Form 10-K
period 1993-12-31
NORTHERN TRUST CORP
filed 1994-03-15
CIK 73124

- --------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                      OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

                         Commission File Number 0-5965

                          NORTHERN TRUST CORPORATION

            (Exact name of registrant as specified in its charter)

                Delaware                            36-2723087
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

         50 South La Salle Street
             Chicago, Illinois                         60675
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (312)630-6000

                        ------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $1.66 2/3 Par Value

                               --------

                       Preferred Stock Purchase Rights

                               --------

     Depositary Shares, each representing one-twentieth of a share of the 6.25% Cumulative Convertible Preferred Stock, Series E of the Registrant

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At February 7, 1994, 53,311,961 shares of Common Stock, $1.66 2/3 Par Value, were outstanding, and the aggregate market value of the common stock (based upon the closing representative bid price of the common stock on February 7, 1994, as reported by NASDAQ) held by nonaffiliates was approximately $1,918,831,652. Determination of stock ownership by nonaffiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:
  Annual Report to Stockholders for the Fiscal Year Ended December 31, 1993 -
  Part I and Part II
  1994 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 1994 - Part III

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                          Northern Trust Corporation

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                                     INDEX

                                                                          Page
PART I
Item 1    Business......................................................    4

          Supplemental Item-Executive Officers of the Registrant........   22

Item 2    Properties....................................................   23

Item 3    Legal Proceedings.............................................   23

Item 4    Submission of Matters to a Vote of Security Holders...........   23


PART II
Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   24

Item 6    Selected Financial Data.......................................   24

Item 7    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   24

Item 8    Financial Statements and Supplementary Data...................   24

Item 9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................   24


PART III
Item 10   Directors and Executive Officers of the Registrant............   25

Item 11   Executive Compensation........................................   25

Item 12   Security Ownership of Certain Beneficial Owners
            and Management..............................................   25

Item 13   Certain Relationships and Related Transactions................   25


PART IV
Item 14   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.........................................   26

Signatures..............................................................   27

Exhibit Index...........................................................   28

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                    PART I

Item 1--Business

                          NORTHERN TRUST CORPORATION

  Northern Trust Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Corporation was organized in Delaware in 1971 and on December 1 of that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation located in the Chicago financial district. The Corporation also owns three other banks in the Chicago metropolitan area, a bank in each of Florida, Arizona, California and Texas, and various other nonbank subsidiaries, including a securities brokerage firm and a futures commission merchant. The Corporation expects that although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Corporation" refers to Northern Trust Corporation and its consolidated subsidiaries.

  At December 31, 1993, the Corporation had consolidated total assets of approximately $16.9 billion and stockholders' equity of $1.2 billion. At June 30, 1993 the Corporation was the third largest bank holding company headquartered in Illinois and the 40th largest in the United States, based on consolidated total assets of approximately $16.3 billion on that date.

                          THE NORTHERN TRUST COMPANY

  The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its one hundred and fifth year, the Bank's growth has come from internal sources rather than through merger or acquisition. At December 31, 1993, the Bank had consolidated assets of approximately $13.5 billion. At June 30, 1993, the Bank was the third largest bank in Illinois and the 38th largest in the United States, based on consolidated total assets of approximately $13.1 billion on that date.

  At December 31,1993 the Bank had seven active wholly owned subsidiaries: The Northern Trust International Banking Corporation, NorLease, Inc., The Northern Trust Safe Deposit Company, MFC Company, Inc., Nortrust Nominees Ltd., The Northern Trust Company U.K. Pension Plan Limited and The Northern Trust Company, Canada. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. NorLease, Inc. was established by the Bank to enable it to broaden its leasing and leasing-related lending activities. The Northern Trust Safe Deposit Company was established in order to offer safe deposit facilities to the public. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited was established in connection with the pension plan for the Bank's London branch. The Northern Trust Company, Canada was established to offer institutional trust products and services to Canadian entities.

                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

  The Corporation has three banking subsidiaries in the Chicago metropolitan area: Northern Trust Bank/O'Hare N.A., Northern Trust Bank/DuPage, and Northern Trust Bank/Lake Forest N.A. At December 31, 1993, the three Illinois banking subsidiaries had nine office locations with combined total assets of approximately $1.5 billion. The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., is headquartered in Miami and at December 31, 1993, had fifteen offices located throughout Florida, with total assets of approximately $1.3 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 1993 had total assets of approximately $214 million and serviced clients from four office locations. The Corporation has a Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas. It had four office locations and total assets of $152 million at December 31, 1993. The Corporation has one banking subsidiary in California, Northern Trust Bank of California N.A., headquartered in Santa Barbara. At December 31, 1993, it had six office locations and total assets of $141 million.

  The Corporation has several nonbank subsidiaries. Among them are Northern Trust Services, Inc., which provides management consulting services to nonaffiliated financial institutions. Northern Trust Securities, Inc. provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Futures Corporation is a futures commission merchant. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Berry, Hartell, Evers & Osborne, Inc. is an investment management firm in San Francisco. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the U.S.

                      CORPORATION'S INTERNAL ORGANIZATION

  The Corporation is organized into three principal business units: Corporate Financial Services and Personal Financial Services report to President and Chief Operating Officer William A. Osborn, who also heads the Commercial Banking and Corporate Management Services unit. In addition, the Corporation's Risk Management Unit focuses on financial and risk management. The following is a brief summary of the Corporation's business activities.

CORPORATE FINANCIAL SERVICES

  John S. Sutfin, Vice Chairman of the Corporation, is head of Corporate Financial Services (CFS) which encompasses domestic and global custody trust-related services for securities traded in the United States and foreign markets, as well as securities lending, asset management, and cash management services. Master Trust/Master Custody is the principal product of CFS in the United States. Global Custody, the extension of domestic Master Custody to securities traded in markets foreign to the client, has been provided primarily through the Bank's London branch and Banque Scandinave en Suisse (BSS), in which the Bank has an investment of approximately 21%. The Corporation expects to transition most accounts custodied at BSS to the London branch during 1994. Related foreign exchange activities are conducted at the London branch.

  As measured by number of clients, the Corporation is a leading provider of Master Trust/Master Custody services in various market segments. At December 31, 1993 total assets under administration were $426.5 billion. The major market segments served are Corporate ERISA (pension and profit sharing funds subject to regulation under the Employment Retirement Income Security Act of 1974); public funds; taxable asset portfolios (foundations, endowments and insurance companies); and international asset portfolios (global assets of domestic and foreign institutions).

  To broaden the services provided to the defined contribution market, the Corporation signed a definitive agreement in December 1993 to acquire Hazlehurst & Associates, Inc., a privately-held retirement benefit plan services company based in Atlanta, Georgia. Hazlehurst's well established capabilities in retirement plan design, participant record keeping, and actuarial and consulting services will complement the Corporation's custody, fiduciary and investment management capabilities. The agreement is expected to close in the second quarter of 1994 subject to the approval of Hazlehurst shareholders and to regulatory approval.

  CFS also includes a correspondent trust market segment which provides custody, systems and investment services to smaller bank trust departments. Trust operations, The Northern Trust Company of New York and The Northern Trust Company, Canada are also included in CFS.

PERSONAL FINANCIAL SERVICES

  Services to individuals is another major dimension of the Corporation's trust business. Barry G. Hastings, Vice Chairman of the Corporation, is head of Personal Financial Services (PFS) which encompasses personal trust and investment management services, estate administration, personal banking and mortgage lending. The Corporation's personal trust strategy combines private banking and trust services to targeted high net worth individuals in rapidly growing areas of wealth concentration. PFS is one of the largest bank managers of personal trust assets in the United States, with total assets under administration of $50.0 billion at December 31, 1993.

  The Corporation has created a broad national presence in the delivery of specialized private banking and personal trust services through the Bank and a network of banking subsidiaries located in Florida, Arizona, California, Texas and suburban Chicago. These full service banking subsidiaries are predominantly private banking and personal trust oriented and are included in PFS.

  In December 1993 the Corporation entered into a definitive agreement to acquire Beach One Financial Services, Inc., parent of The Beach Bank of Vero Beach in Florida. The agreement is expected to close in the third quarter of 1994 subject to the approval of Beach One shareholders and to regulatory approval.

  The Northern Trust Safe Deposit Company, Berry, Hartell, Evers & Osborne, Inc., and Northern Trust Securities, Inc. are also part of PFS.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

COMMERCIAL BANKING AND CORPORATE MANAGEMENT SERVICES

  Commercial Banking is headed by Gregg D. Behrens, Executive Vice President of the Bank. Commercial Banking offers a full range of banking services through the Bank and places special emphasis on developing institutional relationships in three target markets: middle market and small business companies in the Chicago and Midwest area, large domestic corporations, and financial institutions (both domestic and international). Credit services are administered in three groups: a Metropolitan Group, a Special Industries Group, and a Corporate and Correspondent Group. NorLease, Inc. and The Northern Trust International Banking Corporation are also part of Commercial Banking.

  Corporate Management Services (CMS), headed by J. David Brock, Executive Vice President of the Corporation, encompasses the treasury management products and services offered by the Corporation. This business serves the treasury needs of major corporations and financial institutions by providing products and services to accelerate cash collections, control disbursement outflows, and generate information to manage their cash positions. Treasury management products and services, including lockbox collection, controlled disbursement products and electronic banking, are developed and marketed in the Banking Services Group within CMS. CMS also includes banking operations and building management.

RISK MANAGEMENT UNIT

  The Risk Management Unit, headed by Senior Executive Vice President and Chief Financial Officer Perry R. Pero, includes the Credit Policy function and the Bank's Treasury Department. The Credit Policy function is described fully on pages 16 to 17 of this report. The Treasury Department is responsible for managing the Bank's wholesale funding and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

  The Risk Management Unit also includes the Corporate Controller, Corporate Treasurer and Economic Research functions.

                              GOVERNMENT POLICIES

  The earnings of the Bank, other banking subsidiaries, and the Corporation are affected by numerous external influences, principally general economic conditions, both domestic and international, and actions that the United States and foreign governments and their central banks take in managing their economies. These general conditions affect all of the Corporation's businesses, as well as the quality and volume of the loan and investment portfolios.

  An important regulator of domestic economic conditions is the Board of Governors of the Federal Reserve System, which has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by its open market operations in United States government securities, the discount rate at which member banks may borrow from Federal Reserve Banks and changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of the Corporation's resources.

                                  COMPETITION

  The Corporation's principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, the Corporation seeks to deliver a level of service to its clients that distinguishes it from its competitors. The Corporation emphasizes the development and growth of recurring sources of fee-based income and is one of only eight major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. The Corporation seeks to develop and expand its recurring fee-based revenue by identifying selected market niches and providing a high level of individualized service to its clients in such markets. The Corporation also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, the Corporation seeks to maintain a strong management team with senior officers having broad experience and long tenure with the Corporation.

  Active competition exists in all principal areas in which the subsidiaries of the Corporation are presently engaged. The Corporate and Personal Financial Services business units compete with domestic and foreign financial institutions, trust companies, financial companies, personal loan companies, mutual funds and investment advisors. The Corporation is a leading provider of Master Trust/Master Custody services and has the leading market share in the Chicago area personal trust market.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  The Commercial Banking and Corporate Management Services business unit competes with domestic and foreign financial institutions, finance companies and leasing companies. Its products also face increased competition due to the general trend among corporations and other institutions to rely more upon direct access to the credit and capital markets (such as through the direct issuance of commercial paper) and less upon commercial banks and other traditional financial intermediaries.

  The chief local competitors of the Bank for trust and banking business are Continental Bank N.A., The First National Bank of Chicago and its affiliate American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, and LaSalle National Bank. The chief national competitors of the Bank for Master Trust/Master Custody services are Mellon Bank Corporation, State Street Boston Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and Bank of New York Company, Inc.

                          REGULATION AND SUPERVISION

  The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (Act), and to regulation by the Board of Governors of the Federal Reserve System. The Act limits the activities which may be engaged in by the Corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under section 106 of the 1970 amendments to the Act and the Federal Reserve Board's regulations, a bank holding company, as well as certain of its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

  The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Board of Governors. No application to acquire shares or assets of a bank located outside the state in which the operations of a bank holding company's banking subsidiaries are principally conducted may be approved by the Federal Reserve Board unless such acquisition is specifically authorized by a statute of the state in which the bank to be acquired is located.

  Illinois law permits bank holding companies located in any state of the United States to acquire banks or bank holding companies located in Illinois subject to regulatory determinations that the laws of the other state permit Illinois bank holding companies to acquire banks and bank holding companies within that state on qualifications and conditions not unduly restrictive compared to those imposed by Illinois law. Subject to these regulatory determinations, the Corporation may acquire banks and bank holding companies in such states, and bank holding companies in those states may acquire banks and bank holding companies in Illinois.

  Applicable laws also permit the Corporation to acquire banks or bank holding companies in Arizona, California, Texas, Florida and certain other states.

  Illinois law permits an Illinois bank holding company to acquire banks anywhere in the state. Illinois legislation also now allows Illinois banks to open branches anywhere within Illinois.

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) amended the Act to authorize the Federal Reserve Board to allow bank holding companies to acquire any savings association (whether healthy, failed or failing) and removed "tandem operations" restrictions, which previously prohibited savings associations from being operated in tandem with a bank holding company's other subsidiaries. As a result, bank holding companies, including the Corporation, now have expanded opportunities to acquire thrift institutions.

  Under FIRREA, an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the Federal Deposit Insurance Corporation (FDIC) in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Thus, any of the Corporation's banking subsidiaries could incur liability to the FDIC pursuant to this statutory provision in the event of a loss suffered by the FDIC in connection with any of the Corporation's other banking subsidiaries (whether due to a default or the provision of FDIC assistance). Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under FIRREA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to the provisions of FIRREA.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to regulation by both these entities, as well as by the Illinois Commissioner of Banks and Trust Companies. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve.

  The Corporation's national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Comptroller of the Currency. Northern Trust Bank/DuPage, a state chartered institution that is not a member of the Federal Reserve System, is regulated by the FDIC and the Illinois Commissioner of Banks and Trust Companies.

  The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Futures Corporation is registered as a futures commission merchant with the Commodity Futures Trading Commission, is a member of the National Futures Association, the Chicago Board of Trade and the Board of Trade Clearing Corporation, and is a clearing member of the Chicago Mercantile Exchange. Northern Trust Securities, Inc. is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Berry, Hartell, Evers & Osborne, Inc. is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. Various other subsidiaries and branches conduct business in other states and foreign countries and, therefore, may be subject to their regulations and restrictions.

  The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities.

  Information regarding dividend restrictions on the Corporation's banking subsidiaries is incorporated herein by reference to Note 12 titled Restrictions on Subsidiary Dividends and Loans or Advances on page 53 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

  Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is an eight basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject to a rate of .23%, and banks classified as weakest by the FDIC are subject to a rate of .31%. The FDIC is prohibited from lowering the average assessment rate below .23% until the Bank Insurance Fund (Fund) has reached a reserve ratio of 1.25%. The FDIC currently estimates the Fund will achieve the designated reserve ratio in the first half of 2002.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. In general, FDICIA subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA and the regulations adopted under it establish five capital categories as follows, with the category for any institution determined by the lowest of any of these ratios:


                            Tier 1           Tier 1             Total
                            Leverage Ratio   Risk-Based Ratio   Risk-Based Ratio
                            --------------   ----------------   ----------------
Well Capitalized             5% or above       6% or above        10% or above

Adequately Capitalized       4% or above*      4% or above         8% or above

Undercapitalized             Less than 4%      Less than 4%       Less than 8%

Significantly
  Undercapitalized           Less than 3%      Less than 3%       Less than 6%

Critically
  Undercapitalized                 -                -             2% or below

*3% for banks with the highest CAMEL (supervisory) rating.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by the capital position reflected on its statement of condition if it receives an unsatisfactory rating by its examiners with respect to its assets, management, earnings or liquidity. Although a bank's capital categorization thus depends upon factors other than the statement of condition ratios in the table above, the Corporation has set capital goals for each of its subsidiary banks that would allow each bank to meet the minimum ratios that are one of the conditions for it to be considered to be well capitalized. At December 31, 1993, the Bank and each of the Corporation's other subsidiary banks met or exceeded these goals. The Corporation's capital ratios are disclosed and discussed on page 39 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

  Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts.

  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized banks are subject to limitations on growth and are required to submit a capital restoration plan, which must be guaranteed by the institution's parent company. Institutions that fail to submit an acceptable plan, or that are significantly undercapitalized, are subject to a host of more drastic regulatory restrictions and measures.

  FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions' holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been proposed and adopted by the agencies.

  FDICIA also contains a variety of other provisions that may affect the operations of a bank, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions and a requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

                                     STAFF
  The Corporation and its subsidiaries employed 6,259 full-time equivalent officers and staff members as of December 31, 1993, approximately 4,600 of whom were employed by the Bank.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                            STATISTICAL DISCLOSURES

  The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, are incorporated herein by reference.

                                                                            1993
                                                                   ANNUAL REPORT
SCHEDULE                                                                 PAGE(S)
- -----------------------------------------------------------------  -------------
Foreign Outstandings.............................................  .......... 33
Nonperforming Assets and 90 Day Past Due Loans...................  .......... 34
Analysis of Reserve Credit Losses................................  .......... 35
Average Statement of Condition...................................  .......... 62
Ratios...........................................................  .......... 62
Analysis of Net Interest Income..................................  ..... 64 & 65
- -----------------------------------------------------------------  -------------

- --------------------------------------------------------------------------------

  Additional statistical information as to the Corporation on a consolidated basis is set forth below.

INVESTMENT SECURITIES

                                                                               DECEMBER 31
                                                      ----------------------------------------------------------
(In Millions)                                             1993      1992      1991      1990      1989      1988
- ----------------------------------------------------  --------  --------  --------  --------  --------  --------
Securities Held for Investment
  U.S. Government                                     $2,343.7  $1,522.8  $1,822.2  $  295.0  $  822.9  $  784.9
  Obligations of States and Political Subdivisions       493.5     508.5     526.1     535.5     486.2     380.1
  Federal Agency                                         833.1     559.2     293.1     563.5     297.8     257.0
  Preferred Stock                                         15.5      15.4     152.3     146.5     134.6      82.1
  Other                                                  105.0     173.6     321.0     653.9     485.0     680.8
- --------------------------------------------------    --------  --------  --------  --------  --------  --------
Total Securities Held for Investment                  $3,790.8  $2,779.5  $3,114.7  $2,194.4  $2,226.5  $2,184.9
- --------------------------------------------------    --------  --------  --------  --------  --------  --------
Total Securities Held for Sale                        $  211.6  $  400.1  $     --  $     --  $     --  $     --
- --------------------------------------------------    --------  --------  --------  --------  --------  --------
Average Investment Securities                         $4,202.5  $3,174.1  $2,467.7  $2,339.6  $2,692.4  $1,962.8
- ----------------------------------------------------------------------------------------------------------------

REMAINING MATURITY AND AVERAGE YIELD OF INVESTMENT SECURITIES
(Yield on a taxable equivalent basis giving effect of the federal and state tax rates)

                                                                    DECEMBER 31, 1993
                                      ----------------------------------------------------------------------------------
                                      ONE YEAR OR LESS   ONE TO FIVE YEARS   FIVE TO TEN YEARS   OVER TEN YEARS
                                      ----------------   -----------------   -----------------   --------------   AVERAGE
 (Amounts in Millions)                    BOOK   YIELD       BOOK     YIELD      BOOK    YIELD     BOOK   YIELD   MATURITY
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
Securities Held for Investment
   U.S. Government                    $1,934.4    3.61%    $364.7     4.37%    $ 44.6     5.60%  $   --      --%    8 mos.
   Obligations of States and
     Political Subdivisions               42.9   12.03      204.9    12.44      144.3    11.21    101.4   10.19    68 mos.
     Federal Agency                      405.6    3.59      388.0     3.91       38.2     3.76      1.3    3.76    19 mos.
     Other--Fixed                         21.5    6.64       12.3     4.60         .2    10.40     16.6    6.05    50 mos.
          --Floating                      27.2    4.15       28.0     4.12        4.4     4.08     10.3    8.72    43 mos.
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
Total Securities Held for Investment  $2,431.6    3.78%    $997.9     5.84%    $231.7     8.76%  $129.6    9.48%   19 mos.
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
Total Securities Held for Sale        $   11.2    7.24%    $ 25.5     6.73%    $ 18.5     6.68%  $156.4    4.56%  111 mos.
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------

                                                                    December 31, 1992
                                      ----------------------------------------------------------------------------------
                                      One Year or Less   One to Five Years   Five to Ten Years   Over Ten Years
                                      ----------------   -----------------   -----------------   --------------   Average
 (Amounts in Millions)                    Book   Yield       Book     Yield      Book    Yield     Book   Yield   Maturity
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
Securities Held for Investment
  U.S. Government                     $1,231.4    3.66%    $291.4      4.60%  $    --       --%  $   --      --%    8 mos.
  Obligations of States and
   Political Subdivisions                 32.1   11.49      163.5     12.15     152.5    11.22    160.4   11.13    80 mos.
  Federal Agency                         295.3    4.03      260.9      4.26       3.0     5.71       --      --    21 mos.
  Other--Fixed                            13.6    9.03       38.1      5.54        .2    10.40     14.6    6.82    41 mos.
       --Floating                         32.4    4.08       79.3      4.21        .6     5.66     10.2   10.36    35 mos.
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
Total Securities Held for Investment  $1,604.8    3.94%    $833.2      5.98%   $156.3    11.09%  $185.2   10.74%   26 mos.
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
Total Securities Held for Sale        $  245.1    5.90%    $ 56.8      6.28%   $   --       --%  $ 98.2    4.72%   35 mos.
- ------------------------------------  --------   -----     ------    ------    ------    -----   ------   -----   --------
- --------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

LOANS AND LEASES BY TYPE

                                                                                      DECEMBER 31
                                                           ---------------------------------------------------------------
(In Millions)                                                  1993       1992       1991       1990       1989       1988
- -------------------------------------------------------    --------   --------   --------   --------   --------   --------
Domestic
  Commercial                                               $2,421.1   $2,409.0   $2,719.4   $2,596.0   $2,698.4   $2,280.2
  Broker                                                      249.4      336.3      336.0       83.2      348.8      313.5
  Residential Real Estate                                   2,883.3    2,372.8    1,793.6    1,472.1    1,156.0      919.3
  Commercial Real Estate                                      506.5      511.2      515.0      608.0      595.4      419.7
  Consumer                                                    617.5      505.9      449.7      334.3      276.4      218.7
  Other                                                       453.5      392.0       37.2       92.4      163.0      171.1
  Lease Financing                                             138.4      135.2      120.7       97.4       77.1       66.5
- -------------------------------------------------------    --------   --------   --------   --------   --------   --------
Total Domestic                                              7,269.7    6,662.4    5,971.6    5,283.4    5,315.1    4,389.0
International                                                 353.3      273.5      308.1      252.9      345.0      276.7
- -------------------------------------------------------    --------   --------   --------   --------   --------   --------
Total Loans and Leases                                     $7,623.0   $6,935.9   $6,279.7   $5,536.3   $5,660.1   $4,665.7
- -------------------------------------------------------    --------   --------   --------   --------   --------   --------
Average Loans and Leases                                   $7,297.1   $6,452.9   $6,199.4   $5,847.7   $5,020.9   $4,276.4
- -------------------------------------------------------    --------   --------   --------   --------   --------   --------

Loans were classified based on credit risk exposure for 1993, 1992, 1991 and 1990. Loan breakdowns prior to 1990 were based on industry classifications defined by the Federal Reserve.

- --------------------------------------------------------------------------------

REMAINING MATURITY OF SELECTED LOANS AND LEASES

                                                                                      DECEMBER 31, 1993
                                                                        --------------------------------------------
                                                                                   ONE YEAR       ONE TO   OVER FIVE
(In Millions)                                                              TOTAL    OR LESS   FIVE YEARS       YEARS
- -------------------------------------------------------------------     --------   --------   ----------   ---------
Domestic (Excluding Residential Real Estate and Consumer Loans)
  Commercial                                                            $2,421.1   $1,742.5       $560.0      $118.6
  Commercial Real Estate                                                   506.5      224.7        234.9        46.9
  Other                                                                    702.9      687.3          7.0         8.6
  Lease Financing                                                          138.4       20.4         65.3        52.7
- -------------------------------------------------------------------     --------   --------   ----------   ---------
  Total Domestic                                                         3,768.9    2,674.9        867.2       226.8
  International                                                            353.3      282.7         59.9        10.7
- -------------------------------------------------------------------     --------   --------   ----------   ---------
  Total Selected Loans and Leases                                       $4,122.2   $2,957.6       $927.1      $237.5
- -------------------------------------------------------------------     --------   --------   ----------   ---------
Interest Rate Sensitivity of Loans and Leases
  Fixed Rate                                                            $2,895.3   $2,101.6       $606.3      $187.4
  Variable Rate                                                          1,226.9      856.0        320.8        50.1
- -------------------------------------------------------------------     --------   --------   ----------   ---------
Total                                                                   $4,122.2   $2,957.6       $927.1      $237.5
- -------------------------------------------------------------------     --------   --------   ----------   ---------

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

AVERAGE DEPOSITS BY TYPE

(In Millions)                                           1993       1992       1991       1990       1989       1988
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Domestic Offices
  Demand and Noninterest-Bearing
    Individuals, Partnerships and Corporations     $ 1,487.5   $1,354.1   $1,191.8   $1,126.4   $1,113.2   $1,151.0
    Correspondent Banks                                201.1      199.6      182.9      188.6      237.2      254.8
    Other                                              866.3      322.3      261.1      282.2      219.7      194.2
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
    Total                                            2,554.9    1,876.0    1,635.8    1,597.2    1,570.1    1,600.0
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
  Time
    Savings and Money Market Deposits                3,432.1    3,372.2    3,208.1    2,975.9    2,382.4    2,364.1
    Savings Certificates less than $100,000            668.6      732.6      835.7      790.0      685.9      591.5
    Savings Certificates $100,000 and more             504.3      638.2      734.0      666.9      581.6      384.6
    Other Certificates                                 404.7      493.9      533.1      520.8      392.4      442.1
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
    Total                                            5,009.7    5,236.9    5,310.9    4,953.6    4,042.3    3,782.3
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Total Domestic Offices                               7,564.6    7,112.9    6,946.7    6,550.8    5,612.4    5,382.3
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Foreign Offices
  Demand                                                65.3       56.2       41.8       81.8       99.2       93.7
  Time                                               2,436.4    1,815.6    1,100.6    1,105.6      844.4      835.0
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Total Foreign Offices                                2,501.7    1,871.8    1,142.4    1,187.4      943.6      928.7
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Total Deposits                                     $10,066.3   $8,984.7   $8,089.1   $7,738.2   $6,556.0   $6,311.0
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------

- --------------------------------------------------------------------------------

AVERAGE RATES PAID ON TIME DEPOSITS BY TYPE

                                                        1993       1992       1991       1990       1989       1988
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Time Deposits
  Savings and Money Market Deposits                     2.30%      2.94%      4.96%      6.54%      6.75%      5.67%
  Savings Certificates less than $100,000               4.61       5.46       6.47       7.76       7.94       6.95
  Savings Certificates $100,000 and more                3.91       4.68       6.85       8.05       8.77       7.42
  Other Certificates                                    3.88       5.15       7.19       8.18       8.64       7.42
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Total Domestic Offices                                  2.89       3.71       5.68       7.11       7.43       6.25
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------
Total Foreign Offices Time                              3.71       5.27       8.05       9.90       8.91       7.13
 -----------------------------------------------   ---------   --------   --------   --------   --------   --------
Total Time Deposits                                     3.16%      4.11%      6.09%      7.62%      7.69%      6.41%
- -----------------------------------------------    ---------   --------   --------   --------   --------   --------

- -------------------------------------------------------------------------------

REMAINING MATURITY OF TIME DEPOSITS $100,000 AND MORE

                                           DECEMBER 31, 1993                 December 31, 1992
                                    -------------------------------   -------------------------------
                                      DOMESTIC OFFICES                  Domestic Offices
                                    --------------------              --------------------
                                    CERTIFICATES   OTHER    FOREIGN   Certificates   Other    Foreign
(In Millions)                         OF DEPOSIT    TIME    OFFICES     of Deposit    Time    Offices
- ---------------------------------   ------------   -----   --------   ------------   -----   --------
3 Months or Less                          $399.1   $ 1.0   $2,716.6         $501.9   $ 1.5   $1,809.0
Over 3 through 6 Months                    163.1     2.2       18.2          189.5      .7       31.2
Over 6 through 12 Months                    95.9     2.0        4.4          132.9     2.8        3.1
Over 12 Months                             140.2     5.3         --          159.7     7.2        6.7
- ---------------------------------   ------------   -----   --------   ------------   -----   --------
Total                                     $798.3   $10.5   $2,739.2         $984.0   $12.2   $1,850.0
- ---------------------------------   ------------   -----   --------   ------------   -----   --------

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
PURCHASED FUNDS


FEDERAL FUNDS PURCHASED
(Overnight Borrowings)

(Amounts in Millions)                                  1993      1992      1991
- -------------------------------------------------  --------  --------  --------
Balance on December 31                             $1,215.8  $2,034.2  $1,580.3
Highest Month-End Balance                           2,311.5   2,034.2   2,108.5
Year--Average Balance                               1,692.5   1,540.2   1,412.8
    --Average Rate                                     3.02%     3.47%     5.57%
Average Rate at Year-End                               2.82      3.12      3.44
- -------------------------------------------------  --------  --------  --------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(Amounts in Millions)                                  1993      1992      1991
- -------------------------------------------------  --------  --------  --------
Balance on December 31                             $  602.2  $  282.3  $  432.6
Highest Month-End Balance                           1,571.2   1,052.2     662.4
Year--Average Balance                                 664.4     542.9     463.8
    --Average Rate                                     3.00%     3.65%     5.65%
Average Rate at Year-End                               2.81      3.18      4.44
- -------------------------------------------------  --------  --------  --------

OTHER BORROWINGS
(Includes Treasury Tax and Loan Demand Notes and
Term Federal Funds Purchased)

(Amounts in Millions)                                  1993      1992      1991
- -------------------------------------------------  --------  --------  --------
Balance on December 31                             $2,001.2  $  672.8  $  956.7
Highest Month-End Balance                           2,620.7   1,782.8   1,634.5
Year--Average Balance                                 868.9     526.6     703.3
    --Average Rate                                     2.83%     3.45%     5.78%
Average Rate at Year-End                               2.85      2.61      3.87
- -------------------------------------------------  --------  --------  --------

TOTAL PURCHASED FUNDS

(Amounts in Millions)                                  1993      1992      1991
- -------------------------------------------------  --------  --------  --------
Balance on December 31                             $3,819.2  $2,989.3  $2,969.6
Year--Average Balance                               3,225.8   2,609.7   2,579.9
    --Average Rate                                     2.96%     3.50%     5.64%
- -------------------------------------------------  --------  --------  --------
- -------------------------------------------------------------------------------

COMMERCIAL PAPER

(Amounts in Millions)                                  1993      1992      1991
- -------------------------------------------------  --------  --------  --------
Balance on December 31                             $  124.1  $  127.0  $  129.4
Highest Month-End Balance                             167.6     163.1     161.1
Year--Average Balance                                 131.5     132.9     129.3
    --Average Rate                                     3.23%     3.88%     6.19%
Average Rate at Year-End                               3.19      3.62      4.73
- -------------------------------------------------  --------  --------  --------
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

CHANGES IN NET INTEREST INCOME


                                                                             1993/92                      1992/91
                                                                     --------------------------   ---------------------------
                                                                          CHANGE DUE TO               Change Due To
(Interest on a taxable equivalent basis)                             --------------------------   ---------------------------
(In Millions)                                                        VOLUME       RATE    TOTAL   Volume       Rate     Total
- ------------------------------------------------------------------   ------    -------   ------   ------    -------   -------
INCREASE (DECREASE) IN INTEREST INCOME
Loans and Leases--Domestic                                           $ 51.6    $ (56.4)  $ (4.8)  $ 18.5    $ (93.3)  $ (74.8)
                --International                                         (.4)      (3.6)    (4.0)     (.8)      (6.6)     (7.4)
Money Market Assets
 Federal Funds Sold and Repurchase Agreements                          (2.2)      (1.1)    (3.3)    (2.5)      (6.5)     (9.0)
 Time Deposits with Banks--Domestic                                       -        (.1)     (.1)     (.6)        .2       (.4)
                         --International                               14.9      (23.9)    (9.0)    17.4      (29.5)    (12.1)
 Other                                                                 (1.1)       (.9)    (2.0)    (7.5)      (8.6)    (16.1)
Investment Securities--Held for Investment
 U.S. Government                                                       31.1      (23.7)     7.4     41.9      (16.6)     25.3
 Obligations of States and Political Subdivisions                      (1.6)       1.0      (.6)    (2.0)       (.2)     (2.2)
 Federal Agency                                                         9.3       (3.9)     5.4      8.0       (9.4)     (1.4)
 Other                                                                (11.8)      (3.2)   (15.0)   (16.2)     (13.2)    (29.4)
Investment Securities--Held for Sale                                   10.9          -     10.9        -          -         -
Securities Held for Trading                                             1.0         .2      1.2     (1.0)       (.5)     (1.5)
- ------------------------------------------------------------------   ------    -------   ------   ------    -------   -------
Total                                                                $101.7    $(115.6)  $(13.9)  $ 55.2    $(184.2)  $(129.0)
- ------------------------------------------------------------------   ------    -------   ------   ------    -------   -------
INCREASE (DECREASE) IN INTEREST EXPENSE
Deposits
 Savings and Money Market Deposits                                   $  1.4    $ (21.7)  $ (20.3) $  4.8    $ (64.9)  $ (60.1)
 Savings Certificates                                                  (8.5)     (10.9)    (19.4)  (10.1)     (24.3)    (34.4)
 Other Time                                                            (3.4)      (6.3)     (9.7)   (2.0)     (10.9)    (12.9)
 Foreign Offices Time                                                  23.0      (28.3)     (5.3)   37.7      (30.6)      7.1
Federal Funds Purchased                                                 4.6       (7.0)     (2.4)    4.4      (29.6)    (25.2)
Securities Sold under Agreements to Repurchase                          3.7       (3.5)       .2     2.9       (9.3)     (6.4)
Commercial Paper                                                        (.1)       (.8)      (.9)     .1       (2.9)     (2.8)
Other Borrowings                                                        9.7       (3.2)      6.5    (6.1)     (16.5)    (22.6)
Senior Medium-Term Notes                                               15.5        (.1)     15.4     2.8         .1       2.9
Notes Payable                                                           3.0        (.7)      2.3     1.1       (1.5)      (.4)
- ------------------------------------------------------------------   ------    -------   -------  ------    -------   -------
Total                                                                  48.9      (82.5)    (33.6)   35.6     (190.4)   (154.8)
- ------------------------------------------------------------------   ------    -------   -------  ------    -------   -------
INCREASE (DECREASE) IN NET INTEREST INCOME                           $ 52.8    $ (33.1)  $  19.7  $ 19.6    $   6.2   $  25.8
- ------------------------------------------------------------------   ------    -------   -------  ------    -------   -------

Note: Changes not due only to volume changes or rate changes are included in the change due to volume column.
- --------------------------------------------------------------------------------

INTERNATIONAL OPERATIONS (BASED ON OBLIGOR'S DOMICILE)

  See also Note 20 titled International Operations on pages 57 and 58 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, which is incorporated herein by reference.

SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO INTERNATIONAL OPERATIONS

(In Millions)                                                          1993      1992      1991      1990      1989      1988
- -----------------------------------------------------------------  --------  --------  --------  --------  --------  --------
Total Assets                                                       $2,328.8  $2,033.0  $1,709.2  $1,297.5  $1,007.4  $1,295.3
- -----------------------------------------------------------------  --------  --------  --------  --------  --------  --------
 Time Deposits with Banks                                           1,956.7   1,618.6   1,323.4     889.1     582.1     840.5
 Other Money Market Assets                                               .9      38.8       3.2       2.7       7.8      14.9
 Loans                                                                279.9     287.6     299.4     310.0     327.4     418.1
 Customers' Acceptance Liability                                        4.8       3.8      10.2      11.2      18.3      32.8
 Foreign Investments                                                   29.8      31.4      30.3      30.8      26.2      28.6
- -----------------------------------------------------------------  --------  --------  --------  --------  --------  --------
Total Liabilities                                                  $2,715.0  $2,125.3  $1,278.2  $1,364.0  $1,133.9  $1,159.4
- -----------------------------------------------------------------  --------  --------  --------  --------  --------  --------
 Deposits                                                           2,706.2   2,099.0   1,214.7   1,287.5   1,032.0   1,057.0
 Liability on Acceptances                                               4.8       3.8      10.3      11.2      18.3      32.8
- -----------------------------------------------------------------  --------  --------  --------  --------  --------  --------
- -----------------------------------------------------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

PERCENT OF INTERNATIONAL RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

                                        1993   1992   1991   1990   1989   1988
- -------------------------------------   ----   ----   ----   ----   ----   ----
Assets                                    15%    15%    14%    11%    10%    14%
- -------------------------------------   ----   ----   ----   ----   ----   ----
Liabilities                               17     16     11     12     11     13
- -------------------------------------   ----   ----   ----   ----   ----   ----

- --------------------------------------------------------------------------------

RESERVE FOR CREDIT LOSSES RELATING TO INTERNATIONAL OPERATIONS

(In Millions)                     1993   1992   1991     1990     1989     1988
- -------------------------------   ----   ----   ----   ------   ------   ------
Balance at Beginning of Year      $5.3   $6.9   $7.0   $ 21.3   $ 79.4   $176.8
Losses Charged to Reserve          (.6)  (6.0)    --     (1.1)   (16.3)   (99.8)
Recoveries Credited to Reserve      .1     .4     .1      2.2      2.4      4.1
Provision for Credit Losses        1.9    4.0    (.2)   (15.4)   (44.2)    (1.7)
- -------------------------------   ----   ----   ----   ------   ------   ------
Balance at End of Year            $6.7   $5.3   $6.9   $  7.0   $ 21.3   $ 79.4
- -------------------------------   ----   ----   ----   ------   ------   ------

The Securities and Exchange Commission requires the Corporation to disclose a reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. In 1989, $51.5 million and in 1990 the remaining $13.1 million of the reserve designated for loans to less developed countries was transferred to the general unallocated portion of the reserve for credit losses. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.

- --------------------------------------------------------------------------------

DISTRIBUTION OF INTERNATIONAL LOANS AND DEPOSITS BY TYPE


                                                    DECEMBER 31
                                  ---------------------------------------------
Loans                               1993      1992      1991      1990     1989
- ------------------------------    ------    ------    ------    ------   ------
Commercial                        $157.9    $122.3    $166.9    $146.0   $214.4
Foreign Governments and
 Official Institutions              47.1      26.4      27.3      10.7     19.3
Banks                              145.9     121.9     113.8      95.9    105.3
Other                                2.4       2.9        .1        .3      6.0
- ------------------------------    ------    ------    ------    ------   ------
Total                             $353.3    $273.5    $308.1    $252.9   $345.0
- ------------------------------    ------    ------    ------    ------   ------

                                                  DECEMBER 31
                                 ----------------------------------------------
Deposits                             1993               1992               1991
- ------------------------------   --------           --------           --------
Commercial                       $2,378.0           $1,195.1           $1,098.6
Foreign Governments and
 Official Institutions              263.2              353.6               13.9
Banks                               410.8              367.8               83.9
Other Time                          200.4              159.2              348.0
Other Demand                          6.6               80.3               21.9
- ------------------------------   --------           --------           --------
Total                            $3,259.0           $2,156.0           $1,566.3
- ------------------------------   --------           --------           --------

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                            CREDIT RISK MANAGEMENT

OVERVIEW
  The Credit Policy function reports to the Chief Financial Officer. Credit Policy provides a system of checks and balances for the Corporation's diverse credit-related activities by establishing and monitoring all credit-related policies and practices throughout the Corporation and ensuring their uniform application. These activities are designed to ensure that credit exposure is diversified on an industry and client basis, thus lessening the overall credit risk to the Corporation.

  Individual credit authority within the Commercial Banking and Personal Financial Services business units is limited to specified amounts and maturities. Credit decisions involving commitment exposure in excess of the specified individual limits are submitted to the appropriate Group Credit Approval Committee (Committee). Each Committee is chaired by the executive in charge of the area and has a Credit Policy officer as a voting participant. Each Committee's credit approval authority is specified, based on commitment levels, credit ratings and maturities. Credits involving commitment exposure in excess of these group credit limits require, dependent upon the internal credit rating, the approval of the Credit Policy Credit Approval Committee, the head of Credit Policy, or the business unit head.

  Credit Policy established the Counterparty Risk Management Committee in order to manage the Corporation's counterparty risk more effectively. This committee has sole credit authority for exposure to all foreign banks, certain domestic banks which Credit Policy deems to be counterparties and which do not have commercial credit relationships within the Corporation, and other organizations which Credit Policy deems to be counterparties.

  Under the auspices of Credit Policy, country exposure limits are reviewed and approved on a country-by-country basis.

  As part of the Corporation's ongoing credit granting process, internal credit ratings are assigned to each client and credit before credit is extended, based on creditworthiness. Credit Policy performs a semi-annual review of selected significant credit exposures which is designed to identify at the earliest possible stages clients who might be facing financial difficulties. Internal credit ratings are also reviewed during this process. Above average risk loans, which will vary from time to time, receive special attention by both lending officers and Credit Policy. This approach allows management to take remedial action in an effort to deal with potential problems.

  An integral part of the Credit Policy function is a monthly formal review of all past due and potential problem loans to determine which credits, if any, need to be placed on nonaccrual status or charged off. The provision is reviewed quarterly to determine the amount necessary to maintain an adequate reserve for credit losses.

  The Corporation's management of credit risk is reviewed by various bank regulatory agencies. The Corporation's independent auditors also perform a review of credit-related procedures, the loan portfolio and other extensions of credit, and the reserve for credit losses as part of their audit of the Corporation's annual financial statements.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
  The reserve for credit losses is established and maintained on an overall portfolio basis. However, bank disclosure guidelines issued by the Securities and Exchange Commission request management to furnish a breakdown of the reserve for credit losses by loan category. Thus, in accordance with these disclosure guidelines, breakdowns are provided for the major domestic and foreign loan categories as follows:

  Allocated Reserve. Credit Policy estimates the amount that is necessary to provide for potential losses relating to specific nonperforming loans. The allocated portion of the reserve totaled $0.2 million at December 31, 1993, which related entirely to specific nonperforming loans. Total nonperforming loans were $27.3 million at December 31, 1993.

  Unallocated Reserve. The unallocated portion of the reserve is available for unknown losses that are inherent not only in the loan portfolio, but also in other extensions of credit. While the unallocated portion serves to cover specific groups of loans and other extensions of credit that entail higher than average risk, it is considered a general reserve available to absorb all credit-related losses. The unallocated portion of the reserve totaled $145.3 million at December 31, 1993 compared with $134.5 million at December 31, 1992.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  In connection with management's assessment of the unallocated portion of the reserve for credit losses at December 31, 1993, the following groups of loans with specific risk elements were considered:

  . Management's ongoing review process identified loans with above average credit risk, including nonperforming loans with no specific reserve allocation, which totaled $336.3 million at December 31, 1993. Management assigns risk factors of either 5% to 10% or 5% to 20% to loan categories in this group and ascribed $16.8 million to $49.7 million of the unallocated reserve to this group.

  . Another risk group identified is composed of commercial real estate loans. Management believes that this group, which totaled $369.4 million at December 31, 1993 (not including $137.1 million of loans with above average credit risk just described), represented a general risk factor of 5% to 10% at year-end and accordingly $18.5 million to $36.9 million of the unallocated reserve was ascribed to this group of loans.

  . Another risk group identified is composed of highly leveraged credit transactions (HLTs). At December 31, 1993, HLTs, as defined by bank regulatory agencies and not included in the groups of loans discussed above, totaled $42.0 million. Management assigned a general risk factor of 3% to 5% and ascribed $1.3 million to $2.1 million of the unallocated reserve to HLTs.

  Based on this analysis, $36.6 million to $88.7 million of the unallocated portion of the reserve for credit losses at December 31, 1993 has been ascribed to the above three groups of loans. Management believes the amount of the remaining reserve is adequate to cover both the remaining loan portfolio and other credit-related activities.

  As required by the Securities and Exchange Commission, the breakdown of the reserve for credit losses at December 31, 1989 through 1993 is presented below.

RESERVE FOR CREDIT LOSSES

                                                    DECEMBER 31
                                     ------------------------------------------
(In Millions)                          1993     1992     1991     1990     1989
- ---------------------------------    ------   ------   ------   ------   ------
Allocated Reserve
  Commercial                         $   --   $  8.5   $   --   $  3.3   $   .1
  Commercial Real Estate                 --      1.1      2.3      4.1       .3
  Consumer                               .2      1.4      3.0      1.3       .9
  International                          --       --       --       --     14.0
                                     ------   ------   ------   ------   ------
Total Allocated Reserve                  .2     11.0      5.3      8.7     15.3
Unallocated Reserve                   145.3    134.5    140.4    139.3    134.8
- ---------------------------------    ------   ------   ------   ------   ------
Total Reserve                        $145.5   $145.5   $145.7   $148.0   $150.1
- ---------------------------------    ------   ------   ------   ------   ------

- --------------------------------------------------------------------------------

  Loan categories as a percent of total loans as of December 31, 1989 through 1993, are presented below.

LOAN CATEGORY TO TOTAL LOANS

                                                        DECEMBER 31
                                              --------------------------------
                                              1993   1992   1991   1990   1989
- ----------------------------------------      ----   ----   ----   ----   ----
Loan Category
  Commercial                                    33%    37%    45%    49%    49%
  Residential Real Estate                       38     34     29     27     20
  Commercial Real Estate                         7      7      8     11     11
  Consumer                                       8      7      7      6      5
  Other                                          9     11      6      3      9
  International                                  5      4      5      4      6
- ----------------------------------------      ----   ----   ----   ----   ----
  Total                                        100%   100%   100%   100%   100%
- ----------------------------------------      ----   ----   ----   ----   ----

Loans were classified based on credit risk exposure for 1993, 1992, 1991 and 1990. Loan breakdowns for 1989 were based on industry classifications defined by the Federal Reserve.

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  The information presented in the Credit Risk Management" section should be read in conjunction with the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1993:

                                                                           1993
                                                                  ANNUAL REPORT
NOTES TO FINANCIAL STATEMENTS                                           PAGE(S)
- --------------------------------------------------------------    -------------
 1. Accounting Policies
    E. Interest Risk Management Instruments...................    .......... 44
    F. Loans and Leases.......................................    .......... 44
    G. Reserve for Credit Losses..............................    .......... 44
    J. Other Real Estate Owned................................    .......... 45
 4. Loans and Leases..........................................    .......... 49
 5. Reserve for Credit Losses.................................    .......... 49
15. Contingent Liabilities....................................    .......... 55
16. Off-Balance Sheet Financial Instruments...................    .......... 55
- --------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
- --------------------------------------------------------------
Asset Quality and Credit Risk.................................    ....... 31-35
Outlook.......................................................    .......... 35
- --------------------------------------------------------------    -------------

  In addition, the following schedules on page 15 of this Form 10-K should be read in conjunction with the Credit Risk Management section:

  Reserve for Credit Losses Relating to International Operations

  Distribution of International Loans and Deposits by Type


- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

                      INTEREST RATE SENSITIVITY ANALYSIS

  As described in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in the section titled Liquidity and Rate Sensitivity on pages 37 through 39 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, rate sensitivity arises when interest rates on assets change in a different time period or in a different proportion from that of interest rates on liabilities. The objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities (adjusted for off-balance sheet hedges) are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.

  Proactive rate sensitivity management for the Corporation is presently focused on the Bank. Other subsidiary banks and foreign offices of the Bank operate under policies that limit the risk of a significant mismatch in their interest sensitivity gap. The Corporate Asset and Liability Policy Committee meets at least monthly to review and determine these rate sensitivity policies.

  Rate sensitivity management procedures consist of performing net interest income simulations as well as monitoring assets and liabilities that are rate-sensitive within 90 days, 182 days and one year. As a matter of policy, a reasonable balance of rate-sensitive assets and liabilities on a cumulative one year basis is maintained, thus minimizing the risk related to a sustained change in interest rates.

  Because of daily volatility in our balance sheet items, day-to-day interest sensitivity gaps are not necessarily indicative of the desired position at a specific time or the average experience in the surrounding time period. A negative rate sensitivity gap generally indicates a timing mismatch in that more liabilities than earning assets will be repriced within the period.

  The economic impact of creating a negative rate sensitivity position depends on the magnitude of actual changes in interest rates relative to the anticipated interest rates. If mismatches are created in a market that anticipates rising interest rates, but the actual increase in rates is lower than expected, net interest income is enhanced by taking the negative rate sensitivity gap. As a result of positions taken as of December 31, 1993, the Corporation's net interest income would be enhanced by not only a decline in interest rates but also by a modest increase.

  The table below reflects the Corporation's consolidated rate sensitivity position at December 31, 1993.

INTEREST RATE SENSITIVITY ANALYSIS

                                                          RATE SENSITIVE
                                                         WITHIN ONE YEAR            NOT RATE
                                                 -------------------------------   SENSITIVE
                                                 91 DAYS   92 TO 365                  WITHIN
(In Millions)                                    OR LESS        DAYS   SUB-TOTAL    ONE YEAR     TOTAL
- ----------------------------------------------   -------   ---------   ---------   ---------   -------
EARNING ASSETS
Investment Securities--Held For Investment       $ 1,776      $1,100     $ 2,876      $  915   $ 3,791
                     --Held For Sale                 130           4         134          78       212
Securities Held For Trading                           36          --          36          --        36
Money Market Assets                                2,720          20       2,740          --     2,740
Loans and Leases                                   4,049         899       4,948       2,675     7,623
- ----------------------------------------------   -------   ---------   ---------   ---------   -------
Total                                            $ 8,711      $2,023     $10,734      $3,668   $14,402
- ----------------------------------------------   -------   ---------   ---------   ---------   -------
SOURCE OF FUNDS
Savings and NOW Accounts                         $   423      $   --     $   423      $  870   $ 1,293
Money Market Deposits and Savings Certificates     2,307         778       3,085         364     3,449
Other Time                                         2,766          41       2,807          23     2,830
Purchased Funds and Commercial Paper               3,866          35       3,901          42     3,943
Senior Medium-Term Notes and Notes Payable           166         617         783         361     1,144
Noninterest-Related Funds, net                       300          --         300       1,443     1,743
- ----------------------------------------------   -------   ---------   ---------   ---------   -------
Total                                            $ 9,828      $1,471     $11,299      $3,103   $14,402
- ----------------------------------------------   -------   ---------   ---------   ---------   -------
Interest Sensitivity Gap                          (1,117)        552        (565)        565
Interest Sensitive Hedges                           (424)        662         238        (238)
- ----------------------------------------------   -------   ---------   ---------   ---------
Adjusted Sensitivity Gap                         $(1,541)     $1,214     $  (327)     $  327
- ----------------------------------------------   -------   ---------   ---------   ---------

- --------------------------------------------------------------------------------

Allocations were made to specific interest sensitivity periods based primarily on the earlier of the repricing or maturity date, with the exception of the net noninterest-related funds component. In this case, the temporary difference between the actual volume at December 31, 1993 and the trend volume was allocated to the "91 Days or Less" interest sensitivity period. The trend volume of net noninterest-related funds was allocated to the "Not Rate Sensitive Within One Year" category.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

  The following unaudited Consolidated Statement of Condition and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements of the Corporation, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, and incorporated herein by reference on page 24 of this report.

THE NORTHERN TRUST COMPANY
CONSOLIDATED STATEMENT OF CONDITION

                                                               DECEMBER 31
                                                          ---------------------
(In Millions)                                                  1993        1992
- ------------------------------------------------------    ---------   ---------
ASSETS
Cash and Due from Banks                                   $ 1,386.6   $   924.2
Investment Securities--Held for Investment (Fair Value
                       $3,209.4 in 1993 and $2,094.9
                       in 1992)                             3,171.4     2,063.8
                     --Held for Sale (Fair Value $41.6
                       in 1993 and $305.3 in 1992)             41.5       301.9
Securities Held for Trading                                    34.7          .1
Money Market Assets
  Federal Funds Sold and Securities Purchased under
   Agreements to Resell                                       551.3       441.2
  Time Deposits with Banks--International                   2,090.2     1,859.4
  Other                                                        70.7        80.8
- ------------------------------------------------------    ---------   ---------
  Total                                                     2,712.2     2,381.4
- ------------------------------------------------------    ---------   ---------
Loans and Leases--Domestic                                  5,055.5     4,789.0
                --International                               352.8       272.4
- ------------------------------------------------------    ---------   ---------
  Total                                                     5,408.3     5,061.4
- ------------------------------------------------------    ---------   ---------
Reserve for Credit Losses                                    (114.9)     (114.8)
Buildings and Equipment                                       220.0       218.3
Customers' Acceptance Liability                                53.1       204.0
Trust Security Settlement Receivables                         293.1       562.1
Other Assets                                                  332.1       305.0
- ------------------------------------------------------    ---------   ---------
Total Assets                                              $13,538.1   $11,907.4
- ------------------------------------------------------    ---------   ---------
LIABILITIES
Deposits
Demand and Other Noninterest-Bearing                      $ 2,039.0   $ 2,281.8
Savings and Money Market Deposits                           1,874.6     2,187.8
Savings Certificates                                          521.8       624.4
Other Time                                                    159.0       206.9
Foreign Offices--Demand                                       297.2        38.1
               --Time                                       2,877.8     1,856.8
- ------------------------------------------------------    ---------   ---------
Total Deposits                                              7,769.4     7,195.8
Federal Funds Purchased                                     1,300.0     2,181.9
Securities Sold under Agreements to Repurchase                482.7       174.5
Other Borrowings                                            2,021.2       815.5
Senior Medium-Term Notes                                      815.0       310.0
Notes Payable                                                 210.0       235.2
Liability on Acceptances                                       53.1       204.0
Other Liabilities                                             162.9       145.2
- ------------------------------------------------------    ---------   ---------
  Total Liabilities                                        12,814.3    11,262.1
- ------------------------------------------------------    ---------   ---------
STOCKHOLDER'S EQUITY
Capital Stock--Par Value $60 in 1993 and $40 in 1992          198.0       132.0
Surplus                                                       198.0       132.0
Undivided Profits                                             327.2       380.7
Translation Adjustment                                           .6          .6
- ------------------------------------------------------    ---------   ---------
  Total Stockholder's Equity                                  723.8       645.3
- ------------------------------------------------------    ---------   ---------
Total Liabilities and Stockholder's Equity                $13,538.1   $11,907.4
- ------------------------------------------------------    ---------   ---------

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
THE NORTHERN TRUST COMPANY
CONSOLIDATED STATEMENT OF INCOME

                                                                                            FOR THE YEAR ENDED
                                                                                               DECEMBER 31
- -------------------------------------------------------------------------------------    -----------------------
(In Millions)                                                                              1993     1992    1991
- -------------------------------------------------------------------------------------    ------  -------  ------
Interest Income
  Loans and Leases --Domestic                                                            $270.6   $282.9  $357.3
                   --International                                                         14.4     18.3    25.8
- -------------------------------------------------------------------------------------    ------  -------  ------
  Total                                                                                   285.0    301.2   383.1
- -------------------------------------------------------------------------------------    ------  -------  ------
  Money Market Assets
    Federal Funds Sold and Securities Purchased under Agreements to Resell                  5.6      8.7    17.4
    Time Deposits with Banks--International                                                86.4     95.4   107.5
    Other                                                                                   2.9      4.5    20.5
- -------------------------------------------------------------------------------------    ------  -------  ------
    Total                                                                                  94.9    108.6   145.4
- -------------------------------------------------------------------------------------    ------  -------  ------
  Investment Securities --Held for Investment                                             132.0    123.2   119.1
                        --Held for Sale                                                     6.2       --      --

  Securities Held for Trading                                                               1.8       .6     2.3
- -------------------------------------------------------------------------------------    ------  -------  ------
Total Interest Income                                                                     519.9    533.6   649.9
- -------------------------------------------------------------------------------------    ------  -------  ------
Interest Expense
  Deposits --Savings and Money Market Deposits                                             44.4     58.9   104.6
           --Savings Certificates                                                          23.2     34.1    55.1
           --Other Time                                                                     7.7     14.4    23.6
           --Foreign Offices                                                               92.4     97.2    90.0
  Federal Funds Purchased                                                                  53.1     55.8    83.7
  Securities Sold under Agreements to Repurchase                                           16.6     15.1    19.0
  Other Borrowings                                                                         27.2     28.1    64.5
  Senior Medium--Term Notes                                                                18.3      2.8     --
  Notes Payable                                                                            17.9     12.7     9.0
- -------------------------------------------------------------------------------------    ------  -------  ------
Total Interest Expense                                                                    300.8    319.1   449.5
- -------------------------------------------------------------------------------------    ------  -------  ------
Net Interest Income                                                                       219.1    214.5   200.4
Provision for Credit Losses                                                                17.4     20.8    22.3
- -------------------------------------------------------------------------------------    ------  -------  ------
Net Interest Income after Provision for Credit Losses                                     201.7    193.7   178.1
- -------------------------------------------------------------------------------------    ------  -------  ------
Noninterest Income
  Trust Fees                                                                              297.9    273.3   240.2
  Security Commissions and Trading Income                                                   (.5)      .8      .7
  Other Operating Income                                                                  113.2    109.7    84.6
  Investment Security Gains                                                                 1.7      3.4     2.0
- -------------------------------------------------------------------------------------    ------  -------  ------
Total Noninterest Income                                                                  412.3    387.2   327.5
- -------------------------------------------------------------------------------------    ------  -------  ------
Income before Noninterest Expenses                                                        614.0    580.9   505.6
- -------------------------------------------------------------------------------------    ------  -------  ------
Noninterest Expenses
  Salaries                                                                                216.6    198.2   184.1
  Pension and Other Employee Benefits                                                      51.5     45.0    40.9
  Occupancy Expense                                                                        38.8     37.8    37.1
  Equipment Expense                                                                        33.9     29.6    27.2
  Other Operating Expenses                                                                105.7    116.4    87.6
- -------------------------------------------------------------------------------------    ------  -------  ------
Total Noninterest Expenses                                                                446.5    427.0   376.9
- -------------------------------------------------------------------------------------    ------  -------  ------
Income before Income Taxes                                                                167.5    153.9   128.7
Provision for Income Taxes (Includes related investment
  security transactions tax provision of $.7 in 1993, $1.3 in 1992 and $.7 in 1991)        46.4     42.4    29.3
- -------------------------------------------------------------------------------------    ------  -------  ------
NET INCOME                                                                               $121.1   $111.5  $ 99.4
- -------------------------------------------------------------------------------------    ------  -------  ------
Dividends Paid to Parent Company                                                           44.0     40.0    34.0
- -------------------------------------------------------------------------------------    ------  -------  ------

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

        SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

        DAVID W. FOX

        Mr. Fox was elected Chairman of the Board of the Corporation and the Bank on April 17, 1990, and Chief Executive Officer of the Corporation and the Bank on December 19, 1989. He held the title of President of the Corporation and the Bank from 1987 through 1993. Mr. Fox, 62, joined the Bank in 1955.

        J. DAVID BROCK

        Mr. Brock became an Executive Vice President of the Corporation and the Bank in April 1990. He was Deputy Head of the Subsidiary Banks Group from 1987 to 1989. Currently he is head of Corporate Management Services. Mr. Brock, 49, joined the Bank in 1966.

        ROBERT G. DEDERICK

        Mr. Dederick returned to the Corporation and the Bank as an Executive Vice President and Chief Economist in October 1983, after serving as Undersecretary of Commerce for Economic Affairs at the Department of Commerce from 1981 to 1983. Mr. Dederick, 64, first joined the Bank in 1964.

        DAVID L. EDDY

        Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 57, joined the Bank in 1960.

        BARRY G. HASTINGS

        Mr. Hastings was elected Vice Chairman of the Corporation and the Bank effective January 1, 1994, and is currently head of Personal Financial Services. He was a Senior Executive Vice President of the Corporation and the Bank from 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1990. Mr. Hastings, 46, began his career with the Corporation in 1974.

        JOHN V. N. MCCLURE

        Mr. McClure was appointed an Executive Vice President of the Corporation and the Bank effective February 15, 1994, and is currently responsible for Strategic Planning and Marketing. Previously, he served as head of the Private Banking Division of Personal Financial Services from 1989 to 1991. He had been a Senior Vice President of the Bank since 1986 and of the Corporation since 1991. Mr. McClure, 42, joined the Bank in 1973.

        WILLIAM A. OSBORN

        Mr. Osborn was elected President and Chief Operating Officer of the Corporation and the Bank effective January 1, 1994. He was a Senior Executive Vice President of the Corporation and the Bank from 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1989. Mr. Osborn, 46, began his career with the Bank in 1970.

        PERRY R. PERO

        Mr. Pero is Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He became a Senior Executive Vice President of the Corporation and the Bank in 1992 after serving as an Executive Vice President of the Corporation and the Bank since 1987. He was Chairman of the Credit Policy Committee from 1984 to 1988. Mr. Pero, 54, joined the Bank in 1964.

        JOHN H. ROBINSON

        Mr. Robinson was appointed Controller of the Bank in 1981 and of the Corporation in 1985. He has been a Senior Vice President of the Bank since 1984 and of the Corporation since 1985. Mr. Robinson, 59, joined the Bank in 1960.

        PETER L. ROSSITER

        Mr. Rossiter was appointed General Counsel of the Corporation and the Bank in April 1993. He joined the Corporation and the Bank in 1992 as an Executive Vice President and Associate General Counsel. Mr. Rossiter, 45, had been a partner in the law firm of Schiff Hardin & Waite from 1979 to 1992.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

 JOHN S. SUTFIN

 Mr. Sutfin was elected Vice Chairman of the Corporation and the Bank effective January 1, 1994, and is currently head of Corporate Financial Services. He was a Senior Executive Vice President of the Corporation and the Bank from 1992 through 1993. He was Chief Financial Officer of the Corporation and the Bank in 1987 and 1988. He became an Executive Vice President of the Corporation and the Bank in 1982. Mr. Sutfin, 54, joined the Bank in 1961.

 WILLIAM S. TRUKENBROD

 Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank effective February 15, 1994, and is currently Chairman of the Credit Policy Committee. Previously, he served as head of the U.S. Corporate Group of Commercial Banking from 1987 to 1992. He had been a Senior Vice President of the Bank since 1980 and of the Corporation since 1992. Mr. Trukenbrod, 54, joined the Bank in 1962.

     There is no family relationship between any of the above executive officers and directors.

     The positions of Chairman of the Board and Chief Executive Officer, President and Vice Chairman are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. The other officers are appointed annually. Officers continue to hold office until their successors are duly elected or unless removed by the Board.

 ITEM 2--PROPERTIES

     The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of the Corporation's business units and the Bank's safe deposit and leasing companies. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 316,000 square feet of space for staff divisions of the business units. The Bank also leases approximately 112,000 square feet of a building at 125 South Wacker Drive in Chicago for computer facilities, banking operations and personal banking services. Financial services are also provided by the Bank at two other Chicago area locations, one of which is owned and one of which is leased. In April 1994, the Bank is planning to open a branch office in a leased facility in Highland Park, Illinois. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is owned by a developer and leased by the Corporation. Space for the Bank's London branch, Edge Act subsidiary and The Northern Company, Canada are leased.

     The Corporation's other subsidiaries operate from forty locations in Florida, Illinois, Arizona, California, New York and Texas. Of these locations, nine are owned and thirty-one are leased. Detailed information regarding the addresses of these locations can be found on pages 70 and 71 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, which is incorporated herein by reference.

     The Corporation believes that the facilities which are owned or leased are suitable and adequate for its business needs. For additional information relating to the Corporation's properties and lease commitments, refer to Note 6 titled Buildings and Equipment and Note 7 titled Lease Commitments on page 50 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, which is incorporated herein by reference.

 ITEM 3--LEGAL PROCEEDINGS

     The information called for by this item is incorporated herein by reference to Note 15 titled Contingent Liabilities on page 55 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

     In late November, 1993, the U.S. Department of Justice informed the Corporation that the Department is investigating the mortgage lending practices of the Bank and the Corporation's three other Illinois banking subsidiaries, as part of its responsibility to investigate possible discrimination on the basis of race or national origin under the Equal Credit Opportunity Act and the Fair Housing Act. The Corporation intends to cooperate fully in the investigation and has so informed the Department of Justice.

 ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                   PART II

 ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled Common Stock Dividend and Market Price on pages 66 and 67 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

     Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 12 titled Restrictions on Subsidiary Dividends and Loans or Advances on page 53 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

 ITEM 6--SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the table titled Summary of Selected Financial Data on page 24 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

 ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 39 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993.

 ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, are incorporated herein by reference.

                                                                            1993
                                                                   ANNUAL REPORT
 FOR NORTHERN TRUST CORPORATION AND SUBSIDIARIES:                        PAGE(S)
 ----------------------------------------------------------------  -------------
 Consolidated Statement of Condition--December 31, 1993 and 1992   .......... 40
 Consolidated Statement of Income--Years Ended December 31,
   1993, 1992 and 1991...........................................  .......... 41
 Statement of Changes in Stockholders' Equity--Years Ended
   December 31, 1993, 1992 and 1991..............................  .......... 42
 Consolidated Statement of Cash Flows--Years Ended December 31,
   1993, 1992 and 1991...........................................  .......... 43
 ----------------------------------------------------------------  -------------
 FOR NORTHERN TRUST CORPORATION (Parent Company Only)
 ----------------------------------------------------------------  -------------
 Statement of Condition--December 31, 1993 and 1992..............  .......... 59
 Statement of Income--Years Ended December 31, 1993, 1992
   and 1991......................................................  .......... 59
 Statement of Changes in Stockholders' Equity--Years Ended
   December 31, 1993, 1992 and 1991..............................  .......... 42
 Statement of Cash Flows--Years Ended December 31, 1993, 1992
   and 1991......................................................  .......... 59
 ----------------------------------------------------------------  -------------
 NOTES TO FINANCIAL STATEMENTS...................................  ....... 44-59
 ----------------------------------------------------------------  -------------
 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS........................  .......... 60
 ----------------------------------------------------------------  -------------

     The section titled Quarterly Financial Data on pages 66 and 67 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1993, is incorporated herein by reference.

 ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                   PART III

 ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, relating to Directors and Nominees for election to the Board of Directors, is incorporated herein by reference to pages 2 through 5 of the Corporation's definitive Proxy Statement and Notice of Meeting filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 1994. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10K.

 ITEM 11--EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to pages 8 and 9 and pages 10 through 16 of the Corporation's definitive Proxy Statement and Notice of Meeting filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 1994.

 ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to pages 6 through 8 of the Corporation's definitive Proxy Statement and Notice of Meeting filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 1994.

 ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to page 9 of the Corporation's definitive Proxy Statement and Notice of Meeting filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 1994.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                    PART IV

 Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8K

 Item 14(a)(1) and (2)--Northern Trust Corporation and Subsidiaries List of
                        Financial Statements and Financial Statement Schedules

    The following financial information is submitted in Item 1 for informational purposes only:

        Financial Information of The Northern Trust Company (Bank Only):

            Unaudited Consolidated Statement of Condition--December 31, 1993 and 1992.

            Unaudited Consolidated Statement of Income--Years Ended December 31, 1993, 1992 and 1991.

    The following consolidated financial statements of the Corporation and its subsidiaries are submitted in Item 8:

        Consolidated Financial Statements of Northern Trust Corporation and
        Subsidiaries:

            Consolidated Statement of Condition--December 31, 1993 and 1992.

            Consolidated Statement of Income--Years Ended December 31, 1993, 1992 and 1991.

            Statement of Changes in Stockholders' Equity--Years Ended December 31, 1993, 1992 and 1991.

            Consolidated Statement of Cash Flows--Years Ended December 31, 1993, 1992 and 1991.

    The following financial information is submitted in Item 8:

        Financial Statements of Northern Trust Corporation (Parent Company
        Only):

            Statement of Condition--December 31, 1993 and 1992.

            Statement of Income--Years Ended December 31, 1993, 1992 and 1991.

            Statement of Changes in Stockholders' Equity--Years Ended December 31, 1993, 1992 and 1991.

            Statement of Cash Flows--Years Ended December 31, 1993, 1992 and
            1991.

    The Notes to Financial Statements as of December 31, 1993, submitted in Item 8, pertain to the Bank only information, consolidated financial statements and parent company only information listed above.

    The Report of Independent Public Accountants submitted in Item 8 pertains to the consolidated financial statements and parent company only information listed above.

     Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

 ITEM 14(a)3--EXHIBITS

     The exhibits listed on the Exhibit Index beginning on page 28 of this Form
        10K are filed herewith or are incorporated herein by reference to other filings.

 ITEM 14(b)--REPORTS ON FORM 8K

     No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1993.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15,1994                              Northern Trust Corporation
                                                        (Registrant)

                                          By:           David W. Fox
                                             -----------------------------------
                                                        DAVID W. FOX
                                                    Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature               Title
         ---------               -----

        David W. Fox             Chairman of the Board,
 ---------------------------
        David W. Fox             Chief Executive Officer and Director

        Perry R. Pero            Senior Executive Vice President
 ---------------------------
        Perry R. Pero            and Chief Financial Officer

      John H. Robinson           Senior Vice President and Controller
 ---------------------------
      John H. Robinson           (Chief Accounting Officer)

                                          --------
       Worley H. Clark           Director

      Robert S. Hamada           Director

      Barry G. Hastings          Director

       Robert A. Helman          Director

       Arthur L. Kelly           Director

        Ardis Krainik            Director

       Robert D. Krebs           Director

     Frederick A. Krehbiel       Director      ---- By:    Peter L. Rossiter
                                                       -------------------------
      William G. Mitchell        Director                  Peter L. Rossiter
                                                           Attorney-in-Fact
      William A. Osborn          Director

       William A. Pogue          Director

       Harold B. Smith           Director

     William D. Smithburg        Director

        John S. Sutfin           Director

        Bide L. Thomas           Director
                                         ---------

                                                             Date: March 15,1994

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                 EXHIBIT INDEX

    The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                                        Exhibit Incorporated
                                                                                                           By Reference to
 Exhibit                                                                                                    Prior Filing*
 Number     Description                                                                                   or Filed Herewith
- --------    ----------------------------------------------------------------------------------------    --------------------
 (3)        ARTICLES OF INCORPORATION AND BYLAWS

            (i)    Restated Certificate of Incorporation of Northern Trust Corporation
                   as amended to date...............................................................             (3)

            (ii)   By-laws of the Corporation.......................................................             (2)

 (4)        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

            (i)    Deposit Agreement, dated as of February 5, 1992 among Northern Trust Corporation,
                   Harris Trust & Savings Bank, As Depositary, and the holders from time to time of
                   the depositary receipts described herein.........................................             (1)

            (ii)   Form of The Northern Trust Company's Senior
                   Medium-Term Bank Note (Fixed Rate)...............................................             (3)

            (iii)  Form of The Northern Trust Company's Senior
                   Medium-Term Bank Note (Floating Rate)............................................             (3)

            (iv)   Form of The Northern Trust Company's
                   Subordinated Medium-Term Bank Note (Fixed Rate)..................................             (3)

            (v)    Form of The Northern Trust Company's
                   Subordinated Medium-Term Bank Note (Floating Rate)...............................             (3)

(10)        MATERIAL CONTRACTS

            (i)    Trust System Implementation Agreement between The Northern Trust Company
                   and Andersen Consulting dated as of September 30, 1991...........................             (1)

            (ii)   Northern Trust Corporation Amended Incentive Stock Plan,
                   as amended May 20, 1986..........................................................             (4)

            (iii)  Employment Agreement dated May 21, 1986, between Northern Trust Corporation
                   and David W. Fox.................................................................             (4)

            (iv)   Form of Employment Security Agreement dated May 23, 1986,
                   between Northern Trust Corporation and each of 62 officers.......................             (4)

                   (1)    Amendment dated December 19, 1986, to Form of
                          Employment Security Agreement.............................................             (5)

            (v)    Long-Term Performance Stock Plan of Northern Trust Corporation,
                   as amended April 19, 1988........................................................             (6)

            (vi)   Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known
                   as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)......             (6)

            (vii)  Northern Trust Employee Stock Ownership Plan, dated January 26, 1989.............             (7)

            (viii) Trust Agreement between The Northern Trust Company and Citizens and
                   Southern Trust Company (Georgia), N.A., (predecessor of NationsBank)
                   dated January 26, 1989...........................................................             (7)

            (ix)   Form of Note Agreement dated January 26, 1989 between ESOP
                   Trust and each of the institutional lenders, with respect to the 8.23%
                   Notes of the ESOP Trust..........................................................             (7)

            (x)    Guaranty Agreement of Registrant with respect to the 8.23% Notes
                   of the ESOP Trust, dated January 26, 1989........................................             (7)

- --------------------------------------------------------------------------------

                                                            Exhibit Incorporated
                                                               By Reference to
Exhibit                                                         Prior Filing*
Number   Description                                          or Filed Herewith
- --------------------------------------------------------------------------------
         (xi)    Share Acquisition Agreement between
                 Registrant and the ESOP Trust, dated
                 January 26, 1989...........................           (7)

         (xii)   Trust Agreement, dated September 14, 1989,
                 between The Northern Trust Company and
                 Harris Trust & Savings Bank regarding the
                 Supplemental Employee Stock Ownership Plan
                 for Employees of The Northern Trust
                 Company, the Supplemental Thrift-Incentive
                 Plan for Employees of The Northern Trust
                 Company and the Supplemental Pension Plan
                 for Employees of The Northern Trust
                 Company....................................           (8)

         (xiii)  Supplemental Employee Stock Ownership Plan
                 for Employees of The Northern Trust
                 Company....................................           (8)

         (xiv)   Supplemental Thrift-Incentive Plan for
                 Employees of The Northern Trust Company
                 as amended and restated....................           (8)

         (xv)    Supplemental Pension Plan for Employees of
                 The Northern Trust Company as amended and
                 restated...................................           (8)

         (xvi)   Rights Agreement, dated as of October 17,
                 1989, between Northern Trust
                 Corporation and Harris Trust & Savings
                 Bank.......................................           (9)

         (xvii)  Stock Ownership Program for Non-Employee
                 Directors of the Corporation, adopted
                 January 15, 1991...........................          (10)

                 (1)  Amendment dated August 20, 1991, to
                      Stock Ownership Program for Non-
                      Employee Directors of the Corporation.          (11)

         (xviii) Lease dated August 27, 1985 between
                 American National Bank & Trust Company of
                 Chicago as Trustee under Trust Agreement
                 dated April 5, 1990 and known as Trust
                 No. 110513-07 (Landlord) and The Northern
                 Trust Company (Tenant), as amended.........          (10)

         (xix)   Lease dated July 8, 1987 between American
                 National Bank & Trust Company of Chicago as
                 Trustee under Trust Agreement dated July 12,
                 1984 and known as Trust No. 61523 (Landlord)
                 and The Northern Trust Company (Tenant), as
                 amended....................................          (10)

         (xx)    1992 Incentive Stock Plan..................          (12)

         (xxi)   Amendments, dated December 21, 1993, to The
                 Northern Trust Company Employee Stock
                 Ownership Plan, Supplemental Pension Plan
                 for Employees of The Northern Trust Company,
                 and Supplemental Thrift-Incentive Plan for
                 Employees of the Northern Trust Company....     Filed Herewith

(11)     Computation of Per Share Earnings..................     Filed Herewith

(13)     1993 Annual Report to Stockholders.................     Filed Herewith

(18)     Letter re Change in Accounting Principles..........          (13)

(21)     Subsidiaries of the Registrant.....................     Filed Herewith

(23)     Consent of Independent Public Accountants..........     Filed Herewith

(24)     Powers of Attorney.................................     Filed Herewith

(99)     Description of Common Stock (filed for the purpose
         of updating the description of Common Stock
         contained in the registration statement for such
         securities)........................................     Filed Herewith

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

*Prior Filings (File No. 0-5965, except as noted)
 ------------------------------------------------

  (1) Annual Report on Form 10-K for the year ended December 31, 1992

  (2) Registration Statement on Form S-4 dated February 10, 1994
      (Reg. No. 33-52219)

  (3) Quarterly Report on Form 10-Q for the quarter ended March 31, 1993

  (4) Quarterly Report on Form 10-Q for the quarter ended September 30, 1986

  (5) Annual Report on Form 10-K for the year ended December 31, 1986

  (6) Annual Report on Form 10-K for the year ended December 31, 1988

  (7) Form 8-K dated January 26, 1989

  (8) Annual Report on Form 10-K for the year ended December 31, 1989

  (9) Form 8-A dated October 30, 1989

 (10) Annual Report on Form 10-K for the year ended December 31, 1990

 (11) Annual Report on Form 10-K for the year ended December 31, 1991

 (12) Quarterly Report on Form 10-Q for the quarter ended March 31,1992

 (13) Form 8-K dated February 20, 1991

      Upon written request to Peter L. Rossiter, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request.

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby agrees to furnish the Commission, upon request, any instrument defining the rights of holders of long-term debt of the Corporation not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

- --------------------------------------------------------------------------------