Form 10-Q
period 1994-03-31
NORTHERN TRUST CORP
filed 1994-05-11
CIK 73124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-5965

                           NORTHERN TRUST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                               36-2723087
(STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       50 SOUTH LASALLE STREET
         CHICAGO, ILLINOIS                             60675
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (312) 630-6000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                        -----    -----


                    53,378,320 SHARES - $1.66 2/3 PAR VALUE
            (SHARES OF COMMON STOCK OUTSTANDING ON MARCH 31, 1994)

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                            Northern Trust Corporation

                                           March 31  December 31   March 31
                                          ---------  -----------  ---------
(In Millions)                                  1994         1993       1993
- - ----------------------------------------  ---------  -----------  ---------
ASSETS
Cash and Due from Banks                   $ 1,167.2    $ 1,519.7  $ 1,039.1
Money Market Assets
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell        418.3        577.8      158.7
 Time Deposits with Banks                   2,420.8      2,090.4    1,541.9
 Other                                        168.1         72.3       52.9
- - ----------------------------------------  ---------    ---------  ---------
 Total                                      3,007.2      2,740.5    1,753.5
- - ----------------------------------------  ---------    ---------  ---------
Securities (Fair value $4,730.2 at March
 1994, $4,093.5 at December 1993 and
 $4,260.4 at March 1993)                    4,689.9      4,038.7    4,197.9
Loans and Leases (Net of unearned income
 of $64.4 at March 1994, $69.4 at
 December 1993 and $65.4 at March 1993)     8,081.2      7,623.0    7,187.8
Reserve for Credit Losses                    (145.6)      (145.5)    (145.5)
Buildings and Equipment                       295.0        291.9      288.3
Customers' Acceptance Liability                81.4         56.9      134.1
Trust Security Settlement Receivables         295.6        293.1      240.8
Other Assets                                  695.2        484.3      573.0
- - ----------------------------------------  ---------    ---------  ---------
Total Assets                              $18,167.1    $16,902.6  $15,269.0
- - ----------------------------------------  ---------    ---------  ---------
LIABILITIES
Deposits
 Demand and Other Noninterest-Bearing     $ 2,553.6    $ 2,464.7  $ 2,506.5
 Savings and Money Market Deposits          3,096.9      3,387.6    3,428.0
 Savings Certificates                       1,115.2      1,111.3    1,221.1
 Other Time                                   322.4        333.4      384.8
 Foreign Offices -- Demand                    460.6        297.1       48.5
                 -- Time                    3,095.8      2,739.3    1,956.4
- - ----------------------------------------  ---------    ---------  ---------
 Total Deposits                            10,644.5     10,333.4    9,545.3
Federal Funds Purchased                     1,159.5      1,215.8    1,649.8
Securities Sold under Agreements to
 Repurchase                                 1,667.7        602.2    1,507.3
Commercial Paper                              144.9        124.1      125.2
Other Borrowings                            1,712.5      2,001.2      313.6
Senior Medium-Term Notes                      807.0        817.0      492.0
Notes Payable (Qualifying for risk-based
 capital, $178.8 at March 1994,
 $183.4 at December 1993 and $108.4 at
 March 1993)                                  326.8        326.8      233.2
Liability on Acceptances                       81.4         56.9      134.1
Other Liabilities                             438.8        273.5      220.8
- - ----------------------------------------  ---------    ---------  ---------
 Total Liabilities                         16,983.1     15,750.9   14,221.3
- - ----------------------------------------  ---------    ---------  ---------
STOCKHOLDERS' EQUITY
Preferred Stock                               170.0        170.0      170.0
Common Stock -- $1.66 2/3 Par Value            89.7         89.7       89.7

                           MARCH 1994 December 1993   March 1993
    ------------------------------------------------------------
    Shares authorized     140,000,000   140,000,000   70,000,000
    Shares issued          53,826,261    53,826,261   53,826,261
    Shares outstanding     53,378,320    53,292,967   52,942,234

Capital Surplus                               303.3        303.0      300.9
Retained Earnings                             664.0        631.9      540.5
Net Unrealized Loss on Securities Available
 for Sale                                      (5.9)         (.4)       (.8)
Translation Adjustments                          .6           .6         .6
Common Stock Issuable -- Performance Plan      20.2         11.8       15.6
Deferred Compensation -- ESOP and Other       (48.1)       (43.5)     (52.0)
Treasury Stock-at cost, 447,941 shares at
 March 1994, 533,294 shares at
 December 1993 and 884,027 shares at March
 1993                                          (9.8)       (11.4)     (16.8)
- - ----------------------------------------  ---------    ---------  ---------
 Total Stockholders' Equity                 1,184.0      1,151.7    1,047.7
- - ----------------------------------------  ---------    ---------  ---------
Total Liabilities and Stockholders'
Equity                                    $18,167.1    $16,902.6  $15,269.0
- - ----------------------------------------  ---------    ---------  ---------

CONSOLIDATED STATEMENT OF INCOME                      Northern Trust Corporation

                                                            FIRST QUARTER
                                                           ENDED MARCH 31
                                                        ---------------------
(In Millions)                                                 1994       1993
- - ------------------------------------------------------  ---------- ----------
Interest Income
 Money Market Assets
  Federal Funds Sold and Securities Purchased under
   Agreements to Resell                                     $  2.2     $  1.9
  Time Deposits with Banks                                    22.5       20.3
  Other                                                        1.0         .7
- - ------------------------------------------------------  ---------- ----------
 Total                                                        25.7       22.9
- - ------------------------------------------------------  ---------- ----------
 Securities                                                   47.7       42.8
 Loans and Leases                                            110.8      105.0
- - ------------------------------------------------------  ---------- ----------
Total Interest Income                                        184.2      170.7
- - ------------------------------------------------------  ---------- ----------
Interest Expense
 Deposits -- Savings and Money Market Deposits                19.2       20.5
 -- Savings Certificates                                      11.3       13.6
 -- Other Time                                                 3.1        3.9
 -- Foreign Offices                                           23.3       23.0
 Federal Funds Purchased                                      13.3       11.2
 Securities Sold under Agreements to Repurchase                9.3        3.7
 Commercial Paper                                              1.0        1.2
 Other Borrowings                                              9.1        5.4
 Senior Medium-Term Notes                                      6.5        3.8
 Notes Payable                                                 6.2        4.8
- - ------------------------------------------------------  ---------- ----------
Total Interest Expense                                       102.3       91.1
- - ------------------------------------------------------  ---------- ----------
Net Interest Income                                           81.9       79.6
Provision for Credit Losses                                    3.0        6.0
- - ------------------------------------------------------  ---------- ----------
Net Interest Income after Provision for Credit Losses         78.9       73.6
- - ------------------------------------------------------  ---------- ----------
Noninterest Income
 Trust Fees                                                  109.5       98.9
 Security Commissions and Trading Income                       6.4        5.2
 Other Operating Income                                       33.1       31.9
 Investment Security Gains                                      .2        1.6
- - ------------------------------------------------------  ---------- ----------
Total Noninterest Income                                     149.2      137.6
- - ------------------------------------------------------  ---------- ----------
Income before Noninterest Expenses                           228.1      211.2
- - ------------------------------------------------------  ---------- ----------
Noninterest Expenses
 Salaries                                                     74.4       72.9
 Pension and Other Employee Benefits                          19.1       17.0
 Occupancy Expense                                            13.7       13.7
 Equipment Expense                                            11.3       10.5
 Other Operating Expenses                                     43.4       39.9
- - ------------------------------------------------------  ---------- ----------
Total Noninterest Expenses                                   161.9      154.0
- - ------------------------------------------------------  ---------- ----------
Income before Income Taxes                                    66.2       57.2
Provision for Income Taxes (Includes related
 investment security transactions tax provision of $.1
 in 1994 and $.5 in 1993)                                     20.8       17.0
- - ------------------------------------------------------  ---------- ----------
NET INCOME                                                  $ 45.4     $ 40.2
- - ------------------------------------------------------  ---------- ----------
Net Income Applicable to Common Stock                       $ 43.8     $ 38.6
- - ------------------------------------------------------  ---------- ----------
NET INCOME PER COMMON SHARE -- PRIMARY                      $  .80     $  .71
                            -- FULLY DILUTED                   .80        .71
- - ------------------------------------------------------  ---------- ----------
Average Number of Common Shares Outstanding
 -- Primary                                             54,681,649 54,479,957
 -- Fully Diluted                                       55,899,002 55,893,947
- - ------------------------------------------------------  ---------- ----------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  Northern Trust Corporation

                                                        FIRST QUARTER
                                                       ENDED MARCH 31
                                                      ------------------
(In Millions)                                             1994      1993
- - ----------------------------------------------------  --------  --------
PREFERRED STOCK
Balance at January 1 and March 31                     $  170.0  $  170.0
- - ----------------------------------------------------  --------  --------
COMMON STOCK
Balance at January 1 and March 31                         89.7      89.7
- - ----------------------------------------------------  --------  --------
CAPITAL SURPLUS
Balance at January 1                                     303.0     300.0
Stock Issued--Incentive Plan and Awards                     .3        .9
- - ----------------------------------------------------  --------  --------
Balance at March 31                                      303.3     300.9
- - ----------------------------------------------------  --------  --------
RETAINED EARNINGS
Balance at January 1                                     631.9     511.7
Net Income                                                45.4      40.2
Dividend Declared on Common Stock                        (11.8)     (9.8)
Dividends Declared on Preferred Stock                     (1.5)     (1.6)
- - ----------------------------------------------------  --------  --------
Balance at March 31                                      664.0     540.5
- - ----------------------------------------------------  --------  --------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE
Balance at January 1                                       (.4)     (1.3)
Unrealized Gain (Loss), net                               (5.5)       .5
- - ----------------------------------------------------  --------  --------
Balance at March 31                                       (5.9)      (.8)
- - ----------------------------------------------------  --------  --------
TRANSLATION ADJUSTMENTS
Balance at January 1 and March 31                           .6        .6
- - ----------------------------------------------------  --------  --------
COMMON STOCK ISSUABLE--PERFORMANCE PLAN
Balance at January 1                                      11.8       8.1
Stock Issuable, net of Stock Issued                        8.4       7.5
- - ----------------------------------------------------  --------  --------
Balance at March 31                                       20.2      15.6
- - ----------------------------------------------------  --------  --------
DEFERRED COMPENSATION--ESOP AND OTHER
Balance at January 1                                     (43.5)    (49.5)
Compensation Deferred                                     (5.3)     (3.0)
Compensation Amortized                                      .7        .5
- - ----------------------------------------------------  --------  --------
Balance at March 31                                      (48.1)    (52.0)
- - ----------------------------------------------------  --------  --------
TREASURY STOCK
Balance at January 1                                     (11.4)    (18.8)
Stock Options and Awards                                   2.1       2.2
Stock Purchased                                            (.5)      (.2)
- - ----------------------------------------------------  --------  --------
Balance at March 31                                       (9.8)    (16.8)
- - ----------------------------------------------------  --------  --------
TOTAL STOCKHOLDERS' EQUITY AT MARCH 31                $1,184.0  $1,047.7
- - ----------------------------------------------------  --------  --------

CONSOLIDATED STATEMENT OF CASH FLOWS                  Northern Trust Corporation

                                                             FIRST QUARTER
                                                            ENDED MARCH 31
                                                           ------------------
(In Millions)                                                  1994      1993
- - ---------------------------------------------------------- --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $   45.4  $   40.2
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Provision for Credit Losses                                    3.0       6.0
 Depreciation and Amortization                                 10.7       9.9
 Increase in Interest Receivable                              (34.6)    (14.7)
 Increase (Decrease) in Interest Payable                         .5      (5.3)
 Amortization and Accretion of Securities and Unearned
  Income                                                       18.4      16.8
 Net Increase in Trading Account Securities                   (19.6)    (29.5)
 Other Noncash, net                                           (10.0)    (71.1)
- - ---------------------------------------------------------- --------  --------
 Net Cash Provided by (Used in) Operating Activities           13.8     (47.7)
- - ---------------------------------------------------------- --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Securities--Held to Maturity                    (86.7)   (252.7)
 Proceeds from Maturity and Redemption of Securities--Held
  to Maturity                                                  87.6       9.5
 Purchases of Securities--Available for Sale               (2,377.4) (1,336.8)
 Proceeds from Sale of Securities--Available for Sale          85.6      95.1
 Proceeds from Maturity and Redemption of Securities--
  Available for Sale                                        1,636.3     480.7
 Net Decrease in Federal Funds Sold and Securities
  Purchased under Agreements to Resell                        159.5     297.8
 Net (Increase) Decrease in Time Deposits with Banks         (330.4)    317.6
 Net (Increase) Decrease in Other Money Market Assets         (95.8)     29.4
 Net Increase in Loans and Leases                            (457.3)   (256.5)
 Purchases of Buildings and Equipment                         (13.9)    (15.6)
 Net (Increase) Decrease in Trust Security Settlement
  Receivables                                                  (2.5)    321.3
 Other, net                                                    (3.2)      (.3)
- - ---------------------------------------------------------- --------  --------
 Net Cash Used in Investing Activities                     (1,398.2)   (310.5)
- - ---------------------------------------------------------- --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase (Decrease) in Demand and Other Noninterest-
  Bearing Deposits                                            252.4    (157.2)
 Net Decrease in Savings and Money Market Deposits           (290.7)   (183.5)
 Net Increase in Certificates of Deposit and Other
  Interest-Bearing Deposits                                   349.4      15.4
 Net Increase in Federal Funds Purchased and Short-Term
  Other Borrowings                                            618.7     638.9
 Proceeds from Other Borrowed Funds                         1,593.8     211.1
 Repayments of Other Borrowed Funds                        (1,492.0)   (368.6)
 Net Increase (Decrease) in Commercial Paper                   20.8      (1.8)
 Proceeds from Senior Medium-Term Notes and Notes Payable        --     180.0
 Repayments of Senior Medium-Term Notes and Notes Payable     (10.0)       --
 Purchase of Treasury Stock                                     (.2)      (.1)
 Net Proceeds from Stock Options                                1.0       1.5
 Cash Dividends Paid on Common and Preferred Stock            (13.2)    (11.5)
 Other, net                                                     1.9       1.3
- - ---------------------------------------------------------- --------  --------
 Net Cash Provided by Financing Activities                  1,031.9     325.5
- - ---------------------------------------------------------- --------  --------
 Decrease in Cash and Due from Banks                         (352.5)    (32.7)
 Cash and Due from Banks at Beginning of Year               1,519.7   1,071.8
- - ---------------------------------------------------------- --------  --------
CASH AND DUE FROM BANKS AT MARCH 31                        $1,167.2  $1,039.1
- - ---------------------------------------------------------- --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest Paid on Deposits and Short- and Long-Term
  Borrowings                                               $  101.8  $   96.4
 Income Taxes Paid                                              9.9       1.3
- - ---------------------------------------------------------- --------  --------

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The financial statements as of March 31, 1994 and 1993 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of significant accounting principles of the Corporation, see the Notes to Financial Statements in the 1993 Annual Report to Stockholders.

2. SECURITIES - The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Under SFAS No. 115, debt and equity securities not intended to be held to maturity and not held for trading are classified as "available for sale". Such securities are reported at fair value with both unrealized gains and losses credited or charged, net of tax effect, directly to stockholders' equity. As of March 31, 1994, stockholders' equity decreased by $5.9 million, net of tax, to recognize the depreciation on securities available for sale.

Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported in the consolidated statement of income as investment security gains and losses. Realized gross gains related to securities available for sale totaled $.2 million during the first quarter of 1994. There were no realized gross losses during the first quarter.

The following tables summarize the book and fair values of securities of the Corporation.

SECURITIES
                               March 31, 1994     December 31, 1993     March 31, 1993
                             ----------------------------------------------------------
                                         Fair               Fair                 Fair
(In Millions)                  Book     Value      Book     Value      Book      Value
- - ---------------------------------------------------------------------------------------
HELD TO MATURITY
U.S. Government............  $   71.5  $   71.4  $2,343.7  $2,345.6  $2,551.5  $2,555.8
Obligations of States and
  Political Subdivisions...     478.2     518.6     493.5     546.9     503.6     560.4
Federal Agency.............         -         -     833.1     831.8     737.4     736.3
Other......................      30.3      30.3     120.5     120.7     180.5     181.3
- - ---------------------------------------------------------------------------------------
  Subtotal.................     580.0     620.3   3,790.8   3,845.0   3,973.0   4,033.8
- - ---------------------------------------------------------------------------------------

AVAILABLE FOR SALE*
U.S. Government............   2,494.2   2,494.2         -         -      71.2      71.9
Federal Agency.............   1,194.4   1,194.4      77.7      78.2       5.8       6.2
Other......................     365.4     365.4     133.9     134.0     116.8     117.4
- - ---------------------------------------------------------------------------------------
  Subtotal.................   4,054.0   4,054.0     211.6     212.2     193.8     195.5
- - ---------------------------------------------------------------------------------------

TRADING ACCOUNT                  55.9      55.9      36.3      36.3      31.1      31.1
- - ---------------------------------------------------------------------------------------

TOTAL SECURITIES             $4,689.9  $4,730.2  $4,038.7  $4,093.5  $4,197.9  $4,260.4
- - ---------------------------------------------------------------------------------------

*Prior to 1994, securities shown as available for sale were classified as held for sale and carried at the lower of cost or fair value.

                                           March 31, 1994
                             ----------------------------------------
                                Book      Gross Unrealized    Fair
                                       ---------------------
(In Millions)                   Value     Gains      Losses   Value
- - ---------------------------------------------------------------------
Securities Held to Maturity
  U.S. Government                71.5         -        .1      71.4
  Obligations of States and
    Political Subdivisions      478.2      41.0        .6     518.6
  Other                          30.3         -         -      30.3
- - ---------------------------------------------------------------------
  Total                        $580.0     $41.0       $.7    $620.3
- - ---------------------------------------------------------------------

                                           March 31, 1994
                            -----------------------------------------
                             Amortized   Gross Unrealized   Book/Fair
                                         ----------------
(In Millions)                   Cost     Gains     Losses     Value
- - ---------------------------------------------------------------------
Securities Available for Sale
  U.S. Government             2,503.2       .7       9.7     2,494.2
  Federal Agency              1,193.8      2.2       1.6     1,194.4
  Other                         366.5      1.1       2.2       365.4
- - ---------------------------------------------------------------------
  Total                      $4,063.5     $4.0     $13.5    $4,054.0
- - ---------------------------------------------------------------------

3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits and for other purposes as required or permitted by law were $4.4 billion on March 31, 1994, $3.6 billion on December 31, 1993 and $3.0 billion on March 31, 1993.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $800.8 million on March 31, 1994, $827.4 million on December 31, 1993 and $746.6 million on March 31, 1993.


5. LOANS AND LEASES - Selected loan categories in the Corporation's loan portfolio are shown below.

                             March 31  December 31  March 31
                             -------------------------------
(In Millions)                  1994       1993        1993
- - ------------------------------------------------------------
Domestic
  Commercial...............  $2,619.3    $2,421.1   $2,449.9
  Brokers..................     319.9       249.4      311.6
  Commercial Real Estate...     486.0       506.5      497.8
  Residential Real Estate..   3,037.7     2,883.3    2,379.5
  Consumer.................     598.0       617.5      524.6
  Other....................     455.0       453.5      393.6
  Lease Financing..........     141.3       138.4      134.2
- - ------------------------------------------------------------
Total Domestic.............   7,657.2     7,269.7    6,691.2
International..............     423.9       353.3      496.6
- - ------------------------------------------------------------
Total......................  $8,081.1    $7,623.0   $7,187.8
- - ------------------------------------------------------------

At March 31, 1994, other domestic loans includes $384.9 million of overnight trust-related advances in connection with next day security settlements, compared with $375.6 million at December 31, 1993 and $364.1 million at March 31, 1993.

6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows.

                                      First Quarter
                                      Ended March 31
                                    ------------------
(In Millions)                         1994      1993
- - ------------------------------------------------------
Balance at Beginning of Period      $145.5      $145.5
  Losses Charged to Reserve.......    (4.2)       (7.3)
  Recoveries Credited to Reserve..     1.3         1.3
- - ------------------------------------------------------
Net Losses Charged to Reserve.....    (2.9)       (6.0)
Provision for Credit Losses.......     3.0         6.0
- - ------------------------------------------------------
Balance at End of Period..........  $145.6      $145.5
- - ------------------------------------------------------

7. ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS - In January, 1994, the Corporation adopted Financial Accounting Standards Board (FASB) Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts", and began recording recognized gains and losses on foreign exchange contracts, interest rate swaps, and interest rate protection contracts in the balance sheet on a gross basis. As a result, other assets and other liabilities increased by $153 million. Prior to 1994, consistent with industry practice, the Corporation recorded recognized gains and losses on these contracts on a net basis.


8. SUBSEQUENT EVENTS - On April 15, 1994, the Corporation completed the acquisition of Hazlehurst Associates, Inc., a privately held retirement benefit plan service company. Hazlehurst shareholders received 534,113 shares of Northern Trust Corporation Common Stock (and cash for fractional shares) totaling $22.5 million based on the $42.125 per share value calculated under the acquisition agreement. As of March 31, 1994, Hazlehurst had total assets of $8.6 million and pretax net income for the three months ended March 31, 1994 of $.5 million. The transaction will be accounted for as a pooling of interests; however, prior period financial statements will not be restated, due to the immateriality of the acquisition.

On April 19, 1994, the Corporation sold its 21% interest in Banque Scandinave en Suisse, Geneva, to Skandanaviska Enskilda Banken (SEB), Stockholm, Sweden, majority owner of Banque Scandinave. The sale, net of ancillary and certain nonrecurring transition costs associated with the transfer of custody accounts to the London Branch estimated at $6 million, is expected to result in a pretax gain of $28.5 million. The Corporation also received a final dividend of $2.3 million in April.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER EARNINGS HIGHLIGHTS

Net income for the first quarter totaled a record $45.4 million, an increase of 13% over the $40.2 million reported in 1993. On a fully diluted basis, net income per common share also increased 13% to $.80 from $.71 in 1993. The annualized return on average common equity was 17.9% versus 18.4% a year ago and the return on average assets was 1.06% for 1994 compared with 1.09% last year. Much of the strong earnings performance was attributable to record level trust fees and substantial growth in foreign exchange trading profits. Earnings were also favorably affected by higher security commissions and trading income, a decline in the provision for credit losses and the limited growth in noninterest expenses.

NONINTEREST INCOME

Noninterest income totaled $149.2 million for the quarter, accounting for 62% of total taxable equivalent revenue, and was 8% above last year's $137.6 million. Trust fees totaled $109.5 million, up $10.6 million or 11% from $98.9 million in 1993. Trust fees represent 73% of noninterest income and 46% of total taxable equivalent revenue. Compared with 1993, Personal Financial Services fees increased 9% to $55.9 million while Corporate Financial Services fees were up 12% to $53.6 million. Successful business development efforts and higher market values for assets under administration were the principal factors underlying the growth in trust fees. The overall increase reflected growth in revenues for the core and ancillary trust products, including domestic and global custody, investment management, personal trustee and security lending services.

A higher level of transaction activity, primarily by the clients of Northern Futures Corporation, caused security commissions and trading income to increase 22% for a total of $6.4 million, compared with $5.2 million a year ago. Other operating income amounted to $33.1 million, up 4%, from $31.9 million reported in 1993. The majority of the increase in other operating income resulted from the strong foreign exchange trading profits which totaled $10.0 million or $2.8 million higher than the $7.2 million reported in 1993. The fee portion of treasury management revenues increased 3%, to $12.0 million. Total treasury management revenues, which include interest earned on compensating deposit balances, totaled $17.9 million, up 5% from the $17.1 million reported last year. In 1993, other operating income benefited $3.6 million from the sale of mortgages compared with $.4 million this year. Securities sales produced gains of $241,000, compared with $1.6 million a year ago.

NET INTEREST INCOME

Net interest income totaled $81.9 million, a 3% increase over the $79.6 million in the first quarter of 1993. Net interest income is defined as the total of interest income and amortized fees on earning assets less interest expense on deposits and borrowed funds. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable. Net interest income on a FTE basis for the first quarter of 1994 totaled $89.8 million, up $2.2 million or 3% from $87.6 million last year. The growth in net interest income was attributable to an 18% or $2.3 billion increase in average earning assets of which $343 million was funded by an increase in noninterest-related funds. Partially offsetting these factors was a decline in net interest margin from 2.76% to 2.41% for the first quarter of 1994.

Earning assets for the first quarter averaged $15.1 billion, up 18% or $2.3 billion from the $12.9 billion reported in 1993. The growth in average earning assets reflects a 29% or $543 million increase in average money market assets, a 19% or $769 million increase in average securities and a 14% or $971 million increase in average loans. Loan volume averaged $7.9 billion for the quarter, compared with $7.0 billion in 1993. The growth in loans was essentially related to domestic lending activities with a high proportion of the increase in residential mortgages, up $572 million. Securities for the quarter averaged $4.8 billion versus $4.0 billion in 1993, principally due to an increase of $751 million in holdings of short-term U.S. Government and federal agency securities. Money market assets, which averaged $2.4 billion compared with $1.9 billion for the first quarter of 1993, consisted primarily of time deposits with banks.

The $2.3 billion growth in earning assets was funded primarily by a net increase of $1.7 billion in average federal funds purchased, repurchase agreements, senior medium-term notes and other borrowings. In addition, average time deposits were up $276 million. This growth resulted principally from a $512 million increase in average foreign office time deposits, mainly from global custody deposit activity in London, which was partially offset by a decrease in domestic savings certificates and other time deposits. Average net noninterest-related funds increased $343 million, due to growth in stockholders' equity and deposits from trust-related activity. Total stockholders' equity, supported by strong earnings performance, increased $144 million or 14% from the first quarter of 1993.

The interest rate spread on earning assets declined to 1.92% from 2.24% last year. The net interest margin also declined to 2.41% compared with 2.76% for the first quarter of 1993. The lower interest rate spread and net interest margin were attributable to slightly higher funding costs due to the increase in short-term interest rates during the quarter, coupled with the low spreads in short-term interest rates during the quarter, coupled with the low spreads obtained from the higher volume of short-term U.S. Government securities and money market assets. Lower yields on longer-term assets such as residential mortgages and the maturity of higher yielding term securities reduced the yield on loans and securities, resulting in a negative impact on the interest rate spread. The increase in noninterest related funds of $343 million, or 17%, had a positive impact on net interest income in the first quarter.


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for credit losses declined to $3.0 million in the first quarter of 1994 versus $6.0 million in 1993. The decrease in the provision reflects the reduction in the level of loan charge-offs and continued low level in nonperforming loans. For a discussion of the provision and reserve for credit losses, refer to page 13.


NONINTEREST EXPENSES

Noninterest expense totaled $161.9 million for the quarter, up 5% or $7.9 million from the $154.0 million reported in 1993. The modest growth in noninterest expenses reflected successful expense control, while planned investments in technology continued on schedule. The combination of strong revenue growth and a slower growth rate in noninterest expenses resulted in an improved productivity ratio of 148% versus 146% a year ago. The productivity ratio is noninterest income plus net interest income on a taxable equivalent basis before the provision for credit losses divided by noninterest expenses.

Salaries and employee benefits accounted for 45% of the 1994 total increase in noninterest expenses. Salary costs totaled $74.4 million, up $1.5 million or 2% from a year ago. Merit increases were the primary components of this increase while staff levels and incentive compensation declined. Staff on a full time equivalent (FTE) basis declined to 6,260 versus 6,314 in 1993, reflecting management efforts to control staff growth. Employee benefit costs for the quarter totaled $19.1 million, an increase of $2.1 million or 12% from $17.0 million in 1993. The majority of the increase in benefit costs was attributable to health care, retirement benefits, and higher payroll taxes.

Reflecting the relatively stable rent expense and building depreciation during the first quarter of 1994, net occupancy expenses totaled $13.7 million, unchanged from 1993. Equipment expense increased 9% to $11.3 million from $10.5 million in 1993, primarily reflecting the ongoing expansion of computer systems resulting in higher depreciation and related costs.

Other operating expenses totaled $43.4 million, an increase of 9% from $39.9 million reported last year. Contributing to the $3.5 million increase in other operating expense were costs from processing errors incurred in servicing and managing financial assets and performing banking activities. The expense growth was also attributable to higher amortization costs related to ongoing investment in technology and increases in technical and consulting services, which were partially offset by lower legal services and business promotional expenses.


PROVISION FOR INCOME TAXES

The income tax provision for the quarter totaled $20.8 million compared with $17.0 million in 1993. The higher provision in 1994 resulted from growth in taxable earnings for federal tax purposes, and the increase in the federal tax rate from 34% to 35%. The effective tax rate for the quarter was 31% versus 30% in 1993.


BALANCE SHEET

Total assets at March 31, 1994 were $18.2 billion and averaged $17.3 billion for the first quarter, up 16% from last year's average of $14.9 billion. With increased lending activity, loans and leases totaled $8.1 billion at March 31, 1994 and averaged $7.9 billion for the first quarter, an increase of 14% from the average of $7.0 billion last year. Securities for the first quarter averaged $4.8 billion up 19% and money market assets averaged $2.4 billion up 29% from a year ago. Reflecting continued strong earnings, common stockholders' equity increased 16% surpassing the $1.0 billion mark for the first time at March 31, 1994, versus $877.7 million last year. Total stockholders' equity increased a commensurate amount, totaling $1.2 billion at March 31, 1994, compared with $1.0 billion at March 31, 1993. The Corporation's risk-based capital ratios remain strong at 8.9% for tier 1 and 12.7% for total capital at March 31, 1994. These ratios substantially exceeded the regulatory guidelines of 4% for tier 1 and 8% for total capital. The Corporation's leverage ratio (tier 1 capital to first quarter average assets) of 6.0% at March 31, 1994, also exceeded the regulatory minimum of 3%.

On April 15, the Corporation issued 534,113 shares to complete its acquisition of Hazlehurst Associates, Inc., a leading employee benefit consulting and recordkeeping firm, in a transaction that will be accounted for as a pooling of interests.

On April 19, the Corporation completed the sale of its 21% interest in Banque Scandinave en Suisse. The sale, net of ancillary and certain nonrecurring transition costs associated with the transfer of custody accounts to the London Branch estimated at $6 million, is expected to result in a pretax gain of $28.5 million. The Corporation has also received a final dividend late in April on this investment of $2.3 million.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and leases, restructured loans, and other real estate owned (OREO). Total nonperforming assets at March 31, 1994 increased to $45.8 million from $37.0 million at December 31, 1993 but declined from $81.1 million at March 31, 1993. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $38.7 million, or .51% of total domestic loans and leases at March 31, 1994. Included in this total are commercial real estate loans of $8.1 million. At December 31, 1993 and March 31, 1993, domestic nonaccrual loans totaled $26.0 million and $55.2 million, respectively.

OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of problem loans. At March 31, 1994, OREO assets, net of reserve, totaled $5.8 million, compared with a net of $9.7 million at December 31, 1993, and $24.0 million at March 31, 1993. The majority of the OREO assets are commercial real estate properties.

Presented below are the outstanding amounts of nonaccrual loans and leases and OREO. OREO is presented net of the related reserve. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.


NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS AND LEASES

                                      March 31   Dec. 31  March 31
                                      ---------  -------  --------
(In Millions)                             1994      1993      1993
- - ------------------------------------------------------------------
Nonaccrual Loans and Leases
 Domestic...........................      $38.7    $26.0     $55.2
 International......................        1.3      1.3       1.9
- - ------------------------------------------------------------------
 Total Nonaccrual Loans and Leases         40.0     27.3      57.1
OREO, net...........................        5.8      9.7      24.0
- - ------------------------------------------------------------------
Total Nonperforming Assets..........      $45.8    $37.0     $81.1
- - ------------------------------------------------------------------

Total 90 Day Past Due Loans and Leases
 (still accruing)...................      $19.1    $22.8     $71.5
- - ------------------------------------------------------------------

PROVISION AND RESERVE FOR CREDIT LOSSES. The provision for credit losses is the charge against current earnings that is determined by management through a disciplined credit review process as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in the Corporation's loan and lease portfolios and other credit undertakings. While the largest portion of this reserve is typically intended to cover loan and lease losses, it is considered a general reserve that is available to cover all credit-related exposures.

The 1994 first quarter provision for credit losses was $3.0 million, compared with $6.0 million in 1993. Net charge-offs totaled $2.9 million in the first quarter of 1994 versus net charge-offs of $6.0 million last year. The reserve for credit losses was $145.6 million equal to 1.80% of outstanding loans at March 31, 1994. This compares with $145.5 million or 1.91% of outstanding loans at December 31, 1993 and $145.5 million or 2.02% of outstanding loans at March 31, 1993. The lower reserve to outstanding loans ratio at March 31, 1994 is attributable to loan growth primarily in low-risk residential lending.

The Corporation believes that the current economic expansion of the domestic economy is likely to continue through 1994, although not all segments of the economy will participate equally in the expansion. Although the Corporation continues to monitor closely several credits in segments of the economy that continue to show weakness, the overall quality of its loan portfolio remains sound and the reserve for credit losses is adequate to cover credit-related uncertainties as they exist today. Established credit review procedures ensure that close attention is given to commercial real estate-related loans and other commercial loans, as well as other credit exposures that might be adversely affected by significant increases in interest rates or an unexpected downturn in segments of the economies of the United States or other countries.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations:


CONSOLIDATED ANALYSIS OF NET INTEREST INCOME          Northern Trust Corporation

                                              FIRST QUARTER
                            --------------------------------------------------
(Interest and rate on a               1994                      1993
taxable equivalent basis)   ------------------------  ------------------------
(Amounts in Millions)       INTEREST    VOLUME  RATE  Interest    Volume  Rate
- - --------------------------  -------- --------- -----  -------- --------- -----
AVERAGE EARNING ASSETS
Money Market Assets
 Federal Funds Sold and
  Repurchase Agreements      $  2.2  $   248.9  3.59%  $  1.9  $   241.4  3.31%
 Time Deposits with Banks      22.5    2,077.9  4.39     20.3    1,576.0  5.19
 Other                          1.0      115.0  3.57       .7       81.4  3.68
- - --------------------------   ------  --------- -----   ------  --------- -----
Total Money Market Assets      25.7    2,441.8  4.27     22.9    1,898.8  4.89
- - --------------------------   ------  --------- -----   ------  --------- -----
Securities
 U.S. Government               27.6    2,979.9  3.76     24.1    2,501.1  3.91
 Obligations of States and
  Political Subdivisions       13.9      484.4 11.48     14.7      506.0 11.64
 Federal Agency                 8.6      934.9  3.73      6.8      662.6  4.13
 Other                          3.7      311.4  4.77      3.9      301.1  5.22
 Trading Account                 .9       50.7  7.60       .4       22.0  7.74
- - --------------------------   ------  --------- -----   ------  --------- -----
Total Securities               54.7    4,761.3  4.64     49.9    3,992.8  5.05
- - --------------------------   ------  --------- -----   ------  --------- -----
Loans and Leases              111.7    7,930.4  5.71    105.9    6,959.3  6.17
- - --------------------------   ------  --------- -----   ------  --------- -----
Total Earning Assets         $192.1  $15,133.5  5.15%  $178.7  $12,850.9  5.63%
- - --------------------------   ------  --------- -----   ------  --------- -----
AVERAGE SOURCE OF FUNDS
Deposits
 Savings and Money Market
  Deposits                   $ 19.2  $ 3,463.8  2.24%  $ 20.5  $ 3,496.7  2.38%
 Savings Certificates          11.3    1,099.8  4.16     13.6    1,229.1  4.47
 Other Time                     3.1      311.2  3.98      3.9      385.3  4.09
 Foreign Offices Time          23.3    2,663.8  3.55     23.0    2,151.6  4.33
- - --------------------------   ------  --------- -----   ------  --------- -----
Total Deposits                 56.9    7,538.6  3.06     61.0    7,262.7  3.40
Federal Funds Purchased        13.3    1,672.8  3.22     11.2    1,503.9  3.03
Repurchase Agreements           9.3    1,174.1  3.21      3.7      493.9  3.05
Commercial Paper                1.0      123.5  3.23      1.2      149.6  3.36
Other Borrowings                9.1    1,236.9  3.00      5.4      775.7  2.82
Senior Medium-Term Notes        6.5      751.5  3.46      3.8      465.4  3.28
Notes Payable                   6.2      326.8  7.81      4.8      233.2  8.28
- - --------------------------   ------  --------- -----   ------  --------- -----
Total Interest-Related
 Funds                        102.3   12,824.2  3.23     91.1   10,884.4  3.39
- - --------------------------   ------  --------- -----   ------  --------- -----
Interest Rate Spread             --         --  1.92%      --         --  2.24%
- - --------------------------   ------  --------- -----   ------  --------- -----
Noninterest-Related Funds        --    2,309.3    --       --    1,966.5    --
- - --------------------------   ------  --------- -----   ------  --------- -----
Total Source of Funds        $102.3  $15,133.5  2.74%  $ 91.1  $12,850.9  2.87%
- - --------------------------   ------  --------- -----   ------  --------- -----
NET INTEREST INCOME/MARGIN   $ 89.8         --  2.41%  $ 87.6         --  2.76%
- - --------------------------   ------  --------- -----   ------  --------- -----

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

                           FIRST QUARTER
                              1994/93
                        --------------------
                        CHANGE DUE TO
                        -------------
(In Millions)           VOLUME   RATE  TOTAL
- - ----------------------  ------ ------  -----
Earning Assets           $26.4 $(13.0) $13.4
Interest-Related Funds    16.4   (5.2)  11.2
- - ----------------------   ----- ------  -----
Net Interest Income      $10.0 $ (7.8) $ 2.2
- - ----------------------   ----- ------  -----

Note: 1993 first quarter taxable equivalent interest income was adjusted by $.3 million, to reflect the effect of the change in the federal tax rate from 34% to 35%.

                          Part II--Other Information

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of Northern Trust Corporation was held on April 19, 1994 for the purposes of electing sixteen Directors to hold office until the next annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Directors as listed in the proxy statement were elected by the following votes set forth below. There were no broker non-votes for any candidate.

Candidates                    "FOR"           "WITHHELD"
- - ----------                  ----------        ----------

Worley H. Clark             48,571,928          151,893

Dolores E. Cross            48,543,262          178,427

David W. Fox                48,572,808          151,189

Robert S. Hamada            48,582,958          148,426

Barry G. Hastings           48,573,328          150,893

Robert A. Helman            48,575,757          149,913

Arthur L. Kelly             48,572,053          151,904

Ardis Krainik               48,569,443          153,908

Robert D. Krebs             48,581,225          148,635

Frederick A. Krehbiel       48,579,783          148,441

William G. Mitchell         48,577,586          149,042

William A. Osborn           48,624,712          147,227

Harold B. Smith             48,573,961          150,579

William D. Smithburg        48,572,104          151,859

John S. Sutfin              48,579,118          148,568

Bide L. Thomas              48,576,368          149,526

Item 6.       Exhibits and Reports on Form 8-K


    (a.)      Exhibits
              --------

              Exhibit (11)   Computation of Per Share Earnings


              Exhibit (99)   Remarks delivered by David W. Fox and William A.
                             Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 19, 1994.


    (b.)      Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed for the three months ended March 31, 1994.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NORTHERN TRUST CORPORATION
                                     --------------------------
                                            (Registrant)



Date:  May 11, 1994          By:           PERRY R. PERO
                                ------------------------------------
                                           PERRY R. PERO
                                  Senior Executive Vice President
                                     and Chief Financial Officer



Date:  May 11, 1994          By:         JOHN H. ROBINSON
                                ------------------------------------
                                         JOHN H. ROBINSON
                                Senior Vice President and Controller
                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX


   The following Exhibits are filed herewith or are incorporated herein by reference.


Exhibit
 Number                 Description
- - --------        ---------------------------
  (11)          Computation of Per Share Earnings

  (99)          Remarks delivered by David W. Fox and William A. Osborn at the
                Annual Meeting of Stockholders of Northern Trust Corporation held on April 19, 1994.