Form 10-Q
period 1994-06-30
NORTHERN TRUST CORP
filed 1994-08-12
CIK 73124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994


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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES x   NO___


                    54,060,987 SHARES - $1.66 2/3 PAR VALUE
             (SHARES OF COMMON STOCK OUTSTANDING ON JUNE 30, 1994)

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET                            Northern Trust Corporation

                                               JUNE 30  December 31   June 30
                                             ---------  ----------- ---------
(In Millions)                                     1994         1993      1993
- -------------------------------------------  ---------  ----------- ---------
ASSETS
Cash and Due from Banks                      $ 1,119.4   $ 1,519.7  $   854.3
Money Market Assets
 Federal Funds Sold and Securities
 Purchased under Agreements to Resell            325.6       577.8      166.1
 Time Deposits with Banks                      2,214.5     2,090.4    2,229.1
 Other                                           168.3        72.3       69.4
- -------------------------------------------  ---------   ---------  ---------
 Total                                         2,708.4     2,740.5    2,464.6
- -------------------------------------------  ---------   ---------  ---------
Securities (Fair value $4,755.8 at June
 1994, $4,093.5 at December 1993 and
 $4,571.1 at June 1993)                        4,725.8     4,038.7    4,520.4
Loans and Leases (Net of unearned income of
 $61.9 at June 1994, $69.4 at
 December 1993 and $62.6 at June 1993)         8,572.4     7,623.0    7,344.9
Reserve for Credit Losses                       (144.9)     (145.5)    (145.5)
Buildings and Equipment                          273.0       291.9      290.6
Customers' Acceptance Liability                   70.0        56.9       95.5
Trust Security Settlement Receivables            407.4       293.1      366.5
Other Assets                                     707.9       484.3      497.5
- -------------------------------------------  ---------   ---------  ---------
Total Assets                                 $18,439.4   $16,902.6  $16,288.8
- -------------------------------------------  ---------   ---------  ---------
LIABILITIES
Deposits
 Demand and Other Noninterest-Bearing        $ 2,663.6   $ 2,464.7  $ 2,555.7
 Savings and Money Market Deposits             3,218.0     3,387.6    3,498.5
 Savings Certificates                          1,198.3     1,111.3    1,161.9
 Other Time                                      312.9       333.4      387.3
 Foreign Offices--Demand                         457.9       297.1       63.7
                --Time                         3,441.6     2,739.3    2,204.3
- -------------------------------------------  ---------   ---------  ---------
 Total Deposits                               11,292.3    10,333.4    9,871.4
Federal Funds Purchased                          921.4     1,215.8    1,003.4
Securities Sold under Agreements to
 Repurchase                                    1,012.1       602.2      481.7
Commercial Paper                                 122.2       124.1      113.0
Other Borrowings                               2,124.3     2,001.2    2,513.4
Senior Medium-Term Notes                         807.0       817.0      567.0
Notes Payable (Qualifying for risk-based
 capital, $168.8 at June 1994,
 $183.4 at December 1993 and $198.4 at June
 1993)                                           323.4       326.8      330.1
Liability on Acceptances                          70.0        56.9       95.5
Other Liabilities                                541.9       273.5      230.4
- -------------------------------------------  ---------   ---------  ---------
 Total Liabilities                            17,214.6    15,750.9   15,205.9
- -------------------------------------------  ---------   ---------  ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                  170.0       170.0      170.0
Common Stock -- $1.66 2/3 Par Value               90.6        89.7       89.7

                           JUNE 1994  December 1993    June 1993
     -----------------------------------------------------------
     Shares authorized   140,000,000    140,000,000  140,000,000
     Shares issued        54,360,374     53,826,261   53,826,261
     Shares outstanding   54,060,987     53,292,967   53,039,955

Capital Surplus                                  302.7      303.0      301.9
Retained Earnings                                704.7      631.9      570.6
Net Unrealized Loss on Securities Available
 for Sale                                        (12.2)       (.4)       (.3)
Translation Adjustments                            --          .6         .6
Common Stock Issuable -- Performance Plan         20.2       11.8       14.4
Deferred Compensation -- ESOP and Other          (44.0)     (43.5)     (48.4)
Treasury Stock-at cost, 299,387 shares at
 June 1994, 533,294 shares at December 1993
 and 786,306 shares at June 1993                  (7.2)     (11.4)     (15.6)
- -------------------------------------------  ---------  ---------  ---------
 Total Stockholders' Equity                    1,224.8    1,151.7    1,082.9
- -------------------------------------------  ---------  ---------  ---------
Total Liabilities and Stockholders' Equity   $18,439.4  $16,902.6  $16,288.8
- -------------------------------------------  ---------  ---------  ---------

CONSOLIDATED STATEMENT OF INCOME                      Northern Trust Corporation

                                    SECOND QUARTER           SIX MONTHS
                                 ---------------------- ---------------------
(In Millions)                          1994        1993       1994       1993
- -------------------------------  ----------  ---------- ---------- ----------
Interest Income
 Money Market Assets
  Federal Funds Sold and
   Securities Purchased under
   Agreements to Resell              $  1.8      $  1.1     $  4.0     $  3.0
  Time Deposits with Banks             26.1        21.5       48.6       41.8
  Other                                 1.7          .6        2.7        1.3
- -------------------------------  ----------  ---------- ---------- ----------
 Total                                 29.6        23.2       55.3       46.1
- -------------------------------  ----------  ---------- ---------- ----------
 Securities                            51.3        46.0       99.0       88.8
 Loans and Leases                     119.1       108.6      229.9      213.6
- -------------------------------  ----------  ---------- ---------- ----------
Total Interest Income                 200.0       177.8      384.2      348.5
- -------------------------------  ----------  ---------- ---------- ----------
Interest Expense
 Deposits -- Savings and Money
             Market Deposits           20.5        19.6       39.7       40.1
          -- Savings Certificates      12.5        12.8       23.8       26.4
          -- Other Time                 4.3         4.6        7.4        8.5
          -- Foreign Offices           30.9        21.4       54.2       44.4
 Federal Funds Purchased               13.5        14.0       26.8       25.2
 Securities Sold under
  Agreements to Repurchase             10.4         5.1       19.7        8.8
 Commercial Paper                       1.3         1.1        2.3        2.3
 Other Borrowings                      10.8         6.8       19.9       12.2
 Senior Medium-Term Notes               7.5         4.1       14.0        7.9
 Notes Payable                          6.4         5.8       12.6       10.6
- -------------------------------  ----------  ---------- ---------- ----------
Total Interest Expense                118.1        95.3      220.4      186.4
- -------------------------------  ----------  ---------- ---------- ----------
Net Interest Income                    81.9        82.5      163.8      162.1
Provision for Credit Losses             1.0         6.0        4.0       12.0
- -------------------------------  ----------  ---------- ---------- ----------
Net Interest Income after
 Provision for Credit Losses           80.9        76.5      159.8      150.1
- -------------------------------  ----------  ---------- ---------- ----------
Noninterest Income
 Trust Fees                           113.5        98.5      223.0      197.4
 Security Commissions and
  Trading Income                        5.4         5.1       11.8       10.3
 Other Operating Income                59.4        31.2       92.5       63.1
 Investment Security Gains
  (Losses)                              (.1)         .1        0.1        1.7
- -------------------------------  ----------  ---------- ---------- ----------
Total Noninterest Income              178.2       134.9      327.4      272.5
- -------------------------------  ----------  ---------- ---------- ----------
Income before Noninterest
 Expenses                             259.1       211.4      487.2      422.6
- -------------------------------  ----------  ---------- ---------- ----------
Noninterest Expenses
 Salaries                              80.6        74.1      155.0      147.0
 Pension and Other Employee
  Benefits                             19.0        17.1       38.1       34.1
 Occupancy Expense                     14.6        13.5       28.3       27.2
 Equipment Expense                     22.7        10.2       34.0       20.7
 Other Operating Expenses              50.6        40.0       94.0       79.9
- -------------------------------  ----------  ---------- ---------- ----------
Total Noninterest Expenses            187.5       154.9      349.4      308.9
- -------------------------------  ----------  ---------- ---------- ----------
Income before Income Taxes             71.6        56.5      137.8      113.7
Provision for Income Taxes
 (Includes related investment
 security transactions tax
 provision of none for the
 second quarter of 1994 and $.1
 in 1993, and for the six
 months $.1 in 1994 and $.6 in
 1993.)                                22.9        14.9       43.7       31.9
- -------------------------------  ----------  ---------- ---------- ----------
NET INCOME                           $ 48.7      $ 41.6     $ 94.1     $ 81.8
- -------------------------------  ----------  ---------- ---------- ----------
Net Income Applicable to Common
 Stock                               $ 46.9      $ 40.1     $ 90.7     $ 78.7
- -------------------------------  ----------  ---------- ---------- ----------
NET INCOME PER COMMON SHARE
  -- PRIMARY                         $  .85       $ .73     $ 1.65     $ 1.44
  -- FULLY DILUTED                      .85         .73       1.64       1.44
- -------------------------------  ----------  ---------- ---------- ----------
Average Number of Common Shares
 Outstanding -- Primary          55,261,057  54,660,870 54,972,886 54,570,739
             -- Fully Diluted    56,466,708  55,865,857 56,201,234 55,880,227
- -------------------------------  ----------  ---------- ---------- ----------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      Northern Trust Corporation

                                                         SIX MONTHS
                                                        ENDED JUNE 30
                                                      ------------------
(In Millions)                                             1994      1993
- ----------------------------------------------------  --------  --------
PREFERRED STOCK
Balance at January 1 and June 30                      $  170.0  $  170.0
- ----------------------------------------------------  --------  --------
COMMON STOCK
Balance at January 1                                      89.7      89.7
Pooled Affiliate--Stock Issued                              .9        --
- ----------------------------------------------------  --------  --------
Balance at June 30                                        90.6      89.7
- ----------------------------------------------------  --------  --------
CAPITAL SURPLUS
Balance at January 1                                     303.0     300.0
Stock Issued--Incentive Plan and Awards                     .1       1.9
Pooled Affiliate                                           (.4)       --
- ----------------------------------------------------  --------  --------
Balance at June 30                                       302.7     301.9
- ----------------------------------------------------  --------  --------
RETAINED EARNINGS
Balance at January 1                                     631.9     511.7
Net Income                                                94.1      81.8
Dividends Declared on Common Stock                       (23.6)    (19.6)
Dividends Declared on Preferred Stock                     (3.1)     (3.3)
Pooled Affiliate                                           5.4        --
- ----------------------------------------------------  --------  --------
Balance at June 30                                       704.7     570.6
- ----------------------------------------------------  --------  --------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE
Balance at January 1                                       (.4)     (1.3)
Unrealized Gain (Loss), net                              (11.8)      1.0
- ----------------------------------------------------  --------  --------
Balance at June 30                                       (12.2)      (.3)
- ----------------------------------------------------  --------  --------
TRANSLATION ADJUSTMENTS
Balance at January 1                                        .6        .6
Sale of Foreign Investment                                 (.6)       --
- ----------------------------------------------------  --------  --------
Balance at June 30                                          --        .6
- ----------------------------------------------------  --------  --------
COMMON STOCK ISSUABLE--PERFORMANCE PLAN
Balance at January 1                                      11.8       8.1
Stock Issuable, net of Stock Issued                        8.4       6.3
- ----------------------------------------------------  --------  --------
Balance at June 30                                        20.2      14.4
- ----------------------------------------------------  --------  --------
DEFERRED COMPENSATION--ESOP AND OTHER
Balance at January 1                                     (43.5)    (49.5)
Compensation Deferred                                     (5.3)     (3.0)
Compensation Amortized                                     4.8       4.1
- ----------------------------------------------------  --------  --------
Balance at June 30                                       (44.0)    (48.4)
- ----------------------------------------------------  --------  --------
TREASURY STOCK
Balance at January 1                                     (11.4)    (18.8)
Stock Options and Awards                                   6.4       4.6
Stock Purchased                                           (2.2)     (1.4)
- ----------------------------------------------------  --------  --------
Balance at June 30                                        (7.2)    (15.6)
- ----------------------------------------------------  --------  --------
TOTAL STOCKHOLDERS' EQUITY AT JUNE 30                 $1,224.8  $1,082.9
- ----------------------------------------------------  --------  --------

CONSOLIDATED STATEMENT OF CASH FLOWS                  NORTHERN TRUST CORPORATION

                                                                                                    SIX MONTHS
                                                                                                   ENDED JUNE 30
                                                                                            ---------------------------
(In Millions)                                                                                       1994           1993
- -----------------------------------------------------------------------------------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                  $       94.1   $       81.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Provision for Credit Losses                                                                        4.0           12.0
  Depreciation and Amortization                                                                     22.0           19.6
  Increase in Interest Receivable                                                                   (9.8)         (15.2)
  Increase (Decrease) in Interest Payable                                                            1.5           (4.7)
  Amortization and Accretion of Securities and Unearned Income                                      23.5           36.4
  Gain on Sale of Foreign Investment                                                               (34.5)             -
  Net (Increase) Decrease in Trading Account Securities                                             20.4          (30.0)
  Other Noncash, net                                                                                46.1           13.5
- -----------------------------------------------------------------------------------------   ------------   ------------
  Net Cash Provided by Operating Activities                                                        167.3          113.4
- -----------------------------------------------------------------------------------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Securities - Held to Maturity                                                      (221.4)        (265.5)
  Proceeds from Maturity and  Redemption of Securities - Held to Maturity                          503.4          126.8
  Purchases of Securities - Available for Sale                                                  (3,769.3)      (2,547.2)
  Proceeds from Sale of Securities - Available for Sale                                            116.1          110.4
  Proceeds from Maturity and Redemption of Securities -Available for Sale                        2,613.7        1,227.5
  Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell           252.2          290.4
  Net Increase in Time Deposits with Banks                                                        (124.1)        (369.6)
  Net (Increase) Decrease in Other Money Market Assets                                             (92.1)          12.9
  Net Increase in Loans and Leases                                                                (949.2)        (417.6)
  Purchases of Buildings and Equipment                                                             (22.1)         (28.7)
  Proceeds from Sale of Buildings and Equipment                                                      9.3            1.1
  Sale of Foreign Investment                                                                        58.1              -
  Net (Increase) Decrease in Trust Security Settlement Receivables                                (114.3)         195.6
  Other, net                                                                                        11.1            3.6
- -----------------------------------------------------------------------------------------   ------------   ------------
  Net Cash Used in Investing  Activities                                                        (1,728.6)      (1,660.3)
- -----------------------------------------------------------------------------------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Demand and Other Noninterest-Bearing Deposits                         359.7          (92.8)
  Net Decrease in Savings and Money Market Deposits                                               (169.6)        (113.0)
  Net Increase in Certificates of Deposit and Other Interest-Bearing Deposits                      768.8          206.4
  Net Increase in Federal Funds Purchased and Short-Term Other Borrowings                          182.4        1,152.7
  Proceeds from Other Borrowed Funds                                                             2,647.7          725.7
  Repayments of Other Borrowed Funds                                                            (2,591.7)        (869.2)
  Net Decrease in Commercial Paper                                                                  (1.9)         (14.0)
  Proceeds from Senior Medium-Term Notes and Notes Payable                                         230.0          355.0
  Repayments of Senior Medium-Term Notes and Notes Payable                                        (243.4)          (3.2)
  Purchase of Treasury Stock                                                                         1.8            (.9)
  Net Proceeds from Stock Options                                                                     .4            2.4
  Cash Dividends Paid on Common and Preferred Stock                                                (26.4)         (22.9)
  Other, net                                                                                         3.2            3.2
- -----------------------------------------------------------------------------------------   ------------   ------------
  Net Cash Provided by Financing Activities                                                      1,161.0        1,329.4
- -----------------------------------------------------------------------------------------   ------------   ------------
  Decrease in Cash and Due from Banks                                                             (400.3)        (217.5)
  Cash and Due from Banks at Beginning of Year                                                   1,519.7        1,071.8
- -----------------------------------------------------------------------------------------   ------------   ------------
CASH AND DUE FROM BANKS AT JUNE 30                                                          $    1,119.4   $      854.3
- -----------------------------------------------------------------------------------------   ------------   ------------

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of Affiliate for Stock, net                                                   $        6.4   $          -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid on Deposits, Short-Term Borrowings and Notes Payable                        $      218.9   $      191.1
  Income Taxes Paid                                                                                 23.5           19.6
- -----------------------------------------------------------------------------------------   ------------   ------------

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


2. SECURITIES - The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Under SFAS No. 115, debt and equity securities not intended to be held to maturity and not held for trading are classified as "available for sale". Such securities are reported at fair value with both unrealized gains and losses credited or charged, net of tax effect, directly to stockholders' equity. As of June 30, 1994, stockholders' equity decreased by $12.2 million, net of tax, to recognize the depreciation on securities available for sale.

Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported in the consolidated statement of income as investment security gains and losses. Realized gross gains related to securities available for sale totaled $.2 million for the six months ended June 30, 1994. There were no realized gross losses during this period.

The following tables summarize the book and fair values of securities of the Corporation.

SECURITIES
                                June 30, 1994    December 31, 1993     June 30, 1993
                             ----------------------------------------------------------
                                         Fair                Fair                Fair
(In Millions)                  Book     Value      Book     Value      Book     Value
- ---------------------------------------------------------------------------------------
HELD TO MATURITY
U.S. Government............  $   98.8  $   98.6  $2,343.7  $2,345.6  $2,785.7  $2,788.2
Obligations of States and
  Political Subdivisions...     461.3     491.6     493.5     546.9     500.9     550.8
Federal Agency.............         -         -     833.1     831.8     847.8     845.3
Other......................      29.8      29.7     120.5     120.7     158.0     158.2
- ---------------------------------------------------------------------------------------
  Subtotal.................     589.9     619.9   3,790.8   3,845.0   4,292.4   4,342.5
- ---------------------------------------------------------------------------------------

AVAILABLE FOR SALE*
U.S. Government............   1,401.1   1,401.1         -         -      70.5      70.9
Federal Agency.............   2,302.7   2,302.7      77.7      78.2         -         -
Other......................     375.3     375.3     133.9     134.0     125.9     126.1
- ---------------------------------------------------------------------------------------
  Subtotal.................   4,079.1   4,079.1     211.6     212.2     196.4     197.0
- ---------------------------------------------------------------------------------------
TRADING ACCOUNT............      56.8      56.8      36.3      36.3      31.6      31.6
- ---------------------------------------------------------------------------------------

TOTAL SECURITIES...........  $4,725.8  $4,755.8  $4,038.7  $4,093.5  $4,520.4  $4,571.1
- ---------------------------------------------------------------------------------------

*Prior to 1994, securities shown as available for sale were classified as held for sale and carried at the lower of cost or fair value.

                                            June 30, 1994
                                 ----------------------------------
                                           Gross Unrealized
                                    Book   ----------------    Fair
(In Millions)                      Value   Gains     Losses   Value
- --------------------------------------------------------------------
Securities Held to Maturity
  U.S. Government..............  $   98.8  $   -     $  .2  $   98.6
  Obligations of States and
   Political Subdivisions......     461.3   31.6       1.3     491.6
 Other.........................      29.8      -        .1      29.7
- --------------------------------------------------------------------
 Total.........................  $  589.9  $31.6     $ 1.6  $  619.9
- --------------------------------------------------------------------

                                              June 30, 1994
                                 ---------------------------------------
                                             Gross Unrealized
                                 Amortized   ----------------   Book/Fair
(In Millions)                      Cost      Gains     Losses     Value
- ------------------------------------------------------------------------
Securities Available for Sale
  U.S. Government..............  $1,415.1    $  .2     $14.2    $1,401.1
  Federal Agency...............   2,304.2      1.5       3.0     2,302.7
  Other........................     379.6       .9       5.2       375.3
- ------------------------------------------------------------------------
 Total.........................  $4,098.9    $ 2.6     $22.4    $4,079.1
- ------------------------------------------------------------------------

3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits and for other purposes as required or permitted by law were $4.1 billion on June 30, 1994, $3.6 billion on December 31, 1993 and $3.9 billion on June 30, 1993.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $830.8 million on June 30, 1994, $827.4 million on December 31, 1993 and $714.3 million on June 30, 1993.


5. LOANS AND LEASES - Selected loan categories in the Corporation's loan portfolio are shown below.

                               June 30  December 31  June 30
                             -------------------------------
(In Millions)                   1994        1993      1993
- ------------------------------------------------------------
Domestic
  Commercial...............     $2,674.1  $2,421.1  $2,477.7
  Brokers..................        349.5     249.4     263.2
  Commercial Real Estate...        480.2     506.5     499.0
  Residential Real Estate..      3,161.7   2,883.3   2,597.9
  Consumer.................        568.8     617.5     289.7
  Other....................        647.7     453.5     897.1
  Lease Financing..........        133.9     138.4     132.7
- ------------------------------------------------------------
Total Domestic.............      8,015.9   7,269.7   7,157.3
International..............        556.5     353.3     187.6
- ------------------------------------------------------------
Total......................     $8,572.4  $7,623.0  $7,344.9
- ------------------------------------------------------------

At June 30, 1994, other domestic and international loans include $582.8 million and $216.2 million, respectively, of overnight trust-related advances in connection with next day security settlements, compared with $375.6 million and $66.6 million, respectively, at December 31, 1993 and $621.6 million and none, respectively, at June 30, 1993.

6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows.

                                           Six Months
                                          Ended June 30
                                       -------------------
(In Millions)                           1994         1993
- ----------------------------------------------------------
Balance at Beginning of Period         $145.5       $145.5
 Losses Charged to Reserve.......        (7.3)       (14.3)
 Recoveries Credited to Reserve..         2.7          2.3
- ----------------------------------------------------------
Net Losses Charged to Reserve....        (4.6)       (12.0)
Provision for Credit Losses......         4.0         12.0
- ----------------------------------------------------------
Balance at End of Period.........      $144.9       $145.5
- ----------------------------------------------------------

7. ACQUISITIONS - The acquisition of Hazlehurst & Associates, Inc. was completed on April 15, 1994. The acquisition, previously announced in December, was effected through a merger in which Northern Trust Corporation issued 534,113 shares of its Common Stock. Hazlehurst & Associates, a retirement benefit plan services company, is headquartered in Atlanta and has an office in Seattle. The Corporation has accounted for the transaction as a pooling of interests, although prior period financial statements are not being restated due to the immateriality of the acquisition.

In December 1993, the Corporation entered into a definitive agreement to acquire Beach One Financial Services, Inc., parent company of The Beach Bank of Vero Beach (Florida). The acquisition agreement calls for Beach One shareholders to receive Northern Trust Corporation Common Stock aggregating $56.2 million. The agreement is subject to the approval of Beach One's shareholders and to various regulatory approvals and other legal requirements. The acquisition is expected to close during the second half of 1994. The Corporation expects to account for this transaction as a pooling-of-interests.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER EARNINGS HIGHLIGHTS

Net income for the second quarter totaled a record $48.7 million, an increase of 17% over the $41.6 million reported in 1993. Net income per common share on a fully diluted basis totaled $.85 up 16% from the $.73 reported in 1993. This earnings performance produced an annualized return on average common equity of 18.1%, unchanged from last year and a return on average assets of 1.10% compared with 1.06% in 1993. Record trust fees, a lower provision for credit losses as a result of strong asset quality and the gain on the sale of the Corporation's 21% interest in Banque Scandinave en Suisse (BSS) contributed favorably to the second quarter's performance. Partially offsetting these positive factors were lower net interest income and foreign exchange trading profits and the impact of several nonrecurring expenses.


NONINTEREST INCOME

Noninterest income totaled $178.2 million for the quarter. Excluding the effects of the $28.5 million gain on the BSS sale, noninterest income totaled $149.7 million and accounted for 62% of total taxable equivalent revenue, an 11% improvement from the $134.9 million earned in 1993. Trust fees accounted for 76% of noninterest income and 47% of total taxable equivalent revenue excluding the BSS gain. Trust fees totaled $113.5 million, up $15.0 million or 15% from $98.5 million in 1993. The acquisition of Hazlehurst & Associates in April of 1994 accounted for $2.5 million of the increase. Successful business development efforts contributed significantly to the growth in fees, which included both core and ancillary trust products, including domestic and global custody, investment management, personal trustee and securities lending services.

Compared with 1993, trust fees from Personal Financial Services (PFS) increased
6% to $55.9 million.   The majority of growth in PFS trust fees was attributable
to subsidiaries located outside of Illinois, primarily Florida and California. The Corporation expanded its presence within the Illinois market with the opening of a full service trust and banking office in Highland Park, Illinois.

To broaden its existing relationships with individuals and to develop new ones, the Corporation introduced the Northern Funds, a series of fourteen no-load proprietary mutual funds, in April 1994. In addition to Illinois, it is anticipated that by year-end 1994 this product will be available in the Florida, California, Arizona and Texas markets.

Corporate Financial Services (CFS), including fees earned by Hazlehurst, was up 25% to $57.6 million. The growth in CFS trust fees was primarily attributable to strong new business and a higher level of cross-border investments. Also contributing to the increase in trust fees was the growth in securities lending fees which is attributable to a 34% increase in the volume of securities out on loan. This growth was partially driven by the short-term nature of the securities lending invested cash collateral pools which allows competitive rates to be offered to borrowing brokers during periods of rising interest rates.

Security commissions and trading income increased 6% to $5.4 million, compared with $5.1 million reported a year ago.

Other operating income amounted to $59.4 million, up 90%, from $31.2 million reported in 1993. The increase resulted from a $28.5 million pretax gain on the sale of BSS, net of approximately $6.0 million in ancillary and other sale-related transition costs associated with the transfer of custody accounts from BSS to the London Branch of The Northern Trust Company. While total treasury management revenues, which include interest earned on compensating deposit balances, increased 6% to $18.4 million from $17.3 million last year, the fee portion of these revenues which are included in other income was down $1.2 million to $11.7 million. Foreign exchange trading profits were $6.2 million compared with $7.1 million in 1993. Calls or sales of securities resulted in a modest loss of $.1 million for the quarter compared with a modest gain of $.1 million in 1993.


NET INTEREST INCOME

Net interest income for the second quarter totaled $81.9 million, slightly lower than the $82.5 million reported in 1993. Net interest income is defined as the total of interest income and amortized fees on earning assets less interest expense on deposits and borrowed funds. When adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable. Net interest income on a FTE basis for the second quarter of 1994 totaled $90.1 million, down $1.3 million or 2% from the $91.4 million reported in 1993. The advantage of a 12% increase in average earning assets was more than offset by a decline in the net interest margin to 2.33% from 2.66% last year.

Earning assets for the second quarter averaged $15.5 billion, up 12% from the $13.8 billion reported in 1993. The $1.7 billion growth in earning assets reflects a 16% or $1.1 billion increase in average loans, a $461 million or 21% growth in money market assets and a $123 million or 3% increase in average securities.

Loan volume averaged $8.3 billion for the quarter reflecting a $898 million or 13% increase in domestic lending. Domestic loan growth was supported by a large increase in the residential mortgage portfolio, up $629 million. In addition, overnight advances related to processing certain trust client investments averaged $557 million, up $219 million from a year ago. Money market assets, primarily time deposits with banks, averaged $2.6 billion compared with $2.1 billion for the second quarter of 1993. Securities for the quarter averaged $4.6 billion versus $4.5 billion in 1993. Federal agency and marketable securities increased $955 million from a year ago, while U.S. Government securities decreased $827 million from the second quarter of 1993.

The $1.7 billion increase in earning assets was funded primarily by growth in interest bearing deposits, senior medium-term notes, and net non interest related funds. Interest-bearing deposits increased a net of $737 million, principally from global custody deposit activity in London up $800 million. Senior medium-term notes increased $296 million. Average net noninterest-related funds increased $511 million, due to growth in stockholders' equity and trust-related deposit activity. Total average stockholders' equity, supported by continued strong earnings performance, increased $158 million or 15% from the second quarter average of 1993.

The interest rate spread on earning assets declined to 1.75% from 2.20% last year. The net interest margin also declined to 2.33% compared with 2.66% for the second quarter of 1993. The lower interest rate spread was attributable to higher funding costs due to the rapid increase in short-term interest rates in the first half of the year coupled with lower fees recognized from residential mortgage refinancings. Also contributing to the narrower margin was the lower spread obtained from the higher volume of short-term government and agency securities, money market assets and trust-related overnight advances. The increase in the noninterest-related funds had a positive impact on net interest income in the second quarter.


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for credit losses for the quarter totaled $1.0 million, a decrease from $6.0 million reported in 1993. The decrease in the provision reflects the reduction in the level of loan charge-offs and continued low level of nonperforming loans. For a discussion of the provision and reserve for credit losses, refer to page 15.

NONINTEREST EXPENSES

Noninterest expense totaled $187.5 million for the quarter, up $32.6 million or 21% over the $154.9 million reported in 1993. A significant part of the increase in expenses is the result of $13.6 million in charges resulting from technology-related decisions which included the trade-in and the sale and leaseback of mainframe computer equipment and a write-down of older trust-related software. These strategic decisions, which will reduce depreciation and amortization expenses over the next few years, are designed to eliminate future residual value risk regarding these assets and are expected to improve system flexibility and efficiency and decrease ongoing maintenance costs, with increased productivity as the end result.

Noninterest expenses also include the cost of an agreement between the Corporation and three money-market portfolios of the Benchmark Funds, for which The Northern Trust Company is investment adviser. The agreement increases net asset values and so preserves the investment flexibility necessary to maintain competitive yields in the portfolios, which are used for cash management and investment by The Northern Trust Company's institutional clients. Under the agreement, the funds may sell to the Corporation in June 1995, at the higher of cost or market value, certain floating rate Government agency securities whose returns have lagged the recent sharp increase in short-term interest rates. The cost of the agreement is $3.5 million. In addition, a review of the Corporation's overtime pay policy resulted in a $3.0 million addition to salary expense in the quarter for back pay obligations. Excluding the technology-related and other nonrecurring charges just described and the impact of the Hazlehurst acquisition, noninterest expenses increased 6% from the prior year. This increase reflects higher salary and benefit costs, affiliate expansion, increased Federal Deposit Insurance Corporation (FDIC) premiums and the Corporation's continued investment in technology.

Salaries and employee benefits accounted for approximately 53% of the 1994 total increase in noninterest expenses. Salary costs totaled $80.6 million, up $6.5 million or 9% from a year ago. Merit increases, the effect of the Hazlehurst acquisition, and the $3.0 million overtime back pay obligations charge were the principal components of the increase. Staff on a full time equivalent (FTE) basis was basically unchanged from a year ago and averaged 6,356 versus 6,347 in 1993. Employee benefit costs for the year totaled $19.0 million, up 11% from $17.1 million in 1993. The majority of the increase in benefit costs was attributable to health care, retirement benefits and higher payroll taxes.

Net occupancy expenses totaled $14.6 million, up 8% or $1.1 million from $13.5 million in 1993, reflecting higher building operating costs which include costs associated with expansion in Florida and Texas.

Equipment expense totaled $22.7 million up from $10.2 million in 1993 primarily due to $11.2 million of nonrecurring expenses resulting from the trade-in and the sale and leaseback of mainframe computer equipment. In addition, the ongoing expansion of computer equipment resulted in higher depreciation and related costs.

Other operating expenses totaled $50.6 million, an increase of $10.6 million from $40.0 million reported last year, which included $5.9 million of nonrecurring expenses related to the agreement with The Benchmark Funds and the write-down of older trust-related software. Also contributing to the expense increase were higher technical and consulting services, computer software-related expenses, FDIC premiums, and transaction-based depository fees.


PROVISION FOR INCOME TAXES

The income tax provision for the quarter totaled $22.9 million compared with $14.9 million in 1993. The higher provision in 1994 resulted from growth in taxable earnings for federal and state income tax purposes, and the increase in the federal tax rate from 34% to 35%. The effective tax rate for the quarter was 32% versus 26% in 1993.


SIX MONTHS EARNINGS HIGHLIGHTS

Net income totaled $94.1 million for the first six months ended June 30, 1994 compared with $81.8 million last year, an increase of 15%. On a fully diluted basis, net income per common share was $1.64, up 14% from the $1.44 earned last year. The ROE and ROA for the first six months were 18.0% and 1.08%, respectively, compared with a ROE of 18.3% and a ROA of 1.07% in 1993.

Noninterest income increased 20% to $327.4 million from $272.5 million one year ago. Excluding the BSS gain of $28.5 million the year-to-year increase was $26.4 million or 10%. Noninterest income, net of the BSS gain, comprised over 62% of total taxable equivalent revenue for the first six months, reflecting the continuing diversification of the Corporation's revenue sources. Including Hazlehurst & Associates, trust fees totaled $223.0 million up 13% from $197.4 million reported last year. Security commissions and trading income totaled $11.8 million, increasing 14% from the $10.3 million earned last year. Other operating income, including the BSS gain, totaled $92.5 million compared with the $63.1 million reported last year. The 1994 results for other operating income included foreign exchange trading profits of $16.2 million compared with $14.3 million a year ago and $.1 million of gains recorded from the sales of mortgage loans compared with $4.1 million in 1993. Investment security transactions produced net gains of $.1 million versus $1.7 million last year.

Net interest income on a fully taxable equivalent basis amounted to $179.9 million, up slightly from $179.0 million last year. The provision for credit losses decreased to $4.0 million from $12.0 million last year. Net loan charge-offs likewise declined to $4.6 million from $12.0 million in 1993. Noninterest expenses totaled $349.4 million, up 13% from $308.9 million in 1993. Exclusive of nonrecurring charges reflected in the second quarter results, and the impact of the Hazlehurst acquisition, total noninterest expenses increased 6% from 1993 levels.


BALANCE SHEET

Total assets as of June 30, 1994 were $18.4 billion and averaged $17.5 billion for the first six months, up 14% from last year's average of $15.4 billion.
With increased lending activity, loans and leases totaled $8.6 billion at June 30, 1994 and averaged $8.1 billion for the first six months, an increase of 15% from the average of $7.1 billion last year. Driven by continued strong earnings growth, common stockholders equity increased 16% and totaled $1.055 billion at June 30, 1994, versus $912.9 million at June 30,1993. Total stockholders' equity increased commensurately and totaled $1.2 billion at June 30, 1994 compared with $1.1 billion at June 30, 1993. The Corporation's risk-based capital ratios remained strong at 8.8% for tier 1 and 12.3% for total capital at June 30, 1994. These ratios substantially exceeded the regulatory capital guidelines of 4% for tier 1 and 8% for total capital. The leverage ratio (Tier 1 capital to second quarter average assets) of 6.1% at June 30, 1994, also exceeded the regulatory requirements of 3%.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and leases, restructured loans, and other real estate owned (OREO). Nonperforming assets at June 30, 1994 totaled $39.6 million compared with $37.0 million at December 31, 1993 and $65.0 million at June 30, 1993. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $34.5 million, or .43% of total domestic loans and leases at June 30, 1994. Included in this total are commercial real estate loans of $8.1 million. At December 31, 1993 and June 30, 1993, domestic nonaccrual loans totaled $26.0 million and $42.8 million, respectively.

OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of problem loans. At June 30, 1994, OREO assets, net of reserve, totaled $3.8 million, compared with a net of $9.7 million at December 31, 1993, and $20.3 million at June 30, 1993. The majority of the OREO assets are commercial real estate properties. Presented below are the outstanding amounts of nonaccrual loans and leases and OREO. OREO is presented net of the related reserve. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

NONPERFORMING ASSETS AND 90 DAY PAST DUE LOANS AND LEASES

                                      June 30  March 31  Dec. 31  June 30
                                      -------  --------  -------  -------
(In Millions)                            1994      1994     1993     1993
- -------------------------------------------------------------------------
Nonaccrual Loans
 Domestic..........................     $34.5    $38.7   $26.0    $42.8
 International.....................       1.3      1.3     1.3      1.9
- -------------------------------------------------------------------------
 Total Nonaccrual Loans............      35.8     40.0    27.3     44.7
OREO, net..........................       3.8      5.8     9.7     20.3
- -------------------------------------------------------------------------
Total Nonperforming Assets.........     $39.6    $45.8   $37.0    $65.0
- -------------------------------------------------------------------------
Total 90 Day Past Due Loans
 (still accruing)..................     $31.1    $19.1   $22.8    $20.7
- -------------------------------------------------------------------------

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

The 1994 second quarter provision for credit losses was $1.0 million, compared with $6.0 million in 1993. Net charge-offs totaled $1.7 million in the second quarter of 1994 versus net charge-offs of $6.0 million last year. The reserve for credit losses was $144.9 million equal to 1.69% of outstanding loans at June 30, 1994. This compares with $145.5 million or 1.91% of outstanding loans at December 31, 1993 and $145.5 million or 1.98% of outstanding loans at March 31, 1993. The lower reserve to outstanding loans ratio at June 30, 1994 is attributable to loan growth primarily in low-risk residential lending.

The Corporation believes that the current expansion of the domestic economy is likely to continue through 1994, although not all segments of the economy will participate equally in the expansion. Even though the Corporation continues to monitor closely several credits in segments of the economy that continue to show weakness, the overall quality of its loan portfolio remains sound and the reserve for credit losses is adequate to cover credit-related uncertainties as they exist today. Established credit review procedures ensure that close attention is given to commercial real estate-related loans and other commercial loans, as well as other credit exposures that might be adversely affected by significant increases in interest rates or an unexpected downturn in segments of the economies of the United States or other countries.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations:

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                             SECOND QUARTER
                            --------------------------------------------------
(Interest and rate on a               1994                      1993
taxable equivalent basis)   ------------------------  ------------------------
(Amounts in Millions)       INTEREST    VOLUME  RATE  Interest    Volume  Rate
- --------------------------  -------- --------- -----  -------- --------- -----
AVERAGE EARNING ASSETS
Money Market Assets
 Federal Funds Sold and
  Repurchase Agreements      $  1.8  $   167.3  4.16%  $  1.1  $   130.7  3.29%
 Time Deposits with Banks      26.1    2,277.3  4.60     21.5    1,949.7  4.42
 Other                          1.7      165.5  4.12       .6       68.9  3.49
- --------------------------   ------  --------- -----   ------  --------- -----
Total Money Market Assets      29.6    2,610.1  4.54     23.2    2,149.3  4.32
- --------------------------   ------  --------- -----   ------  --------- -----
Securities
 U.S. Government               20.8    2,026.4  4.11     27.8    2,853.1  3.91
 Obligations of States and
  Political Subdivisions       13.4      469.4 11.44     14.7      502.4 11.66
 Federal Agency                17.9    1,635.0  4.38      7.3      781.5  3.76
 Other                          5.2      401.2  5.18      3.5      300.3  4.76
 Trading Account                1.2       59.4  8.05       .6       30.8  7.63
- --------------------------   ------  --------- -----   ------  --------- -----
Total Securities               58.5    4,591.4  5.10     53.9    4,468.1  4.84
- --------------------------   ------  --------- -----   ------  --------- -----
Loans and Leases              120.1    8,271.6  5.83    109.6    7,151.8  6.15
- --------------------------   ------  --------- -----   ------  --------- -----
Total Earning Assets         $208.2  $15,473.1  5.39%  $186.7  $13,769.2  5.44%
- --------------------------   ------  --------- -----   ------  --------- -----
AVERAGE SOURCE OF FUNDS
Deposits
 Savings and Money Market
  Deposits                   $ 20.5  $ 3,454.0  2.38%  $ 19.6  $ 3,404.9  2.31%
 Savings Certificates          12.5    1,154.1  4.33     12.8    1,190.2  4.34
 Other Time                     4.3      416.8  4.20      4.6      492.9  3.73
 Foreign Offices Time          30.9    3,065.2  4.04     21.4    2,265.3  3.79
- --------------------------   ------  --------- -----   ------  --------- -----
Total Deposits                 68.2    8,090.1  3.38     58.4    7,353.3  3.19
Federal Funds Purchased        13.5    1,395.3  3.89     14.0    1,861.8  3.00
Repurchase Agreements          10.4    1,089.2  3.83      5.1      686.3  3.00
Commercial Paper                1.3      130.5  3.96      1.1      125.4  3.27
Other Borrowings               10.8    1,176.2  3.67      6.8      986.6  2.80
Senior Medium-Term Notes        7.5      803.4  3.74      4.1      507.9  3.23
Notes Payable                   6.4      326.7  7.72      5.8      296.9  7.87
- --------------------------   ------  --------- -----   ------  --------- -----
Total Interest-Related
 Funds                        118.1   13,011.4  3.64     95.3   11,818.2  3.24
- --------------------------   ------  --------- -----   ------  --------- -----
Interest Rate Spread             --         --  1.75%      --         --  2.20%
- --------------------------   ------  --------- -----   ------  --------- -----
Noninterest-Related Funds        --    2,461.7    --       --    1,951.0    --
- --------------------------   ------  --------- -----   ------  --------- -----
Total Source of Funds        $118.1  $15,473.1  3.06%  $ 95.3  $13,769.2  2.78%
- --------------------------   ------  --------- -----   ------  --------- -----
NET INTEREST INCOME/MARGIN   $ 90.1         --  2.33%  $ 91.4         --  2.66%
- --------------------------   ------  --------- -----   ------  --------- -----

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

                          SECOND QUARTER
                              1994/93         SIX MONTHS 1994/93
                        --------------------  --------------------
                        CHANGE DUE TO         CHANGE DUE TO
                        -------------         -------------
(In Millions)           VOLUME   RATE  TOTAL  VOLUME   RATE  TOTAL
- ----------------------  ------ ------  -----  ------ ------  -----
Earning Assets          $23.6  $ (2.1) $21.5  $50.0  $(15.1) $34.9
Interest-Related Funds   12.4    10.4   22.8   28.8     5.2   34.0
- ----------------------  -----  ------  -----  -----  ------  -----
Net Interest Income     $11.2  $(12.5) $(1.3) $21.2  $(20.3) $  .9
- ----------------------  -----  ------  -----  -----  ------  -----

Note: 1993 second quarter and six months taxable equivalent interest income were adjusted by $.3 million and $.6 million, respectively, to reflect the effect of the change in the federal tax rate from 34% to 35%.

        Northern Trust Corporation

                       SIX MONTHS
- ----------------------------------------------------------
              1994                          1993
- --------------------------------  ------------------------
        INTEREST    VOLUME  RATE  Interest    Volume  Rate
- ---------------- --------- -----  -------- --------- -----
 $          4.0  $   207.9  3.82%  $  3.0  $   185.7  3.30%
           48.6    2,178.1  4.50     41.8    1,763.9  4.77
            2.7      140.4  3.89      1.3       75.1  3.59
- ---------------  --------- -----   ------  --------- -----
           55.3    2,526.4  4.41     46.1    2,024.7  4.59
- ---------------  --------- -----   ------  --------- -----
           48.4    2,500.5  3.90     51.9    2,678.1  3.91
           27.3      476.8 11.46     29.4      504.2 11.65
           26.5    1,286.9  4.14     14.1      722.4  3.93
            8.9      356.6  5.00      7.4      300.7  4.99
            2.1       55.1  7.85      1.0       26.4  7.68
- ---------------  --------- -----   ------  --------- -----
          113.2    4,675.9  4.87    103.8    4,231.8  4.94
- ---------------  --------- -----   ------  --------- -----
          231.8    8,102.0  5.77    215.5    7,056.1  6.16
- ---------------  --------- -----   ------  --------- -----
 $        400.3  $15,304.3  5.27%  $365.4  $13,312.6  5.53%
- ---------------  --------- -----   ------  --------- -----
 $         39.7  $ 3,458.9  2.31%  $ 40.1  $ 3,450.6  2.34%
           23.8    1,127.1  4.25     26.4    1,209.6  4.41
            7.4      364.3  4.11      8.5      439.3  3.88
           54.2    2,865.6  3.81     44.4    2,208.8  4.05
- ---------------  --------- -----   ------  --------- -----
          125.1    7,815.9  3.23    119.4    7,308.3  3.29
           26.8    1,533.3  3.53     25.2    1,683.8  3.02
           19.7    1,131.4  3.51      8.8      590.6  3.02
            2.3      127.0  3.61      2.3      137.5  3.32
           19.9    1,206.4  3.33     12.2      881.7  2.80
           14.0      777.6  3.60      7.9      486.8  3.28
           12.6      326.7  7.76     10.6      265.2  8.05
- ---------------  --------- -----   ------  --------- -----
          220.4   12,918.3  3.44    186.4   11,353.9  3.31
- ---------------  --------- -----   ------  --------- -----
             --         --  1.83%      --         --  2.22%
- ---------------  --------- -----   ------  --------- -----
             --    2,386.0    --       --    1,958.7    --
- ---------------  --------- -----   ------  --------- -----
 $        220.4  $15,304.3  2.90%  $186.4  $13,312.6  2.82%
- ---------------  --------- -----   ------  --------- -----
 $        179.9         --  2.37%  $179.0         --  2.71%
- ---------------  --------- -----   ------  --------- -----

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


     (a.) Exhibits
          --------

          Exhibit (11) Computation of Per Share Earnings


     (b.) Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed for the three months ended June 30, 1994.

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



                                     NORTHERN TRUST CORPORATION
                                     --------------------------
                                            (Registrant)



Date: August 11, 1994     By:           PERRY R. PERO
                             ------------------------------------
                                        PERRY R. PERO
                               Senior Executive Vice President
                                 and Chief Financial Officer

Date: August 11, 1994     By:          JOHN H. ROBINSON
                             ------------------------------------
                                       JOHN H. ROBINSON
                             Senior Vice President and Controller
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


     The following Exhibits are filed herewith or are incorporated herein by reference.

Exhibit
Number               Description
- ------               -----------

 (11)     Computation of Per Share Earnings