Form 10-Q
period 1994-09-30
NORTHERN TRUST CORP
filed 1994-11-10
CIK 73124

________________________________________________________________________________
________________________________________________________________________________

             UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION

                             WASHINGTON, D.C. 20549
                           __________________________


                                   FORM  10-Q


        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     _______
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

     _______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                          ____________________________


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X    NO
                                        ______     ______

                    54,162,085 SHARES - $1.66 2/3 PAR VALUE
           (SHARES OF COMMON STOCK OUTSTANDING ON SEPTEMBER 30, 1994)



________________________________________________________________________________
________________________________________________________________________________

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET                            Northern Trust Corporation

                                       SEPTEMBER 30  December 31  September 30
                                       ------------  -----------  ------------
($ In Millions)                                1994         1993          1993
- -------------------------------------  ------------  -----------  ------------
ASSETS
Cash and Due from Banks                   $ 1,309.9    $ 1,519.7     $   698.7
Money Market Assets
 Federal Funds Sold and Securities
  Purchased under Agreements to Resell        193.1        577.8         707.0
 Time Deposits with Banks                   2,121.0      2,090.4       2,237.0
 Other                                        111.5         72.3          77.5
- -------------------------------------     ---------    ---------     ---------
 Total                                      2,425.6      2,740.5       3,021.5
- -------------------------------------     ---------    ---------     ---------
Securities (Fair value $5,517.6 at
 September 1994, $4,093.5 at December
  1993 and $4,079.3 at September 1993)      5,491.4      4,038.7       4,018.3
Loans and Leases (Net of unearned
 income  of $68.3 at September 1994,
  $69.4 at December 1993 and $71.4 at
  September 1993)                           8,452.6      7,623.0       7,919.9
Reserve for Credit Losses                    (144.9)      (145.5)       (145.5)
Buildings and Equipment                       271.8        291.9         288.5
Customers' Acceptance Liability                64.9         56.9          70.4
Trust Security Settlement Receivables         210.9        293.1         335.2
Other Assets                                  587.5        484.3         530.2
- -------------------------------------     ---------    ---------     ---------
Total Assets                              $18,669.7    $16,902.6     $16,737.2
- -------------------------------------     ---------    ---------     ---------
LIABILITIES
Deposits
 Demand and Other Noninterest-Bearing     $ 2,344.1    $ 2,464.7     $ 2,958.7
 Savings and Money Market Deposits          3,142.8      3,387.6       3,450.7
 Savings Certificates                       1,279.7      1,111.3       1,137.3
 Other Time                                   289.1        333.4         346.9
 Foreign Offices -- Demand                    509.4        297.1         148.8
                 -- Time                    3,706.0      2,739.3       2,273.3
- -------------------------------------     ---------    ---------     ---------
 Total Deposits                            11,271.1     10,333.4      10,315.7
Federal Funds Purchased                     1,102.3      1,215.8         713.7
Securities Sold under Agreements to
 Repurchase                                   994.6        602.2         519.2
Commercial Paper                              172.3        124.1         113.1
Other Borrowings                            2,262.4      2,001.2       2,620.7
Senior Medium-Term Notes                      807.0        817.0         667.0
Notes Payable (Qualifying for risk-
 based capital, $168.8 at September
 1994, $183.4 at December 1993 and
 $183.4 at September 1993)                    248.3        326.8         330.0
Liability on Acceptances                       64.9         56.9          70.4
Other Liabilities                             485.9        273.5         271.7
- -------------------------------------     ---------    ---------     ---------
 Total Liabilities                         17,408.8     15,750.9      15,621.5
- -------------------------------------     ---------    ---------     ---------
STOCKHOLDERS' EQUITY
Preferred Stock                               170.0        170.0         170.0
Common Stock -- $1.66 2/3 Par Value            90.6         89.7          89.7

                         SEPTEMBER 1994 December 1993 September 1993
     ---------------------------------------------------------------
     Shares authorized      140,000,000   140,000,000    140,000,000
     Shares issued           54,360,374    53,826,261     53,826,261
     Shares outstanding      54,162,085    53,292,967     53,108,732

Capital Surplus                               302.2        303.0         301.9
Retained Earnings                             738.8        631.9         602.0
Net Unrealized Loss on Securities
 Available for Sale                           (12.9)         (.4)          (.3)
Translation Adjustments                          --           .6            .6
Common Stock Issuable -- Performance
 Plan                                          20.2         11.8          14.0
Deferred Compensation -- ESOP and
 Other                                        (43.2)       (43.5)        (47.8)
Treasury Stock -- at cost, 198,289
 shares at September 1994, 533,294
  shares at December 1993 and 717,529
  shares at September 1993                     (4.8)       (11.4)        (14.4)
- -------------------------------------     ---------    ---------     ---------
 Total Stockholders' Equity                 1,260.9      1,151.7       1,115.7
- -------------------------------------     ---------    ---------     ---------
Total Liabilities and Stockholders'
 Equity                                   $18,669.7    $16,902.6     $16,737.2
- -------------------------------------     ---------    ---------     ---------

CONSOLIDATED STATEMENT OF INCOME                      Northern Trust Corporation

                                     THIRD QUARTER           NINE MONTHS
($ In Millions Except Per Share  ---------------------- ----------------------
Information)                           1994        1993       1994        1993
- -------------------------------  ----------  ---------- ----------  ----------
Interest Income
 Money Market Assets
  Federal Funds Sold and
   Securities Purchased under
   Agreements to Resell              $  2.0      $  1.6     $  6.0      $  4.6
  Time Deposits with Banks             26.1        24.2       74.7        66.0
  Other                                 1.7          .6        4.4         1.9
- -------------------------------  ----------  ---------- ----------  ----------
 Total                                 29.8        26.4       85.1        72.5
- -------------------------------  ----------  ---------- ----------  ----------
 Securities                            62.1        43.2      161.1       132.0
 Loans and Leases                     129.6       111.4      359.5       325.0
- -------------------------------  ----------  ---------- ----------  ----------
Total Interest Income                 221.5       181.0      605.7       529.5
- -------------------------------  ----------  ---------- ----------  ----------
Interest Expense
 Deposits -- Savings and Money
  Market Deposits                      22.1        19.3       61.8        59.4
          -- Savings Certificates      14.4        12.4       38.2        38.8
          -- Other Time                 5.5         3.7       12.9        12.2
          -- Foreign Offices           38.2        22.8       92.4        67.2
 Federal Funds Purchased               13.3        13.8       40.1        39.0
 Securities Sold under
  Agreements to Repurchase             19.8         4.8       39.5        13.6
 Commercial Paper                       1.7          .9        4.0         3.2
 Other Borrowings                       5.9         8.3       25.8        20.5
 Senior Medium-Term Notes               9.5         5.4       23.5        13.3
 Notes Payable                          5.4         6.4       18.0        17.0
- -------------------------------  ----------  ---------- ----------  ----------
Total Interest Expense                135.8        97.8      356.2       284.2
- -------------------------------  ----------  ---------- ----------  ----------
Net Interest Income                    85.7        83.2      249.5       245.3
Provision for Credit Losses             1.0         5.0        5.0        17.0
- -------------------------------  ----------  ---------- ----------  ----------
Net Interest Income after
 Provision for Credit Losses           84.7        78.2      244.5       228.3
- -------------------------------  ----------  ---------- ----------  ----------
Noninterest Income
 Trust Fees                           115.8       102.7      338.8       300.1
 Security Commissions and
  Trading Income                        3.7         4.4       15.5        14.7
 Other Operating Income                32.6        32.1      125.1        95.2
 Investment Security Gains
  (Losses)                              (.2)         --       (0.1)        1.7
- -------------------------------  ----------  ---------- ----------  ----------
Total Noninterest Income              151.9       139.2      479.3       411.7
- -------------------------------  ----------  ---------- ----------  ----------
Income before Noninterest
 Expenses                             236.6       217.4      723.8       640.0
- -------------------------------  ----------  ---------- ----------  ----------
Noninterest Expenses
 Salaries                              80.6        72.5      235.6       219.5
 Pension and Other Employee
  Benefits                             18.1        16.6       56.2        50.7
 Occupancy Expense                     14.4        13.6       42.7        40.8
 Equipment Expense                     10.8        10.1       44.8        30.8
 Other Operating Expenses              42.3        44.9      136.3       124.8
- -------------------------------  ----------  ---------- ----------  ----------
Total Noninterest Expenses            166.2       157.7      515.6       466.6
- -------------------------------  ----------  ---------- ----------  ----------
Income before Income Taxes             70.4        59.7      208.2       173.4
Provision for Income Taxes
 (Includes related investment
 security transactions tax
 benefit of $.1 for the third
 quarter of 1994 versus none in
 1993, and none for the nine
 months in 1994 versus a
 provision of $.6 in 1993)             22.4        16.9       66.1        48.8
- -------------------------------  ----------  ---------- ----------  ----------
NET INCOME                           $ 48.0      $ 42.8     $142.1      $124.6
- -------------------------------  ----------  ---------- ----------  ----------
Net Income Applicable to Common
 Stock                               $ 46.2      $ 41.2     $136.9      $119.9
- -------------------------------  ----------  ---------- ----------  ----------
NET INCOME PER COMMON SHARE
  -- PRIMARY                         $  .83      $  .75     $ 2.48      $ 2.20
  -- FULLY DILUTED                      .83         .75       2.47        2.19
- -------------------------------  ----------  ---------- ----------  ----------
Average Number of Common Shares
 Outstanding -- Primary          55,334,790  54,575,105 55,095,368  54,572,715
             -- Fully Diluted    56,539,610  55,786,689 56,304,643  55,849,569
- -------------------------------  ----------  ---------- ----------  ----------

                                                      Northern Trust Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                      ------------------
($ In Millions)                                           1994      1993
- ----------------------------------------------------  --------  --------
PREFERRED STOCK
Balance at January 1 and September 30                 $  170.0  $  170.0
- ----------------------------------------------------  --------  --------
COMMON STOCK
Balance at January 1                                      89.7      89.7
Pooled Affiliate -- Stock Issued                            .9        --
- ----------------------------------------------------  --------  --------
Balance at September 30                                   90.6      89.7
- ----------------------------------------------------  --------  --------
CAPITAL SURPLUS
Balance at January 1                                     303.0     300.0
Stock Issued -- Incentive Plan and Awards                  (.4)      1.9
Pooled Affiliate                                           (.4)       --
- ----------------------------------------------------  --------  --------
Balance at September 30                                  302.2     301.9
- ----------------------------------------------------  --------  --------
RETAINED EARNINGS
Balance at January 1                                     631.9     511.7
Net Income                                               142.1     124.6
Dividends Declared on Common Stock                       (35.6)    (29.4)
Dividends Declared on Preferred Stock                     (5.0)     (4.9)
Pooled Affiliate                                           5.4        --
- ----------------------------------------------------  --------  --------
Balance at September 30                                  738.8     602.0
- ----------------------------------------------------  --------  --------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE
Balance at January 1                                       (.4)     (1.3)
Unrealized Gain (Loss), net                              (12.5)      1.0
- ----------------------------------------------------  --------  --------
Balance at September 30                                  (12.9)      (.3)
- ----------------------------------------------------  --------  --------
TRANSLATION ADJUSTMENTS
Balance at January 1                                        .6        .6
Sale of Foreign Investment                                 (.6)       --
- ----------------------------------------------------  --------  --------
Balance at September 30                                     --        .6
- ----------------------------------------------------  --------  --------
COMMON STOCK ISSUABLE -- PERFORMANCE PLAN
Balance at January 1                                      11.8       8.1
Stock Issuable, net of Stock Issued                        8.4       5.9
- ----------------------------------------------------  --------  --------
Balance at September 30                                   20.2      14.0
- ----------------------------------------------------  --------  --------
DEFERRED COMPENSATION -- ESOP AND OTHER
Balance at January 1                                     (43.5)    (49.5)
Compensation Deferred                                     (5.3)     (3.1)
Compensation Amortized                                     5.6       4.8
- ----------------------------------------------------  --------  --------
Balance at September 30                                  (43.2)    (47.8)
- ----------------------------------------------------  --------  --------
TREASURY STOCK
Balance at January 1                                     (11.4)    (18.8)
Stock Options and Awards                                   9.0       6.1
Stock Purchased                                           (2.4)     (1.7)
- ----------------------------------------------------  --------  --------
Balance at September 30                                   (4.8)    (14.4)
- ----------------------------------------------------  --------  --------
TOTAL STOCKHOLDERS' EQUITY AT SEPTEMBER 30            $1,260.9  $1,115.7
- ----------------------------------------------------  --------  --------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                    NORTHERN TRUST CORPORATION

                                                                                                NINE MONTHS
                                                                                             ENDED SEPTEMBER 30
                                                                                      -------------------------------
(In Millions)                                                                            1994                 1993
- ----------------------------------------------------------------------------------    ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                            $   142.1            $   124.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Provision for Credit Losses                                                               5.0                 17.0
  Depreciation and Amortization                                                            16.1                 29.3
  Decrease (Increase) in Interest Receivable                                               14.8                (17.1)
  Increase (Decrease) in Interest Payable                                                   5.8                 (2.7)
  Amortization and Accretion of Securities and Unearned Income                              8.4                 63.7
  Gain on Sale of Foreign Investment                                                      (34.5)                   -
  Net (Increase) Decrease in Trading Account Securities                                    17.1                (28.8)
  Other Noncash, net                                                                       89.2                 21.1
- ----------------------------------------------------------------------------------    ----------           ----------
  Net Cash Provided by Operating Activities                                               264.0                207.1
- ----------------------------------------------------------------------------------    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Securities - Held to Maturity                                             (344.3)              (275.3)
  Proceeds from Maturity and Redemption of Securities - Held to Maturity                  374.5                281.2
  Purchases of Securities - Available for Sale                                         (6,839.5)            (3,008.6)
  Proceeds from Sale of Securities - Available for Sale                                   298.3                126.8
  Proceeds from Maturity and Redemption of Securities - Available for Sale              5,011.2              2,010.4
  Net Decrease (Increase) in Federal Funds Sold and Securities Purchased                  384.7               (250.5)
   under Agreements to Resell
  Net Increase in Time Deposits with Banks                                                (30.6)              (377.5)
  Net (Increase) Decrease in Other Money Market Assets                                    (35.5)                 4.8
  Net Increase in Loans and Leases                                                       (837.2)            (1,007.0)
  Purchases of Buildings and Equipment                                                    (31.4)               (35.2)
  Proceeds from Sale of Buildings and Equipment                                            25.7                    -
  Sale of Foreign Investment                                                               58.1                    -
  Net Decrease in Trust Security Settlement Receivables                                    82.2                226.9
  Other, net                                                                               10.5                  4.6
- ----------------------------------------------------------------------------------    ----------           ----------
  Net Cash Used in Investing Activities                                                (1,873.3)            (2,299.4)
- ----------------------------------------------------------------------------------    ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Demand and Other Noninterest-Bearing Deposits                            91.7                395.3
  Net Decrease in Savings and Money Market Deposits                                      (244.8)              (160.8)
  Net Increase in Certificates of Deposit and Other Interest-Bearing Deposits           1,090.8                210.4
  Net Increase in Federal Funds Purchased and Short-Term Other Borrowings                 540.2              1,004.7
  Proceeds from Other Borrowed Funds                                                    3,113.6                917.2
  Repayments of Other Borrowed Funds                                                   (3,113.7)            (1,057.6)
  Net Increase (Decrease) in Commercial Paper                                              48.2                (13.9)
  Proceeds from Senior Medium-Term Notes and Notes Payable                                330.0                455.0
  Repayments of Senior Medium-Term Notes and Notes Payable                               (418.5)                (3.2)
  Redemption (Purchase) of Treasury Stock                                                   2.9                  (.9)
  Net Proceeds from Stock Options                                                            .4                  3.0
  Cash Dividends Paid on Common and Preferred Stock                                       (40.2)               (34.3)
  Other, net                                                                               (1.1)                 4.3
- ----------------------------------------------------------------------------------    ----------           ----------
  Net Cash Provided by Financing Activities                                             1,399.5              1,719.2
- ----------------------------------------------------------------------------------    ----------           ----------
  Decrease in Cash and Due from Banks                                                    (209.8)              (373.1)
  Cash and Due from Banks at Beginning of Year                                          1,519.7              1,071.8
- ----------------------------------------------------------------------------------    ----------           ----------
CASH AND DUE FROM BANKS AT SEPTEMBER 30                                               $ 1,309.9            $   698.7
- ----------------------------------------------------------------------------------    ----------           ----------


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of Affiliate for Stock, net                                             $     6.4            $       -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid on Deposits, Short-Term Borrowings and Notes Payable                  $   350.5            $   287.0
  Income Taxes Paid                                                                        34.5                 30.6
- ----------------------------------------------------------------------------------    ----------           ----------


NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The financial statements as of September 30, 1994 and 1993 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. For a description of significant accounting principles of the Corporation, see the Notes to Financial Statements in the 1993 Annual Report to Stockholders.


2. SECURITIES - The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Under SFAS No. 115, debt and equity securities not intended to be held to maturity and not held for trading are classified as "available for sale". Such securities are reported at fair value with both unrealized gains and losses credited or charged, net of tax effect, directly to stockholders' equity. As of September 30, 1994, stockholders' equity decreased by $12.8 million, net of tax, to recognize the depreciation on securities available for sale.

Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported in the consolidated statement of income as investment security gains and losses. Realized gross gains and losses related to securities available for sale totaled $.2 million and $.3 million, respectively, for the nine months ended September 30, 1994.

The following table summarizes the book and fair values of securities of the Corporation.

                                                         September 30, 1994       December 31, 1993      September 30, 1993
                                                        --------------------    --------------------    --------------------
                                                          Book        Fair        Book        Fair        Book        Fair
($ In Millions)                                           Value       Value       Value       Value       Value       Value
                                                        --------    --------    --------    --------    --------    --------
Held to Maturity
   U.S. Government                                      $  105.5    $  105.4    $2,343.7    $2,345.6    $2,520.5    $2,526.2
   Obligations of States and Political Subdivisions        455.1       481.4       493.5       546.9       502.1       559.9
   Federal Agency                                              -           -       833.1       831.8       689.5       687.0
   Other                                                    29.9        29.9       120.5       120.7       145.1       145.0
                                                        --------    --------    --------    --------    --------    --------
   Subtotal                                                590.5       616.7     3,790.8     3,845.0     3,857.2     3,918.1
                                                        --------    --------    --------    --------    --------    --------
Available for Sale*
   U.S. Government                                         861.3       861.3           -           -           -           -
   Federal Agency                                        3,611.8     3,611.8        77.7        78.2           -           -
   Other                                                   367.8       367.8       133.9       134.0       130.7       130.8
                                                        --------    --------    --------    --------    --------    --------
   Subtotal                                              4,840.9     4,840.9       211.6       212.2       130.7       130.8
                                                        --------    --------    --------    --------    --------    --------
Trading Account                                             60.0        60.0        36.3        36.3        30.4        30.4
                                                        --------    --------    --------    --------    --------    --------
Total Securities                                        $5,491.4    $5,517.6    $4,038.7    $4,093.5    $4,018.3    $4,079.3
                                                        --------    --------    --------    --------    --------    --------

*Prior to 1994, securities shown as available for sale were classified as held for sale and carried at the lower of cost or fair value.

The following table provides a breakdown of gross unrealized holding gains and losses by major security type.

                                                September 30, 1994
                                        ---------------------------------
                                                      Gross
                                                    Unrealized
                                          Book    -------------     Fair
($ In Millions)                          Value    Gains  Losses    Value
- -------------------------------------------------------------------------
Securities Held to Maturity
  U.S. Government                        $105.5   $   -    $ .1    $105.4
  Obligations of States and
    Political Subdivisions                455.1    27.8     1.5     481.4
  Other                                    29.9       -       -      29.9
- -------------------------------------------------------------------------
Total Securities Held to Maturity        $590.5   $27.8    $1.6    $616.7
- -------------------------------------------------------------------------

                                                September 30, 1994
                                        ---------------------------------
                                                      Gross
                                                    Unrealized     Book/
                                        Amortized -------------    Fair
($ In Millions)                            Cost   Gains  Losses    Value
- -------------------------------------------------------------------------
Securities Available for Sale
  U.S. Government                       $  876.0   $  -  $14.7   $  861.3
  Federal Agency                         3,614.0     .9    3.1    3,611.8
  Other                                    371.7     .9    4.8      367.8
- -------------------------------------------------------------------------
Total Securities Available for Sale     $4,861.7   $1.8  $22.6   $4,840.9
- -------------------------------------------------------------------------

3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits and for other purposes as required or permitted by law were $4.8 billion on September 30, 1994, $3.6 billion on December 31, 1993 and $4.3 billion on September 30, 1993.

4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $833.4 million on September 30, 1994, $827.4 million on December 31, 1993 and $756.4 million on September 30, 1993.

5. LOANS AND LEASES - Selected loan categories in the Corporation's loan portfolio are shown below:

                                September 30    December 31   September 30
                                ------------------------------------------
($ In Millions)                         1994           1993           1993
- --------------------------------------------------------------------------
Domestic
  Commercial                        $2,672.7       $2,421.1       $2,473.2
  Brokers                              356.8          249.4          413.8
  Commercial Real Estate               472.7          506.5          521.8
  Residential Real Estate            3,244.9        2,883.3        2,760.0
  Consumer                             622.5          617.5          524.6
  Other                                452.2          453.5          771.8
  Lease Financing                      148.1          138.4          138.4
- --------------------------------------------------------------------------
Total Domestic                       7,969.9        7,269.7        7,603.6
International                          482.7          353.3          316.3
- --------------------------------------------------------------------------
Total                               $8,452.6       $7,623.0       $7,919.9
- --------------------------------------------------------------------------

At September 30, 1994, other domestic and international loans include $402.6 million and $192.3 million, respectively, of overnight trust-related advances in connection with next day security settlements, compared with $375.6 million and $66.6 million, respectively, at December 31, 1993 and $742.2 million and $32.3 million, respectively, at September 30, 1993.

6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows:

                                                              Nine Months
                                                          Ended September 30
                                                        -----------------------
($ In Millions)                                          1994            1993
- -------------------------------------------------------------------------------
Balance at Beginning of Period                          $145.5          $145.5
  Losses Charged to Reserve                               (8.8)          (19.7)
  Recoveries Credited to Reserve                           3.2             2.7
- -------------------------------------------------------------------------------
Net Losses Charged to Reserve                             (5.6)          (17.0)
Provision for Credit Losses                                5.0            17.0
- -------------------------------------------------------------------------------
Balance at End of Period                                $144.9          $145.5
- -------------------------------------------------------------------------------

7. ACQUISITIONS - In December 1993, the Corporation entered into a definitive agreement to acquire Beach One Financial Services, Inc., parent company of The Beach Bank of Vero Beach (Florida). The acquisition agreement calls for Beach One shareholders to receive Northern Trust Corporation Common Stock aggregating $56.2 million. The agreement is subject to the approval of Beach One's shareholders and to various regulatory approvals and other legal requirements. The Corporation expects to account for this transaction as a pooling-of-interests. The Corporation and Beach One have extended until December 31, 1994 the date after which either party may terminate the agreement if the acquisition has not by then been completed. The Corporation has been informed that consideration of its application to acquire Beach One by the Federal Reserve Board has been deferred pending, among other matters, completion of the Community Reinvestment Act examination of The Northern Trust Company and consideration of certain information submitted by the Corporation in connection with that examination.

          Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER EARNINGS HIGHLIGHTS

Net income for the third quarter totaled a record $48.0 million, an increase of 12% from the $42.8 million reported in 1993. Net income per common share on a fully diluted basis increased 10% to $.83 from $.75 in 1993. This earnings performance produced an annualized return on average common equity of 17.0%
(ROE) versus 17.7% reported last year and a return on average assets (ROA) of 1.05%, unchanged from 1993. Record trust fees, a lower provision for credit losses as a result of strong asset quality, improved net interest income and the limited growth in noninterest expenses contributed to the third quarter's performance. Partially offsetting these positive factors were lower security commissions and trading income.


NONINTEREST INCOME

Noninterest income totaled $151.9 million for the quarter, accounting for 62% of total taxable equivalent revenue, a 9% improvement from the $139.2 million earned in 1993. Trust fees, which represent 76% of noninterest income and 47% of total taxable equivalent revenue, grew 13% or $13.1 million over last year to $115.8 million. Fees generated by Hazlehurst & Associates, acquired in the second quarter of 1994, accounted for $4.0 million of the increase. The balance of the increase was largely attributable to successful business development efforts. Global custody, investment management, and securities lending services contributed significantly to the growth in trust fees. Total trust assets under administration at quarter-end were $494.8 billion, up $32.2 billion from one year ago.

Trust fees from Corporate Financial Services (CFS) were up 21% to $59.9 million. Excluding Hazlehurst and Associates, fees grew 13% over last year with the growth concentrated within the global custody and securities lending products. Global custody fees totaled $13.4 million, up 44% from last year, as new and existing clients continue to increase the volume of cross-border investing. The initial, successful transition of global custody assets from Banque Scandinave en Suisse (BSS) to the London Branch also favorably impacted the growth in global custody fees. Domestic and international lending fees, up 52% over last year, reflect the increased earnings on cash collateral along with a 16% increase in the volume of securities loaned. In addition, the short-term nature of these cash collateral pools has allowed for favorable fund management during a period of rising interest rates. CFS trust assets under administration grew $31.1 billion over last year and now total $444.6 billion, of which $46.9 billion is managed by the Corporation.

Compared with 1993, trust fees from Personal Financial Services (PFS) increased 6% to $55.9 million with all geographic markets contributing to the increase. Fee growth was especially strong in the Corporation's Florida, Arizona, Texas and suburban Chicago markets which registered a combined 13% increase in fees. The Corporation's Wealth Management Group, which provides very wealthy families with highly sophisticated security custody and reporting, asset management and banking services on a nationwide basis, also experienced strong growth. PFS trust assets under administration grew $1.1 billion to $50.2 billion of which $30.8 billion is managed by Northern.

Security commissions and trading income totaled $3.7 million, compared with $4.4 million reported one year ago. The decline in income resulted from a lower level of client transaction activity in the fixed income markets during the quarter.

Other operating income amounted to $32.6 million, up 2%, from $32.1 million reported in 1993. Treasury management revenues, which include interest earned on compensating deposit balances, remained unchanged at $18.8 million. The fee portion of these revenues which is included in other operating income was down $.8 million to $11.4 million. Foreign exchange trading profits of $9.6 million were up sharply from the second quarter, essentially matching last year's very strong performance. Calls or sales of securities resulted in a modest loss of $.2 million for the quarter.


NET INTEREST INCOME

Net interest income for the third quarter totaled $85.7 million, 3% higher than the $83.2 million reported in 1993. Net interest income is defined as the total of interest income and amortized fees on earning assets less interest expense on deposits and borrowed funds. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable. Net interest income on a FTE basis for the third quarter of 1994 totaled $93.9 million, up $2.1 million or 2% from the $91.8 million reported in 1993. The advantage of a 13% increase in average earning assets was partially offset by a decline in the net interest margin to 2.33% from 2.56% last year.

Earning assets for the third quarter averaged $16.0 billion, up 13% from the $14.2 billion reported in 1993. The $1.8 billion growth in earning assets reflects a 13% or $1.0 billion increase in average loans, a $1.0 billion or 24% growth in average securities and a $165 million or 6% decrease in average money market assets.

Loan volume averaged $8.4 billion, an increase of $1.0 billion from 1993, reflecting a $774 million or 11% growth in domestic lending, supported by a large increase in the residential mortgage portfolio, up $521 million. In addition, domestic and international overnight advances related to processing certain trust client investments averaged $566 million, up $204 million from a year ago. Securities for the quarter averaged $5.1 billion versus $4.1 billion in 1993. Federal agency and marketable securities increased $2.4 billion from a year ago, while U.S. Government securities decreased $1.4 billion from the third quarter of 1993. Money market assets, primarily time deposits with banks, averaged $2.4 billion compared with $2.6 billion for the third quarter of 1993.

The $1.8 billion increase in earning assets was funded primarily by growth in interest-bearing deposits and net noninterest-related funds. Interest-bearing deposits increased a net of $1.2 billion, principally from global custody deposit activity in London, up $554 million, and $338 million in other foreign time deposits. Average net noninterest-related funds increased $555 million due to growth in trust-related deposit activity and stockholders' equity. Total average stockholders' equity, supported by continued strong earnings performance, increased $154 million or 14% from the third quarter average of 1993.

The interest rate spread on earning assets declined to 1.67% from 2.09% last year. The net interest margin also declined to 2.33% compared with 2.56% for the third quarter of 1993. The net interest margin decline in the quarter was due primarily to lower spreads on a higher volume of liquid short-term assets, primarily U.S. federal agency securities, coupled with a lower volume of residential mortgage refinancings. Interest rate spreads were negatively impacted by the rapid increase in short-term interest rates in the first half of 1994. Northern's balance sheet has a large proportion of highly liquid assets, while loans represent a relatively low 53% of average earning assets.


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for credit losses for the quarter totaled $1.0 million, a decrease from $5.0 million reported in 1993. The decrease in the provision reflects the reduction in the level of net loan charge-offs and continued low level of nonperforming loans. For a discussion of the provision and reserve for credit losses, refer to page 14.


NONINTEREST EXPENSES

Noninterest expenses totaled $166.2 million for the quarter, up $8.5 million or 5% over the $157.7 million reported in 1993. The limited increase was achieved despite the inclusion of $3.4 million of expenses from Hazlehurst & Associates, which was acquired during 1994. Other areas of expense increase included continued investment in technology and expansion of the personal trust and banking office network and global custody business, offset by lower costs from processing errors incurred in servicing and managing financial assets.

Salaries and employee benefits accounted for 59% of total noninterest expenses, versus 56% one year ago. Salary costs totaled $80.6 million, up $8.1 million or 11% from a year ago. Merit increases, the effect of the added staff related to the Hazlehurst acquisition during 1994 and higher overtime and temporary staff costs were the principal components of the increase. Staff on a full time equivalent basis, including 148 positions at Hazlehurst & Associates, increased by 2.2% from a year ago and averaged 6,500 versus 6,363 in 1993. Employee benefit costs for the quarter totaled $18.1 million, up 9% from $16.6 million in 1993. The majority of the increase in benefit costs was attributable to health care, retirement benefits and higher payroll taxes.

Net occupancy expenses totaled $14.4 million, up 6% or $.8 million from $13.6 million in 1993, reflecting higher building operating costs which include expenses associated with expansion in Florida, Texas and the added occupancy costs from Hazlehurst & Associates.

Equipment expense totaled $10.8 million up from $10.1 million in 1993, due primarily to the ongoing expansion of computer equipment, mainly to support trust business expansion.

Other operating expenses totaled $42.3 million, a decrease of $2.6 million from $44.9 million reported last year. Higher levels of technical and consulting services, computer software-related expenses, and transaction-based depository fees were offset by a $4.3 million decline in costs from processing errors, in addition to declines in other real estate owned carrying costs, legal services, and Federal Deposit Insurance Corporation premiums.


PROVISION FOR INCOME TAXES

The income tax provision for the quarter totaled $22.4 million compared with $16.9 million in 1993. The higher provision in 1994 resulted from growth in taxable earnings for federal and state income tax purposes. The growth in taxable earnings also raised the effective tax rate for the quarter to 32% from 28% in 1993.


NINE MONTHS EARNINGS HIGHLIGHTS

Net income totaled $142.1 million for the first nine months ended September 30, 1994 compared with $124.6 million last year, an increase of 14%. On a fully diluted basis, net income per common share was $2.47, up 13% from the $2.19 earned last year. The ROE for the first nine months was 17.6% versus 18.1% one year ago, while the ROA was 1.07% unchanged from 1993.

Noninterest income increased 16% to $479.3 million from $411.7 million one year ago. Excluding the gain of $28.5 million on the sale of the Corporation's 21% interest in BSS recorded in the second quarter of 1994, the year-to-year increase was $39.1 million or 9%. Noninterest income, net of the BSS gain, comprised 62% of total taxable equivalent revenue for the first nine months, reflecting the increasing importance of fee diversification in the Corporation's revenue sources. Including Hazlehurst & Associates, trust fees totaled $338.8 million up 13% from $300.1 million reported last year. Security commissions and trading income totaled $15.5 million, increasing 5% from the $14.7 million earned last year. Other operating income, including the BSS gain, totaled $125.1 million compared with the $95.2 million reported last year. The 1994 results for other operating income included foreign exchange trading profits of $25.8 million compared with $23.8 million one year ago and a gain of $.3 million recorded from the sales of mortgage loans compared with $4.6 million in 1993. Investment security transactions produced net losses of $.1 million versus net gains of $1.7 million last year.

Net interest income on a fully taxable equivalent basis amounted to $273.8 million, up 1% from $270.8 million last year. The provision for credit losses decreased to $5.0 million from $17.0 million last year. Net loan charge-offs likewise declined to $5.6 million from $17.0 million in 1993. Noninterest expenses totaled $515.6 million, up 11% from $466.6 million in 1993. Exclusive of nonrecurring charges for the first nine months and the added expenses from Hazlehurst & Associates acquisition, total noninterest expenses increased 6% from 1993 levels.


BALANCE SHEET

Total assets as of September 30, 1994 were $18.7 billion and averaged $17.7 billion for the first nine months, up 14% from last year's average of $15.6 billion. With increased lending activity, loans and leases totaled $8.5 billion at September 30, 1994 and averaged $8.2 billion for the first nine months, an increase of 14% from the average of $7.2 billion last year. Driven by continued strong earnings growth, common stockholders equity increased 15% and totaled $1.091 billion at September 30, 1994, versus $945.7 million at September 30, 1993. Total stockholders' equity increased commensurately and totaled $1.26 billion at September 30, 1994 compared with $1.12 billion at September 30, 1993. The Corporation's risk-based capital ratios remained strong at 9.1% for tier 1 and 12.6% for total capital at September 30, 1994. These ratios substantially exceeded the regulatory capital guidelines of 4% for tier 1 and 8% for total capital. The leverage ratio (tier 1 capital to third quarter average assets) of 6.2% at September 30, 1994, also exceeded the regulatory requirement of 3%.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and leases, restructured loans, and other real estate owned (OREO). Nonperforming assets at September 30, 1994 totaled $39.2 million compared with $37.0 million at December 31, 1993 and $48.5 million at September 30, 1993. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $ 34.3 million, or .43% of total domestic loans and leases at September 30, 1994. Included in this total are commercial real estate loans of $9.8 million. At December 31, 1993 and September 30, 1993, domestic nonaccrual loans totaled $26.0 million and $29.3 million, respectively.

The following table presents the outstanding amounts of nonaccrual loans and leases and OREO. OREO is presented net of the related reserve. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans and Leases

                        September 30  June 30  December 31  September 30
                        ------------  -------  -----------  ------------
($ In Millions)                 1994     1994         1993          1993
- ------------------------------------------------------------------------
Nonaccrual Loans
 Domestic                      $34.3    $34.5        $26.0         $29.3
 International                   1.3      1.3          1.3           1.3
- ------------------------------------------------------------------------
 Total Nonaccrual Loans         35.6     35.8         27.3          30.6
OREO, net                        3.6      3.8          9.7          17.9
- ------------------------------------------------------------------------
Total Nonperforming Assets     $39.2    $39.6        $37.0         $48.5
- ------------------------------------------------------------------------
Total 90 Day Past Due Loans
 (still accruing)              $23.9    $31.1        $22.8         $29.2
- ------------------------------------------------------------------------

PROVISION AND RESERVE FOR CREDIT LOSSES. The provision for credit losses is the charge against current earnings that is determined by management through a disciplined credit review process as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in the Corporation's loan and lease portfolios and other credit undertakings. While the largest portion of this reserve is intended to cover loan and lease losses, it is considered a general reserve that is available to cover all credit-related exposures.

The 1994 third quarter provision for credit losses was $1.0 million, compared with $5.0 million in 1993. Net charge-offs totaled $1.0 million in the third quarter of 1994 versus net charge-offs of $5.0 million last year. The reserve for credit losses was $144.9 million equal to 1.71% of outstanding loans at September 30, 1994. This compares with $145.5 million or 1.91% of outstanding loans at December 31, 1993 and $145.5 million or 1.84% of outstanding loans at September 30, 1993. The lower reserve to outstanding loans ratio at September 30, 1994 is primarily attributable to loan growth in low-risk residential lending.

The Corporation believes that the current expansion of the domestic economy is likely to continue into 1995, although not all segments of the economy will participate equally in the expansion. The Corporation continues to monitor closely several credits, but the overall quality of its loan portfolio remains sound and the reserve for credit losses is adequate to cover credit-related uncertainties as they exist today. Established credit review procedures ensure that close attention is given to commercial real estate-related loans and other commercial loans, as well as other credit exposures that might be adversely affected by significant increases in interest rates or an unexpected downturn in segments of the economies of the United States or other countries.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations:

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                              THIRD QUARTER
                            --------------------------------------------------
(Interest and rate on a               1994                      1993
taxable equivalent basis)   ------------------------  ------------------------
($ In Millions)             INTEREST    VOLUME  RATE  Interest    Volume  Rate
- --------------------------  -------- --------- -----  -------- --------- -----
AVERAGE EARNING ASSETS
Money Market Assets
 Federal Funds Sold and
  Repurchase Agreements      $  2.0  $   177.8  4.65%  $  1.6  $   192.8  3.21%
 Time Deposits with Banks      26.1    2,107.6  4.90     24.2    2,320.1  4.14
 Other                          1.7      139.6  4.88       .6       77.0  3.41
- --------------------------   ------  --------- -----   ------  --------- -----
Total Money Market Assets      29.8    2,425.0  4.88     26.4    2,589.9  4.05
- --------------------------   ------  --------- -----   ------  --------- -----
Securities
 U.S. Government               13.5    1,172.3  4.59     25.1    2,579.2  3.85
 Obligations of States and
  Political Subdivisions       12.6      454.9 11.04     14.4      501.0 11.51
 Federal Agency                36.8    3,054.8  4.79      7.4      771.7  3.84
 Other                          5.3      403.2  5.23      3.3      268.3  4.78
 Trading Account                1.2       55.5  8.01       .6       32.2  7.42
- --------------------------   ------  --------- -----   ------  --------- -----
Total Securities               69.4    5,140.7  5.37     50.8    4,152.4  4.86
- --------------------------   ------  --------- -----   ------  --------- -----
Loans and Leases              130.5    8,434.9  6.14    112.4    7,474.5  5.97
- --------------------------   ------  --------- -----   ------  --------- -----
Total Earning Assets         $229.7  $16,000.6  5.70%  $189.6  $14,216.8  5.29%
- --------------------------   ------  --------- -----   ------  --------- -----
AVERAGE SOURCE OF FUNDS
Deposits
 Savings and Money Market
  Deposits                   $ 22.1  $ 3,391.6  2.58%  $ 19.3  $ 3,396.6  2.26%
 Savings Certificates          14.4    1,232.0  4.66     12.4    1,153.9  4.25
 Other Time                     5.5      469.5  4.59      3.7      388.3  3.84
 Foreign Offices Time          38.2    3,576.9  4.24     22.8    2,561.5  3.54
- --------------------------   ------  --------- -----   ------  --------- -----
Total Deposits                 80.2    8,670.0  3.67     58.2    7,500.3  3.08
Federal Funds Purchased        13.3    1,163.7  4.54     13.8    1,792.9  3.05
Repurchase Agreements          19.8    1,779.5  4.41      4.8      629.4  3.00
Commercial Paper                1.7      153.5  4.59       .9      119.2  3.16
Other Borrowings                5.9      536.3  4.40      8.3    1,126.4  2.92
Senior Medium-Term Notes        9.5      801.6  4.69      5.4      650.7  3.31
Notes Payable                   5.4      273.6  7.91      6.4      330.1  7.66
- --------------------------   ------  --------- -----   ------  --------- -----
Total Interest-Related
 Funds                        135.8   13,378.2  4.03     97.8   12,149.0  3.20
- --------------------------   ------  --------- -----   ------  --------- -----
Interest Rate Spread             --         --  1.67%      --         --  2.09%
- --------------------------   ------  --------- -----   ------  --------- -----
Noninterest-Related Funds        --    2,622.4    --       --    2,067.8    --
- --------------------------   ------  --------- -----   ------  --------- -----
Total Source of Funds        $135.8  $16,000.6  3.37%  $ 97.8  $14,216.8  2.73%
- --------------------------   ------  --------- -----   ------  --------- -----
NET INTEREST INCOME/MARGIN   $ 93.9         --  2.33%  $ 91.8         --  2.56%
- --------------------------   ------  --------- -----   ------  --------- -----

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

                        THIRD QUARTER 1994/93   NINE MONTHS 1994/93
                        ---------------------  --------------------
                        CHANGE DUE TO          CHANGE DUE TO
                        -------------          -------------
($ In Millions)         VOLUME   RATE  TOTAL   VOLUME   RATE  TOTAL
- ----------------------  ------  -----  -----   ------ ------  -----
Earning Assets          $26.7   $13.4  $40.1   $76.7  $ (1.7) $75.0
Interest-Related Funds   14.8    23.2   38.0    43.6    28.4   72.0
- ----------------------  -----   -----  -----   -----  ------  -----
Net Interest Income     $11.9   $(9.8) $ 2.1   $33.1  $(30.1) $ 3.0
- ----------------------  -----   -----  -----   -----  ------  -----

Note: 1993 third quarter and nine months taxable equivalent interest income were adjusted by $.3 million and $.9 million, respectively, to reflect the effect of the change in the federal tax rate from 34% to 35%.

                             Northern Trust Corporation

                       NINE MONTHS
- -------------------------------------------------------
          1994                          1993
- -------------------------    --------------------------
INTEREST    VOLUME   RATE    Interest     Volume   Rate
- --------  --------  -----    --------  ---------   ----
  $  6.0  $   197.7   4.07%    $  4.6  $   188.1   3.27%
    74.7    2,154.4   4.63       66.0    1,951.4   4.52
     4.4      140.1   4.22        1.9       75.7   3.53
- --------  ---------  -----     ------  ---------  -----
    85.1    2,492.2   4.57       72.5    2,215.2   4.38
- --------  ---------  -----     ------  ---------  -----
    61.9    2,052.9   4.03       77.0    2,644.8   3.89
    39.9      469.4  11.32       43.8      503.1  11.61
    63.3    1,882.7   4.50       21.5      739.0   3.90
    14.2      372.3   5.08       10.7      289.8   4.92
     3.3       55.2   7.90        1.6       28.3   7.58
- --------  ---------  -----     ------  ---------  -----
   182.6    4,832.5   5.05      154.6    4,205.0   4.91
- --------  ---------  -----     ------  ---------  -----
   362.3    8,214.2   5.90      327.9    7,197.1   6.09
- --------  ---------  -----     ------  ---------  -----
  $630.0  $15,538.9   5.42%    $555.0  $13,617.3   5.45%
- --------  ---------  -----     ------  ---------  -----
  $ 61.8  $ 3,436.2   2.40%    $ 59.4  $ 3,432.4   2.31%
    38.2    1,162.4   4.40       38.8    1,190.8   4.35
    12.9      399.8   4.30       12.2      422.1   3.87
    92.4    3,105.3   3.98       67.2    2,327.7   3.86
- --------  ---------  -----     ------  ---------  -----
   205.3    8,103.7   3.39      177.6    7,373.0   3.22
    40.1    1,408.7   3.81       39.0    1,720.6   3.03
    39.5    1,349.8   3.91       13.6      603.7   3.01
     4.0      135.9   3.98        3.2      131.3   3.27
    25.8      980.6   3.52       20.5      964.2   2.85
    23.5      785.7   3.98       13.3      542.0   3.29
    18.0      308.8   7.81       17.0      287.1   7.90
- --------  ---------  -----     ------  ---------  -----
   356.2   13,073.2   3.64      284.2   11,621.9   3.27
- --------  ---------  -----     ------  ---------  -----
      --         --   1.78%        --         --   2.18%
- --------  ---------  -----     ------  ---------  -----
      --    2,465.7     --         --    1,995.4     --
- --------  ---------  -----     ------  ---------  -----
  $356.2  $15,538.9   3.06%    $284.2  $13,617.3   2.79%
- --------  ---------  -----     ------  ---------  -----
  $273.8         --   2.36%    $270.8         --   2.66%
- --------  ---------  -----     ------  ---------  -----

                          PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 10-K

       (a.)  Exhibits
             --------

             Exhibit (11)  Computation of Per Share Earnings

             Exhibit (27)  Financial Data Schedule


       (b.)  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed for the three months ended September 30, 1994.

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


                                       NORTHERN TRUST CORPORATION
                                       --------------------------
                                              (Registrant)



Date:  November 9, 1994                By:       PERRY R. PERO
                                          ---------------------------------
                                                 PERRY R. PERO
                                          Senior Executive Vice President
                                            and Chief Financial Officer



Date:  November 9, 1994                By:       HARRY W. SHORT
                                          ---------------------------------
                                                 HARRY W. SHORT
                                          Senior Vice President and Controller
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated herein by reference.


Exhibit Number                   Description
- --------------                   -----------

     (11)           Computation of Per Share Earnings

     (27)           Financial Data Schedule