Form 10-K405
NORTHERN TRUST CORP
filed 1995-03-14
CIK 73124

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        ----------------------------

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                        ----------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       COMMON STOCK, $1.66 2/3 PAR VALUE

                                   -------

                        PREFERRED STOCK PURCHASE RIGHTS

                                   -------

     DEPOSITARY SHARES, EACH REPRESENTING ONE-TWENTIETH OF A SHARE OF THE 6.25% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES E OF THE REGISTRANT

                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AT FEBRUARY 6, 1995, 54,194,369 SHARES OF COMMON STOCK, $1.66 2/3 PAR VALUE, WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE COMMON STOCK (BASED UPON THE LAST SALE PRICE OF THE COMMON STOCK AT FEBRUARY 6, 1995, AS REPORTED BY THE NASDAQ STOCK MARKET) HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,677,571,999. DETERMINATION OF STOCK OWNERSHIP BY NON-AFFILIATES WAS MADE SOLELY FOR THE PURPOSE OF RESPONDING TO THIS REQUIREMENT AND THE REGISTRANT IS NOT BOUND BY THIS DETERMINATION FOR ANY OTHER PURPOSE.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
     ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 -
     PART I AND PART II
     1995 NOTICE AND PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 18, 1995 - PART III

================================================================================

================================================================================















                     [THIS PAGE INTENTIONALLY LEFT BLANK]















================================================================================

================================================================================


                          NORTHERN TRUST CORPORATION

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                                    INDEX

                                                                                                    Page
PART I
Item 1   Business...................................................................................4

         Supplemental Item-Executive Officers of the Registrant....................................22

Item 2   Properties................................................................................23

Item 3   Legal Proceedings.........................................................................23

Item 4   Submission of Matters to a Vote of Security Holders.......................................23


PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.....................24

Item 6   Selected Financial Data...................................................................24

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.....24

Item 8   Financial Statements and Supplementary Data...............................................24

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......24


PART III
Item 10  Directors and Executive Officers of the Registrant........................................25

Item 11  Executive Compensation....................................................................25

Item 12  Security Ownership of Certain Beneficial Owners and Management............................25

Item 13  Certain Relationships and Related Transactions............................................25


PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................26

SIGNATURES.........................................................................................27

EXHIBIT INDEX......................................................................................28


================================================================================

================================================================================

                                    PART I

ITEM 1-BUSINESS

                          NORTHERN TRUST CORPORATION

  Northern Trust Corporation (Corporation) is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Corporation was organized in Delaware in 1971 and on December 1 of that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation located in the Chicago financial district. The Corporation also owns three other banks in the Chicago metropolitan area, a bank in each of Florida, Arizona, California and Texas, and various other nonbank subsidiaries, including a securities brokerage firm and a futures commission merchant. The Corporation expects that although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

  At December 31, 1994, Northern Trust had consolidated total assets of approximately $18.6 billion and stockholders' equity of $1.3 billion. At
June 30, 1994 Northern Trust was the third largest bank holding company headquartered in Illinois and the 37th largest in the United States, based on consolidated total assets of approximately $18.4 billion on that date.

                          THE NORTHERN TRUST COMPANY

  The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its one hundred and sixth year, the Bank's growth has come from internal sources rather than through merger or acquisition. At December 31, 1994, the Bank had consolidated assets of approximately $14.7 billion. At June 30, 1994, the Bank was the third largest bank in Illinois and the 38th largest in the United States, based on consolidated total assets of approximately $14.9 billion on that date.

  The Bank currently has six active wholly owned subsidiaries: The Northern Trust International Banking Corporation, NorLease, Inc., MFC Company, Inc., Nortrust Nominees Ltd., The Northern Trust Company U.K. Pension Plan Limited and The Northern Trust Company, Canada. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. NorLease, Inc. was established by the Bank to enable it to broaden its leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited was established in connection with the pension plan for the Bank's London branch. The Northern Trust Company, Canada was established to offer institutional trust products and services to Canadian entities.

  In early 1995, Northern Global Financial Services Ltd. was incorporated in Hong Kong and, upon receipt of regulatory approval will enhance securities lending and relationship servicing capabilities for large asset custody clients in Asia and the Pacific Rim.

                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

  The Corporation has three banking subsidiaries in the Chicago metropolitan area: Northern Trust Bank/O'Hare N.A., Northern Trust Bank/DuPage, and Northern Trust Bank/Lake Forest N.A. At December 31, 1994, these three Illinois banking subsidiaries had nine office locations with combined total assets of approximately $1.5 billion. The Corporation expects to seek regulatory approval to merge these three Illinois banking subsidiaries into the Bank during 1995. The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., is headquartered in Miami and at December 31, 1994, had sixteen offices located throughout Florida, with total assets of approximately $1.4 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31,1994 had total assets of approximately $270 million and serviced clients from five office locations. The Corporation has a Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas. It had four office locations and total assets of approximately $190 million at December 31, 1994. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31,1994, it had six office locations and total assets of approximately $250 million.

  The Corporation has several nonbank subsidiaries. Among them are Northern Trust Securities, Inc. which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Futures Corporation is a futures commission merchant. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. Berry, Hartell, Evers & Osborne, Inc. is an investment management firm in San Francisco. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by

================================================================================

================================================================================
trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the U.S. Hazlehurst & Associates, Inc. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Services, Inc. provides management consulting services to nonaffiliated financial institutions.

                      CORPORATION'S INTERNAL ORGANIZATION

  Northern Trust's business is organized broadly into two principal business units: Corporate and Institutional Services, and Personal Financial Services, both of which report to President and Chief Operating Officer William A. Osborn. In addition, the Worldwide Operations Unit encompasses all trust and banking operations and systems activities, and the Risk Management Unit focuses on financial and risk management. The following is a brief summary of each unit's business activities.

CORPORATE AND INSTITUTIONAL SERVICES (CIS)

  During late 1994, client corporate and institutional markets were brought together by merging Corporate Financial Services, Commercial Banking and Treasury Management Services into a single business unit. The commercial banking and corporate trust relationship teams were brought together under Sheila A. Penrose, Executive Vice President of the Corporation and the Bank. This realignment focuses Northern Trust's knowledge of the client's needs and provides more seamless service across product lines, thereby increasing client satisfaction opportunities, and strengthens relationships.

  Trust activities encompass custody related services for securities in the United States and foreign markets, as well as securities lending, asset management, and related cash management services. Master Trust and Master Custody are the principal products. Custody of securities traded in markets foreign to the client, has been provided primarily through the Bank's London Branch. Related foreign exchange services are also conducted at the London Branch as well as in Chicago.

  As measured by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services in various market segments. At December 31,1994, total assets under administration were $447.2 billion. The major market segments served are corporate pension, profit sharing and savings plans; state and municipal retirement funds; taxable asset portfolios (foundations, endowments and insurance companies); international asset portfolios (international assets of domestic and foreign institutions); and a correspondent trust market segment which provides custody, systems and investment services to smaller bank trust departments. The Northern Trust Company of New York, The Northern Trust Company, Canada, NorLease, Inc., The Northern Trust International Banking Corporation and Hazlehurst & Associates, Inc. are also included in CIS.

  A full range of commercial banking services through the Bank which places special emphasis on developing institutional relationships in three target markets: middle market companies in the Chicago and Midwest area, large domestic corporations, and financial institutions (both domestic and international). Credit services are administered in three groups: a Large Corporations Group, a Mid-sized Corporations Group, and a Financial Institutions Group.

  Treasury Management Services serves the treasury needs of major corporations and financial institutions by providing products and services to accelerate cash collections, control disbursement outflows, and generate information to manage their cash positions. Treasury management products and services, including lockbox collection, controlled disbursement products and electronic banking, are developed and marketed in this group.

PERSONAL FINANCIAL SERVICES (PFS)

  Services to individuals is another major dimension of the trust business. Barry G. Hastings, Vice Chairman of the Corporation and the Bank, is head of Personal Financial Services (PFS) which encompasses personal trust, investment management services, estate administration, personal banking and mortgage lending. A key element of the personal trust strategy combines private banking and trust services to targeted high net worth individuals in rapidly growing areas of wealth concentration. These services are delivered through the Bank and a network of banking subsidiaries located in Florida, Arizona, California, Texas and suburban Chicago. PFS is one of the largest bank managers of personal trust assets in the United States, with total assets under administration of $51.4 billion at December 31, 1994.

  Northern Trust Securities, Inc. and Berry, Hartell, Evers & Osborne, Inc. are also part of PFS.

  In December 1993, Northern Trust Corporation entered into a definitive agreement to acquire Beach One Financial Services, Inc., parent company of The Beach Bank of Vero Beach (Florida). Beach One's assets totaled $198.6 million at December 31, 1994 and net income totaled $2.9 million in 1994. The acquisition agreement calls for Beach One shareholders to receive Northern Trust Corporation Common Stock aggregating $56.2 million with the exchange ratio set on the basis of the average last-sale prices for Northern Common Stock on the NASDAQ National Market System over a 20-day trading period ending just prior to closing. The maximum number of shares Northern is required to issue without further approval of

================================================================================

================================================================================
directors is 1,701,515, equivalent to a formula price of $33 per share. The minimum number of shares Beach One holders are required to accept is 1,169,791, equivalent to a formula price of $48 per share. The acquisition was approved by Beach One shareholders on February 23, 1995 and by the Federal Reserve Bank on March 1, 1995, and, is expected to close on March 31, 1995. This transaction is expected to be accounted for as a pooling-of-interests.

  In February, 1995, the Corporation entered into a definitive agreement to acquire Tanglewood Bancshares, Inc., parent company of Tanglewood Bank N.A. Houston for $33.0 million in cash. Tanglewood's assets totaled $229.9 million at December 31, 1994 and net income totaled $2.6 million in 1994. The agreement is subject to the approval of Tanglewood shareholders, to final due diligence and to various regulatory approvals and is expected to close in the second half of 1995.

WORLDWIDE OPERATIONS UNIT

  Supporting all of Northern Trust's business activities is the Worldwide Operations Unit. During the fourth quarter of 1994 Trust and Banking operations and system activities were merged to insure that both day-to-day and strategic linkage between the new operations unit and all the areas it supports are maintained and strengthened. This combined unit will leverage experience in quality and productivity improvements, develop a shared technology strategy, and draw on a large pool of talent to address product and delivery complexities.

  James J. Mitchell, Executive Vice President of the Corporation and the Bank, heads the Worldwide Operations Unit. This Unit focuses on supporting sales, relationship management and product management activities for Corporate and Institutional Services and Personal Financial Services.

RISK MANAGEMENT UNIT

  The Risk Management Unit, headed by Senior Executive Vice President and Chief Financial Officer Perry R. Pero, includes the Credit Policy function and the Bank's Treasury Department. The Credit Policy function is described fully on page 16 of this report. The Treasury Department is responsible for managing the Bank's wholesale funding and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

  The Risk Management Unit also includes the Corporate Controller, Corporate Treasurer, Investor Relations and Economic Research functions.

                              GOVERNMENT POLICIES

  The earnings of Northern Trust are affected by numerous external influences, principally general economic conditions, both domestic and international, and actions that the United States and foreign governments and their central banks take in managing their economies. These general conditions affect all of the Northern Trust's businesses, as well as the quality and volume of the loan and investment portfolios.

  An important regulator of domestic economic conditions is the Board of Governors of the Federal Reserve System, which has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by its open market operations in United States Government securities, the discount rate at which member banks may borrow from Federal Reserve Banks and changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of the Northern Trust's resources.

                                  COMPETITION

  Northern Trust's principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of only six major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected market niches and providing a high level of individualized service to its clients in such markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to maintain a strong management team with senior officers having broad experience and long tenure.

  Active competition exists in all principal areas in which the subsidiaries are presently engaged. CIS and PFS compete with domestic and foreign financial institutions, trust companies, financial companies, personal loan companies, mutual funds and investment advisers. Northern Trust is a leading provider of Master Trust and Master Custody services and has the leading market share in the Chicago area personal trust market.

================================================================================

================================================================================
  Commercial Banking and Treasury Management Services compete with domestic and foreign financial institutions, finance companies and leasing companies. Its products also face increased competition due to the general trend among corporations and other institutions to rely more upon direct access to the credit and capital markets (such as through the direct issuance of commercial paper) and less upon commercial banks and other traditional financial intermediaries.

  The chief local competitors of the Bank for trust and banking business are Bank of America Illinois N.A., The First National Bank of Chicago and its affiliate American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, and LaSalle National Bank. The chief national competitors of the Bank for Master Trust/Master Custody services are Mellon Bank Corporation, State Street Boston Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and Bank of New York Company, Inc.

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

  Beginning September 29, 1995 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institutions deposits. Effective as of September 29, 1994, the Interstate Act permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Commencing June 1, 1997, banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out. The Interstate Act permits as of September 29, 1995 any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state.

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) amended the Act to authorize the Federal Reserve Board to allow bank holding companies to acquire any savings association (whether healthy, failed or failing) and removed "tandem operations" restrictions, which previously prohibited savings associations from being operated in tandem with a bank holding company's other subsidiaries. As a result, bank holding companies now have expanded opportunities to acquire savings associations.

  Under FIRREA, an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the Federal Deposit Insurance Corporation (FDIC) in connection with the default of such commonly controlled institution, or for any assistance

================================================================================

================================================================================
provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Thus, any of the Corporation's banking subsidiaries could incur liability to the FDIC pursuant to this statutory provision in the event of a loss suffered by the FDIC in connection with any of the Corporation's other banking subsidiaries (whether due to a default or the provision of FDIC assistance). Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under FIRREA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to the provisions of FIRREA.

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

  The national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Comptroller of the Currency. Northern Trust Bank/DuPage, a state chartered institution that is not a member of the Federal Reserve System, is regulated by the FDIC and the Illinois Commissioner of Banks and Trust Companies.

  The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Futures Corporation is registered as a futures commission merchant with the Commodity Futures Trading Commission, is a member of the National Futures Association, the Chicago Board of Trade and the Board of Trade Clearing Corporation, and is a clearing member of the Chicago Mercantile Exchange. Northern Trust Securities, Inc. is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Berry, Hartell, Evers & Osborne, Inc. is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. Two families of mutual funds for which the Bank acts as investment adviser are also subject to regulation by the Securities and Exchange Commission under the Investment Company Act. Various other subsidiaries and branches conduct business in other states and foreign countries and, therefore, may be subject to their regulations and restrictions.

  The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities.

  Information regarding dividend restrictions on banking subsidiaries is incorporated herein by reference to Note 12 titled Restrictions on Subsidiary Dividends and Loans or Advances on page 59 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

  Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is an eight basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject to a rate of .23%, and banks classified as weakest by the FDIC are subject to a rate of .31%. The FDIC is prohibited from lowering the average assessment rate below .23% until the Bank Insurance Fund (Fund) has reached a reserve ratio of 1.25%. The FDIC currently estimates the Fund will achieve the designated reserve ratio in 1995 and has proposed significant reductions in assessment rates.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. In general, FDICIA subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA and the regulations adopted under it establish five capital categories as follows, with the category for any institution determined by the lowest of any of these ratios:

================================================================================

================================================================================
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

  An insured depository institution may be deemed to be in a capital category that is lower than is indicated by the capital position reflected on its balance sheet if it receives an unsatisfactory rating by its examiners with respect to its assets, management, earnings or liquidity. Although a bank's capital categorization thus depends upon factors in addition to the balance sheet ratios in the table above, the Corporation has set capital goals for each of its subsidiary banks that would allow each bank to meet the minimum ratios that are one of the conditions for it to be considered to be well capitalized. At December 31, 1994, the Bank and each of the other subsidiary banks met or exceeded these goals. The capital ratios are disclosed and discussed on page 44 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

  Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts.

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

                                     STAFF

  Northern Trust employed 6,608 full-time equivalent officers and staff members as of December 31, 1994, approximately 4,800 of whom were employed by the Bank.

================================================================================

================================================================================

                            STATISTICAL DISCLOSURES

  The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, are incorporated herein by reference.

                                                              1994
                                                     ANNUAL REPORT
SCHEDULE                                                   PAGE(S)
___________________________________________________  _____________
Foreign Outstandings..............................    ......... 37

Nonperforming Assets and 90 Day Past Due Loans....    ......... 37

Analysis of Reserve for Credit Losses.............    ......... 38

Average Balance Sheet.............................    ......... 72

Ratios............................................    ......... 72

Analysis of Net Interest Income...................    .... 74 & 75
___________________________________________________  _____________
  Additional statistical information on a consolidated basis is set forth below.

REMAINING MATURITY AND AVERAGE YIELD OF SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE
(Yield on a taxable equivalent basis giving effect of the federal and state tax rates)

                                                                            December 31, 1994
                                         ------------------------------------------------------------------------------------------
                                         One Year or Less    One to Five Years   Five to Ten Years    Over Ten Years
                                         ----------------    -----------------   -----------------    ---------------       Average
($ in Millions)                            Book     Yield      Book     Yield      Book      Yield      Book    Yield      Maturity
------------------------------------     --------   -----    --------   ------   --------    -----    --------  -----     ---------
Securities Held to Maturity
 U.S. Government                         $  137.2    5.79%    $   --       --%    $   --        --%    $   --      --%      3 mos.
 Obligations of States and
  Political Subdivisions                    103.7   12.87      155.4    11.79      137.1     10.93       78.3    9.56      64 mos.
 Other--Fixed                                 7.7    8.64        2.7     9.69         .2     10.52       16.6    6.05      79 mos.
      --Floating                               .2    8.00        2.0     8.00         .2      8.00         --      --      36 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------
Total Securities Held to Maturity        $  248.8    8.83%    $160.1    11.70%    $137.5     10.92%    $ 94.9    8.95%     52 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------
Securities Available for Sale
 U.S. Government                         $  459.1    4.89%    $342.2     5.08%    $   --        --%    $   --      --%     12 mos.
 Federal Agency                           2,861.7    6.30      304.6     6.21       83.0      6.14        2.2    6.14       6 mos.
 Other--Fixed                                54.7    4.99       67.5     5.28         --        --         --      --      15 mos.
      --Floating                             30.6    6.73       11.1     6.25        6.4      6.18      184.7    6.79     114 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------
Total Securities Available for Sale      $3,406.1    6.09%    $725.4     5.58%    $ 89.4      6.14%    $186.9    6.78%     13 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------

                                                                            December 31, 1993
                                         ------------------------------------------------------------------------------------------
                                         One Year or Less    One to Five Years   Five to Ten Years    Over Ten Years
                                         ----------------    -----------------   -----------------    ---------------       Average
($ in Millions)                            Book     Yield      Book     Yield      Book      Yield      Book    Yield      Maturity
------------------------------------     --------   -----    --------   ------   --------    -----    --------  -----     ---------
Securities Held to Maturity
 U.S. Government                         $1,934.4    3.61%    $364.7     4.37%    $ 44.6      5.60%    $   --      --%      8 mos.
 Obligations of States and
  Political Subdivisions                     42.9   12.03      204.9    12.44      144.3     11.21      101.4   10.19      68 mos.
 Federal Agency                             405.6    3.59      388.0     3.91       38.2      3.76        1.3    3.76      19 mos.
 Other--Fixed                                21.5    6.64       12.3     4.60         .2     10.40       16.6    6.05      50 mos.
      --Floating                             27.2    4.15       28.0     4.12        4.4      4.08       10.3    8.72      43 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------
Total Securities Held to Maturity        $2,431.6    3.78%    $997.9     5.84%    $231.7      8.76%    $129.6    9.48%     19 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------
Total Securities Available for Sale*     $   11.2    7.24%    $ 25.5     6.73%    $ 18.5      6.68%    $156.4    4.56%    111 mos.
------------------------------------     --------   -----     ------    -----     ------     -----     ------   -----     --------

================================================================================

*Prior to 1994, securities shown as Available for Sale were classified as Held for Sale and carried at the lower of cost or fair value.

================================================================================

================================================================================

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

                                                                                            December 31
                                                                     ---------------------------------------------------------
(In Millions)                                                             1994        1993        1992        1991        1990
---------------------------------------------------------------      ---------    --------    --------    --------    --------
Securities Held to Maturity
 U.S. Government                                                      $  137.2    $2,343.7    $1,522.8    $1,822.2    $  295.0
 Obligations of States and Political Subdivisions                        474.5       493.5       508.5       526.1       535.5
 Federal Agency                                                             --       833.1       559.2       293.1       563.5
 Other                                                                    29.6       120.5       189.0       473.3       800.4
---------------------------------------------------------------       --------    --------    --------    --------    --------
Total Securities Held to Maturity                                     $  641.3    $3,790.8    $2,779.5    $3,114.7    $2,194.4
---------------------------------------------------------------       --------    --------    --------    --------    --------
Securities Available for Sale
 U.S. Government                                                      $  801.3    $     --    $  227.6    $     --    $     --
 Federal Agency                                                        3,251.5        40.9        46.1          --          --
 Other                                                                   355.0       170.7       126.4          --          --
---------------------------------------------------------------       --------    --------    --------    --------    --------
Total Securities Available for Sale                                   $4.407.8    $  211.6    $  400.1    $     --    $     --
---------------------------------------------------------------       --------    --------    --------    --------    --------
Average Total Securities                                              $5,000.9    $4,232.0    $3,190.3    $2,499.8    $2,396.6
---------------------------------------------------------------       --------    --------    --------    --------    --------
Total Securities at Year-End                                          $5,053.1    $4,038.7    $3,181.2    $3,174.9    $2,229.6
---------------------------------------------------------------       --------    --------    --------    --------    --------
==============================================================================================================================

LOANS AND LEASES BY TYPE

                                                                                            December 31
                                                                     ---------------------------------------------------------
(In Millions)                                                             1994        1993        1992        1991        1990
---------------------------------------------------------------      ---------    --------    --------    --------    --------
Domestic
 Commercial                                                           $2,672.0    $2,421.1    $2,409.0    $2,719.4    $2,596.0
 Broker                                                                  274.6       249.4       336.3       336.0        83.2
 Residential Real Estate                                               3,299.1     2,883.3     2,372.8     1,793.6     1,472.1
 Commercial Real Estate                                                  494.1       506.5       511.2       515.0       608.0
 Consumer                                                                662.1       617.5       505.9       449.7       334.3
 Other                                                                   642.1       453.5       392.0        37.2        92.4
 Lease Financing                                                         159.9       138.4       135.2       120.7        97.4
---------------------------------------------------------------       --------    --------    --------    --------    --------
Total Domestic                                                         8,203.9     7,269.7     6,662.4     5,971.6     5,283.4
International                                                            386.7       353.3       273.5       308.1       252.9
---------------------------------------------------------------       --------    --------    --------    --------    --------
Total Loans and Leases                                                $8,590.6    $7,623.0    $6,935.9    $6,279.7    $5,536.3
---------------------------------------------------------------       --------    --------    --------    --------    --------
Average Loans and Leases                                              $8,316.1    $7,297.1    $6,452.9    $6,199.4    $5,847.7
---------------------------------------------------------------       --------    --------    --------    --------    --------
==============================================================================================================================

REMAINING MATURITY OF SELECTED LOANS AND LEASES

                                                                                       December 31, 1994
                                                                      ---------------------------------------------------
                                                                                     One Year         One to    Over Five
(In Millions)                                                            Total        or Less     Five Years        Years
---------------------------------------------------------------       --------      ---------     ----------    ---------
Domestic (Excluding Residential Real Estate and Consumer Loans)
 Commercial                                                           $2,672.0       $1,911.0         $614.5       $146.5
 Commercial Real Estate                                                  494.1          187.1          238.8         68.2
 Other                                                                   916.7          903.4           11.2          2.1
 Lease Financing                                                         159.9           27.7           78.2         54.0
---------------------------------------------------------------       --------       --------         ------       ------
Total Domestic                                                         4,242.7        3,029.2          942.7        270.8
International                                                            386.7          345.6           36.4          4.7
---------------------------------------------------------------       --------       --------         ------       ------
Total Selected Loans and Leases                                       $4,629.4       $3,374.8         $979.1       $275.5
---------------------------------------------------------------       --------       --------         ------       ------
Interest Rate Sensitivity of Loans and Leases
 Fixed Rate                                                           $3,451.5       $2,588.9         $647.0       $215.6
 Variable Rate                                                         1,177.9          785.9          332.1         59.9
---------------------------------------------------------------       --------       --------         ------       ------
Total                                                                 $4,629.4       $3,374.8         $979.1       $275.5
---------------------------------------------------------------       --------       --------         ------       ------
=========================================================================================================================

=========================================================================================================================

===============================================================================

AVERAGE DEPOSITS BY TYPE

(In Millions)                                          1994          1993          1992          1991          1990
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Domestic Offices
  Demand and Noninterest-Bearing
    Individuals, Partnerships and Corporations    $ 1,540.4     $ 1,487.5      $1,354.1      $1,191.8      $1,126.4
    Correspondent Banks                               192.2         201.1         199.6         182.9         188.6
    Other                                             859.9         866.3         322.3         261.1         282.2
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
    Total                                         $ 2,592.5     $ 2,554.9      $1,876.0      $1,635.8      $1,597.2
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
  Time
    Savings and Money Market Deposits             $ 3,385.7     $ 3,432.1      $3,372.2      $3,208.1      $2,975.9
    Savings Certificates less than $100,000           699.9         668.6         732.6         835.7         790.0
    Savings Certificates $100,000 and more            529.7         504.3         638.2         734.0         666.9
    Other Certificates                                412.8         404.7         493.9         533.1         520.8
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
    Total                                         $ 5,028.1     $ 5,009.7      $5,236.9      $5,310.9      $4,953.6
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Total Domestic Offices                            $ 7,620.6     $ 7,564.6      $7,112.9      $6,946.7      $6,550.8
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Foreign Offices
  Demand                                          $   361.7     $    65.3      $   56.2      $   41.8      $   81.8
  Time                                              3,284.8       2,436.4       1,815.6       1,100.6       1,105.6
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Total Foreign Offices                             $ 3,646.5     $ 2,501.7      $1,871.8      $1,142.4      $1,187.4
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Total Deposits                                    $11,267.1     $10,066.3      $8,984.7      $8,089.1      $7,738.2
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
====================================================================================================================

AVERAGE RATES PAID ON TIME DEPOSITS BY TYPE

                                                       1994          1993          1992          1991          1990
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Time Deposits
  Savings and Money Market Deposits                    2.52%         2.30%         2.94%         4.96%         6.54%
  Savings Certificates less than $100,000              4.77          4.61          5.46          6.47          7.76
  Savings Certificates $100,000 and more               4.45          3.91          4.68          6.85          8.05
  Other Certificates                                   4.50          3.88          5.15          7.19          8.18
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Total Domestic Offices                                 3.20          2.89          3.71          5.68          7.11
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Total Foreign Offices Time                             4.18          3.71          5.27          8.05          9.90
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
Total Time Deposits                                    3.58%         3.16%         4.11%         6.09%         7.62%
----------------------------------------------   ----------    ----------     ---------     ---------     ---------
====================================================================================================================

REMAINING MATURITY OF TIME DEPOSITS $100,000 AND MORE

                                              DECEMBER 31, 1994                           December 31, 1993
                                     ------------------------------------         -----------------------------------
                                        DOMESTIC OFFICES                            Domestic Offices
                                     -----------------------                      -----------------------
                                      CERTIFICATES     OTHER      FOREIGN          Certificates     Other     Foreign
(In Millions)                           OF DEPOSIT      TIME      OFFICES            of Deposit      Time     Offices
---------------------------------    -------------    ------     --------         -------------    ------   ---------
3 Months or Less                      $      515.2     $ 2.0     $3,806.1                $399.1     $ 1.0    $2,716.6
Over 3 through 6 Months                      162.4       1.5         40.7                 163.1       2.2        18.2
Over 6 through 12 Months                     137.9       4.0          7.7                  95.9       2.0         4.4
Over 12 Months                               172.8       7.6          3.6                 140.2       5.3          --
---------------------------------    -------------    ------     --------         -------------    ------   ---------
Total                                 $      988.3     $15.1     $3,858.1                $798.3     $10.5    $2,739.2
---------------------------------    =============    ======     ========         -------------    ------   ---------
======================================================================================================================

================================================================================

PURCHASED FUNDS

Federal Funds Purchased
(Overnight Borrowings)

($ in Millions)                                      1994       1993       1992
----------------------------------------------   --------   --------   --------
Balance on December 31                           $  972.0   $1,215.8   $2,034.2
Highest Month-End Balance                         1,595.9    2,311.5    2,034.2
Year--Average Balance                             1,350.7    1,692.5    1,540.2
    --Average Rate                                   4.11%      3.02%      3.47%
Average Rate at Year-End                             4.26       2.82       3.12
----------------------------------------------   --------   --------   --------

Securities Sold under Agreements to Repurchase

($ in Millions)                                      1994       1993       1992
----------------------------------------------   --------   --------   --------
Balance on December 31                           $2,216.9   $  602.2   $  282.3
Highest Month-End Balance                         2,777.1    1,571.2    1,052.2
Year--Average Balance                             1,444.3      664.4      542.9
    --Average Rate                                   4.28%      3.00%      3.65%
Average Rate at Year-End                             5.08       2.81       3.18
----------------------------------------------   --------   --------   --------

Other Borrowings
(Includes Treasury Tax and Loan Demand Notes and Term Federal Funds Purchased)

($ in Millions)                                      1994       1993       1992
----------------------------------------------   --------   --------   --------
Balance on December 31                           $  833.6   $2,001.2   $  672.8
Highest Month-End Balance                         2,982.2    2,620.7    1,782.8
Year--Average Balance                               864.5      868.9      526.6
    --Average Rate                                   3.75%      2.83%      3.45%
Average Rate at Year-End                             4.83       2.85       2.61
----------------------------------------------   --------   --------   --------

Total Purchased Funds

($ in Millions)                                      1994       1993       1992
----------------------------------------------   --------   --------   --------
Balance on December 31                           $4,022.5   $3,819.2   $2,989.3
Year--Average Balance                             3,659.5    3,225.8    2,609.7
    --Average Rate                                   4.09%      2.96%      3.50%
----------------------------------------------   --------   --------   --------
================================================================================


Commercial Paper

($ in Millions)                                      1994       1993       1992
----------------------------------------------   --------   --------   --------
Balance on December 31                             $123.8     $124.1     $127.0
Highest Month-End Balance                           172.3      167.6      163.1
Year--Average Balance                               138.1      131.5      132.9
    --Average Rate                                   4.31%      3.23%      3.88%
Average Rate at Year-End                             5.73       3.19       3.62
----------------------------------------------   --------   --------   --------
================================================================================

================================================================================

====================================================================================================================================

CHANGES IN NET INTEREST INCOME
                                                                          1994/93                          1993/92
                                                                    ------------------------------   ------------------------------
                                                                       Change Due To                    Change Due To
(Interest on a taxable equivalent basis)                            -------------------              -------------------
(In Millions)                                                         Volume       Rate      Total     Volume       Rate      Total
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Increase (Decrease) In Interest Income
Money Market Assets
  Federal Funds Sold and Repurchase Agreements                        $  3.0      $ 2.4     $  5.4     $ (2.2)   $  (1.1)    $ (3.3)
  Time Deposits with Banks                                               5.0        6.3       11.3       14.9      (24.0)      (9.1)
  Other                                                                  2.0         .6        2.6       (1.1)       (.9)      (2.0)
Securities
  U.S. Government                                                      (35.9)       7.2      (28.7)      34.6      (22.4)      12.2
  Obligations of States and Political Subdivisions                      (4.2)      (1.6)      (5.8)      (1.6)       1.0        (.6)
  Federal Agency                                                        76.3        8.2       84.5        9.7       (3.9)       5.8
  Other                                                                  4.8        1.2        6.0       (4.8)      (4.5)      (9.3)
Trading Account                                                          2.0         .1        2.1        1.0         .2        1.2
Loans and Leases                                                        61.7        2.5       64.2       51.2      (60.0)      (8.8)
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Total                                                                 $114.7      $26.9     $141.6     $101.7    $(115.6)    $(13.9)
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Increase (Decrease) In Interest Expense
Deposits
  Savings and Money Market Deposits                                   $ (1.2)    $  7.7     $  6.5      $ 1.4     $(21.7)    $(20.3)
  Savings Certificates                                                   2.6        3.8        6.4       (8.5)     (10.9)     (19.4)
  Other Time                                                              .4        2.5        2.9       (3.4)      (6.3)      (9.7)
  Foreign Offices Time                                                  35.5       11.3       46.8       23.0      (28.3)      (5.3)
Federal Funds Purchased                                                (14.0)      18.4        4.4        4.6       (7.0)      (2.4)
Repurchase Agreements                                                   33.4        8.5       41.9        3.7       (3.5)        .2
Commercial Paper                                                          .2        1.4        1.6        (.1)       (.8)       (.9)
Other Borrowings                                                         (.2)       8.0        7.8        9.7       (3.2)       6.5
Senior Medium-Term Notes                                                 9.9        5.5       15.4       15.5        (.1)      15.4
Notes Payable                                                            (.3)        --        (.3)       3.0        (.7)       2.3
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Total                                                                   66.3       67.1      133.4       48.9      (82.5)     (33.6)
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Increase (Decrease) In Net Interest Income                            $ 48.4     $(40.2)    $  8.2      $52.8     $(33.1)    $ 19.7
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Note: Changes not due only to volume changes or rate changes are included in the change due to volume column.
====================================================================================================================================


INTERNATIONAL OPERATIONS (BASED ON OBLIGOR'S DOMICILE)

        See also Note 21 titled International Operations on pages 66 and 67 of the Corporation's Annual Report to Stockholders
for the year ended December 31, 1994, which is incorporated herein by reference.


Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)                                                           1994       1993       1992       1991       1990       1989
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Total Assets                                                        $2,820.5   $2,328.8   $2,033.0   $1,709.2   $1,297.5   $1,007.4
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
  Time Deposits with Banks                                           2,063.1    1,956.7    1,618.6    1,323.4      889.1      582.1
  Other Money Market Assets                                               .4         .9       38.8        3.2        2.7        7.8
  Loans                                                                445.5      279.9      287.6      299.4      310.0      327.4
  Customers' Acceptance Liability                                        3.0        4.8        3.8       10.2       11.2       18.3
  Foreign Investments                                                   21.6       29.8       31.4       30.3       30.8       26.2
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
Total Liabilities                                                   $4,089.4   $2,715.0   $2,125.3   $1,278.2   $1,364.0   $1,133.9
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
  Deposits                                                           4,010.6    2,706.2    2,099.0    1,214.7    1,287.5    1,032.0
  Liability on Acceptances                                               3.0        4.8        3.8       10.3       11.2       18.3
-----------------------------------------------------------------   --------   --------   --------   --------   --------   --------
====================================================================================================================================


====================================================================================================================================

================================================================================


PERCENT OF INTERNATIONAL RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

                                   1994      1993      1992      1991      1990
-----------------------------  --------  --------  --------  --------  --------
Assets                               16%       15%       15%       14%       11%
-----------------------------  --------  --------  --------  --------  --------
Liabilities                          23        17        16        11        12
-----------------------------  --------  --------  --------  --------  --------
================================================================================


RESERVE FOR CREDIT LOSSES RELATING TO INTERNATIONAL OPERATIONS


(In Millions)                      1994      1993      1992      1991      1990
-----------------------------  --------  --------  --------  --------  --------
Balance at Beginning of Year      $ 6.7      $5.3     $ 6.9      $7.0    $ 21.3
Charge-Offs                          --       (.6)     (6.0)       --      (1.1)
Recoveries                           --        .1        .4        .1       2.2
Provision for Credit Losses        (2.1)      1.9       4.0       (.2)    (15.4)
-----------------------------  --------  --------  --------  --------  --------
Balance at End of Year            $ 4.6      $6.7     $ 5.3      $6.9    $  7.0
-----------------------------  --------  --------  --------  --------  --------

The Securities and Exchange Commission requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. In 1990 the remaining $13.1 million of the reserve designated for loans to less developed countries was transferred to the general unallocated portion of the reserve for credit losses. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.
================================================================================


DISTRIBUTION OF INTERNATIONAL LOANS AND DEPOSITS BY TYPE

                                                    December 31
                               ------------------------------------------------
Loans                              1994      1993      1992      1991      1990
-----------------------------  --------  --------  --------  --------  --------
Commercial                     $  233.8    $157.9    $122.3    $166.9    $146.0
Foreign Governments and
  Official Institutions            72.8      47.1      26.4      27.3      10.7
Banks                              77.0     145.9     121.9     113.8      95.9
Other                               3.1       2.4       2.9        .1        .3
-----------------------------  --------  --------  --------  --------  --------
Total                          $  386.7    $353.3    $273.5    $308.1    $252.9
-----------------------------  --------  --------  --------  --------  --------
                                                    December 31
                               ------------------------------------------------
Deposits                           1994                1993                1992
-----------------------------  --------            --------            --------
Commercial                     $2,817.2            $2,378.0            $1,195.1
Foreign Governments and
  Official Institutions           803.8               263.2               353.6
Banks                             485.2               410.8               367.8
Other Time                        182.4               200.4               159.2
Other Demand                        8.4                 6.6                80.3
-----------------------------  --------            --------            --------
Total                          $4,297.0            $3,259.0            $2,156.0
-----------------------------  --------            --------            --------
================================================================================

================================================================================

================================================================================

                            CREDIT RISK MANAGEMENT

Overview

        The Credit Policy function reports to the Chief Financial Officer. Credit Policy provides a system of checks and balances for Northern Trust's diverse credit-related activities by establishing and monitoring all credit-related policies and practices and ensuring their uniform application. These activities are designed to ensure that credit exposure is diversified on an industry and client basis, thus lessening the overall credit risk.

        Individual credit authority for commercial loans and within Personal Financial Services is limited to specified amounts and maturities. Credit decisions involving commitment exposure in excess of the specified individual limits are submitted to the appropriate Group Credit Approval Committee (Committee). Each Committee is chaired by the executive in charge of the area and has a Credit Policy officer as a voting participant. Each Committee's credit approval authority is specified, based on commitment levels, credit ratings and maturities. Credits involving commitment exposure in excess of these group credit limits require, dependent upon the internal credit rating, the approval of the Credit Policy Credit Approval Committee, the head of Credit Policy, or the business unit head.

        Credit Policy established the Counterparty Risk Management Committee in order to manage counterparty risk more effectively. This committee has sole credit authority for exposure to all foreign banks, certain domestic banks which Credit Policy deems to be counterparties and which do not have commercial credit relationships within the Corporation, and other organizations which Credit Policy deems to be counterparties.

        Under the auspices of Credit Policy, country exposure limits are reviewed and approved on a country-by-country basis.

        As part of the Corporation's ongoing credit granting process, internal credit ratings are assigned to each client and credit before credit is extended, based on creditworthiness. Credit Policy performs at least annually a review of selected significant credit exposures to identify at the earliest possible stages clients who might be facing financial difficulties. Internal credit ratings are also reviewed during this process. Above average risk loans, which will vary from time to time, receive special attention by both lending officers and Credit Policy. This approach allows management to take remedial action in an effort to deal with potential problems.

        An integral part of the Credit Policy function is a monthly formal review of all past due and potential problem loans to determine which credits, if any, need to be placed on nonaccrual status or charged off. The provision is reviewed quarterly to determine the amount necessary to maintain an adequate reserve for credit losses.

        Management of credit risk is reviewed by various bank regulatory agencies. Independent auditors also perform a review of credit-related procedures, the loan portfolio and other extensions of credit, and the reserve for credit losses as part of their audit of the consolidated financial statements.

Allocation of the Reserve for Credit Losses

        The reserve for credit losses is established and maintained on an overall basis and in practice is not specifically allocated to specific loans or segments of the portfolio. Thus, the reserve is available to absorb credit losses from all loans, leases and credit related exposures. Bank disclosure guidelines issued by the Securities and Exchange Commission request management to furnish a breakdown of the reserve for credit losses by loan category and provide the percentage of loans in each category to total loans.

        In prior years, the allocation of the reserve represented an estimate of the amount that was necessary to provide for potential losses related to specific nonperforming loans only. Beginning in 1994, the methodology was revised to allocate the reserve for credit losses associated with all loans, leases and commitments based on historical loss experience, internal credit ratings and specific amounts designated for certain above average risk loans. This allocation method should not be interpreted as an indication of expected losses within the next year or any specified time period.

================================================================================

================================================================================

        As required by the Securities and Exchange Commission, the following tables break down the reserve for credit losses at December 31, 1990 through 1994:


Reserve for Credit Losses


(In Millions)                              1994
---------------------------------------  ------
Allocated Reserve
  Commercial                             $ 86.0
  Residential Real Estate                   5.0
  Commercial Real Estate                   12.0
  Consumer                                  6.0
  International                             3.0
Unallocated Reserve                        32.8
---------------------------------------  ------
Total Reserve                            $144.8
---------------------------------------  ------
================================================================================


Reserve for Credit Losses


(In Millions)                              1993    1992    1991    1990
---------------------------------------- ------  ------  ------  ------
Allocated Reserve on Nonperforming Loans $   .2  $ 11.0  $  5.3  $  8.7
Unallocated Reserve                       145.3   134.5   140.4   139.3
---------------------------------------- ------  ------  ------  ------
Total Reserve                            $145.5  $145.5  $145.7  $148.0
---------------------------------------  ------  ------  ------  ------
================================================================================

        Loan and lease categories as a percent of total loans and leases as of December 31, 1990 through 1994, are presented below.


Loan and Lease Category to Total Loans and Leases

                                           1994    1993    1992    1991    1990
---------------------------------------  ------  ------  ------  ------  ------
Loan and Lease Category
  Commercial                                 32%     33%     37%     45%     49%
  Residential Real Estate                    38      38      34      29      27
  Commercial Real Estate                      6       7       7       8      11
  Consumer                                    8       8       7       7       6
  Other                                      11       9      11       6       3
  International                               5       5       4       5       4
---------------------------------------  ------  ------  ------  ------  ------
  Total                                     100%    100%    100%    100%    100%
---------------------------------------  ------  ------  ------  ------  ------
================================================================================

================================================================================

================================================================================

        The information presented in the "Credit Risk Management" section should be read in conjunction with the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1994:


                                                                            1994
                                                                   Annual Report
Notes to Consolidated Financial Statements                               Page(s)
----------------------------------------------------------------   -------------
 1. Accounting Policies
    D. Interest Risk Management Instruments.....................   ...........50
    E. Loans and Leases.........................................   ......50 & 51
    F. Reserve for Credit Losses................................   ...........51
    I. Other Real Estate Owned..................................   ...........51
 4. Loans and Leases............................................   ...........54
 5. Reserve for Credit Losses...................................   ...........55
15. Contingent Liabilities......................................   ...........61
17. Off-Balance Sheet Financial Instruments.....................   ........63-66
----------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations
----------------------------------------------------------------
Asset Quality and Credit Risk...................................   ........34-39
----------------------------------------------------------------   -------------

        In addition, the following schedules on page 15 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

        Reserve for Credit Losses Relating to International Operations

        Distribution of International Loans and Deposits by Type


================================================================================

================================================================================

                      INTEREST RATE SENSITIVITY ANALYSIS


        For the discussion of interest rate sensitivity, see the section entitled "Asset and Liability Management" on page 41 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Stockholders, which is incorporated herein by reference.

================================================================================

================================================================================

        The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, and incorporated herein by reference on page 24 of this report.


The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                                December 31
                                                          ---------------------
(In Millions)                                                  1994        1993
-------------------------------------------------------   ---------   ---------
Assets
Cash and Due from Banks                                   $ 1,013.8   $ 1,386.6
Money Market Assets
  Federal Funds Sold and Securities Purchased under
    Agreements to Resell                                      783.6       551.3
  Time Deposits with Banks                                  1,864.4     2,090.2
  Other                                                        45.8        70.7
-------------------------------------------------------   ---------   ---------
  Total                                                     2,693.8     2,712.2
-------------------------------------------------------   ---------   ---------
Securities (Fair Value $4,161.9 in 1994 and
  $3,285.7 in 1993)                                         4,149.2     3,247.6
Loans and Leases                                            6,030.5     5,408.3
-------------------------------------------------------   ---------   ---------
Reserve for Credit Losses                                    (113.7)     (114.9)
Buildings and Equipment                                       200.7       220.0
Customers' Acceptance Liability                                53.5        53.1
Trust Security Settlement Receivables                         305.7       293.1
Other Assets                                                  402.0       332.1
-------------------------------------------------------   ---------   ---------
Total Assets                                              $14,735.5   $13,538.1
-------------------------------------------------------   ---------   ---------
Liabilities
Deposits
Demand and Other Noninterest-Bearing                      $ 2,183.8   $ 2,039.0
Savings and Money Market Deposits                           1,807.3     1,874.6
Savings Certificates                                          624.1       521.8
Other Time                                                    151.3       159.0
Foreign Offices --Demand                                      225.4       297.2
                --Time                                      3,856.4     2,877.8
-------------------------------------------------------   ---------   ---------
Total Deposits                                              8,848.3     7,769.4
Federal Funds Purchased                                     1,046.0     1,300.0
Securities Sold under Agreements to Repurchase              2,075.2       482.7
Other Borrowings                                              893.3     2,021.2
Senior Medium-Term Notes                                      545.0       815.0
Notes Payable                                                 209.6       210.0
Liability on Acceptances                                       53.5        53.1
Other Liabilities                                             273.9       162.9
-------------------------------------------------------   ---------   ---------
  Total Liabilities                                        13,944.8    12,814.3
-------------------------------------------------------   ---------   ---------
Stockholder's Equity
Capital Stock--Par Value $60                                  198.0       198.0
Surplus                                                       198.0       198.0
Undivided Profits                                             408.5       327.2
Net Unrealized Loss on Securities                             (13.8)         --
Translation Adjustment                                           --          .6
-------------------------------------------------------   ---------   ---------
  Total Stockholder's Equity                                  790.7       723.8
-------------------------------------------------------   ---------   ---------
Total Liabilities and Stockholder's Equity                $14,735.5   $13,538.1
-------------------------------------------------------   ---------   ---------

================================================================================

THE NORTHERN TRUST COMPANY
CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                                           FOR THE YEAR ENDED
                                                                                               DECEMBER 31
                                                                                      ------------------------------
(In Millions)                                                                           1994        1993        1992
------------------------------------------------------------------------------        ------      ------      ------
Interest Income
  Money Market Assets
    Federal Funds Sold and Securities Purchased under Agreements to Resell            $ 11.4      $  5.6      $  8.7
    Time Deposits with Banks                                                            97.8        86.4        95.4
    Other                                                                                6.8         2.9         4.5
------------------------------------------------------------------------------        ------      ------      ------
  Total                                                                                116.0        94.9       108.6
------------------------------------------------------------------------------        ------      ------      ------
  Securities                                                                           197.1       140.0       123.8
  Loans and Leases                                                                     328.4       285.0       301.2
------------------------------------------------------------------------------        ------      ------      ------
Total Interest Income                                                                  641.5       519.9       533.6
------------------------------------------------------------------------------        ------      ------      ------
Interest Expense
  Deposits--Savings and Money Market Deposits                                           49.8        44.4        58.9
          --Savings Certificates                                                        24.4        23.2        34.1
          --Other Time                                                                  11.2         7.7        14.4
          --Foreign Offices                                                            140.1        92.4        97.2
  Federal Funds Purchased                                                               57.4        53.1        55.8
  Securities Sold under Agreements to Repurchase                                        57.2        16.6        15.1
  Other Borrowings                                                                      33.9        27.2        28.1
  Senior Medium-Term Notes                                                              33.6        18.3         2.8
  Notes Payable                                                                         15.6        17.9        12.7
------------------------------------------------------------------------------        ------      ------      ------
Total Interest Expense                                                                 423.2       300.8       319.1
------------------------------------------------------------------------------        ------      ------      ------
Net Interest Income                                                                    218.3       219.1       214.5
Provision for Credit Losses                                                              4.9        17.4        20.8
------------------------------------------------------------------------------        ------      ------      ------
Net Interest Income after Provision for Credit Losses                                  213.4       201.7       193.7
------------------------------------------------------------------------------        ------      ------      ------
Noninterest Income
  Trust Fees                                                                           326.7       297.9       273.3
  Security Commissions and Trading Income                                                (.4)        (.5)         .8
  Other Operating Income                                                               143.7       113.2       109.7
  Investment Security Gains (Losses)                                                     (.1)        1.7         3.4
------------------------------------------------------------------------------        ------      ------      ------
Total Noninterest Income                                                               469.9       412.3       387.2
------------------------------------------------------------------------------        ------      ------      ------
Income before Noninterest Expenses                                                     683.3       614.0       580.9
------------------------------------------------------------------------------        ------      ------      ------
Noninterest Expenses
  Salaries                                                                             229.1       216.6       198.2
  Pension and Other Employee Benefits                                                   55.7        51.5        45.0
  Occupancy Expense                                                                     39.2        38.8        37.8
  Equipment Expense                                                                     48.6        33.9        29.6
  Other Operating Expenses                                                             124.1       105.7       116.4
------------------------------------------------------------------------------        ------      ------      ------
Total Noninterest Expenses                                                             496.7       446.5       427.0
------------------------------------------------------------------------------        ------      ------      ------
Income before Income Taxes                                                             186.6       167.5       153.9
Provision for Income Taxes (Includes related investment security
  transactions tax provision of none in 1994, $.7 in 1993 and $1.3 in 1992)             56.5        46.4        42.4
------------------------------------------------------------------------------        ------      ------      ------
NET INCOME                                                                            $130.1      $121.1      $111.5
------------------------------------------------------------------------------        ------      ------      ------
Dividends Paid to the Corporation                                                       48.0        44.0        40.0
------------------------------------------------------------------------------        ------      ------      ------

SUPPLEMENTAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

DAVID W. FOX

Mr. Fox was elected Chairman of the Board of the Corporation and the Bank in April 1990, and Chief Executive Officer of the Corporation and the Bank on December 1989. He held the title of President of the Corporation and the Bank from 1987 through 1993. Mr. Fox, 63, joined the Bank in 1955.

WILLIAM A. OSBORN

Mr. Osborn was elected President and Chief Operating Officer of the Corporation and the Bank effective January 1994. He was a Senior Executive Vice President of the Corporation and the Bank from 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1989. Mr. Osborn, 47, began his career with the Bank in 1970.

BARRY G. HASTINGS

Mr. Hastings was elected Vice Chairman of the Corporation and the Bank effective January 1994, and is currently head of Personal Financial Services. He was a Senior Executive Vice President of the Corporation and the Bank from 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1990. Mr. Hastings, 47, began his career with the Corporation in 1974.

J. DAVID BROCK

Mr. Brock became an Executive Vice President of the Corporation and the Bank in April 1990. Currently, he is responsible for Institutional Financial Services in the Corporate and Institutional Services Business Unit. From 1990 to 1994, he was head of Corporate Management Services and the Commercial Banking Services Group. Mr. Brock, 50, joined the Bank in 1966.

DAVID L. EDDY

Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 58, joined the Bank in 1960.

JOHN V. N. McCLURE

Mr. McClure was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently responsible for strategic expense management. Previously, he was responsible for Strategic Planning and Marketing. He served as head of the Private Banking Division of Personal Financial Services from 1989 to 1991. He had been a Senior Vice President of the Bank since 1986 and of the Corporation since 1991. Mr. McClure, 43, joined the Bank in 1973.

JAMES J. MITCHELL

Mr. Mitchell was appointed an Executive Vice President of the Bank in December 1987 and of the Corporation in October 1994, and is currently head of the Worldwide Operations Unit. Mr. Mitchell, 52, joined the Bank in 1964.

SHEILA A. PENROSE

Ms. Penrose is an Executive Vice President of the Corporation and the Bank, and Head of the Corporate and Institutional Services Business Unit. She became an Executive Vice President of the Corporation in November 1994 and of the Bank in November 1993, and prior to that time had been Senior Vice President of the Bank since 1986. Ms. Penrose, 49, began her career with the Bank in 1977.

PERRY R. PERO

Mr. Pero is Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He became a Senior Executive Vice President of the Corporation and the Bank in 1992 after serving as an Executive Vice President of the Corporation and the Bank since 1987. Mr. Pero, 55, joined the Bank in 1964.

PETER L. ROSSITER

Mr. Rossiter was appointed General Counsel of the Corporation and the Bank in April 1993. He joined the Corporation and the Bank in 1992 as an Executive Vice President and Associate General Counsel. Mr. Rossiter, 46, had been a partner in the law firm of Schiff Hardin & Waite from 1979 to 1992.

HARRY W. SHORT

Mr. Short was appointed Senior Vice President and Controller of the Corporation and the Bank in October 1994. He joined the Corporation and the Bank in January 1990 and served as Senior Vice President and General Auditor. Mr. Short, 46, had been a partner in the accounting firm of KPMG Peat Marwick from 1982 to 1990.

WILLIAM S. TRUKENBROD

Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently Chairman of the Credit Policy Committee. Previously, he served as head of the U.S. Corporate Group of Commercial Banking from 1987 to 1992. He had been a Senior Vice President of the Bank since 1980 and of the Corporation since 1992. Mr. Trukenbrod, 55, joined the Bank in 1962.

There is no family relationship between any of the above executive officers and directors.

The positions of Chairman of the Board and Chief Executive Officer, President and Vice Chairman are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. The other officers are appointed annually by the Board. Officers continue to hold office until their successors are duly elected or unless removed by the Board.

Mr. Fox has announced his intention to retire on October 3, 1995. The Board of Directors of the Corporation has approved a succession plan under which Mr. Osborn will become Chief Executive Officer on June 30, 1995, and Mr. Hastings will become Chief Operating Officer on that date. Mr. Fox will remain Chairman until his retirement, whereupon Mr. Osborn will become Chairman as well as Chief Executive Officer and Mr. Hastings will become President as well as Chief Operating Officer.

ITEM 2--PROPERTIES

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 316,000 square feet of space for staff divisions of the business units. The Bank also leases approximately 112,000 square feet of a building at 125 South Wacker Drive in Chicago for computer facilities, banking operations and personal banking services. Financial services are also provided by the Bank at five other Chicago area locations, two of which are owned and three of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is owned by a developer and leased by the Corporation. Space for the Bank's London branch, Edge Act subsidiary and The Northern Company, Canada are leased.

The Corporation's other subsidiaries operate from 45 locations, 10 of which are owned and 35 of which are leased. Detailed information regarding the addresses of all Northern Trust's locations can be found on pages 80 and 81 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, which is incorporated herein by reference.

The facilities which are owned or leased are suitable and adequate for business needs. For additional information relating to properties and lease commitments, refer to Note 6 titled Buildings and Equipment and Note 7 titled Lease Commitments on pages 55 and 56 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, which information is incorporated herein by reference.

ITEM 3--LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 15 titled Contingent Liabilities on page 61 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

In late November, 1993, the U.S. Department of Justice informed the Corporation that the Department is investigating the mortgage lending practices of the Bank and the Corporation's three other Illinois banking subsidiaries, as part of its responsibility to investigate possible discrimination on the basis of race or national origin under the Equal Credit Opportunity Act and the Fair Housing Act. The Corporation believes it has cooperated fully with the Department of Justice in the investigation, which is still pending.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

===============================================================================

                                   PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on pages 76 and 77 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

     Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 12 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 59 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 6--SELECTED FINANCIAL DATA

     The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page
26 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 45 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, are incorporated herein by reference.

                                                                                                                    1994
                                                                                                           ANNUAL REPORT
FOR NORTHERN TRUST CORPORATION AND SUBSIDIARIES:                                                                 PAGE(S)
--------------------------------------------------------------------------------------------------------   -------------
Consolidated Balance Sheet--December 31, 1994 and 1993..................................................   ...........46
Consolidated Statement of Income--Years Ended December 31, 1994, 1993 and 1992..........................   ...........47
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1994, 1993 and 1992.   ...........48
Consolidated Statement of Cash Flows--Years Ended December 31, 1994, 1993 and 1992......................   ...........49
--------------------------------------------------------------------------------------------------------   -------------
FOR NORTHERN TRUST CORPORATION (Corporation Only)
--------------------------------------------------------------------------------------------------------   -------------
Condensed Balance Sheet--December 31, 1994 and 1993.....................................................   ...........68
Condensed Statement of Income--Years Ended December 31, 1994, 1993 and 1992.............................   ...........68
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1994, 1993 and 1992.   ...........48
Condensed Statement of Cash Flows--Years Ended December 31, 1994, 1993 and 1992.........................   ...........69
--------------------------------------------------------------------------------------------------------   -------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................   ........50-69
--------------------------------------------------------------------------------------------------------   -------------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................................................   ...........70
--------------------------------------------------------------------------------------------------------   -------------

     The section titled "Quarterly Financial Data" on pages 76 and 77 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


===============================================================================

===============================================================================

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, relating to Directors and Nominees for election to the Board of Directors, is incorporated herein by reference to pages 2 through 5 of the Corporation's definitive 1995 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 1995. The information called for by
Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11--EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to pages 8 and 9 and pages 10 through 17 of the Corporation's definitive 1995 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 1995.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to pages 6 and 7 of the Corporation's definitive 1995 Notice and Proxy
Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 1995.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to page 9 of the Corporation's definitive 1995 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 1995.

===============================================================================

===============================================================================

                                   PART IV


ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A)(1) AND (2)--
NORTHERN TRUST CORPORATION AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES


     The following financial information is set forth in Item 1 for informational purposes only:

         Financial Information of The Northern Trust Company (Bank Only):

             Unaudited Consolidated Balance Sheet--December 31, 1994 and 1993.

             Unaudited Consolidated Statement of Income--Years Ended December 31, 1994, 1993 and 1992.

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1994:

         Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

             Consolidated Balance Sheet--December 31, 1994 and 1993.

             Consolidated Statement of Income--Years Ended December 31, 1994, 1993 and 1992.

             Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1994, 1993 and 1992.

             Consolidated Statement of Cash Flows--Years Ended December 31, 1994, 1993 and 1992.

     The following financial information is incorporated by reference into
Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1994:

         Financial Statements of Northern Trust Corporation (Corporation):

             Condensed Balance Sheet--December 31, 1994 and 1993.

             Condensed Statement of Income--Years Ended December 31, 1994, 1993 and 1992.

             Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1994, 1993 and 1992.

             Condensed Statement of Cash Flows--Years Ended December 31, 1994, 1993 and 1992.

     The Notes to Consolidated Financial Statements as of December 31, 1994, incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1994, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

     The Report of Independent Public Accountants incorporated by reference into
Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1994 pertains to the consolidated financial statements and Corporation only information listed above.

     Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

ITEM 14(A)3--EXHIBITS

     The exhibits listed on the Exhibit Index beginning on page 28 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

ITEM 14(B)--REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1994.

===============================================================================

===============================================================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 14, 1995                             Northern Trust Corporation
                                                         (Registrant)



                                       By:         David W. Fox
                                           ----------------------------------
                                                   David W. Fox
                                             Chairman of the Board and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                   Title
          ---------                   -----
       David W. Fox                   Chairman of the Board,
-----------------------------           Chief Executive Officer and Director
       David W. Fox


       Perry R. Pero                  Senior Executive Vice President
-----------------------------           and Chief Financial Officer
       Perry R. Pero


       Harry W. Short                 Senior Vice President and Controller
-----------------------------           (Chief Accounting Officer)
       Harry W. Short


     Worley H. Clark                  Director

     Dolores E. Cross                 Director

     Robert S. Hamada                 Director

     Barry G. Hastings                Director

     Arthur L. Kelly                  Director
                                                   By:    Peter L. Rossiter
     Robert D. Krebs                  Director         ------------------------
                                                          Peter L. Rossiter
     William G. Mitchell              Director            Attorney-in-Fact

     William A. Osborn                Director

     Harold B. Smith                  Director

     William D. Smithburg             Director

     Bide L. Thomas                   Director



                                                           Date: March 14, 1995

===============================================================================

==============================================================================
                                 EXHIBIT INDEX

        The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                           Exhibit Incorporated
                                                                                              By Reference to
                                                                                                 Exhibit of
                                                                                                Same Name in
Exhibit                                                                                        Prior Filing*
Number      Description                                                                      or Filed Herewith
--------    ----------------------------------------------------------------------------   --------------------

 (3)        Articles of Incorporation and By-laws

            (i)     Restated Certificate of Incorporation of Northern Trust Corporation
                    as amended to date. ................................................              (3)

            (ii)    By-laws of the Corporation. ........................................              (2)

 (4)        Instruments Defining the Rights of Security Holders

            (i)     Deposit Agreement, dated as of February 5, 1992 among Northern Trust
                    Corporation, Harris Trust & Savings Bank, As Depositary, and the
                    holders from time to time of the depositary receipts described
                    therein ............................................................              (1)

            (ii)    Form of The Northern Trust Company's Senior
                    Medium-Term Bank Note (Fixed Rate) .................................              (3)

            (iii)   Form of The Northern Trust Company's Senior
                    Medium-Term Bank Note (Floating Rate)...............................              (3)

            (iv)    Form of The Northern Trust Company's
                    Subordinated Medium-Term Bank Note (Fixed Rate).....................              (3)

            (v)     Form of The Northern Trust Company's
                    Subordinated Medium-Term Bank Note (Floating Rate)..................              (3)

(10)         Material Contracts

            (i)     Trust System Implementation Agreement between The Northern Trust
                    Company and Andersen Consulting dated as of September 30, 1991......              (1)

            (ii)    Northern Trust Corporation Amended Incentive Stock Plan,
                    as amended May 20, 1986**...........................................              (4)

            (iii)   Employment Agreement dated May 21, 1986, between Northern Trust
                    Corporation and David W. Fox**......................................              (4)

            (iv)    Form of Employment Security Agreement dated May 23, 1986,
                    between Northern Trust Corporation and each of 62 officers**........              (4)

                    (1)     Amendment dated December 19, 1986, to Form of
                            Employment Security Agreement**.............................              (5)

            (v)     Long-Term Performance Stock Plan of Northern Trust Corporation,
                    as amended April 19, 1988**.........................................              (6)

            (vi)    Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty
                    Management, Inc. (Tenant)...........................................              (6)

            (vii)   Restated Northern Trust Employee Stock Ownership Plan, dated January
                    26, 1989 as amended to date.........................................         Filed Herewith

            (viii)  Trust Agreement between The Northern Trust Company and Citizens and
                    Southern Trust Company (Georgia), N.A., (predecessor of NationsBank)
                    dated January 26, 1989..............................................              (7)

            (ix)    Form of Note Agreement dated January 26, 1989 between ESOP
                    Trust and each of the institutional lenders, with respect to the 8.23%
                    Notes of the ESOP Trust.............................................              (7)

            (x)     Guaranty Agreement of Registrant with respect to the 8.23% Notes
                    of the ESOP Trust, dated January 26, 1989...........................              (7)

===============================================================================

==============================================================================

                                                                                              Exhibit Incorporated
                                                                                                By Reference to
                                                                                                   Exhibit of
                                                                                                  Same Name in
Exhibit                                                                                          Prior Filing*
Number      Description                                                                        or Filed Herewith
--------    -----------------------------------------------------------------------------    ----------------------
            (xi)    Share Acquisition Agreement between Registrant and the ESOP Trust,
                    dated January 26, 1989..............................................              (7)

            (xii)   Trust Agreement, dated September 14, 1989, between The Northern
                    Trust Company and Harris Trust & Savings Bank regarding the
                    Supplemental Employee Stock Ownership Plan for Employees of
                    The Northern Trust Company, the Supplemental Thrift-Incentive
                    Plan for Employees of The Northern Trust Company and the
                    Supplemental Pension Plan for Employees of The Northern
                    Trust Company**.....................................................              (8)

            (xiii)  Supplemental Employee Stock Ownership Plan for Employees
                    of The Northern Trust Company**.....................................              (8)

            (xiv)   Supplemental Thrift-Incentive Plan for Employees of The Northern
                    Trust Company as amended and restated**.............................              (8)

            (xv)    Supplemental Pension Plan for Employees of The Northern Trust
                    Company as amended and restated**...................................              (8)

            (xvi)   Rights Agreement, dated as of October 17, 1989, between Northern
                    Trust Corporation and Harris Trust & Savings Bank...................              (9)

            (xvii)  Stock Ownership Program for Non-Employee Directors of the
                    Corporation, adopted January 15, 1991**.............................             (10)

                    (1) Amendment dated August 20, 1991, to Stock Ownership Program
                        for Non-Employee Directors of the Corporation**.................             (11)

            (xviii) Lease dated August 27, 1985 between American National Bank & Trust
                    Company of Chicago as Trustee under Trust Agreement dated April 5,
                    1990 and known as Trust No. 110513-07 (Landlord) and The Northern
                    Trust Company (Tenant), as amended..................................             (10)

            (xix)   Lease dated July 8, 1987 between American National Bank & Trust
                    Company of Chicago as Trustee under Trust Agreement dated July 12,
                    1984 and known as Trust No. 61523 (Landlord) and The Northern
                    Trust Company (Tenant), as amended..................................             (10)

            (xx)    1992 Incentive Stock Plan**.........................................             (12)

                    (1) Amendment dated February 21, 1995, to 1992 Incentive
                        Stock Plan**....................................................        Filed Herewith

            (xxi)   Amendments, dated December 21, 1993, to The Northern Trust Company
                    Employee Stock Ownership Plan, Supplemental Pension Plan for
                    Employees of The Northern Trust Company, and Supplemental
                    Thrift-Incentive Plan for Employees of the Northern Trust Company...             (14)

            (xxii)  Life Insurance Agreement dated January 5, 1995, between Northern
                    Trust Corporation and David W. Fox**................................        Filed Herewith

            (xxiii) Northern Trust Corporation Management Performance Plan**............        Filed Herewith

(11)        Computation of Per Share Earnings...........................................        Filed Herewith

(13)        1994 Annual Report to Stockholders..........................................        Filed Herewith

(21)        Subsidiaries of the Registrant..............................................        Filed Herewith

(23)        Consent of Independent Public Accountants...................................        Filed Herewith

(24)        Powers of Attorney..........................................................        Filed Herewith

(27)        Financial Data Schedule.....................................................        Filed Herewith

===============================================================================

==============================================================================

* Prior Filings (File No. 0-5965, except as noted)
  -----------------------------------------------

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

   (8)  Annual Report on Form 10-K for the year ended December 31, 1989

   (9)  Form 8-A dated October 30, 1989

  (10)  Annual Report on Form 10-K for the year ended December 31, 1990

  (11)  Annual Report on Form 10-K for the year ended December 31, 1991

  (12)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1992

  (13)  Form 8-K dated February 20, 1991

  (14)  Annual Report on Form 10-K for the year ended December 31, 1993

** Denotes management contract or compensatory plan or arrangement
   ---------------------------------------------------------------

        Upon written request to Peter L. Rossiter, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request.

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby agrees to furnish the Commission, upon request, any instrument defining the rights of holders of long-term debt of the Corporation not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
==============================================================================
                                       30