Form 10-Q
period 1995-03-31
NORTHERN TRUST CORP
filed 1995-05-12
CIK 73124

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                         _____________________________

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from             to
                                        -------------  -------------

                        Commission file number  0-5965


                          NORTHERN TRUST CORPORATION
            (Exact name of registrant as specified in its charter)

                DELAWARE                            36-2723087
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

        50 SOUTH LA SALLE STREET
           CHICAGO, ILLINOIS                           60675
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (312) 630-6000

                         _____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [x]    No  [_]

                    55,980,309 Shares - $1.66 2/3 Par Value
            (Shares of Common Stock Outstanding on March 31, 1995)


================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET                            Northern Trust Corporation


                                                                                March 31  December 31     March 31
                                                                               ---------  -----------    ---------
($ In Millions)                                                                     1995         1994         1994
- ----------------------------------------------------------------------------   ---------  -----------    ---------
ASSETS
Cash and Due from Banks                                                        $ 1,180.8    $ 1,192.5    $ 1,167.2
Money Market Assets
 Federal Funds Sold and Securities Purchased under Agreements to Resell            176.3        777.0        418.3
 Time Deposits with Banks                                                        1,767.7      1,864.7      2,420.8
 Other                                                                              14.3          9.5        168.1
- ----------------------------------------------------------------------------   ---------    ---------    ---------
 Total                                                                           1,958.3      2,651.2      3,007.2
- ----------------------------------------------------------------------------   ---------    ---------    ---------
Securities (Fair value $5,523.3 at March 1995, $5,069.7 at December 1994 and
 $4,730.2 at March 1994)                                                         5,495.1      5,053.1      4,689.9
Loans and Leases (Net of unearned income of $71.2 at March 1995, $70.4 at
 December 1994 and $64.4 at March 1994)                                          8,875.7      8,590.6      8,081.2
Reserve for Credit Losses                                                         (145.8)      (144.8)      (145.6)
Buildings and Equipment                                                            280.8        274.7        295.0
Customers' Acceptance Liability                                                     52.6         56.3         81.4
Trust Security Settlement Receivables                                              232.2        305.7        295.6
Other Assets                                                                       806.4        582.3        695.2
- ----------------------------------------------------------------------------   ---------    ---------    ---------
Total Assets                                                                   $18,736.1    $18,561.6    $18,167.1
- ----------------------------------------------------------------------------   ---------    ---------    ---------
LIABILITIES
Deposits
 Demand and Other Noninterest-Bearing                                          $ 2,475.1    $ 2,604.7    $ 2,553.6
 Savings and Money Market Deposits                                               3,050.1      3,176.3      3,096.9
 Savings Certificates                                                            1,974.6      1,524.5      1,115.2
 Other Time                                                                        334.9        342.2        322.4
 Foreign Offices -- Demand                                                         264.5        225.4        460.6
                 -- Time                                                         3,510.7      3,861.3      3,095.8
- ----------------------------------------------------------------------------   ---------    ---------    ---------
 Total Deposits                                                                 11,609.9     11,734.4     10,644.5
Federal Funds Purchased                                                          1,471.1        972.0      1,159.5
Securities Sold under Agreements to Repurchase                                   2,283.0      2,216.9      1,667.7
Commercial Paper                                                                   134.4        123.8        144.9
Other Borrowings                                                                   623.9      1,077.9      1,820.0
Senior Medium-Term Notes                                                           392.0        547.0        807.0
Notes Payable                                                                      244.8        244.8        326.8
Liability on Acceptances                                                            52.6         56.3         81.4
Other Liabilities                                                                  576.3        307.8        331.3
- ----------------------------------------------------------------------------   ---------    ---------    ---------
 Total Liabilities                                                              17,388.0     17,280.9     16,983.1
- ----------------------------------------------------------------------------   ---------    ---------    ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                                                    170.0        170.0        170.0
Common Stock -- $1.66 2/3 Par Value                                                 93.3         90.6         89.7
                               March 1995  December 1994     March 1994
        ---------------------------------------------------------------
        Shares authorized     140,000,000    140,000,000    140,000,000
        Shares issued          55,994,352     54,360,374     53,826,261
        Shares outstanding     55,980,309     54,089,259     53,378,320
Capital Surplus                                                                    306.7        302.2        303.3
Retained Earnings                                                                  810.7        762.7        664.0
Net Unrealized Loss on Securities                                                   (9.2)       (15.8)        (5.9)
Translation Adjustments                                                               --           --           .6
Common Stock Issuable -- Performance Plan                                           16.7         17.9         20.2
Deferred Compensation -- ESOP and Other                                            (39.6)       (38.8)       (48.1)
Treasury Stock-(at cost, 14,043 shares at March 1995, 271,115 shares at
 December 1994 and 447,941 shares at March 1994)                                     (.5)        (8.1)        (9.8)
- ----------------------------------------------------------------------------   ---------    ---------    ---------
 Total Stockholders' Equity                                                      1,348.1      1,280.7      1,184.0
- ----------------------------------------------------------------------------   ---------    ---------    ---------
Total Liabilities and Stockholders' Equity                                     $18,736.1    $18,561.6    $18,167.1
- ----------------------------------------------------------------------------   ---------    ---------    ---------

CONSOLIDATED STATEMENT OF INCOME                      Northern Trust Corporation

                                                                    FIRST QUARTER
                                                                    ENDED MARCH 31
                                                               -----------------------
($ In Millions Except Per Share Information)                         1995         1994
- ------------------------------------------------------------   ----------   ----------
Interest Income
 Money Market Assets
  Federal Funds Sold and Securities Purchased under
   Agreements to Resell                                            $  3.5       $  2.2
  Time Deposits with Banks                                           26.7         22.5
  Other                                                                .2          1.0
- ------------------------------------------------------------       ------       ------
 Total                                                               30.4         25.7
- ------------------------------------------------------------       ------       ------
 Securities                                                          85.1         47.7
 Loans and Leases                                                   145.7        110.8
- ------------------------------------------------------------       ------       ------
Total Interest Income                                               261.2        184.2
- ------------------------------------------------------------       ------       ------
Interest Expense
 Deposits -- Savings and Money Market Deposits                       26.6         19.2
          -- Savings Certificates                                    24.5         11.3
          -- Other Time                                               6.4          3.1
          -- Foreign Offices                                         50.6         23.3
 Federal Funds Purchased                                             16.1         13.3
 Securities Sold under Agreements to Repurchase                      24.1          9.3
 Commercial Paper                                                     2.1          1.0
 Other Borrowings                                                    10.5          9.5
 Senior Medium-Term Notes                                             6.9          6.5
 Notes Payable                                                        4.9          6.2
- ------------------------------------------------------------       ------       ------
Total Interest Expense                                              172.7        102.7
- ------------------------------------------------------------       ------       ------
Net Interest Income                                                  88.5         81.5
Provision for Credit Losses                                           1.5          3.0
- ------------------------------------------------------------       ------       ------
Net Interest Income after Provision for Credit Losses                87.0         78.5
- ------------------------------------------------------------       ------       ------
Noninterest Income
 Trust Fees                                                         120.8        109.5
 Security Commissions and Trading Income                              5.9          6.8
 Other Operating Income                                              34.8         33.1
 Investment Security Gains                                             .1           .2
- ------------------------------------------------------------       ------       ------
Total Noninterest Income                                            161.6        149.6
- ------------------------------------------------------------       ------       ------
Income before Noninterest Expenses                                  248.6        228.1
- ------------------------------------------------------------       ------       ------
Noninterest Expenses
 Salaries                                                            82.5         74.4
 Pension and Other Employee Benefits                                 21.5         19.1
 Occupancy Expense                                                   14.2         13.7
 Equipment Expense                                                   12.6         11.3
 Other Operating Expenses                                            46.5         43.4
- ------------------------------------------------------------       ------       ------
Total Noninterest Expenses                                          177.3        161.9
- ------------------------------------------------------------       ------       ------
Income before Income Taxes                                           71.3         66.2
Provision for Income Taxes                                           22.0         20.8
- ------------------------------------------------------------       ------       ------
NET INCOME                                                         $ 49.3       $ 45.4
- ------------------------------------------------------------       ------       ------
Net Income Applicable to Common Stock                              $ 47.2       $ 43.8
- ------------------------------------------------------------       ------       ------
NET INCOME PER COMMON SHARE -- PRIMARY                             $  .86       $  .80
                            -- FULLY DILUTED                          .85          .80
- ------------------------------------------------------------       ------       ------
Average Number of Common Shares Outstanding -- Primary         55,168,319   54,681,649
                                            -- Fully Diluted   56,394,815   55,899,002
- ------------------------------------------------------------   ----------   ----------

                                                      Northern Trust Corporation
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               FIRST QUARTER
                                                               ENDED MARCH 31
                                                             ------------------
(In Millions)                                                    1995      1994
- ----------------------------------------------------------   --------  --------
PREFERRED STOCK
Balance at January 1 and March 31                            $  170.0  $  170.0
- ----------------------------------------------------------   --------  --------
COMMON STOCK
Balance at January 1                                             90.6      89.7
Pooled Affiliate-Stock Issued                                     2.7        --
- ----------------------------------------------------------   --------  --------
Balance at March 31                                              93.3      89.7
- ----------------------------------------------------------   --------  --------
CAPITAL SURPLUS
Balance at January 1                                            302.2     303.0
Stock Issued--Incentive Plan and Awards                          (2.4)       .3
Pooled Affiliate-Stock Issued                                     6.9        --
- ----------------------------------------------------------   --------  --------
Balance at March 31                                             306.7     303.3
- ----------------------------------------------------------   --------  --------
RETAINED EARNINGS
Balance at January 1                                            762.7     631.9
Net Income                                                       49.3      45.4
Dividend Declared on Common Stock                               (14.1)    (11.8)
Dividends Declared on Preferred Stock                            (2.3)     (1.5)
Pooled Affiliate                                                 15.1        --
- ----------------------------------------------------------   --------  --------
Balance at March 31                                             810.7     664.0
- ----------------------------------------------------------   --------  --------
NET UNREALIZED LOSS ON SECURITIES
Balance at January 1                                            (15.8)      (.4)
Unrealized Gain (Loss), net                                       6.6      (5.5)
- ----------------------------------------------------------   --------  --------
Balance at March 31                                              (9.2)     (5.9)
- ----------------------------------------------------------   --------  --------
TRANSLATION ADJUSTMENTS
Balance at January 1 and March 31                                  --        .6
- ----------------------------------------------------------   --------  --------
COMMON STOCK ISSUABLE--PERFORMANCE PLAN
Balance at January 1                                             17.9      11.8
Stock Issuable, net of Stock Issued                              (1.2)      8.4
- ----------------------------------------------------------   --------  --------
Balance at March 31                                              16.7      20.2
- ----------------------------------------------------------   --------  --------
DEFERRED COMPENSATION--ESOP AND OTHER
Balance at January 1                                            (38.8)    (43.5)
Compensation Deferred                                            (1.5)     (5.3)
Compensation Amortized                                             .7        .7
- ----------------------------------------------------------   --------  --------
Balance at March 31                                             (39.6)    (48.1)
- ----------------------------------------------------------   --------  --------
TREASURY STOCK
Balance at January 1                                             (8.1)    (11.4)
Stock Options and Awards                                         10.4       2.1
Stock Purchased                                                  (2.8)      (.5)
- ----------------------------------------------------------   --------  --------
Balance at March 31                                               (.5)     (9.8)
- ----------------------------------------------------------   --------  --------
TOTAL STOCKHOLDERS' EQUITY AT MARCH 31                       $1,348.1  $1,184.0
- ----------------------------------------------------------   --------  --------

CONSOLIDATED STATEMENT OF CASH FLOWS                                           Northern Trust Corporation

                                                                                        First Quarter
                                                                                        Ended March 31
                                                                                    ----------------------
(In Millions)                                                                         1995         1994
- ---------------------------------------------------------------------------------   ---------    ---------
Cash Flows from Operating Activities:
Net Income                                                                          $    49.3    $    45.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                           1.5          3.0
    Depreciation on Buildings and Equipment                                              10.8         10.9
    Increase in Interest Receivable                                                     (18.5)       (34.6)
    Increase in Interest Payable                                                          5.6           .5
    Amortization and Accretion of Securities and Unearned Income                        (45.6)        18.4
    Net Increase in Trading Account Securities                                          (53.9)       (19.6)
    Other Noncash, net                                                                   66.7        (17.9)
- ---------------------------------------------------------------------------------   ---------     ---------
    Net Cash Flows from Operating Activities                                             15.9          6.1
- ---------------------------------------------------------------------------------   ---------    ---------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased under Agreements
      to Resell                                                                         613.8        159.5
    Net (Increase) Decrease in Time Deposits with Banks                                  97.0       (330.4)
    Net Increase in Other Money Market Assets                                            (4.8)       (95.8)
    Purchases of Securities-Held to Maturity                                           (179.4)       (86.7)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                238.9         87.6
    Purchases of Securities-Available for Sale                                       (3,724.4)    (2,377.4)
    Proceeds from Sale of Securities-Available for Sale                                  36.7         85.6
    Proceeds from Maturity and Redemption of Securities-Available for Sale            3,367.7      1,636.3
    Net Increase in Loans and Leases                                                   (183.9)      (457.3)
    Purchases of Buildings and Equipment                                                (12.3)       (14.1)
    Net (Increase) Decrease in Trust Security Settlement Receivables                     73.5         (2.5)
    Other, net                                                                             .4         (3.2)
- ---------------------------------------------------------------------------------   ---------    ---------
    Net Cash Flows from Investing Activities                                            323.2     (1,398.4)
- ---------------------------------------------------------------------------------   ---------    ---------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                                (303.9)       311.1
    Net Increase (Decrease) in Federal Funds Purchased                                  499.1        (56.3)
    Net Increase in Securities Sold under Agreement to Repurchase                        66.1      1,065.5
    Net Increase in Commercial Paper                                                     10.6         20.8
    Net Decrease in Short-Term Other Borrowings                                        (262.0)      (391.7)
    Proceeds from Term Federal Funds Purchased                                          437.9      1,419.2
    Repayments of Term Federal Funds Purchased                                         (629.9)    (1,308.3)
    Repayments of Senior Medium-Term Notes                                             (155.0)       (10.0)
    Treasury Stock Purchased-Incentive Plans                                             (1.9)         (.2)
    Net Proceeds from Stock Options                                                       1.1          1.0
    Cash Dividends Paid on Common and Preferred Stock                                   (16.3)       (13.2)
    Other, net                                                                            3.4          1.9
- ---------------------------------------------------------------------------------   ---------    ---------
    Net Cash Flows from Financing Activities                                           (350.8)     1,039.8
- ---------------------------------------------------------------------------------   ---------    ---------
    Decrease in Cash and Due from Banks                                                 (11.7)      (352.5)
    Cash and Due from Banks at Beginning of Year                                      1,192.5      1,519.7
- ---------------------------------------------------------------------------------   ---------    ---------
Cash and Due from Banks at March 31                                                 $ 1,180.8    $ 1,167.2
- ---------------------------------------------------------------------------------   ---------    ---------
Schedule of Noncash Investing and Financing Activities:
    Acquisition of Affiliate for Stock                                              $    24.7    $      --
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings                   $   166.7    $   101.8
    Income Taxes Received                                                                (5.3)        (1.3)
- ---------------------------------------------------------------------------------   ---------    ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1995 and 1994 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders.


2. SECURITIES - The following table summarizes the book and fair values of securities.

                                                          March 31, 1995        December 31, 1994         March 31, 1994
                                                       --------------------------------------------------------------------
                                                         Book       Fair        Book        Fair        Book        Fair
(In Millions)                                           Value       Value       Value       Value       Value       Value
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------
Held to Maturity
   U.S. Government                                     $  117.8    $  117.6    $  137.2    $  137.0    $   71.5    $   71.4
   Obligations of States and
     Political Subdivisions                               445.8       474.8       474.5       491.3       478.2       518.6
   Federal Agency                                          22.4        21.8           -           -           -           -
   Other                                                   29.3        29.3        29.6        29.6        30.3        30.3
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------
 Subtotal                                                 615.3       643.5       641.3       657.9       580.0       620.3
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------

Available for Sale
   U.S. Government                                        854.0       854.0       801.3       801.3     2,494.2     2,494.2
   Federal Agency                                       3,619.1     3,619.1     3,251.5     3,251.5     1,194.4     1,194.4
   Preferred Stock                                        196.4       196.4       196.6       196.6       173.2       173.2
   Other                                                  152.4       152.4       158.4       158.4       192.2       192.2
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------
 Subtotal                                               4,821.9     4,821.9     4,407.8     4,407.8     4,054.0     4,054.0
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------

Trading Account                                            57.9        57.9         4.0         4.0        55.9        55.9
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------

Total Securities                                       $5,495.1    $5,523.3    $5,053.1    $5,069.7    $4,689.9    $4,730.2
- ----------------------------------------------------   --------    --------    --------    --------    --------    --------


Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                       March 31, 1995
                                                                   --------------------------------------------
                                                                                 Gross Unrealized
                                                                     Book      --------------------      Fair
(In Millions)                                                        Value       Gains      Losses       Value
- ----------------------------------------------------               --------    --------    --------    --------
Held to Maturity
   U.S. Government                                                 $  117.8    $      -    $     .2    $  117.6
   Obligations of States and
     Political Subdivisions                                           445.8        29.4          .4       474.8
   Federal Agency                                                      22.4          .1          .7        21.8
   Other                                                               29.3           -           -        29.3
- ----------------------------------------------------               --------    --------    --------    --------
Total                                                              $  615.3    $   29.5    $    1.3    $  643.5
- ----------------------------------------------------               --------    --------    --------    --------

Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                       March 31, 1995
                                       ----------------------------------------
                                       Amortized   Gross Unrealized      Fair
                                                   ----------------
(In Millions)                            Cost       Gains   Losses      Value
                                       ----------------------------------------
Available for Sale
   U.S. Government                     $  863.2      $ .7    $ 9.9     $  854.0
   Federal Agency                       3,621.7       1.8      4.4      3,619.1
   Preferred Stock                        196.7        .1       .4        196.4
   Other                                  157.2        .1      4.9        152.4
                                       ----------------------------------------
Total                                  $4,838.8      $2.7    $19.6     $4,821.9
                                       ----------------------------------------


Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $7.2 million and $5.2 million, respectively, as of March 31, 1995. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of March 31, 1995, stockholders' equity included a charge of $9.2 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.


3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $3.7 billion on March 31, 1995 and December 31, 1994 and $4.4 billion on March 31, 1994.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $833.7 million on March 31, 1995, $819.9 million on December 31, 1994 and $800.8 million on March 31, 1994.


5. LOANS AND LEASES - Amounts outstanding in selected loan categories are shown below:


                                       March 31       December 31     March 31
(In Millions)                            1995             1994          1994
                                       ---------------------------------------
Domestic
   Commercial                          $2,990.3        $2,672.0       $2,619.3
   Residential Real Estate              3,429.5         3,299.1        3,037.8
   Commercial Real Estate                 505.6           494.1          486.0
   Broker                                 169.9           274.6          319.9
   Consumer                               633.5           662.1          598.0
   Other                                  614.8           642.1          455.0
   Lease Financing                        154.6           159.9          141.3
                                       ----------------------------------------
Total Domestic                          8,498.2         8,203.9        7,657.3
International                             377.5           386.7          423.9
                                       ----------------------------------------

Total Loans and Leases                 $8,875.7        $8,590.6       $8,081.2
                                       ----------------------------------------

At March 31, 1995, other domestic and international loans include $732.9 million of overnight trust-related advances in connection with next day security settlements, compared with $716.5 million at December 31, 1994 and $679.0 million at March 31, 1994.

Northern Trust adopted Statements of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. These statements provide guidance as to when loans should be classified and reported as impaired and address how the reserve for credit losses related to these loans should be determined. A loan is impaired when, based on current information and events, it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. These new statements require that an impaired loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's market price, or, if the loan is collateral dependent, based on the fair value of the collateral. Any shortfall in the estimated value of the impaired loan compared with the recorded investment of the loan is identified as an allocated portion of the reserve for credit losses and is one of the factors considered by management in their overall assessment of reserve adequacy. No changes were required to Northern Trust's accounting policies for loans, charge-offs and interest income as a result of adopting these statements. These policies are described in Notes to Consolidated Financial Statements (Footnotes 1E and 1F) in the 1994 Annual Report.

At March 31, 1995, nonperforming assets totaled $25.4 million. Included in this amount were loans with a recorded investment of $21.0 million which were also classified as impaired. Impaired loans totaling $16.6 million had no portion of the reserve for credit losses allocated to them, while $4.4 million had an allocated reserve of $1.1 million. For the first quarter of 1995, the total recorded investment in impaired loans averaged $26.5 million.

Interest payments received on nonaccrual loans are applied to reduce principal if the ultimate collectibility of principal, wholly or partially, is in doubt. If specific facts support that principal is fully recoverable, interest payments are applied to interest in accordance with the loan's original contract terms. Total interest income recognized on impaired loans for the quarter ended March 31, 1995 was $148 thousand, most of which was recognized using the cash-basis method of accounting.


6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows:

                                           Three Months
                                          Ended March 31
                                         ----------------
(In Millions)                              1995     1994
                                         ----------------
Balance at Beginning of Period            $144.8   $145.5
 Charge-Offs                                (2.7)    (4.2)
 Recoveries                                  1.1      1.3
                                          ---------------
Net Charge-Offs                             (1.6)    (2.9)
Provision for Credit Losses                  1.5      3.0
Reserve Related to Acquisition               1.1        -
                                          ---------------
Balance at End of Period                  $145.8   $145.6
                                          ---------------

7. ACQUISITIONS - The acquisition of Beach One Financial Services, Inc., parent company of The Beach Bank of Vero Beach, Florida, was completed on March 31, 1995. The acquisition was effected through a merger in which Northern Trust Corporation issued 1,622,568 shares of its Common Stock. The Corporation has accounted for the transaction as a pooling-of-interests. Prior period consolidated financial statements were not restated due to the immateriality of the transaction.

In February, 1995, the Corporation entered into a definitive agreement to acquire Tanglewood Bancshares, Inc., parent company of Tanglewood Bank N.A., Houston for $33.0 million in cash. Tanglewood's assets totaled $229.9 million at December 31, 1994 and net income totaled $2.6 million in 1994. The agreement is subject to the approval of Tanglewood shareholders and to various regulatory approvals and is expected to close in the second half of 1995.

In March, 1995, the Corporation entered into a definitive agreement to acquire RCB International, Inc., an international provider of institutional investment management services, for approximately $14.2 million in cash and 608,571 shares of Northern Trust Corporation Common Stock, with a portion payable at closing and the balance payable through a deferred compensation plan. RCB, headquartered in Stamford, Connecticut and with offices in Toronto and the United Kingdom, had net revenues of $10.3 million in the fiscal year ending June 30, 1994. The agreement is subject to the approval of RCB shareholders, final due diligence, regulatory approvals and other legal requirements and is expected to close in the second half of 1995.

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



FIRST QUARTER EARNINGS HIGHLIGHTS

Net income for the first quarter totaled a record $49.3 million, an increase of 9% from the $45.4 million reported in the first quarter of 1994. Net income per common share on a fully diluted basis increased 7% to $.85 from $.80 in 1994. This earnings performance produced an annualized return on average common equity
(ROE) of 16.84% versus 17.86% reported last year and a return on average assets
(ROA) of 1.09% versus 1.06% in 1994. Record levels of trust fees, net interest income, foreign exchange trading profits and a lower provision for credit losses as a result of continued strong asset quality contributed to the quarter's performance. Partially offsetting these positive factors was a 9.5% increase in noninterest expenses compared with the first quarter of last year.


NONINTEREST INCOME

Noninterest income totaled $161.6 million for the quarter, accounting for 62% of total taxable equivalent revenue, an 8% improvement from the $149.6 million earned in the first quarter of 1994. Trust fees, which represent 75% of noninterest income and 47% of total taxable equivalent revenue, grew 10% or $11.3 million over last year reaching $120.8 million. The increase in trust fees reflects $4.7 million in fees from Hazlehurst & Associates, Inc., an April 1994 acquisition, higher securities lending revenues, and growth in investment management services, as well as stronger trust fees from Personal Financial Services (PFS). Total trust assets under administration at quarter-end were $519.9 billion, up $40.1 billion from one year ago.

Trust fees from Corporate and Institutional Services (C&IS) were up 15% to $61.5 million. The Hazlehurst acquisition, securities lending activities and investment management services were the principal factors contributing to the growth over the year ago quarter. Domestic and international lending fees, up 34% versus last year, reflect a 14% increase in the volume of securities loaned as well as higher spreads earned from the investment of the cash collateral.
The higher spreads are attributable to the short-term nature of the cash collateral pools which has allowed for favorable fund management during a period of rising interest rates. Investment management fees increased 18% as a result of new business, particularly in actively managed equity funds and fixed income investments. C&IS trust assets under administration grew 8% or $34.8 billion over last year and now total $464.9 billion. Assets under the management of Northern Trust total $53.9 billion, up 19% from a year ago.

PFS trust fees increased 6% to $59.3 million. The main contributors to this fee growth were the Wealth Management Group and the Florida, California and Texas subsidiaries. PFS trust assets under administration grew $5.3 billion or 11% to $55.0 billion of which $33.6 billion is managed by Northern Trust. Total PFS trust assets under management grew 10% from the prior year.

Security commissions and trading income totaled $5.9 million, compared with $6.8 million reported in the first quarter of last year. The decline in fee income resulted primarily from a lower level of client transaction activity in the fixed income markets during the quarter.

Other operating income of $34.8 million increased 5% from the first quarter of 1994. Foreign exchange trading profits were at record levels and totaled $11.2 million, an increase of 12%. The fee portion of treasury management revenues rose 3% to $12.3 million. Total treasury management revenues, which, in addition to fees, include the value of compensating deposit balances, increased 11% and totaled $19.9 million. These compensating deposit balances contributed to the improvement in net interest income.


NET INTEREST INCOME

Net interest income for the first quarter totaled a record $88.5 million, 9% higher than the $81.5 million reported in the first quarter of 1994. Net interest income is defined as the total of interest income and amortized fees on earning assets less interest expense on deposits and borrowed funds adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the first quarter was a record $98.1 million, up 10% from the $89.4 million reported in 1994. This increase is due to higher levels of average earning assets in addition to a modest improvement in the net interest margin to 2.43% from 2.40% last year.

Earning assets for the first quarter averaged $16.3 billion, up 8% from the $15.1 billion in the first quarter of 1994. The $1.2 billion growth in earning assets reflects an 8% or $605 million increase in average loans, a $971 million or 20% growth in average securities and a $338 million or 14% decrease in average money market assets.

Loan volume averaged $8.5 billion, an increase of $605 million from the first quarter of 1994, reflecting a $693 million or 9% growth in domestic lending. Approximately one-half of the increase in domestic lending is attributed to residential mortgage loans now accounting for 39% of the total loan portfolio. In addition, domestic and international overnight advances related to processing certain trust client investments averaged $589 million, up $116 million from a year ago. Securities for the quarter averaged $5.7 billion, up 20% from the $4.8 billion reported last year, due primarily to a $2.9 billion increase in short-term federal agency securities, partially offset by a $2.0 billion reduction in U.S. Government securities. Money market assets averaged $2.1 billion in the first quarter versus $2.4 billion in 1994.

The $1.2 billion increase in average earning assets was funded primarily by growth in interest-bearing time deposits and noninterest-related funds. Interest-bearing deposits averaged $9.3 billion, up $1.8 billion from the first quarter of 1994. This growth is principally from savings certificates (up $618 million), global custody deposit activity in London (up $593 million), and an increase of $655 million in other foreign time deposits. The 56% increase in the average volume of savings certificates is due in large part to successful certificate of deposit campaigns conducted periodically over the past several quarters. This inflow of funds has helped to reduce the reliance on wholesale funding sources, as average borrowed funds declined by $899 million from last year. Average noninterest-related funds increased $327 million, mainly due to growth in stockholders' equity and other liabilities. Total average stockholders' equity, supported by continued strong earnings performance, increased $142 million or 12% from the first quarter of 1994.

The net interest margin increased to 2.43% compared with 2.40% last year due primarily to a significant growth in noninterest-related funds, improved spreads on short-term federal agency securities and the widening spread between short-term assets and various short-term deposits.


PROVISION FOR CREDIT LOSSES

Significant improvement in asset quality continued, resulting in a reduction in the provision for credit losses to $1.5 million from the $3.0 million in the first quarter of 1994. For a discussion of the reserve for credit losses, refer to the Asset Quality section on pages 13 through 15.


NONINTEREST EXPENSES

Noninterest expenses totaled $177.3 million for the quarter, up $15.4 million or 9.5% from $161.9 million in the first quarter of 1994. Approximately $4.0 million of the increase resulted from the inclusion of expenses from Hazlehurst & Associates, Inc., acquired in the second quarter of 1994. The remainder of the increase was concentrated primarily in salaries and benefits, and expenses from technology-related investments, personal trust business expansion, and Northern's growing global custody business.

Salaries and benefits, which represent 59% of total noninterest expenses, increased 11% to $104.0 million. Salary costs, the largest component of noninterest expenses, totaled $82.5 million, up 11% from a year ago. Merit increases, higher levels of agency clerical services and overtime costs, and additions to staff from the Hazlehurst acquisition were the principal contributors to the increase. Staff on a full-time equivalent basis, including 174 positions at Hazlehurst, averaged 6,601 compared with 6,260 in 1994. Employee benefit costs for the quarter totaled $21.5 million, up 13% from the prior year. The majority of the increase in benefit costs was attributable to health care, retirement benefits and higher payroll taxes.

Net occupancy expenses totaled $14.2 million, up 4% or $.5 million from $13.7 million in 1994. The principal components of the increase were higher maintenance and lease operating costs and amortization of leasehold improvements, as well as expansion costs related to the opening of new offices in Florida and Illinois.

Equipment expense, which includes depreciation, rental, and maintenance costs, totaled $12.6 million, up 11% from $11.3 million in the first quarter of 1994, reflecting increases in depreciation, maintenance and rental costs for equipment and computers to support trust business expansion.

Other operating expenses totaled $46.5 million, up 7% from $43.4 million in the first quarter of 1994. Computer software amortization which increased $1.6 million to $8.2 million, along with increases in professional services, transaction-based depository fees, business promotion and advertising, telephone and postage contributed to the expense growth. Partially offsetting these expense increases were lower levels of costs incurred from processing errors and other real estate owned operating costs.


PROVISION FOR INCOME TAXES

The provision for income taxes was $22.0 million for the first quarter compared with $20.8 million in 1994. The higher tax provision in 1995 resulted from the growth in taxable earnings for federal income tax purposes while tax-exempt income declined slightly. Partially offsetting this was a lower state income tax provision due to increased levels of tax-exempt income for state purposes. The effective tax rate was 31% for both periods.


BALANCE SHEET

On March 31, 1995, Northern Trust Corporation issued 1,622,568 shares of common stock, valued at $56.2 million under the acquisition agreement, to complete the acquisition of Beach One Financial Services, Inc., parent of The Beach Bank of Vero Beach, Florida ("Beach Bank"). The acquisition was accounted for as a pooling-of-interests and the balance sheet reflects the assets and liabilities of Beach Bank as of March 31, 1995 only. Due to the immateriality of the transaction, Northern Trust elected not to restate prior period financial statements.

Total assets as of March 31, 1995 were $18.7 billion and averaged $18.4 billion for the first quarter, up 6% from the year ago quarter's average of $17.3 billion. With increased lending activity, in addition to the March 31 acquisition of Beach Bank, loans and leases totaled $8.9 billion at March 31, 1995, and averaged $8.5 billion for the quarter. This compares with $8.1 billion in total loans on March 31, 1994 and $7.9 billion on average for the first quarter of last year. Driven primarily by continued strong earnings growth and the acquisition of Beach Bank, common stockholders' equity increased 16% and totaled $1.178 billion at March 31, 1995, versus $1.014 billion at March 31, 1994. Total stockholders' equity increased commensurately and totaled $1.348 billion at March 31, 1995 compared with $1.184 billion at March 31, 1994. Northern Trust's risk-based capital ratios remained strong at 9.4% for tier 1 and 12.8% for total capital at quarter end. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 6.6% at March 31, 1995, also exceeded the regulatory requirement of 3%.

See footnote 7 in Notes to Consolidated Financial Statements for a description of pending acquisitions.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and leases, restructured loans, and other real estate owned (OREO). Nonperforming assets at March 31, 1995 totaled $25.4 million, the lowest level since September, 1981, compared with $30.0 million at December 31, 1994 and $45.8 million at March 31, 1994.
Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $19.7 million, or .23% of total domestic loans and leases at March 31, 1995. Included in this total are commercial real estate loans of $9.5 million. At December 31,

1994 and March 31, 1994, domestic nonaccrual loans totaled $26.5 million and $38.7 million, respectively.

The following Nonperforming Asset table presents the outstanding amounts of nonaccrual loans and leases, restructured loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.


Nonperforming Assets and 90 Day Past Due Loans and Leases

                                       March 31    December 31    March 31
(In Millions)                              1995           1994        1994
- --------------------------------------------------------------------------
Nonaccrual Loans and Leases
 Domestic                                 $19.7          $26.5       $38.7
 International                              1.3            1.3         1.3
- --------------------------------------------------------------------------
 Total Nonaccrual Loans and Leases         21.0           27.8        40.0
Restructured Loans                          2.8              -           -
OREO                                        1.6            2.2         5.8
- --------------------------------------------------------------------------
Total Nonperforming Assets                $25.4          $30.0       $45.8
- --------------------------------------------------------------------------
Total 90 Day Past Due Loans
 (still accruing)                         $11.6          $17.3       $19.1
- --------------------------------------------------------------------------

PROVISION AND RESERVE FOR CREDIT LOSSES. The provision for credit losses is the charge against current earnings that is determined by management through a disciplined credit review process as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. While the largest portion of this reserve is intended to cover loan and lease losses, it is considered a general reserve that is available to cover all credit-related exposures.

The 1995 first quarter provision for credit losses was $1.5 million, compared with $3.0 million in 1994. Net charge-offs totaled $1.6 million in the first quarter of 1995 versus net charge-offs of $2.9 million last year. The reserve for credit losses was $145.8 million equal to 1.64% of outstanding loans at March 31, 1995. This compares with $144.8 million or 1.69% of outstanding loans at December 31, 1994 and $145.6 million or 1.80% of outstanding loans at March 31, 1994. The lower reserve to outstanding loans ratio at March 31, 1995 is attributable to loan growth, a significant portion of which is in low-risk residential lending.

The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and net charge-offs. Management's assessment of the current U.S. economy and the financial condition of certain clients facing financial difficulties together with portfolio growth were primary factors impacting management's decision to maintain the reserve for credit losses at $145.8 million at March 31, 1995, essentially unchanged from December 31, 1994 and March 31, 1994.

Northern Trust continues to monitor closely several credits, but the overall quality of its loan portfolio remains sound and the reserve for credit losses is adequate to cover credit-related uncertainties as they exist today. Established credit review procedures ensure that close attention is given to commercial real estate-related loans and other commercial loans, as well as other credit exposures that might be adversely affected by significant increases in interest rates or unexpected downturns in segments of the economies of the United States or other countries.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations:

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME          Northern Trust Corporation

                                              FIRST QUARTER
                            --------------------------------------------------
(Interest and rate on a               1995                      1994
taxable equivalent basis)   ------------------------  ------------------------
($ Amounts in Millions)     INTEREST    VOLUME  RATE  Interest    Volume  Rate
- --------------------------  -------- --------- -----  -------- --------- -----
AVERAGE EARNING ASSETS
Money Market Assets
 Federal Funds Sold and
  Repurchase Agreements      $  3.5  $   233.6  5.99%  $  2.2  $   248.9  3.59%
 Time Deposits with Banks      26.7    1,856.4  5.83     22.5    2,077.9  4.39
 Other                           .2       14.1  6.26      1.0      115.0  3.57
- --------------------------   ------  --------- -----   ------  --------- -----
Total Money Market Assets      30.4    2,104.1  5.85     25.7    2,441.8  4.27
- --------------------------   ------  --------- -----   ------  --------- -----
Securities
 U.S. Government               13.0      992.4  5.32     27.6    2,979.9  3.76
 Obligations of States and
  Political Subdivisions       12.5      453.0 11.04     13.9      484.4 11.48
 Federal Agency                61.7    3,878.3  6.45      8.6      934.9  3.73
 Other                          6.0      382.2  6.35      3.7      311.4  4.77
 Trading Account                 .5       26.4  8.23       .9       50.7  7.60
- --------------------------   ------  --------- -----   ------  --------- -----
Total Securities               93.7    5,732.3  6.62     54.7    4,761.3  4.64
- --------------------------   ------  --------- -----   ------  --------- -----
Loans and Leases              146.7    8,535.9  6.97    111.7    7,930.4  5.71
- --------------------------   ------  --------- -----   ------  --------- -----
Total Earning Assets         $270.8  $16,372.3  6.71%  $192.1  $15,133.5  5.15%
- --------------------------   ------  --------- -----   ------  --------- -----
AVERAGE SOURCE OF FUNDS
Deposits
 Savings and Money Market
  Deposits                   $ 26.6  $ 3,263.1  3.31%  $ 19.2  $ 3,463.8  2.24%
 Savings Certificates          24.5    1,717.5  5.79     11.3    1,099.8  4.16
 Other Time                     6.4      456.6  5.67      3.1      311.2  3.98
 Foreign Offices Time          50.6    3,911.9  5.24     23.3    2,663.8  3.55
- --------------------------   ------  --------- -----   ------  --------- -----
Total Deposits                108.1    9,349.1  4.69     56.9    7,538.6  3.06
Federal Funds Purchased        16.1    1,122.6  5.81     13.3    1,672.8  3.22
Repurchase Agreements          24.1    1,697.0  5.77      9.3    1,174.1  3.21
Commercial Paper                2.1      143.8  5.84      1.0      123.5  3.23
Other Borrowings               10.5      807.8  5.25      9.5    1,336.0  2.89
Senior Medium-Term Notes        6.9      469.6  5.92      6.5      751.5  3.46
Notes Payable                   4.9      244.8  8.13      6.2      326.8  7.81
- --------------------------   ------  --------- -----   ------  --------- -----
Total Interest-Related
 Funds                        172.7   13,834.7  5.06    102.7   12,923.3  3.22
- --------------------------   ------  --------- -----   ------  --------- -----
Interest Rate Spread             --         --  1.65%      --         --  1.93%
- --------------------------   ------  --------- -----   ------  --------- -----
Noninterest-Related Funds        --    2,537.6    --       --    2,210.2    --
- --------------------------   ------  --------- -----   ------  --------- -----
Total Source of Funds        $172.7  $16,372.3  4.28%  $102.7  $15,133.5  2.75%
- --------------------------   ------  --------- -----   ------  --------- -----
NET INTEREST INCOME/MARGIN   $ 98.1         --  2.43%  $ 89.4         --  2.40%
- --------------------------   ------  --------- -----   ------  --------- -----

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

                                                              FIRST QUARTER
                                                                 1995/94
                                                            -------------------
                                                             CHANGE DUE
                                                                 TO
                                                            ------------
(In Millions)                                               VOLUME  RATE  TOTAL
- ---------------------------------------------------------   ------ -----  -----
Earning Assets                                               $26.7 $52.0  $78.7
Interest-Related Funds                                        12.5  57.5   70.0
- ---------------------------------------------------------    ----- -----  -----
Net Interest Income                                          $14.2 $(5.5) $ 8.7
- ---------------------------------------------------------    ----- -----  -----

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

          The annual meeting of stockholders of Northern Trust Corporation was held on April 18, 1995 for the purposes of electing fifteen Directors to hold office until the next annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Directors as listed in the proxy statement were elected by the following votes set forth below. There were no broker non-votes for any candidate.


Candidates                            "FOR"                        "WITHHELD"
- ----------                            -----                        ----------

Worley H. Clark                     48,707,028                      149,985

Dolores E. Cross                    48,661,207                      149,985

David W. Fox                        48,698,795                      149,985

Robert S. Hamada                    48,710,193                      149,985

Barry G. Hastings                   48,698,263                      149,985

Robert A. Helman                    48,688,261                      149,985

Arthur L. Kelly                     48,701,711                      149,985

Ardis Krainik                       48,690,971                      149,985

Robert D. Krebs                     48,703,673                      149,985

Frederick A. Krehbiel               48,709,498                      149,985

William G. Mitchell                 48,702,092                      149,985

William A. Osborn                   48,724,373                      149,985

Harold B. Smith                     48,704,345                      149,985

William D. Smithburg                48,701,335                      149,985

Bibe L. Thomas                      48,708,349                      149,985

At the annual meeting stockholders also voted to approve the Amended 1992 Incentive Stock Plan. The Amended Plan, which was described in the Corporation's Proxy Statement dated March 13, 1995, consists of the 1992 Incentive Stock Plan (as approved by stockholders in 1992 and subsequently amended), with two amendments: one to extend the option exercise period following termination of employment on account of retirement, disability or death from three years to five years, and the other to limit the number of shares for which options may be awarded to an individual under the Amended Plan.

Votes cast for approval of the Amended Plan were 45,326,577. 2,273,061 votes were cast against approval, the holders of 460,922 shares specifically abstained from voting on the resolution and there were 790,098 broker held non voted shares.

Item 6.  Exhibits and Reports on Form 8-K


    (a.) Exhibits
         --------

         Exhibit(10)      Northern Trust Corporation Amended 1992 Incentive
                          Stock Plan.

         Exhibit(11)      Computation of Per Share Earnings.

         Exhibit(27)      Financial Data Schedule.

         Exhibit(99)      Remarks delivered by David W. Fox and William A.
                          Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 18, 1995.

    (b.) Reports on Form 8-K
         -------------------

         In a report on Form 8-K dated January 17, 1995 the Corporation disclosed pursuant to Item 5 the information contained in its January 17, 1995 press release, reporting on its earnings for the fourth quarter of 1994 and for its 1994 fiscal year. Also disclosed pursuant to Item 7 were related financial statements and exhibits.

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



                                       NORTHERN TRUST CORPORATION
                                       --------------------------
                                              (Registrant)


Date: May 12, 1995                      By: PERRY R. PERO
                                          ---------------------
                                           PERRY R. PERO
                                           Senior Executive Vice President
                                           and Chief Financial Officer


Date: May 12, 1995                      By: HARRY W. SHORT
                                          ---------------------
                                           HARRY W. SHORT
                                           Senior Vice President and Controller
                                           (Chief Accounting Officer)