Form 10-Q
period 1995-06-30
NORTHERN TRUST CORP
filed 1995-08-11
CIK 73124

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

              For the Quarterly Period Ended June 30, 1995

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

                    55,870,628 Shares - $1.66 2/3 Par Value
             (Shares of Common Stock Outstanding on June 30, 1995)


================================================================================

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET                            Northern Trust Corporation

                                            June 30  December 31    June 30
                                          ---------  -----------  ---------
($ In Millions)                                1995         1994       1994
- ----------------------------------------  ---------  -----------  ---------
ASSETS
Cash and Due from Banks                   $ 1,092.8    $ 1,192.5  $ 1,119.4
Money Market Assets
 Federal Funds Sold and Securities
 Purchased under Agreements to Resell         404.0        777.0      325.6
 Time Deposits with Banks                   1,654.5      1,864.7    2,214.5
 Other                                         12.6          9.5      168.3
- ----------------------------------------  ---------    ---------  ---------
 Total                                      2,071.1      2,651.2    2,708.4
- ----------------------------------------  ---------    ---------  ---------
Securities (Fair value $5,656.0 at June
 1995, $5,069.7 at December 1994 and
 $4,755.8 at June 1994)                     5,624.6      5,053.1    4,725.8
Loans and Leases (Net of unearned income
 of $75.6 at June 1995, $70.4 at
 December 1994 and $61.9 at June 1994)      9,421.8      8,590.6    8,572.4
Reserve for Credit Losses                    (145.9)      (144.8)    (144.9)
Buildings and Equipment                       278.2        274.7      273.0
Customers' Acceptance Liability                47.1         56.3       70.0
Trust Security Settlement Receivables         287.0        305.7      407.4
Other Assets                                  624.4        582.3      707.9
- ----------------------------------------  ---------    ---------  ---------
Total Assets                              $19,301.1    $18,561.6  $18,439.4
- ----------------------------------------  ---------    ---------  ---------
LIABILITIES
Deposits
 Demand and Other Noninterest-Bearing     $ 2,543.5    $ 2,604.7  $ 2,663.6
 Savings and Money Market Deposits          3,008.2      3,176.3    3,218.0
 Savings Certificates                       2,028.5      1,524.5    1,198.3
 Other Time                                   367.0        342.2      312.9
 Foreign Offices--Demand                      327.8        225.4      457.9
                --Time                      2,972.3      3,861.3    3,441.6
- ----------------------------------------  ---------    ---------  ---------
 Total Deposits                            11,247.3     11,734.4   11,292.3
Federal Funds Purchased                     1,063.9        972.0      921.4
Securities Sold under Agreements to
 Repurchase                                 1,066.3      2,216.9    1,012.1
Commercial Paper                              147.3        123.8      122.2
Other Borrowings                            3,415.9      1,077.9    2,261.5
Senior Medium-Term Notes                      317.0        547.0      807.0
Notes Payable                                 241.1        244.8      323.4
Liability on Acceptances                       47.1         56.3       70.0
Other Liabilities                             364.9        307.8      404.7
- ----------------------------------------  ---------    ---------  ---------
 Total Liabilities                         17,910.8     17,280.9   17,214.6
- ----------------------------------------  ---------    ---------  ---------

STOCKHOLDERS' EQUITY
Preferred Stock                               170.0        170.0      170.0
Common Stock -- $1.66 2/3 Par Value            93.4         90.6       90.6

                                  JUNE 1995 December 1994   June 1994
     -----------------------------------------------------------------
     Shares authorized          140,000,000   140,000,000 140,000,000
     Shares issued               56,035,628    54,360,374  54,360,374
     Shares outstanding          55,870,628    54,089,259  54,060,987

Capital Surplus                                   307.2      302.2      302.7
Retained Earnings                                 847.0      762.7      704.7
Net Unrealized Loss on Securities                  (2.1)     (15.8)     (12.2)
Translation Adjustments                              --         --         --
Common Stock Issuable -- Performance Plan          16.7       17.9       20.2
Deferred Compensation -- ESOP and Other           (35.3)     (38.8)     (44.0)
Treasury Stock -- at cost, 165,000 shares at
 June 1995, 271,115 shares at
 December 1994 and 299,387 shares at June
 1994                                              (6.6)      (8.1)      (7.2)
- --------------------------------------------  ---------  ---------  ---------
 Total Stockholders' Equity                     1,390.3    1,280.7    1,224.8
- --------------------------------------------  ---------  ---------  ---------
Total Liabilities and Stockholders' Equity    $19,301.1  $18,561.6  $18,439.4
- --------------------------------------------  ---------  ---------  ---------

CONSOLIDATED STATEMENT OF INCOME                                                               Northern Trust Corporation

                                                                     SECOND QUARTER
                                                                     ENDED JUNE 30                     SIX MONTHS
                                                               ---------------------------     ---------------------------
($ In Millions Except Per Share Information)                          1995            1994            1995            1994
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Interest Income
 Money Market Assets
  Federal Funds Sold and Securities Purchased
  under Agreements to Resell                                   $       3.9     $       1.8     $       7.4     $       4.0
  Time Deposits with Banks                                            20.8            26.1            47.5            48.6
  Other                                                                 .3             1.7              .5             2.7
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
 Total                                                                25.0            29.6            55.4            55.3
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
 Securities                                                           89.1            51.3           174.2            99.0
 Loans and Leases                                                    157.0           119.1           302.7           229.9
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Total Interest Income                                                271.1           200.0           532.3           384.2
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Interest Expense
 Deposits - Savings and Money Market Deposits                         27.4            20.5            54.0            39.7
          - Savings Certificates                                      30.6            12.5            55.1            23.8
          - Other Time                                                 8.0             4.3            14.4             7.4
          - Foreign Offices                                           47.2            30.9            97.8            54.2
 Federal Funds Purchased                                              16.1            13.5            32.2            26.8
 Securities Sold under Agreements to Repurchase                       25.0            10.4            49.1            19.7
 Commercial Paper                                                      2.2             1.3             4.3             2.3
 Other Borrowings                                                     15.9            11.4            26.4            20.9
 Senior Medium-Term Notes                                              5.8             7.5            12.7            14.0
 Notes Payable                                                         4.9             6.4             9.8            12.6
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Total Interest Expense                                               183.1           118.7           355.8           221.4
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Net Interest Income                                                   88.0            81.3           176.5           162.8
Provision for Credit Losses                                            1.5             1.0             3.0             4.0
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Net Interest Income after Provision for Credit Losses                 86.5            80.3           173.5           158.8
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Noninterest Income
 Trust Fees                                                          123.3           113.5           244.1           223.0
 Security Commissions and Trading Income                               5.2             6.0            11.1            12.8
 Other Operating Income                                               39.9            59.4            74.7            92.5
 Investment Security Gains (Losses)                                     .1             (.1)             .2              .1
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Total Noninterest Income                                             168.5           178.8           330.1           328.4
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Income before Noninterest Expenses                                   255.0           259.1           503.6           487.2
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Noninterest Expenses
 Salaries                                                             84.4            80.6           166.9           155.0
 Pension and Other Employee Benefits                                  20.8            19.0            42.3            38.1
 Occupancy Expense                                                    15.3            14.6            29.5            28.3
 Equipment Expense                                                    12.0            22.7            24.6            34.0
 Other Operating Expenses                                             45.4            50.6            91.9            94.0
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Total Noninterest Expenses                                           177.9           187.5           355.2           349.4
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Income before Income Taxes                                            77.1            71.6           148.4           137.8
Provision for Income Taxes                                            24.0            22.9            46.0            43.7
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
NET INCOME                                                     $      53.1     $      48.7     $     102.4     $      94.1
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Net Income Applicable to Common Stock                          $      50.9     $      46.9     $      98.1     $      90.7
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
NET INCOME PER COMMON SHARE - PRIMARY                          $       .90     $       .85     $      1.75     $      1.65
                            - FULLY DILUTED                            .89             .85            1.74            1.64
- -----------------------------------------------------------    -----------     -----------     -----------     -----------
Average Number of Common Shares Outstanding - Primary           56,878,030      55,261,057      56,027,938      54,972,886
                                            - Fully Diluted     58,178,442      56,466,708      57,340,009      56,201,234
- -----------------------------------------------------------    -----------     -----------     -----------     -----------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                            Northern Trust Corporation

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30
                                                           ----------------------------
(In Millions)                                                  1995                1994
- ----------------------------------------------------       --------            --------
PREFERRED STOCK
Balance at January 1 and June 30                           $  170.0            $  170.0
- ----------------------------------------------------       --------            --------
COMMON STOCK
Balance at January 1                                           90.6                89.7
Stock Issued - Incentive Plan & Awards                           .1                  --
Pooled Affiliate - Stock Issued                                 2.7                  .9
- ----------------------------------------------------       --------            --------
Balance at June 30                                             93.4                90.6
- ----------------------------------------------------       --------            --------
CAPITAL SURPLUS
Balance at January 1                                          302.2               303.0
Stock Issued - Incentive Plan and Awards                       (1.9)                 .1
Pooled Affiliate - Stock Issued                                 6.9                 (.4)
- ----------------------------------------------------       --------            --------
Balance at June 30                                            307.2               302.7
- ----------------------------------------------------       --------            --------
RETAINED EARNINGS
Balance at January 1                                          762.7               631.9
Net Income                                                    102.4                94.1
Dividends Declared on Common Stock                            (28.7)              (23.6)
Dividends Declared on Preferred Stock                          (4.5)               (3.1)
Pooled Affiliate                                               15.1                 5.4
- ----------------------------------------------------       --------            --------
Balance at June 30                                            847.0               704.7
- ----------------------------------------------------       --------            --------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE
Balance at January 1                                          (15.8)                (.4)
Unrealized Gain (Loss), net                                    13.7               (11.8)
- ----------------------------------------------------       --------            --------
Balance at June 30                                             (2.1)              (12.2)
- ----------------------------------------------------       --------            --------
TRANSLATION ADJUSTMENTS
Balance at January 1                                             --                  .6
Sale of Foreign Investment                                       --                 (.6)
- ----------------------------------------------------       --------            --------
Balance at June 30                                               --                  --
- ----------------------------------------------------       --------            --------
COMMON STOCK ISSUABLE - PERFORMANCE PLAN
Balance at January 1                                           17.9                11.8
Stock Issuable, net of Stock Issued                            (1.2)                8.4
- ----------------------------------------------------       --------            --------
Balance at June 30                                             16.7                20.2
- ----------------------------------------------------       --------            --------
DEFERRED COMPENSATION - ESOP AND OTHER
Balance at January 1                                          (38.8)              (43.5)
Compensation Deferred                                          (1.4)               (5.3)
Compensation Amortized                                          4.9                 4.8
- ----------------------------------------------------       --------            --------
Balance at June 30                                            (35.3)              (44.0)
- ----------------------------------------------------       --------            --------
TREASURY STOCK
Balance at January 1                                           (8.1)              (11.4)
Stock Options and Awards                                       11.0                 6.4
Stock Purchased                                                (9.5)               (2.2)
- ----------------------------------------------------       --------            --------
Balance at June 30                                             (6.6)               (7.2)
- ----------------------------------------------------       --------            --------
TOTAL STOCKHOLDERS' EQUITY AT JUNE 30                      $1,390.3            $1,224.8
- ----------------------------------------------------       --------            --------

CONSOLIDATED STATEMENT OF CASH FLOWS                                           Northern Trust Corporation
                                                                                        Six Months
                                                                                       Ended June 30
                                                                             -----------------------------
(In Millions)                                                                        1995           1994
- -------------------------------------------------------------------          -------------    ------------
Cash Flows from Operating Activities:
Net Income                                                                   $      102.4      $    94.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                       3.0            4.0
    Depreciation on Buildings and Equipment                                          21.3           22.0
    Increase in Interest Receivable                                                  (7.9)          (9.8)
    Increase in Interest Payable                                                      9.7            1.5
    Amortization and Accretion of Securities and Unearned Income                    (88.6)          23.5
    Gain on Sale of Foreign Investment                                                  -          (34.5)
    Net (Increase) Decrease in Trading Account Securities                           (51.9)          20.4
    Other Noncash, net                                                               20.7           46.1
- -------------------------------------------------------------------          -------------    ------------
    Net Cash Flows from Operating Activities                                          8.7          167.3
- -------------------------------------------------------------------          -------------    ------------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased under
      Agreements to Resell                                                          386.1          252.2
    Net (Increase) Decrease in Time Deposits with Banks                             210.2         (124.1)
    Net Increase in Other Money Market Assets                                        (3.1)         (92.1)
    Purchases of Securities-Held to Maturity                                       (501.0)        (221.4)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity            594.3          503.4
    Purchases of Securities-Available for Sale                                  (15,315.8)      (3,769.3)
    Proceeds from Maturity and Redemption of Securities-Available for Sale       14,889.6        2,729.8
    Net Increase in Loans and Leases                                               (737.3)        (949.2)
    Purchases of Buildings and Equipment                                            (20.2)         (12.8)
    Sale of Foreign Investment                                                          -           58.1
    Net (Increase) Decrease in Trust Security Settlement Receivables                 18.7         (114.3)
    Other, net                                                                        2.4           11.1
- -------------------------------------------------------------------          -------------    ------------
    Net Cash Flows from Investing Activities                                       (476.1)      (1,728.6)
- -------------------------------------------------------------------          -------------    ------------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                            (666.5)         958.9
    Net Increase (Decrease) in Federal Funds Purchased                               91.9         (294.4)
    Net Increase (Decrease) in Securities Sold under Agreement to Repurchase     (1,150.6)         409.9
    Net Increase (Decrease) in Commercial Paper                                      23.5           (1.9)
    Net Increase in Short-Term Other Borrowings                                   2,346.0           63.4
    Proceeds from Term Federal Funds Purchased                                    1,341.3        2,647.7
    Repayments of Term Federal Funds Purchased                                   (1,349.3)      (2,588.2)
    Proceeds from Senior Medium-Term Notes                                              -          230.0
    Repayments of Senior Medium-Term Notes                                         (230.0)        (240.0)
    Repayment of Notes Payable                                                       (3.7)          (3.4)
    Treasury Stock Purchased-Incentive Plans                                         (1.9)           (.6)
    Treasury Stock Purchased-Buy Back Program                                        (6.6)             -
    Net Proceeds from Stock Options                                                   1.7            2.4
    Cash Dividends Paid on Common and Preferred Stock                               (32.7)         (26.4)
    Other, net                                                                        4.6            3.6
- -------------------------------------------------------------------          -------------    ------------
    Net Cash Flows from Financing Activities                                        367.7        1,161.0
- -------------------------------------------------------------------          -------------    ------------
    Decrease in Cash and Due from Banks                                             (99.7)        (400.3)
    Cash and Due from Banks at Beginning of Year                                  1,192.5        1,519.7
- -------------------------------------------------------------------         --------------   -------------
Cash and Due from Banks at June 30                                           $    1,092.8     $  1,119.4
- -------------------------------------------------------------------         --------------   -------------
Schedule of Noncash Investing and Financing Activities:
    Acquisition of Affiliate for Stock                                       $       24.7     $      6.4
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings            $      345.7     $    218.9
    Income Taxes Received                                                            31.3           23.5
- -------------------------------------------------------------------        ---------------  --------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1995 and 1994 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders.

2. SECURITIES - The following table summarizes the book and fair values of securities.

                                June 30, 1995          December 31, 1994        June 30, 1994
                             --------------------------------------------------------------------
                                 Book        Fair        Book        Fair        Book        Fair
(In Millions)                   Value       Value       Value       Value       Value       Value
- -------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government            $   88.1    $   88.2    $  137.2    $  137.0    $   98.8    $   98.6
  Obligations of States and
    Political Subdivisions      434.7       466.2       474.5       491.3       461.3       491.6
  Federal Agency                 22.7        22.6          --          --          --          --
  Other                          29.2        29.1        29.6        29.6        29.8        29.7
- -------------------------------------------------------------------------------------------------
 Subtotal                       574.7       606.1       641.3       657.9       589.9       619.9
- -------------------------------------------------------------------------------------------------

Available for Sale
  U.S. Government               729.3       729.3       801.3       801.3     1,401.1     1,401.1
  Federal Agency              3,936.4     3,936.4     3,251.5     3,251.5     2,302.7     2,302.7
  Preferred Stock               188.0       188.0       196.6       196.6       198.0       198.0
  Other                         140.3       140.3       158.4       158.4       177.3       177.3
- -------------------------------------------------------------------------------------------------
 Subtotal                     4,994.0     4,994.0     4,407.8     4,407.8     4,079.1     4,079.1
- -------------------------------------------------------------------------------------------------

Trading Account                  55.9        55.9         4.0         4.0        56.8        56.8
- -------------------------------------------------------------------------------------------------

Total Securities             $5,624.6    $5,656.0    $5,053.1    $5,069.7    $4,725.8    $4,755.8
- -------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                           June  30, 1995
- ---------------------------------------------------------------------------------------------------
                                                                     Gross Unrealized
                                                       Book          ----------------         Fair
(In Millions)                                         Value          Gains     Losses        Value
- ---------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                                    $ 88.1          $  .2       $ .1       $ 88.2
  Obligations of States and
    Political Subdivisions                            434.7           31.6         .1        466.2
   Federal Agency                                      22.7             .2         .3         22.6
   Other                                               29.2             --         .1         29.1
- ---------------------------------------------------------------------------------------------------
Total                                                $574.7          $32.0       $ .6       $606.1
- ---------------------------------------------------------------------------------------------------

Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                              June 30, 1995
- -------------------------------------------------------------------------------------------------------
                                                                         Gross Unrealized
                                                       Amortized         ----------------          Fair
(In Millions)                                               Cost         Gains     Losses         Value
- -------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                                       $  731.4          $1.8      $ 3.9      $  729.3
  Federal Agency                                         3,937.9           3.0        4.5       3,936.4
  Preferred Stock                                          188.2            --         .2         188.0
  Other                                                    142.7            .5        2.9         140.3
- -------------------------------------------------------------------------------------------------------
Total                                                   $5,000.2          $5.3      $11.5      $4,994.0
- -------------------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $8.3 million and $5.4 million, respectively, as of June 30, 1995. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of June 30, 1995, stockholders' equity included a charge of $2.1 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.


3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $5.2 billion on June 30, 1995, $3.7 billion on December 31, 1994 and $4.1 billion on June 30, 1994.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $848.0 million on June 30, 1995, $819.9 million on December 31, 1994 and $830.8 million on June 30, 1994.


5. LOANS AND LEASES - Amounts outstanding in selected loan categories are shown below.

                                                         June 30           December 31            June 30
                                                         ------------------------------------------------
(In Millions)                                               1995             `    1994               1994
- ---------------------------------------------------------------------------------------------------------
Domestic
  Commercial                                            $3,185.6              $2,672.0           $2,674.1
  Residential Real Estate                                3,550.2               3,299.1            3,161.7
  Commercial Real Estate                                   471.1                 494.1              480.2
  Broker                                                   241.8                 274.6              349.5
  Consumer                                                 734.2                 662.1              568.8
  Other                                                    673.3                 642.1              647.7
  Lease Financing                                          163.4                 159.9              133.9
- ---------------------------------------------------------------------------------------------------------
Total Domestic                                           9,019.6               8,203.9            8,015.9
International                                              402.2                 386.7              556.5
- ---------------------------------------------------------------------------------------------------------
Total Loans and Leases                                  $9,421.8              $8,590.6           $8,572.4
- ---------------------------------------------------------------------------------------------------------

At June 30, 1995, other domestic and international loans include $842.1 million of overnight trust-related advances in connection with next day security settlements, compared with $716.5 million at December 31, 1994 and $799.0 million at June 30, 1994.

Northern Trust adopted Statements of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. These statements provide guidance as to when loans should be classified and reported as impaired and address how the reserve for credit losses related to these loans should be determined. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan is identified as an allocated portion of the reserve for credit losses and is one of the factors considered by management in their overall assessment of reserve adequacy. No changes were required to Northern Trust's accounting policies for loans, charge-offs and interest income as a result of adopting these statements. These policies are described in Notes to Consolidated Financial Statements (Notes 1E and 1F) in the 1994 Annual Report.

At June 30, 1995, nonperforming assets totaled $34.5 million. Included in this amount were loans with a recorded investment of $30.0 million which were also classified as impaired. Impaired loans totaling $26.0 million had no portion of the reserve for credit losses allocated to them, while $4.0 million had an
allocated reserve of $.7 million.  For the second quarter of 1995,   the total
recorded investment in impaired loans averaged $26.4 million. Total interest income recognized on impaired loans for the quarter ended June 30, 1995 was $230 thousand, most of which was recognized using the cash-basis method of accounting.


6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows.

                                          Six Months
                                        Ended June 30
                                   -----------------------
(In Millions)                        1995             1994
- ----------------------------------------------------------
Balance at Beginning of Period     $144.8           $145.5
 Losses Charged to Reserve           (5.6)            (7.3)
 Recoveries Credited to Reserve       2.6              2.7
- ----------------------------------------------------------
Net Losses Charged to Reserve        (3.0)            (4.6)
Provision for Credit Losses           3.0              4.0
Addition due to Acquisition           1.1               --
- ----------------------------------------------------------
Balance at End of Period           $145.9           $144.9
- ----------------------------------------------------------

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

Tanglewood's assets totaled $229.9 million at December 31, 1994 and net income totaled $2.6 million in 1994. Following approval by Tanglewood shareholders in May and regulatory approval in June, the acquisition was completed July 31, 1995.

In March, 1995, the Corporation entered into a definitive agreement to acquire RCB International Inc. an international provider of institutional investment management services, for approximately $14.2 million in cash and 608,571 shares of Northern Trust Corporation Common Stock, with a portion payable at closing and the balance payable through deferred compensation plans. RCB, headquartered in Stamford, Connecticut and with offices in Canada and the United Kingdom, had net revenues of $11.1 million in the fiscal year ending June 30, 1995. The agreement, which was approved by RCB shareholders in July 1995, is subject to regulatory approvals and is expected to close in the second half of 1995.

8. OFF BALANCE SHEET FINANCIAL INSTRUMENTS - In accordance with the terms of the 1994 agreement with The Benchmark Funds (see the 1994 Annual Report, Note 17c. to Consolidated Financial Statements) the Corporation exercised its option in June 1995 to purchase from the Funds certain floating rate federal agency securities at an aggregate price of $110.6 million, equal to the Funds' amortized cost basis in the securities. The securities, which mature in February 1997, were recorded by the Corporation at their fair value of $107.7 million. The charge recorded by the Corporation when it entered into the 1994 agreement more than covered the difference between the purchase price and fair value.

     Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



     SECOND QUARTER EARNINGS HIGHLIGHTS

     Net income for the second quarter totaled a record $53.1 million, an increase of 9% from the $48.7 million reported in the second quarter of 1994. Net income per common share on a fully diluted basis increased 5% to $.89 in the 1995 quarter from $.85 in the second quarter of 1994, which included a nonrecurring gain and certain nonrecurring charges that resulted in a net addition to income of $5.2 million. This earnings performance produced an annualized return on average common equity (ROE) of 17.09% versus 18.06% reported last year and a return on average assets (ROA) of 1.13% versus 1.10% in 1994. Record levels of trust fees, net interest income, and foreign exchange trading profits contributed to the quarter's performance. Total noninterest expenses increased 6% after adjusting for several nonrecurring items in the year ago quarter's results, and were essentially unchanged from the first quarter of 1995.


     NONINTEREST INCOME

     Noninterest income totaled $168.5 million for the quarter, accounting for 63% of total taxable equivalent revenue. Excluding the effects of the $28.5 million pretax gain on the sale of the Corporation's interest in Banque Scandinave en Suisse (BSS) recorded in the second quarter of 1994, total noninterest income improved 12%. Trust fees, which represent 73% of noninterest income and 46% of total taxable equivalent revenue, grew 9% or $9.8 million over last year reaching $123.3 million. The increase reflects 9% growth levels in both the Corporate and Institutional Services (C&IS) and Personal Financial Services (PFS) business units. Total trust assets under administration at quarter-end were $549.3 billion, up $68.2 billion from one year ago.

     Trust fees from C&IS increased $5.0 million to $62.7 million. The increases in fees from Hazlehurst & Associates, Inc., acquired in the second quarter of 1994, securities lending activities and investment management services were the principal factors contributing to the growth over the year ago quarter. Domestic securities lending fees, up 33% versus last year, reflect a 10% increase in the volume of securities loaned as well as higher spreads earned from the investment of the cash collateral. Investment management fees increased 24% as a result of new business, particularly in actively managed equity funds and fixed income investments. Custody fees were essentially unchanged from the second quarter of 1994, due in part to a greater portion of global custody assets being reinvested into the U.S. market where both custody fees and the expense structure of custody providers are lower. In addition, new business growth has been partially offset by pricing adjustments to retain custody clients who also tend to use foreign exchange, securities lending and deposit and other related services. C&IS trust assets under administration grew 14% or $59.5 billion over last year and now total $491.4 billion. C&IS Assets under the management of Northern Trust total $55.8 billion, up 16% from a year ago.

     PFS trust fees amounted to $60.6 million, up 9% or $4.8 million from one year ago. The main contributors to this fee growth were the Wealth Management Group and the Florida and Texas subsidiaries. Personal Financial Services fees benefited from higher investment management revenues and increased advisory and servicing revenues from The Northern Funds, established in April of 1994. The increase in trust fees also reflects the contribution of The Beach Bank of Vero Beach, Florida (Beach
     Bank), a March 31, 1995 acquisition. Total personal trust assets under administration increased $8.7 billion over last year and totaled $57.9 billion, with $35.3 billion under management.

     Security commissions and trading income totaled $5.2 million, compared with $6.0 million reported in the second quarter of last year.

     Other operating income in the quarter totaled $39.9 million, compared to $59.4 million in the second quarter of 1994 which included a $28.5 million pretax gain on the sale of the Corporation's interest in BSS. Foreign exchange trading profits were at record levels and totaled $15.6 million, an increase of $9.4 million. Foreign exchange revenues are related primarily to the cross-border investment activities of Master Trust/Master Custody clients. The fee portion of treasury management revenues rose 3% to $12.1 million. Total treasury management revenues, which, in addition to fees, include the value of compensating deposit balances, increased 5% to $19.2 million. These compensating deposit balances also contributed to the improvement in net interest income.


     NET INTEREST INCOME

     Net interest income for the second quarter totaled $88.0 million, 8% higher than the $81.3 million reported in the second quarter of 1994. Net interest income is defined as the total of interest income and amortized fees on earning assets less interest expense on deposits and borrowed funds adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on an FTE basis for the second quarter was $97.5 million, up 9% from the $89.5 million reported in 1994. This increase is due to higher levels of average earning assets, reflecting in part the acquisition of Beach Bank, in addition to a modest improvement in the net interest margin to 2.35% from 2.32% last year.

     Earning assets for the second quarter averaged $16.7 billion, up 8% from the $15.5 billion in the second quarter of 1994. The $1.2 billion growth in earning assets reflects an 8% or $702 million increase in average loans, a $1.3 billion or 29% growth in average securities and a $854 million or 33% decrease in average money market assets.

     Overall loan volume reflected an $850 million or 11% growth in domestic lending. Approximately one-half of the increase in domestic lending is attributable to residential mortgage loans now accounting for 39% of the total average loan portfolio. Commercial and industrial loans grew 14% or $386 million to average $3.1 billion for the quarter. In addition, domestic and international overnight advances related to processing certain trust client investments averaged $623 million, up $66 million from a year ago. Securities for the quarter averaged $5.9 billion, up 29% from the $4.6 billion reported last year, due primarily to a $2.5 billion increase in short-term federal agency securities, offset in part by a $1.1 billion
     reduction in U.S. Government securities.   The decline in money market
     assets of $854 million was due to short term interest rates providing fewer opportunities to add marginal net interest income.

     The growth in average earning assets was funded primarily by increased levels of interest-bearing time deposits and noninterest-related funds. Interest-bearing deposits averaged $9.4 billion, up $1.3 billion from the second quarter of 1994. This growth came principally from savings certificates (up $847 million), global custody deposit activity in London (up $298 million), and an increase of $216 million in other foreign time deposits which also are global custody related. The 73% increase in the average volume of savings certificates is due in large part to successful certificate of deposit campaigns conducted periodically during last year's fourth quarter and the first quarter of 1995. This inflow of funds has helped to reduce the reliance on wholesale funding sources, as average borrowed funds declined by $382 million from last year. Average noninterest-related funds increased $226 million, due primarily to growth in stockholders' equity. Total average stockholders' equity increased $153 million or 13% from the second quarter of 1994. This increase reflects the retention of earnings and the March 31, 1995 issuance of approximately 1.6 million shares of Northern Trust Corporation Common Stock to complete the acquisition of Beach Bank.

     The net interest margin increased to 2.35% compared with 2.32% last year due primarily to an increased volume of loans on which a higher margin is earned versus money market assets. Also contributing to the improvement in net interest margin was the increase in average noninterest-related funds.


     PROVISION FOR CREDIT LOSSES

     The provision for credit losses of $1.5 million compares to $1.0 million in the second quarter of 1994. For a discussion of the reserve for credit losses, refer to the Asset Quality section on pages 15 and 16.

     NONINTEREST EXPENSES

     Noninterest expenses totaled $177.9 million for the quarter, down 5% from $187.5 million in the second quarter of 1994. Included in the year ago quarter's results were approximately $20.1 million in special charges. Adjusting for these nonrecurring items results in an increase in total noninterest expenses of 6% compared to last year. Included in the current quarter is a $.7 million expense for compensation payments pursuant to a consent decree resolving the investigation by the Department of Justice into the fair lending practices of Northern Trust's Illinois banking subsidiaries. The majority of the remaining increase was concentrated primarily in salaries and benefits, technology, personal trust business expansion, and Northern's growing global custody business.

     Salaries and benefits, which represent 59% of total noninterest expenses, increased 6% to $105.2 million. The prior year results include a $3.0 million addition to salary expense covering back pay obligations as a result of a review of the Corporation's overtime pay policy. Exclusive of this special charge, salary and benefit costs increased 9% from the second quarter of 1994. The principal items contributing to the increase were merit increases, additions to staff at Hazlehurst & Associates, Inc., personnel added in the Beach Bank acquisition, and higher costs related to incentive plans, health care, retirement benefits and payroll taxes. Staff on a full-time equivalent basis, including 106 positions at Hazlehurst and 86 positions at Beach Bank, averaged 6,560 compared with 6,356 in the second quarter of 1994. Excluding the positions added by the Beach Bank acquisition, staff levels declined by approximately 120 positions since the end of 1994.

     Net occupancy expenses totaled $15.3 million, up 4% or $.7 million from $14.6 million in 1994. The principal components of the increase were higher lease operating costs, amortization and depreciation of leasehold improvements and buildings, as well as expansion costs related to the opening of new offices in Florida and Illinois.

     Equipment expense, which includes depreciation, rental, and maintenance costs, totaled $12.0 million, down $10.7 million from the second quarter of 1994. Included in the prior year results is a charge of $11.2 million covering the trade-in and the sale and leaseback of mainframe computer equipment. Exclusive of this nonrecurring item, total equipment expense increased $.5 million or 4% primarily reflecting higher computer rental and maintenance costs, offset in part by reduced depreciation expense as a result of last year's sale and leaseback transaction.

     Other operating expenses totaled $45.4 million, down 10% from $50.6 million in the second quarter of 1994. The prior period results include a $3.5 million charge relating to an agreement with The Benchmark Funds and a $2.4 million write-down of older trust-related software. Included in other operating expenses is a one-time charge of $.7 million related to the consent decree resolving the Department of Justice investigation. Increases in computer software amortization, up $1.7 million to $8.7 million, along with increases in professional services, transaction-based depository fees, business promotion and advertising, were partially offset by lower levels of costs incurred from processing errors and other real estate owned operating costs.


     PROVISION FOR INCOME TAXES

     The provision for income taxes was $24.0 million for the second quarter compared with $22.9 million in 1994. The higher tax provision in 1995 resulted from the growth in taxable earnings for federal income tax purposes while tax-exempt income declined slightly. Partially offsetting this was a lower state income tax provision due to increased levels of tax-exempt income for state purposes. The effective tax rate was 31% for the quarter versus 32% in 1994.


     SIX MONTHS EARNINGS HIGHLIGHTS

     Net income totaled $102.4 million for the six months ended June 30, 1995 compared to $94.1 million last year, an increase of 9%. On a fully diluted basis, net income per common share was $1.74, up 6% from the $1.64 earned last year. The ROE for the six month period was 16.97% versus 17.96% one year ago, while the ROA was 1.11% versus 1.08% in 1994.

     Noninterest income increased 1% to $330.1 million from $328.4 million in the like period of 1994. Excluding the BSS gain of $28.5 million recorded last year, the year to year increase was $30.2 million or 10%. Noninterest income comprised 63% of total taxable equivalent revenue in 1995. Trust fees totaled $244.1 million, up 9.5% from $223.0 million last year. Security commissions and trading income totaled $11.1 million, down $1.7 million from the $12.8 million earned last year. Other operating income, excluding the BSS gain from the prior year, increased 17% to $74.7 million. Foreign exchange trading profits were at record levels and totaled $26.8 million, an increase of $10.6 million compared with the first six months of 1994. The fee portion of treasury management revenues totaled $24.4 million, a 3% improvement from the $23.7 million reported in 1994. Total treasury management revenues, which in addition to fees include the value of compensating deposit balances, increased 8% and totaled $39.1 million. These compensating deposit balances also contributed to the improvement in net interest income.

     Net interest income stated on a fully taxable equivalent basis totaled a record $195.6 million, up 9% from the $178.9 million reported in the like period of 1994. The provision for credit losses decreased to $3.0 million from $4.0 million last year. Net loan charge-offs likewise declined to $3.0 million from $4.6 million in 1994. Noninterest expenses totaled $355.2 million, up 2% from $349.4 million in 1994. Exclusive of nonrecurring charges in 1994, total noninterest expenses increased 8% from prior year levels.

     BALANCE SHEET

     Total assets as of June 30, 1995 were $19.3 billion and averaged $18.6 billion for the first six months, up 6% from last year's average of $17.5 billion. With increased lending activity and the March 31,1995 acquisition of Beach Bank, loans and leases totaled $9.4 billion at June 30, 1995, and averaged $8.8 billion for the first six months. This compares with $8.6 billion in total loans on June 30, 1994 and $8.1 billion on average for the first six months of last year. Driven primarily by continued strong earnings growth and the acquisition of Beach Bank, common stockholders' equity increased 16% and totaled $1.220 billion at June 30, 1995, versus $1.055 billion at June 30, 1994. Total stockholders' equity increased commensurately and totaled $1.390 billion at June 30, 1995 compared with $1.225 billion at June 30, 1994. Northern Trust's risk-based capital ratios remained strong at 9.2% for tier 1 and 12.3% for total capital at June 30, 1995. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 6.6% at June 30, 1995, also exceeded the regulatory requirement of 3%.

     See Note 7 in Notes to Consolidated Financial Statements for a description of pending acquisitions.


     ASSET QUALITY

     Nonperforming assets consist of nonaccrual loans and leases, restructured loans, and other real estate owned (OREO). Nonperforming assets at June 30, 1995 totaled $34.5 million, compared with $30.0 million at December 31, 1994 and $39.6 million at June 30, 1994. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $29.8 million, or .33% of total domestic loans and leases at June 30, 1995. Included in this total are commercial real estate loans of $7.3 million.

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

     Nonperforming Assets and 90 Day Past Due Loans and Leases

                                               June 30      March 31      December 31      June 30
(In Millions)                                     1995          1995             1994         1994
- --------------------------------------------------------------------------------------------------
     Nonaccrual Loans
      Domestic                                   $29.8         $19.7            $26.5        $34.5
      International                                 .7           1.3              1.3          1.3
- --------------------------------------------------------------------------------------------------
      Total Nonaccrual Loans                      30.5          21.0             27.8         35.8
     Restructured Loans                            2.8           2.8               --           --
     OREO                                          1.2           1.6              2.2          3.8
- --------------------------------------------------------------------------------------------------
     Total Nonperforming Assets                  $34.5         $25.4            $30.0        $39.6
- --------------------------------------------------------------------------------------------------
     Total 90 Day Past Due Loans
      (still accruing)                           $14.1         $11.6            $17.3        $31.1
- --------------------------------------------------------------------------------------------------

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

     The 1995 second quarter provision for credit losses was $1.5 million, compared with $1.0 million in 1994. Net charge-offs totaled $1.4 million in the second quarter of 1995 versus net charge-offs of $1.7 million last year. The reserve for credit losses was $145.9 million, equal to 1.55% of outstanding loans at June 30, 1995. This compares with $144.8 million or 1.69% of outstanding loans at December 31, 1994 and $144.9 million or 1.69% of outstanding loans at June 30, 1994. The lower reserve to outstanding loans ratio at June 30, 1995 is attributable to loan growth, a significant portion of which is in low-risk residential lending.

     The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and net charge-offs. Management's assessment of the current U.S. economy and the financial condition of certain clients facing financial difficulties together with portfolio growth were primary factors impacting management's decision to maintain the reserve for credit losses at $145.9 million at June 30, 1995, essentially unchanged from December 31, 1994 and June 30, 1994.

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

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                             SECOND QUARTER
                            --------------------------------------------------
(Interest and rate on a               1995                      1994
taxable equivalent basis)   ------------------------  ------------------------
($ Amounts in Millions)     INTEREST   VOLUME   RATE  Interest  Volume    Rate
- --------------------------  -------- --------- -----  -------- --------- -----
AVERAGE EARNING ASSETS
Money Market Assets
 Federal Funds Sold and
  Repurchase Agreements      $  3.9  $   258.2  6.21%  $  1.8  $   167.3  4.16%
 Time Deposits with Banks      20.8    1,483.8  5.62     26.1    2,277.3  4.60
 Other                           .3       13.9  6.68      1.7      165.5  4.12
- --------------------------   ------  --------- -----   ------  --------- -----
Total Money Market Assets      25.0    1,755.9  5.72     29.6    2,610.1  4.54
- --------------------------   ------  --------- -----   ------  --------- -----
Securities
 U.S. Government               12.8      915.4  5.59     20.8    2,026.4  4.11
 Obligations of States and
  Political Subdivisions       12.0      440.4 10.95     13.4      469.4 11.44
 Federal Agency                65.9    4,115.6  6.42     17.9    1,635.0  4.38
 Other                          5.9      376.8  6.25      5.2      401.2  5.18
 Trading Account                1.0       57.5  6.77      1.2       59.4  8.05
- --------------------------   ------  --------- -----   ------  --------- -----
Total Securities               97.6    5,905.7  6.62     58.5    4,591.4  5.10
- --------------------------   ------  --------- -----   ------  --------- -----
Loans and Leases              158.0    8,973.7  7.06    120.1    8,271.6  5.83
- --------------------------   ------  --------- -----   ------  --------- -----
Total Earning Assets         $280.6  $16,635.3  6.76%  $208.2  $15,473.1  5.39%
- --------------------------   ------  --------- -----   ------  --------- -----
AVERAGE SOURCE OF FUNDS
Deposits
 Savings and Money Market
  Deposits                   $ 27.4  $ 3,289.0  3.34%  $ 20.5  $ 3,454.0  2.38%
 Savings Certificates          30.6    2,000.9  6.12     12.5    1,154.1  4.33
 Other Time                     8.0      539.5  5.95      4.3      416.8  4.20
 Foreign Offices Time          47.2    3,579.0  5.30     30.9    3,065.2  4.04
- --------------------------   ------  --------- -----   ------  --------- -----
Total Deposits                113.2    9,408.4  4.83     68.2    8,090.1  3.38
Federal Funds Purchased        16.1    1,068.6  6.04     13.5    1,395.3  3.89
Repurchase Agreements          25.0    1,666.5  6.02     10.4    1,089.2  3.83
Commercial Paper                2.2      146.3  5.96      1.3      130.5  3.96
Other Borrowings               15.9    1,162.1  5.51     11.4    1,305.3  3.49
Senior Medium-Term Notes        5.8      379.7  6.04      7.5      803.4  3.74
Notes Payable                   4.9      244.7  8.04      6.4      326.7  7.72
- --------------------------   ------  --------- -----   ------  --------- -----
Total Interest-Related
 Funds                        183.1   14,076.3  5.22    118.7   13,140.5  3.62
- --------------------------   ------  --------- -----   ------  --------- -----
Interest Rate Spread             --         --  1.54%      --         --  1.77%
- --------------------------   ------  --------- -----   ------  --------- -----
Noninterest-Related Funds        --    2,559.0    --       --    2,332.6    --
- --------------------------   ------  --------- -----   ------  --------- -----
Total Source of Funds        $183.1  $16,635.3  4.41%  $118.7  $15,473.1  3.07%
- --------------------------   ------  --------- -----   ------  --------- -----
NET INTEREST INCOME/MARGIN   $ 97.5         --  2.35%  $ 89.5         --  2.32%
- --------------------------   ------  --------- -----   ------  --------- -----

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                          SECOND QUARTER 1995/94       SIX MONTHS 1995/94
                          ----------------------      ---------------------
                          CHANGE  DUE TO               CHANGE DUE TO
                          ---------------              -------------
(In Millions)             VOLUME  RATE    TOTAL        VOLUME   RATE   TOTAL
- ----------------------    ------  -----   -----        ------ ------  ------
Earning Assets             $22.0  $50.4   $72.4         $48.7 $102.4  $151.1
Interest-Related Funds      14.0   50.4    64.4          26.5  107.9   134.4
- ----------------------     -----  -----   -----         ----- ------  ------
Net Interest Income        $ 8.0  $  --   $ 8.0         $22.2 $ (5.5) $ 16.7
- ----------------------     -----  -----   -----         ----- ------  ------

                                Northern Trust Corporation

                          SIX MONTHS
      ----------------------------------------------------
              1995                          1994
      -------------------------- -------------------------
       Interest   Volume   Rate  Interest    Volume  Rate
      ---------- --------- ----- --------- --------- -----



         $  7.4  $   245.9  6.11%  $  4.0  $   207.9  3.82%
           47.5    1,669.1  5.74     48.6    2,178.1  4.50
             .5       14.1  6.47      2.7      140.4  3.89
      ---------  --------- -----   ------  --------- -----
           55.4    1,929.1  5.79     55.3    2,526.4  4.41
      ---------  --------- -----   ------  --------- -----

           25.8      953.7  5.45     48.4    2,500.5  3.90

           24.5      446.7 11.00     27.3      476.8 11.46
          127.6    3,997.6  6.44     26.5    1,286.9  4.14
           11.9      379.5  6.30      8.9      356.6  5.00
            1.5       42.0  7.22      2.1       55.1  7.85
      ---------  --------- -----   ------  --------- -----
          191.3    5,819.5  6.62    113.2    4,675.9  4.87
      ---------  --------- -----   ------  --------- -----
          304.7    8,756.0  7.02    231.8    8,102.0  5.77
      ---------  --------- -----   ------  --------- -----
         $551.4  $16,504.6  6.74%  $400.3  $15,304.3  5.27%
      ---------  --------- -----   ------  --------- -----



         $ 54.0  $ 3,276.1  3.32%  $ 39.7  $ 3,458.9  2.31%
           55.1    1,860.0  5.97     23.8    1,127.1  4.25
           14.4      498.3  5.82      7.4      364.3  4.11
           97.8    3,744.5  5.27     54.2    2,865.6  3.81
      ---------  --------- -----   ------  --------- -----
          221.3    9,378.9  4.76    125.1    7,815.9  3.23
           32.2    1,095.4  5.92     26.8    1,533.3  3.53
           49.1    1,681.6  5.89     19.7    1,131.4  3.51
            4.3      145.1  5.90      2.3      127.0  3.61
           26.4      986.0  5.41     20.9    1,320.6  3.19
           12.7      424.4  5.97     14.0      777.6  3.60
            9.8      244.8  8.09     12.6      326.7  7.76
      ---------  --------- -----   ------  --------- -----

          355.8   13,956.2  5.14    221.4   13,032.5  3.42
      ---------  --------- -----   ------  --------- -----
             --         --  1.60%      --         --  1.85%
      ---------  --------- -----   ------  --------- -----
             --    2,548.4    --       --    2,271.8    --
      ---------  --------- -----   ------  --------- -----
         $355.8  $16,504.6  4.35%  $221.4  $15,304.3  2.91%
      ---------  --------- -----   ------  --------- -----
         $195.6         --  2.39%  $178.9         --  2.36%
      ---------  --------- -----   ------  --------- -----

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings - In a consent decree filed and approved June 1, 1995, the Illinois banking subsidiaries of Northern Trust Corporation resolved claims brought by the U.S. Department of Justice after an 18-month fair lending investigation. The Department alleged the banks had in 1992 and 1993 not assisted African-Americans and Hispanic mortgage loan applicants as much as similarly situated non-minority applicants, in violation of Federal fair lending laws. The agreement reflected in the decree commits the banks to continue three initiatives: an intensive second-review process for all mortgage loan applicants proposed to be denied; The Northern Trust Company's Community Mortgage Team, which focuses on lending in low-to-moderate income neighborhoods; and the Fair Lending Policy Committee, which develops and coordinates corporate-wide fair lending initiatives.

         The banks also agreed to offer compensation to minority applicants who were denied loans in 1992 and 1993 but who, the Department and Northern agree, would have received loans or counteroffers under the banks' current standards. Payments will range from $1,500 to $40,000, with the average expected to be under $10,000. The banks agreed to set aside and Northern has expensed, a $700,000 fund for these payments.

         The banks will file reports with the Department of Justice for three years under the decree, which expires after five years. No penalties or payments in lieu of penalties are called for by the consent decree. The decree reflects the banks' denial that they engaged in any illegal discrimination and specifically notes that the Department of Justice found no evidence of racial animosity or hostility on the part of the banks' personnel.


Item 6.  Exhibits and Reports on Form 8-K

    (a.) Exhibits
         --------

         Exhibit (3)   Amendments to By-laws of the Corporation and By-laws as
                       amended.

         Exhibit (10)  Northern Trust Corporation (1995) Management Performance
                       Plan

         Exhibit (11)  Computation of Per Share Earnings

         Exhibit (27)  Financial Data Schedule


    (b.) Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed for the three months ended June 30, 1995.

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



                                NORTHERN TRUST CORPORATION
                                --------------------------
                                        (Registrant)



    Date:  August 11, 1995      By:    PERRY R. PERO
                                    ----------------------
                                       PERRY R. PERO
                                       Senior Executive Vice President
                                       and Chief Financial Officer



    Date:  August 11, 1995      By:    HARRY W. SHORT
                                    ----------------------
                                       HARRY W. SHORT
                                       Senior Vice President and Controller
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



     The following exhibits have been filed herewith.


Exhibit
Number             Description
- ------             -----------
  (3)              Amendments to By-laws of the Corporation and By-laws as
                   amended.


 (10)              Northern Trust Corporation (1995) Management Performance
                   Plan


 (11)              Computation of Per Share Earnings.


 (27)              Financial Data Schedule.