Form 10-Q
period 1995-09-30
NORTHERN TRUST CORP
filed 1995-11-13
CIK 73124

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

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

                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes [X]    No [_]


                   55,466,443 Shares -- $1.66 2/3 Par Value
          (Shares of Common Stock Outstanding on September 30, 1995)

================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET                            Northern Trust Corporation

                                       SEPTEMBER 30  December 31  September 30
                                       ------------  -----------  ------------
($ In Millions)                                1995         1994          1994
-------------------------------------  ------------  -----------  ------------
ASSETS
Cash and Due from Banks                   $ 1,444.7    $ 1,192.5     $ 1,309.9
Money Market Assets
 Federal Funds Sold and Securities
 Purchased under Agreements to Resell         247.2        777.0         193.1
 Time Deposits with Banks                   1,616.4      1,864.7       2,121.0
 Other                                         11.9          9.5         111.5
-------------------------------------     ---------    ---------     ---------
 Total                                      1,875.5      2,651.2       2,425.6
-------------------------------------     ---------    ---------     ---------
Securities (Fair value $5,885.3 at
 September 1995, $5,069.7 at December
 1994 and $5,517.6 at September 1994)       5,855.4      5,053.1       5,491.4
Loans and Leases (Net of unearned
 income of $81.0 at September 1995,
 $70.4 at December 1994 and $68.3 at
 September 1994)                            9,808.3      8,590.6       8,452.6
Reserve for Credit Losses                    (147.3)      (144.8)       (144.9)
Buildings and Equipment                       280.0        274.7         271.8
Customers' Acceptance Liability                50.0         56.3          64.9
Trust Security Settlement Receivables         234.5        305.7         210.9
Other Assets                                  778.6        582.3         587.5
-------------------------------------     ---------    ---------     ---------
Total Assets                              $20,179.7    $18,561.6     $18,669.7
-------------------------------------     ---------    ---------     ---------
LIABILITIES
Deposits
 Demand and Other Noninterest-Bearing     $ 2,642.2    $ 2,604.7     $ 2,344.1
 Savings and Money Market Deposits          3,102.1      3,176.3       3,142.8
 Savings Certificates                       2,106.1      1,524.5       1,279.7
 Other Time                                   375.5        342.2         289.1
 Foreign Offices--Demand                      310.2        225.4         509.4
                --Time                      2,820.9      3,861.3       3,706.0
-------------------------------------     ---------    ---------     ---------
 Total Deposits                            11,357.0     11,734.4      11,271.1
Federal Funds Purchased                     2,199.7        972.0       1,102.3
Securities Sold under Agreements to
 Repurchase                                 1,277.2      2,216.9         994.6
Commercial Paper                              145.6        123.8         172.3
Other Borrowings                            2,805.6      1,077.9       2,421.7
Senior Medium-Term Notes                      117.0        547.0         807.0
Notes Payable                                 341.1        244.8         248.3
Liability on Acceptances                       50.0         56.3          64.9
Other Liabilities                             475.9        307.8         326.6
-------------------------------------     ---------    ---------     ---------
 Total Liabilities                         18,769.1     17,280.9      17,408.8
-------------------------------------     ---------    ---------     ---------
STOCKHOLDERS' EQUITY
Preferred Stock                               170.0        170.0         170.0
Common Stock -- $1.66 2/3 Par Value            93.6         90.6          90.6

                      SEPTEMBER 1995 December 1994 September 1994
    -----------------------------------------------------------
    Shares authorized    140,000,000   140,000,000    140,000,000
    Shares issued         56,158,064    54,360,374     54,360,374
    Shares outstanding    55,466,443    54,089,259     54,162,085

Capital Surplus                               308.2        302.2         302.2
Retained Earnings                             888.4        762.7         738.8
Net Unrealized Loss on Securities              (2.7)       (15.8)        (12.9)
Translation Adjustments                          --           --            --
Common Stock Issuable -- Performance
 Plan                                          16.5         17.9          20.2
Deferred Compensation -- ESOP and
 Other                                        (34.6)       (38.8)        (43.2)
Treasury Stock -- at cost, 691,621
 shares at September 1995, 271,115
 shares at December 1994 and 198,289
 shares at September 1994                     (28.8)        (8.1)         (4.8)
-------------------------------------     ---------    ---------     ---------
 Total Stockholders' Equity                 1,410.6      1,280.7       1,260.9
-------------------------------------     ---------    ---------     ---------
Total Liabilities and Stockholders'
 Equity                                   $20,179.7    $18,561.6     $18,669.7
-------------------------------------     ---------    ---------     ---------

CONSOLIDATED STATEMENT OF INCOME                      Northern Trust Corporation

                                      THIRD QUARTER
                                   ENDED SEPTEMBER 30         NINE MONTHS
($ In Millions Except Per Share   ---------------------  ---------------------
Information)                            1995       1994        1995       1994
--------------------------------- ---------- ----------  ---------- ----------
Interest Income
 Money Market Assets
  Federal Funds Sold and
   Securities Purchased under
   Agreements to Resell               $  1.9     $  2.0      $  9.3     $  6.0
  Time Deposits with Banks              22.4       26.1        69.9       74.7
  Other                                   .2        1.7          .7        4.4
--------------------------------- ---------- ----------  ---------- ----------
 Total                                  24.5       29.8        79.9       85.1
--------------------------------- ---------- ----------  ---------- ----------
 Securities                             99.0       62.1       273.2      161.1
 Loans and Leases                      162.3      129.6       465.0      359.5
--------------------------------- ---------- ----------  ---------- ----------
Total Interest Income                  285.8      221.5       818.1      605.7
--------------------------------- ---------- ----------  ---------- ----------
Interest Expense
 Deposits -- Savings and Money
             Market Deposits            27.5       22.1        81.5       61.8
          -- Savings Certificates       32.6       14.4        87.7       38.2
          -- Other Time                  8.6        5.5        23.0       12.9
          -- Foreign Offices            43.4       38.2       141.2       92.4
 Federal Funds Purchased                29.9       13.3        62.1       40.1
 Securities Sold under Agreements
  to Repurchase                         26.6       19.8        75.7       39.5
 Commercial Paper                        2.1        1.7         6.4        4.0
 Other Borrowings                       17.8        6.6        44.2       27.5
 Senior Medium-Term Notes                2.8        9.5        15.5       23.5
 Notes Payable                           5.1        5.4        14.9       18.0
--------------------------------- ---------- ----------  ---------- ----------
Total Interest Expense                 196.4      136.5       552.2      357.9
--------------------------------- ---------- ----------  ---------- ----------
Net Interest Income                     89.4       85.0       265.9      247.8
Provision for Credit Losses              2.0        1.0         5.0        5.0
--------------------------------- ---------- ----------  ---------- ----------
Net Interest Income after
 Provision for Credit Losses            87.4       84.0       260.9      242.8
--------------------------------- ---------- ----------  ---------- ----------
Noninterest Income
 Trust Fees                            127.3      115.8       371.4      338.8
 Security Commissions and Trading
  Income                                 5.8        4.4        16.9       17.2
 Other Operating Income                 40.0       32.6       114.7      125.1
 Investment Security Gains (Losses)       .3        (.2)         .5        (.1)
--------------------------------- ---------- ----------  ---------- ----------
Total Noninterest Income               173.4      152.6       503.5      481.0
--------------------------------- ---------- ----------  ---------- ----------
Income before Noninterest
 Expenses                              260.8      236.6       764.4      723.8
--------------------------------- ---------- ----------  ---------- ----------
Noninterest Expenses
 Salaries                               84.0       80.6       250.9      235.6
 Pension and Other Employee
  Benefits                              20.4       18.1        62.7       56.2
 Occupancy Expense                      15.6       14.4        45.1       42.7
 Equipment Expense                      12.0       10.8        36.6       44.8
 Other Operating Expenses               43.5       42.3       135.4      136.3
--------------------------------- ---------- ----------  ---------- ----------
Total Noninterest Expenses             175.5      166.2       530.7      515.6
--------------------------------- ---------- ----------  ---------- ----------
Income before Income Taxes              85.3       70.4       233.7      208.2
Provision for Income Taxes              27.2       22.4        73.2       66.1
--------------------------------- ---------- ----------  ---------- ----------
NET INCOME                            $ 58.1     $ 48.0      $160.5     $142.1
--------------------------------- ---------- ----------  ---------- ----------
Net Income Applicable to Common
 Stock                                $ 56.0     $ 46.2      $154.1     $136.9
--------------------------------- ---------- ----------  ---------- ----------
NET INCOME PER COMMON SHARE
             -- Primary               $  .99     $  .83      $ 2.74     $ 2.48
             -- Fully Diluted            .98        .83        2.71       2.47
--------------------------------- ---------- ----------  ---------- ----------
Average Number of Common Shares
 Outstanding -- Primary           56,686,283 55,334,790  56,249,528 55,095,368
             -- Fully Diluted     58,118,792 56,539,610  57,771,187 56,304,643
--------------------------------- ---------- ----------  ---------- ----------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      Northern Trust Corporation

                                               NINE MONTHS
                                            ENDED SEPTEMBER 30
                                            ------------------
(In Millions)                                   1995      1994
------------------------------------------  --------  --------
PREFERRED STOCK
Balance at January 1 and September 30       $  170.0  $  170.0
------------------------------------------  --------  --------
COMMON STOCK
Balance at January 1                            90.6      89.7
Stock Issued--Incentive Plan and Awards           .3        --
Pooled Affiliate--Stock Issued                   2.7        .9
------------------------------------------  --------  --------
Balance at September 30                         93.6      90.6
------------------------------------------  --------  --------
CAPITAL SURPLUS
Balance at January 1                           302.2     303.0
Stock Issued--Incentive Plan and Awards          (.9)      (.4)
Pooled Affiliate--Stock Issued                   6.9       (.4)
------------------------------------------  --------  --------
Balance at September 30                        308.2     302.2
------------------------------------------  --------  --------
RETAINED EARNINGS
Balance at January 1                           762.7     631.9
Net Income                                     160.5     142.1
Dividends Declared on Common Stock             (43.2)    (35.6)
Dividends Declared on Preferred Stock           (6.7)     (5.0)
Pooled Affiliate                                15.1       5.4
------------------------------------------  --------  --------
Balance at September 30                        888.4     738.8
------------------------------------------  --------  --------
NET UNREALIZED LOSS ON SECURITIES
Balance at January 1                           (15.8)      (.4)
Unrealized Gain (Loss), net                     13.1     (12.5)
------------------------------------------  --------  --------
Balance at September 30                         (2.7)    (12.9)
------------------------------------------  --------  --------
TRANSLATION ADJUSTMENTS
Balance at January 1                              --        .6
Sale of Foreign Investment                        --       (.6)
------------------------------------------  --------  --------
Balance at September 30                           --        --
------------------------------------------  --------  --------
COMMON STOCK ISSUABLE--PERFORMANCE PLAN
Balance at January 1                            17.9      11.8
Stock Issuable, net of Stock Issued             (1.4)      8.4
------------------------------------------  --------  --------
Balance at September 30                         16.5      20.2
------------------------------------------  --------  --------
DEFERRED COMPENSATION--ESOP AND OTHER
Balance at January 1                           (38.8)    (43.5)
Compensation Deferred                           (1.4)     (5.3)
Compensation Amortized                           5.6       5.6
------------------------------------------  --------  --------
Balance at September 30                        (34.6)    (43.2)
------------------------------------------  --------  --------
TREASURY STOCK
Balance at January 1                            (8.1)    (11.4)
Stock Options and Awards                        15.4       9.0
Stock Purchased                                (36.1)     (2.4)
------------------------------------------  --------  --------
Balance at September 30                        (28.8)     (4.8)
------------------------------------------  --------  --------
TOTAL STOCKHOLDERS' EQUITY AT SEPTEMBER 30  $1,410.6  $1,260.9
------------------------------------------  --------  --------

CONSOLIDATED STATEMENT OF CASH FLOWS                                   Northern Trust Corporation

                                                                               Nine Months
                                                                            Ended September 30,
                                                                          -----------------------
(In Millions)                                                                  1995        1994
-----------------------------------------------------------------------   ----------    ---------
Cash Flows from Operating Activities:
Net Income                                                                $    160.5    $   142.1
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Provision for Credit Losses                                                  5.0          5.0
    Depreciation on Buildings and Equipment                                     32.2         31.8
    (Increase) Decrease in Interest Receivable                                 (29.7)        14.8
    Increase in Interest Payable                                                 8.8          5.8
    Amortization and Accretion of Securities and Unearned Income              (132.6)         8.4
    Gain on Sale of Foreign Investment                                                      (34.5)
    Net Increase in Trading Account Securities                                 (53.2)       (23.7)
    Other Noncash, net                                                           4.3         89.2
-----------------------------------------------------------------------   ----------    ---------
    Net Cash Flows from Operating Activities                                    (4.7)       238.9
-----------------------------------------------------------------------   ----------    ---------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased
       under Agreements to Resell                                              542.9        384.7
    Net (Increase) Decrease in Time Deposits with Banks                        248.3        (30.6)
    Net Increase in Other Money Market Assets                                   (2.4)       (35.5)
    Purchases of Securities-Held to Maturity                                  (625.4)      (344.3)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity       703.6        374.5
    Purchases of Securities-Available for Sale                             (23,494.1)    (6,798.7)
    Proceeds from Sale, Maturity and Redemption of Securities-Available
       for Sale                                                             22,900.5      5,309.5
    Net Increase in Loans and Leases                                        (1,131.3)      (837.2)
    Purchases of Buildings and Equipment                                       (33.1)       (21.4)
    Sale of Foreign Investment                                                     -         58.1
    Net Decrease in Trust Security Settlement Receivables                       71.2         82.2
    Other, net                                                                   2.9         10.5
-----------------------------------------------------------------------   ----------    ---------
    Net Cash Flows from Investing Activities                                  (816.9)    (1,848.2)
-----------------------------------------------------------------------   ----------    ---------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                       (556.8)       937.7
    Net Increase (Decrease) in Federal Funds Purchased                       1,227.7       (113.5)
    Net Increase (Decrease) in Securities Sold under Agreement to
       Repurchase                                                             (939.7)       392.4
    Net Increase in Commercial Paper                                            21.8         48.2
    Net Increase in Short-Term Other Borrowings                              2,019.9        261.4
    Proceeds from Term Federal Funds Purchased                               2,383.0      3,113.6
    Repayments of Term Federal Funds Purchased                              (2,675.3)    (3,113.8)
    Proceeds from Senior Medium-Term Notes                                         -        330.0
    Repayments of Senior Medium-Term Notes                                    (430.0)      (340.0)
    Proceeds from Notes Payable                                                100.0            -
    Repayment of Notes Payable                                                  (3.7)       (78.5)
    Treasury Stock Purchased-Incentive Plans                                    (2.2)        (0.7)
    Treasury Stock Purchased-Buy Back Program                                  (29.8)           -
    Net Proceeds from Stock Options                                              5.1          3.6
    Cash Dividends Paid on Common and Preferred Stock                          (49.5)       (40.2)
    Other, net                                                                   3.3         (0.7)
-----------------------------------------------------------------------   ----------    ---------
    Net Cash Flows from Financing Activities                                 1,073.8      1,399.5
-----------------------------------------------------------------------   ----------    ---------
    Increase (Decrease) in Cash and Due from Banks                             252.2       (209.8)
    Cash and Due from Banks at Beginning of Year                             1,192.5      1,519.7
-----------------------------------------------------------------------   ----------    ---------
Cash and Due from Banks at September 30                                   $  1,444.7    $ 1,309.9
-----------------------------------------------------------------------   ----------    ---------
Schedule of Noncash Investing and Financing Activities:
    Acquisition of Affiliate for Stock                                    $     24.7    $     6.4
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings         $    543.4    $   352.1
    Income Taxes Paid                                                           42.6         30.3
-----------------------------------------------------------------------   ----------    ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1995 and 1994 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders.


2. SECURITIES - The following table summarizes the book and fair values of securities.

                              September 30, 1995     December 31, 1994     September 30, 1994
                             --------------------  ---------------------  --------------------
                                Book       Fair      Book       Fair        Book       Fair
(In Millions)                  Value      Value      Value      Value       Value      Value
---------------------------  ---------  ---------  ---------  ----------  ---------  ---------
Held to Maturity
  U.S. Government             $  102.0   $  102.0   $  137.2    $  137.0   $  105.5   $  105.4
  Obligations of States
   and Political Subdivisions    435.7      465.7      474.5       491.3      455.1      481.4
  Federal Agency                  22.2       22.1          -           -          -          -
  Other                           30.3       30.3       29.6        29.6       29.9       29.9
---------------------------   --------   --------   --------    --------   --------   --------
 Subtotal                        590.2      620.1      641.3       657.9      590.5      616.7
---------------------------   --------   --------   --------    --------   --------   --------

Available for Sale
  U.S. Government              1,512.0    1,512.0      801.3       801.3      861.3      861.3
  Federal Agency               3,414.2    3,414.2    3,251.5     3,251.5    3,611.8    3,611.8
  Preferred Stock                164.8      164.8      196.6       196.6      200.6      200.6
  Other                          117.0      117.0      158.4       158.4      167.2      167.2
---------------------------   --------    -------    -------     -------   --------   --------
 Subtotal                      5,208.0    5,208.0    4,407.8     4,407.8    4,840.9    4,840.9
---------------------------   --------   --------   --------    --------   --------   --------
Trading Account                   57.2       57.2        4.0         4.0       60.0       60.0
---------------------------   --------   --------   --------    --------   --------   --------
Total Securities              $5,855.4   $5,885.3   $5,053.1    $5,069.7   $5,491.4   $5,517.6
---------------------------   --------   --------   --------    --------   --------   --------

Reconciliation of Book
 Values to Fair Values of
 Securities Held to Maturity                           September 30, 1995
---------------------------                ----------------------------------------
                                            Book       Gross Unrealized       Fair
(In Millions)                              Value       Gains     Losses      Value
---------------------------                ------      ----- ----------      ------
Held to Maturity
  U.S. Government                          $102.0      $  .1        $.1      $102.0
  Obligations of States
   and Political Subdivisions               435.7       30.1         .1       465.7
  Federal Agency                             22.2          -         .1        22.1
  Other                                      30.3          -          -        30.3
---------------------------                ------      -----         --      ------
Total                                      $590.2      $30.2        $.3      $620.1
---------------------------                ------      -----        ---      ------


Reconciliation of
 Amortized Cost to Fair
 Values of
 Securities Available for
 Sale                                    September 30, 1995
---------------------------  -------------------------------------------
                                           Gross Unrealized
                             Amortized    -------------------     Fair
(In Millions)                   Cost       Gains       Losses     Value
---------------------------  ---------    --------  ---------   --------
Available for Sale
     U.S. Government          $1,514.8      $1.1       $3.9     $1,512.0
     Federal Agency            3,410.4       5.0        1.2      3,414.2
     Preferred Stock             164.9        .2         .3        164.8
     Other                       119.1        .5        2.6        117.0
---------------------------   --------   --------    --------   --------
Total                         $5,209.2      $6.8       $8.0     $5,208.0
---------------------------   --------   --------    --------   --------


Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $.8 million and $3.8 million, respectively, as of September 30, 1995. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of September 30, 1995, stockholders' equity included a charge of $2.7 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.


3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $5.2 billion on September 30, 1995, $3.7 billion on December 31, 1994 and $4.8 billion on September 30, 1994.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $911.0 million on September 30, 1995, $819.9 million on December 31, 1994 and $833.4 million on September 30, 1994.


5. LOANS AND LEASES - Amounts outstanding in selected loan categories are shown below.


                             September 30  December 31  September 30
                             ------------  -----------  ------------
(In Millions)                    1995          1994         1994
---------------------------  ------------  -----------  ------------
Domestic
  Commercial                   $3,207.6     $2,672.0      $2,672.7
  Residential Real Estate       3,750.6      3,299.1       3,244.9
  Commercial Real Estate          505.4        494.1         472.7
  Broker                          225.0        274.6         356.8
  Consumer                        772.0        662.1         622.5
  Other                           706.4        642.1         452.2
  Lease Financing                 181.5        159.9         148.1
---------------------------    --------     --------      --------
Total Domestic                  9,348.5      8,203.9       7,969.9
International                     459.8        386.7         482.7
---------------------------    --------     --------      --------
Total Loans and Leases         $9,808.3     $8,590.6      $8,452.6
---------------------------    --------     --------      --------

At September 30, 1995, other domestic and international loans include $946.9 million of overnight trust-related advances in connection with next day security settlements, compared with $716.6 million at December 31, 1994 and $609.9 million at September 30, 1994.

Northern Trust adopted Statements of Financial Accounting Standards Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. These statements provide guidance as to when loans should be classified and reported as impaired and address how the reserve for credit losses related to these loans should be determined. Any shortfall in the estimated value of an impaired loan compared with the recorded investment of the loan, is identified as an allocated portion of the reserve for credit losses and is one of the factors considered by management in their overall assessment of reserve adequacy. No changes were required to Northern Trust's accounting policies for loans, charge-offs and interest income as a result of adopting these statements. These policies are described in Notes to Consolidated Financial Statements (Footnotes 1E and 1F) in the 1994 Annual Report.

At September 30, 1995, nonperforming assets totaled $35.4 million. Included in this amount were loans with a recorded investment of $27.7 million which were also classified as impaired. Impaired loans totaling $24.5 million had no portion of the reserve for credit losses allocated to them, while $3.2 million had an allocated reserve of $.4 million. For the third quarter of 1995, the total recorded investment in impaired loans averaged $29.0 million. Total interest income recognized on impaired loans for the quarter ended September 30, 1995 was $149 thousand, most of which was recognized using the cash-basis method of accounting.


6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows.

                                                 Nine Months
                                             Ended September 30
                                             -------------------
(In Millions)                                 1995         1994
-------------                                ------      -------
Balance at Beginning of Period               $144.8       $145.5
 Charge-Offs                                   (7.8)        (8.8)
 Recoveries                                     3.0          3.2
                                             ------       ------
Net Charge-Offs                                (4.8)        (5.6)
Provision for Credit Losses                     5.0          5.0
Reserve Related to Acquisitions                 2.3           -
                                             ------       ------
Balance at End of Period                     $147.3       $144.9
                                             ------       ------

7. ACQUISITIONS - The acquisition of Tanglewood Bancshares, Inc., parent company of Tanglewood Bank N.A. Houston was completed on July 31, 1995 for $32.5 million in cash.

On October 31, 1995 Northern Trust completed the acquisition of RCB International, Inc. (RCB), an international provider of institutional investment management services. RCB shareholders received at closing $11.0 million in cash, $.6 million in notes and 392.4 thousand shares of Northern Trust Corporation common stock. The transaction was recorded under the purchase method of accounting. In addition, 216.1 thousand shares of Northern Trust Corporation common stock and $2.6 million in cash were allocated for various deferred compensation plans and other deferred payment arrangements. Shares and cash available under these deferred payment arrangements are payable over one to seven years and are contingent upon continued employment, non-competition agreements and, in some cases, meeting predetermined performance goals.


8. NOTES PAYABLE - Under the terms of a September 6, 1995 Offering Circular, The Northern Trust Company has the ability to offer from time to time up to $1.7 billion aggregate principal amount at any time outstanding of its senior bank notes (less certain medium-term bank notes issued prior to April 1993 and still outstanding), with maturities ranging from 30 days to 15 years and may offer up to $300 million aggregate principal amount of its subordinated bank notes with maturities ranging from 5 years to 15 years. On September 19, 1995, The Northern Trust Company issued $100 million of 6.7% Subordinated Notes due 2005.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



THIRD QUARTER EARNINGS HIGHLIGHTS

Net income for the third quarter totaled a record $58.1 million, an increase of 21% from the $48.0 million reported in the third quarter of 1994. Net income per common share on a fully diluted basis increased 18% to $.98 from $.83 in 1994. This earnings performance produced an annualized return on average common equity (ROE) of 18.11% versus 17.02% reported last year and an annualized return on average assets (ROA) of 1.14% versus 1.05% in 1994. Record levels of trust fees, foreign exchange trading profits, and net interest income contributed to the quarter's performance. Total noninterest expenses increased 5.5% from the previous year while declining from the first and second quarters of 1995.


NONINTEREST INCOME

Noninterest income increased 14% and totaled $173.4 million for the quarter, accounting for 64% of total taxable equivalent revenue. Trust fees, which represent 73% of noninterest income and 47% of total taxable equivalent revenue, grew 10% or $11.5 million over the comparable quarter of last year reaching $127.3 million. The increase reflects an 8% growth level in Corporate and Institutional Services (C&IS) and a 12% increase in Personal Financial Services
(PFS). Total trust assets under administration at quarter-end were $585.4 billion, up $90.6 billion from one year ago.

Trust fees from C&IS increased $4.9 million to $64.8 million. The increase in fees reflects new business and strong growth across all products, particularly custody, retirement services, securities lending and investment management. Custody fees increased $1.6 million and totaled $30.6 million for the quarter. The growth was centered primarily in domestic custody driven by an increase in transaction-based fee revenues and new business from both new and existing clients. Fees from retirement services generated by Hazlehurst & Associates, Inc. increased 18% from the year ago quarter. Domestic securities lending fees, up 28% versus last year, reflect a 26% increase in the volume of securities loaned as well as higher spreads earned from the investment of the cash collateral. Investment management fees increased 26%, primarily as a result of new business. C&IS trust assets under administration grew 18% or $80.4 billion over last year and now total $525.0 billion. C&IS assets under the management of Northern Trust total $60.6 billion, up 29% from a year ago.

PFS trust fees amounted to $62.5 million, up 12% or $6.6 million from the corresponding 1994 quarter. Total personal trust assets under administration increased $10.2 billion over last year and totaled $60.4 billion, with $36.6 billion under management. The primary contributors to this fee growth were the Wealth Management Group and PFS offices in Chicago, Florida and California.
PFS fees benefited from new business growth and higher market values of assets under administration. The increase in trust fees also reflects the contribution of Beach Bank, a March 31, 1995 acquisition.

Security commissions and trading income totaled $5.8 million, compared with $4.4 million reported in the third quarter of last year. The increase resulted primarily from a higher volume of trading activity by individual clients.

Other operating income in the quarter totaled $40.0 million, compared to $32.6 million in the third quarter of 1994. The principal items included in other operating income are foreign exchange trading profits and treasury management fees. Foreign exchange trading profits were at record levels and totaled $16.2 million, an increase of $6.6 million. Foreign exchange revenues, which are generated in both Chicago and London, have benefited from an increase in cross-border investment activities of Master Trust/Master Custody clients and favorable market conditions. The fee portion of treasury management revenues rose 9% to $12.5 million. Total treasury management revenues, which, in addition to fees, include the value of compensating deposit balances, increased during the quarter and reflect growth across each treasury management product, particularly electronic services. These revenues increased despite the fact that $.8 million was credited to treasury management clients as a result of a retroactive reduction in FDIC deposit insurance premiums.


NET INTEREST INCOME

Net interest income for the third quarter totaled $89.4 million, 5% higher than the $85.0 million reported in the third quarter of 1994. Net interest income is defined as the total of interest income and amortized fees on earning assets less interest expense on deposits and borrowed funds adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the third quarter was $98.9 million, up 6% from the $93.2 million reported in 1994. This increase is due to higher levels of average earning assets, reflecting in part the Beach Bank acquisition and the acquisition of Tanglewood Bank on July 31.

Earning assets for the third quarter averaged $17.8 billion, up 11% from the $16.0 billion in the third quarter of 1994. The $1.8 billion growth in earning assets reflects an 11% or $922 million increase in average loans, a $1.6 billion or 30% growth in average securities and a $685 million or 28% decrease in average money market assets.

Overall loan volume reflected a $1.0 billion or 13% increase in domestic lending, which was partially offset by a decline in international lending. Approximately 46% of the increase in domestic lending is attributable to residential mortgage loans now accounting for 39% of the total average loan portfolio. Commercial and industrial loans grew 13% or $372 million to average $3.1 billion for the quarter. In addition, domestic and international overnight advances related to processing certain trust client investments averaged $697 million, up $118 million from a year ago. Securities for the quarter averaged $6.7 billion, up 30% from the $5.1 billion reported last year, due primarily to a $1.4 billion increase in short-term federal agency securities. The decline in money market assets of $685 million was due to short-term interest rates providing fewer opportunities to add marginal net interest income.

The growth in average earning assets was funded primarily by increased levels of interest-bearing time deposits, federal funds purchased and other borrowings, and noninterest-related funds. Interest-bearing deposits averaged $9.4 billion, up $705 million from the third quarter of 1994. This growth came principally from savings certificates (up $893 million), partially offset by a $239 million decline in foreign office time deposits. The 72% increase in the average volume of savings certificates is due in large part to successful certificate of deposit campaigns conducted periodically during last year's fourth quarter and the first quarter of 1995. Average noninterest-related funds increased $163 million, due primarily to growth in stockholders' equity. Total average stockholders' equity increased $150 million or 12% from the third quarter of 1994. The increase primarily reflects the growth in retained earnings.

The net interest margin decreased to 2.21% compared with 2.31% last year due primarily to narrowing spreads between short-term assets and various short-term funding sources. Also contributing to the decline in the net interest margin was the increase in the level of nonearning trust-related overnight advances.


PROVISION FOR CREDIT LOSSES

The provision for credit losses of $2.0 million compares to $1.0 million in the third quarter of 1994. For a discussion of the reserve for credit losses, refer to the Asset Quality section on pages 14 and 15.


NONINTEREST EXPENSES

Noninterest expenses totaled $175.5 million for the quarter, up 5.5% from $166.2 million in the third quarter of 1994 and less than the Corporation's noninterest expenses for each of the first two quarters of 1995. The third quarter expenses included a $3.9 million pension settlement charge for retiring officers, $1.2 million in staff-related severance costs and approximately $2.3 million of expenses from the Beach Bank and Tanglewood Bank acquisitions. These expenses were largely offset by a $4.6 million refund in FDIC deposit insurance premiums paid for the June through September 1995 period. The majority of the remaining increase in noninterest expenses was concentrated primarily in technology spending and personal trust business expansion.

Salaries and benefits, which represent 60% of total noninterest expenses, increased 6% to $104.4 million. The principal items contributing to the change were merit increases, incentive compensation, severance costs, and additions to staff at Hazlehurst & Associates to support Northern's growing retirement services business and from the Beach Bank and Tanglewood Bank acquisitions. Higher costs related to retirement benefits, health care and payroll taxes also contributed to the overall increase. Staff on a full-time equivalent basis totaled 6,465 at September 30, 1995. Adjusting for the positions added by the Beach Bank and Tanglewood Bank acquisitions, staff levels declined by 285 positions since the end of 1994.

Net occupancy expenses totaled $15.6 million, up 9% or $1.2 million from $14.4 million in the third quarter of 1994. The principal components of the increase were higher real estate taxes and utility costs, amortization and depreciation of leasehold improvements and buildings, as well as expansion costs related to the opening of new offices in Florida, Illinois and Texas.

Equipment expense, which includes depreciation, rental, and maintenance costs, totaled $12.0 million, up $1.2 million or 11% from the third quarter of 1994. The principal components of the increase were higher rental costs for computers and equipment and increased depreciation expense primarily related to personal computers.

Other operating expenses totaled $43.5 million, up 2% from $42.3 million in the third quarter of 1994. Reflected in other operating expenses is the $3.9 million pension settlement charge, as well as a credit for the $4.6 million refund of FDIC deposit insurance premiums. Increases in computer software amortization, up $2.4 million to $8.7 million, along with higher costs incurred from processing errors, were partially offset by lower levels of professional service costs, transaction-based depository fees and other real estate owned operating costs.


PROVISION FOR INCOME TAXES

The provision for income taxes was $27.2 million for the third quarter compared with $22.4 million in the year ago quarter. The higher tax provision in 1995 resulted from the growth in taxable earnings for federal income tax purposes while tax-exempt income declined slightly. Partially offsetting this was a lower state income tax provision due to increased levels of tax-exempt income for state purposes. The effective tax rate was 32% for both years.


NINE MONTHS EARNINGS HIGHLIGHTS

Net income totaled $160.5 million for the nine months ended September 30, 1995 compared to $142.1 million last year, an increase of 13%. On a fully diluted basis, net income per common share was $2.71, up 9% from the $2.47 earned last year. The ROE for the nine month period was 17.37% versus 17.64% one year ago, while the ROA was 1.12% versus 1.07% in 1994.

Noninterest income increased 5% to $503.5 million from $481.0 million in the like period of 1994. Excluding the $28.5 million gain recorded from the 1994 sale of the Corporation's interest in Banque Scandinave en Suisse (BSS), the year-to-year increase was $51.0 million or 11%. Noninterest income comprised 63% of total taxable equivalent revenue. Trust fees totaled $371.4 million, up 10% from $338.8 million last year. Security commissions and trading income totaled $16.9 million, down $.3 million from the $17.2 million earned last year. Other operating income, exclusive of the BSS gain from the prior year, increased 19% to $114.7 million. Foreign exchange trading profits were at record levels and totaled $43.0 million, an increase of $17.2 million compared with one year ago. The fee portion of treasury management revenues totaled $36.9 million, a 5% improvement from the $35.1 million reported in 1994. Total treasury management revenues, which, in addition to fees, include the value of compensating deposit balances, also increased and contributed to the improvement in net interest income.

Net interest income stated on a fully taxable equivalent basis totaled a record $294.5 million, up 8% from the $272.1 million reported in the like period of 1994. The provision for credit losses remained unchanged at $5.0 million. Net loan charge-offs declined to $4.8 million from $5.6 million in 1994. Noninterest expenses totaled $530.7 million, up 3% from $515.6 million in 1994. Exclusive of nonrecurring charges in 1994, total noninterest expenses increased 7% from prior year levels.


BALANCE SHEET

Total assets as of September 30, 1995 were $20.2 billion and averaged $19.1 billion for the first nine months, up 8% from last year's average of $17.7 billion. With increased lending activity, in addition to the Beach Bank and Tanglewood Bank acquisitions, loans and leases totaled $9.8 billion at September 30, 1995, and averaged $9.0 billion for the first nine months. This compares with $8.5 billion in total loans at September 30, 1994 and $8.2 billion on average for the first nine months of last year. Driven primarily by continued strong earnings growth and the acquisition of Beach Bank, common stockholders' equity increased 14% and totaled $1.24 billion at September 30, 1995, versus $1.09 billion at September 30, 1994. Total stockholders' equity also increased and totaled $1.41 billion at September 30, 1995 compared with $1.26 billion at September 30, 1994.

During the quarter, the Corporation purchased approximately 630,000 common shares in connection with its stock buyback program. The Northern Trust Company successfully completed a $100 million subordinated bank note offering, adding Tier 2 capital at favorable rates. Northern Trust's risk-based capital ratios remained strong at 8.9% for tier 1 and 12.7% for total capital at September 30, 1995. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 6.2% at September 30, 1995, also exceeded the regulatory requirement of 3%.

Refer to footnote 7 in Notes to Consolidated Financial Statements for a description of acquisitions.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and leases, restructured loans, and other real estate owned (OREO). Nonperforming assets at September 30, 1995 totaled $35.4 million, compared with $30.0 million at December 31, 1994 and $39.2 million at September 30, 1994. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $30.4 million, or .33% of total domestic loans and leases at September 30, 1995. Included in this total are commercial real estate loans of $5.0 million.

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

Nonperforming Assets and 90 Day Past Due Loans and Leases

                                    September 30  June 30  December 31  September 30
(In Millions)                           1995       1995       1994          1994
------------------------------------------------------------------------------------
Nonaccrual Loans
 Domestic                               $30.4      $29.8      $26.5         $34.3
 International                             .4         .7        1.3           1.3
------------------------------------------------------------------------------------
 Total Nonaccrual Loans                  30.8       30.5       27.8          35.6
Restructured Loans                        2.8        2.8          -             -
OREO                                      1.8        1.2        2.2           3.6
------------------------------------------------------------------------------------
Total Nonperforming Assets              $35.4      $34.5      $30.0         $39.2
------------------------------------------------------------------------------------
Total 90 Day Past Due Loans
(still accruing)                        $21.5      $14.1      $17.3         $23.9
------------------------------------------------------------------------------------

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

The 1995 third quarter provision for credit losses was $2.0 million, compared with $1.0 million in 1994. Net charge-offs totaled $1.8 million in the third quarter of 1995 versus net charge-offs of $1.0 million last year. The reserve for credit losses was $147.3 million, equal to 1.50% of outstanding loans at September 30, 1995. This compares with $144.8 million or 1.69% of outstanding loans at December 31, 1994 and $144.9 million or 1.71% of outstanding loans at September 30, 1994. The lower reserve to outstanding loans ratio at September 30, 1995 is attributable to loan growth, a significant portion of which is in low-risk residential lending and overnight trust related advances.

The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and net charge-offs. Management's assessment of the current U.S. economy, the financial condition of certain clients facing financial difficulties, bank acquisitions and portfolio growth were primary factors impacting management's decision to increase the reserve for credit losses to $147.3 million at September 30, 1995, up slightly from December 31, 1994 and September 30, 1994.

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

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                              THIRD QUARTER
                            --------------------------------------------------
(Interest and rate on a               1995                      1994
taxable equivalent basis)   ------------------------  ------------------------
($ Amounts in Millions)     INTEREST    VOLUME  RATE  Interest    Volume  Rate
--------------------------  -------- --------- -----  -------- --------- -----
AVERAGE EARNING ASSETS
Money Market Assets
 Federal Funds Sold and
  Repurchase Agreements      $  1.9  $   125.7  6.04%  $  2.0  $   177.8  4.65%
 Time Deposits with Banks      22.4    1,604.2  5.53     26.1    2,107.6  4.90
 Other                           .2        9.9  8.76      1.7      139.6  4.88
--------------------------   ------  --------- -----   ------  --------- -----
Total Money Market Assets      24.5    1,739.8  5.59     29.8    2,425.0  4.88
--------------------------   ------  --------- -----   ------  --------- -----
Securities
 U.S. Government               20.1    1,339.6  5.94     13.5    1,172.3  4.59
 Obligations of States and
  Political Subdivisions       11.5      433.1 10.61     12.6      454.9 11.04
 Federal Agency                69.8    4,499.3  6.16     36.8    3,054.8  4.79
 Other                          5.2      341.6  6.09      5.3      403.2  5.23
 Trading Account                1.1       63.7  7.02      1.2       55.5  8.01
--------------------------   ------  --------- -----   ------  --------- -----
Total Securities              107.7    6,677.3  6.41     69.4    5,140.7  5.37
--------------------------   ------  --------- -----   ------  --------- -----
Loans and Leases              163.1    9,356.9  6.91    130.5    8,434.9  6.14
--------------------------   ------  --------- -----   ------  --------- -----
Total Earning Assets         $295.3  $17,774.0  6.59%  $229.7  $16,000.6  5.70%
--------------------------   ------  --------- -----   ------  --------- -----
AVERAGE SOURCE OF FUNDS
Deposits
 Savings and Money Market
  Deposits                   $ 27.5  $ 3,327.0  3.28%  $ 22.1  $ 3,391.6  2.58%
 Savings Certificates          32.6    2,124.7  6.09     14.4    1,232.0  4.66
 Other Time                     8.6      584.8  5.82      5.5      469.5  4.59
 Foreign Offices Time          43.4    3,338.4  5.15     38.2    3,576.9  4.24
--------------------------   ------  --------- -----   ------  --------- -----
Total Deposits                112.1    9,374.9  4.74     80.2    8,670.0  3.67
Federal Funds Purchased        29.9    2,047.1  5.80     13.3    1,163.7  4.54
Repurchase Agreements          26.6    1,830.6  5.76     19.8    1,779.5  4.41
Commercial Paper                2.1      147.5  5.86      1.7      153.5  4.59
Other Borrowings               17.8    1,292.0  5.47      6.6      668.8  3.94
Senior Medium-Term Notes        2.8      174.6  6.44      9.5      801.6  4.69
Notes Payable                   5.1      254.1  7.90      5.4      273.6  7.91
--------------------------   ------  --------- -----   ------  --------- -----
Total Interest-Related
 Funds                        196.4   15,120.8  5.15    136.5   13,510.7  4.01
--------------------------   ------  --------- -----   ------  --------- -----
Interest Rate Spread             --         --  1.44%      --         --  1.69%
--------------------------   ------  --------- -----   ------  --------- -----
Noninterest-Related Funds        --    2,653.2    --       --    2,489.9    --
--------------------------   ------  --------- -----   ------  --------- -----
Total Source of Funds        $196.4  $17,774.0  4.38%  $136.5  $16,000.6  3.39%
--------------------------   ------  --------- -----   ------  --------- -----
NET INTEREST INCOME/MARGIN   $ 98.9         --  2.21%  $ 93.2         --  2.31%
--------------------------   ------  --------- -----   ------  --------- -----

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

                          THIRD QUARTER
                             1995/94       NINE MONTHS 1995/94
                        ------------------ ---------------------
                         CHANGE DUE
                             TO            CHANGE DUE TO
                        ------------       -------------
(In Millions)           VOLUME  RATE TOTAL VOLUME   RATE   TOTAL
----------------------  ------ ----- ----- ------ ------  ------
Earning Assets           $29.0 $36.6 $65.6  $77.7 $139.0  $216.7
Interest-Related Funds    23.5  36.4  59.9   50.0  144.3   194.3
----------------------   ----- ----- -----  ----- ------  ------
Net Interest Income      $ 5.5 $  .2 $ 5.7  $27.7 $ (5.3) $ 22.4
----------------------   ----- ----- -----  ----- ------  ------

                                Northern Trust Corporation

                             NINE MONTHS
        --------------------------------------------------
              1995                          1994
        ------------------------  ------------------------
        INTEREST    VOLUME  RATE  Interest    Volume  Rate
        -------- --------- -----  -------- --------- -----
         $  9.3  $   205.4  6.09%  $  6.0  $   197.7  4.07%
           69.9    1,647.2  5.67     74.7    2,154.4  4.63
             .7       12.7  7.07      4.4      140.1  4.22
         ------  --------- -----   ------  --------- -----
           79.9    1,865.3  5.73     85.1    2,492.2  4.57
         ------  --------- -----   ------  --------- -----
           45.9    1,083.8  5.65     61.9    2,052.9  4.03
           36.0      442.1 10.87     39.9      469.4 11.32
          197.4    4,166.7  6.33     63.3    1,882.7  4.50
           17.1      366.7  6.23     14.2      372.3  5.08
            2.6       49.3  7.14      3.3       55.2  7.90
         ------  --------- -----   ------  --------- -----
          299.0    6,108.6  6.54    182.6    4,832.5  5.05
         ------  --------- -----   ------  --------- -----
          467.8    8,958.5  6.98    362.3    8,214.2  5.90
         ------  --------- -----   ------  --------- -----
         $846.7  $16,932.4  6.68%  $630.0  $15,538.9  5.42%
         ------  --------- -----   ------  --------- -----
         $ 81.5  $ 3,293.3  3.31%  $ 61.8  $ 3,436.2  2.40%
           87.7    1,949.2  6.02     38.2    1,162.4  4.40
           23.0      527.4  5.82     12.9      399.8  4.30
          141.2    3,607.6  5.23     92.4    3,105.3  3.98
         ------  --------- -----   ------  --------- -----
          333.4    9,377.5  4.75    205.3    8,103.7  3.39
           62.1    1,416.2  5.86     40.1    1,408.7  3.81
           75.7    1,731.8  5.84     39.5    1,349.8  3.91
            6.4      145.9  5.89      4.0      135.9  3.98
           44.2    1,089.1  5.43     27.5    1,101.0  3.34
           15.5      340.2  6.05     23.5      785.7  3.98
           14.9      247.9  8.02     18.0      308.8  7.81
         ------  --------- -----   ------  --------- -----
          552.2   14,348.6  5.14    357.9   13,193.6  3.63
         ------  --------- -----   ------  --------- -----
             --         --  1.54%      --         --  1.79%
         ------  --------- -----   ------  --------- -----
             --    2,583.8    --       --    2,345.3    --
         ------  --------- -----   ------  --------- -----
         $552.2  $16,932.4  4.36%  $357.9  $15,538.9  3.08%
         ------  --------- -----   ------  --------- -----
         $294.5         --  2.32%  $272.1         --  2.34%
         ------  --------- -----   ------  --------- -----

                          PART II - OTHER INFORMATION


Item 5.  Other Information

         On October 3, 1995, William A. Osborn became Chairman and Chief Executive Officer and Barry G. Hastings became President and Chief Operating Officer, implementing a previously announced succession plan approved by the Corporation's Board of Directors. Their elections followed the retirement of David W. Fox after 40 years of service with the Corporation and its principal subsidiary, The Northern Trust Company.


Item 6.  Exhibits and Reports on Form 8-K

   (a.)  Exhibits
         --------

         Exhibit (3)  Amendment to By-laws of the Corporation and By-laws as amended.

         Exhibit (4)  Instruments Defining the Rights of Security Holders

                      (i) Form of The Northern Trust Company's Global Senior Bank Note (Fixed Rate).

                      (ii) Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate).

                      (iii) Form of The Northern Trust Company's Global Subordinated Medium-Term Bank Note (Fixed Rate).

                      (iv) Form of The Northern Trust Company's Global Subordinated Medium-Term Bank Note (Floating Rate).

         Exhibit (11)   Computation of Per Share Earnings

         Exhibit (27)    Financial Data Schedule


   (b.)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed for the three months ended September 30, 1995.

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



                                       NORTHERN TRUST CORPORATION
                                       --------------------------
                                              (Registrant)



Date:  November 13, 1995               By:  PERRY R. PERO
                                          ------------------------------
                                            PERRY R. PERO
                                            Senior Executive Vice President
                                            and Chief Financial Officer



Date:  November 13, 1995               By:  HARRY W. SHORT
                                          ------------------------------
                                            HARRY W. SHORT
                                            Senior Vice President and Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



The following exhibits have been filed herewith.


Exhibit
Number      Description
------      -----------

 (3)        Amendment to By-laws of the Corporation and By-laws as amended.


 (4)        Instruments Defining the Rights of Security Holders

            (i) Form of The Northern Trust Company's Global Senior Bank Note (Fixed Rate).

            (ii) Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate).

            (iii) Form of The Northern Trust Company's Global Subordinated Medium-Term Bank Note (Fixed Rate).

            (iv) Form of The Northern Trust Company's Global Subordinated Medium-Term Bank Note (Floating Rate).

(11)        Computation of Per Share Earnings.

(27)        Financial Data Schedule.


21