Form 10-K405
period 1995-12-31
NORTHERN TRUST CORP
filed 1996-03-12
CIK 73124

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        -----------------------------



                                  FORM 10-K


    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



                  For the fiscal year ended December 31, 1995

                                      OR


    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


              For the transition period from__________to________________

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

                        -----------------------------


       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.66 2/3 Par Value

                                 ----------

                        Preferred Stock Purchase Rights

                                 ----------

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

     At February 5, 1996, 56,965,427 shares of Common Stock, $1.66 2/3 par value, were outstanding, and the aggregate market value of the common stock (based upon the last sale price of the common stock at February 5, 1996, as reported by the NASDAQ Stock Market) held by non-affiliates was approximately $2,711,905,940. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:
     Annual Report to Stockholders for the Fiscal Year Ended December 31,
       1995 - Part I and Part II
     1996 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1996 - Part III

===============================================================================

                          Northern Trust Corporation

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                                    INDEX

                                                                          Page

PART I

Item 1    Business.......................................................   4

          Supplemental Item--Executive Officers of the Registrant........  22

Item 2    Properties.....................................................  23

Item 3    Legal Proceedings..............................................  23

Item 4    Submission of Matters to a Vote of Security Holders............  23


PART II

Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................  24

Item 6    Selected Financial Data........................................  24

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  24

Item 8    Financial Statements and Supplementary Data....................  24

Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  24


PART III

Item 10   Directors and Executive Officers of the Registrant.............  25

Item 11   Executive Compensation.........................................  25

Item 12   Security Ownership of Certain Beneficial Owners
            and Management...............................................  25

Item 13   Certain Relationships and Related Transactions.................  25


PART IV

Item 14   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................  26

Signatures...............................................................  27

Exhibit Index............................................................  28

                                    PART I

Item 1-Business

                          NORTHERN TRUST CORPORATION

     Northern Trust Corporation (Corporation) is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Corporation was organized in Delaware in 1971 and on December 1 of that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district. The Corporation also owns two banks in Florida, one bank in each of Arizona, California and Texas, Connecticut and New York trust companies and various other nonbank subsidiaries, including a securities brokerage firm, a retirement services company and a futures commission merchant. The Corporation expects that although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

     At December 31, 1995, Northern Trust had consolidated total assets of approximately $19.9 billion and stockholders' equity of $1.5 billion. At June 30, 1995 Northern Trust was the third largest bank holding company headquartered in Illinois and the 38th largest in the United States, based on consolidated total assets of approximately $19.3 billion on that date.

                          THE NORTHERN TRUST COMPANY

     The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its one hundred and seventh year, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 1995, the Bank had consolidated assets of approximately $15.2 billion. At June 30, 1995, the Bank was the third largest bank in Illinois and the 41st largest in the United States, based on consolidated total assets of approximately $15.1 billion on that date.

     The Bank currently has eight active wholly owned subsidiaries: The Northern Trust International Banking Corporation, NorLease, Inc., MFC Company, Inc., Nortrust Nominees Ltd., The Northern Trust Company U.K. Pension Plan Limited, The Northern Trust Company, Canada, Northern Global Financial Services Limited and Northern Trust Trade Services, Limited. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. NorLease, Inc. was established by the Bank to enable it to broaden its leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, was established to offer institutional trust products and services to Canadian entities. Northern Global Financial Services Ltd., located in Hong Kong, provides securities lending and relationship services for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services, Limited provides trade finance services.

                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

     On February 29, 1996, three Illinois banking subsidiaries of the Corporation merged into the Bank: Northern Trust Bank/O'Hare N.A., Northern Trust Bank/DuPage, and Northern Trust Bank/Lake Forest N.A. As a result, the Bank now operates fourteen offices in the Chicago metropolitan area. The Corporation's Florida banking subsidiaries, Northern Trust Bank of Florida N.A., headquartered in Miami, and the Northern Trust Bank of Vero Beach, at December 31, 1995, had twenty-two offices located throughout Florida, with total assets of approximately $1.8 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 1995 had total assets of approximately $315 million and served clients from five office locations. The Corporation has a Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas. It had six office locations and total assets of approximately $456 million at December 31, 1995. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31, 1995, it had six office locations and total assets of approximately $288 million.

     The Corporation has several nonbank subsidiaries. Among them are Northern Trust Securities, Inc. which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Futures Corporation is a futures commission merchant. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. Berry, Hartell, Evers & Osborne, Inc. is an investment management firm in San Francisco, California. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the United States. Hazlehurst & Associates, Inc. is a retirement benefit plan services company in Atlanta, Georgia. RCB International, Inc. in Stamford, Connecticut is an international provider of institutional investment management services, and the parent of RCB Trust Company.

                             INTERNAL ORGANIZATION

     Northern Trust, under Chairman and Chief Executive Officer William A. Osborn, organizes client services into two principal business units: Corporate and Institutional Services and Personal Financial Services. In addition, the Worldwide Operations and Technology business unit encompasses all trust and banking operations and systems activities. These three business units, along with Investment Services, Corporate Compliance and Corporate Support Services, report to President and Chief Operating Officer Barry G. Hastings. Also, a Risk Management unit focuses on financial and risk management.

     The following is a brief summary of each unit's business activities.

Corporate and Institutional Services (C&IS)

     Corporate and Institutional Services (C&IS), headed by Sheila A. Penrose, Executive Vice President of the Corporation and of the Bank, provides trust, commercial banking and treasury management services to corporate and institutional clients.

     Trust activities encompass services for owners of securities in the United States and foreign markets, as well as securities lending, asset management, and related cash management services. Master Trust and Master Custody are the principal products. Services with respect to securities traded in markets foreign to the client is provided primarily through the Bank's London Branch. Related foreign exchange services are also rendered at the London Branch as well as in Chicago.

     As measured by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services in various market segments. At December 31, 1995, total assets under administration were $550.5 billion. The major market segments served are large U.S. corporate, middle market, institutional (insurance companies, foundations and endowments, and correspondent trust services), and international clients, and public and union retirement funds. The Northern Trust Company of New York, The Northern Trust Company, Canada, NorLease, Inc., The Northern Trust International Banking Corporation, Northern Futures Corporation, Hazlehurst & Associates, Inc., and RCB International, Inc. are also included in C&IS.

     A full range of commercial banking services is offered through the Bank which places special emphasis on developing institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Credit services are administered in two groups: a Large Corporations Group and a Financial Institutions Group.

     Treasury management services are provided to corporations and financial institutions and include products and services, including lockbox collection, controlled disbursement products and electronic banking, to accelerate cash collections, control disbursement outflows, and generate information to manage cash positions.

Personal Financial Services (PFS)

     Services to individuals is another major dimension of the trust business. Headed by Mark Stevens, Executive Vice President of the Corporation and the Bank, Personal Financial Services (PFS) encompasses personal trust, estate administration, personal banking, mortgage lending and trust and banking services to middle market companies. A key element of the personal trust business is to provide private banking and trust services to targeted high net worth individuals in rapidly growing areas of wealth concentration.

     PFS services are delivered through the Bank and a network of banking subsidiaries located in Florida, Arizona, California and Texas. PFS is one of the largest bank managers of personal trust assets in the United States, with total assets under administration of $63.4 billion at December 31, 1995.

     Northern Trust Securities, Inc. and Berry, Hartell, Evers & Osborne, Inc. are also part of PFS.

Worldwide Operations and Technology

     Supporting all of Northern Trust's business activities is the Worldwide Operations and Technology Unit. Headed by James J. Mitchell, Executive Vice President of the Corporation and the Bank, this unit focuses on supporting sales, relationship management, transaction processing and product management activities for C&IS and PFS.

Risk Management

     The Risk Management Unit, headed by Senior Executive Vice President and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described fully on page 16 of this report. The Treasury Department is responsible for managing the Bank's wholesale funding and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

     The Risk Management Unit also includes Corporate Controller, Corporate Treasurer, Investor Relations and Economic Research functions.

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

     The Board of Governors of the Federal Reserve System is an important regulator of domestic economic conditions and has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by its open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of Northern Trust's resources.

                                  COMPETITION

     Northern Trust's principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of only five major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected market niches and providing a high level of individualized service to its clients in such markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and by maintaining a conservative balance sheet. Finally, Northern Trust seeks to maintain a strong management team with senior officers having broad experience and long tenure.

     Active competition exists in all principal areas in which the subsidiaries are presently engaged. C&IS and PFS compete with domestic and foreign financial institutions, trust companies, financial companies, personal loan companies, mutual funds and investment advisers. Northern Trust is a leading provider of Master Trust and Master Custody services and has the leading market share in the Chicago area personal trust market.

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

     The chief local competitors of the Bank for trust and banking business are Bank of America Illinois N.A., First National Bank of Chicago and its affiliate American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, and LaSalle National Bank. Competitive pressures within the custody market have resulted in consolidation in the industry, and the chief national competitors of the Bank for Master Trust/Master Custody services are now Mellon Bank Corporation, State Street Boston Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and Bank of New York Company, Inc.

                          REGULATION AND SUPERVISION

     The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (Act), and to regulation by the Board of Governors of the Federal Reserve System. The Act limits the activities which may be engaged in by the Corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under section 106 of the 1970 amendments to the Act and the Federal Reserve Board's regulations, a bank holding company, as well as certain of its subsidiaries, are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Board of Governors. Beginning September 29, 1995 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits. Effective as of September 29, 1994, the Interstate Act permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Commencing June 1, 1997, banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out. The Interstate Act permits as of September 29, 1995 any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state.

     State laws governing the Corporation's banking subsidiaries allow each bank to establish branches anywhere in its state.

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

     Under FIRREA, an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the Federal Deposit Insurance Corporation (FDIC) in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Thus, any of the Corporation's banking subsidiaries could incur liability to the FDIC pursuant to this statutory provision in the event of a loss suffered by the FDIC in connection with any of the Corporation's other banking subsidiaries (whether due to a default or the provision of FDIC assistance). Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors and or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under FIRREA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to the provisions of FIRREA.

     The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to regulation by both these entities, as well as by the Illinois Commissioner of Banks and Trust Companies. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area.

     The national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Comptroller of the Currency.

     The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Futures Corporation, which is registered as a futures commission merchant with the Commodity Futures Trading Commission, is a member of the National Futures Association, the Chicago Board of Trade and the Board of Trade Clearing Corporation, and a clearing member of the Chicago Mercantile Exchange. Northern Trust Securities, Inc. is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Berry, Hartell, Evers & Osborne, Inc. is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. RCB International, Inc. is subject to regulation by the Securities and Exchange Commission and the Illinois Securities Department. Its subsidiary RCB Trust Company is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are also subject to regulation by the Securities and Exchange Commission under the Investment Company Act. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

     The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities.

     Information regarding dividend restrictions on banking subsidiaries is incorporated herein by reference to Note 12 titled Restrictions on Subsidiary Dividends and Loans or Advances on page 46 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a twenty-seven basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 1996 to no assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of .27%.

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

     An insured depository institution may be deemed to be in a capital category that is lower than is indicated by the capital position reflected on its balance sheet if it receives an unsatisfactory rating by its examiners with respect to its assets, management, earnings or liquidity. Although a bank's capital categorization thus depends upon factors in addition to the balance sheet ratios in the table above, the Corporation has set goals for each of its subsidiary banks that would allow each bank to meet the minimum ratios that are one of the conditions for it to be considered to be well capitalized. At December 31, 1995, the Bank and each of the other subsidiary banks met or exceeded these goals. The capital ratios are disclosed and discussed on page 30 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

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

     FDICIA directs that each federal banking agency prescribe standards for depository institutions or depository institutions' holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as they deem appropriate. Many regulations implementing these directives have been adopted by the agencies.

     FDICIA also contains a variety of other provisions that affect the operations of a bank, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions and a requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

STAFF

     Northern Trust employed 6,531 full-time equivalent officers and staff members as of December 31, 1995, approximately 4,563 of whom were employed by the Bank.


                                                      STATISTICAL DISCLOSURES

     The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December
31, 1995, are incorporated herein by reference.
                                                                                                                                1995
                                                                                                                       Annual Report
Schedule                                                                                                                        Page
-------------------------------------------------------------------------------------------------------------------   --------------
Foreign Outstandings...............................................................................................               23

Nonperforming Assets and 90 Day Past Due Loans.....................................................................               23

Analysis of Reserve for Credit Losses..............................................................................               24

Average Balance Sheet..............................................................................................               58

Ratios.............................................................................................................               58

Analysis of Net Interest Income....................................................................................               60
-------------------------------------------------------------------------------------------------------------------   --------------
------------------------------------------------------------------------------------------------------------------------------------
     Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield on a taxable equivalent basis giving effect of the federal and state tax rates)

                                                                           December 31, 1996
                                     --------------------------------------------------------------------------------------------
                                     One Year or Less     One to Five Years     Five to Ten Years     Over Ten Years
                                     ----------------     -----------------     -----------------     --------------     Average
($ in Millions)                        Book     Yield       Book     Yield       Book       Yield      Book    Yield     Maturity
-----------------------------------  --------   -----     --------   -----      ------      -----     ------   -----     --------
Securities Held to Maturity
 U.S. Government                     $  108.5    6.61%    $    7.6    5.58%     $   --         --%    $   --     --%       5 mos.
 Obligations of States and
  Political Subdivisions                 48.1   11.44        149.1   11.10       127.3      10.72       42.4   8.72       63 mos.
 Federal Agency                            --      --         22.2    5.96          --         --         --     --       36 mos.
 Other--Fixed                             8.1    6.98          1.5    9.70          .1      10.49       17.6   6.03       81 mos.
      --Floating                           .3    8.00          2.0    8.00          .3       7.08         --     --       34 mos.
-----------------------------------  --------   -----     --------   -----      ------      -----     ------   ----      --------
Total Securities Held to Maturity    $  165.0    8.04%    $  182.4   10.20%     $127.7      10.71%    $ 60.0   7.93%      50 mos.
-----------------------------------  --------   -----     --------   -----      ------      -----     ------   ----      --------
Securities Available for Sale
 U.S. Government                     $  829.7    5.80%    $  838.0    5.98%     $   --         --%    $   --     --%      12 mos.
 Obligations of States and
  Political Subdivisions                   --      --           --      --         4.9       9.59       65.3   8.68      155 mos.
 Federal Agency                       2,236.0    6.04        883.2    6.30        27.4       6.42        6.2   6.57        9 mos.
 Other--Fixed                            46.3    5.63         26.3    6.24          --         --         --     --       12 mos.
      --Floating                          7.7    6.51          7.8    6.51          .6       6.51      156.9   6.62      112 mos.
-----------------------------------  --------   -----     --------   -----      ------      -----     ------   ----      --------
Total Securities Available for Sale  $3,119.7    5.97%    $1,755.3    6.14%     $ 32.9       6.89%    $228.4   7.21%      15 mos.
-----------------------------------  --------   -----     --------   -----      ------      -----     ------   ----      --------

                                                                           December 31, 1994
                                     --------------------------------------------------------------------------------------------
                                     One Year or Less     One to Five Years     Five to Ten Years     Over Ten Years
                                     ----------------     -----------------     -----------------     --------------     Average
($ in Millions)                        Book     Yield      Book      Yield       Book       Yield      Book    Yield     Maturity
-----------------------------------  --------   -----     ------     -----      ------      -----     ------   -----     --------
Securities Held to Maturity
 U.S. Government                     $  137.2    5.79%    $   --        --%     $   --         --%    $   --     --%       3 mos.
 Obligations of States and
  Political Subdivisions                103.7   12.87      155.4     11.79       137.1      10.93       78.3   9.56       64 mos.
 Other--Fixed                             7.7    8.64        2.7      9.69          .2      10.52       16.6   6.05       79 mos.
      --Floating                           .2    8.00        2.0      8.00          .2       8.00         --     --       36 mos.
-----------------------------------  --------   -----     ------     -----      ------      -----     ------   ----      --------
Total Securities Held to Maturity    $  248.8    8.83%    $160.1     11.70%     $137.5      10.92%    $ 94.9   8.95%      52 mos.
-----------------------------------  --------   -----     ------     -----      ------      -----     ------   ----      --------
Securities Available for Sale
 U.S. Government                     $  459.1    4.89%    $342.2      5.08%     $   --         --%    $   --     --%      12 mos.
 Federal Agency                       2,861.7    6.30      304.6      6.21        83.0       6.14        2.2   6.14        6 mos.
 Other--Fixed                            54.7    4.99       67.5      5.28          --         --         --     --       15 mos.
      --Floating                         30.6    6.73       11.1      6.25         6.4       6.18      184.7   6.79      114 mos.
-----------------------------------  --------   -----     ------     -----      ------      -----     ------   ----      --------
Total Securities Available for Sale  $3,406.1    6.09%    $725.4      5.58%     $ 89.4       6.14%    $186.9   6.78%      13 mos.
-----------------------------------  --------   -----     ------     -----      ------      -----     ------   ----      --------

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

                                                                                       December 31
                                                                   ----------------------------------------------------
(In Millions)                                                          1995       1994       1993       1992       1991
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Securities Held to Maturity
  U.S. Government                                                  $  116.1   $  137.2   $2,343.7   $1,522.8   $1,822.2
  Obligations of States and Political Subdivisions                    366.9      474.5      493.5      508.5      526.1
  Federal Agency                                                       22.2          -      833.1      559.2      293.1
  Other                                                                29.9       29.6      120.5      189.0      473.3
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Total Securities Held to Maturity                                  $  535.1   $  641.3   $3,790.8   $2,779.5   $3,114.7
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Securities Available for Sale
  U.S. Government                                                  $1,667.7   $  801.3   $      -   $  227.6   $      -
  Obligations of States and Political Subdivisions                     70.2          -          -          -          -
  Federal Agency                                                    3,152.8    3,251.5       40.9       46.1          -
  Other                                                               245.6      355.0      170.7      126.4          -
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Total Securities Available for Sale                                $5,136.3   $4,407.8   $  211.6    $ 400.1   $      -
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Average Total Securities                                           $6,193.0   $5,000.9   $4,232.0   $3,190.3   $2,499.8
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Total Securities at Year-End                                       $5,760.3   $5,053.1   $4,038.7   $3,181.2   $3,174.9
-----------------------------------------------------------------  --------   --------   --------   --------   --------

LOANS AND LEASES BY TYPE
                                                                                       December 31
                                                                   ----------------------------------------------------
(In Millions)                                                          1995       1994       1993       1992       1991
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Domestic
 Commercial                                                        $3,202.1   $2,672.0   $2,421.1   $2,409.0   $2,719.4
 Broker                                                               304.0      274.6      249.4      336.3      336.0
 Residential Real Estate                                            3,896.4    3,299.1    2,883.3    2,372.8    1,793.6
 Commercial Real Estate                                               512.6      494.1      506.5      511.2      515.0
 Consumer                                                             758.9      662.1      617.5      505.9      449.7
 Other                                                                625.5      642.1      453.5      392.0       37.2
 Lease Financing                                                      202.3      159.9      138.4      135.2      120.7
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Total Domestic                                                      9,501.8    8,203.9    7,269.7    6,662.4    5,971.6
International                                                         404.2      386.7      353.3      273.5      308.1
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Total Loans and Leases                                             $9,906.0   $8,590.6   $7,623.0   $6,935.9   $6,279.7
-----------------------------------------------------------------  --------   --------   --------   --------   --------
Average Loans and Leases                                           $9,136.0   $8,316.1   $7,297.1   $6,452.9   $6,199.4
-----------------------------------------------------------------  --------   --------   --------   --------   --------


REMAINING MATURITY OF SELECTED LOANS AND LEASES

                                                                                    December 31, 1995
                                                                   ---------------------------------------------------
                                                                               One Year        One to     Over Five
(In Millions)                                                        Total      or Less    Five Years         Years
---------------------------------------------------------------    --------    --------    ----------     ---------
Domestic (Excluding Residential Real Estate and Consumer Loans)
 Commercial                                                        $3,202.1    $2,484.6      $582.9         $134.6
 Commercial Real Estate                                               512.6       177.5       273.6           61.5
 Other                                                                929.5       915.1        12.9            1.5
 Lease Financing                                                      202.3        23.0        67.7          111.6
---------------------------------------------------------------    --------    --------      ------         ------
Total Domestic                                                      4,846.5     3,600.2       937.1          309.2
International                                                         404.2       329.0        59.3           15.9
---------------------------------------------------------------    --------    --------      ------         ------
Total Selected Loans and Leases                                    $5,250.7    $3,929.2      $996.4         $325.1
---------------------------------------------------------------    --------    --------      ------         ------
Interest Rate Sensitivity of Loans and Leases
 Fixed Rate                                                        $4,024.3    $3,089.5      $670.2         $264.6
 Variable Rate                                                      1,226.4       839.7       326.2           60.5
---------------------------------------------------------------    --------    --------      ------         ------
Total                                                              $5,250.7    $3,929.2      $996.4         $325.1


Average Deposits by Type

(In Millions)                                                    1995           1994            1993            1992           1991
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Domestic Offices
 Demand and Noninterest-Bearing
  Individuals, Partnerships and Corporations                $ 1.651.1      $ 1,540.4       $ 1,487.5       $ 1,354.1      $ 1,191.8
  Correspondent Banks                                           129.8          192.2           201.1           199.6          182.9
  Other                                                         966.4          859.9           866.3           322.3          261.1
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
  Total                                                     $ 2,747.3      $ 2,592.5       $ 2,554.9       $ 1,876.0      $ 1,635.8
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
 Time
  Savings and Money Market Deposits                         $ 3,312.4      $ 3,385.7       $ 3,432.1       $ 3,372.2      $ 3,208.1
  Savings Certificates less than $100,000                     1,160.8          699.9           668.6           732.6          835.7
  Savings Certificates $100,000 and more                        839.5          529.7           504.3           638.2          734.0
  Other Certificates                                            542.7          412.8           404.7           493.9          533.1
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
  Total                                                     $ 5,855.4      $ 5,028.1       $ 5,009.7       $ 5,236.9      $ 5,310.9
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Total Domestic Offices                                      $ 8,602.7      $ 7,620.6       $ 7,564.6       $ 7,112.9      $ 6,946.7
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Foreign Offices
 Demand                                                     $   299.1      $   361.7       $    65.3       $    56.2      $    41.8
 Time                                                         3,493.4        3,284.8         2,436.4         1,815.6        1,100.6
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Total Foreign Offices                                       $ 3,792.5      $ 3,646.5       $ 2,501.7       $ 1,871.8      $ 1,142.4
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Total Deposits                                              $12,395.2      $11,267.1       $10,066.3       $ 8,984.7      $ 8,089.1
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------

Average Rates Paid on Time Deposits by Type
                                                                 1995           1994            1993            1992           1991
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Time Deposits
 Savings and Money Market Deposits                               3.29%          2.52%           2.30%           2.94%          4.96%
 Savings Certificates less than $100,000                         6.08           4.77            4.61            5.46           6.47
 Savings Certificates $100,000 and more                          5.95           4.45            3.91            4.68           6.85
 Other Certificates                                              5.81           4.50            3.88            5.15           7.19
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Total Domestic Offices                                           4.46           3.20            2.89            3.71           5.68
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Total Foreign Offices Time                                       5.21           4.18            3.71            5.27           8.05
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------
Total Time Deposits                                              4.74%          3.58%           3.16%           4.11%          6.09%
---------------------------------------------------------   ---------      ---------       ---------       ---------      ---------

Remaining Maturity of Time Deposits $100,000 and more

                                               December 31, 1995                                  December 31, 1994
                               ---------------------------------------------        ----------------------------------------------
                                     Domestic Offices                                      Domestic Offices
                               ---------------------------------------------        ----------------------------------------------
                               Certificates           Other          Foreign        Certificates          Other           Foreign
(In Millions)                   of Deposit            Time           Offices         of Deposit           Time            Offices
-------------------------      ------------         ---------      ----------       -------------       --------          --------
3 Months or Less                 $  612.1             $ 3.4         $3,193.3           $515.2              $ 2.0          $3,806.1
Over 3 through 6 Months             233.8               1.6             23.8            162.4                1.5              40.7
Over 6 through 12 Months            152.2               5.0             13.0            137.9                4.0               7.7
Over 12 Months                      268.5               5.9              1.9            172.8                7.6               3.6
-------------------------      ------------         ---------      ----------       -------------       --------          --------
Total                            $1,266.6             $15.9         $3,232.0           $988.3              $15.1          $3,858.1
-------------------------      ------------         ---------      ----------       -------------       --------          --------

PURCHASED FUNDS

FEDERAL FUNDS PURCHASED
(Overnight Borrowings)

($ in Millions)                           1995          1994          1993
------------------------------          --------      --------      --------
Balance on December 31                  $2,300.1      $  972.0      $1,215.8
Highest Month-End Balance                3,620.1       1,595.9       2,311.5
Year--Average Balance                    1,564.0       1,350.7       1,692.5
    --Average Rate                          5.83%         4.11%         3.02%
Average Rate at Year-End                    5.17          4.26          2.82
------------------------------          --------      --------      --------

SECURITIES SOLD UNDER AGREEMENTS
 TO REPURCHASE

($ in Millions)                           1995          1994          1993
------------------------------          --------      --------      --------
Balance on December 31                  $1,858.7      $2,216.9      $  602.2
Highest Month-End Balance                2,283.0       2,777.1       1,571.2
Year--Average Balance                    1,769.7       1,444.3         664.4
    --Average Rate                          5.80%         4.28%         3.00%
Average Rate at Year-End                    5.41          5.08          2.81
------------------------------          --------      --------      --------

OTHER BORROWINGS
 (Includes Treasury Tax and Loan Demand
 Notes and Term Federal Funds Purchased)

($ in Millions)                           1995          1994          1993
------------------------------          --------      --------      --------
Balance on December 31                  $  875.9      $1,077.9      $2,100.8
Highest Month-End Balance                3,415.9       3,116.1       2,698.6
Year--Average Balance                    1,034.5       1,007.5         940.8
    --Average Rate                          5.38%         3.57%         2.76%
Average Rate at Year-End                    3.61          4.71          2.79
------------------------------          --------      --------      --------

TOTAL PURCHASED FUNDS

($ in Millions)                           1995          1994          1993
------------------------------          --------      --------      --------
Balance on December 31                  $5,034.7      $4,266.8      $3,918.8
Year--Average Balance                    4,368.2       3,802.5       3,297.7
    --Average Rate                          5.71%         4.03%         2.94%
------------------------------          --------      --------      --------


COMMERCIAL PAPER

($ in Millions)                           1995          1994          1993
------------------------------          --------      --------      --------
Balance on December 31                  $  146.7      $  123.8      $  124.1
Highest Month-End Balance                  154.4         172.3         167.6
Year    -Average Balance                   146.0         138.1         131.5
        -Average Rate                       5.87%         4.31%         3.23%
Average Rate at Year-End                    5.80          5.73          3.19
------------------------------          --------      --------      --------

Changes in Net Interest Income

                                                       1994/95                            1994/93
                                               --------------------------        --------------------------
                                               Change Due To                     Change Due To
                                               ----------------                  ----------------
(Interest on a taxable equivalent basis)
(In Millions)                                  Volume    Rate      Total         Volume     Rate       Total
-----------------------------------------      ------    ----      -----         ------     ----       -----
Increase (Decrease) In Interest Income
Money Market Assets
  Federal Funds Sold and Repurchase
   Agreements                                 $  (2.0)   $  3.4    $  1.4        $  3.0     $  2.4     $  5.4
  Time Deposits with Banks                      (23.5)     17.8      (5.7)          5.0        6.3       11.3
  Other                                          (7.1)      3.0      (4.1)          2.0         .6        2.6
Securities
  U.S. Government                               (31.8)     28.4      (3.4)        (35.9)       7.2      (28.7)
  Obligations of States and Political
   Subdivisions                                  (3.3)     (2.7)     (6.0)         (4.2)      (1.6)      (5.8)
  Federal Agency                                112.4      32.2     144.6          76.3        8.2       84.5
  Other                                           (.9)      3.3       2.4           4.8        1.2        6.0
Trading Account                                     -       (.5)      (.5)          2.0         .1        2.1
Loans and Leases                                 56.9      73.9     130.8          61.7        2.5       64.2
-----------------------------------------     -------    ------    ------        ------     ------     ------
Total                                         $ 100.7    $158.8    $259.5        $114.7     $ 26.9     $141.6
-----------------------------------------     -------    ------    ------        ------     ------     ------
Increase (Decrease) In Interest Expense
Deposits
  Savings and Money Market Deposits           $  (2.4)   $ 26.2    $ 23.8        $ (1.2)    $  7.7     $  6.5
  Savings Certificates                           46.5      17.2      63.7           2.6        3.8        6.4
  Other Time                                      7.5       5.4      12.9            .4        2.5        2.9
  Foreign Offices Time                           10.8      34.1      44.9          35.5       11.3       46.8
Federal Funds Purchased                          12.4      23.3      35.7         (14.0)      18.4        4.4
Repurchase Agreements                            18.9      21.8      40.7          33.4        8.5       41.9
Commercial Paper                                   .5       2.2       2.7            .2        1.4        1.6
Other Borrowings                                  1.4      18.2      19.6           2.4        7.6       10.0
Senior Notes                                    (23.3)     13.2     (10.1)          9.9        5.5       15.4
Notes Payable                                    (1.7)       .1      (1.6)          (.3)         -        (.3)
-----------------------------------------     -------    ------    ------        ------     ------     ------
Total                                            70.6     161.7     232.3          68.9       66.7      135.6
-----------------------------------------     -------    ------    ------        ------     ------     ------
Increase (Decrease) In Net Interest
 Income                                       $  30.1    $ (2.9)   $ 27.2        $ 45.8     $(39.8)    $  6.0
-----------------------------------------     -------    ------    ------        ------     ------     ------
Note: Changes not due only to volume changes or rate changes are included in the change due to volume column.
===============================================================================================================


International Operations (Based on Obligor's Domicile)

     See also Note 22 titled International Operations on pages 53 and 54 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)                                    1995      1994      1993            1992       1991       1990
-----------------------------------------    --------   --------  --------       --------   --------   --------
Total Assets                                 $2,282.0   $2,820.5  $2,328.8       $2,033.0   $1,709.2   $1,297.5
-----------------------------------------    --------   --------  --------       --------   --------   --------
  Time Deposits with Banks                    1,643.7    2,063.1   1,956.7        1,618.6    1,323.4      889.1
  Other Money Market Assets                        .1         .4        .9           38.8        3.2        2.7
  Loans                                         344.3      445.5     279.9          287.6      299.4      310.0
  Customers' Acceptance Liability                 1.9        3.0       4.8            3.8       10.2       11.2
  Foreign Investments                            14.3       21.6      29.8           31.4       30.3       30.8
-----------------------------------------    --------   --------  --------       --------   --------   --------
Total Liabilities                            $4,163.5   $4,089.4  $2,715.0       $2,125.3   $1,278.2   $1,364.0
-----------------------------------------    --------   --------  --------       --------   --------   --------
  Deposits                                    3,992.2    4,010.6   2,706.2        2,099.0    1,214.7    1,287.5
  Liability on Acceptances                        1.9        3.0       4.8            3.8       10.3       11.2
-----------------------------------------    --------   --------  --------       --------   --------   --------
===============================================================================================================

PERCENT OF INTERNATIONAL RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

                    1995     1994    1993     1992     1991
------------        ----     ----    ----     ----     ----
Assets              12%       16%     15%      15%      14%
------------        ----     ----    ----     ----     ----
Liabilities         21        23      17       16       11
------------        ----     ----    ----     ----     ----
-----------------------------------------------------------

RESERVE FOR CREDIT LOSSES RELATING TO INTERNATIONAL OPERATIONS

(In Millions)                    1995     1994     1993     1992     1991
----------------------------     ----     ----     ----     ----     ----
Balance at Beginning of Year    $ 4.6    $ 6.7     $5.3     $ 6.9   $ 7.0
Charge-Offs                       (.7)       -      (.6)     (6.0)      -
Recoveries                         .5        -       .1        .4      .1
Provision for Credit Losses      (1.3)    (2.1)     1.9       4.0     (.2)
----------------------------    -----    -----     ----     -----   -----
Balance at End of Year          $ 3.1    $ 4.6     $6.7     $ 5.3   $ 6.9
----------------------------    -----    -----     ----     -----   -----

     The Securities and Exchange Commission requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.
-------------------------------------------------------------------------------

DISTRIBUTION OF INTERNATIONAL LOANS AND DEPOSITS BY TYPE

                                                           December 31
                                              ---------------------------------------
Loans                                          1995     1994    1993    1992    1991
--------------------------------------------  ------   ------  ------  ------  ------
Commercial                                    $259.9   $233.8  $157.9  $122.3  $166.9
Foreign Governments and Official Institutions  103.7     72.8    47.1    26.4    27.3
Banks                                           37.3     77.0   145.9   121.9   113.8
Other                                            3.3      3.1     2.4     2.9      .1
--------------------------------------------  ------   ------  ------  ------  ------
Total                                         $404.2   $386.7  $353.3  $273.5  $308.1
--------------------------------------------  ------   ------  ------  ------  ------

                                                           December 31
                                              ---------------------------------------
Deposits                                        1995            1994           1993
--------------------------------------------- --------        --------       --------
Commercial                                    $2,557.2        $2,817.2       $2,378.0
Foreign Governments and Official Institutions    749.5           803.8          263.2
Banks                                            415.7           485.2          410.8
Other Time                                       224.7           182.4          200.4
Other Demand                                       7.8             8.4            6.6
--------------------------------------------- --------        --------       --------
Total                                         $3,954.9        $4,297.0       $3,259.0
--------------------------------------------- --------        --------       --------

-------------------------------------------------------------------------------

                            CREDIT RISK MANAGEMENT

Overview

     The Credit Policy function reports to the Corporation's Chief Financial Officer. Credit Policy provides a system of checks and balances for Northern Trust's diverse credit-related activities by establishing and monitoring all credit-related policies and practices and ensuring their uniform application. These activities are designed to ensure that credit exposure is diversified on an industry and client basis, thus lessening the overall credit risk.

     Individual credit authority for commercial loans and within Personal Financial Services is limited to specified amounts and maturities. Credit decisions involving commitment exposure in excess of the specified individual limits are submitted to the appropriate Credit Approval Committee (Committee). Each Committee is chaired by the executive in charge of the area and has a Credit Policy officer as a voting participant. Each Committee's credit approval authority is specified, based on commitment levels, credit ratings and maturities. Credits involving commitment exposure in excess of these group credit limits require, dependent upon the internal credit rating, the approval of the Credit Policy Credit Approval Committee, the head of Credit Policy, or the business unit head.

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

     As part of the Northern Trust's ongoing credit granting process, internal credit ratings are assigned to each client and credit before credit is extended, based on creditworthiness. Credit Policy performs at least annually a review of selected significant credit exposures to identify at the earliest possible stages clients who might be facing financial difficulties. Internal credit ratings are also reviewed during this process. Above average risk loans, which will vary from time to time, receive special attention by both lending officers and Credit Policy. This approach allows management to take remedial action in an effort to deal with potential problems.

     An integral part of the Credit Policy function is a monthly formal review of all past due and potential problem loans to determine which credits, if any, need to be placed on nonaccrual status or charged off. The provision is reviewed quarterly to determine the amount necessary to maintain an adequate reserve for credit losses.

     Management of credit risk is reviewed by various bank regulatory agencies. Independent auditors also perform a review of credit-related procedures, the loan portfolio and other extensions of credit, and the reserve for credit losses as part of their examination of the consolidated financial statements.

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

     As required by the Securities and Exchange Commission, the following tables break down the reserve for credit losses:

Reserve for Credit Losses

(In Millions)                    1995            1994
------------------------------  ------          ------
Allocated Reserve
 Commercial                     $ 85.0          $ 86.0
 Residential Real Estate           6.0             5.0
 Commercial Real Estate            7.0            12.0
 Consumer                          8.0             6.0
 International                     3.0             3.0
Unallocated Reserve               38.1            32.8
------------------------------  ------          ------
Total Reserve                   $147.1          $144.8
------------------------------  ------          ------

--------------------------------------------------------------------------------
Reserve for Credit Losses

(In Millions)                              1993      1992      1991
----------------------------------------  ------    ------    ------
Allocated Reserve on Nonperforming Loans  $   .2    $ 11.0    $  5.3
Unallocated Reserve                        145.3     134.5     140.4
----------------------------------------  ------    ------    ------
Total Reserve                             $145.5    $145.5    $145.7
----------------------------------------  ------    ------    ------

--------------------------------------------------------------------------------
     Loan and lease categories as a percent of total loans and leases as of December 31, 1991 through 1995, are presented below.

Loan and Lease Category to Total Loans and Leases

                          1995    1994    1993    1992    1991
------------------------  ----    ----    ----    ----    ----

Loan and Lease Category
 Commercial                33%     32%     33%     37%     45%
 Residential Real Estate   39      38      38      34      29
 Commercial Real Estate     5       6       7       7       8
 Consumer                   8       8       8       7       7
 Other                     11      11       9      11       6
 International              4       5       5       4       5
------------------------  ----    ----    ----    ----    ----
 Total                    100%    100%    100%    100%    100%
------------------------  ----    ----    ----    ----    ----
-------------------------------------------------------------------------------

     The information presented in the "Credit Risk Management" section should be read in conjunction with the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1995:

                                                                            1995
                                                                   Annual Report
Notes to Consolidated Financial Statements                               Page(s)
---------------------------------------------------------------    -------------
 1. Accounting Policies

    F. Interest Risk Management Instruments....................          36

    G. Loans and Leases........................................          37

    H. Reserve for Credit Losses...............................          37

    K. Other Real Estate Owned.................................          37

 4. Loans and Leases...........................................          41

 5. Reserve for Credit Losses..................................          42

16. Contingent Liabilities.....................................          48

18. Off-Balance Sheet Financial Instruments....................        50-52
---------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations........................................
---------------------------------------------------------------
Asset Quality and Credit Risk..................................        20-24
---------------------------------------------------------------    -------------

     In addition, the following schedules on page 15 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

     Reserve for Credit Losses Relating to International Operations

     Distribution of International Loans and Deposits by Type

                      INTEREST RATE SENSITIVITY ANALYSIS

     For the discussion of interest rate sensitivity, see the section entitled "Asset and Liability Management" on page 26 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Stockholders, which is incorporated herein by reference.

     The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, and incorporated herein by reference on page 24 of this report.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                               December 31
                                                          ---------------------
(In Millions)                                                  1995        1994
-------------------------------------------------------   ---------   ---------
Assets
Cash and Due from Banks                                   $ 1,139.3   $ 1,013.8
Money Market Assets
 Federal Funds Sold and Securities Purchased under
  Agreements to Resell                                        168.2       783.6
 Time Deposits with Banks                                   1,567.4     1,864.4
 Other                                                        131.4        45.8
-------------------------------------------------------   ---------   ---------
 Total                                                      1,867.0     2,693.8
-------------------------------------------------------   ---------   ---------
Securities (Fair Value in 1995 $4,607.9 and $4,161.9
  in 1994)                                                  4,672.1     4,149.2
Loans and Leases                                            6,660.5     6,030.5
-------------------------------------------------------   ---------   ---------
Reserve for Credit Losses                                    (114.1)     (113.7)
Buildings and Equipment                                       197.1       200.7
Customers' Acceptance Liability                                32.8        53.5
Trust Security Settlement Receivables                         327.1       305.7
Other Assets                                                  448.7       402.0
-------------------------------------------------------   ---------   ---------
Total Assets                                              $15,230.5   $14,735.5
-------------------------------------------------------   ---------   ---------
Liabilities
Deposits
Demand and Other Noninterest-Bearing                      $ 2,320.5   $ 2,183.8
Savings and Money Market Deposits                           1,852.0     1,807.3
Savings Certificates                                          805.3       624.1
Other Time                                                    135.4       151.3
Foreign Offices -Demand                                       459.8       225.4
                -Time                                       3,268.3     3,856.4
-------------------------------------------------------   ---------   ---------
Total Deposits                                              8,841.3     8,848.3
Federal Funds Purchased                                     2,314.7     1,046.0
Securities Sold under Agreements to Repurchase              1,680.7     2,075.2
Other Borrowings                                              808.9       893.3
Senior Notes                                                   15.0       545.0
Notes Payable                                                 284.3       209.6
Liability on Acceptances                                       32.8        53.5
Other Liabilities                                             387.8       273.9
-------------------------------------------------------   ---------   ---------
 Total Liabilities                                         14,365.5    13,944.8
-------------------------------------------------------   ---------   ---------
Stockholder's Equity
Capital Stock-Par Value $60                                   198.0       198.0
Surplus                                                       198.0       198.0
Undivided Profits                                             468.2       408.5
Net Unrealized Gain (Loss) on Securities                        0.8       (13.8)
Translation Adjustment                                            -           -
-------------------------------------------------------   ---------   ---------
 Total Stockholder's Equity                                   865.0       790.7
-------------------------------------------------------   ---------   ---------
Total Liabilities and Stockholder's Equity                $15,230.5   $14,735.5
-------------------------------------------------------   ---------   ---------

The Northern Trust Company
Consolidated Statement of Income (unaudited)

                                                                                            For the Year Ended
                                                                                                December 31
                                                                                         ------------------------

(In Millions)                                                                             1995     1994     1993
---------------------------------------------------------------------------------------  ------   ------   ------
Interest Income
  Money Market Assets
    Federal Funds Sold and Securities Purchased under Agreements to Resell               $ 12.9   $ 11.4   $  5.6
    Time Deposits with Banks                                                               92.1     97.8     86.4
    Other                                                                                   4.5      6.8      2.9
---------------------------------------------------------------------------------------  ------   ------   ------
  Total                                                                                   109.5    116.0     94.9
---------------------------------------------------------------------------------------  ------   ------   ------
  Securities                                                                              305.2    197.1    140.0
  Loans and Leases                                                                        406.6    328.4    285.0
---------------------------------------------------------------------------------------  ------   ------   ------
Total Interest Income                                                                     821.3    641.5    519.9
---------------------------------------------------------------------------------------  ------   ------   ------
Interest Expense
  Deposits--Savings and Money Market Deposits                                              68.8     49.8     44.4
          --Savings Certificates                                                           48.2     24.4     23.2
          --Other Time                                                                     18.4     11.2      7.7
          --Foreign Offices                                                               181.6    140.1     92.4
  Federal Funds Purchased                                                                  94.9     57.4     53.1
  Securities Sold under Agreements to Repurchase                                           94.4     57.2     16.6
  Other Borrowings                                                                         51.7     33.9     27.2
  Senior Notes                                                                             23.5     33.6     18.3
  Notes Payable                                                                            17.0     15.6     17.9
---------------------------------------------------------------------------------------  ------   ------   ------
Total Interest Expense                                                                    598.5    423.2    300.8
---------------------------------------------------------------------------------------  ------   ------   ------
Net Interest Income                                                                       222.8    218.3    219.1
Provision for Credit Losses                                                                 4.8      4.9     17.4
---------------------------------------------------------------------------------------  ------   ------   ------
Net Interest Income after Provision for Credit Losses                                     218.0    213.4    201.7
---------------------------------------------------------------------------------------  ------   ------   ------
Noninterest Income
  Trust Fees                                                                              348.3    326.7    297.9
  Security Commissions and Trading Income                                                    .1      (.4)     (.5)
  Other Operating Income                                                                  136.7    143.7    113.2
  Investment Security Gains (Losses)                                                         .6      (.1)     1.7
---------------------------------------------------------------------------------------  ------   ------   ------
Total Noninterest Income                                                                  485.7    469.9    412.3
---------------------------------------------------------------------------------------  ------   ------   ------
Income before Noninterest Expenses                                                        703.7    683.3    614.0
---------------------------------------------------------------------------------------  ------   ------   ------
Noninterest Expenses
  Salaries                                                                                240.7    229.1    216.6
  Pension and Other Employee Benefits                                                      58.6     55.7     51.5
  Occupancy Expense                                                                        40.2     39.2     38.8
  Equipment Expense                                                                        39.7     48.6     33.9
  Other Operating Expenses                                                                108.9    124.1    105.7
---------------------------------------------------------------------------------------  ------   ------   ------
Total Noninterest Expenses                                                                488.1    496.7    446.5
---------------------------------------------------------------------------------------  ------   ------   ------
Income before Income Taxes                                                                215.6    186.6    167.5
Provision for Income Taxes (Includes related investment
 security transactions tax provision of $.2 in 1995, none in 1994 and $.7 in 1993)         67.7     56.5     46.4
---------------------------------------------------------------------------------------  ------   ------   ------
Net Income                                                                               $147.9   $130.1   $121.1
---------------------------------------------------------------------------------------  ------   ------   ------
Dividends Paid to the Corporation                                                          89.0     48.0     44.0
---------------------------------------------------------------------------------------  ------   ------   ------

Supplemental Item--Executive Officers of the Registrant

WILLIAM A. OSBORN

     Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. He held the title of President of the Corporation and the Bank from January 1994 through September 1995 and Chief Operating Officer from January 1994 through June 1995. He was a Senior Executive Vice President of the Corporation and the Bank from November 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1989. Mr. Osborn, 48, began his career with the Bank in 1970.

BARRY G. HASTINGS

     Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. He held the title of Vice Chairman of the Corporation and the Bank from January 1994 through June 1995. He was a Senior Executive Vice President of the Corporation and the Bank from November 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1990. Mr. Hastings, 48, began his career with the Corporation in 1974.

DAVID L. EDDY

     Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 59, joined the Bank in 1960.

JOHN V. N. McCLURE

     Mr. McClure was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently responsible for Personal Financial Services--Chicago. He was responsible for strategic expense management from 1995 to 1996 and strategic planning and marketing from 1991 to 1995. He served as head of the Private Banking Division of Personal Financial Services from 1989 to 1991. He had been a Senior Vice President of the Bank since 1986 and of the Corporation since 1991. Mr. McClure, 44, joined the Bank in 1973.

JAMES J. MITCHELL

     Mr. Mitchell was appointed an Executive Vice President of the Bank in December 1987 and of the Corporation in October 1994, and is currently head of the Worldwide Operations and Technology business unit. Mr. Mitchell, 53, joined the Bank in 1964.

SHEILA A. PENROSE

     Ms. Penrose became an Executive Vice President of the Corporation in November 1994 and of the Bank in November 1993, and is currently head of the Corporate & Institutional Services business unit. From 1986 until 1993, she had been Senior Vice President of the Bank. Ms. Penrose, 50, began her career with the Bank in 1977.

PERRY R. PERO

     Mr. Pero is Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He became a Senior Executive Vice President of the Corporation and the Bank in 1992 after serving as an Executive Vice President of the Corporation and the Bank since 1987. Mr. Pero, 56, joined the Bank in 1964.

PETER L. ROSSITER

     Mr. Rossiter was appointed General Counsel and Secretary of the Corporation and the Bank in April 1993. He joined the Corporation and the Bank in 1992 as an Executive Vice President and Associate General Counsel. Mr. Rossiter, 47, had been a partner in the law firm of Schiff Hardin & Waite from 1979 to 1992.

HARRY W. SHORT

     Mr. Short was appointed Senior Vice President and Controller of the Corporation and the Bank in October 1994. He joined the Corporation and the Bank in January 1990 and served as Senior Vice President and General Auditor. Mr. Short, 47, had been a partner in the accounting firm of KPMG Peat Marwick from 1982 to 1990.

MARK STEVENS

     Mr. Stevens was appointed an Executive Vice President of the Corporation and the Bank effective February 1, 1996, and at that time became head of the Personal Financial Services business unit. Mr. Stevens continues to serve as Chief Executive Officer of Northern Trust Bank of Florida N.A., a position he has held since 1987. Mr. Stevens, 48, joined the Corporation in 1979.

WILLIAM S. TRUKENBROD

     Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently Chairman of the Credit Policy Committee. Previously, he served as head of the U.S. Corporate Group of Commercial Banking from 1987 to 1992. He had been a Senior Vice President of the Bank since 1980 and of the Corporation since 1992. Mr. Trukenbrod, 56, joined the Bank in 1962.

     There is no family relationship between any of the above executive officers and directors.

     The positions of Chairman of the Board, Chief Executive Officer, President and Vice Chairman are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. The other officers are appointed annually by the Board. Officers continue to hold office until their successors are duly elected or unless removed by the Board.

Item 2--Properties

     The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 332,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 112,000 square feet of a building at 125 South Wacker Drive in Chicago for computer facilities, banking operations and personal banking services. Financial services are also provided by the Bank at thirteen other Chicago Metropolitan area locations, five of which are owned and eight of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is owned by a developer and leased by the Corporation. Space for the Bank's London Branch, Edge Act subsidiary and The Northern Company, Canada are leased.

     The Corporation's other subsidiaries operate from 47 locations, 9 of which are owned and 38 of which are leased. Detailed information regarding the addresses of all Northern Trust's locations can be found on pages 66 and 67 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, which is incorporated herein by reference.

     The facilities which are owned or leased are suitable and adequate for business needs. For additional information relating to properties and lease commitments, refer to Note 6 titled Buildings and Equipment and Note 7 titled Lease Commitments on page 42 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, which information is incorporated herein by reference.

Item 3--Legal Proceedings

     The information called for by this item is incorporated herein by reference to Note 16 titled Contingent Liabilities on page 48 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

Item 4--Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

     The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on pages 62 and 63 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

     Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 12 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 46 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

Item 6--Selected Financial Data

     The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 12 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 31 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995.

Item 8--Financial Statements and Supplementary Data

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, are incorporated herein by reference.


                                                                                                                              1995
                                                                                                                     Annual Report
For Northern Trust Corporation and Subsidiaries:                                                                           Page(s)
---------------------------------------------------------------------------------------------------------------      -------------
Consolidated Balance Sheet--December 31, 1995 and 1994.........................................................           32
Consolidated Statement of Income--Years Ended December 31, 1995, 1994 and 1993.................................           33
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1995, 1994 and 1993........           34
Consolidated Statement of Cash Flows--Years Ended December 31, 1995, 1994 and 1993.............................           35
---------------------------------------------------------------------------------------------------------------      -------------
For Northern Trust Corporation (Corporation Only)
---------------------------------------------------------------------------------------------------------------      -------------
Condensed Balance Sheet--December 31, 1995 and 1994............................................................           55
Condensed Statement of Income--Years Ended December 31, 1995, 1994 and 1993....................................           55
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1995, 1994 and 1993........           34
Condensed Statement of Cash Flows--Years Ended December 31, 1995, 1994 and 1993................................           55
---------------------------------------------------------------------------------------------------------------      -------------
Notes to Consolidated Financial Statements.....................................................................          36-55
---------------------------------------------------------------------------------------------------------------      -------------
Report of Independent Public Accountants.......................................................................           56
---------------------------------------------------------------------------------------------------------------      -------------


     The section titled "Quarterly Financial Data" on pages 62 and 63 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

     The information called for by Item 10, relating to Directors and Nominees for election to the Board of Directors, is incorporated herein by reference to pages 2 through 5 of the Corporation's definitive 1996 Notice and Proxy Statement filed on March 11, 1996 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 1996. The information called for by Item 10 relating to Executive Officers is set forth in
Part I of this Annual Report on Form 10-K.

Item 11--Executive Compensation

     The information called for by this item is incorporated herein by reference to pages 8 and 9 and pages 10 through 18 of the Corporation's definitive 1996 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 1996.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated herein by reference to pages 6 and 7 of the Corporation's definitive 1996 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 1996.

Item 13--Certain Relationships and Related Transactions

     The information called for by this item is incorporated herein by reference to page 9 of the Corporation's definitive 1996 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 1996.

                                   PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)--
Northern Trust Corporation and Subsidiaries List of Financial Statements
                     and Financial Statement Schedules

     The following financial information is set forth in Item 1 for informational purposes only:

          Financial Information of The Northern Trust Company (Bank Only):

               Unaudited Consolidated Balance Sheet--December 31, 1995 and
               1994.

               Unaudited Consolidated Statement of Income--Years Ended December 31, 1995, 1994 and 1993.

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1995:

          Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

               Consolidated Balance Sheet--December 31, 1995 and 1994.

               Consolidated Statement of Income--Years Ended December 31, 1995, 1994 and 1993.

               Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1995, 1994 and 1993.

               Consolidated Statement of Cash Flows--Years Ended December 31, 1995, 1994 and 1993.

     The following financial information is incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1995:

          Financial Statements of Northern Trust Corporation (Corporation):

               Condensed Balance Sheet--December 31, 1995 and 1994.

               Condensed Statement of Income--Years Ended December 31, 1995, 1994 and 1993.

               Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1995, 1994 and 1993.

               Condensed Statement of Cash Flows--Years Ended December 31, 1995, 1994 and 1993.

     The Notes to Consolidated Financial Statements as of December 31, 1995, incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1995, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

     The Report of Independent Public Accountants incorporated by reference into
Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1995 pertains to the consolidated financial statements and Corporation only information listed above.

     Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 14(a)3--Exhibits

     The exhibits listed on the Exhibit Index beginning on page 28 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 14(b)--Reports on Form 8-K

     No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 1996                               Northern Trust Corporation
                                                          (Registrant)

                                                   By:    William A. Osborn
                                                      -------------------------
                                                          William A. Osborn
                                                      Chairman of the Board and
                                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                       Title
        ---------                       -----

    William A. Osborn         Chairman of the Board,
-------------------------       Chief Executive Officer
    William A. Osborn           and Director


      Perry R. Pero           Senior Executive Vice
-------------------------       President and Chief
      Perry R. Pero             Financial Officer


     Harry W. Short           Senior Vice President and
-------------------------       Controller (Chief
     Harry W. Short             Accounting Officer)


    Dolores E. Cross          Director     )
                                           )
    Robert S. Hamada          Director     )
                                           )
    Barry G. Hastings         Director     )
                                           )
    Robert A. Helman          Director     )
                                           )
     Arthur L. Kelly          Director     )
                                           )
      Ardis Krainik           Director     )-----  By:    Peter L. Rossiter
                                           )          -------------------------
  Frederick A. Krehbiel       Director     )              Peter L. Rossiter
                                           )               Attorney-in-Fact
   William G. Mitchell        Director     )
                                           )
     Harold B. Smith          Director     )
                                           )
  William D. Smithburg        Director     )
                                           )
     Bide L. Thomas           Director     )


                                                           Date: March 12, 1996

                                EXHIBIT INDEX

     The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                Exhibit Incorporated
                                                                                  By Reference to
                                                                                Exhibit of Same Name
Exhibit                                                                           in Prior Filing*
Number     Description                                                            or Filed Herewith
-------    -----------------------------------------------------------------    --------------------
  (3)      Articles of Incorporation and By-laws
           (i)     Restated Certificate of Incorporation of Northern
                   Trust Corporation as amended to date ....................             (3)
           (ii)    By-laws of the Corporation ..............................             (2)

  (4)      Instruments Defining the Rights of Security Holders
           (i)     Deposit Agreement, dated as of February 5, 1992 among
                   Northern Trust Corporation, Harris Trust & Savings
                   Bank, As Depositary, and the holders from time to
                   time of the depositary receipts described therein .......             (2)
           (ii)    Form of The Northern Trust Company's Global Senior
                   Bank Note (Fixed Rate) ..................................             (2)
           (iii)   Form of The Northern Trust Company's Global Senior
                   Bank Note (Floating Rate) ...............................             (2)
           (iv)    Form of The Northern Trust Company's Global
                   Subordinated Medium-Term Bank Note (Fixed Rate) .........             (2)
           (v)     Form of The Northern Trust Company's Global
                   Subordinated Medium-Term Bank Note (Floating Rate) ......             (3)

 (10)      Material Contracts
           (i)     Trust System Implementation Agreement between The
                   Northern Trust Company and Andersen Consulting dated as
                   of September 30, 1991 ...................................             (1)
                   (1)   Extension of Implementation Agreement dated
                         January 4, 1996 ...................................       Filed Herewith
           (ii)    Northern Trust Corporation Amended Incentive Stock
                   Plan, as amended May 20, 1986.** ........................             (4)
           (iii)   Form of Employment Security Agreement dated May 23,
                   1986, between Northern Trust Corporation and each of
                   47 officers** ...........................................             (4)
                   (1)   Form of Agreement dated December 17, 1986, to Form
                         of Employment Security Agreement** ................             (5)
           (iv)    Long-Term Performance Stock Plan of Northern Trust
                   Corporation, as amended April 19, 1988.** ...............             (6)
           (v)     Lease dated July 1, 1988 between American National
                   Bank & Trust Company of Chicago as Trustee under Trust
                   Agreement dated February 12, 1986 and known as Trust
                   No. 66603 (Landlord) and Nortrust Realty Management,
                   Inc. (Tenant) ...........................................             (6)
           (vi)    Restated Northern Trust Employee Stock Ownership Plan,
                   dated January 1, 1989 as amended to date ................            (15)
           (vii)   Trust Agreement between The Northern Trust Company and
                   Citizens and Southern Trust Company (Georgia), N.A.,
                   (predecessor of NationsBank) dated January 26, 1989 .....             (7)
           (viii)  Form of Note Agreement dated January 26, 1989 between
                   ESOP Trust and each of the institutional lenders, with
                   respect to the 8.23% Notes of the ESOP Trust ............             (7)
           (ix)    Guaranty Agreement of Registrant with respect to the
                   8.23% Notes of the ESOP Trust, dated January 26, 1989 ...             (7)
           (x)     Share Acquisition Agreement between Registrant and the
                   ESOP Trust, dated January 26, 1989 ......................             (7)

                                                                                Exhibit Incorporated
                                                                                  By Reference to
                                                                                Exhibit of Same Name
Exhibit                                                                           in Prior Filing*
Number     Description                                                            or Filed Herewith
-------    -----------------------------------------------------------------    --------------------
           (xi)    Trust Agreement, dated September 14, 1989, between
                   The Northern Trust Company and Harris Trust & Savings
                   Bank regarding the Supplemental Employee Stock Ownership
                   Plan for Employees of The Northern Trust Company, the
                   Supplemental Thrift-Incentive Plan for Employees of
                   The Northern Trust Company and the Supplemental
                   Pension Plan for Employees of The Northern Trust
                   Company**................................................             (8)

           (xii)   Supplemental Employee Stock Ownership Plan for Employees
                   of The Northern Trust Company as amended and
                   restated.**..............................................       Filed Herewith

           (xiii)  Supplemental Thrift-Incentive Plan for Employees of
                   The Northern Trust Company as amended and restated.**....       Filed Herewith

           (xiv)   Supplemental Pension Plan for Employees of
                   The Northern Trust Company as amended and restated.**....       Filed Herewith

           (xv)    Rights Agreement, dated as of October 17, 1989,
                   between Northern Trust Corporation and Harris Trust
                   & Savings Bank. .........................................             (9)

           (xvi)   Lease dated August 27, 1985 between American National
                   Bank & Trust Company of Chicago as Trustee under Trust
                   Agreement dated April 5, 1990 and known as Trust
                   No. 110513-07 (Landlord) and The Northern Trust
                   Company (Tenant), as amended. ...........................            (10)

                   (1)   First Amendment to Agreement of Lease dated
                         August 15, 1986....................................       Filed Herewith

                   (2)   Second Amendment to Agreement of Lease dated
                         August 6, 1987.....................................       Filed Herewith

                   (3)   Third Amendment to Agreement of Lease dated
                         May 20, 1988.......................................       Filed Herewith

                   (4)   Fourth Amendment to Agreement of Lease dated
                         May 1, 1990........................................       Filed Herewith

                   (5)   Fifth Amendment to Agreement of Lease dated
                         January 12, 1995...................................       Filed Herewith

                   (6)   Sixth Amendment to Agreement of Lease dated
                         November 30, 1995..................................       Filed Herewith

          (xvii)   Lease dated July 8, 1987 between American National
                   Bank & Trust Company of Chicago as Trustee under
                   Trust Agreement dated July 12, 1984 and known as
                   Trust No. 61523 (Landlord) and The Northern Trust
                   Company (Tenant), as amended. ...........................            (10)

         (xviii)   Amended 1992 Incentive Stock Plan**......................            (16)

           (xix)   Amendments, dated December 21, 1993, to The Northern
                   Trust Company Employee Stock Ownership Plan,
                   Supplemental Pension Plan for Employees of
                   The Northern Trust Company, and Supplemental Thrift-
                   Incentive Plan for Employees of the Northern
                   Trust Company**..........................................            (14)

           (xx)    Life Insurance Agreement dated January 5, 1995,
                   between Northern Trust Corporation and David W. Fox**....            (15)

          (xxi)    Northern Trust Corporation (1995) Management
                   Performance Plan**.......................................            (17)

         (xxii)    Consulting Agreement dated October 1, 1995 between
                   Northern Trust Corporation and David W. Fox**............       Filed Herewith

        (xxiii)    Northern Trust Corporation Annual Performance Plan
                   1995.**..................................................       Filed Herewith

         (xxiv)    Form of Employment Security Agreement dated March 1,
                   1996 between Northern Trust Corporation and each of 7
                   Executive Officers.**....................................       Filed Herewith

(11)    Computation of Per Share Earnings...................................       Filed Herewith

(13)    1995 Annual Report to Stockholders..................................       Filed Herewith

(21)    Subsidiaries of the Registrant......................................       Filed Herewith

(23)    Consent of Independent Public Accountants...........................       Filed Herewith

(24)    Powers of Attorney..................................................       Filed Herewith

(27)    Financial Data Schedule.............................................       Filed Herewith

 * Prior Filings (File No. 0-5965, except as noted)

   (1)  Annual Report on Form 10-K for the year ended December 31, 1992

   (2)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

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

  (11)  Annual Report on Form 10-K for the year ended December 31, 1991

  (12)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1992

  (13)  Form 8-K dated February 20, 1991

  (14)  Annual Report on Form 10-K for the year ended December 31, 1993

  (15)  Annual Report on Form 10-K for the year ended December 31, 1994

  (16)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

  (17)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

** Denotes management contract or compensatory plan or arrangement

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