Form 10-Q
period 1996-03-31
NORTHERN TRUST CORP
filed 1996-05-14
CIK 73124

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------

                                   FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                      OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


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

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  [X]     No  [_]


                    56,648,044 Shares - $1.66 2/3 Par Value
            (Shares of Common Stock Outstanding on March 31, 1996)


===============================================================================

                                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                                   NORTHERN TRUST CORPORATION
                                                                                        March 31      December 31         March 31
                                                                                    ------------     ------------     ------------
($ In Millions)                                                                              1996             1995             1995
- ----------------------------------------------------------------------------         ------------     ------------     ------------
Assets
Cash and Due from Banks                                                              $   1,125.7      $   1,308.9      $   1,180.8
Money Market Assets
  Federal Funds Sold and Securities Purchased under Agreements to Resell                   118.8            162.1            176.3
  Time Deposits with Banks                                                               1,828.9          1,567.6          1,767.7
  Other                                                                                     54.4             54.5             14.3
 ---------------------------------------------------------------------------        -------------    -------------    -------------
  Total                                                                                  2,002.1          1,784.2          1,958.3
 ---------------------------------------------------------------------------        ------------     -------------    -------------
Securities (Fair value $6,110.5 at March 1996, $5,787.8 at December 1995 and
  $5,523.3 at March 1995)                                                                6,087.3          5,760.3          5,495.1
Loans and Leases (Net of unearned income of $89.6 at March 1996, $89.6 at
  December 1995, and $71.2 at March 1995)                                               10,025.6          9,906.0          8,875.7
Reserve for Credit Losses                                                                 (147.2)          (147.1)          (145.8)
Buildings and Equipment                                                                    287.9            281.5            280.8
Customers' Acceptance Liability                                                             28.9             35.8             52.6
Trust Security Settlement Receivables                                                      215.8            327.1            232.2
Other Assets                                                                               675.6            676.8            806.4
 ---------------------------------------------------------------------------        -------------    -------------    -------------
Total Assets                                                                        $   20,301.7     $   19,933.5     $   18,736.1
 ---------------------------------------------------------------------------        -------------    -------------    ------------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                              $    2,609.8     $    2,853.1     $    2,475.1
  Savings and Money Market Deposits                                                      3,598.4          3,385.3          3,050.1
  Savings Certificates                                                                   2,077.9          2,158.8          1,974.6
  Other Time                                                                               451.2            384.3            334.9
  Foreign Offices - Demand                                                                 309.2            459.8            264.5
                  - Time                                                                 3,053.9          3,246.9          3,510.7
 ---------------------------------------------------------------------------        -------------    -------------    -------------
  Total Deposits                                                                        12,100.4         12,488.2         11,609.9
Federal Funds Purchased                                                                  2,715.2          2,300.1          1,471.1
Securities Sold Under Agreements to Repurchase                                           1,911.5          1,858.7          2,283.0
Commercial Paper                                                                           144.3            146.7            134.4
Other Borrowings                                                                           914.8            875.9            623.9
Senior Notes                                                                               305.0             17.0            392.0
Notes Payable                                                                              336.1            334.6            244.8
Liability on Acceptances                                                                    28.9             35.8             52.6
Other Liabilities                                                                          376.9            423.9            576.3
 ---------------------------------------------------------------------------        -------------    -------------    -------------
  Total Liabilities                                                                     18,833.1         18,480.9         17,388.0
 ---------------------------------------------------------------------------        ------------     -------------    ------------
Stockholders' Equity
Preferred Stock                                                                            120.0            170.0            170.0
Common Stock - $1.66 2/3 Par Value                                                          95.0             93.6             93.3
                                   March 1996    December 1995    March 1995
 ---------------------------------------------------------------------------
  Shares authorized               140,000,000     140,000,000    140,000,000
  Shares issued                    56,979,579      56,158,064     55,994,352
  Shares outstanding               56,648,044      55,664,412     55,980,309

Capital Surplus                                                                            332.7            306.1            306.7
Retained Earnings                                                                          971.7            928.8            810.7
Net Unrealized Gain (Loss) on Securities                                                    (3.0)             2.6             (9.2)
Common Stock Issuable - Performance Plan                                                    10.4             14.7             16.7
Deferred Compensation - ESOP and Other                                                     (40.3)           (39.4)           (39.6)
Treasury Stock - (at cost, 331,535 shares at March 1996, 493,652 shares at
  December 1995, and 14,043 shares at March 1995)                                          (17.9)           (23.8)             (.5)
 ---------------------------------------------------------------------------         ------------     -------------    ------------
  Total Stockholders' Equity                                                             1,468.6          1,452.6          1,348.1
 ---------------------------------------------------------------------------         ------------     ------------    -------------
Total Liabilities and Stockholders' Equity                                           $  20,301.7      $  19,933.5      $  18,736.1
 ---------------------------------------------------------------------------         ------------     ------------     ------------

CONSOLIDATED STATEMENT OF INCOME                                         NORTHERN TRUST CORPORATION

                                                                                 First Quarter
                                                                                 Ended March 31
                                                                            ------------------------
($ In Millions Except Per Share Information)                                       1996         1995
- --------------------------------------------------------------------------  -----------  -----------
Interest Income
  Money Market Assets
    Federal Funds Sold and Securities Purchased under Agreements to Resell  $      3.8   $      3.5
    Time Deposits with Banks                                                      22.8         26.7
    Other                                                                           .8           .2
- --------------------------------------------------------------------------  -----------  -----------
  Total                                                                           27.4         30.4
- --------------------------------------------------------------------------  -----------  -----------
  Securities                                                                      93.6         85.1
  Loans and Leases                                                               163.9        145.7
- --------------------------------------------------------------------------  -----------  -----------
Total Interest Income                                                            284.9        261.2
- --------------------------------------------------------------------------  -----------  -----------
Interest Expense
  Deposits  - Savings and Money Market Deposits                                   28.1         26.6
            - Savings Certificates                                                30.9         24.5
            - Other Time                                                           8.4          6.4
            - Foreign Offices                                                     44.1         50.6
  Federal Funds Purchased                                                         28.7         16.1
  Securities Sold under Agreements to Repurchase                                  26.1         24.1
  Commercial Paper                                                                 1.9          2.1
  Other Borrowings                                                                12.8         10.5
  Senior Notes                                                                     4.1          6.9
  Notes Payable                                                                    6.4          4.9
- --------------------------------------------------------------------------  -----------  -----------
Total Interest Expense                                                           191.5        172.7
- --------------------------------------------------------------------------  -----------  -----------
Net Interest Income                                                               93.4         88.5
Provision for Credit Losses                                                        5.0          1.5
- --------------------------------------------------------------------------  -----------  -----------
Net Interest Income after Provision for Credit Losses                             88.4         87.0
- --------------------------------------------------------------------------  -----------  -----------
Noninterest Income
  Trust Fees                                                                     143.9        120.8
  Security Commissions and Trading Income                                          6.3          5.9
  Other Operating Income                                                          37.2         34.8
  Investment Security Gains                                                         .3           .1
- --------------------------------------------------------------------------  -----------  -----------
Total Noninterest Income                                                         187.7        161.6
- --------------------------------------------------------------------------  -----------  -----------
Income before Noninterest Expenses                                               276.1        248.6
- --------------------------------------------------------------------------  -----------  -----------
Noninterest Expenses
  Salaries                                                                        87.7         82.5
  Pension and Other Employee Benefits                                             20.4         21.5
  Occupancy Expense                                                               15.8         14.2
  Equipment Expense                                                               13.6         12.6
  Other Operating Expenses                                                        46.5         46.5
- --------------------------------------------------------------------------  -----------  -----------
Total Noninterest Expenses                                                       184.0        177.3
- --------------------------------------------------------------------------  -----------  -----------
Income before Income Taxes                                                        92.1         71.3
Provision for Income Taxes                                                        30.6         22.0
- --------------------------------------------------------------------------  -----------  -----------
Net Income                                                                  $     61.5   $     49.3
- --------------------------------------------------------------------------  -----------  -----------
Net Income Applicable to Common Stock                                       $     60.2   $     47.2
- --------------------------------------------------------------------------  -----------  -----------
Net Income Per Common Share - Primary                                       $      1.05  $       .86
                            - Fully Diluted                                        1.04          .85
- --------------------------------------------------------------------------  -----------  -----------
Average Number of Common Shares Outstanding - Primary                        57,490,937   55,168,319
                                            - Fully Diluted                  57,922,410   56,394,815
- --------------------------------------------------------------------------  -----------  -----------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  NORTHERN TRUST CORPORATION

                                                                 First Quarter
                                                                Ended March 31
                                                          --------------------
(In Millions)                                                  1996       1995
- --------------------------------------------------------  ---------  ---------
Preferred Stock
Balance at January 1                                      $  170.0   $  170.0
Conversion of Preferred Stock, Series E                      (50.0)        -
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                          120.0      170.0
- --------------------------------------------------------  ---------  ---------
Common Stock
Balance at January 1                                          93.6       90.6
Stock Issued in Acquisitions                                    -         2.7
Conversion of Preferred Stock, Series E                        1.4         -
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                           95.0       93.3
- --------------------------------------------------------  ---------  ---------
Capital Surplus
Balance at January 1                                         306.1      302.2
Stock Issued - Incentive Plan and Awards                      (2.6)      (2.4)
Stock Issued in Acquisitions                                    -         6.9
Conversion of Preferred Stock, Series E                       29.2         -
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                          332.7      306.7
- --------------------------------------------------------  ---------  ---------
Retained Earnings
Balance at January 1                                         928.8      762.7
Net Income                                                    61.5       49.3
Dividend Declared on Common Stock                            (17.6)     (14.1)
Dividends Declared on Preferred Stock                         (1.0)      (2.3)
Pooled Affiliates                                               -        15.1
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                          971.7      810.7
- --------------------------------------------------------  ---------  ---------
Net Unrealized Gain (Loss) on Securities
Balance at January 1                                           2.6      (15.8)
Unrealized Gain (Loss), net                                   (5.6)       6.6
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                           (3.0)      (9.2)
- --------------------------------------------------------  ---------  ---------
Common Stock Issuable - Performance Plan
Balance at January 1                                          14.7       17.9
Stock Issuable, net of Stock Issued                           (4.3)      (1.2)
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                           10.4       16.7
- --------------------------------------------------------  ---------  ---------
Deferred Compensation - ESOP and Other
Balance at January 1                                         (39.4)     (38.8)
Compensation Deferred                                         (1.8)      (1.5)
Compensation Amortized                                          .9         .7
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                          (40.3)     (39.6)
- --------------------------------------------------------  ---------  ---------
Treasury Stock
Balance at January 1                                         (23.8)      (8.1)
Stock Options and Awards                                      17.2       10.4
Stock Purchased                                              (30.5)      (2.8)
Conversion of Preferred Stock, Series E                       19.2         -
- --------------------------------------------------------  ---------  ---------
Balance at March 31                                          (17.9)       (.5)
- --------------------------------------------------------  ---------  ---------
Total Stockholders' Equity at March 31                    $1,468.6   $1,348.1
- --------------------------------------------------------  ---------  ---------

CONSOLIDATED STATEMENT OF CASH FLOWS                  Northern Trust Corporation

                                                                                            First Quarter
                                                                                            Ended March 31
                                                                                      --------------------------
(In Millions)                                                                             1996           1995
- ---------------------------------------------------------------------------------     -----------    -----------
Cash Flows from Operating Activities:
Net Income                                                                             $    61.5     $     49.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                              5.0            1.5
    Depreciation on Buildings and Equipment                                                 11.8           10.8
    Increase in Interest Receivable                                                         (2.7)         (18.5)
    Increase (Decrease) in Interest Payable                                                  (.7)           5.6
    Amortization and Accretion of Securities and Unearned Income                           (29.7)         (45.6)
    Amortization of Software, Goodwill and Other Intangibles                                11.0            9.1
    Net (Increase) Decrease in Trading Account Securities                                   82.0          (53.9)
    Other Noncash, net                                                                     (22.9)          57.6
- ---------------------------------------------------------------------------------      ----------    -----------
    Net Cash Flows from Operating Activities                                               115.3           15.9
- ---------------------------------------------------------------------------------      ----------    -----------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased under
      Agreements to Resell                                                                  43.3          613.8
    Net (Increase) Decrease in Time Deposits with Banks                                   (261.3)          97.0
    Net (Increase) Decrease in Other Money Market Assets                                      .1           (4.8)
    Purchases of Securities--Held to Maturity                                              (62.7)        (179.4)
    Proceeds from Maturity and Redemption of Securities--Held to Maturity                  108.5          238.9
    Purchases of Securities--Available for Sale                                         (7,198.0)      (3,724.4)
    Proceeds from Sale, Maturity and Redemption of Securities--Available for Sale        6,754.9        3,404.4
    Net Increase in Loans and Leases                                                      (125.4)        (183.9)
    Purchases of Buildings and Equipment                                                   (16.7)         (12.3)
    Net Decrease in Trust Security Settlement Receivables                                  111.3           73.5
    Other, net                                                                             (13.2)            .4
- ---------------------------------------------------------------------------------      ----------    -----------
    Net Cash Flows from Investing Activities                                              (659.2)         323.2
- ---------------------------------------------------------------------------------      ----------    -----------
Cash Flows from Financing Activities:
    Net Decrease in Deposits                                                              (387.7)        (303.9)
    Net Increase in Federal Funds Purchased                                                415.1          499.1
    Net Increase in Securities Sold under Agreement to Repurchase                           52.8           66.1
    Net Increase (Decrease) in Commercial Paper                                             (2.4)          10.6
    Net Increase (Decrease) in Short-Term Other Borrowings                                 135.3         (262.0)
    Proceeds from Term Federal Funds Purchased                                             902.4          437.9
    Repayments of Term Federal Funds Purchased                                            (998.8)        (629.9)
    Proceeds from Senior Notes                                                             700.0             --
    Repayments of Senior Notes                                                            (412.0)        (155.0)
    Treasury Stock Purchased                                                               (29.2)          (1.9)
    Net Proceeds from Stock Options                                                          2.1            1.1
    Cash Dividends Paid on Common and Preferred Stock                                      (18.4)         (16.3)
    Other, net                                                                               1.5            3.4
- ---------------------------------------------------------------------------------      ----------    -----------
    Net Cash Flows from Financing Activities                                               360.7         (350.8)
- ---------------------------------------------------------------------------------      ----------    -----------
    Decrease in Cash and Due from Banks                                                   (183.2)         (11.7)
    Cash and Due from Banks at Beginning of Year                                         1,308.9        1,192.5
- ---------------------------------------------------------------------------------      ----------    -----------
Cash and Due from Banks at March 31                                                    $ 1,125.7     $  1,180.8
- ---------------------------------------------------------------------------------      ----------    -----------
Schedule of Noncash Investing and Financing Activities:
    Conversion of Preferred Stock, Series E to Common Stock                            $    49.7     $       --
    Acquisition of Affiliate for Stock                                                        --           24.7
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings                      $   192.2     $    166.7
    Income Taxes Received                                                                   (1.9)          (5.3)
- ---------------------------------------------------------------------------------      ----------    -----------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1996 and 1995 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

2. SECURITIES - The following table summarizes the book and fair values of securities.


                                    March 31, 1996          December 31, 1995          March 31, 1995
                                -------------------------------------------------------------------------
                                    Book         Fair         Book         Fair         Book         Fair
(In Millions)                      Value        Value        Value        Value        Value        Value
- ---------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government               $   93.4     $   93.3     $  116.1     $  116.3     $  117.8     $  117.6
  Obligations of States and
   Political Subdivisions          348.9        372.2        366.9        394.0        445.8        474.8
  Federal Agency                    18.2         18.2         22.2         22.4         22.4         21.8
  Other                             29.4         29.4         29.9         29.9         29.3         29.3
- ---------------------------------------------------------------------------------------------------------
 Subtotal                          489.9        513.1        535.1        562.6        615.3        643.5
- ---------------------------------------------------------------------------------------------------------

Available for Sale
  U.S. Government                2,160.5      2,160.5      1,667.7      1,667.7        854.0        854.0
  Obligations of States and
   Political Subdivisions           73.2         73.2         70.2         70.2            -            -
  Federal Agency                 3,167.6      3,167.6      3,152.8      3,152.8      3,619.1      3,619.1
  Preferred Stock                  112.4        112.4        147.8        147.8        196.4        196.4
  Other                             76.8         76.8         97.8         97.8        152.4        152.4
- ---------------------------------------------------------------------------------------------------------
Subtotal                         5,590.5      5,590.5      5,136.3      5,136.3      4,821.9      4,821.9
- ---------------------------------------------------------------------------------------------------------

Trading Account                      6.9          6.9         88.9         88.9         57.9         57.9
- ---------------------------------------------------------------------------------------------------------

Total Securities                $6,087.3     $6,110.5     $5,760.3     $5,787.8     $5,495.1     $5,523.3
- ---------------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                 March 31, 1996
- ---------------------------------------------------------------------------------------------------------

                                                                           Gross Unrealized
                                                               Book        ----------------          Fair
(In Millions)                                                 Value        Gains     Losses         Value
- ---------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                                            $ 93.4        $   -        $.1        $ 93.3
  Obligations of States and
      Political Subdivisions                                  348.9         23.5         .2         372.2
  Federal Agency                                               18.2           .2         .2          18.2
  Other                                                        29.4            -          -          29.4
- ---------------------------------------------------------------------------------------------------------
Total                                                        $489.9        $23.7        $.5        $513.1
- ---------------------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                           March 31, 1996
- ----------------------------------------------------------------------------------
                                                       Gross Unrealized
                                       Amortized      -----------------       Fair
(In Millions)                               Cost      Gains      Losses      Value
- ----------------------------------------------------------------------------------
Available for Sale
  U.S. Government                       $2,162.4   $    2.3    $    4.2   $2,160.5
  Obligations of States and
      Political Subdivisions                72.3        1.9         1.0       73.2
  Federal Agency                         3,167.1        4.4         3.9    3,167.6
  Preferred Stock                          112.7          -          .3      112.4
  Other                                     77.8         .8         1.8       76.8
- ----------------------------------------------------------------------------------
Total                                   $5,592.3   $    9.4    $   11.2   $5,590.5
- ----------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $3.3 million and $6.3 million, respectively, as of March 31, 1996. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of March 31, 1996, stockholders' equity included a charge of $3.0 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.


3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $4.4 billion on March 31, 1996, $3.9 billion on December 31, 1995 and $3.7 billion on March 31, 1995.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $1.1 billion on March 31, 1996, $1.0 billion on December 31, 1995 and $833.7 million on March 31, 1995.


5. LOANS AND LEASES - Amounts outstanding in selected loan categories are shown below:

                              March 31  December 31   March 31
                             ---------------------------------
(In Millions)                     1996         1995       1995
- --------------------------------------------------------------
Domestic
  Commercial                 $ 3,052.1     $3,202.1   $2,990.3
  Residential Real Estate      4,048.1      3,896.4    3,429.5
  Commercial Real Estate         537.0        512.6      505.6
  Broker                         383.3        304.0      169.9
  Consumer                       748.1        758.9      633.5
  Other                          560.7        625.5      614.8
  Lease Financing                198.9        202.3      154.6
- --------------------------------------------------------------
Total Domestic                 9,528.2      9,501.8    8,498.2
International                    497.4        404.2      377.5
- --------------------------------------------------------------

Total Loans and Leases       $10,025.6     $9,906.0   $8,875.7
- --------------------------------------------------------------

At March 31, 1996, other domestic and international loans include $612.3 million of overnight trust-related advances in connection with next day security settlements, compared with $810.4 million at December 31, 1995 and $732.9 million at March 31, 1995.

At March 31, 1996, nonperforming assets totaled $32.1 million. Included in this amount were loans with a recorded investment of $27.6 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $16.0 million had no portion of the reserve for credit losses allocated to them, while $11.6 million had an allocated reserve of $3.8 million. For the first quarter of 1996, the total recorded investment in impaired loans averaged $24.4 million. Total interest income recognized on impaired loans for the quarter ended March 31, 1996 was $53 thousand, most of which was recognized using the cash-basis method of accounting.

At March 31, 1995, nonperforming assets totaled $25.4 million and included $21.0 million of impaired loans. $16.6 million of these impaired loans had no reserve allocation while $4.4 million had an allocated reserve of $1.1 million. Impaired loans for the first quarter of 1995 averaged $26.5 million with $148 thousand of interest income recognized, principally on the cash-basis method.


6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows:

                                   Three Months Ended March 31
                                  ------------------------------
(In Millions)                             1996             1995
- ----------------------------------------------------------------
Balance at Beginning of Period          $147.1           $144.8
 Charge-Offs                              (5.7)            (2.7)
 Recoveries                                0.8              1.1
- ----------------------------------------------------------------
Net Charge-Offs                           (4.9)            (1.6)
- ----------------------------------------------------------------
Provision for Credit Losses                5.0              1.5
Reserve Related to Acquisition               -              1.1
- ----------------------------------------------------------------
Balance at End of Period                $147.2           $145.8
- ----------------------------------------------------------------

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER EARNINGS HIGHLIGHTS

Net income for the first quarter totaled a record $61.5 million, an increase of 25% from the $49.3 million reported in the first quarter of 1995. Net income per common share on a fully diluted basis increased 22% to $1.04 from $.85 in 1995. This earnings performance produced an annualized return on average common equity (ROE) of 18.35% versus 16.84% reported last year, and an annualized return on average assets (ROA) of 1.19% versus 1.09% in 1995. The quarter's performance reflects the leverage of a 12% increase in total revenues, driven by record levels of trust fees, coupled with a modest 4% increase in operating expenses.

NONINTEREST INCOME

Noninterest income increased 16% and totaled $187.7 million for the quarter, accounting for 65% of total taxable equivalent revenue. Trust fees, which represented 77% of noninterest income and 50% of total taxable equivalent revenue, grew 19% or $23.1 million over the like period of 1995 reaching $143.9 million. Fees generated by businesses acquired after the first quarter of 1995 accounted for $6.9 million of the trust fee growth. Exclusive of these fees, trust fees increased 13% compared to the first quarter of last year. Trust assets under administration at March 31, 1996 totaled $641.2 billion compared to $519.9 billion a year ago.

Trust fees from Corporate and Institutional Services (C&IS) increased $14.6 million to $72.8 million. Fees generated by RCB International, Inc. (RCB), an October 31, 1995 acquisition, accounted for $6.0 million of the trust fee growth. Exclusive of the RCB contribution, C&IS trust fees increased $8.6 million or 15% from the year ago quarter. The increase in fees reflects substantial new business and strong growth across all product lines, particularly custody, securities lending, retirement services and investment management. Custody fees increased $2.7 million or 10% and totaled $30.2 million for the quarter. The growth, in both domestic and global custody, was driven by increased transaction-based fees and new business. Domestic securities lending fees, up 30% versus last year, reflect a 25% increase in the volume of securities loaned as well as a modest increase in the spread earned from the investment of the cash collateral. International securities lending fees increased 48% during the quarter, driven by a 79% increase in the volume of securities loaned, partially offset by narrowing spreads on the investment of the cash collateral. Fees from retirement services generated by Hazlehurst & Associates, Inc. increased 22%, principally from new business. Investment management fees, primarily related to institutional funds and enhanced cash products, increased 61% driven by new business and growth in customized products tailored to client needs. C&IS trust assets under administration grew 24% or $108.1 billion over last year and now total $567.1 billion. C&IS assets under the management of Northern Trust total $70.3 billion, up 39% from a year ago.

Trust fees from Personal Financial Services (PFS) grew 14% from the prior year level of $62.6 million and totaled $71.1 million for the first quarter. PFS trust fee growth resulted primarily from new business and higher market values of the assets administered. The principal contributors to this fee growth were the Wealth Management Group and PFS offices in Chicago, Florida, Arizona and Texas. The increase in fees also reflects the contribution of $.9 million in fees from Beach Bank, a March 31, 1995 acquisition. During the first quarter of 1996, new offices were opened in Bonita Springs and Delray Beach, bringing to 21 the total number of offices in the high-growth Florida market. At March 31, 1996, Northern Trust's network of PFS offices totaled 52 locations throughout Illinois, Florida, California, Arizona and Texas. Total personal trust assets under administration increased $13.2 billion from the prior year and totaled $74.1 billion at March 31, 1996, with $44.2 billion under management.

Security commissions and trading income totaled $6.3 million compared with $5.9 million reported in the first quarter of 1995. The increase resulted primarily from a higher volume of trading activity by individual investors.

Other operating income totaled $37.2 million in the quarter, compared to $34.8 million in the like quarter of 1995. The principal items included in other operating income are foreign exchange trading profits and treasury management fees. Foreign exchange trading profits of $12.5 million increased 12% from the year ago quarter. Foreign exchange trading profits, generated in both Chicago and London, continue to benefit from the increase in cross-border investment activities of Master Trust/Master Custody clients, although they are also impacted by market volatility. The fee component of treasury management revenues rose 5% to $13.0 million compared to the prior year. Total treasury management revenues, including both fees and earnings on compensating deposit balances, were $20.5 million, representing a 6% increase from the first quarter of 1995. This improvement resulted from new business growth in all treasury management products, particularly electronic services. The year to year comparison of treasury management revenues was also impacted by a $.7 million decrease in the amount of FDIC insurance premiums that were previously passed through to clients in 1995. Other operating income in the first quarter also benefited from higher levels of the trust-related overnight advances on which fees are charged.

NET INTEREST INCOME

Net interest income for the first quarter totaled a record $93.4 million, 5% higher than the $88.5 million reported in the first quarter of 1995. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the first quarter was $102.0 million, up 4% from the $98.1 million reported in 1995. The increase reflects the positive impact of 1995 acquisitions and higher levels of earning assets, offset in part by a decline in the net interest margin to 2.21% from 2.43% reported in the first quarter of 1995.

Earning assets for the first quarter averaged $18.6 billion, up 13% from the $16.4 billion average for the first quarter of 1995. The $2.2 billion growth in average earning assets reflects a 15% or

$1.2 billion increase in average loans, and a $1.0 billion or 17% growth in average security holdings. Money market assets totaled $2.1 billion on average for the quarter, down 2% from the like period of 1995.

The overall loan growth was concentrated in the domestic portfolio as international loans were essentially unchanged from the prior year level. Approximately one-half of the domestic growth was centered in residential mortgage loans, which increased to $3.9 billion on average and comprised 40% of the total average loan portfolio. Commercial and industrial loans grew $220 million to average $3.1 billion during the first quarter of 1996. Securities for the quarter averaged $6.7 billion, up 17% from the $5.7 billion reported last year, due primarily to a $1.1 billion increase in short-term U.S. Government securities.

The growth in average earning assets was funded primarily by increased levels of interest-bearing deposits, federal funds purchased, repurchase agreements, and noninterest-related funds. Total interest-bearing deposits averaged $9.9 billion, up $528 million from the first quarter of 1995.
This growth came principally from savings certificates (up $393 million), savings and money market deposits (up $314 million), and other time deposits (up $155 million), offset by a decline in foreign office time deposits of $334 million, concentrated primarily in the London Branch. Noninterest-related funds increased $272 million and averaged $2.8 billion due in large part to growth in stockholders' equity. Stockholders' equity increased $150 million or 11% and averaged $1.46 billion due primarily to growth in retained earnings. The remaining increase in average noninterest-related funds came from higher levels of demand deposit accounts resulting from acquisitions and growth from new and existing relationships.

The net interest margin decreased to 2.21% compared with 2.43% last year. The flat yield curve experienced throughout much of the first quarter of 1996 narrowed spreads between returns on short-term assets and rates paid on retail deposits and various short-term funding sources.

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $5.0 million compares to $1.5 million in the first quarter of 1995. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section on pages 13 through 15.

NONINTEREST EXPENSES

Noninterest expenses totaled $184.0 million for the quarter, up $6.7 million or 4% from $177.3 million in the first quarter of 1995. Operating expenses of the three businesses acquired in 1995 accounted for approximately $8.6 million of total expenses in the quarter, while the reduction in FDIC insurance premiums that began in the second half of 1995 lowered expenses in the first quarter of 1996 by $4.0 million. Northern Trust continues to invest in technology and in the expansion of its network of personal trust and banking offices. The incremental costs of these strategic programs in the first quarter have been largely offset by savings obtained through Northern Trust's stringent expense control initiatives.

Salaries and benefits, which represent 59% of total noninterest expenses, increased a modest 4% compared to the year ago quarter to $108.1 million. The principal items contributing to the change were merit increases, incentive compensation, and staff additions resulting from 1995 acquisitions and to support Northern Trust's growing retirement services activities. These increases were partially offset by a decline in staff levels in other areas of Northern Trust and cost savings from changes in several benefit plans effective January 1, 1996. Staff on a full-time equivalent basis at March 31, 1996 totaled 6,536 which is essentially unchanged from year-end 1995, but down 197 staff from March 31, 1995 (exclusive of 179 employees added through acquisitions).

Net occupancy expense totaled $15.8 million, up 11% or $1.6 million from $14.2 million in the first quarter of 1995, due in part to acquisitions and new offices. The principal components of the increase were higher rent, real estate taxes and utility costs, and amortization and depreciation of leasehold improvements and buildings, offset in part by lower levels of lease operating costs.

Equipment expense, which includes depreciation, rental, and maintenance costs, totaled $13.6 million, up $1.0 million or 8% from the first quarter of 1995. The principal components of the increase were higher levels of depreciation primarily related to personal computers and computer hardware, and higher rental costs associated with computer equipment and data communication lines.

Other operating expenses totaled $46.5 million, unchanged from the prior year level. The reduction in FDIC insurance premiums which took effect in the second half of 1995 was offset by the addition of professional service fees paid to RCB's network of investment managers, and higher levels of software amortization, contract data processing costs, transaction-based depository fees, and amortization expense of goodwill and other intangibles.

The components of other operating expenses were as follows:

                                                 Three Months Ended March 31
                                                 ---------------------------
(In Millions)                                       1996             1995
                                                 ---------         ---------
Business Development                             $   6.0           $   5.9
Purchased Professional Services                     16.8              14.0
Telecommunications                                   2.7               2.6
Postage and Supplies                                 5.8               5.5
FDIC Premium                                          --               4.0
Software Amortization                                8.6               7.4
Goodwill and Other Intangibles Amortization          2.4               1.7
Other Expense                                        4.2               5.4
                                                -----------        ---------
Total Other Operating Expenses                   $  46.5           $  46.5
                                                ===========        =========


PROVISION FOR INCOME TAXES

The provision for income taxes was $30.6 million for the first quarter compared with $22.0 million in the year ago quarter. The higher tax provision in 1996 resulted from the growth in taxable earnings for both federal and state income tax purposes and a decline in tax-exempt income from the prior year. The effective tax rate was 33% for 1996 versus 31% in 1995.

BALANCE SHEET

In January, 1996, the Corporation issued 1,198,372 shares of common stock upon conversion of its $50 million stated value Series E convertible preferred stock, which on January 5, 1996 had been called for redemption. The conversion has no impact on fully diluted net income per common share since the shares issued upon conversion were already reflected in the Corporation's fully diluted shares.

Total assets as of March 31, 1996 were $20.3 billion and averaged $20.9 billion for the first quarter, up 14% from last year's average of $18.4 billion. Due to increased lending activity, in addition to the Beach Bank and Tanglewood Bank acquisitions, loans and leases totaled $10.0 billion at March 31, 1996, and averaged $9.8 billion for the first quarter. This compares with $8.9 billion in total loans at March 31, 1995 and $8.5 billion on average for the first quarter of last year.

Driven primarily by continued strong earnings growth, the conversion of the Series E convertible preferred stock and stock issued in connection with the March 31, 1995 acquisition of Beach Bank, common stockholders' equity increased 16% and averaged $1.32 billion for the first quarter, versus $1.14 billion last year. Total stockholders' equity for the quarter also increased and averaged $1.46 billion compared with $1.31 billion last year.

During the quarter, the Corporation purchased 566,306 of its own shares at a total cost of $30.5 million pursuant to the 4 million share buyback program authorized by the Board of Directors in 1994. At March 31, 1996, an additional 1.7 million shares remain to be purchased under this program. Northern Trust's risk-based capital ratios remained strong at 9.1% for tier 1 and 12.7% for total capital at March 31, 1996. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 6.1% at March 31, 1996, also exceeded the regulatory requirement of 3%.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at March 31, 1996 totaled $32.1 million, compared with $33.7 million at December 31, 1995 and $25.4 million at March 31, 1995. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $27.9 million, or .29% of total domestic loans and leases at March 31, 1996. Included in this total are commercial real estate loans of $16.3 million. At December 31, 1995 and March 31, 1995, domestic nonaccrual loans totaled $29.0 million and $19.7 million, respectively.

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

Nonperforming Assets and 90 Day Past Due Loans and Leases

                                                       March 31                 December 31             March 31
(In Millions)                                            1996                      1995                   1995
- ------------------------------------------------------------------------------------------------------------------
     Nonaccrual Loans and Leases
     Domestic                                           $27.9                     $29.0                  $19.7
     International                                          -                        .2                    1.3
- ------------------------------------------------------------------------------------------------------------------
     Total Nonaccrual Loans and Leases                   27.9                      29.2                   21.0
     Restructured Loans                                   2.7                       2.7                    2.8
     OREO                                                 1.5                       1.8                    1.6
- ------------------------------------------------------------------------------------------------------------------
     Total Nonperforming Assets                         $32.1                     $33.7                  $25.4
- ------------------------------------------------------------------------------------------------------------------
     Total 90 Day Past Due Loans
     (still accruing)                                   $36.9                     $22.0                  $11.6
- ------------------------------------------------------------------------------------------------------------------


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

The 1996 first quarter provision for credit losses was $5.0 million, compared with $1.5 million in the first quarter of 1995. Net charge-offs totaled $4.9 million in the first quarter of 1996, versus net charge-offs of $1.6 million last year. The reserve for credit losses was $147.2 million or 1.47% of outstanding loans at March 31, 1996. This compares with $147.1 million or 1.49% of outstanding loans at December 31, 1995 and $145.8 million or 1.64% of outstanding loans at March 31, 1995. The lower reserve to outstanding loans ratio at March 31, 1996 is attributable to loan growth, a significant portion of which is in low-risk residential mortgage lending.

The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and relatively moderate level of net charge-offs. Management's assessment of the current U.S. economy and the financial condition of certain clients facing financial difficulties together with the types of loans creating portfolio growth were primary factors impacting management's decision to maintain the reserve for credit losses at $147.2 million at March 31, 1996, essentially unchanged from December 31, 1995 and slightly higher than March 31, 1995. Although difficult to predict, management presently expects that the provision for credit losses for the balance of 1996 will be somewhat above the very low level experienced in the comparable period of 1995.

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

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME                                                    NORTHERN TRUST CORPORATION

                                                                                     First Quarter
                                                      ----------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                    1996                                  1995
                                                      ------------------------------------   -------------------------------------
($ in Millions)                                       Interest          Volume       Rate    Interest         Volume         Rate
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Repurchase Agreements      $    3.8       $     267.1    5.66 %   $     3.5      $     233.6      5.99 %
    Time Deposits with Banks                              22.8           1,745.3    5.26          26.7          1,856.4      5.83
    Other                                                   .8              53.5    6.06            .2             14.1      6.26
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Total Money Market Assets                                 27.4           2,065.9    5.33          30.4          2,104.1      5.85
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Securities
    U.S. Government                                       29.6           2,084.5    5.71          13.0            992.4      5.32
    Obligations of States and Political Subdivision       10.5             422.1    9.99          12.5            453.0     11.04
    Federal Agency                                        57.2           3,956.5    5.81          61.7          3,878.3      6.45
    Other                                                  3.9             262.3    6.02           6.0            382.2      6.35
    Trading Account                                         .2               9.5    7.25            .5             26.4      8.23
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Total Securities                                         101.4           6,734.9    6.05          93.7          5,732.3      6.62
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Loans and Leases                                         164.7           9,777.3    6.78         146.7          8,535.9      6.97
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Total Earning Assets                                  $  293.5       $  18,578.1    6.35 %   $   270.8      $  16,372.3      6.71 %
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Average Source of Funds
Deposits
    Savings and Money Market Deposits                 $   28.1       $   3,577.7    3.16 %   $    26.6      $   3,263.1      3.31 %
    Savings Certificates                                  30.9           2,110.1    5.89          24.5          1,717.5      5.79
    Other Time                                             8.4             611.4    5.53           6.4            456.6      5.67
    Foreign Offices Time                                  44.1           3,577.4    4.96          50.6          3,911.9      5.24
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Total Deposits                                           111.5           9,876.6    4.54         108.1          9,349.1      4.69
Federal Funds Purchased                                   28.7           2,143.3    5.39          16.1          1,122.6      5.81
Repurchase Agreements                                     26.1           1,977.1    5.31          24.1          1,697.0      5.77
Commercial Paper                                           1.9             143.8    5.45           2.1            143.8      5.84
Other Borrowings                                          12.8             978.2    5.25          10.5            807.8      5.25
Senior Notes                                               4.1             314.4    5.25           6.9            469.6      5.92
Notes Payable                                              6.4             334.8    7.68           4.9            244.8      8.13
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Total Interest-Related Funds                             191.5          15,768.2    4.88         172.7         13,834.7      5.06
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Interest Rate Spread                                         -                 -    1.47 %           -                -      1.65 %
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Noninterest-Related Funds                                    -           2,809.9       -             -          2,537.6         -
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Total Source of Funds                                 $  191.5       $  18,578.1    4.14 %   $   172.7      $  16,372.3      4.28 %
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----
Net Interest Income/Margin                            $  102.0                 -    2.21 %   $    98.1                -      2.43 %
- --------------------------------------------------    --------       -----------    ------   ---------      -----------      -----


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE                                                                          First Quarter 1996/95
                                                                                           ------------------------------
                                                                                           Change Due To
                                                                                           --------------------
(In Millions)                                                                              Volume      Rate       Total
- ---------------------------------------------------------------------------                ------    --------    --------
Earning Assets                                                                           $   34.3   $   (11.6)  $   22.7
Interest-Related Funds                                                                       25.4        (6.6)      18.8
- ---------------------------------------------------------------------------              --------   ---------   ---------
Net Interest Income                                                                      $    8.9   $    (5.0)  $    3.9
- ---------------------------------------------------------------------------              --------   ---------   ---------

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of stockholders of Northern Trust Corporation was held on April 16, 1996 for the purposes of electing fourteen Directors to hold office until the next annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of management's nominees for Directors as listed in the proxy statement were elected by the following votes set forth below. There were no broker non-votes for any candidate.


               Candidates           "FOR"      "WITHHELD"
         -----------------------  ----------   ----------
         Dolores E. Cross         51,209,909     162,420
         Robert S. Hamada         51,236,472     162,420
         Barry G. Hastings        51,325,451     162,420
         Robert A. Helman         51,234,438     162,420
         Arthur L. Kelly          51,229,042     162,420
         Ardis Krainik            50,672,814     162,420
         Robert D. Krebs          51,234,518     162,420
         Frederick A. Krehbiel    50,753,093     162,420
         William G. Mitchell      50,735,163     162,420
         Edward J. Mooney         51,226,140     162,420
         William A. Osborn        51,248,198     162,420
         Harold B. Smith          51,235,715     162,420
         William D. Smithburg     51,186,113     162,420
         Bide L. Thomas           51,208,166     162,420


Item 6.      Exhibits and Reports on Form 8-K


     (a.)    Exhibits
             --------

             Exhibit (3)     Amendment to By-laws of the Corporation
                             and By-laws as amended.

             Exhibit (10)    Material Contracts:
                             (i)  Northern Trust Corporation (1996)
                                  Annual Performance Plan.

                             (ii) Northern Trust Corporation (1996)
                                  Management Performance Plan.

             Exhibit (11)    Computation of Per Share Earnings.

             Exhibit (27)    Financial Data Schedule.

             Exhibit (99)    Remarks delivered by William A. Osborn at the
                             Annual Meeting of Stockholders of Northern Trust
                             Corporation held on April 16, 1996.

     (b.)    Reports on Form 8-K
             -------------------

             In a report on Form 8-K dated January 5, 1996, Northern Trust incorporated by reference in Item 5 its January 5, 1996 press release, reporting on its announced call for redemption on January 26, 1996 all of its outstanding 6.25% Series E Preferred Stock Depository Shares.

             In a report on Form 8-K dated January 16, 1996, Northern Trust incorporated by reference in Item 5 its January 16, 1996 press release, reporting on its earnings for the fourth quarter of 1995 and for its 1995 fiscal year. The press release, with summary financial information, was filed pursuant to Item 7.

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



                             NORTHERN TRUST CORPORATION
                             --------------------------
                                    (Registrant)



Date:  May 14, 1996          By:  PERRY R. PERO
                                  -------------------------------
                                  PERRY R. PERO
                                  Senior Executive Vice President
                                  and Chief Financial Officer



Date:  May 14, 1996          By:  HARRY W. SHORT
                                  ------------------------------------
                                  HARRY W. SHORT
                                  Senior Vice President and Controller
                                  (Chief Accounting Officer)