Form 10-Q
period 1996-06-30
NORTHERN TRUST CORP
filed 1996-08-12
CIK 73124

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                         ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to_____________

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

                       ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes   [X]      No  [_]


                    56,272,053 Shares - $1.66 2/3 Par Value
             (Shares of Common Stock Outstanding on June 30, 1996)


================================================================================

                                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                                 NORTHERN TRUST CORPORATION

                                                                                       June 30    December 31        June 30
                                                                                --------------   ------------   ------------
($ In Millions)                                                                           1996           1995           1995
- -----------------------------------------------------------------------         --------------   ------------   ------------
Assets
Cash and Due from Banks                                                         $    1,232.9     $  1,308.9     $  1,092.8
Money Market Assets
 Federal Funds Sold and Securities Purchased under Agreements to Resell                361.3          162.1          404.0
 Time Deposits with Banks                                                            1,905.4        1,567.6        1,654.5
 Other                                                                                  78.5           54.5           12.6
- -----------------------------------------------------------------------         --------------   ------------   ------------
 Total                                                                               2,345.2        1,784.2        2,071.1
- -----------------------------------------------------------------------         --------------   ------------   ------------
Securities (Fair value $6,323.1 at June 1996, $5,787.8 at December 1995
   and $5,656.0 at June 1995)                                                        6,303.3        5,760.3        5,624.6
Loans and Leases (Net of unearned income of $91.1 at June 1996, $89.6
   at December 1995, and $75.6 at June 1995)                                        10,405.2        9,906.0        9,421.8
Reserve for Credit Losses                                                             (147.4)        (147.1)        (145.9)
Buildings and Equipment                                                                289.2          281.5          278.2
Customers' Acceptance Liability                                                         34.0           35.8           47.1
Trust Security Settlement Receivables                                                  382.8          327.1          287.0
Other Assets                                                                           906.0          676.8          624.4
- -----------------------------------------------------------------------         --------------   ------------   ------------
Total Assets                                                                    $   21,751.2     $ 19,933.5     $ 19,301.1
- -----------------------------------------------------------------------         --------------   ------------   ------------
Liabilities
Deposits
    Demand and Other Noninterest-Bearing                                        $    2,892.6     $  2,853.1     $  2,543.5
    Savings and Money Market Deposits                                                3,689.6        3,385.3        3,008.2
    Savings Certificates                                                             2,063.6        2,158.8        2,028.5
    Other Time                                                                         456.7          384.3          367.0
    Foreign Offices - Demand                                                           382.4          459.8          327.8
                    - Time                                                           3,782.9        3,246.9        2,972.3
- -----------------------------------------------------------------------         --------------   ------------   ------------
    Total Deposits                                                                  13,267.8       12,488.2       11,247.3
Federal Funds Purchased                                                              1,096.0        2,300.1        1,063.9
Securities Sold Under Agreements to Repurchase                                       1,699.0        1,858.7        1,066.3
Commercial Paper                                                                       144.2          146.7          147.3
Other Borrowings                                                                     3,077.2          875.9        3,415.9
Senior Notes                                                                           205.0           17.0          317.0
Notes Payable                                                                          332.1          334.6          241.1
Liability on Acceptances                                                                34.0           35.8           47.1
Other Liabilities                                                                      402.2          423.9          364.9
- -----------------------------------------------------------------------         --------------   ------------   ------------
    Total Liabilities                                                               20,257.5       18,480.9       17,910.8
- -----------------------------------------------------------------------         --------------   ------------   ------------
Stockholders' Equity
Preferred Stock                                                                        120.0          170.0          170.0
Common Stock - $1.66 2/3 Par Value                                                      95.0           93.6           93.4
                           June 1996  December 1995      June 1995
- -------------------------------------------------------------------
 Shares authorized       140,000,000    140,000,000    140,000,000
 Shares issued            56,979,579     56,158,064     56,035,628
 Shares outstanding       56,272,053     55,664,412     55,870,628

Capital Surplus                                                                        329.5          306.1          307.2
Retained Earnings                                                                    1,016.4          928.8          847.0
Net Unrealized Gain (Loss) on Securities                                                (1.1)           2.6           (2.1)
Common Stock Issuable - Performance Plan                                                10.4           14.7           16.7
Deferred Compensation - ESOP and Other                                                 (37.7)         (39.4)         (35.3)
Treasury Stock - (at cost, 707,526 shares at June 1996, 493,652 shares at
 December 1995, and 165,000 shares at June 1995)                                       (38.8)         (23.8)          (6.6)
- -----------------------------------------------------------------------         --------------   ------------   ------------
 Total Stockholders' Equity                                                          1,493.7        1,452.6        1,390.3
- -----------------------------------------------------------------------         --------------   ------------   ------------
Total Liabilities and Stockholders' Equity                                      $   21,751.2     $ 19,933.5     $ 19,301.1
- -----------------------------------------------------------------------         --------------   ------------   ------------
                                                                                                                           2

CONSOLIDATED STATEMENT OF INCOME                                                                     NORTHERN TRUST CORPORATION

                                                                         Second Quarter
                                                                          Ended June 30                 Six Months Ended June 30
                                                                  ----------------------------        ----------------------------

($ In Millions Except Per Share Information)                         1996            1995                1996            1995
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Interest Income
   Money Market Assets
     Federal Funds Sold and Securities Purchased
     under Agreements to Resell                                   $       3.4     $       3.9         $       7.2     $       7.4
     Time Deposits with Banks                                            20.9            20.8                43.7            47.5
     Other                                                                 .8              .3                 1.6              .5
- ------------------------------------------------------------      ------------    ------------        ------------    ------------

   Total                                                                 25.1            25.0                52.5            55.4
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
   Securities                                                            91.7            89.1               185.3           174.2
   Loans and Leases                                                     169.3           157.0               333.2           302.7
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Total Interest Income                                                   286.1           271.1               571.0           532.3
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Interest Expense
   Deposits  - Savings and Money Market Deposits                         28.6            27.4                56.7            54.0
             - Savings Certificates                                      29.3            30.6                60.2            55.1
             - Other Time                                                 6.2             8.0                14.6            14.4
             - Foreign Offices                                           45.5            47.2                89.6            97.8
   Federal Funds Purchased                                               22.5            16.1                51.2            32.2
   Securities Sold under Agreements to Repurchase                        28.0            25.0                54.1            49.1
   Commercial Paper                                                       2.0             2.2                 3.9             4.3
   Other Borrowings                                                      18.7            15.9                31.5            26.4
   Senior Notes                                                           3.4             5.8                 7.5            12.7
   Notes Payable                                                          6.4             4.9                12.8             9.8
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Total Interest Expense                                                  190.6           183.1               382.1           355.8
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Net Interest Income                                                      95.5            88.0               188.9           176.5
Provision for Credit Losses                                               4.0             1.5                 9.0             3.0
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Net Interest Income after Provision for Credit Losses                    91.5            86.5               179.9           173.5
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Noninterest Income
   Trust Fees                                                           148.7           123.3               292.6           244.1
   Security Commissions and Trading Income                                6.4             5.2                12.7            11.1
   Other Operating Income                                                40.0            39.9                77.2            74.7
   Investment Security Gains                                               .1              .1                  .4              .2
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Total Noninterest Income                                                195.2           168.5               382.9           330.1
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Income before Noninterest Expenses                                      286.7           255.0               562.8           503.6
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Noninterest Expenses
   Salaries                                                              90.0            84.4               177.7           166.9
   Pension and Other Employee Benefits                                   18.4            20.8                38.8            42.3
   Occupancy Expense                                                     15.6            15.3                31.4            29.5
   Equipment Expense                                                     13.8            12.0                27.4            24.6
   Other Operating Expenses                                              53.8            45.4               100.3            91.9
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Total Noninterest Expenses                                              191.6           177.9               375.6           355.2
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Income before Income Taxes                                               95.1            77.1               187.2           148.4
Provision for Income Taxes                                               31.7            24.0                62.3            46.0
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Net Income                                                        $      63.4     $      53.1         $     124.9     $     102.4
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Net Income Applicable to Common Stock                             $      62.2     $      50.9         $     122.4     $      98.1
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Net Income Per Common Share - Primary                             $      1.08     $       .90         $      2.13     $      1.75
                            - Fully Diluted                              1.08             .89                2.12            1.74
- ------------------------------------------------------------      ------------    ------------        ------------    ------------
Average Number of Common Shares Outstanding - Primary              57,444,717      56,878,030          57,467,827      56,027,938
                                            - Fully Diluted        57,585,575      58,178,442          57,804,774      57,340,009
- ------------------------------------------------------------      ------------    ------------        ------------    ------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY       NORTHERN TRUST CORPORATION

                                                                         Six Months
                                                                        Ended June 30
                                                                   -----------------------
(In Millions)                                                         1996        1995
- ----------------------------------------------------------------   ----------   ----------
Preferred Stock
Balance at January 1                                                 $  170.0  $   170.0
Conversion of Preferred Stock, Series E                                 (50.0)         -
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                      120.0      170.0
- ----------------------------------------------------------------   -----------------------
Common Stock
Balance at January 1                                                     93.6       90.6
Stock Issued - Incentive Plan and Awards                                              .1
Stock Issued in Acquisitions                                                         2.7
Conversion of Preferred Stock, Series E                                   1.4          -
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                       95.0       93.4
- ----------------------------------------------------------------   -----------------------
Capital Surplus
Balance at January 1                                                    306.1      302.2
Stock Issued - Incentive Plan and Awards                                 (5.8)      (1.9)
Stock Issued in Acquisitions                                                         6.9
Conversion of Preferred Stock, Series E                                  29.2          -
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                      329.5      307.2
- ----------------------------------------------------------------   -----------------------
Retained Earnings
Balance at January 1                                                    928.8      762.7
Net Income                                                              124.9      102.4
Dividends Declared on Common Stock                                      (35.0)     (28.7)
Dividends Declared on Preferred Stock                                    (2.3)      (4.5)
Pooled Affiliates                                                                   15.1
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                    1,016.4      847.0
- ----------------------------------------------------------------   -----------------------
Net Unrealized Gain (Loss) on Securities
Balance at January 1                                                      2.6      (15.8)
Unrealized Gain (Loss), net                                              (3.7)      13.7
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                       (1.1)      (2.1)
- ----------------------------------------------------------------   -----------------------
Common Stock Issuable - Performance Plan
Balance at January 1                                                     14.7       17.9
Stock Issuable, net of Stock Issued                                      (4.3)      (1.2)
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                       10.4       16.7
- ----------------------------------------------------------------   -----------------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                    (39.4)     (38.8)
Compensation Deferred                                                    (1.9)      (1.4)
Compensation Amortized                                                    3.6        4.9
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                      (37.7)     (35.3)
- ----------------------------------------------------------------   -----------------------
Treasury Stock
Balance at January 1                                                    (23.8)      (8.1)
Stock Options and Awards                                                 28.9       11.0
Stock Purchased                                                         (63.1)      (9.5)
Conversion of Preferred Stock, Series E                                  19.2          -
- ----------------------------------------------------------------   -----------------------
Balance at June 30                                                      (38.8)      (6.6)
- ----------------------------------------------------------------   -----------------------
Total Stockholders' Equity at June 30                                $1,493.7   $1,390.3
- ----------------------------------------------------------------   -----------------------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                            NORTHERN TRUST CORPORATION

                                                                                                        Six Months
                                                                                                       Ended June 30
                                                                                                 -----------------------
(In Millions)                                                                                            1996       1995
- --------------------------------------------------------------------------                       ------------ ----------
Cash Flows from Operating Activities:
Net Income                                                                                       $     124.9  $   102.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Provision for Credit Losses                                                                            9.0        3.0
  Depreciation on Buildings and Equipment                                                               23.7       21.3
  Increase in Interest Receivable                                                                                  (7.9)
  Increase in Interest Payable                                                                           3.0        9.7
  Amortization and Accretion of Securities and Unearned Income                                         (55.7)     (88.6)
  Amortization of Software, Goodwill and Other Intangibles                                              21.9       18.1
  Net (Increase) Decrease in Trading Account Securities                                                 85.6      (51.9)
  Other Noncash, net                                                                                  (237.9)       2.6
- --------------------------------------------------------------------------                       ------------ ----------
  Net Cash Provided by (Used in) Operating Activities                                                  (25.5)       8.7
- --------------------------------------------------------------------------                       ------------ ----------
Cash Flows from Investing Activities:
  Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell   (199.2)     386.1
  Net (Increase) Decrease in Time Deposits with Banks                                                 (337.8)     210.2
  Net Increase in Other Money Market Assets                                                            (24.0)      (3.1)
  Purchases of Securities-Held to Maturity                                                          (6,400.3)    (501.0)
  Proceeds from Maturity and Redemption of Securities-Held to Maturity                               6,434.7      594.3
  Purchases of Securities-Available for Sale                                                       (20,273.3) (15,315.8)
  Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                      19,648.2   14,889.6
  Net Increase in Loans and Leases                                                                    (510.5)    (737.3)
  Net Purchases of Buildings and Equipment                                                             (31.4)     (20.2)
  Net (Increase) Decrease in Trust Security Settlement Receivables                                     (55.7)      18.7
  Other, net                                                                                           (13.4)       2.4
- --------------------------------------------------------------------------                       ------------ ----------
  Net Cash Used in Investing Activities                                                             (1,762.7)    (476.1)
- --------------------------------------------------------------------------                       ------------ ----------
Cash Flows from Financing Activities:
  Net Increase (Decrease) in Deposits                                                                  779.6     (666.5)
  Net Increase (Decrease) in Federal Funds Purchased                                                (1,204.1)      91.9
  Net Decrease in Securities Sold under Agreement to Repurchase                                       (159.7)  (1,150.6)
  Net Increase (Decrease) in Commercial Paper                                                           (2.5)      23.5
  Net Increase in Short-Term Other Borrowings                                                        2,358.2    2,346.0
  Proceeds from Term Federal Funds Purchased                                                         1,340.9    1,341.3
  Repayments of Term Federal Funds Purchased                                                        (1,497.8)  (1,349.3)
  Proceeds from Senior Notes & Notes Payable                                                           701.5          -
  Repayments of Senior Notes & Notes Payable                                                          (516.0)    (233.7)
  Treasury Stock Purchased                                                                             (58.8)      (8.5)
  Net Proceeds from Stock Options                                                                        5.2        1.7
  Cash Dividends Paid on Common and Preferred Stock                                                    (37.3)     (32.7)
  Other, net                                                                                             3.0        4.6
- --------------------------------------------------------------------------                       ------------ ----------
  Net Cash Provided by Financing Activities                                                          1,712.2      367.7
- --------------------------------------------------------------------------                       ------------ ----------
  Decrease in Cash and Due from Banks                                                                  (76.0)     (99.7)
  Cash and Due from Banks at Beginning of Year                                                       1,308.9    1,192.5
- --------------------------------------------------------------------------                       ------------ ----------
Cash and Due from Banks at June 30                                                               $   1,232.9  $ 1,092.8
- --------------------------------------------------------------------------                       ------------ ----------
Schedule of Noncash Investing and Financing Activities:
  Conversion of Preferred Stock, Series E to Common Stock                                        $      49.7  $       -
  Acquisition of Affiliate for Stock                                                                               24.7
Supplemental Disclosures of Cash Flow Information:
  Interest Paid on Deposits and Short- and Long-Term Borrowings                                  $     379.1  $   345.7
  Income Taxes Paid                                                                                     34.9       31.3
- --------------------------------------------------------------------------                       ------------ ----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1996 and 1995 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

2. SECURITIES - The following table summarizes the book and fair values of securities.

                                June 30, 1996        December 31, 1995         June 30, 1995
                             -------------------------------------------------------------------
                               Book       Fair       Book        Fair        Book        Fair
(In Millions)                  Value      Value      Value       Value       Value       Value
- ------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government             $  114.2   $  114.1   $  116.1    $  116.3    $   88.1    $   88.2
  Obligations of States and
   Political Subdivisions        341.3      361.2      366.9       394.0       434.7       466.2
  Federal Agency                  18.2       18.2       22.2        22.4        22.7        22.6
  Other                           30.4       30.4       29.9        29.9        29.2        29.1
- ------------------------------------------------------------------------------------------------
Subtotal                         504.1      523.9      535.1       562.6       574.7       606.1
- ------------------------------------------------------------------------------------------------

Available for Sale
  U.S. Government              1,763.9    1,763.9    1,667.7     1,667.7       729.3       729.3
  Obligations of States and
   Political Subdivisions         79.5       79.5       70.2        70.2           -           -
  Federal Agency               3,779.9    3,779.9    3,152.8     3,152.8     3,936.4     3,936.4
  Preferred Stock                110.7      110.7      147.8       147.8       188.0       188.0
  Other                           61.9       61.9       97.8        97.8       140.3       140.3
- ------------------------------------------------------------------------------------------------
Subtotal                       5,795.9    5,795.9    5,136.3     5,136.3     4,994.0     4,994.0
- ------------------------------------------------------------------------------------------------

Trading Account                    3.3        3.3       88.9        88.9        55.9        55.9
- ------------------------------------------------------------------------------------------------

Total Securities              $6,303.3   $6,323.1   $5,760.3    $5,787.8    $5,624.6    $5,656.0
- ------------------------------------------------------------------------------------------------

Reconciliation of Book  Values to Fair Values of
Securities Held to Maturity                                   June 30, 1996
- ------------------------------------------------------------------------------------------------
                                                            Gross Unrealized
                                                 Book       ----------------             Fair
(In Millions)                                    Value      Gains      Losses            Value
- -----------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                               $114.2       $   -       $ .1           $114.1
  Obligations of States and
   Political Subdivisions                        341.3        20.3         .4            361.2
  Federal Agency                                  18.2          .1         .1             18.2
  Other                                           30.4           -          -             30.4
- ----------------------------------------------------------------------------------------------
Total                                           $504.1       $20.4       $ .6           $523.9
- ----------------------------------------------------------------------------------------------

                                                                               6


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                  June 30, 1996
- ------------------------------------------------------------------------------------------------
                                                              Gross Unrealized
                                        Amortized             ----------------          Fair
(In Millions)                                Cost             Gains     Losses         Value
- ------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                        $1,766.1            $ 1.7       $ 3.9       $1,763.9
  Obligations of States and
    Political Subdivisions                   79.3              1.9         1.7           79.5
  Federal Agency                          3,780.0              2.6         2.7        3,779.9
  Preferred Stock                           111.0               -           .3          110.7
  Other                                      62.7               .8         1.6           61.9
- ------------------------------------------------------------------------------------------------
Total                                    $5,799.1            $ 7.0       $10.2       $5,795.9
- ------------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $4.6 million and $3.1 million, respectively, as of June 30, 1996. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of June 30, 1996, stockholders' equity included a charge of $1.1 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.


3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $6.3 billion on June 30, 1996, $3.9 billion on December 31, 1995 and $5.2 billion on June 30, 1995.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $1.3 billion on June 30, 1996, $1.0 billion on December 31, 1995 and $848.0 million on June 30, 1995.


5. LOANS AND LEASES - Amounts outstanding in selected loan categories are shown below:

                                        June 30               December 31              June 30
                                       -------------------------------------------------------
(In Millions)                            1996                    1995                   1995
- ----------------------------------------------------------------------------------------------
Domestic
  Commercial                           $ 3,293.8                 $3,202.1             $3,185.6
  Residential Real Estate                4,300.8                  3,896.4              3,550.2
  Commercial Real Estate                   577.9                    512.6                471.1
  Broker                                   284.2                    304.0                241.8
  Consumer                                 803.4                    758.9                734.2
  Other                                    468.0                    625.5                673.3
  Lease Financing                          209.3                    202.3                163.4
- ----------------------------------------------------------------------------------------------
Total Domestic                           9,937.4                  9,501.8              9,019.6
International                              467.8                    404.2                402.2
- ----------------------------------------------------------------------------------------------

Total Loans and Leases                 $10,405.2                 $9,906.0             $9,421.8
- ----------------------------------------------------------------------------------------------

At June 30, 1996, other domestic and international loans include $588.6 million of overnight trust-related advances in connection with next day security settlements, compared with $810.4 million at December 31, 1995 and $842.1 million at June 30, 1995.

At June 30, 1996, nonperforming loans totaled $38.9 million. Included in this amount were loans with a recorded investment of $35.4 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $14.6 million had no portion of the reserve for credit losses allocated to them, while $20.8 million had an allocated reserve of $1.0 million. For the second quarter of 1996, the total recorded investment in impaired loans averaged $27.8 million. Total interest income recorded on impaired loans for the quarter ended June 30, 1996 was $166 thousand, recognized principally on the cash-basis method of accounting.

At June 30, 1995, nonperforming loans totaled $33.3 million and included $30.0 million of impaired loans. $26.0 million of these impaired loans had no reserve allocation while $4.0 million had an allocated reserve of $.7 million. Impaired loans for the second quarter of 1995 averaged $26.4 million with $230 thousand of interest income recognized principally on the cash-basis method.

6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows:


                                          Six Months Ended June 30
- ------------------------------------------------------------------
(In Millions)                                 1996        1995
- ------------------------------------------------------------------
Balance at Beginning of Period              $147.1        $144.8
 Charge-Offs                                  (9.8)         (5.6)
 Recoveries                                    1.1           2.6
- ------------------------------------------------------------------
Net Charge-Offs                               (8.7)         (3.0)
- ------------------------------------------------------------------
Provision for Credit Losses                    9.0           3.0
Reserve Related to Acquisition                   -           1.1
- -----------------------------------------------------------------
Balance at End of Period                    $147.4        $145.9
- -----------------------------------------------------------------


7. ACQUISITIONS - In August 1996, Northern Trust Corporation entered into a definitive agreement to acquire Metroplex Bancshares, Inc., parent company of Bent Tree National Bank in Dallas, Texas for approximately $14.6 million in cash. Bent Tree's assets totaled $80.4 million at June 30, 1996 and net income totaled $1.1 million for the first six months of the year. The agreement is subject to the approval of Metroplex shareholders and to various regulatory approvals, and is expected to close in the the fourth quarter of 1996.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER EARNINGS HIGHLIGHTS

Net income for the second quarter totaled a record $63.4 million, an increase of 19% from the $53.1 million reported in the second quarter of 1995. Net income per common share on a fully diluted basis increased 21% to $1.08 from $.89 in 1995. This earnings performance produced an annualized return on average common equity (ROE) of 18.47% versus 17.09% reported last year, and an annualized return on average assets (ROA) of 1.21% versus 1.13% in 1995. Total revenues on a taxable equivalent basis in the quarter increased 13% to $299.5 million with trust fees and net interest income at record levels, while noninterest expenses increased 8%.


NONINTEREST INCOME

Noninterest income increased 16% and totaled $195.2 million for the quarter, accounting for 65% of total taxable equivalent revenue. Trust fees of $148.7 million increased 21% or $25.4 million over the like period of 1995, and now represent 76% of noninterest income and 50% of total taxable equivalent revenue. Fees generated by RCB International, Inc. (RCB), an October 31, 1995 acquisition, accounted for $6.5 million of the trust fee growth. Exclusive of these fees, trust fees increased 15% compared to the second quarter of last year, driven by record new business, increased transaction volumes and higher market values of trust assets. Trust assets under administration at June 30, 1996 increased 26% and totaled $692.9 billion compared to $549.3 billion a year ago.

Trust fees from Corporate and Institutional Services (C&IS) increased $17.2 million to $76.4 million. Exclusive of the RCB contribution, C&IS trust fees increased $10.7 million or 18% from the year-ago quarter. The increase in fees reflects substantial new business, record securities lending results and strong revenue growth in global custody, investment management and retirement services. Net new business sold in the first half of the year has been strong and is equivalent to all of the new business sold in 1995. The transition of this new business sold to date is expected to continue through the third quarter of 1996. Custody fees increased $3.4 million or 13% and totaled $30.4 million for the quarter. The growth was particularly strong in global custody which was driven by increased transaction-based fees and new business. Domestic securities lending fees, up 63% versus last year, reflect a 46% increase in the volume of securities loaned as well as a modest increase in the spread earned from the investment of the cash collateral. International securities lending fees increased 62% during the quarter, driven by a 58% increase in the volume of securities loaned and an improved spread earned on the investment of the cash collateral. Fees from retirement services generated by Hazlehurst & Associates, Inc. increased 19%, principally from new business. Investment management fees increased 41% driven by new business and growth in customized products tailored to client needs.

C&IS trust assets under administration grew 27% or $131.3 billion over last year and now total $616.2 billion. C&IS trust assets under the management of Northern Trust total $74.8 billion, up 43% from a year ago.

Trust fees from Personal Financial Services (PFS) increased 13% from the prior year level of $64.1 million and totaled $72.3 million for the second quarter, reflecting strong growth throughout Northern Trust's five-state network of PFS offices. PFS trust fee growth resulted primarily from new business and higher market values of the assets administered. Net new recurring business sold through the first six months is up 25% from the year-ago period. During the second quarter of 1996, Northern Trust expanded its distribution capabilities for personal trust and private banking services with the opening of new offices in Sun City West, Arizona, Stuart, Florida and Barrington, Illinois. At June 30, 1996, Northern Trust's network of PFS offices totaled 55 locations throughout Illinois, Florida, California, Arizona and Texas. Trust fees from the four states outside of Illinois now comprise about one-half of total PFS trust fees. Total personal trust assets under administration increased $12.3 billion from the prior year and totaled $76.7 billion at June 30, 1996, with $45.1 billion under management.

Security commissions and trading income totaled $6.4 million compared with $5.2 million reported in the second quarter of 1995 due to higher brokerage commission revenue at Northern Trust Securities, Inc. This increase resulted primarily from a higher volume of trading activity by individual investors.

Other operating income totaled $40.0 million in the quarter, essentially unchanged from the like quarter of 1995. The principal items included in other operating income are foreign exchange trading profits and treasury management fees. Foreign exchange trading profits were $15.1 million, an increase of 20% from the first quarter of 1996 but down 3% from the strong performance in the second quarter of 1995. Foreign exchange trading profits, generated in both Chicago and London, are impacted by the level of cross-border investment activities of Master Trust/Master Custody clients and market volatility. The fee component of treasury management revenues rose 20% to $14.5 million compared to the prior year. Total treasury management revenues, including both fees and the computed value of compensating deposit balances, were $22.0 million, representing a 13% increase from the second quarter of 1995. The compensating deposit balances contributed to the increase in net interest income. The improvement in treasury management revenues resulted from new business growth in both paper- and electronic-based products. The year to year comparison of treasury management revenues was also impacted by a $.7 million decrease in the amount of FDIC insurance premiums that were passed through to clients in 1995 and included in treasury management results. Other operating income in the second quarter of 1995 benefited by $1.3 million in gains from the sale of lease residuals compared to nominal gains in the current quarter. In addition, other operating income in the quarter reflected the elimination of float-related compensation as a result of the Depository Trust Company's first quarter 1996 conversion to a same-day settlement basis for security transactions.

NET INTEREST INCOME

Net interest income for the second quarter totaled a record $95.5 million, 9% higher than the $88.0 million reported in the second quarter of 1995. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the second quarter was $104.3 million, up 7% from the $97.5 million reported in 1995. The increase in net interest income reflects growth in noninterest-related funds and higher levels of earning assets, primarily in residential mortgages, commercial and industrial loans and short-term U.S. Government and federal agency securities. These factors were partially offset by a decline in the net interest margin to 2.22% from 2.35% reported in the second quarter of 1995.

Earning assets for the second quarter averaged $18.9 billion, up 14% from the $16.7 billion average for the second quarter of 1995. The $2.2 billion growth in average earning assets reflected a 13% or $1.2 billion increase in average loans, and a $.8 billion or 14% growth in average security holdings. Money market assets totaled $2.0 billion on average for the quarter, up 13% from the like period of 1995.

The loan growth was concentrated primarily in the domestic portfolio. Residential mortgages increased 20% to average $4.2 billion and now comprise 41% of the total average loan portfolio. Commercial and industrial loans averaged $3.3 billion during the second quarter of 1996 compared to $3.1 billion last year. Securities for the quarter increased $.8 billion on average to $6.7 billion, due primarily to a 21% increase in short-term U.S. Government and federal agency securities.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $10.0 billion, up $575 million from the second quarter of 1995. This growth came principally from savings and money market deposits (up $371 million), and foreign office time deposits (up $228 million). Short-term funds were also raised utilizing federal funds purchased, repurchase agreements, and other borrowings. The growth in other borrowings was concentrated primarily in higher treasury tax and loan account balances. Noninterest-related funds increased $257 million and averaged $2.8 billion due in large part to growth in common stockholders' equity. Common stockholders' equity increased $159 million or 13% and averaged $1.35 billion due primarily to growth in retained earnings. The remaining increase in noninterest-related funds was concentrated in foreign demand and trust-related deposits. The net interest margin decreased 13 basis points to 2.22% compared with 2.35% last year due primarily to lower spreads earned on the higher volume of U.S. Government and federal agency securities.

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $4.0 million was up $2.5 million from the low level reported in the second quarter of 1995. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.


NONINTEREST EXPENSES

Noninterest expenses totaled $191.6 million for the quarter, up $13.7 million or 8% from $177.9 million in the second quarter of 1995. Operating expenses of the two businesses acquired in the second half of 1995 accounted for approximately $7.5 million of this increase, while the reduction in FDIC insurance premiums during the second half of 1995 lowered expenses by $4.2 million. Expenses for the current quarter were adversely affected by $4.1 million in costs attributable to errors in the processing of three transactions by the capital structures unit of global custody operations. Excluding the increases attributable to acquisitions and these processing costs and the decline due to lower FDIC premiums, expense growth would have been 4%. The increase in noninterest expenses also reflects the support necessary for higher levels of trust new business and treasury management and global custody volumes, as well as costs associated with PFS office expansion.

Salaries and benefits, which represent 57% of total noninterest expenses, increased to $108.4 million from $105.2 million in the year-ago quarter. The principal items contributing to the change were merit increases, incentive compensation, and staff additions resulting from 1995 acquisitions and to support Northern Trust's growing trust activities. These increases were partially offset by a decline in staff levels in other areas and cost savings from changes in several benefit plans effective January 1, 1996. Staff on a full-time equivalent basis at June 30, 1996 totaled 6,698, up 3% from 6,531 at the end of 1995.

Net occupancy expense totaled $15.6 million, up 2% from $15.3 million in the second quarter of 1995, due in part to acquisitions and the opening of new offices. The principal components of the increase were higher rent, real estate taxes, and amortization and depreciation of leasehold improvements and buildings, offset in part by lower levels of lease operating and building maintenance costs.

Equipment expense, which includes depreciation, rental and maintenance costs, totaled $13.8 million, up $1.8 million or 15% from the second quarter of 1995. The principal components of the increase were higher levels of computer equipment depreciation, maintenance and rental expenses.

Other operating expenses in the quarter totaled $53.8 million compared to $45.4 million last year. The $4.2 million reduction in FDIC insurance which took effect in the second half of 1995 was offset by the $4.1 million in costs attributable to processing errors within global custody operations. Other operating expenses were also impacted by the addition of professional service fees paid to RCB's network of investment managers, and higher levels of software amortization, transaction-based depository fees, and amortization expense of goodwill and other intangibles.

The components of other operating expenses were as follows:

                                                  Quarter Ended June 30
                                                  ---------------------
(In Millions)                                         1996        1995
                                                      ----        ----

Business Development                                 $ 6.7       $ 6.1
Purchased Professional Services                       18.3        14.0
Telecommunications                                     3.0         2.8
Postage and Supplies                                   5.3         5.3
FDIC Premium                                            --         4.2
Software Amortization                                  8.6         7.4
Goodwill and Other Intangibles Amortization
  Amortization                                         2.4         1.6
Other Expense                                          9.5         4.0
                                                     _____       _____
Total Other Operating Expenses                       $53.8       $45.4
                                                     -----       -----

PROVISION FOR INCOME TAXES

The provision for income taxes was $31.7 million for the second quarter compared with $24.0 million in the year-ago quarter. The higher tax provision in 1996 resulted from the growth in taxable earnings for both federal and state income tax purposes and a decline in tax-exempt income from the prior year. The effective tax rate was 33% for 1996 versus 31% in 1995.


SIX MONTHS EARNINGS HIGHLIGHTS

Net income totaled $124.9 million for the six months ended June 30, 1996 compared to $102.4 million last year, an increase of 22%. On a fully diluted basis, net income per common share also increased 22% to $2.12. The ROE for the six month period was 18.41% versus 16.97% one year ago, while the ROA improved to 1.20% from 1.11% in the same period of last year.

Noninterest income increased 16% to $382.9 million from $330.1 million in the like period of 1995. Noninterest income comprised 65% of total taxable equivalent revenue. Trust fees totaled $292.6 million, up 20% from $244.1 million last year. Security commissions and trading income totaled $12.7 million, up $1.6 million or 15% from the $11.1 million earned last year. Foreign exchange trading profits were at record levels and totaled $27.6 million. The fee portion of treasury management revenues totaled $27.5 million, up 12% from the $24.4 million reported in 1995. Total treasury management revenues, which, in addition to fees, include the computed value of compensating deposit balances, increased

10% and totaled $42.5 million. These compensating deposit balances also contributed to the improvement in net interest income.

Net interest income stated on a fully taxable equivalent basis totaled $206.3 million, up 5% from the $195.6 million in the like period of 1995. The provision for credit losses increased $6.0 million to $9.0 million in 1996. Net loan charge-offs increased to $8.7 million from $3.0 million in the prior year. Noninterest expenses totaled $375.6 million, up 6% from $355.2 million in 1995.


BALANCE SHEET

Total assets at June 30, 1996 were $21.8 billion and averaged $20.9 billion for the first six months, up 13% from last year's average of $18.6 billion. Due to increased lending activity, in addition to the July 31, 1995 acquisition of Tanglewood Bank, loans and leases grew to $10.4 billion at June 30, 1996, and averaged $10.0 billion for the first six months. This compares with $9.4 billion in total loans at June 30, 1995 and $8.8 billion on average for the first six months of last year.

Driven primarily by continued strong earnings growth and the first quarter 1996 conversion of the Series E convertible preferred stock, common stockholders' equity increased 15% to average $1.34 billion for the first six months, versus $1.17 billion last year. Total stockholders' equity averaged $1.47 billion compared with $1.34 billion in 1995.

During the quarter, the Northern Trust Corporation acquired 590,211 of its own shares at a total cost of $32.6 million pursuant to the 4 million share buyback program authorized by the Board of Directors in 1994. This brought the total number of shares acquired in 1996 to 1,156,517 leaving an additional 1.1 million shares remaining to be acquired under this program. Northern Trust's risk-based capital ratios remained strong at 8.4% for tier 1 and 11.7% for total capital at June 30, 1996. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 6.2% at June 30, 1996, also exceeded the regulatory requirement of 3%.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at June 30, 1996 totaled $40.5 million, compared with $33.7 million at December 31, 1995 and $34.5 million at June 30, 1995. Nonaccrual and restructured loans and leases, consisting primarily of commercial loans, totaled $38.9 million, or .37% of total loans and leases at June 30, 1996. Included in this total are commercial real estate loans of $29.0 million. At December 31, 1995 and June 30, 1995, nonaccrual and restructured loans and leases totaled $31.9 million and $33.3 million, respectively.

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

Nonperforming Assets and 90 Day Past Due Loans and Leases

                                                 June 30       March 31       December 31       June 30
(In Millions)                                      1996          1996            1995             1995
- ------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans and Leases
Domestic                                          $36.2          $27.9           $29.0            $29.8
International                                       -              -                .2               .7
- ------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases                  36.2           27.9            29.2             30.5
Restructured Loans                                  2.7            2.7             2.7              2.8
OREO                                                1.6            1.5             1.8              1.2
- ------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                        $40.5          $32.1           $33.7            $34.5
- ------------------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans
(still accruing)                                  $14.6          $36.9           $22.0            $14.1
- ------------------------------------------------------------------------------------------------------------------

PROVISION AND RESERVE FOR CREDIT LOSSES. The provision for credit losses is the charge against current earnings that is determined by management through a disciplined credit review process as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in the loan and lease portfolios and other credit undertakings. While the largest portion of this reserve is intended to cover loan and lease losses, it is considered a general reserve that is available to cover all credit-related exposures.

The 1996 second quarter provision for credit losses was $4.0 million, compared with $1.5 million in the second quarter of 1995. Net charge-offs totaled $3.8 million in the second quarter of 1996, versus $1.4 million last year. The reserve for credit losses was $147.4 million or 1.42% of outstanding loans at June 30, 1996. This compares with $147.1 million or 1.49% of outstanding loans at December 31, 1995 and $145.9 million or 1.55% of outstanding loans at June 30, 1995. The lower reserve to outstanding loans ratio at June 30, 1996 is attributable to loan growth, a significant portion of which is in low-risk residential mortgage lending.

The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and relatively moderate level of net charge-offs. Management's assessment of the current U.S. economy and the financial condition of certain clients facing financial difficulties together with the types of loans creating portfolio growth were primary factors impacting management's decision to maintain the reserve for credit losses at $147.4 million at June 30, 1996, essentially unchanged from

December 31, 1995 and slightly higher than June 30, 1995. Although difficult to predict, management presently expects that the provision for credit losses for the balance of 1996 will be somewhat above the very low level experienced in the comparable period of 1995.

Management continues to monitor closely several credits, but the overall quality of its loan portfolio remains sound and the reserve for credit losses is adequate to cover credit-related uncertainties as they exist today. Established credit review procedures ensure that close attention is given to commercial real estate-related loans and other commercial loans, as well as other credit exposures that might be adversely affected by significant increases in interest rates or unexpected downturns in segments of the economies of the United States or other countries.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.


CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                                                                  Second Quarter
                                                        -------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                      1996                                1995
                                                        ----------------------------------    -----------------------------
($ in Millions)                                         Interest       Volume        Rate     Interest    Volume      Rate
- -----------------------------------------------------   ----------  ------------    ------    --------  ----------   ------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Securities Purchased
    under Agreements to Resell                            $  3.4    $   254.4        5.51%     $  3.9   $   258.2     6.21%
    Time Deposits with Banks                                20.9      1,678.2        4.99        20.8     1,483.8     5.62
    Other                                                     .8         54.6        5.80          .3        13.9     6.68
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Total Money Market Assets                                   25.1      1,987.2        5.08        25.0     1,755.9     5.72
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Securities
    U.S. Government                                         29.8      2,123.9        5.64        12.8       915.4     5.59
    Obligations of States and Political Subdivisions        10.4        419.7        9.88        12.0       440.4    10.95
    Federal Agency                                          55.5      3,975.4        5.62        65.9     4,115.6     6.42
    Other                                                    3.4        227.6        5.93         5.9       376.8     6.25
    Trading Account                                           .1          9.1        7.60         1.0        57.5     6.77
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Total Securities                                            99.2      6,755.7        5.90        97.6     5,905.7     6.62
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Loans and Leases                                           170.6     10,176.7        6.74       158.0     8,973.7     7.06
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Total Earning Assets                                      $294.9    $18,919.6        6.27%     $280.6   $16,635.3     6.76%
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Average Source of Funds
Deposits
    Savings and Money Market Deposits                     $ 28.6    $ 3,659.6        3.14%     $ 27.4   $ 3,289.0     3.34%
    Savings Certificates                                    29.3      2,053.6        5.75        30.6     2,000.9     6.12
    Other Time                                               6.2        462.6        5.40         8.0       539.5     5.95
    Foreign Offices Time                                    45.5      3,807.2        4.81        47.2     3,579.0     5.30
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Total Deposits                                             109.6      9,983.0        4.42       113.2     9,408.4     4.83
Federal Funds Purchased                                     22.5      1,717.9        5.27        16.1     1,068.6     6.04
Securities Sold Under Agreements to Repurchase              28.0      2,153.1        5.23        25.0     1,666.5     6.02
Commercial Paper                                             2.0        142.9        5.38         2.2       146.3     5.96
Other Borrowings                                            18.7      1,516.3        4.97        15.9     1,162.1     5.51
Senior Notes                                                 3.4        254.5        5.26         5.8       379.7     6.04
Notes Payable                                                6.4        335.9        7.67         4.9       244.7     8.04
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Total Interest-Related Funds                               190.6     16,103.6        4.76       183.1    14,076.3     5.22
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Interest Rate Spread                                           -            -        1.51%          -          -      1.54%
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Noninterest-Related Funds                                      -      2,816.0           -           -     2,559.0        -
- -----------------------------------------------------     ------    ---------       ------     ------   ---------    -----
Total Source of Funds                                     $190.6    $18,919.6        4.05%     $183.1   $16,635.3     4.41%
- -----------------------------------------------------     ------    ---------       -----      ------   ---------    -----
Net Interest Income/Margin                                $104.3            -        2.22%     $ 97.5           -     2.35%
- -----------------------------------------------------     ------    ---------       -----      ------    --------    -----

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
                                                             Second Quarter 1996/95                Six Months 1996/95
                                                         ---------------------------------    -----------------------------
                                                         Change Due To                        Change Due To
                                                         -----------------------              --------------------
(In Millions)                                              Volume       Rate        Total      Volume        Rate    Total
- -----------------------------------------------------    ---------  ------------    ------    --------   ---------   ------
Earning Assets                                          $ 34.3      $   (20.0)      $14.3      $ 68.6   $   (31.6)   $37.0
Interest-Related Funds                                    24.6          (17.1)        7.5        50.0       (23.7)    26.3
- -----------------------------------------------------   ------      ---------       -----     -------    --------    -----
Net Interest Income                                     $  9.7      $    (2.9)      $ 6.8      $ 18.6   $    (7.9)   $10.7
- -----------------------------------------------------   ------      ---------       -----     -------    --------    -----

                                         NORTHERN TRUST CORPORATION

                          Six Months
- -------------------------------------------------------------------
               1996                               1995
- ----------------------------------    -----------------------------
 Interest      Volume        Rate     Interest    Volume      Rate
- ---------   ------------    ------    --------   ---------   ------
 $  7.2      $   260.8       5.59%     $  7.4    $   245.9    6.11%
   43.7        1,711.7       5.13        47.5      1,669.1    5.74
    1.6           54.0       5.93          .5         14.1    6.47
- ---------   ------------    ------    --------   ---------   ------
   52.5        2,026.5       5.21        55.4      1,929.1    5.79
- ---------   ------------    ------    --------   ---------   ------

   59.4        2,104.2       5.67        25.8        953.7    5.45
   20.9          420.9       9.94        24.5        446.7   11.00
  112.7        3,966.0       5.71       127.6      3,997.6    6.44
    7.3          245.0       5.98        11.9        379.5    6.30
     .3            9.3       7.42         1.5         42.0    7.22
- ---------   ------------    ------    --------   ---------   ------
  200.6        6,745.4       5.98       191.3      5,819.5    6.62
- ---------   ------------    ------    --------   ---------   ------
  335.3        9,977.0       6.76       304.7      8,756.0    7.02
- ---------   ------------    ------    --------   ---------   ------
 $588.4      $18,748.9       6.31%     $551.4    $16,504.6    6.74%
- ---------   ------------    ------    --------   ---------   ------

 $ 56.7      $ 3,618.6       3.15%     $ 54.0    $ 3,276.1    3.32%
   60.2        2,081.9       5.82        55.1      1,860.0    5.97
   14.6          537.0       5.47        14.4        498.3    5.82
   89.6        3,692.3       4.88        97.8      3,744.5    5.27
- ---------   ------------    ------    --------   ---------   ------
  221.1        9,929.8       4.48       221.3      9,378.9    4.76
   51.2        1,930.7       5.34        32.2      1,095.4    5.92
   54.1        2,065.1       5.27        49.1      1,681.6    5.89
    3.9          143.3       5.42         4.3        145.1    5.90
   31.5        1,247.2       5.08        26.4        986.0    5.41
    7.5          284.4       5.25        12.7        424.4    5.97
   12.8          335.4       7.65         9.8        244.8    8.09
- ---------   ------------    ------    --------   ---------   ------
  382.1       15,935.9       4.82       355.8     13,956.2    5.14
- ---------   ------------    ------    --------   ---------   ------
      -              -       1.49%          -            -    1.60%
- ---------   ------------    ------    --------   ---------   ------
      -        2,813.0          -           -      2,548.4       -
- ---------   ------------    ------    --------   ---------   ------
 $382.1      $18,748.9       4.10%     $355.8    $16,504.6    4.35%
- ---------   ------------    ------    --------   ---------   ------
 $206.3              -       2.21%     $195.6            -    2.39%
- ---------   ------------    ------    --------   ---------   ------

                          PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

         (a.)  Exhibits
               --------

               Exhibit (10) (i)   Form of Employment Security Agreement dated
                                  March 1, 1996 entered or to be entered into between Northern Trust Corporation and each of 7 officers - as amended.

                            (ii) Form of Employment Security Agreement dated May 21, 1996 entered or to be entered into between Northern Trust Corporation and each of 30 officers - supersedes Form of Agreement dated March 23, 1986.

                            (iii) Form of Employment Security Agreement dated
                                  May 21, 1996 entered or to be entered into between Northern Trust Corporation and each of 8 officers.

                            (iv) Form of Employment Security Agreement dated May 21, 1996 entered or to be entered into between Northern Trust Corporation and each of 16 officers -supersedes Form of Agreement dated March 23, 1986.

                            (v) Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as Trustee.

                            (vi) Term Loan Agreement between the ESOP Trust and the Registrant dated June 28, 1996.

               Exhibit (11)       Computation of Per Share Earnings

               Exhibit (27)       Financial Data Schedule

         (b.)  Reports on Form 8-K
               -------------------

               In a report on Form 8-K dated April 17, 1996, Northern Trust incorporated by reference in Item 5 its April 16, 1996 press release, reporting on its earnings for first quarter of 1996. The press release, with summary financial information, was filed pursuant to Item 7.

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

                                NORTHERN TRUST CORPORATION
                                --------------------------
                                         (Registrant)



     Date:  August 12, 1996     By: Perry R. Pero
                                    -----------------
                                    Perry R. Pero
                                    Senior Executive Vice President
                                    and Chief Financial Officer



     Date:  August 12, 1996     By: Harry W. Short
                                    ------------------
                                    Harry W. Short
                                    Senior Vice President and Controller
                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


The following exhibits have been filed herewith:

Exhibit
Number          Description
- ------          -----------
 (10) (i)       Form of Employment Security Agreement dated March 1, 1996
                entered or to be entered into between Northern Trust Corporation and each of 7 officers - as amended.

      (ii) Form of Employment Security Agreement dated May 21, 1996 entered or to be entered into between Northern Trust Corporation and each of 30 officers - supersedes Form of Agreement dated March
                23, 1986.

      (iii) Form of Employment Security Agreement dated May 21, 1996 entered or to be entered into between Northern Trust Corporation and each of 8 officers.

      (iv) Form of Employment Security Agreement dated May 21, 1996 entered or to be entered into between Northern Trust Corporation and each of 16 officers -supersedes Form of Agreement dated March
                23, 1986.

      (v)       Implementation Agreement dated June 26, 1996 between the
                Registrant, The Northern Trust Company, the ESOP Trust and
                NationsBank (South) N.A. as Trustee.

      (vi) Term Loan Agreement between the ESOP Trust and the Registrant dated June 28, 1996.

 (11)           Computation of Per Share Earnings

 (27)           Financial Data Schedule

21