Form 10-Q
period 1996-09-30
NORTHERN TRUST CORP
filed 1996-11-13
CIK 73124

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                    55,905,987 Shares - $1.66 2/3 Par Value
          (Shares of Common Stock Outstanding on September 30, 1996)

===============================================================================

                                                  PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET                                                                       NORTHERN TRUST CORPORATION

                                                                                        SEPTEMBER 30   December 31   September 30
                                                                                        ------------   -----------   ------------
($ In Millions)                                                                                 1996          1995           1995
--------------------------------------------------------------------------------        ------------   -----------   ------------
ASSETS
Cash and Due from Banks                                                                    $ 1,068.6     $ 1,308.9      $ 1,444.7
Money Market Assets
  Federal Funds Sold and Securities Purchased under Agreements to Resell                     1,026.8         162.1          247.2
  Time Deposits with Banks                                                                   1,312.3       1,567.6        1,616.4
  Other                                                                                         39.3          54.5           11.9
--------------------------------------------------------------------------------        ------------   -----------   ------------
  Total                                                                                      2,378.4       1,784.2        1,875.5
--------------------------------------------------------------------------------        ------------   -----------   ------------
Securities (Fair value $5,847.2 at September 1996, $5,787.8 at December 1995 and
  $5,885.3 at September 1995)                                                                5,827.8       5,760.3        5,855.4
Loans and Leases (Net of unearned income of $111.6 at September 1996, $89.6 at
  December 1995, and $81.0 at September 1995)                                               10,909.2       9,906.0        9,808.3
Reserve for Credit Losses                                                                     (147.4)       (147.1)        (147.3)
Buildings and Equipment                                                                        288.8         281.5          280.0
Customers' Acceptance Liability                                                                 38.5          35.8           50.0
Trust Security Settlement Receivables                                                          236.4         327.1          234.5
Other Assets                                                                                   759.8         676.8          778.6
--------------------------------------------------------------------------------        ------------   -----------   ------------
Total Assets                                                                               $21,360.1     $19,933.5      $20,179.7
--------------------------------------------------------------------------------        ------------   -----------   ------------
LIABILITIES
Deposits
  Demand and Other Noninterest-Bearing                                                     $ 3,266.6     $ 2,853.1      $ 2,642.2
  Savings and Money Market Deposits                                                          3,711.0       3,385.3        3,102.1
  Savings Certificates                                                                       2,035.7       2,158.8        2,106.1
  Other Time                                                                                   511.6         384.3          375.5
  Foreign Offices - Demand                                                                     276.9         459.8          310.2
                  - Time                                                                     3,636.8       3,246.9        2,820.9
--------------------------------------------------------------------------------        ------------   -----------   ------------
  Total Deposits                                                                            13,438.6      12,488.2       11,357.0
Federal Funds Purchased                                                                        430.1       2,300.1        2,199.7
Securities Sold Under Agreements to Repurchase                                                 738.2       1,858.7        1,277.2
Commercial Paper                                                                               153.0         146.7          145.6
Other Borrowings                                                                             3,976.6         875.9        2,805.6
Senior Notes                                                                                   205.0          17.0          117.0
Notes Payable                                                                                  432.0         334.6          341.1
Liability on Acceptances                                                                        38.5          35.8           50.0
Other Liabilities                                                                              431.3         423.9          475.9
--------------------------------------------------------------------------------        ------------   -----------   ------------
  Total Liabilities                                                                         19,843.3      18,480.9       18,769.1
--------------------------------------------------------------------------------        ------------   -----------   ------------
STOCKHOLDERS' EQUITY
Preferred Stock                                                                                120.0         170.0          170.0
Common Stock - $1.66 2/3 Par Value                                                              95.0          93.6           93.6
                         SEPTEMBER 1996      December 1995     September 1995
--------------------------------------------------------------------------------
  Shares authorized       140,000,000         140,000,000        140,000,000
  Shares issued            56,979,688          56,158,064         56,158,064
  Shares outstanding       55,905,987          55,664,412         55,466,443

Capital Surplus                                                                                327.8         306.1          308.2
Retained Earnings                                                                            1,064.1         928.8          888.4
Net Unrealized Gain (Loss) on Securities                                                        (0.2)          2.6           (2.7)
Common Stock Issuable - Performance Plan                                                        10.4          14.7           16.5
Deferred Compensation - ESOP and Other                                                         (37.1)        (39.4)         (34.6)
Treasury Stock - (at cost, 1,073,701 shares at September 1996, 493,652 shares at
  December 1995, and 691,621 shares at September 1995)                                         (63.2)        (23.8)         (28.8)
--------------------------------------------------------------------------------        ------------   -----------   ------------
  Total Stockholders' Equity                                                                 1,516.8       1,452.6        1,410.6
--------------------------------------------------------------------------------        ------------   -----------   ------------
Total Liabilities and Stockholders' Equity                                                 $21,360.1     $19,933.5      $20,179.7
--------------------------------------------------------------------------------        ------------   -----------   ------------

CONSOLIDATED STATEMENT OF INCOME                                                  NORTHERN TRUST CORPORATION

                                                                         Third Quarter                       Nine Months
                                                                       Ended September 30                 Ended September 30
                                                                -------------------------------  ----------------------------------
($ In Millions Except Per Share Information)                                1996           1995               1996             1995
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Interest Income
  Money Market Assets
   Federal Funds Sold and Securities Purchased
   under Agreements to Resell                                       $        5.0    $       1.9        $      12.2    $         9.3
   Time Deposits with Banks                                                 20.0           22.4               63.7             69.9
   Other                                                                      .7             .2                2.3               .7
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
  Total                                                                     25.7           24.5               78.2             79.9
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
  Securities                                                                87.3           99.0              272.6            273.2
  Loans and Leases                                                         176.9          162.3              510.1            465.0
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Total Interest Income                                                      289.9          285.8              860.9            818.1
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Interest Expense
  Deposits  - Savings and Money Market Deposits                             28.1           27.5               84.8             81.5
            - Savings Certificates                                          29.5           32.6               89.7             87.7
            - Other Time                                                     7.2            8.6               21.8             23.0
            - Foreign Offices                                               47.9           43.4              137.5            141.2
  Federal Funds Purchased                                                   22.5           29.9               73.7             62.1
  Securities Sold under Agreements to Repurchase                            25.8           26.6               79.9             75.7
  Commercial Paper                                                           1.9            2.1                5.8              6.4
  Other Borrowings                                                          18.9           17.8               50.4             44.2
  Senior Notes                                                               2.8            2.8               10.3             15.5
  Notes Payable                                                              6.5            5.1               19.3             14.9
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Total Interest Expense                                                     191.1          196.4              573.2            552.2
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Net Interest Income                                                         98.8           89.4              287.7            265.9
Provision for Credit Losses                                                  2.5            2.0               11.5              5.0
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Net Interest Income after Provision for Credit Losses                       96.3           87.4              276.2            260.9
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Noninterest Income
  Trust Fees                                                               147.7          127.3              440.3            371.4
  Security Commissions and Trading Income                                    5.0            5.8               17.7             16.9
  Other Operating Income                                                    41.7           40.0              118.9            114.7
  Investment Security Gains (Losses)                                         (.1)            .3                 .3               .5
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Total Noninterest Income                                                   194.3          173.4              577.2            503.5
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Income before Noninterest Expenses                                         290.6          260.8              853.4            764.4
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Noninterest Expenses
  Salaries                                                                  92.4           84.0              270.1            250.9
  Pension and Other Employee Benefits                                       18.5           20.4               57.3             62.7
  Occupancy Expense                                                         16.3           15.6               47.7             45.1
  Equipment Expense                                                         13.9           12.0               41.3             36.6
  Other Operating Expenses                                                  50.2           43.5              150.5            135.4
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Total Noninterest Expenses                                                 191.3          175.5              566.9            530.7
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Income before Income Taxes                                                  99.3           85.3              286.5            233.7
Provision for Income Taxes                                                  32.8           27.2               95.1             73.2
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
NET INCOME                                                           $      66.5    $      58.1        $     191.4      $     160.5
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Net Income Applicable to Common Stock                                $      65.3    $      56.0        $     187.7      $     154.1
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
NET INCOME PER COMMON SHARE - PRIMARY                                $      1.14    $       .99        $      3.27      $      2.74
                            - FULLY DILUTED                                 1.14            .98               3.25             2.71
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------
Average Number of Common Shares Outstanding - Primary                 57,268,590     56,686,283         57,400,539       56,249,528
                                            - Fully Diluted           57,421,147     58,118,792         57,797,034       57,771,187
-----------------------------------------------------------     ---------------- --------------  ----------------- ----------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY   NORTHERN TRUST CORPORATION

                                                                  Nine Months
                                                              Ended September 30
                                                             ---------------------
(In Millions)                                                     1996        1995
---------------------------------------------------------    ---------   ---------
Preferred Stock
Balance at January 1                                         $  170.0    $  170.0
Conversion of Preferred Stock, Series E                         (50.0)          -
---------------------------------------------------------    ---------   ---------
Balance at September 30                                         120.0       170.0
---------------------------------------------------------    ---------   ---------
Common Stock
Balance at January 1                                             93.6        90.6
Stock Issued - Incentive Plan and Awards                            -          .3
Stock Issued in Acquisitions                                        -         2.7
Conversion of Preferred Stock, Series E                           1.4           -
---------------------------------------------------------    ---------   ---------
Balance at September 30                                          95.0        93.6
---------------------------------------------------------    ---------   ---------
Capital Surplus
Balance at January 1                                            306.1       302.2
Stock Issued - Incentive Plan and Awards                         (7.5)        (.9)
Stock Issued in Acquisitions                                        -         6.9
Conversion of Preferred Stock, Series E                          29.2           -
---------------------------------------------------------    ---------   ---------
Balance at September 30                                         327.8       308.2
---------------------------------------------------------    ---------   ---------
Retained Earnings
Balance at January 1                                            928.8       762.7
Net Income                                                      191.4       160.5
Dividends Declared on Common Stock                              (52.5)      (43.2)
Dividends Declared on Preferred Stock                            (3.6)       (6.7)
Pooled Affiliates                                                   -        15.1
---------------------------------------------------------    ---------   ---------
Balance at September 30                                       1,064.1       888.4
---------------------------------------------------------    ---------   ---------
Net Unrealized Gain (Loss) on Securities
Balance at January 1                                              2.6       (15.8)
Unrealized Gain (Loss), net                                      (2.8)       13.1
---------------------------------------------------------    ---------   ---------
Balance at September 30                                           (.2)       (2.7)
---------------------------------------------------------    ---------   ---------
Common Stock Issuable - Performance Plan
Balance at January 1                                             14.7        17.9
Stock Issuable, net of Stock Issued                              (4.3)       (1.4)
---------------------------------------------------------    ---------   ---------
Balance at September 30                                          10.4        16.5
---------------------------------------------------------    ---------   ---------
Deferred Compensation - ESOP and Other
Balance at January 1                                            (39.4)      (38.8)
Compensation Deferred                                            (2.3)       (1.4)
Compensation Amortized                                            4.6         5.6
---------------------------------------------------------    ---------   ---------
Balance at September 30                                         (37.1)      (34.6)
---------------------------------------------------------    ---------   ---------
Treasury Stock
Balance at January 1                                            (23.8)       (8.1)
Stock Options and Awards                                         36.3        15.4
Stock Purchased                                                 (94.9)      (36.1)
Conversion of Preferred Stock, Series E                          19.2           -
---------------------------------------------------------    ---------   ---------
Balance at September 30                                         (63.2)      (28.8)
---------------------------------------------------------    ---------   ---------
Total Stockholders' Equity at September 30                   $1,516.8    $1,410.6
---------------------------------------------------------    ---------   ---------


CONSOLIDATED STATEMENT OF CASH FLOWS                                                                      NORTHERN TRUST CORPORATION

                                                                                                                   Nine Months
                                                                                                                Ended September 30
                                                                                                             -----------------------
(In Millions)                                                                                                       1996        1995
---------------------------------------------------------------------------------------------------------    ----------- -----------
Cash Flows from Operating Activities:
Net Income                                                                                                   $    191.4  $    160.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                                    11.5         5.0
    Depreciation on Buildings and Equipment                                                                        35.7        32.2
    Net (Increase) Decrease in Interest Receivable                                                                 12.7       (29.7)
    Increase in Interest Payable                                                                                    8.1         8.8
    Amortization and Accretion of Securities and Unearned Income                                                  (76.0)     (132.6)
    Amortization of Software, Goodwill and Other Intangibles                                                       32.8        27.5
    Net (Increase) Decrease in Trading Account Securities                                                          79.9       (53.2)
    Other Noncash, net                                                                                            (89.0)      (23.2)
---------------------------------------------------------------------------------------------------------    ----------- -----------
    Net Cash Provided by (Used in) Operating Activities                                                           207.1        (4.7)
---------------------------------------------------------------------------------------------------------    ----------- -----------
Cash Flows from Investing Activities:
    Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell            (864.7)      542.9
    Net Decrease in Time Deposits with Banks                                                                      255.3       248.3
    Net (Increase) Decrease in Other Money Market Assets                                                           15.2        (2.4)
    Purchases of Securities-Held to Maturity                                                                   (7,000.8)     (625.4)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                                        7,041.3       703.6
    Purchases of Securities-Available for Sale                                                                (27,307.1)  (23,494.1)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                               27,200.7    22,900.5
    Net Increase in Loans and Leases                                                                           (1,037.8)   (1,131.3)
    Net Purchases of Buildings and Equipment                                                                      (43.0)      (33.1)
    Net Decrease in Trust Security Settlement Receivables                                                          90.7        71.2
    Other, net                                                                                                    (15.8)        2.9
---------------------------------------------------------------------------------------------------------    ----------- -----------
    Net Cash Used in Investing Activities                                                                      (1,666.0)     (816.9)
---------------------------------------------------------------------------------------------------------    ----------- -----------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                                                           950.4      (556.8)
    Net Increase (Decrease) in Federal Funds Purchased                                                         (1,870.0)    1,227.7
    Net Decrease in Securities Sold under Agreements to Repurchase                                             (1,120.5)     (939.7)
    Net Increase in Commercial Paper                                                                                6.3        21.8
    Net Increase in Short-Term Other Borrowings                                                                 3,163.1     2,019.9
    Proceeds from Term Federal Funds Purchased                                                                  1,611.6     2,383.0
    Repayments of Term Federal Funds Purchased                                                                 (1,674.0)   (2,675.3)
    Proceeds from Senior Notes & Notes Payable                                                                    801.5       100.0
    Repayments of Senior Notes & Notes Payable                                                                   (516.1)     (433.7)
    Treasury Stock Purchased                                                                                      (90.5)      (32.0)
    Net Proceeds from Stock Options                                                                                 8.4         5.1
    Cash Dividends Paid on Common and Preferred Stock                                                             (56.0)      (49.5)
    Other, net                                                                                                      4.4         3.3
---------------------------------------------------------------------------------------------------------    ----------- -----------
    Net Cash Provided by Financing Activities                                                                   1,218.6     1,073.8
---------------------------------------------------------------------------------------------------------    ----------- -----------
    Net Increase (Decrease) in Cash and Due from Banks                                                           (240.3)      252.2
    Cash and Due from Banks at Beginning of Year                                                                1,308.9     1,192.5
---------------------------------------------------------------------------------------------------------    ----------- -----------
Cash and Due from Banks at September 30                                                                      $  1,068.6  $  1,444.7
---------------------------------------------------------------------------------------------------------    ----------- -----------
Schedule of Noncash Investing and Financing Activities:
    Conversion of Preferred Stock, Series E to Common Stock                                                  $     49.7  $        -
    Acquisition of Affiliate for Stock                                                                                -        24.7
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings                                            $    565.1  $    543.4
    Income Taxes Paid                                                                                              58.0        42.6
---------------------------------------------------------------------------------------------------------    ----------- -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1996 and 1995 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders.

2. SECURITIES - The following table summarizes the book and fair values of securities:


                             September 30, 1996       December 31, 1995     September 30, 1995
                             -----------------------------------------------------------------
                               Book       Fair       Book         Fair       Book       Fair
(In Millions)                  Value      Value      Value        Value      Value      Value
----------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government            $  121.9   $  121.9   $  116.1    $  116.3   $  102.0   $  102.0
  Obligations of States and
   Political Subdivisions       330.1      349.5      366.9       394.0      435.7      465.7
  Federal Agency                 18.2       18.2       22.2        22.4       22.2       22.1
  Other                          30.4       30.4       29.9        29.9       30.3       30.3
----------------------------------------------------------------------------------------------
Subtotal                        500.6      520.0      535.1       562.6      590.2      620.1
----------------------------------------------------------------------------------------------

Available for Sale
  U.S. Government             1,146.7    1,146.7    1,667.7     1,667.7    1,512.0    1,512.0
  Obligations of States and
   Political Subdivisions        80.2       80.2       70.2        70.2          -          -
  Federal Agency              3,945.5    3,945.5    3,152.8     3,152.8    3,414.2    3,414.2
  Preferred Stock                89.7       89.7      147.8       147.8      164.8      164.8
  Other                          56.1       56.1       97.8        97.8      117.0      117.0
----------------------------------------------------------------------------------------------
Subtotal                      5,318.2    5,318.2    5,136.3     5,136.3    5,208.0    5,208.0
----------------------------------------------------------------------------------------------

Trading Account                   9.0        9.0       88.9        88.9       57.2       57.2
----------------------------------------------------------------------------------------------

Total Securities             $5,827.8   $5,847.2   $5,760.3    $5,787.8   $5,855.4   $5,885.3
----------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                            September 30, 1996
-------------------------------------------------------------------------------------------
                                                        Gross Unrealized
                                        Book            ----------------            Fair
(In Millions)                           Value           Gains     Losses            Value
-------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                     $  121.9        $   .1       $  .1          $ 121.9
  Obligations of States and
   Political Subdivisions                330.1          19.7          .3            349.5
  Federal Agency                          18.2            .1          .1             18.2
  Other                                   30.4             -           -             30.4
-------------------------------------------------------------------------------------------
Total                                 $  500.6        $ 19.9       $  .5          $ 520.0
-------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                      September 30, 1996
--------------------------------------------------------------------------------------------------------
                                            Amortized               Gross  Unrealized             Fair
                                                                    -----------------
(In Millions)                                 Cost                  Gains      Losses            Value
--------------------------------------------------------------------------------------------------------
Available for Sale
     U.S. Government                         $1,147.5              $1.3       $2.1              $1,146.7
     Obligations of States
      and Political Subdivisions                 79.3               2.2        1.3                  80.2
     Federal Agency                           3,945.4               2.7        2.6               3,945.5
     Preferred Stock                             90.1                 -         .4                  89.7
     Other                                       56.3               1.0        1.2                  56.1
--------------------------------------------------------------------------------------------------------
Total                                        $5,318.6              $7.2       $7.6              $5,318.2
-----------------------------------------------------------------------------------------------------------


Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $2.9 million and $2.9 million, respectively, as of September 30, 1996. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of September 30, 1996, stockholders' equity included a charge of $.2 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.

3. PLEDGED ASSETS - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $6.4 billion on September 30, 1996, $3.9 billion on December 31, 1995 and $5.2 billion on September 30, 1995.


4. CONTINGENT LIABILITIES - Standby letters of credit outstanding were $1.4 billion on September 30, 1996, $1.0 billion on December 31, 1995 and $911.0 million on September 30, 1995.


5. LOANS AND LEASES - Amounts outstanding in selected loan categories are shown below:

                             September 30  December 31  September 30
                             ---------------------------------------
(In Millions)                        1996         1995          1995
--------------------------------------------------------------------
Domestic
  Commercial                    $ 3,391.0     $3,202.1      $3,207.6
  Residential Real Estate         4,454.3      3,896.4       3,750.6
  Commercial Real Estate            597.7        512.6         505.4
  Broker                            276.9        304.0         225.0
  Consumer                          859.6        758.9         772.0
  Other                             539.6        625.5         706.4
  Lease Financing                   243.3        202.3         181.5
--------------------------------------------------------------------
Total Domestic                   10,362.4      9,501.8       9,348.5
International                       546.8        404.2         459.8
--------------------------------------------------------------------

Total Loans and Leases          $10,909.2     $9,906.0      $9,808.3
--------------------------------------------------------------------

At September 30, 1996, other domestic and international loans include $688.3 million of overnight trust-related advances in connection with next day security settlements, compared with $810.4 million at December 31, 1995 and $946.9 million at September 30, 1995.

At September 30, 1996, nonperforming loans totaled $33.3 million. Included in this amount were loans with a recorded investment of $29.7 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $22.5 million had no portion of the reserve for credit losses allocated to them, while $7.2 million had an allocated reserve of $.6 million. For the third quarter of 1996, the total recorded investment in impaired loans averaged $32.6 million. Total interest income recorded on impaired loans for the quarter ended September 30, 1996 was $28 thousand, recognized principally on the cash-basis method of accounting.

At September 30, 1995, nonperforming loans totaled $33.6 million and included $27.7 million of impaired loans. $24.5 million of these impaired loans had no reserve allocation while $3.2 million had an allocated reserve of $.4 million. Impaired loans for the third quarter of 1995 averaged $29.0 million with $149 thousand of interest income recognized principally on the cash-basis method of accounting.

6. RESERVE FOR CREDIT LOSSES - Changes in the reserve for credit losses were as follows:

                                                           Nine Months
                                                        Ended September 30
(In Millions)                                           1996        1995
---------------------------------------------------------------------------
Balance at Beginning of Period                         $147.1        $144.8
  Charge-Offs                                           (12.6)         (7.8)
  Recoveries                                              1.4           3.0
---------------------------------------------------------------------------
Net Charge-Offs                                         (11.2)         (4.8)
Provision for Credit Losses                              11.5           5.0
Reserve Related to Acquisitions                             -           2.3
---------------------------------------------------------------------------
Balance at End of Period                               $147.4        $147.3
---------------------------------------------------------------------------

7. ACQUISITIONS - In August 1996, Northern Trust Corporation entered into a definitive agreement to acquire Metroplex Bancshares, Inc., parent company of Bent Tree National Bank in Dallas, Texas for approximately $14.6 million in cash. Bent Tree's assets totaled $79.0 million at September 30, 1996 and net income totaled $1.6 million for the first nine months of the year. The agreement is subject to the approval of Metroplex shareholders and to various regulatory approvals. Federal Reserve Board and shareholder approvals have been received and the transaction is expected to close in the fourth quarter of 1996.

8. NOTES PAYABLE - Under the terms of a September 12, 1996 Offering Circular, The Northern Trust Company has the ability to offer from time to time up to $1.7 billion aggregate principal amount at any time outstanding of its senior bank notes (less certain medium-term bank notes issued prior to April 1993 and still outstanding), with maturities ranging from 30 days to 15 years and may offer up to $300 million aggregate principal amount of its subordinated bank notes with maturities ranging from 5 years to 15 years (less $100 million in subordinated notes previously sold). On September 24, 1996, The Northern Trust Company issued $100 million of 7.30% Subordinated Notes due 2006, priced to yield 7.38%. At September 30, 1996, an additional $100 million of subordinated bank notes can be issued under the terms of the Offering Circular.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER EARNINGS HIGHLIGHTS

Net income for the third quarter totaled a record $66.5 million, an increase of 14% from the $58.1 million reported in the third quarter of 1995. Net income per common share on a fully diluted basis increased 16% to $1.14 from $.98 in 1995. This earnings performance produced an annualized return on average common equity
(ROE) of 18.93% versus 18.11% reported last year, and an annualized return on average assets (ROA) of 1.26% versus 1.14% in 1995. Total revenues on a taxable equivalent basis in the quarter increased 11% to $301.5 million with double-digit growth in trust fees and treasury management fees, and net interest income reached a record level, while noninterest expenses increased 9%.


NONINTEREST INCOME

Noninterest income increased 12% and totaled $194.3 million for the quarter, accounting for 64% of total taxable equivalent revenue. Trust fees of $147.7 million increased 16% or $20.4 million over the like period of 1995, and now represent 76% of noninterest income and 49% of total taxable equivalent revenue. Fees generated by RCB International, Inc. (RCB), an October 31, 1995 acquisition, accounted for $6.9 million of the trust fee growth. Exclusive of these fees, trust fees increased 11% compared to the third quarter of last year, driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration at September 30, 1996 increased 23% and totaled $722.7 billion compared to $585.4 billion a year ago.

Trust fees from Corporate and Institutional Services (C&IS) increased $12.7 million to $74.1 million. Exclusive of the RCB contribution, C&IS trust fees increased $5.8 million or 9% from the year-ago quarter. The increase in fees reflects new business and strong revenue growth in securities lending, investment management and retirement services. Custody fees increased 5% to $31.0 million in the quarter. The increase in custody fees reflects net new business partially offset by changing pricing structures that emphasize the payment for base custody services through add-on products, such as securities lending and foreign exchange. Securities lending fees totaled $12.2 million in the quarter compared to $8.4 million a year ago, an increase of 45%. The growth was driven by a 35% increase in volume and a 13% increase in the average spread earned on the investment of the cash collateral. The investment management fee increase was driven by new business and growth in customized products tailored to client needs. Fees from retirement services generated by Hazlehurst & Associates, Inc. increased primarily as a result of new business. C&IS trust assets under administration grew 24% or $122.9 billion over last year and now total $641.9 billion. Included in this asset base are assets under the management of Northern Trust which total $77.1 billion, up 33% from a year ago.

During the quarter, Northern Trust was named preferred provider of master trust and domestic institutional custody services for current clients of First Chicago NBD Corporation as it exits that business, positioning Northern Trust well to pursue these relationships. To more effectively serve existing and new Michigan-based master trust and institutional custody clients, Northern Trust announced plans to open an office in Detroit, Michigan. The transition of those First Chicago NBD clients who select Northern Trust is expected to begin in the fourth quarter and be completed during the second quarter of 1997.

C&IS trust fees in the third quarter were 21% higher than a year ago, but $2.3 million or 3% below this year's second quarter. The sequential quarter comparison was affected by the fact that a much higher proportion of new 1996 C&IS trust business was transitioned and began earning fees in the second quarter than in the third quarter. The second quarter also benefited from a number of other factors, including securities lending fees that were $2.0 million higher. Unusually strong demand for certain government and international equity securities, and a higher spread on securities lending cash collateral, contributed to second quarter securities lending revenues. Higher consulting revenues in the second quarter and non-recurring items also affected the sequential quarter comparison.

Trust fees from Personal Financial Services (PFS) increased 12% from the prior year level of $65.9 million and totaled $73.6 million for the third quarter, reflecting strong growth throughout Northern Trust's five-state network of PFS offices. PFS trust fee growth resulted primarily from new business and higher market values of the trust assets administered. During the third quarter of 1996, newly constructed Illinois facilities in Winnetka and on Chicago's South Side opened for business, enhancing Northern Trust's service delivery to these existing markets. At September 30, 1996, Northern Trust's network of PFS offices totaled 55 locations throughout Illinois, Florida, California, Arizona and Texas. Trust fees generated from the four states outside of Illinois now comprise approximately one-half of total PFS trust fees. Total personal trust assets under administration increased $14.4 billion from the prior year and totaled $80.8 billion at September 30, 1996, with $47.2 billion under management.

Security commissions and trading income totaled $5.0 million compared with $5.8 million reported in the third quarter of 1995. The decrease was due to reduced commission revenues at Northern Futures Corporation brought about by lower trade volume.

Other operating income totaled $41.7 million in the quarter, compared to $40.0 million in the third quarter of 1995. The principal items included in other operating income are foreign exchange trading profits and treasury management fees. Foreign exchange trading profits of $15.1 million were strong but fell short of the record $16.2 million realized in last year's third quarter. Foreign exchange trading profits are impacted by the level of cross-border investment activity of Master Trust/Custody clients and by market volatility. Northern Trust's success in capturing custody-related foreign exchange, even in periods of lower volatility, has enabled it to meet competitive pressures on base custody fees. The fee component of treasury management revenues rose 12% to $13.9 million compared to the prior year quarter. Total treasury management revenues, including both fees and the computed value of compensating deposit balances, were $21.8 million, representing a 14% increase from the third quarter of 1995. The compensating deposit balances contributed to the increase in net interest income. The improvement in treasury management revenues resulted from new business growth in both paper- and electronic-based products.

Other operating income in the third quarter of 1996 included fees from the renegotiation of a cash management services contract and gains recorded from the disposition of securities received in a prior year loan restructuring. In addition, other operating income reflects the elimination of float-related compensation resulting from the Depository Trust Company's first quarter 1996 conversion to a same-day settlement basis for security transactions.


NET INTEREST INCOME

Net interest income for the third quarter totaled a record $98.8 million, 10% higher than the $89.4 million reported in the third quarter of 1995. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the third quarter was $107.2 million, up 8% from the $98.9 million reported in 1995. The increase in net interest income reflects higher levels of earning assets, growth in noninterest-related funds, and an improvement in the net interest margin to 2.26% from 2.21% reported in the third quarter of 1995.

Earning assets for the third quarter averaged $18.9 billion, up 6% from the $17.8 billion average for the third quarter of 1995. The $1.1 billion growth in average earning assets reflected a 13% or $1.2 billion increase in average loans, partially offset by a $.4 billion decline in average security holdings. Money market assets totaled $2.1 billion on average for the quarter, up 20% from the like period of 1995.

The loan growth was concentrated in the domestic portfolio while international loans declined slightly from the prior year. Residential mortgages increased 19% to average $4.4 billion and now comprise 41% of the total average loan portfolio. Commercial and industrial loans averaged $3.4 billion during the third quarter of 1996 compared to $3.1 billion last year. The securities portfolio declined 6% to average $6.3 billion primarily due to a reduction in short-term federal agency securities.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $10.2 billion, up $785 million from the third quarter of 1995. This growth came principally from foreign office time deposits (up $702 million) and savings and money market deposits (up $222 million), partially offset by a decline in savings certificates and other time deposits. Short-term funds were also raised utilizing repurchase agreements and other borrowings. The growth in other borrowings was concentrated primarily in higher treasury tax and loan account balances. Noninterest-related funds increased $199 million and averaged $2.9 billion due in large part to growth in common stockholders' equity. Common stockholders' equity increased $145 million or 12% and averaged $1.37 billion due primarily to growth in retained earnings and the conversion of Series E Preferred Stock in January, 1996, offset in part by the repurchase of common stock pursuant to Northern Trust's 4 million share buyback program. The remaining increase in noninterest-related funds was concentrated in foreign demand and trust-related deposits.

The net interest margin increased from 2.21% in last year's third quarter to 2.26% in the current quarter, due primarily to the 13% increase in average loan volume, the reduced holdings of low margin agency securities and the higher level of noninterest-related funding sources.


PROVISION FOR CREDIT LOSSES

The provision for credit losses of $2.5 million was up from $2.0 million reported in the third quarter of 1995. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.


NONINTEREST EXPENSES

Noninterest expenses totaled $191.3 million for the quarter, up $15.8 million or 9% from $175.5 million in the third quarter of 1995. Operating expenses of RCB and Tanglewood Bancshares, both acquired in the second half of 1995, accounted for approximately $6.9 million of the increase over last year. Without these incremental costs, expense growth would have been 5%. The increase in noninterest expenses also reflects the support necessary for higher levels of trust new business, increased treasury management and global custody volumes, investments in technology and continuing PFS office expansion. These increases were partially offset by lower expenses related to pension settlement charges for retiring officers and lower benefit costs.

Salaries and benefits, which represent 58% of total noninterest expenses, increased to $110.9 million from $104.4 million in the year-ago quarter. Cost savings from changes in several benefit plans effective January 1, 1996 helped moderate the increase. The principal items contributing to the increase were merit increases, incentive compensation, and staff additions resulting from 1995 acquisitions and to support Northern Trust's growing trust activities and office expansion. The incentive compensation expense increase reflects the impact of Northern Trust's higher common stock price as well as new business development and investment management results. Staff on a full-time equivalent basis at September 30, 1996 totaled 6,754, up 3% from 6,531 at the end of 1995.

     Net occupancy expense totaled $16.3 million, up 4% from $15.6 million in the third quarter of 1995, due in part to acquisitions and the opening of new offices. The principal components of the increase were higher real estate taxes, building maintenance costs, and amortization and depreciation of leasehold improvements and buildings, offset in part by lower utility costs.

     Equipment expense, which includes depreciation, rental and maintenance costs, totaled $13.9 million, up $1.9 million or 16% from the third quarter of 1995. The principal components of the increase were higher levels of computer equipment depreciation, maintenance and rental expenses.

     Other operating expenses in the quarter totaled $50.2 million compared to $43.5 million last year. Other operating expenses were impacted by the addition of $3.2 million in professional service fees paid to RCB's network of investment managers, higher costs associated with legal disputes, and increased levels of transaction-based depository fees, software amortization, and amortization expense of goodwill and other intangibles.

     The components of other operating expenses were as follows:

                                                 Third Quarter
                                              Ended September 30
                                            --------------------
(In Millions)                               1996            1995
                                            -----           -----
     Purchased Professional Services        $14.3           $ 8.8
     Depository Fees                          5.6             3.8
     Telecommunications                       2.8             2.6
     Business Development                     5.7             4.5
     Postage and Supplies                     5.0             5.0
     FDIC Premium                              --             (.4)
     Software Amortization                    8.5             7.6
     Goodwill and Other Intangibles           2.4             1.9
      Amortization
     Pension Settlement Charge                 .1             3.9
     Other Expense                            5.8             5.8
                                            -----           -----
     Total Other Operating Expenses         $50.2           $43.5
                                            =====           =====


     PROVISION FOR INCOME TAXES

     The provision for income taxes was $32.8 million for the third quarter compared with $27.2 million in the year-ago quarter. The higher tax provision in 1996 resulted from the growth in taxable earnings for both federal and state income tax purposes and a decline in tax-exempt income from the prior year. The effective tax rate was 33% for 1996 versus 32% in 1995.


     NINE MONTHS EARNINGS HIGHLIGHTS

     Net income totaled $191.4 million for the nine months ended September 30, 1996 compared to $160.5 million last year, an increase of 19%. On a fully diluted basis, net income per common share increased 20% to $3.25. The ROE for the nine month period was 18.59% versus 17.37% one year ago, while the ROA improved to 1.22% from 1.12% in the same period of last year.

     Noninterest income increased 15% to $577.2 million from $503.5 million in the like period of 1995. Noninterest income comprised 65% of total taxable equivalent revenue. Trust fees totaled $440.3 million, up 19% from $371.4 million last year. Security commissions and trading income totaled $17.7 million, up $.8 million or 5% from the $16.9 million earned last year. Foreign exchange trading profits totaled $42.7 million, essentially unchanged from last year's record performance. The fee portion of treasury management revenues totaled $41.4 million, up 12% from the $36.9 million reported in 1995. Total treasury management revenues, which, in addition to fees, include the computed value of compensating deposit balances, increased 11% and totaled $64.3 million. These compensating deposit balances also contributed to the improvement in net interest income.

     Net interest income stated on a fully taxable equivalent basis totaled $313.5 million, up 6% from the $294.5 million in the like period of 1995. The provision for credit losses increased $6.5 million to $11.5 million in 1996. Net loan charge-offs increased to $11.2 million from $4.8 million in the prior year. Noninterest expenses were up 7% and totaled $566.9 million compared to $530.7 million in 1995. Excluding $23.1 million of operating expenses of the businesses acquired in 1995 and the $7.8 million reduction in FDIC insurance premiums compared to the previous year, expense growth would have been 4%.


     BALANCE SHEET

     Total assets at September 30, 1996 were $21.4 billion and averaged $21.0 billion for the first nine months, up 10% from last year's average of $19.1 billion. Due to increased lending activity, in addition to the July 31, 1995 acquisition of Tanglewood Bank, loans and leases grew to $10.9 billion at September 30, 1996, and averaged $10.2 billion for the first nine months. This compares with $9.8 billion in total loans at September 30, 1995 and $9.0 billion on average for the first nine months of last year.

     Driven primarily by continued strong earnings growth and the first quarter 1996 conversion of the Series E convertible preferred stock, offset in part by Northern Trust's stock buyback program, common stockholders' equity increased 14% to average $1.35 billion for the first nine months, versus $1.19 billion last year. Total stockholders' equity averaged $1.47 billion compared with $1.36 billion in 1995.

     During the quarter, Northern Trust Corporation acquired 498,625 of its own shares at a total cost of $31.8 million pursuant to the 4 million share buyback program authorized by the Board of Directors in 1994. This brought the total number of shares acquired in 1996 to 1,655,142 leaving an additional 617,920 shares remaining to be acquired under this program. The Northern Trust Company successfully completed a $100 million subordinated bank note offering during the quarter, adding tier 2 capital at favorable rates. Northern Trust's risk-based capital ratios remained strong at 8.4% for tier 1 and 12.3% for total capital at September 30, 1996. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 6.3% at September 30, 1996, also exceeded the regulatory requirement of 3%.


     ASSET QUALITY

     Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at September 30, 1996 totaled $37.7 million, compared with $33.7 million at December 31, 1995 and $35.4 million at September 30, 1995. Nonaccrual and restructured loans and leases, consisting primarily of commercial loans, totaled $33.3 million, or .31% of total loans and leases at September 30, 1996. Included in this total are commercial real estate loans of $25.5 million. At December 31, 1995 and September 30, 1995, nonaccrual and restructured loans and leases totaled $31.9 million and $33.6 million, respectively.

     The following Nonperforming Asset table presents the outstanding amounts of nonaccrual loans and leases, restructured loans and OREO. Also shown are loans that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans and Leases

                                     September 30  June 30  December 31  September 30
(In Millions)                            1996       1996       1995          1995
-------------------------------------------------------------------------------------
Nonaccrual Loans and Leases
Domestic                                $30.7      $36.2      $29.0         $30.4
International                               -          -         .2            .4
-------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases        30.7       36.2       29.2          30.8
Restructured Loans                        2.6        2.7        2.7           2.8
OREO                                      4.4        1.6        1.8           1.8
Total Nonperforming Assets              $37.7      $40.5      $33.7         $35.4
-------------------------------------------------------------------------------------
Total 90 Day Past Due Loans
(still accruing)                        $21.1      $14.6      $22.0         $21.5
-------------------------------------------------------------------------------------

PROVISION AND RESERVE FOR CREDIT LOSSES. The provision for credit losses is the charge against current earnings that is determined by management through a disciplined credit review process as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in the loan and lease portfolios and other credit undertakings.

The 1996 third quarter provision for credit losses was $2.5 million, compared with $2.0 million in the third quarter of 1995. Net charge-offs totaled $2.5 million in the third quarter of 1996, versus $1.8 million last year. The reserve for credit losses was $147.4 million or 1.35% of outstanding loans at September 30, 1996. This compares with $147.1 million or 1.49% of outstanding loans at December 31, 1995 and $147.3 million or 1.50% of outstanding loans at September 30, 1995. The lower reserve to outstanding loans ratio at September 30, 1996 is attributable to loan growth, a significant portion of which is in low-risk residential mortgage lending.

The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and relatively moderate level of net charge-offs. Management's assessment of the current U.S. economy and the financial condition of certain clients facing financial difficulties together with the types of loans creating portfolio growth were primary factors impacting management's decision to maintain the reserve for credit losses at $147.4 million at September 30, 1996, essentially unchanged from December 31, 1995 and September 30, 1995.

Management continues to monitor closely several credits, but the overall quality of the loan portfolio remains sound and the reserve for credit losses is adequate to cover credit-related uncertainties as they exist today. Established credit review procedures ensure that close attention is given to commercial real estate-related loans and other commercial loans, as well as other credit exposures that might be adversely affected by significant increases in interest rates or unexpected downturns in segments of the economies of the United States or other countries.

                      THIS PAGE INTENTIONALLY LEFT BLANK

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME


                                                                             Third Quarter
                                                        -------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                   1996                             1995
                                                        -----------------------------    ----------------------------
($ in Millions)                                         Interest   Volume     Rate       Interest    Volume     Rate
-----------------------------------------------------   --------   ------   ---------    --------   --------   ------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Securities Purchased
      under Agreements to Resell                        $   5.0   $   356.6     5.49%    $   1.9  $   125.7     6.04%
    Time Deposits with Banks                               20.0     1,676.6     4.75        22.4    1,604.2     5.53
    Other                                                    .7        49.4     6.07          .2        9.9     8.76
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Total Money Market Assets                                  25.7     2,082.6     4.91        24.5    1,739.8     5.59
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Securities
    U.S. Government                                        22.3     1,525.0     5.83        20.1    1,339.6     5.94
    Obligations of States and Political Subdivisions       10.1       409.8     9.84        11.5      433.1    10.61
    Federal Agency                                         58.9     4,118.4     5.69        69.8    4,499.3     6.16
    Other                                                   3.0       198.6     6.00         5.2      341.6     6.09
    Trading Account                                          .1         5.3     7.14         1.1       63.7     7.02
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Total Securities                                           94.4     6,257.1     6.00       107.7    6,677.3     6.41
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Loans and Leases                                          178.2    10,533.9     6.73       163.1    9,356.9     6.91
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Total Earning Assets                                    $ 298.3   $18,873.6     6.29%    $ 295.3  $17,774.0     6.59%
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Average Source of Funds
Deposits
    Savings and Money Market Deposits                   $  28.1   $ 3,548.8     3.15%    $  27.5  $ 3,327.0     3.28%
    Savings Certificates                                   29.5     2,047.6     5.73        32.6    2,124.7     6.09
    Other Time                                              7.2       523.0     5.43         8.6      584.8     5.82
    Foreign Offices Time                                   47.9     4,040.6     4.71        43.4    3,338.4     5.15
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Total Deposits                                            112.7    10,160.0     4.41       112.1    9,374.9     4.74
Federal Funds Purchased                                    22.5     1,695.9     5.28        29.9    2,047.1     5.80
Securities Sold Under Agreements to Repurchase             25.8     1,972.7     5.20        26.6    1,830.6     5.76
Commercial Paper                                            1.9       145.0     5.38         2.1      147.5     5.86
Other Borrowings                                           18.9     1,503.4     5.01        17.8    1,292.0     5.47
Senior Notes                                                2.8       205.0     5.48         2.8      174.6     6.44
Notes Payable                                               6.5       339.7     7.58         5.1      254.1     7.90
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Total Interest-Related Funds                              191.1    16,021.7     4.75       196.4   15,120.8     5.15
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Interest Rate Spread                                          -           -     1.54%          -          -     1.44%
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Noninterest-Related Funds                                     -     2,851.9        -           -    2,653.2        -
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Total Source of Funds                                   $ 191.1   $18,873.6     4.03%    $ 196.4  $17,774.0     4.38%
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Net Interest Income/Margin                              $ 107.2           -     2.26%    $  98.9          -     2.21%
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
                                                            Third Quarter 1996/95            Nine Months 1996/95
                                                        -----------------------------    ----------------------------
                                                        Change Due To                    Change Due To
                                                        -------------------              ------------------
(In Millions)                                            Volume        Rate    Total      Volume       Rate    Total
-----------------------------------------------------   -------------------    -----     ------------------    -----
Earning Assets                                          $  18.6   $   (15.6)   $ 3.0     $  87.2  $   (47.2)   $40.0
Interest-Related Funds                                     10.0       (15.3)    (5.3)       60.0      (39.0)    21.0
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----
Net Interest Income                                     $   8.6   $     (.3)   $ 8.3     $  27.2  $    (8.2)   $19.0
-----------------------------------------------------   -------   ---------    -----     -------  ---------    -----



                          NORTHERN TRUST CORPORATION

                                  Nine Months
-----------------------------------------------------------------------
             1996                                    1995
--------------------------------     ----------------------------------
Interest      Volume       Rate       Interest       Volume        Rate
--------    ---------      ----       --------     ---------       ----


$  12.2     $   293.0      5.55 %      $   9.3     $   205.4       6.09 %
   63.7       1,699.9      5.01           69.9       1,647.2       5.67
    2.3          52.5      5.97             .7          12.7       7.07
--------    ---------      ----        -------     ---------      -----
   78.2       2,045.4      5.11           79.9       1,865.3       5.73
--------    ---------      ----        -------     ---------      -----

   81.7       1,909.7      5.71           45.9       1,083.8       5.65
   31.0         417.1      9.90           36.0         442.1      10.87
  171.6       4,017.1      5.71          197.4       4,166.7       6.33
   10.3         229.4      5.99           17.1         366.7       6.23
     .4           8.0      7.36            2.6          49.3       7.14
--------    ---------      ----        -------     ---------      -----
  295.0       6,581.3      5.99          299.0       6,108.6       6.54
--------    ---------      ----        -------     ---------      -----
  513.5      10,164.0      6.75          467.8       8,958.5       6.98
--------    ---------      ----        -------     ---------      -----
$ 886.7     $18,790.7      6.30 %      $ 846.7     $16,932.4       6.68 %
--------    ---------      ----        -------     ---------      -----


$  84.8     $ 3,595.2      3.15 %      $  81.5     $ 3,293.3       3.31 %
   89.7       2,070.4      5.79           87.7       1,949.2       6.02
   21.8         532.3      5.46           23.0         527.4       5.82
  137.5       3,809.2      4.82          141.2       3,607.6       5.23
--------    ---------      ----        -------     ---------      -----
  333.8      10,007.1      4.46          333.4       9,377.5       4.75
   73.7       1,851.8      5.32           62.1       1,416.2       5.86
   79.9       2,034.1      5.24           75.7       1,731.8       5.84
    5.8         143.9      5.40            6.4         145.9       5.89
   50.4       1,333.2      5.05           44.2       1,089.1       5.43
   10.3         257.8      5.31           15.5         340.2       6.05
   19.3         336.8      7.63           14.9         247.9       8.02
--------    ---------      ----        -------     ---------      -----
  573.2      15,964.7      4.80          552.2      14,348.6       5.14
--------    ---------      ----        -------     ---------      -----
      -             -      1.50 %            -             -       1.54 %
--------    ---------      ----        -------     ---------      -----
      -       2,826.0         -              -       2,583.8          -
--------    ---------      ----        -------     ---------      -----
$ 573.2     $18,790.7      4.07 %      $ 552.2     $16,932.4       4.36 %
--------    ---------      ----        -------     ---------      -----
$ 313.5             -      2.23 %      $ 294.5             -       2.32 %
--------    ---------      ----        -------     ---------      -----

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


   (a.)    Exhibits
           --------

           Exhibit (10) (i)  Restated Northern Trust Employee Stock Ownership
                             Plan, dated January 1, 1989 as amended to date

                       (ii) Amended Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A. (predecessor of NationsBank) dated January 26, 1989

                      (iii) Restatement of Supplemental Employee Trust Agreement between The Northern Trust Company and Harris Trust & Savings Bank regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company and the Supplemental Pension Plan for Employees of The Northern Trust Company

                       (iv) Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company as amended and restated

                        (v) Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company as amended and restated

                       (vi) Supplemental Pension Plan for Employees of The Northern Trust Company as amended and restated

                      (vii) Amendment to the Northern Trust Corporation Amended Incentive Stock Plan

                     (viii) Amendment to the Northern Trust Corporation Amended 1992 Incentive Stock Plan

               Exhibit (11)  Computation of Per Share Earnings

               Exhibit (27)  Financial Data Schedule

     (b.)  Reports on Form 8-K
           -------------------

           In a report on Form 8-K dated July 16, 1996, Northern Trust incorporated by reference in Item 5 its July 15, 1996 press release, reporting on its earnings for second quarter and six months of 1996. The press release, with summary financial information, was filed pursuant to Item 7.

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

                                  NORTHERN TRUST CORPORATION
                                  --------------------------
                                         (Registrant)



Date: November 13, 1996           By:  Perry R. Pero
                                       -------------------------------------
                                       Perry R. Pero
                                       Senior Executive Vice President
                                       and Chief Financial Officer



Date: November 13, 1996           By:  Harry W. Short
                                       ------------------------------------
                                       Harry W. Short
                                       Senior Vice President and Controller
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



     The following exhibits have been filed herewith:

     Exhibit
     Number        Description
     -------       -----------

      (10)  (i)         Restated Northern Trust Employee Stock Ownership
                        Plan, dated January 1, 1989 as amended to date

           (ii) Amended Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A. (predecessor of NationsBank) dated January 26, 1989

          (iii) Restatement of Supplemental Employee Trust Agreement between The Northern Trust Company and Harris Trust & Savings Bank regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company and the Supplemental Pension Plan for Employees of The Northern Trust Company

           (iv) Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company as amended and restated

            (v) Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company as amended and restated

           (vi) Supplemental Pension Plan for Employees of The Northern Trust Company as amended and restated

          (vii) Amendment to the Northern Trust Corporation Amended Incentive Stock Plan

         (viii) Amendment to the Northern Trust Corporation Amended 1992 Incentive Stock Plan

      (11)              Computation of Per Share Earnings

      (27)              Financial Data Schedule