Form 10-K
period 1996-12-31
NORTHERN TRUST CORP
filed 1997-03-14
CIK 73124

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    --------------------------------------


                                  FORM 10-K


         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR


         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________to____________

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

       Registrant's telephone number, including area code: (312)630-6000
                    --------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.66 2/3 Par Value
                                 ------------

                        Preferred Stock Purchase Rights
                                 ------------

         Floating Rate Capital Securities, Series A of NTC Capital I,
            Fully and Unconditionally Guaranteed by the Registrant
                    --------------------------------------

                 Floating Rate Junior Subordinated Debentures,
                          Series A of the Registrant

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

  At February 12, 1997, 111,454,205 shares of Common Stock, $1.66 2/3 par value, were outstanding, and the aggregate market value of the Common Stock (based upon the last sale price of the common stock at February 12, 1997, as reported by the Nasdaq Stock Market) held by non-affiliates was approximately $4,326,135,396. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:
     Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 - Part I and Part II

     1997 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 - Part III

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




















                     [THIS PAGE INTENTIONALLY LEFT BLANK]




























--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          Northern Trust Corporation

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                                     INDEX

                                                                            Page
PART I

Item 1  Business............................................................   4
        Supplemental Item-Executive Officers of the Registrant..............  22

Item 2  Properties..........................................................  23

Item 3  Legal Proceedings...................................................  23

Item 4  Submission of Matters to a Vote of Security Holders.................  23


PART II

Item 5  Market for Registrant's Common Equity and Related Stockholder
        Matters.............................................................  24

Item 6  Selected Financial Data.............................................  24

Item 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  24

Item 8  Financial Statements and Supplementary Data.........................  24

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  24


PART III

Item 10 Directors and Executive Officers of the Registrant..................  25

Item 11 Executive Compensation..............................................  25

Item 12 Security Ownership of Certain Beneficial Owners and Management......  25

Item 13 Certain Relationships and Related Transactions......................  25


PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K............................................................  26

Signatures..................................................................  28

Exhibit Index...............................................................  29

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    PART I

Item 1--Business

                          NORTHERN TRUST CORPORATION

  Northern Trust Corporation (Corporation) is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Corporation was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors' qualifying shares of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation's principal subsidiary. The Corporation also owns banking subsidiaries in Arizona, California, Florida and Texas, trust companies in Connecticut and New York and various other nonbank subsidiaries, including a securities brokerage firm, a retirement services company and a futures commission merchant. The Corporation expects that although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

  At December 31, 1996, Northern Trust had consolidated total assets of approximately $21.6 billion and stockholders' equity of approximately $1.5 billion. At September 30, 1996 Northern Trust was the second largest bank holding company headquartered in Illinois and the 34th largest in the United States, based on consolidated total assets of approximately $21.4 billion on that date.

                          THE NORTHERN TRUST COMPANY

  The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its 108th year, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 1996, the Bank had consolidated assets of approximately $18.1 billion. At September 30, 1996, the Bank was the third largest bank in Illinois and the 33rd largest in the United States, based on consolidated total assets of approximately $18.2 billion on that date.

  The Bank currently has sixteen banking offices in the Chicago metropolitan area and nine active wholly owned subsidiaries: The Northern Trust International Banking Corporation, NorLease, Inc., MFC Company, Inc., Nortrust Nominees Ltd., The Northern Trust Company U.K. Pension Plan Limited, The Northern Trust Company, Canada, Northern Global Financial Services Limited, Northern Trust Trade Services Limited and Northern Trust Fund Managers (Ireland) Ltd. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. NorLease, Inc. was established by the Bank to enable it to broaden its leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, was established to offer institutional trust products and services to Canadian entities. Northern Global Financial Services Ltd., located in Hong Kong, provides securities lending and relationship services for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited provides trade finance services, and Northern Trust Fund Managers (Ireland) Ltd. provides fund management services to offshore clients.

                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

  The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., headquartered in Miami, at December 31, 1996 had twenty-two offices located throughout Florida, with total assets of approximately $2.3 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 1996 had total assets of approximately $401 million and served clients from six office locations in Arizona. The Corporation's Texas banking subsidiaries, Northern Trust Bank of Texas N.A., headquartered in Dallas, and Bent Tree National Bank, also headquartered in Dallas, had seven office locations and total assets of approximately $604 million at December 31, 1996. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31, 1996, it had six office locations and total assets of approximately $437 million.

  The Corporation has several nonbank subsidiaries. Among them are Northern Trust Securities, Inc. which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Futures Corporation is a futures commission merchant. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. Berry, Hartell, Evers & Osborne, Inc. is an investment management firm in San Francisco, California. The Northern Trust Company of New York provides security clearance services for all nondepository eligible
--------------------------------------------------------------------------------
securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the United States. Northern Trust Retirement Consulting, Inc. is a retirement benefit plan services company in Atlanta, Georgia, and was formerly known as Hazlehurst & Associates, Inc. Northern Trust Global Advisors, Inc. in Stamford, Connecticut (formerly known as RCB International Inc.) is an international provider of institutional investment management services, and the parent of RCB Trust Company.

                             INTERNAL ORGANIZATION

  Northern Trust, under Chairman and Chief Executive Officer William A. Osborn, organizes client services into two principal business units: Corporate and Institutional Services and Personal Financial Services. In addition, the Worldwide Operations and Technology business unit encompasses all trust and banking operations and systems activities. These three business units, and the Investment Services Group report to President and Chief Operating Officer Barry
G. Hastings. Also, a Risk Management unit focuses on financial and risk management.

  The following is a brief summary of each unit's business activities.

Corporate and Institutional Services

  Corporate and Institutional Services (C&IS), headed by Sheila A. Penrose, Executive Vice President of the Corporation and of the Bank, provides trust, commercial banking and treasury management services to corporate and institutional clients.

  Trust activities encompass custody services for owners of securities in the United States and foreign markets, as well as securities lending, asset management and related cash management services. Master Trust and Master Custody are the principal products. Services with respect to securities traded in foreign markets are provided primarily through the Bank's London Branch. Related foreign exchange services are also rendered at the London Branch as well as in Chicago and in Singapore.

  As measured by assets administered and by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services in various market segments. At December 31, 1996, total assets under administration were $693.7 billion. The major market segments served are large U.S. corporate, institutional (insurance companies, foundations and endowments, and correspondent trust services) and international clients, and public and union retirement funds. The Northern Trust Company of New York, The Northern Trust Company, Canada, NorLease, Inc., The Northern Trust International Banking Corporation, Northern Futures Corporation, Northern Trust Retirement Consulting, Inc., and Northern Trust Global Advisors, Inc. are also included in C&IS.

  A full range of commercial banking services is offered through the Bank, which places special emphasis on developing institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Credit services are administered in two groups: a Large Corporate Group and a Financial Institutions Group.

  Treasury management services are provided to corporations and financial institutions and include lockbox collection, controlled disbursement products and electronic banking, and other products and services to accelerate cash collections, control disbursement outflows, and generate information to manage cash positions.

Personal Financial Services

  Services to individuals is another major dimension of the trust business. Headed by Mark Stevens, Executive Vice President of the Corporation and of the Bank, Personal Financial Services (PFS) encompasses personal trust, estate administration, personal banking, mortgage lending and trust and banking services to individuals and middle market companies. A key element of the personal trust business is to provide private banking and trust services to targeted high net worth individuals in rapidly growing areas of wealth concentration.

  PFS services are delivered through the Bank and a network of banking subsidiaries located in Arizona, California, Florida and Texas. PFS is one of the largest bank managers of personal trust assets in the United States, with total assets under administration of $85.2 billion at December 31, 1996.

  Northern Trust Securities, Inc. and Berry, Hartell, Evers & Osborne, Inc. are also part of PFS.

Worldwide Operations and Technology

  Supporting all of Northern Trust's business activities is the Worldwide Operations and Technology Unit. Headed by James J. Mitchell, Executive Vice President of the Corporation and of the Bank, this unit focuses on supporting sales, relationship management, transaction processing and product management activities for C&IS and PFS.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Investment Services

  The Investment Services Group, headed by Executive Vice President James M. Snyder, provides equity and fixed income research and portfolio management services to clients of C&IS and PFS. The Group also acts as the investment adviser to the Corporation's two families of mutual funds, the Northern Funds and The Benchmark Funds.

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

  The Risk Management Unit also includes Corporate Controller, Corporate Treasurer, Investor Relations and Economic Research functions.

                              GOVERNMENT POLICIES

  The earnings of Northern Trust are affected by numerous external influences, principally general economic conditions, both domestic and international, and actions that the United States and foreign governments and their central banks take in managing their economies. These general conditions affect all of the Northern Trust's businesses, as well as the quality and volume of their loan and investment portfolios.

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

  Commercial banking and treasury management services compete with domestic and foreign financial institutions, finance companies and leasing companies. These products also face increased competition due to the general trend among corporations and other institutions to rely more upon direct access to the credit and capital markets (such as through the direct issuance of commercial paper) and less upon commercial banks and other traditional financial intermediaries.

  The chief local competitors of the Bank for trust and banking business are Bank of America Illinois N.A., First National Bank of Chicago and its affiliate American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, and LaSalle National Bank. Competitive pressures within the custody market have resulted in consolidation in the industry, and the chief national competitors of the Bank for Master Trust/Master Custody services are now Mellon Bank Corporation, State Street Boston Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and Bank of New York Company, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          REGULATION AND SUPERVISION

  The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (Act), and to regulation by the Board of Governors of the Federal Reserve System. The Act limits the activities which may be engaged in by the Corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under section 106 of the 1970 amendments to the Act and subject to certain exceptions, subsidiary banks are prohibited from engaging in certain tie-in arrangements with non-banking affiliates in connection with any extension of credit or provision of any property or services.

  The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Board of Governors. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits. The Interstate Act also permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Commencing June 1, 1997, banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out. In addition, the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or thrift affiliate, whether such affiliate is located in a different state or in the same state.

  State laws governing the Corporation's banking subsidiaries allow each bank to establish branches anywhere in its state.

  Under the Federal Deposit Insurance Act (FDIA), an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the Federal Deposit Insurance Corporation (FDIC) in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Thus, any of the Corporation's banking subsidiaries could incur liability to the FDIC pursuant to this statutory provision in the event of a loss suffered by the FDIC in connection with any of the Corporation's other banking subsidiaries (whether due to a default or the provision of FDIC assistance). Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors and or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under the FDIA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to these provisions of the FDIA.

  The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC and it is subject to regulation by both these entities, as well as by the Illinois Office of Banks and Real Estate. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area.

  The national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Comptroller of the Currency.

  The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Futures Corporation, which is registered as a futures commission merchant with the Commodity Futures Trading Commission, is a member of the National Futures Association, the Chicago Board of Trade and the Board of Trade Clearing Corporation, and a clearing member of the Chicago Mercantile Exchange. Northern Trust Securities, Inc. is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Berry, Hartell, Evers & Osborne, Inc. and Northern Trust
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Retirement Consulting, Inc. are both registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and are subject to that Act and the rules and regulations of the Commission promulgated thereunder. Northern Trust Retirement Consulting, Inc. is also registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. Northern Trust Global Advisors, Inc. is subject to regulation by the Securities and Exchange Commission and the Illinois Securities Department. Its subsidiary RCB Trust Company is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are also subject to regulation by the Securities and Exchange Commission under the Investment Company Act. The Bank also acts as investment adviser of an investment company which is subject to regulation by the Central Bank of Ireland under the Companies Act, 1990. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

  The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities. Information regarding these restrictions, and dividend restrictions on banking subsidiaries, is incorporated herein by reference to Note 14 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 49 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

  Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a twenty-seven basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 1997 to .013% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of .283%.

  The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) (Total Capital Ratio) is 8%. At least half of the Total Capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 capital). The balance may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.

  In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. The Federal Reserve's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1996, the Federal Reserve had not advised the Corporation of any specific minimum Leverage Ratio applicable to it.

  Federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations. The Federal Reserve has recently added interest rate and market risk components to risk-based capital requirements.

  In addition to the effects of the provisions described above, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.

  Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Total Capital Ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

  FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for an undercapitalized depository institution's capital restoration plan to be acceptable, its holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it became undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. In the event of the parent holding company's bankruptcy, such guarantee would take priority over the parent's general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

  At December 31, 1996, the Bank and each of the Corporation's other subsidiary banks met or exceeded the minimum regulatory ratios that are one of the conditions for them to be considered to be well capitalized. At December 31, 1996, the Bank had Leverage, Total Capital and Tier 1 Capital Ratios of 6.1%, 10.8% and 7.8%, respectively.

  FDICIA also contains a variety of other provisions that affect the operations of a bank, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions and a requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

                                     STAFF

  Northern Trust employed 6,933 full-time equivalent officers and staff members as of December 31, 1996, approximately 5,053 of whom were employed by the Bank.
--------------------------------------------------------------------------------

================================================================================
                            STATISTICAL DISCLOSURES

     The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated herein by reference.

                                                                       1996
                                                                  Annual Report
Schedule                                                               Page
-------------------------------------------------------------------------------
Foreign Outstandings................................................    29

Nonperforming Assets and 90 Day Past Due Loans......................    30

Analysis of Reserve for Credit Losses...............................    31

Average Balance Sheet...............................................    66

Ratios..............................................................    66

Analysis of Net Interest Income.....................................    68
--------------------------------------------------------------------  ------
================================================================================

     Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield on a taxable equivalent basis giving effect of the federal and state tax rates)


                                                                          December 31, 1996
                                        ------------------------------------------------------------------------------------------
                                        One Year or Less    One to Five Years   Five to Ten Years      Over Ten Years
                                        ----------------    -----------------   -----------------      --------------      Average
($ in Millions)                            Book    Yield        Book    Yield       Book    Yield       Book    Yield     Maturity
-----------------------------------     -------    -----    --------    -----   --------    -----      -----    -----     --------
Securities Held to Maturity
  U.S. Government                      $   70.8     6.75%     $  2.6     5.27%    $ --      --   %    $ --      --   %      6 mos.
  Obligations of States and
    Political Subdivisions                 44.0    11.15       128.4    11.01      109.9    10.51       33.6     8.64      59 mos.
  Federal Agency                            2.0     7.14        16.2     6.32       --      --          --      --         24 mos.
  Other--Fixed                              9.8     5.04         2.7     3.31       --      --          19.5     6.02      77 mos.
       --Floating                           1.3     7.75          .8     7.75         .6     6.65       56.2     7.00     116 mos.
------------------------------------   --------   ------      ------    -----     ------    -----     ------    -----     --------
Total Securities Held to Maturity      $  127.9     8.15%     $150.7    10.25%    $110.5    10.49%    $109.3     7.33%     58 mos.
------------------------------------   --------   ------      ------    -----     ------    -----     ------    -----     --------
Securities Available for Sale
  U.S. Government                        $809.0     5.90%     $ 97.7     5.97%    $ --      --   %    $ --      --  %       7 mos.
  Obligations of States and
    Political Subdivisions                 --      --             .5     9.88       10.0     9.68      106.5     8.32     146 mos.
  Federal Agency                        2,735.5     5.76       296.6     6.15       58.9     6.23        5.9     6.64       6 mos.
  Other--Fixed                             17.2     5.69        12.8     5.66       --      --          --      --         11 mos.
       --Floating                           4.0     6.17         7.1     6.17       10.7     7.35      139.3     4.44     112 mos.
------------------------------------   --------   ------      ------    -----     ------    -----     ------    -----     --------
Total Securities Available for Sale    $3,565.7     5.79%     $414.7     6.10%    $ 79.6     6.81%    $251.7     6.13%     14 mos.
------------------------------------   --------   ------      ------    -----     ------    -----     ------    -----     --------

                                                                          December 31, 1995
                                        ------------------------------------------------------------------------------------------
                                        One Year or Less    One to Five Years   Five to Ten Years      Over Ten Years
                                        ----------------    -----------------   -----------------      --------------      Average
($ in Millions)                            Book    Yield        Book    Yield       Book    Yield       Book    Yield     Maturity
-----------------------------------     -------    -----    --------    -----   --------    -----      -----    -----     --------
Securities Held to Maturity
  U.S. Government                      $  108.5     6.61%     $  7.6     5.58%    $ --      --   %    $ --      --  %       5 mos.
  Obligations of States and
    Political Subdivisions                 48.1    11.44       149.1    11.10      127.3    10.72       42.4     8.72      63 mos.
  Federal Agency                           --      --           22.2     5.96       --      --          --      --         36 mos.
  Other--Fixed                              8.1     6.98         1.5     9.70         .1    10.49       17.6     6.03      81 mos.
       --Floating                            .3     8.00         2.0     8.00         .3     7.08       --      --         34 mos.
------------------------------------   --------   ------    --------    -----     ------    -----     ------    -----     --------
Total Securities Held to Maturity      $  165.0     8.04%     $182.4    10.20%    $127.7    10.71%    $ 60.0     7.93%     50 mos.
------------------------------------   --------   ------    --------    -----     ------    -----     ------    -----     --------
Securities Available for Sale
  U.S. Government                      $  829.7     5.80%     $838.0     5.98%    $ --      --   %    $ --      --   %     12 mos.
  Obligations of States and
    Political Subdivisions                 --      --           --      --           4.9     9.59       65.3     8.68     155 mos.
  Federal Agency                        2,236.0     6.04       883.2     6.30       27.4     6.42        6.2     6.57       9 mos.
  Other--Fixed                             46.3     5.63        26.3     6.24       --      --          --      --         12 mos.
       --Floating                           7.7     6.51         7.8     6.51         .6     6.51      156.9     6.62     112 mos.
------------------------------------   --------   ------    --------    -----     ------    -----     ------    -----     --------
Total Securities Available for Sale    $3,119.7     5.97%   $1,755.3    6.14%     $ 32.9     6.89%    $228.4     7.21%     15 mos.
------------------------------------   --------   ------    --------    -----     ------    -----     ------    -----     --------

==================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity and Available for Sale

                                                                                                  December 31
                                                                              ------------------------------------------------------
(In Millions)                                                                   1996        1995       1994       1993       1992
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Securities Held to Maturity
 U.S. Government                                                              $    73.4    $  116.1   $  137.2   $2,343.7   $1,522.8
 Obligations of States and Political Subdivisions                                 315.9       366.9      474.5      493.5      508.5
 Federal Agency                                                                    18.2        22.2         -       833.1      559.2
 Other                                                                             90.9        29.9       29.6      120.5      189.0
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Total Securities Held to Maturity                                             $   498.4    $  535.1   $  641.3   $3,790.8   $2,779.5
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Securities Available for Sale
 U.S. Government                                                              $   906.7    $1,667.7   $  801.3   $     -    $  227.6
 Obligations of States and Political Subdivisions                                 117.0        70.2         -          -          -
 Federal Agency                                                                 3,096.9     3,152.8    3,251.5       40.9       46.1
 Other                                                                            191.1       245.6      355.0      170.7      126.4
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Total Securities Available for Sale                                           $ 4,311.7    $5,136.3   $4,407.8   $  211.6   $  400.1
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Average Total Securities                                                      $ 6,363.8    $6,193.0   $5,000.9   $4,232.0   $3,190.3
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Total Securities at Year-End                                                  $ 4,814.9    $5,760.3   $5,053.1   $4,038.7   $3,181.2
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
------------------------------------------------------------------------------------------------------------------------------------

Loans and Leases by Type
                                                                                                  December 31
                                                                              ------------------------------------------------------
(In Millions)                                                                   1996        1995       1994       1993       1992
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Domestic
 Residential Real Estate                                                      $ 4,557.5    $3,896.4   $3,299.1   $2,883.3   $2,372.8
 Commercial                                                                     3,161.4     3,202.1    2,672.0    2,421.1    2,409.0
 Broker                                                                           389.1       304.0      274.6      249.4      336.3
 Commercial Real Estate                                                           557.7       512.6      494.1      506.5      511.2
 Consumer                                                                         989.8       758.9      662.1      617.5      505.9
 Other                                                                            632.1       625.5      642.1      453.5      392.0
 Lease Financing                                                                  267.8       202.3      159.9      138.4      135.2
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Total Domestic                                                                $10,555.4     9,501.8    8,203.9    7,269.7    6,662.4
International                                                                     382.0       404.2      386.7      353.3      273.5
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Total Loans and Leases                                                        $10,937.4    $9,906.0   $8,590.6   $7,623.0   $6,935.9
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
Average Loans and Leases                                                      $10,332.1    $9,136.0   $8,316.1   $7,297.1   $6,452.9
------------------------------------------------------------------------      ---------    --------   --------   --------   --------
------------------------------------------------------------------------------------------------------------------------------------



Remaining Maturity of Selected Loans and Leases

                                                                                                  December 31, 1996
                                                                              ------------------------------------------------------
                                                                                              One Year          One to     Over Five
(In Millions)                                                                     Total        or Less      Five Years         Years
------------------------------------------------------------------------      ---------      ---------      ----------     ---------
Domestic (Excluding Residential Real Estate and Consumer Loans)
  Commercial                                                                   $3,161.4       $2,340.3        $  644.4      $  176.7
  Commercial Real Estate                                                          557.7          178.2           315.3          64.2
  Other                                                                         1,021.2        1,005.2            14.3           1.7
  Lease Financing                                                                 267.8           41.1            67.7         159.0
------------------------------------------------------------------------       --------       --------        --------      --------
Total Domestic                                                                  5,008.1        3,564.8         1,041.7         401.6
International                                                                     382.0          291.9            67.3          22.8
------------------------------------------------------------------------       --------       --------        --------      --------
Total Selected Loans and Leases                                                $5,390.1       $3,856.7        $1,109.0      $  424.4
------------------------------------------------------------------------       --------       --------        --------      --------
Interest Rate Sensitivity of Loans and Leases
  Fixed Rate                                                                   $4,033.8       $2,864.6        $  798.4      $  370.8
  Variable Rate                                                                 1,356.3          992.1           310.6          53.6
------------------------------------------------------------------------       --------       --------        --------      --------
Total                                                                          $5,390.1       $3,856.7        $1,109.0      $  424.4
------------------------------------------------------------------------       --------       --------        --------      --------
------------------------------------------------------------------------------------------------------------------------------------

================================================================================

Average Deposits by Type

(In Millions)                                                   1996         1995        1994         1993        1992
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
Domestic Offices
 Demand and Noninterest-Bearing
  Individuals, Partnerships and Corporations               $ 1,801.8    $ 1,651.1   $ 1,540.4    $ 1,487.5    $1,354.1
  Correspondent Banks                                          115.2        129.8       192.2        201.1       199.6
  Other                                                        815.9        966.4       859.9        866.3       322.3
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
  Total                                                      2,732.9      2,747.3     2,592.5      2,554.9     1,876.0
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
 Time
  Savings and Money Market Deposits                        $ 3,620.7    $ 3,312.4   $ 3,385.7    $ 3,432.1    $3,372.2
  Savings Certificates less than $100,000                    1,169.6      1,160.8       699.9        668.6       732.6
  Savings Certificates $100,000 and more                       892.8        839.5       529.7        504.3       638.2
  Other Time                                                   549.2        542.7       412.8        404.7       493.9
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
  Total                                                      6,232.3      5,855.4     5,028.1      5,009.7     5,236.9
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
Total Domestic Offices                                     $ 8,965.2    $ 8,602.7   $ 7,620.6    $ 7,564.6    $7,112.9
-------------------------------------------------          ---------   ----------   ---------    ---------    --------
Foreign Offices
  Demand                                                   $   347.8    $   299.1   $   361.7    $    65.3    $   56.2
  Time                                                       3,826.2      3,493.4     3,284.8      2,436.4     1,815.6
-------------------------------------------------          ---------   ----------   ---------    ---------    --------
Total Foreign Offices                                      $ 4,174.0    $ 3,792.5   $ 3,646.5    $ 2,501.7    $1,871.8
-------------------------------------------------          ---------   ----------   ---------    ---------   ---------
Total Deposits                                             $13,139.2    $12,395.2   $11,267.1    $10,066.3    $8,984.7
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
=======================================================================================================================

Average Rates Paid on Time Deposits by Type

                                                                1996         1995        1994         1993        1992
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
Time Deposits
  Savings and Money Market Deposits                             3.16%        3.29%       2.52%        2.30%       2.94%
  Savings Certificates less than $100,000                       5.85         6.08        4.77         4.61        5.46
  Savings Certificates $100,000 and more                        5.67         5.95        4.45         3.91        4.68
  Other Time                                                    5.44         5.81        4.50         3.88        5.15
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
Total Domestic Offices                                          4.23         4.46        3.20         2.89        3.71
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
Total Foreign Offices Time                                      4.82         5.21        4.18         3.71        5.27
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
Total Time Deposits                                             4.45%        4.74%       3.58%        3.16%       4.11%
-------------------------------------------------          ---------    ---------   ---------    ---------    --------
=======================================================================================================================

Remaining Maturity of Time Deposits $100,000 and more

                                                        December 31, 1996                        December 31, 1995
                                                ---------------------------------      -------------------------------------
                                                   Domestic Offices                        Domestic Offices
                                                ----------------------                 -------------------------
                                                 Certificates    Other    Foreign        Certificates      Other     Foreign
(In Millions)                                      of Deposit     Time    Offices          of Deposit       Time     Offices
---------------------------------------         -------------    -----   --------      --------------      -----    --------
3 Months or Less                                     $  738.6    $ 5.7   $3,466.1            $  612.1      $ 3.4    $3,193.3
Over 3 through 6 Months                                 277.5      2.2       30.4               233.8        1.6        23.8
Over 6 through 12 Months                                223.1      4.7        8.2               152.2        5.0        13.0
Over 12 Months                                          205.7      5.4        5.0               268.5        5.9         1.9
---------------------------------------         -------------    -----   --------      --------------      -----    --------
Total                                                $1,444.9    $18.0   $3,509.7            $1,266.6      $15.9    $3,232.0
---------------------------------------         -------------    -----   --------      --------------      -----    --------
==============================================================================================================================

===============================================================================
Purchased Funds

Federal Funds Purchased
(Overnight Borrowings)


($ in Millions)                            1996            1995            1994
-------------------------------        --------        --------        --------
Balance on December 31                 $  653.0        $2,300.1        $  972.0
Highest Month-End Balance               2,715.2         3,620.1         1,595.9
Year-Average Balance                    1,842.2         1,564.0         1,350.7
    -Average Rate                          5.31%           5.83%           4.11%
Average Rate at Year-End                   6.03            5.17            4.26
-------------------------------        --------        --------        --------

Securities Sold under Agreements to Repurchase

($ in Millions)                            1996            1995            1994
-------------------------------        --------        --------        --------
Balance on December 31                 $  966.1        $1,858.7        $2,216.9
Highest Month-End Balance               2,922.2         2,283.0         2,777.1
Year-Average Balance                    1,973.3         1,769.7         1,444.3
    -Average Rate                          5.24%           5.80%           4.28%
Average Rate at Year-End                   5.69            5.41            5.08
-------------------------------        --------        --------        --------

Other Borrowings
(Includes Treasury Tax and Loan Demand Notes and Term Federal Funds Purchased)

($ in Millions)                            1996            1995            1994
-------------------------------        --------        --------        --------
Balance on December 31                 $3,142.1        $  875.9        $1,077.9
Highest Month-End Balance               4,953.6         3,415.9         3,116.1
Year-Average Balance                    1,274.1         1,034.5         1,007.5
    -Average Rate                          5.07%           5.38%           3.57%
Average Rate at Year-End                   5.82            3.61            4.71
-------------------------------        --------        --------        --------

Total Purchased Funds

($ in Millions)                            1996            1995            1994
-------------------------------        --------        --------        --------
Balance on December 31                 $4,761.2        $5,034.7        $4,266.8
Year-Average Balance                    5,089.6         4,368.2         3,802.5
    -Average Rate                          5.22%           5.71%           4.03%
-------------------------------        --------        --------        --------

===============================================================================

Commercial Paper

($ in Millions)                            1996            1995            1994
-------------------------------        --------        --------        --------
Balance on December 31                   $149.0          $146.7          $123.8
Highest Month-End Balance                 153.0           154.4           172.3
Year-Average Balance                      143.7           146.0           138.1
    -Average Rate                          5.40%           5.87%           4.31%
Average Rate at Year-End                   5.65            5.80            5.73
-------------------------------        --------        --------        --------

===============================================================================





===============================================================================

Changes in Net Interest Income

                                                                               1996/95                      1995/94
                                                                     --------------------------------------------------------
                                                                      Change Due To                 Change Due To
                                                                     -----------------              ----------------
(Interest on a taxable equivalent basis)
(In Millions)                                                         Volume     Rate     Total     Volume     Rate     Total
------------------------------------------------------------         -------    ------   -------    -------   ------   -------
Increase (Decrease) In Interest Income
Money Market Assets
  Federal Funds Sold and Resell Agreements                           $   7.1    $ (1.1)   $ 6.0     $ (2.0)   $  3.4    $  1.4
  Time Deposits with Banks                                               2.8     (10.0)    (7.2)     (23.5)     17.8      (5.7)
  Other                                                                  2.0       (.1)     1.9       (7.1)      3.0      (4.1)
Securities
  U.S. Government                                                       27.3       (.1)    27.2      (31.8)     28.4      (3.4)
  Obligations of States and Political Subdivisions                      (2.0)     (4.0)    (6.0)      (3.3)     (2.7)     (6.0)
  Federal Agency                                                        (6.5)    (23.9)   (30.4)     112.4      32.2     144.6
  Other                                                                 (7.5)      (.8)    (8.3)       (.9)      3.3       2.4
Trading Account                                                         (3.2)        -     (3.2)         -       (.5)      (.5)
Loans and Leases                                                        80.8     (17.3)    63.5       56.9      73.9     130.8
------------------------------------------------------------          ------    -------   -----     ------    ------    ------
Total                                                                 $100.8    $(57.3)   $43.5     $100.7    $158.8    $259.5
------------------------------------------------------------          ------    -------   -----     ------    ------    ------
Increase (Decrease) In Interest Expense
Deposits
  Savings and Money Market Deposits                                    $ 9.7    $ (4.5)   $ 5.2     $ (2.4)   $ 26.2    $ 23.8
  Savings Certificates                                                   3.6      (5.1)    (1.5)      46.5      17.2      63.7
  Other Time                                                              .4      (2.0)    (1.6)       7.5       5.4      12.9
  Foreign Offices Time                                                  16.1     (13.7)     2.4       10.8      34.1      44.9
Federal Funds Purchased                                                 14.7      (8.0)     6.7       12.4      23.3      35.7
Repurchase Agreements                                                   10.7      (9.9)      .8       18.9      21.8      40.7
Commercial Paper                                                         (.1)      (.7)     (.8)        .5       2.2       2.7
Other Borrowings                                                        12.1      (3.2)     8.9        1.4      18.2      19.6
Senior Notes                                                            (6.8)     (2.5)    (9.3)     (23.3)     13.2     (10.1)
Notes Payable                                                            6.8       (.8)     6.0       (1.7)       .1      (1.6)
------------------------------------------------------------          ------    -------   -----     ------    ------    ------
Total                                                                  $67.2    $(50.4)   $16.8     $ 70.6    $161.7    $232.3
------------------------------------------------------------          ------    -------   -----     ------    ------    ------
Increase (Decrease) In Net Interest Income                             $33.6    $ (6.9)   $26.7     $ 30.1    $ (2.9)   $ 27.2
------------------------------------------------------------          ------    -------   -----     ------    ------    ------
Note: Changes not due only to volume changes or rate changes are included in the change due to volume column.
------------------------------------------------------------------------------------------------------------------------------

International Operations (Based on Obligor's Domicile)

     See also Note 25 titled "International Operations" on page 60 of the Corporation's Annual Report to Stockholders for the year ended December 31,
1996, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)                                                             1996        1995        1994        1993        1992
------------------------------------------------------------------    --------    --------    --------    --------    --------
Total Assets                                                          $2,365.5    $2,282.0    $2,820.5    $2,328.8    $2,033.0
------------------------------------------------------------------    --------    --------    --------    --------    --------
  Time Deposits with Banks                                             1,699.3     1,643.7     2,063.1     1,956.7     1,618.6
  Other Money Market Assets                                                 .1          .1          .4          .9        38.8
  Loans                                                                  380.5       344.3       445.5       279.9       287.6
  Customers' Acceptance Liability                                          1.1         1.9         3.0         4.8         3.8
  Foreign Investments                                                     23.4        14.3        21.6        29.8        31.4
------------------------------------------------------------------    --------    --------    --------    --------    --------
Total Liabilities                                                     $4,551.2    $4,163.5    $4,089.4    $2,715.0    $2,125.3
------------------------------------------------------------------    --------    --------    --------    --------    --------
  Deposits                                                             4,435.7     3,992.2     4,010.6     2,706.2     2,099.0
  Liability on Acceptances                                                 1.1         1.9         3.0         4.8         3.8
------------------------------------------------------------------    --------    --------    --------    --------    --------
-------------------------------------------------------------------------------------------------------------------------------

================================================================================

Percent of International Related Average Assets and Liabilities to Total Consolidated Average Assets


                                        1996        1995      1994      1993      1992
------------------------------------   -----       -----     -----     -----     -----
Assets                                    11%         12%       16%       15%       15%
------------------------------------   -----       -----     -----     -----     -----
Liabilities                               22          21        23        17        16
------------------------------------   -----       -----     -----     -----     -----
=======================================================================================


Reserve for Credit Losses Relating to International Operations

(In Millions)                           1996        1995      1994      1993      1992
------------------------------------   -----       -----     -----     -----     -----
Balance at Beginning of Year            $3.1        $4.6      $6.7      $5.3     $ 6.9
Charge-Offs                              (.2)        (.7)       --       (.6)     (6.0)
Recoveries                                .5          .5        --        .1        .4
Provision for Credit Losses              (.2)       (1.3)     (2.1)      1.9       4.0
------------------------------------   -----       -----     -----     -----     -----
Balance at End of Year                  $3.2        $3.1      $4.6      $6.7     $ 5.3
------------------------------------   -----       -----     -----     -----     -----

     The Securities and Exchange Commission requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.
===============================================================================

Distribution of International Loans and Deposits by Type

                                                        December 31
                                      ------------------------------------------------
Loans                                   1996        1995      1994      1993      1992
------------------------------------  ------      ------    ------    ------    ------
Commercial                            $226.6      $259.9    $233.8    $157.9    $122.3
Foreign Governments and Official       118.3       103.7      72.8      47.1      26.4
 Institutions
Banks                                   22.8        37.3      77.0     145.9     121.9
Other                                   14.3         3.3       3.1       2.4       2.9
------------------------------------  ------      ------    ------    ------    ------
Total                                 $382.0      $404.2    $386.7    $353.3    $273.5
------------------------------------  ------      ------    ------    ------    ------

                                                             December 31
                                                --------------------------------------
Deposits                                            1996            1995          1994
------------------------------------            --------        --------      --------
Commercial                                      $2,855.4        $2,557.2      $2,817.2
Foreign Governments and Official
 Institutions                                      708.6           749.5         803.8
Banks                                              350.7           415.7         485.2
Other Time                                         276.2           224.7         182.4
Other Demand                                        10.7             7.8           8.4
------------------------------------            --------        --------      --------
Total                                           $4,201.6        $3,954.9      $4,297.0
------------------------------------            --------        --------      --------
=======================================================================================

--------------------------------------------------------------------------------

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

     Individual credit authority for commercial loans and within Personal Financial Services is limited to specified amounts and maturities. Credit decisions involving commitment exposure in excess of the specified individual limits are submitted to the appropriate Credit Approval Committee (Committee). Each Committee is chaired by the executive in charge of the area and has a Credit Policy officer as a voting participant. Each Committee's credit approval authority is specified, based on commitment levels, credit ratings and maturities. Credits involving commitment exposure in excess of these group credit limits require, dependent upon the internal credit rating, the approval of the Senior Credit Committee, the head of Credit Policy or the business unit head.

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

Allocation of the Reserve for Credit Losses

     The reserve for credit losses is established and maintained on an overall basis and in practice is not specifically allocated to specific loans or segments of the portfolio. Thus, the reserve is available to absorb credit losses from all loans and leases. Bank disclosure guidelines issued by the Securities and Exchange Commission request management to furnish a breakdown of the reserve for credit losses by loan category and provide the percentage of loans in each category to total loans.

     Prior to 1994, the allocation of the reserve represented an estimate of the amount that was necessary to provide for potential losses related to specific nonperforming loans only. Beginning in 1994, the methodology was revised to allocate the reserve for credit losses associated with all loans, leases and commitments based on historical loss experience, internal credit ratings and specific amounts designated for certain above average risk loans. Other factors taken into consideration are changes in economic or business conditions, changes in the nature or volume of the loan portfolio including trends in and the severity of past due and classified loans. This allocation method should not be interpreted as an indication of expected losses within the next year or any specified time period.

--------------------------------------------------------------------------------

     As required by the Securities and Exchange Commission, the following tables break down the reserve for credit losses:

Reserve for Credit Losses

(In Millions)                              1996     1995     1994
---------------------------------------  ------   ------   ------
Allocated Reserve
  Residential Real Estate                $  7.0   $  6.0   $  5.0
  Commercial                               72.0     85.0     86.0
  Commercial Real Estate                    5.0      7.0     12.0
  Consumer                                  6.0      8.0      6.0
  Other                                       -        -        -
  Lease Financing                           3.0      3.0      3.0
  International                             2.0      3.0      3.0
Unallocated Reserve                        53.3     35.1     29.8
---------------------------------------  ------   ------   ------
Total Reserve                            $148.3   $147.1   $144.8
---------------------------------------  ------   ------   ------

     At December 31, 1993, $.2 million of the reserve was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific nonperforming loans only, while $145.3 million remained unallocated of the total $145.5 million reserve balance. At December 31, 1992, $11.0 million was so allocated, while $134.5 million remained unallocated of the total $145.5 million reserve balance.

--------------------------------------------------------------------------------

     Loan and lease categories as a percent of total loans and leases as of December 31, 1992 through 1996, are presented below.

Loan and Lease Category to Total Loans
and Leases

                                           1996    1995    1994    1993    1992
---------------------------------------    ----    ----    ----    ----    ----
Loan and Lease Category
  Residential Real Estate                    42%     39%     38%     38%     34%
  Commercial                                 29      32      31      32      35
  Commercial Real Estate                      5       5       6       6       7
  Consumer                                    9       8       8       8       7
  Other                                       9      10      11       9      11
  Lease Financing                             2       2       2       2       2
  International                               4       4       4       5       4
---------------------------------------    ----    ----    ----    ----    ----
  Total                                     100%    100%    100%    100%    100%
---------------------------------------    ----    ----    ----    ----    ----

--------------------------------------------------------------------------------

     The information presented in the "Credit Risk Management" section should be read in conjunction with the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1996:

                                                                        1996
                                                                   Annual Report
Notes to Consolidated Financial Statements                             Page(s)
----------------------------------------------------------------   -------------
 1. Accounting Policies
    F. Interest Risk Management Instruments.....................         40
    G. Loans and Leases.........................................         41
    H. Reserve for Credit Losses................................         41
    L. Other Real Estate Owned..................................         41
 5. Loans and Leases............................................         44
 6. Reserve for Credit Losses...................................         45
18. Contingent Liabilities......................................         52
20. Off-Balance Sheet Financial Instruments.....................        54-57
----------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
Results of Operations
----------------------------------------------------------------
Asset Quality and Credit Risk Management........................        27-30
----------------------------------------------------------------   -------------

     In addition, the following schedules on page 15 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

     Reserve for Credit Losses Relating to International Operations

     Distribution of International Loans and Deposits by Type

================================================================================

                      INTEREST RATE SENSITIVITY ANALYSIS

     For the discussion of interest rate sensitivity, see the section entitled "Interest Rate Risk Management" on page 30 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

--------------------------------------------------------------------------------

     The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, and incorporated herein by reference on page 24 of this report.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                        December 31
                                                 -------------------------
(In Millions)                                         1996            1995
----------------------------------------------   ---------       ---------
Assets
Cash and Due from Banks                          $ 1,090.4       $ 1,139.3
Federal Funds Sold and Securities Purchased
  under Agreements to Resell                       1,224.9           168.2
Time Deposits with Banks                           2,059.7         1,567.4
Other Interest-Bearing                               248.0           131.4
Securities
  Available for Sale                               3,983.9         4,274.2
  Held to Maturity (Fair Value-$436.1 in
    1996 and $322.5 in 1995)                         416.9           315.5
  Trading account                                       --            82.4
----------------------------------------------   ---------       ---------
Total Securities                                   4,400.8         4,672.1
----------------------------------------------   ---------       ---------
Loans
  Commercial and Other                             5,396.7         4,947.0
  Residential Mortgages                            2,589.5         1,713.5
----------------------------------------------   ---------       ---------
Total Loans and Leases (Net of unearned
  income-$106.6 in 1996 and $82.4 in 1995)         7,986.2         6,660.5
----------------------------------------------   ---------       ---------
Reserve for Credit Losses                           (120.9)         (114.1)
Buildings and Equipment                              211.3           197.1
Customers' Acceptance Liability                       42.3            32.8
Trust Security Settlement Receivables                362.3           327.1
Other Assets                                         621.9           448.7
----------------------------------------------   ---------       ---------
Total Assets                                     $18,126.9       $15,230.5
----------------------------------------------   ---------       ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing           $ 3,010.5       $ 2,320.5
  Savings and Money Market Deposits                2,568.6         1,852.0
  Savings Certificates                             1,299.5           805.3
  Other Time                                         335.0           135.4
  Foreign Offices--Demand                            411.1           459.8
                 --Time                            3,518.6         3,268.3
----------------------------------------------   ---------       ---------
  Total Deposits                                  11,143.3         8,841.3
----------------------------------------------   ---------       ---------
Federal Funds Purchased                              759.6         2,314.7
Securities Sold under Agreements to Repurchase       883.4         1,680.7
Other Borrowings                                   3,028.9           808.9
Senior Notes                                         305.0            15.0
Notes Payable                                        333.9           284.3
Liability on Acceptances                              42.3            32.8
Other Liabilities                                    527.5           387.8
----------------------------------------------   ---------       ---------
  Total Liabilities                               17,023.9        14,365.5
----------------------------------------------   ---------       ---------
Stockholder's Equity
Capital Stock--Par Value $60                         213.8           198.0
Surplus                                              245.3           198.0
Undivided Profits                                    642.6           468.2
Net Unrealized Gain on Securities Available
  for Sale                                             1.3             0.8
----------------------------------------------   ---------       ---------
  Total Stockholder's Equity                       1,103.0           865.0
----------------------------------------------   ---------       ---------
Total Liabilities and Stockholder's Equity       $18,126.9       $15,230.5
----------------------------------------------   ---------       ---------

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
The Northern Trust Companys
Consolidated Statement of Income (unaudited)


                                                                                                     For the Year Ended
                                                                                                        December 31
                                                                                              --------------------------------

(In Millions)                                                                                   1996          1995        1994
-----------------------------------------------------------------------                       ------        ------      ------
Interest Income
  Loans and Leases                                                                            $489.3        $406.6      $328.4
  Securities
     - Available for Sale                                                                      303.7         275.7       164.9
     - Held to Maturity                                                                         26.1          26.2        28.5
     - Trading Account                                                                            .1           3.3         3.7
-----------------------------------------------------------------------                       ------        ------      ------
 Total Securities                                                                              329.9         305.2       197.1
-----------------------------------------------------------------------                       ------        ------      ------
 Time Deposits with Banks                                                                       84.8          92.1        97.8
 Federal Funds Sold and Securities Purchased under Agreements to Resell
   and Other                                                                                    36.7          17.4        18.2
-----------------------------------------------------------------------                       ------        ------      ------
Total Interest Income                                                                          940.7         821.3       641.5
-----------------------------------------------------------------------                       ------        ------      ------
Interest Expense
  Deposits                                                                                     373.6         317.0       225.5
  Federal Funds Purchased                                                                       99.0          94.9        57.4
  Securities Sold under Agreements to Repurchase                                                99.1          94.4        57.2
  Other Borrowings                                                                              60.9          51.7        33.9
  Senior Notes                                                                                  14.4          23.5        33.6
  Notes Payable                                                                                 19.5          17.0        15.6
-----------------------------------------------------------------------                       ------        ------      ------
Total Interest Expense                                                                         666.5         598.5       423.2
-----------------------------------------------------------------------                       ------        ------      ------
Net Interest Income                                                                            274.2         222.8       218.3
Provision for Credit Losses                                                                      7.4           4.8         4.9
-----------------------------------------------------------------------                       ------        ------      ------
Net Interest Income after Provision for Credit Losses                                          266.8         218.0       213.4
-----------------------------------------------------------------------                       ------        ------      ------
Noninterest Income
  Trust Fees                                                                                   397.8         348.3       326.7
  Treasury Management Fees                                                                      54.2          48.3        44.7
  Foreign Exchange Trading Profits                                                              58.7          55.1        35.9
  Security Commissions and Trading Income                                                         .9            .1         (.4)
  Other Operating Income                                                                        36.8          33.3        63.1
  Investment Security Gains (Losses)                                                              .4            .6         (.1)
-----------------------------------------------------------------------                       ------        ------      ------
Total Noninterest Income                                                                       548.8         485.7       469.9
-----------------------------------------------------------------------                       ------        ------      ------
Income before Noninterest Expenses                                                             815.6         703.7       683.3
-----------------------------------------------------------------------                       ------        ------      ------
Noninterest Expenses
  Salaries                                                                                     258.3         240.7       229.1
  Pension and Other Employee Benefits                                                           52.3          58.6        55.7
  Occupancy Expense                                                                             45.9          40.2        39.2
  Equipment Expense                                                                             45.3          39.7        48.6
  Other Operating Expenses                                                                     131.3         108.9       124.1
-----------------------------------------------------------------------                       ------        ------      ------
Total Noninterest Expenses                                                                     533.1         488.1       496.7
-----------------------------------------------------------------------                       ------        ------      ------
Income before Income Taxes                                                                     282.5         215.6       186.6
Provision for Income Taxes                                                                      90.5          67.7        56.5
-----------------------------------------------------------------------                       ------        ------      ------
Net Income                                                                                    $192.0        $147.9      $130.1
-----------------------------------------------------------------------                       ------        ------      ------
Dividends Paid to the Corporation                                                               80.0          89.0        48.0
-----------------------------------------------------------------------                       ------        ------      ------
------------------------------------------------------------------------------------------------------------------------------

Supplemental Item--Executive Officers of the Registrant

WILLIAM A. OSBORN

     Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. He held the title of President of the Corporation and the Bank from January 1994 through September 1995 and Chief Operating Officer from January 1994 through June 1995. He was a Senior Executive Vice President of the Corporation and the Bank from November 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1989. Mr. Osborn, 49, began his career with the Bank in 1970.

BARRY G. HASTINGS

     Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. He held the title of Vice Chairman of the Corporation and the Bank from January 1994 through June 1995. He was a Senior Executive Vice President of the Corporation and the Bank from November 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1990. Mr. Hastings, 49, began his career with the Corporation in 1974.

DAVID L. EDDY

     Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 60, joined the Bank in 1960.

JAMES J. MITCHELL

     Mr. Mitchell was appointed an Executive Vice President of the Bank in December 1987 and of the Corporation in October 1994, and is currently head of the Worldwide Operations and Technology business unit. Mr. Mitchell, 54, joined the Bank in 1964.

SHEILA A. PENROSE

     Ms. Penrose became an Executive Vice President of the Bank in November 1993 and of the Corporation in November 1994, and is currently head of the Corporate & Institutional Services business unit. From 1986 until 1993, she had been Senior Vice President of the Bank. Ms. Penrose, 51, began her career with the Corporation in 1977.

PERRY R. PERO

     Mr. Pero is Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He became a Senior Executive Vice President of the Corporation and the Bank in 1992 after serving as an Executive Vice President of the Corporation and the Bank since 1987. Mr. Pero, 57, joined the Bank in 1964.

PETER L. ROSSITER

     Mr. Rossiter was appointed General Counsel and Secretary of the Corporation and the Bank in April 1993. He joined the Corporation and the Bank in 1992 as an Executive Vice President and Associate General Counsel. Mr. Rossiter, 48, had been a partner in the law firm of Schiff Hardin & Waite from 1979 to 1992.

HARRY W. SHORT

     Mr. Short was appointed Senior Vice President and Controller of the Corporation and the Bank in October 1994. He joined the Corporation and the Bank in January 1990 and served as Senior Vice President and General Auditor. Mr. Short, 48, had been a partner in the accounting firm of KPMG Peat Marwick from 1982 to 1990.

JAMES M. SNYDER

     Mr. Snyder was appointed Executive Vice President of the Corporation and the Bank in November 1996 and is currently the Chief Investment Officer. He had been a Senior Vice President of the Bank from 1991 to 1996. Mr. Snyder, 50, joined the Bank in 1969.

MARK STEVENS

     Mr. Stevens was appointed an Executive Vice President of the Corporation and the Bank in February 1996, and at that time became head of the Personal Financial Services business unit. He served as Chief Executive Officer of Northern Trust Bank of Florida N.A., from 1987 to 1996. Mr. Stevens, 49, joined the Corporation in 1979.

WILLIAM S. TRUKENBROD

     Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently Chairman of the Credit Policy Committee. Previously, he served as head of the U.S. Corporate Group of Commercial Banking from 1987 to 1992. He had been a Senior Vice President of the Bank since 1980 and of the Corporation since 1992. Mr. Trukenbrod, 57, joined the Bank in 1962.

     There is no family relationship between any of the above executive officers and directors.

     The positions of Chairman of the Board, Chief Executive Officer, President and Vice Chairman are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. The other officers are appointed annually by the Board. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

Item 2-Properties

     The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 332,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 112,000 square feet of a building at 125 South Wacker Drive in Chicago for computer facilities, banking operations and personal banking services. Financial services are also provided by the Bank at fourteen other Chicago metropolitan area locations, five of which are owned and nine of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is leased by the Corporation under terms that qualify as a capital lease. Space for the Bank's London Branch, Edge Act subsidiary and The Northern Trust Company, Canada are leased.

     The Corporation's other subsidiaries operate from 49 locations, 10 of which are owned and 39 of which are leased. Detailed information regarding the addresses of all Northern Trust's locations can be found on pages 74 and 75 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference.

     The facilities which are owned or leased are suitable and adequate for business needs. For additional information relating to properties and lease commitments, refer to Note 8 titled "Buildings and Equipment" and Note 9 titled "Lease Commitments" on pages 45 and 46 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, which information is incorporated herein by reference.

Item 3-Legal Proceedings

     The information called for by this item is incorporated herein by reference to Note 18 titled "Contingent Liabilities" on page 52 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

Item 4-Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on pages 70 and 71 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

   Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 14 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 49 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

Item 6--Selected Financial Data

   The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 18 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 35 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

Item 8--Financial Statements and Supplementary Data

   The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated herein by reference.

                                                                                            1996
                                                                                        Annual Report
For Northern Trust Corporation and Subsidiaries:                                           Page(s)
-----------------------------------------------------------------------------------    --------------
Consolidated Balance Sheet--December 31, 1996 and 1995............................            36
Consolidated Statement of Income--Years Ended December 31, 1996, 1995 and 1994....            37
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December
31, 1996, 1995 and 1994...........................................................            38
Consolidated Statement of Cash Flows--Years Ended December 31, 1996, 1995 and
1994..............................................................................            39
-----------------------------------------------------------------------------------    --------------
For Northern Trust Corporation (Corporation Only)
-----------------------------------------------------------------------------------    --------------
Condensed Balance Sheet--December 31, 1996 and 1995...............................            62
Condensed Statement of Income--Years Ended December 31, 1996, 1995 and 1994.......            62
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December
31, 1996, 1995 and 1994...........................................................            38
Condensed Statement of Cash Flows--Years Ended December 31, 1996, 1995 and 1994...            63
-----------------------------------------------------------------------------------    --------------
Notes to Consolidated Financial Statements........................................          40-63
-----------------------------------------------------------------------------------    --------------
Report of Independent Public Accountants..........................................            64
-----------------------------------------------------------------------------------    --------------

   The section titled "Quarterly Financial Data" on pages 70 and 71 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated herein by reference.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10-Directors and Executive Officers of the Registrant

     The information called for by Item 10, relating to Directors and Nominees for election to the Board of Directors, is incorporated herein by reference to pages 2 through 5 of the Corporation's definitive 1997 Notice and Proxy Statement filed on March 10, 1997 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 1997. The information called for by Item 10 relating to Executive Officers is set forth in
Part I of this Annual Report on Form 10-K.

Item 11-Executive Compensation

     The information called for by this item is incorporated herein by reference to pages 8 and 9 and pages 10 through 17 of the Corporation's definitive 1997 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 1997.

Item 12-Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated herein by reference to pages 6 and 7 of the Corporation's definitive 1997 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 1997.

Item 13-Certain Relationships and Related Transactions

     The information called for by this item is incorporated herein by reference to page 9 of the Corporation's definitive 1997 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 1997.

--------------------------------------------------------------------------------

                                   PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)--
Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules


     The following financial information is set forth in Item 1 for informational purposes only:

          Financial Information of The Northern Trust Company (Bank Only):

            Unaudited Consolidated Balance Sheet--December 31, 1996 and 1995.

            Unaudited Consolidated Statement of Income--Years Ended December 31, 1996, 1995 and 1994.

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1996:

          Consolidated Financial Statements of Northern Trust Corporation and
     Subsidiaries:

            Consolidated Balance Sheet--December 31, 1996 and 1995.

            Consolidated Statement of Income--Years Ended December 31, 1996, 1995 and 1994.

            Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1996, 1995 and 1994.

            Consolidated Statement of Cash Flows--Years Ended December 31, 1996, 1995 and 1994.

     The following financial information is incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1996:

          Financial Statements of Northern Trust Corporation (Corporation):

            Condensed Balance Sheet--December 31, 1996 and 1995.

            Condensed Statement of Income--Years Ended December 31, 1996, 1995 and 1994.

            Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1996, 1995 and 1994.

            Condensed Statement of Cash Flows--Years Ended December 31, 1996, 1995 and 1994.

     The Notes to Consolidated Financial Statements as of December 31, 1996, incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1996, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

     The Report of Independent Public Accountants incorporated by reference into
Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1996 pertains to the consolidated financial statements and Corporation only information listed above.

     Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 14(a)3--Exhibits

     The exhibits listed on the Exhibit Index beginning on page 29 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 14(b)--Reports on Form 8-K

     In a report on Form 8-K dated October 16, 1996, Northern Trust incorporated by reference in Item 5 its October 15, 1996 press release, reporting on its earnings for the third quarter and nine months of 1996. The press release, with summary financial information, was filed pursuant to Item 7 of the Form 8-K.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     In a report on Form 8-K dated November 19, 1996, Northern Trust incorporated by reference in Item 5, its November 19, 1996 press release, reporting its Board of Directors had declared a 2-for-1 split of the common stock of the Corporation, to be effected December 9, 1996 by means of a 100% stock distribution. The Corporation also announced the declaration of a quarterly cash dividend on shares of its common stock outstanding after the split in the amount of 18 cents per share. The press release also reported that the Board of Directors had increased the Corporation's common stock buyback authorization by approximately 2.1 million shares, thus allowing the purchase in the future of up to an aggregate of 2.5 million shares of the Corporation's common stock (5 million shares post-split). The press release exhibit was filed pursuant to Item 7 of the Form 8-K.

--------------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 1997                                  Northern Trust Corporation
                                                              (Registrant)


                                              By        William A. Osborn
                                                 -------------------------------
                                                        William A. Osborn
                                                    Chairman of the Board and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                               Title
          ---------                               -----
     William A. Osborn
----------------------------              Chairman of the Board,
     William A. Osborn                      Chief Executive Officer and Director

     Perry R. Pero
----------------------------              Senior Executive Vice President
     Perry R. Pero                          and Chief Financial Officer

     Harry W. Short
----------------------------              Senior Vice President and Controller
     Harry W. Short                         (Chief Accounting Officer)


    Dolores E. Cross                    Director
    Robert S. Hamada                    Director
    Barry G. Hastings                   Director
    Robert A. Helman                    Director
    Arthur L. Kelly                     Director
    Robert D. Krebs                     Director
    William G. Mitchell                 Director
    Edward J. Mooney                    Director
    Harold B. Smith                     Director
    William D. Smithburg                Director
    Bide L. Thomas                      Director

                                                 By:      Peter L. Rossiter
                                                    ----------------------------
                                                          Peter L. Rossiter
                                                          Attorney-in-Fact




                                                            Date: March 14, 1997

                                EXHIBIT INDEX

        The following Exhibits are filed herewith or are incorporated herein by reference.

                                                            Exhibit Incorporated
                                                               By Reference to
                                                            Exhibit of Same Name
Exhibit                                                        in Prior Filing*
Number   Description                                          or Filed Herewith
-------  -------------------------------------------------   -------------------

 (3)     Articles of Incorporation and By-laws

         (i)   Amendment to Restated Certificate of
               Incorporation of Northern Trust
               Corporation..................................      Filed Herewith

         (ii)  Restated Certificate of Incorporation
               of Northern Trust Corporation as amended
               to date......................................      Filed Herewith

         (iii) Amendment to By-laws of the Corporation
               and By-laws as amended.......................            (9)

 (4)     Instruments Defining the Rights of Security Holders

         (i)   Form of The Northern Trust Company's Global
               Senior Bank Note (Fixed Rate)................            (1)

         (ii)  Form of The Northern Trust Company's Global
               Senior Bank Note (Floating Rate).............            (1)

         (iii) Form of The Northern Trust Company's Global
               Subordinated Medium-Term Bank Note
               (Fixed Rate).................................            (1)

         (iv)  Form of The Northern Trust Company's Global
               Subordinated Medium-Term Bank Note
               (Floating Rate)..............................            (1)

         (v)   Junior Subordinated Indenture, dated as of
               January 1, 1997, between Northern Trust
               Corporation and The First National Bank of
               Chicago, as Debenture Trustee................            (12)

(10)     Material Contracts

         (i)   Northern Trust Corporation Amended Incentive
               Stock Plan, as amended May 20, 1986 **.......            (2)

               (1) Amendment dated November 1, 1996.........            (11)

         (ii)  Long-Term Performance Stock Plan of Northern
               Trust Corporation, as amended April 19,
               1988 **......................................            (3)

         (iii) Lease dated July 1, 1988 between American
               National Bank & Trust Company of Chicago as
               Trustee under Trust Agreement dated
               February 12, 1986 and known as Trust No.
               66603 (Landlord) and Nortrust Realty Management,
               Inc. (Tenant)................................            (3)

         (iv)  Restated Northern Trust Employee Stock Ownership
               Plan, dated January 1, 1989 as amended to
               date.........................................            (11)

         (v)   Amended Trust Agreement between The Northern
               Trust Company and Citizens and Southern Trust
               Company (Georgia), N.A., (predecessor of
               NationsBank) dated January 26, 1989............          (11)

         (vi)  Form of Note Agreement dated January 26, 1989
               between ESOP Trust and each of the institutional
               lenders, with respect to the 8.23% Notes of the
               ESOP Trust...................................            (4)

                                      29

--------------------------------------------------------------------------------

          (vii)   Guaranty Agreement of Registrant with
                  respect to the 8.23% Notes of the ESOP
                  Trust, dated January 26, 1989.................        (4)

          (viii)  Share Acquisition Agreement between
                  Registrant and the ESOP Trust, dated
                  January 26, 1989..............................        (4)

          (ix)    Implementation Agreement dated June 26, 1996
                  between the Registrant, The Northern Trust
                  Company, the ESOP Trust and NationsBank
                  (South) N.A. as Trustee.......................       (10)

          (x)     Term Loan Agreement between the ESOP Trust
                  and the Registrant dated June 28, 1996........       (10)

          (xi)    Restated Trust Agreement dated June 18, 1996,
                  between The Northern Trust Company and Harris
                  Trust & Savings Bank regarding the Supplemental
                  Employee Stock Ownership Plan for Employees of
                  The Northern Trust Company, the Supplemental
                  Thrift-Incentive Plan for Employees of
                  The Northern Trust Company and the Supplemental
                  Pension Plan for Employees of The Northern Trust
                  Company**.....................................       (11)

          (xii)   Supplemental Employee Stock Ownership Plan for
                  Employees of The Northern Trust Company as
                  amended and restated as of April 30, 1996**...       (11)

          (xiii)  Supplemental Thrift-Incentive Plan for
                  Employees of The Northern Trust Company as
                  amended and restated as of April 30, 1996**...       (11)

          (xiv)   Supplemental Pension Plan for Employees of
                  The Northern Trust Company as amended and
                  restated as of April 30, 1996**...............       (11)

          (xv)    Rights Agreement, dated as of October 17, 1989,
                  between Northern Trust Corporation and Harris
                  Trust & Savings Bank..........................        (5)

          (xvi)   Amendments effective September 30, 1996 to
                  the Northern Trust Employee Stock Ownership
                  Plan for certain former employees of First
                  Chicago NBD Corporation.......................  Filed Herewith

          (xvii)  Lease dated August 27, 1985 between American
                  National Bank & Trust Company of Chicago as
                  Trustee under Trust Agreement dated April 5,
                  1990 and known as Trust No. 110513-07
                  (Landlord) and The Northern Trust Company
                  (Tenant), as amended..........................        (6)

                  (1) First Amendment to Agreement of Lease
                      dated August 15, 1986.....................        (8)

                  (2) Second Amendment to Agreement of Lease
                      dated August 6, 1987......................        (8)

                  (3) Third Amendment to Agreement of Lease
                      dated May 20, 1988........................        (8)

                  (4) Fourth Amendment to Agreement of Lease
                      dated May 1, 1990.........................        (8)

                  (5) Fifth Amendment to Agreement of Lease
                      dated January 12, 1995....................        (8)

                  (6) Sixth Amendment to Agreement of Lease
                      dated November 30, 1995...................        (8)

          (xviii) Lease dated July 8, 1987 between American
                  National Bank & Trust Company of Chicago as
                  Trustee under Trust Agreement dated July 12,
                  1984 and known as Trust No. 61523 (Landlord)
                  and The Northern Trust Company (Tenant),
                  as amended....................................        (6)

                  (1) First Amendment to Office Lease dated
                      October 20, 1987..........................  Filed Herewith

          (xix)   Amended 1992 Incentive Stock Plan**...........        (7)

                  (1) Amendment dated November 1, 1996..........       (11)

          (xx)    Northern Trust Corporation (1996) Management
                  Performance Plan**............................        (9)

          (xxi)   Northern Trust Corporation (1996) Annual
                  Performance Plan**............................        (9)

          (xxii)  Form of Employment Security Agreement dated
                  March 1, 1996 entered into between Northern
                  Trust Corporation and each of 7 executive
                  officers - as amended**.......................       (10)

          (xxiii) Form of Employment Security Agreement dated
                  May 21, 1996 entered into between Northern
                  Trust Corporation and each of 30 officers**...       (10)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

          (xxiv)  Form of Employment Security Agreement
                  dated May 21, 1996 entered into between
                  Northern Trust Corporation and each of
                  14 officers**.................................       (10)

          (xxv)   Amended and Restated Trust Agreement of
                  NTC Capital I, dated as of January 16,
                  1997, among Northern Trust Corporation,
                  as Depositor, The First National Bank of
                  Chicago, as Property Trustee, First
                  Chicago Delaware, Inc., as Delaware
                  Trustee, and the Administrative Trustees
                  named therein.................................       (12)

          (xxvi)  Guarantee Agreement, dated as of January
                  16, 1997, relating to NTC Capital I, by
                  and between Northern Trust Corporation, as
                  Guarantor, and The First National Bank of
                  Chicago, as Guarantee Trustee.................       (12)

(11)      Computation of Per Share Earnings.....................  Filed Herewith

(13)      1996 Annual Report to Stockholders....................  Filed Herewith

(21)      Subsidiaries of the Registrant........................  Filed Herewith

(23)      Consent of Independent Public Accountants.............  Filed Herewith

(24)      Powers of Attorney....................................  Filed Herewith

(27)      Financial Data Schedule...............................  Filed Herewith

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 *Prior Filings (File No. 0-5965, except as noted)

   (1)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

   (2)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1986

   (3)  Annual Report on Form 10-K for the year ended December 31, 1988

   (4)  Form 8-K dated January 26, 1989

   (5)  Form 8-A dated October 30, 1989

   (6)  Annual Report on Form 10-K for the year ended December 31, 1990

   (7)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

   (8)  Annual Report on Form 10-K for the year ended December 31, 1995

   (9)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1996

  (10)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

  (11)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

  (12)  Form 8-K dated January 16, 1997

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



--------------------------------------------------------------------------------
                                      32