Form 10-Q
period 1997-03-31
NORTHERN TRUST CORP
filed 1997-05-14
CIK 73124

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

                 For the Quarterly Period Ended March 31, 1997

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

                   111,496,349 Shares - $1.66 2/3 Par Value
            (Shares of Common Stock Outstanding on March 31, 1997)



================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                            NORTHERN TRUST CORPORATION

                                                                            March 31    December 31     March 31
                                                                           ---------    -----------    ---------
($ In Millions)                                                                 1997           1996         1996
-----------------------------------------------------------------------    ---------    -----------    ---------
Assets
Cash and Due from Banks                                                    $   948.6      $ 1,292.5    $ 1,125.7
Federal Funds Sold and Securities Purchased under Agreements to Resell       1,219.5        1,022.6        118.8
Time Deposits with Banks                                                     2,354.9        2,060.0      1,828.9
Other Interest-Bearing                                                          41.0          114.3         54.4
Securities
    Available for Sale                                                       5,328.8        4,311.7      5,590.5
    Held to Maturity (Fair value - $499.3 at March 1997, $518.9 at
      December 1996, $513.1 at March 1996)                                     481.7          498.4        489.9
    Trading Account                                                             13.7            4.8          6.9
-----------------------------------------------------------------------    ---------      ---------    ---------
Total Securities                                                             5,824.2        4,814.9      6,087.3
-----------------------------------------------------------------------    ---------      ---------    ---------
Loans and Leases
    Commercial and Other                                                     6,750.9        6,379.9      5,977.5
    Residential Mortgages                                                    4,666.4        4,557.5      4,048.1
-----------------------------------------------------------------------    ---------      ---------    ---------
Total Loans and Leases (Net of unearned income - $113.4 at March
  1997, $109.1 at December 1996, $89.6 at March 1996)                       11,417.3       10,937.4     10,025.6
-----------------------------------------------------------------------    ---------      ---------    ---------
Reserve for Credit Losses                                                     (148.3)        (148.3)      (147.2)
Buildings and Equipment                                                        291.7          291.5        287.9
Customers' Acceptance Liability                                                 45.7           44.7         28.9
Trust Security Settlement Receivables                                          323.0          362.3        215.8
Other Assets                                                                   914.2          816.4        675.6
-----------------------------------------------------------------------    ---------      ---------    ---------
Total Assets                                                               $23,231.8      $21,608.3    $20,301.7
-----------------------------------------------------------------------    ---------      ---------    ---------
Liabilities
Deposits
    Demand and Other Noninterest-Bearing                                   $ 3,951.8      $ 3,476.7    $ 2,609.8
    Savings and Money Market Deposits                                        3,597.9        3,880.1      3,598.4
    Savings Certificates                                                     2,003.8        2,056.3      2,077.9
    Other Time                                                                 683.9          462.7        451.2
    Foreign Offices - Demand                                                   415.6          410.7        309.2
                    - Time                                                   4,560.9        3,509.7      3,053.9
-----------------------------------------------------------------------    ---------      ---------    ---------
    Total Deposits                                                          15,213.9       13,796.2     12,100.4
Federal Funds Purchased                                                      1,197.7          653.0      2,715.2
Securities Sold Under Agreements to Repurchase                               1,685.4          966.1      1,911.5
Commercial Paper                                                               145.2          149.0        144.3
Other Borrowings                                                             1,943.1        3,142.1        914.8
Senior Notes                                                                   205.0          305.0        305.0
Long-Term Debt                                                                 576.3          427.8        336.1
Liability on Acceptances                                                        45.7           44.7         28.9
Other Liabilities                                                              626.3          580.3        376.9
-----------------------------------------------------------------------    ---------      ---------    ---------
    Total Liabilities                                                       21,638.6       20,064.2     18,833.1
-----------------------------------------------------------------------    ---------      ---------    ---------
Stockholders' Equity
Preferred Stock                                                                120.0          120.0        120.0
Common Stock, $1.66 2/3 Par Value; Authorized 140,000,000 shares at
  March 1997, December 1996 and March 1996; Outstanding 111,496,349 at
  March 1997, 111,247,732 at December 1996 and 56,648,044 at March 1996        189.9          189.9         95.0
Capital Surplus                                                                228.3          231.7        332.7
Retained Earnings                                                            1,160.6        1,110.2        971.7
Net Unrealized Gain (Loss) on Securities Available for Sale                       .2            1.6         (3.0)
Common Stock Issuable - Performance Plan                                        12.8           10.4         10.4
Deferred Compensation - ESOP and Other                                         (38.3)         (35.5)       (40.3)
Treasury Stock - (at cost, 2,464,413 shares at March 1997, 2,712,780
  shares at December 1996, and 331,535 shares at March 1996)                   (80.3)         (84.2)       (17.9)
-----------------------------------------------------------------------    ---------      ---------    ---------
    Total Stockholders' Equity                                               1,593.2        1,544.1      1,468.6
-----------------------------------------------------------------------    ---------      ---------    ---------
Total Liabilities and Stockholders' Equity                                 $23,231.8      $21,608.3    $20,301.7
-----------------------------------------------------------------------    ---------      ---------    ---------

CONSOLIDATED STATEMENT OF INCOME                                        NORTHERN TRUST CORPORATION

                                                                                       First Quarter
                                                                                      Ended March 31
                                                                               -----------------------------
($ In Millions Except Per Share Information)                                            1997           1996
--------------------------------------------------------------------           --------------   ------------
Interest Income
  Loans and Leases                                                                    $183.6         $163.9
  Securities
    Available For Sale                                                                  72.1           85.0
    Held to Maturity                                                                     7.9            8.4
    Trading Account                                                                       .1             .2
--------------------------------------------------------------------           --------------   ------------
  Total Securities                                                                      80.1           93.6
--------------------------------------------------------------------           --------------   ------------
  Time Deposits with Banks                                                              27.2           22.8
  Federal Funds Sold and Securities Purchased under Agreements to
    Resell and Other Interest-Bearing                                                    9.1            4.6
--------------------------------------------------------------------           --------------   ------------
Total Interest Income                                                                  300.0          284.9
--------------------------------------------------------------------           --------------   ------------
Interest Expense
  Deposits                                                                             114.2          111.5
  Federal Funds Purchased                                                               19.6           28.7
  Securities Sold under Agreements to Repurchase                                        21.7           26.1
  Commercial Paper                                                                       1.9            1.9
  Other Borrowings                                                                      22.9           12.8
  Senior Notes                                                                           3.7            4.1
  Long-Term Debt                                                                         9.9            6.4
--------------------------------------------------------------------           --------------   ------------
Total Interest Expense                                                                 193.9          191.5
--------------------------------------------------------------------           --------------   ------------
Net Interest Income                                                                    106.1           93.4
Provision for Credit Losses                                                               .5            5.0
--------------------------------------------------------------------           --------------   ------------
Net Interest Income after Provision for Credit Losses                                  105.6           88.4
--------------------------------------------------------------------           --------------   ------------
Noninterest Income
  Trust Fees                                                                           157.7          143.9
  Treasury Management Fees                                                              14.6           13.0
  Foreign Exchange Trading Profits                                                      20.4           12.5
  Security Commissions and Trading Income                                                5.9            6.3
  Other Operating Income                                                                 9.5           11.7
  Investment Security Gains                                                               .6             .3
--------------------------------------------------------------------           --------------   ------------
Total Noninterest Income                                                               208.7          187.7
--------------------------------------------------------------------           --------------   ------------
Income before Noninterest Expenses                                                     314.3          276.1
--------------------------------------------------------------------           --------------   ------------
Noninterest Expenses
  Salaries                                                                             101.4           87.7
  Pension and Other Employee Benefits                                                   21.1           20.4
  Occupancy Expense                                                                     16.1           15.1
  Equipment Expense                                                                     14.9           14.0
  Other Operating Expenses                                                              52.4           46.8
--------------------------------------------------------------------           --------------   ------------
Total Noninterest Expenses                                                             205.9          184.0
--------------------------------------------------------------------           --------------   ------------
Income before Income Taxes                                                             108.4           92.1
Provision for Income Taxes                                                              36.7           30.6
--------------------------------------------------------------------           --------------   ------------
Net Income                                                                            $ 71.7         $ 61.5
--------------------------------------------------------------------           --------------   ------------
Net Income Applicable to Common Stock                                                 $ 70.5         $ 60.2
--------------------------------------------------------------------           --------------   ------------
Net Income Per Common Share - Primary                                                 $  .62         $  .52
                            - Fully Diluted                                              .62            .52
--------------------------------------------------------------------           --------------   ------------
Average Number of Common Shares Outstanding - Primary                            114,649,493    114,981,874
                                            - Fully Diluted                      114,651,448    115,844,820
--------------------------------------------------------------------           --------------   ------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                   NORTHERN TRUST CORPORATION

                                                                                   First Quarter
                                                                                  Ended March 31
                                                                             ------------------------
(In Millions)                                                                     1997       1996
----------------------------------------------------------------------------------------- -----------
Preferred Stock
Balance at January 1                                                            $  120.0   $  170.0
Conversion of Preferred Stock, Series E                                                -      (50.0)
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                120.0      120.0
----------------------------------------------------------------------------------------- -----------
Common Stock
Balance at January 1                                                               189.9       93.6
Conversion of Preferred Stock, Series E                                                -        1.4
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                189.9       95.0
----------------------------------------------------------------------------------------- -----------
Capital Surplus
Balance at January 1                                                               231.7      306.1
Stock Issued - Incentive Plan and Awards                                            (3.4)      (2.6)
Conversion of Preferred Stock, Series E                                                -       29.2
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                228.3      332.7
----------------------------------------------------------------------------------------- -----------
Retained Earnings
Balance at January 1                                                             1,110.2      928.8
Net Income                                                                          71.7       61.5
Dividend Declared - Common Stock                                                   (20.1)     (17.6)
Dividends Declared - Preferred Stock                                                (1.2)      (1.0)
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                              1,160.6      971.7
----------------------------------------------------------------------------------------- -----------
Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1                                                                 1.6        2.6
Unrealized Loss, net                                                                (1.4)      (5.6)
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                   .2       (3.0)
----------------------------------------------------------------------------------------- -----------
Common Stock Issuable - Performance Plan
Balance at January 1                                                                10.4       14.7
Stock Issuable, net of Stock Issued                                                  2.4       (4.3)
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                 12.8       10.4
----------------------------------------------------------------------------------------- -----------
Deferred Compensation - ESOP and Other
Balance at January 1                                                               (35.5)     (39.4)
Compensation Deferred                                                               (3.9)      (1.8)
Compensation Amortized                                                               1.1         .9
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                (38.3)     (40.3)
----------------------------------------------------------------------------------------- -----------
Treasury Stock
Balance at January 1                                                               (84.2)     (23.8)
Stock Options and Awards                                                            21.8       17.2
Stock Purchased                                                                    (17.9)     (30.5)
Conversion of Preferred Stock, Series E                                                -       19.2
----------------------------------------------------------------------------------------- -----------
Balance at March 31                                                                (80.3)     (17.9)
----------------------------------------------------------------------------------------- -----------
Total Stockholders' Equity at March 31                                          $1,593.2   $1,468.6
----------------------------------------------------------------------------------------- -----------


CONSOLIDATED STATEMENT OF CASH FLOWS                                     Northern Trust Corporation

                                                                                                    First Quarter
                                                                                                    Ended March 31
                                                                                               ------------------------
(In Millions)                                                                                          1997        1996
------------------------------------------------------------------------------------------------  ---------   ---------
Cash Flows from Operating Activities:
Net Income                                                                                       $    71.7   $    61.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                         .5         5.0
    Depreciation on Buildings and Equipment                                                           12.3        11.8
    (Increase) Decrease in Interest Receivable                                                         6.7        (2.7)
    Decrease in Interest Payable                                                                      (1.7)        (.7)
    Amortization and Accretion of Securities and Unearned Income                                     (38.6)      (29.7)
    Amortization of Software, Goodwill and Other Intangibles                                          11.7        11.0
    Net (Increase) Decrease in Trading Account Securities                                             (8.9)       82.0
    Other Noncash, net                                                                               (51.9)      (22.9)
------------------------------------------------------------------------------------------------  ---------   ---------
    Net Cash Provided by Operating Activities                                                          1.8       115.3
------------------------------------------------------------------------------------------------  ---------   ---------
Cash Flows from Investing Activities:
    Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under
      Agreements to Resell                                                                          (196.9)       43.3
    Net Increase in Time Deposits with Banks                                                        (294.9)     (261.3)
    Net Decrease in Other Money Market Assets                                                         73.3          .1
    Purchases of Securities-Held to Maturity                                                         (46.2)      (62.7)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                              64.6       108.5
    Purchases of Securities-Available for Sale                                                    (2,256.8)   (7,198.0)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                   1,275.4     6,754.9
    Net Increase in Loans and Leases                                                                (486.3)     (125.4)
    Purchases of Buildings and Equipment                                                             (12.5)      (16.7)
    Net Decrease in Trust Security Settlement Receivables                                             39.3       111.3
    Other, net                                                                                        (2.0)      (13.2)
------------------------------------------------------------------------------------------------  ---------   ---------
    Net Cash Used in Investing Activities                                                         (1,843.0)     (659.2)
------------------------------------------------------------------------------------------------  ---------   ---------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                                            1,417.7      (387.7)
    Net Increase in Federal Funds Purchased                                                          544.7       415.1
    Net Increase in Securities Sold under Agreements to Repurchase                                   719.3        52.8
    Net Decrease in Commercial Paper                                                                  (3.8)       (2.4)
    Net Increase (Decrease) in Short-Term Other Borrowings                                        (1,203.3)      135.3
    Proceeds from Term Federal Funds Purchased                                                       254.2       902.4
    Repayments of Term Federal Funds Purchased                                                      (249.9)     (998.8)
    Proceeds from Senior Notes & Long-Term Debt                                                      250.0       700.0
    Repayments of Senior Notes & Long-Term Debt                                                     (201.5)     (412.0)
    Treasury Stock Purchased                                                                         (15.0)      (29.2)
    Net Proceeds from Stock Options                                                                    3.5         2.1
    Cash Dividends Paid on Common and Preferred Stock                                                (21.3)      (18.4)
    Other, net                                                                                         2.7         1.5
------------------------------------------------------------------------------------------------  ---------   ---------
    Net Cash Provided by Financing Activities                                                      1,497.3       360.7
------------------------------------------------------------------------------------------------  ---------   ---------
    Decrease in Cash and Due from Banks                                                             (343.9)     (183.2)
    Cash and Due from Banks at Beginning of Year                                                   1,292.5     1,308.9
------------------------------------------------------------------------------------------------  ---------   ---------
Cash and Due from Banks at March 31                                                              $   948.6   $ 1,125.7
------------------------------------------------------------------------------------------------  ---------   ---------
Schedule of Noncash Investing and Financing Activities:
    Conversion of Preferred Stock, Series E to Common Stock                                      $     --    $    49.7
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings                                $   195.6   $   192.2
    Income Taxes Received                                                                             (3.1)       (1.9)
------------------------------------------------------------------------------------------------  ---------   ---------

                                       5

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1997 and 1996 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting principles, refer to the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

Per share data and average shares outstanding for 1996 have been restated to give effect to the two-for-one stock split effected by means of a 100% stock distribution on December 9, 1996.


2.    Securities  -  The following table summarizes the book and fair values of securities:

                                    March 31, 1997    December 31, 1996     March 31, 1996
                                ------------------------------------------------------------
                                    Book      Fair      Book      Fair      Book      Fair
(In Millions)                      Value     Value     Value     Value     Value     Value
--------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government               $   68.2  $   68.1  $   73.4  $   73.5  $   93.4  $   93.3
    Obligations of States and
        Political Subdivisions       303.6     321.3     315.9     336.3     348.9     372.2
    Federal Agency                    18.2      18.2      18.2      18.2      18.2      18.2
    Other                             91.7      91.7      90.9      90.9      29.4      29.4
--------------------------------------------------------------------------------------------
Subtotal                             481.7     499.3     498.4     518.9     489.9     513.1
--------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                  841.0     841.0     906.7     906.7   2,160.5   2,160.5
    Obligations of States and
        Political Subdivisions       115.9     115.9     117.0     117.0      73.2      73.2
    Federal Agency                 4,255.8   4,255.8   3,096.9   3,096.9   3,167.6   3,167.6
    Preferred Stock                   74.8      74.8     139.4     139.4     112.4     112.4
    Other                             41.3      41.3      51.7      51.7      76.8      76.8
--------------------------------------------------------------------------------------------
Subtotal                           5,328.8   5,328.8   4,311.7   4,311.7   5,590.5   5,590.5
--------------------------------------------------------------------------------------------
Trading Account                       13.7      13.7       4.8       4.8       6.9       6.9
--------------------------------------------------------------------------------------------
Total Securities                  $5,824.2  $5,841.8  $4,814.9  $4,835.4  $6,087.3  $6,110.5
--------------------------------------------------------------------------------------------


Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                         March 31, 1997
-------------------------------------------------------------------------------------------------
                                                                   Gross Unrealized
                                                     Book         ------------------       Fair
(In Millions)                                        Value         Gains     Losses       Value
-------------------------------------------------------------------------------------------------
U.S. Government                                     $ 68.2         $   -       $.1        $ 68.1
Obligations of States and Political                  303.6          17.8        .1         321.3
 Subdivisions
Federal Agency                                        18.2            .1        .1          18.2
Other                                                 91.7             -         -          91.7
-------------------------------------------------------------------------------------------------
Total                                               $481.7         $17.9       $.3        $499.3
-------------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                       March 31, 1997
-------------------------------------------------------------------------------------------------
                                                                   Gross Unrealized
                                                   Amortized       ----------------        Fair
(In Millions)                                         Cost         Gains     Losses       Value
-------------------------------------------------------------------------------------------------
U.S. Government                                     $  843.4        $ .2       $2.6      $  841.0
Obligations of States and Political Subdivisions       114.5         2.4        1.0         115.9
Federal Agency                                       4,255.7         1.8        1.7       4,255.8
Preferred Stock                                         74.9           -         .1          74.8
Other                                                   42.5           -        1.2          41.3
-------------------------------------------------------------------------------------------------
Total                                               $5,331.0        $4.4       $6.6      $5,328.8
-------------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $4.5 million and $2.0 million, respectively, as of March 31, 1997. Unrealized gains on these hedges are reported as other assets in the consolidated balance sheet; unrealized losses are reported as other liabilities. As of March 31, 1997, stockholders' equity included a credit of $.2 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $5.3 billion on March 31, 1997, $5.5 billion on December 31, 1996 and $4.4 billion on March 31, 1996.


4. Contingent Liabilities - Standby letters of credit outstanding were $1.3 billion on March 31, 1997, $1.3 billion on December 31, 1996 and $1.1 billion on March 31, 1996.

5. Loans and Leases - The following table summarizes amounts outstanding in selected loan categories:


(In Millions)                    March 31, 1997    December 31, 1996    March 31, 1996
--------------------------------------------------------------------------------------
Domestic
  Residential Real Estate             $ 4,666.4            $ 4,557.5         $ 4,048.1
  Commercial and Industrial             3,335.3              3,161.4           3,052.1
  Broker                                  395.0                389.1             383.3
  Commercial Real Estate                  592.9                557.7             537.0
  Consumer                                972.5                989.8             748.1
  Other                                   744.0                632.1             560.7
  Lease Financing                         267.6                267.8             198.9
--------------------------------------------------------------------------------------
Total Domestic                         10,973.7             10,555.4           9,528.2
International                             443.6                382.0             497.4
--------------------------------------------------------------------------------------
Total Loans and Leases                $11,417.3            $10,937.4         $10,025.6
--------------------------------------------------------------------------------------

At March 31, 1997, other domestic and international loans include $883.4 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $765.3 million at December 31, 1996 and $612.3 million at March 31, 1996.

At March 31, 1997, nonperforming loans totaled $21.7 million. Included in this amount were loans with a recorded investment of $19.8 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $16.9 million had no portion of the reserve for credit losses allocated to them, while $2.9 million had an allocated reserve of $.2 million. For the first quarter of 1997, the total recorded investment in impaired loans averaged $19.7 million. Total interest income recorded on impaired loans for the quarter ended March 31, 1997 was $96 thousand, recognized principally on the cash-basis method of accounting.

At March 31, 1996, nonperforming loans totaled $30.6 million and included $27.6 million of impaired loans. Of these impaired loans, $16.0 million had no reserve allocation while $11.6 million had an allocated reserve of $3.8 million. Impaired loans for the first quarter of 1996 averaged $24.4 million with $53 thousand of interest income recognized principally on the cash-basis method of accounting.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:


                                                               First Quarter
                                                               Ended March 31
                                                            ------------------
(In Millions)                                                  1997     1996
------------------------------------------------------------------------------
Balance at Beginning of Period                                $148.3   $147.1
Charge-Offs
  Commercial Real Estate                                           -     (2.0)
  Other                                                         (2.2)    (3.5)
  International                                                    -      (.2)
------------------------------------------------------------------------------
 Total Charge-Offs                                              (2.2)    (5.7)
------------------------------------------------------------------------------
 Recoveries                                                      1.7       .8
------------------------------------------------------------------------------
Net Charge-Offs                                                  (.5)    (4.9)
Provision for Credit Losses                                       .5      5.0
------------------------------------------------------------------------------
Balance at End of Period                                      $148.3   $147.2
------------------------------------------------------------------------------

7. Floating Rate Capital Securities - On January 16, 1997, the Corporation issued $150 million of Floating Rate Capital Securities, Series A, through a wholly owned statutory business trust. The securities, which qualify as Tier 1 capital for regulatory purposes, were issued at a discount to yield 60.5 basis points above the three-month London Interbank Offered Rate (LIBOR) and have a stated maturity date of January 15, 2027.

On April 25, 1997, the Corporation issued, through a separate wholly-owned statutory business trust, $120 million of Floating Rate Capital Securities, Series B, which also qualify as Tier 1 capital. These securities were issued at a discount to yield 67.9 basis points above the three-month LIBOR and have a stated maturity date of April 15, 2027.


8. Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This new statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. This approach differs from the current methodology for calculating primary net income per share which also considers common stock equivalents, such as stock options and stock awards. SFAS No. 128 also requires the presentation of diluted EPS, which is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. It requires the restatement of all prior period EPS data presented.

The following data, which is presented for comparative purposes only, shows the pro forma effect on EPS of adopting SFAS No. 128:

                                                First Quarter Ended
                                                      March 31
                                              -----------------------
                                                  1997       1996
     ----------------------------------------------------------------
     Earnings Per Share (as reported)
       Primary                                    $.62       $.52
       Fully Diluted                               .62        .52
     ----------------------------------------------------------------
     Pro Forma Earnings Per Share
     (computed according to SFAS No. 128)
       Basic                                      $.64       $.54
       Diluted                                     .62        .52
     ----------------------------------------------------------------

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER EARNINGS HIGHLIGHTS

Net income per common share on a fully diluted basis increased 19% to a record $.62 for the first quarter, up from $.52 earned a year ago. Net income increased 17% to a record $71.7 million from the $61.5 million earned in the first quarter of last year. This earnings performance produced an annualized return on average common equity of 19.91% versus 18.35% reported last year, and an annualized return on average assets of 1.30% versus 1.19% in 1996. Total revenues on a taxable equivalent basis in the quarter increased 11% to $322.8 million with double-digit growth in trust fees, net interest income, foreign exchange and treasury management fees, while noninterest expenses increased 12%.

These results exceeded Northern Trust's goal of an annualized return on common equity in the 18-20% range and a year-over-year increase in earnings per share of 10%. They also produced a 157% productivity ratio, exceeding Northern Trust's 150% goal for this ratio which divides total taxable equivalent revenue by non-interest expenses. At the April 15, 1997 annual meeting of stockholders, Northern Trust announced a new productivity goal of 160% for future periods.

NONINTEREST INCOME

Noninterest income increased 11% and totaled $208.7 million for the quarter, accounting for 65% of total taxable equivalent revenue. Trust fees of $157.7 million increased 10% or $13.8 million over the like period of 1996, and represent 76% of noninterest income and 49% of total taxable equivalent revenue. This fee growth was driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration at March 31, 1997 increased 27% and totaled $815.9 billion compared to $641.2 billion a year ago.

Trust fees from Personal Financial Services (PFS) increased 12% from the prior year level of $71.1 million and totaled $79.3 million for the first quarter, reflecting strong growth throughout Northern Trust's five-state network of PFS offices. PFS trust fee growth resulted primarily from new business, with the ratio of new business to lost or terminated business continuing to exceed the Corporation's 4:1 goal, and from higher market values of the assets administered. The PFS Wealth Management Group, which administers significant family asset pools nationwide, also had excellent performance with trust fees increasing 30% to $7.0 million. During the first quarter of 1997, Northern Trust expanded its California presence by opening new offices at Montecito, in Santa Barbara County, and La Jolla, in San Diego County, bringing to eight the total number of offices in this attractive market.

Also during the quarter, Northern Trust Bank of Florida opened a Tampa location, its twenty-third office in that state. With the addition of these offices, Northern Trust's national network of PFS offices includes 60 locations in Illinois, Florida, California, Arizona, and Texas, up from 52 locations at March 31, 1996. Trust fees generated from the four states outside of Illinois now comprise approximately one-half of total PFS trust fees. Total personal trust assets under administration increased $13.1 billion from the prior year and totaled $87.2 billion at March 31, 1997, with $51.6 billion under management.

A significant portion of PFS growth over the last few years has come from its expansion into attractive markets within its five-state network. Over the next 10 years, Northern Trust will seek to continue this expansion and also to expand into markets with promising demographics in other states. The goal is to build the PFS national network to approximately 100 offices in as many as 15 states where approximately 40% of all U.S. households with at least $1 million in investable assets are located.

Trust fees from Corporate and Institutional Services (C&IS) increased $5.6 million to $78.4 million. These fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the first quarter fee growth. The increase in custody fees reflects net new business moderated by the effect of changing pricing structures for client relationships which focus on total client revenues. These client relationships increasingly involve services such as foreign exchange which generate revenue not reflected in trust fees. Approximately two-thirds of net new C&IS annualized trust fees sold in the quarter came from new clients, reflecting continuing industry consolidation. Fees were particularly strong in securities lending and investment management-related activities. Driven by higher volume, securities lending fees increased 18% from the prior year's first quarter to $14.3 million. Revenue growth from investment management services, which includes services provided by Northern Trust Global Advisors, Inc., was also very strong in the quarter, representing 40% of the increase in C&IS trust fees. C&IS trust assets under administration grew 28% or $161.6 billion over last year and now total $728.7 billion, of which $84.7 billion is managed by Northern Trust.

Foreign exchange trading profits increased 64% to $20.4 million, setting a new quarterly record, up from $12.5 million in the year-ago quarter. Foreign exchange trading profits were positively impacted by the higher level of market volatility in the quarter, and continued to benefit from the cross-border investment activity of Master Trust/Custody clients.

Fees generated from treasury management services were $14.6 million, also a new high, up 12% from the comparable quarter last year. Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 9% from the first quarter of 1996 to $22.4 million, reflecting higher transaction volumes from existing clients in addition to continued growth in new business. The growth was spread across both electronic- and paper-based products.

Security commissions and trading income totaled $5.9 million compared with $6.3 million reported in the first quarter of 1996. The decrease was due primarily to lower commission revenues at Northern Futures Corporation.

Other operating income primarily includes loan, letter of credit and deposit-related service fees, which totaled $9.5 million for the quarter compared with $11.7 million in the prior year. The decrease from the prior year was due primarily to the elimination of float-related compensation resulting from the Depository Trust Company's first quarter 1996 conversion to a same-day settlement basis for security transactions. In addition, lower balances held at global subcustodians resulted in a reduction in compensation received from these entities. The lower balances reflect a more aggressive approach to investing these funds in money market assets with the related benefit recognized in net interest income.

NET INTEREST INCOME

Net interest income for the first quarter totaled a record $106.1 million, 14% higher than the $93.4 million reported in the first quarter of 1996. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the first quarter was $114.1 million, up 12% from the $102.0 million reported in 1996. The increase in net interest income reflects higher levels of earning assets, growth in noninterest-related funds, and an improvement in the net interest margin to 2.33% from 2.21% reported in last year's first quarter.

Earning assets for the first quarter averaged $19.9 billion, up 7% from the $18.6 billion average for the first quarter of 1996. The $1.3 billion growth in average earning assets was concentrated entirely in the loan portfolio which increased 14% to average $11.1 billion. Securities declined $874 million on average but the decline was offset by an $829 million increase in short-term money market assets.

The loan growth was concentrated primarily in the domestic portfolio. Residential mortgages accounted for slightly more than one-half of the domestic growth, increasing 17% to average $4.6 billion and comprise 41% of the total loan portfolio.

Commercial and industrial loans averaged $3.3 billion during the first quarter compared to $3.1 billion in the prior year quarter. The securities portfolio declined 13% to average $5.9 billion as short-term U.S. Government securities either matured or were sold. Money market assets increased 40% and averaged $2.9 billion in the quarter principally driven by a higher level of foreign office time deposits resulting from growth in global custody activities.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $10.7 billion, up $793 million from the first quarter of 1996. This growth came principally from foreign office time deposits (up $504 million) and savings and money market deposits (up $374 million),
partially offset   by a decline in savings certificates.  The increase in
foreign office time deposits resulted primarily from greater global custody activity concentrated in the Cayman Islands Branch. The modest growth in other interest-related funds resulted from the issuance of the $150 million of Floating Rate Capital Securities during the quarter. These funds are classified on the balance sheet as Long-Term Debt. Noninterest-related funds increased 15% to average $3.2 billion, due to strong demand deposit growth and a $117 million increase in common stockholders' equity resulting from growth in retained earnings.

The net interest margin increased from 2.21% in last year's first quarter to 2.33% in the current quarter, due primarily to the 14% increase in average loan volume, lower funding costs for interest-related funds and the growth in noninterest-related funding sources.

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $.5 million was down from $5.0 million reported in the first quarter of 1996. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.

NONINTEREST EXPENSES

Noninterest expenses totaled $205.9 million for the quarter, up $21.9 million or 12% from the year-ago quarter, which had been favorably affected by a number of baseline cost reductions implemented throughout 1995. The expense growth resulted primarily from continuing investments in technology, PFS office expansion, the opening of a Singapore office, the expansion of the global custody network and the costs associated with the growth in trust assets under administration.

Salaries and benefits, which represent 59% of total noninterest expenses, increased to $122.5 million from $108.1 million in the year-ago quarter. The principal items contributing to the increase were staff additions required to support growth initiatives, new office expansion and record volumes of new business generated by both PFS and C&IS in 1996. Also contributing to the increase over the prior year was higher incentive compensation expense resulting from the impact of Northern Trust Corporation's higher common stock price as well as new business development and investment management performance. Staff on a full-time equivalent basis at March 31, 1997 totaled 7,081, up from 6,933 at the end of 1996 and 6,536 at March 31, 1996.

Net occupancy expense totaled $16.1 million, up 7% from $15.1 million in the first quarter of 1996, due in large part to the opening of eight additional private banking and trust offices over the past twelve months, as well as the opening of a new Singapore office. The principal components of the increase were higher rental costs and real estate tax expense.

Equipment expense, which includes depreciation, rental and maintenance costs, totaled $14.9 million, up $.9 million or 6% from the first quarter of 1996. The principal components of the increase were higher levels of computer equipment depreciation, maintenance of hardware and equipment, and rental expense.

Other operating expenses in the quarter totaled $52.4 million compared to $46.8 million last year. The increase in the 1997 expense level was primarily the result of continued investment in technology, expansion of the personal trust and banking office network, and higher operating expenses necessary to support business growth. The expense categories affected were computer software amortization, technical and consulting services, employee hiring and relocation costs, business promotional expenses, and costs associated with processing errors and various legal claims.

The components of other operating expenses were as follows:

                                                 First Quarter
                                                Ended March 31
                                        -----------------------------
(In Millions)                               1997            1996
---------------------------------------------------------------------
Business Development                       $ 7.0           $ 6.0
Purchased Professional Services             17.6            16.8
Telecommunications                           3.0             2.7
Postage and Supplies                         5.7             5.8
Software Amortization                        9.3             8.6
Goodwill and Other Intangibles               2.4             2.4
 Amortization
Other Expense                                7.4             4.5
---------------------------------------------------------------------
Total Other Operating Expenses             $52.4           $46.8
---------------------------------------------------------------------

Technology initiatives have been and are expected to be critical to Northern Trust's success. For the years 1994 through 1996, Northern Trust spent approximately $400 million on technology, as measured by the sum of capital expenditures in the period for hardware and software, staff expense for software development and maintenance, and other technology-related expenses.
Expenditures for the years 1997 through 1999, on the same basis, are expected to be approximately $500 million.

Northern Trust has completed an analysis of the work necessary to assure that its mainframe and centrally controlled systems are able to deal with the advent of the year 2000. Expenses for diagnosis and reprogramming in this area are estimated at $15-20 million, and this portion of the work is expected to be completed by year-end 1998. This estimate includes the anticipated costs of testing all changes except where the testing of other scheduled development is being leveraged to do year 2000 integrity testing. There will be some additional expenses related to assuring that desktop and other noncentrally controlled systems are year 2000 compliant and in reviewing various vendor systems for compliance.

PROVISION FOR INCOME TAXES

The provision for income taxes was $36.7 million for the first quarter compared with $30.6 million in the year-ago quarter. The higher tax provision in 1997 resulted from the growth in taxable earnings for both federal and state income tax purposes and a decline in tax-exempt income from the prior year. The effective tax rate was 34% for 1997 versus 33% in 1996.

BALANCE SHEET

Total assets at March 31, 1997 were $23.2 billion and averaged $22.4 billion for the first quarter, up 7% from last year's average of $20.9 billion. Due to increased lending activity, loans and leases grew to $11.4 billion at March 31, 1997, and averaged $11.1 billion for the quarter. This compares with $10.0 billion in total loans at March 31, 1996 and $9.8 billion on average for the first quarter of last year.

Driven by continued strong earnings growth, offset in part by Northern Trust's stock buyback program, common stockholders' equity increased 9% to average $1.4 billion for the quarter versus $1.3 billion last year. Total stockholders' equity averaged $1.6 billion compared with $1.5 billion in 1996.

During the quarter, the Corporation acquired a total of 445,374 common shares at a total cost of $17.9 million pursuant to the share buyback program authorized by the Board of Directors. This leaves an additional 4.2 million shares remaining to be acquired under this program.

Northern Trust's risk-based capital ratios were strengthened by the issuance of $150 million of Floating Rate Capital Securities, Series A, which qualify as Tier 1 capital for risk-based capital purposes. The securities were issued at a discount to yield 60.5 basis points above the three-month London Interbank Offered Rate (LIBOR). Tier 1 and total capital ratios were 9.1% and 12.6%, respectively, at March 31, 1997. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 6.9% at March 31, 1997, also exceeded the regulatory requirement of 3%.

In April, 1997, the Corporation issued $120 million of Floating Rate Capital Securities, Series B, which also qualify as Tier 1 capital. The securities were issued at a discount to yield 67.9 basis points above the three-month LIBOR.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at March 31, 1997 totaled $23.9 million, compared with $21.4 million at December 31, 1996 and $32.1 million at March 31, 1996. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $19.1 million, or .17% of total domestic loans and leases at March 31, 1997. At December 31, 1996 and March 31, 1996, domestic nonaccrual loans and leases totaled $16.9 million and $27.9 million, respectively.

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

                                          March 31  December 31  March 31
                                        ---------------------------------
(In Millions)                               1997       1996        1996
-------------------------------------------------------------------------
Nonaccrual Loans and Leases
   Domestic
      Residential Real Estate                $ 5.3        $ 3.2     $ 1.8
      Commercial                               6.0          2.2       9.4
      Commercial Real Estate                   7.6         11.3      16.3
      Consumer                                  .2           .2        .4
-------------------------------------------------------------------------
   Total Domestic                             19.1         16.9      27.9
   International                                 -            -         -
-------------------------------------------------------------------------
Total Nonaccrual Loans and Leases             19.1         16.9      27.9
Restructured Loans                             2.6          2.6       2.7
Other Real Estate Owned                        2.2          1.9       1.5
-------------------------------------------------------------------------
Total Nonperforming Assets                   $23.9        $21.4     $32.1
-------------------------------------------------------------------------
Total 90 Day Past Due Loans (still
 accruing)                                   $28.1        $15.2     $36.9
-------------------------------------------------------------------------

Provision and Reserve for Credit Losses. The provision for credit losses is the charge against current earnings that is determined by management through a disciplined credit review process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. While the largest portion of this reserve is intended to cover loan and lease losses, it is considered a general reserve that is available to cover all credit-related exposures.

The 1997 first quarter provision for credit losses was $.5 million, compared with $5.0 million in the first quarter of 1996. Net charge-offs totaled $.5 million in the first quarter of 1997, versus $4.9 million last year. The reserve for credit losses was $148.3 million or 1.30% of outstanding loans at March 31, 1997. This compares with $148.3 million or 1.36% of outstanding loans at December 31, 1996 and $147.2 million or 1.47% of outstanding loans at March 31, 1996. The lower reserve to outstanding loans ratio at March 31, 1997 is attributable to loan growth, a significant portion of which is in low-risk residential mortgage lending.

The overall credit quality of the domestic portfolio has remained good as evidenced by the low level of nonperforming loans and net charge-offs. Management's assessment of the current U.S. economy and the financial condition of certain clients facing financial difficulties together with the types of loans creating portfolio growth were primary factors impacting management's decision to maintain the reserve for credit losses at $148.3 million at March 31, 1997, unchanged from December 31, 1996.


FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, PFS expansion plans, anticipated technology expenses and year 2000-related expenses. These statements speak of Northern Trust's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

 . The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate exposure and credit risk.

 . Regulatory developments in the U.S. and other countries where Northern Trust has significant business.

 . Changes in the nature of Northern Trust's competition, resulting from industry consolidation, regulatory change and other factors, as well as actions taken by particular competitors.

 . Northern Trust's success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time.

 . Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff in order to deal with increasing volume and complexity in many of its businesses.

 . The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

 . Changes in tax laws or other legislation that could affect Northern Trust's personal and institutional asset administration businesses.

 . Changes in U.S. and worldwide securities markets, with respect to the market values of financial assets and the level of volatility in certain markets such as foreign exchange.

Some of these uncertainties that may affect future results are discussed in more detail in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations captioned "Risk Management" in the 1996 Annual Report to Stockholders (pp. 27-34) and in the sections of "Item 1 - Business" of the 1996 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 6-9). All forward looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update any forward looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME          NORTHERN TRUST CORPORATION


                                                                                 First Quarter
                                                        --------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                     1997                                  1996
                                                        -----------------------------------  -------------------------------------
($ in Millions)                                          Interest     Volume        Rate      Interest      Volume        Rate
------------------------------------------------------- ---------- ------------- ----------  -----------  -----------  -----------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements               $  8.5     $   639.6     5.41%        $  3.8     $   267.1     5.66%
    Time Deposits with Banks                                 27.2       2,215.5     4.99           22.8       1,745.3     5.26
    Other                                                      .6          40.0     5.67             .8          53.5     6.06
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Total Money Market Assets                                    36.3       2,895.1     5.09           27.4       2,065.9     5.33
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Securities
    U.S. Government                                          13.3         931.1     5.80           29.6       2,084.5     5.71
    Obligations of States and Political Subdivisions         10.0         420.7     9.52           10.5         422.1     9.99
    Federal Agency                                           59.6       4,260.5     5.67           57.2       3,956.5     5.81
    Other                                                     3.7         241.7     6.19            3.9         262.3     6.02
    Trading Account                                            .1           7.1     7.29             .2           9.5     7.25
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Total Securities                                             86.7       5,861.1     5.99          101.4       6,734.9     6.05
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Loans and Leases                                            185.0      11,120.5     6.75          164.7       9,777.3     6.78
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Total Earning Assets                                       $308.0     $19,876.7     6.28%        $293.5     $18,578.1     6.35%
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Average Source of Funds
Deposits
    Savings and Money Market Deposits                      $ 30.7     $ 3,951.4     3.15%        $ 28.1     $ 3,577.7     3.16%
    Savings Certificates                                     28.4       2,021.8     5.70           30.9       2,110.1     5.89
    Other Time                                                8.1         614.6     5.35            8.4         611.4     5.53
    Foreign Offices Time                                     47.0       4,081.9     4.67           44.1       3,577.4     4.96
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Total Deposits                                              114.2      10,669.7     4.34          111.5       9,876.6     4.54
Federal Funds Purchased                                      19.6       1,517.4     5.24           28.7       2,143.3     5.39
Repurchase Agreements                                        21.7       1,681.5     5.24           26.1       1,977.1     5.31
Commercial Paper                                              1.9         145.7     5.40            1.9         143.8     5.45
Other Borrowings                                             22.9       1,808.7     5.13           12.8         978.2     5.25
Senior Notes                                                  3.7         265.0     5.54            4.1         314.4     5.25
Long-Term Debt                                                9.9         551.6     7.18            6.4         334.8     7.68
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Total Interest-Related Funds                                193.9      16,639.6     4.72          191.5      15,768.2     4.88
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Interest Rate Spread                                            -             -     1.56%             -             -     1.47%
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Noninterest-Related Funds                                       -       3,237.1        -              -       2,809.9        -
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Total Source of Funds                                      $193.9     $19,876.7     3.95%        $191.5     $18,578.1     4.14%
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------
Net Interest Income/Margin                                 $114.1             -     2.33%        $102.0             -     2.21%
------------------------------------------------------- ---------- ------------- ----------  -----------  ------------- ----------

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                                                    First Quarter 1997/96
                                                                                             ----------- -------------------------
                                                                                                  Change Due To
                                                                                             --------------------------
(In Millions)                                                                                  Volume         Rate         Total
-------------------------------------------------------------------------------------------- ----------  --------------- ---------
Earning Assets                                                                                    $19.9         $(5.4)     $14.5
Interest-Related Funds                                                                              9.3          (6.9)       2.4
-------------------------------------------------------------------------------------------- ----------- --------------- ---------
Net Interest Income                                                                               $10.6         $ 1.5      $12.1
-------------------------------------------------------------------------------------------  ----------- --------------- ---------

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of Northern Trust Corporation was held on April 15, 1997 for the purpose of electing fourteen Directors to hold office until the next annual meeting of stockholders, and voting on two other proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of the management's nominees for Directors as listed in the proxy statement were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below. There were no broker non-votes with respect to any candidate.


         Candidates                  "FOR"      "WITHHELD"
         ----------                  -----      ----------

         Duane L. Burnham          97,970,809     324,838
         Dolores E. Cross          97,847,350     324,838
         Susan Crown               97,789,595     324,838
         Robert S. Hamada          98,071,413     324,838
         Barry G. Hastings         97,935,100     324,838
         Robert A. Helman          97,832,310     324,838
         Arthur L. Kelly           97,894,578     324,838
         Frederick A. Krehbiel     95,953,715     324,838
         William G. Mitchell       97,834,025     324,838
         Edward J. Mooney          98,042,231     324,838
         William A. Osborn         98,020,132     324,838
         Harold B. Smith           97,945,877     324,838
         William D. Smithburg      97,677,886     324,838
         Bide L. Thomas            97,750,887     324,838

         Stockholders also approved an amendment to the Restated Certificate of Incorporation, recommended by the Board of Directors, increasing the number of shares of Common Stock, par value $1.66 2/3 per share, authorized for issuance from 140,000,000 to 280,000,000 shares. 92,515,445 shares were voted for approval of the amendment; 4,547,107 shares were voted against approval; the holders of 505,904 shares specifically abstained from voting on the amendment; and 511,089 shares entitled to vote with respect to this proposal were broker non-votes.

         Stockholders also approved amendments to the Amended 1992 Incentive Stock Plan (1992 Plan) described in the Corporation's Proxy Statement dated March 10, 1997. The amendments related to an increase in the number of shares issued or issuable under the 1992 Plan of 8,500,000; inclusion of performance goals and setting a maximum number of performance shares issuable to an individual; increasing the maximum number of shares available for stock options and stock appreciation rights to an individual; and the addition of non-employee directors as eligible participants under the 1992 Plan. 67,586,019 shares were voted in favor of the amendments; 17,843,330 shares were voted against the amendments; the holders of 1,025,787 shares specifically abstained from voting on the amendments; and 11,624,410 shares entitled to vote with respect to the proposal were broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

   (a.)  Exhibits
         --------

         Exhibit (1)  Underwriting Agreement, dated April 22, 1997, by and between Northern Trust Corporation, NTC Capital II, Salomon Brothers, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Underwriters.

         Exhibit (3)  Articles of Incorporation:

                      (i) Amendment to Restated Certificate of Incorporation of Northern Trust Corporation.

                      (ii) Restated Certificate of Incorporation of Northern Trust Corporation as amended to date.

         Exhibit (4)  Instruments Defining the Rights of Security Holders,
                      Including Indentures:

                      (i)   Amended and Restated Trust Agreement of NTC
                            Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein.

                      (ii) Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee.

         Exhibit (10) Material Contracts:

                      (i) Northern Trust Corporation (1997) Annual Performance Plan.

                      (ii) Northern Trust Corporation (1997) Management Performance Plan.

                      (iii) Northern Trust Corporation Amended 1992
                            Incentive Stock Plan.

                      (iv) Amendments effective January 1, 1996 to the Northern Trust Employee Stock Plan for former employees of Tanglewood Bank, N.A.

                      (v) Amendment effective September 30, 1996 to the Northern Trust Employee Stock Ownership Plan for certain former employees of First Chicago NBD Corporation (supercedes Exhibit (10)(xvi) filed with the Annual Report on Form 10-K for the year ended December 31, 1996).

                      (vi) Amendments effective January 1, 1997 to the Northern Trust Employee Stock Ownership Plan for former employees of Bent Tree National Bank.


         Exhibit (11) Computation of Per Share Earnings.

         Exhibit (27) Financial Data Schedule.

         Exhibit (99) Remarks delivered by Barry G. Hastings at the Annual
                      Meeting of Stockholders of Northern Trust Corporation held on April 15, 1997.


   (b.)  Reports on Form 8-K
         -------------------

         The Corporation reported the issuance on January 16, 1997 of $150 million of Floating Rate Capital Securities, Series A, through a wholly owned statutory business trust. In addition, the Corporation incorporated in Item 5 its January 21, 1997 press release, reporting its earnings for the fourth quarter of 1996 and for its 1996 fiscal year. The press release, with summary financial information, was filed pursuant to Item 7.

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



                                    NORTHERN TRUST CORPORATION
                                    --------------------------
                                    (Registrant)



Date: May 14, 1997                  By:   Perry R. Pero
                                          -------------
                                          Perry R. Pero
                                          Senior Executive Vice President
                                          and Chief Financial Officer



Date: May 14, 1997                  By:   Harry W. Short
                                          --------------
                                          Harry W. Short
                                          Senior Vice President and
                                          Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX



The following exhibits have been filed herewith:

Exhibit
Number    Description
------    -----------

 (1) Underwriting Agreement, dated April 22, 1997, by and between Northern Trust Corporation, NTC Capital II, Salomon Brothers, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Underwriters.

 (3)      Articles of Incorporation:

          (i)  Amendment to Restated Certificate of
               Incorporation of Northern
               Trust Corporation.

          (ii) Restated Certificate of Incorporation of
               Northern Trust Corporation
               as amended to date.

 (4)      Instruments Defining the Rights of Security Holders, Including
          Indentures:

          (i) Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein.

          (ii) Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee.

Exhibit
Number    Description
------    -----------

 (10)     Material Contracts:

           (i) Northern Trust Corporation (1997) Annual Performance Plan.

          (ii) Northern Trust Corporation (1997) Management Performance Plan.

         (iii) Northern Trust Corporation Amended 1992 Incentive Stock Plan.

          (iv) Amendments effective January 1, 1996 to the Northern Trust Employee Stock Plan for former employees of Tanglewood Bank, N.A.

           (v) Amendment effective September 30, 1996 to the Northern Trust Employee Stock Ownership Plan for certain former employees of First Chicago NBD Corporation (supercedes Exhibit (10)(xvi) filed with the Annual Report on Form 10-K for the year ended December 31, 1996).

          (vi) Amendments effective January 1, 1997 to the Northern Trust Employee Stock Ownership Plan for former employees of Bent Tree National Bank.

 (11)     Computation of Per Share Earnings.

 (27)     Financial Data Schedule.

 (99) Remarks delivered by Barry G. Hastings at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 15, 1997.