Form 10-Q/A
period 1996-03-31
NORTHERN TRUST CORP
filed 1997-07-02
CIK 73124

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------

                                   FORM 10-Q/A
                                Amendment No. 1

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

                                                      Exhibit Number (3)
Board of Directors                                  To 3/31/96 Form 10-Q


Resolution                                                       4/16/96
------------------------------------------------------------------------
Northern Trust Corporation

          FURTHER RESOLVED, that Articles IV, V, VI, VII and VIII of the By-Laws of the Corporation are hereby amended to read in their entirety as follows:

                                  ARTICLE IV
                              THE AUDIT COMMITTEE

     SECTION 4.1. Functions. An Audit Committee shall be appointed each year by the Board of Directors. The Committee shall perform the following functions for the Corporation and its subsidiaries on a consolidated basis and for such individual banking subsidiaries as the Board shall direct:

     (a) Reviewing with management and the independent public accountant the reports issued with respect to the annual financial statements, the internal control structure and procedures for financial reporting and compliance with laws and regulations and the basis for such reports.

     (b) Reviewing with management and the independent public accountant the scope of services required by the annual audit, significant accounting policies, and audit conclusions regarding significant accounting estimates.

     (c) Reviewing with management and the independent public accountant their assessments of the adequacy of internal controls, and the resolution of identified material weaknesses and reportable conditions in internal controls over financial reporting, including the prevention or detection of management override or compromise of the internal control system.

     (d) Reviewing with management and the independent public account compliance with those laws and regulations with respect to which management and the independent public accountant are required to report.

     (e) Discussing with management the selection and termination of the independent public accountant and any significant disagreements between the independent public accountant and management.

     (f)  Reviewing the internal audit program and results of examinations.

     (g) Reviewing the program of the Chief Compliance Officer and the compliance function generally.

     (h)  Reviewing the results of regulatory examinations.

Board of Directors

Resolution                             -2-                               4/16/96
--------------------------------------------------------------------------------
Northern Trust Corporation

     (i) Reviewing such other matters as the Committee deems appropriate.

     SECTION 4.2. Composition. The Committee shall consist of no less than four Directors. All of the members of the Committee shall, in the judgment of the Board of Directors, be independent of management of the Corporation and its subsidiaries and shall meet other applicable regulatory requirements.

     SECTION 4.3. Procedures. The Committee shall be appointed annually at the organization meeting of the Board of Directors and at the same time a Chairman shall be appointed. The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another qualified member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

     SECTION 4.4. Counsel. The Committee may, in order to assist it in the performance of its functions, engage counsel of its choosing without the approval of the engagement by the Board of Directors or management and may direct the proper officers of the Corporation to pay the reasonable fees and expenses of any such counsel.

                                   ARTICLE V
                      THE CORPORATE GOVERNANCE COMMITTEE

     SECTION 5.1. The Corporate Governance Committee. A Corporate Governance Committee and its Chairman shall be appointed each year by the Board of Directors to review and advise the Board of Directors with respect to the structure and functioning of the Board and its interaction with the Corporation's management and stockholders; review and advise the Board of Directors with respect to the structure and membership of its Committees; and to receive recommendations for, and to review, study and evaluate the qualifications of all candidates for senior management succession and for nomination to the Board of Directors. The Committee shall report to the Board its conclusions with respect to such candidates and its recommendations for nominees for election or reelection or appointment to fill vacancies in the Board and as officers of the Corporation. The Committee shall consist of no less than four Directors, a majority of whom shall constitute a quorum, and shall meet upon the call of its Chairman or any member of the Committee. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

Board of Directors

Resolution                                -3-                            4/16/96
--------------------------------------------------------------------------------
Northern Trust Corporation

                                  ARTICLE VI
                    THE COMPENSATION AND BENEFITS COMMITTEE

     SECTION 6.1. The Compensation and Benefits Committee. A Compensation and Benefits Committee and its Chairman shall be appointed each year by the Board of Directors to study, review and make recommendations to the Board with respect to the salary policy for the Corporation, the compensation of senior officers and the development of and amendment to incentive and benefit plans. The Committee shall consist of no less than three Directors, none of whom shall be an active officer of the Corporation. The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                  ARTICLE VII
                          THE BUSINESS RISK COMMITTEE

     SECTION 7.1. The Business Risk Committee. A Business Risk Committee and its Chairman shall be appointed to review with management risks inherent in the businesses of the Corporation and its subsidiaries involving the extension of credit, the management of assets and liabilities, the provision of fiduciary investment services and the control processes with respect to these risks, including matters related to credit risk, market risk, liquidity risk and fiduciary investment and credit risk and such other related matters as may from time to time be deemed appropriate by the Committee. The Committee shall consist of no less than four Directors, a majority of whom shall not be active officers of the Corporation. The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                 ARTICLE VIII
                        THE BUSINESS STRATEGY COMMITTEE

     SECTION 8.1. The Business Strategy Committee. A Business Strategy Committee and its Chairman shall be appointed each year by the Board of Directors to review the policies, strategies and performance of the various business units of the Corporation and such other related matters as may from time to time be deemed appropriate by the Committee. The Committee shall consist of no less than four Directors, a majority of whom shall not be active officers of the Corporation.

Board of Directors

Resolution                                -4-                            4/16/96
--------------------------------------------------------------------------------
Northern Trust Corporation


The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                                            Exhibit Number (3)
                                                            To 3/31/96 Form 10-Q

                                    By-laws

                                      of


                          Northern Trust Corporation


                               Chicago, Illinois



                         As Effective April 16, 1996

                               Table of Contents

Article I--The Stockholders
 SECTION 1.1   --ANNUAL MEETING..............................................  1
 SECTION 1.2   --SPECIAL MEETINGS............................................  1
 SECTION 1.3   --NOTICE OF MEETINGS..........................................  1
 SECTION 1.4   --FIXING DATE OF RECORD.......................................  1
 SECTION 1.5   --INSPECTORS OF ELECTION......................................  2
 SECTION 1.6   --QUORUM......................................................  3
 SECTION 1.7   --CUMULATIVE VOTING RIGHTS....................................  3
 SECTION 1.8   --PROXIES.....................................................  3
 SECTION 1.9   --VOTING BY BALLOT............................................  3
 SECTION 1.10  --VOTING LISTS................................................  3
 SECTION 1.11  --PLACE OF MEETING............................................  3
 SECTION 1.12  --VOTING OF SHARES OF CERTAIN HOLDERS.........................  4

Article II--The Board of Directors
 SECTION 2.1   --GENERAL POWERS..............................................  4
 SECTION 2.2   --NUMBER, TENURE AND QUALIFICATIONS...........................  4
 SECTION 2.3   --REGULAR MEETINGS............................................  4
 SECTION 2.4   --SPECIAL MEETINGS; NOTICE....................................  4
 SECTION 2.5   --TIME OF NOTICE..............................................  5
 SECTION 2.6   --QUORUM......................................................  5
 SECTION 2.7   --MANNER OF ACTING............................................  5
 SECTION 2.8   --DIRECTORS' COMPENSATION.....................................  5
 SECTION 2.9   --VACANCIES...................................................  5
 SECTION 2.10  --CONSENT IN LIEU OF MEETING..................................  6

Article III--The Executive Committee
 SECTION 3.1   --NUMBER, TENURE, AND QUORUM..................................  6
 SECTION 3.2   --POWERS......................................................  6
 SECTION 3.3   --MEETINGS....................................................  6
 SECTION 3.4   --RECORDS AND REPORTS.........................................  6

Article IV--The Audit Committee
 SECTION 4.1   --FUNCTIONS...................................................  7
 SECTION 4.2   --COMPOSITION.................................................  7
 SECTION 4.3   --PROCEDURES..................................................  7
 SECTION 4.4   --COUNSEL.....................................................  7

Article V--The Corporate Governance Committee
 SECTION 5.1   --THE CORPORATE GOVERNANCE COMMITTEE..........................  8


Article VI--The Compensation and Benefits Committee
 SECTION 6.1   --THE COMPENSATION AND BENEFITS
                 COMMITTEE...................................................  8

Article VII--The Business Risk Committee
 SECTION 7.1   --THE BUSINESS RISK COMMITTEE.................................  8

Article VIII--The Business Strategy Committee
 SECTION 8.1   --THE BUSINESS STRATEGY COMMITTEE.............................  9

Article IX--The Officers
 SECTION 9.1   --NUMBER AND TERM OF OFFICE...................................  9
 SECTION 9.2   --REMOVAL.....................................................  9
 SECTION 9.3   --THE CHAIRMAN OF THE BOARD...................................  9
 SECTION 9.4   --THE PRESIDENT...............................................  9
 SECTION 9.5   --THE CHIEF EXECUTIVE OFFICER................................. 10
 SECTION 9.6   --THE VICE CHAIRMEN........................................... 10
 SECTION 9.7   --THE EXECUTIVE VICE PRESIDENTS............................... 10
 SECTION 9.8   --THE VICE PRESIDENTS......................................... 10
 SECTION 9.9   --THE TREASURER............................................... 10
 SECTION 9.10  --THE SECRETARY............................................... 11
 SECTION 9.11  --ASSISTANT TREASURERS AND ASSISTANT SECRETARIES.............. 11
 SECTION 9.12  --SALARIES.................................................... 11

Article X--Contracts, Loans, Checks and Deposits
 SECTION 10.1  --CONTRACTS................................................... 11
 SECTION 10.2  --LOANS....................................................... 11
 SECTION 10.3  --CHECKS, DRAFTS, ETC......................................... 11
 SECTION 10.4  --DEPOSITS.................................................... 11
 SECTION 10.5  --POWER TO EXECUTE PROXIES.................................... 12

Article XI--Certificates for Shares and Their Transfer
 SECTION 11.1  --CERTIFICATES FOR SHARES..................................... 12
 SECTION 11.2  --TRANSFERS OF SHARES......................................... 12

Article XII--Fiscal Year
 SECTION 12.1  --FISCAL YEAR................................................. 12

Article XIII--SEAL
 SECTION 13.1  --SEAL........................................................ 12

Article XIV--Waiver of Notice
 SECTION 14.1  --WAIVER OF NOTICE............................................ 13

Article XV--Indemnification
 SECTION 15.1  --INDEMNIFICATION REQUEST..................................... 13
 SECTION 15.2  --DETERMINATION OF INDEMNIFICATION REQUEST.................... 13
 SECTION 15.3  --PRESUMPTION OF ENTITLEMENT; CONCLUSIVE EFFECT OF FINDINGS OF
                 FACT AND LAW; OTHER PROCEDURES.............................. 13
 SECTION 15.4  --COOPERATION AND EXPENSES.................................... 14
 SECTION 15.5  --SELECTION OF INDEPENDENT COUNSEL............................ 14
 SECTION 15.6  --TIME FOR DETERMINATION...................................... 14
 SECTION 15.7  --FAILURE TO MAKE DETERMINATION; REMEDIES FOR ENFORCEMENT..... 15
 SECTION 15.8  --APPEAL OF ADVERSE DETERMINATION............................. 15
 SECTION 15.9  --BURDEN OF PROOF............................................. 15
 SECTION 15.10 --DEFINITION OF "DISINTERESTED DIRECTOR"...................... 15
 SECTION 15.11 --DEFINITION OF "CHANGE OF CONTROL"........................... 15
 SECTION 15.12 --ADVANCEMENT OF EXPENSES..................................... 16
 SECTION 15.13 --PERSONAL LIABILITY OF DIRECTORS............................. 16

Article XVI--Amendments
 SECTION 16.1  --AMENDMENTS.................................................. 16

                                    By-laws
                                      of
                        The Northern Trust Corporation
                               Chicago, Illinois

                                  ARTICLE I
                               THE STOCKHOLDERS


     SECTION 1.1 Annual Meeting. There shall be an annual meeting of the stockholders on the third Tuesday in April of each year at ten-thirty o'clock A.M., or at such other date or time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, for the election of Directors and for the transaction of such other business as may come before the meeting.

     SECTION 1.2 Special Meetings. A special meeting of the stockholders may be called at any time by the Board of Directors, the Chairman of the Board, the President, or a Vice Chairman, and shall be called upon request in writing from the holders of at least one-third of the issued and outstanding shares of capital stock of the Corporation entitled to vote at such meeting specifying the purpose or purposes for which such meeting shall be called.

     SECTION 1.3 Notice of Meetings. Unless a different manner of giving notice is prescribed by statute, written or printed notice stating the place, day, and hour of the meeting, and in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not more than 50 days nor less than 10 days (or less than 20 days if a merger or consolidation of the Corporation,or a sale, lease or exchange of all or substantially all of the Corporation's property or assets, is to be acted upon at the meeting) before the date of the meeting either personally or by mail, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail with postage thereon prepaid addressed to the stockholder at the stockholder's address as it appears on the records of the Corporation.

          SECTION 1.4. Fixing Date of Record.

          (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than 60 nor less than 10 days (or less than 20 days if a merger or consolidation of the Corporation, or a sale, lease or exchange of all or substantially all of the Corporation's property or assets, is to be acted upon at the meeting) before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the next day preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to an adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

  ARTICLE       (b) In order that the Corporation may determine the stockholders
     I entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by the Restated Certificate of Incorporation of the Corporation or by statute, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered in the manner required by law to the Corporation at its registered office in the State of Delaware or at its principal place of business or to an officer or agent of the Corporation having custody of the book in which proceedings of meetings of the Corporation's stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand delivery or by certified or registered mail, return receipt requested. If no record has been fixed by the Board of Directors and prior action by the Board of Directors is required by the Restated Certificate of Incorporation or by statute, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

                (c) In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall not be more than 60 days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

                (d) Only those who shall be stockholders of record on the record date so fixed as aforesaid shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend or other distribution, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding the transfer of any stock on the books of the Corporation after the applicable record date.

                SECTION 1.5. Inspectors of Election. The Board of Directors or
              the Executive Committee of the Board of Directors of the Corporation shall appoint, in advance, one or more inspectors to act at each meeting of the stockholders of the Corporation. If no inspector has been appointed or one or more have been appointed but are unable or fail to act, the presiding officer of any meeting of the stockholders shall appoint one or more persons as inspectors for such meeting. Such inspectors shall ascertain the number of shares of stock of the Corporation outstanding and entitled to vote at the meeting and the voting power of each share; determine and report the number of shares represented at the meeting, based upon their determination of the validity and effect of proxies and ballots; count all votes and ballots and report the results; and do such other acts as are required by law or are proper to conduct the election and voting with impartiality and fairness to all the stockholders. Each report of an inspector shall be in writing and signed by him or her or a majority of them if there is more than one inspector acting at such meeting. If there is more than one inspector, the report of a majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at the meeting and the results of the voting shall be prima facie evidence thereof. The inspector or inspectors may appoint or retain other persons or entities to assist in performing their duties.

  ARTICLE       SECTION 1.6. Quorum. A majority of the outstanding
     I shares of capital stock entitled to vote at the meeting, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders.
              In the absence of a quorum, a meeting may be adjourned from time to time without notice to the stockholders except as otherwise required by law.

                SECTION 1.7. Cumulative Voting Rights. At all
              elections of Directors of the Corporation, each stockholder entitled generally to vote for the election of Directors shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) the stockholder would be entitled to cast for the election of Directors with respect to the stockholder's shares of stock multiplied by the number of Directors to be elected, and the stockholder may cast all of such votes for a single Director or may distribute them among the number to be voted for, or for any two or more of them as the stockholder may see fit.

                SECTION 1.8. Proxies. At all meetings of
              stockholders, a stockholder entitled to vote may vote either in person or by proxy executed in writing by the stockholder or by the stockholder's duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

                SECTION 1.9. Voting by Ballot. Voting in any
              election for Directors shall be by ballot.

                SECTION 1.10. Voting Lists. The officer who has
              charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

                SECTION 1.11. Place of Meeting. The Board of
              Directors may designate any place, either within or without the State of Delaware, as the place of meeting for any annual meeting or any special meeting called by the Board of Directors. If no designation is made, or if a special meeting is otherwise called, the place of meeting shall be the principal office of the Corporation in the City of Chicago.

  ARTICLE       SECTION 1.12. Voting of Shares of Certain Holders.
     I Shares of capital stock of the Corporation standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the by-laws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine.

                Shares of capital stock of the Corporation standing
              in the name of a deceased person, a minor ward or an incompetent person, may be voted by his or her administrator, executor, court appointed guardian or conservator, either in person or by proxy without a transfer of such shares into the name of such administrator, executor, court appointed guardian or conservator. Shares of capital stock of the Corporation standing in the name of a trustee may be voted by the trustees, either in person or by proxy.

                Shares of capital stock of the Corporation standing
              in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into the receiver's name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

                A stockholder whose shares are pledged shall be
              entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

                Shares of its own capital stock belonging to this
              Corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any given time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding shares at any given time.

                                  ARTICLE II
                             THE BOARD OF DIRECTORS

                SECTION 2.1. General Powers. The business and
              affairs of the Corporation shall be managed by or under the direction of its Board of Directors.

                SECTION 2.2. Number, Tenure and Qualifications. The
              Board of Directors of the Corporation shall consist of such number of Directors, not less than 5 nor more than 25, as shall be fixed from time to time by the Board of Directors. Each Director shall hold office until the next annual meeting of stockholders or until a successor is elected.

                SECTION 2.3. Regular Meetings. A regular meeting of
              the Board of Directors shall be held at least once each quarter at such place, date and hour as the Board may appoint. Notice of each regular meeting, unless waived, shall be given in the same manner as is provided for notice of a special meeting.

                SECTION 2.4. Special Meetings; Notice. A special
              meeting of the Board of Directors may be called by or at the request of the Chairman of the Board, the President, a Vice Chairman, or any two Directors. The person or persons calling or requesting such meeting may fix the place, date and hour thereof.

                Notice of the place, date, and hour of each special
              meeting, unless waived, shall be given to a Director in person, by mail, by telegram or cable, by telephone or wireless, or by any other means that reasonably may be expected to provide similar

ARTICLE       notice. Except in emergency situations as described
  II          below, notice by any means shall be given at least
              two days prior to the meeting. For purposes of dealing with an emergency situation (as conclusively determined by the officer or Directors calling the meeting), notice may be given in person, by telegram or cable, by telephone or wireless, or by any other means that reasonably may be expected to provide similar notice, not less than two hours prior to the meeting. Such notice may be given by the Secretary or by the officer or Directors calling the meeting.

                SECTION 2.5. Time of Notice. If notice to a
              Director is given:

                (a) in person, such notice shall be deemed to have
              been given when delivered;

                (b) by mail, such notice shall be deemed to have
              been given when deposited in the United States mail, postage prepaid, addressed to the Director at such address as appears on the records of the Corporation for such Director;

                (c) by telegram, cable or other similar means (not
              including mail) that provide written notice, such notice shall be deemed to have been given when delivered to any transmission company, with charges prepaid, addressed to the Director at such address as appears on the records of the Corporation for such Director; or

                (d) by telephone, wireless or other means of voice
              transmission, such notice shall be deemed to have been given when transmitted to such number or call designation as appears on the records of the Corporation for such Director.

                Any meeting of the Board of Directors shall be a
              legal meeting without any notice having been given if all the Directors are present at the meeting, and no notice of a meeting shall be required to be given to any Director who attends such meetings.

                SECTION 2.6. Quorum. A majority of the Board of
              Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, provided that if less than a majority of the Directors are present at said meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice.

                SECTION 2.7. Manner of Acting. The act of the
              majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, except on additions, amendments, repeal or any changes whatsoever in the By-laws or the adoption of new By-laws, when the affirmative votes of at least a majority of the members of the Board shall be necessary for the adoption of such changes.

                A director may participate in a meeting of the
              Board of Directors or any committee thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meetings.

                SECTION 2.8. Directors' Compensation. The Directors
              shall receive such compensation as may be fixed by the Board for services to the Corporation.

                SECTION 2.9. Vacancies. If vacancies occur in the
              Board of Directors caused by death, resignation, retirement, disqualification or removal from office of any Director or Directors, or otherwise, or if any new Directorship is created by any increase in the authorized number of Directors, a majority of the surviving or remaining Directors then in office, though less than a quorum, may choose a successor or successors, or fill the newly created Directorship, and the Directors so chosen shall hold office until the next annual meeting of stockholders or until their successors are elected.

 ARTICLE        SECTION 2.10. Consent in Lieu of Meeting. Unless
    II otherwise restricted by the Restated Certificate of Incorporation or these By-laws, any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board or committee thereof, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board or committee.

                                  ARTICLE III
                            THE EXECUTIVE COMMITTEE

                SECTION 3.1. Number, Tenure and Quorum. The
              Directors shall each year appoint no less than five Directors, one of whom shall be the Chairman of the Board and one of whom shall be the President if the President is designated the Chief Executive Officer, who shall constitute and be called the Executive Committee. Each Director so appointed shall act as a member of the Committee until another is appointed and acts in the Director's place. The Chairman of the Board shall preside at meetings of the Committee. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. In the absence or inability to act of the Chairman of the Board, or upon the request of the Chairman, the President, if the President is a member of the Committee, or a member elected by the Committee shall preside at meetings of the Committee.

                A majority of the members of the Executive
              Committee shall constitute a quorum for the transaction of business.

                SECTION 3.2. Powers. The Executive Committee may,
              while the Board of Directors is not in session, exercise all or any of the powers of the Board of Directors; except that the Executive Committee shall not have the power or authority of the Board of Directors in reference to amending the Restated Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-laws of the Corporation, or declaring a dividend or authorizing the issuance of stock.

                SECTION 3.3. Meetings. Meetings of the Executive
              Committee shall be held at the office of the Corporation, or elsewhere, and at such time as they may appoint, but the Committee shall at all times be subject to the call of the Chairman of the Board or any member of the Committee.

                SECTION 3.4. Records and Reports. The Executive
              Committee, through the Secretary or any Assistant Secretary, shall keep books of separate minutes and report all its action at every regular meeting of the Board of Directors, or as often as may be required by the Board.

                                  ARTICLE IV
                              THE AUDIT COMMITTEE

                SECTION 4.1. Functions. An Audit Committee shall be
              appointed each year by the Board of Directors. The Committee shall perform the following functions for the Corporation and its subsidiaries on a consolidated basis and for such individual banking subsidiaries as the Board shall direct:

                (a) Reviewing with management and the independent
              public accountant the reports issued with respect to the annual financial statements, the internal control structure and procedures for financial reporting and compliance with laws and regulations and the basis for such reports.

                (b) Reviewing with management and the independent
              public accountant the scope of services required by the annual audit, significant accounting policies, and audit conclusions regarding significant accounting estimates.

                (c) Reviewing with management and the independent
              public accountant their assessments of the adequacy of internal controls, and the resolution of identified material weaknesses and reportable conditions in internal controls over financial reporting, including the prevention or detection of management override or compromise of the internal control system.

                (d) Reviewing with management and the independent
              public accountant compliance with those laws and regulations with respect to which management and the independent public accountant are required to report.

                (e) Discussing with management the selection and
              termination of the independent public accountant and any significant disagreements between the independent public accountant and management.

                (f) Reviewing the internal audit program and
              results of examinations.

                (g) Reviewing the program of the Chief Compliance
              Officer and the compliance function generally.

                (h) Reviewing the results of regulatory
              examinations.

                (i) Reviewing such other matters as the Committee
              deems appropriate.

                SECTION 4.2. Composition. The Committee shall
              consist of no less than four Directors. All of the members of the Committee shall, in the judgement of the Board of Directors, be independent of management of the Corporation and its subsidiaries and shall meet other applicable regulatory requirements.

                SECTION 4.3. Procedures. The Committee shall be appointed
              annually at the organization meeting of the Board of Directors and at the same time a Chairman shall be appointed. The Committee shall meet upon the call of the Chairman or any member of the Committee and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another qualified member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                SECTION 4.4. Counsel. The Committee may, in order
              to assist it in the performance of its functions, engage counsel of its choosing without the approval of the engagement by the Board of Directors or management and may direct the proper officers of the Corporation to pay the reasonable fees and expenses of any such counsel.

                                   ARTICLE V
                      THE CORPORATE GOVERNANCE COMMITTEE

                SECTION 5.1. The Corporate Governance Committee. A
              Corporate Governance Committee and its Chairman shall be appointed each year by the Board of Directors to review and advise the Board of Directors with respect to the structure and functioning of the Board and its interaction with the Corporation's management and stockholders; review and advise the Board of Directors with respect to the structure and membership of its Committee; and to receive recommendations for, and to review, study and evaluate the qualifications of all candidates for senior management succession and for nomination to the Board of Directors or its Committees. The Committee shall report to the Board its conclusions with respect to such candidates and its recommendations for nominees for election or reelection or appointment to fill vacancies in the Board and as officers of the Corporation. The Committee shall consist of no less than four Directors, a majority of whom shall constitute a quorum, and shall meet upon the call of the Chairman or any member of the Committee. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                  ARTICLE VI
                    THE COMPENSATION AND BENEFITS COMMITTEE

                SECTION 6.1. The Compensation and Benefits
              Committee. A Compensation and Benefits Committee and its Chairman shall be appointed each year by the Board of Directors to study, review and make recommendations to the Board with respect to the salary policy for the Corporation, the compensation of senior officers, and the development of and amendment to incentive and benefit plans. The Committee shall consist of no less than three Directors, none of whom shall be an active officer of the Corporation. The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                  ARTICLE VII
                          THE BUSINESS RISK COMMITTEE

                SECTION 7.1. The Business Risk Committee. A
              Business Risk Committee and its Chairman shall be appointed to review with management risks inherent in the businesses of the Corporation and its subsidiaries involving the extension of credit, the management of assets and liabilities, the provision of fiduciary investment services and the control processes with respect to these risks, including matters related to credit risk, market risk, liquidity risk and fiduciary investment and credit risk and such other related matters as may from time to time be deemed appropriate by the Committee. The Committee shall consist of no less than four Directors, a majority of whom shall not be active officers of the Corporation. The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                 ARTICLE VIII
                       THE BUSINESS STRATEGY COMMITTEE

              SECTION 8.1. The Business Strategy Committee.
              A Business Strategy Committee and its Chairman shall be appointed each year by the Board of Directors to review the policies, strategies and performance of the various business units of the Corporation and such other related matters as may from time to time be deemed appropriate by the Committee. The Committee shall consist of no less than four Directors, a majority of whom shall not be active officers of the Corporation.

              The Committee shall meet upon the call of the Chairman or any member of the Committee, and a majority of the Committee's members shall constitute a quorum. In the absence or disqualification of a member of the Committee, the members thereof present at any meeting and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

                                  ARTICLE IX
                                 THE OFFICERS

                SECTION 9.1. Number and Term of Office. The
              officers of the Corporation shall be a Chairman of the Board and a President, one of whom shall be designated Chief Executive Officer by the Board of Directors, and may also include one or more
              Vice Chairmen, one or more Executive Vice
              Presidents (any of whom may be designated a Senior Executive Vice President), such additional Vice Presidents with such designations, if any, as may be determined by the Board of Directors, a Secretary, and a Treasurer and one or more
              Assistant Secretaries and Assistant Treasurers as may be determined by the Board of Directors, and such other officers as may from time to time be appointed by the Board of Directors. Any two or more offices may be held by the same person. The Chairman of the Board, the President and the Vice Chairmen shall be elected from among the Directors; the other officers may be appointed by the Board of Directors.

                The officers of the Corporation shall be elected or
              appointed annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. Vacancies or new offices may be filled at any time. Each officer shall hold office until a successor shall have been duly elected or appointed or until his or her death or until he or she shall resign or shall have been removed by the Board of Directors.

                SECTION 9.2. Removal. An officer may be removed by
              the Board of Directors whenever in its judgment the best interests of the Corporation would be served thereby.

                SECTION 9.3. The Chairman of the Board. The
              Chairman of the Board shall have such powers as are vested in him or her by the Board of Directors, by law or by these By-laws. The Chairman shall preside at the meetings of the stockholders, of the Board of Directors, and of the Executive Committee.

                SECTION 9.4. The President. The President shall
              have the powers and duties vested in him or her by the Board of Directors, by law or by these By-laws. In the absence or inability to act of the Chairman of the Board, or upon the request of the Chairman of the Board, the President shall preside at meetings of the stockholders and of the Board of Directors and shall have and exercise all of the powers and duties of the Chairman of the Board.

ARTICLE         SECTION 9.5. The Chief Executive Officer. The
  IX Chief Executive Officer of the Corporation shall have, subject to the supervision and direction of the Board of Directors or of the Executive Committee, general supervision of the business, property and affairs of the Corporation and the powers vested in him or her by the Board of Directors, by law or by these By-laws or which usually attach or pertain to such office. Except in those instances in which the authority to execute is expressly delegated to another officer or agent of the Corporation or a different mode of execution is expressly prescribed by the Board of Directors, the Chief Executive Officer may execute for the Corporation any contracts, deeds, mortgages, bonds, or other instruments which the Board of Directors has authorized, and the Chief Executive Officer may (without previous authorization by the Board of Directors) execute such contracts and other instruments as the conduct of the Corporation's business in its ordinary course requires.

                SECTION 9.6. The Vice Chairmen. A Vice Chairman
              shall have such powers as are vested in him or her by the Board of Directors, by law or by these By-laws. In the absence or inability to act of the Chairman of the Board and the President, or upon request of the Chairman of the Board, or in his or her absence upon request of the President, a Vice Chairman (or in the event there be more than one Vice Chairman, the Vice Chairmen in the order designated, or in the absence of any designation, then in the order of their election) shall preside at meetings of stockholders and of the Board of Directors and shall have and exercise all their powers and duties.

                SECTION 9.7. The Executive Vice Presidents. In the
              absence of the Chairman of the Board, the President and the Vice Chairmen or in the event of their inability or refusal to act, the Executive Vice President (or in the event there be more than one Executive Vice President, the Executive Vice Presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the Chairman of the Board, of the President, and of the Vice Chairmen and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chairman of the Board, the President and the Vice Chairmen. Any Executive Vice President may sign, with the Secretary or any Assistant Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned to him or her by the Chairman of the Board, the President, a Vice Chairman, the Board of Directors, or these By-laws.

                SECTION 9.8. The Vice Presidents. The Vice
              Presidents shall perform such duties as may be assigned to them from time to time by the Chairman of the Board, the President, the Vice Chairmen, or the Board of Directors, or these By-laws. Any Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the Corporation.

                SECTION 9.9. The Treasurer. If required by the
              Board of Directors, the Treasurer shall give a bond for the faithful discharge of his or her duties in such sum and with such surety or sureties as the Board of Directors shall determine. The Treasurer shall (a) have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Article X of these By-laws;
              (b) in general perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the Chairman of the Board, the President, a Vice Chairman, the Board of Directors, or these By-laws.

ARTICLE         SECTION 9.10. The Secretary. The Secretary shall
  IX have the custody of the corporate seal and the Secretary or any Assistant Secretary shall affix the same to all instruments or papers requiring the seal of the Corporation. The Secretary, or in his or her absence, any Assistant Secretary, shall see that proper notices are sent of the meetings of the stockholders, the Board of Directors and the Executive Committee, and shall see that all proper notices are given, as required by these By-laws.
              The Secretary or any Assistant Secretary shall keep the minutes of all meetings of stockholders and Directors and all committees which may request their services.

                SECTION 9.11. Assistant Treasurers and Assistant
              Secretaries. The Assistant Treasurers shall respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries as thereunto authorized by the Board of Directors may sign with the Chairman of the Board, the President, a Vice Chairman, or an Executive Vice President certificates for shares of the Corporation, the issue of which shall have been authorized by a resolution of the Board of Directors. The Assistant Treasurers and Assistant Secretaries, in general, shall perform such duties as shall be assigned to them by the Treasurer or the Secretary, respectively, or by the Chairman of the Board, the President, a Vice Chairman, the Board of Directors, or these By-laws.

                SECTION 9.12. Salaries. The salaries of the
              officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that the officer is also a director of the Corporation.

                                 ARTICLE X
                     CONTRACTS, LOANS, CHECKS AND DEPOSITS

                SECTION 10.1. Contracts. The Board of Directors may
              authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

                SECTION 10.2. Loans. No loans shall be contracted on
              behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

                SECTION 10.3. Checks, Drafts, etc. All checks,
              drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

                SECTION 10.4. Deposits. All funds of the Corporation
              not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositaries as the Board of Directors may select.

ARTICLE         SECTION 10.5. Power to Execute Proxies. The Chairman
   X of the Board, the President, a Vice Chairman, or any Executive Vice President may execute proxies on behalf of the Corporation with respect to the voting of any shares of stock owned by the Corporation.

                                  ARTICLE XI
                           CERTIFICATES FOR SHARES
                              AND THEIR TRANSFER

                SECTION 11.1. Certificates for Shares. Certificates
              representing shares of the Corporation shall be in such form as may be determined by the Board of Directors. Such certificates shall be signed by the Chairman of the Board, the President, a Vice Chairman, an Executive Vice President or a Vice President and by the Secretary or an Assistant Secretary and shall be sealed with the seal of the Corporation. The seal may be a facsimile. If a stock certificate is countersigned (i) by a transfer agent other than the Corporation or its employee, or (ii) by a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue. All certificates for shares shall be consecutively numbered or otherwise identified. The name of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the books of the Corporation.

                All certificates surrendered to the Corporation for
              transfer shall be cancelled and no new certificates shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

                SECTION 11.2. Transfers of Shares. Transfers of
              shares of the Corporation shall be made only on the books of the Corporation by the holder of record thereof or by the holder's legal representative, who shall furnish proper evidence of authority to transfer, or by the holder's attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares.
              The person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

                                  ARTICLE XII
                                  FISCAL YEAR

                SECTION 12.1. Fiscal Year. The fiscal year of the
              Corporation shall begin on the first day of January in each year and end on the last day of December in each year.

                                 ARTICLE XIII
                                      SEAL

                SECTION 13.1. Seal. The Board of Directors shall
              provide a corporate seal which shall be in the form of a circle and shall have inscribed thereon the name of the Corporation.

                                  ARTICLE XIV
                                WAIVER OF NOTICE

                SECTION 14.1. Waiver of Notice. Whenever any notice
              whatever is required to be given under the provisions of these By-laws or under the provisions of the Restated Certificate of Incorporation or under the provisions of the General Corporation Law of Delaware, waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance of any person at a meeting for which any notice whatever is required to be given under the provisions of these By-laws, the Restated
              Certificate of Incorporation or the General
              Corporation Law of Delaware shall constitute a waiver of notice of such meeting, except when the person attends for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

                                  ARTICLE XV
                                INDEMNIFICATION

                SECTION 15.1. Indemnification Request. A director,
              officer or other person (the "Indemnitee") who seeks indemnification (other than advancement of expenses pursuant to Section 15.12 hereof), in respect of amounts paid or owing as expenses, judgments, fines, or in settlement, shall submit a written request for indemnification (the "Indemnification Request") to the Board of Directors of the Corporation by delivering or mailing the same, registered or certified mail, to the Board of Directors c/o the Secretary of the Corporation at the Corporation's principal executive offices. If mailed, the Indemnification Request shall be deemed made 48 hours after depositing the same in the United States mail addressed as aforesaid.

                SECTION 15.2. Determination of Indemnification
              Request. The determination of the Indemnitee's entitlement to indemnification as set forth in the Indemnification Request shall be made in the specific case, at the expense of the Corporation, as set forth in paragraph 5 of Article Eighth of the Restated Certificate of Incorporation. However, in the event a Change of Control (as hereinafter defined) shall have occurred, such determination shall be made by Independent Counsel in a written opinion to the Board of Directors, a copy of which shall be delivered to the Indemnitee.

                SECTION 15.3. Presumption of Entitlement;
              Conclusive Effect of Findings of Fact and Law; Other Procedures. The termination with respect to the Indemnitee of any action, suit or proceeding or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself adversely affect the right of the Indemnitee to indemnification or create a presumption that the Indemnitee did not meet the standard of conduct required by Article Eighth of the Restated Certificate of Incorporation for indemnification. If the Indemnitee is a person referred to in paragraphs 1, 2 or 3 Article Eighth of the Restated Certificate of Incorporation, the Indemnitee shall be presumed to have met the required standard of conduct but only to the extent not contrary to any final findings of fact or law made in any action, suit or proceeding to which the Indemnitee is or was a party and for which indemnification is requested. The person, persons or entity making the determination of the Indemnitee's entitlement to indemnification shall be entitled to rely upon all such findings of fact and law made known to such person, persons or entity. Such person, persons or entity may consider such other matters as they or it deem appropriate, shall not be required to receive or hear evidence, oral presentations, briefs or other submission, shall not be required to hold hearings, and shall not otherwise be subject to any rules of evidence or procedure applicable to judicial or other proceedings.

ARTICLE         SECTION 15.4. Cooperation and Expenses. The
  XV Indemnitee shall cooperate with the person, persons or entity making the determination with respect to the Indemnitee's entitlement to indemnification, including providing to such person, persons or entity upon reasonable advance request, any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to the Indemnitee and reasonably necessary to such determination. Any costs or expenses (including attorneys' fees and disbursements) reasonably incurred by the Indemnitee in so cooperating with the person, persons or entity making such determination shall be borne by the Corporation irrespective of the determination as to the Indemnitee's entitlement to indemnification.

                SECTION 15.5. Selection of Independent Counsel. If
              a determination of the Indemnitee's entitlement to indemnification is to be made by Independent Counsel, the Independent Counsel shall be selected as provided in this Section 15.5. If a Change of Control shall not have occurred, Independent Counsel shall be selected by a majority vote of a quorum of the Board of Directors consisting of Disinterested Directors. If a Change of Control shall have occurred, or if a quorum shall decline or fail to select Independent Counsel within five business days after having directed, pursuant to paragraph 5(b) of Article Eighth of the Restated Certificate of Incorporation, the determination of the
              Indemnitee's entitlement to indemnification to be submitted to Independent Counsel, then Independent Counsel shall be selected by the law firm regularly or most frequently engaged by the Corporation during the preceding three years for representation or counseling in connection with general corporate matters. In any event, Independent Counsel shall be selected from among those Chicago, Illinois, or Delaware law firms having a significant and continuous practice in the field of corporate law but excluding any firm that: (i) has, within the preceding three years represented the Corporation, the Indemnitee or affiliates of either in any significant matter; (ii) has, within the preceding three years, represented any other party in any significant judicial or other proceeding against or in opposition to the Corporation, the Indemnitee or any affiliate of either; (iii) had any involvement of any significant nature in or with respect to the claim for which indemnification is requested; or
              (iv) has any other material conflict of interest in being engaged as Independent Counsel.

                SECTION 15.6. Time for Determination. The
              determination of the Indemnitee's entitlement to indemnification shall be made within 60 days after such Indemnitee shall have submitted all such additional information, if any, as shall have been reasonably requested during the 30-day period following the initial submission of the Indemnification Request to the Board of Directors pursuant to Section 15.1 hereof. The foregoing notwithstanding, in the event that the claim with respect to which indemnification is requested is the subject of a judicial, government or other proceeding, the Board of Directors, stockholders or Independent Counsel, as the case may be, may defer their determination until 60 days after any such proceeding shall have been finally adjudicated or terminated (by settlement or otherwise) and all periods for appeal, rehearing or reinstitution of such proceeding (whether in a different forum or otherwise) have expired.

ARTICLE         SECTION 15.7. Failure To Make Determination;
  XV Remedies For Enforcement. If a determination of the Indemnitee's entitlement to indemnification shall not be made within the period specified in these By-laws, unless due to a material failure of the Indemnitee to comply with his or her obligations under Section 15.4 hereof, then the Indemnitee shall be entitled to indemnification to the extent and in the manner set forth in the Indemnification Request. The Indemnitee may only enforce his or her rights to indemnification, whether pursuant to a determination that the Indemnitee is entitled to indemnification or pursuant to this Section 15.7, in any judicial proceeding brought, at the election of the Indemnitee, in any court having jurisdiction within the State of Delaware, the State of Illinois, or the state in which the Corporation shall then have its principal executive offices. The Indemnitee shall be entitled to all expenses actually and reasonably incurred by him or her in connection with the successful enforcement of the Indemnitee's right to indemnification.

                SECTION 15.8. Appeal of Adverse Determination. In
              the event that a determination shall be made that the Indemnitee is not entitled to indemnification, in whole or in part, the Indemnitee may only institute an action in any court having jurisdiction within the State of Delaware, the State of Illinois, or the state in which the Corporation shall have its principal executive offices to establish the Indemnitee's right to indemnification. Any such proceeding shall be conducted in all respects as a de novo determination on the merits and any such prior determination made pursuant to these By-laws that the Indemnitee is not entitled to indemnification shall not constitute a presumption that the Indemnitee is not entitled to indemnification.

                SECTION 15.9. Burden of Proof. In any judicial
              proceeding regarding the Indemnitee's right or entitlement to indemnification or advancement of expenses, the Corporation shall have the burden of proving that any Indemnitee who is a person referred to in paragraphs 1, 2 or 3 of Article Eighth of the Restated Certificate of Incorporation is not entitled to indemnification or advancement of expenses as the case may be, subject, however, to principles of res judicata and collateral estoppel relating to prior judicial proceedings to which the Indemnitee is or was a party. In cases in which the Indemnitee is not a person referred to in paragraphs 1, 2 or 3 of Article Eighth of the Restated Certificate of Incorporation, the Indemnitee shall have the burden of proving he or she is entitled to indemnification or the advancement of expenses.

                SECTION 15.10. Definition of "Disinterested
              Director." A Disinterested Director shall mean any director who (i) was not a party to the claim or proceeding with respect to which indemnification is requested; (ii) has not submitted an Indemnification Request or a request for advancement of expenses on his or her own behalf that has not been finally resolved; or (iii) does not have any direct and material financial or other personal interest in the determination of the Indemnification Request.

                SECTION 15.11. Definition of "Change of Control."
              A Change of Control shall be deemed to have occurred on the earliest of:

                (a) The receipt by the Corporation of a Schedule
              13D or other statement filed under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), indicating that any entity, person, or group has acquired beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of more than 30% of the outstanding capital stock of the Corporation entitled to vote for the election of directors ("voting stock");

ARTICLE         (b) The commencement by an entity, person, or group
  XV (other than the Corporation or a subsidiary of the Corporation) of a tender offer or an exchange offer for more than 20% of the outstanding voting stock of the Corporation;

                (c) The effective time of (i) a merger or
              consolidation of the Corporation with one or more other corporations as a result of which the holders of the outstanding voting stock of the Corporation immediately prior to such merger or consolidation hold less than 80% of the voting stock of the surviving or resulting corporation, or (ii) a transfer of substantially all of the property of the Corporation other than to an entity of which the Corporation owns at least 80% of the voting stock; or

                (d) The election to the Board of Directors of the
              Corporation, without the recommendation or approval of the incumbent Board of Directors of the Corporation, of the lesser of (i) three directors or (ii) directors constituting a majority of the number of directors of the Corporation then in office.

                 SECTION 15.12. Advancement of Expenses. Expenses
              as may be incurred by a person referred to in paragraphs 1, 2 or 3 of Article Eighth of the Restated Certificate of Incorporation in defending a civil or criminal action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified by the Corporation as authorized in such Article Eighth. Such expenses as may be incurred by other employees and agents may be so paid on such terms and conditions, if any, as the Board of Directors deems appropriate. For purposes of the foregoing, a determination that a person referred to in paragraphs 1, 2 or 3 of Article Eighth of the Restated Certificate of Incorporation is not entitled to be indemnified by the Corporation shall be made in the manner hereinbefore provided for the determination of an Indemnification Request; provided, however, that the Board of Directors may initiate such determination whenever it shall deem the same to be appropriate. In connection with such determination, such person shall be subject to all requirements of these By-laws imposed on an "Indemnitee" in respect of a determination made pursuant to Section
              15.2 hereof.

                SECTION 15.13. Personal Liability of Directors. No
              director of the Corporation shall be personally liable to any person seeking indemnification or advancement of expenses for any determination, act or omission in connection therewith.

                                  ARTICLE XVI
                                   AMENDMENTS

                SECTION 16.1. Amendments. These By-laws may be
              altered, amended or repealed and new By-laws may be adopted at any meeting of the Board of Directors of the Corporation by the affirmative vote of a majority of the members of the Board. The By-laws may also be amended or repealed, or new By-laws may be adopted, by action taken by the stockholders of the Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NORTHERN TRUST CORPORATION
                                        --------------------------
                                               (Registrant)

                                        By: /s/ Peter L. Rossiter
                                           --------------------------
                                                PETER L. ROSSITER
                                            Executive Vice President
                                              and General Counsel

Date:  July 2, 1997