Form 10-Q
period 1997-06-30
NORTHERN TRUST CORP
filed 1997-08-13
CIK 73124

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from__________to_________

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

                            ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.    Yes  X   No
                                                           ---     ---


                   111,679,056 Shares - $1.66 2/3 Par Value
             (Shares of Common Stock Outstanding on June 30, 1997)



================================================================================

                        PART I - FINANCIAL INFORMATION

Item.1 Financial Statements
CONSOLIDATED BALANCE SHEET                                                                      NORTHERN TRUST CORPORATION

                                                                                               June 30   December 31   June 30
                                                                                            ----------   -----------   -------
($ In Millions)                                                                                   1997          1996      1996
-------------------------------------------------------------------------------------       ----------   -----------   -------
Assets
Cash and Due from Banks                                                                      $ 1,791.6     $ 1,292.5    $ 1,232.9
Federal Funds Sold and Securities Purchased under Agreements to Resell                         1,919.9       1,022.6        361.3
Time Deposits with Banks                                                                       1,945.8       2,060.0      1,905.4
Other Interest-Bearing                                                                            75.6         114.3         78.5
Securities
  Available for Sale                                                                           6,556.1       4,311.7      5,795.9
  Held to Maturity (Fair value - $491.8 at June 1997, $518.9 at
   December 1996, $523.9 at June 1996)                                                           474.0         498.4        504.1
  Trading Account                                                                                  5.8           4.8          3.3
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Total Securities                                                                               7,035.9       4,814.9      6,303.3
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Loans and Leases
  Commercial and Other                                                                         7,097.0       6,379.9      6,104.4
  Residential Mortgages                                                                        4,861.1       4,557.5      4,300.8
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Total Loans and Leases (Net of unearned income - $126.4 at June 1997, $109.1 at
 December 1996, $91.1 at June 1996)                                                           11,958.1      10,937.4     10,405.2
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Reserve for Credit Losses                                                                       (148.4)       (148.3)      (147.4)
Buildings and Equipment                                                                          312.0         291.5        289.2
Customers' Acceptance Liability                                                                   41.3          44.7         34.0
Trust Security Settlement Receivables                                                            254.9         362.3        382.8
Other Assets                                                                                     864.3         816.4        906.0
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Total Assets                                                                                 $26,051.0     $21,608.3    $21,751.2
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                       $ 3,809.6     $ 3,476.7    $ 2,892.6
  Savings and Money Market Deposits                                                            3,918.1       3,880.1      3,689.6
  Savings Certificates                                                                         2,034.8       2,056.3      2,063.6
  Other Time                                                                                     857.6         462.7        456.7
  Foreign Offices - Demand                                                                       543.3         410.7        382.4
                  - Time                                                                       4,727.7       3,509.7      3,782.9
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Total Deposits                                                                                15,891.1      13,796.2     13,267.8
Federal Funds Purchased                                                                          621.1         653.0      1,096.0
Securities Sold Under Agreements to Repurchase                                                 1,059.2         966.1      1,699.0
Commercial Paper                                                                                 149.4         149.0        144.2
Other Borrowings                                                                               4,654.4       3,142.1      3,077.2
Senior Notes                                                                                     655.0         305.0        205.0
Long-Term Debt (Qualifying as risk-based capital-$315.0 at June 1997, $334.6 at
 December 1996, $234.6 at June 1996)                                                             443.5         427.8        332.1
Floating Rate Capital Securities (Qualifies as risk-based capital)                               267.3             -            -
Liability on Acceptances                                                                          41.3          44.7         34.0
Other Liabilities                                                                                619.8         580.3        402.2
-------------------------------------------------------------------------------------        ---------     ---------    ---------
  Total Liabilities                                                                           24,402.1      20,064.2     20,257.5
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Stockholders' Equity
Preferred Stock                                                                                  120.0         120.0        120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at June 1997, and
  140,000,000 shares at December 1996 and June 1996; Outstanding 111,679,056 at
  June 1997, 111,247,732 at December 1996 and 56,272,053 at June 1996                            189.9         189.9         95.0
Capital Surplus                                                                                  224.5         231.7        329.5
Retained Earnings                                                                              1,214.4       1,110.2      1,016.4
Net Unrealized Gain (Loss) on Securities Available for Sale                                        2.2           1.6         (1.1)
Common Stock Issuable - Performance Plan                                                          11.7          10.4         10.4
Deferred Compensation - ESOP and Other                                                           (35.7)        (35.5)       (37.7)
Treasury Stock - (at cost, 2,281,706 shares at June 1997, 2,712,780 shares at
  December 1996, and 707,526 shares at June 1996)                                                (78.1)        (84.2)       (38.8)
-------------------------------------------------------------------------------------        ---------     ---------    ---------
  Total Stockholders' Equity                                                                   1,648.9       1,544.1      1,493.7
-------------------------------------------------------------------------------------        ---------     ---------    ---------
Total Liabilities and Stockholders' Equity                                                   $26,051.0     $21,608.3    $21,751.2
-------------------------------------------------------------------------------------        ---------     ---------    ---------

CONSOLIDATED STATEMENT OF INCOME                                                         NORTHERN TRUST CORPORATION

                                                                                Second Quarter                 Six Months
                                                                                Ended June 30                 Ended June 30
                                                                           ------------------------      -------------------------
($ In Millions Except Per Share Information)                                      1997         1996             1997          1996
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Interest Income
    Loans and Leases                                                            $195.9       $169.3           $379.5        $333.2
    Securities
        Available For Sale                                                        83.6         83.5            155.7         168.5
        Held to Maturity                                                           7.8          8.1             15.7          16.5
        Trading Account                                                             .2           .1               .3            .3
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
    Total Securities                                                              91.6         91.7            171.7         185.3
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
    Time Deposits with Banks                                                      31.5         20.9             58.7          43.7
    Federal Funds Sold and Securities Purchased under Agreements to Resell
        and Other Interest-Bearing                                                12.8          4.2             21.9           8.8
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Total Interest Income                                                            331.8        286.1            631.8         571.0
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Interest Expense
    Deposits                                                                     124.4        109.6            238.6         221.1
    Federal Funds Purchased                                                       19.0         22.5             38.6          51.2
    Securities Sold under Agreements to Repurchase                                17.6         28.0             39.3          54.1
    Commercial Paper                                                               1.9          2.0              3.8           3.9
    Other Borrowings                                                              44.3         18.7             67.2          31.5
    Senior Notes                                                                   3.5          3.4              7.2           7.5
    Long-Term Debt                                                                 8.0          6.4             16.0          12.8
    Floating Rate Capital Securities                                               3.9            -              5.8             -
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Total Interest Expense                                                           222.6        190.6            416.5         382.1
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Net Interest Income                                                              109.2         95.5            215.3         188.9
Provision for Credit Losses                                                         .5          4.0              1.0           9.0
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Net Interest Income after Provision for Credit Losses                            108.7         91.5            214.3         179.9
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Noninterest Income
    Trust Fees                                                                   168.3        149.2            326.6         293.6
    Treasury Management Fees                                                      15.0         14.5             29.6          27.5
    Foreign Exchange Trading Profits                                              23.9         15.1             44.3          27.6
    Security Commissions and Trading Income                                        6.6          6.4             12.5          12.7
    Other Operating Income                                                         9.4         10.4             18.9          22.1
    Investment Security Gains                                                        -           .1               .6            .4
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Total Noninterest Income                                                         223.2        195.7            432.5         383.9
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Income before Noninterest Expenses                                               331.9        287.2            646.8         563.8
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Noninterest Expenses
    Salaries                                                                     107.6         90.0            209.0         177.7
    Pension and Other Employee Benefits                                           20.5         18.4             41.6          38.8
    Occupancy Expense                                                             16.4         14.9             32.5          30.0
    Equipment Expense                                                             14.9         14.1             29.8          28.1
    Other Operating Expenses                                                      57.6         54.7            110.6         102.0
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Total Noninterest Expenses                                                       217.0        192.1            423.5         376.6
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Income before Income Taxes                                                       114.9         95.1            223.3         187.2
Provision for Income Taxes                                                        39.5         31.7             76.2          62.3
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Net Income                                                                     $  75.4      $  63.4           $147.1        $124.9
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Net Income Applicable to Common Stock                                          $  74.2      $  62.2           $144.7        $122.4
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Net Income Per Common Share - Primary                                          $   .65      $   .54           $ 1.26        $ 1.07
                            - Fully Diluted                                        .65          .54             1.26          1.06
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------
Average Number of Common Shares Outstanding - Primary                      114,483,841  114,889,434      114,566,949   114,935,654
                                            - Fully Diluted                114,790,430  115,171,150      114,837,949   115,609,548
-------------------------------------------------------------------------  -----------  -----------      -----------   -----------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                NORTHERN TRUST CORPORATION

                                                                                  Six Months
                                                                                 Ended June 30
                                                                            ----------------------
(In Millions)                                                                   1997          1996
---------------------------------------------------------------------       --------      --------
Preferred Stock
Balance at January 1                                                        $  120.0      $  170.0
Conversion of Preferred Stock, Series E                                            -         (50.0)
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                             120.0         120.0
---------------------------------------------------------------------       --------      --------
Common Stock
Balance at January 1                                                           189.9          93.6
Conversion of Preferred Stock, Series E                                            -           1.4
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                             189.9          95.0
---------------------------------------------------------------------       --------      --------
Capital Surplus
Balance at January 1                                                           231.7         306.1
Stock Issued - Incentive Plan and Awards                                        (7.2)         (5.8)
Conversion of Preferred Stock, Series E                                            -          29.2
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                             224.5         329.5
---------------------------------------------------------------------       --------      --------
Retained Earnings
Balance at January 1                                                         1,110.2         928.8
Net Income                                                                     147.1         124.9
Dividends Declared on Common Stock                                             (40.2)        (35.0)
Dividends Declared on Preferred Stock                                           (2.7)         (2.3)
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                           1,214.4       1,016.4
---------------------------------------------------------------------       --------      --------
Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1                                                             1.6           2.6
Unrealized Gain (Loss), net                                                       .6          (3.7)
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                               2.2          (1.1)
---------------------------------------------------------------------       --------      --------
Common Stock Issuable - Performance Plan
Balance at January 1                                                            10.4          14.7
Stock Issuable, net of Stock Issued                                              1.3          (4.3)
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                              11.7          10.4
---------------------------------------------------------------------       --------      --------
Deferred Compensation - ESOP and Other
Balance at January 1                                                           (35.5)        (39.4)
Compensation Deferred                                                           (4.6)         (1.9)
Compensation Amortized                                                           4.4           3.6
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                             (35.7)        (37.7)
---------------------------------------------------------------------       --------      --------
Treasury Stock
Balance at January 1                                                           (84.2)        (23.8)
Stock Options and Awards                                                        38.0          28.9
Stock Purchased                                                                (31.9)        (63.1)
Conversion of Preferred Stock, Series E                                            -          19.2
---------------------------------------------------------------------       --------      --------
Balance at June 30                                                             (78.1)        (38.8)
---------------------------------------------------------------------       --------      --------
Total Stockholders' Equity at June 30                                       $1,648.9      $1,493.7
---------------------------------------------------------------------       --------      --------



CONSOLIDATED STATEMENT OF CASH FLOWS                                                        NORTHERN TRUST CORPORATION

                                                                                                    Six Months
                                                                                                   Ended June 30
                                                                                          ------------------------------
(In Millions)                                                                                       1997           1996
----------------------------------------------------------------------------------------  --------------- --------------
Cash Flows From Operating Activities:
Net Income                                                                                    $   147.1     $    124.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Provision for Credit Losses                                                                       1.0            9.0
  Depreciation on Buildings and Equipment                                                          24.7           23.7
  Decrease in Interest Receivable                                                                   7.3              -
  Increase in Interest Payable                                                                     10.0            3.0
  Amortization and Accretion of Securities and Unearned Income                                    (92.8)         (55.7)
  Amortization of Software, Goodwill and Other Intangibles                                         23.4           21.9
  Net (Increase) Decrease in Trading Account Securities                                            (1.0)          85.6
  Other Noncash, net                                                                              (26.1)        (237.9)
----------------------------------------------------------------------------------------  --------------- --------------
  Net Cash Provided by (Used in) Operating Activities                                              93.6          (25.5)
----------------------------------------------------------------------------------------  --------------- --------------
Cash Flows From Investing Activities:
  Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell         (897.3)        (199.2)
  Net (Increase) Decrease in Time Deposits with Banks                                             114.2         (337.8)
  Net (Increase) Decrease in Other Interest-Bearing Assets                                         38.7          (24.0)
  Purchases of Securities-Held to Maturity                                                        (67.1)        (141.5)
  Proceeds from Maturity and Redemption of Securities-Held to Maturity                             92.3          175.9
  Purchases of Securities-Available for Sale                                                  (29,308.7)     (20,717.9)
  Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                 27,173.2       20,092.8
  Net Increase in Loans and Leases                                                             (1,041.0)        (510.5)
  Purchases of Buildings and Equipment                                                            (25.2)         (31.4)
  Net (Increase) Decrease in Trust Security Settlement Receivables                                107.4          (55.7)
  Other, net                                                                                       (3.4)         (13.4)
----------------------------------------------------------------------------------------  ---------------- -------------
  Net Cash Used in Investing Activities                                                        (3,816.9)      (1,762.7)
----------------------------------------------------------------------------------------  ---------------- -------------
Cash Flows From Financing Activities:
  Net Increase in Deposits                                                                      2,094.9          779.6
  Net Decrease in Federal Funds Purchased                                                         (31.9)      (1,204.1)
  Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                        93.1         (159.7)
  Net Increase (Decrease) in Commercial Paper                                                        .4           (2.5)
  Net Increase in Short-Term Other Borrowings                                                   1,526.4        2,358.2
  Proceeds from Term Federal Funds Purchased                                                      260.4        1,340.9
  Repayments of Term Federal Funds Purchased                                                     (274.5)      (1,497.8)
  Proceeds from Senior Notes & Long-Term Debt                                                     552.8          701.5
  Repayments of Senior Notes & Long-Term Debt                                                    (207.1)        (516.0)
  Proceeds from Floating Rate Capital Securities                                                  267.3              -
  Treasury Stock Purchased                                                                        (28.6)         (58.8)
  Net Proceeds from Stock Options                                                                   8.6            5.2
  Cash Dividends Paid on Common and Preferred Stock                                               (42.7)         (37.3)
  Other, net                                                                                        3.3            3.0
----------------------------------------------------------------------------------------  ---------------- -------------
  Net Cash Provided by Financing Activities                                                     4,222.4        1,712.2
----------------------------------------------------------------------------------------  ---------------- -------------
  Increase (Decrease) in Cash and Due from Banks                                                  499.1          (76.0)
  Cash and Due from Banks at Beginning of Year                                                  1,292.5        1,308.9
----------------------------------------------------------------------------------------  ---------------- -------------
Cash and Due from Banks at June 30                                                         $    1,791.6     $  1,232.9
----------------------------------------------------------------------------------------  ---------------- -------------
Schedule of Noncash Investing and Financing Activities:
  Conversion of Preferred Stock, Series E to Common Stock                                  $          -     $     49.7
  Building and Capital lease Obligation                                                            20.0              -
Supplemental Disclosures of Cash Flow Information:
  Interest Paid on Deposits and Short- and Long-Term Borrowings                            $      406.6     $    379.1
  Income Taxes Paid                                                                                40.1           34.9
----------------------------------------------------------------------------------------  ---------------- -------------

Notes to Consolidated Financial Statements

1.   Accounting Policies

A. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1997 and 1996 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

     Per share data and average shares outstanding for 1996 have been restated to give effect to the two-for-one stock split effected by means of a 100% stock distribution on December 9, 1996.

B. Interest Risk Management Instruments - The Securities and Exchange Commission recently adopted new rules that require more detailed disclosure of accounting policies for derivative financial instruments. The following accounting policy disclosures supplement the disclosures included in Note 1f of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders and are presented below in response to the new rules.

     Client-Related and Trading Instruments. Interest risk management instruments entered into to meet clients' interest risk management needs or for trading purposes are carried at fair value, with realized and unrealized gains and losses included in security commissions and trading income.

     Asset/Liability Management Instruments. Interest rate swaps are the primary interest risk management instrument used for asset/liability management purposes. Futures contracts, options, and similar contracts are also used for asset/liability management, but these contracts do not have a material impact on Northern Trust's financial condition or net income. The hedge accounting method is applied to interest rate swaps that meet the hedge criteria listed on the following page. Under this method, the accrued interest income or expense on the swap is recognized as a component of the interest income or expense of the hedged item. Unrealized gains and losses on such swaps are recognized consistent with the method of accounting for the hedged items. For example, there is no recognition of unrealized gains and losses on swaps used to hedge items that are carried at their amortized cost. Unrealized gains and losses on interest rate swaps used to hedge available for sale securities are reported in stockholders' equity, net of applicable taxes.

   Hedge Criteria for Interest Rate Swaps:

   1)  The swap must reduce Northern Trust's interest rate risk.

   2) The swap must achieve its intended objective of converting the yield on the hedged asset or liability to the desired rate. This criteria is assumed to have been met if the interest rate on the hedged asset or liability is identical to the offsetting interest rate on the swap. If the two rates are not identical, the correlation between the levels of the two rates since the inception of the swap must be measured to ensure that the swap is meeting its intended objective.

   3) The notional amount of the swap must be less than or equal to the par amount of the item being hedged.

   4) If a forward swap is entered into to hedge an anticipated transaction, the significant terms (e.g., the expected date, type of instrument, quantity, and maturity date) of the anticipated transaction must be identified, and it must be probable that the anticipated transaction will occur.

   If an interest risk management instrument is terminated or ceases to qualify for hedge accounting treatment, any realized or unrealized gain or loss at the time is deferred and amortized over the remainder of the original hedge period. Any subsequent realized or unrealized gains or losses on instruments that no longer meet the hedge criteria are reported as security commissions and trading income in the consolidated statement of income. If the item being hedged is sold, any deferred or unrealized gain or loss on the interest risk management instrument at the time of the transaction is considered in the calculation of the gain or loss on the sale. If the interest risk management instrument is not terminated, it must be marked to market on a prospective basis, with realized and unrealized gains and losses included in security commissions and trading income in the consolidated statement of income.

   Cash collected and disbursed in connection with interest risk management instruments is reported in the consolidated statement of cash flows under the heading "Cash Flows From Operating Activities".

2. Securities - The following table summarizes the book and fair values of securities:

                                                June 30, 1997              December 31, 1996           June 30, 1996
                                      ---------------------------------------------------------------------------------
                                            Book           Fair            Book        Fair         Book        Fair
(In Millions)                               Value          Value           Value       Value        Value       Value
-----------------------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                         $   66.1       $   66.1        $   73.4    $   73.5     $  114.2    $  114.1
  Obligations of States and
    Political Subdivisions                   298.0          316.8           315.9       336.3        341.3       361.2
  Federal Agency                              16.2           16.2            18.2        18.2         18.2        18.2
  Other                                       93.7           92.7            90.9        90.9         30.4        30.4
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                     474.0          491.8           498.4       518.9        504.1       523.9
-----------------------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                            739.6          739.6           906.7       906.7      1,763.9     1,763.9
  Obligations of States and
    Political Subdivisions                   118.4          118.4           117.0       117.0         79.5        79.5
  Federal Agency                           5,523.8        5,523.8         3,096.9     3,096.9      3,779.9     3,779.9
  Preferred Stock                            137.0          137.0           139.4       139.4        110.7       110.7
  Other                                       37.3           37.3            51.7        51.7         61.9        61.9
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                   6,556.1        6,556.1         4,311.7     4,311.7      5,795.9     5,795.9
-----------------------------------------------------------------------------------------------------------------------
Trading Account                                5.8            5.8             4.8         4.8          3.3         3.3
-----------------------------------------------------------------------------------------------------------------------
Total Securities                          $7,035.9       $7,053.7        $4,814.9    $4,835.4     $6,303.3    $6,323.1
-----------------------------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                     June 30, 1997
-----------------------------------------------------------------------------------------------------------------
                                                                               Gross Unrealized
                                                             Book              -----------------         Fair
(In Millions)                                                Value             Gains      Losses         Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                            $   66.1            $  --      $ --          $  66.1
Obligations of States and Political Subdivisions              298.0             18.8        --            316.8
Federal Agency                                                 16.2               .1        .1             16.2
Other                                                          93.7               --       1.0             92.7
-----------------------------------------------------------------------------------------------------------------
Total                                                      $  474.0            $18.9      $1.1          $491.8
-----------------------------------------------------------------------------------------------------------------

Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                                    June 30, 1997
-----------------------------------------------------------------------------------------------------------------
                                                                            Gross Unrealized
                                                          Amortized        -----------------            Fair
(In Millions)                                               Cost           Gains      Losses            Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                          $  739.4           $ .8      $ .6            $  739.6
Obligations of States and Political Subdivisions            114.5            3.9        --               118.4
Federal Agency                                            5,523.7            2.0       1.9             5,523.8
Preferred Stock                                             137.1             --        .1               137.0
Other                                                        38.2             --        .9                37.3
-----------------------------------------------------------------------------------------------------------------
Total                                                    $6,552.9           $6.7      $3.5            $6,556.1
-----------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $2.7 million and $2.4 million, respectively, as of June 30, 1997. At June 30, 1997, stockholders' equity included a credit of $2.2 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $8.2 billion on June 30, 1997, $5.5 billion on December 31, 1996 and $6.3 billion on June 30, 1996.

4. Contingent Liabilities - Standby letters of credit outstanding were $1.4 billion on June 30, 1997, $1.3 billion on December 31, 1996 and $1.3 billion on June 30, 1996.

5. Loans and Leases - The following table summarizes amounts outstanding in selected loan categories:



(In Millions)                      June 30,        December 31,      June 30,
                                     1997             1996             1996
------------------------------------------------------------------------------
Domestic
  Residential Real Estate         $ 4,861.1         $ 4,557.5       $ 4,300.8
  Commercial and Industrial         3,463.2           3,161.4         3,293.8
  Broker                              334.0             389.1           284.2
  Commercial Real Estate              602.2             557.7           577.9
  Consumer                          1,104.0             989.8           803.4
  Other                               643.2             632.1           468.0
  Lease Financing                     295.3             267.8           209.3
------------------------------------------------------------------------------
Total Domestic                     11,303.0          10,555.4         9,937.4
International                         655.1             382.0           467.8
Total Loans and Leases            $11,958.1         $10,937.4       $10,405.2
------------------------------------------------------------------------------

At June 30, 1997, other domestic and international loans included $847.0 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $765.3 million at December 31, 1996 and $588.6 million at June 30, 1996.

At June 30, 1997, nonperforming loans totaled $55.3 million. Included in this amount were loans with a recorded investment of $52.7 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $12.0 million had no portion of the reserve for credit losses allocated to them, while $40.7 million had an allocated reserve of $3.4 million. For the second quarter of 1997, the total recorded investment in impaired loans averaged $28.0 million. Total interest income recorded on impaired loans for the quarter ended June 30,1997 was $26 thousand, recognized on the accrual-basis method of accounting.

At June 30, 1996, nonperforming loans totaled $38.9 million and included $35.4 million of impaired loans. Of these impaired loans, $14.6 million had no reserve allocation while $20.8 million had an allocated reserve of $1.0 million. Impaired loans for the second quarter of 1996 averaged $27.8 million with $166 thousand of interest income recognized principally on the cash-basis method of accounting.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:


                                    Six Months
                                   Ended June 30
                                 ----------------
(In Millions)                      1997     1996
-------------------------------------------------
Balance at Beginning of Period    $148.3   $147.1
Charge-Offs
  Commercial Real Estate             (.6)    (3.9)
  Other                             (2.4)    (5.7)
  International                        -      (.2)
-------------------------------------------------
Total Charge-Offs                   (3.0)    (9.8)
-------------------------------------------------
Recoveries                           2.1      1.1
-------------------------------------------------
Net Charge-Offs                      (.9)    (8.7)
Provision for Credit Losses          1.0      9.0
-------------------------------------------------
Balance at End of Period          $148.4   $147.4
-------------------------------------------------

7. Floating Rate Capital Securities - On April 25, 1997, the Corporation issued, through a separate wholly owned statutory business trust, $120 million of Floating Rate Capital Securities, Series B, which qualify as tier 1 capital. These securities were issued at a discount to yield 67.9 basis points above the three-month London Interbank Offered Rate (LIBOR) and mature on April 15, 2027.

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

The following data, which is presented for comparative purposes only, shows the pro forma effect on EPS of adopting SFAS No. 128:



                                         Second Quarter Ended       Six Months Ended
                                               June 30                  June 30
                                      --------------------------------------------------
                                         1997      1996              1997       1996

----------------------------------------------------------------------------------------
Earnings Per Share (as reported)
  Primary                                $.65        $.54           $1.26        $1.07
  Fully Diluted                           .65         .54            1.26         1.06
----------------------------------------------------------------------------------------
Pro Forma Earnings Per Share
(computed according to SFAS No. 128)
  Basic                                  $.67        $.55           $1.30        $1.09
  Diluted                                 .65         .54            1.26         1.06
----------------------------------------------------------------------------------------

9.  Lease/Purchase Commitment - In June 1997, The Northern Trust Company (the
Bank) entered into an agreement to purchase a building and adjacent land located across the street from the Bank's Chicago Operations Center for $23.5 million in January 2000. The building, which contains approximately 340,000 square feet of rentable office space, will be used for future expansion and to relocate the computer data center and some personnel currently located in leased facilities in downtown Chicago. Prior to the purchase date, the Bank will lease, in phases, approximately two floors of this six-story building.

The transaction is being accounted for as a capital lease obligation. The present value of the land and building is reported in buildings and equipment, and the lease obligation appears in long-term debt in the consolidated balance sheet.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER EARNINGS HIGHLIGHTS

Net income per common share on a fully diluted basis increased 20% to a record $.65 for the second quarter, up from $.54 earned a year ago. Net income increased 19% to a record $75.4 million from the $63.4 million earned in the second quarter of last year. This earnings performance produced an annualized return on average common equity (ROE) of 20.01% versus 18.47% reported last year, and an annualized return on average assets (ROA) of 1.27% versus 1.21% in 1996. Total revenues stated on a fully taxable equivalent basis increased 14% in the quarter to $340.9 million. Trust fees, foreign exchange trading profits and net interest income all registered double-digit growth, while noninterest expenses increased 13%.

The 20% earnings per share growth significantly exceeded Northern Trust's strategic financial target for this measure and return on common equity was at the upper end of its 18-20% strategic target. The productivity ratio, which is derived by dividing total taxable equivalent revenue by noninterest expenses, was 157%. Northern Trust's recently increased target for this measure is 160%.


NONINTEREST INCOME

Noninterest income increased 14% and totaled $223.2 million for the quarter, accounting for 65% of total taxable equivalent revenue. Trust fees of $168.3 million increased 13% or $19.1 million over the like period of 1996, and represented 75% of noninterest income and 49% of total taxable equivalent revenue. This fee growth was driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration at June 30, 1997 increased 30% and totaled $898.4 billion compared to $692.9 billion a year ago and $823.0 billion at March 31, 1997.

Trust fees from Personal Financial Services (PFS) increased 12% from the prior year level of $72.3 million and totaled $81.1 million for the second quarter, reflecting strong growth throughout Northern Trust's five-state network of PFS offices. PFS trust fee growth resulted primarily from exceptionally strong new business, with the ratio of new business to lost or terminated business continuing to exceed the Corporation's 4:1 goal, and from favorable equity markets. The PFS Wealth Management Group, which administers significant family-asset pools nationwide, continued to achieve excellent performance, with trust fees increasing 31% to $7.2 million, and now administers $25.6 billion of trust assets. Total personal trust assets under administration increased $19.0 billion from the prior year and $8.1 billion since March 31, 1997, and totaled $95.7 billion at June 30, 1997. Of this amount, $56.4 billion was under management compared to $45.1 billion one year ago and $52.1 billion at March 31, 1997.

During the second quarter of 1997, Northern Trust expanded its Florida presence by opening the Doral office in Dade County, the 24th office in that state. With the addition of this new office, Northern Trust's national network of PFS offices consists of 61 locations in Illinois, Florida, California, Arizona and Texas. Trust fees generated outside of Illinois now comprise approximately one-half of total PFS trust fees.

Trust fees from Corporate and Institutional Services (C&IS) increased 13% to $87.2 million from $76.9 million in the year-ago quarter. These fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the second quarter fee growth. Securities lending, which generally benefits in the second quarter from strong seasonal demand for international equity securities, continued to achieve outstanding results, with fees increasing 35% from the prior year quarter to $19.2 million. Fees from investment management services, including the activities of Northern Trust Global Advisors, Inc., were also strong, increasing 25% from last year's second quarter. The overall increase in C&IS trust fees reflects net new business, moderated by the effect of changing pricing structures for client relationships which focus on total client revenues. These revenues increasingly include earnings from custody-related deposits and foreign exchange trading profits which are not reflected in trust fees. Approximately two-thirds of net annualized fees on C&IS trust services sold in the quarter came from new clients, reflecting continuing industry consolidation. C&IS trust assets under administration grew $186.5 billion or 30% over last year and $67.3 billion since March 31, 1997, and now total $802.7 billion. Of this amount, $102.0 billion is managed by Northern Trust, compared to $74.8 billion one year ago and $91.4 billion at March 31, 1997. Trust assets under administration included approximately $123 billion of global custody assets.

Foreign exchange trading profits established a record, increasing 58% to $23.9 million from $15.1 million in the year-ago quarter. The record profits resulted from a combination of higher volumes and significant rate volatility. Factors impacting foreign exchange rates during the quarter included the continued uncertainty surrounding the viability of the proposed European monetary union, the strengthening of the Japanese yen in relation to the U.S. dollar, and increased volatility in several of the secondary Asian currencies.

Fees generated from treasury management services were $15.0 million, also a new high, up from $14.5 million in the comparable quarter last year. Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 5% from the second quarter of 1996 to $23.0 million, reflecting the continued growth in new business from both new and existing clients. The growth was concentrated primarily within the electronic-based products.

Security commissions and trading income totaled $6.6 million compared with $6.4 million reported in the second quarter of 1996. The slight increase was due primarily to higher commission revenues at Northern Futures Corporation.

Other operating income primarily includes loan, letter of credit and deposit-related service fees, and totaled $9.4 million for the quarter compared with $10.4 million in the prior year. The decline from the prior year was due primarily to lower balances held at banks serving as global subcustodians resulting in a reduction in compensation received. The lower balances partially reflect a more aggressive approach to investing these otherwise idle funds in money market assets with the related benefit recognized in net interest income.

On July 15, 1997, The Northern Trust Company (Bank) reached a settlement with Illinois banking regulators concerning the disposition of certain unclaimed balances accumulated over a number of years. Based on the resolution of this matter, the Bank will record approximately $10.0 million of other operating income during the third quarter of this year.


NET INTEREST INCOME

Net interest income for the quarter totaled a record $109.2 million, 14% higher than the $95.5 million reported in the second quarter of 1996. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the second quarter was $117.7 million, up 13% from the $104.3 million reported in 1996. The increase in net interest income reflects growth in earning assets and higher levels of noninterest-related funds, driven by increases in both demand deposits and common equity. The net interest margin fell slightly to 2.20% from 2.22% reported in the year-ago quarter.

Earning assets for the second quarter averaged $21.5 billion, up 14% from the $18.9 billion average for the same quarter of 1996. The $2.6 billion growth in average earning assets was concentrated in the loan portfolio which increased 14% to average $11.6 billion and in money market assets which increased $1.4 billion on average from the prior year level. Securities declined $241 million on average, concentrated within the short-term U.S. Government portfolio.

The loan growth was concentrated primarily in the domestic portfolio. Residential mortgage loans continued to account for the largest portion of the domestic growth, increasing 14% to average $4.8 billion, comprising 41% of the total loan portfolio. Commercial and industrial loans averaged $3.6 billion during the second quarter compared to $3.3 billion in the prior year quarter. Money market assets increased $1.4 billion to average $3.4 billion in the quarter, principally driven by a higher level of foreign office time deposits resulting from growth in global custody activities and the more active investment of noninterest-bearing balances held with global subcustodians. The securities portfolio declined 4% to average $6.5 billion as short-term U.S. Government securities either matured or were sold.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $11.2 billion, up 12% or $1.2 billion from the second quarter of 1996. This growth came principally from foreign office time deposits (up $696 million), savings and money market deposits (up $242 million), and other time deposits (up $310 million). The increase in foreign office time deposits resulted primarily from growth in global custody activity. The growth in other interest-related funds resulted from higher Treasury Tax and Loan borrowings and the issuance of $270 million of Floating Rate Capital Securities during the first half of 1997. Noninterest-related funds increased 16% to average $3.3 billion, due to strong demand deposit growth and a $131 million increase in common stockholders' equity resulting from retained earnings.


PROVISION FOR CREDIT LOSSES

The provision for credit losses of $.5 million was down from $4.0 million reported in the second quarter of 1996. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.


NONINTEREST EXPENSES

Noninterest expenses totaled $217.0 million for the quarter, up $24.9 million or 13% from the year-ago quarter. The expense growth resulted primarily from staff growth, salary adjustments and higher costs for performance-based compensation. In addition, expense growth was also driven by the continuing investments in technology, PFS office expansion, the opening of a Singapore office, the expansion of the global custody network and operating costs associated with the growth in trust assets under administration.

Salaries and benefits, which represent 59% of total noninterest expenses, increased to $128.1 million from $108.4 million in the year-ago quarter. The increase in salaries and benefits resulted from salary adjustments and an 8% increase in staff levels from one year ago required to support new office expansion, growth initiatives and record volumes of new business generated by both PFS and C&IS. In addition, excellent new business development results, record foreign exchange profits, strong corporate earnings, and the price increase in Northern Trust Corporation stock all contributed to higher performance-based compensation expenses. The 29% increase in Northern Trust's stock price from March 31, 1997 alone resulted in an additional $3.5 million in compensation expense. Staff on a full-time equivalent basis at June 30, 1997 totaled 7,254, up 5% from 6,933 at the end of 1996 and 8% higher than the 6,698 at June 30, 1996.

Net occupancy expense totaled $16.4 million, up 10% from $14.9 million in the second quarter of 1996, due in large part to the opening of six additional private banking and trust offices over the past twelve months, as well as the opening of the Singapore office. The principal components of the increase were higher net rental costs, real estate taxes and maintenance expense.

Equipment expense, which includes depreciation, rental and maintenance costs, totaled $14.9 million, up $.8 million or 6% from the second quarter of 1996. The principal components of the increase were higher levels of depreciation and maintenance of computer hardware, personal computers and equipment.

Other operating expenses in the quarter totaled $57.6 million compared to $54.7 million last year. The increase in the 1997 expense level was primarily the result of continued investment in technology, expansion of the personal trust and banking office network, and higher operating expenses necessary to support business growth. The expense categories affected were computer software amortization, technical and consulting services, employee hiring and relocation costs, and business promotional expenses, partially offset by lower costs associated with processing errors.

The components of other operating expenses were as follows:


                                          Second Quarter
                                          Ended June 30
                                        -----------------
(In Millions)                              1997   1996
---------------------------------------------------------
 Business Development                     $ 8.4  $ 6.7
 Purchased Professional Services           21.0   18.3
 Telecommunications                         3.0    3.0
 Postage and Supplies                       4.9    5.3
 Software Amortization                      9.2    8.6
 Goodwill and Other Intangibles             2.5    2.4
  Amortization
 Other Expense                              8.6   10.4
----------------------------------------------------------
 Total Other Operating Expenses           $57.6  $54.7
----------------------------------------------------------

PROVISION FOR INCOME TAXES

The provision for income taxes was $39.5 million for the second quarter compared with $31.7 million in the year-ago quarter. The higher tax provision in 1997 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate was 34% for 1997 versus 33% in 1996.


SIX MONTH EARNINGS HIGHLIGHTS

Net income per common share on a fully diluted basis was $1.26 compared to $1.06 last year, an increase of 19%. Net income increased 18% to $147.1 million, up from $124.9 million in the same period of 1996. The ROE for the six month period was 19.96% versus 18.41% one year ago, while the ROA improved to 1.28% from 1.20% in the same period last year.

Total revenues stated on a FTE basis increased 13% from 1996 levels. Trust fees totaled $326.6 million, up 11% from $293.6 million last year. The fee portion of treasury management revenues totaled $29.6 million, up 8% from the $27.5 million reported in 1996. Total treasury management revenues, which in addition to fees, includes the computed value of compensating deposit balances, increased 7% to $45.4 million. These compensating deposit balances contributed to the improvement in net interest income. Foreign exchange trading profits totaled $44.3 million, up 61% from the prior year's performance. Security commissions and trading income totaled $12.5 million, essentially unchanged from the prior year. Other operating income totaled $18.9 million for the period compared with $22.1 million in 1996. The decline from the prior year was due to lower balances held at banks serving as global subcustodians resulting in a reduction in compensation received. The lower balances reflect a more aggressive approach to investing these otherwise idle funds in money market assets with the related benefit recognized in net interest income. In addition, the elimination of float-related compensation resulting from the Depository Trust Company's first quarter 1996 conversion to a same-day settlement basis for security transactions also reduced other operating income.

Net interest income stated on a FTE basis totaled $231.8 million, up 12% from the $206.3 million in the same period of 1996. The provision for credit losses decreased $8.0 million to $1.0 million in 1997. Net loan charge-offs decreased to $.9 million from $8.7 million in the prior year. Noninterest expenses were up 12% and totaled $423.5 million compared to $376.6 million a year ago.

BALANCE SHEET

Total assets at June 30, 1997 were $26.1 billion and averaged $23.9 billion for the second quarter, up 13% from last year's average of $21.0 billion. Due to increased lending activity, loans and leases grew to $12.0 billion at June 30, 1997, and averaged $11.6 billion for the quarter. This compares with $10.4 billion in total loans and leases at June 30, 1996 and $10.2 billion on average for the second quarter of last year.

Driven by continued strong earnings growth, offset in part by Northern Trust's stock buyback program, common stockholders' equity increased to $1.5 billion at June 30, 1997 and averaged $1.5 billion for the quarter, up 10% from the $1.4 billion average in last year's second quarter. Total stockholders' equity averaged $1.6 billion for the second quarter compared with $1.5 billion in 1996.

During the quarter, Northern Trust Corporation acquired a total of 305,083 of its own common shares at a cost of $14.0 million pursuant to the stock buyback program authorized by the Board of Directors. An additional 3.9 million shares may be purchased after June 30, 1997 under the buyback program.

Northern Trust's risk-based capital ratios were further strengthened by the issuance of $120 million of Floating Rate Capital Securities, Series B, which qualify as tier 1 capital for risk-based capital purposes. The securities were issued in April, 1997 at a discount to yield 67.9 basis points above three-month LIBOR. Tier 1 and total capital ratios were 9.6% and 12.9%, respectively, at June 30, 1997. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.2% at June 30, 1997, also exceeded the minimum regulatory requirement of 3%. In addition, each of Northern Trust's subsidiary banks had a ratio above 7.8% for tier 1 capital, 10.6% for total risk-based capital, and 5.9% for the leverage ratio.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at June 30, 1997 totaled $58.5 million, compared with $21.4 million at December 31, 1996 and $40.5 million at June 30, 1996. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $52.7 million, or .47% of total domestic loans and leases at June 30, 1997. The increase is principally a result of one borrower's Chapter 11 reorganization filing. Northern Trust's portion of the affected syndicated bank loan is $35.0 million. At December 31, 1996 and June 30, 1996, domestic nonaccrual loans and leases totaled $16.9 million and $36.2 million, respectively.

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


                                       June 30  March 31  December 31  June 30
                                       ----------------------------------------
(In Millions)                           1997      1997       1996       1996
-------------------------------------------------------------------------------
Nonaccrual Loans and Leases
 Domestic
  Residential Real Estate               $ 5.1     $ 5.3        $ 3.2    $ 1.9
  Commercial & Industrial                40.5       6.0          2.2      3.0
  Commercial Real Estate                  6.6       7.6         11.3     29.3
  Consumer                                 .5        .2           .2      2.0
-------------------------------------------------------------------------------
 Total Domestic                          52.7      19.1         16.9     36.2
 International                              -         -            -        -
-------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases        52.7      19.1         16.9     36.2
Restructured Loans                        2.6       2.6          2.6      2.7
Other Real Estate Owned                   3.2       2.2          1.9      1.6
-------------------------------------------------------------------------------
Total Nonperforming Assets              $58.5     $23.9        $21.4    $40.5
-------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still
 accruing)                              $28.8     $28.1        $15.2    $14.6
-------------------------------------------------------------------------------

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

The 1997 second quarter provision for credit losses was $.5 million, compared with $4.0 million in the second quarter of 1996. Net charge-offs totaled $.5 million in the second quarter of 1997, versus $3.8 million last year. The reserve for credit losses was $148.4 million or 1.24% of outstanding loans at June 30, 1997. This compares with $148.3 million or 1.36% of outstanding loans at December 31, 1996 and $147.4 million or 1.42% of outstanding loans at June 30, 1996. The lower reserve to outstanding loans ratio at June 30, 1997 is attributable to loan growth, a significant portion of which is in low-risk residential mortgage lending.

The overall quality of the loan portfolio remains strong. Management continues to monitor closely the financial condition of borrowers currently experiencing financial difficulty. Worsening operating results of these borrowers and other economic conditions could unfavorably impact the level of future charge-offs and the related provision for credit losses.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, business outlook and credit quality. These statements speak of Northern Trust's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

 . The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

 .  Regulatory developments in the U.S. and other countries where Northern
   Trust has significant business.

 . Changes in the nature of Northern Trust's competition resulting from industry consolidation, regulatory change and other factors, as well as actions taken by particular competitors.

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

Some of these uncertainties that may affect future results are discussed in more detail in the section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Risk Management" in the 1996 Annual Report to Stockholders (pp. 27-34) and in the sections of "Item 1 - Business" of the 1996 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 6-9). All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                                                                       Second Quarter
                                                        --------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                      1997                                1996
                                                        ----------------------------------  -----------------------------------
($ in Millions)                                          Interest     Volume       Rate      Interest      Volume        Rate
------------------------------------------------------- ----------  -----------   --------  ----------   -----------   --------
Average Earning Assets
Money Market Assets
  Federal Funds Sold and Resell Agreements                 $ 12.0    $   853.7       5.66%      $  3.4    $   254.4        5.51%
  Time Deposits with Banks                                   31.5      2,460.5       5.13         20.9      1,678.2        4.99
  Other Interest-Bearing                                       .8         56.9       5.84           .8         54.6        5.80
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Total Money Market Assets                                    44.3      3,371.1       5.27         25.1      1,987.2        5.08
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Securities
  U.S. Government                                            13.3        893.8       5.98         29.8      2,123.9        5.64
  Obligations of States and Political Subdivisions            9.9        415.6       9.53         10.4        419.7        9.88
  Federal Agency                                             71.5      4,947.4       5.79         55.5      3,975.4        5.62
  Other                                                       3.8        248.3       6.21          3.4        227.6        5.93
  Trading Account                                              .2          9.4       7.87           .1          9.1        7.60
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Total Securities                                             98.7      6,514.5       6.08         99.2      6,755.7        5.90
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Loans and Leases                                            197.3     11,610.4       6.82        170.6     10,176.7        6.74
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Total Earning Assets                                       $340.3    $21,496.0       6.35%      $294.9    $18,919.6        6.27%
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Average Source of Funds
Deposits
  Savings and Money Market Deposits                        $ 31.4    $ 3,901.8       3.23%      $ 28.6    $ 3,659.6        3.14%
  Savings Certificates                                       28.9      2,016.9       5.75         29.3      2,053.6        5.75
  Other Time                                                 10.7        772.6       5.55          6.2        462.6        5.40
  Foreign Offices Time                                       53.4      4,503.2       4.76         45.5      3,807.2        4.81
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Total Deposits                                              124.4     11,194.5       4.46        109.6      9,983.0        4.42
Federal Funds Purchased                                      19.0      1,386.6       5.50         22.5      1,717.9        5.27
Repurchase Agreements                                        17.6      1,323.5       5.34         28.0      2,153.1        5.23
Commercial Paper                                              1.9        137.3       5.55          2.0        142.9        5.38
Other Borrowings                                             44.3      3,284.6       5.41         18.7      1,516.3        4.97
Senior Notes                                                  3.5        245.1       5.72          3.4        254.5        5.26
Long-Term Debt                                                8.0        427.9       7.53          6.4        335.9        7.67
Floating Rate Capital Securities                              3.9        236.0       6.53           --            --         --
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Total Interest-Related Funds                                222.6     18,235.5       4.90        190.6     16,103.6        4.76
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Interest Rate Spread                                           --           --       1.45%          --           --        1.51%
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Noninterest-Related Funds                                      --      3,260.5         --           --      2,816.0          --
------------------------------------------------------- ----------  -----------   --------  ----------   -----------     -------
Total Source of Funds                                      $222.6    $21,496.0       4.15%      $190.6    $18,919.6        4.05%
------------------------------------------------------- ----------  -----------   --------    --------   -----------     -------
Net Interest Income/Margin                                 $117.7           --       2.20%      $104.3           --        2.22%
------------------------------------------------------- ---------- ------------   --------    --------   -----------     -------


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                              Second Quarter 1997/96                    Six Months 1997/96
                                                        ----------------------------------   -------------------------------------
                                                             Change Due To                         Change Due To
                                                        ------------------------              -------------------------
(In Millions)                                              Volume          Rate       Total      Volume          Rate      Total
------------------------------------------------------- ----------    -----------  ---------  -----------    ----------  ---------
Earning Assets                                              $38.3          $7.1       $45.4       $58.2         $ 1.7      $59.9
Interest-Related Funds                                       27.9           4.1        32.0        37.2          (2.8)      34.4
------------------------------------------------------- ----------    -----------  ---------  -----------    ----------  ---------
Net Interest Income                                         $10.4          $3.0       $13.4       $21.0         $ 4.5      $25.5
------------------------------------------------------- ----------    -----------  ---------  -----------    ----------   --------


                                                                                                   NORTHERN TRUST CORPORATION

                                                                                         Six Months
                                                        ---------------------------------------------------------------------------
                                                                        1997                                  1996
                                                        ---------------------------------------------------------------------------
($ in Millions)                                          Interest     Volume         Rate      Interest       Volume         Rate
-----------------------------------------------------------------------------------------------------------------------------------
Average Earning Assets
Money Market Assets
  Federal Funds Sold and Resell Agreements              $  20.5     $    747.2     5.55%      $    7.2     $     260.8     5.59%
  Time Deposits with Banks                                 58.7        2,338.7     5.06           43.7         1,711.7     5.13
  Other Interest-Bearing                                    1.4           48.5     5.77            1.6            54.0     5.93
-----------------------------------------------------------------------------------------  ----------- ----------------------------
Total Money Market Assets                                  80.6        3,134.4     5.19           52.5         2,026.5     5.21
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Securities
  U.S. Government                                          26.6          912.4     5.89           59.4         2,104.2     5.67
  Obligations of States and Political Subdivisions         19.9          418.1     9.53           20.9           420.9     9.94
  Federal Agency                                          131.1        4,605.8     5.74          112.7         3,966.0     5.71
  Other                                                     7.5          245.0     6.20            7.3           245.0     5.98
  Trading Account                                            .3            8.3     7.62             .3             9.3     7.42
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Total Securities                                          185.4        6,189.6     6.04          200.6         6,745.4     5.98
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Loans and Leases                                          382.3       11,366.8     6.78          335.3         9,977.0     6.76
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Total Earning Assets                                     $648.3      $20,690.8     6.32%        $588.4       $18,748.9     6.31%
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Average Source of Funds
Deposits
  Savings and Money Market Deposits                     $  62.1      $ 3,926.4     3.19%       $  56.7       $ 3,618.6     3.15%
  Savings Certificates                                     57.3        2,019.3     5.72           60.2         2,081.9     5.82
  Other Time                                               18.8          694.1     5.46           14.6           537.0     5.47
  Foreign Offices Time                                    100.4        4,293.7     4.72           89.6         3,692.3     4.88
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Total Deposits                                            238.6       10,933.5     4.40          221.1         9,929.8     4.48
Federal Funds Purchased                                    38.6        1,451.7     5.37           51.2         1,930.7     5.34
Repurchase Agreements                                      39.3        1,501.5     5.29           54.1         2,065.1     5.27
Commercial Paper                                            3.8          141.5     5.47            3.9           143.3     5.42
Other Borrowings                                           67.2        2,550.7     5.31           31.5         1,247.2     5.08
Senior Notes                                                7.2          255.0     5.63            7.5           284.4     5.25
Long-Term Debt                                             16.0          427.9     7.55           12.8           335.4     7.65
Floating Rate Capital Securities                            5.8          180.2     6.45            -               -         -
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Total Interest-Related Funds                              416.5       17,442.0     4.81          382.1        15,935.9     4.82
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Interest Rate Spread                                        -             -        1.51%           -               -       1.49%
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Noninterest-Related Funds                                              3,248.8       -             -           2,813.0        -
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Total Source of Funds                                   $ 416.5      $20,690.8     4.06%       $ 382.1       $18,748.9     4.10%
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
Net Interest Income/Margin                              $ 231.8           -        2.26%       $ 206.3             -       2.21%
------------------------------------------------------- ---------- -------------- ----------  ----------- -------------------------
                                                                                                                                22

                          PART II - OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

      (a.)     Exhibits
               --------

               Exhibit (11)  Computation of Per Share Earnings.

               Exhibit (27)  Financial Data Schedule.



      (b.)     Reports on Form 8-K
               -------------------

               In a report on Form 8-K the Corporation incorporated in Item 5 its April 14, 1997 press release, reporting its earnings for the first quarter of 1997. The press release, with summary financial information, was filed pursuant to Item 7.

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



                               NORTHERN TRUST CORPORATION
                               --------------------------
                                      (Registrant)



Date: August 13, 1997          By: Perry R. Pero
                                   -------------
                                   Perry R. Pero
                                   Senior Executive Vice President
                                   and Chief Financial Officer



Date: August 13, 1997          By: Harry W. Short
                                   --------------
                                   Harry W. Short
                                   Senior Vice President and
                                   Controller
                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX



The following exhibits have been filed herewith:


Exhibit
Number          Description
------          -----------

(11)            Computation of Per Share Earnings.


(27)            Financial Data Schedule.