Form 10-Q
period 1997-09-30
NORTHERN TRUST CORP
filed 1997-11-13
CIK 73124

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________


                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended September 30, 1997

                                          OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            [_]             THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_____________to_______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                 111,550,097 Shares - $1.66 2/3 Par Value
        (Shares of Common Stock Outstanding on September 30, 1997)


================================================================================


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                             NORTHERN TRUST CORPORATION

                                                                                 September 30  December 31  September 30
                                                                                 ------------  -----------  ------------
($ In Millions)                                                                          1997         1996          1996
------------------------------------------------------------------------         ------------  -----------  ------------
Assets
Cash and Due from Banks                                                             $ 2,293.6    $ 1,292.5     $ 1,068.6
Federal Funds Sold and Securities Purchased under Agreements to Resell                2,762.4      1,022.6       1,026.8
Time Deposits with Banks                                                              2,256.8      2,060.0       1,312.3
Other Interest-Bearing                                                                   45.5        114.3          39.3
Securities
  Available for Sale                                                                  5,438.0      4,311.7       5,318.2
  Held to Maturity (Fair value - $493.1 at September 1997,
    $518.9 at December 1996, $520.0 at September 1996)                                  475.8        498.4         500.6
  Trading Account                                                                        10.9          4.8           9.0
------------------------------------------------------------------------         ------------  -----------  ------------
Total Securities                                                                      5,924.7      4,814.9       5,827.8
------------------------------------------------------------------------         ------------  -----------  ------------
Loans and Leases
  Commercial and Other                                                                7,235.9      6,379.9       6,454.9
  Residential Mortgages                                                               4,987.8      4,557.5       4,454.3
------------------------------------------------------------------------         ------------  -----------  ------------
Total Loans and Leases (Net of unearned income - $146.0 at
  September 1997, $109.1 at December 1996, $111.6 at September 1996)                 12,223.7     10,937.4      10,909.2
------------------------------------------------------------------------         ------------  -----------  ------------
Reserve for Credit Losses                                                              (148.0)      (148.3)       (147.4)
Buildings and Equipment                                                                 312.4        291.5         288.8
Customers' Acceptance Liability                                                          47.0         44.7          38.5
Trust Security Settlement Receivables                                                   302.4        362.3         236.4
Other Assets                                                                            898.7        816.4         759.8
------------------------------------------------------------------------         ------------  -----------  ------------
Total Assets                                                                        $26,919.2    $21,608.3     $21,360.1
------------------------------------------------------------------------         ------------  -----------  ------------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                              $ 3,189.7    $ 3,476.7     $ 3,266.6
  Savings and Money Market Deposits                                                   3,712.3      3,880.1       3,711.0
  Savings Certificates                                                                2,039.7      2,056.3       2,035.7
  Other Time                                                                            743.9        462.7         511.6
  Foreign Offices - Demand                                                              526.2        410.7         276.9
                  - Time                                                              5,631.6      3,509.7       3,636.8
------------------------------------------------------------------------         ------------  -----------  ------------
Total Deposits                                                                       15,843.4     13,796.2      13,438.6
Federal Funds Purchased                                                                 817.9        653.0         430.1
Securities Sold Under Agreements to Repurchase                                          834.6        966.1         738.2
Commercial Paper                                                                        137.9        149.0         153.0
Other Borrowings                                                                      5,299.4      3,142.1       3,976.6
Senior Notes                                                                            885.0        305.0         205.0
Long-Term Debt (Qualifying as risk-based capital - $315.0 at
  September 1997, $334.6 at December and September 1996)                                443.7        427.8         432.0
Floating Rate Capital Securities (Qualifies as risk-based capital)                      267.4            -             -
Liability on Acceptances                                                                 47.0         44.7          38.5
Other Liabilities                                                                       645.4        580.3         431.3
------------------------------------------------------------------------         ------------  -----------  ------------
  Total Liabilities                                                                  25,221.7     20,064.2      19,843.3
------------------------------------------------------------------------         ------------  -----------  ------------
Stockholders' Equity
Preferred Stock                                                                         120.0        120.0         120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at
  September 1997, and 140,000,000 shares at December 1996 and
  September 1996; Outstanding 111,550,097 at September 1997,
  111,247,732 at December 1996 and 55,905,987 at September 1996                         189.9        189.9          95.0
Capital Surplus                                                                         225.3        231.7         327.8
Retained Earnings                                                                     1,274.3      1,110.2       1,064.1
Net Unrealized Gain (Loss) on Securities Available for Sale                               2.1          1.6           (.2)
Common Stock Issuable - Performance Plan                                                 11.7         10.4          10.4
Deferred Compensation - ESOP and Other                                                  (37.5)       (35.5)        (37.1)
Treasury Stock - (at cost, 2,410,665 shares at September 1997,
  2,712,780 shares at December 1996, and 1,073,701 shares at
  September 1996)                                                                       (88.3)       (84.2)        (63.2)
------------------------------------------------------------------------         ------------  -----------  ------------
  Total Stockholders' Equity                                                          1,697.5      1,544.1       1,516.8
------------------------------------------------------------------------         ------------  -----------  ------------
Total Liabilities and Stockholders' Equity                                          $26,919.2    $21,608.3     $21,360.1
------------------------------------------------------------------------         ------------  -----------  ------------



CONSOLIDATED STATEMENT OF INCOME                                                        NORTHERN TRUST CORPORATION

                                                                                  Third Quarter               Nine Months
                                                                               Ended September 30          Ended September 30
                                                                            -------------------------   -------------------------
($ In Millions Except Per Share Information)                                       1997          1996          1997          1996
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Interest Income
    Loans and Leases                                                             $203.3        $176.9        $582.8        $510.1
    Securities
        Available For Sale                                                         80.4          79.2         236.1         247.7
        Held to Maturity                                                            7.6           8.0          23.3          24.5
        Trading Account                                                              .1            .1            .4            .4
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
    Total Securities                                                               88.1          87.3         259.8         272.6
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
    Time Deposits with Banks                                                       34.0          20.0          92.7          63.7
    Federal Funds Sold and Securities Purchased under Agreements to
        Resell and Other Interest-Bearing                                          13.8           5.7          35.7          14.5
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Total Interest Income                                                             339.2         289.9         971.0         860.9
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Interest Expense
    Deposits                                                                      136.4         112.7         375.0         333.8
    Federal Funds Purchased                                                        19.5          22.5          58.1          73.7
    Securities Sold under Agreements to Repurchase                                 21.5          25.8          60.8          79.9
    Commercial Paper                                                                2.0           1.9           5.8           5.8
    Other Borrowings                                                               25.4          18.9          92.6          50.4
    Senior Notes                                                                   12.2           2.8          19.4          10.3
    Long-Term Debt                                                                  8.2           6.5          24.2          19.3
    Floating Rate Capital Securities                                                4.4             -          10.2             -
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Total Interest Expense                                                            229.6         191.1         646.1         573.2
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Net Interest Income                                                               109.6          98.8         324.9         287.7
Provision for Credit Losses                                                         5.0           2.5           6.0          11.5
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Net Interest Income after Provision for Credit Losses                             104.6          96.3         318.9         276.2
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Noninterest Income
    Trust Fees                                                                    177.4         148.2         504.0         441.8
    Treasury Management Fees                                                       14.8          13.9          44.4          41.4
    Foreign Exchange Trading Profits                                               33.5          15.1          77.8          42.7
    Security Commissions and Trading Income                                         6.9           5.0          19.4          17.7
    Other Operating Income                                                         22.0          12.7          40.9          34.8
    Investment Security Gains (Losses)                                               .1           (.1)           .7            .3
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Total Noninterest Income                                                          254.7         194.8         687.2         578.7
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Income before Noninterest Expenses                                                359.3         291.1       1,006.1         854.9
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Noninterest Expenses
    Salaries                                                                      116.4          92.4         325.4         270.1
    Pension and Other Employee Benefits                                            20.1          18.5          61.7          57.3
    Occupancy Expense                                                              17.7          15.5          50.2          45.5
    Equipment Expense                                                              17.6          14.2          47.4          42.3
    Other Operating Expenses                                                       62.9          51.2         173.5         153.2
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Total Noninterest Expenses                                                        234.7         191.8         658.2         568.4
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Income before Income Taxes                                                        124.6          99.3         347.9         286.5
Provision for Income Taxes                                                         43.6          32.8         119.8          95.1
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Net Income                                                                      $  81.0        $ 66.5        $228.1        $191.4
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Net Income Applicable to Common Stock                                           $  79.7        $ 65.3        $224.4        $187.7
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Net Income Per Common Share - Primary                                           $   .70        $  .57       $  1.96       $  1.63
                            - Fully Diluted                                         .69           .57          1.95          1.62
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Average Number of Common Shares Outstanding - Primary                       114,719,797   114,537,180   114,618,221   114,801,078
                                            - Fully Diluted                 115,132,817   114,842,294   115,196,488   115,594,068
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                               NORTHERN TRUST CORPORATION

                                                                                               Nine Months
                                                                                            Ended September 30
                                                                                       ----------------------------
(In Millions)                                                                                   1997          1996
------------------------------------------------------------------------------------   --------------   -----------
Preferred Stock
Balance at January 1                                                                       $  120.0      $  170.0
Conversion of Preferred Stock, Series E                                                           -         (50.0)
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                       120.0         120.0
------------------------------------------------------------------------------------   --------------   -----------
Common Stock
Balance at January 1                                                                          189.9          93.6
Conversion of Preferred Stock, Series E                                                           -           1.4
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                       189.9          95.0
------------------------------------------------------------------------------------   --------------   -----------
Capital Surplus
Balance at January 1                                                                          231.7         306.1
Stock Issued - Incentive Plan and Awards                                                       (6.4)         (7.5)
Conversion of Preferred Stock, Series E                                                           -          29.2
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                       225.3         327.8
------------------------------------------------------------------------------------   --------------   -----------
Retained Earnings
Balance at January 1                                                                        1,110.2         928.8
Net Income                                                                                    228.1         191.4
Dividends Declared on Common Stock                                                            (60.3)        (52.5)
Dividends Declared on Preferred Stock                                                          (3.7)         (3.6)
------------------------------------------------------------------------------------   -------------    -----------
Balance at September 30                                                                     1,274.3       1,064.1
------------------------------------------------------------------------------------   --------------   -----------
Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1                                                                            1.6           2.6
Unrealized Gain (Loss), net                                                                      .5          (2.8)
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                         2.1           (.2)
------------------------------------------------------------------------------------   --------------   -----------
Common Stock Issuable - Performance Plan
Balance at January 1                                                                           10.4          14.7
Stock Issuable, net of Stock Issued                                                             1.3          (4.3)
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                        11.7          10.4
------------------------------------------------------------------------------------   --------------   -----------
Deferred Compensation - ESOP and Other
Balance at January 1                                                                          (35.5)        (39.4)
Compensation Deferred                                                                          (7.8)         (2.3)
Compensation Amortized                                                                          5.8           4.6
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                       (37.5)        (37.1)
------------------------------------------------------------------------------------   --------------   -----------
Treasury Stock
Balance at January 1                                                                          (84.2)        (23.8)
Stock Options and Awards                                                                       44.5          36.3
Stock Purchased                                                                               (48.6)        (94.9)
Conversion of Preferred Stock, Series E                                                           -          19.2
------------------------------------------------------------------------------------   --------------   -----------
Balance at September 30                                                                       (88.3)        (63.2)
------------------------------------------------------------------------------------   --------------   -----------
Total Stockholders' Equity at September 30                                                 $1,697.5      $1,516.8
------------------------------------------------------------------------------------   --------------   -----------

CONSOLIDATED STATEMENT OF CASH FLOWS                  NORTHERN TRUST CORPORATION

                                                                                                     Nine Months
                                                                                                  Ended September 30
                                                                                             ----------------------------
(In Millions)                                                                                         1997          1996
-------------------------------------------------------------------------------------------  --------------  ------------
Cash Flows From Operating Activities:
Net Income                                                                                     $     228.1   $     191.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                        6.0          11.5
    Depreciation on Buildings and Equipment                                                           37.5          35.7
    (Increase) Decrease in Interest Receivable                                                       (13.0)         12.7
    Increase in Interest Payable                                                                      25.0           8.1
    Amortization and Accretion of Securities and Unearned Income                                    (129.7)        (76.0)
    Amortization of Software, Goodwill and Other Intangibles                                          39.3          32.8
    Net (Increase) Decrease in Trading Account Securities                                             (6.1)         79.9
    Other Noncash, net                                                                               (46.6)        (89.0)
-------------------------------------------------------------------------------------------  --------------  ------------
    Net Cash Provided by Operating Activities                                                        140.5         207.1
-------------------------------------------------------------------------------------------  --------------  ------------
Cash Flows From Investing Activities:
    Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell        (1,739.8)       (864.7)
    Net (Increase) Decrease in Time Deposits with Banks                                             (196.8)        255.3
    Net Decrease in Other Interest-Bearing Assets                                                     68.8          15.2
    Purchases of Securities-Held to Maturity                                                        (120.2)       (742.0)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                             145.3         782.5
    Purchases of Securities-Available for Sale                                                   (52,648.3)    (27,751.7)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                  51,688.5      27,645.3
    Net Increase in Loans and Leases                                                              (1,332.2)     (1,037.8)
    Purchases of Buildings and Equipment                                                             (38.4)        (43.0)
    Net Decrease in Trust Security Settlement Receivables                                             59.9          90.7
    Other, net                                                                                        (1.2)        (15.8)
-------------------------------------------------------------------------------------------  --------------  ------------
    Net Cash Used in Investing Activities                                                         (4,114.4)     (1,666.0)
-------------------------------------------------------------------------------------------  --------------  ------------
Cash Flows From Financing Activities:
    Net Increase in Deposits                                                                       2,047.2         950.4
    Net Increase (Decrease) in Federal Funds Purchased                                               164.9      (1,870.0)
    Net Decrease in Securities Sold under Agreements to Repurchase                                  (131.5)     (1,120.5)
    Net Increase (Decrease) in Commercial Paper                                                      (11.1)          6.3
    Net Increase in Short-Term Other Borrowings                                                    2,259.6       3,163.1
    Proceeds from Term Federal Funds Purchased                                                     1,156.8       1,611.6
    Repayments of Term Federal Funds Purchased                                                    (1,259.1)     (1,674.0)
    Proceeds from Senior Notes & Long-Term Debt                                                      803.1         801.5
    Repayments of Senior Notes & Long-Term Debt                                                     (227.2)       (516.1)
    Proceeds from Floating Rate Capital Securities                                                   267.3             -
    Treasury Stock Purchased                                                                         (44.8)        (90.5)
    Net Proceeds from Stock Options                                                                   10.5           8.4
    Cash Dividends Paid on Common and Preferred Stock                                                (63.9)        (56.0)
    Other, net                                                                                         3.2           4.4
-------------------------------------------------------------------------------------------  --------------  ------------
    Net Cash Provided by Financing Activities                                                      4,975.0       1,218.6
-------------------------------------------------------------------------------------------  --------------  ------------
    Increase (Decrease) in Cash and Due from Banks                                                 1,001.1        (240.3)
    Cash and Due from Banks at Beginning of Year                                                   1,292.5       1,308.9
-------------------------------------------------------------------------------------------  --------------  ------------
Cash and Due from Banks at September 30                                                        $   2,293.6   $   1,068.6
-------------------------------------------------------------------------------------------  --------------  ------------
Schedule of Noncash Investing and Financing Activities:
    Conversion of Preferred Stock, Series E to Common Stock                                              -   $      49.7
    Building and Capital lease Obligation                                                      $      20.0             -
Supplemental Disclosures of Cash Flow Information:
    Interest Paid on Deposits and Short- and Long-Term Borrowings                              $     621.2   $     565.1
    Income Taxes Paid                                                                                 65.4          58.4
-------------------------------------------------------------------------------------------  --------------  ------------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1997 and 1996 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to the Notes to Consolidated Financial Statements in the 1996 Annual Report to Stockholders.

     Per share data and average shares outstanding for 1996 have been restated to give effect to the two-for-one stock split effected by means of a 100% stock distribution on December 9, 1996.

2. Securities - The following table summarizes the book and fair values of securities:

                                September 30, 1997           December 31, 1996            September 30, 1996
                            -----------------------------------------------------------------------------------
                                 Book         Fair            Book        Fair            Book         Fair
(In Millions)                    Value       Value           Value       Value            Value        Value
---------------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government             $     81.0    $   81.0        $   73.4    $   73.5         $  121.9     $  121.9
  Obligations of States
    Political Subdivisions         285.7       304.0           315.9       336.3            330.1        349.5
  Federal Agency                    14.2        14.3            18.2        18.2             18.2         18.2
  Other                             94.9        93.8            90.9        90.9             30.4         30.4
---------------------------------------------------------------------------------------------------------------
Subtotal                           475.8       493.1           498.4       518.9            500.6        520.0
---------------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                  698.7       698.7           906.7       906.7          1,146.7      1,146.7
  Obligations of States and
    Political Subdivisions         119.7       119.7           117.0       117.0             80.2         80.2
  Federal Agency                 4,496.3     4,496.3         3,096.9     3,096.9          3,945.5      3,945.5
  Preferred Stock                   91.5        91.5           139.4       139.4             89.7         89.7
  Other                             31.8        31.8            51.7        51.7             56.1         56.1
---------------------------------------------------------------------------------------------------------------
Subtotal                         5,438.0     5,438.0         4,311.7     4,311.7          5,318.2      5,318.2
---------------------------------------------------------------------------------------------------------------
Trading Account                     10.9        10.9             4.8         4.8              9.0          9.0
---------------------------------------------------------------------------------------------------------------
Total Securities                $5,924.7    $5,942.0        $4,814.9    $4,835.4         $5,827.8     $5,847.2
---------------------------------------------------------------------------------------------------------------


Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                              September 30, 1997
----------------------------------------------------------------------------------------------------------------
                                                                            Gross Unrealized
                                                           Book          -----------------------            Fair
(In Millions)                                             Value           Gains         Losses             Value
----------------------------------------------------------------------------------------------------------------
U.S. Government                                         $   81.0        $     -        $     -          $   81.0
Obligations of States and Political Subdivisions           285.7           18.4             .1             304.0
Federal Agency                                              14.2             .1              -              14.3
Other                                                       94.9              -            1.1              93.8
----------------------------------------------------------------------------------------------------------------
Total                                                   $  475.8        $  18.5        $   1.2          $  493.1
----------------------------------------------------------------------------------------------------------------

Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                            September 30, 1997
----------------------------------------------------------------------------------------------------------------
                                                                             Gross Unrealized
                                                        Amortized       ------------------------          Fair
(In Millions)                                             Cost           Gains          Losses           Value
----------------------------------------------------------------------------------------------------------------
U.S. Government                                         $  697.6        $   1.3        $    .2          $  698.7
Obligations of States and Political Subdivisions           114.5            5.2              -             119.7
Federal Agency                                           4,496.2            2.0            1.9           4,496.3
Preferred Stock                                             91.6              -             .1              91.5
Other                                                       32.4              -             .6              31.8
----------------------------------------------------------------------------------------------------------------
Total                                                   $5,432.3        $   8.5        $   2.8          $5,438.0
----------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $1.0 million and $3.3 million, respectively, as of September 30, 1997. At September 30, 1997, stockholders' equity included a credit of $2.1 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $8.5 billion on September 30, 1997, $5.5 billion on December 31, 1996 and $6.4 billion on September 30, 1996.


4. Contingent Liabilities - Standby letters of credit outstanding were $1.5 billion on September 30, 1997, $1.3 billion on December 31, 1996 and $1.4 billion on September 30, 1996.

5. Loans and Leases - The following table summarizes amounts outstanding in selected loan categories:

(In Millions)                         September 30, 1997          December 31, 1996         September 30, 1996
----------------------------------------------------------------------------------------------------------------
Domestic
  Residential Real Estate                      $ 4,987.8                  $ 4,557.5                  $ 4,454.3
  Commercial and Industrial                      3,848.2                    3,161.4                    3,391.0
  Broker                                           171.5                      389.1                      276.9
  Commercial Real Estate                           617.1                      557.7                      597.7
  Consumer                                       1,141.9                      989.8                      859.6
  Other                                            615.5                      632.1                      539.6
  Lease Financing                                  311.8                      267.8                      243.3
----------------------------------------------------------------------------------------------------------------
Total Domestic                                  11,693.8                   10,555.4                   10,362.4
International                                      529.9                      382.0                      546.8
----------------------------------------------------------------------------------------------------------------
Total Loans and Leases                         $12,223.7                  $10,937.4                  $10,909.2
----------------------------------------------------------------------------------------------------------------

At September 30, 1997, other domestic and international loans included $752.5 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $765.3 million at December 31, 1996 and $688.3 million at September 30, 1996.

At September 30, 1997, nonperforming loans totaled $46.3 million. Included in this amount were loans with a recorded investment of $43.3 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $10.0 million had no portion of the reserve for credit losses allocated to them, while $33.3 million had an allocated reserve of $5.8 million. For the third quarter of 1997, the total recorded investment in impaired loans averaged $49.3 million. Total interest income recorded on impaired loans for the quarter ended September 30, 1997 was $43 thousand.

At September 30, 1996, nonperforming loans totaled $33.3 million and included $29.7 million of impaired loans. Of these impaired loans, $22.5 million had no reserve allocation while $7.2 million had an allocated reserve of $.6 million. Impaired loans for the third quarter of 1996 averaged $32.6 million with $28 thousand of interest income recognized.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

                                                                             Nine Months
                                                                          Ended September 30
                                                                          ------------------
(In Millions)                                                               1997        1996
--------------------------------------------------------------------------------------------
Balance at Beginning of Period                                            $148.3      $147.1
Charge-Offs
  Commercial Real Estate                                                     (.6)       (6.2)
  Other                                                                     (8.4)       (6.2)
  International                                                               --         (.2)
--------------------------------------------------------------------------------------------
Total Charge-Offs                                                           (9.0)      (12.6)
--------------------------------------------------------------------------------------------
Recoveries                                                                   2.7         1.4
--------------------------------------------------------------------------------------------
Net Charge-Offs                                                             (6.3)      (11.2)
Provision for Credit Losses                                                  6.0        11.5
--------------------------------------------------------------------------------------------
Balance at End of Period                                                  $148.0      $147.4
--------------------------------------------------------------------------------------------

7. Floating Rate Capital Securities - The following table summarizes Floating Rate Capital Securities outstanding:

(In Millions)                                                                       Book Value
----------------------------------------------------------------------------------------------------------------
                                                                   September 30     December 31     September 30
                                                                       1997             1996            1996
                                                                   ------------     -----------     ------------
$150 Million Series A Floating Rate Capital Securities due
  January 15, 2027                                                    $148.6            --               --

$120 Million Series B Floating Rate Capital Securities due
  April 15, 2027                                                       118.8            --               --
                                                                   ------------     -----------     ------------

                                                                      $267.4            --               --
                                                                   ============     ===========     ============

The Floating Rate Capital Securities were issued through wholly-owned statutory business trusts. The sole asset of the trusts are Subordinated Debentures of Northern Trust Corporation which have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. The Series A Securities were issued at a discount to yield 60.5 basis points above the three-month London Interbank Offered Rate (LIBOR), while the Series B Securities were issued at a discount to yield 67.9 basis points above the three-month LIBOR. Both Series A and B Securities qualify as Tier 1 capital for regulatory purposes.

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

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. It requires the restatement of all prior period EPS data presented.

The following data, which is presented for comparative purposes only, shows the pro forma effect on EPS of adopting SFAS No. 128:

                                                    Third Quarter Ended    Nine Months Ended
                                                        September 30         September 30
                                                    -----------------------------------------
                                                    1997           1996    1997         1996
---------------------------------------------------------------------------------------------
Earnings Per Share (as reported)
  Primary                                           $.70           $.57    $1.96        $1.63
  Fully Diluted                                      .69            .57     1.95         1.62
---------------------------------------------------------------------------------------------
Pro Forma Earnings Per Share
(computed according to SFAS No. 128)
  Basic                                             $.72           $.58    $2.02        $1.67
  Diluted                                            .70            .57     1.96         1.63
---------------------------------------------------------------------------------------------

9. Other Operating Income - Other operating income in the third quarter of 1997 included $10.0 million resulting from a settlement reached with Illinois banking regulators concerning the disposition of certain unclaimed balances accumulated over a number of years.

10. Acquisition - In October 1997, Northern Trust entered into an agreement to acquire ANB Investment Management and Trust Company (ANBIMC) from First Chicago NBD Corporation for approximately $50 million. ANBIMC is a leading manager of index funds with approximately $28 billion of assets under management at June 30, 1997. The transaction will be accounted for under the purchase method of accounting and is expected to close in the fourth quarter of 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER EARNINGS HIGHLIGHTS

Net income per common share on a fully diluted basis increased 21% to a record $.69 for the third quarter, up from $.57 earned a year ago. Net income increased 22% to a record $81.0 million from the $66.5 million earned in the third quarter of last year. This earnings performance produced an annualized return on average common equity (ROE) of 20.68% versus 18.93% reported last year, and an annualized return on average assets (ROA) of 1.33% versus 1.26% in 1996. Total recurring revenues stated on a fully taxable equivalent basis increased 20% in the quarter driven by record trust fees and foreign exchange trading profits while noninterest expenses, excluding certain special charges, increased 18%.

The 21% earnings per share growth and 20.68% ROE exceeded Northern Trust's strategic financial targets. The productivity ratio, which is derived by dividing total taxable equivalent revenue by noninterest expenses, was 159% compared to Northern Trust's recently increased target of 160%.

Noninterest Income

Noninterest income increased 31% and totaled $254.7 million for the quarter, accounting for 68% of total taxable equivalent revenue. Trust fees of $177.4 million increased 20% or $29.2 million over the like period of 1996, and represented 70% of noninterest income and 48% of total taxable equivalent revenue. This fee growth was driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration exceeded $1 trillion for the first time at September 30, 1997 increasing 40% or $289.4 billion from $722.7 billion a year ago. At June 30, 1997 trust assets under administration totaled $898.4 billion.

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size Northern Trust receives a smaller percentage of the increasing value as fee income. Therefore, market value or other changes in a portfolio's size do not typically have a proportionate impact on the level of trust fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Trust fees from Personal Financial Services (PFS) increased 19% from the prior year level of $73.6 million and totaled $87.5 million for the third quarter, reflecting strong growth in new business throughout Northern Trust's five-state network of PFS offices and favorable equity markets. The PFS Wealth Management Group, which administers significant family-asset pools nationwide, continued to achieve excellent performance, with trust fees increasing 32% to $7.9 million, and now administers $27.8 billion of trust assets. Total personal trust assets under administration increased $20.2 billion from the prior year and $5.3 billion since June 30, 1997, and totaled $101.0 billion at September 30, 1997, exceeding $100 billion for the first time. Of this amount, $59.0 billion was under management compared to $47.2 billion one year ago and $56.4 billion at June 30, 1997.

During the third quarter, Northern Trust expanded its Arizona presence by opening a northwest Tucson office, the seventh location in that state. With the addition of this new office, Northern Trust's national network of Personal Financial Services offices includes 62 locations in Illinois, Florida, California, Arizona and Texas.

Trust fees from C&IS increased 21% to $89.9 million from $74.6 million in the year-ago quarter. These fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the third quarter fee growth. Securities lending continued to achieve outstanding results, with fees increasing 47% from the prior year quarter to $18.0 million. Fees from investment management services, including the activities of Northern Trust Global Advisors, Inc., were also strong, increasing 22% from last year's third quarter. C&IS trust assets under administration grew $269.2 billion or 42% over last year and $108.4 billion since June 30, 1997, and now total $911.1 billion. Of this amount, $105.5 billion is managed by Northern Trust, compared to $77.1 billion one year ago and $102.0 billion at June 30, 1997. Trust assets under administration included approximately $126 billion of global custody assets.

In early October, Northern Trust announced an agreement to acquire ANB Investment Management and Trust Company, a leading manager of index funds, from First Chicago NBD Corporation for approximately $50 million. This firm had assets under management of approximately $28 billion at June 30, 1997 and will complement Northern Trust's well-established and growing investment management business.

Foreign exchange trading profits set another record, increasing 122% to $33.5 million from $15.1 million in the same quarter last year. The record profits reflect both increased cross-border trading volumes as Northern Trust's global custody assets continue to grow and volatility in the currency markets, particularly in the southeastern Asia region.

Fees generated from treasury management services were $14.8 million, up from $13.9 million in the comparable quarter last year. Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 4% from the third quarter of 1996 to $22.7 million, reflecting the continued growth in new business from both new and existing clients.

Security commissions and trading income totaled $6.9 million compared with $5.0 million reported in the third quarter of 1996. The increase primarily reflects strong growth in security brokerage activities.

Other operating income totaled $22.0 million for the quarter compared with $12.7 million reported in the third quarter of 1996. Included in this total was $10.0 million resulting from a settlement reached with Illinois banking regulators concerning the disposition of certain unclaimed balances accumulated over a number of years. Other operating income, excluding this nonrecurring item, consisted primarily of loan, letter of credit and deposit-related service fees, and totaled $12.0 million for the quarter, 6% lower than the prior year. This decline was due primarily to nonrecurring items recorded in last year's third quarter which included fees from the renegotiation of a treasury management services contract and gains recorded from the disposition of securities received in a prior year loan restructuring.

Net Interest Income

Net interest income for the quarter totaled $109.6 million, 11% higher than the $98.8 million reported in the third quarter of 1996. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the third quarter was $117.6 million, up 10% from the $107.2 million reported in 1996.
The increase in net interest income reflects growth in earning assets and higher levels of noninterest-related funds, driven by increases in both demand deposits and common equity. The net interest margin declined to 2.14% from 2.26% reported in the year-ago quarter. The decrease in the net interest margin is attributable to a higher proportion of low-spread money market assets and narrowing spreads earned on federal agency securities due to the flattening of the yield curve.

Earning assets for the third quarter averaged $21.8 billion, up 15% from the $18.9 billion average for the same quarter of 1996. The $2.9 billion growth in average earning assets was concentrated in the loan portfolio, which increased 14% to average $12.0 billion, and in money market assets, which increased $1.5 billion on average from the prior year level.

The loan growth was concentrated predominantly in the domestic portfolio. Residential mortgage loans continued to account for the largest portion of the domestic growth, increasing 12% to average $4.9 billion, comprising 41% of the total loan portfolio. Commercial and industrial loans averaged $3.6 billion during the third quarter compared to $3.4 billion in the prior year quarter. Money market assets increased from $2.1 billion in last year's third quarter to average $3.6 billion in the current quarter, principally driven by a higher level of foreign office time deposits resulting from growth in global custody activities, and the more active short-term investment of noninterest-bearing balances previously held with global subcustodians. The securities portfolio remained virtually unchanged at $6.2 billion on average for the quarter.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $11.9 billion, up 17% or $1.7 billion from the third quarter of 1996. This growth came principally from foreign office time deposits (up $1.2 billion), savings and money market deposits (up $262 million), and other time deposits (up $248 million). The increase in foreign office time deposits resulted primarily from growth in global custody activity. Other interest-related funds grew 11% resulting from the issuance of senior medium-term notes and $270 million of Floating Rate Capital Securities. Noninterest-related funds increased 19% to average $3.4 billion, due to strong demand deposit growth and a $160 million increase in common stockholders' equity resulting from retained earnings.

Provision for Credit Losses

The provision for credit losses of $5.0 million increased from $2.5 million reported in the third quarter of 1996. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.

Noninterest Expenses

Noninterest expenses totaled $234.7 million for the quarter and included $8.9 million of technology-related special charges. Of these charges, $5.4 million were for Year 2000-related costs, including the purchase of software programming tools and the effect of replacing certain software that is not Year 2000 compliant. Another $3.5 million in charges were incurred for the planned relocation of the computer data facility to Northern Trust's new technology center located near its Chicago operations building. These costs are primarily reflected in other operating and equipment expenses.

Excluding these charges, expenses increased $34.0 million or 18% from the year-ago quarter. The expense growth resulted primarily from higher costs for performance-based compensation and staff growth. In addition, the noninterest expense increase in the third quarter reflected a number of new initiatives over the past twelve months, including seven additional private banking and trust offices, the opening of the Singapore office, the expansion of the global custody network and operating costs associated with the growth in trust assets under administration.

Salaries and benefits, which represent 58% of total noninterest expenses, increased to $136.5 million from $110.9 million in the year-ago quarter. The increase was primarily attributable to higher performance-based compensation and staff growth. Excellent new business results, record foreign exchange profits, strong corporate earnings and the price increase in Northern Trust Corporation stock increased performance-based compensation expenses by $12.0 million. The increase in compensation expense also resulted from merit increases and a 9% increase in staff levels from one year ago required to support growth initiatives and strong new business generated by both PFS and C&IS. Staff on a full-time equivalent basis at September 30, 1997 totaled 7,337, up 6% from 6,933 at the end of 1996 and 9% higher than the 6,754 at September 30, 1996.

Net occupancy expense totaled $17.7 million, up 14% from $15.5 million in the third quarter of 1996, due in large part to the opening of seven additional private banking and trust offices over the past twelve months, as well as the opening of the Singapore office in the second half of 1996. The principal components of the increase were higher net rental costs, real estate taxes and utilities expense.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $17.6 million, up $3.4 million or 24% from the third quarter of 1996. Included in equipment expense for the quarter were $2.6 million of technology-related special charges. The remainder of the increase resulted from higher levels of depreciation and maintenance for computer hardware, personal computers and equipment.

Other operating expenses in the quarter totaled $62.9 million compared to $51.2 million last year. Technology-related special charges accounted for $4.8 million of the increase, while the remainder resulted primarily from continued investment in technology, expansion of the personal trust and banking office network, and the higher operating expenses necessary to support business growth. The expense categories affected were computer software amortization, technical and consulting services, employee hiring and relocation costs, business promotional expenses, and costs associated with processing errors, partially offset by lower costs associated with legal claims.

The components of other operating expenses were as follows:

                                                                      Third Quarter
                                                                    Ended September 30
                                                                --------------------------
(In Millions)                                                        1997             1996
------------------------------------------------------------------------------------------
Business Development                                                $ 6.6            $ 5.7
Purchased Professional Services                                      20.9             20.4
Telecommunications                                                    3.6              2.8
Postage and Supplies                                                  5.5              5.0
Software Amortization                                                13.4              8.5
Goodwill and Other Intangibles Amortization                           2.5              2.4
Other Expense                                                        10.4              6.4
------------------------------------------------------------------------------------------
Total Other Operating Expenses                                      $62.9            $51.2
------------------------------------------------------------------------------------------

Utilizing a dedicated project team for mainframe systems and individual specialty teams for desktop and other noncentrally controlled systems, Northern Trust continued its Year 2000 renovation process. During the quarter Northern Trust updated its analysis of the costs to be incurred beginning in 1997 to successfully complete this project. Revised expense estimates, which now include the costs associated with desktop and other noncentrally controlled systems and the effect of replacing certain software that is not Year 2000 compliant, range from $20-$25 million. This estimate does not include the time that internal staff in user departments will devote to testing programming changes. This testing is not expected to add significant incremental costs to Northern
Trust. For the nine months ending September 30, 1997, $8.2 million of the project costs have been incurred. The majority of the remaining costs are expected to be incurred over the next eighteen months.

Northern Trust is also conducting a systematic program to review and monitor various vendor and credit client Year 2000 compliance efforts. This program will involve some additional expense that is not expected to be material.

Provision for Income taxes

The provision for income taxes was $43.6 million for the third quarter compared with $32.8 million in the year-ago quarter. The higher tax provision in 1997 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate was 35% for 1997 versus 33% in 1996.

NINE MONTH EARNINGS HIGHLIGHTS

Net income per common share on a fully diluted basis was $1.95 compared to $1.62 last year, an increase of 20%. Net income increased 19% to $228.1 million, up from $191.4 million in the same period of 1996. The ROE for the nine month period was 20.21% versus 18.59% one year ago, while the ROA improved to 1.30% from 1.22% in the same period last year.

Total revenues stated on a FTE basis increased 16% from 1996 levels. Trust fees totaled $504.0 million, up 14% from $441.8 million last year. Foreign exchange trading profits totaled $77.8 million, up 82% from the prior year's performance. The fee portion of treasury management revenues totaled $44.4 million, up 7% from the $41.4 million reported in 1996. Total treasury management revenues, which in addition to fees, include the computed value of compensating deposit balances, increased 6% to $68.1 million. These compensating deposit balances contributed to the improvement in net interest income. Security commissions and trading income totaled $19.4 million, up 9% from the prior year. Other operating income totaled $40.9 million for the period compared with $34.8 million in 1996. Excluding the $10.0 million nonrecurring item, the decline from the prior year was due primarily to lower balances held at banks serving as global subcustodians resulting in a reduction in compensation received and nonrecurring items recorded in the prior year's third quarter. The lower balances held at banks reflect a more aggressive approach to investing these otherwise idle funds in money market assets with the related benefit recognized in net interest income. In addition, the elimination of float-related compensation resulting from the Depository Trust Company's first quarter 1996 conversion to a same-day settlement basis for security transactions also reduced other operating income.

Net interest income stated on a FTE basis totaled $349.4 million, up 11% from the $313.5 million in the same period of 1996. The provision for credit losses decreased $5.5 million to $6.0 million in 1997. Net loan charge-offs decreased to $6.3 million from $11.2 million in the prior year. Noninterest expenses were up 16% and totaled $658.2 million compared to $568.4 million a year ago.

BALANCE SHEET

Total assets at September 30, 1997 were $26.9 billion and averaged $24.2 billion for the third quarter, up 15% from last year's average of $21.0 billion. Due to continued strong demand for credit, loans and leases grew to $12.2 billion at September 30, 1997, and averaged $12.0 billion for the quarter. This compares with $10.9 billion in total loans and leases at September 30, 1996 and $10.5 billion on average for the third quarter of last year.

Driven by continued strong earnings growth, offset in part by Northern Trust's stock buyback program, common stockholders' equity increased to $1.6 billion at September 30, 1997 and averaged $1.5 billion for the quarter, up 12% from the $1.4 billion average in last year's third quarter. Total stockholders' equity averaged $1.6 billion for the third quarter compared with $1.5 billion in 1996.

During the quarter, Northern Trust Corporation acquired a total of 307,681 of its own common shares at a cost of $16.6 million pursuant to the stock buyback program authorized by the Board of Directors. An additional 3.6 million shares may be purchased after September 30, 1997 under the buyback program.

Northern trust's risk-based capital ratios remained strong at 9.9% for tier 1 capital and 13.2% for total capital at September 30, 1997. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 7.3% at September 30, 1997, also exceeded the minimum regulatory requirement of 3%. In addition, each of Northern Trust's subsidiary banks had a ratio above 8.2% for tier 1 capital, 11.0% for total risk-based capital, and 6.1% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets of $50.4 million at quarter-end decreased from $58.5 million at June 30, 1997 and was up from $37.7 million at September 30, 1996. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $43.8 million, or .37% of total domestic loans and leases at September 30, 1997. At December 31, 1996 and September 30, 1996, domestic nonaccrual loans and leases totaled $16.9 million and $30.7 million, respectively.

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

                                                September 30      June 30      December 31    September 30
                                             ----------------------------------------------------------------
(In Millions)                                       1997           1997           1996             1996
-------------------------------------------------------------------------------------------------------------
Nonaccrual Loans and Leases
   Domestic
      Residential Real Estate                      $ 4.1          $ 5.1          $ 3.2            $ 1.7
      Commercial and Industrial                     32.9           40.5            2.2              3.1
      Commercial Real Estate                         6.2            6.6           11.3             25.8
      Consumer                                        .6             .5             .2               .1
-------------------------------------------------------------------------------------------------------
   Total Domestic                                   43.8           52.7           16.9             30.7
   International                                       -              -              -                -
-------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases                   43.8           52.7           16.9             30.7
Restructured Loans                                   2.5            2.6            2.6              2.6
Other Real Estate Owned                              4.1            3.2            1.9              4.4
-------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                         $50.4          $58.5          $21.4            $37.7
-------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)       $20.7          $28.8          $15.2            $21.1
-------------------------------------------------------------------------------------------------------


Provision and Reserve for Credit Losses

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

The 1997 third quarter provision for credit losses was $5.0 million, compared with $2.5 million in the third quarter of 1996. Net charge-offs totaled $5.4 million in the third quarter of 1997, versus $2.5 million last year. The increase in the provision for credit losses essentially maintained the reserve for credit losses at the prior quarter level. It is not expected that the provision for credit losses in the fourth quarter will return to the unusually low levels of the first half of 1997.

The reserve for credit losses was $148.0 million or 1.21% of outstanding loans at September 30, 1997. This compares with $148.3 million or 1.36% of outstanding loans at December 31, 1996 and $147.4 million or 1.35% of outstanding loans at September 30, 1996. The lower reserve to outstanding loans ratio at September 30, 1997 is attributable to loan growth, a significant portion of which is in low-risk residential mortgage lending.

The overall quality of the loan portfolio remains strong. Management continues to monitor closely the financial condition of borrowers currently experiencing financial difficulty. Worsening operating results of these borrowers and other economic conditions could unfavorably impact the level of future charge-offs and the related provision for credit losses.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, business prospects, pricing trends, credit quality and outlook, and anticipated expenses for Year 2000 systems renovation. These statements speak of Northern Trust's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

 .    Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff in order to deal with increasing volume and complexity in many of its businesses and technology challenges, such as Year 2000 renovation.

 .    The ability of various vendors and clients to complete Year 2000 systems renovation efforts on a timely basis and in a manner that allows them to continue normal business operations and furnish products, services or data to Northern Trust without disruption.

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

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                                                                              Third Quarter
                                                                       -----------------------------------------------------------
                                                                                   1997                           1996
(Interest and rate on a taxable equivalent basis)                      ----------------------------   ----------------------------
($ in Millions)                                                        Interest    Volume      Rate   Interest    Volume      Rate
--------------------------------------------------------------------   --------   ---------    ----   --------   ---------    ----
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements                            $ 12.8    $   887.4    5.68%   $  5.0    $   356.6    5.49%
    Time Deposits with Banks                                              34.0      2,593.3    5.20      20.0      1,676.6    4.75
    Other Interest-Bearing                                                 1.0         72.4    5.71        .7         49.4    6.07
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Total Money Market Assets                                                 47.8      3,553.1    5.33      25.7      2,082.6    4.91
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Securities
    U.S. Government                                                       11.8        787.4    5.96      22.3      1,525.0    5.83
    Obligations of States and Political Subdivisions                       9.1        401.3    9.05      10.1        409.8    9.84
    Federal Agency                                                        69.8      4,797.0    5.77      58.9      4,118.4    5.69
    Other                                                                  3.6        238.0    6.01       3.0        198.6    6.00
    Trading Account                                                         .2          8.4    7.19        .1          5.3    7.14
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Total Securities                                                          94.5      6,232.1    6.02      94.4      6,257.1    6.00
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Loans and Leases                                                         204.9     12,001.2    6.77     178.2     10,533.9    6.73
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Total Earning Assets                                                    $347.2    $21,786.4    6.32%   $298.3    $18,873.6    6.29%
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Average Source of Funds
Deposits
    Savings and Money Market Deposits                                  $  31.6    $ 3,810.5    3.29%   $ 28.1    $ 3,548.8    3.15%
    Savings Certificates                                                  29.5      2,030.1    5.77      29.5      2,047.6    5.73
    Other Time                                                            10.8        771.0    5.54       7.2        523.0    5.43
    Foreign Offices Time                                                  64.5      5,261.0    4.86      47.9      4,040.6    4.71
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Total Deposits                                                           136.4     11,872.6    4.56     112.7     10,160.0    4.41
Federal Funds Purchased                                                   19.5      1,391.9    5.56      22.5      1,695.9    5.28
Repurchase Agreements                                                     21.5      1,559.8    5.45      25.8      1,972.7    5.20
Commercial Paper                                                           2.0        143.3    5.59       1.9        145.0    5.38
Other Borrowings                                                          25.4      1,866.0    5.41      18.9      1,503.4    5.01
Senior Notes                                                              12.2        844.0    5.77       2.8        205.0    5.48
Long-Term Debt                                                             8.2        443.6    7.46       6.5        339.7    7.58
Floating Rate Capital Securities                                           4.4        267.3    6.41         -            -       -
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Total Interest-Related Funds                                             229.6     18,388.5    4.96     191.1     16,021.7    4.75
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Interest Rate Spread                                                         -            -    1.36%        -            -    1.54%
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Noninterest-Related Funds                                                    -      3,397.9       -         -      2,851.9       -
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Total Source of Funds                                                   $229.6    $21,786.4    4.18%   $191.1    $18,873.6    4.03%
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----
Net Interest Income/Margin                                              $117.6            -    2.14%   $107.2            -    2.26%
--------------------------------------------------------------------    ------    ---------    ----    ------    ---------    ----

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                           Third Quarter 1997/96          Nine Months 1997/96
                                                                         -------------------------     --------------------------
                                                                          Change Due To                 Change Due To
                                                                         ---------------               ---------------
(In Millions)                                                            Volume    Rate      Total     Volume     Rate     Total
--------------------------------------------------------------------     ------    -----     -----     ------     ----     ------
Earning Assets                                                           $43.2     $ 5.7     $48.9     $101.4     $7.4     $108.8
Interest-Related Funds                                                    30.9       7.6      38.5       68.1      4.8       72.9
--------------------------------------------------------------------     -----     -----     -----     ------     ----     ------
Net Interest Income                                                      $12.3     $(1.9)    $10.4     $ 33.3     $2.6     $ 35.9
--------------------------------------------------------------------     -----     -----     -----     ------     ----     ------

                                           NORTHERN TRUST CORPORATION

                            Nine Months
---------------------------------------------------------------------
              1997                                 1996
--------------------------------     --------------------------------
Interest      Volume        Rate     Interest      Volume        Rate
--------     ---------      ----     --------     ---------      ----

 $ 33.3      $   794.4      5.60%     $ 12.2      $   293.0      5.55%
   92.7        2,424.5      5.11        63.7        1,699.9      5.01
    2.4           56.5      5.75         2.3           52.5      5.97
 ------      ---------      ----      ------      ---------      ----
  128.4        3,275.4      5.24        78.2        2,045.4      5.11
 ------      ---------      ----      ------      ---------      ----

   38.4          870.2      5.91        81.7        1,909.7      5.71
   29.0          412.5      9.37        31.0          417.1      9.90
  200.9        4,670.3      5.75       171.6        4,017.1      5.71
   11.1          242.7      6.14        10.3          229.4      5.99
     .5            8.3      7.47          .4            8.0      7.36
 ------      ---------      ----      ------      ---------      ----
  279.9        6,204.0      6.03       295.0        6,581.3      5.99
 ------      ---------      ----      ------      ---------      ----
  587.2       11,580.6      6.78       513.5       10,164.0      6.75
 ------      ---------      ----      ------      ---------      ----
 $995.5      $21,060.0      6.32%     $886.7      $18,790.7      6.30%
 ------      ---------      ----      ------      ---------      ----


 $ 93.7      $ 3,887.4      3.22%     $ 84.8      $ 3,595.2      3.15%
   86.8        2,022.9      5.74        89.7        2,070.4      5.79
   29.6          720.0      5.49        21.8          532.3      5.46
  164.9        4,619.7      4.77       137.5        3,809.2      4.82
 ------      ---------      ----      ------      ---------      ----
  375.0       11,250.0      4.46       333.8       10,007.1      4.46
   58.1        1,431.5      5.43        73.7        1,851.8      5.32
   60.8        1,521.1      5.34        79.9        2,034.1      5.24
    5.8          142.1      5.51         5.8          143.9      5.40
   92.6        2,320.0      5.34        50.4        1,333.2      5.05
   19.4          453.5      5.72        10.3          257.8      5.31
   24.2          433.1      7.49        19.3          336.8      7.63
   10.2          209.6      6.38           -              -         -
 ------      ---------      ----      ------      ---------      ----
  646.1       17,760.9      4.86       573.2       15,964.7      4.80
 ------      ---------      ----      ------      ---------      ----
      -              -      1.46%          -              -      1.50%
 ------      ---------      ----      ------      ---------      ----
      -        3,299.1         -           -        2,826.0      -
 ------      ---------      ----      ------      ---------      ----
 $646.1      $21,060.0      4.10%     $573.2      $18,790.7      4.07%
 ------      ---------      ----      ------      ---------      ----
 $349.4              -      2.22%     $313.5              -      2.23%
 ------      ---------      ----      ------      ---------      ----

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits
          --------


          Exhibit (4)   Instruments Defining the Rights of Security Holders,
                        Including Indentures:


                        (i) Form of The Northern Trust Company's Global Senior
                        Bank Note (Floating Rate) (supersedes Exhibit (4)(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                        (ii) Form of The Northern Trust Company's Global
                        Subordinated Medium-Term Bank Note (Floating Rate)
                        (supersedes Exhibit (4)(iv) filed with the Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1995).

          Exhibit (10)  Material Contracts:

                        (i) First Amendment, dated as of September 17, 1997, to
                        Rights Agreement, dated as of October 17, 1989, between
                        Northern Trust Corporation and Harris Trust and Savings
                        Bank.

          Exhibit (11)  Computation of Per Share Earnings.

          Exhibit (27)  Financial Data Schedule.


     (b.) Reports on Form 8-K
          -------------------

          In a report on Form 8-K the Corporation incorporated in Item 5 its July 15, 1997 press release, reporting its earnings for the second quarter and six months of 1997. The press release, with summary financial information, was filed pursuant to Item 7.

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



                                       NORTHERN TRUST CORPORATION
                                       --------------------------
                                             (Registrant)



Date:  November 13, 1997               By: Perry R. Pero
                                           -------------
                                           Perry R. Pero
                                           Senior Executive Vice President
                                           and Chief Financial Officer


Date:  November 13, 1997               By: Harry W. Short
                                           --------------
                                           Harry W. Short
                                           Senior Vice President and
                                           Controller
                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX




The following exhibits have been filed herewith:


Exhibit
Number    Description
------    -----------

(4)       Instruments Defining the Rights of Security Holders, Including
          Indentures:

          (i) Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate) (supersedes Exhibit (4)(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

          (ii) Form of The Northern Trust Company's Global Subordinated Medium-Term Bank Note (Floating Rate) (supersedes Exhibit (4)(iv) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30,
          1995).

(10)      Material Contracts:

          (i) First Amendment, dated as of September 17, 1997, to Rights Agreement, dated as of October 17, 1989, between Northern Trust Corporation and Harris Trust and Savings Bank.

(11)      Computation of Per Share Earnings.

(27)      Financial Data Schedule.