Form 10-K
period 1997-12-31
NORTHERN TRUST CORP
filed 1998-03-17
CIK 73124

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        -------------------------------

                                  FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________to___________
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

                   -----------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.66 2/3 Par Value

                               ----------------

                        Preferred Stock Purchase Rights

                               ----------------

         Floating Rate Capital Securities, Series A of NTC Capital I,
                        and Series B of NTC Capital II
            Fully and Unconditionally Guaranteed by the Registrant

                   -----------------------------------------

                 Floating Rate Junior Subordinated Debentures,
                    Series A and Series B of the Registrant

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                        [ ]

        At February 11, 1998, 111,518,024 shares of Common Stock, $1.66 2/3 par value, were outstanding, and the aggregate market value of the Common Stock (based upon the last sale price of the common stock at February 11, 1998, as reported by the Nasdaq Stock Market) held by non-affiliates was approximately $7,045,649,011. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:
        Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 - Part I and Part II

        1998 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998 - Part III

--------------------------------------------------------------------------------

       -----------------------------------------------------------------
                     [THIS PAGE INTENTIONALLY LEFT BLANK]
       -----------------------------------------------------------------

--------------------------------------------------------------------------------

                          Northern Trust Corporation

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                                    INDEX

                                                                            Page
PART I
Item 1   Business............................................................ 4
         Supplemental Item-Executive Officers of the Registrant..............22

Item 2   Properties..........................................................23

Item 3   Legal Proceedings...................................................23

Item 4   Submission of Matters to a Vote of Security Holders.................23


PART II
Item 5   Market for Registrant's Common Equity and
         Related Stockholder Matters.........................................24

Item 6   Selected Financial Data.............................................24

Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................24

Item 7A  Quantitative and Qualitative Disclosures About Market Risk..........24

Item 8   Financial Statements and Supplementary Data.........................24

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................24


PART III
Item 10  Directors and Executive Officers of the Registrant..................25

Item 11  Executive Compensation..............................................25

Item 12  Security Ownership of Certain Beneficial Owners and Management......25

Item 13  Certain Relationships and Related Transactions......................25


PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....26

Signatures...................................................................27

Exhibit Index................................................................28

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART I
Item 1--Business

                          NORTHERN TRUST CORPORATION

        Northern Trust Corporation (Corporation) is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. The Corporation was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation's principal subsidiary. The Corporation also owns banking subsidiaries in Arizona, California, Florida and Texas, trust companies in Connecticut and New York and various other nonbank subsidiaries, including a securities brokerage firm, a retirement services company and a futures commission merchant. The Corporation expects that, although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

        At December 31, 1997, Northern Trust had consolidated total assets of approximately $25.3 billion and stockholders' equity of approximately $1.7 billion, and was the second largest bank holding company headquartered in Illinois and the thirty-second largest in the United States.

                          THE NORTHERN TRUST COMPANY

        The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its 109th year, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 1997, the Bank had consolidated assets of approximately $21.2 billion and common equity capital of approximately $1.3 billion. At September 30, 1997, the Bank was the third largest bank in Illinois and the thirty-third largest in the United States, based on consolidated total assets of approximately $23.3 billion on that date.

        The Bank currently has sixteen banking offices in the Chicago metropolitan area and nine active wholly-owned subsidiaries: The Northern Trust International Banking Corporation; Norlease, Inc.; MFC Company, Inc.; Nortrust Nominees Ltd.; The Northern Trust Company U.K. Pension Plan Limited; The Northern Trust Company, Canada; Northern Global Financial Services Limited; Northern Trust Trade Services Limited; and Northern Trust Fund Managers (Ireland) Limited. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. Norlease, Inc. provides leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities. Northern Global Financial Services Limited, located in Hong Kong, provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited facilitates the issuance and processing of commercial letters of credit in Hong Kong. Northern Trust Fund Managers (Ireland) Limited was established to facilitate the offering of off-shore collective investment products to institutional clients.

                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

        The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., headquartered in Miami, at December 31, 1997 had twenty-four offices located throughout Florida, with total assets of approximately $2.6 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 1997 had total assets of approximately $475 million and served clients from seven office locations in Arizona. The Corporation's Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas, had seven office locations and total assets of approximately $566 million at December 31, 1997. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31, 1997, it had eight office locations and total assets of approximately $707 million.

        The Corporation has several nonbank subsidiaries. Among them are Northern Trust Securities, Inc. which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Futures Corporation is a futures commission merchant. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. Berry, Hartell, Evers & Osborne, Inc. is an investment management firm in San Francisco, California. The Northern Trust Company of New York provides security clearance services for all nondepository eligible

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the United States. Northern Trust Retirement Consulting, L.L.C. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Global Advisors, Inc. in Stamford, Connecticut is an international provider of institutional investment management services, and the parent of The Northern Trust Company of Connecticut, and Northern Trust Quantitative Advisors, Inc. is a manager of index funds and quantitative investment products.

                             INTERNAL ORGANIZATION

        Northern Trust, under Chairman and Chief Executive Officer William A. Osborn, organizes client services around three principal businesses: Corporate and Institutional Services, Personal Financial Services and Global Investments. In addition, the Worldwide Operations and Technology unit encompasses trust and banking operations and systems activities. These four business units report to President and Chief Operating Officer Barry G. Hastings. Also, a Risk Management unit focuses on financial and risk management.

        The following is a brief summary of each unit's business activities.

Corporate and Institutional Services

        Headed by Sheila A. Penrose, President -- Corporate and Institutional Services (C&IS), C&IS provides trust, commercial banking and treasury management services to corporate and institutional clients. Trust activities encompass custody services for owners of securities in the United States and foreign markets, as well as securities lending and asset management services. Services with respect to securities traded in foreign markets are provided primarily through the Bank's London Branch. Related foreign exchange services are rendered at the London and Singapore Branches as well as in Chicago. As measured by assets administered and by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services to three defined market segments: retirement plans, institutional clients and international clients. Master Trust and Custody includes a full range of state-of-the-art capabilities including: worldwide custody settlement and reporting; cash management; securities lending; and performance analysis services. In addition to Master Trust and Master Custody, C&IS offers a comprehensive array of retirement consulting and recordkeeping services and investment products. At December 31, 1997, total assets under administration, excluding personal trust assets, were $974.1 billion. The Northern Trust Company of New York, The Northern Trust Company, Canada, Norlease, Inc., The Northern Trust International Banking Corporation, Northern Futures Corporation, and Northern Trust Retirement Consulting, L.L.C., are also included in C&IS.

        A full range of commercial banking services is offered through the Bank, which places special emphasis on developing institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Treasury management services are provided to corporations and financial institutions and include a variety of other products and services to accelerate cash collections, control disbursement outflows and generate information to manage cash positions.

Personal Financial Services

        Services to individuals is another major dimension of the trust business. Headed by Mark Stevens, President -- Personal Financial Services
(PFS), PFS encompasses trust, investment management services, estate administration, banking, and residential real estate mortgage lending. The Bank's personal financial services strategy includes targeting high net worth individuals in the metropolitan Chicago market and, through its Wealth Management Group, nationally. The Bank is one of the largest bank managers of personal trust assets in the United States, with total assets under administration of $70.3 billion at December 31, 1997.

        PFS services are delivered through the Bank and a network of banking subsidiaries located in Arizona, California, Florida and Texas. PFS is one of the largest bank managers of personal trust assets in the United States, with total assets under administration of $105.2 billion at December 31, 1997.

        Northern Trust Securities, Inc. and Berry, Hartell, Evers & Osborne, Inc. are also part of PFS.

Global Investments

        Global Investments, headed by Stephen B. Timbers, President -- Northern Trust Global Investments (NTGI), NTGI provides investment products and services to clients of C&IS and PFS. NTGI activities include equity and fixed income research and portfolio management services. NTGI also acts as the investment adviser to the Corporation's two families of mutual funds, the Northern Funds and The Benchmark Funds. Northern Trust Quantitative Advisors, Inc. and Northern Trust Global Advisors, Inc. are included in NTGI.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Worldwide Operations and Technology

     Supporting primarily all of Northern Trust's business activities is the Worldwide Operations and Technology Unit. Headed by James J. Mitchell, Executive Vice President of the Corporation and of the Bank, this unit focuses on supporting sales, relationship management, transaction processing and product management activities for C&IS and PFS.

Risk Management

     The Risk Management Unit, headed by Senior Executive Vice President and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described fully on page 16 of this Form 10-K. The Treasury Department is responsible for managing the Bank's wholesale funding and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

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

                                  COMPETITION

     Northern Trust's principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of only a select group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected market niches and providing a high level of individualized service to its clients in such markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and by maintaining a conservative balance sheet. Finally, Northern Trust seeks to maintain a strong management team with senior officers having broad experience and long tenure.

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

     The chief local competitors of the Bank for trust and banking business are Bank of America, First National Bank of Chicago and its affiliate American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, and LaSalle National Bank. Competitive pressures within the custody market have resulted in consolidation in the industry, and the chief national competitors of the Bank for Master Trust/Master Custody services are now Mellon Bank Corporation, State Street Boston Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and Bank of New York Company, Inc.

                          REGULATION AND SUPERVISION

     The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (Act), and to regulation by the Board of Governors of the Federal Reserve System. The Act limits the activities which may be engaged in by the Corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
to be a proper incident thereto. Also, under section 106 of the 1970 amendments to the Act and subject to certain exceptions, subsidiary banks are prohibited from engaging in certain tie-in arrangements with nonbanking affiliates in connection with any extension of credit or provision of any property or services.

     The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Board of Governors.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits except in certain cases. The Interstate Act also permits a bank, with the approval of the appropriate federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate federal bank regulatory agency, merge across state lines, unless the home state of a participating bank opted-out of the Interstate Act prior to June 1, 1997. In addition, the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or certain grandfathered thrift affiliates, whether such banks or affiliates are located in a different state or in the same state.

     Under the Federal Deposit Insurance Act (FDIA), an insured depository institution which is commonly controlled with another insured depository institution shall generally be liable for any loss incurred, or reasonably anticipated to be incurred, by the Federal Deposit Insurance Corporation (FDIC) in connection with the default of such commonly controlled institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Thus, any of the Corporation's banking subsidiaries could incur liability to the FDIC pursuant to this statutory provision in the event of a loss suffered by the FDIC in connection with any of the Corporation's other banking subsidiaries (whether due to a default or the provision of FDIC assistance). Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under the FDIA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to these provisions of the FDIA.

     The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Illinois Office of Banks and Real Estate. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area. State laws governing the Corporation's banking subsidiaries allow each bank to establish branches anywhere in its state.

     The national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Comptroller of the Currency.

     The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Futures Corporation, which is registered as a futures commission merchant with the Commodity Futures Trading Commission, is a member of the National Futures Association, the Chicago Board of Trade and the Board of Trade Clearing Corporation, and is a clearing member of the Chicago Mercantile Exchange. Northern Trust Securities, Inc. is registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Berry, Hartell, Evers & Osborne, Inc., Northern Trust Retirement Consulting, L.L.C., Northern Trust Global Advisors, Inc. and Northern Trust Quantitative Advisors, Inc. are each registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and are subject to that Act and the rules and regulations of the Commission promulgated thereunder. In addition, Northern Trust Quantitative Advisors, Inc. is subject to regulation by the Illinois Office of Banks and Real Estate, and Northern Trust Retirement
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Consulting, L.L.C. is registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are subject to regulation by the Securities and Exchange Commission under the Investment Company Act. The Bank also acts as investment adviser of an investment company which is subject to regulation by the Central Bank of Ireland under the Companies Act, 1990. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

     The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities. Information regarding these restrictions, and dividend restrictions on banking subsidiaries, is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 56 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a twenty-seven basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 1998 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 1998 to a debt service assessment of
 .013%.

     The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) (Total Capital Ratio) is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related surplus, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 capital), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.

     The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from non traditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1997, the Federal Reserve had not advised the Corporation of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 1997, the Corporation had a Tangible Tier 1 Leverage Ratio of 6.8%.

     In addition to the effects of the provisions described above, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes.

     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect to FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Total Capital Ratio of at least 10% and a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and is not otherwise in a "troubled condition" as
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice. At December 31, 1997, the Bank and each of the Corporation's other subsidiary banks met or exceeded the minimum regulatory ratios that are one of the conditions for them to be considered to be well capitalized. For further discussion of regulatory capital requirements for the Corporation and the Bank, see pages 38 and 39 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 28, titled "Regulatory Capital Requirements" on page 67 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions may be restricted from making payments of principal and interest on subordinated debt and are subject to appointment of a receiver or conservator.

     FDICIA also contains a variety of other provisions that affect the operations of a bank, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions and a requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

                                     STAFF

     Northern Trust employed 7,553 full-time equivalent officers and staff members as of December 31, 1997, approximately 5,538 of whom were employed by the Bank.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            STATISTICAL DISCLOSURES

     The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated herein by reference.

                                                                       1997
                                                                   Annual Report
Schedule                                                               Page
------------------------------------------------------------     ---------------
Foreign Outstandings........................................            33
Nonperforming Assets and 90 Day Past Due Loans..............            34
Analysis of Reserve for Credit Losses.......................            35
Average Balance Sheet.......................................            72
Ratios......................................................            72
Analysis of Net Interest Income.............................            74
------------------------------------------------------------     ---------------

--------------------------------------------------------------------------------

     Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield on a taxable equivalent basis giving effect of the federal and state tax rates)

                                                                              December 31, 1997
                                         -------------------------------------------------------------------------------------------
                                         One Year or Less   One to Five Years   Five to Ten Years   Over Ten Years
                                         ----------------   -----------------   -----------------   ---------------
                                                                                                                             Average
($ in Millions)                              Book   Yield        Book   Yield        Book   Yield      Book  Yield          Maturity
--------------------------------------   --------  ------      ------  ------      ------  ------   -------  ------         --------
Securities Held to Maturity
  U.S. Government                        $   72.0    6.72%     $    -       -%     $    -       -%  $     -      -%           5 mos.
  Obligations of States and
    Political Subdivisions                   38.9   10.99       113.8   11.02        93.6   10.07      30.4   8.50          59 mos.
  Federal Agency                              8.3    6.00         6.0    7.12           -       -         -      -           12 mos.
  Other--Fixed                                4.5    4.19         7.2    5.40         2.9    2.76      19.9   6.00           86 mos.
       --Floating                              .2    8.00          .8    7.67         1.5    6.30      56.1   6.75          117 mos.
--------------------------------------   --------  ------      ------  ------      ------  ------   -------  -----          --------
Total Securities Held to Maturity        $  123.9    7.92%     $127.8   10.49%     $ 98.0    9.79%  $ 106.4   7.11%          58 mos.
--------------------------------------   --------  ------      ------  ------      ------  ------   -------  -----          --------
Securities Available for Sale
  U.S. Government                        $  207.6    6.15%     $262.4    6.15%     $    -       -%  $     -      -%          11 mos.
  Obligations of States and
    Political Subdivisions                      -       -          .6    9.88        15.8    9.58     113.8   8.22          141 mos.
  Federal Agency                          2,756.7    5.90       195.9    6.57        14.5    6.65       2.7   6.87            5 mos.
  Other--Fixed                               13.4    5.66           -       -           -       -         -      -            5 mos.
       --Floating                            12.4    6.33        12.5    7.43          .8    6.22     124.2   6.00          105 mos.
--------------------------------------   --------  ------      ------  ------      ------  ------   -------  -----          --------
Total Securities Available for Sale      $2,990.1    5.92%     $471.4    6.36%     $ 31.1    8.13%  $ 240.7   7.06%          14 mos.
--------------------------------------   --------  ------      ------  ------      ------  ------   -------  -----          --------

                                                                              December 31, 1996
                                         -------------------------------------------------------------------------------------------
                                         One Year or Less   One to Five Years   Five to Ten Years   Over Ten Years
                                         ----------------   -----------------   -----------------   ---------------
                                                                                                                             Average
($ in Millions)                              Book   Yield         Book  Yield        Book   Yield      Book   Yield         Maturity
--------------------------------------   --------  ------       ------  ------      ------  ------   -------  ------        --------
Securities Held to Maturity
  U.S. Government                        $   70.8    6.75%      $  2.6   5.27%     $     -       -%  $     -       -%         6 mos.
  Obligations of States and
    Political Subdivisions                   44.0   11.15        128.4  11.01        109.9   10.51      33.6    8.64         59 mos.
  Federal Agency                              2.0    7.14         16.2   6.32            -       -         -       -         24 mos.
  Other--Fixed                                9.8    5.04          2.7   3.31            -       -      19.5    6.02         77 mos.
       --Floating                             1.3    7.75           .8   7.75           .6    6.65      56.2    7.00        116 mos.
--------------------------------------   --------  ------       ------  -----       ------   -----   -------  ------        --------
Total Securities Held to Maturity        $  127.9    8.15%      $150.7  10.25%     $ 110.5   10.49%  $ 109.3    7.33%        58 mos.
--------------------------------------   --------  ------       ------  -----       ------   -----   -------  ------        --------
Securities Available for Sale
  U.S. Government                        $  809.0    5.90%      $ 97.7   5.97%     $     -       -%  $     -       -%         7 mos.
  Obligations of States and
    Political Subdivisions                      -       -           .5   9.88         10.0    9.68     106.5    8.32        146 mos.
  Federal Agency                          2,735.5    5.76        296.6   6.15         58.9    6.23       5.9    6.64          6 mos.
  Other--Fixed                               17.2    5.69         12.8   5.66            -       -         -       -         11 mos.
       --Floating                             4.0    6.17          7.1   6.17         10.7    7.35     139.3    4.44        112 mos.
--------------------------------------   --------  ------       ------  -----      -------  ------   -------   -----        --------
Total Securities Available for Sale      $3,565.7    5.79%      $414.7   6.10%     $  79.6    6.81%  $ 251.7    6.13%        14 mos.
--------------------------------------   --------  ------       ------  -----      -------  ------   -------   -----        --------


Securities Held to Maturity and Available for Sale

                                                                               December 31
                                                  ----------------------------------------------------------------------
(In Millions)                                          1997            1996           1995           1994           1993
-----------------------------------------------   ---------       ---------       --------       --------       --------
Securities Held to Maturity
 U.S. Government                                   $   72.0        $   73.4       $  116.1       $  137.2       $2,343.7
 Obligations of States and Political Subdivisions     276.7           315.9          366.9          474.5          493.5
 Federal Agency                                        14.3            18.2           22.2              -          833.1
 Other                                                 93.1            90.9           29.9           29.6          120.5
-----------------------------------------------    --------        --------       --------       --------       --------
Total Securities Held to Maturity                  $  456.1        $  498.4       $  535.1       $  641.3       $3,790.8
-----------------------------------------------    --------        --------       --------       --------       --------
Securities Available for Sale
 U.S. Government                                   $  470.0        $  906.7       $1,667.7       $  801.3       $      -
 Obligations of States and Political Subdivisions     130.2           117.0           70.2              -              -
 Federal Agency                                     2,969.8         3,096.9        3,152.8        3,251.5           40.9
 Other                                                163.3           191.1          245.6          355.0          170.7
-----------------------------------------------    --------        --------       --------       --------       --------
Total Securities Available for Sale                $3,733.3        $4,311.7       $5,136.3       $4,407.8       $  211.6
-----------------------------------------------    --------        --------       --------       --------       --------
Average Total Securities                           $6,374.2        $6,363.8       $6,193.0       $5,000.9       $4,232.0
-----------------------------------------------    --------        --------       --------       --------       --------
Total Securities at Year-End                       $4,198.2        $4,814.9       $5,760.3       $5,053.1       $4,038.7
-----------------------------------------------    --------        --------       --------       --------       --------
========================================================================================================================

Loans and Leases by Type

                                                                               December 31
                                                  ----------------------------------------------------------------------
(In Millions)                                          1997            1996           1995           1994           1993
-----------------------------------------------   ---------       ---------       --------       --------       --------
Domestic
 Residential Real Estate                          $ 5,186.7       $ 4,557.5       $3,896.4       $3,299.1       $2,883.3
 Commercial                                         3,734.8         3,161.4        3,202.1        2,672.0        2,421.1
 Broker                                               170.1           389.1          304.0          274.6          249.4
 Commercial Real Estate                               582.1           557.7          512.6          494.1          506.5
 Personal                                           1,207.2           989.8          758.9          662.1          617.5
 Other                                                890.1           632.1          625.5          642.1          453.5
 Lease Financing                                      347.0           267.8          202.3          159.9          138.4
-----------------------------------------------   ---------       ---------       --------       --------       --------
Total Domestic                                     12,118.0        10,555.4        9,501.8        8,203.9        7,269.7
International                                         470.2           382.0          404.2          386.7          353.3
-----------------------------------------------   ---------       ---------       --------       --------       --------
Total Loans and Leases                            $12,588.2       $10,937.4       $9,906.0       $8,590.6       $7,623.0
-----------------------------------------------   ---------       ---------       --------       --------       --------
Average Loans and Leases                          $11,812.9       $10,332.1       $9,136.0       $8,316.1       $7,297.1
-----------------------------------------------   ---------       ---------       --------       --------       --------
========================================================================================================================

Remaining Maturity of Selected Loans and Leases

                                                                                         December 31, 1997
                                                                    ---------------------------------------------------------
                                                                                       One Year         One to      Over Five
(In Millions)                                                              Total        or Less     Five Years          Years
----------------------------------------------------------------    ------------   ------------   ------------   ------------
Domestic (Excluding Residential Real Estate and Personal Loans)
 Commercial                                                            $ 3,734.8      $ 2,900.7      $   681.7      $   152.4
 Commercial Real Estate                                                    582.1          203.5          289.5           89.1
 Other                                                                   1,060.2        1,040.0           14.3            5.9
 Lease Financing                                                           347.0           24.8           76.8          245.4
----------------------------------------------------------------    ------------   ------------   ------------   ------------
Total Domestic                                                           5,724.1        4,169.0        1,062.3          492.8
International                                                              470.2          286.4          149.9           33.9
----------------------------------------------------------------    ------------   ------------   ------------   ------------
Total Selected Loans and Leases                                        $ 6,194.3      $ 4,455.4      $ 1,212.2      $   526.7
----------------------------------------------------------------    ------------   ------------   ------------   ------------
Interest Rate Sensitivity of Loans and Leases
 Fixed Rate                                                            $ 4,990.9      $ 3,643.0      $   884.0      $   463.9
 Variable Rate                                                           1,203.4          812.4          328.2           62.8
----------------------------------------------------------------    ------------   ------------   ------------   ------------
Total                                                                  $ 6,194.3      $ 4,455.4      $ 1,212.2      $   526.7
----------------------------------------------------------------    ------------   ------------   ------------   ------------
=============================================================================================================================

                                       11

Average Deposits by Type

(In Millions)                                                         1997        1996         1995        1994        1993
--------------------------------------------------------------    --------    --------     --------    --------    --------
Domestic Offices
 Demand and Noninterest-Bearing
  Individuals, Partnerships and Corporations                     $ 1,754.6   $ 1,801.8    $ 1,651.1   $ 1,540.4   $ 1,487.5
  Correspondent Banks                                                 92.8       115.2        129.8       192.2       201.1
  Other                                                            1,116.5       815.9        966.4       859.9       866.3
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
  Total                                                          $ 2,963.9   $ 2,732.9    $ 2,747.3   $ 2,592.5   $ 2,554.9
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
 Time
  Savings and Money Market                                       $ 3,895.4   $ 3,620.7    $ 3,312.4   $ 3,385.7   $ 3,432.1
  Savings Certificates less than $100,000                          1,076.5     1,169.6      1,160.8       699.9       668.6
  Savings Certificates $100,000 and more                             959.3       892.8        839.5       529.7       504.3
  Other Time                                                         717.3       549.2        542.7       412.8       404.7
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
  Total                                                          $ 6,648.5   $ 6,232.3    $ 5,855.4   $ 5,028.1   $ 5,009.7
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
Total Domestic Offices                                           $ 9,612.4   $ 8,965.2    $ 8,602.7   $ 7,620.6   $ 7,564.6
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
Foreign Offices
 Demand                                                          $   486.4   $   347.8    $   299.1   $   361.7   $    65.3
 Time                                                              4,971.2     3,826.2      3,493.4     3,284.8     2,436.4
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
Total Foreign Offices                                            $ 5,457.6   $ 4,174.0    $ 3,792.5   $ 3,646.5   $ 2,501.7
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
Total Deposits                                                   $15,070.0   $13,139.2    $12,395.2   $11,267.1   $10,066.3
--------------------------------------------------------------   ---------   ---------    ---------   ---------   ---------
===========================================================================================================================

Average Rates Paid on Time Deposits by Type
                                                                      1997        1996         1995        1994        1993
--------------------------------------------------------------    --------    --------     --------    --------    --------
Time Deposits
 Savings and Money Market                                             3.23%       3.16%        3.29%       2.52%       2.30%
 Savings Certificates less than $100,000                              5.86        5.85         6.08        4.77        4.61
 Savings Certificates $100,000 and more                               5.63        5.67         5.95        4.45        3.91
 Other Time                                                           5.50        5.44         5.81        4.50        3.88
--------------------------------------------------------------    --------    --------     --------    --------    --------
Total Domestic Offices                                                4.25        4.23         4.46        3.20        2.89
--------------------------------------------------------------    --------    --------     --------    --------    --------
Total Foreign Offices Time                                            4.82        4.82         5.21        4.18        3.71
--------------------------------------------------------------    --------    --------     --------    --------    --------
Total Time Deposits                                                   4.49%       4.45%        4.74%       3.58%       3.16%
--------------------------------------------------------------    --------    --------     --------    --------    --------
===========================================================================================================================

Remaining Maturity of Time Deposits $100,000 and more

                                                 December 31, 1997                    December 31, 1996
                                       -------------------------------------   -----------------------------------
                                           Domestic Offices                       Domestic Offices
                                       -----------------------                 ----------------------
                                       Certificates      Other       Foreign   Certificates     Other      Foreign
(In Millions)                            of Deposit       Time       Offices     of Deposit      Time      Offices
-----------------------------------    ------------      -----      --------   ------------     -----     --------
3 Months or Less                           $  898.0      $ 2.0      $5,395.5       $  738.6     $ 5.5     $3,466.1
Over 3 through 6 Months                       265.9        3.2          50.0          277.5       2.2         30.4
Over 6 through 12 Months                      239.5        5.4           5.6          223.1       4.7          8.2
Over 12 Months                                234.0        2.4           4.3          205.7       5.6          5.0
-----------------------------------    ------------      -----      --------   ------------     -----     --------
Total                                      $1,637.4      $13.0      $5,455.4       $1,444.9     $18.0     $3,509.7
-----------------------------------    ------------      -----      --------   ------------     -----     --------
==================================================================================================================

Purchased Funds

Federal Funds Purchased
(Overnight Borrowings)

($ in Millions)                                                                          1997            1996            1995
--------------------------------------------------------------------------------     --------        --------        --------
Balance on December 31                                                               $  821.2        $  653.0        $2,300.1
Highest Month-End Balance                                                             2,765.9         2,715.2         3,620.1
Year--Average Balance                                                                 1,690.2         1,842.2         1,564.0
    --Average Rate                                                                       5.47%           5.31%           5.83%
Average Rate at Year-End                                                                 5.64            6.03            5.17
--------------------------------------------------------------------------------     --------        --------        --------

Securities Sold under Agreements to Repurchase

($ in Millions)                                                                          1997            1996            1995
--------------------------------------------------------------------------------     --------        --------        --------
Balance on December 31                                                               $1,139.7        $  966.1        $1,858.7
Highest Month-End Balance                                                             3,708.9         2,922.2         2,283.0
Year--Average Balance                                                                 1,519.9         1,973.3         1,769.7
    --Average Rate                                                                       5.38%           5.24%           5.80%
Average Rate at Year-End                                                                 5.43            5.69            5.41
--------------------------------------------------------------------------------     --------        --------        --------

Other Borrowings
(Includes Treasury Tax and Loan Demand Notes and Term Federal Funds Purchased)

($ in Millions)                                                                          1997            1996            1995
--------------------------------------------------------------------------------     --------        --------        --------
Balance on December 31                                                               $2,876.6        $3,142.1        $  875.9
Highest Month-End Balance                                                             5,528.4         4,953.6         3,415.9
Year--Average Balance                                                                 2,120.9         1,274.1         1,034.5
    --Average Rate                                                                       5.30%           5.07%           5.38%
Average Rate at Year-End                                                                 5.01            5.82            3.61
--------------------------------------------------------------------------------     --------        --------        --------

Total Purchased Funds

($ in Millions)                                                                          1997            1996            1995
--------------------------------------------------------------------------------     --------        --------        --------
Balance on December 31                                                               $4,837.5        $4,761.2        $5,034.7
Year--Average Balance                                                                 5,331.0         5,089.6         4,368.2
    --Average Rate                                                                       5.38%           5.22%           5.71%
--------------------------------------------------------------------------------     --------        --------        --------
=============================================================================================================================




Commercial Paper

($ in Millions)                                                                          1997            1996            1995
--------------------------------------------------------------------------------     --------        --------        --------
Balance on December 31                                                               $  146.8        $  149.0        $  146.7
Highest Month-End Balance                                                               149.9           153.0           154.4
Year--Average Balance                                                                   142.7           143.7           146.0
    --Average Rate                                                                       5.54%           5.40%           5.87%
Average Rate at Year-End                                                                 5.81            5.65            5.80
--------------------------------------------------------------------------------     --------        --------        --------
=============================================================================================================================

--------------------------------------------------------------------------------

Changes in Net Interest Income

                                                                       1997/96                                   1996/95
                                                          ---------------------------------        ---------------------------------
                                                             Change Due To                             Change Due To
                                                          ------------------                       --------------------
(Interest on a taxable equivalent basis)
(In Millions)                                             Volume        Rate          Total         Volume         Rate       Total
-----------------------------------------------------     ------     -------        -------        -------      -------      -------
Increase (Decrease) In Interest Income
Money Market Assets
     Federal Funds Sold and Resell Agreements             $ 27.1     $   0.5        $  27.6        $  7.1       $  (1.1)     $  6.0
     Time Deposits with Banks                               45.4         3.2           48.6           2.8         (10.0)       (7.2)
     Other                                                    .1         (.1)            --           2.0           (.1)        1.9
Securities
     U.S. Government                                       (52.2)        3.4          (48.8)         27.3           (.1)       27.2
     Obligations of States and Political Subdivisions        (.5)       (2.2)          (2.7)         (2.0)         (4.0)       (6.0)
     Federal Agency                                         50.7         2.8           53.5          (6.5)        (23.9)      (30.4)
     Other                                                    .9          .3            1.2          (7.5)          (.8)       (8.3)
     Trading Account                                          .1          --             .1          (3.2)           --        (3.2)
Loans and Leases                                           100.1          .8          100.9          80.8         (17.3)       63.5
-----------------------------------------------------     ------     -------        -------        ------       -------      ------


Total                                                     $171.7     $   8.7        $ 180.4        $100.8       $ (57.3)     $ 43.5
-----------------------------------------------------     ------     -------        -------        ------       -------      ------

Increase (Decrease) In Interest Expense
Deposits
     Savings and Money Market                             $  8.9     $   2.6        $  11.5        $  9.7       $  (4.5)     $  5.2
     Savings Certificates                                   (1.5)        (.4)          (1.9)          3.6          (5.1)       (1.5)
     Other Time                                              9.2          .3            9.5            .4          (2.0)       (1.6)
     Foreign Offices Time                                   55.2          .1           55.3          16.1         (13.7)        2.4
Federal Funds Purchased                                     (8.3)        2.8           (5.5)         14.7          (8.0)        6.7
Repurchase Agreements                                      (24.4)        2.7          (21.7)         10.7          (9.9)         .8
Commercial Paper                                             (.1)         .2             .1           (.1)          (.7)        (.8)
Other Borrowings                                            44.9         3.0           47.9          12.1          (3.2)        8.9
Senior Notes                                                15.6          .9           16.5          (6.8)         (2.5)       (9.3)
Long-term Debt                                               5.6         (.4)           5.2           6.8           (.8)        6.0
Floating Rate Capital Securities                            14.5          --           14.5            --            --          --
-----------------------------------------------------     ------     -------        -------        ------       -------      ------
Total                                                     $119.6     $  11.8        $ 131.4        $ 67.2       $ (50.4)     $ 16.8
-----------------------------------------------------     ------     -------        -------        ------       -------      ------
Increase (Decrease) In Net Interest Income                $ 52.1     $  (3.1)       $  49.0        $ 33.6       $  (6.9)     $ 26.7
-----------------------------------------------------     ------     -------        -------        ------       -------      ------

Note: Changes not due only to volume changes or rate changes are included in the change due to rate column.
--------------------------------------------------------------------------------


International Operations (Based on Obligor's Domicile)

        See also Note 26 titled "International Operations" on page 65 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)                                                          1997          1996          1995          1994          1993

------------------------------------------------------------       --------      --------      --------      --------      --------
Total Assets                                                       $3,507.7      $2,365.5      $2,282.0      $2,820.5      $2,328.8
------------------------------------------------------------       --------      --------      --------      --------      --------
     Time Deposits with Banks                                       2,574.5       1,699.3       1,643.7       2,063.1       1,956.7
     Other Money Market Assets                                           .1            .1            .1            .4            .9
     Loans                                                            537.9         380.5         344.3         445.5         279.9
     Customers' Acceptance Liability                                     .5           1.1           1.9           3.0           4.8
     Foreign Investments                                               22.2          23.4          14.3          21.6          29.8
------------------------------------------------------------       --------      --------      --------      --------      --------
Total Liabilities                                                  $5,960.7      $4,551.2      $4,163.5      $4,089.4      $2,715.0
------------------------------------------------------------       --------      --------      --------      --------      --------
     Deposits                                                       5,747.2       4,435.7       3,992.2       4,010.6       2,706.2
     Liability on Acceptances                                            .5           1.1           1.9           3.0           4.8
------------------------------------------------------------       --------      --------      --------      --------      --------
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Percent of International Related Average Assets and Liabilities to Total Consolidated Average Assets

                                           1997    1996    1995    1994    1993
---------------------------------------    ----    ----    ----    ----    ----
Assets                                      15%     11%     12%     16%     15%
---------------------------------------    ----    ----    ----    ----    ----
Liabilities                                 25      22      21      23      17
---------------------------------------    ----    ----    ----    ----    ----

================================================================================

Reserve for Credit Losses Relating to International Operations


(In Millions)                              1997    1996    1995    1994    1993
---------------------------------------    ----    ----    ----    ----    ----
Balance at Beginning of Year               $3.6    $3.5    $4.7    $6.8    $5.3
Charge-Offs                                  --     (.2)    (.6)     --     (.6)
Recoveries                                   .1      .5      .7      --      .2
Provision for Credit Losses                 1.4     (.2)   (1.3)   (2.1)    1.9
---------------------------------------    ----    ----    ----    ----    ----
Balance at End of Year                     $5.0    $3.6    $3.5    $4.7    $6.8
---------------------------------------    ----    ----    ----    ----    ----

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

Distribution of International Loans and Deposits by Type

                                                                                       December 31
                                                               ------------------------------------------------------------
Loans                                                              1997         1996         1995         1994         1993
--------------------------------------------------------       --------     --------     --------     --------     --------
Commercial                                                     $  240.1       $226.6       $259.9       $233.8       $157.9
Foreign Governments and Official Institutions                     115.2        118.3        103.7         72.8         47.1
Banks                                                              51.2         22.8         37.3         77.0        145.9
Other                                                              63.7         14.3          3.3          3.1          2.4
--------------------------------------------------------       --------     --------     --------     --------     --------
Total                                                          $  470.2       $382.0       $404.2       $386.7       $353.3
--------------------------------------------------------       --------     --------     --------     --------     --------
                                                                                        December 31
                                                               ------------------------------------------------------------
Deposits                                                           1997                      1996                      1995
--------------------------------------------------------       --------                  --------                  --------
Commercial                                                     $4,473.3                  $2,855.4                  $2,557.2
Foreign Governments and Official Institutions                     782.1                     708.6                     749.5
Banks                                                             443.4                     350.7                     415.7
Other Time                                                        490.6                     276.2                     224.7
Other Demand                                                       11.8                      10.7                       7.8
--------------------------------------------------------       --------                  --------                  --------
Total                                                          $6,201.2                  $4,201.6                  $3,954.9
--------------------------------------------------------       --------                  --------                  --------

================================================================================

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

     Individual credit authority for commercial loans and within Personal Financial Services is limited to specified amounts and maturities. Credit decisions involving commitment exposure in excess of the specified individual limits are submitted to the appropriate Credit Approval Committee (Committee). Each Committee is chaired by the executive in charge of the area and has a Credit Policy officer as a voting participant. Each Committee's credit approval authority is specified, based on commitment levels, credit ratings and maturities. Credits involving commitment exposure in excess of these group credit limits require the approval of the Senior Credit Committee or the business unit head.

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

Allocation of the Reserve for Credit Losses

     Bank disclosure guidelines issued by the Securities and Exchange Commission request management to furnish a breakdown of the reserve for credit losses by loan category and provide the percentage of loans in each category to total loans. For this purpose, the reserve is allocated for credit losses associated with all loans, leases and commitments based on historical loss experience, loan volume, internal credit ratings and specific amounts designated for certain nonperforming loans. This allocation method should not be interpreted as an indication of expected losses within the next year or any specified time period.

     In practice, the reserve for credit losses is established and maintained on an overall basis and is not allocated to specific categories of the portfolio.
--------------------------------------------------------------------------------

        As required by the Securities and Exchange Commission, the following table breaks down the reserve for credit losses:

Reserve for Credit Losses

(In Millions)                                                1997       1996         1995       1994
-------------------------------------------------           ------     ------       ------     ------
Allocated Reserve
  Residential Real Estate                                   $  4.0      $ 7.0       $  6.0     $  5.0
  Commercial                                                  96.0       72.0         85.0       86.0
  Commercial Real Estate                                       7.0        5.0          7.0       12.0
  Personal                                                     1.0        6.0          8.0        6.0
  Other                                                          -          -            -          -
  Lease Financing                                              3.0        3.0          3.0        3.0
  International                                                  -        2.0          3.0        3.0
Unallocated Reserve                                           36.6       53.3         35.1       29.8
-------------------------------------------------           ------     ------       ------     ------
Total Reserve                                               $147.6     $148.3       $147.1     $144.8
-------------------------------------------------           ------     ------       ------     ------

        At December 31, 1993, $.2 million of the reserve was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific nonperforming loans only, while $145.3 million remained unallocated of the total $145.5 million reserve balance.

--------------------------------------------------------------------------------

        Loan and lease categories as a percent of total loans and leases as of December 31, 1993 through 1997, are presented below.

Loan and Lease Category to Total Loans and Leases

                                                             1997       1996         1995       1994      1993
-------------------------------------------------           ------     ------       ------     ------    ------
Loan and Lease Category
  Residential Real Estate                                       41%        42%          39%        38%       38%
  Commercial                                                    30         29           32         31        32
  Commercial Real Estate                                         5          5            5          6         6
  Personal                                                      10          9            8          8         8
  Other                                                          7          9           10         11         9
  Lease Financing                                                3          2            2          2         2
  International                                                  4          4            4          4         5
-------------------------------------------------           ------     ------       ------     ------    ------
 Total                                                         100%       100%         100%       100%      100%
-------------------------------------------------           ------     ------       ------     ------    ------
---------------------------------------------------------------------------------------------------------------

        The information presented in the "Credit Risk Management" section should be read in conjunction with the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1997:

                                                                                                                       1997
                                                                                                                  Annual Report
Notes to Consolidated Financial Statements                                                                           Page(s)
-------------------------------------------------------------------------------------------------                ---------------
 1.  Accounting Policies
     F. Interest Risk Management Instruments.....................................................                       46
     G. Loans and Leases.........................................................................                       47
     H. Reserve for Credit Losses................................................................                       47
     L. Other Real Estate Owned..................................................................                       48
 5.  Loans and Leases............................................................................                       50
 6.  Reserve for Credit Losses...................................................................                       51
19.  Contingent Liabilities......................................................................                       59
20.  Off-Balance Sheet Financial Instruments.....................................................                     59-62
-------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------------------------
Asset Quality and Credit Risk Management.........................................................                     32-35
-------------------------------------------------------------------------------------------------                ---------------

        In addition, the following schedules on page 15 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

        Reserve for Credit Losses Relating to International Operations

        Distribution of International Loans and Deposits by Type

                      INTEREST RATE SENSITIVITY ANALYSIS

        For the discussion of interest rate sensitivity, see the section entitled "Market Risk Management" on pages 35 to 38 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

        The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, and incorporated herein by reference on page 24 of this Form 10-K.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                                                                                December 31
                                                                                                        ---------------------------
(In Millions)                                                                                             1997              1996
--------------------------------------------------------------------------------------------            ---------        ----------
Assets
Cash and Due from Banks                                                                                 $ 1,568.8        $ 1,090.4
Federal Funds Sold and Securities Purchased under Agreements to Resell                                    3,228.7          1,224.9
Time Deposits with Banks                                                                                  2,282.4          2,059.7
Other Interest-Bearing                                                                                      104.8            248.0
Securities
  Available for Sale                                                                                      3,407.2          3,983.9
  Held to Maturity (Fair Value -- $401.2 in 1997 and $436.1 in 1996)                                        385.5            416.9
--------------------------------------------------------------------------------------------            ---------        ----------
Total Securities                                                                                          3,792.7          4,400.8
--------------------------------------------------------------------------------------------            ---------        ----------
Loans
  Commercial and Other                                                                                    6,224.8          5,396.7
  Residential Mortgages                                                                                   2,810.9          2,589.5
--------------------------------------------------------------------------------------------            ---------        ----------
Total Loans and Leases (Net of unearned income - $149.8 in 1997 and $106.6 in 1996)                       9,035.7          7,986.2
--------------------------------------------------------------------------------------------            ---------        ----------
Reserve for Credit Losses                                                                                  (118.2)          (120.9)
Buildings and Equipment                                                                                     235.0            211.3
Customers' Acceptance Liability                                                                              29.6             42.3
Trust Security Settlement Receivables                                                                       291.4            362.3
Other Assets                                                                                                734.1            621.9
--------------------------------------------------------------------------------------------            ---------        ----------
Total Assets                                                                                            $21,185.0        $18,126.9
--------------------------------------------------------------------------------------------            ---------        ----------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                                  $ 2,935.4        $ 3,010.5
  Savings and Money Market Deposits                                                                       2,672.1          2,568.6
  Savings Certificates                                                                                    1,276.7          1,299.5
  Other Time                                                                                                399.6            335.0
  Foreign Offices--Demand                                                                                   451.1            411.1
                 --Time                                                                                   5,619.5          3,518.6
--------------------------------------------------------------------------------------------            ---------        ----------
  Total Deposits                                                                                         13,354.4         11,143.3
--------------------------------------------------------------------------------------------            ---------        ----------
Federal Funds Purchased                                                                                     929.1            759.6
Securities Sold under Agreements to Repurchase                                                            1,057.2            883.4
Other Borrowings                                                                                          2,745.0          3,028.9
Senior Notes                                                                                                785.0            305.0
Long-Term Debt                                                                                              354.2            333.9
Liability on Acceptances                                                                                     29.6             42.3
Other Liabilities                                                                                           648.1            527.5
--------------------------------------------------------------------------------------------            ---------        ----------
  Total Liabilities                                                                                      19,902.6         17,023.9
--------------------------------------------------------------------------------------------            ---------        ----------
Stockholder's Equity
Capital Stock--Par Value $60                                                                                213.8            213.8
Surplus                                                                                                     245.3            245.3
Undivided Profits                                                                                           821.8            642.6
Net Unrealized Gain on Securities Available for Sale                                                          1.5              1.3
--------------------------------------------------------------------------------------------            ---------        ----------
  Total Stockholder's Equity                                                                              1,282.4          1,103.0
--------------------------------------------------------------------------------------------            ---------        ----------
Total Liabilities and Stockholder's Equity                                                              $21,185.0        $18,126.9
--------------------------------------------------------------------------------------------            ---------        ----------

-------------------------------------------------------------------------------------------------------------------------

The Northern Trust Company
Consolidated Statement of Income (unaudited)

                                                                                                For the Year Ended
                                                                                                    December 31
                                                                                         --------------------------------
(In Millions)                                                                                1997        1996        1995
-------------------------------------------------------------------------------------    --------      ------      ------
Interest Income
  Loans and Leases                                                                       $  548.6      $489.3      $406.6
  Securities
     - Available for Sale                                                                   310.0       303.7       275.7
     - Held to Maturity                                                                      26.5        26.1        26.2
     - Trading Account                                                                          -          .1         3.3
-------------------------------------------------------------------------------------    --------      ------      ------
  Total Securities                                                                          336.5       329.9       305.2
-------------------------------------------------------------------------------------    --------      ------      ------

  Time Deposits with Banks                                                                  133.5        84.8        92.1
  Federal Funds Sold and Securities Purchased under Agreements to Resell and Other           71.9        36.7        17.4
-------------------------------------------------------------------------------------    --------      ------      ------
 Total Interest Income                                                                    1,090.5       940.7       821.3
-------------------------------------------------------------------------------------    --------      ------      ------

 Interest Expense
  Deposits                                                                                  445.3       373.6       317.0
  Federal Funds Purchased                                                                    93.3        99.0        94.9
  Securities Sold under Agreements to Repurchase                                             77.4        99.1        94.4
  Other Borrowings                                                                          107.8        60.9        51.7
  Senior Notes                                                                               30.9        14.4        23.5
  Long-Term Debt                                                                             24.4        19.5        17.0
-------------------------------------------------------------------------------------    --------      ------      ------
Total Interest Expense                                                                      779.1       666.5       598.5
-------------------------------------------------------------------------------------    --------      ------      ------
Net Interest Income                                                                         311.4       274.2       222.8
Provision for Credit Losses                                                                   5.6         7.4         4.8
-------------------------------------------------------------------------------------    --------      ------      ------
Net Interest Income after Provision for Credit Losses                                       305.8       266.8       218.0
-------------------------------------------------------------------------------------    --------      ------      ------

Noninterest Income
  Trust Fees                                                                                456.9       397.8       348.3
  Treasury Management Fees                                                                   59.2        54.2        48.3
  Foreign Exchange Trading Profits                                                          104.7        58.7        55.1
  Security Commissions and Trading Income                                                      .9          .9          .1
  Other Operating Income                                                                     42.0        36.8        33.3
  Investment Security Gains                                                                    .7          .4          .6
-------------------------------------------------------------------------------------    --------      ------      ------
Total Noninterest Income                                                                    664.4       548.8       485.7
-------------------------------------------------------------------------------------    --------      ------      ------
Income before Noninterest Expenses                                                          970.2       815.6       703.7
-------------------------------------------------------------------------------------    --------      ------      ------
Noninterest Expenses
  Salaries                                                                                  322.7       258.3       240.7
  Pension and Other Employee Benefits                                                        58.0        52.3        58.6
  Occupancy Expense                                                                          45.8        45.9        40.2
  Equipment Expense                                                                          51.3        45.3        39.7
  Other Operating Expenses                                                                  143.4       131.3       108.9
-------------------------------------------------------------------------------------    --------      ------      ------
Total Noninterest Expenses                                                                  621.2       533.1       488.1
-------------------------------------------------------------------------------------    --------      ------      ------
Income before Income Taxes                                                                  349.0       282.5       215.6
Provision for Income Taxes                                                                  117.4        90.5        67.7
-------------------------------------------------------------------------------------    --------      ------      ------
Net Income                                                                               $  231.6      $192.0      $147.9
-------------------------------------------------------------------------------------    --------      ------      ------
Dividends Paid to the Corporation                                                            50.0        80.0        89.0
-------------------------------------------------------------------------------------    --------      ------      ------
-------------------------------------------------------------------------------------------------------------------------

                                        21

-------------------------------------------------------------------------------

Supplemental Item--Executive Officers of the Registrant

WILLIAM A. OSBORN

     Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. He held the title of President of the Corporation and the Bank from January 1994 to October 1995 and Chief Operating Officer from January 1994 through June 1995. He was a Senior Executive Vice President of the Corporation and the Bank from November 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1989. Mr. Osborn, 50, began his career with the Bank in 1970.

BARRY G. HASTINGS

     Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. He held the title of Vice Chairman of the Corporation and the Bank from January 1994 through June 1995. He was a Senior Executive Vice President of the Corporation and the Bank from November 1992 through 1993 and prior to that time had served as an Executive Vice President of the Bank since 1987, and of the Corporation since 1990. Mr. Hastings, 50, began his career with the Corporation in 1974.

DAVID L. EDDY

     Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 61, joined the Bank in 1960.

JAMES J. MITCHELL

     Mr. Mitchell was appointed an Executive Vice President of the Bank in December 1987 and of the Corporation in October 1994, and is currently head of the Worldwide Operations and Technology business unit. Mr. Mitchell, 55, joined the Bank in 1964.

SHEILA A. PENROSE

     Ms. Penrose became President - C&IS of the Corporation and of the Bank in January 1998, and an Executive Vice President of the Bank in November 1993 and of the Corporation in November 1994. From 1986 until 1993, she had been a Senior Vice President of the Bank. Ms. Penrose, 52, began her career with the Corporation in 1977.

PERRY R. PERO

     Mr. Pero is Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He became a Senior Executive Vice President of the Corporation and the Bank in 1992 after serving as an Executive Vice President of the Corporation and the Bank since 1987. Mr. Pero, 58, joined the Bank in 1964.

PETER L. ROSSITER

     Mr. Rossiter serves as Executive Vice President and General Counsel of the Corporation and the Bank. He joined the Corporation and the Bank in 1992 as an Executive Vice President and Associate General Counsel. He held the title of Secretary of the Corporation and the Bank from April 1993 through November 1997 and has served as an Assistant Secretary since then. Mr. Rossiter, 49, had been a partner in the law firm of Schiff Hardin & Waite from 1979 to 1992.

HARRY W. SHORT

     Mr. Short was appointed Senior Vice President and Controller of the Corporation and the Bank in October 1994. He joined the Corporation and the Bank in January 1990 and served as Senior Vice President and General Auditor. Mr. Short, 50, had been a partner in the accounting firm of KPMG Peat Marwick from 1982 to 1990.

JAMES M. SNYDER

     Mr. Snyder was appointed Executive Vice President of the Corporation and the Bank in November 1996 and is currently the Chief Investment Officer. He had been a Senior Vice President of the Bank from 1991 to 1996. Mr. Snyder, 51, joined the Bank in 1969.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

MARK STEVENS

     Mr. Stevens became President - PFS of the Corporation and the Bank in January 1998, and was appointed an Executive Vice President of the Corporation and the Bank in February 1996. He served as Chief Executive Officer of Northern Trust Bank of Florida N.A., from 1987 to 1996. Mr. Stevens, 50, joined the Corporation in 1979.

STEPHEN B. TIMBERS

     Mr. Timbers joined Northern Trust in February 1998, when he was named President- NTGI and an Executive Vice President of the Corporation and the Bank. From January 1996 to December 1997, Mr.Timbers, 53, was President, Chief Executive Officer and Chief Investment Officer of Zurich Kemper Investments, Inc. (formerly Kemper Financial Services, Inc.), the investment advisor to the Kemper Funds and the parent organization of Zurich Investment Management, Inc. From January 1992 until January 1996, he served as President and Chief Operating Officer of Kemper Corporation.

WILLIAM S. TRUKENBROD

     Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently Chairman of the Credit Policy Committee. Previously, he served as head of the U.S. Corporate Group of Commercial Banking from 1987 to 1992. He had been a Senior Vice President of the Bank since 1980 and of the Corporation since 1992. Mr. Trukenbrod, 58, joined the Bank in 1962.

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

Item 2-Properties

     The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 332,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 112,000 square feet of a building at 125 South Wacker Drive in Chicago for computer facilities, banking operations and personal banking services. Financial services are also provided by the Bank at fourteen other Chicago metropolitan area locations, five of which are owned and nine of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is leased by the Corporation under terms that qualify as a capital lease. In June 1997, the Bank entered into an agreement to purchase a building and adjacent land located across the street from the Chicago operations center in January 2000. The building, which is located at 840 South Canal Street and contains approximately 340,000 square feet of office space, will be used for future expansion and to relocate the computer data center and some personnel currently located in leased facilities in downtown Chicago. Prior to the purchase date, the Bank will lease, in phases beginning in November 1997, approximately two floors of this six-story building. Space for the Bank's London and Singapore Branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased.

     The Corporation's other subsidiaries operate from sixty-one locations, fourteen of which are owned and forty-seven of which are leased. Detailed information regarding the addresses of all Northern Trust's locations can be found on pages 80 and 81 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

     The facilities which are owned or leased are suitable and adequate for business needs. For additional information relating to properties and lease commitments, refer to Note 8 titled "Buildings and Equipment" and Note 9 titled "Lease Commitments" on page 51 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, which information is incorporated herein by reference.

Item 3-Legal Proceedings

     The information called for by this item is incorporated herein by reference to Note 19 titled "Contingent Liabilities" on page 59 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 4-Submission of Matters to a Vote of Security Holders

   None.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

     The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on pages 76 and 77 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

     Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 56 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 6-Selected Financial Data

     The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 22 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 41 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 38 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 8-Financial Statements and Supplementary Data

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated herein by reference.

                                                                                                                1997
                                                                                                            Annual Report
For Northern Trust Corporation and Subsidiaries:                                                               Page(s)
---------------------------------------------------------------------------------------------------------   -------------
Consolidated Balance Sheet-December 31, 1997 and 1996....................................................          42
Consolidated Statement of Income-Years Ended December 31, 1997, 1996 and 1995............................          43
Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1997, 1996 and 1995...          44
Consolidated Statement of Cash Flows-Years Ended December 31, 1997, 1996 and 1995........................          45
---------------------------------------------------------------------------------------------------------   -------------
For Northern Trust Corporation (Corporation Only)
---------------------------------------------------------------------------------------------------------   -------------
Condensed Balance Sheet-December 31, 1997 and 1996.......................................................          68
Condensed Statement of Income-Years Ended December 31, 1997, 1996 and 1995...............................          68
Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1997, 1996 and 1995...          44
Condensed Statement of Cash Flows-Years Ended December 31, 1997, 1996 and 1995...........................          69
---------------------------------------------------------------------------------------------------------   -------------
Notes to Consolidated Financial Statements...............................................................        46-69
---------------------------------------------------------------------------------------------------------   -------------
Report of Independent Public Accountants.................................................................          70
---------------------------------------------------------------------------------------------------------   -------------

     The section titled "Quarterly Financial Data" on pages 76 and 77 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated herein by reference.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

     The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 2 through 5 of the Corporation's definitive 1998 Notice and Proxy Statement filed on March 16, 1998 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 21, 1998. The information called for by Item 10 relating to Executive Officers is set forth in
Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 9 of the Corporation's definitive 1998 Notice and Proxy Statement filed on March 16, 1998 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 21, 1998.

Item 11--Executive Compensation

     The information called for by this item is incorporated herein by reference to pages 8 and 9 and pages 10 through 17 of the Corporation's definitive 1998 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 21, 1998.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated herein by reference to pages 6 and 7 of the Corporation's definitive 1998 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 21, 1998.

Item 13--Certain Relationships and Related Transactions

     The information called for by this item is incorporated herein by reference to page 9 of the Corporation's definitive 1998 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 21, 1998.

--------------------------------------------------------------------------------

                                   PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)--Northern Trust Corporation and Subsidiaries List of
                       Financial Statements and Financial Statement Schedules

        The following financial information is set forth in Item 1 for informational purposes only:
               Financial Information of The Northern Trust Company (Bank Only):

                    Unaudited Consolidated Balance Sheet-December 31, 1997 and 1996.
                    Unaudited Consolidated Statement of Income-Years Ended December 31, 1997, 1996 and 1995.

        The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1997:
               Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

                    Consolidated Balance Sheet-December 31, 1997 and 1996.

                    Consolidated Statement of Income-Years Ended December 31, 1997, 1996 and 1995.

                    Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1997, 1996 and 1995.

                    Consolidated Statement of Cash Flows-Years Ended December 31, 1997, 1996 and 1995.

        The following financial information is incorporated by reference into
Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1997:
               Financial Statements of Northern Trust Corporation (Corporation):

                    Condensed Balance Sheet-December 31, 1997 and 1996.

                    Condensed Statement of Income-Years Ended December 31, 1997, 1996 and 1995.

                    Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1997, 1996 and 1995.

                    Condensed Statement of Cash Flows-Years Ended December 31, 1997, 1996 and 1995.

        The Notes to Consolidated Financial Statements as of December 31, 1997, incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1997, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

        The Report of Independent Public Accountants incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1997 pertains to the consolidated financial statements and Corporation only information listed above.

        Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 14(a)3-Exhibits

        The exhibits listed on the Exhibit Index beginning on page 28 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 14(b)-Reports on Form 8-K
        In a report on Form 8-K dated October 21, 1997, Northern Trust incorporated by reference in Item 5 its October 20, 1997 press release, reporting on its earnings for the third quarter and nine months of 1997. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of the Form 8-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 1998                            Northern Trust Corporation
                                                        (Registrant)
                                             By:     William A. Osborn
                                                --------------------------------
                                                     William A. Osborn
                                                 Chairman of the Board and
                                                  Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature               Title
         ---------               -----
     William A. Osborn           Chairman of the Board,
----------------------------
     William A. Osborn              Chief Executive Officer and Director


       Perry R. Pero             Senior Executive Vice President
----------------------------
       Perry R. Pero                and Chief Financial Officer


       Harry W. Short            Senior Vice President and Controller
----------------------------
       Harry W. Short               (Chief Accounting Officer)


                                          ___
      Duane L. Burnham           Director    |
                                             |
      Dolores E. Cross           Director    |
                                             |
        Susan Crown              Director    |
                                             |
      Robert S. Hamada           Director    |
                                             |
     Barry G. Hastings           Director    |
                                             |
      Robert A. Helman           Director    |   By:   Peter L. Rossiter
                                             ----   ----------------------------
      Arthur L. Kelly            Director    |         Peter L. Rossiter
                                             |         Attorney-in-Fact
   Frederick A. Krehbiel         Director    |
                                             |
    William G. Mitchell          Director    |
                                             |
      Edward J. Mooney           Director    |
                                             |
      Harold B. Smith            Director    |
                                             |
    William D. Smithburg         Director    |
                                             |
       Bide L. Thomas            Director ___|

                                                           Date:  March 17, 1998


                                EXHIBIT INDEX

        The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                                       Exhibit Incorporated
                                                                                                          By Reference to
                                                                                                       Exhibit of Same Name
Exhibit                                                                                                  in Prior Filing*
Number          Description                                                                              or Filed Herewith
--------        -----------------------------------------------------------------------                --------------------
 (3)            Articles of Incorporation and By-laws

                (i)     Restated Certificate of Incorporation of Northern Trust
                        Corporation as amended to date.......................................                  (13)

                (ii)    By-laws as amended to date...........................................                   (8)

 (4)            Instruments Defining the Rights of Security Holders

                (i)     Form of The Northern Trust Company's Global Senior
                        Bank Note (Fixed Rate)...............................................                   (1)

                (ii)    Form of The Northern Trust Company's Global Senior
                        Bank Note (Floating Rate)............................................                  (14)

                (iii)   Form of The Northern Trust Company's Global
                        Subordinated Medium-Term Bank Note (Fixed Rate)......................                   (1)

                (iv)    Form of The Northern Trust Company's Global
                        Subordinated Medium-Term Bank Note (Floating Rate)...................                  (14)

                (v)     Junior Subordinated Indenture, dated as of January 1,
                        1997, between Northern Trust Corporation and The First
                        National Bank of Chicago, as Debenture Trustee.......................                  (11)

 (10)           Material Contracts

                (i)     Northern Trust Corporation Amended Incentive Stock Plan,
                        as amended May 20, 1986 **...........................................                   (2)

                        (1) Amendment dated November 1, 1996.................................                  (10)

                (ii)    Lease dated July 1, 1988 between American National Bank
                        & Trust Company of Chicago as Trustee under Trust
                        Agreement dated February 12, 1986 and known as Trust No.
                        66603 (Landlord) and Nortrust Realty Management, Inc.
                        (Tenant).............................................................                   (3)

                (iii)   Restated Northern Trust Employee Stock Ownership Plan,
                        dated January 1, 1989, as amended November 21, 1995 and
                        April 26, 1996.......................................................                  (10)

                        (1)     Amendments effective January 1, 1996 to the
                                Northern Trust Employee Stock Plan for former
                                employees of Tanglewood Bank , N.A...........................                  (13)

                        (2)     Amendment effective September 30, 1996 to the
                                Northern Trust Employee Stock Ownership Plan for
                                certain former employees of First Chicago NBD
                                Corporation..................................................                  (13)

                        (3)     Amendments effective January 1, 1997 to the
                                Northern Trust Employee Stock Ownership Plan for
                                former employees of Bent Tree National Bank..................                  (13)

                (iv)    Trust Agreement between The Northern Trust Company and
                        Citizens and Southern Trust Company (Georgia), N.A.,
                        (predecessor of NationsBank which, effective January 1,
                        1998, was succeeded by U.S. Trust Company of California,
                        N.A.) dated January 26, 1989.........................................                   (4)

                        (1)     Amendment dated February 21, 1995............................             Filed Herewith

                (v)     Form of Note Agreement dated January 26, 1989 between
                        ESOP Trust and each of the institutional lenders, with
                        respect to the 8.23% Notes of the ESOP Trust.........................                   (4)

                (vi)    Guaranty Agreement of Registrant with respect to the
                        8.23% Notes of the ESOP Trust, dated January 26, 1989.........................        (4)

                (vii)   Share Acquisition Agreement between Registrant and the
                        ESOP Trust, dated January 26, 1989............................................        (4)

                (viii)  Implementation Agreement dated June 26, 1996 between the
                        Registrant, The Northern Trust Company, the ESOP Trust
                        and NationsBank (South) N.A. as Trustee (effective
                        January 1, 1998, U.S. Trust Company of California, N.A.
                        as successor Trustee).........................................................        (9)

                (ix)    Term Loan Agreement between the ESOP Trust and the
                        Registrant dated June 28, 1996................................................        (9)

                (x)     Restated Trust Agreement dated June 18, 1996, between
                        The Northern Trust Company and Harris Trust and Savings
                        Bank regarding the Supplemental Employee Stock Ownership
                        Plan for Employees of The Northern Trust Company, the
                        Supplemental Thrift-Incentive Plan for Employees of The
                        Northern Trust Company and the Supplemental Pension Plan
                        for Employees of The Northern Trust Company**.................................        (10)

                (xi)    Supplemental Employee Stock Ownership Plan for Employees
                        of The Northern Trust Company as amended and restated as
                        of April 30, 1996**...........................................................        (10)

                (xii)   Supplemental Thrift-Incentive Plan for Employees of The
                        Northern Trust Company as amended and restated as of
                        April 30, 1996**..............................................................        (10)

                (xiii)  Supplemental Pension Plan for Employees of The Northern
                        Trust Company as amended and restated as of April 30,
                        1996**........................................................................        (10)

                (xiv)   Rights Agreement, dated as of October 17, 1989, between
                        Northern Trust Corporation and Harris Trust and Savings
                        Bank..........................................................................        (5)

                        (1)     First Amendment to Rights Agreement dated as of September 17, 1997....        (14)
                        (2)     Second Amendment to Rights Agreement dated as of November 18, 1997....  Filed Herewith

                (xv)    Lease dated August 27, 1985 between American National
                        Bank & Trust Company of Chicago as Trustee under Trust
                        Agreement dated April 5, 1990 and known as Trust No.
                        110513-07 (Landlord) and The Northern Trust Company
                        (Tenant), as amended..........................................................        (6)

                        (1)     First Amendment to Agreement of Lease dated August 15, 1986...........        (7)
                        (2)     Second Amendment to Agreement of Lease dated August 6, 1987...........        (7)
                        (3)     Third Amendment to Agreement of Lease dated May 20, 1988..............        (7)
                        (4)     Fourth Amendment to Agreement of Lease dated May 1, 1990..............        (7)
                        (5)     Fifth Amendment to Agreement of Lease dated January 12, 1995..........        (7)
                        (6)     Sixth Amendment to Agreement of Lease dated November 30, 1995.........        (7)

                (xvi)   Lease dated July 8, 1987 between American National Bank
                        & Trust Company of Chicago as Trustee under Trust
                        Agreement dated July 12, 1984 and known as Trust No.
                        61523 (Landlord) and The Northern Trust Company
                        (Tenant), as amended..........................................................        (6)

                        (1)     First Amendment to Office Lease dated October 20, 1987................        (12)

                (xvii)  Amended 1992 Incentive Stock Plan**...........................................        (13)

                (xviii) Northern Trust Corporation (1997) Management Performance
                        Plan**........................................................................        (13)

                (xix)   Northern Trust Corporation (1997) Annual Performance Plan**...................        (13)

                (xx)    Form of Employment Security Agreement dated March 1,
                        1996 entered into between Northern Trust Corporation and
                        each of 7 executive officers - as amended**...................................        (9)

                (xxi)   Form of Employment Security Agreement dated May 21, 1996
                        entered into between Northern Trust Corporation and each
                        of 30 officers**..............................................................        (9)

                (xxii)  Form of Employment Security Agreement dated May 21, 1996 entered into between Northern Trust Corporation and each
                        of 14 officers**..............................................................        (9)

                (xxiii) Amended and Restated Trust Agreement of NTC Capital I,
                        dated as of January 16, 1997, among Northern Trust
                        Corporation, as Depositor, The First National Bank of
                        Chicago, as Property Trustee, First Chicago Delaware,
                        Inc., as Delaware Trustee, and the Administrative
                        Trustees named therein........................................................        (11)

                (xxiv)  Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust
                        Corporation, as Guarantor, and The First National Bank
                        of Chicago, as Guarantee Trustee..............................................        (11)

                (xxv)   Amended and Restated Trust Agreement of NTC Capital II,
                        dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee,
                        First Chicago Delaware, Inc., as Delaware Trustee, and the
                        Administrative Trustees named therein..........................................           (13)

                (xxvi)  Guarantee Agreement, dated as of April 25 1997, relating to
                        NTC Capital II, by and between Northern Trust Corporation, as Guarantor,
                        and The First National Bank of Chicago, as Guarantee Trustee...................           (13)

(13)            1997 Annual Report to Stockholders.....................................................      Filed Herewith

(21)            Subsidiaries of the Registrant.........................................................      Filed Herewith

(23)            Consent of Independent Public Accountants..............................................      Filed Herewith

(24)            Powers of Attorney.....................................................................      Filed Herewith

(27)            Financial Data Schedule................................................................      Filed Herewith

      *  Prior Filings (File No. 0-5965, except as noted)
         (1)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1995
         (2)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1986
         (3)  Annual Report on Form 10-K for the year ended December 31, 1988
         (4)  Form 8-K dated January 26, 1989
         (5)  Form 8-A dated October 30, 1989
         (6)  Annual Report on Form 10-K for the year ended December 31, 1990
         (7)  Annual Report on Form 10-K for the year ended December 31, 1995
         (8)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1996
         (9)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
        (10)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
        (11)  Form 8-K dated January 22, 1997
        (12)  Annual Report on Form 10-K for the year ended December 31, 1996
        (13)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
        (14)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

     ** Denotes management contract or compensatory plan or arrangement
        ---------------------------------------------------------------

        Upon written request to Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request.

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