Form 10-Q
period 1998-03-31
NORTHERN TRUST CORP
filed 1998-05-14
CIK 73124

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                   FORM 10-Q

           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-5965

                          NORTHERN TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          36-2723087
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

             50 SOUTH LA SALLE STREET
                 CHICAGO, ILLINOIS                        60675
               (Address of principal                   (Zip Code)
                executive offices)

      Registrant's telephone number, including area code:  (312) 630-6000

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


                   111,518,993 Shares - $1.66 2/3 Par Value
            (Shares of Common Stock Outstanding on March 31, 1998)

================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                            NORTHERN TRUST CORPORATION

                                             March 31   December 31    March 31
                                            ---------   -----------   ---------
($ In Millions)                                  1998          1997        1997
------------------------------------------  ---------   -----------   ---------
Assets
Cash and Due from Banks                     $ 1,124.0     $ 1,738.9   $   948.6
Federal Funds Sold and Securities
  Purchased under Agreements to Resell        1,622.1       2,991.7     1,219.5
Time Deposits with Banks                      1,844.3       2,283.2     2,354.9
Other Interest-Bearing                           67.6          34.5        41.0
Securities
  Available for Sale                          4,652.0       3,733.3     5,328.8
  Held to Maturity (Fair value - $500.0
    at March 1998, $473.4 at December
    1997, $499.3 at March 1997)                 485.3         456.1       481.7
  Trading Account                                14.2           8.8        13.7
------------------------------------------  ---------     ---------   ---------
Total Securities                              5,151.5       4,198.2     5,824.2
------------------------------------------  ---------     ---------   ---------
Loans and Leases
  Commercial and Other                        7,554.5       7,401.5     6,750.9
  Residential Mortgages                       5,397.7       5,186.7     4,666.4
------------------------------------------  ---------     ---------   ---------
Total Loans and Leases (Net of unearned
  income - $147.1 at March 1998, $151.9
  at December 1997, $113.4 at March 1997)    12,952.2      12,588.2    11,417.3
------------------------------------------  ---------     ---------   ---------
Reserve for Credit Losses                      (147.7)       (147.6)     (148.3)
Buildings and Equipment                         327.8         316.4       291.7
Customers' Acceptance Liability                  25.4          31.4        45.7
Trust Security Settlement Receivables           357.3         291.4       323.0
Other Assets                                    927.3         989.1       914.2
------------------------------------------  ---------     ---------   ---------
Total Assets                                $24,251.8     $25,315.4   $23,231.8
------------------------------------------  ---------     ---------   ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing      $ 3,626.9     $ 3,510.1   $ 3,951.8
  Savings and Money Market                    4,305.2       4,278.9     3,597.9
  Savings Certificates                        2,125.9       2,092.6     2,003.8
  Other Time                                    470.5         572.0       683.9
  Foreign Offices - Demand                      445.1         451.0       415.6
                  - Time                      5,192.6       5,455.4     4,560.9
------------------------------------------  ---------     ---------   ---------
Total Deposits                               16,166.2      16,360.0    15,213.9
Federal Funds Purchased                       1,312.1         821.2     1,197.7
Securities Sold Under Agreements
  to Repurchase                                 875.8       1,139.7     1,685.4
Commercial Paper                                128.8         146.8       145.2
Other Borrowings                              1,909.3       2,876.6     1,943.1
Senior Notes                                    680.0         785.0       205.0
Long-Term Debt                                  416.8         439.5       427.8
Floating Rate Capital Securities                267.4         267.4       148.5
Liability on Acceptances                         25.4          31.4        45.7
Other Liabilities                               669.5         708.8       626.3
------------------------------------------  ---------     ---------   ---------
Total Liabilities                            22,451.3      23,576.4    21,638.6
------------------------------------------  ---------     ---------   ---------
Stockholders' Equity
Preferred Stock                                 120.0         120.0       120.0
Common Stock, $1.66 2/3 Par Value;
  Authorized 280,000,000 shares
  at March 1998 and December 1997 and
  140,000,000 shares at March 1997;
  Outstanding 111,518,993 at March 1998,
  111,367,436 at December 1997 and
  111,496,349 at March 1997                     189.9         189.9       189.9
Capital Surplus                                 225.9         225.5       228.3
Retained Earnings                             1,391.2       1,330.8     1,160.6
Net Unrealized Gain on Securities
  Available for Sale                              1.9           2.1          .2
Common Stock Issuable - Performance Plan         31.5          11.7        12.8
Deferred Compensation - ESOP and Other          (50.8)        (37.5)      (38.3)
Treasury Stock - (at cost, 2,441,769
  shares at March 1998, 2,593,326 shares
  at December 1997, and 2,464,413 shares
  at March 1997)                               (109.1)       (103.5)      (80.3)
------------------------------------------  ---------     ---------   ---------
Total Stockholders' Equity                    1,800.5       1,739.0     1,593.2
------------------------------------------  ---------     ---------   ---------
Total Liabilities and Stockholders' Equity  $24,251.8     $25,315.4   $23,231.8
------------------------------------------  ---------     ---------   ---------

CONSOLIDATED STATEMENT OF INCOME                      NORTHERN TRUST CORPORATION

                                                             First Quarter
                                                             Ended March 31
                                                        ------------------------
($ In Millions Except Per Share Information)                   1998         1997
-----------------------------------------------------   -----------  -----------
Interest Income
  Loans and Leases                                           $211.0       $183.6
  Securities
    Available For Sale                                         91.5         72.1
    Held to Maturity                                            7.2          7.9
    Trading Account                                              .2           .1
-----------------------------------------------------   -----------  -----------
  Total Securities                                             98.9         80.1
-----------------------------------------------------   -----------  -----------
  Time Deposits with Banks                                     34.1         27.2
  Federal Funds Sold and Securities Purchased
    under Agreements to Resell and Other                       13.3          9.1
-----------------------------------------------------   -----------  -----------
Total Interest Income                                         357.3        300.0
-----------------------------------------------------   -----------  -----------
Interest Expense
  Deposits                                                    139.8        114.2
  Federal Funds Purchased                                      36.3         19.6
  Securities Sold under Agreements to Repurchase               20.9         21.7
  Commercial Paper                                              2.0          1.9
  Other Borrowings                                             21.8         22.9
  Senior Notes                                                 10.6          3.7
  Long-Term Debt                                                8.1          8.0
  Floating Rate Capital Securities                              4.2          1.9
-----------------------------------------------------   -----------  -----------
Total Interest Expense                                        243.7        193.9
-----------------------------------------------------   -----------  -----------
Net Interest Income                                           113.6        106.1
Provision for Credit Losses                                     4.0           .5
-----------------------------------------------------   -----------  -----------
Net Interest Income after Provision for Credit Losses         109.6        105.6
-----------------------------------------------------   -----------  -----------
Noninterest Income
  Trust Fees                                                  193.7        158.3
  Treasury Management Fees                                     15.9         14.6
  Foreign Exchange Trading Profits                             28.1         20.4
  Security Commissions and Trading Income                       7.2          5.9
  Other Operating Income                                       11.0          9.5
  Investment Security Gains                                      .7           .6
-----------------------------------------------------   -----------  -----------
Total Noninterest Income                                      256.6        209.3
-----------------------------------------------------   -----------  -----------
Income before Noninterest Expenses                            366.2        314.9
-----------------------------------------------------   -----------  -----------
Noninterest Expenses
  Salaries                                                    121.7        101.4
  Pension and Other Employee Benefits                          23.5         21.1
  Occupancy Expense                                            16.9         16.1
  Equipment Expense                                            16.5         14.9
  Other Operating Expenses                                     57.6         53.0
-----------------------------------------------------   -----------  -----------
Total Noninterest Expenses                                    236.2        206.5
-----------------------------------------------------   -----------  -----------
Income before Income Taxes                                    130.0        108.4
Provision for Income Taxes                                     45.1         36.7
-----------------------------------------------------   -----------  -----------
Net Income                                                   $ 84.9       $ 71.7
-----------------------------------------------------   -----------  -----------
Net Income Applicable to Common Stock                        $ 83.6       $ 70.5
-----------------------------------------------------   -----------  -----------
Net Income Per Common Share - Basic                          $  .75       $  .64
                            - Diluted                           .73          .62
-----------------------------------------------------   -----------  -----------
Average Number of Common Shares Outstanding - Basic     110,902,111  110,929,710
                                            - Diluted   115,055,796  114,649,493
-----------------------------------------------------   -----------  -----------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME        NORTHERN TRUST CORPORATION

                                                             First Quarter
                                                             Ended March 31
                                                        ------------------------
($ In Millions)                                                1998         1997
-----------------------------------------------------   -----------  -----------
Net Income                                                   $ 84.9       $ 71.7

Other Comprehensive Income (net of tax)
  Unrealized Gains (Losses) on Securities Available for Sale

      Unrealized Holding Gains (Losses) Arising
        During Period
      (Net of tax (provision) benefit - $(.1)
        million in 1998 and $.6 million in 1997)                 .2         (1.0)

      Less:  Reclassification Adjustments for Gains
        Included in Net Income
      (Net of tax - $.2 million in 1998 and $.2
        million in 1997)                                        (.4)         (.4)
-----------------------------------------------------   -----------  -----------
Other Comprehensive Income                                      (.2)        (1.4)
-----------------------------------------------------   -----------  -----------

Comprehensive Income                                         $ 84.7       $ 70.3
-----------------------------------------------------   -----------  -----------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY NORTHERN TRUST
CORPORATION


                                                                       First Quarter
                                                                       Ended March 31
                                                                    ---------------------
(In Millions)                                                           1998         1997
-----------------------------------------------------------------   ---------------------
Preferred Stock
Balance at January 1 and March 31                                   $  120.0     $  120.0
-----------------------------------------------------------------   ---------------------
Common Stock
Balance at January 1 and March 31                                      189.9        189.9
-----------------------------------------------------------------   ---------------------
Capital Surplus
Balance at January 1                                                   225.5        231.7
Stock Issued - Incentive Plan and Awards                                  .4         (3.4)
-----------------------------------------------------------------   ---------------------
Balance at March 31                                                    225.9        228.3
-----------------------------------------------------------------   ---------------------
Retained Earnings
Balance at January 1                                                 1,330.8      1,110.2
Net Income                                                              84.9         71.7
Dividend Declared - Common Stock                                       (23.4)       (20.1)
Dividends Declared - Preferred Stock                                    (1.1)        (1.2)
-----------------------------------------------------------------   ---------------------
Balance at March 31                                                  1,391.2      1,160.6
-----------------------------------------------------------------   ---------------------
Net Unrealized Gain on Securities Available for Sale
Balance at January 1                                                     2.1          1.6
Unrealized Loss, net                                                     (.2)        (1.4)
-----------------------------------------------------------------   ---------------------
Balance at March 31                                                      1.9           .2
-----------------------------------------------------------------   ---------------------
Common Stock Issuable - Performance Plan
Balance at January 1                                                    11.7         10.4
Stock Issuable, net of Stock Issued                                     19.8          2.4
-----------------------------------------------------------------   ---------------------
Balance at March 31                                                     31.5         12.8
-----------------------------------------------------------------   ---------------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                   (37.5)       (35.5)
Compensation Deferred                                                  (15.4)        (3.9)
Compensation Amortized                                                   2.1          1.1
-----------------------------------------------------------------   ---------------------
Balance at March 31                                                    (50.8)       (38.3)
-----------------------------------------------------------------   ---------------------
Treasury Stock
Balance at January 1                                                  (103.5)       (84.2)
Stock Options and Awards                                                22.7         21.8
Stock Purchased                                                        (28.3)       (17.9)
-----------------------------------------------------------------   ---------------------
Balance at March 31                                                   (109.1)       (80.3)
-----------------------------------------------------------------   ---------------------
Total Stockholders' Equity at March 31                              $1,800.5     $1,593.2
-----------------------------------------------------------------   ---------------------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                                 NORTHERN TRUST CORPORATION
                                                                                                            First Quarter
                                                                                                            Ended March 31
                                                                                                      ------------- -----------
(In Millions)                                                                                                  1998        1997
---------------------------------------------------------------------------------------------------   ------------- -----------
Cash Flows from Operating Activities:
Net Income                                                                                              $     84.9  $     71.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                                4.0          .5
    Depreciation on Buildings and Equipment                                                                   13.3        12.3
    Decrease in Interest Receivable                                                                            8.9         6.7
    Decrease in Interest Payable                                                                              (4.9)       (1.7)
    Amortization and Accretion of Securities and Unearned Income                                             (75.8)      (38.6)
    Amortization of Software, Goodwill and Other Intangibles                                                  13.3        11.7
    Net Increase in Trading Account Securities                                                                (5.4)       (8.9)
    Other Noncash, net                                                                                        23.9       (51.9)
---------------------------------------------------------------------------------------------------   ------------- -----------
    Net Cash Provided by Operating Activities                                                                 62.2         1.8
---------------------------------------------------------------------------------------------------   ------------- -----------
Cash Flows from Investing Activities:
    Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell      1,369.6      (196.9)
    Net (Increase) Decrease in Time Deposits with Banks                                                      438.9      (294.9)
    Net (Increase) Decrease in Other Interest-Bearing Assets                                                 (33.1)       73.3
    Purchases of Securities-Held to Maturity                                                                (106.0)      (46.2)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                                      82.7        64.6
    Purchases of Securities-Available for Sale                                                           (22,089.6)  (10,567.5)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                          21,242.3     9,586.1
    Net Increase in Loans and Leases                                                                        (363.9)     (486.3)
    Purchases of Buildings and Equipment                                                                     (24.7)      (12.5)
    Net (Increase) Decrease in Trust Security Settlement Receivables                                         (65.9)       39.3
    Other, net                                                                                                (2.4)       (2.0)
---------------------------------------------------------------------------------------------------   ------------- -----------
    Net Cash (Used in) Provided by Investing Activities                                                      447.9    (1,843.0)
---------------------------------------------------------------------------------------------------   ------------- -----------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                                                     (193.8)    1,417.7
    Net Increase in Federal Funds Purchased                                                                  490.9       544.7
    Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                               (263.9)      719.3
    Net Decrease in Commercial Paper                                                                         (18.0)       (3.8)
    Net Decrease in Short-Term Other Borrowings                                                             (939.4)   (1,203.3)
    Proceeds from Term Federal Funds Purchased                                                               184.0       254.2
    Repayments of Term Federal Funds Purchased                                                              (211.9)     (249.9)
    Proceeds from Senior Notes & Long-Term Debt                                                                  -       250.0
    Repayments on Senior Notes & Long-Term Debt                                                             (128.0)     (201.5)
    Treasury Stock Purchased                                                                                 (28.3)      (15.0)
    Net Proceeds from Stock Options                                                                            4.9         3.5
    Cash Dividends Paid on Common and Preferred Stock                                                        (24.4)      (21.3)
    Other, net                                                                                                 2.9         2.7
---------------------------------------------------------------------------------------------------   ------------- -----------
    Net Cash Provided by (Used in) Financing Activities                                                   (1,125.0)    1,497.3
---------------------------------------------------------------------------------------------------   ------------- -----------
    Decrease in Cash and Due from Banks                                                                     (614.9)     (343.9)
    Cash and Due from Banks at Beginning of Year                                                           1,738.9     1,292.5
---------------------------------------------------------------------------------------------------   ------------- -----------
Cash and Due from Banks at March 31                                                                   $    1,124.0  $    948.6
---------------------------------------------------------------------------------------------------   ------------- -----------
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                                       $    248.6  $    195.6
    Income Taxes Received                                                                                     (3.1)       (3.1)
---------------------------------------------------------------------------------------------------   ------------- -----------

Notes to Consolidated Financial Statements


1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries ("Northern Trust"), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1998 and 1997 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders.

2. Securities - The following table summarizes the book and fair values of securities:

                                 March 31, 1998               December 31, 1997               March 31, 1997
                            ------------------------------------------------------------------------------------
                                 Book         Fair            Book          Fair             Book         Fair
(In Millions)                    Value        Value           Value         Value           Value        Value
----------------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                $   83.1    $   83.1         $   72.0     $   72.0         $   68.2    $   68.1
  Obligations of States
    and Political Subdivisions      263.9       280.5            276.7        295.1            303.6       321.3
  Federal Agency                      8.0         8.0             14.3         14.3             18.2        18.2
  Other                             130.3       128.4             93.1         92.0             91.7        91.7
----------------------------------------------------------------------------------------------------------------
Subtotal                            485.3       500.0            456.1        473.4            481.7       499.3
----------------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                   312.6       312.6            470.0        470.0            841.0       841.0
  Obligations of States
    and Political Subdivisions      169.7       169.7            130.2        130.2            115.9       115.9
  Federal Agency                  4,027.3     4,027.3          2,969.8      2,969.8          4,255.8     4,255.8
  Preferred Stock                   112.5       112.5            128.8        128.8             74.8        74.8
  Other                              29.9        29.9             34.5         34.5             41.3        41.3
----------------------------------------------------------------------------------------------------------------
Subtotal                          4,652.0     4,652.0          3,733.3      3,733.3          5,328.8     5,328.8
----------------------------------------------------------------------------------------------------------------
Trading Account                      14.2        14.2              8.8          8.8             13.7        13.7
----------------------------------------------------------------------------------------------------------------
Total Securities                 $5,151.5    $5,166.2         $4,198.2     $4,215.5         $5,824.2    $5,841.8
----------------------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                March 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                           Gross Unrealized
                                                          Book         -------------------------          Fair
(In Millions)                                             Value           Gains          Losses           Value
----------------------------------------------------------------------------------------------------------------
U.S. Government                                           $ 83.1          $  --          $  --            $ 83.1
Obligations of States and Political Subdivisions           263.9           16.7             .1             280.5
Federal Agency                                               8.0             --             --               8.0
Other                                                      130.3             --            1.9             128.4
----------------------------------------------------------------------------------------------------------------
Total                                                     $485.3          $16.7           $2.0            $500.0
----------------------------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                               March 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                            Gross Unrealized
                                                        Amortized       ------------------------       Fair
(In Millions)                                             Cost            Gains          Losses        Value
--------------------------------------------------------------------------------------------------------------
U.S. Government                                         $  311.8          $ .9             $.1        $  312.6
Obligations of States and Political Subdivisions           163.9           5.8              --           169.7
Federal Agency                                           4,026.3           1.3              .3         4,027.3
Preferred Stock                                            112.1            .4              --           112.5
Other                                                       30.4            --              .5            29.9
--------------------------------------------------------------------------------------------------------------
Total                                                   $4,644.5          $8.4             $.9        $4,652.0
--------------------------------------------------------------------------------------------------------------


Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled $.2 million and $4.7 million, respectively, as of March 31, 1998. At March 31, 1998, stockholders' equity included a credit of $1.9 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $5.2 billion on March 31, 1998, $6.2 billion on December 31, 1997 and $5.3 billion on March 31, 1997.


4. Contingent Liabilities - Standby letters of credit outstanding were $1.6 billion on March 31, 1998, $1.5 billion on December 31, 1997 and $1.3 billion on March 31, 1997.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below:


(In Millions)                             March 31, 1998     December 31, 1997     March 31, 1997
-------------------------------------------------------------------------------------------------
Domestic
  Residential Real Estate                      $ 5,397.7             $ 5,186.7          $ 4,666.4
  Commercial                                     3,750.7               3,734.8            3,335.3
  Broker                                           238.2                 170.1              395.0
  Commercial Real Estate                           588.1                 582.1              592.9
  Personal                                       1,183.5               1,207.2              972.5
  Other                                            802.7                 890.1              744.0
  Lease Financing                                  342.5                 347.0              267.6
-------------------------------------------------------------------------------------------------
Total Domestic                                  12,303.4              12,118.0           10,973.7
International                                      648.8                 470.2              443.6
-------------------------------------------------------------------------------------------------
Total Loans and Leases                         $12,952.2             $12,588.2          $11,417.3
-------------------------------------------------------------------------------------------------

At March 31, 1998, other domestic and international loans included $946.8 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $924.5 million at December 31, 1997 and $883.4 million at March 31, 1997.

At March 31, 1998, nonperforming loans totaled $36.2 million. Included in this amount were loans with a recorded investment of $32.7 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $6.5 million had no portion of the reserve for credit losses allocated to them, while $26.2 million had an allocated reserve of $4.4 million. For the first quarter of 1998, the total recorded investment in impaired loans averaged $36.9 million. Total interest income recorded on impaired loans for the quarter ended March 31, 1998 was $25 thousand.

At March 31, 1997, nonperforming loans totaled $21.7 million and included $19.8 million of impaired loans. Of these impaired loans, $16.9 million had no reserve allocation while $2.9 million had an allocated reserve of $.2 million. Impaired loans for the first quarter of 1997 averaged $19.7 million with $96 thousand of interest income recognized.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

                                                                                Three Months
                                                                               Ended March 31
                                                                  -------------------------------------
(In Millions)                                                            1998                  1997
-------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                             $147.6                $148.3
Charge-Offs
    Commercial Real Estate                                                    (.2)
    Other                                                                    (4.5)                 (2.2)
    International
-------------------------------------------------------------------------------------------------------
Total Charge-Offs                                                            (4.7)                 (2.2)
-------------------------------------------------------------------------------------------------------
Recoveries                                                                     .8                   1.7
-------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                              (3.9)                 ( .5)
Provision for Credit Losses                                                   4.0                    .5
-------------------------------------------------------------------------------------------------------
Balance at End of Period                                                   $147.7                $148.3
-------------------------------------------------------------------------------------------------------


7. Floating Rate Capital Securities - The following table summarizes the book value of Floating Rate Capital Securities outstanding:

                                                  March 31             December 31            March 31
                                              ------------------------------------------------------------
(In Millions)                                       1998                  1997                  1997
----------------------------------------------------------------------------------------------------------
$150 Million Series A due January 15, 2027              $148.6                $148.6                $148.5
$120 Million Series B due April 15, 2027                 118.8                 118.8                  --
----------------------------------------------------------------------------------------------------------
Total                                                   $267.4                $267.4                $148.5
----------------------------------------------------------------------------------------------------------

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

8. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table:

                                                                              First Quarter
                                                                             Ended March 31
                                                          --------------------------------------------------
($ In Millions Except Per Share Information)                          1998                          1997
------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share:
Net Income                                                        $       84.9                  $       71.7
Less Dividends on Preferred Stock                                         (1.3)                         (1.2)
------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                             $       83.6                  $       70.5

Average Number of Common Shares Outstanding                        110,902,111                   110,929,710
Basic Net Income Per Common Share                                 $       0.75                  $       0.64

Diluted Net Income Per Common Share:
Net Income Applicable to Common Stock                             $       83.6                  $       70.5
Average Number of Common Shares Outstanding                        110,902,111                   110,929,710
Plus Dilutive Potential Common Shares:
    Stock Options                                                    3,305,992                     2,851,558
    Performance Shares                                                 537,505                       622,522
    Other                                                              310,188                       245,703
------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares                         115,055,796                   114,649,493
Diluted Net Income Per Common Share                               $       0.73                  $       0.62
------------------------------------------------------------------------------------------------------------


9. Accounting Standards Pronouncements - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was implemented as of January 1, 1998. SFAS No. 130 established the requirements for reporting comprehensive income in the financial statements. Because it imposes only additional reporting requirements, SFAS No. 130 did not affect Northern Trust's financial condition or net income. Comprehensive income includes net income plus "other comprehensive income", which in the first quarter consists of after-tax unrealized gains and losses on available for sale securities. Northern Trust's consolidated statement of comprehensive income is included on page 4 of this report.

In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain external and internal costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption permitted.

Northern Trust's current accounting policy is to expense internal costs of computer software developed for internal use as incurred. Northern Trust is in the process of identifying the amount of salary and related costs which would be eligible for capitalization in 1998 based on SOP 98-1, however, it is not expected that the amount would be material to Northern Trust's results of operations.

In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. The term "start-up" is broadly defined and includes pre-operating, pre-opening and organization activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption permitted.

Northern Trust will adopt SOP 98-5 effective January 1, 1999. Northern Trust has typically expensed such costs as incurred and, therefore, adoption of this SOP is not expected to have a material effect on Northern Trust's results of operations.


10. Acquisition - In February, 1998, Northern Trust entered into an agreement to acquire Trustbank Financial Corp., parent company of Trust Bank of Colorado, for approximately $15 million in cash. Trust Bank of Colorado, located in Denver, reported $37 million in assets at year-end 1997 and stockholders' equity of $5.2 million. The transaction will be accounted for as a purchase and is expected to close in the second quarter of 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER EARNINGS HIGHLIGHTS

Net income per common share on a diluted basis increased 18% to a record $.73 for the first quarter, up from $.62 earned a year ago. Net income also increased 18% to a record $84.9 million from the $71.7 million earned in the first quarter of last year. This earnings performance produced an annualized return on average common equity (ROE) of 20.73% versus 19.91% reported last year, and an annualized return on average assets (ROA) of 1.32% versus 1.30% in 1997. Total revenues stated on a fully taxable equivalent basis increased 17% in the quarter, driven by record corporate trust fees, personal trust fees, and net interest income, along with continued strong results from foreign exchange. The quarter also highlighted Northern Trust's continued success in generating positive operating leverage as the 17% growth in revenues was well above the 14% increase in noninterest expenses.

The 18% earnings per share growth for the quarter, a 20.73% ROE and a productivity ratio of 160% met or exceeded each of Northern Trust's strategic financial targets.

Noninterest Income

Noninterest income increased 23% and totaled $256.6 million for the quarter, accounting for 68% of total taxable equivalent revenue. Trust fees of $193.7 million increased 22% or $35.4 million over the like period of 1997, and represented 75% of noninterest income and 51% of total taxable equivalent revenue. This fee growth was driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration increased 41% or $339.0 billion from a year ago and totaled $1.16 trillion at March 31, 1998. Trust assets under the management of Northern Trust grew 51% to $216.5 billion from March 31, 1997. At December 31, 1997, trust assets under administration totaled $1.08 trillion with $196.6 billion under management.

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as fee income. Therefore, market value or other changes in a portfolio's size do not typically have a proportionate impact on the level of trust fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Effective January 1, 1998, the trust activities for Middle Market clients transferred to C&IS from Personal Financial Services business unit (PFS). Trust assets and fees for all periods presented have been restated.

Trust fees from PFS increased 22% from the prior year level of $75.5 million and totaled $91.8 million for the first quarter, reflecting strong growth in new business throughout Northern Trust's five-state network of PFS offices and favorable equity markets. Trust fees in each state increased 15% or more with growth especially strong in Florida, Arizona and Texas. The PFS Wealth Management Group, which administers significant family-asset pools nationwide, continued to achieve excellent performance, with trust fees increasing 22% to $8.5 million. The Group now administers $31.1 billion of trust assets. Total personal trust assets under administration increased $26.1 billion from the prior year and $9.6 billion since December 31, 1997, and totaled $105.5 billion at March 31, 1998. Of this amount, $64.9 billion was under management compared to $48.8 billion one year ago and $58.5 billion at December 31, 1997. Net recurring new business sold for the quarter was $9.8 million in annualized fees, up 31% from the first quarter of 1997.

Northern Trust expects to close the acquisition of Trust Bank of Colorado for $15.0 million in cash during the second quarter. With the addition of this new office, which marks Northern Trust's entry into Colorado, Northern Trust's national network of Personal Financial Services offices will include 63 locations in six states.

Trust fees from C&IS increased 23% to $101.9 million from $82.8 million in the year-ago quarter, reflecting strong new business. Excluding $3.5 million in fees generated by Northern Trust Quantitative Advisors, Inc. (NTQA), a December, 1997 acquisition, C&IS trust fees increased 19% from the prior year. These fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the first quarter fee growth. Securities lending continued to achieve excellent results, with fees increasing 24% or $3.5 million from the prior year quarter to $17.9 million. Investment management revenues were very strong and contributed approximately 40% of the growth in C&IS trust fees, excluding the fees generated by NTQA. C&IS trust assets under administration increased 42% or $312.9 billion from the prior year and now total $1.06 trillion, of which $151.6 billion is managed by Northern Trust. Trust assets under administration included approximately $173 billion of global custody assets. For the quarter, net new annualized fees sold were $9.4 million, a 7% increase over the same period last year.

Foreign exchange trading profits continued to be outstanding, increasing 37% to $28.1 million from $20.4 million in the same quarter last year. The strong performance compared to last year reflects both increased trade volumes as global custody assets continue to grow and volatility in the currency markets, especially early in the quarter.

Foreign exchange trading profits for the first quarter were second only to the record $33.5 million in the third quarter of 1997, when volatility in the southeastern Asia currency markets and transaction levels involving those currencies were particularly high. Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 5% from the first quarter of 1997 to $23.5 million, reflecting the continued growth in business from both new and existing clients. The fee portion of these revenues accrued in the quarter was $15.9 million, up from $14.6 million in the comparable quarter last year.

Security commissions and trading income totaled $7.2 million compared with $5.9 million reported in the first quarter of 1997. The increase primarily reflects growth in security brokerage activities resulting from the continued strength in the equity markets.

Other operating income primarily includes loan, letter of credit and deposit-related service fees, and totaled $11.0 million for the quarter compared with $9.5 million reported in the first quarter of 1997. The increase over last year was primarily the result of higher banking and trust deposit-related fees.

Net Interest Income

Net interest income for the quarter totaled $113.6 million, 7% higher than the $106.1 million reported in the first quarter of 1997. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $122.0 million, up 7% from the $114.1 million reported in 1997. The increase in net interest income reflects growth in earning assets and higher levels of noninterest-related funds, driven by increases in both demand and noninterest-bearing deposits and common equity. The net interest margin declined to 2.11% from 2.33% reported in the year-ago quarter. The decline in the net interest margin is attributable to the flattening yield curve which has compressed interest rate spreads and a higher proportion of lower spread short-term securities and money market assets.

Earning assets for the first quarter averaged $23.4 billion, up 18% from the $19.9 billion average for the same quarter of 1997. The $3.5 billion growth in average earning assets was concentrated in the loan portfolio which increased 15% to average $12.7 billion, in securities which increased 22% to $7.2 billion, and in money market assets which increased 21% to $3.5 billion on average from the prior year level.

The loan growth was concentrated predominantly in the domestic portfolio which increased $1.4 billion to average $12.1 billion. Residential mortgage loans accounted for nearly one-half of the domestic growth, increasing 14% to average $5.3 billion for the quarter, comprising 41% of the total loan portfolio. Commercial and industrial loans averaged $3.9 billion during the first quarter compared to $3.3 billion in the prior year quarter. The securities portfolio increased $1.3 billion or 22% reflecting a higher level of investments in short-term U.S. agency securities. The increase in money market assets of 21% to $3.5 billion on average was principally the result of growth in global custody activities and the more active short-term investment of noninterest-bearing balances previously held with global subcustodians.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $12.4 billion, up 16% or $1.7 billion from the first quarter of 1997. This growth came principally from foreign office time deposits (up $1.5 billion), and savings and money market deposits (up $307 million). The increase in foreign office time deposits resulted primarily from growth in global custody activity. Other interest-related funds grew 26% or $1.5 billion resulting from higher levels of federal funds purchased, the issuance of senior bank notes and $120 million of Floating Rate Capital Securities. Noninterest-related funds increased 10% to average $3.6 billion, due to strong demand and noninterest-bearing deposit growth and a $199 million increase in common stockholders' equity resulting from retained earnings.

Provision for Credit Losses

The provision for credit losses of $4.0 million increased $3.5 million from the first quarter of 1997 and essentially maintained the reserve for credit losses at the year-end 1997 level. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.

Noninterest Expenses

Noninterest expenses totaled $236.2 million for the quarter, an increase of 14% or $29.7 million from the $206.5 million in the year-ago quarter. Approximately 75% of this increase is related to salaries and employee benefits resulting from staff growth, merit increases and higher performance-based compensation. In addition, the noninterest expense increase in the first quarter reflects $3.1 million of incremental expenses resulting from the NTQA acquisition, new private banking and trust offices, and continuing investments in technology.

Salaries and benefits, which represent 61% of total noninterest expenses, increased to $145.2 million from $122.5 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and higher performance-based compensation. Staff levels increased from one year ago to support new business in both PFS and C&IS. Staff on a full-time equivalent basis at March 31, 1998 totaled 7,672, up 8% from 7,081 at March 31, 1997. Excellent new business results, higher foreign exchange profits, strong corporate earnings and the price increase in Northern Trust Corporation stock increased performance-based compensation expenses by $8.8 million from the first quarter of last year.

Net occupancy expense totaled $16.9 million, up 4% from $16.1 million in the first quarter of 1997, due in large part to the opening of additional private banking and trust offices over the past twelve months, as well as additional space leased to support business growth. The principal components of the increase were higher net rental costs and lease operating expenses, building maintenance and depreciation.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $16.5 million, up $1.6 million or 11% from the first quarter of 1997. The principal components of the increase were higher levels of depreciation and maintenance for computer hardware, personal computers and equipment.

Other operating expenses in the quarter totaled $57.6 million compared to $53.0 million last year. The increase in the 1998 expense level was primarily the result of continued investment in technology, expansion of the personal trust and banking office network, and the higher operating expenses necessary to support business growth. The expense categories most affected were computer software amortization, technical and consulting services, and business promotional expenses, partially offset by lower costs associated with processing errors and legal claims.

The components of other operating expenses were as follows:

                                                                 First Quarter
                                                                 Ended March 31
                                                                 --------------
(In Millions)                                                    1998      1997
-------------------------------------------------------------------------------
Business Development                                             $ 8.1    $ 7.0
Purchased Professional Services                                   20.2     18.2
Telecommunications                                                 3.4      3.0
Postage and Supplies                                               6.1      5.7
Software Amortization                                             10.0      9.3
Goodwill and Other Intangibles Amortization                        3.3      2.4
Other Expense                                                      6.5      7.4
-------------------------------------------------------------------------------
Total Other Operating Expenses                                   $57.6    $53.0
-------------------------------------------------------------------------------

During the quarter Northern Trust made a strategic decision to exit the futures brokerage business by June 30, 1998 with the transfer of the business of Northern Futures Corporation (NFC) to Spear, Leeds & Kellogg. This decision will allow Northern Trust to focus on its core businesses of trust, investments and banking for individuals, corporations and institutions. It is expected that most NFC employees will join Spear, Leeds and Kellogg or find other positions within Northern Trust. Severance costs of $.2 million associated with this decision were recorded in the quarter. The transfer of this business will not have a material effect on Northern Trust's operating results.

Year 2000 Projects

Northern Trust's Year 2000 renovation and risk mitigation program which is fully described in the Capital Expenditures section of the Management's Discussion and Analysis included in the 1997 Annual Report to Shareholders, has proceeded on schedule during the first quarter of 1998. During the quarter, Northern Trust expensed $3.2 million in costs associated with this project. To date, $13.3 million of the $25 million estimated project costs have been incurred. This estimate includes the costs of purchasing licenses for software programming tools and the costs of the time of internal staff in Worldwide Technology and outside consultants. This estimate does not include the time that internal staff in user departments will devote to testing programming changes, although this testing is not expected to add significant incremental costs.

Northern Trust's 1997 Annual Report also describes the Year 2000 Business Issues task force, part of whose work includes monitoring programs to contact vendors, suppliers, utilities, federal and state agencies and others with which Northern Trust's systems interact in areas important to its businesses to determine their Year 2000 readiness. This program will involve some additional expense that is not reflected in the above estimate but is not expected to be material.

Provision for Income taxes

The provision for income taxes was $45.1 million for the first quarter compared with $36.7 million in the year-ago quarter. The higher tax provision in 1998 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate was 35% for 1998 versus 34% in 1997.

BALANCE SHEET

Total assets at March 31, 1998 were $24.3 billion and averaged $26.0 billion for the first quarter, up 16% from last year's average of $22.4 billion. Due to continued strong demand for credit, loans and leases grew to $13.0 billion at March 31, 1998, and averaged $12.7 billion for the quarter. This compares with $11.4 billion in total loans and leases at March 31, 1997 and $11.1 billion on average for the first quarter of last year.

Driven by continued strong earnings growth, offset in part by Northern Trust's stock buyback program, common stockholders' equity increased to $1.7 billion at March 31, 1998 and averaged $1.6 billion for the quarter, up 14% from the $1.4 billion average in last year's first quarter. Total stockholders' equity averaged $1.8 billion for the first quarter compared with $1.6 billion in 1997.

During the quarter, Northern Trust acquired a total of 397,888 of its common shares at a cost of $28.3 million pursuant to the stock buyback program authorized by the Board of Directors. An additional 2.8 million shares may be purchased after March 31, 1998 under the buyback program.

Northern Trust's risk-based capital ratios remained strong at 9.8% for tier 1 capital and 13.0% for total capital at March 31, 1998. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 7.0% at March 31, 1998, also exceeded the minimum regulatory requirement of 3%. In addition, each of Northern Trust's subsidiary banks had a ratio above 8.4% for tier 1 capital, 11.1% for total risk-based capital, and 6.0% for the leverage ratio.


ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at March 31, 1998 totaled $39.2 million, compared with $43.3 million at December 31, 1997 and $23.9 million at March 31, 1997. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $33.7 million, or .27% of total domestic loans and leases at March 31, 1998. At December 31, 1997 and March 31, 1997, domestic nonaccrual loans and leases totaled $38.9 million and $19.1 million, respectively.

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

                                                  March 31        December 31       March 31
                                             ---------------------------------------------------
(In Millions)                                       1998             1997             1997
------------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic
      Residential Real Estate                            $ 4.1            $ 5.3            $ 5.3
      Commercial                                          22.4             26.3              6.0
      Commercial Real Estate                               6.8              7.1              7.6
      Personal                                              .4               .2               .2
------------------------------------------------------------------------------------------------
   Total Domestic                                         33.7             38.9             19.1
   International                                             -                -                -
------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                    33.7             38.9             19.1
Restructured Loans                                         2.5              2.5              2.6
Other Real Estate Owned                                    3.0              1.9              2.2
------------------------------------------------------------------------------------------------
Total Nonperforming Assets                               $39.2            $43.3            $23.9
------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)             $16.1            $13.9            $28.1
------------------------------------------------------------------------------------------------

Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. While the largest portion of this reserve is intended to cover loan and lease losses, it is considered a general reserve that is available to cover all credit-related exposures.

The 1998 first quarter provision for credit losses was $4.0 million, compared with $.5 million in the first quarter of 1997. Net charge-offs totaled $3.9 million in the first quarter of 1998, versus $.5 million last year. The reserve for credit losses was $147.7 million or 1.14% of outstanding loans at March 31, 1998. This compares with $147.6 million or 1.17% of outstanding loans at December 31, 1997 and $148.3 million or 1.30% of outstanding loans at March 31, 1997. The lower reserve to outstanding loans ratio at March 31, 1998 is attributable to loan growth, a significant portion of which was in low-risk residential mortgage lending.

The overall quality of the loan portfolio remains strong. Management continues to monitor closely the financial condition of borrowers currently experiencing financial difficulty. Worsening operating results of these borrowers and other economic conditions could unfavorably impact the level of future charge-offs and the related provision for credit losses.

MARKET RISK MANAGEMENT

As described in the 1997 Annual Report to Shareholders, Northern manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, the Corporation's interest rate risk position and the value-at-risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 1997.


FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's pricing trends, credit quality and outlook, new business results, expansion plans and anticipated expenses for Year 2000 systems renovation and readiness evaluations. These statements speak of Northern Trust's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

 . Northern Trust's success in identifying and penetrating targeted markets, through acquisitions or otherwise, and generating a profit in those markets in a reasonable time.

 . Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff in order to deal with increasing volume and complexity in many of its businesses and technology challenges, such as Year 2000 renovation and the introduction of the Euro.

 . The ability of various vendors and clients to complete Year 2000 systems renovation efforts on a timely basis and in a manner that allows them to continue normal business operations and furnish products, services or data to Northern Trust without disruption, as well as Northern Trust's ability to accurately evaluate their readiness in this regard.

 . The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

 . Changes in tax laws or other legislation that could affect Northern Trust's personal and institutional asset administration businesses.


Some of these uncertainties that may affect future results are discussed in more detail in the section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Risk Management" in the 1997 Annual Report to Stockholders (pp. 32-39) and in the sections of "Item 1 - Business" of the 1997 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 6-9). All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME                                                           NORTHERN TRUST CORPORATION

                                                                                       First Quarter
                                                        ----------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                        1998                                   1997
                                                        --------------------------------------   -----------------------------------
($ in Millions)                                          Interest      Volume         Rate        Interest      Volume        Rate
------------------------------------------------------- ----------   -----------   -----------   ----------   ----------   ---------
Average Earning Assets
Money Market Assets
  Federal Funds Sold and Resell Agreements                  $ 12.5     $   897.9         5.66%       $  8.5    $   639.6       5.41%
  Time Deposits with Banks                                    34.1       2,562.9         5.40          27.2      2,215.5       4.99
  Other Interest-Bearing                                        .8          45.6         6.81            .6         40.0       5.67
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Total Money Market Assets                                     47.4       3,506.4         5.49          36.3      2,895.1       5.09
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Securities
  U.S. Government                                              7.0         465.3         6.06          13.3        931.1       5.80
  Obligations of States and Political Subdivisions             9.0         398.2         9.04          10.0        420.7       9.52
  Federal Agency                                              86.5       6,081.7         5.77          59.6      4,260.5       5.67
  Other                                                        3.2         223.4         5.87           3.7        241.7       6.19
  Trading Account                                               .2           8.9         7.17            .1          7.1       7.29
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Total Securities                                             105.9       7,177.5         5.98          86.7      5,861.1       5.99
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Loans and Leases                                             212.4      12,735.0         6.76         185.0     11,120.5       6.75
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Total Earning Assets                                        $365.7     $23,418.9         6.33%       $308.0    $19,876.7       6.28%
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Average Source of Funds
Deposits
  Savings and Money Market                                  $ 33.7     $ 4,155.7         3.29%       $ 30.7    $ 3,951.4       3.15%
  Savings Certificates                                        30.3       2,124.4         5.79          28.4      2,021.8       5.70
  Other Time                                                   7.1         525.6         5.47           8.1        614.6       5.35
  Foreign Offices Time                                        68.7       5,553.1         5.02          47.0      4,081.9       4.67
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Total Deposits                                               139.8      12,358.8         4.59         114.2     10,669.7       4.34
Federal Funds Purchased                                       36.3       2,673.6         5.50          19.6      1,517.4       5.24
Repurchase Agreements                                         20.9       1,538.9         5.51          21.7      1,681.5       5.24
Commercial Paper                                               2.0         144.9         5.64           1.9        145.7       5.40
Other Borrowings                                              21.8       1,685.0         5.25          22.9      1,808.7       5.13
Senior Notes                                                  10.6         750.0         5.68           3.7        265.0       5.54
Long-Term Debt                                                 8.1         434.5         7.44           8.0        427.8       7.47
Floating Rate Capital Securities                               4.2         267.4         6.26           1.9        123.8       6.21
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Total Interest-Related Funds                                 243.7      19,853.1         4.97         193.9     16,639.6       4.72
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Interest Rate Spread                                             -             -         1.36%            -            -       1.56%
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Noninterest-Related Funds                                        -       3,565.8            -             -      3,237.1          -
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Total Source of Funds                                       $243.7     $23,418.9         4.22%       $193.9    $19,876.7       3.95%
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------
Net Interest Income/Margin                                  $122.0             -         2.11%       $114.1            -       2.33%
------------------------------------------------------- ----------   -----------   -----------  ----------- ------------    --------

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
                                                                                                       First Quarter 1998/97
                                                                                               -------------------------------------
                                                                                                     Change Due To
                                                                                               --------------------------
(In Millions)                                                                                    Volume         Rate         Total
---------------------------------------------------------------------------------------------- -----------   ------------  ---------
Earning Assets                                                                                    $52.5        $  5.2        $57.7
Interest-Related Funds                                                                             41.5           8.3         49.8
---------------------------------------------------------------------------------------------- -----------   ------------  ---------
Net Interest Income                                                                               $11.0        $ (3.1)       $ 7.9
---------------------------------------------------------------------------------------------- -----------   ------------  ---------


                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

   The annual meeting of the stockholders of Northern Trust Corporation was held on April 21, 1998 for the purpose of electing fourteen Directors to hold office until the next annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of the management's nominees for Directors as listed in the proxy statement were elected by the following votes set forth below. There were no broker non-votes for any candidates.


         Candidates                 "FOR"     "WITHHELD"
         ----------               ----------  ----------
         Duane L. Burnham         96,829,717    445,613
         Dolores E. Cross         97,051,259    445,613
         Susan Crown              96,973,189    445,613
         Robert S. Hamada         97,115,219    445,613
         Barry G. Hastings        97,100,087    445,613
         Robert A. Helman         97,067,323    445,613
         Arthur L. Kelly          97,104,857    445,613
         Frederick A. Krehbiel    96,288,198    445,613
         William G. Mitchell      97,012,653    445,613
         Edward J. Mooney         97,109,439    445,613
         William A. Osborn        97,141,525    445,613
         Harold B. Smith          97,127,401    445,613
         William D. Smithburg     96,777,949    445,613
         Bide L. Thomas           97,030,907    445,613


Item 6. Exhibits and Reports on Form 8-K

     (a.) Exhibits
          --------

          Exhibit (10)  Material Contracts:

               (i)   Northern Trust Corporation (1998) Annual Performance Plan.

               (ii) Amendment dated January 2, 1998 to Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank which, effective January 1, 1998, was succeeded as trustee by U.S. Trust Company of California, N.A.) dated January 26, 1989, as amended.

               (iii) Amendment dated March 25, 1998 to the Northern Trust
                     Employee Stock Ownership Plan (Section 5 of the Amendment supersedes Exhibit (10)(v) filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

               (iv) Seventh Amendment dated February 24, 1998 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

               (v) Second Amendment dated January 16, 1998 to Lease dated July 8, 1987 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated July 12, 1984 and known as Trust No. 61523 (Landlord) and The Northern Trust Company (Tenant), as amended.

          Exhibit (27)  Financial Data Schedule.

          Exhibit (99)  Edited version of remarks delivered by Mr. William A.
                        Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 21, 1998.

     (b.) Reports on Form 8-K
          -------------------

          In a report on Form 8-K, Northern Trust Corporation incorporated in
          Item 5 its January 20, 1998 press release, reporting on its earnings for the fourth quarter of 1997 and for its 1997 fiscal year. The press release, with summary financial information, was filed pursuant to
          Item 7.

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



                                       NORTHERN TRUST CORPORATION
                                       --------------------------
                                               (Registrant)



Date: May 14, 1998                By: Perry R. Pero
                                      -------------
                                  Perry R. Pero
                                  Senior Executive Vice President
                                  and Chief Financial Officer



Date: May 14, 1998                By: Harry W. Short
                                      --------------
                                  Harry W. Short
                                  Senior Vice President and
                                  Controller
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits have been filed herewith.


Exhibit
Number    Description
------    -----------

(10)      Material Contracts:

          (i)   Northern Trust Corporation (1998) Annual Performance Plan.

          (ii) Amendment dated January 2, 1998 to Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank which, effective January 1, 1998, was succeeded as trustee by U.S. Trust Company of California, N.A.) dated January 26, 1989, as amended.

          (iii) Amendment dated March 25, 1998 to the Northern Trust Employee Stock Ownership Plan (Section 5 of the Amendment supersedes Exhibit (10)(v) filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

          (iv) Seventh Amendment dated February 24, 1998 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

          (v) Second Amendment dated January 16, 1998 to Lease dated July 8, 1987 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated July 12, 1984 and known as Trust No. 61523 (Landlord) and The Northern Trust Company (Tenant), as amended.

(27)      Financial Data Schedule

(99) Edited version of remarks delivered by Mr. William A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 21, 1998.