Form 10-K/A
period 1997-12-31
NORTHERN TRUST CORP
filed 1998-06-03
CIK 73124

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        -------------------------------

                                  FORM 10-K/A

                                Amendment No. 1

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

        1998 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998 - Part III

--------------------------------------------------------------------------------

The registrant is filing this Form 10-K/A (Amendment No. 1) for the sole purpose of adding additional exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The additional exhibits consist of financial data schedules containing restated earnings per share figures reflecting the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NORTHERN TRUST CORPORATION
                                  --------------------------
                                         (Registrant)




Date: June 3, 1998                By: Peter L. Rossiter
                                      ----------------------
                                  Peter L. Rossiter
                                  Executive Vice President
                                  and General Counsel

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

                (ii)    Lease dated July 1, 1988 between American National Bank
                        & Trust Company of Chicago as Trustee under Trust
                        Agreement dated February 12, 1986 and known as Trust No.
                        66603 (Landlord) and Nortrust Realty Management, Inc.
                        (Tenant).............................................................                   (3)

                (iii)   Restated Northern Trust Employee Stock Ownership Plan,
                        dated January 1, 1989, as amended November 21, 1995 and
                        April 26, 1996.......................................................                  (10)

                        (1)     Amendments effective January 1, 1996 to the
                                Northern Trust Employee Stock Plan for former
                                employees of Tanglewood Bank , N.A...........................                  (13)

                        (2)     Amendment effective September 30, 1996 to the
                                Northern Trust Employee Stock Ownership Plan for
                                certain former employees of First Chicago NBD
                                Corporation..................................................                  (13)

                        (3)     Amendments effective January 1, 1997 to the
                                Northern Trust Employee Stock Ownership Plan for
                                former employees of Bent Tree National Bank..................                  (13)

                (iv)    Trust Agreement between The Northern Trust Company and
                        Citizens and Southern Trust Company (Georgia), N.A.,
                        (predecessor of NationsBank which, effective January 1,
                        1998, was succeeded by U.S. Trust Company of California,
                        N.A.) dated January 26, 1989.........................................                   (4)

                        (1)     Amendment dated February 21, 1995............................                   ***

                (v)     Form of Note Agreement dated January 26, 1989 between
                        ESOP Trust and each of the institutional lenders, with
                        respect to the 8.23% Notes of the ESOP Trust.........................                   (4)

                (vi)    Guaranty Agreement of Registrant with respect to the
                        8.23% Notes of the ESOP Trust, dated January 26, 1989................                   (4)

                (vii)   Share Acquisition Agreement between Registrant and the
                        ESOP Trust, dated January 26, 1989...................................                   (4)



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
                        (2)     Second Amendment to Rights Agreement dated as of November 18, 1997....        ***

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

(13)            1997 Annual Report to Stockholders.....................................................      ***

(21)            Subsidiaries of the Registrant.........................................................      ***

(23)            Consent of Independent Public Accountants..............................................      ***

(24)            Powers of Attorney.....................................................................      ***

(27)            (i)    Financial Data Schedule.........................................................      ***

                (ii)   Financial Data Schedule - Year 1996 Restated....................................      ****

                (iii)  Financial Data Schedule - Year 1995 Restated ...................................      ****

                (iv)   Financial Data Schedule - First Nine Months 1997 Restated.......................      ****

                (v)    Financial Data Schedule - First Six Months 1997 Restated.........................     ****

                (vi)   Financial Data Schedule - First Quarter 1997 Restated............................     ****

                (vii)  Financial Data Schedule - First Nine Months 1996 Restated........................     ****

                (viii) Financial Data Schedule - First Six Months 1996 Restated.........................     ****

                (vix)  Financial Data Schedule - First Quarter 1996 Restated............................     ****

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

     ** Denotes management contract or compensatory plan or arrangement
    *** Previously filed
   **** Filed herewith; the tag "EPS-Primary" as used in the Financial Data
        Schedules denotes "EPS-Basic"
        ---------------------------------------------------------------

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