Form 10-Q
period 1998-06-30
NORTHERN TRUST CORP
filed 1998-08-12
CIK 73124

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998

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

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes [X]  No [_]


                   111,306,530 Shares - $1.66 2/3 Par Value
             (Shares of Common Stock Outstanding on June 30, 1998)


================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                           NORTHERN TRUST CORPORATION

                                                                                   June 30  December 31     June 30
                                                                                 ---------  -----------  ----------
($ In Millions)                                                                       1998         1997        1997
------------------------------------------------------------------------------   ---------  -----------  ----------
Assets
Cash and Due from Banks                                                          $ 1,389.4    $ 1,738.9   $ 1,791.6
Federal Funds Sold and Securities Purchased under Agreements to Resell             3,430.8      2,991.7     1,919.9
Time Deposits with Banks                                                           1,790.8      2,283.2     1,945.8
Other Interest-Bearing                                                                13.1         34.5        75.6
Securities
  Available for Sale                                                               7,676.0      3,733.3     6,556.1
  Held to Maturity (Fair value - $484.0 at June 1998, $473.4 at December 1997,
    $491.8 at June 1997)                                                             471.0        456.1       474.0
  Trading Account                                                                     11.6          8.8         5.8
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Securities                                                                   8,158.6      4,198.2     7,035.9
------------------------------------------------------------------------------   ---------    ---------   ---------
Loans and Leases
  Commercial and Other                                                             8,149.8      7,401.5     7,097.0
  Residential Mortgages                                                            5,467.9      5,186.7     4,861.1
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Loans and Leases (Net of unearned income - $147.6 at June 1998, $151.9
  at December 1997, $126.4 at June 1997)                                          13,617.7     12,588.2    11,958.1
------------------------------------------------------------------------------   ---------    ---------   ---------
Reserve for Credit Losses                                                           (146.7)      (147.6)     (148.4)
Buildings and Equipment                                                              329.5        316.4       312.0
Customers' Acceptance Liability                                                       25.2         31.4        41.3
Trust Security Settlement Receivables                                                346.0        291.4       254.9
Other Assets                                                                         822.6        989.1       864.3
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Assets                                                                     $29,777.0    $25,315.4   $26,051.0
------------------------------------------------------------------------------   ---------    ---------   ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                           $ 3,453.7    $ 3,510.1   $ 3,809.6
  Savings and Money Market                                                         2,379.9      4,278.9     3,918.1
  Savings Certificates                                                             2,126.4      2,092.6     2,034.8
  Other Time                                                                         483.7        572.0       857.6
  Foreign Offices - Demand                                                           472.4        451.0       543.3
                  - Time                                                           6,208.2      5,455.4     4,727.7
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Deposits                                                                    17,124.3     16,360.0    15,891.1
Federal Funds Purchased                                                              980.8        821.2       621.1
Securities Sold Under Agreements to Repurchase                                       876.0      1,139.7     1,059.2
Commercial Paper                                                                     134.1        146.8       149.4
Other Borrowings                                                                   6,829.6      2,876.6     4,654.4
Senior Notes                                                                         580.0        785.0       655.0
Long-Term Debt                                                                       462.4        439.5       443.5
Debt - Floating Rate Capital Securities                                              267.4        267.4       267.3
Liability on Acceptances                                                              25.2         31.4        41.3
Other Liabilities                                                                    656.1        708.8       619.8
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Liabilities                                                                 27,935.9     23,576.4    24,402.1
------------------------------------------------------------------------------   ---------    ---------   ---------
Stockholders' Equity
Preferred Stock                                                                      120.0        120.0       120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at June 1998,
  December 1997 and June 1997; Outstanding 111,306,530 at June 1998,
  111,367,436 at December 1997 and 111,679,056 at June 1997                          189.9        189.9       189.9
Capital Surplus                                                                      223.1        225.5       224.5
Retained Earnings                                                                  1,453.8      1,330.8     1,214.4
Net Unrealized Gain on Securities Available for Sale                                    .3          2.1         2.2
Common Stock Issuable - Performance Plan                                              30.4         11.7        11.7
Deferred Compensation - ESOP and Other                                               (46.2)       (37.5)      (35.7)
Treasury Stock - (at cost, 2,654,232 shares at June 1998, 2,593,326 shares at
  December 1997, and 2,281,706 shares at June 1997)                                 (130.2)      (103.5)      (78.1)
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Stockholders' Equity                                                         1,841.1      1,739.0     1,648.9
------------------------------------------------------------------------------   ---------    ---------   ---------
Total Liabilities and Stockholders' Equity                                       $29,777.0    $25,315.4   $26,051.0
------------------------------------------------------------------------------   ---------    ---------   ---------

CONSOLIDATED STATEMENT OF INCOME                                                         NORTHERN TRUST CORPORATION

                                                                              Second Quarter                     Six Months
                                                                              Ended June 30                     Ended June 30
                                                                    ----------------------------      ---------------------------
($ In Millions Except Per Share Information)                               1998             1997             1998            1997
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Interest Income
   Loans and Leases                                                      $219.8           $195.9           $430.8          $379.5
   Securities
     Available For Sale                                                    97.2             83.6            188.7           155.7
     Held to Maturity                                                       6.9              7.8             14.1            15.7
     Trading Account                                                         .1               .2               .3              .3
---------------------------------------------------------------     -----------      -----------      -----------     -----------
   Total Securities                                                       104.2             91.6            203.1           171.7
---------------------------------------------------------------     -----------      -----------      -----------     -----------
   Time Deposits with Banks                                                31.1             31.5             65.2            58.7
   Federal Funds Sold and Securities Purchased under Agreements
     to Resell and Other Interest-Bearing                                  15.2             12.8             28.5            21.9
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Total Interest Income                                                     370.3            331.8            727.6           631.8
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Interest Expense
   Deposits                                                               137.3            124.4            277.1           238.6
   Federal Funds Purchased                                                 30.2             19.0             66.5            38.6
   Securities Sold under Agreements to Repurchase                          13.1             17.6             34.0            39.3
   Commercial Paper                                                         2.1              1.9              4.1             3.8
   Other Borrowings                                                        45.4             44.3             67.2            67.2
   Senior Notes                                                            11.2              3.5             21.8             7.2
   Long-Term Debt                                                           7.6              8.0             15.7            16.0
   Debt - Floating Rate Capital Securities                                  4.2              3.9              8.4             5.8
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Total Interest Expense                                                    251.1            222.6            494.8           416.5
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Net Interest Income                                                       119.2            109.2            232.8           215.3
Provision for Credit Losses                                                 3.0               .5              7.0             1.0
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Net Interest Income after Provision for Credit Losses                     116.2            108.7            225.8           214.3
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Noninterest Income
   Trust Fees                                                             202.3            168.3            396.0           326.6
   Treasury Management Fees                                                17.4             15.0             33.3            29.6
   Foreign Exchange Trading Profits                                        23.1             23.9             51.2            44.3
   Security Commissions and Trading Income                                  7.2              6.6             14.4            12.5
   Other Operating Income                                                  15.2              9.4             26.2            18.9
   Investment Security Gains                                                 .5                -              1.2              .6
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Total Noninterest Income                                                  265.7            223.2            522.3           432.5
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Income before Noninterest Expenses                                        381.9            331.9            748.1           646.8
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Noninterest Expenses
   Salaries                                                               125.2            107.6            246.9           209.0
   Pension and Other Employee Benefits                                     22.8             20.5             46.3            41.6
   Occupancy Expense                                                       17.3             16.4             34.2            32.5
   Equipment Expense                                                       14.9             14.9             31.4            29.8
   Other Operating Expenses                                                67.5             57.6            125.1           110.6
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Total Noninterest Expenses                                                247.7            217.0            483.9           423.5
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Income before Income Taxes                                                134.2            114.9            264.2           223.3
Provision for Income Taxes                                                 47.0             39.5             92.1            76.2
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Net Income                                                               $ 87.2           $ 75.4           $172.1          $147.1
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Net Income Applicable to Common Stock                                    $ 86.0           $ 74.2           $169.6          $144.7
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Net Income Per Common Share - Basic                                      $  .78           $  .67           $ 1.53          $ 1.30
                            - Diluted                                       .75              .65             1.48            1.26
---------------------------------------------------------------     -----------      -----------      -----------     -----------
Average Number of Common Shares Outstanding - Basic                 110,808,676      111,029,616      110,855,135     110,979,939
                                            - Diluted               115,006,566      114,483,841      115,030,924     114,566,949
---------------------------------------------------------------     -----------      -----------      -----------     -----------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                                 NORTHERN TRUST CORPORATION

                                                                        Second Quarter              Six Months
                                                                         Ended June 30              Ended June
                                                                       -----------------        ------------------
($ In Millions)                                                        1998         1997         1998        1997
-----------------------------------------------------------------------------      -----        ------      ------
Net Income                                                             $87.2       $75.4        $172.1      $147.1

Other Comprehensive Income (net of tax)
  Unrealized Gains (Losses) on Securities Available for Sale

   Unrealized Holding Gains (losses) Arising During Period
   (Net of tax (provision) benefit  - $.8 million in Second
    Quarter 1998 and $(1.2) million in 1997; and $.7 million
    during first six months of 1998 and $(.6) million in 1997)          (1.3)        1.9          (1.1)         .9

   Less: Reclassification Adjustments for Gains Included in Net Income
   (Net of tax (provision) benefit - $(.2) million in Second
    Quarter of 1998 and zero in 1997; and $(.4) million during
    first six months of 1998 and $(.2) million in 1997).                 (.3)          -           (.7)        (.3)
-----------------------------------------------------------------------------      -----        ------      ------
Other Comprehensive Income                                              (1.6)        1.9          (1.8)        0.6
-----------------------------------------------------------------------------      -----        ------      ------

Comprehensive Income                                                   $85.6       $77.3        $170.3      $147.7
-----------------------------------------------------------------------------      -----        ------      ------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY NORTHERN TRUST CORPORATION

                                                                        Six Months
                                                                      Ended June 30
                                                                  ----------------------
(In Millions)                                                           1998       1997
----------------------------------------------------------------  ----------------------
Preferred Stock
Balance at January 1 and June 30                                   $  120.0   $  120.0
----------------------------------------------------------------  ----------------------
Common Stock
Balance at January 1 and June 30                                      189.9      189.9
----------------------------------------------------------------  ----------------------
Capital Surplus
Balance at January 1                                                  225.5      231.7
Stock Issued - Incentive Plan and Awards                               (2.4)      (7.2)
----------------------------------------------------------------  ----------------------
Balance at June 30                                                    223.1      224.5
----------------------------------------------------------------  ----------------------
Retained Earnings
Balance at January 1                                                1,330.8    1,110.2
Net Income                                                            172.1      147.1
Dividends Declared - Common Stock                                     (46.8)     (40.2)
Dividends Declared - Preferred Stock                                   (2.3)      (2.7)
----------------------------------------------------------------  ----------------------
Balance at June 30                                                  1,453.8    1,214.4
----------------------------------------------------------------  ----------------------
Net Unrealized Gain on Securities Available for Sale
Balance at January 1                                                    2.1        1.6
Unrealized Gain (Loss), net                                            (1.8)        .6
----------------------------------------------------------------  ----------------------
Balance at June 30                                                       .3        2.2
----------------------------------------------------------------  ----------------------
Common Stock Issuable - Performance Plan
Balance at January 1                                                   11.7       10.4
Stock Issuable, net of Stock Issued                                    18.7        1.3
----------------------------------------------------------------  ----------------------
Balance at June 30                                                     30.4       11.7
----------------------------------------------------------------  ----------------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                  (37.5)     (35.5)
Compensation Deferred                                                 (15.5)      (4.6)
Compensation Amortized                                                  6.8        4.4
----------------------------------------------------------------  ----------------------
Balance at June 30                                                    (46.2)     (35.7)
----------------------------------------------------------------  ----------------------
Treasury Stock
Balance at January 1                                                 (103.5)     (84.2)
Stock Options and Awards                                               34.5       38.0
Stock Purchased                                                       (61.2)     (31.9)
----------------------------------------------------------------  ----------------------
Balance at June 30                                                   (130.2)     (78.1)
----------------------------------------------------------------  ----------------------
Total Stockholders' Equity at June 30                              $1,841.1   $1,648.9
----------------------------------------------------------------  ----------------------


CONSOLIDATED STATEMENT OF CASH FLOWS                                                            NORTHERN TRUST CORPORATION

                                                                                                     Six Months
                                                                                                    Ended June 30
                                                                                       ---------------------------------------
(In Millions)                                                                                           1998             1997
------------------------------------------------------------------------------------------------------------       ----------
Cash Flows from Operating Activities:
Net Income                                                                                       $     172.1       $    147.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Provision for Credit Losses                                                                           7.0               1.0
  Depreciation on Buildings and Equipment                                                              26.4              24.7
  Decrease in Interest Receivable                                                                       8.2               7.3
  Increase (Decrease) in Interest Payable                                                             (12.4)             10.0
  Amortization and Accretion of Securities and Unearned Income                                       (153.5)            (92.8)
  Amortization of Software, Goodwill and Other Intangibles                                             26.8              23.4
  Net Increase in Trading Account Securities                                                           (2.8)             (1.0)
  Other Noncash, net                                                                                  134.7             (26.1)
------------------------------------------------------------------------------------------------------------       -----------
  Net Cash Provided by Operating Activities                                                           206.5              93.6
------------------------------------------------------------------------------------------------------------       -----------
Cash Flows from Investing Activities:
  Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell             (439.1)           (897.3)
  Net Decrease in Time Deposits with Banks                                                            492.4             114.2
  Net Decrease in Other Interest-Bearing Assets                                                        21.4              38.7
  Purchases of Securities-Held to Maturity                                                           (158.9)            (67.1)
  Proceeds from Maturity and Redemption of Securities-Held to Maturity                                145.5              92.3
  Purchases of Securities-Available for Sale                                                      (55,974.6)        (29,308.7)
  Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                     52,179.7          27,173.2
  Net Increase in Loans and Leases                                                                 (1,034.5)         (1,041.0)
  Purchases of Buildings and Equipment                                                                (39.5)            (25.2)
  Net (Increase) Decrease in Trust Security Settlement Receivables                                    (54.6)            107.4
  Decrease in Cash Due to Acquisitions                                                                (15.0)                -
  Other, net                                                                                           (1.7)             (3.4)
------------------------------------------------------------------------------------------------------------       -----------
  Net Cash Used in Investing Activities                                                            (4,878.9)         (3,816.9)
------------------------------------------------------------------------------------------------------------       -----------
Cash Flows from Financing Activities:
  Net Increase in Deposits                                                                            764.3           2,094.9
  Net Increase (Decrease) in Federal Funds Purchased                                                  159.6             (31.9)
  Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                          (263.7)             93.1
  Net Increase (Decrease) in Commercial Paper                                                         (12.7)               .4
  Net Increase in Short-Term Other Borrowings                                                       3,936.2           1,526.4
  Proceeds from Term Federal Funds Purchased                                                          433.3             260.4
  Repayments of Term Federal Funds Purchased                                                         (416.5)           (274.5)
  Proceeds from Senior Notes & Long-Term Debt                                                         300.6             552.8
  Repayments on Senior Notes & Long-Term Debt                                                        (483.0)           (207.1)
  Proceeds from Debt-Floating Rate Capital Securities                                                     -             267.3
  Treasury Stock Purchased                                                                            (61.0)            (28.6)
  Net Proceeds from Stock Options                                                                       8.7               8.6
  Cash Dividends Paid on Common and Preferred Stock                                                   (49.2)            (42.7)
  Other, net                                                                                            6.3               3.3
------------------------------------------------------------------------------------------------------------       -----------
  Net Cash Provided by Financing Activities                                                         4,322.9           4,222.4
------------------------------------------------------------------------------------------------------------       -----------
  Increase (Decrease) in Cash and Due from Banks                                                     (349.5)            499.1
  Cash and Due from Banks at Beginning of Year                                                      1,738.9           1,292.5
------------------------------------------------------------------------------------------------------------       -----------
Cash and Due from Banks at June 30                                                               $  1,389.4        $  1,791.6
------------------------------------------------------------------------------------------------------------       -----------
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                                                  $    507.2        $    406.6
  Income Taxes Paid                                                                                    64.9              40.1
------------------------------------------------------------------------------------------------------------       -----------
Schedule of Noncash Investing and Financing Activities:
  Building Purchase Obligation                                                                            -        $     20.0

Notes to Consolidated Financial Statements


1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern
   Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1998 and 1997 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders.


2. Securities - The following table summarizes the book and fair values of securities:

                                      June 30, 1998                 December 31, 1997              June 30, 1997
                               --------------------------------------------------------------------------------------
                                    Book          Fair              Book         Fair             Book        Fair
(In Millions)                      Value         Value             Value         Value           Value       Value
---------------------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government                $   58.2       $   58.2         $   72.0      $   72.0        $   66.1    $   66.1
  Obligations of States and
    Political Subdivisions          266.5          282.0            276.7         295.1           298.0       316.8
  Federal Agency                      6.0            6.0             14.3          14.3            16.2        16.2
  Other                             140.3          137.8             93.1          92.0            93.7        92.7
---------------------------------------------------------------------------------------------------------------------
Subtotal                            471.0          484.0            456.1         473.4           474.0       491.8
---------------------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                   286.4          286.4            470.0         470.0           739.6       739.6
  Obligations of States and
      Political Subdivisions        183.3          183.3            130.2         130.2           118.4       118.4
  Federal Agency                  7,084.6        7,084.6          2,969.8       2,969.8         5,523.8     5,523.8
  Preferred Stock                    98.3           98.3            128.8         128.8           137.0       137.0
  Other                              23.4           23.4             34.5          34.5            37.3        37.3
---------------------------------------------------------------------------------------------------------------------
Subtotal                          7,676.0        7,676.0          3,733.3       3,733.3         6,556.1     6,556.1
---------------------------------------------------------------------------------------------------------------------
Trading Account                      11.6           11.6              8.8           8.8             5.8         5.8
---------------------------------------------------------------------------------------------------------------------
Total Securities                 $8,158.6       $8,171.6         $4,198.2      $4,215.5        $7,035.9    $7,053.7
---------------------------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                June 30, 1998
---------------------------------------------------------------------------------------------------------
                                                                         Gross Unrealized
                                                           Book       ----------------------       Fair
(In Millions)                                             Value        Gains        Losses         Value
---------------------------------------------------------------------------------------------------------
U.S. Government                                           $ 58.2       $  --         $ --          $ 58.2
Obligations of States and Political Subdivisions           266.5        15.6           .1           282.0
Federal Agency                                               6.0          --           --             6.0
Other                                                      140.3          --          2.5           137.8
---------------------------------------------------------------------------------------------------------
Total                                                     $471.0       $15.6         $2.6          $484.0
---------------------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                             June 30, 1998
---------------------------------------------------------------------------------------------------------
                                                                         Gross Unrealized
                                                       Amortized      ----------------------       Fair
(In Millions)                                             Cost         Gains       Losses         Value
---------------------------------------------------------------------------------------------------------
U.S. Government                                         $  285.7        $ .8         $ .1        $  286.4
Obligations of States and Political Subdivisions           176.9         6.4           --           183.3
Federal Agency                                           7,085.1          .8          1.3         7,084.6
Preferred Stock                                             98.0          .4           .1            98.3
Other                                                       23.9          --           .5            23.4
----------------------------------------------------------------------------------------------------------
Total                                                   $7,669.6        $8.4         $2.0        $7,676.0
----------------------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge available for sale securities totaled zero and $5.9 million, respectively, as of June 30, 1998. At June 30, 1998, stockholders' equity included a credit of $.3 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.9 billion on June 30, 1998, $6.2 billion on December 31, 1997 and $8.2 billion on June 30, 1997.


4. Contingent Liabilities - Standby letters of credit outstanding were $1.7 billion on June 30, 1998, $1.5 billion on December 31, 1997 and $1.4 billion on June 30, 1997.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below:


(In Millions)                           June 30, 1998             December 31, 1997            June 30, 1997
--------------------------------------------------------------------------------------------------------------
Domestic
  Residential Real Estate                   $ 5,467.9                     $ 5,186.7                $ 4,861.1
  Commercial                                  3,977.1                       3,734.8                  3,463.2
  Broker                                        211.4                         170.1                    334.0
  Commercial Real Estate                        608.6                         582.1                    602.2
  Personal                                    1,275.7                       1,207.2                  1,104.0
  Other                                         954.3                         890.1                    643.2
  Lease Financing                               390.7                         347.0                    295.3
--------------------------------------------------------------------------------------------------------------
Total Domestic                               12,885.7                      12,118.0                 11,303.0
International                                   732.0                         470.2                    655.1
--------------------------------------------------------------------------------------------------------------
Total Loans and Leases                      $13,617.7                     $12,588.2                $11,958.1
--------------------------------------------------------------------------------------------------------------

At June 30, 1998, other domestic and international loans included $1.2 billion of overnight trust-related advances primarily in connection with next day security settlements, compared with $924.5 million at December 31, 1997 and $847.0 million at June 30, 1997.

At June 30, 1998, nonperforming loans totaled $27.0 million. Included in this amount were loans with a recorded investment of $22.9 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $2.1 million had no portion of the reserve for credit losses allocated to them, while $20.8 million had an allocated reserve of $1.1 million. For the second quarter of 1998, the total recorded investment in impaired loans averaged $29.1 million. Total interest income recorded on impaired loans for the quarter ended June 30, 1998 was $25 thousand.

At June 30, 1997, nonperforming loans totaled $55.3 million and included $52.7 million of impaired loans. Of these impaired loans, $12.0 million had no reserve allocation while $40.7 million had an allocated reserve of $3.4 million. Impaired loans for the second quarter of 1997 averaged $28.0 million with $26 thousand of interest income recognized.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

                                                                               Six Months
                                                                              Ended June 30
                                                                  -------------------------------------
(In Millions)                                                            1998                  1997
-------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                         $147.6                $148.3
Charge-Offs
  Commercial Real Estate                                                  (.2)                  (.6)
  Other                                                                  (9.1)                 (2.4)
  International                                                            --                    --
-------------------------------------------------------------------------------------------------------
Total Charge-Offs                                                        (9.3)                 (3.0)
-------------------------------------------------------------------------------------------------------
Recoveries                                                                1.2                   2.1
-------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                          (8.1)                 ( .9)
Provision for Credit Losses                                               7.0                   1.0
Reserve Related to Acquisitions                                            .2                    --
-------------------------------------------------------------------------------------------------------
Balance at End of Period                                               $146.7                $148.4
-------------------------------------------------------------------------------------------------------


The reserve for credit losses represents management's estimate of probable inherent losses which have occurred as of the date of the financial statements. The loan and lease portfolio and other extensions of credit are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust makes allocations to specific problem loans. The amount of the allocation is based on expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. In addition, loss factors are assigned to Northern Trust's other credit exposures based on internal credit ratings. The loss factors are determined based on historical charge-off experience, regulatory guidance, and the impact of economic conditions on the credit worthiness of borrowers. The amount of reserve for particular categories of loans may also be affected, and an additional allocation for the portfolio overall may be made, on a basis of factors that cannot be associated with a specific credit. These factors include management's subjective evaluation of local and national economic business conditions, portfolio concentration and changes in the character and size of the loan portfolio.

The related provision for credit losses, which is charged to income, is the amount necessary to adjust the reserve to the level determined through the above process. Loans, leases and other extensions of credit deemed uncollectable are charged to the reserve. Subsequent recoveries, if any, are credited to the reserve. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs.

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table:

                                                                Second Quarter                            Six Months
                                                                Ended June 30                           Ended June 30
                                               -------------------------------------------------------------------------------
($ In Millions Except Per Share Information)              1998                 1997               1998               1997
------------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share:
Net Income                                            $       87.2        $       75.4        $      172.1        $      147.1
Less Dividends on Preferred Stock                             (1.2)               (1.2)               (2.5)               (2.4)
------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                 $       86.0        $       74.2        $      169.6        $      144.7

Average Number of Common Shares Outstanding            110,808,676         111,029,616         110,855,135         110,979,939
Basic Net Income Per Common Share                     $       0.78        $       0.67        $       1.53        $       1.30

Diluted Net Income Per Common Share:
Net Income Applicable to Common Stock                 $       86.0        $       74.2        $      169.6        $      144.7
Average Number of Common Shares Outstanding            110,808,676         111,029,616         110,855,135         110,979,939
Plus Dilutive Potential Common Shares:
  Stock Options                                          3,270,630           2,670,631           3,288,311           2,761,095
  Performance Shares                                       589,546             540,984             563,526             581,752
  Other                                                    337,714             242,610             323,952             244,163
------------------------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares             115,006,566         114,483,841         115,030,924         114,566,949
Diluted Net Income Per Common Share                   $       0.75        $       0.65        $       1.48        $       1.26
------------------------------------------------------------------------------------------------------------------------------


8. Accounting Standards Pronouncements - In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain external and internal costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption permitted.

Northern Trust's current accounting policy is to expense internal costs of computer software developed for internal use as incurred. Northern Trust is in the process of identifying the amount of salary and related costs which would be eligible for capitalization based on SOP 98-1. It is not expected that the adoption of SOP 98-1 will have a material effect on Northern Trust's results of operations.

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

Northern Trust will adopt SOP 98-5 effective January 1, 1999. Northern Trust has typically expensed such costs as incurred and, therefore, adoption of this SOP will not have a material effect on Northern Trust's results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

A company may elect to implement the Statement at the start of any quarter beginning with the third quarter of 1998. However, Northern Trust must adopt the new statement by January 1, 2000. Statement No. 133 cannot be applied retroactively.

Northern Trust has not yet quantified the impact of adopting Statement No. 133 on its financial statements and has not determined the timing or method of its adoption.


9. Acquisition - On May 15, 1998, Northern Trust Corporation completed the acquisition of Trustbank Financial Corp., parent company of Trust Bank of Colorado, for approximately $15 million in cash. The transaction was recorded under the purchase method of accounting. Included in the acquisition cost was $10.4 million of goodwill which is being amortized over 15 years.

10. Notes Payable - Under the terms of a May 27, 1998 Offering Circular Supplement, on June 2, 1998 The Northern Trust Company issued $100 million of 6.25% Subordinated Notes due 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER EARNINGS HIGHLIGHTS

Net income increased 16% to a record $87.2 million from the $75.4 million earned in the second quarter of last year. Net income per common share on a diluted basis increased 15% to a record $.75 for the second quarter, up from $.65 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 20.48% versus 20.01% reported last year, and an annualized return on average assets (ROA) of 1.32% versus 1.27% in 1997. Total revenues stated on a fully taxable equivalent basis increased 16% in the quarter, driven by record corporate trust fees, personal trust fees and net interest income. The quarter also highlighted Northern Trust's continued success in generating positive operating leverage as the 16% growth in revenues was well above the 14% increase in noninterest expenses.

The 15% earnings per share growth for the quarter and the 20.48% ROE exceeded Northern Trust's strategic financial targets. The productivity ratio, which is derived by dividing total taxable equivalent revenue by noninterest expenses, was 159% compared to Northern Trust's target of 160%.

Noninterest Income

Noninterest income increased 19% and totaled $265.7 million for the quarter, accounting for 67% of total taxable equivalent revenue. Trust fees of $202.3 million increased 20% or $34.0 million over the like period of 1997, and represented 76% of noninterest income and 51% of total taxable equivalent revenue. This fee growth was driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration increased 34% or $302.1 billion from a year ago and totaled $1.20 trillion at June 30, 1998. Trust assets under the management of Northern Trust grew 44% to $228.7 billion from June 30, 1997. At December 31, 1997, trust assets under administration totaled $1.08 trillion with $196.6 billion under management.

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

Effective January 1, 1998, the trust activities for Middle Market clients transferred to C&IS from the Personal Financial Services business unit (PFS). Trust assets and fees for all periods presented have been restated.

Trust fees from PFS increased 25% from the prior year level of $77.4 million and totaled $96.8 million for the second quarter, reflecting strong growth in new business throughout Northern Trust's PFS office network and favorable equity markets. Trust fees in each state increased 20% or more from last year's second quarter with growth especially strong in Florida, Arizona and Texas. The PFS Wealth Management Group, which administers significant family-asset pools nationwide, continued to achieve excellent performance, with trust fees increasing 24% to $9.0 million. The Group now administers $32.6 billion of trust assets. Total personal trust assets under administration increased $23.2 billion from the prior year and $14.3 billion since December 31, 1997, and totaled $110.2 billion at June 30, 1998. Of this amount, $66.8 billion was under management compared to $53.2 billion one year ago and $58.5 billion at December 31, 1997. Net recurring new business sold for the first six months, which will transition over the calendar year, was $19.1 million in annualized trust fees, up 17% from the same period of 1997.

Northern Trust Corporation completed the acquisition of Trust Bank of Colorado for approximately $15.0 million in cash during the second quarter, marking its entry into the attractive Denver market. Northern Trust also opened a new office in Glenview, Illinois, bringing to 64 the number of PFS locations in six states, and has plans to open additional offices during the second half of 1998.

Trust fees from C&IS increased 16% to $105.5 million from $90.9 million in the year-ago quarter, reflecting excellent new business. These fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the second quarter fee growth. Strong custody fees contributed approximately one-third of the growth in C&IS trust fees. New business drove a 26% increase in retirement services recordkeeping and consulting fees. Securities lending continued to achieve outstanding results, with fees increasing 16%, or $3.1 million, from the prior year quarter to a record $22.6 million. Corporate trust fees also benefited from $3.6 million in fees generated by Northern Trust Quantitative Advisors, Inc., (NTQA) a December 31, 1997 acquisition. C&IS trust assets under administration increased 34% or $278.9 billion from the prior year and now total $1.09 trillion, of which $161.9 billion is managed by Northern Trust. Trust assets under administration included approximately $179 billion of global custody assets. For the six months, net new business sold, which will transition over the calendar year, was $28.6 million in annualized trust fees, about even with the comparable period in 1997. Approximately 40% of the new business sold came from existing clients and 60% from new relationships.

Foreign exchange trading profits of $23.1 million declined slightly from the $23.9 million in the same quarter last year. This performance reflects a lower level of client trading volume in Asian currencies and decreased volatility in the European Monetary Union currencies. The effect of the conversion to the Euro in 1999 on foreign exchange trading profits is difficult to predict. During 1997, cross border trading between the eleven national country currencies which will likely make up the Euro averaged approximately 10% of overall foreign exchange volume.

Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 5% from the second quarter of 1997 to $24.1 million. Increased volumes from existing clients as well as new business contributed to the growth in revenues which was fairly evenly distributed between electronic- and paper-based products. The fee portion of these revenues accrued in the quarter was $17.4 million, up from $15.0 million in the comparable quarter last year.

Security commissions and trading income increased 10% and totaled $7.2 million compared with $6.6 million reported in the second quarter of 1997. The increase was driven by a 29% increase in securities brokerage commissions resulting from the continued strength in the equity markets, partially offset by a decline in futures commissions.

Other operating income was $15.2 million for the second quarter compared with $9.4 million in the same period of last year. This performance was primarily attributable to higher fees from trust deposit activities and banking services, and $1.1 million in gains from the sale of mortgage loans. In addition, a $1.2 million gain from the sale of exchange membership seats owned by Northern Futures Corporation (NFC) was realized during the quarter. The gain was essentially offset by incremental expenses associated with Northern Trust's previously announced exit from the futures business, which was completed during the quarter.

Net Interest Income

Net interest income for the quarter totaled $119.2 million, 9% higher than the $109.2 million reported in the second quarter of 1997. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $128.2 million, up 9% from the $117.7 million reported in 1997. The increase in net interest income reflects higher levels of noninterest-related funds, driven by increases in both demand and noninterest-bearing deposits and common equity, and 12% growth in average earning assets. The net interest margin declined to 2.14% from 2.20% reported in the year-ago quarter. The decline in the net interest margin is attributable to the flattening yield curve which has compressed interest rate spreads and a higher proportion of assets held in lower spread short-term securities and money market assets.

Earning assets for the second quarter averaged $24.1 billion, up 12% from the $21.5 billion average for the same quarter of 1997. The $2.6 billion growth in average earning assets was concentrated in the loan portfolio which increased 13% to average $13.1 billion and in securities which increased 16% to $7.6 billion. Money market assets averaged $3.4 billion in the quarter, virtually unchanged from last year.

The loan growth was concentrated predominantly in the domestic portfolio which increased $1.4 billion to average $12.5 billion. Residential mortgage loans accounted for nearly one-half of the domestic growth, increasing 15% to average $5.5 billion for the quarter, comprising 42% of the total loan portfolio. Commercial and industrial loans averaged $4.0 billion during the second quarter compared to $3.6 billion in the prior year quarter. The securities portfolio increased $1.1 billion or 16% reflecting a higher level of investments in short-term U.S. agency securities.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $12.1 billion, up 8% or $936 million from the second quarter of 1997. This growth came principally from foreign office time deposits (up $680 million), and savings and money market deposits (up $511 million). The increase in foreign office time deposits resulted primarily from growth in global custody activity. Other interest-related funds grew 17% or $1.2 billion resulting from higher levels of federal funds purchased and the issuance of senior bank notes. In addition, in June 1998, The Northern Trust Company issued $100 million of 6.25% Subordinated Notes due 2008. Noninterest-related funds increased 13% to average $3.7 billion, due to strong demand and noninterest-bearing deposit growth and a $200 million increase in common stockholders' equity resulting from retained earnings.

Provision for Credit Losses

The provision for credit losses of $3.0 million increased $2.5 million from the unusually low level in the second quarter of 1997. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.

Noninterest Expenses

Noninterest expenses totaled $247.7 million for the quarter, an increase of 14% or $30.7 million from the $217.0 million in the year-ago quarter. Approximately 65% of this increase is related to salaries and employee benefits resulting from staff growth, merit increases and higher performance-based compensation. In addition, the noninterest expense increase in the second quarter reflects $3.6 million of incremental expenses resulting from the NTQA and Trust Bank of Colorado acquisitions, as well as costs associated with technology, occupancy, business promotion, and unusually high expenses relating to the processing of certain securities transactions.

Salaries and benefits, which represent 60% of total noninterest expenses, increased to $148.0 million from $128.1 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and higher performance-based compensation. Staff levels increased from one year ago to support new business in both PFS and C&IS. Staff on a full-time equivalent basis at June 30, 1998 totaled 7,883, up 9% from 7,254 at June 30, 1997. Excellent new business results, strong corporate earnings and the price increase in Northern Trust Corporation stock increased performance-based compensation expenses by $6.3 million from the second quarter of last year.

Net occupancy expense totaled $17.3 million, up 6% from $16.4 million in the second quarter of 1997, due in large part to the opening of additional private banking and trust offices over the past twelve months, as well as additional space leased to support business growth. The principal components of the increase were higher net rental costs and lease operating expenses, building maintenance and depreciation.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $14.9 million, unchanged from the second quarter of 1997. Higher levels of lease expense for data lines and depreciation for computer hardware and personal computers, were offset by a reduction in equipment rental costs resulting from the termination of certain leases associated with the relocation of the computer data facility.

Other operating expenses in the quarter totaled $67.5 million compared to $57.6 million last year. The increase in the 1998 expense level was primarily the result of continued investment in technology, expansion of the personal trust and banking office network, and higher operating expenses necessary to support business growth. The expense categories most affected were business promotion, technical and consulting services, and the amortization of computer software, goodwill and other intangibles. In addition, the increase in the other expense category reflects higher costs from processing errors incurred in servicing and managing financial assets and performing banking activities.

The components of other operating expenses were as follows:

                                                       Second Quarter
                                                        Ended June 30
                                                 ---------------------------
(In Millions)                                       1998            1997
----------------------------------------------------------------------------
Business Development                               $ 9.4            $ 8.4
Purchased Professional Services                     20.3             20.5
Telecommunications                                   3.7              3.0
Postage and Supplies                                 5.8              4.9
Software Amortization                               10.0              9.2
Goodwill and Other Intangibles Amortization          3.5              2.5
Other Expense                                       14.8              9.1
----------------------------------------------------------------------------
Total Other Operating Expenses                     $67.5            $57.6
----------------------------------------------------------------------------

Year 2000 Project

Like other businesses dependent upon computerized information processing, Northern Trust must deal with "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. As the year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses.

Northern Trust data processing software and hardware provide essential support to virtually all of its businesses, so successfully addressing Year 2000 issues is of the highest importance. Failure to complete renovation of the critical systems used by Northern Trust on a timely basis could have a materially adverse affect on its operations and financial performance, as could Year 2000 problems experienced by others with whom Northern Trust does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Northern Trust's remediation efforts or the efforts of those with whom it does business not be successful.

Northern Trust has a dedicated Year 2000 Project Team whose members have significant systems development and maintenance experience on Northern Trust's many banking and trust applications, which run on a variety of mainframe, mid-range and desktop platforms. Northern Trust has been developing systems using four digit years since the mid 1980s, which reduces the scope of the work involved. Northern Trust has also licensed a number of software tools that help automate the process of identifying and making needed changes, most notably on its mainframe computers. These tools reduce the amount of manual effort required and increase the integrity of the changes.

Northern Trust completed the information technology portion of the assessment and inventory phases of its Year 2000 project by early 1997. Full time renovation began in the second quarter of 1997. Testing and implementation activities have been underway on mission critical applications since mid-1997. Northern Trust has a highly centralized data processing environment, with the vast majority of its data processing needs serviced out of a consolidated data center in Chicago. As of June 30, 1998, Northern Trust had completed approximately 95% of its renovation, 80% of its testing and 70% of its implementation for its centrally supported mission critical applications (including in-house, vended and outsourced applications). All implementation includes testing with dates into the Year 2000 and internal user acceptance. The balance of these applications are planned to be renovated, tested and implemented by December 31, 1998. Client, integration and service provider testing are planned to start in 1998, although the majority of this work will be done in the first half of 1999. With respect to non-mission critical applications, Northern Trust's target for completion of Year 2000 work is September 1999.

Northern Trust has also established a Year 2000 Business Issues Task Force in order to systematically address issues that are not directly related to data processing systems. The Business Issues Task Force is coordinating a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The Task Force is also coordinating a review of the Year 2000 status of power and telecommunications providers at each important location, as these services are critical to its business. Contingency plans are being developed for Northern Trust's important locations. The actions taken pursuant to these plans will depend in part on Northern Trust's assessment of the readiness of specific providers in the power and telecommunications industries.

The Task Force is also monitoring programs to contact vendors and suppliers to determine their Year 2000 readiness. For example, during 1998, Northern Trust is again reviewing the Year 2000 preparedness of its sub-custodians, covering its most important providers in on-site due diligence visits. Although Northern Trust is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans are being established where practical to provide Northern Trust with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect Northern Trust.

As part of its credit analysis process, Northern Trust has also developed a project plan for assessing the Year 2000 readiness of its credit customers, with a target date of September 30, 1998 for initial assessment of the responses of significant customers. In addition, as part of its fiduciary investment management activities, Northern Trust has developed and is implementing a plan for taking the Year 2000 issue into consideration, and a plan to evaluate and deal with the Year 2000 issues of other types of property held in trust. Northern Trust is also contacting clients and customers to explain its Year 2000 Program and solicit information of theirs, where appropriate.

Northern Trust's ongoing review of its estimated Year 2000 expenditures has resulted in an increase in the amount estimated from approximately $25 million to approximately $35 million. This estimate includes the cost of purchasing licenses for software programming tools, the cost of the time of internal staff in Worldwide Technology and the cost of consultants. The increase in estimated costs reflects additional time expected to be spent by these personnel in testing changes with clients and others, additional salary and incentive compensation for technology personnel and an estimate to cover expenditures related to contingency planning activities. The estimate does not include the time that internal staff and user departments are devoting to testing programming changes, although this testing is not expected to add significant incremental costs.

All Year 2000 costs are expensed as incurred. As of June 30, 1998, $16.1 million of the estimated $35 million of project costs have been incurred. The remaining costs are expected to be incurred roughly evenly over the next 18 months. Of the total Worldwide Technology Group expenses (excluding depreciation and amortization) for 1997, 1998 and 1999, it is estimated that 12% to 14% will be for Year 2000 remediation costs, or less than 1.5% of Northern Trust's anticipated aggregate noninterest expenses for those years. Although the priority given to Year 2000 work may result in extending the time for completing some other technology projects, these delays are not expected to have a material effect on Northern Trust's business.

The work necessary to prepare Northern Trust's global custody, foreign exchange and other systems for the advent of the Euro on January 1, 1999, has been closely coordinated with Year 2000 work and remains on schedule for timely completion and testing prior to that date.


Provision for Income taxes

The provision for income taxes was $47.0 million for the second quarter compared with $39.5 million in the year-ago quarter. The higher tax provision in 1998 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate was 35% for 1998 versus 34% in 1997.


SIX MONTH EARNINGS HIGHLIGHTS

Net income per common share increased 17% to $1.48 for the six month period ended June 30, up from $1.26 last year. Net income also increased 17% to $172.1 million from $147.1 million in the year-ago period. The ROE rose to 20.60% from 19.96% last year, while the ROA improved to 1.32% from 1.28% in the same period last year.

Total revenues stated on a FTE basis increased 16% from 1997 levels. Trust fees totaled $396.0 million, up 21% from $326.6 million last year. Excluding the $7.1 million of incremental fees resulting from the NTQA acquisition, trust fees increased 19%. Foreign exchange trading profits totaled $51.2 million, up 15% from last year's performance. Treasury Management revenues from both fees and the computed value of compensating deposit balances increased 5% to $47.6 million. The fee portion of these revenues accrued in the period totaled $33.3 million, up from $29.6 million in 1997. Security commissions and trading income totaled $14.4 million, up 15% from $12.5 million reported last year. Other operating income totaled $26.2 million in the period compared with $18.9 million in 1997. The improvement from the prior year was due primarily to higher banking and trust deposit-related fees, and the second quarter gains on the mortgage loan sale and the sale of NFC exchange memberships.

Net interest income stated on a FTE basis totaled $250.2 million, up 8% from the $231.8 million reported last year. The $7.0 million provision for credit losses was $6.0 million higher than the unusually low provision required in the first half of 1997. Net loan charge-offs increased to $8.1 million from $.9 million in the prior year. Noninterest expenses were up 14% and totaled $483.9 million compared to $423.5 million a year ago. Exclusive of $6.8 million of incremental expenses from acquisitions, total noninterest expenses increased 13% from last year.

BALANCE SHEET

Total assets at June 30, 1998 were $29.8 billion and averaged $26.6 billion for the second quarter, up 11% from last year's average of $23.9 billion. Due to continued strong demand for credit, loans and leases grew to $13.6 billion at June 30, 1998, and averaged $13.1 billion for the quarter. This compares with $12.0 billion in total loans and leases at June 30, 1997 and $11.6 billion on average for the second quarter of last year.

Driven by continued strong earnings growth, offset in part by Northern Trust's stock buyback program, common stockholders' equity increased to $1.72 billion at June 30, 1998 and averaged $1.69 billion for the quarter, up 13% from the $1.49 billion average in last year's second quarter. Total stockholders' equity averaged $1.80 billion for the second quarter compared with $1.61 billion in 1997.

During the quarter, Northern Trust acquired a total of 464,731 of its common shares at a cost of $32.9 million pursuant to the stock buyback program authorized by the Board of Directors. An additional 2.4 million shares may be purchased after June 30, 1998 under the buyback program.

Northern Trust's risk-based capital ratios remained strong at 9.3% for tier 1 capital and 12.6% for total capital at June 30, 1998. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.0% at June 30, 1998, also exceeded the minimum regulatory requirement of 3%. In addition, each of Northern Trust's subsidiary banks had a ratio above 8.2% for tier 1 capital, 11.0% for total risk-based capital, and 6.1% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at June 30, 1998 totaled $29.0 million, compared with $43.3 million at December 31, 1997 and $58.5 million at June 30, 1997. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $24.5 million, or .19% of total domestic loans and leases at June 30, 1998. At December 31, 1997 and June 30, 1997, domestic nonaccrual loans and leases totaled $38.9 million and $52.7 million, respectively.

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


                                                     June 30        March 31        December 31      June 30
                                                 -----------------------------------------------------------
(In Millions)                                          1998           1998             1997           1997
------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
 Domestic
  Residential Real Estate                             $ 3.7           $ 4.1            $ 5.3           $ 5.1
  Commercial                                           18.0            22.4             26.3            40.5
  Commercial Real Estate                                2.6             6.8              7.1             6.6
  Personal                                               .2              .4               .2              .5
------------------------------------------------------------------------------------------------------------
 Total Domestic                                        24.5            33.7             38.9            52.7
 International                                            -               -                -               -
------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                 24.5            33.7             38.9            52.7
Restructured Loans                                      2.5             2.5              2.5             2.6
Other Real Estate Owned                                 2.0             3.0              1.9             3.2
------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                            $29.0           $39.2            $43.3           $58.5
------------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)          $24.4           $16.1            $13.9           $28.8
------------------------------------------------------------------------------------------------------------

Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. The reserve provides for probable losses which are known to have occurred (specific loss component) or have occurred but have not yet been specifically identified (inherent loss component), as of the date of the financial statements.

The 1998 second quarter provision for credit losses was $3.0 million, compared with $.5 million in the second quarter of 1997. Net charge-offs totaled $4.2 million in the second quarter of 1998, versus $.5 million last year. The reserve for credit losses was $146.7 million or 1.08% of outstanding loans at June 30, 1998. This compares with $147.6 million or 1.17% of outstanding loans at December 31, 1997 and $148.4 million or 1.24% of outstanding loans at June 30, 1997.

During the second quarter, and as part of the regular review of classified and nonperforming loans and potential charge-offs, management determined that certain loans with specific reserves allocated to them had not recovered and needed to be charged-off. Primarily as a result of these charge-offs, specific reserves declined by approximately $4.6 million.

The inherent loss component of the reserve is based on management's review of historical charge-off experience in each credit rating category over an entire economic cycle; segments of the portfolio such as commercial and commercial real estate credits which are deemed to have greater risk potential than is reflected in the historical charge-off analysis; and exposure attributable to local and national economic and business conditions. Through this deliberative process during the quarter, management determined that an increase in the inherent loss component of the reserve was needed, primarily to support growth in the commercial segment of the portfolio. Other portions of the inherent loss component of the reserve, covering non-commercial credits, are based on historical loss factors adjusted for other subjective factors as needed and remained the same or declined during the quarter as a result of improved credit quality. The combination of these factors resulted in a provision for credit losses of $3.0 million in the second quarter.


MARKET RISK MANAGEMENT

As described in the 1997 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, the Northern Trust's interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 1997.


FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's pricing and fee trends, credit quality and outlook, new business results, expansion plans, anticipated expenses and planned schedules for the Year 2000 and Euro related work. These statements speak of Northern Trust's plans, goals or expectations, refer to estimates, or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

 .    The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

 .    Changes in U.S. and worldwide financial markets, with respect to the market values of financial assets and the level of volatility in certain markets such as foreign exchange.

 .    Regulatory developments and changes in accounting requirements in the U.S.
     and other countries where Northern Trust has significant business.

 .    Changes in the nature of Northern Trust's competition resulting from industry consolidation, regulatory change and other factors, as well as actions taken by particular competitors.

 .    Northern Trust's success in identifying and penetrating targeted markets, through acquisitions or otherwise, and generating a profit in those markets in a reasonable time.

 .    Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff, in order to deal with increasing volume and complexity in many of its businesses and technology challenges such as Year 2000 renovation and the introduction of the Euro.

 .    The ability of various vendors, clients, counterparties and entities in which Northern Trust invests for itself or its clients to complete Year 2000 systems renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to Northern Trust without disruption, as well as Northern Trust's ability to accurately evaluate their readiness in this regard and, where necessary, develop and implement effective contingency plans.

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



CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                                                                      Second Quarter
                                                        --------------------------------------------------------------------------
                                                                         1998                                  1997
(Interest and rate on a taxable equivalent basis)       --------------------------------------   ---------------------------------
($ in Millions)                                         Interest        Volume         Rate      Interest    Volume        Rate
------------------------------------------------------- ---------     -----------    ---------   --------  -----------   ---------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements            $    14.3     $   1,025.2         5.61%  $  12.0   $     853.7        5.66%
    Time Deposits with Banks                                 31.1         2,304.0         5.41      31.5       2,460.5        5.13
    Other Interest-Bearing                                     .9            51.8         7.13        .8          56.9        5.84
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Total Money Market Assets                                    46.3         3,381.0         5.49      44.3       3,371.1        5.27
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Securities
    U.S. Government                                           5.4           369.0         5.99      13.3         893.8        5.98
    Obligations of States and Political Subdivisions          9.5           432.1         8.83       9.9         415.6        9.53
    Federal Agency                                           92.9         6,485.3         5.74      71.5       4,947.4        5.79
    Other                                                     3.9           272.0         5.65       3.8         248.3        6.21
    Trading Account                                            .1            12.1         6.65        .2           9.4        7.87
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Total Securities                                            111.8         7,570.5         5.93      98.7       6,514.5        6.08
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Loans and Leases                                            221.2        13,100.7         6.77     197.3      11,610.4        6.82
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Total Earning Assets                                    $   379.3     $  24,052.2         6.33%  $ 340.3   $  21,496.0        6.35%
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Average Source of Funds
Deposits
    Savings and Money Market                            $    35.9     $   4,303.0         3.35%  $  31.4   $   3,901.8        3.23%
    Savings Certificates                                     30.4         2,126.5         5.73      28.9       2,016.9        5.75
    Other Time                                                6.9           517.4         5.38      10.7         772.6        5.55
    Foreign Offices Time                                     64.1         5,183.7         4.96      53.4       4,503.2        4.76
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Total Deposits                                              137.3        12,130.6         4.54     124.4      11,194.5        4.46
Federal Funds Purchased                                      30.2         2,202.5         5.51      19.0       1,386.6        5.50
Securities Sold Under Agreements to Repurchase               13.1           967.2         5.44      17.6       1,323.5        5.34
Commercial Paper                                              2.1           148.3         5.57       1.9         137.3        5.55
Other Borrowings                                             45.4         3,421.4         5.32      44.3       3,284.6        5.41
Senior Notes                                                 11.2           800.9         5.61       3.5         245.1        5.72
Long-Term Debt                                                7.6           422.9         7.20       8.0         427.9        7.53
Debt-Floating Rate Capital Securities                         4.2           267.4         6.29       3.9         236.0        6.44
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Total Interest-Related Funds                                251.1        20,361.2         4.95     222.6      18,235.5        4.90
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Interest Rate Spread                                            -               -         1.38%        -             -        1.45%
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Noninterest-Related Funds                                       -         3,691.0            -         -       3,260.5          -
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Total Source of Funds                                   $   251.1     $  24,052.2         4.19%  $ 222.6   $  21,496.0        4.15%
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------
Net Interest Income/Margin                              $   128.2               -         2.14%  $ 117.7             -        2.20%
------------------------------------------------------- ---------     -----------    ---------   -------   -----------   ---------


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
                                                              Second Quarter 1998/97                    Six Months 1998/97
                                                        -----------------------------------     ----------------------------------
                                                             Change Due To                          Change Due To
                                                        ------------------------                ---------------------
(In Millions)                                            Volume           Rate       Total      Volume         Rate         Total
------------------------------------------------------- ---------       --------    -------     -------      --------       ------
Earning Assets                                             $40.5          $(1.5)     $39.0       $93.0        $ 3.7         $96.7
Interest-Related Funds                                      26.3            2.2       28.5        67.8         10.5          78.3
------------------------------------------------------- ---------       --------    -------     -------      --------       ------
Net Interest Income                                        $14.2          $(3.7)     $10.5       $25.2        $(6.8)        $18.4

                                                          NORTHERN TRUST CORPORATION

                                     Six Months
------------------------------------------------------------------------------------
                1998                                          1997
---------------------------------------      ---------------------------------------
Interest        Volume          Rate         Interest       Volume          Rate
--------      ----------     ----------      --------     ----------     -----------


$  26.8       $    961.9           5.63%     $  20.5      $    747.2            5.55%
   65.2          2,432.7           5.40         58.7         2,338.7            5.06
    1.7             48.7           6.98          1.4            48.5            5.77
-------       ----------     ----------      -------      ----------     -----------
   93.7          3,443.3           5.49         80.6         3,134.4            5.19
-------       ----------     ----------      -------      ----------     -----------

   12.4            416.9           6.03         26.6           912.4            5.89
   18.5            415.3           8.93         19.9           418.1            9.53
  179.4          6,284.6           5.76        131.1         4,605.8            5.74
    7.1            247.8           5.75          7.5           245.0            6.20
     .3             10.5           6.87           .3             8.3            7.62
-------       ----------     ----------      -------      ----------     -----------
  217.7          7,375.1           5.95        185.4         6,189.6            6.04
-------       ----------     ----------      -------      ----------     -----------
  433.6         12,918.9           6.77        382.3        11,366.8            6.78
-------       ----------     ----------      -------      ----------     -----------
$ 745.0       $ 23,737.3           6.33%     $ 648.3      $ 20,690.8            6.32%
-------       ----------     ----------      -------      ----------     -----------


$  69.6       $  4,229.7           3.32%     $  62.1      $  3,926.4            3.19%
   60.7          2,125.5           5.76         57.3         2,019.3            5.72
   14.0            521.5           5.43         18.8           694.1            5.46
  132.8          5,367.4           4.99        100.4         4,293.7            4.72
-------       ----------     ----------      -------      ----------     -----------
  277.1         12,244.1           4.56        238.6        10,933.5            4.40
   66.5          2,436.7           5.50         38.6         1,451.7            5.37
   34.0          1,251.5           5.48         39.3         1,501.5            5.29
    4.1            146.6           5.61          3.8           141.5            5.47
   67.2          2,558.0           5.29         67.2         2,550.7            5.31
   21.8            775.6           5.64          7.2           255.0            5.63
   15.7            428.6           7.32         16.0           427.9            7.55
    8.4            267.4           6.28          5.8           180.2            6.36
-------       ----------     ----------      -------      ----------     -----------
  494.8         20,108.5           4.96        416.5        17,442.0            4.81
-------       ----------     ----------      -------      ----------     -----------
      -                -           1.37%           -               -            1.51%
-------       ----------     ----------      -------      ----------     -----------
      -          3,628.8              -            -         3,248.8               -
-------       ----------     ----------      -------      ----------     -----------
$ 494.8       $ 23,737.3           4.20%     $ 416.5      $ 20,690.8            4.06%
-------       ----------     ----------      -------      ----------     -----------
$ 250.2                -           2.13%     $ 231.8               -            2.26%
-------       ----------     ----------      -------      ----------     -----------

PART II - OTHER INFORMATION


Item 5.   Other Information

          The Corporation's By-Laws, as amended on July 21, 1998, provide that stockholder proposals submitted outside the Rule 14a-8 process for consideration at the Corporation's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") and stockholder nominations of directors for the 1999 Annual Meeting must be received by the Corporation no earlier than December 22, 1998 and no later than January 21, 1999.

          Stockholder proposals submitted pursuant to Rule 14a-8 for consideration for inclusion in the Corporation's proxy statement and form of proxy for the 1999 Annual Meeting must be received by the Corporation no later than November 16, 1998.

Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits
          --------

          Exhibit (3)   Amendments to By-laws and By-laws as amended to date
                        (Incorporated by reference to Exhibit 3(ii) to the Registrant's Form 8-K filed July 24, 1998).

          Exhibit (4)   Instruments Defining the Rights of Security Holders,
                        Including Indentures:

                        (i) Form of the Northern Trust Company's Global Senior Bank Note (Fixed Rate) (supersedes Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                        (ii) Form of the Northern Trust Company's Global Senior Bank Note (Floating Rate) (supersedes
                               Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30,
                               1997).

                        (iii) Form of the Northern Trust Company's Global Subordinated Bank Note (Fixed Rate) (supersedes
                               Exhibit 4(iii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30,
                               1995).

                        (iv) Form of The Northern Trust Company's Global Subordinated Bank Note (Floating Rate) (supersedes Exhibit 4(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          Exhibit (10)  Material Contracts:

                        (i) Third Amendment, dated as of July 21, 1998, to Rights Agreement, dated as of October 17, 1989, between Northern Trust Corporation and Harris Trust and Savings Bank (which, effective November 10, 1997, was succeeded by Norwest Bank Minnesota, N.A. as Rights Agent) (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed July 24, 1998).

                        (ii) Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed July 24, 1998).

                        (iii) Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998.

                        (iv) Deferred Compensation Plans Trust Agreement dated as of May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee.

                        (v) Amendment effective May 14, 1998 to the Northern Trust Employee Stock Ownership Plan.

                        (vi) Amendment effective August 1, 1998 to the Northern Trust Employee Stock Ownership Plan.

                        (vii) Northern Trust Corporation (1998) Management Performance Plan.

          Exhibit (27)  Financial Data Schedule.

     (b.) Reports on Form 8-K
          -------------------

          In a report on Form 8-K filed April 21, 1998, Northern Trust Corporation incorporated in Item 5 its April 20, 1998 press release, reporting on its earnings for the first quarter of 1998. The press release, with summary financial information, was filed pursuant to
          Item 7.

          In a report on Form 8-K filed July 24, 1998, Northern Trust reported in Item 5 the amendment of its existing Stockholder Rights Plan, the adoption of a new Plan and the amendment of its by-laws.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         NORTHERN TRUST CORPORATION
         --------------------------
                (Registrant)



Date:  August  12, 1998      By:   Perry R. Pero
                                   -------------
                                   Perry R. Pero
                                   Senior Executive Vice President
                                   and Chief Financial Officer



Date:  August  12, 1998      By:   Harry W. Short
                                   --------------
                                   Harry W. Short
                                   Senior Vice President and Controller
                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX




The following exhibits have been filed herewith:


Exhibit
Number    Description
------    -----------

  (3) Amendments to By-laws and By-laws as amended to date (Incorporated by reference to Exhibit 3(ii) to the Registrant's Form 8-K filed July 24,
          1998).

  (4)     Instruments Defining the Rights of Security Holders, Including
          Indentures:

          (i) Form of the Northern Trust Company's Global Senior Bank Note (Fixed Rate) (supersedes Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

          (ii) Form of the Northern Trust Company's Global Senior Bank Note (Floating Rate) (supersedes Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          (iii) Form of the Northern Trust Company's Global Subordinated Bank Note (Fixed Rate) (supersedes Exhibit 4(iii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

          (iv) Form of The Northern Trust Company's Global Subordinated Bank Note (Floating Rate) (supersedes Exhibit 4(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   (10)   Material Contracts:

          (i) Third Amendment, dated as of July 21, 1998, to Rights Agreement, dated as of October 17, 1989, between Northern Trust Corporation and Harris Trust and Savings Bank (which, effective November 10, 1997, was succeeded by Norwest Bank Minnesota, N.A. as Rights Agent) (incorporated by reference to
                  Exhibit 99.1 to the Registrant's Form 8-K filed July 24, 1998)

          (ii)    Rights Agreement, dated as of July 21,1998, between
                  Northern Trust Corporation Norwest Bank Minnesota, N.A. (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed July 24, 1998).

          (iii) Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998.

          (iv) Deferred Compensation Plans Trust Agreement dated as of May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee.

          (v) Amendment effective May 14, 1998 to the Northern Trust Employee Stock Ownership Plan.

          (vi) Amendment effective August 1, 1998 to the Northern Trust Employee Stock Ownership Plan.

          (vii)   Northern Trust Corporation (1998) Management Performance Plan.


   (27)   Financial Data Schedule.