Form 10-Q
period 1998-09-30
NORTHERN TRUST CORP
filed 1998-11-16
CIK 73124

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

               For the Quarterly Period Ended September 30, 1998

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

       Rigistrant's telephone number, including area code: (312)630-6000

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

                   111,045,729 Shares - $1.66 2/3 Par Value
          (Shares of Common Stock Outstanding on September 30, 1998)


================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                                                NORTHERN TRUST CORPORATION
                                                                                             September 30  December 31  September 30
                                                                                             ------------  -----------  ------------
($ In Millions)                                                                                      1998         1997          1997
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Assets
Cash and Due from Banks                                                                         $ 1,105.2    $ 1,738.9    $ 2,293.6
Federal Funds Sold and Securities Purchased under Agreements to Resell                            2,878.1      2,991.7      2,762.4
Time Deposits with Banks                                                                          2,448.4      2,283.2      2,256.8
Other Interest-Bearing                                                                               15.4         34.5         45.5
Securities
  Available for Sale                                                                              5,994.0      3,733.3      5,438.0
  Held to Maturity (Fair value - $479.7 at September 1998, $473.4 at December 1997,
    $493.1 at September 1997)                                                                       465.2        456.1        475.8
  Trading Account                                                                                    13.4          8.8         10.9
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Total Securities                                                                                  6,472.6      4,198.2      5,924.7
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Loans and Leases
  Commercial and Other                                                                            7,926.5      7,401.5      7,235.9
  Residential Mortgages                                                                           5,674.3      5,186.7      4,987.8
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Total Loans and Leases (Net of unearned income - $219.2 at September 1998, $151.9 at
  December 1997, $146.0 at September 1997)                                                       13,600.8     12,588.2     12,223.7
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Reserve for Credit Losses                                                                          (146.6)      (147.6)      (148.0)
Buildings and Equipment                                                                             334.4        316.4        312.4
Customers' Acceptance Liability                                                                      27.7         31.4         47.0
Trust Security Settlement Receivables                                                               338.7        291.4        302.4
Other Assets                                                                                      1,004.1        989.1        898.7
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Total Assets                                                                                    $28,078.8    $25,315.4    $26,919.2
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                          $ 3,383.5    $ 3,510.1    $ 3,189.7
  Savings and Money Market Deposits                                                               4,391.0      4,278.9      3,712.3
  Savings Certificates                                                                            2,189.3      2,092.6      2,039.7
  Other Time                                                                                        668.6        572.0        743.9
  Foreign Offices - Demand                                                                          433.5        451.0        526.2
                  - Time                                                                          5,975.7      5,455.4      5,631.6
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Total Deposits                                                                                   17,041.6     16,360.0     15,843.4
Federal Funds Purchased                                                                           1,300.8        821.2        817.9
Securities Sold Under Agreements to Repurchase                                                    1,011.3      1,139.7        834.6
Commercial Paper                                                                                    119.5        146.8        137.9
Other Borrowings                                                                                  4,513.6      2,876.6      5,299.4
Senior Notes                                                                                        700.0        785.0        885.0
Long-Term Debt                                                                                      462.7        439.5        443.7
Debt - Floating Rate Capital Securities                                                             267.5        267.4        267.4
Liability on Acceptances                                                                             27.7         31.4         47.0
Other Liabilities                                                                                   755.4        708.8        645.4
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
  Total Liabilities                                                                              26,200.1     23,576.4     25,221.7
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Stockholders' Equity
Preferred Stock                                                                                     120.0        120.0        120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at September 1998,
  December 1997 and September 1997; Outstanding 111,045,729 at September 1998,
  111,367,436 at December 1997 and 111,550,097 at September 1997                                    189.9        189.9        189.9
Capital Surplus                                                                                     217.8        225.5        225.3
Retained Earnings                                                                                 1,519.4      1,330.8      1,274.3
Net Unrealized Gain on Securities Available for Sale                                                  (.7)         2.1          2.1
Common Stock Issuable - Performance Plan                                                             30.4         11.7         11.7
Deferred Compensation - ESOP and Other                                                              (44.5)       (37.5)       (37.5)
Treasury Stock - (at cost, 2,915,033 shares at September 1998, 2,593,326 shares at
  December 1997, and 2,410,665 shares at September 1997)                                           (153.6)      (103.5)       (88.3)
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
  Total Stockholders' Equity                                                                      1,878.7      1,739.0      1,697.5
-------------------------------------------------------------------------------------------  ------------  -----------  ------------
Total Liabilities and Stockholders' Equity                                                      $28,078.8    $25,315.4    $26,919.2
-------------------------------------------------------------------------------------------  ------------  -----------  ------------

CONSOLIDATED STATEMENT OF INCOME                     NORTHERN TRUST CORPORATION

                                                                                Third Quarter               Nine Months
                                                                              Ended September 30          Ended September 30
                                                                        ----------------------------  ---------------------------
($ In Millions Except Per Share Information)                                    1998           1997           1998            1997
----------------------------------------------------------------------  -------------  -------------  -------------  -------------
Interest Income
  Loans and Leases                                                            $225.9         $203.3       $  656.7        $  582.8
  Securities
    Available For Sale                                                         109.6           80.4          298.3           236.1
    Held to Maturity                                                             6.9            7.6           21.0            23.3
    Trading Account                                                               .2             .1             .5              .4
----------------------------------------------------------------------  -------------  -------------  -------------   ------------
  Total Securities                                                             116.7           88.1          319.8           259.8
----------------------------------------------------------------------  -------------  -------------  -------------   ------------
  Time Deposits with Banks                                                      36.0           34.0          101.2            92.7
  Federal Funds Sold and Securities Purchased under Agreements
    to Resell and Other Interest-Bearing                                        14.3           13.8           42.8            35.7
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Total Interest Income                                                          392.9          339.2        1,120.5           971.0
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Interest Expense
  Deposits                                                                     154.0          136.4          431.1           375.0
  Federal Funds Purchased                                                       35.3           19.5          101.8            58.1
  Securities Sold under Agreements to Repurchase                                26.5           21.5           60.5            60.8
  Commercial Paper                                                               2.1            2.0            6.2             5.8
  Other Borrowings                                                              39.4           25.4          106.6            92.6
  Senior Notes                                                                   5.2           12.2           27.0            19.4
  Long-Term Debt                                                                 8.0            8.2           23.7            24.2
  Debt - Floating Rate Capital Securities                                        4.4            4.4           12.8            10.2
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Total Interest Expense                                                         274.9          229.6          769.7           646.1
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Net Interest Income                                                            118.0          109.6          350.8           324.9
Provision for Credit Losses                                                      1.0            5.0            8.0             6.0
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Net Interest Income after Provision for Credit Losses                          117.0          104.6          342.8           318.9
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Noninterest Income
  Trust Fees                                                                   203.6          177.4          599.6           504.0
  Treasury Management Fees                                                      17.6           14.8           50.9            44.4
  Foreign Exchange Trading Profits                                              23.6           33.5           74.8            77.8
  Security Commissions and Trading Income                                        6.9            6.9           21.3            19.4
  Other Operating Income                                                        12.9           22.0           39.1            40.9
  Investment Security Gains                                                       .1             .1            1.3              .7
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Total Noninterest Income                                                       264.7          254.7          787.0           687.2
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Income before Noninterest Expenses                                             381.7          359.3        1,129.8         1,006.1
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Noninterest Expenses
  Salaries                                                                     126.3          116.4          373.2           325.4
  Pension and Other Employee Benefits                                           23.0           20.1           69.3            61.7
  Occupancy Expense                                                             17.4           17.7           51.6            50.2
  Equipment Expense                                                             15.9           17.6           47.3            47.4
  Other Operating Expenses                                                      61.2           62.9          186.3           173.5
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Total Noninterest Expenses                                                     243.8          234.7          727.7           658.2
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Income before Income Taxes                                                     137.9          124.6          402.1           347.9
Provision for Income Taxes                                                      47.7           43.6          139.8           119.8
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Net Income                                                                    $ 90.2         $ 81.0       $  262.3        $  228.1
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Net Income Applicable to Common Stock                                         $ 89.0         $ 79.7       $  258.6        $  224.4
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Net Income Per Common Share - Basic                                           $  .81         $  .72       $   2.34        $   2.02
                            - Diluted                                            .78            .70           2.25            1.96
----------------------------------------------------------------------  -------------  -------------  -------------   -------------
Average Number of Common Shares Outstanding - Basic                      110,518,171    111,065,939    110,741,579     111,008,921
                                            - Diluted                    114,714,190    114,719,797    114,924,110     114,618,221
----------------------------------------------------------------------  -------------  -------------  -------------   -------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME        NORTHERN TRUST CORPORATION

                                                                            Third Quarter                Nine Months
                                                                          Ended September 30         Ended September 30
                                                                         -------------------         --------------------
($ In Millions)                                                            1998        1997           1998         1997
--------------------------------------------------------------------------------      ------         -------      -------

Net Income                                                                $90.2       $81.0          $262.3       $228.1

Other Comprehensive Income (net of tax)
  Unrealized Gains (Losses) on Securities Available for Sale

     Unrealized Holding Gains (Losses) Arising During Period
     (Net of tax (provision) benefit - $.2 million in Third
       Quarter 1998 and $0.07 million in 1997; and $.8 million
       during first nine months of 1998 and $(.5) million in 1997          (0.3)       (0.1)           (1.4)         0.8

     Less: Reclassification Adjustments for Gains Included in Net Income
     (Net of tax (provision) benefit - zero in Third
     Quarter of 1998 and zero in 1997; and $(.4) million during first nine months of 1998 and $(.2) million in 1997).
                                                                             --          --            (0.7)        (0.3)
--------------------------------------------------------------------------------      ------         -------      -------
Other Comprehensive Income                                                 (0.3)       (0.1)           (2.1)         0.5
--------------------------------------------------------------------------------      ------         -------      -------
Comprehensive Income                                                      $89.9       $80.9          $260.2       $228.6
--------------------------------------------------------------------------------      ------         -------      -------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      NORTHERN TRUST CORPORATION

                                                                                         Nine Months
                                                                                      Ended September 30
                                                                                ----------------------------
(In Millions)                                                                         1998            1997
------------------------------------------------------------------------        ----------------------------
Preferred Stock
Balance at January 1 and September 30                                             $  120.0        $  120.0
------------------------------------------------------------------------        ----------------------------
Common Stock
Balance at January 1 and September 30                                                189.9           189.9
------------------------------------------------------------------------        ----------------------------
Capital Surplus
Balance at January 1                                                                 225.5           231.7
Stock Issued - Incentive Plan and Awards                                              (7.7)           (6.4)
------------------------------------------------------------------------        ----------------------------
Balance at September 30                                                              217.8           225.3
------------------------------------------------------------------------        ----------------------------
Retained Earnings
Balance at January 1                                                               1,330.8         1,110.2
Net Income                                                                           262.3           228.1
Dividends Declared - Common Stock                                                    (70.1)          (60.3)
Dividends Declared - Preferred Stock                                                  (3.6)           (3.7)
------------------------------------------------------------------------        ----------------------------
Balance at September 30                                                            1,519.4         1,274.3
------------------------------------------------------------------------        ----------------------------
Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1                                                                   2.1             1.6
Unrealized Gain (Loss), net                                                           (2.8)             .5
------------------------------------------------------------------------        ----------------------------
Balance at September 30                                                                (.7)            2.1
------------------------------------------------------------------------        ----------------------------
Common Stock Issuable - Performance Plan
Balance at January 1                                                                  11.7            10.4
Stock Issuable, net of Stock Issued                                                   18.7             1.3
------------------------------------------------------------------------        ----------------------------
Balance at September 30                                                               30.4            11.7
------------------------------------------------------------------------        ----------------------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                                 (37.5)          (35.5)
Compensation Deferred                                                                (16.7)           (7.8)
Compensation Amortized                                                                 9.7             5.8
------------------------------------------------------------------------        ----------------------------
Balance at September 30                                                              (44.5)          (37.5)
------------------------------------------------------------------------        ----------------------------
Treasury Stock
Balance at January 1                                                                (103.5)          (84.2)
Stock Options and Awards                                                              47.2            44.5
Stock Purchased                                                                      (97.3)          (48.6)
------------------------------------------------------------------------        ----------------------------
Balance at September 30                                                             (153.6)          (88.3)
------------------------------------------------------------------------        ----------------------------
Total Stockholders' Equity at September 30                                        $1,878.7        $1,697.5
------------------------------------------------------------------------        ----------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS                 NORTHERN TRUST CORPORATION

                                                                                          Nine Months
                                                                                       Ended September 30
                                                                            ----------------------------------------
(In Millions)                                                                           1998                   1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                        $    262.3            $     228.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                          8.0                    6.0
    Depreciation on Buildings and Equipment                                             39.7                   37.5
    (Increase) Decrease in Interest Receivable                                           1.2                  (13.0)
    Increase (Decrease) in Interest Payable                                             (9.8)                  25.0
    Amortization and Accretion of Securities and Unearned Income                      (175.4)                (129.7)
    Amortization of Software, Goodwill and Other Intangibles                            40.4                   39.3
    Net Increase in Trading Account Securities                                          (4.6)                  (6.1)
    Other Noncash, net                                                                  38.1                  (46.6)
--------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                          199.1                  140.5
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under
      Agreements to Resell                                                             113.6               (1,739.8)
    Net Increase in Time Deposits with Banks                                          (165.2)                (196.8)
    Net Decrease in Other Interest-Bearing Assets                                       19.1                   68.8
    Purchases of Securities-Held to Maturity                                        (2,480.9)                (120.2)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity             2,473.8                  145.3
    Purchases of Securities-Available for Sale                                     (81,697.8)             (52,648.3)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale    79,685.2               51,688.5
    Net Increase in Loans and Leases                                                (1,090.7)              (1,332.2)
    Purchases of Buildings and Equipment                                               (57.7)                 (38.4)
    Net (Increase) Decrease in Trust Security Settlement Receivables                   (47.3)                  59.9
    Decrease in Cash Due to Acquisitions                                               (15.0)                     -
    Other, net                                                                           (.9)                  (1.2)
--------------------------------------------------------------------------------------------------------------------
    Net Cash Used in Investing Activities                                           (3,263.8)              (4,114.4)
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Net Increase in Deposits                                                           681.6                2,047.2
    Net Increase in Federal Funds Purchased                                            479.6                  164.9
    Net Decrease in Securities Sold under Agreements to Repurchase                    (128.4)                (131.5)
    Net Decrease in Commercial Paper                                                   (27.3)                 (11.1)
    Net Increase in Short-Term Other Borrowings                                      1,155.0                2,259.6
    Proceeds from Term Federal Funds Purchased                                       1,387.9                1,156.8
    Repayments of Term Federal Funds Purchased                                        (905.9)              (1,259.1)
    Proceeds from Senior Notes & Long-Term Debt                                        801.0                  803.1
    Repayments on Senior Notes & Long-Term Debt                                       (862.8)                (227.2)
    Proceeds from Debt-Floating Rate Capital Securities                                    -                  267.3
    Treasury Stock Purchased                                                           (96.6)                 (44.8)
    Net Proceeds from Stock Options                                                     12.1                   10.5
    Cash Dividends Paid on Common and Preferred Stock                                  (73.9)                 (63.9)
    Other, net                                                                           7.9                    3.2
--------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Financing Activities                                        2,430.2                4,975.0
--------------------------------------------------------------------------------------------------------------------
    Increase (Decrease) in Cash and Due from Banks                                    (633.7)               1,001.1
    Cash and Due from Banks at Beginning of Year                                     1,738.9                1,292.5
--------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at September 30                                           $  1,105.2            $   2,293.6
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                 $    779.6            $     621.2
    Income Taxes Paid                                                                   79.1                   65.4
--------------------------------------------------------------------------------------------------------------------
Schedule of Noncash Investing and Financing Activities:
    Building Purchase Obligation                                                           -                   20.0

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1998 and 1997 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders.


2. Securities - The following table summarizes the book and fair values of securities.

                                 September 30, 1998            December 31, 1997             September 30, 1997
                            --------------------------------------------------------------------------------------
                                 Book         Fair             Book         Fair             Book         Fair
(In Millions)                    Value        Value            Value        Value            Value        Value
------------------------------------------------------------------------------------------------------------------
Held to Maturity
  U.S. Government               $  55.2     $  55.4         $  72.0      $  72.0           $  81.0      $  81.0
  Obligations of States and
    Political Subdivisions        265.6       282.3           276.7        295.1             285.7        304.0
  Federal Agency                    5.0         5.1            14.3         14.3              14.2         14.3
  Other                           139.4       136.9            93.1         92.0              94.9         93.8
------------------------------------------------------------------------------------------------------------------
Subtotal                          465.2       479.7           456.1        473.4             475.8        493.1
------------------------------------------------------------------------------------------------------------------
Available for Sale
  U.S. Government                 271.8       271.8           470.0        470.0             698.7        698.7
  Obligations of States and
    Political Subdivisions        194.6       194.6           130.2        130.2             119.7        119.7
  Federal Agency                5,389.9     5,389.9         2,969.8      2,969.8           4,496.3      4,496.3
  Preferred Stock                 118.6       118.6           128.8        128.8              91.5         91.5
  Other                            19.1        19.1            34.5         34.5              31.8         31.8
------------------------------------------------------------------------------------------------------------------
Subtotal                        5,994.0     5,994.0         3,733.3      3,733.3           5,438.0      5,438.0
------------------------------------------------------------------------------------------------------------------
Trading Account                    13.4        13.4             8.8          8.8              10.9         10.9
------------------------------------------------------------------------------------------------------------------
Total Securities               $6,472.6    $6,487.1        $4,198.2     $4,215.5          $5,924.7     $5,942.0
------------------------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                            September 30, 1998
------------------------------------------------------------------------------------------------------------------
                                                                        Gross Unrealized
                                                     Book          --------------------------          Fair
(In Millions)                                        Value             Gains         Losses            Value
------------------------------------------------------------------------------------------------------------------
U.S. Government                                    $    55.2          $   .2          $ --            $ 55.4
Obligations of States and Political Subdivisions       265.6            16.7            --             282.3
Federal Agency                                           5.0              .1            --               5.1
Other                                                  139.4              --           2.5             136.9
------------------------------------------------------------------------------------------------------------------
Total                                              $   465.2          $ 17.0          $2.5            $479.7
------------------------------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                          September 30, 1998
----------------------------------------------------------------------------------------------------------------
                                                                        Gross Unrealized
                                                   Amortized       ---------------------------         Fair
(In Millions)                                         Cost             Gains         Losses            Value
----------------------------------------------------------------------------------------------------------------
U.S. Government                                    $   270.1           $ 1.7          $ --          $  271.8
Obligations of States and Political Subdivisions       183.6            11.0            --             194.6
Federal Agency                                       5,388.3             2.0            .4           5,389.9
Preferred Stock                                        118.0              .7            .1             118.6
Other                                                   20.1              --           1.0              19.1
----------------------------------------------------------------------------------------------------------------
Total                                             $  5,980.1           $15.4          $1.5          $5,994.0
----------------------------------------------------------------------------------------------------------------


Unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled zero and $15.0 million, respectively, as of September 30, 1998. At September 30, 1998, stockholders' equity included a charge of $.7 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $6.4 billion on September 30, 1998, $6.2 billion on December 31, 1997 and $8.5 billion on September 30, 1997.


4. Contingent Liabilities - Standby letters of credit outstanding were $1.6 billion on September 30, 1998, $1.5 billion on December 31, 1997 and $1.5 billion on September 30, 1997.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.


(In Millions)                September 30, 1998  December 31, 1997  September 30, 1997
--------------------------------------------------------------------------------------
Domestic
    Residential Real Estate      $ 5,674.3           $ 5,186.7           $ 4,987.8
    Commercial                     3,987.9             3,734.8             3,848.2
    Broker                           100.1               170.1               171.5
    Commercial Real Estate           624.2               582.1               617.1
    Personal                       1,366.7             1,207.2             1,141.9
    Other                            697.3               890.1               615.5
    Lease Financing                  452.7               347.0               311.8
--------------------------------------------------------------------------------------
Total Domestic                    12,903.2            12,118.0            11,693.8
International                        697.6               470.2               529.9
--------------------------------------------------------------------------------------
Total Loans and Leases           $13,600.8           $12,588.2           $12,223.7
--------------------------------------------------------------------------------------

At September 30, 1998, other domestic and international loans included $879.1 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $924.5 million at December 31, 1997 and $752.5 million at September 30, 1997.

At September 30, 1998, nonperforming loans totaled $29.6 million. Included in this amount were loans with a recorded investment of $25.6 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $7.8 million had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $17.8 million had an allocated reserve of $1.6 million. For the third quarter of 1998, the total recorded investment in impaired loans averaged $24.4 million. Total interest income recorded on impaired loans for the quarter ended September 30, 1998 was $25 thousand.

At September 30, 1997, nonperforming loans totaled $46.3 million and included $43.3 million of impaired loans. Of these impaired loans, $10.0 million had no reserve allocation while $33.3 million had an allocated reserve of $5.8 million. Impaired loans for the third quarter of 1997 averaged $49.3 million with $43 thousand of interest income recognized.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

                                             Nine Months
                                          Ended September 30
                                          ------------------
(In Millions)                              1998        1997
------------------------------------------------------------
Balance at Beginning of Period            $147.6      $148.3
Charge-Offs
    Commercial Real Estate                   (.2)        (.6)
    Other                                  (10.6)       (8.4)
    International                             --          --
------------------------------------------------------------
Total Charge-Offs                          (10.8)       (9.0)
------------------------------------------------------------
Recoveries                                   1.6         2.7
------------------------------------------------------------
Net Charge-Offs                             (9.2)       (6.3)
Provision for Credit Losses                  8.0         6.0
Reserve Related to Acquisitions               .2          --
------------------------------------------------------------
Balance at End of Period                  $146.6      $148.0
------------------------------------------------------------


The reserve for credit losses represents management's estimate of probable inherent losses which have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust makes allocations to specific problem loans and also estimates losses inherent in other credit exposures. The amount of the specific allocation is based on expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay. The estimate of inherent loss factors is based on loss factors assigned to Northern Trust's other credit exposures based on internal credit ratings. The losses are determined based on historical charge-off experience, regulatory guidance, and the effect of the business cycle on the creditworthiness of borrowers. The amount of reserve for particular categories of loans may also be affected, and an additional allocation for the portfolio overall may be made, on the basis of factors that cannot be associated with a specific credit. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio.

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

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table:

                                                             Third Quarter                            Nine Months
                                                           Ended September 30                      Ended September 30
                                                 -----------------------------------------------------------------------------
($ In Millions Except Per Share Information)            1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------

Basic Net Income Per Common Share:
Net Income                                            $       90.2        $       81.0        $      262.3        $      228.1
Less Dividends on Preferred Stock                             (1.2)               (1.3)               (3.7)               (3.7)
------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                 $       89.0        $       79.7        $      258.6        $      224.4

Average Number of Common Shares Outstanding            110,518,171         111,065,939         110,741,579         111,008,921
Basic Net Income Per Common Share                     $       0.81        $       0.72        $       2.34        $       2.02

Diluted Net Income Per Common Share:
Net Income Applicable to Common Stock                 $       89.0        $       79.7        $      258.6        $      224.4
Average Number of Common Shares Outstanding            110,518,171         111,065,939         110,741,579         111,008,921
Plus Dilutive Potential Common Shares:
    Stock Options                                        3,177,807           2,827,563           3,251,476           2,783,251
    Performance Shares                                     666,301             567,377             597,784             576,961
    Other                                                  351,911             258,918             333,271             249,088
------------------------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares             114,714,190         114,719,797         114,924,110         114,618,221
Diluted Net Income Per Common Share                   $       0.78        $       0.70        $       2.25        $       1.96
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

Northern Trust's current accounting policy is to expense internal costs of computer software developed for internal use as incurred. It is estimated that salary and related costs of approximately $10 million, relating to currently planned software development projects, will be capitalized in 1999 following Northern Trust's adoption of SOP 98-1.

In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all nongovernmental entities to expense costs of start-up activities as those costs are incurred. The term "start-up activities" is broadly defined and includes pre-operating, pre-opening and organization activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption permitted.

Northern Trust will adopt SOP 98-5 effective January 1, 1999. Northern Trust has typically expensed such costs as incurred and, therefore, adoption of this SOP will not have a material effect on Northern Trust's results of operations.

In June 9, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

A company may elect to implement SFAS No. 133 at the start of any quarter beginning with the third quarter of 1998, but must adopt the new statement by January 1, 2000. SFAS No. 133 cannot be applied retroactively.

Northern Trust has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER EARNINGS HIGHLIGHTS

Net income increased 11% to a record $90.2 million from the $81.0 million earned in the third quarter of last year. Net income per common share on a diluted basis also increased 11% to a record $.78 for the third quarter, up from $.70 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 20.55% versus 20.68% reported last year, and an annualized return on average assets (ROA) of 1.30% versus 1.33% in 1997. Trust fees grew by 15% and continue to represent the key driver of revenue growth. The 11% earnings per share growth, 161% productivity ratio, and 20.55% ROE exceeded Northern Trust's strategic financial targets.

Noninterest Income

Noninterest income, after adjusting for a $10.0 million nonrecurring gain in 1997, increased 8% and totaled $264.7 million for the quarter, accounting for 67% of total taxable equivalent revenue. Trust fees of $203.6 million increased 15% or $26.2 million over the like period of 1997, and represented 77% of noninterest income and 52% of total taxable equivalent revenue. This fee growth was driven by new business, increased transaction volumes and higher market values of trust assets administered. Trust assets under administration increased 12% from a year ago and totaled $1.13 trillion at September 30, 1998 but, reflecting the decline in the equity markets during the quarter, decreased 6% from June 30, 1998. Trust assets under the management of Northern Trust grew 34% to $220.7 billion from September 30, 1997. At December 31, 1997, trust assets under administration totaled $1.08 trillion with $196.6 billion under management.

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

Effective January 1, 1998, the trust activities for Middle Market clients were transferred to C&IS from the Personal Financial Services business unit (PFS). Trust assets and fees for all periods presented have been restated.

Trust fees from PFS increased 18% from the prior year level of $83.7 million and totaled $98.8 million for the third quarter, reflecting strong growth in new business throughout Northern Trust's PFS office network. In addition, trust fees benefited from favorable equity markets that prevailed at June 30 since most of Northern Trust's market-based trust fees for a quarter are determined at the prior quarter-end. Trust fees in each state increased more than 15% from last year's third quarter with growth especially strong in Florida, Arizona and Texas. The PFS Wealth Management Group, which administers significant family-asset pools nationwide, continued to achieve excellent performance, with trust fees increasing 15% to $9.4 million. The Group now administers $31.8 billion of trust assets. Total personal trust assets under administration increased $13.1 billion from the prior year and $8.9 billion since December 31, 1997, and totaled $104.8 billion at September 30, 1998 but, reflecting the decline in the equity markets during the quarter, decreased 5% from June 30, 1998. Of the personal trust assets under administration, $65.0 billion is managed by Northern Trust compared to $55.7 billion one year ago and $58.5 billion at December 31, 1997. Net recurring new business sold through September 30, 1998 and expected to transition by year-end, was $29.0 million in annualized trust fees, up 33% from the same period of 1997.

During the quarter, Northern Trust Bank, FSB commenced operations in Bloomfield Hills, Michigan and Northern Trust's California bank established a new branch in Beverly Hills. With the opening of these offices, Northern Trust's network of Personal Financial Services offices now includes 66 locations in seven states. Three additional offices will open in the fourth quarter of 1998 or early 1999.

Trust fees from C&IS increased 12% to $104.8 million from $93.7 million in the year-ago quarter, reflecting excellent new business. These fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the third quarter fee growth. Strong custody fees contributed approximately one-fourth of the growth in C&IS trust fees. New business drove a 30% increase in retirement services recordkeeping and consulting fees. Securities lending fees increased 11%, or $1.9 million, from the prior year quarter to $20.1 million. Corporate trust fees also benefited from $3.5 million in fees generated by Northern Trust Quantitative Advisors, Inc. (NTQA), a December 31, 1997 acquisition. On a sequential quarter basis, C&IS trust fees were down slightly because international securities lending fees benefited from increased borrowing in the second quarter due to the seasonal nature of dividends on certain international securities. C&IS trust assets under administration increased 11% or $104.1 billion from the prior year to $1.02 trillion but, reflecting the decline in equity markets during the quarter, decreased 6% from June 30, 1998. Of the C&IS trust assets under administration, $155.7 billion is managed by Northern Trust. Trust assets under administration included approximately $176 billion of global custody assets.

Net new business sold, through September 30, 1998 and expected to transition by year-end, was $45.3 million in annualized trust fees, about even with the comparable period in 1997. Approximately 40% of the new business sold came from existing clients and 60% from new relationships.

Foreign exchange trading profits were $23.6 million compared to the record $33.5 million in the third quarter of last year. The prior year's results benefited from high levels of volatility in the Asian currencies and higher trading volumes as clients repositioned their securities portfolios with respect to these markets. Also, the current year's results were impacted by decreased volatility in the EMU currencies and lower client portfolio holdings in emerging markets.

Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 8% from the third quarter of 1997 to $24.4 million. Increased volumes from existing clients as well as new business contributed to the growth in revenues which was fairly evenly distributed between electronic- and paper-based products. The fee portion of these revenues accrued in the quarter was $17.6 million, up from $14.8 million in the comparable quarter last year.

Security commissions and trading income at $6.9 million was unchanged from a year ago. Other operating income was $12.9 million for the third quarter compared with $22.0 million in the same period of last year. The prior year's quarter included $10.0 million of nonrecurring income resulting from a settlement reached with Illinois banking regulators concerning the disposition of certain unclaimed balances accumulated over a number of years. Exclusive of this nonrecurring item, the increase over last year is primarily attributable to higher fees from trust deposit activities and banking services.

Net Interest Income

Net interest income for the quarter totaled $118.0 million, 8% higher than the $109.6 million reported in the third quarter of 1997. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $127.7 million, up 9% from the $117.6 million reported in 1997. The increase in net interest income reflects higher levels of noninterest-related funds, driven by increases in both demand and noninterest-bearing deposits and common equity, and 16% growth in average earning assets. The net interest margin declined to 2.01% from 2.14% reported in the year-ago quarter. The decline in the net interest margin is attributable to the flattening yield curve which has compressed interest rate spreads and to a higher proportion of assets held in lower spread short-term securities and money market assets.

Earning assets for the third quarter averaged $25.2 billion, up 16% from the $21.8 billion average for the same quarter of 1997. The $3.4 billion growth in average earning assets was concentrated in the loan portfolio which increased 12% to average $13.4 billion and in securities which increased 35% to $8.4 billion. Money market assets averaged $3.4 billion in the quarter, down slightly from last year.

The loan growth was concentrated predominantly in the domestic portfolio which increased $1.3 billion to average $12.7 billion. Residential mortgage loans accounted for one-half of the domestic growth, increasing 13% to average $5.6 billion for the quarter, comprising 41% of the total average loan portfolio. Commercial and industrial loans averaged $4.1 billion during the third quarter compared to $3.6 billion in the prior year quarter. The securities portfolio increased $2.2 billion or 35% reflecting a higher level of investments in short-term U.S. agency securities.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $13.0 billion, up 9% or $1.1 billion from the third quarter of 1997. This growth came principally from foreign office time deposits (up $667 million), and savings and money market deposits (up $423 million). The increase in foreign office time deposits resulted primarily from growth in global custody activity. Other interest-related funds grew 31% or $2.0 billion resulting from higher levels of federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan balances. Noninterest-related funds increased 9% to average $3.7 billion, due to demand and noninterest-bearing deposit growth and a $188 million increase in common stockholders' equity resulting from retained earnings.

Provision for Credit Losses

The provision for credit losses of $1.0 million in the third quarter was $4.0 million below the comparable quarter in 1997. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.

Noninterest Expenses

Noninterest expenses totaled $243.8 million for the quarter, an increase of 4% or $9.1 million from the $234.7 million in the year-ago quarter. The prior year quarter included $8.9 million of technology-related special charges. Of these charges, $5.4 million were for Year 2000 related costs and $3.5 million were related to the now-completed relocation of the computer data facility. Exclusive of these special charges, noninterest expenses increased 8% from the year-ago level. Approximately 70% of the increase in recurring expenses related to salaries and employee benefits resulting from staff growth and merit increases, partially offset by lower performance-based compensation. In addition, the noninterest expense increase in the third quarter reflects $3.9 million of incremental expenses resulting from the NTQA and Trust Bank of Colorado acquisitions, the opening of additional PFS offices and costs associated with technology investments and business promotion.

Salaries and benefits, which represent 61% of total noninterest expenses, increased to $149.3 million from $136.5 million in the year-ago quarter. The increase was primarily attributable to staff growth and merit increases, partially offset by lower performance-based compensation. Staff levels increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at September 30, 1998 totaled 7,950, up 8% from 7,337 at September 30, 1997. Lower performance-based compensation principally reflects lower accruals for stock-based compensation plans.

Net occupancy expense totaled $17.4 million, down 1% from $17.7 million in the third quarter of 1997. Excluding the nonrecurring items in the prior year quarter, occupancy expenses increased a modest 2%, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $15.9 million, down 10% from the $17.6 million reported in the third quarter of 1997. Exclusive of $2.6 million in technology-related special charges in last year's third quarter, equipment expense increased 6% over the prior year. Higher levels of lease expense for data lines and depreciation for computer hardware were partially offset by a reduction in equipment rental costs resulting from the termination of certain leases associated with the relocation of the computer data facility.

Other operating expenses in the quarter totaled $61.2 million compared to $62.9 million last year. Excluding technology-related special charges of $4.8 million in last year's third quarter, other expenses increased 5% from the prior year. The increase in the 1998 expense level was primarily the result of continued investment in technology, expansion of the personal trust and banking office network, and higher operating expenses necessary to support business growth. The expense categories most affected were business promotion, telecommunications, and amortization of goodwill and other intangible assets. Partially offsetting these increases were lower levels of subcustodian expense, and costs associated with legal claims.

The components of other operating expenses were as follows:

                                               Third Quarter
                                             Ended September 30
                                             ------------------
(In Millions)                                1998         1997
---------------------------------------------------------------
Business Development                         $ 8.1        $ 6.6
Purchased Professional Services               20.6         20.9
Telecommunications                             4.1          3.6
Postage and Supplies                           5.3          5.5
Software Amortization                         10.0         13.4
Goodwill and Other Intangibles Amortization    3.6          2.5
Other Expense                                  9.5         10.4
---------------------------------------------------------------
Total Other Operating Expenses               $61.2        $62.9
---------------------------------------------------------------

On October 21, 1998, the Northern Trust Company announced an agreement in which Fiserv, Inc. will manage the bank's check processing operations. The agreement calls for Northern Trust's approximately 300 check processing operations employees to move to parallel positions with Fiserv effective January 1, 1999. In the near term this agreement is not expected to have a significant effect on operating costs for item processing. Longer term, this partnership reinforces the bank's commitment to increasing the cost efficiencies needed for maintaining Northern's leadership position in treasury management. Fiserv, Inc., headquartered in Brookfield, Wisconsin, is an independent, full-service provider of integrated data processing and information management systems to the financial industry.

Provision for Income Taxes

The provision for income taxes was $47.7 million for the third quarter compared with $43.6 million in the year-ago quarter. The higher tax provision in 1998 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate was 35% for both periods.

Year 2000 Project

"Year 2000" issues stem from the fact that computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. As the Year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses.

Northern Trust data processing software and hardware provide essential support to virtually all of its businesses. Failure to complete Year 2000 renovation of the critical systems used by Northern Trust on a timely basis could have a materially adverse affect on its operations and financial performance, as could Year 2000 problems experienced by others on whom Northern Trust relies or with whom it otherwise does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Northern Trust's remediation efforts or the efforts of those with whom it does business not be successful. Failure to make satisfactory progress toward Year 2000 readiness or take other agency-mandated steps could also result in action by state or federal regulators that could adversely affect Northern Trust's business.

Northern Trust has a dedicated Year 2000 Project Team whose members have significant experience with Northern Trust's banking and trust applications. The scope of the Project Team's work has been reduced by the fact that Northern Trust has been developing systems using four digit years since the mid 1980s, and the work has proceeded more efficiently because Northern Trust has licensed a number of software tools that help automate the process of identifying and making needed changes.

The information technology portion of Northern Trust's Year 2000 Project is proceeding in phases, although the phases overlap in some cases. In the now-completed awareness and assessment phases, the project was defined and application software, systems software and hardware were systematically inventoried and assessed for importance to Northern Trust's business. Northern Trust has used an inclusive definition of "mission critical" items, with approximately 90% of Northern Trust's core applications included in this category.

Northern Trust is nearing completion of the remaining phases of the Year 2000
Project:

 . Renovation involves reviewing programming code and altering it where necessary to deal appropriately with years after 1999.

 . Validation tests systems and software. Both renovated systems and systems that do not require renovation both undergo Year 2000 testing, to verify that accurate results are produced using key dates (including leap year) in the new century. Renovated systems are also tested to make sure that other functions have not been affected. Any needed follow-up renovation is then performed. Hardware is similarly tested and either upgraded or replaced.

 . Implementation, in which test results are reviewed by user groups and documented and systems or applications returned to production, follows validation.

Northern Trust has also commenced integration testing, which will continue into 1999. This testing is designed to assure that logically related systems work with each other and that each system can run on compliant versions of hardware and operating system software.

The project's progress can be measured by completion percentages for the remaining phases or by completion percentages for categories of items. Northern Trust also tracks the progress of its centrally-supported information technology, which makes up the vast majority of the work, as well as the progress of all of its information technology, wherever supported. For mission critical information technology supported centrally (including purchased and internally developed software), Northern Trust had completed approximately 97% of the renovation, 91% of the validation and 80% of the implementation as of September 30, 1998. For all mission critical applications, systems and hardware, wherever supported and including purchased and internally developed software, as of September 30, 1998 Northern Trust had completed the following approximate percentages of all work through the implementation phase:

Application Software  76%
Systems Software      86%
Hardware              79%

Northern Trust expects that renovation, validation and implementation for substantially all internally-developed mission critical items will be completed by December 31, 1998. Testing and implementation for a few tax functions is expected to be completed in early 1999. Validation testing and implementation of systems provided by third parties will also be largely completed by year-end, although testing of a few such systems will likely carry over into the first quarter of 1999. With respect to non-mission critical applications, including non-critical desktop software, Northern Trust's target for completion of Year 2000 work is June 1999.

Northern Trust has also established a Year 2000 Business Issues Task Force, consisting of senior managers from across the Corporation's businesses and support functions, in order to systematically address issues that are not directly related to information technology. The Task Force and the Year 2000 Project Team provide regular reports to the Corporation's Management Committee and Board of Directors.

The Business Issues Task Force is coordinating a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The assessment phase of this task has been completed. Renovation, validation and implementation have been completed for most of the equipment needing renovation. Some building alarm and employee access systems will be renovated and tested in 1999. Contingency plans are also being developed for Northern Trust's important locations, to allow critical functions to continue in the event of infrastructure problems.

The Task Force is also monitoring programs to contact important vendors and suppliers to verify their Year 2000 readiness. For example, during 1998, Northern Trust is again reviewing the Year 2000 preparedness of its subcustodians, and recently completed on-site due diligence visits with subcustodians, who account for most of Northern Trust's global securities processing -- approximately 95% measured by market value of holdings and 84% measured by number of transactions. The great majority of these subcustodians appear to be making adequate progress. Northern Trust will continue to monitor subcustodians Year 2000 work and develop contingency plans where necessary and feasible.

Northern Trust also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as do other financial services providers in similar businesses. Testing of data exchanges with these organizations is underway and is expected to be completed by March 31, 1999.

Northern Trust also plans to test for all key dates in the new century with critical third party service providers, although it may be necessary to rely on proxy testing in some cases. The majority of this work is expected to be done in the first half of 1999.

Northern Trust will offer testing opportunities to its clients for some of its products and services. In appropriate circumstances, Northern Trust will make available testing documentation, including test results, to clients instead of conducting actual tests.

Although Northern Trust is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Northern Trust has not tried to predict the severity of the various malfunctions that may occur, alone or in combination with other external or internal problems. Instead, Northern Trust is developing contingency plans where practical to provide alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect Northern Trust or internal problems develop. For example, the Task Force is coordinating a review of the Year 2000 status of power and telecommunications providers at each important location, as these services are critical to Northern Trust's business. The contingency plan for Northern Trust's critical Chicago data and operations complex calls for back-up generators to be used in the event of extended power outages to run the data center and support the most critical operations functions. Northern Trust is also updating its existing business continuity plans for Year 2000. This process is well underway and will continue through the third quarter of 1999, as plans are reviewed and refined.

As part of its credit analysis process, Northern Trust has developed a project plan for assessing the Year 2000 readiness of its significant credit customers. An initial assessment of Year 2000 readiness has been completed for the customers who have responded to Northern Trust's inquiries about their progress, which make up the majority of its credit customers and represent most of its credit exposure. Northern Trust will continue to monitor the progress of these customers, taking action (which may include additional loan loss provisions) where appropriate. In addition, as part of its fiduciary activities, Northern Trust has developed and is implementing a plan for taking the Year 2000 issue into consideration in evaluating investment portfolios, and a plan to evaluate and deal with the Year 2000 issues presented by other types of property held in trust. Northern Trust is also contacting clients and customers to explain its Year 2000 Program.

The estimated expense for Northern Trust's Year 2000 renovation project is $35 million. This estimate includes the cost of purchasing licenses for software programming tools, the cost of the time of internal staff in Worldwide Technology and the cost of consultants. The estimate does not include the time that internal staff and user departments are devoting to testing programming changes, although this testing is not expected to add significant incremental costs.

All Year 2000 costs are expensed as incurred. As of September 30, 1998, $18.7 million of the estimated $35 million of project costs have been incurred. The remaining costs are expected to be incurred roughly evenly through the first quarter of 2000.

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

Euro Conversion

On January 1, 1999, the existing or "legacy" currencies of eleven of the fifteen members of the European Union are scheduled to become convertible at fixed rates into the euro, which will become the common legal currency of the participating members on that date. The legacy currencies are scheduled to remain legal tender for public and private transactions, as denominations of the euro, until June 30, 2002. During the three year transition period, transactions may be settled in either the legacy currency or the euro.

Because of its substantial global custody and investment management businesses, Northern Trust has engaged in extensive preparations for the introduction of the euro. Euro-complaint software has been installed in Northern Trust's global securities processing system. Testing is well underway and will continue through the balance of the year. Changes in other systems have been made and are also well into testing. Northern Trust is also conducting tests with key industry participants, counterparties and others with whom euro-denominated data must be exchanged beginning in 1999. Transition to the euro will necessarily involve a significant amount of work at year-end using new system functions, and the best preparations cannot guarantee that all important participants will successfully complete the transition. Detailed plans for accomplishing the necessary data conversion at year end have been made, including contingency plans for work-around solutions in the event that others are unable to transmit, receive or process data as expected.

The effects of the euro on various aspects of Northern Trust's business are difficult to predict. In the foreign exchange market, volatility in pricing for transactions between legacy currencies has already decreased considerably, as have volumes; after January 1, 1999 these transactions will not be conducted. Northern Trust currently estimates that foreign exchange profits have been or will be reduced by approximately 10% in the aggregate as a result of these developments. Although a new market will develop for transactions involving the euro and the US dollar, it is impossible to predict the extent to which foreign exchange profits arising from this new market will replace profits from transactions involving legacy currencies and the US dollar or the extent to which reductions in foreign exchange profits will be offset by other foreign exchange initiatives.

It is generally expected that the advent of the euro will increase liquidity in European equity and debt markets, but its impact on trading strategies, which have an effect on Northern Trust's global securities lending business, remains unclear. Northern Trust will lend for clients securities denominated in euro, and is also creating vehicles that allow delivery and investment of collateral denominated in euro. Northern Trust has also developed euro-denominated deposit and money market fund products for introduction early in 1999 and is reviewing other investment management strategies in light of the euro.

NINE MONTH EARNINGS HIGHLIGHTS

Net income per common share increased 15% to $2.25 for the nine month period ended September 30, up from $1.96 last year. Net income also increased 15% to $262.3 million from $228.1 million in the year-ago period. The ROE rose to 20.58% from 20.21% last year, while the ROA improved to 1.31% from 1.30% in the same period last year.

Total revenues stated on a FTE basis increased 12% from 1997 levels. Trust fees totaled $599.6 million, up 19% from $504.0 million last year. Excluding the $10.6 million of incremental fees resulting from the NTQA acquisition, trust fees increased 17%.

Foreign exchange trading profits totaled $74.8 million, down 4% from last year's record performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 6% to $72.0 million. The fee portion of these revenues accrued in the period totaled $50.9 million, up from $44.4 million in 1997.

Security commissions and trading income totaled $21.3 million, up 10% from $19.4 million reported last year. Other operating income totaled $39.1 million in the period compared with $40.9 million in 1997. Excluding the $10.0 million of nonrecurring income included in the prior year, other operating income increased 26% over 1997. The improvement from the prior year was due primarily to higher banking and trust deposit-related fees, and the second quarter gains on a mortgage loan sale and the sale of Northern Futures Corporation exchange memberships.

Net interest income stated on a FTE basis totaled $377.9 million, up 8% from the $349.4 million reported last year. The $8.0 million provision for credit losses was $2.0 million higher than the provision required in the first nine months of 1997. Net loan charge-offs increased to $9.2 million from $6.3 million in the prior year. Noninterest expenses were up 11% and totaled $727.7 million compared to $658.2 million a year ago. Exclusive of the $8.9 million of technology-related special charges, total noninterest expenses increased 12% from last year.

BALANCE SHEET

Total assets at September 30, 1998 were $28.1 billion and averaged $27.6 billion for the third quarter, up 14% from last year's average of $24.2 billion. Due to strong demand for credit, loans and leases grew to $13.6 billion at September 30, 1998, and averaged $13.4 billion for the quarter. This compares with $12.2 billion in total loans and leases at September 30, 1997 and $12.0 billion on average for the third quarter of last year.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $1.76 billion at September 30, 1998 and averaged $1.72 billion for the quarter, up 12% from the $1.53 billion average in last year's third quarter. Total stockholders' equity averaged $1.84 billion for the third quarter compared with $1.65 billion in 1997.

During the quarter, Northern Trust acquired a total of 508,414 of its common shares at a cost of $36.1 million pursuant to the stock buyback program authorized by the Board of Directors. An additional 1.9 million shares may be purchased after September 30, 1998 under the buyback program.

Northern Trust Corporation risk-based capital ratios remained strong at 9.4% for tier 1 capital and 12.7% for total capital at September 30, 1998. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 6.9% at September 30, 1998, also exceeded the minimum regulatory requirement of 3%. In addition, each of Northern Trust's subsidiary banks had a ratio above 8.2% for tier 1 capital, 11.1% for total risk-based capital, and 5.9% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at September 30, 1998 totaled $31.2 million, compared with $43.3 million at December 31, 1997 and $50.4 million at September 30, 1997. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $27.2 million, or .21% of total domestic loans and leases at September 30, 1998. At December 31, 1997 and September 30, 1997, domestic nonaccrual loans and leases totaled $38.9 million and $43.8 million, respectively.

The Nonperforming Asset table on the following page presents the outstanding amounts of nonaccrual loans and leases, restructured loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

                                                September 30      June 30      December 31     September 30
                                             ----------------------------------------------------------------
(In Millions)                                       1998           1998           1997             1997
-------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic
      Residential Real Estate                      $ 4.6          $ 3.7          $ 5.3            $ 4.1
      Commercial                                    18.4           18.0           26.3             32.9
      Commercial Real Estate                         3.4            2.6            7.1              6.2
      Personal                                        .8             .2             .2               .6
-------------------------------------------------------------------------------------------------------------
   Total Domestic                                   27.2           24.5           38.9             43.8
   International                                       -              -              -                -
-------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                              27.2           24.5           38.9             43.8
Restructured Loans                                   2.4            2.5            2.5              2.5
Other Real Estate Owned                              1.6            2.0            1.9              4.1
-------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                         $31.2          $29.0          $43.3            $50.4
-------------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)       $35.4          $24.4          $13.9            $20.7
-------------------------------------------------------------------------------------------------------------

Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. The reserve provides for probable losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios and other credit undertakings but that have not yet been specifically identified (inherent loss component).

The 1998 third quarter provision for credit losses was $1.0 million, compared with $5.0 million in the third quarter of 1997. Net charge-offs totaled $1.1 million in the third quarter of 1998, versus $5.4 million last year. The reserve for credit losses was $146.6 million or 1.08% of outstanding loans at September 30, 1998. This compares with $147.6 million or 1.17% of outstanding loans at December 31, 1997 and $148.0 million or 1.21% of outstanding loans at September 30, 1997.

The size of the loan loss reserve is determined by management's analysis of its two component parts, the specific loss component and the inherent loss component and developments affecting them. Industry paractice and regulatory requirements affect the analysis of both components.

During the third quarter, and as part of the regular review of classified and nonperforming loans and potential charge-offs, management determined that certain loans with specific reserves allocated to them had deteriorated and needed to be charged-off. Higher allocations needed for these credits and other credits, however, more than offset these charge-offs, so that the reserve levels required for the specific loss component increased by $1.2 million from June 30, 1998.

The inherent loss component of the reserve declined slightly. This component of the reserve is based on management's review of: historical charge-off experience in each credit rating category over an entire economic cycle; segments of the portfolio such as commercial and commercial real estate credits which are deemed to have greater risk potential than is reflected in the historical charge-off analysis; and exposure attributable to local and national economic and business conditions. The net decrease in the reserve level required for the inherent loss component is the result of many minor changes in these essentially judgmental factors. Management's evaluation of these factors led to the conclusion that losses inherent in the portfolio are larger than would otherwise be suggested by the favorable charge-off experience in recent periods.

The combination of these factors resulted in a loan loss reserve of $146.6 million and, with recoveries realized during the quarter of $.4 million, produced a provision for credit losses of $1.0 million in the third quarter.

Recently, there have been press reports of discussions in various forums concerning the appropriate application of accounting standards to the manner in which financial institutions determine loan loss reserves. Northern Trust believes that it has maintained its loan loss reserve on a consistent basis in accordance with applicable accounting standards, industry practices and regulatory requirements. The continuing discussion, however, may produce guidance that would lead financial institutions, including Northern Trust, to revisit reserve methodology and could result in changes in the level of loan loss reserves unrelated to the type of factors described above.

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

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's pricing and fee trends, credit quality, outlook and reserves, new business results, expansion plans, anticipated expenses, planned schedules or expected completion dates for the Year 2000 and Euro related work, and the effect of various matters (including Year 2000 issues and the Euro conversion) on Northern

Trust's business. These statements speak of Northern Trust's plans, goals or expectations, refer to estimates, or use similar terms. Those relating to Year 2000 matters also constitute Year 2000 readiness disclosures. Actual results or effects could differ materially from the results or effects indicated by these statements because the realization of those results is subject to many uncertainties including:

 . The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

 . Changes in U.S. and worldwide financial markets, with respect to the market values of financial assets and the level of volatility in certain markets such as foreign exchange.

 . Regulatory developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

 . Changes in the nature of Northern Trust's competition resulting from industry consolidation, regulatory change and other factors, as well as actions taken by particular competitors.

 . Northern Trust's success in identifying and penetrating targeted markets, through acquisitions or otherwise, and generating a profit in those markets in a reasonable time.

 . Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff, in order to deal with increasing volume and complexity in many of its businesses and technology challenges such as the Year 2000 and the introduction of the Euro.

 . The ability of various vendors, clients, counterparties and governmental or private entities on which Northern Trust's business depends, or in which Northern Trust invests for itself or its clients, to complete Year 2000 systems renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to Northern Trust without disruption, as well as Northern Trust's ability to accurately evaluate their readiness in this regard and, where necessary, develop and implement effective contingency plans.

 . The accuracy and effectiveness of Northern Trust's assessment of and work on issues such as those described under the captions "Year 2000 Project" and "Euro Conversion".

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

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                                                                Third Quarter
                                                           --------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                     1998                        1997
                                                           ---------------------------  ---------------------------
($ in Millions)                                            Interest    Volume    Rate   Interest    Volume    Rate
---------------------------------------------------------  --------  ----------  -----  --------  ----------  -----
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements                $ 14.1   $   979.9   5.68%   $ 12.8   $   887.4   5.68%
    Time Deposits with Banks                                  36.0     2,392.8   5.97      34.0     2,593.3   5.20
    Other Interest-Bearing                                      .2        15.3   5.26       1.0        72.4   5.71
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Total Money Market Assets                                     50.3     3,388.0   5.89      47.8     3,553.1   5.33
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Securities
    U.S. Government                                            5.2       339.3   5.97      11.8       787.4   5.96
    Obligations of States and Political Subdivisions           9.9       443.0   8.92       9.1       401.3   9.05
    Federal Agency                                           106.3     7,328.9   5.76      69.8     4,797.0   5.77
    Other                                                      4.2       269.6   6.37       3.6       238.0   6.01
    Trading Account                                             .3        12.5   6.42        .2         8.4   7.19
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Total Securities                                             125.9     8,393.3   5.95      94.5     6,232.1   6.02
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Loans and Leases                                             226.4    13,428.4   6.69     204.9    12,001.2   6.77
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Total Earning Assets                                        $402.6   $25,209.7   6.34%   $347.2   $21,786.4   6.32%
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Average Source of Funds
Deposits
    Savings and Money Market                                $ 36.3   $ 4,232.7   3.41%   $ 31.6   $ 3,810.5   3.29%
    Savings Certificates                                      30.9     2,149.2   5.70      29.5     2,030.1   5.77
    Other Time                                                 9.3       678.1   5.41      10.8       771.0   5.54
    Foreign Offices Time                                      77.5     5,927.9   5.19      64.5     5,261.0   4.86
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Total Deposits                                               154.0    12,987.9   4.71     136.4    11,872.6   4.56
Federal Funds Purchased                                       35.3     2,524.0   5.55      19.5     1,391.9   5.56
Repurchase Agreements                                         26.5     1,907.4   5.50      21.5     1,559.8   5.45
Commercial Paper                                               2.1       148.9   5.60       2.0       143.3   5.59
Other Borrowings                                              39.4     2,854.5   5.48      25.4     1,866.0   5.41
Senior Notes                                                   5.2       366.0   5.62      12.2       844.0   5.77
Long-Term Debt                                                 8.0       462.5   6.95       8.2       443.6   7.46
Debt-Floating Rate Capital Securities                          4.4       267.4   6.33       4.4       267.3   6.41
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Total Interest-Related Funds                                 274.9    21,518.6   5.07     229.6    18,388.5   4.96
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Interest Rate Spread                                             -           -   1.27%        -           -   1.36%
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Noninterest-Related Funds                                        -     3,691.1      -         -     3,397.9      -
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Total Source of Funds                                       $274.9   $25,209.7   4.33%   $229.6   $21,786.4   4.18%
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----
Net Interest Income/Margin                                  $127.7           -   2.01%   $117.6           -   2.14%
----------------------------------------------------------  ------   ---------   ----    ------   ---------   ----

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                              Third Quarter 1998/97        Nine Months 1998/97
                                                            --------------------------  --------------------------
                                                             Change Due To               Change Due To
                                                            ---------------             ---------------
(In Millions)                                               Volume    Rate     Total    Volume    Rate     Total
----------------------------------------------------------  ------   ------   --------  ------   ------   --------
Earning Assets                                               $49.1    $6.3     $55.4    $142.1   $10.0     $152.1
Interest-Related Funds                                        40.5     4.8      45.3     108.3    15.3      123.6
----------------------------------------------------------   -----    ----     -----    ------   -----     ------
Net Interest Income                                          $ 8.6    $1.5     $10.1    $ 33.8   $(5.3)    $ 28.5
----------------------------------------------------------   -----    ----     -----    ------   -----     ------


                           NORTHERN TRUST CORPORATION

                                  Nine Months
  -------------------------------------------------------------------------
                  1998                                  1997
  ------------------------------------  -----------------------------------
    Interest        Volume       Rate     Interest       Volume       Rate
  ------------  --------------  ------  ------------  -------------  ------
    $   40.9       $   968.0     5.65%     $ 33.3      $   794.4      5.60%
       101.2         2,419.3     5.59        92.7        2,424.5      5.11
         1.9            37.4     6.74         2.4           56.5      5.75
  ------------  --------------  ------  ------------  -------------  ------
       144.0         3,424.7     5.62       128.4        3,275.4      5.24
  ------------  --------------  ------  ------------  -------------  ------

        17.6           390.7     6.01        38.4          870.2      5.91
        28.4           424.6     8.93        29.0          412.5      9.37
       285.7         6,636.5     5.76       200.9        4,670.3      5.75
        13.1           255.2     6.89        11.1          242.7      6.14
          .6            11.2     6.70          .5            8.3      7.47
  ------------  --------------  ------  -----------  --------------  ------
       345.4         7,718.2     5.98       279.9        6,204.0      6.03
  ------------  --------------  ------  -----------  --------------  ------
       658.2        13,090.6     6.72       587.2       11,580.6      6.78
  ------------  --------------  ------  -----------  --------------  ------
    $1,147.6       $24,233.5     6.33%     $995.5      $21,060.0      6.32%
  ------------  --------------  ------  -----------  --------------  ------

    $  105.9       $ 4,230.7     3.35%     $ 93.7      $ 3,887.4      3.22%
        91.6         2,133.5     5.74        86.8        2,022.9      5.74
        23.3           574.3     5.42        29.6          720.0      5.49
       210.3         5,556.3     5.06       164.9        4,619.7      4.77
  ------------  --------------  ------  -----------  --------------  ------
       431.1        12,494.8     4.61       375.0       11,250.0      4.46
       101.8         2,466.1     5.52        58.1        1,431.5      5.43
        60.5         1,472.5     5.49        60.8        1,521.1      5.34
         6.2           147.4     5.61         5.8          142.1      5.51
       106.6         2,657.9     5.36        92.6        2,320.0      5.34
        27.0           637.5     5.64        19.4          453.5      5.72
        23.7           440.1     7.19        24.2          433.1      7.49
        12.8           267.4     6.29        10.2          209.6      6.38
  ------------  --------------  ------  -----------  --------------  ------
       769.7        20,583.7     5.00       646.1       17,760.9      4.86
  ------------  --------------  ------  -----------  --------------  ------
           -               -     1.33%          -              -      1.46%
  ------------  --------------  ------  -----------  --------------  ------
           -         3,649.8        -           -        3,299.1         -
  ------------  --------------  ------  -----------  --------------  ------
    $  769.7       $24,233.5     4.25%     $646.1      $21,060.0      4.10%
  ------------  --------------  ------  -----------  --------------  ------
    $  377.9               -     2.08%     $349.4              -      2.22%
  ------------  --------------  ------  -----------  --------------  ------

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Management" on page 26 of this document.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a.)    Exhibits

        Exhibit (4)  Instruments Defining the Rights of Security Holders,
                     Including Indentures:

                     (i) Form of The Northern Trust Company's Global Senior Bank Note (Fixed Rate) (supersedes Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

                     (ii) Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate) (supersedes Exhibit 4(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                     (iii) Form of The Northern Trust Company's Global
                           Subordinated Bank Note (Fixed Rate) (supersedes
                           Exhibit 4(iii) filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                      (iv) Form of The Northern Trust Company's Global
                           Subordinated Bank Note (Floating Rate) (supersedes
                           Exhibit 4(iv) filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        Exhibit (10) Material Contracts:

                     (i) Third Amendment dated May 27, 1998 to Lease dated July 8, 1987 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated July 12, 1984 and known as Trust No. 61523 (Landlord) and The Northern Trust Company (Tenant), as amended.

                     (ii) Amendment effective May 1, 1998 to the Supplemental Pension Plan for Employees of The Northern Trust Company, as amended and restated as of April 30, 1996.


           Exhibit (27) Financial Data Schedule.



     (b.)  Reports on Form 8-K

           In a report on Form 8-K, filed July 21, 1998, Northern Trust incorporated in Item 5 its July 20, 1998 press release, reporting on its earnings for the second quarter of 1998 and for its 1998 fiscal year. The press release, with summary financial information, was filed pursuant to Item 7.

           In a report on Form 8-K, filed April 3, 1998, Northern Trust incorporated in Item 5 its April 1, 1998 press release, reporting on the registrant's intention to exit the futures brokerage business effective June 30, 1998.

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



                              NORTHERN TRUST CORPORATION
                              --------------------------
                                    (Registrant)



Date:  November 16, 1998      By:  /s/ Perry R. Pero
                                   -----------------
                                   Perry R. Pero
                                   Senior Executive Vice President
                                   and Chief Financial Officer



Date:  November 16, 1998      By:  /s/ Harry W. Short
                                   ------------------
                                   Harry W. Short
                                   Senior Vice President and
                                   Controller
                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX



The following exhibits have been filed herewith.


Exhibit
 Number    Description
-------    -----------
 (4)       Instruments Defining the Rights of Security Holders, Including
           Indentures:

           (i)   Form of The Northern Trust Company's Global Senior Bank Note
                 (Fixed Rate) (supersedes Exhibit 4(i) filed with the Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1998).

           (ii)  Form of The Northern Trust Company's Global Senior Bank Note
                 (Floating Rate) (supersedes Exhibit 4(ii) filed with the
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1998).

           (iii) Form of The Northern Trust Company's Global Subordinated Bank
                 Note (Fixed Rate) (supersedes Exhibit 4(iii) filed with the
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1998).

           (iv)  Form of The Northern Trust Company's Global Subordinated Bank
                 Note (Floating Rate) (supersedes Exhibit 4(iv) filed with the
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1998).

(10)       Material Contracts:

           (i) Third Amendment dated May 27, 1998 to Lease dated July 8, 1987 between American National Bank & Trust Company of Chicago as
                 Trustee under Trust Agreement dated July 12, 1984 and known as
                 Trust No. 61523 (Landlord) and The Northern Trust Company
                 (Tenant), as amended.

           (ii) Amendment effective May 1, 1998 to the Supplemental Pension Plan for Employees of The Northern Trust Company, as amended and restated as of April 30, 1996.

(27)       Financial Data Schedule.