Form 10-K/A
period 1997-12-31
NORTHERN TRUST CORP
filed 1999-03-02
CIK 73124

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        -------------------------------

                                  FORM 10-K/A

                                Amendment No. 2

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

        1998 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1998 - Part III

--------------------------------------------------------------------------------

The registrant is filing this Form 10-K/A (Amendment No. 2) for the purpose of expanding its discussion of Reserve for Credit Losses methodology and the determination of the Reserve during the periods reported upon in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This addition amends the Credit Risk Management section found in Part I, Item 1 (Business discussion) on pages 16 and 17 of that report.

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


                                        NORTHERN TRUST CORPORATION
                                        --------------------------
                                               (Registrant)

                                        By: /s/ Perry R. Pero
                                            -------------------------------
                                                PERRY R. PERO
                                            Senior Executive Vice President
                                              and Chief Financial Officer

Date: March 2, 1999

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

Reserve Methodology

The reserve for credit losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific non-performing loans and estimates losses inherent in other credit exposures.

The result is a reserve with three components:

 . Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

 . Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust's credit exposures based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience. In addition, management applies judgment in determining particular components of the inherent reserve, as when in 1997 management began to use an "industry base" reserve of 1% for the commercial and commercial real estate segments of the portfolio.

 . Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss reserve reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

The continuous control process maintained by the Credit Policy Group and the lending staff and the quarterly analysis of specific and inherent loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. The inclusion of historical loss factors in the process of determining the allocated inherent component of the reserve also acts as a self-correcting mechanism of management's estimation process, as loss experience more remote in time is replaced by more recent experience. However, these historical loss factors played a less important role in determining the allocated inherent reserve after 1996. In its analysis of the specific and the inherent components of the reserve, management also considers the experience of peer institutions and regulatory guidance in addition to Northern Trust's own experience.

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

Reserve for Credit Losses 1993-1997

The following table analyzes the reserve for credit losses at December 31 for each of the five years in the period ended December 31, 1997 and identifies the charge-offs and recoveries by loan category and the provisions for credit losses during each of those years.

---------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF RESERVE FOR CREDIT LOSSES
---------------------------------------------------------------------------------------------------------------------------
($ In Millions)                              1997              1996              1995              1994              1993
---------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year               $   148.3         $   147.1         $  144.8          $  145.5          $  145.5
---------------------------------------------------------------------------------------------------------------------------
Charge-Offs
 Residential Real Estate                          .8                .2               .6                .1                .2
 Commercial                                     11.4               6.2              5.5               5.3              11.2
 Commercial Real Estate                           .7               7.4              3.6               4.1               7.8
 Personal                                        1.3               1.5              1.2               1.2               2.1
 Other                                            .2                .1               .2               ---                .2
 Lease Financing                                 ---               ---              ---               ---               1.3
 International                                   ---                .2               .6               ---                .6
---------------------------------------------------------------------------------------------------------------------------
 Total Charge-Offs                              14.4              15.6             11.7              10.7              23.4
---------------------------------------------------------------------------------------------------------------------------
Recoveries
 Residential Real Estate                          .1                .2              ---               ---                .2
 Commercial                                      2.3                .5              2.1               1.0               1.9
 Commercial Real Estate                          1.6               1.9              2.3               1.1                .7
 Personal                                         .6                .6               .5               1.2                .8
 Other                                            .1                .1               .2                .2                .1
 Lease Financing                                 ---               ---              ---                .5               ---
 International                                   ---                .5               .7               ---                .2
---------------------------------------------------------------------------------------------------------------------------
 Total Recoveries                                4.7               3.8              5.8               4.0               3.9
---------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                  9.7              11.8              5.9               6.7              19.5
Provisions for Credit Losses                     9.0              12.0              6.0               6.0              19.5
Reserve Related to Acquisitions                  ---               1.0              2.2               ---               ---
---------------------------------------------------------------------------------------------------------------------------
Net Change in Reserve                            (.7)              1.2              2.3               (.7)              ---
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                     $   147.6         $   148.3         $  147.1          $  144.8          $  145.5
---------------------------------------------------------------------------------------------------------------------------
Loans and Leases at Year-End               $12,588.2         $10,937.4         $9,906.0          $8,590.6          $7,623.0
---------------------------------------------------------------------------------------------------------------------------
Average Total Loans and Leases             $11,812.9         $10,332.1         $9,136.0          $8,316.1          $7,297.1
---------------------------------------------------------------------------------------------------------------------------
As a Percent of Year-End Loans and
 Leases
 Net Loan Charge-Offs                            .08%              .11%             .06%              .08%              .26%
 Provisions for Credit Losses                    .07               .11              .06               .07               .26
 Reserve Balance at Year-End                    1.17              1.36             1.49              1.69              1.91
---------------------------------------------------------------------------------------------------------------------------
As a Percent of Average Loans and
 Leases
Net Loan Charge-Offs                             .08%              .11%             .06%              .08%              .27%
Reserve Balance at Year-End                     1.25              1.44             1.61              1.74              1.99
---------------------------------------------------------------------------------------------------------------------------

The following table shows the specific portion of the reserve, the allocated portion of the inherent reserve and its components by loan category and the unallocated portion of the reserve at the end of each of the years 1993 through 1997. The table also shows the loans in each category as a percentage of total loans.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES

--------------------------------------------------------------------------------------------------------------------------
                                                                      At December 31
--------------------------------------------------------------------------------------------------------------------------
                                        1997                   1996                   1995                   1994
--------------------------------------------------------------------------------------------------------------------------
                                         Percent of             Percent of             Percent of              Percent of
                                Reserve   Loans to     Reserve   Loans to     Reserve   Loans to     Reserve     Loans to
($ in Millions)                 Amount   Total Loans   Amount   Total Loans   Amount   Total Loans   Amount    Total Loans
--------------------------------------------------------------------------------------------------------------------------
Specific Reserves               $ 10.7       ---%      $   .8       ---%      $  1.3      ---%       $   .3         ---%
--------------------------------------------------------------------------------------------------------------------------
Inherent Reserves
 Residential Real Estate           3.7        41          7.1        42          5.4       39           5.2          38
 Commercial                       87.1        30         71.2        29         84.4       32          85.9          31
 Commercial Real Estate            6.4         5          5.1         5          6.8        5          12.3           6
 Personal                           .6        10          6.2         9          8.4        8           5.5           8
 Other                             ---         7          ---         9          ---       10           ---          11
 Lease Financing                   2.9         3          2.9         2          2.9        2           2.9           2
 International                     ---         4          2.3         4          2.6        4           2.9           4
 Unallocated                      36.2       ---         52.7       ---         35.3      ---          29.8         ---
--------------------------------------------------------------------------------------------------------------------------
Total Inherent Reserve           136.9       ---        147.5       ---        145.8      ---         144.5         ---
--------------------------------------------------------------------------------------------------------------------------
Total Reserve                   $147.6       100%      $148.3       100%      $147.1      100%       $144.8         100%
--------------------------------------------------------------------------------------------------------------------------

     At December 31, 1993, $.2 million of the reserve was allocated based on an estimate of the amount that was necessary to provide for potential losses related to specific nonperforming loans only, while $145.3 million remained unallocated of the total $145.5 million reserve balance.

Specific Component of the Reserve

The specific component of the reserve is determined on a loan-by-loan basis as part of the regular review of classified and non-performing loans and potential charge-offs. The specific reserve is based on a loan's current book value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan. At December 31, 1995, the specific reserve component was established at $1.3 million, principally to cover the estimated loss on specific impaired commercial real estate loans. As of December 31, 1996 the specific reserve component was $800,000, somewhat lower than at December 31, 1995, as a result of this loan-by-loan analysis.

As of December 31, 1997, the specific reserve component increased to $10.7 million. During 1997, and as part of the regular review of classified and non-performing loans and potential charge-offs, management determined that the increase in non-performing loans, reflecting principally deterioration in one specific commercial credit exposure, called for an increase in the specific reserve for that period. Because the increase in higher risk loans was principally due to one larger, non-performing loan, management did not view this development as evidence of a deteriorating trend in credit quality.

Allocated Inherent Component of the Reserve

The allocated portion of the inherent reserve is based on management's review of historical charge-off experience as well as management's judgment for loans in each credit rating category over a period of time which management determines is adequate to reflect longer term economic trends. This approach was supplemented in 1997 when management also began applying a minimum reserve analysis to the commercial and commercial real estate segments of the portfolio, which are deemed to have greater risk potential than is reflected in the historical charge-off analysis.

An important building block in reaching the appropriate allocated inherent reserve is an analysis of loans by credit rating categories. Credit ratings are determined by members of the Credit Policy Group at the time each loan is approved. These credit ratings are subject to periodic reviews in which the Credit Policy Group, which is independent of line management, makes the final determination of ratings for each loan in the portfolio. Credit ratings range from "1" for the strongest credits to "9" for the weakest; a "9" rated loan would normally represent a complete loss. For each of these credit rating categories, the loss ratio for each past year is calculated by expressing the loan charge-offs for that year as a percentage of previous year-end outstanding loans in that credit rating category. These yearly loss ratios for each credit rating category are then averaged over the period chosen to develop the historical loss ratio.

The changes in the allocated inherent portion of the reserve in 1995 and 1996 are principally due to two factors. First, the historical loss ratios applied changed with the passage of time, generally decreasing to reflect more favorable charge-off experience. The loss ratios for these years represent the cumulative average historical charge-off ratios beginning in 1987, with subsequent years added to the base. Second, growth in the loan portfolio increased the allocated inherent reserve because the historical charge-off ratios were applied to increasing year-end principal balances.

In 1997, management changed the measurement period for calculating the historical loss ratio to use only the most recent five years, in order to more closely align the ratios to the economic factors currently affecting the portfolio. At that time, management also decided to use for the commercial and commercial real estate segments of the portfolio an "industry base" reserve of 1% in order to measure the loss estimated to be inherent in these riskier segments. Because commercial and commercial real estate loans had in Northern Trust's experience produced significant losses in brief periods at particular points in economic cycles, management believed it appropriate to use a reserve higher than recent charge-off experience would suggest. This decision was supported by what management perceived to be industry practice for minimum reserve levels, and is intended to prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions. The decisions to shorten the period for calculating historical loss ratios and use an industry base reserve, which were related in management's judgment, had the effect of increasing the allocated inherent reserve by $41.9 million.

Also in 1997, management reduced the amounts of credit exposure assigned to undrawn loan commitments and standby letters of credit, to reflect this exposure by using the factors applied in risk based capital calculations. In 1995 and 1996 the full notional amount of the off balance sheet exposures had been used for purposes of this calculation. The 1997 change had the effect of reducing the allocated inherent reserve by $35.4 million.

Unallocated Inherent Component of the Reserve

The unallocated portion of the inherent loss reserve is based on management's review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects management's attempt to ensure that the overall reserve reflects all appropriate considerations, including the fact that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

Throughout the period 1995 - 97, the loan portfolio, and in particular commercial loans, continued to grow at a significant rate. Although the allocated reserve declined in 1995 and 1996, management decided to increase the unallocated reserve from $35.3 million at the end of 1995 to $52.7 million at the end of 1996 to provide for probable losses in the growing loan portfolio. In 1997, although growth in the loan portfolio continued and affected management's overall judgment, the change to five years in the measurement period used for historical loss ratios of the inherent allocated reserve and the introduction of the 1% minimum industry base level reserve for commercial and commercial real estate loans resulted in an increase in the allocated inherent reserve. Management viewed the use of the 1% industry base level reserve as a more clear identification of some of the risk previously dealt with by the unallocated inherent reserve which took account in a different way of the growth in the higher risk segments of the portfolio. Accordingly, management concluded that the unallocated inherent portion of the reserve should decrease to $36.2 million.

Other Factors

During the period from 1995 to 1997 there were no significant changes in concentration of credits that impacted asset quality. Direct cross border lending exposure did not play a significant role in the determination of loan loss reserves since the exposure is relatively small and most of it represents short term extensions of credit to highly-rated borrowers, principally in connection with trade finance. The total amount of highest risk loans, those rated "6" to "8", was $134 million at December 31, 1995. The principal amount in these categories declined at the end of 1996 to $97 million, due to the resolution of four higher risk credits totaling approximately $31 million during the year. By the end of December 1997, the amount had increased again to $118 million, principally due to one larger, non-performing loan. These changes were not deemed significant in determining loan loss reserves, although charge-offs for these loans and changes in these categories would have affected the historical loss analysis described earlier. There were no "9" rated loans reported at any time during these periods because loans are charged off when they are so rated.

Non-performing loans declined during 1996 to $19.5 million from $31.9 million at year-end 1995. The increase in non performing loans in 1997 to $41.4 million is principally due to one major non-performing commercial loan. These changes were deemed relatively minor in a portfolio that exceeded $9.1 billion throughout the period.

Overall Reserve

Management's evaluation of the factors above resulted in reserves for credit losses of $147.1 million, $148.3 million and $147.6 million at the end of 1995, 1996 and 1997, respectively, reflecting the conclusion that losses inherent in the portfolio were larger than would otherwise be suggested by the favorable charge-off experience in recent years. At each year end in this period, management concluded that the absolute level of the reserve should not decline appreciably in view of the continuing growth of the loan portfolio. However, the reserve as a percentage of year-end total loans declined from 1.49% at year-end 1995 to 1.36% at year-end 1996 and 1.17% at year-end 1997. This decline is consistent with the trend Northern Trust has experienced during the recent economic expansion whereby conservative underwriting standards, improved credit quality and favorable charge-off experience have offset the steady growth in the portfolio.

The components of the reserve did change over this period. Specific reserves increased from 1995 to 1997. Allocated inherent reserves fell slightly in 1996 and then increased in 1997, largely as a result of the changes in methodology summarized above, and unallocated inherent reserves rose in 1996 and returned to approximately the 1995 level in 1997 as a result of the judgmental factors earlier described.

The resulting provisions for credit losses were $6.0 million in 1995, $12 million in 1996 and $9 million in 1997. Net charge-offs were $5.9 million in 1995, $11.8 million in 1996, and $9.7 million in 1997.

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

-------------------------------------------------------------------------------