Form 10-Q/A
period 1998-09-30
NORTHERN TRUST CORP
filed 1999-03-02
CIK 73124

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                         ----------------------------

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

The registrant is filing this Form 10-Q/A (Amendment No. 1) for the purpose of expanding its discussion of Reserve for Credit Losses methodology and the determination of the Reserve during the periods reported upon in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998. These additions amend Footnote No. 6 - Reserve for Credit Losses (page 10) found in
Part I, Item 1 (Financial Statements); and, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality (pages 25 and
26) found in Part I, Item 2 of that report.

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



                                        NORTHERN TRUST CORPORATION
                                        --------------------------
                                               (Registrant)

                                        By: /s/ Perry R. Pero
                                           --------------------------
                                                PERRY R. PERO
                                            Senior Executive Vice President
                                              and Chief Financial Officer

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
------------------------------------------------------------

The reserve for credit losses represents management's estimate of probable losses which have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and estimates losses inherent in other credit exposures.

The result is a reserve with these components:

 . Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

 . Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust's credit exposures based on internal credit ratings. These loss factors are determined on the basis of historical charge-off experience. In addition, management applies judgment in determining particular components of the inherent reserve, as when management began in 1997 to use an "industry base" reserve for the commercial and commercial real estate segments of the portfolio, set the base reserve level at 1% in 1997 and 1.25% in the first nine months of 1998, and extended the methodology to international exposure in 1998.

 . Unallocated Inherent Reserves. Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss reserve reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

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

Footnote 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses at September 30, 1998 and identifies the charge-offs and recoveries by loan category and the provisions for credit losses during the nine-month period ended September 30, 1998. The following table shows the specific portion of the reserve, the allocated portion of the inherent reserve and its components by loan category and the unallocated portion of the reserve at September 30, 1997, December 31, 1997, and September 30, 1998.


ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------------
                                      September 30, 1998             December 31, 1997              September 30, 1997
                                  --------------------------    ---------------------------    ---------------------------
                                                  Percent of                     Percent of                     Percent of
                                    Reserve        Loans to        Reserve        Loans to        Reserve        Loans to
($ in millions)                     Amount       Total Loans       Amount       Total Loans       Amount       Total Loans
Specific Reserves                   $  3.0            ---%         $ 10.7            ---%         $  6.6            ---%
--------------------------------------------------------------------------------------------------------------------------
Inherent Reserves
 Residential Real Estate              12.3             42             3.7             41             7.3             41
 Commercial                           77.8             30            87.1             30            71.7             33
 Commercial Real Estate               12.0              5             6.4              5             3.3              5
 Personal                              3.4             10              .6             10             7.5              9
 Other                                 ---              5             ---              7             ---              5
 Lease Financing                       2.9              3             2.9              3             2.9              3
 International                         4.6              5             ---              4             2.8              4
 Unallocated                          30.6            ---            36.2            ---            45.9            ---
--------------------------------------------------------------------------------------------------------------------------
Total Inherent Reserve              $143.6            ---          $136.9            ---          $141.4            ---
--------------------------------------------------------------------------------------------------------------------------
Total Reserve                       $146.6            100%         $147.6            100%         $148.0            100%
--------------------------------------------------------------------------------------------------------------------------

Specific Component of the Reserve. The specific component of the reserve is determined on a loan-by-loan basis as part of the regular review of classified and non-performing loans and potential charge-offs. The specific reserve is based on a loan's current book value compared to the present value of its projected future cash flows, collateral value or market value, as is relevant for the particular loan.

At September 30, 1998, the specific reserve component amounted to $3.0 million compared to $10.7 million at the end of 1997. During 1998, and as part of the regular review of classified and non-performing loans and potential charge-offs, management determined that certain loans with specific reserves allocated to them in 1997 had deteriorated and needed to be charged-off. Although most of the $10.8 million in charge-offs during the period were taken against and reduced the specific loss component of the reserve, that reduction was partially offset by higher allocations needed on some of the credits with specific reserves and other newly-identified commercial credits, resulting in a net $7.7 million decrease in the specific loss component of the reserve.

Allocated Inherent Component of the Reserve. The allocated portion of the inherent reserve is based on management's review of historical charge-off experience as well as management's judgment for loans in each credit rating category over a period of time which management determines is adequate to reflect longer term economic trends. One building block in reaching the appropriate allocated inherent reserve is an analysis of loans by credit rating categories. Credit ratings are determined by members of the Credit Policy Group at the time each loan is approved. These credit ratings are subject to periodic reviews of the loan portfolio in which the Credit Policy Group, which is independent of line management, makes the final determination of ratings for each loan in the portfolio. Credit ratings range from "1" for the strongest credits to "9" for the weakest credit rating; a "9" rated loan would normally represent a complete loss.

At September 30, 1998, for loans with credit ratings "1" through "4", the loss ratio for each past year was calculated by expressing the loan charge-offs in each rating category as a percentage of previous year-end outstanding loans in that rating category. These yearly loss ratios for each credit rating category were then averaged over the prior five years to develop the historical loss ratio. Prior to 1998, this historical loss ratio methodology was also followed for higher risk loans rated "5" through "8". In 1998, the loss factors on these higher-risk loans were refined by considering both historical loss ratios and regulatory guidelines to provide a more consistent and reliable method for taking account of credit trends in measuring loss exposure. In addition, management broadened the analysis of credit risk by using a range of estimated loss when facts and circumstances so dictate.

Beginning in 1997, management had decided to use for the commercial and commercial real estate segments of the portfolio an "industry base" reserve in order to measure the loss estimated to be inherent in these riskier segments. At the beginning of 1998, management noted the rising uncertainty in international markets and the possibility that this would have affected many of Northern Trust's domestic borrowers with significant international business and revenues. Accordingly, management used an industry base level reserve of 1.25%, higher than the 1% base used in 1997, for the first three quarters of 1998 to better reflect estimated probable loss during this period of uncertainty. For similar reasons, management also applied this base reserve methodology, using the 1.25% base reserve, to international exposure, resulting in an increase in this component of the inherent unallocated reserve. Management also increased the portion of the inherent reserve allocated to residential loans, in light of the increasing size of the mortgage portfolio as a percentage of all lending.

     In 1998, management also refined its methodology by reducing the loss factor assigned to undrawn loan commitments and standby letters of credit from the 1% used in 1997 for this exposure to .25%, in order to reflect the nature and extent of the credit exposure on these instruments as perceived at that time.

The $12.3 million increase in the allocated portion of the inherent reserve during the first nine months of 1998, to $113 million at September 30, was principally a function of the increase in the amount of loans and other credit exposure and the decision to apply the base reserve methodology to international exposure. Other changes in methodology essentially offset each other.

Unallocated Inherent Component of the Reserve. The unallocated portion of the inherent loss reserve is based on management's review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

In the first nine months of 1998, the loan portfolio, and in particular commercial loans, continued to grow at a significant rate, as they had done throughout the period 1995 - 97. In 1998, through the application of an industry base reserve to international exposure as described above, a portion of the unallocated inherent reserve was reassigned to the allocated inherent reserve in light of the rising uncertainty about the effect of developments in international markets on borrowers. Management viewed this as a more clear identification of some of the risk previously dealt with by the unallocated inherent reserve. The change resulted in an increase in the allocated inherent reserve as compared to December 31, 1997. The unallocated inherent portion of the reserve decreased, reflecting management's judgment that credit quality in other respects continued to be strong.

Other Factors. During the nine months ended September 30, 1998, there were no significant changes in concentration of credits that impacted asset quality.
The total amount of highest risk loans, those rated "6" to "8", was $118 million at December 31, 1997 and $104 million at September 30, 1998, reflecting principally charge-offs on one commercial loan and repayments received on other of these lower-rated credits. These changes were not deemed significant in determining loan loss reserves, although changes in the amounts in each category would have affected the allocated inherent loss reserve analysis. There were no "9" rated loans reported at any time during these periods because loans are charged-off when they are so rated.

Non-performing loans fell from $41.4 million at December 31, 1997 to $29.6 million at September 30, 1998, reflecting principally charge-offs on one commercial loan. These changes were deemed relatively minor in a loan portfolio that exceeded $13.0 billion on average throughout the period.

Overall Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $146.6 million at September 30, 1998 compared to $147.6 million at the end of 1997, reflecting the conclusion that losses inherent in the portfolio were larger than would otherwise be suggested by the favorable charge-off experience in recent years and the view that the reserve should not decline appreciably given the continuing growth in loans. The components of the reserve changed as described above. The reserve as a percentage of total loans declined to 1.08% at September 30, 1998 from 1.17% at year-end 1997. This decline is consistent with the trend Northern Trust has experienced during the recent economic expansion whereby conservative underwriting standards, improved credit quality and favorable charge-off experience have offset the steady growth in the portfolio.

Provision. The resulting provision for credit losses was $8.0 million during the first nine months of 1998 and $1.0 million for the quarter ended September 30, 1998. Net charge-offs were $9.2 million for the nine months and $1.1 million for the quarter.

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