Form 10-K
period 1998-12-31
NORTHERN TRUST CORP
filed 1999-03-16
CIK 73124

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________

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

                               ----------------

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

                               ----------------

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

     At February 10, 1999, 111,366,724 shares of Common Stock, $1.66-2/3 par value, were outstanding, and the aggregate market value of the Common Stock (based upon the last sale price of the common stock at February 10, 1999, as reported by The Nasdaq Stock Market) held by non-affiliates was approximately $8,315,111,639. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

Portions of the following documents are incorporated by reference:
     Annual Report to Stockholders for the Fiscal Year Ended
       December 31, 1998 - Part I and Part II
     1999 Notice and Proxy Statement for the Annual Meeting of
       Stockholders to be held on April 20, 1999 - Part III

--------------------------------------------------------------------------------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                            Northern Trust Corporation

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                 TABLE OF CONTENTS

                                                                                   Page
PART I
Item 1    Business ...............................................................    4

          Supplemental Item-Executive Officers of the Registrant .................   22

Item 2    Properties .............................................................   23

Item 3    Legal Proceedings ......................................................   24

Item 4    Submission of Matters to a Vote of Security Holders ....................   24


PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ..   25

Item 6    Selected Financial Data ................................................   25

Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................   25

Item 7A   Quantitative and Qualitative Disclosures About Market Risk .............   25

Item 8    Financial Statements and Supplementary Data ............................   25

Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ...................................................   25


PART III
Item 10   Directors and Executive Officers of the Registrant .....................   26

Item 11   Executive Compensation .................................................   26

Item 12   Security Ownership of Certain Beneficial Owners and Management .........   26

Item 13   Certain Relationships and Related Transactions .........................   26


PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......   27

Signatures .......................................................................   29

Exhibit Index ....................................................................   30

                                    PART I

Item 1--Business

                          NORTHERN TRUST CORPORATION

     Northern Trust Corporation (Corporation) was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation's principal subsidiary. The Corporation also owns banking subsidiaries in Arizona, California, Colorado, Florida and Texas, a Federal Savings Bank in Michigan, trust companies in Connecticut and New York and various other nonbank subsidiaries, including a securities brokerage firm, a registered investment adviser and a retirement services company. The Corporation expects that, although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

     At December 31, 1998, Northern Trust had consolidated total assets of approximately $27.9 billion and stockholders' equity of approximately $1.9 billion, and was the second largest bank holding company headquartered in Illinois and the 32nd largest in the United States.


                          THE NORTHERN TRUST COMPANY

     The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its 110th year, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 1998, the Bank had consolidated assets of approximately $23.3 billion and common equity capital of approximately $1.5 billion. At September 30, 1998, the Bank was the 2nd largest bank in Illinois and the 36th largest in the United States, based on consolidated total assets of approximately $23.9 billion on that date.

     The Bank currently has eighteen banking offices in the Chicago area and nine active wholly owned subsidiaries. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. NorLease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities. Northern Global Financial Services Limited, located in Hong Kong, provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited facilitates the issuance and processing of commercial letters of credit in Hong Kong. Northern Trust Fund Managers (Ireland) Limited was established to facilitate the offering of off-shore collective investment products to institutional clients.


                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

     The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., headquartered in Miami, at December 31, 1998 had twenty-four offices located throughout Florida and total assets of approximately $3.1 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 1998 had total assets of approximately $587 million and served clients from seven office locations in Arizona. The Corporation's Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas, had seven office locations and total assets of approximately $587 million at December 31, 1998. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31, 1998, it had nine office locations and total assets of approximately $807 million. The Corporation's Colorado banking subsidiary, Northern Trust Bank of Colorado, was acquired in 1998. Its one location is in Denver and, at December 31, 1998, it had total assets of approximately $48 million. The Corporation's Federal Savings Bank subsidiary, Northern Trust Bank, FSB, commenced operations in Bloomfield Hills, Michigan in 1998. At December 31, 1998, it had total assets of approximately $14 million.

     The Corporation has several nonbank subsidiaries. Among them is Northern Trust Securities, Inc. which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Retirement Consulting, L.L.C. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Global Advisors, Inc. in Stamford, Connecticut is an international provider of institutional investment management services, and the parent of The Northern Trust Company of Connecticut, and Northern Trust Quantitative Advisors, Inc. is a manager of index funds and quantitative investment products. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the United States. In 1998, Northern Trust exited from the futures brokerage business previously conducted by Northern Futures Corporation and sold all the assets of Berry, Hartell, Evers & Osborne, Inc., its San Francisco investment management firm.


                             INTERNAL ORGANIZATION

     Northern Trust, under Chairman and Chief Executive Officer William A. Osborn, organizes client services around two principal business units: Corporate and Institutional Services and Personal Financial Services. Investment products are provided to the clients of those business units by Northern Trust Global Investments. Each of these three business units has a president who reports to President and Chief Operating Officer Barry G. Hastings. The Worldwide Operations and Technology business unit, which provides trust and banking operations and systems activities, also reports to Mr. Hastings. A Risk Management unit, which focuses on financial and risk management, reports directly to Mr. Osborn.

     The following is a brief summary of each unit's business activities.


Corporate and Institutional Services (C&IS)

     Headed by Sheila A. Penrose, President - Corporate and Institutional Services, C&IS provides trust, commercial banking and treasury management services to corporate and institutional clients. Trust activities encompass custody services for owners of securities in the United States and foreign markets, as well as securities lending and asset management services. Services with respect to securities traded in foreign markets are provided primarily through the Bank's London Branch. Related foreign exchange services are rendered at the London and Singapore Branches as well as in Chicago. As measured by assets administered and by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services to three defined market segments: retirement plans, institutional clients and international clients. Master Trust and Custody includes a full range of state-of-the-art capabilities including: worldwide custody settlement and reporting, cash management, a wide range of investment products, securities lending, and performance analysis services. In addition to Master Trust and Master Custody, C&IS offers a comprehensive array of retirement consulting and recordkeeping services through Northern Trust Retirement Consulting, L.L.C. At December 31, 1998, total assets under administration, excluding personal trust assets, were $1.14 trillion. The Northern Trust Company of New York, The Northern Trust Company, Canada, Norlease, Inc., and The Northern Trust International Banking Corporation are also included in C&IS.

     C&IS offers a full range of commercial banking services through the Bank, placing special emphasis on developing institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Treasury management services are provided to corporations and financial institutions and include a variety of other products and services to accelerate cash collections, control disbursement outflows and generate information to manage cash positions.


Personal Financial Services (PFS)

     Services to individuals is another major dimension of the trust business. Headed by Mark Stevens, President - Personal Financial Services, PFS encompasses personal trust and investment management services, estate administration, banking and residential real estate mortgage lending. The Bank's personal financial services strategy includes targeting high net worth individuals in the metropolitan Chicago market and, through its Wealth Management Group, nationally. The Bank is one of the largest bank managers of personal trust assets in the United States, with $40.5 billion in assets under management and $77.0 billion in assets under administration at December 31, 1998.

     PFS services are also delivered through a network of banking subsidiaries located in Arizona, California, Colorado, Florida and Texas, and a Federal Savings Bank subsidiary in Michigan. PFS is one of the largest bank managers of personal trust assets in the United States, with $73.4 billion in assets under management and $121.2 billion in assets under administration at December 31, 1998.

     Northern Trust Securities, Inc. is also part of PFS.


Northern Trust Global Investments (NTGI)

     Headed by Stephen B. Timbers, President - Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides investment products and services to clients of C&IS and PFS. NTGI activities include equity and fixed income research and portfolio management services. NTGI, through the Bank and Northern Trust Quantitative Advisors, Inc., provides investment advisory and related services to two families of proprietary mutual funds: the Northern Institutional Funds (formerly The Benchmark Funds), which are directed at corporate and institutional investors, and the Northern Funds, which are directed at individual and personal trust investors. Northern Trust Global Advisors, Inc. is also included in NTGI.


Worldwide Operations and Technology

     Supporting all of Northern Trust's business activities is the Worldwide Operations and Technology Unit. Headed by Executive Vice President James J. Mitchell, this unit focuses on supporting sales, relationship management, transaction processing and product management activities for C&IS and PFS. These activities are conducted principally in the operations and technology centers in Chicago, Illinois and the Bank's London Branch. The Northern Trust Company of New York is also part of this unit.


Risk Management

     The Risk Management Unit, headed by Senior Executive Vice President and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described in the sections of this report referenced on page 18. The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

     The Risk Management Unit also includes the Corporate Controller, Corporate Treasurer, Investor Relations and Economic Research functions.


                              GOVERNMENT POLICIES

     The earnings of Northern Trust are affected by numerous external influences. Chief among these are general economic conditions, both domestic and international, and actions that the United States and foreign governments and their central banks take in managing their economies. These general conditions affect all of the Northern Trust's businesses, as well as the quality, value and profitability of their loan and investment portfolios.

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


                                  COMPETITION

     Northern Trust's principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a small group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected market niches and providing a high level of individualized service to its clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and by maintaining a conservative balance sheet. Finally, Northern Trust seeks to maintain a strong management team that includes senior officers having broad experience and long tenure.

     Active competition exists in all principal areas in which Northern Trust presently engages in business. C&IS and PFS compete with domestic and foreign financial institutions, trust companies, personal loan companies, mutual funds and investment advisers, brokerage firms and other financial services companies. Northern Trust is a leading provider of Master Trust and Master Custody services and has the leading market share in the Chicago area personal trust market and the second largest market share in the Florida personal trust market.

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

     The chief local competitors of the Bank for trust and banking business are Bank of America, First National Bank of Chicago, Harris Trust and Savings Bank, and LaSalle National Bank. Competitive pressures within the custody market have resulted in consolidation in the industry, and the chief national competitors of the Bank for Master Trust/Master Custody services are now Mellon Bank Corporation, State Street Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and The Bank of New York Company, Inc.


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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits except in certain cases. The Interstate Act also permits a bank, with the approval of the appropriate federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate federal bank regulatory agency, merge across state lines, unless the home state of a participating bank opted-out of the Interstate Act prior to June 1, 1997. Two states opted out prior to that date: Montana and Texas. In addition, the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or certain grandfathered thrift affiliates, whether such banks and thrifts are located in a different state or in the same state.

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

     The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Illinois Office of Banks and Real Estate. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area. State laws governing the Corporation's banking subsidiaries generally allow each bank to establish branches anywhere in its state.

     The national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Comptroller of the Currency. Northern Trust Bank, FSB is a Federal Savings Bank which is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC. Northern Trust Bank of Colorado, a state chartered institution that also is not a member of the Federal Reserve System, is regulated by the FDIC and the Colorado Division of Banking.

     The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Trust Securities, Inc. is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Northern Trust Retirement Consulting, L.L.C., Northern Trust Global Advisors, Inc., Northern Trust Quantitative Advisors, Inc., and Northern Trust Bank, FSB are each registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and are subject to that Act and the rules and regulations of the Commission promulgated thereunder. In addition, Northern Trust Quantitative Advisors, Inc. is subject to regulation by the Illinois Office of Banks and Real Estate, and Northern Trust Retirement Consulting, L.L.C. is registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are subject to regulation by the Securities and Exchange Commission under the Investment Company Act. The Bank also acts as investment adviser of an investment company which is subject to regulation by the Central Bank of Ireland under the Companies Act, 1990. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

     The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities. Information regarding these restrictions, and dividend restrictions on banking subsidiaries, is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 60 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a twenty-seven basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 1999 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 1999 to a debt service assessment of
 .0122%.

     The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (Total Capital Ratio), is 8%, and the minimum ratio of that portion of total capital that is comprised of common stock, related surplus, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill (Tier 1 capital), to risk-weighted assets is 4%. The balance of total capital may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.

     The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1998, the Federal Reserve had not advised the Corporation of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 1998, the Corporation had a Tangible Tier 1 Leverage Ratio of 6.9%.

     In addition to the effects of the provisions described above, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes.

     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect to FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio (Tier 1 capital to quarterly average total assets) of at least 5%, a Total Capital Ratio (qualifying total capital to risk-weighted assets, including certain off-balance sheet items) of at least 10% and a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

     At December 31, 1998, the Bank and each of the Corporation's other subsidiary banks met or exceeded the minimum regulatory ratios that are one of the conditions for them to be considered to be well capitalized. For further discussion of regulatory capital requirements and information about the capital position of the Corporation and the Bank, see pages 43 and 44 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 29, titled "Regulatory Capital Requirements" on page 71 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998.

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


                                     STAFF

     Northern Trust employed 8,156 full-time equivalent officers and staff members as of December 31, 1998, approximately 6,033 of whom were employed by the Bank.

                            STATISTICAL DISCLOSURES

  The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated herein by reference.

                                                                     1998
                                                                Annual Report
Schedule                                                             Page
------------------------------------------------------------    -------------
Foreign Outstandings.......................................           37
Nonperforming Assets and 90 Day Past Due Loans.............           37
Analysis of Reserve for Credit Losses......................           38
Average Balance Sheet......................................           76
Ratios.....................................................           76
Analysis of Net Interest Income............................           78
------------------------------------------------------------    -------------

--------------------------------------------------------------------------------
     Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield on a taxable equivalent basis giving effect of the federal and state tax rates)

                                                                    December 31, 1998
                                       --------------------------------------------------------------------------------------------
                                        One Year or Less    One to Five Years     Five to Ten Years       Over Ten Years
                                       -----------------    -----------------    ------------------    -----------------    Average
($ in Millions)                             Book   Yield        Book   Yield         Book     Yield        Book    Yield   Maturity
----------------------------------     ---------   -----    --------   -----     --------     -----    --------    -----   --------
Securities Held to Maturity
  U.S. Government                      $   55.3     6.42%   $    -         - %    $    -         - %    $   -        -  %    6 mos.
  Obligations of States and
   Political Subdivisions                  48.0    11.13        83.8    10.85        79.4      9.42        50.6     7.65    69 mos.
  Federal Agency                            3.0     6.47         -         -           -         -          -        -       7 mos.
  Other--Fixed                              9.3     6.92        23.4     9.17        19.2      8.57        20.8     5.89    70 mos.
       --Floating                            .3     8.00          .8     7.06         1.5      6.07        77.1     6.63   118 mos.
-----------------------------------    --------    -----    --------    ------   --------     -----    --------    -----   --------
Total Securities Held to Maturity      $  115.9     8.42%   $  108.0    10.46%   $  100.1      9.21%   $  148.5     6.87%   70 mos.
-----------------------------------    --------    -----    --------    ------   --------     -----    --------    -----   --------
Securities Available for Sale
  U.S. Government                      $  224.5     6.13%   $   35.5     5.85%   $     -         - %   $    -        -  %    5 mos.
  Obligations of States and
   Political Subdivisions                   -         -          3.7     9.82        30.9      8.95       231.5     7.02   149 mos.
  Federal Agency                        4,422.2     5.35       272.4     5.56          .6      5.60          .2     6.73     6 mos.
  Other--Fixed                               .6     8.38         -         -           -         -           .1      -      33 mos.
       --Floating                            .4     5.54        12.0     6.78         1.2      5.52       139.4     6.07   105 mos.
-----------------------------------    --------    -----    --------    -----     -------      ----    --------    -----   --------
Total Securities Available for Sale    $4,647.7     5.39%   $  323.6     5.69%    $  32.7      8.76%   $  371.2     6.66%   15 mos.
-----------------------------------    --------    -----    --------    -----     -------      ----    --------    -----   --------

                                                                    December 31, 1997
                                       --------------------------------------------------------------------------------------------
                                        One Year or Less    One to Five Years    Five to Ten Years      Over Ten Years
                                        ----------------    -----------------    ------------------    -----------------    Average
($ in Millions)                            Book    Yield       Book     Yield       Book      Yield        Book    Yield   Maturity
----------------------------------     --------   ------    --------    -----   --------      -----    --------    -----   --------
Securities Held to Maturity
  U.S. Government                      $   72.0     6.72%   $   -         -  %   $    -          - %   $     -       -  %    5 mos.
  Obligations of States and
   Political Subdivisions                  38.9    10.99       113.8    11.02       93.6      10.07         30.4    8.50    59 mos.
  Federal Agency                            8.3     6.00         6.0     7.12         -          -           -       -      12 mos.
  Other--Fixed                              4.5     4.19         7.2     5.40        2.9       2.76         19.9    6.00    86 mos.
       --Floating                            .2     8.00          .8     7.67        1.5       6.30         56.1    6.75   117 mos.
----------------------------------     --------    -----    --------    -----    -------      -----    ---------   -----   --------
Total Securities Held to Maturity      $  123.9     7.92%   $  127.8    10.49%   $  98.0       9.79%   $   106.4    7.11%   58 mos.
----------------------------------     --------    -----    --------    -----    -------      -----    ---------   -----   --------
Securities Available for Sale
  U.S. Government                      $  207.6     6.15%   $  262.4     6.15%   $    -          - %   $     -       -  %   11 mos.
  Obligations of States and
   Political Subdivisions                   -        -            .6     9.88       15.8       9.58        113.8    8.22   141 mos.
  Federal Agency                        2,756.7     5.90       195.9     6.57       14.5       6.65          2.7    6.87     5 mos.
  Other--Fixed                             13.4     5.66        -         -           -          -           -       -       5 mos.
       --Floating                          12.4     6.33        12.5     7.43         .8       6.22        124.2    6.00   105 mos.
----------------------------------     --------    -----    --------    -----    -------      -----    ---------   -----   --------
Total Securities Available for Sale    $2,990.1     5.92%   $  471.4     6.36%   $  31.1       8.13%   $   240.7    7.06%   14 mos.
----------------------------------     --------    -----    --------    -----    -------      -----    ---------   -----   --------
-----------------------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity and Available for Sale

                                                                               December 31
                                                      ------------------------------------------------------------
(In Millions)                                              1998          1997       1996         1995         1994
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Securities Held to Maturity
 U.S. Government                                      $    55.3     $    72.0   $    73.4    $   116.1    $   137.2
 Obligations of States and Political Subdivisions         261.8         276.7       315.9        366.9        474.5
 Federal Agency                                             3.0          14.3        18.2         22.2           --
 Other                                                    152.4          93.1        90.9         29.9         29.6
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Total Securities Held to Maturity                     $   472.5     $   456.1   $   498.4    $   535.1    $   641.3
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Securities Available for Sale
 U.S. Government                                      $   260.0     $   470.0   $   906.7    $ 1,667.7    $   801.3
 Obligations of States and Political Subdivisions         266.1         130.2       117.0         70.2           --
 Federal Agency                                         4,695.4       2,969.8     3,096.9      3,152.8      3,251.5
 Other                                                    153.7         163.3       191.1        245.6        355.0
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Total Securities Available for Sale                   $ 5,375.2     $ 3,733.3   $ 4,311.7    $ 5,136.3    $ 4,407.8
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Average Total Securities                              $ 7,470.8     $ 6,374.2   $ 6,363.8    $ 6,193.0    $ 5,000.9
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Total Securities at Year-End                          $ 5,856.8     $ 4,198.2   $ 4,814.9    $ 5,760.3    $ 5,053.1
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
==================================================================================================================
Loans and Leases by Type
                                                                               December 31
                                                      ------------------------------------------------------------
(In Millions)                                              1998          1997       1996         1995         1994
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Domestic
 Residential Real Estate                              $ 5,885.2     $ 5,186.7  $ 4,557.5    $ 3,896.4     $3,299.1
 Commercial                                             3,937.9       3,734.8    3,161.4      3,202.1      2,672.0
 Broker                                                   147.6         170.1      389.1        304.0        274.6
 Commercial Real Estate                                   677.1         582.1      557.7        512.6        494.1
 Personal                                               1,463.4       1,207.2      989.8        758.9        662.1
 Other                                                    509.6         890.1      632.1        625.5        642.1
 Lease Financing                                          528.3         347.0      267.8        202.3        159.9
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Total Domestic                                         13,149.1      12,118.0   10,555.4      9,501.8      8,203.9
International                                             497.8         470.2      382.0        404.2        386.7
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Total Loans and Leases                                $13,646.9     $12,588.2  $10,937.4     $9,906.0     $8,590.6
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
Average Loans and Leases                              $13,315.0     $11,812.9  $10,332.1     $9,136.0     $8,316.1
-------------------------------------------------     ---------     ---------   ---------    ---------    ---------
==================================================================================================================

Remaining Maturity of Selected Loans and Leases
                                                                           December 31, 1998
                                               --------------------------------------------------------------------
                                                                    One Year           One to       Over Five
(In Millions)                                       Total            or Less       Five Years           Years
---------------------------------------------    --------           --------       ----------      ----------
Domestic (Excluding Residential
 Real Estate and Personal Loans)
 Commercial                                      $3,937.9            2,942.1            740.9           254.9
 Commercial Real Estate                             677.1              211.7            289.6           175.8
 Other                                              657.2              641.2             11.4             4.6
 Lease Financing                                    528.3               45.5             77.5           405.3
---------------------------------------------    --------           --------       ----------      ----------
Total Domestic                                    5,800.5            3,840.5          1,119.4           840.6
International                                       497.8              257.3            161.9            78.6
---------------------------------------------    --------           --------       ----------      ----------
Total Selected Loans and Leases                  $6,298.3            4,097.8          1,281.3           919.2
---------------------------------------------    --------           --------       ----------      ----------
Interest Rate Sensitivity of Loans and Leases
 Fixed Rate                                      $4,648.0            2,831.0          1,010.8           806.2
 Variable Rate                                    1,650.3            1,266.8            270.5           113.0
---------------------------------------------    --------           --------       ----------      ----------
Total                                            $6,298.3            4,097.8          1,281.3           919.2
---------------------------------------------    --------           --------       ----------      ----------
==================================================================================================================

                                       12

Average Deposits by Type

(In Millions)                                                  1998         1997         1996         1995         1994
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Domestic Offices
 Demand and Noninterest-Bearing
  Individuals, Partnerships and Corporations              $ 1,765.6    $ 1,754.6    $ 1,801.8    $ 1,651.1    $ 1,540.4
  Correspondent Banks                                          87.2         92.8        115.2        129.8        192.2
  Other                                                     1,375.2      1,116.5        815.9        966.4        859.9
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
  Total                                                   $ 3,228.0    $ 2,963.9    $ 2,732.9    $ 2,747.3    $ 2,592.5
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
 Time
  Savings and Money Market                                $ 4,263.3    $ 3,895.4    $ 3,620.7    $ 3,312.4    $ 3,385.7
  Savings Certificates less than $100,000                   1,085.0      1,076.5      1,169.6      1,160.8        699.9
  Savings Certificates $100,000 and more                    1,059.5        959.3        892.8        839.5        529.7
  Other Time                                                  571.8        717.3        549.2        542.7        412.8
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
  Total                                                   $ 6,979.6    $ 6,648.5    $ 6,232.3    $ 5,855.4    $ 5,028.1
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Total Domestic Offices                                    $10,207.6    $ 9,612.4    $ 8,965.2    $ 8,602.7    $ 7,620.6
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Foreign Offices
 Demand                                                   $   503.8    $   486.4    $   347.8    $   299.1    $   361.7
 Time                                                       5,781.7      4,971.2      3,826.2      3,493.4      3,284.8
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Total Foreign Offices                                     $ 6,285.5    $ 5,457.6    $ 4,174.0    $ 3,792.5    $ 3,646.5
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Total Deposits                                            $16,493.1    $15,070.0    $13,139.2    $12,395.2    $11,267.1
------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
=======================================================================================================================

Average Rates Paid on Time Deposits by Type

                                                              1998          1997         1996         1995         1994
------------------------------------------------------    --------    ----------    ---------    ---------    ---------
Time Deposits - Domestic Offices
 Savings and Money Market                                     3.31%         3.23%        3.16%        3.29%        2.52%
 Savings Certificates less than $100,000                      5.79          5.86         5.85         6.08         4.77
 Savings Certificates $100,000 and more                       5.60          5.63         5.67         5.95         4.45
 Other Time                                                   5.35          5.50         5.44         5.81         4.50
------------------------------------------------------    --------    ----------    ---------    ---------    ---------
Total Domestic Offices                                        4.21          4.25         4.23         4.46         3.20
------------------------------------------------------    --------    ----------    ---------    ---------    ---------
Total Foreign Offices Time                                    4.95          4.82         4.82         5.21         4.18
------------------------------------------------------    --------    ----------    ---------    ---------    ---------
Total Time Deposits                                           4.55%         4.49%        4.45%        4.74%        3.58%
------------------------------------------------------    --------    ----------    ---------    ---------    ---------
=======================================================================================================================

Remaining Maturity of Time Deposits $100,000 and more

                                                         December 31, 1998                    December 31, 1997
                                                 ---------------------------------    ---------------------------------
                                                    Domestic Offices                     Domestic Offices
                                                 ---------------------                ---------------------
                                                 Certificates    Other     Foreign    Certificates    Other     Foreign
(In Millions)                                      of Deposit     Time     Offices      of Deposit     Time     Offices
---------------------------------------------    ------------    -----    --------    ------------    -----    --------
3 Months or Less                                 $      872.7    $  .6    $6,464.3    $      898.0    $ 2.0    $5,395.5
Over 3 through 6 Months                                 365.6       .7        45.5           265.9      3.2        50.0
Over 6 through 12 Months                                265.4      5.0        11.1           239.5      5.4         5.6
Over 12 Months                                          261.9      7.0        11.0           234.0      2.4         4.3
---------------------------------------------    ------------    -----    --------    ------------    -----    --------
Total                                            $    1,765.6    $13.3    $6,531.9    $    1,637.4    $13.0    $5,455.4
---------------------------------------------    ------------    -----    --------    ------------    -----    --------

Purchased Funds

Federal Funds Purchased
(Overnight Borrowings)

($ in Millions)                                        1998           1997           1996
-------------------------------------------------    ---------      ---------      --------
Balance on December 31                               $ 2,025.1       $  821.2      $  653.0
Highest Month-End Balance                              3,505.3        2,765.9       2,715.2
Year-Average Balance                                   2,620.6        1,690.2       1,842.2
    -Average Rate                                         5.34%          5.47%         5.31%
Average Rate at Year-End                                  4.43           5.64          6.03
-------------------------------------------------    ---------       --------      --------

Securities Sold under Agreements to Repurchase

($ in Millions)                                        1998            1997           1996
-------------------------------------------------    ---------       --------      --------
Balance on December 31                               $ 2,114.9       $1,139.7      $  966.1
Highest Month-End Balance                              4,136.0        3,708.9       2,922.2
Year-Average Balance                                   1,506.0        1,519.9       1,973.3
    -Average Rate                                         5.33%          5.38%         5.24%
Average Rate at Year-End                                  4.59           5.43          5.69
-------------------------------------------------    ---------       --------      --------

Other Borrowings
(Includes Treasury Tax and Loan Demand Notes and Term Federal Funds Purchased)

($ in Millions)                                        1998            1997          1996
-------------------------------------------------    ---------       --------      --------
Balance on December 31                               $ 1,099.2       $2,876.6      $3,142.1
Highest Month-End Balance                              7,122.8        5,528.4       4,953.6
Year-Average Balance                                   2,540.4        2,120.9       1,274.1
    -Average Rate                                         5.21%          5.30%         5.07%
Average Rate at Year-End                                  3.88           5.01          5.82
-------------------------------------------------    ---------       --------      --------

Total Purchased Funds

($ in Millions)                                        1998            1997          1996
-------------------------------------------------    ---------       --------      --------

Balance on December 31                               $ 5,239.2       $4,837.5      $4,761.2
Year-Average Balance                                   6,667.0        5,331.0       5,089.6
    -Average Rate                                         5.29%          5.38%         5.22%
-------------------------------------------------    ---------       --------      --------
============================================================================================

Commercial Paper

($ in Millions)                                        1998            1997          1996
-------------------------------------------------    ---------       --------      --------
Balance on December 31                               $   148.1       $  146.8      $  149.0
Highest Month-End Balance                                149.6          149.9         153.0
Year-Average Balance                                     145.9          142.7         143.7
    -Average Rate                                         5.51%          5.54%         5.40%
Average Rate at Year-End                                  5.40           5.81          5.65
-------------------------------------------------    ---------       --------      --------

Changes in Net Interest Income

                                                                1998/97                   1997/96
                                                       ------------------------   -----------------------
                                                        Change Due To              Change Due To
(Interest on a taxable equivalent basis)               ---------------            --------------
(In Millions)                                          Volume    Rate     Total   Volume    Rate    Total
----------------------------------------------------   ------   ------   ------   ------   -----   ------
Increase (Decrease) In Interest Income
Money Market Assets
    Federal Funds Sold and Resell Agreements           $  8.3   $ (1.2)  $  7.1   $ 27.1   $ 0.5   $ 27.6
    Time Deposits with Banks                             13.8      7.7     21.5     45.4     3.2     48.6
    Other                                                 (.5)      .2      (.3)      .1     (.1)     -
Securities
    U.S. Government                                     (26.9)      .5    (26.4)   (52.2)    3.4    (48.8)
    Obligations of States and Political Subdivisions      2.2     (2.1)      .1      (.5)   (2.2)    (2.7)
    Federal Agency                                       84.8     (4.6)    80.2     50.7     2.8     53.5
    Other                                                 1.5      1.9      3.4       .9      .3      1.2
    Trading Account                                        .2      (.1)      .1       .1       -       .1
Loans and Leases                                        100.1    (12.3)    87.8    100.1      .8    100.9
----------------------------------------------------   ------   ------   ------   ------   -----   ------
Total                                                  $183.5   $(10.0)  $173.5   $171.7   $ 8.7   $180.4
----------------------------------------------------   ------   ------   ------   ------   -----   ------
Increase (Decrease) In Interest Expense
Deposits
    Savings and Money Market                           $ 12.3   $  3.2   $ 15.5   $  8.9   $ 2.6   $ 11.5
    Savings Certificates                                  6.1     (1.2)     4.9     (1.5)    (.4)    (1.9)
    Other Time                                           (7.8)    (1.0)    (8.8)     9.2      .3      9.5
    Foreign Offices Time                                 40.1      6.5     46.6     55.2      .1     55.3
Federal Funds Purchased                                  49.6     (2.2)    47.4     (8.3)    2.8     (5.5)
Repurchase Agreements                                     (.7)     (.8)    (1.5)   (24.4)    2.7    (21.7)
Commercial Paper                                           .2      (.1)      .1      (.1)     .2       .1
Other Borrowings                                         21.8     (1.9)    19.9     44.9     3.0     47.9
Senior Notes                                              6.4      (.8)     5.6     15.6      .9     16.5
Long-term Debt                                             .7     (1.5)     (.8)     5.6     (.4)     5.2
Debt-Floating Rate Capital Securities                     2.6      (.2)     2.4     14.5       -     14.5
----------------------------------------------------   ------   ------   ------   ------   -----   ------
Total                                                  $131.3   $    -   $131.3   $119.6   $11.8   $131.4
----------------------------------------------------   ------   ------   ------   ------   -----   ------
Increase (Decrease) In Net Interest Income             $ 52.2   $(10.0)  $ 42.2   $ 52.1   $(3.1)  $ 49.0
----------------------------------------------------   ------   ------   ------   ------   -----   ------

Note: Changes not due only to volume changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

(In Millions)                         1998     1997     1996     1995     1994
----------------------------------   ------   ------   ------   ------   ------
Balance at Beginning of Year         $147.6   $148.3   $147.1   $144.8   $145.5
----------------------------------   ------   ------   ------   ------   ------
Charge-Offs
    Residential Real Estate              .8       .8       .2       .6       .1
    Commercial                          9.6     11.4      6.2      5.5      5.3
    Commercial Real Estate               .3       .7      7.4      3.6      4.1
    Personal                             .8      1.3      1.5      1.2      1.2
    Other                                .3       .2       .1       .2        -
    Lease Financing                       -        -        -        -        -
    International                         -        -       .2       .6        -
----------------------------------   ------   ------   ------   ------   ------
    Total Charge-Offs                  11.8     14.4     15.6     11.7     10.7
----------------------------------   ------   ------   ------   ------   ------
Recoveries
    Residential Real Estate              .2       .1       .2        -        -
    Commercial                           .6      2.3       .5      2.1      1.0
    Commercial Real Estate               .7      1.6      1.9      2.3      1.1
    Personal                             .3       .6       .6       .5      1.2
    Other                                 -       .1       .1       .2       .2
    Lease Financing                       -        -        -        -       .5
    International                         -        -       .5       .7        -
----------------------------------   ------   ------   ------   ------   ------
    Total Recoveries                    1.8      4.7      3.8      5.8      4.0
----------------------------------   ------   ------   ------   ------   ------
Net Charge-Offs                        10.0      9.7     11.8      5.9      6.7
Provision for Credit Losses             9.0      9.0     12.0      6.0      6.0
Reserve Related to Acquisitions          .2        -      1.0      2.2        -
----------------------------------   ------   ------   ------   ------   ------
Net Change in Reserve                   (.8)     (.7)     1.2      2.3      (.7)
----------------------------------   ------   ------   ------   ------   ------
Balance at End of Year               $146.8   $147.6   $148.3   $147.1   $144.8
----------------------------------   ------   ------   ------   ------   ------
-------------------------------------------------------------------------------


International Operations (Based on Obligor's Domicile)

     See also Note 27 titled "Business Segments and Related Information" on page 70 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.


Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)                           1998       1997       1996       1995       1994
-----------------------------------   --------   --------   --------   --------   --------
Total Assets                          $3,883.9   $3,507.7   $2,365.5   $2,282.0   $2,820.5
-----------------------------------   --------   --------   --------   --------   --------
    Time Deposits with Banks           2,827.0    2,574.5    1,699.3    1,643.7    2,063.1
    Other Money Market Assets                -         .1         .1         .1         .4
    Loans                                651.5      537.9      380.5      344.3      445.5
    Customers' Acceptance Liability         .7         .5        1.1        1.9        3.0
    Foreign Investments                   27.4       22.2       23.4       14.3       21.6
-----------------------------------   --------   --------   --------   --------   --------
Total Liabilities                     $6,815.5   $5,960.7   $4,551.2   $4,163.5   $4,089.4
-----------------------------------   --------   --------   --------   --------   --------
    Deposits                           6,640.9    5,747.2    4,435.7    3,992.2    4,010.6
    Liability on Acceptances                .7         .5        1.1        1.9        3.0
-----------------------------------   --------   --------   --------   --------   --------


Percent of International Related Average Assets and Liabilities to Total Consolidated
Average Assets
                                          1998        1997       1996        1995         1994
---------------------------------------   ----        ----       ----        ----         ----
Assets                                     14%         15%        11%         12%          16%
---------------------------------------   ----        ----       ----        ----         ----
Liabilities                                25          25         22          21           23
---------------------------------------   ----        ----       ----        ----         ----
==============================================================================================

Reserve for Credit Losses Relating to International Operations

(In Millions)                             1998        1997       1996        1995         1994
---------------------------------------   ----        ----       ----        ----         ----
Balance at Beginning of Year              $5.0        $3.6       $3.5        $4.7         $6.8
Charge-Offs                                  -           -        (.2)        (.6)           -
Recoveries                                   -           -         .5          .7            -
Provision for Credit Losses               (1.4)        1.4        (.2)       (1.3)        (2.1)
---------------------------------------   ----        ----       ----        ----         ----
Balance at End of Year                    $3.6        $5.0       $3.6        $3.5         $4.7
---------------------------------------   ----        ----       ----        ----         ----

  The Securities and Exchange Commission requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.
==============================================================================================

Distribution of International Loans and Deposits by Type

                                                              December 31
                                          ----------------------------------------------------
Loans                                     1998        1997       1996        1995         1994
--------------------------------------   ------      ------     ------      ------       ------
Commercial                               $298.3      $240.1     $226.6      $259.9       $233.8
Foreign Governments and Official
 Institutions                              84.0       115.2      118.3       103.7         72.8
Banks                                      99.3        51.2       22.8        37.3         77.0
Other                                      16.2        63.7       14.3         3.3          3.1
--------------------------------------   ------      ------     ------      ------       ------
Total                                    $497.8      $470.2     $382.0      $404.2       $386.7
--------------------------------------   ------      ------     ------      ------       ------

                                                              December 31
                                          ----------------------------------------------------
Deposits                                  1998                   1997                     1996
--------------------------------------  --------               --------                 --------
Commercial                              $5,261.0               $4,473.3                 $2,855.4
Foreign Governments and Official
 Institutions                            1,098.8                  782.1                    708.6
Banks                                      481.1                  443.4                    350.7
Other Time                                 512.3                  490.6                    276.2
Other Demand                                16.4                   11.8                     10.7
--------------------------------------  --------               --------                 --------
Total                                   $7,369.6               $6,201.2                 $4,201.6
--------------------------------------  --------               --------                 --------

                            CREDIT RISK MANAGEMENT

        For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1998:

                                                                                1998
                                                                            Annual Report
Notes to Consolidated Financial Statements                                     Page(s)
----------------------------------------------------------------            -------------
 1.     Accounting Policies
        F. Interest Risk Management Instruments.............................      50
        G. Loans and Leases.................................................      51
        H. Reserve for Credit Losses........................................      51
        L. Other Real Estate Owned..........................................      52
 5.     Loans and Leases....................................................      54
 6.     Reserve for Credit Losses...........................................      55
20.     Contingent Liabilities..............................................      63
21.     Off-Balance Sheet Financial Instruments.............................    64-66
----------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition
 and Results of Operations
----------------------------------------------------------------
Asset Quality and Credit Risk Management....................................    35-40
----------------------------------------------------------------            -------------

     In addition, the following schedules on pages 16 and 17 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

     Analysis of Reserve for Credit Losses

     Reserve for Credit Losses Relating to International Operations

     Distribution of International Loans and Deposits by Type

                      INTEREST RATE SENSITIVITY ANALYSIS

     For the discussion of interest rate sensitivity, see the section entitled "Market Risk Management" on pages 40 to 43 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

        The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, and incorporated herein by reference on page 25 of this Form 10-K.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                                          December 31
                                                                      --------------------
(In Millions)                                                           1998       1997
----------------------------------------------------------            ---------  ---------
Assets
Cash and Due from Banks                                               $ 2,184.2  $ 1,568.8
Federal Funds Sold and Securities Purchased under
 Agreements to Resell                                                   1,545.4    3,228.7
Time Deposits with Banks                                                3,264.2    2,282.4
Other Interest-Bearing                                                    184.4      104.8
Securities
  Available for Sale                                                    5,078.7    3,407.2
  Held to Maturity (Fair Value - $438.2 in 1998
   and $401.2 in 1997)                                                    426.6      385.5
----------------------------------------------------------            ---------  ---------
Total Securities                                                        5,505.3    3,792.7
----------------------------------------------------------            ---------  ---------
Loans
  Commercial and Other                                                  6,389.2    6,224.8
  Residential Mortgages                                                 2,968.5    2,810.9
----------------------------------------------------------            ---------  ---------
Total Loans and Leases (Net of unearned income - $222.1 in
 1998 and $149.8 in 1997)                                               9,357.7    9,035.7
----------------------------------------------------------            ---------  ---------
Reserve for Credit Losses                                                (111.7)    (118.2)
Buildings and Equipment                                                   260.3      235.0
Customers' Acceptance Liability                                            31.4       29.6
Trust Security Settlement Receivables                                     336.7      291.4
Other Assets                                                              746.3      734.1
----------------------------------------------------------            ---------  ---------
Total Assets                                                          $23,304.2  $21,185.0
----------------------------------------------------------            ---------  ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                $ 3,281.8  $ 2,935.4
  Savings and Money Market Deposits                                     2,524.2    2,672.1
  Savings Certificates                                                  1,281.7    1,276.7
  Other Time                                                              350.0      399.6
  Foreign Offices--Demand                                                 413.5      451.1
                 --Time                                                 6,496.2    5,619.5
----------------------------------------------------------            ---------  ---------
  Total Deposits                                                       14,347.4   13,354.4
----------------------------------------------------------            ---------  ---------
Federal Funds Purchased                                                 2,312.0      929.1
Securities Sold under Agreements to Repurchase                          2,072.6    1,057.2
Other Borrowings                                                        1,091.4    2,745.0
Senior Notes                                                              700.0      785.0
Long-Term Debt                                                            455.0      354.2
Liability on Acceptances                                                   31.4       29.6
Other Liabilities                                                         839.7      648.1
----------------------------------------------------------            ---------  ---------
  Total Liabilities                                                    21,849.5   19,902.6
----------------------------------------------------------            ---------  ---------
Stockholder's Equity
Capital Stock--Par Value $60                                              213.8      213.8
Surplus                                                                   245.3      245.3
Undivided Profits                                                         996.8      821.8
Net Unrealized Gain (Loss) on Securities Available for Sale                (1.2)       1.5
----------------------------------------------------------            ---------  ---------
  Total Stockholder's Equity                                            1,454.7    1,282.4
----------------------------------------------------------            ---------  ---------
Total Liabilities and Stockholder's Equity                            $23,304.2  $21,185.0
----------------------------------------------------------            ---------  ---------

The Northern Trust Company
Consolidated Statement of Income (unaudited)

                                                                                              For the Year Ended
                                                                                                 December 31
                                                                                       --------------------------------
(In Millions)                                                                              1998         1997       1996
------------------------------------------------------------------------------------   --------     --------     ------
Noninterest Income
 Trust Fees                                                                            $  522.9     $  456.9     $397.8
 Foreign Exchange Trading Profits                                                         103.5        104.7       58.7
 Treasury Management Fees                                                                  68.9         59.2       54.2
 Security Commissions and Trading Income                                                     .6           .9         .9
 Other Operating Income                                                                    39.6         42.0       36.8
 Investment Security Gains                                                                  1.0           .7         .4
------------------------------------------------------------------------------------   --------     --------     ------
Total Noninterest Income                                                                  736.5        664.4      548.8
------------------------------------------------------------------------------------   --------     --------     ------
Interest Income
 Loans and Leases                                                                         597.9        548.6      489.3
 Securities
    - Available for Sale                                                                  364.5        310.0      303.7
    - Held to Maturity                                                                     24.8         26.5       26.1
    - Trading Account                                                                         -            -         .1
------------------------------------------------------------------------------------   --------     --------     ------
 Total Securities                                                                         389.3        336.5      329.9
------------------------------------------------------------------------------------   --------     --------     ------
 Time Deposits with Banks                                                                 155.0        133.5       84.8
 Federal Funds Sold and Securities Purchased under Agreements to Resell and Other          83.3         71.9       36.7
------------------------------------------------------------------------------------   --------     --------     ------
Total Interest Income                                                                   1,225.5      1,090.5      940.7
------------------------------------------------------------------------------------   --------     --------     ------
Interest Expense
 Deposits                                                                                 471.0        445.3      373.6
 Federal Funds Purchased                                                                  141.0         93.3       99.0
 Securities Sold under Agreements to Repurchase                                            76.8         77.4       99.1
 Other Borrowings                                                                         130.2        107.8       60.9
 Senior Notes                                                                              36.5         30.9       14.4
 Long-Term Debt                                                                            29.0         24.4       19.5
------------------------------------------------------------------------------------   --------     --------     ------
Total Interest Expense                                                                    884.5        779.1      666.5
------------------------------------------------------------------------------------   --------     --------     ------
Net Interest Income                                                                       341.0        311.4      274.2
Provision for Credit Losses                                                                 3.0          5.6        7.4
------------------------------------------------------------------------------------   --------     --------     ------
Net Interest Income after Provision for Credit Losses                                     338.0        305.8      266.8
------------------------------------------------------------------------------------   --------     --------     ------
Income before Noninterest Expenses                                                      1,074.5        970.2      815.6
------------------------------------------------------------------------------------   --------     --------     ------
Noninterest Expenses
 Compensation                                                                             370.4        322.7      258.3
 Employee Benefits                                                                         68.3         58.0       52.3
 Occupancy Expense                                                                         46.7         45.8       45.9
 Equipment Expense                                                                         50.5         51.3       45.3
 Other Operating Expenses                                                                 154.4        143.4      131.3
------------------------------------------------------------------------------------   --------     --------     ------
Total Noninterest Expenses                                                                690.3        621.2      533.1
------------------------------------------------------------------------------------   --------     --------     ------
Income before Income Taxes                                                                384.2        349.0      282.5
Provision for Income Taxes                                                                130.6        117.4       90.5
------------------------------------------------------------------------------------   --------     --------     ------
Net Income                                                                             $  253.6     $  231.6     $192.0
------------------------------------------------------------------------------------   --------     --------     ------
Dividends Paid to the Corporation                                                      $   75.0     $   50.0     $ 80.0
------------------------------------------------------------------------------------   --------     --------     ------

Supplemental Item--Executive Officers of the Registrant

WILLIAM A. OSBORN

     Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. He held the title of President of the Corporation and the Bank from January 1994 to October 1995 and Chief Operating Officer from January 1994 through June 1995. Mr. Osborn, 51, began his career with the Bank in 1970.

BARRY G. HASTINGS

     Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. He held the title of Vice Chairman of the Corporation and the Bank from January 1994 through June 1995. Mr. Hastings, 51, began his career with the Corporation in 1974.

DAVID L. EDDY

     Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 62, joined the Bank in 1960.

JAMES J. MITCHELL

     Mr. Mitchell was appointed an Executive Vice President of the Bank in December 1987 and of the Corporation in October 1994, and is currently head of the Worldwide Operations and Technology business unit. Mr. Mitchell, 56, joined the Bank in 1964.

SHEILA A. PENROSE

     Ms. Penrose became President - C&IS of the Corporation and of the Bank in January 1998, and has served as an Executive Vice President of the Bank since November 1993 and of the Corporation since November 1994. Ms. Penrose, 53, began her career with the Corporation in 1977.

PERRY R. PERO

     Mr. Pero is Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He became a Senior Executive Vice President of the Corporation and the Bank in 1992. Mr. Pero, 59, joined the Bank in 1964.

PETER L. ROSSITER

     Mr. Rossiter has served as Executive Vice President and General Counsel of the Corporation and the Bank since 1993. He also held the title of Secretary of the Corporation and the Bank from April 1993 through November 1997 and has served as an Assistant Secretary since then. Mr. Rossiter, 50, joined the Corporation in 1992, prior to which he was a partner in the law firm of Schiff Hardin & Waite.

HARRY W. SHORT

     Mr. Short was appointed Senior Vice President and Controller of the Corporation and the Bank in October 1994. He joined the Corporation and the Bank in January 1990 and served as Senior Vice President and General Auditor. Mr. Short, 51, had been a partner in the accounting firm of KPMG Peat Marwick.

JAMES M. SNYDER

     Mr. Snyder was appointed Executive Vice President of the Corporation and the Bank in November 1996 and is currently the Chief Investment Officer. He had been a Senior Vice President of the Bank from 1991 to 1996. Mr. Snyder, 52, joined the Bank in 1969.

MARK STEVENS

     Mr. Stevens became President - PFS of the Corporation and the Bank in January 1998, and has served as an Executive Vice President of the Corporation and the Bank since February 1996. He served as Chief Executive Officer of Northern Trust Bank of Florida N.A., from 1987 to 1996. Mr. Stevens, 51, joined the Corporation in 1979.

STEPHEN B. TIMBERS

     Mr. Timbers joined Northern Trust in February 1998, when he was named President - NTGI and an Executive Vice President of the Corporation and the Bank. From January 1996 to December 1997, Mr.Timbers, 54, was President, Chief Executive Officer and Chief Investment Officer of Zurich Kemper Investments, Inc. (formerly Kemper Financial Services, Inc.), the investment adviser to the Kemper Funds and the parent organization of Zurich Investment Management, Inc. From January 1992 until January 1996, he served as President and Chief Operating Officer of Kemper Corporation.

WILLIAM S. TRUKENBROD

     Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently Chairman of the Credit Policy Committee. He had been a Senior Vice President of the Bank since 1980 and of the Corporation since 1992. Mr. Trukenbrod, 59, joined the Bank in 1962.

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

Item 2--Properties

     The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 370,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 40,000 square feet of a building at 125 South Wacker Drive in Chicago for banking operations and personal banking services. Financial services are also provided by the Bank at sixteen other Chicago metropolitan area locations, five of which are owned and eleven of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is leased by the Corporation under terms that qualify as a capital lease. In June 1997, the Bank entered into an agreement to purchase a building and adjacent land located across the street from the Chicago operations center in January 2000. The building, which is located at 840 South Canal Street and contains approximately 340,000 square feet of office space, houses the computer data center and will be used for future expansion. Prior to the purchase date, the Bank is leasing, in phases that began in November 1997, approximately two floors of this six-story building. Space for the Bank's London and Singapore Branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased.

     The Corporation's other subsidiaries operate from sixty-five locations, fourteen of which are owned and fifty-one of which are leased. Detailed information regarding the addresses of all Northern Trust's locations can be found on pages 84 and 85 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

     The facilities which are owned or leased are suitable and adequate for business needs. For additional information relating to properties and lease commitments, refer to Note 8 titled "Buildings and Equipment" and Note 9 titled "Lease Commitments" on page 55 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, which information is incorporated herein by reference.

Item 3--Legal Proceedings

     The information called for by this item is incorporated herein by reference to Note 20 titled "Contingent Liabilities" on page 63 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 4--Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

     The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on pages 80 and 81 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

     Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 60 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 6--Selected Financial Data

     The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 22 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 45 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 through 43 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 8--Financial Statements and Supplementary Data

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated herein by reference.

                                                                                                                      1998
                                                                                                                  Annual Report
For Northern Trust Corporation and Subsidiaries:                                                                     Page(s)
-------------------------------------------------------------------------------------------------------------     -------------
Consolidated Balance Sheet--December 31, 1998 and 1997.......................................................          46
Consolidated Statement of Income--Years Ended December 31, 1998, 1997 and 1996...............................          47
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996......          48
Consolidated Statement of Cash Flows--Years Ended December 31, 1998, 1997 and 1996...........................          49
-------------------------------------------------------------------------------------------------------------     -------------
For Northern Trust Corporation (Corporation Only)
-------------------------------------------------------------------------------------------------------------     -------------
Condensed Balance Sheet--December 31, 1998 and 1997..........................................................          72
Condensed Statement of Income--Years Ended December 31, 1998, 1997 and 1996..................................          72
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 1998, 1997 and 1996......          48
Condensed Statement of Cash Flows--Years Ended December 31, 1998, 1997 and 1996..............................          73
-------------------------------------------------------------------------------------------------------------     -------------
Notes to Consolidated Financial Statements...................................................................         50-73
-------------------------------------------------------------------------------------------------------------     -------------
Report of Independent Public Accountants.....................................................................          74
-------------------------------------------------------------------------------------------------------------     -------------

     The section titled "Quarterly Financial Data" on pages 80 and 81 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

     The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 2 through 6 of the Corporation's definitive 1999 Notice and Proxy Statement filed on March 15, 1999 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 1999. The information called for by Item 10 relating to Executive Officers is set forth in
Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 9 of the Corporation's definitive 1999 Notice and Proxy Statement filed on March 15, 1999 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 1999.

Item 11--Executive Compensation

     The information called for by this item is incorporated herein by reference to pages 8 and 9 and pages 12 through 23 of the Corporation's definitive 1999 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 1999.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated herein by reference to pages 10 and 11 of the Corporation's definitive 1999 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 1999.

Item 13--Certain Relationships and Related Transactions

     The information called for by this item is incorporated herein by reference to pages 8 and 9 of the Corporation's definitive 1999 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 1999.

                                   PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)-Northern Trust Corporation and Subsidiaries List of Financial Statement and Fincancial Statement Schedules

    The following financial information is set forth in Item 1 for informational purposes only:

   Financial Information of The Northern Trust Company (Bank Only):

     Unaudited Consolidated Balance Sheet-December 31, 1998 and 1997.

     Unaudited Consolidated Statement of Income-Years Ended December 31, 1998,
       1997 and 1996.

    The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by references into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1998:

   Consolidated Financial Statements of Northern Trust Corporation and
Subsidiaries:

     Consolidated Balance Sheet-December 31, 1998 and 1997.

     Consolidated Statement of Income-Years Ended December 31, 1998, 1997 and 1996.

     Consolidated Statement of Changes in Stockholders' Equity-Years Ended
       December 31, 1998, 1997 and 1996.

     Consolidated Statement of Cash Flows-Years Ended December 31, 1998,
       1997 and 1996.

    The following financial information is incorporated by reference into
Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1998:

    Financial Statements of Northern Trust Corporation (Corporation):

       Condensed Balance Sheet-December 31, 1998 and 1997.

       Condensed Statement of Income-Years Ended December 31, 1998, 1997 and 1996.

       Consolidated Statement of Changes in Stockholders' Equity-Years
         Ended December 31, 1998, 1997 and 1996.

       Condensed Statement of Cash Flows-Years Ended December 31, 1998,
         1997 and 1996.

    The Notes to Consolidated Financial Statements as of December 31, 1998, incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1998, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

    The Report of Independent Public Accountants incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1998 pertains to the consolidated financial statements and Corporation only information listed above.

    Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 14(a)3-Exhibits

    The exhibits listed on the Exhibit Index beginning on page 30 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 14(b)-Reports on Form 8-K

    In a report on Form 8-K dated October 20, 1998, Northern Trust incorporated by reference in Item 5 its October 19, 1998 press release, reporting on its earnings for the third quarter and nine months of 1998. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of the Form 8-K. In a report on Form 8-K dated November 20, 1998, Northern Trust Corporation incorporated by reference in Item 7 an amendment of its 1989 Stockholder Rights Plan and an amendment of its 1998 Stockholder Rights Plan.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 1999                           Northern Trust Corporation
                                                    (Registrant)



                                                 BY:/s/ William A. Osborn
                                                    ----------------------
                                                    William A. Osborn
                                                    Chairman of the Board and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature             Title
     ---------             -----

   /s/William A. Osborn    Chairman of the Board,
------------------------
   William A. Osborn         Chief Executive Officer and Director


  /s/ Perry R. Pero        Senior Executive Vice President
---------------------
     Perry R. Pero           and Chief Financial Officer

 /s/ Harry W. Short        Senior Vice President and Controller
---------------------
     Harry W. Short          (Chief Accounting Officer)

     Duane L. Burnham        Director
     Dolores E. Cross        Director
     Robert S. Hamada        Director
     Barry G. Hastings       Director
     Robert A. Helman        Director        BY: /s/ Peter L. Rossiter
     Arthur L. Kelly         Director            ---------------------
     Frederick A. Krehbiel   Director              Peter L. Rossiter
     William G. Mitchell     Director              Attorney-in-Fact
     Edward J. Mooney        Director
     Harold B. Smith         Director
     William D. Smithburg    Director
     Bide L. Thomas          Director





                                                            Date: March 16, 1999

                                EXHIBIT INDEX

        The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                  Exhibit Incorporated
                                                                                    By Reference to
                                                                                   Exhibit of Same Name
Exhibit                                                                             in Prior Filing*
Number        Description                                                           or Filed Herewith
-----------   -----------------------------------                                 ----------------------

(3)           Articles of Incorporation and By-laws

               (i)     Restated Certificate of Incorporation of Northern Trust
                       Corporation as amended to date ..........................           (12)

               (ii)    By-laws as amended to date...............................           (16)

(4)           Instruments Defining the Rights of Security Holders

               (i)     Form of The Northern Trust Company's Global Senior
                       Bank Note (Fixed Rate)...................................           (19)

               (ii)    Form of The Northern Trust Company's Global Senior
                       Bank Note (Floating Rate)................................           (19)

               (iii)   Form of The Northern Trust Company's Global
                       Subordinated Bank Note (Fixed Rate)......................           (19)

               (iv)    Form of The Northern Trust Company's Global
                       Subordinated Bank Note (Floating Rate)...................           (19)

               (v)     Junior Subordinated Indenture, dated as of January 1,
                       1997, between Northern Trust Corporation and The
                       First National Bank of Chicago, as Debenture
                       Trustee..................................................           (10)

(10)          Material Contracts

               (i)     Northern Trust Corporation Amended Incentive Stock Plan,
                       as amended May 20, 1986 **...............................           (2)

                       (1) Amendment dated November 1, 1996 ....................           (9)

               (ii)    Lease dated July 1, 1988 between American National Bank
                       & Trust Company of Chicago as Trustee under Trust
                       Agreement dated February 12, 1986 and known as
                       Trust No. 66603 (Landlord) and Nortrust Realty
                       Management, Inc. (Tenant)................................           (3)

               (iii)   Restated Northern Trust Employee Stock Ownership Plan,
                       dated January 1, 1989, as amended November 21, 1995
                       and April 26, 1996  .....................................           (9)

                       (1)     Amendments effective January 1, 1996 to the
                               Northern Trust Employee Stock Plan for former
                               employees of Tanglewood Bank, N.A................           (12)

                       (2)     Amendment effective September 30, 1996 to the
                               Northern Trust Employee Stock Ownership Plan
                               for certain former employees of First Chicago
                               NBD Corporation..................................           (12)

                       (3)     Amendments effective January 1, 1997 to the
                               Northern Trust Employee Stock Ownership Plan
                               for former employees of Bent Tree National
                               Bank ............................................           (12)

                       (4)     Amendment dated March 25, 1998 to the Northern
                               Trust Employee Stock Ownership Plan .............           (15)

                       (5)     Amendment effective May 14, 1998 to the Northern
                               Trust Employee Stock Ownership Plan .............           (18)

                       (6)     Amendment effective August 1, 1998 to the
                               Northern Trust Employee Stock Ownership
                               Plan ............................................           (18)

                       (7)     Amendment effective December 31, 1998 to the
                               Northern Trust Employee Stock Ownership
                               Plan ............................................        Filed Herewith


         (iv)     Trust Agreement between The Northern Trust Company and Citizens and
                  Southern Trust Company (Georgia), N.A., (predecessor of NationsBank which, effective January 1, 1998, was succeeded by U.S. Trust Company,
                  N.A.) dated January 26, 1989........................................................   (4)

                  (1)  Amendment dated February 21, 1995..............................................   (14)

                  (2)  Amendment dated January 2, 1998................................................   (15)

         (v)      Form of Note Agreement dated January 26, 1989 between ESOP Trust and each of the institutional lenders, with respect to the 8.23% Notes of
                  the ESOP Trust......................................................................   (4)

         (vi)     Implementation Agreement dated June 26, 1996 between the Registrant,
                  The Northern Trust Company, the ESOP Trust and NationsBank
                  (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company,
                  N.A. as successor Trustee)..........................................................   (8)

         (vii)    Term Loan Agreement between the ESOP Trust and the Registrant dated
                  June 28, 1996.......................................................................   (8)

         (viii)   Restated Trust Agreement dated June 18, 1996, between The Northern Trust
                  Company and Harris Trust and Savings Bank regarding the Supplemental
                  Employee Stock Ownership Plan for Employees of The Northern Trust
                  Company, the Supplemental Thrift-Incentive Plan for Employees of The
                  Northern Trust Company and the Supplemental Pension Plan for Employees
                  of The Northern Trust Company**.....................................................   (9)

         (ix)     Supplemental Employee Stock Ownership Plan for Employees of The Northern
                  Trust Company as amended and restated as of April 30, 1996**........................   (9)

         (x)      Supplemental Thrift-Incentive Plan for Employees of The Northern Trust
                  Company as amended and restated as of April 30, 1996**..............................   (9)

         (xi)     Supplemental Pension Plan for Employees of The Northern Trust Company
                  as amended and restated as of April 30, 1996**......................................   (9)

                  (1)  Amendment effective May 1, 1998................................................   (19)

         (xii)    Rights Agreement, dated as of October 17, 1989, between Northern Trust
                  Corporation and Harris Trust and Savings Bank (as succeeded by Norwest
                  Bank Minnesota, N.A. as Rights Agent effective November 10, 1997)...................   (5)

                  (1)  First Amendment to Rights Agreement dated as of September 17, 1997.............   (13)

                  (2)  Second Amendment to Rights Agreement dated as of November 18, 1997.............   (14)

                  (3)  Third Amendment to Rights Agreement dated as of July 21, 1998..................   (16)

                  (4)  Fourth Amendment to Rights Agreement dated as of November 18, 1998.............   (20)

                  (5)  Fifth Amendment to Rights Agreement dated as of February 16, 1999..............   (21)

         (xiii)   Rights Agreement, dated as of July 21, 1998, between Northern Trust
                  Corporation and Norwest Bank Minnesota, N.A.........................................   (17)

                  (1)  Amendment No. 1 to Rights Agreement dated as of November 18, 1998..............   (20)

                  (2)  Amendment No. 2 to Rights Agreement dated as of February 16, 1999..............   (21)

         (xiv)    Lease dated August 27, 1985 between American National Bank & Trust
                  Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust
                  Company (Tenant), as amended........................................................   (6)

                  (1)  First Amendment to Agreement of Lease dated August 15, 1986....................   (7)

                  (2)  Second Amendment to Agreement of Lease dated August 6, 1987....................   (7)

                  (3)  Third Amendment to Agreement of Lease dated May 20, 1988.......................   (7)

                  (4)  Fourth Amendment to Agreement of Lease dated May 1, 1990.......................   (7)

                  (5)  Fifth Amendment to Agreement of Lease dated January 12, 1995...................   (7)

                  (6)  Sixth Amendment to Agreement of Lease dated November 30, 1995..................   (7)

                  (7)  Seventh Amendment to Agreement of Lease dated February 24, 1998................   (15)

         (xv)     Lease dated July 8, 1987 between American National Bank & Trust
                  Company of Chicago as Trustee under Trust Agreement dated July 12, 1984 and known as Trust No. 61523 (Landlord) and The Northern Trust Company
                  (Tenant), as amended..............................................................     (6)

                  (1)  First Amendment to Office Lease dated October 20, 1987.......................     (11)

                  (2)  Second Amendment to Office Lease dated January 16, 1998......................     (15)

                  (3)  Third Amendment to Office Lease dated May 27, 1998...........................     (19)

         (xvi)    Amended 1992 Incentive Stock Plan**...............................................     (12)

         (xvii)   Northern Trust Corporation (1998) Management Performance Plan**...................     (18)

         (xviii)  Northern Trust Corporation (1998) Annual Performance Plan**.......................     (15)

         (xix)    Northern Trust Corporation 1997 Stock Plan for Non-Employee
                  Directors**.......................................................................  Filed Herewith

         (xx)     Northern Trust Corporation 1997 Deferred Compensation Plan
                  for Non-Employee Directors As Amended**...........................................  Filed Herewith

         (xxi)    Form of Employment Security Agreement dated March 1, 1996  (and in one case February 23, 1998) entered into between Northern Trust
                  Corporation and each of 8 executive officers - as amended**.......................     (8)

         (xxii)   Form of Employment Security Agreement dated May 21, 1996 entered
                  into between Northern Trust Corporation and each of 28 officers**.................     (8)

         (xxiii)  Form of Employment Security Agreement dated May 21, 1996 entered
                  into between Northern Trust Corporation and each of 11 officers**.................     (8)

         (xxiv)   Amended and Restated Trust Agreement of NTC Capital I,
                  dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee,
                  First Chicago Delaware, Inc., as Delaware Trustee, and the
                  Administrative Trustees named therein.............................................     (10)

         (xxv)    Guarantee Agreement, dated as of January 16, 1997, relating to
                  NTC Capital I, by and between Northern Trust Corporation, as Guarantor,
                  and The First National Bank of Chicago, as Guarantee Trustee......................     (10)

         (xxvi)   Amended and Restated Trust Agreement of NTC Capital II,
                  dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee,
                  First Chicago Delaware, Inc., as Delaware Trustee, and the
                  Administrative Trustees named therein.............................................     (12)

         (xxvii)  Guarantee Agreement, dated as of April 25, 1997, relating to
                  NTC Capital II, by and between Northern Trust Corporation, as Guarantor,
                  and The First National Bank of Chicago, as Guarantee Trustee......................     (12)

         (xxviii) Northern Trust Corporation Deferred Compensation Plan dated
                  as of May 1, 1998**...............................................................     (18)

         (xxix)   Deferred Compensation Plans Trust Agreement dated as of May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank
                  as Trustee........................................................................     (18)

         (xxx)    Agreement between Fiserv Solutions, Inc. and The Northern Trust
                  Company dated as of October 20, 1998..............................................  Filed Herewith

(13)     1998 Annual Report to Stockholders.........................................................  Filed Herewith

(21)     Subsidiaries of the Registrant.............................................................  Filed Herewith

(23)     Consent of Independent Public Accountants..................................................  Filed Herewith

(24)     Powers of Attorney.........................................................................  Filed Herewith

(27)     Financial Data Schedule....................................................................  Filed Herewith

(99)     Description of Common Stock (filed for the purpose of updating the description of Common Stock contained in the registration statement for such securities).............................................................  Filed Herewith

* Prior Filings (File No. 0-5965, except as noted)

   (1)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

   (2)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1986

   (3)  Annual Report on Form 10-K for the year ended December 31, 1988

   (4)  Form 8-K dated January 26, 1989

   (5)  Form 8-A dated October 27, 1989

   (6)  Annual Report on Form 10-K for the year ended December 31, 1990

   (7)  Annual Report on Form 10-K for the year ended December 31, 1995

   (8)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

   (9)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

  (10)  Form 8-K dated January 22, 1997

  (11)  Annual Report on Form 10-K for the year ended December 31, 1996

  (12)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

  (13)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

  (14)  Annual Report on Form 10-K for the year ended December 31, 1997

  (15)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

  (16)  Form 8-K dated July 24, 1998

  (17)  Form 8-A dated July 24, 1998

  (18)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

  (19)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

  (20)  Form 8-K dated November 20, 1998

  (21)  Form 8-K dated February 19, 1999

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