Form 10-Q
period 1999-03-31
NORTHERN TRUST CORP
filed 1999-05-14
CIK 73124

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____to_____

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

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                   111,643,477 Shares - $1.66 2/3 Par Value
            (Shares of Common Stock Outstanding on March 31, 1999)


================================================================================

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                                        NORTHERN TRUST CORPORATION
                                                                                             March 31     December 31      March 31
                                                                                             --------     -----------     ---------
($ In Millions)                                                                                  1999            1998          1998
----------------------------------------------------------------------------------------     --------     -----------     ---------
Assets
Cash and Due from Banks                                                                      $ 1,195.1      $ 2,366.0     $ 1,124.0
Federal Funds Sold and Securities Purchased under Agreements to Resell                           672.7        1,164.4       1,622.1
Time Deposits with Banks                                                                       2,633.1        3,264.7       1,844.3
Other Interest-Bearing                                                                           117.5           21.8          67.6
Securities
  Available for Sale                                                                           6,731.2        5,375.2       4,652.0
  Held to Maturity (Fair value - $488.2 at March 1999, $485.7 at December 1998,
     $500.0 at March 1998)                                                                       477.5          472.5         485.3
  Trading Account                                                                                 14.5            9.1          14.2
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Securities                                                                               7,223.2        5,856.8       5,151.5
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Loans and Leases
  Commercial and Other                                                                         8,047.2        7,761.7       7,554.5
  Residential Mortgages                                                                        5,999.3        5,885.2       5,397.7
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Loans and Leases (Net of unearned income - $230.5 at March 1999,
     $224.3 at December 1998, $147.1 at March 1998)                                           14,046.5       13,646.9      12,952.2
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Reserve for Credit Losses                                                                       (147.2)        (146.8)       (147.7)
Buildings and Equipment                                                                          346.2          340.2         327.8
Customers' Acceptance Liability                                                                   42.1           33.3          25.4
Trust Security Settlement Receivables                                                            354.2          336.7         357.3
Other Assets                                                                                   1,071.2          986.0         927.3
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Assets                                                                                 $27,554.6      $27,870.0     $24,251.8
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                       $ 3,919.5      $ 3,927.5     $ 3,626.9
  Savings and Money Market                                                                     4,638.7        4,614.7       4,305.2
  Savings Certificates                                                                         2,198.7        2,175.0       2,125.9
  Other Time                                                                                     513.5          540.2         470.5
  Foreign Offices - Demand                                                                       504.3          413.4         445.1
                  - Time                                                                       4,817.5        6,531.9       5,192.6
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Deposits                                                                                16,592.2       18,202.7      16,166.2
Federal Funds Purchased                                                                        2,048.6        2,025.1       1,312.1
Securities Sold Under Agreements to Repurchase                                                 2,843.5        2,114.9         875.8
Commercial Paper                                                                                 144.8          148.1         128.8
Other Borrowings                                                                               1,588.7        1,099.2       1,909.3
Senior Notes                                                                                     800.0          700.0         680.0
Long-Term Debt                                                                                   458.5          458.2         416.8
Debt - Floating Rate Capital Securities                                                          267.5          267.4         267.4
Liability on Acceptances                                                                          42.1           33.3          25.4
Other Liabilities                                                                                737.7          880.8         669.5
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Liabilities                                                                             25,523.6       25,929.7      22,451.3
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Stockholders' Equity
Preferred Stock                                                                                  120.0          120.0         120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at March 1999
  December 1998 and March 1998; Outstanding 111,643,477 at March 1999,
  111,214,740 at December 1998 and 111,518,993 at March 1998                                     189.9          189.9         189.9
Capital Surplus                                                                                  202.5          212.9         225.9
Retained Earnings                                                                              1,650.0        1,582.9       1,391.2
Net Unrealized Gain (Loss) on Securities Available for Sale                                        3.9            (.6)          1.9
Common Stock Issuable - Performance Plan                                                          56.3           30.4          31.5
Deferred Compensation - ESOP and Other                                                           (55.8)         (44.3)        (50.8)
Treasury Stock - (at cost, 2,317,285 shares at March 1999, 2,746,022 shares at
     December 1998, and 2,441,769 shares at March 1998)                                         (135.8)        (150.9)       (109.1)
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Stockholders' Equity                                                                     2,031.0        1,940.3       1,800.5
------------------------------------------------------------------------------------------   ---------      ---------     ---------
Total Liabilities and Stockholders' Equity                                                   $27,554.6      $27,870.0     $24,251.8
------------------------------------------------------------------------------------------   ---------      ---------     ---------

CONSOLIDATED STATEMENT OF INCOME                      NORTHERN TRUST CORPORATION

                                                                              First Quarter
                                                                              Ended March 31
                                                                       --------------------------
($ In Millions Except Per Share Information)                                  1999           1998
--------------------------------------------------------------------   -----------    -----------
Noninterest Income
   Trust Fees                                                               $224.5         $193.7
   Foreign Exchange Trading Profits                                           25.6           28.1
   Treasury Management Fees                                                   18.1           15.9
   Security Commissions and Trading Income                                     7.5            7.2
   Other Operating Income                                                     10.4           11.0
   Investment Security Gains                                                     -             .7
--------------------------------------------------------------------   -----------    -----------
Total Noninterest Income                                                     286.1          256.6
--------------------------------------------------------------------   -----------    -----------
Net Interest Income
   Interest Income                                                           370.2          357.3
   Interest Expense                                                          244.6          243.7
--------------------------------------------------------------------   -----------    -----------
Net Interest Income                                                          125.6          113.6
Provision for Credit Losses                                                     .5            4.0
--------------------------------------------------------------------   -----------    -----------
Net Interest Income after Provision for Credit Losses                        125.1          109.6
--------------------------------------------------------------------   -----------    -----------
Noninterest Expenses
   Compensation                                                              135.7          121.7
   Employee Benefits                                                          26.0           23.5
   Occupancy Expense                                                          17.7           16.9
   Equipment Expense                                                          15.6           16.5
   Other Operating Expenses                                                   71.4           57.6
--------------------------------------------------------------------   -----------    -----------
Total Noninterest Expenses                                                   266.4          236.2
--------------------------------------------------------------------   -----------    -----------
Income before Income Taxes                                                   144.8          130.0
Provision for Income Taxes                                                    49.7           45.1
--------------------------------------------------------------------   -----------    -----------
Net Income                                                                 $  95.1        $  84.9
--------------------------------------------------------------------   -----------    -----------
Net Income Applicable to Common Stock                                      $  94.0        $  83.6
--------------------------------------------------------------------   -----------    -----------
Net Income Per Common Share - Basic                                        $   .85        $   .75
                            - Diluted                                          .82            .73
--------------------------------------------------------------------   -----------    -----------
Average Number of Common Shares Outstanding - Basic                    110,821,545    110,902,111
                                            - Diluted                  115,070,383    115,055,796
--------------------------------------------------------------------   -----------    -----------


                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                                      First Quarter
                                                                                                      Ended March 31
                                                                                                 ----------------------
($ In Millions)                                                                                     1999           1998
---------------------------------------------------------------------------------------------    -------        -------
Net Income
   Other Comprehensive Income (before tax)                                                       $  95.1        $  84.9
     Unrealized Gains on Securities Available for Sale
        Unrealized Holding Gains Arising during the Period                                           7.2             .3
        Less:  Reclassification Adjustments for Gains Included in Net Income                           -            (.2)
     Income Tax Provision Related to Items of Other Comprehensive Income                            (2.7)           (.3)
---------------------------------------------------------------------------------------------    -------        -------
Other Comprehensive Income                                                                           4.5            (.2)
---------------------------------------------------------------------------------------------    -------        -------
Comprehensive Income                                                                             $  99.6        $  84.7
---------------------------------------------------------------------------------------------    -------        -------



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY NORTHERN TRUST CORPORATION

                                                                          First Quarter
                                                                         Ended March 31
                                                                    ------------------------
(In Millions)                                                            1999        1998
----------------------------------------------------------------    ------------------------
Preferred Stock
Balance at January 1 and March 31                                      $  120.0   $  120.0
----------------------------------------------------------------    ------------------------
Common Stock
Balance at January 1 and March 31                                         189.9      189.9
----------------------------------------------------------------    ------------------------
Capital Surplus
Balance at January 1                                                      212.9      225.5
Stock Issued - Incentive Plan and Awards                                  (10.4)        .4
----------------------------------------------------------------    ------------------------
Balance at March 31                                                       202.5      225.9
----------------------------------------------------------------    ------------------------
Retained Earnings
Balance at January 1                                                    1,582.9    1,330.8
Net Income                                                                 95.1       84.9
Dividend Declared - Common Stock                                          (26.8)     (23.4)
Dividends Declared - Preferred Stock                                       (1.2)      (1.1)
----------------------------------------------------------------    ------------------------
Balance at March 31                                                     1,650.0    1,391.2
----------------------------------------------------------------    ------------------------
Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1                                                        (.6)       2.1
Unrealized Gain (Loss), net                                                 4.5        (.2)
----------------------------------------------------------------    ------------------------
Balance at March 31                                                         3.9        1.9
----------------------------------------------------------------    ------------------------
Common Stock Issuable - Performance Plan
Balance at January 1                                                       30.4       11.7
Stock Issuable, net of Stock Issued                                        25.9       19.8
----------------------------------------------------------------    ------------------------
Balance at March 31                                                        56.3       31.5
----------------------------------------------------------------    ------------------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                      (44.3)     (37.5)
Compensation Deferred                                                     (14.5)     (15.4)
Compensation Amortized                                                      3.0        2.1
----------------------------------------------------------------    ------------------------
Balance at March 31                                                       (55.8)     (50.8)
----------------------------------------------------------------    ------------------------
Treasury Stock
Balance at January 1                                                     (150.9)    (103.5)
Stock Options and Awards                                                   40.6       22.7
Stock Purchased                                                           (25.5)     (28.3)
----------------------------------------------------------------    ------------------------
Balance at March 31                                                      (135.8)    (109.1)
----------------------------------------------------------------    ------------------------
Total Stockholders' Equity at March 31                                 $2,031.0   $1,800.5
----------------------------------------------------------------    ------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS                                                      NORTHERN TRUST CORPORATION

                                                                                                    First Quarter
                                                                                                    Ended March 31
                                                                                            --------------------------
(In Millions)                                                                                     1999            1998
----------------------------------------------------------------------------------------    ----------      ----------
Cash Flows from Operating Activities:
Net Income                                                                                  $     95.1      $     84.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Provision for Credit Losses                                                                       .5             4.0
  Depreciation on Buildings and Equipment                                                         14.3            13.3
  (Increase) Decrease in Interest Receivable                                                      (3.4)            8.9
  Decrease in Interest Payable                                                                    (9.6)           (4.9)
  Amortization and Accretion of Securities and Unearned Income                                   (40.6)          (75.8)
  Amortization of Software, Goodwill and Other Intangibles                                        15.5            13.3
  Net Increase in Trading Account Securities                                                      (5.4)           (5.4)
  Other Noncash, net                                                                            (192.3)           23.9
----------------------------------------------------------------------------------------    ----------      ----------
  Net Cash (Used in) Provided by Operating Activities                                           (125.9)           62.2
----------------------------------------------------------------------------------------    ----------      ----------
Cash Flows from Investing Activities:
  Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell         491.7         1,369.6
  Net Decrease in Time Deposits with Banks                                                       631.6           438.9
  Net Increase in Other Interest-Bearing Assets                                                  (95.7)          (33.1)
  Purchases of Securities-Held to Maturity                                                       (43.9)         (106.0)
  Proceeds from Maturity and Redemption of Securities-Held to Maturity                            39.4            82.7
  Purchases of Securities-Available for Sale                                                 (10,821.3)      (22,089.6)
  Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                 9,510.4        21,242.3
  Net Increase in Loans and Leases                                                              (406.2)         (363.9)
  Purchases of Buildings and Equipment                                                           (20.3)          (24.7)
  Net Increase in Trust Security Settlement Receivables                                          (17.5)          (65.9)
  Other, net                                                                                        .8            (2.4)
----------------------------------------------------------------------------------------    ----------      ----------
  Net Cash (Used in) Provided by Investing Activities                                           (731.0)          447.9
----------------------------------------------------------------------------------------    ----------      ----------
Cash Flows from Financing Activities:
  Net Decrease in Deposits                                                                    (1,610.5)         (193.8)
  Net Increase in Federal Funds Purchased                                                         23.5           490.9
  Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                      728.6          (263.9)
  Net Decrease in Commercial Paper                                                                (3.3)          (18.0)
  Net Increase (Decrease) in Short-Term Other Borrowings                                         425.8          (939.4)
  Proceeds from Term Federal Funds Purchased                                                   2,555.3           184.0
  Repayments of Term Federal Funds Purchased                                                  (2,491.6)         (211.9)
  Proceeds from Senior Notes & Long-Term Debt                                                    100.4               -
  Repayments on Senior Notes & Long-Term Debt                                                        -          (128.0)
  Treasury Stock Purchased                                                                       (25.5)          (28.3)
  Net Proceeds from Stock Options                                                                  9.6             4.9
  Cash Dividends Paid on Common and Preferred Stock                                              (28.0)          (24.4)
  Other, net                                                                                       1.7             2.9
----------------------------------------------------------------------------------------    ----------      ----------
  Net Cash Used in Financing Activities                                                         (314.0)       (1,125.0)
----------------------------------------------------------------------------------------    ----------      ----------
  Decrease in Cash and Due from Banks                                                         (1,170.9)         (614.9)
  Cash and Due from Banks at Beginning of Year                                                 2,366.0         1,738.9
----------------------------------------------------------------------------------------    ----------      ----------
Cash and Due from Banks at March 31                                                         $  1,195.1      $  1,124.0
----------------------------------------------------------------------------------------    ----------      ----------
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                                                             $    254.1      $    248.6
  Income Taxes Received                                                                          (16.3)           (3.1)
----------------------------------------------------------------------------------------    ----------      ----------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 1999 and 1998 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.


2. Securities - The following table summarizes the book and fair values of securities.

                                       March 31, 1999              December 31, 1998               March 31, 1998
                            -----------------------------------------------------------------------------------------
                                     Book         Fair             Book         Fair             Book         Fair
(In Millions)                        Value        Value            Value        Value            Value        Value
---------------------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government                $   55.5     $   55.5         $   55.3     $   55.4         $   83.1     $   83.1
    Obligations of States
     and Political Subdivisions       254.1        267.2            261.8        277.2            263.9        280.5

    Federal Agency                      2.0          2.0              3.0          3.0              8.0          8.0
    Other                             165.9        163.5            152.4        150.1            130.3        128.4
---------------------------------------------------------------------------------------------------------------------
Subtotal                              477.5        488.2            472.5        485.7            485.3        500.0
---------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                   249.2        249.2            260.0        260.0            312.6        312.6
    Obligations of States
     and Political Subdivisions       263.6        263.6            266.1        266.1            169.7        169.7
    Federal Agency                  6,099.0      6,099.0          4,695.4      4,695.4          4,027.3      4,027.3
    Preferred Stock                   101.5        101.5            135.4        135.4            112.5        112.5
    Other                              17.9         17.9             18.3         18.3             29.9         29.9
---------------------------------------------------------------------------------------------------------------------
Subtotal                            6,731.2      6,731.2          5,375.2      5,375.2          4,652.0      4,652.0
---------------------------------------------------------------------------------------------------------------------
Trading Account                        14.5         14.5              9.1          9.1             14.2         14.2
---------------------------------------------------------------------------------------------------------------------
Total Securities                   $7,223.2     $7,233.9         $5,856.8     $5,870.0         $5,151.5     $5,166.2
---------------------------------------------------------------------------------------------------------------------


Reconciliation of Book Values to Fair Values of
Securities Held to Maturity
                                                                               March 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                                              Gross Unrealized
                                                           Book        ---------------------------          Fair
(In Millions)                                             Value            Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                           $ 55.5          $ --           $   --         $    5.5
Obligations of States and Political Subdivisions           254.1           13.6               .5           267.2
Federal Agency                                               2.0            --               --              2.0
Other                                                      165.9            --               2.4           163.5
-----------------------------------------------------------------------------------------------------------------
Total                                                     $477.5          $13.6          $   2.9        $  488.2
-----------------------------------------------------------------------------------------------------------------


Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale
                                                                           March 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                                             Gross Unrealized
                                                        Amortized      ---------------------------         Fair
(In Millions)                                              Cost            Gains          Losses           Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                         $  248.8          $  .4          $  --          $  249.2
Obligations of States and Political Subdivisions           256.1            7.8              .3            263.6
Federal Agency                                           6,099.6            2.5             3.1          6,099.0
Preferred Stock                                            101.2             .3             --             101.5
Other                                                       18.5            --               .6             17.9
-----------------------------------------------------------------------------------------------------------------
Total                                                   $6,724.2          $11.0          $  4.0         $6,731.2
-----------------------------------------------------------------------------------------------------------------


Unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled $5.1 million and $5.9 million respectively, as of March 31, 1999. At March 31, 1999, stockholders' equity included a credit of $3.9 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $7.2 billion on March 31, 1999, $5.6 billion on December 31, 1998 and $5.2 billion on March 31, 1998.


4. Contingent Liabilities - Standby letters of credit outstanding were $1.6 billion on March 31, 1999, December 31, 1998 and March 31, 1998.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)                          March 31, 1999           December 31, 1998                 March 31, 1998
----------------------------------------------------------------------------------------------------------------
Domestic
   Residential Real Estate                  $ 5,999.3                   $ 5,885.2                      $ 5,397.7
   Commercial                                 4,402.9                     3,937.9                        3,750.7
   Broker                                       136.9                       147.6                          238.2
   Commercial Real Estate                       663.6                       677.1                          588.1
   Personal                                   1,284.7                     1,463.4                        1,183.5
   Other                                        554.2                       509.6                          802.7
   Lease Financing                              536.8                       528.3                          342.5
----------------------------------------------------------------------------------------------------------------
Total Domestic                               13,578.4                    13,149.1                       12,303.4
International                                   468.1                       497.8                          648.8
----------------------------------------------------------------------------------------------------------------
Total Loans and Leases                      $14,046.5                   $13,646.9                      $12,952.2
----------------------------------------------------------------------------------------------------------------

At March 31, 1999, other domestic and international loans included $659.6 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $592.6 million at December 31, 1998 and $946.8 million at March 31, 1998.

At March 31, 1999, nonperforming loans totaled $30.2 million. Included in this amount were loans with a recorded investment of $29.0 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $5.2 million had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $23.8 million had an allocated reserve of $11.7 million. For the first quarter of 1999, the total recorded investment in impaired loans averaged $26.7 million. Total interest income recorded on impaired loans for the quarter ended March 31, 1999 was $105 thousand.

At March 31, 1998, nonperforming loans totaled $36.2 million and included $34.4 million of impaired loans. Of these impaired loans, $6.5 million had no reserve allocation while $27.9 million had an allocated reserve of $6.4 million. Impaired loans for the first quarter of 1998 averaged $36.9 million with $25 thousand of interest income recognized.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

                                                            Three Months
                                                           Ended March 31
                                                      -----------------------
(In Millions)                                          1999            1998
-----------------------------------------------------------------------------
Balance at Beginning of Period                        $146.8          $147.6
Charge-Offs
   Commercial Real Estate                                                (.2)
   Other                                                 (.4)           (4.5)
   International
-----------------------------------------------------------------------------
Total Charge-Offs                                        (.4)           (4.7)
-----------------------------------------------------------------------------
Recoveries                                                .3              .8
-----------------------------------------------------------------------------
Net Charge-Offs                                          (.1)           (3.9)
Provision for Credit Losses                               .5             4.0
Reserve Related to Acquisitions
-----------------------------------------------------------------------------
Balance at End of Period                              $147.2          $147.7
-----------------------------------------------------------------------------


The reserve for credit losses represents management's estimate of probable inherent losses which have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures.

The result is a reserve with the following components:

Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust's credit exposures based on internal credit ratings. These loss factors are primarily based on management's judgment concerning the effect of the business cycle on the creditworthiness of Northern Trust's borrowers, as well as historical charge-off experience.

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

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

                                                      First Quarter
                                                      Ended March 31
                                               ----------------------------
($ In Millions Except Per Share Information)       1999            1998
---------------------------------------------------------------------------
Basic Net Income Per Common Share:
Net Income                                            $95.1           $84.9
Less: Dividends on Preferred Stock                     (1.1)           (1.3)
---------------------------------------------------------------------------
Net Income Applicable to Common Stock                 $94.0           $83.6
Average Number of Common Shares Outstanding     110,821,545     110,902,111
Basic Net Income Per Common Share                      $.85            $.75

Diluted Net Income Per Common Share:
Net Income Applicable to Common Stock                 $94.0           $83.6
---------------------------------------------------------------------------
Average Number of Common Shares Outstanding     110,821,545     110,902,111
Plus Dilutive Potential Common Shares:
    Stock Options                                 3,228,940       3,305,992
    Performance Shares                              680,451         537,505
    Other                                           339,447         310,188
---------------------------------------------------------------------------
Average Common and Potential Common Shares      115,070,383     115,055,796
Diluted Net Income Per Common Share                    $.82            $.73
---------------------------------------------------------------------------

8. Accounting Standards Pronouncements -- On January 1, 1999, Northern Trust adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain external and internal costs of computer software developed or obtained for internal use. Salary and benefit costs totaling $2.8 million were capitalized in the first quarter as a result of adopting SOP 98-1.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

A company may elect to implement SFAS No. 133 at the start of any quarter beginning with the third quarter of 1998, but must adopt the new statement by January 1, 2000. SFAS No. 133 cannot be applied retroactively.

Northern Trust plans to adopt the new statement on January 1, 2000. The accounting requirements of this statement are complex and the Financial Accounting Standards Board is in the process of responding to several significant interpretation requests. Northern Trust has concluded that certain of its present hedge strategies, including those used to manage fixed interest rate risk in its loan portfolio, are not likely to qualify for the special accounting treatment contemplated by SFAS No. 133. Accordingly, management is evaluating various alternatives for managing interest rate risk which may include adjustments to hedge strategies, termination of certain swap contracts, sale of fixed rate assets and issuance of longer-term fixed rate liabilities, and would expect to implement one or more of these alternatives prior to or in connection with the adoption of SFAS No. 133. Until the interpretive issues referred to above are addressed and these alternatives fully evaluated by management, it is not possible to quantify the actual impact that this statement will have on the earnings and financial position of Northern Trust.

9. Acquisition - On May 15, 1998, Northern Trust Corporation completed the acquisition of Trustbank Financial Corp., parent company of Trust Bank of Colorado, for approximately $15 million in cash. The transaction was recorded under the purchase method of accounting. Included in the acquisition cost was $10.4 million of goodwill which is being amortized over fifteen years.

10.  Business Segments

The table on page 17 reflecting the earnings contribution of Northern Trust's business segments for the three months ended March 31, 1999 and 1998 is incorporated by reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER EARNINGS HIGHLIGHTS

Net income increased 12% to a record $95.1 million from the $84.9 million earned in the first quarter of last year. Net income per common share on a diluted basis also increased 12% to a record $.82 for the first quarter, up from $.73 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 20.62% versus 20.73% reported last year, and an annualized return on average assets (ROA) of 1.31% versus 1.32% in 1998. Trust fees grew by 16% and continue to represent the key driver of revenue growth. The 12% earnings per share growth and 20.62% ROE exceeded Northern Trust's strategic financial targets, while the productivity ratio of 158% was slightly below the corporate goal of 160%.

Noninterest Income

Noninterest income increased 11% and totaled $286.1 million for the quarter, accounting for 68% of total taxable equivalent revenue. Trust fees of $224.5 million increased 16% or $30.8 million over the like period of 1998, and represented 78% of noninterest income and 53% of total taxable equivalent revenue. This fee growth was driven by strong new business and higher market values of trust assets administered. Trust assets under administration increased 12% from a year ago and totaled $1.3 trillion at March 31, 1999. Trust assets under the management of Northern Trust also grew 12% from the prior year and totaled $242.7 billion at March 31, 1999. At December 31, 1998, trust assets under administration totaled $1.26 trillion with $236.0 billion under management.

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based trust fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as trust fee income. Therefore, market value or other changes in a portfolio's size do not typically have a proportionate impact on the level of trust fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Trust fees from Personal Financial Services (PFS) increased 20% from the prior year level of $91.8 million and totaled $110.6 million for the first quarter, reflecting strong new business throughout Northern Trust's national PFS network and favorable equity markets. All states recorded double-digit increases in trust fees, with Florida, Arizona and Texas each up over 20%. The Wealth Management Group also had excellent performance, with trust fees increasing 25%. Wealth Management now administers $39.2 billion for significant family asset pools nationwide, up 26% from last year. Total personal trust assets under administration increased $20.1 billion from the prior year and $4.4 billion since December 31, 1998, and totaled $125.6 billion at March 31, 1999. Of the personal trust assets under administration, $75.8 billion is managed by Northern Trust compared to $64.9 billion one year ago and $73.4 billion at December 31, 1998. Net recurring PFS new business sold through March 31, 1999 and expected to transition throughout the year was $15.0 million in annualized trust fees. In comparison, net recurring new business for all of 1998 was $40 million.

With expansion in Indian Wells, California and entry into Grand Rapids, Michigan in 1999, Northern Trust's network of Personal Financial Services offices now includes 69 locations in seven states. Several additional offices are expected to open during the remainder of 1999.

Trust fees from Corporate & Institutional Services (C&IS) increased 12% in the quarter and totaled $113.9 million compared to $101.9 million in the year-ago quarter, reflecting strong new business. C&IS trust fees are derived from a full range of custody, investment, advisory and recordkeeping services rendered to retirement and other asset pools of corporate and institutional clients worldwide. Although all of these services contributed to the first quarter fee growth, nearly 60% of the increase was a result of very strong securities lending fees, which increased 39% or $7.1 million to $25.0 million primarily as a result of new business, increased spreads for both domestic and international securities and favorable equity markets. Excellent new business results drove fees generated by Northern Trust Retirement Consulting, LLC up 31% or $2.4 million compared to last year's first quarter. Fees from investment products increased $2.2 million to $33.6 million while custody fees increased modestly.

Total C&IS trust assets under administration increased to $1.17 trillion at March 31, 1999, up 11% from March 31, 1998 and 3% from December 31, 1998. Of the C&IS trust assets under administration, $166.9 billion is managed by Northern Trust, up 10% from March 31, 1998. Trust assets under administration included approximately $207 billion of global custody assets.

Net new C&IS business sold in the first quarter and expected to transition during the year was $14.9 million in annualized trust fees. In comparison, net new business sold for all of 1998 was $70 million.

Foreign exchange trading profits were $25.6 million compared to $28.1 million in the first quarter of the prior year. First quarter foreign exchange activity was impacted by a lower level of custody-related foreign exchange transactions, reflecting in particular the end of trading among the 11 European currencies that became convertible at fixed rates into the euro effective January 1, 1999.

Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 6% from the first quarter of 1998 to $24.8 million, reflecting the continued growth in business from both new and existing clients. The fee portion of these revenues accrued in the quarter was $18.1 million, up 14% from $15.9 million in the comparable quarter last year.

Security commissions and trading income of $7.5 million were up 5% from a year ago. This reflects a 21% increase in brokerage commissions at Northern Trust Securities, Inc. offset in part by the absence of futures commissions resulting from Northern Trust's exit from the futures business in the middle of last year. Other operating income was $10.4 million for the first quarter compared with $11.0 million in the same period of last year, reflecting primarily a reduction in trust deposit-related fee income.

Net Interest Income

Net interest income for the quarter totaled $125.6 million, 11% higher than the $113.6 million reported in the first quarter of 1998. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $134.5 million, up 10% from the $122.0 million reported in 1998. The increase in net interest income reflects 12% growth in average earning asset levels and higher levels of noninterest-related funds. The net interest margin declined to 2.07% from 2.11% reported in the year-ago quarter. The slight decline in the net interest margin is largely attributable to the growth in short-term, low margin assets.

Earning assets for the first quarter averaged $26.3 billion, up 12% from the $23.4 billion average for the same quarter of 1998. The $2.9 billion growth in average earning assets was concentrated in the loan portfolio which increased 11% to average $14.1 billion and in money market assets which increased 35% to $4.7 billion. Securities averaged $7.5 billion in the quarter, up a modest 4% from last year as Northern Trust invested assets more heavily in money market assets rather than short-term government securities in order to maximize after-tax yields.

The loan growth was concentrated within the domestic portfolio which increased $1.4 billion to average $13.5 billion, while international loans decreased 16%. Residential mortgage loans accounted for nearly one-half of the domestic growth, increasing 13% to average $5.9 billion for the quarter, comprising 43% of the total loan portfolio. Commercial and industrial loans averaged $4.4 billion during the first quarter compared to $3.9 billion in the prior year quarter.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $13.3 billion, up 8% or $1.0 billion from the first quarter of 1998. This growth came principally from savings and money market deposits (up $469 million) and foreign office time deposits (up $420 million). The increase in foreign office time deposits resulted primarily from continued growth in global custody activity. Other interest-related funds grew 23% or $1.7 billion resulting predominantly from higher levels of federal funds purchased and securities sold under agreements to repurchase in support of the growth in money market assets. Noninterest-related funds increased 4% to average $3.7 billion, due to growth in common stockholders' equity resulting from retained earnings.

Provision for Credit Losses

The provision for credit losses of $.5 million in the first quarter was $3.5 million below the comparable quarter in 1998. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section.

Noninterest Expenses

Noninterest expenses totaled $266.4 million for the quarter, an increase of 13% or $30.2 million from the $236.2 million in the year-ago quarter. Approximately 55% of the increase in expenses related to salaries, incentives and employee benefits. In addition, the expense growth reflects costs associated with technology investments, business promotion, and expansion of the PFS office network.

Compensation and benefits, which represent 61% of total noninterest expenses, increased to $161.7 million from $145.2 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and higher performance-based incentives. These increases were partially offset by staff reductions, resulting from the outsourcing of the Northern Trust's Illinois check processing activities at year-end 1998, Northern Trust's exit from the futures business in the middle of 1998, and the capitalization of salary costs associated with the development of software in accordance with SOP 98-1 (as described in Note 8). Staff levels increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at

March 31, 1999 totaled 8,043, up 5% from 7,672 at March 31, 1998. Staff levels would have been approximately 9% higher than a year ago had the Northern
Trust not outsourced the Illinois check processing. Higher performance-based compensation is principally attributable to increased accruals for incentive plans, as a result of new business and strong corporate performance, and for stock-based compensation plans.

Net occupancy expense totaled $17.7 million, up 5% from $16.9 million in the first quarter of 1998, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. The principal components of the increase were higher net rental costs, building maintenance and depreciation, lease operating and utility expense.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $15.6 million, down 5% from the $16.5 million reported in the first quarter of 1998. The decrease from the previous year resulted primarily from a reduction in equipment rental costs and related maintenance, brought about by the termination of certain leases associated with the relocation of the computer data facility during 1998. Partially offsetting this decline were higher levels of depreciation of computer hardware and equipment.

Other operating expenses in the quarter totaled $71.4 million compared to $57.6 million last year. Professional services associated with the outsourcing of check processing increased other operating expenses by $4.0 million. Higher 1999 expense levels also reflect continued investment in technology, expansion of the personal trust and banking office network, and higher operating expenses necessary to support business growth. The expense categories most affected were business development, contract data processing, telecommunications charges, amortization of software, and costs associated with processing errors and legal claims.

The components of other operating expenses were as follows:

                                                                      First Quarter
                                                                     Ended March 31
                                                             -----------------------------
(In Millions)                                                  1999                1998
------------------------------------------------------------------------------------------
Business Development                                          $ 9.5               $ 8.1
Purchased Professional Services                                26.9                20.2
Telecommunications                                              4.3                 3.4
Postage and Supplies                                            6.8                 6.1
Software Amortization                                          11.9                10.0
Goodwill and Other Intangibles Amortization                     3.6                 3.3
Other Expense                                                   8.4                 6.5
------------------------------------------------------------------------------------------
Total Other Operating Expenses                                $71.4               $57.6
------------------------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $49.7 million for the first quarter compared with $45.1 million in the year-ago quarter. The higher tax provision in 1999 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate was 34.3% for 1999 and 34.7% for 1998.

BUSINESS SEGMENTS

The following table reflects the earnings contribution of Northern Trust's business segments for the three months ended March 31, 1999 and 1998.


                                      Corporate and               Personal
                                      Institutional              Financial              Treasury and
                                         Services                 Services                  Other                Consolidated
--------------------------------------------------------------------------------------------------------------------------------
($ in Millions)                      1999        1998        1999         1998         1999       1998        1999        1998
--------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                     $   113.9   $   101.9   $   110.6       $   91.8   $     -    $    -     $   224.5   $   193.7
   Other                               48.5        48.6        12.7           12.8         .4        1.5        61.6        62.9
Net Interest Income after
   Provision for Credit Losses*        42.7        32.3        87.2           80.9        4.1        4.8       134.0       118.0
Noninterest Expenses                  126.9       118.4       127.8          107.3       11.7       10.5       266.4       236.2
Income before Income Taxes*            78.2        64.4        82.7           78.2       (7.2)      (4.2)      153.7       138.4
Provision for Income Taxes*            30.7        25.3        32.9           31.0       (5.0)      (2.8)       58.6        53.5
--------------------------------------------------------------------------------------------------------------------------------
Net Income                        $    47.5   $    39.1   $    49.8       $   47.2   $   (2.2)  $   (1.4)  $    95.1   $    84.9
--------------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                          50%         46%         52%            56%       (2)%       (2)%        100%        100%
--------------------------------------------------------------------------------------------------------------------------------
Average Assets                    $12,603.2   $11,143.4   $10,967.5       $9,564.1   $5,809.6   $5,298.4   $29,380.3   $26,005.9
--------------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $8.9 million for 1999 and $8.4 million for 1998.
Note: Certain reclassifications have been made to 1998 financial information to conform to the current year's presentation.

Corporate and Institutional Services

Noninterest Income increased 8% from $150.5 million in the first quarter of 1998 to $162.4 million in the first quarter of 1999. Trust fees reflecting strong new business growth increased 12% to $113.9 million in the current quarter compared to $101.9 million in last year's first quarter. Other income remained relatively unchanged at $48.5 million in the current quarter.

Net interest income after provision for credit losses increased 32% from $32.3 million in last year's first quarter to $42.7 million in the current quarter reflecting an 11% increase in earning assets and an increase in the net interest margin to 1.64% from 1.50% a year ago.

Noninterest expenses were up 7% to $126.9 million in the current quarter due primarily to staff growth and increased expense allocations for product and administrative support.

Personal Financial Services

Noninterest income increased 18% from $104.6 million in last year's first quarter to $123.3 million in the current quarter due mainly to a 20% increase in trust fees which totaled $110.6 million in the current quarter resulting primarily from strong new business growth and favorable equity markets. Other income decreased slightly from $12.8 million in last year's first quarter to $12.7 million in the current quarter.

Net interest income after provision for credit losses increased 8% to $87.2 million in the current quarter due primarily to a $1.2 billion increase in average loan volume.

Noninterest expenses increased 19% from $107.3 million in the last year's first quarter to $127.8 million in the current quarter. Approximately 51% of the increase related to salaries, incentives and employee benefits, which was driven by staff growth and performance-based incentive plans, and 25% to expense allocations for product and administrative support. Business promotion costs increased 30% as PFS expanded its advertising and special client programs.

Treasury and Other

The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. "Other" corporate income and expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. The first quarter results of Treasury and Other reflect a higher level of net interest income generated by the Treasury Department which was more than offset by increased corporate level interest expense and compensation costs.

YEAR 2000 PROJECT

Remediation Status. As of March 31, 1999, Northern Trust had completed Year 2000 renovation and validation for all mission critical information technology systems, including those provided by third parties. For approximately 98% of these, Northern Trust had also completed the implementation stage, in which systems or applications are returned to production after the review of test results. Implementation of all of the remaining systems is expected by June 30, 1999, except for one system where a decision will be made in the second quarter whether to proceed with plans to convert to an already-validated third-party system or renovate the existing system. In measuring the progress of this work, Northern Trust has used an inclusive definition of "mission critical" items, with approximately 90% of Northern Trust's core applications included in this category. With respect to non-mission critical applications, including non-critical desktop software, Northern Trust's target for substantial completion of Year 2000 work is June 1999.

Northern Trust has also commenced integration testing, which will continue through 1999. This testing is designed to assure that logically related systems work with each other and that each system can run on compliant versions of hardware and operating system software. During this period, Northern Trust is also using recently-developed, automated audit tools to determine whether any additional changes to already-renovated code are needed.

In addition to its Year 2000 work on systems and applications, Northern Trust through its Business Issues Task Force has coordinated a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that the equipment will function in the Year 2000 or determine that remediation or alternate plans will be needed. The assessment phase of this task has been completed. Renovation, validation and implementation have been completed for most of the mission critical equipment identified as needing renovation, although Northern Trust continues to review documentation furnished by vendors of some equipment used outside Illinois. Employee access systems in Northern Trust's Chicago complex and New York offices are scheduled to be replaced with Year 2000 ready systems by the end of the third quarter. Contingency plans are also being developed for Northern Trust's important locations, to allow critical functions to continue in the event of infrastructure problems.

Credit and Other Year 2000 Readiness Reviews. As part of its credit analysis process, Northern Trust has developed and implemented a project plan for assessing the Year 2000 readiness of its significant credit clients. Northern Trust completed its initial assessment of Year 2000 readiness for these clients in 1998 and, as of April 30, 1999, had received responses from approximately 50% of the clients contacted in a second round of inquiries. Northern Trust's Year 2000 readiness review process is intended to screen for clients with more than moderate Year 2000 risk so that these clients can be reviewed more closely and their progress more frequently monitored. The responses received as of April 30, together with publicly-available information evaluated, has led Northern Trust to assign more than moderate Year 2000 risk ratings to credit clients with approximately $85 million in outstanding loans. The ratings reflect some postponements since December 31, 1998 in clients' announced Year 2000 remediation deadlines, which can result in a higher risk rating, as well as other issues identified in the readiness review, including issues relating to credit clients' progress in contingency planning and use of third-party reviews. Problems encountered by a borrower in developing or executing a Year 2000 strategy are considered as part of the overall risk assessment. As part of its continuing assessment process, Northern Trust expects to take action, which may include additional credit loss provisions, if appropriate in light of its evaluation of clients' overall risk profiles.

In addition, as part of its fiduciary activities, Northern Trust has developed and is implementing a plan for taking the Year 2000 issue into consideration in evaluating investment portfolios, and a plan to evaluate and deal with the Year 2000 issues presented by other types of property held in trust. Northern Trust has also contacted clients to explain its Year 2000 Program and will continue these communications throughout the year.

Suppliers and other Third-Party Reviews. The Business Issues Task Force is monitoring programs to contact important vendors and suppliers to verify their Year 2000 readiness. Northern Trust has evaluated the risk posed by each supplier based on its criticality, its responses to inquiries about Year 2000 readiness and, where applicable, test results furnished. This evaluation is being used in the contingency planning process described later.

During 1998, Northern Trust completed on-site, Year 2000 due diligence visits with subcustodians who account for most of Northern Trust's global securities processing -- approximately 95% as measured by market value of holdings and 88% as measured by current transaction volume. Northern Trust has conducted additional reviews by teleconference, and some of the on-site reviews in effect covered more than the location visited because the subcustodian reviewed acts in several markets. Reviews conducted by these methods have covered approximately 99.9% of both transaction volume and market value of holdings. The great majority of these subcustodians appear to be making adequate progress, although Northern Trust has transitioned its business to another subcustodian in one market as a result of concerns that included Year 2000 issues. Northern Trust is a member of the Steering Committee of Custody 2000, a working group within the Global 2000 Coordinating Group of financial institutions around the world which is facilitating Year 2000 testing between global custodians and their subcustodians. Northern Trust will continue to monitor subcustodians' Year 2000 work throughout the year and develop contingency plans, which will include moving to another subcustodian where necessary and feasible.

Northern Trust also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses, as do other financial services providers in similar businesses. Testing with these organizations has been completed. Northern Trust has also participated in the securities industry-wide testing sponsored by the Securities Industry Association Asset Managers Forum.

Northern Trust also plans to test for certain key dates in the new century with other critical third party service providers, although it may be necessary to rely on proxy testing in some cases. The majority of this work is expected to be done in the first half of 1999.

Client Testing. Northern Trust will offer testing opportunities to its clients for some of its products and services. In appropriate circumstances, Northern Trust will make available testing documentation, including test results, to clients instead of conducting actual tests. Northern Trust has furnished a Client Testing Catalog to its corporate and institutional clients, describing plans for client testing.

Contingency Planning. Although Northern Trust is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. It is also possible that there will be unanticipated problems with systems Northern Trust has renovated and tested. Northern Trust has not tried to predict the severity of the various malfunctions that may occur, alone or in combination with other external or internal problems. Instead, Northern Trust is developing contingency plans, where practical, to provide alternatives in situations where an entity furnishing a critical product or service, or with which Northern Trust has another business relationship critical to its operations, experiences significant Year 2000 difficulties that will affect Northern Trust or where internal problems develop.

The contingency planning process focuses on Northern Trust's critical functions, such as securities processing, investment and trading, money movement, cash services, client servicing and balance sheet and liquidity management. In each area, the process identifies various Year 2000 failure scenarios that could threaten these functions, and then identifies where practicable alternative methods to perform the function or other strategies to mitigate the effect of the failure. Contingency planning is now a principal focus of Northern Trust's Year 2000 work. The basic Year 2000 contingency plans are expected to be developed by the end of the second quarter, with testing and refinement to continue into the third quarter.

The Year 2000 contingency planning effort builds on Northern Trust's existing business continuity plans and recovery capabilities. These include or are expected to include synchronous mirroring of data processed at the main data center in Chicago at a nearby back-up site, as well as a contract for remote hotsite recovery in the event of a regional problem; a redundant, alternate-site backup for wire transfer functions; independent linkages with major securities depositories; and the use of standby power generators for the Chicago data center and wire transfer functions, for Northern Trust's London Branch and for Northern Trust Retirement Consulting LLC. In developing Year 2000 contingency plans for managing balance sheet and liquidity risk, Northern Trust is likewise building on existing plans for dealing with market or other developments that could create funding and liquidity issues. The Year 2000 contingency plans call for restructuring the shorter-term portion of the balance sheet to increase liquidity as year-end approaches; developing alternative sources of funding to meet unusual needs should they occur; and positioning Northern Trust's banking subsidiaries to be able to respond to unusual client demands near and over the year-end.

In order to provide as stable an environment as possible going into the new year, Northern Trust has imposed a systems moratorium commencing September 20, 1999, after which no programming changes may be made without the specific approval of the head of Worldwide Technology and the Year 2000 Project Manager. Northern Trust is also developing event management plans for the period from late December 1999 through early January 2000, refining existing models for managing information flow, communication processes and decision-making. A Steering Committee consisting of the Corporation's Management Committee and key Year 2000 Project Team members will be available to provide on-site strategic decisions and direction, and key staff members will be in critical offices over the Year 2000 weekend to monitor the rollover. Systems analysts and operations personnel will also be conducting systems and data validation throughout the Year 2000 weekend, and backup personnel in all key areas will be on standby in the event they are needed.

Expense. The estimated total expense for Northern Trust's Year 2000 renovation project is $35 million. This estimate includes the cost of purchasing licenses for software programming tools, the cost of the time of internal staff in Worldwide Technology, the cost of consultants and $6.0 million of accelerated purchases of equipment necessary to support contingency plans and Year 2000 testing. The estimate does not include the time that internal staff in user departments are devoting to testing programming changes, although this testing is not believed to have added nor expected to add significant incremental costs.

These Year 2000 costs have been and are expected to be expensed as incurred, except that the costs for equipment supporting contingency plans and testing is being amortized over its useful life in accordance with Northern Trust's accounting policies. As of March 31, 1999, $26.4 million of the estimated $35 million of project costs have been incurred. $4.8 million of costs were incurred in the first quarter of 1999, of which $2.9 million related to capitalized equipment purchases. The remaining costs are expected to be incurred fairly evenly through the first quarter of 2000. Of the total Worldwide Technology Group expenses (excluding depreciation and amortization) for 1997, 1998 and 1999, it is estimated that 12% to 14% will be for Year 2000 renovation costs, or less than 1.5% of Northern Trust's anticipated aggregate noninterest expenses for those years. Although the priority given to Year 2000 work may result in extending the time for completing some other technology projects, these delays are not expected to have a material effect on Northern Trust's business.

Potential Risks. Northern Trust recognizes the importance of successfully completing all aspects of the Year 2000 Project. Northern Trust data processing software and hardware provide essential support to virtually all of its businesses. Failure to complete Year 2000 renovation of the critical systems used by Northern Trust thoroughly and on a timely basis could have a materially adverse effect on its operations and financial performance, as could Year 2000 problems experienced by others on whom Northern Trust relies or with whom it otherwise does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Northern Trust's remediation efforts or the efforts of those with whom it does business not be successful and Northern Trust's contingency plans fail to avoid or mitigate the resulting problems. The issue is of such magnitude, however, that these costs could be quite material. Failure to make satisfactory progress toward Year 2000 readiness or to take other agency-mandated steps could also result in action by state or federal regulators that could adversely affect Northern Trust's business.

BALANCE SHEET

Total assets at March 31, 1999 were $27.6 billion and averaged $29.4 billion for the first quarter, up 13% from last year's average of $26.0 billion. Due to strong demand for credit, loans and leases grew to $14.0 billion at March 31, 1999, and averaged $14.1 billion for the quarter. This compares with $13.0 billion in total loans and leases at March 31, 1998 and $12.7 billion on average for the first quarter of last year.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $1.91 billion at March 31, 1999 and averaged $1.85 billion for the quarter, up 13% from the $1.64 billion average in last year's first quarter. Total stockholders' equity averaged $1.97 billion for the first quarter compared with $1.76 billion in 1998.

During the quarter, Northern Trust acquired a total of 289,294 of its common shares at a cost of $25.5 million pursuant to the stock buyback program authorized by the Board of Directors. An additional 1.3 million shares may be purchased after March 31, 1999 under the buyback program.

Northern Trust Corporation's risk-based capital ratios remained strong at 9.9% for tier 1 capital and 13.1% for total capital at March 31, 1999. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 7.0% at March 31, 1999, also exceeded the minimum regulatory requirement of 3%. In addition, each of Northern Trust's subsidiary banks had a ratio above 8.5% for tier 1 capital, 11.4% for total risk-based capital, and 5.9% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at March 31, 1999 totaled $32.3 million, compared with $35.2 million at December 31, 1998 and $39.2 million at March 31, 1998. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $30.2 million, or .22% of total domestic loans and leases at March 31, 1999. At December 31, 1998 and March 31, 1998, domestic nonaccrual loans and leases totaled $30.5 million and $33.7 million, respectively.

The table on the following page presents the outstanding amounts of nonaccrual loans and leases, restructured loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

                                                  March 31       December 31      March 31
                                                --------------------------------------------
(In Millions)                                       1999            1998            1998
--------------------------------------------------------------------------------------------
Nonaccrual Loans
  Domestic
    Residential Real Estate                        $ 5.3           $ 5.2           $ 4.1
    Commercial                                      21.7            21.8            22.4
    Commercial Real Estate                           2.8             2.9             6.8
    Personal                                          .4              .6              .4
--------------------------------------------------------------------------------------------
  Total Domestic                                    30.2            30.5            33.7
  International                                      -               -               -
--------------------------------------------------------------------------------------------
Total Nonaccrual Loans                              30.2            30.5            33.7
Restructured Loans                                   -               2.4             2.5
Other Real Estate Owned                              2.1             2.3             3.0
--------------------------------------------------------------------------------------------
Total Nonperforming Assets                         $32.3           $35.2           $39.2
--------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)       $14.3           $30.0           $16.1
--------------------------------------------------------------------------------------------

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

Footnote 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses at March 31, 1999 and identifies the charge-offs and recoveries by loan category and the provisions for credit losses during the three-month period ended March 31, 1999. The table on the following page shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the reserve at March 31, 1999, December 31, 1998, and March 31, 1998.

-------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
-------------------------------------------------------------------------------------------------------------
                                  March 31, 1999             December 31, 1998            March 31, 1998
                              -----------------------     -----------------------     -----------------------
                                          Percent of                  Percent of                  Percent of
                              Reserve      Loans to       Reserve      Loans to       Reserve      Loans to
($ in millions)               Amount      Total Loans     Amount      Total Loans     Amount      Total Loans
                              -----------------------     -----------------------     -----------------------
Specific Reserves             $ 11.7            -%        $  5.9           -%         $  6.4           -%
-------------------------------------------------------------------------------------------------------------
Inherent Reserves
  Residential Real Estate       11.1           43           11.0         43              8.6          42
  Commercial                    73.0           32           77.4         29             76.3          30
  Commercial Real Estate        12.4            5           11.8          5             11.9           5
  Personal                       3.1            9            3.2         11              3.7           9
  Other                            -            4              -          5                -           6
  Lease Financing                2.9            4            2.9          4              2.9           3
  International                  3.4            3            3.6          3              4.5           5
  Unallocated                   29.6            -           31.0          -             33.4           -
-------------------------------------------------------------------------------------------------------------
Total Inherent Reserve        $135.5          100%        $140.9        100%          $141.3         100%
-------------------------------------------------------------------------------------------------------------
Total Reserve                 $147.2          100%        $146.8        100%          $147.7         100%
-------------------------------------------------------------------------------------------------------------


Specific Component of the Reserve. At March 31, 1999, the specific component of the reserve amounted to $11.7 million compared to $5.9 million at the end of 1998. The increase in the specific loss component of the reserve primarily relates to one commercial credit where reported settlement negotiations among other parties during the quarter indicated that losses on the loan are likely to be in excess of amounts previously allocated to this loan.

Allocated Inherent Component of the Reserve. The $4.0 million decrease in the allocated portion of the inherent reserve during the first three months of 1999 to $105.9 million at March 31, 1999, principally reflects a reduction in exposure to higher risk credits as measured by Northern Trust's internal credit ratings.

Unallocated Inherent Component of the Reserve. The unallocated portion of the inherent loss reserve is based on management's review of other factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. On a net basis, the unallocated inherent portion of the reserve decreased by $1.4 million, reflecting management's judgment that credit quality continued to be strong as evidenced by the trend in the level of nonperforming assets and level of net charge-offs.

Other Factors. During the three months ended March 31, 1999, there were no significant changes in concentration of credits that impacted asset quality. The total amount of the highest risk loans, those rated "6" to "8" (based on Northern's internal rating scale which closely parallels that of the banking regulators), was $97 million at March 31, 1999 and $99 million at December 31, 1998, reflecting minor charge-offs and repayments received on these credits.

Overall Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $147.2 million at March 31, 1999 compared to $146.8 million at the end of 1998. This is reflective of further deterioration in one commercial loan, which required an increase in the specific component of the reserve, offset by quality improvements. The reserve as a percentage of total loans declined to 1.05% at March 31, 1999 from 1.08% at year-end 1998. This decline is consistent with the trend Northern Trust has experienced during the recent economic expansion whereby conservative underwriting standards, improved credit quality and favorable charge-off experience have offset the steady growth in the portfolio.

Provision. The resulting provision for credit losses was $500 thousand during the first three months of 1999. Net charge-offs were $74 thousand for the period.

MARKET RISK MANAGEMENT

As described in the 1998 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, the Northern Trust's interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 1998.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results, credit quality, outlook and reserves, planned capital expenditures and technology spending, planned schedules or expected completion dates for Year 2000 work, and the effect of various matters (including Year 2000 issues) on Northern Trust's business. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Those relating to Year 2000 matters also constitute Year 2000 readiness disclosures. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

 .    Northern Trust's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

 .    Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff, in order to deal with increasing volume and complexity in many of its businesses and technology challenges such as the Year 2000 system renovation.

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

 .    The accuracy and effectiveness of Northern Trust's assessment of and work on issues such as those described under the caption "Year 2000 Project".

 .    The impact of the euro on Northern Trust's global custody business and foreign exchange trading results.

 .    The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

 .    Changes in tax laws or other legislation that could affect Northern Trust's personal and institutional asset administration businesses.

Some of these uncertainties that may affect future results are discussed in more detail in the section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Risk Management" in the 1998 Annual Report to Stockholders (pp. 35-44) and in the sections of "Item 1 - Business" of the 1998 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 6-10). All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME          NORTHERN TRUST CORPORATION

                                                                              First Quarter
                                                      --------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                  1999                             1998
                                                      -----------------------------    -----------------------------
($ in Millions)                                       Interest     Volume      Rate    Interest     Volume      Rate
----------------------------------------------------  --------    ---------    ----    --------    ---------    ----
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements           $ 14.1     $ 1,175.1    4.87%    $ 12.5     $   897.9    5.66%
    Time Deposits with Banks                             40.5       3,479.1    4.72       34.1       2,562.9    5.40
    Other Interest-Bearing                                1.0          83.6    4.85         .8          45.6    6.81
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Total Money Market Assets                                55.6       4,737.8    4.76       47.4       3,506.4    5.49
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Securities
    U.S. Government                                       4.5         312.2    5.79        7.0         465.3    6.06
    Obligations of States and Political Subdivisions     10.1         511.2    7.98        9.0         398.2    9.04
    Federal Agency                                       80.3       6,367.4    5.11       86.5       6,081.7    5.77
    Other                                                 4.7         281.6    6.81        3.2         223.4    5.87
    Trading Account                                        .2          12.4    6.97         .2           8.9    7.17
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Total Securities                                         99.8       7,484.8    5.40      105.9       7,177.5    5.98
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Loans and Leases                                        223.7      14,079.2    6.44      212.4      12,735.0    6.76
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Total Earning Assets                                   $379.1     $26,301.8    5.84%    $365.7     $23,418.9    6.33%
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Average Source of Funds
Deposits
    Savings and Money Market                           $ 35.3     $ 4,624.7    3.09%    $ 33.7     $ 4,155.7    3.29%
    Savings Certificates                                 29.2       2,188.8    5.41       30.3       2,124.4    5.79
    Other Time                                            6.8         560.4    4.90        7.1         525.6    5.47
    Foreign Offices Time                                 63.1       5,973.6    4.28       68.7       5,553.1    5.02
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Total Deposits                                          134.4      13,347.5    4.08      139.8      12,358.8    4.59
Federal Funds Purchased                                  41.6       3,535.2    4.78       36.3       2,673.6    5.50
Repurchase Agreements                                    25.6       2,198.9    4.73       20.9       1,538.9    5.51
Commercial Paper                                          1.7         138.3    4.96        2.0         144.9    5.64
Other Borrowings                                         20.4       1,893.3    4.36       21.8       1,685.0    5.25
Senior Notes                                              9.2         746.6    4.93       10.6         750.0    5.68
Long-Term Debt                                            7.9         458.3    6.93        8.1         434.5    7.44
Debt - Floating Rate Capital Securities                   3.8         267.5    5.72        4.2         267.4    6.26
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Total Interest-Related Funds                            244.6      22,585.6    4.39      243.7      19,853.1    4.97
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Interest Rate Spread                                        -             -    1.45%         -             -    1.36%
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Noninterest-Related Funds                                   -       3,716.2       -          -       3,565.8       -
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Total Source of Funds                                  $244.6     $26,301.8    3.77%    $243.7     $23,418.9    4.22%
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----
Net Interest Income/Margin                             $134.5             -    2.07%    $122.0             -    2.11%
----------------------------------------------------   ------     ---------    ----     ------     ---------    ----

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                                                  First Quarter 1999/98
                                                                                                -------------------------
                                                                                                 Change Due To
                                                                                                ----------------
(In Millions)                                                                                   Volume     Rate     Total
----------------------------------------------------------------------------------------------  ------    ------    -----
Earning Assets                                                                                  $41.1     $(27.7)   $13.4
Interest-Related Funds                                                                           29.7      (28.8)      .9
----------------------------------------------------------------------------------------------  -----     ------    -----
Net Interest Income                                                                             $11.4     $  1.1    $12.5
----------------------------------------------------------------------------------------------  -----     ------    -----

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

          The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 26 of this document.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of Northern Trust Corporation was held on April 20, 1999 for the purpose of electing fourteen Directors to hold office until the next annual meeting of stockholders, and voting on one other proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of the management's nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the Corporation's Proxy Statement, votes withheld from some (but less than all) of the candidates were distributed by the proxies among candidates with respect to whom authority was not withheld. There were no broker non-votes with respect to any candidates.

           Candidates                   "FOR"        "WITHHELD"
           ----------                   -----        ----------
           Duane L. Burnham           98,942,982      356,463
           Dolores E. Cross           98,902,134      356,463
           Susan Crown                98,907,747      356,463
           Robert S. Hamada           98,962,682      356,463
           Barry G. Hastings          98,932,188      356,463
           Robert A. Helman           98,523,991      356,463
           Arthur L. Kelly            98,911,156      356,463
           Frederick A. Krehbiel      98,951,977      356,463
           William G. Mitchell        98,772,656      356,463
           Edward J. Mooney           98,942,950      356,463
           William A. Osborn          98,915,629      356,463
           Harold B. Smith            98,870,528      356,463
           William D. Smithburg       98,605,451      356,463
           Bide L. Thomas             98,835,244      356,463

         Stockholders also approved the Northern Trust Corporation Management Performance Plan described in the Corporation's Proxy Statement dated March 15, 1999. The principal purpose of the Plan is to promote the achievement of superior financial and operating performance of the Corporation and its subsidiaries through the awarding of annual cash incentive payments to certain key senior officers of the Corporation. It is expected that compensation paid under the Plan will qualify as "performance-based" compensation under Section 162(m) of the Code and thus be fully deductible by the Corporation for federal income tax purposes. 96,618,624 shares were voted in favor of the Plan; 1,868,561 shares were voted against the Plan; the holders of 724,950 shares specifically abstained from voting on the Plan; and there were no broker non-votes.

Item 6.        Exhibits and Reports on Form 8-K

     (a.)      Exhibits
               --------

               Exhibit (10)  Material Contracts:

                             (i)   Northern Trust Corporation (1999)
                                   Annual Performance Plan.

                             (ii)  Northern Trust Corporation (1999)
                                   Management Performance Plan

               Exhibit (27)  Financial Data Schedule.

               Exhibit (99)  Edited version of remarks delivered by Mr. William
                             A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 20, 1999.

     (b.)      Reports on Form 8-K
               -------------------

               In a report on Form 8-K, Northern Trust incorporated in Item 5 its January 19, 1999 press release, reporting on its earnings for the fourth quarter of 1998 and for its 1998 fiscal year. The press release, with summary financial information, was filed pursuant to Item 7.

               In a report on Form 8-K dated February 19, 1999 Northern Trust Corporation reported in Item 5 an amendment of its 1989 Stockholder Rights Plan and an amendment of its 1998 Stockholder Rights Plan and filed the amendments pursuant to Item 7.

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



                                       NORTHERN TRUST CORPORATION
                                       --------------------------
                                              (Registrant)



Date:  May 14, 1999                    By: /s/ Perry R. Pero
                                          -----------------------------------
                                          Perry R. Pero
                                          Senior Executive Vice President
                                          and Chief Financial Officer



Date:  May 14, 1999                    By: /s/ Harry W. Short
                                          -----------------------------------
                                          Harry W. Short
                                          Senior Vice President and Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX



The following exhibits have been filed herewith.


Exhibit
Number       Description
------       -----------

(10)         Material Contracts:

             (i) Northern Trust Corporation (1999) Annual Performance Plan.

             (ii) Northern Trust Corporation (1999) Management Performance Plan.

(27)         Financial Data Schedule.

(99) Edited version of remarks delivered by Mr. William A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 20, 1999.