Form 10-Q
period 1999-06-30
NORTHERN TRUST CORP
filed 1999-08-12
CIK 73124

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       -----------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR


               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to_____________

                          Commission File Number 0-5965


                           NORTHERN TRUST CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                             36-2723087
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identificatication No.)

        50 SOUTH LA SALLE STREET
        CHICAGO, ILLINOIS 60675                     60675
    (Address of principal offices)               (Zip Code)


        Registrant's telephone number, including area code: (312)630-6000

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         Yes [X]       No [_]

                   111,473,056 Shares - $1.66 2/3 Par Value
             (Shares of Common Stock Outstanding on June 30, 1999)


===============================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                            NORTHERN TRUST CORPORATION

                                                                                                June 30    December 31      June 30
                                                                                              ---------    -----------    ---------
($ In Millions)                                                                                    1999           1998         1998
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Assets
Cash and Due from Banks                                                                       $ 1,274.3      $ 2,366.0    $ 1,389.4
Federal Funds Sold and Securities Purchased under Agreements to Resell                            704.0        1,164.4      3,430.8
Time Deposits with Banks                                                                        2,734.9        3,264.7      1,790.8
Other Interest-Bearing                                                                             22.9           21.8         13.1
Securities
  Available for Sale                                                                            8,300.2        5,375.2      7,676.0
  Held to Maturity (Fair value - $506.0 at June 1999, $485.7 at December 1998, $484.0 at
    June 1998)                                                                                    501.2          472.5        471.0
  Trading Account                                                                                   9.1            9.1         11.6
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Securities                                                                                8,810.5        5,856.8      8,158.6
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Loans and Leases
  Commercial and Other                                                                          8,897.4        7,761.7      8,149.8
  Residential Mortgages                                                                         6,108.6        5,885.2      5,467.9
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Loans and Leases (Net of unearned income - $149.6 at June 1999, $224.3 at
  December 1998, $147.6 at June 1998)                                                          15,006.0       13,646.9     13,617.7
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Reserve for Credit Losses                                                                        (151.9)        (146.8)      (146.7)
Buildings and Equipment                                                                           350.0          340.2        329.5
Customers' Acceptance Liability                                                                    30.4           33.3         25.2
Trust Security Settlement Receivables                                                             392.6          336.7        346.0
Other Assets                                                                                    1,017.1          986.0        822.6
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Assets                                                                                  $30,190.8      $27,870.0    $29,777.0
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                        $ 4,433.2      $ 3,927.5    $ 3,453.7
  Savings and Money Market                                                                      4,626.3        4,614.7      4,379.9
  Savings Certificates                                                                          2,140.6        2,175.0      2,126.4
  Other Time                                                                                      731.0          540.2        483.7
  Foreign Offices - Demand                                                                        478.1          413.4        472.4
                  - Time                                                                        5,871.1        6,531.9      6,208.2
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Deposits                                                                                 18,280.3       18,202.7     17,124.3
Federal Funds Purchased                                                                           712.6        2,025.1        980.8
Securities Sold Under Agreements to Repurchase                                                  1,311.3        2,114.9        876.0
Commercial Paper                                                                                  129.0          148.1        134.1
Other Borrowings                                                                                5,497.8        1,099.2      6,829.6
Senior Notes                                                                                      600.0          700.0        580.0
Long-Term Debt                                                                                    458.8          458.2        462.4
Debt - Floating Rate Capital Securities                                                           267.5          267.4        267.4
Liability on Acceptances                                                                           30.4           33.3         25.2
Other Liabilities                                                                                 826.7          880.8        656.1
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Liabilities                                                                              28,114.4       25,929.7     27,935.9
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Stockholders' Equity
Preferred Stock                                                                                   120.0          120.0        120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at June 1999,
  December 1998 and June 1998; Outstanding 111,473,056 at June 1999,
  111,214,740 at December 1998 and 111,306,530 at June 1998                                       189.9          189.9        189.9
Capital Surplus                                                                                   197.2          212.9        223.1
Retained Earnings                                                                               1,721.8        1,582.9      1,453.8
Net Unrealized Gain (Loss) on Securities Available for Sale                                         1.5            (.6)          .3
Common Stock Issuable - Performance Plan                                                           56.7           30.4         30.4
Deferred Compensation - ESOP and Other                                                            (52.7)         (44.3)       (46.2)
Treasury Stock - (at cost, 2,487,706 shares at June 1999, 2,746,022 shares at
  December 1998, and 2,654,232 shares at June 1998)                                              (158.0)        (150.9)      (130.2)
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Stockholders' Equity                                                                      2,076.4        1,940.3      1,841.1
------------------------------------------------------------------------------------------    ---------    -----------    ---------
Total Liabilities and Stockholders' Equity                                                    $30,190.8      $27,870.0    $29,777.0
------------------------------------------------------------------------------------------    ---------    -----------    ---------

CONSOLIDATED STATEMENT OF INCOME                      NORTHERN TRUST CORPORATION

                                                                            Second  Quarter                     Six Months
                                                                             Ended June 30                    Ended June 30
                                                                     -----------------------------    ------------------------------

($ In Millions Except Per Share Information)                             1999             1998            1999             1998
-------------------------------------------------------------------  ------------     ------------    ------------     -------------
Noninterest Income
    Trust Fees                                                       $      236.2     $      202.3    $      460.7     $      396.0
    Foreign Exchange Trading Profits                                         28.9             23.1            54.5             51.2
    Treasury Management Fees                                                 17.3             17.4            35.4             33.3
    Security Commissions and Trading Income                                   7.7              7.2            15.2             14.4
    Other Operating Income                                                   12.1             15.2            22.5             26.2
    Investment Security Gains                                                  .1               .5              .1              1.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                    302.3            265.7           588.4            522.3
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income
    Interest Income                                                         370.0            370.3           740.2            727.6
    Interest Expense                                                        243.4            251.1           488.0            494.8
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                         126.6            119.2           252.2            232.8
Provision for Credit Losses                                                   5.0              3.0             5.5              7.0
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Credit Losses                       121.6            116.2           246.7            225.8
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
    Compensation                                                            139.9            125.2           275.6            246.9
    Employee Benefits                                                        24.6             22.8            50.6             46.3
    Occupancy Expense                                                        18.1             17.3            35.8             34.2
    Equipment Expense                                                        15.6             14.9            31.2             31.4
    Other Operating Expenses                                                 73.5             67.5           144.9            125.1
-----------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expenses                                                  271.7            247.7           538.1            483.9
-----------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                  152.2            134.2           297.0            264.2
Provision for Income Taxes                                                   52.5             47.0           102.2             92.1
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $       99.7     $       87.2    $      194.8     $      172.1
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                $       98.6     $       86.0    $      192.6     $      169.6
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share - Basic                                  $        .89     $        .78    $       1.74     $       1.53
                          - Diluted                                           .86              .75            1.67             1.48
-----------------------------------------------------------------------------------------------------------------------------------
Average Number of Common Shares Outstanding - Basic                   110,974,586      110,808,676     110,898,488      110,855,135
                                          - Diluted                   115,147,101      115,006,566     115,109,165      115,030,924
-----------------------------------------------------------------------------------------------------------------------------------






                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                            Second  Quarter                     Six Months
                                                                             Ended June 30                    Ended June 30
                                                                     -----------------------------    ------------------------------

(In Millions)                                                            1999             1998            1999             1998
-------------------------------------------------------------------  ------------     ------------    ------------     -------------
Net Income                                                           $       99.7     $       87.2    $      194.8     $      172.1
 Other Comprehensive Income (before tax)
  Unrealized Gains (Losses) on Securities Available for Sale
    Unrealized Holding Gains (Losses) Arising during the Period              (3.7)            (2.1)            3.5             (1.8)
    Less:  Reclassification Adjustments for Gains Included
           in Net Income                                                      (.1)             (.5)            (.1)            (1.1)
  Income Tax (Provision) Benefit Related to Items of Other
   Comprehensive Income                                                       1.4              1.0            (1.3)             1.1
-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                                   (2.4)            (1.6)            2.1             (1.8)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $       97.3     $       85.6    $      196.9     $      170.3
-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      NORTHERN TRUST CORPORATION

                                                                             Six Months
                                                                            Ended June 30
                                                                      -------------------------
(In Millions)                                                           1999            1998
------------------------------------------------------------------    -------------------------
Preferred Stock
Balance at January 1 and June 30                                      $  120.0        $  120.0
------------------------------------------------------------------    -------------------------
Common Stock
Balance at January 1 and June 30                                         189.9           189.9
------------------------------------------------------------------    -------------------------
Capital Surplus
Balance at January 1                                                     212.9           225.5
Stock Issued - Incentive Plan and Awards                                 (15.7)           (2.4)
------------------------------------------------------------------    -------------------------
Balance at June 30                                                       197.2           223.1
------------------------------------------------------------------    -------------------------
Retained Earnings
Balance at January 1                                                   1,582.9         1,330.8
Net Income                                                               194.8           172.1
Dividends Declared - Common Stock                                        (53.5)          (46.8)
Dividends Declared - Preferred Stock                                      (2.4)           (2.3)
------------------------------------------------------------------    -------------------------
Balance at June 30                                                     1,721.8         1,453.8
------------------------------------------------------------------    -------------------------
Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1                                                       (.6)            2.1
Unrealized Gain (Loss), net                                                2.1            (1.8)
------------------------------------------------------------------    -------------------------
Balance at June 30                                                         1.5              .3
------------------------------------------------------------------    -------------------------
Common Stock Issuable - Performance Plan
Balance at January 1                                                      30.4            11.7
Stock Issuable, net of Stock Issued                                       26.3            18.7
------------------------------------------------------------------    -------------------------
Balance at June 30                                                        56.7            30.4
------------------------------------------------------------------    -------------------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                     (44.3)          (37.5)
Compensation Deferred                                                    (15.3)          (15.5)
Compensation Amortized                                                     6.9             6.8
------------------------------------------------------------------    -------------------------
Balance at June 30                                                       (52.7)          (46.2)
------------------------------------------------------------------    -------------------------
Treasury Stock
Balance at January 1                                                    (150.9)         (103.5)
Stock Options and Awards                                                  55.5            34.5
Stock Purchased                                                          (62.6)          (61.2)
------------------------------------------------------------------    -------------------------
Balance at June 30                                                      (158.0)         (130.2)
------------------------------------------------------------------    -------------------------
Total Stockholders' Equity at June 30                                 $2,076.4        $1,841.1
------------------------------------------------------------------    -------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      NORTHERN TRUST CORPORATION

                                                                                               Six Months
                                                                                              Ended June 30
                                                                                        --------------------------
(In Millions)                                                                                 1999           1998
------------------------------------------------------------------------------------    -----------    -----------
Cash Flows from Operating Activities:
Net Income                                                                              $    194.8     $    172.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                5.5            7.0
    Depreciation on Buildings and Equipment                                                   28.8           26.4
    Decrease in Interest Receivable                                                            2.3            8.2
    Decrease in Interest Payable                                                             (11.7)         (12.4)
    Amortization and Accretion of Securities and Unearned Income                            (173.2)        (153.5)
    Amortization of Software, Goodwill and Other Intangibles                                  31.0           26.8
    Net Increase in Trading Account Securities                                                   -           (2.8)
    Other Noncash, net                                                                       (56.4)         134.7
------------------------------------------------------------------------------------    -----------    -----------
    Net Cash (Used in) Provided by Operating Activities                                       21.1          206.5
------------------------------------------------------------------------------------    -----------    -----------
Cash Flows from Investing Activities:
    Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under
      Agreements to Resell                                                                   460.4         (439.1)
    Net Decrease in Time Deposits with Banks                                                 529.8          492.4
    Net (Increase) Decrease in Other Interest-Bearing Assets                                  (1.1)          21.4
    Purchases of Securities-Held to Maturity                                                (108.5)        (158.9)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                      80.5          145.5
    Purchases of Securities-Available for Sale                                           (20,284.5)     (55,974.6)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale          17,443.4       52,179.7
    Net Increase in Loans and Leases                                                      (1,285.7)      (1,034.5)
    Purchases of Buildings and Equipment                                                     (38.5)         (39.5)
    Net Increase in Trust Security Settlement Receivables                                    (55.9)         (54.6)
    Decrease in Cash Due to Acquisitions                                                         -          (15.0)
    Other, net                                                                                 2.0           (1.7)
------------------------------------------------------------------------------------    -----------    -----------
    Net Cash Used in Investing Activities                                                 (3,258.1)      (4,878.9)
------------------------------------------------------------------------------------    -----------    -----------
Cash Flows from Financing Activities:
    Net Increase in Deposits                                                                  77.6          764.3
    Net Increase (Decrease) in Federal Funds Purchased                                    (1,312.5)         159.6
    Net Decrease in Securities Sold under Agreements to Repurchase                          (803.6)        (263.7)
    Net Decrease in Commercial Paper                                                         (19.1)         (12.7)
    Net Increase in Short-Term Other Borrowings                                            4,419.9        3,936.2
    Proceeds from Term Federal Funds Purchased                                             3,958.3          433.3
    Repayments of Term Federal Funds Purchased                                            (3,979.6)        (416.5)
    Proceeds from Senior Notes & Long-Term Debt                                              100.7          300.6
    Repayments on Senior Notes & Long-Term Debt                                             (200.1)        (483.0)
    Treasury Stock Purchased                                                                 (62.4)         (61.0)
    Net Proceeds from Stock Options                                                           14.1            8.7
    Cash Dividends Paid on Common and Preferred Stock                                        (55.9)         (49.2)
    Other, net                                                                                 7.9            6.3
------------------------------------------------------------------------------------    -----------    -----------
    Net Cash Provided by Financing Activities                                              2,145.3        4,322.9
------------------------------------------------------------------------------------    -----------    -----------
    Decrease in Cash and Due from Banks                                                   (1,091.7)        (349.5)
    Cash and Due from Banks at Beginning of Year                                           2,366.0        1,738.9
------------------------------------------------------------------------------------    -----------    -----------
Cash and Due from Banks at June 30                                                      $  1,274.3     $  1,389.4
------------------------------------------------------------------------------------    -----------    -----------
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                       $    499.7     $    507.2
    Income Taxes Received (Paid)                                                               (.2)          64.9
------------------------------------------------------------------------------------    -----------    -----------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 1999 and 1998 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

---------------------------------------------------------------------------------------------------------
                                     June 30, 1999          December 31, 1998          June 30, 1998
                                  -----------------------------------------------------------------------
                                   Book         Fair        Book         Fair        Book         Fair
(In Millions)                      Value        Value       Value        Value       Value        Value
---------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government               $   55.4     $   55.3    $   55.3     $   55.4    $   58.2     $   58.2
    Obligations of States and
        Political Subdivisions       238.9        246.4       261.8        277.2       266.5        282.0
    Federal Agency                     2.5          2.4         3.0          3.0         6.0          6.0
    Other                            204.4        201.9       152.4        150.1       140.3        137.8
---------------------------------------------------------------------------------------------------------
Subtotal                             501.2        506.0       472.5        485.7       471.0        484.0
---------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                  228.0        228.0       260.0        260.0       286.4        286.4
    Obligations of States and
        Political Subdivisions       254.6        254.6       266.1        266.1       183.3        183.3
    Federal Agency                 7,697.4      7,697.4     4,695.4      4,695.4     7,084.6      7,084.6
    Preferred Stock                  103.3        103.3       135.4        135.4        98.3         98.3
    Other                             16.9         16.9        18.3         18.3        23.4         23.4
---------------------------------------------------------------------------------------------------------
Subtotal                           8,300.2      8,300.2     5,375.2      5,375.2     7,676.0      7,676.0
---------------------------------------------------------------------------------------------------------
Trading Account                        9.1          9.1         9.1          9.1        11.6         11.6
---------------------------------------------------------------------------------------------------------
Total Securities                  $8,810.5     $8,815.3    $5,856.8     $5,870.0    $8,158.6     $8,171.6
---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                          June 30, 1999
-----------------------------------------------------------------------------------------------
                                                                    Gross Unrealized
                                                          Book      ----------------     Fair
(In Millions)                                             Value     Gains     Losses     Value
-----------------------------------------------------------------------------------------------
U.S. Government                                          $ 55.4      $ --       $ .1     $ 55.3
Obligations of States and Political Subdivisions          238.9       9.3        1.8      246.4
Federal Agency                                              2.5        --         .1        2.4
Other                                                     204.4        --        2.5      201.9
-----------------------------------------------------------------------------------------------
Total                                                    $501.2      $9.3       $4.5     $506.0
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                       June 30, 1999
-----------------------------------------------------------------------------------------------
                                                                    Gross Unrealized
                                                      Amortized     ----------------   Fair
(In Millions)                                         Cost          Gains     Losses   Value
-----------------------------------------------------------------------------------------------
U.S. Government                                        $  228.0      $ .1       $ .1   $  228.0
Obligations of States and Political Subdivisions          256.2        --        1.6      254.6
Federal Agency                                          7,701.0       1.4        5.0    7,697.4
Preferred Stock                                           103.2        .2         .1      103.3
Other                                                      17.6        --         .7       16.9
-----------------------------------------------------------------------------------------------
Total                                                  $8,306.0      $1.7       $7.5   $8,300.2
-----------------------------------------------------------------------------------------------

Unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled $10.5 million and $2.3 million respectively, as of June 30, 1999. At June 30, 1999, stockholders' equity included a credit of $1.5 million, net of tax, to recognize the appreciation on securities available for sale and the related hedges.

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.6 billion on June 30, 1999, $5.6 billion on December 31, 1998 and $9.9 billion on June 30, 1998.

4. Contingent Liabilities - Standby letters of credit outstanding were $1.8 billion on June 30, 1999, $1.6 billion on December 31, 1998 and $1.7 billion on June 30, 1998.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

--------------------------------------------------------------------------------
(In Millions)                  June 30, 1999   December 31, 1998   June 30, 1998
--------------------------------------------------------------------------------
Domestic
  Residential Real Estate          $ 6,108.6           $ 5,885.2       $ 5,467.9
  Commercial                         4,348.5             3,937.9         3,977.1
  Broker                                85.9               147.6           211.4
  Commercial Real Estate               742.0               677.1           608.6
  Personal                           1,364.0             1,463.4         1,275.7
  Other                                847.2               509.6           954.3
  Lease Financing                      570.9               528.3           390.7
--------------------------------------------------------------------------------
Total Domestic                      14,067.1            13,149.1        12,885.7
International                          938.9               497.8           732.0
--------------------------------------------------------------------------------
Total Loans and Leases             $15,006.0           $13,646.9       $13,617.7
--------------------------------------------------------------------------------

At June 30, 1999, other domestic and international loans included $1.1 billion of overnight trust-related advances primarily in connection with next day security settlements, compared with $592.6 million at December 31, 1998 and $1.2 billion at June 30, 1998.

At June 30, 1999, nonperforming loans totaled $44.1 million. Included in this amount were loans with a recorded investment of $41.5 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $6.3 million had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $35.2 million had an allocated reserve of $17.3 million. For the second quarter of 1999, the total recorded investment in impaired loans averaged $31.8 million. Total interest income recorded on impaired loans for the quarter ended June 30, 1999 was $77 thousand.

At June 30, 1998, nonperforming loans totaled $27.0 million and included $24.7 million of impaired loans. Of these impaired loans, $2.1 million had no reserve allocation while $22.6 million had an allocated reserve of $1.8 million. Impaired loans for the second quarter of 1998 averaged $29.1 million with $25 thousand of interest income recognized.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

-------------------------------------------------------------------------------------------------------
                                                                                 Six Months
                                                                               Ended June 30
                                                                  -------------------------------------
(In Millions)                                                             1999                 1998
-------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                               $146.8              $147.6
Charge-Offs
    Commercial Real Estate                                                      (.1)                (.2)
    Other                                                                      (1.2)               (9.1)
    International                                                                -                   -
-------------------------------------------------------------------------------------------------------
Total Charge-Offs                                                              (1.3)               (9.3)
-------------------------------------------------------------------------------------------------------
Recoveries                                                                       .9                 1.2
-------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                                 (.4)               (8.1)
Provision for Credit Losses                                                     5.5                 7.0
Reserve Related to Acquisitions                                                  -                   .2
-------------------------------------------------------------------------------------------------------
Balance at End of Period                                                     $151.9              $146.7
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

-----------------------------------------------------------------------------------------------------------------
                                                               Second Quarter                  Six Months
                                                               Ended June 30                 Ended June 30
                                                      -----------------------------------------------------------
($ In Millions Except Per Share Information)                1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share:
Net Income                                              $       99.7   $       87.2   $      194.8   $      172.1
Less: Dividends on Preferred Stock                              (1.1)          (1.2)          (2.2)          (2.5)
-----------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                   $       98.6   $       86.0   $      192.6   $      169.6
Average Number of Common Shares Outstanding              110,974,586    110,808,676    110,898,488    110,855,135
Basic Net Income Per Common Share                       $        .89   $        .78   $       1.74   $       1.53

Diluted Net Income Per Common Share:
Net Income Applicable to Common Stock                   $       98.6   $       86.0   $      192.6   $      169.6
-----------------------------------------------------------------------------------------------------------------
Average Number of Common Shares Outstanding              110,974,586    110,808,676    110,898,488    110,855,135
Plus Dilutive Potential Common Shares:
    Stock Options                                          3,096,316      3,270,630      3,162,628      3,288,311
    Performance Shares                                       710,220        589,546        695,336        563,526
    Other                                                    365,979        337,714        352,713        323,952
-----------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares               115,147,101    115,006,566    115,109,165    115,030,924
Diluted Net Income Per Common Share                     $        .86   $        .75   $       1.67   $       1.48
-----------------------------------------------------------------------------------------------------------------


8. Accounting Standards Pronouncements - On January 1, 1999, Northern Trust adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain external and internal costs of computer software developed or obtained for internal use. Salary and benefit costs totaling $3.7 million and $6.5 million, were capitalized in the second quarter and six months ended June 30, 1999, respectively, as a result of adopting SOP 98-1.

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In July 1999, FASB issued SFAS No. 137 which amended SFAS No. 133 by deferring the effective date by one year. Although early adoption is permitted, Northern Trust plans to adopt the new statement on January 1, 2001.

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

9. Subsequent Event - Bank Subordinated Notes - On July 27, 1999, The Northern Trust Company (Bank) issued $200 million of 7.10% fixed-rate subordinated notes due August 1, 2009 at a discount to yield 7.109%. Under the terms of the current offering circular, the Bank has the ability to offer up to an additional $100 million of subordinated notes.

10. Acquisition - On May 15, 1998, Northern Trust Corporation completed the acquisition of Trustbank Financial Corp., parent company of Trust Bank of Colorado, for approximately $15 million in cash. The transaction was recorded under the purchase method of accounting. Included in the acquisition cost was $10.4 million of goodwill which is being amortized over fifteen years.

11.  Business Segments

The tables on page 17 reflecting the earnings contribution of Northern Trust's business segments for the second quarter and six months ended June 30, 1999 and 1998 are incorporated by reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER EARNINGS HIGHLIGHTS

Net income increased 14% to a record $99.7 million from the $87.2 million earned in the second quarter of last year. Net income per common share on a diluted basis increased 15% to a record $.86 for the second quarter, up from $.75 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 20.65% versus 20.48% reported last year, and an annualized return on average assets (ROA) of 1.37% versus 1.32% in 1998. Trust fees grew by 17% contributing significantly to the 11% increase in total revenues. Positive operating leverage resulted from the strong revenue growth combined with effective expense management.

The 15% earnings per share growth was well above Northern Trust's minimum goal of 10%, the return on average common equity of 20.65% exceeded the 18-20% target range for the ninth consecutive quarter, and the productivity ratio of 161% exceeded the 160% target for this key measure.

Noninterest Income

Noninterest income increased 14% and totaled $302.3 million for the quarter, accounting for 69% of total taxable equivalent revenue. Trust fees of $236.2 million increased 17% or $33.9 million over the like period of 1998, and represented 78% of noninterest income and 54% of total taxable equivalent revenue. This fee growth was driven by strong new business and higher market values of trust assets administered. Trust assets under administration increased 11% from a year ago and totaled $1.34 trillion at June 30, 1999. Trust assets under the management of Northern Trust grew 13% from the prior year and totaled $258.6 billion at June 30, 1999. At December 31, 1998, trust assets under administration totaled $1.26 trillion with $236.0 billion under management.

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

Trust fees from Personal Financial Services (PFS) increased 21% from the prior year level of $96.8 million and totaled $116.8 million for the second quarter, reflecting strong new business throughout Northern Trust's national PFS network and favorable equity markets. All states in the PFS network recorded double-digit increases in trust fees over the prior year's quarter, with Florida, Arizona and Texas each up 20% or more. The Wealth Management Group also had excellent performance, with trust fees increasing 19%. Wealth Management now administers $40.7 billion for significant family asset pools nationwide, up 25% from last year. Total personal trust assets under administration increased $20.8 billion from the prior year and $9.8 billion since December 31, 1998, and totaled $131.0 billion at June 30, 1999. Of the personal trust assets under administration, $79.6 billion is managed by Northern Trust compared to $66.8 billion one year ago and $73.4 billion at December 31, 1998. Net recurring PFS new business transitioned or expected to transition during 1999 was $33 million in annualized trust fees at June 30, 1999. In comparison, net recurring new business transitioned in 1998 was $40 million.

With the opening of three new offices during the second quarter - in Hinsdale, Illinois, Marin County, California and Lakewood Ranch, Florida - Northern Trust's network of Personal Financial Services offices now includes 72 locations in seven states. Several additional offices are expected to open during the remainder of 1999.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 13% and totaled $119.4 million compared to $105.5 million in the year-ago quarter, reflecting strong new business. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the second quarter fee growth. Fees from asset management increased 19% to $35.9 million. Excellent new business results drove fees generated by Northern Trust Retirement Consulting, L.L.C. up 34% to $11.4 million from last year's second quarter. Securities lending fees increased 6% to $24.0 million, while custody fees increased to $39.2 million or 5% from the year-ago period.

Total C&IS trust assets under administration increased to $1.21 trillion at June 30, 1999, up 11% from June 30, 1998 and 6% from December 31, 1998. Of the C&IS trust assets under administration, $179.0 billion is managed by Northern Trust, up 11% from June 30, 1998. Trust assets under administration included approximately $217 billion of global custody assets.

Net new C&IS business transitioned or expected to transition during 1999 was $45.5 million in annualized trust fees at June 30, 1999. In comparison, net new business transitioned in 1998 was $70 million. Year 2000 readiness planning by prospective clients and Northern Trust may moderate new business sales during the second half of 1999, as some clients may choose to defer until next year transitions between custodians. The business that is being sold now for transition in 2000 is not included in 1999 new business figures, but rather will be reported in next year's numbers.

Foreign exchange trading profits were $28.9 million compared to $23.1 million in the second quarter of the prior year, benefiting from the weakness in the euro and increased client trading volume. More stable global equity markets resulted in increased cross-border trading in both Asia and Europe, which led to a higher level of foreign exchange transactions.

Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 2% from the second quarter of 1998 to $24.5 million. The fee portion of these revenues accrued in the quarter was $17.3 million, virtually unchanged from the comparable quarter last year.

Security commissions and trading income of $7.7 million were up 7% from a year ago. This reflects a 14% increase in brokerage commissions at Northern Trust Securities, Inc. offset in part by the absence of futures commissions resulting from Northern Trust's exit from the futures business during the second quarter of last year. Other operating income was $12.1 million for the second quarter compared with $15.2 million in the same period of last year. The decline from the prior year is due primarily to the sale of mortgage loans and gains from the sale of futures exchange memberships reflected in last year's second quarter.

Net Interest Income

Net interest income for the quarter totaled $126.6 million, 6% higher than the $119.2 million reported in the second quarter of 1998. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $135.8 million, up 6% from the $128.2 million reported in 1998. The increase in net interest income reflects 9% growth in average earning asset levels and higher levels of noninterest-related funds. The net interest margin was 2.07%, unchanged from the first quarter, versus 2.14% reported in the year-ago quarter. The decline in the margin from a year ago is largely attributable to the growth in low risk, short-term securities and money market assets and lower returns on the investment of foreign denominated noninterest-related funds due to the decline in interest rates in Europe.

Earning assets for the second quarter averaged $26.3 billion, up 9% from the $24.1 billion average for the same quarter of 1998. The $2.2 billion growth in average earning assets was comprised of a $1.2 billion or 9% increase in loans and leases, a $566 million or 7% increase in securities and a $516 million or 15% increase in money market assets.

The loan growth was concentrated within the domestic portfolio which increased $1.3 billion to average $13.8 billion, while international loans decreased 17%. Residential mortgage loans accounted for 44% of the domestic growth, increasing 10% to average $6.0 billion for the quarter and comprising 42% of the total loan portfolio. Commercial and industrial loans averaged $4.4 billion during the second quarter compared to $4.0 billion in the prior year quarter.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $13.5 billion, up 11% or $1.4 billion from the second quarter of 1998. This growth came principally from savings and money market deposits (up $457 million) and foreign office time deposits (up $686 million). The increase in foreign office time deposits resulted primarily from continued growth in global custody activity. Other interest-related funds grew 6%, or $513 million, resulting predominantly from higher levels of federal funds purchased and securities sold under agreements to repurchase, offset in part by lower levels of Treasury, tax and loan balances. Noninterest-related funds increased 10% to average $4.1 billion, due to growth in common stockholders' equity resulting from retained earnings and higher levels of demand deposits.

Provision for Credit Losses

The provision for credit losses of $5.0 million in the second quarter was $2.0 million higher than the comparable quarter in 1998. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section starting on page 25.

Noninterest Expenses

Noninterest expenses totaled $271.7 million for the quarter, an increase of 10% or $24.0 million from the $247.7 million in the year-ago quarter. Approximately two-thirds of the increase in noninterest expenses related to salaries, incentives and employee benefits. The remaining expense growth reflects costs associated with technology investments, business promotion, and expansion of the PFS office network.

Compensation and employee benefits, which represent 61% of total noninterest expenses, increased to $164.5 million from $148.0 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and higher performance-based incentives. These increases were partially offset by some staff reductions resulting from the outsourcing of Northern Trust's Illinois check processing activities at year-end 1998 and Northern Trust's exit from the futures business in the second quarter of 1998, as well as by the capitalization of salary costs associated with the development of software in accordance with SOP 98-1 (as described in Note 8). Staff levels on a net basis increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at June 30, 1999 totaled 8,253, up 5% from 7,883 at June 30 of last year. Staff levels would have been approximately 8% higher than a year ago had the Corporation not outsourced the Illinois check processing function at year-end. Higher performance-based compensation is principally attributable to increased costs for incentive plans as a result of strong performance and the impact of a higher stock price on stock-based compensation plans.

Net occupancy expense totaled $18.1 million, up 4% from $17.3 million in the second quarter of 1998, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. The principal components of the increase were higher net rental costs and building depreciation expense.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $15.6 million, up 4% from the $14.9 million reported in the second quarter of 1998. The increase from the previous year resulted primarily from higher levels of depreciation of computer hardware, personal computers and office furniture. Partially offsetting these increases was a reduction in equipment rental costs and related maintenance brought about by the termination of certain leases associated with the relocation of the computer data facility during the second quarter of 1998.

Other operating expenses in the quarter totaled $73.5 million compared to $67.5 million last year. Professional services associated with the outsourcing of check processing increased other operating expenses by $4.1 million. Higher 1999 expense levels also reflect continued investment in technology, expansion of the PFS network, and higher operating expenses necessary to support business growth. The expense categories most affected by these factors were business development, purchased professional services, telecommunications charges and software amortization. Partially offsetting these increases, and reflected in other expenses, was a reduction in costs from processing errors incurred in servicing and managing financial assets and performing banking activities.

The components of other operating expenses were as follows:

-------------------------------------------------------------------------------
                                                             Second Quarter
                                                             Ended June 30
                                                       ------------------------
(In Millions)                                           1999              1998
-------------------------------------------------------------------------------
Business Development                                    $10.7            $ 9.4
Purchased Professional Services                          26.7             20.3
Telecommunications                                        4.3              3.7
Postage and Supplies                                      6.4              5.8
Software Amortization                                    11.9             10.0
Goodwill and Other Intangibles Amortization               3.5              3.5
Other Expenses                                           10.0             14.8
-------------------------------------------------------------------------------
Total Other Operating Expenses                          $73.5            $67.5
-------------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $52.5 million for the second quarter compared with $47.0 million in the year-ago quarter. The higher tax provision in 1999 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate was 34.5% for 1999 and 35.0% for 1998.

BUSINESS SEGMENTS

The following table reflects the earnings contribution of Northern Trust's business segments for the second quarter ended June 30, 1999 and 1998.

                                      Corporate and             Personal
                                      Institutional             Financial            Treasury and
                                        Services                Services                 Other              Consolidated
-----------------------------------------------------------------------------------------------------------------------------
($ in Millions)                     1999        1998        1999        1998        1999       1998       1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                    $   119.4   $   105.5   $   116.8   $    96.8   $      -   $          $   236.2   $   202.3
   Other                              51.2        47.2        14.4        13.1         .5        3.1        66.1        63.4
Net Interest Income after
 Provision for Credit Losses*         37.7        36.3        92.1        83.1        1.0        5.8       130.8       125.2
Noninterest Expenses                 132.1       126.5       131.0       110.3        8.6       10.9       271.7       247.7
----------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*           76.2        62.5        92.3        82.7       (7.1)      (2.0)      161.4       143.2
Provision for Income Taxes*           30.0        24.7        36.7        32.8       (5.0)      (1.5)       61.7        56.0
----------------------------------------------------------------------------------------------------------------------------
Net Income                       $    46.2   $    37.8   $    55.6   $    49.9   $   (2.1)  $    (.5)  $    99.7   $    87.2
-----------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
 Contribution                          46%         43%         56%         57%       (2)%        - %        100%        100%
-----------------------------------------------------------------------------------------------------------------------------
Average Assets                   $12,461.9   $11,185.1   $11,439.5   $10,013.2   $5,222.9   $5,373.8   $29,124.3   $26,572.1
-----------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $9.2 million for 1999 and $9.0 million for 1998.


The following table reflects the earnings contribution of Northern Trust's business segments for the six months ended June 30, 1999 and 1998.

                                      Corporate and             Personal
                                      Institutional             Financial           Treasury and
                                        Services                Services                Other             Consolidated
---------------------------------------------------------------------------------------------------------------------------
($ in Millions)                     1999        1998        1999        1998       1999       1998      1999        1998
---------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                    $   233.3   $   207.4   $   227.4   $  188.6   $      -   $      -   $   460.7   $   396.0
   Other                              99.8        95.8        27.0       25.9         .9        4.6       127.7       126.3
Net Interest Income after
 Provision for Credit Losses*         80.3        68.6       179.4      164.0        5.1       10.6       264.8       243.2
Noninterest Expenses                 259.0       244.9       258.8      217.6       20.3       21.4       538.1       483.9
----------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*          154.4       126.9       175.0      160.9      (14.3)      (6.2)      315.1       281.6
Provision for Income Taxes*           60.7        50.0        69.6       63.8      (10.0)      (4.3)      120.3       109.5
----------------------------------------------------------------------------------------------------------------------------
Net Income                       $    93.7   $    76.9   $   105.4   $   97.1   $   (4.3)  $   (1.9)  $   194.8   $   172.1
----------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                        48%         45%         54%        56%       (2)%       (1)%        100%        100%
----------------------------------------------------------------------------------------------------------------------------
Average Assets                   $12,550.5   $11,179.0   $11,204.8   $9,789.5   $5,496.3   $5,322.1   $29,251.6   $26,290.6
----------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $18.1 million for 1999 and $17.4 million for 1998.

Corporate and Institutional Services

C&IS net income totaled $46.2 million, a 22% increase from the second quarter of 1998. Noninterest Income increased 12% to $170.6 million in the second quarter of 1999 from $152.7 million in last year's second quarter. Trust fees reflecting strong new business growth increased 13% to $119.4 million in the current quarter compared to $105.5 million in last year's second quarter. Other income increased 8% to $51.2 million due primarily to a 26% increase in foreign exchange trading profits in the current quarter.

Net interest income after provision for credit losses increased 4% to $37.7 million in the current quarter from $36.3 million in last year's second quarter. Contributing to the improvement was a 12% increase in average earning assets, offset in part by a higher provision for credit losses and a reduction in the net interest margin from 1.63% in last year's second quarter to 1.61% in the current quarter.

Noninterest expenses were up 4% to $132.1 million in the current quarter due primarily to staff growth and increased expense allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter increased 11% to $55.6 million. Noninterest income increased 19% to $131.2 million in the current quarter from $109.9 million in last year's second quarter. The increase was due primarily to a 21% increase in trust fees which totaled $116.8 million in the current quarter resulting from strong new business growth and favorable equity markets. Other income increased 10% from $13.1 million in last year's second quarter to $14.4 million in the current quarter, due principally to a 14% increase in brokerage commissions at Northern Trust Securities, Inc.

Net interest income after provision for credit losses increased 11% to $92.1 million in the current quarter due to a $1.2 billion increase in average loan volume and an 11% increase in deposits, partially offset by a reduction in the net interest margin from 3.53% last year to 3.36% in the current quarter.

Noninterest expenses increased 19% to $131.0 million in the current quarter from $110.3 million in last year's second quarter. Approximately one-half of the increase related to salaries, incentives and employee benefits, driven by staff growth and performance-based incentive plans, and approximately one-third of the increase resulted from higher expense allocations for product and operations support. In addition, business promotion costs increased 20% as PFS expanded its advertising and special client programs during the quarter.

Treasury and Other

The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. "Other" corporate income and expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. The second quarter results of Treasury and Other reflect a higher level of net interest income generated by the Treasury Department which was more than offset by increased corporate level interest expense and compensation costs. In addition, the results for the second quarter of last year include nonrecurring income related to gains recognized on the sale of futures exchange memberships and securities transactions.

YEAR 2000 PROJECT

Remediation Status. As of June 30, 1999, Northern Trust had completed Year 2000 renovation and validation for all mission critical information technology systems, including those provided by third parties. Northern Trust has used an inclusive definition of "mission critical" items, with approximately 90% of Northern Trust's core applications included in this category. Northern Trust has also completed the implementation stage, in which systems or applications are returned to production after the review of test results, for all of these systems except one internal financial reporting system that is scheduled for implementation in August 1999. Also, Northern Trust has substantially completed Year 2000 renovation and validation for non-mission critical applications, including non-critical desktop software.

Northern Trust has made substantial progress in integration testing, which will continue through 1999. This testing is designed to assure that logically related systems work with each other while running on compliant versions of hardware and operating system software. During this period, Northern Trust is also using recently-developed, automated verification tools to determine whether any additional changes to already-renovated code are needed.

In addition to its Year 2000 work on systems and applications, Northern Trust through its Business Issues Task Force has coordinated a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that the equipment will function in the Year 2000 or determine that remediation or alternate plans will be needed. The assessment phase of this task has been completed, and renovation, validation and implementation have been completed for almost all of the mission critical equipment identified as needing renovation. Employee access systems in Northern Trust's Chicago complex and New York offices are scheduled to be replaced with Year 2000 ready systems by the end of the third quarter. Contingency plans are also being developed for Northern Trust's important locations, to allow critical functions to continue in the event of infrastructure problems.

Credit and Other Year 2000 Readiness Reviews. As part of its credit analysis process, Northern Trust has developed and implemented a project plan for assessing the Year 2000 readiness of its significant credit clients. Northern Trust completed its initial assessment of Year 2000 readiness for these clients in 1998 and completed a second assessment in July 1999. Northern Trust's Year 2000 readiness review process is intended to identify clients with more than moderate Year 2000 risk so that these clients can be reviewed more closely and their progress more frequently monitored. The responses received from clients as of July 31, 1999, together with publicly-available information evaluated, has led Northern Trust to assign more than moderate Year 2000 risk ratings to credit clients with approximately $116 million in outstanding loans. The ratings reflect some postponements since December 31, 1998 in clients' announced Year 2000 remediation deadlines, which can result in a higher risk rating, as well as other issues identified in the readiness review, including issues relating to credit clients' progress in contingency planning and use of third-party reviews.

Problems encountered by a borrower in developing or executing a Year 2000 strategy are considered as part of the overall credit risk assessment and affect the internal credit ratings assigned to various credit exposures. Year 2000-related credit concerns can affect the continuing assessment of clients' overall risk profiles in a manner that may result in additional credit loss provisions, if appropriate under generally accepted accounting principles.

In addition, as part of its fiduciary activities, Northern Trust has developed and is implementing a plan for taking the Year 2000 issue into consideration in evaluating investment portfolios, and a plan to evaluate and deal with the Year 2000 issues presented by other types of property held in trust. Northern Trust has also contacted fiduciary and other clients to explain its Year 2000 Program and will continue these communications throughout the year.

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

During 1998, Northern Trust completed on-site, Year 2000 due diligence visits with subcustodians who account for most of Northern Trust's global securities processing approximately 95% as measured by market value of holdings and 88% as measured by current transaction volume. Northern Trust has conducted additional reviews by teleconference, and some of the on-site reviews in effect covered more than the location visited because the subcustodian reviewed acts for Northern Trust in several markets. Reviews conducted by at least one of these methods have covered approximately 99.9% of both transaction volume and market value of holdings. Second on-site visits to certain subcustodians are presently under way.

The great majority of these subcustodians appear to be making adequate progress, although Northern Trust has transitioned its business to another subcustodian in one market as a result of concerns that included Year 2000 issues. Northern Trust is a member of the Steering Committee of Custody 2000, a working group within the Global 2000 Coordinating Group of financial institutions around the world which is facilitating Year 2000 testing between global custodians and their subcustodians. Through its own efforts and through its participation in Custody 2000, Northern Trust has been able to test with, or expects to obtain proxy testing information for, the subcustodians in its network other than those where the volume of transactions is so minimal manual processing would be practical. Northern Trust will continue to monitor subcustodians' Year 2000 work throughout the year and develop contingency plans, which will include moving to another subcustodian where necessary and feasible.

Northern Trust also relies on entities such as the Federal Reserve System, Depository Trust Company, Participants Trust Company, Society for Worldwide Interbank Financial Telecommunications (SWIFT), and the Clearing House Interbank Payment Systems (CHIPS) in its securities processing and banking businesses. Testing with these organizations has been completed. Northern Trust has also participated in the securities industry-wide testing sponsored by the Securities Industry Association Asset Managers Forum and in other industry-sponsored tests focussed on securities lending and pricing.

Northern Trust also plans to test for certain key dates in the new century with other critical third party service providers, although it may be necessary to rely on proxy testing in some cases. The majority of this work is now expected to be completed by the end of the third quarter of 1999.

Client Testing. Northern Trust has furnished a Client Testing Catalog to its corporate and institutional clients, describing plans for client testing, and has made available testing documentation, including test results, to clients. Northern Trust expects that most clients will be able to conduct an adequate review of Northern Trust's Year 2000 readiness efforts by reviewing the test documentation provided. Northern Trust has scheduled point-to-point testing for some of its products and services with clients during the third quarter.

Contingency Planning. Although Northern Trust is attempting to monitor and validate the efforts of other parties, it cannot control the success of those efforts. It is also possible that there will be unanticipated problems with systems Northern Trust has renovated and tested. Northern Trust has not tried to predict the severity of the various malfunctions that may occur, alone or in combination with other external or internal problems. Instead, Northern Trust has developed contingency plans, where practical, to provide alternatives to deal with a variety of "threat scenarios". These scenarios involve possible situations where an entity furnishing a critical product or service, or with which Northern Trust has another business relationship critical to its operations, experiences significant Year 2000 difficulties that will affect Northern Trust or where internal problems develop.

Contingency planning is now a principal focus of Northern Trust's Year 2000 work. The contingency planning process has focused on Northern Trust's critical functions, such as securities processing, investment and trading, wire transfer and automated clearing house operations, credit, cash services, fund accounting and servicing, mutual funds, investor services, check processing, financial reporting and balance sheet and liquidity management. In each area the process identified various Year 2000 failure scenarios that could threaten these functions, including power and telecommunications failures, and then identified where practicable alternative methods to perform the function or other strategies to mitigate the effect of the failure.

The basic Year 2000 contingency plans for these critical functions have been completed and reviewed. Testing and refinement of the plans are expected to continue into the third and fourth quarters. These critical function contingency plans are also being used by Northern Trust's various business units as they revise their business continuity plans with the Year 2000 event in prospect.

Each critical function contingency plan is quite specific in its identification of particular threats and steps to mitigate those threats should they materialize. Common mitigating actions include advancing the processing of certain transactions where feasible so it is completed prior to year-end; making copies of key reports, year-end balances and data files to assure the availability of a reference point; developing alternative methods for communicating with clients, vendors and other Northern Trust offices in the event of telecommunications or other communications systems failure; close monitoring of processes and client behavior as year-end approaches to spot unusual developments and react to them early; developing alternative sources of information where feasible for key processes that depend upon pricing or other external data; developing manual work-around solutions where practical; and increasing hours or adding staff from other areas if certain areas experience unusually high demands. The plans also contemplate preparing to generate extra liquidity in various investment portfolios should that prove necessary; preparing to meet potential client demands for increased currency at year-end; and developing additional measures to prevent Year 2000-related frauds and address other security issues.

The Year 2000 contingency planning effort also builds on Northern Trust's existing business continuity plans and recovery capabilities. These include or are expected to include the use of standby power generators for the Chicago data center and some other key locations; synchronous mirroring of data processed at the main data center in Chicago at a nearby back-up site, as well as a contract for remote hotsite recovery in the event of a regional problem; an alternative work site for certain critical functions should the Chicago operations center be unable to function; a redundant, alternate-site backup for wire transfer functions; and independent linkages with major securities depositories. In developing Year 2000 contingency plans for managing balance sheet and liquidity risk, Northern Trust is likewise building on existing plans for dealing with market or other developments that could create funding and liquidity issues. The Year 2000 contingency plans call for restructuring the shorter-term portion of the balance sheet to increase liquidity as year-end approaches; developing alternate sources of funding to meet unusual needs should they occur; and positioning Northern Trust's banking subsidiaries to be able to respond to unusual client demands near and over the year-end. In July, Northern Trust implemented one part of the contingency plan by issuing $200 million in subordinated debt of The Northern Trust Company to bolster its capital prior to year-end.

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

Expenses. The estimated total expense for Northern Trust's Year 2000 renovation project is $35 million. This estimate includes the cost of purchasing licenses for software programming tools, the cost of the time of internal staff in Worldwide Technology, the cost of consultants and $6.0 million of accelerated purchases of equipment necessary to support contingency plans and Year 2000 testing. The estimate does not include the time that internal staff in user departments are devoting to testing programming changes and developing contingency plans, although these efforts are not believed to have added or expected to add significant incremental costs.

These Year 2000 costs have been and are expected to be expensed as incurred, except that the costs for equipment supporting contingency plans and testing is being amortized over its useful life in accordance with Northern Trust's accounting policies. As of June 30, 1999, $29.0 million of the estimated $35 million of project costs have been incurred of which $3.1 million related to capitalized equipment purchases. $2.6 million of costs were incurred in the second quarter of 1999, of which $225 thousand related to capitalized equipment purchases. The remaining costs are expected to be incurred fairly evenly through the first quarter of 2000. Of the total Worldwide Technology Group expenses (excluding depreciation and amortization) for 1997, 1998 and 1999, it is estimated that 12% to 14% will be for Year 2000 renovation costs, or less than 1.5% of Northern Trust's anticipated aggregate noninterest expenses for those years. Although the priority given to Year 2000 work may result in extending the time for completing some other technology projects, these delays are not expected to have a material effect on Northern Trust's business.

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

SIX MONTHS EARNINGS HIGHLIGHTS

Net income per common share increased 13% to $1.67 for the six-month period ended June 30, 1999, up from $1.48 last year. Net income also increased 13% to $194.8 million from $172.1 million in the year-ago period. The ROE increased slightly to 20.63% from 20.60% last year, while the ROA improved to 1.34% from 1.32% in the same period last year.

Total revenues, stated on a FTE basis, increased 11% from 1998 levels. Trust fees totaled $460.7 million, up 16% from $396.0 million last year. Foreign exchange trading profits totaled $54.5 million, up 7% from last year's performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 4% to $49.4 million. The fee portion of these revenues accrued in the period totaled $35.4 million, up from $33.3 million in 1998. Security commissions and trading income totaled $15.2 million, up 6% from $14.4 million reported last year. Other operating income totaled $22.5 million in the period compared with $26.2 million in 1998. The decline from the prior year was due primarily to nonrecurring income in 1998 from second quarter gains on the sale of mortgage loans and the sale of futures exchange memberships, in addition to lower levels of trust deposit-related fees.

Net interest income, stated on a FTE basis, totaled $270.3 million, up 8% from $250.2 million reported last year. The $5.5 million provision for credit losses was $1.5 million below the $7.0 million required in the first half of 1998. Net loan charge-offs totaled $.4 million versus $8.1 million in the same period of last year. Noninterest expenses were up 11% and totaled $538.1 million compared to $483.9 million a year ago.

BALANCE SHEET

Total assets at June 30, 1999 were $30.2 billion and averaged $29.1 billion for the second quarter, up 10% from last year's average of $26.6 billion. Due to continued strong credit demand, loans and leases grew to $15.0 billion at June 30, 1999, and averaged $14.3 billion for the quarter. This compares with $13.6 billion in total loans and leases at June 30, 1998 and $13.1 billion on average for the second quarter of last year. Securities totaled $8.8 billion at June 30, 1999 and averaged $8.1 billion for the second quarter compared to an average of $7.6 billion in the second quarter of 1998. The increase was primarily in short-term federal agency securities.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $1.96 billion at June 30, 1999 and averaged $1.92 billion for the quarter, up 14% from the $1.69 billion average in last year's second quarter. Total stockholders' equity averaged $2.04 billion for the second quarter compared with $1.80 billion in 1998.

On May 18, 1999, the Board of Directors increased the Corporation's stock buyback authorization by approximately 4.9 million shares. As a result, an additional 5.8 million shares may be purchased after June 30, 1999 under the current share buyback program. During the quarter, the Corporation acquired a total of 412,908 shares at a cost of $37.1 million.

Northern Trust Corporation's risk-based capital ratios remained strong at 9.6% for tier 1 capital and 12.5% for total capital at June 30, 1999. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.3% at June 30, 1999, also exceeded the minimum regulatory requirement of 3%. Each of Northern Trust's subsidiary banks had a ratio above 8.4% for tier 1 capital, 11.0% for total risk-based capital, and 6.3% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at June 30, 1999 totaled $45.2 million, compared with $35.2 million at December 31, 1998 and $29.0 million at June 30, 1998. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $44.1 million, or .31% of total domestic loans and leases at June 30, 1999. At December 31, 1998 and June 30, 1998, domestic nonaccrual loans and leases totaled $30.5 million and $24.5 million, respectively.

The following table presents the outstanding amounts of nonaccrual loans and leases, restructured loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

---------------------------------------------------------------------------------------------
                                                June 30    March 31    December 31    June 30
                                             ------------------------------------------------
(In Millions)                                    1999        1999          1998        1998
---------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic
      Residential Real Estate                    $ 5.7       $ 5.3         $ 5.2       $ 3.7
      Commercial                                  35.3        21.7          21.8        18.0
      Commercial Real Estate                       2.2         2.8           2.9         2.6
      Personal                                      .9          .4            .6          .2
----------------------------------------------------------------------------------------------
   Total Domestic                                 44.1        30.2          30.5        24.5
   International                                     -           -             -           -
----------------------------------------------------------------------------------------------
Total Nonaccrual Loans                            44.1        30.2          30.5        24.5
Restructured Loans                                   -           -           2.4         2.5
Other Real Estate Owned                            1.1         2.1           2.3         2.0
----------------------------------------------------------------------------------------------
Total Nonperforming Assets                       $45.2       $32.3         $35.2       $29.0
----------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)     $19.6       $14.3         $30.0       $24.4
----------------------------------------------------------------------------------------------

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

Footnote 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses at June 30, 1999 and identifies the charge-offs and recoveries and the provisions for credit losses during the six-month period ended June 30, 1999. The table below shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the reserve at June 30, 1999, March 31, 1999, December 31, 1998, and June 30, 1998.

----------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
----------------------------------------------------------------------------------------------------------------------------
                                   June 30, 1999          March 31, 1999         December 31, 1998         June 30, 1998
                               ---------------------   ---------------------   ---------------------   ---------------------
                                         Percent of              Percent of              Percent of              Percent of
                               Reserve    Loans to     Reserve    Loans to     Reserve    Loans to     Reserve    Loans to
($ in millions)                Amount    Total Loans   Amount    Total Loans   Amount    Total Loans   Amount    Total Loans
----------------------------------------------------------------------------------------------------------------------------
Specific Reserves              $ 17.3          -%      $ 11.7          -%      $  5.9          -%      $  1.8          -%
----------------------------------------------------------------------------------------------------------------------------
Inherent Reserves
    Residential Real Estate      12.6         41         11.1         43         11.0         43         10.0         40
    Commercial                   65.8         30         73.0         32         77.4         29         78.3         31
    Commercial Real Estate       13.4          5         12.4          5         11.8          5         12.1          5
    Personal                      3.2          9          3.1          9          3.2         11          3.6          9
    Other                           -          5            -          4            -          5            -          7
    Lease Financing               2.9          4          2.9          4          2.9          4          2.9          3
    International                 3.7          6          3.4          3          3.6          3          4.5          5
    Unallocated                  33.0          -         29.6          -         31.0          -         33.5          -
----------------------------------------------------------------------------------------------------------------------------
Total Inherent Reserve         $134.6        100%      $135.5        100%      $140.9        100%      $144.9        100%
----------------------------------------------------------------------------------------------------------------------------
Total Reserve                  $151.9        100%      $147.2        100%      $146.8        100%      $146.7        100%
----------------------------------------------------------------------------------------------------------------------------


Specific Component of the Reserve. At June 30, 1999, the specific component of the reserve stood at $17.3 million, compared to $5.9 million at December 31, 1998 and $11.7 million at March 31, 1999. The increase from March 31 relates primarily to a single commercial loan to a borrower that filed for Chapter 11 reorganization during the quarter.

Allocated Inherent Component of the Reserve. The $4.3 million decrease in the allocated inherent portion of the reserve between March 31 and June 30, 1999 reflects the net effect of several factors. The principal amount of residential real estate loans with lower internal credit ratings increased somewhat, and commercial real estate loans outstanding also increased; both of these factors had the effect of increasing the allocated inherent portion of the reserve. Offsetting these factors were a slight decline during the quarter in commercial loans and a decline in the principal amount of commercial loans in the lower rating categories. In addition, management refined its methodology for determining the allocated inherent portion of the reserve with respect to loans within the lowest internal credit rating categories. This reduced the allocated inherent portion of the reserve for residential real estate, commercial and commercial real estate loans.

Unallocated Inherent Component of the Reserve. The unallocated portion of the inherent loss reserve is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which may not be captured, or captured completely, by the mechanical application of historical loss ratios and other factors used in determining the allocated inherent reserve. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $33.0 million, an increase of $3.4 million from March 31, 1999, reflecting management's judgement that the unallocated inherent component of the reserve should increase in light of the overall increase in the size of the portfolio, the increase in loans in certain segments with higher risk and the increasing maturity of the current economic expansion.

Other Factors. During the six months ended June 30, 1999, there were no significant changes in concentration of credits that impacted asset quality. The total amount of the highest risk loans, those rated "6" to "8" (based on Northern's internal rating scale which closely parallels that of the banking regulators), was $105 million at June 30, 1999 and $97 million at March 31, 1999, reflecting the addition of one significant commercial loan, which was partially offset by improvement in other high-risk categories.

Overall Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $151.9 million at June 30, 1999 compared to $147.2 million at March 31, 1999. The increase reflects deterioration in one commercial loan, which required an increase in the specific component of the reserve. The inherent portion of the reserve declined only slightly since March 31, 1999, consistent with management's assessment that there has been little change in the level of risk in Northern Trust's credit exposures outside of loans for which specific allocations were made. The reserve as a percentage of total loans declined to 1.01% at June 30, 1999 from 1.05% at March 31, 1999.

Provision. The resulting provision for credit losses was $5.0 million during the second quarter of 1999. Net charge-offs were $345 thousand for the period.

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

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, credit quality, planned capital expenditures and technology spending, the completion and effectiveness of Year 2000 work, and the effect of various matters (including Year 2000 issues) on Northern Trust's business. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Those relating to Year 2000 matters also constitute Year 2000 readiness disclosures. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

 . The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

 . Changes in U.S. and worldwide securities markets, with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange.

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

 . Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff, in order to deal with increasing volume and complexity in many of its businesses and technology challenges.

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

 . The accuracy and effectiveness of Northern Trust's assessment of and work on issues such as those described under the caption "Year 2000 Project", including its own systems remediation, its readiness review of its borrowers, and its identification of and planning for various "threat scenarios" in Year 2000 contingency planning.

 . The potential impact on Northern Trust of changes in clients' behavior as a result of clients' own Year 2000 contingency planning or otherwise.

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

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

                                                                                    Second Quarter
                                                      --------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                    1999                                    1998
                                                      ----------------------------------      ----------------------------------
($ in Millions)                                        Interest     Volume       Rate          Interest     Volume       Rate
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Average Earning Assets
Money Market Assets
  Federal Funds Sold and Resell Agreements                $ 11.4   $   934.6       4.88%          $ 14.3   $ 1,025.2       5.61%
  Time Deposits with Banks                                  33.2     2,902.8       4.59             31.1     2,304.0       5.41
  Other Interest-Bearing                                      .7        59.5       5.01               .9        51.8       7.13
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Total Money Market Assets                                   45.3     3,896.9       4.67             46.3     3,381.0       5.49
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Securities
  U.S. Government                                            4.0       306.7       5.23              5.4       369.0       5.99
  Obligations of States and Political Subdivisions           9.9       502.8       7.87              9.5       432.1       8.83
  Federal Agency                                            88.2     7,022.9       5.04             92.9     6,485.3       5.74
  Other                                                      4.6       289.7       6.33              3.9       272.0       5.65
  Trading Account                                             .2        14.3       6.85               .1        12.1       6.65
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Total Securities                                           106.9     8,136.4       5.27            111.8     7,570.5       5.93
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Loans and Leases                                           227.0    14,271.2       6.38            221.2    13,100.7       6.77
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Total Earning Assets                                      $379.2   $26,304.5       5.78%          $379.3   $24,052.2       6.33%
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Average Source of Funds
Deposits
  Savings and Money Market                                $ 36.4   $ 4,759.9       3.07%          $ 35.9   $ 4,303.0       3.35%
  Savings Certificates                                      28.5     2,161.2       5.28             30.4     2,126.5       5.73
  Other Time                                                 8.6       716.4       4.85              6.9       517.4       5.38
  Foreign Offices Time                                      61.2     5,869.7       4.18             64.1     5,183.7       4.96
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Total Deposits                                             134.7    13,507.2       4.00            137.3    12,130.6       4.54
Federal Funds Purchased                                     38.5     3,237.0       4.77             30.2     2,202.5       5.51
Repurchase Agreements                                       21.5     1,832.9       4.71             13.1       967.2       5.44
Commercial Paper                                             1.7       139.8       4.86              2.1       148.3       5.57
Other Borrowings                                            27.4     2,167.0       5.07             45.4     3,421.4       5.32
Senior Notes                                                 7.8       640.6       4.88             11.2       800.9       5.61
Long-Term Debt                                               8.0       458.6       6.93              7.6       422.9       7.20
Debt-Floating Rate Capital Securities                        3.8       267.5       5.64              4.2       267.4       6.29
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Total Interest-Related Funds                               243.4    22,250.6       4.39            251.1    20,361.2       4.95
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Interest Rate Spread                                           -           -       1.39%               -           -       1.38%
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Noninterest-Related Funds                                      -     4,053.9          -                -     3,691.0          -
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Total Source of Funds                                     $243.4   $26,304.5       3.71%          $251.1   $24,052.2       4.19%
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Net Interest Income/Margin                                $135.8           -       2.07%          $128.2           -       2.14%
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                            Second Quarter 1999/98                    Six Months 1999/98
                                                      ----------------------------------      ----------------------------------
                                                          Change Due To                           Change Due To
                                                      ----------------------                  ----------------------
(In Millions)                                           Volume       Rate       Total           Volume       Rate       Total
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Earning Assets                                          $33.0      $(33.1)      $ (.1)          $74.1      $(60.8)      $13.3
Interest-Related Funds                                   19.9       (27.6)       (7.7)           49.6       (56.4)       (6.8)
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------
Net Interest Income                                     $13.1      $ (5.5)      $ 7.6           $24.5      $ (4.4)      $20.1
-------------------------------------------------     ----------  ----------  ----------      ----------  ----------  ----------

                                                      NORTHERN TRUST CORPORATION

                           Six Months
--------------------------------------------------------------
             1999                             1998
-----------------------------    -----------------------------
Interest      Volume     Rate    Interest      Volume     Rate
--------    ---------    ----    --------    ---------    ----

 $ 25.5     $ 1,054.2    4.87%    $ 26.8     $   961.9    5.63%
   73.7       3,189.3    4.66       65.2       2,432.7    5.40
    1.7          71.5    4.92        1.7          48.7    6.98
--------    ---------    ----    --------    ---------    ----
  100.9       4,315.0    4.72       93.7       3,443.3    5.49
--------    ---------    ----    --------    ---------    ----

    8.5         309.4    5.51       12.4         416.9    6.03
   20.0         507.0    7.92       18.5         415.3    8.93
  168.5       6,697.0    5.07      179.4       6,284.6    5.76
    9.3         285.7    6.56        7.1         247.8    5.75
     .4          13.4    6.91         .3          10.5    6.87
--------    ---------    ----    --------    ---------    ----
  206.7       7,812.5    5.33      217.7       7,375.1    5.95
--------    ---------    ----    --------    ---------    ----
  450.7      14,175.7    6.41      433.6      12,918.9    6.77
--------    ---------    ----    --------    ---------    ----
 $758.3     $26,303.2    5.81%    $745.0     $23,737.3    6.33%
--------    ---------    ----    --------    ---------    ----


 $ 71.7     $ 4,692.7    3.08%    $ 69.6     $ 4,229.7    3.32%
   57.7       2,174.9    5.35       60.7       2,125.5    5.76
   15.4         638.8    4.87       14.0         521.5    5.43
  124.3       5,921.3    4.23      132.8       5,367.4    4.99
--------    ---------    ----    --------    ---------    ----
  269.1      13,427.7    4.04      277.1      12,244.1    4.56
   80.1       3,385.3    4.77       66.5       2,436.7    5.50
   47.1       2,014.9    4.72       34.0       1,251.5    5.48
    3.4         139.1    4.91        4.1         146.6    5.61
   47.8       2,030.9    4.74       67.2       2,558.0    5.29
   17.0         693.4    4.91       21.8         775.6    5.64
   15.9         458.4    6.93       15.7         428.6    7.32
    7.6         267.5    5.68        8.4         267.4    6.28
--------    ---------    ----    --------    ---------    ----
  488.0      22,417.2    4.39      494.8      20,108.5    4.96
--------    ---------    ----    --------    ---------    ----
      -             -    1.42%         -             -    1.37%
--------    ---------    ----    --------    ---------    ----
      -       3,886.0       -          -       3,628.8       -
--------    ---------    ----    --------    ---------    ----
 $488.0     $26,303.2    3.74%    $494.8     $23,737.3    4.20%
--------    ---------    ----    --------    ---------    ----
 $270.3             -    2.07%    $250.2             -    2.13%
--------    ---------    ----    --------    ---------    ----

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 28 of this document.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits
           --------

           Exhibit (10)  Material Contracts:

           (i) Amendment of the Northern Trust Corporation Amended 1992 Incentive Stock Plan Dated January 20, 1998.

           (ii) Amendment of the Northern Trust Corporation Amended 1992 Incentive Stock Plan Dated September 15, 1998.

           (iii) Amendment of the Northern Trust Corporation Amended 1992 Incentive Stock Plan Dated May 18, 1999.

           (iv) Amendments effective January 1, 1999 to the Northern Trust Employee Stock Ownership Plan Extending Participation in the Plan to Certain Employees in the United Kingdom.

           Exhibit (27)  Financial Data Schedule.

           Exhibit (99)  Additional Exhibits:

           (i)    Corporate Governance Guidelines Adopted May 18, 1999.

     (b)   Reports on Form 8-K
           -------------------

           In a report on Form 8-K, Northern Trust incorporated in Item 5 its April 19, 1999 press release, reporting on its earnings for the first quarter of 1999. The press release, with summary financial information, was filed pursuant to Item 7.

           In a report on Form 8-K dated May 18, 1999 Northern Trust Corporation incorporated in Item 5 its May 18, 1999 press release, reporting the declaration of a quarterly cash dividend on shares of its common stock in the amount of 24 cents per share. The press release also reported that the Board of Directors increased the Corporation's common stock buy-back authorization by approximately 4.9 million shares, thus allowing the purchase in the future of up to an aggregate of 6.0 million shares of the Corporation's common stock. The press release exhibit was filed pursuant to Item 7 of the Form 8-K.

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



                                          NORTHERN TRUST CORPORATION
                                          --------------------------
                                          (Registrant)



Date:  August 12, 1999                    By:  Perry R. Pero
                                               -------------
                                               Perry R. Pero
                                               Senior Executive Vice President
                                               and Chief Financial Officer



Date:  August 12, 1999                    By:  Harry W. Short
                                               --------------
                                               Harry W. Short
                                               Senior Vice President and
                                               Controller (Chief Accounting
                                               Officer)

                                 EXHIBIT INDEX


The following exhibits have been filed herewith:


Exhibit
Number       Description
------       -----------

(10)         Material Contracts:

             (i)    Amendment of the Northern Trust
                    Corporation Amended 1992 Incentive
                    Stock Plan Dated January 20, 1998.

             (ii)   Amendment of the Northern Trust
                    Corporation Amended 1992 Incentive
                    Stock Plan Dated September 15, 1998.

             (iii)  Amendment of the Northern Trust
                    Corporation Amended 1992 Incentive
                    Stock Plan Dated May 18, 1999.

             (iv)   Amendments effective January 1, 1999
                    to the Northern Trust Employee Stock
                    Ownership Plan Extending
                    Participation in the Plan to Certain
                    Employees in the United Kingdom.

(27)         Financial Data Schedule.

(99)         Additional Exhibits:

             (i)    Corporate Governance Guidelines
                    Adopted May 18, 1999.