Form 10-Q
period 1999-09-30
NORTHERN TRUST CORP
filed 1999-11-12
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________  to  __________________________

Commission File Number 0-5965

NORTHERN TRUST CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-2723087 (I.R.S. Employer Identification No.)
50 SOUTH LA SALLE STREET CHICAGO, ILLINOIS (Address of principal executive offices)	60675 (Zip Code)

Registrant’s telephone number, including area code: (312) 630-6000

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒        No   ☐

111,296,874 Shares — $1.66  2 /3 Par Value
(Shares of Common Stock Outstanding on September 30, 1999)

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN TRUST CORPORATION

CONSOLIDATED BALANCE SHEET

($ In Millions)	September 30 1999	December 31 1998	September 30 1998
Assets
Cash and Due from Banks	$ 1,775.2	$ 2,366.0	$ 1,105.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,304.7	1,164.4	2,878.1
Time Deposits with Banks	4,343.2	3,264.7	2,448.4
Other Interest-Bearing	66.2	21.8	15.4
Securities
Available for Sale	8,740.0	5,375.2	5,994.0
Held to Maturity (Fair value— $729.9 at September 1999, $485.7 at December 1998, $479.7 at September 1998)	734.4	472.5	465.2
Trading Account	13.5	9.1	13.4

Total Securities	9,487.9	5,856.8	6,472.6

Loans and Leases
Commercial and Other	8,864.3	7,761.7	7,926.5
Residential Mortgages	6,184.8	5,885.2	5,674.3

Total Loans and Leases (Net of unearned income—$154.1 at September 1999, $224.3 at December 1998, $219.2 at September 1998)	15,049.1	13,646.9	13,600.8

Reserve for Credit Losses	(144.9)	(146.8)	(146.6)
Buildings and Equipment	356.9	340.2	334.4
Customers’ Acceptance Liability	35.3	33.3	27.7
Trust Security Settlement Receivables	343.6	336.7	338.7
Other Assets	1,067.7	986.0	1,004.1

Total Assets	$33,684.9	$27,870.0	$28,078.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$ 4,027.5	$ 3,927.5	$ 3,383.5
Savings and Money Market Deposits	5,239.8	4,614.7	4,391.0
Savings Certificates	2,180.3	2,175.0	2,189.3
Other Time	551.9	540.2	668.6
Foreign Offices—Demand	445.1	413.4	433.5
—Time	6,616.6	6,531.9	5,975.7

Total Deposits	19,061.2	18,202.7	17,041.6
Federal Funds Purchased	658.0	2,025.1	1,300.8
Securities Sold Under Agreements to Repurchase	2,269.4	2,114.9	1,011.3
Commercial Paper	139.0	148.1	119.5
Other Borrowings	6,710.4	1,099.2	4,513.6
Senior Notes	350.0	700.0	700.0
Long-Term Debt	659.1	458.2	462.7
Debt—Floating Rate Capital Securities	267.5	267.4	267.5
Liability on Acceptances	35.3	33.3	27.7
Other Liabilities	1,412.0	880.8	755.4

Total Liabilities	31,561.9	25,929.7	26,200.1

Stockholders ’ Equity
Preferred Stock	120.0	120.0	120.0
Common Stock, $1.66 [2] /3 Par Value; Authorized 280,000,000 shares at September 1999, December 1998 and September 1998; Outstanding 111,296,874 at September 1999, 111,214,740 at December 1998 and 111,045,729 at September 1998	189.9	189.9	189.9
Capital Surplus	191.1	212.9	217.8
Retained Earnings	1,798.3	1,582.9	1,519.4
Net Unrealized Loss on Securities Available for Sale	(3.0)	(.6)	(.7)
Common Stock Issuable—Performance Plan	55.0	30.4	30.4
Deferred Compensation—ESOP and Other	(49.3)	(44.3)	(44.5)
Treasury Stock —(at cost, 2,663,888 shares at September 1999, 2,746,022 shares at December 1998, and 2,915,033 shares at September 1998)	(179.0)	(150.9)	(153.6)

Total Stockholders’ Equity	2,123.0	1,940.3	1,878.7

Total Liabilities and Stockholders’ Equity	$33,684.9	$27,870.0	$28,078.8

NORTHERN TRUST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

($ In Millions Except Per Share Information)	Third Quarter Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Noninterest Income
Trust Fees	$ 242.4	$ 203.6	$ 703.1	$ 599.6
Foreign Exchange Trading Profits	25.0	23.6	79.5	74.8
Treasury Management Fees	15.8	17.6	51.2	50.9
Security Commissions and Trading Income	6.8	6.9	22.0	21.3
Other Operating Income	16.3	12.9	38.8	39.1
Investment Security Gains	.1	.1	.2	1.3

Total Noninterest Income	306.4	264.7	894.8	787.0

Net Interest Income
Interest Income	404.3	392.9	1,144.5	1,120.5
Interest Expense	276.0	274.9	764.0	769.7

Net Interest Income	128.3	118.0	380.5	350.8
Provision for Credit Losses	.5	1.0	6.0	8.0

Net Interest Income after Provision for Credit Losses	127.8	117.0	374.5	342.8

Noninterest Expenses
Compensation	144.7	126.3	420.3	373.2
Employee Benefits	24.7	23.0	75.3	69.3
Occupancy Expense	19.0	17.4	54.8	51.6
Equipment Expense	16.0	15.9	47.2	47.3
Other Operating Expenses	71.7	61.2	216.6	186.3

Total Noninterest Expenses	276.1	243.8	814.2	727.7

Income before Income Taxes	158.1	137.9	455.1	402.1
Provision for Income Taxes	53.9	47.7	156.1	139.8

Net Income	$ 104.2	$ 90.2	$ 299.0	$ 262.3

Net Income Applicable to Common Stock	$ 102.9	$ 89.0	$ 295.5	$ 258.6

Net Income Per Common Share—Basic	$ .93	$ .81	$ 2.67	$ 2.34
— Diluted	.90	.78	2.57	2.25

Average Number of Common Shares Outstanding—Basic	110,876,292	110,518,171	110,891,008	110,741,579
—Diluted	114,768,876	114,714,190	114,995,654	114,924,110

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In Millions)	Third Quarter Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Net Income	$104.2	$90.2	$299.0	$ 262.3
Other Comprehensive Income (before tax)
Unrealized Losses on Securities Available for Sale
Unrealized Holding Losses Arising during the Period	(6.9)	(1.6)	(3.4)	(3.4)
Less: Reclassification Adjustments for Gains Included in Net Income	(.1)	—	(.2)	(1.1)
Income Tax Benefit Related to Items of Other Comprehensive Income	2.5	.6	1.2	1.7

Other Comprehensive Income	(4.5)	(1.0)	(2.4)	(2.8)

Comprehensive Income	$ 99.7	$89.2	$296.6	$ 259.5

NORTHERN TRUST CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS ’ EQUITY

(In Millions)	Nine Months Ended September 30
	1999	1998
Preferred Stock
Balance at January 1 and September 30	$ 120.0	$ 120.0

Common Stock
Balance at January 1 and September 30	189.9	189.9

Capital Surplus
Balance at January 1	212.9	225.5
Stock Issued— Incentive Plan and Awards	(21.8)	(7.7)

Balance at September 30	191.1	217.8

Retained Earnings
Balance at January 1	1,582.9	1,330.8
Net Income	299.0	262.3
Dividends Declared —Common Stock	(80.1)	(70.1)
Dividends Declared —Preferred Stock	(3.5)	(3.6)

Balance at September 30	1,798.3	1,519.4

Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1	(.6)	2.1
Unrealized Loss, net	(2.4)	(2.8)

Balance at September 30	(3.0)	(.7)

Common Stock Issuable—Performance Plan
Balance at January 1	30.4	11.7
Stock Issuable, net of Stock Issued	24.6	18.7

Balance at September 30	55.0	30.4

Deferred Compensation—ESOP and Other
Balance at January 1	(44.3)	(37.5)
Compensation Deferred	(15.3)	(16.7)
Compensation Amortized	10.3	9.7

Balance at September 30	(49.3)	(44.5)

Treasury Stock
Balance at January 1	(150.9)	(103.5)
Stock Options and Awards	74.1	47.2
Stock Purchased	(102.2)	(97.3)

Balance at September 30	(179.0)	(153.6)

Total Stockholders’ Equity at September 30	$2,123.0	$1,878.7

NORTHERN TRUST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Millions)	Nine Months Ended September 30
	1999	1998
Cash Flows from Operating Activities:
Net Income	$ 299.0	$ 262.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	6.0	8.0
Depreciation on Buildings and Equipment	43.3	39.7
(Increase) Decrease in Interest Receivable	(9.5)	1.2
Decrease in Interest Payable	(1.7)	(9.8)
Amortization and Accretion of Securities and Unearned Income	(229.9)	(175.4)
Amortization of Software, Goodwill and Other Intangibles	46.7	40.4
Net Increase in Trading Account Securities	(4.4)	(4.6)
Other Noncash, net	(67.9)	38.1

Net Cash Provided by Operating Activities	81.6	199.9

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(140.3)	113.6
Net Increase in Time Deposits with Banks	(1,078.5)	(165.2)
Net (Increase) Decrease in Other Interest-Bearing Assets	(44.4)	19.1
Purchases of Securities-Held to Maturity	(137.6)	(180.9)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	115.5	173.8
Purchases of Securities-Available for Sale	(29,609.0)	(81,697.8)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	26,682.8	79,685.2
Net Increase in Loans and Leases	(1,341.0)	(1,090.7)
Purchases of Buildings and Equipment	(59.9)	(57.7)
Net Increase in Trust Security Settlement Receivables	(6.9)	(47.3)
Decrease in Cash Due to Acquisitions	—	(15.0)
Other, net	2.4	(.9)

Net Cash Used in Investing Activities	(5,616.9)	(3,263.8)

Cash Flows from Financing Activities:
Net Increase in Deposits	858.5	681.6
Net Increase (Decrease) in Federal Funds Purchased	(1,367.1)	479.6
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	154.5	(128.4)
Net Decrease in Commercial Paper	(9.1)	(27.3)
Net Increase in Short-Term Other Borrowings	5,582.5	1,155.0
Proceeds from Term Federal Funds Purchased	5,948.0	1,387.9
Repayments of Term Federal Funds Purchased	(5,919.3)	(905.9)
Proceeds from Senior Notes & Long-Term Debt	801.1	801.0
Repayments on Senior Notes & Long-Term Debt	(950.1)	(862.8)
Treasury Stock Purchased	(101.8)	(96.6)
Net Proceeds from Stock Options	19.0	12.1
Cash Dividends Paid on Common and Preferred Stock	(83.7)	(73.9)
Other, net	12.0	7.9

Net Cash Provided by Financing Activities	4,944.5	2,430.2

Decrease in Cash and Due from Banks	(590.8)	(633.7)
Cash and Due from Banks at Beginning of Year	2,366.0	1,738.9

Cash and Due from Banks at September 30	$ 1,775.2	$ 1,105.2

Schedule of Noncash Investing Activities:
Transfer of Securities from Available for Sale to Held to Maturity	$ 239.8	$ —
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$ 765.7	$ 779.6
Income Taxes Paid	6.7	79.1

Notes to Consolidated Financial Statements

           1. Basis of Presentation—The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 1999 and 1998 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

           2. Securities—The following table summarizes the book and fair values of securities.

(In Millions)	September 30, 1999		December 31, 1998		September 30, 1998
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity
U.S. Government	$ 55.2	$ 55.2	$ 55.3	$ 55.4	$ 55.2	$ 55.4
Obligations of States and Political Subdivisions	471.4	469.7	261.8	277.2	265.6	282.3
Federal Agency	.5	.4	3.0	3.0	5.0	5.1
Other	207.3	204.6	152.4	150.1	139.4	136.9

Subtotal	734.4	729.9	472.5	485.7	465.2	479.7

Available for Sale
U.S. Government	202.4	202.4	260.0	260.0	271.8	271.8
Obligations of States and Political Subdivisions	15.7	15.7	266.1	266.1	194.6	194.6
Federal Agency	8,350.0	8,350.0	4,695.4	4,695.4	5,389.9	5,389.9
Preferred Stock	106.5	106.5	135.4	135.4	118.6	118.6
Other	65.4	65.4	18.3	18.3	19.1	19.1

Subtotal	8,740.0	8,740.0	5,375.2	5,375.2	5,994.0	5,994.0

Trading Account	13.5	13.5	9.1	9.1	13.4	13.4

Total Securities	$9,487.9	$9,483.4	$5,856.8	$5,870.0	$6,472.6	$6,487.1

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	September 30, 1999
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$ 55.2	$—	$—	$ 55.2
Obligations of States and Political Subdivisions	471.4	5.7	7.4	469.7
Federal Agency	.5	—	.1	.4
Other	207.3	—	2.7	204.6

Total	$734.4	$ 5.7	$10.2	$729.9

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	September 30, 1999
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$ 202.5	$ .1	$ .2	$ 202.4
Obligations of States and Political Subdivisions	16.8	—	1.1	15.7
Federal Agency	8,355.3	—	5.3	8,350.0
Preferred Stock	106.5	.2	.2	106.5
Other	66.3	—	.9	65.4

Total	$8,747.4	$ .3	$7.7	$8,740.0

            Unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled $3.4 million and none, respectively, as of September 30, 1999. At September 30, 1999, stockholders’ equity included a charge of $3.0 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.

           3. Pledged Assets—Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.8 billion on September 30, 1999, $5.6 billion on December 31, 1998 and $6.4 billion on September 30, 1998.

           4. Contingent Liabilities—Standby letters of credit outstanding were $1.8 billion on September 30, 1999, $1.6 billion on December 31, 1998 and $1.6 billion on September 30, 1998.

           5. Loans and Leases—Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 1999	December 31, 1998	September 30, 1998

Domestic
Residential Real Estate	$ 6,184.8	$ 5,885.2	$ 5,674.3
Commercial	4,477.6	3,937.9	3,987.9
Broker	141.8	147.6	100.1
Commercial Real Estate	735.1	677.1	624.2
Personal	1,506.0	1,463.4	1,366.7
Other	792.8	509.6	697.3
Lease Financing	618.1	528.3	452.7

Total Domestic	14,456.2	13,149.1	12,903.2
International	592.9	497.8	697.6

Total Loans and Leases	$15,049.1	$13,646.9	$13,600.8

           At September 30, 1999, other domestic and international loans included $892.5 million of overnight trust-related advances primarily in connection with next day security settlements, compared with $592.6 million at December 31, 1998 and $879.1 million at September 30, 1998.

           At September 30, 1999, nonperforming loans totaled $28.9 million. Included in this amount were loans with a recorded investment of $27.0 million which were also classified as impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $5.1 million had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $21.9 million had an allocated reserve of $9.9 million. For the third quarter of 1999, the total recorded investment in impaired loans averaged $37.6 million. Total interest income recorded on impaired loans for the quarter ended September 30, 1999 was $29 thousand.

           At September 30, 1998, nonperforming loans totaled $29.6 million and included $25.6 million of impaired loans. Of these impaired loans, $7.8 million had no reserve allocation while $17.8 million had an allocated reserve of $1.6 million. Total recorded investment in impaired loans for the third quarter of 1998 averaged $24.4 million with $25 thousand of interest income recognized on such loans.

            6. Reserve for Credit Losses—Changes in the reserve for credit losses were as follows:

(In Millions)	Nine Months Ended September 30
	1999	1998
Balance at Beginning of Period	$146.8	$147.6
Charge-Offs
Commercial Real Estate	(.2)	(.2)
Other	(8.8)	(10.6)
International	—	—

Total Charge-Offs	(9.0)	(10.8)

Recoveries	1.1	1.6

Net Charge-Offs	(7.9)	(9.2)
Provision for Credit Losses	6.0	8.0
Reserve Related to Acquisitions	—	.2

Balance at End of Period	$144.9	$146.6

           The reserve for credit losses represents management’s estimate of probable inherent losses which have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures.

           The result is a reserve with the following components:

           Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay.

           Allocated Inherent Reserve.    The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust’s credit exposures based on internal credit ratings. These loss factors are primarily based on management’s judgment concerning the effect of the business cycle on the creditworthiness of Northern Trust’ s borrowers, as well as historical charge-off experience.

           Unallocated Inherent Reserve.     Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan categories. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss reserve reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

            7. Net Income Per Common Share Computations— The computation of net income per common share is presented in the following table.

	Third Quarter Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	1999	1998	1999	1998
Basic Net Income Per Common Share:
Net Income	$104.2	$90.2	$299.0	$262.3
Less: Dividends on Preferred Stock	(1.3)	(1.2)	(3.5)	(3.7)

Net Income Applicable to Common Stock	$102.9	$89.0	$295.5	$258.6
Average Number of Common Shares Outstanding	110,876,292	110,518,171	110,891,008	110,741,579
Basic Net Income Per Common Share	$.93	$.81	$2.67	$2.34

Diluted Net Income Per Common Share:
Net Income Applicable to Common Stock	$102.9	$89.0	$295.5	$258.6

Average Number of Common Shares Outstanding	110,876,292	110,518,171	110,891,008	110,741,579
Plus Dilutive Potential Common Shares:
Stock Options	2,783,161	3,177,807	3,036,139	3,251,476
Performance Shares	735,524	666,301	708,732	597,784
Other	373,899	351,911	359,775	333,271

Average Common and Potential Common Shares	114,768,876	114,714,190	114,995,654	114,924,110
Diluted Net Income Per Common Share	$.90	$.78	$2.57	$2.25

           8. Accounting Standards Pronouncements —On January 1, 1999, Northern Trust adopted Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires the capitalization of certain external and internal costs of computer software developed or obtained for internal use. Salary and benefit costs totaling $3.1 million and $9.6 million, were capitalized in the third quarter and nine months ended September 30, 1999, respectively, as a result of adopting SOP 98-1.

           In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

           In July 1999, FASB issued SFAS No. 137 which amended SFAS No. 133 by deferring the effective date by one year to January 1, 2001 from January 1, 2000. Although early adoption is permitted, Northern Trust plans to adopt the new statement on January 1, 2001.

           The accounting requirements of this statement are complex and the Financial Accounting Standards Board is in the process of responding to several significant interpretation requests. Northern Trust has concluded that certain of its present hedge strategies, including those used to manage fixed interest rate risk in its loan portfolio, are not likely to qualify for the special accounting treatment contemplated by SFAS No. 133. Accordingly, management is evaluating various alternatives for managing interest rate risk which may include adjustments to hedge strategies, termination of certain swap contracts, sale of fixed rate assets and issuance of longer-term fixed rate liabilities. Management would expect to implement one or more of these alternatives prior to, or in connection with the adoption of SFAS No. 133. Until the interpretive issues referred to above are addressed and these alternatives fully evaluated by management, it is not possible to quantify the actual impact that this statement will have on the earnings and financial position of Northern Trust. Management does expect that a reduction in the use of interest rate swaps to manage interest rate risk could reduce net interest income by up to $3.0 million on an annualized basis.

           9. Bank Subordinated Notes—On July 27, 1999, The Northern Trust Company (the Bank) issued $200 million of 7.10% fixed-rate subordinated notes due August 1, 2009 at a discount to yield 7.109%. Under the terms of the October 1999 offering circular, the Bank has the ability to offer up to an additional $300 million of subordinated notes and may offer senior notes from time to time, as long as there is never more than $3.7 billion outstanding at any time.

           10. Acquisition—On May 15, 1998, Northern Trust Corporation completed the acquisition of Trustbank Financial Corp., parent company of Trust Bank of Colorado, for approximately $15 million in cash. The transaction was recorded under the purchase method of accounting. Included in the acquisition cost was $10.4 million of goodwill which is being amortized over fifteen years.

11. Business Segments

           The tables on pages 17 and 18 reflecting the earnings contribution of Northern Trust’s business segments for the third quarter and nine months ended September 30, 1999 and 1998 are incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER EARNINGS HIGHLIGHTS

           Net income increased 16% to a record $104.2 million from the $90.2 million earned in the third quarter of last year. Net income per common share on a diluted basis increased 15% to a record $.90 for the third quarter, up from $.78 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 20.85% versus 20.55% reported last year, and an annualized return on average assets (ROA) of 1.33% versus 1.30% in 1998. The quarter included nonrecurring revenues from a branch sale and the sale of some mortgage servicing rights amounting to $3.9 million, or approximately $.02 in earnings per share. Trust fees grew by 19% contributing significantly to the 13% increase in total revenues to $445.3 million.

           The 15% earnings per share growth was well above Northern Trust’s minimum goal of 10%, the return on average common equity of 20.85% exceeded the 18–20% target range for the tenth consecutive quarter, and the productivity ratio of 161% exceeded the 160% target for this key measure.

Noninterest Income

           Noninterest income increased 16% and totaled $306.4 million for the quarter, accounting for 69% of total taxable equivalent revenue. Trust fees of $242.4 million increased 19% or $38.8 million over the like period of 1998, and represented 79% of noninterest income and 54% of total taxable equivalent revenue. This fee growth was driven by strong new business and higher market values of trust assets administered. Trust assets under administration have grown 22% to $1.38 trillion since September 30, 1998 and 3% since June 30, 1999, as very strong new business was offset by declines in equity values during the third quarter. Trust assets under the management of Northern Trust grew 19% from the prior year and totaled $262.8 billion at September 30, 1999. At December 31, 1998, trust assets under administration totaled $1.26 trillion with $236.0 billion under management.

           Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based trust fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as trust fee income. In addition, certain accounts may be on a fixed annual fee. Therefore, market value or other changes in a portfolio ’s size do not typically have a proportionate impact on the level of trust fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

           Trust fees from Personal Financial Services (PFS) increased 22% from the prior year level of $99.3 million and totaled $121.0 million for the third quarter. This performance reflects continued strong new business throughout Northern Trust ’s national PFS network and favorable equity markets through June 30, 1999, when market values used in calculating most personal trust fees for the third quarter were determined. All seven states in the PFS network recorded increases in trust fees of 15% or greater, with Florida, Arizona and Texas each up 24% or more. The Wealth Management Group also had excellent performance, with trust fees increasing 31%. Wealth Management now administers $43.7 billion for significant family asset pools worldwide, up 37% from last year.

           Total personal trust assets under administration increased $26.9 billion from the prior year and $10.5 billion since December 31, 1998, and totaled $131.7 billion at September 30, 1999. Of the personal trust assets under administration, $81.4 billion is managed by Northern Trust compared to $65.0 billion one year ago and $73.4 billion at December 31, 1998. Net recurring PFS new business transitioned or expected to transition during 1999 was $48 million in annualized trust fees through September 30, 1999. In comparison, net recurring new business transitioned for all of 1998 was $40 million.

            During the quarter the PFS office network expanded further with the opening of an office in the Northwestern Memorial Hospital in Chicago. In addition, PFS moved to a new and larger Oak Street facility built on the site of its prior office on Chicago ’s north side, allowing Northern Trust to provide a broader spectrum of trust and banking services to this key market.

           In October 1999, Northern Trust and Northwestern Mutual Life Insurance Company entered into agreements by which the two companies will cooperate in offering trust services to Northwestern Mutual Life customers and in referring certain customers to each other. There are three principal aspects to the relationship, which has an initial term of three years from the date Northwestern Mutual commences operations for its start-up trust company, but not to extend beyond June 30, 2003, unless renewed. The first aspect is a service agreement whereby Northern Trust will provide administrative, systems, consulting and training support to the trust company that Northwestern Mutual plans to form. Second, Northern Trust will be the sole provider of special asset and investment management services to Northwestern Mutual’s new trust company. Third, a referral program will allow Northwestern Mutual agents to refer clients with complex financial needs directly to Northern Trust and will allow Northern Trust to refer its trust clients on a non-exclusive basis directly to Northwestern Mutual agents for life insurance services. The direct referral program from Northwestern Mutual to Northern Trust is scheduled to begin in three midwestern states before mid-2000, and is planned to gradually expand to many other geographic markets over the term of the agreements. The agreements also reflect Northern Trust’s commitment not to offer life insurance products during the term of the agreements.

           Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 16% and totaled $121.4 million compared to $104.3 million in the year-ago quarter, reflecting strong new business. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the third quarter fee growth. Fees from asset management increased 34% to $40.5 million. Excellent new business results increased fees generated by Northern Trust Retirement Consulting, L.L.C., which were up 34%, to $12.1 million from last year’s third quarter. Custody fees increased to $41.3 million or 9% from the year-ago period while securities lending fees increased 2% to $20.5 million.

           Total C&IS trust assets under administration increased to $1.25 trillion at September 30, 1999, up 22% from September 30, 1998 and 10% from December 31, 1998. Of the C&IS trust assets under administration, $181.4 billion is managed by Northern Trust, up 17% from September 30, 1998. Trust assets under administration included approximately $228 billion of global custody assets.

           Net new C&IS business transitioned or expected to transition during 1999 was $73 million in annualized trust fees through September 30, 1999. In comparison, net new business transitioned for all of 1998 was $70 million. Approximately 70% of the net new business represents new services sold to existing clients. Year 2000 readiness planning by prospective new clients and Northern Trust may moderate new business sales during the remainder of 1999, as some clients may choose to defer until next year transitions between custodians. The business that is being sold now for transition in 2000 is not included in 1999 new business figures, but rather will be reported in next year’s numbers.

           Foreign exchange trading profits were $25.0 million compared to $23.6 million in the third quarter of the prior year, benefiting from increased volatility in certain currencies, partially offset by slightly lower client transaction levels.

           Total treasury management revenues from both fees and the computed value of compensating deposit balances increased 1% from the third quarter of 1998 to $24.6 million. The fee portion of these revenues accrued in the quarter was $15.8 million, down from $17.6 million in the comparable quarter last year.

           Security commissions and trading income of $6.8 million were virtually unchanged from a year ago. This reflects a 6% increase in brokerage commissions at Northern Trust Securities, Inc., offset by the absence of futures commissions resulting from Northern Trust’s exit from the futures business in 1998. Other operating income was $16.3 million for the third quarter compared with $12.9 million in the same period of last year. Included in the current quarter is $3.9 million of nonrecurring income resulting from the sale of Northern Trust’s Harlem Avenue Branch on the northwest side of Chicago, reflecting a decision to better focus resources on targeted markets, and the sale of mortgage servicing rights on certain loans that were previously sold. The prior period included a $500 thousand gain from the sale of futures exchange memberships. Excluding these nonrecurring items, other operating income was essentially unchanged.

Net Interest Income

           Net interest income for the quarter totaled $128.3 million, 9% higher than the $118.0 million reported in the third quarter of 1998. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $138.9 million, up 9% from the $127.7 million reported in 1998. The increase in net interest income reflects 12% growth in average earning asset levels and higher levels of noninterest-related funds. The net interest margin was 1.95% versus 2.01% reported in the year-ago quarter. The decline in the margin from a year ago is largely attributable to the growth in low risk, short-term securities and money market assets.

           Earning assets for the third quarter averaged $28.2 billion, up 12% from the $25.2 billion average for the same quarter of 1998. The $3.0 billion growth in average earning assets was comprised of a $1.2 billion or 9% increase in loans and leases, a $514 million or 6% increase in securities and a $1.3 billion or 37% increase in money market assets.

           The loan growth was concentrated within the domestic portfolio which increased $1.3 billion to average $14.1 billion, while international loans decreased by $100 million. Residential mortgage loans, which represent 42% of the total loan portfolio, increased $565 million or 10% to average $6.1 billion for the quarter. Commercial and industrial loans averaged $4.4 billion during the third quarter compared to $4.1 billion in the prior year quarter.

           Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $14.4 billion, up 11% or $1.4 billion from the third quarter of 1998. This growth came principally from savings and money market deposits (up $644.3 million) and foreign office time deposits (up $921 million). The increase in foreign office time deposits resulted primarily from continued growth in global custody activity. Other interest-related funds grew 14% or $1.2 billion, resulting predominantly from higher levels of federal funds purchased, securities sold under agreements to repurchase, senior notes and subordinated debt, offset in part by lower levels of Treasury, tax and loan balances. Noninterest-related funds increased 9% to average $4.0 billion, due to growth in common stockholders’ equity, resulting from retained earnings, and higher levels of demand deposits.

Provision for Credit Losses

           The provision for credit losses of $500 thousand in the third quarter compares to $1.0 million in the same quarter of 1998. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section starting on page 25.

Noninterest Expenses

           Noninterest expenses totaled $276.1 million for the quarter, an increase of 13% or $32.3 million from the $243.8 million in the year-ago quarter. Over 60% of the increase in noninterest expenses related to salaries, incentives and employee benefits. The remaining expense growth reflects costs associated with technology investments, business promotion, and expansion of the PFS office network.

            Compensation and employee benefits, which represent 61% of total noninterest expenses, increased to $169.4 million from $149.3 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and higher performance-based incentives. These increases were partially offset by some staff reductions resulting from the outsourcing of Northern Trust’s Illinois check processing activities at year-end 1998, as well as by the capitalization of salary costs associated with the development of software in accordance with SOP 98-1 (as described in Note 8). Staff levels on a net basis increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at September 30, 1999 totaled 8,360, up 5% from 7,950 at September 30 of last year. Staff levels would have been approximately 9% higher than a year ago had the Corporation not outsourced the Illinois check processing function at year-end. Higher performance-based compensation is principally attributable to increased costs for incentive plans as a result of strong new business, investment performance and the impact of a higher stock price on stock-based compensation plans.

           Net occupancy expense totaled $19.0 million, up 10% from $17.4 million in the third quarter of 1998, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. The principal components of the increase were higher net rental costs, real estate taxes, utilities and building depreciation expense.

           Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $16.0 million, up 1% from the $15.9 million reported in the third quarter of 1998. Increases in depreciation of computer hardware, personal computers and office furniture were essentially offset by reductions in maintenance costs of computers and equipment as a result of outsourcing the Illinois check processing function.

           Other operating expenses in the quarter totaled $71.7 million compared to $61.2 million last year. Professional services associated with the outsourcing of check processing increased other operating expenses by $4.0 million. Higher 1999 expense levels also reflect continued investment in technology, expansion of the PFS office network, and higher operating expenses necessary to support business growth. The expense categories most affected by these factors were business development, purchased professional services, postage and supplies and software amortization. Partially offsetting these increases, and reflected in other expenses, was a lower level of costs from processing errors incurred in servicing and managing financial assets and performing banking activities.

           The components of other operating expenses were as follows:

	Third Quarter Ended September 30
(In Millions)	1999	1998
Business Development	$ 9.3	$ 8.1
Purchased Professional Services	27.4	20.6
Telecommunications	4.7	4.1
Postage and Supplies	6.5	5.3
Software Amortization	12.2	10.0
Goodwill and Other Intangibles Amortization	3.5	3.6
Other Expenses	8.1	9.5

Total Other Operating Expenses	$71.7	$61.2

Provision for Income Taxes

           The provision for income taxes was $53.9 million for the third quarter compared with $47.7 million in the year-ago quarter. The higher tax provision in 1999 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate was 34.1% for 1999 and 34.6% for 1998.

BUSINESS SEGMENTS

           The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the third quarter ended September 30, 1999 and 1998.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Consolidated
($ in Millions)	1999	1998	1999	1998	1999	1998	1999	1998
Noninterest Income
Trust Fees	$ 121.4	$ 104.3	$ 121.0	$ 99.3	$ —	$ —	$ 242.4	$ 203.6
Other	47.2	47.3	17.0	12.3	(.2)	1.5	64.0	61.1
Net Interest Income after Provision for Credit Losses*	42.8	39.7	92.6	83.0	3.0	4.0	138.4	126.7
Noninterest Expenses	135.7	120.5	134.2	114.1	6.2	9.2	276.1	243.8

Income before Income Taxes*	75.7	70.8	96.4	80.5	(3.4)	(3.7)	168.7	147.6
Provision for Income Taxes*	29.4	27.8	36.7	31.9	(1.6)	(2.3)	64.5	57.4

Net Income	$ 46.3	$ 43.0	$ 59.7	$ 48.6	$ (1.8)	$ (1.4)	$ 104.2	$ 90.2

Percentage Net Income Contribution	44%	48%	57%	54%	(1)%	(2)%	100%	100%

Average Assets	$13,821.2	$11,845.9	$11,591.9	$10,216.2	$5,681.7	$5,499.1	$31,094.8	$27,561.2

            *Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $10.6 million for 1999 and $9.7 million for 1998.

           The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the nine months ended September 30, 1999 and 1998.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Consolidated
($ in Millions)	1999	1998	1999	1998	1999	1998	1999	1998
Noninterest Income
Trust Fees	$ 353.1	$ 310.6	$ 350.0	$ 289.0	$ —	$ —	$ 703.1	$ 599.6
Other	146.9	143.1	44.0	38.2	.8	6.1	191.7	187.4
Net Interest Income after Provision for Credit Losses*	123.1	108.2	272.1	247.0	8.0	14.7	403.2	369.9
Noninterest Expenses	393.1	364.2	394.5	332.8	26.6	30.7	814.2	727.7

Income before Income Taxes*	230.0	197.7	271.6	241.4	(17.8)	(9.9)	483.8	429.2
Provision for Income Taxes*	90.1	77.8	106.4	95.7	(11.7)	(6.6)	184.8	166.9

Net Income	$ 139.9	$ 119.9	$ 165.2	$ 145.7	$ (6.1)	$ (3.3)	$ 299.0	$ 262.3

Percentage Net Income Contribution	47%	46%	55%	56%	(2)%	(2)%	100%	100%

Average Assets	$12,978.7	$11,403.7	$11,335.3	$9,933.7	$5,558.7	$5,381.4	$29,872.7	$26,718.8

            *Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $28.7 million for 1999 and $27.1 million for 1998.

Corporate and Institutional Services

           C&IS net income for the quarter totaled $46.3 million, an 8% increase from the third quarter of 1998. Noninterest income increased 11% to $168.6 million in the third quarter of 1999 from $151.6 million in last year’s third quarter. Trust fees reflecting strong new business growth increased 16% to $121.4 million in the current quarter compared to $104.3 million in the year-ago quarter. Other income was virtually unchanged at $47.2 million from the prior year.

           Net interest income after provision for credit losses stated on a FTE basis increased 8% to $42.8 million in the current quarter, from $39.7 million in last year’s third quarter. Contributing to the improvement was a 15% increase in average earning assets, offset in part by a higher provision for credit losses and a reduction in the net interest margin from 1.53% in last year’s third quarter to 1.46% in the current quarter.

            Noninterest expenses were up 13% to $135.7 million in the current quarter due primarily to staff growth and increased expense allocations for product and operations support.

Personal Financial Services

           PFS net income for the quarter increased 23% from a year ago to $59.7 million. Excluding $3.9 million in nonrecurring gains, PFS net income increased 18%. Noninterest income increased 24% to $138.0 million in the current quarter from $111.6 million in last year’s third quarter. The increase was due primarily to a 22% increase in trust fees which totaled $121.0 million in the current quarter, resulting from strong new business growth and favorable equity markets through June 30, 1999, when market values used in calculating most personal trust fees for the third quarter were determined. Other income increased 38% from $12.3 million in last year’s third quarter to $17.0 million in the current quarter. Included in the current quarter is $3.9 million of nonrecurring income resulting from the sale of Northern Trust’ s Harlem Avenue Branch on the northwest side of Chicago and the sale of mortgage servicing rights on certain loans that were previously sold. Excluding these nonrecurring items, other income increased 5% due principally to a 6% increase in brokerage commissions at Northern Trust Securities, Inc.

           Net interest income after provision for credit losses stated on a FTE basis increased 12% to $92.6 million in the current quarter, due to a $1.2 billion increase in average loan volume and a 10% increase in deposits. Partially offsetting this increase was a reduction in the net interest margin from 3.40% last year to 3.35% in the current quarter.

           Noninterest expenses increased 18% to $134.2 million in the current quarter from $114.1 million in last year’s third quarter. Approximately one-half of the increase related to salaries, incentives and employee benefits driven by staff growth and performance-based incentive plans, and approximately 40% of the increase resulted from higher expense allocations for product and operations support. In addition, business promotion costs increased 20% as PFS continued to expand its advertising and special client programs during the quarter.

Treasury and Other

           The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. “Other” corporate income and expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. The third quarter results of Treasury and Other reflect a lower level of net interest income which was more than offset by lower levels of noninterest expense. In addition, the results for the third quarter of last year included a nonrecurring gain from the sale of futures exchange memberships.

YEAR 2000 PROJECT

           Remediation Status.     Earlier in 1999, Northern Trust completed Year 2000 renovation and validation for all mission critical information technology systems, including those provided by third parties. Northern Trust has used an inclusive definition of “mission critical” items in measuring and reporting its progress, with approximately 90% of Northern Trust’s core applications included in this category. Northern Trust has also completed the implementation stage, in which systems or applications are returned to production after the review of test results, for all of these systems. Also, Northern Trust has substantially completed Year 2000 work through the implementation stage for non-mission critical applications, including non-critical desktop software.

           Northern Trust has completed one round of integration testing and is in the process of completing a final set of these tests. This testing is designed to verify that logically related systems work with each other while running on renovated versions of hardware and operating system software. Northern Trust also continues to use recently-developed, automated verification tools to determine whether any additional changes to already-renovated code are needed.

            In addition to its Year 2000 work on systems and applications, Northern Trust, through its Business Issues Task Force, has coordinated a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that the equipment will function in the Year 2000 or determine that remediation or alternate plans will be needed. The assessment, renovation, validation and implementation phases of this task have been completed for all of the mission critical equipment identified as needing renovation. Contingency plans have been developed for Northern Trust’s important locations, to allow critical functions to continue in the event of infrastructure problems.

           Credit and Other Year 2000 Readiness Reviews.     As part of its credit analysis process, Northern Trust has developed and implemented a project plan for assessing the Year 2000 readiness of its significant credit clients. Northern Trust completed its initial assessment of Year 2000 readiness for these clients in 1998, a second assessment in July 1999 and a third assessment in October and early November 1999. Northern Trust’s Year 2000 readiness review process is intended to identify clients with more than moderate Year 2000 risk so that these clients can be reviewed more closely and their progress more frequently monitored. The information received from clients through the date of this report, together with publicly-available information evaluated, has led Northern Trust to assign more than moderate Year 2000 risk ratings to credit clients with approximately $99 million in outstanding loans. The ratings reflect some client postponements in announced Year 2000 remediation deadlines or failure to meet previously-announced deadlines, which can result in a higher risk rating, as well as other issues identified in the readiness review, including issues relating to credit clients’ progress in contingency planning and use of third-party reviews.

           Problems encountered by a borrower in developing or executing a Year 2000 strategy are considered as part of the overall credit risk assessment and affect the internal credit ratings assigned to various credit exposures. Year 2000-related credit concerns can affect the continuing assessment of clients ’ overall risk profiles in a manner that could result in additional credit loss provisions, if appropriate under generally accepted accounting principles. Reviews to date, however, have not identified any situations where management believes it probable that a loss has been incurred because of Year 2000 issues.

           In addition, as part of its fiduciary activities, Northern Trust has implemented a plan for taking the Year 2000 issue into consideration in evaluating investment portfolios, and a plan to evaluate and deal with the Year 2000 issues presented by other types of property held in trust. Northern Trust has also contacted fiduciary and other clients to explain its Year 2000 Program and will continue these communications throughout the balance of the year.

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

           During 1998, Northern Trust completed on-site, Year 2000 due diligence visits with subcustodians who account for most of Northern Trust’s global securities processing— approximately 95% as measured by market value of holdings and 88% as measured by current transaction volume. Northern Trust has conducted additional reviews by teleconference, and some of the on-site reviews in effect covered more than the location visited because the subcustodian reviewed acts for Northern Trust in several markets. Reviews conducted by at least one of these methods have covered approximately 99.9% of both transaction volume and market value of holdings. Second on-site visits to certain subcustodians were completed during the third quarter of 1999.

           The great majority of these subcustodians appear to be making adequate progress, although Northern Trust earlier in the year transitioned its business to another subcustodian in one market as a result of concerns that included Year 2000 issues. Northern Trust is a member of the Steering Committee of Custody 2000, a working group within the Global 2000 Coordinating Group of major financial institutions around the world which is facilitating Year 2000 testing between global custodians and their subcustodians. Through its own efforts and through its participation in Custody 2000, Northern Trust has been able to test with, or has obtained or expects to obtain proxy testing information for, the subcustodians in its network other than those where the volume of transactions is so minimal that manual processing would be practical. Northern Trust will continue to monitor subcustodians’ Year 2000 work throughout the remainder of the year and develop contingency plans, which will include moving to another subcustodian where necessary and feasible.

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

           Northern Trust also has tested directly or reviewed proxy test data for certain key dates in the next year with most other critical third party service providers, and will conduct additional tests in the fourth quarter.

           Client Testing.    Northern Trust has furnished a Client Testing Catalog to its corporate and institutional clients, describing plans for client testing, and has made available testing documentation, including internal test results, to clients. Northern Trust expects that most clients will be able to conduct an adequate review of Northern Trust’s Year 2000 readiness efforts by reviewing the test documentation provided. Northern Trust has also conducted some point-to-point testing with clients during the third quarter.

           Contingency Planning.     Although Northern Trust is attempting to monitor and validate the efforts of other parties, it cannot control the success of those efforts. It is also possible that there will be unanticipated problems with systems Northern Trust has renovated and tested. Northern Trust has not tried to predict the severity of the various malfunctions that may occur, alone or in combination with other external or internal problems. Instead, Northern Trust has developed contingency plans, where practical, to provide alternatives to deal with a variety of “threat scenarios.” These scenarios involve possible situations where an entity furnishing a critical product or service, or with which Northern Trust has another business relationship critical to its operations, experiences significant Year 2000 difficulties that may affect Northern Trust or where internal problems develop.

           Contingency planning is now a principal focus of Northern Trust’s Year 2000 work. The contingency planning process has focused on Northern Trust’s critical functions, such as securities processing, investment and trading, wire transfer and automated clearing house operations, credit, cash services, fund accounting and servicing, mutual funds, investor services, check processing, financial reporting and balance sheet and liquidity management. In each area the process identified various Year 2000 failure scenarios that could threaten these functions, including power and telecommunications failures, and then identified, where practicable, alternative methods to perform the function or other strategies to mitigate the effect of the failure.

           The basic Year 2000 contingency plans for these critical functions have been completed and reviewed. The plans were updated during the third quarter, and testing and refinement of the plans are expected to continue into the fourth quarter. These critical function contingency plans have also been and are being used in preparing and updating contingency plans for particular Northern Trust subsidiaries or locations, and by various business units as they revise their business continuity plans with the Year 2000 event in prospect.

           Each critical function contingency plan is quite specific in its identification of particular threats and steps to mitigate those threats should they materialize. Common mitigating actions include advancing the processing of certain transactions where feasible so it is completed prior to year-end; making copies of key reports, year-end balances and data files to assure the availability of a reference point; developing alternative methods for communicating with clients, vendors and other Northern Trust offices in the event of telecommunications or other communications systems failure; close monitoring of processes and client behavior as year-end approaches to spot unusual developments and react to them early; developing alternative sources of information where feasible for key processes that depend upon pricing or other external data; developing manual work-around solutions where practical; and increasing hours or adding staff from other areas if certain areas experience unusually high demands. The plans also contemplate preparing to generate extra liquidity on Northern Trust’s balance sheet should that prove necessary; preparing to meet potential client demands for increased currency at year-end; and developing additional measures to prevent Year 2000-related frauds and address other security issues.

           The Year 2000 contingency planning effort also builds on Northern Trust’s existing business continuity plans and recovery capabilities. These include or are expected to include the use of standby power generators for the Chicago data center and some other key locations; synchronous mirroring of data processed at the main data center in Chicago at a nearby back-up site, as well as a contract for remote hotsite recovery in the event of a regional problem; an alternative work site for certain critical functions should the Chicago operations center be unable to function; a redundant, alternate-site backup for wire transfer functions; and independent linkages with major securities depositories. In developing Year 2000 contingency plans for managing balance sheet and liquidity risk, Northern Trust is likewise building on existing plans for dealing with market or other developments that could create funding and liquidity issues. The Year 2000 contingency plans call for restructuring the shorter-term portion of the balance sheet to increase liquidity to the extent necessary as year-end approaches; developing alternate sources of funding to meet unusual needs should they occur; and positioning Northern Trust’s banking subsidiaries to be able to respond to unusual client demands near and over the year-end. In July, Northern Trust implemented one part of the contingency plan by issuing $200 million in subordinated debt of The Northern Trust Company to bolster its capital prior to year-end.

           In order to provide as stable an environment as possible going into the new year, Northern Trust imposed a systems moratorium commencing September 20, 1999, after which no programming changes may be made without the specific approval of the head of Worldwide Technology and the Year 2000 Project Manager. Northern Trust is also developing event management plans for the period from late December 1999 through early January 2000, refining existing models for managing information flow, communication processes and decision-making. A Steering Committee consisting of the Corporation’s Management Committee and key Year 2000 Project Team members will be available to provide on-site strategic decisions and direction, and key staff members will be in critical offices over the Year 2000 weekend to monitor the rollover. Systems analysts and operations personnel will also be conducting systems and data validation throughout the Year 2000 weekend, and backup personnel in all key areas will be on standby in the event they are needed.

           Expenses.    The estimated total expense for Northern Trust’s Year 2000 renovation project is $35 million. This estimate includes the cost of purchasing licenses for software programming tools, the cost of the time of internal staff in Worldwide Technology, the cost of consultants and $6.0 million of accelerated purchases of equipment necessary to support contingency plans and Year 2000 testing. The estimate does not include the time that internal staff in user departments are devoting to testing programming changes and developing contingency plans, although these efforts are not believed to have added or expected to add significant incremental costs.

           These Year 2000 costs have been and are expected to be expensed as incurred, except that the costs for equipment supporting contingency plans and testing is being amortized over its useful life in accordance with Northern Trust’s accounting policies. As of September 30, 1999, $32 million of the estimated $35 million of project costs have been incurred of which $4.5 million related to capitalized equipment purchases. $3.0 million of costs were incurred in the third quarter of 1999, of which $1.3 million related to capitalized equipment purchases. The remaining costs are expected to be incurred fairly evenly during the next four months. Of the total Worldwide Technology Group expenses (excluding depreciation and amortization) for 1997, 1998 and 1999, it is estimated that 12% to 14% will be for Year 2000 renovation costs, or less than 1.5% of Northern Trust’s anticipated aggregate noninterest expenses for those years. Although the priority given to Year 2000 work has resulted in extending the time for completing some other technology projects, these delays are not expected to have a material effect on Northern Trust’s business.

           Potential Risks.    Northern Trust recognizes the importance of successfully completing all aspects of the Year 2000 Project. Northern Trust data processing software and hardware provide essential support to virtually all of its businesses. Incomplete or defective Year 2000 renovation of the critical systems used by Northern Trust could have a materially adverse effect on its operations and financial performance, as could Year 2000 problems experienced by others on whom Northern Trust relies or with whom it otherwise does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should Northern Trust’s remediation efforts or the efforts of those with whom it does business not be successful and Northern Trust’s contingency plans fail to avoid or mitigate the resulting problems. The issue is of such magnitude, however, that these costs could be quite material. Failure to make satisfactory progress toward Year 2000 readiness or to take other agency-mandated steps could also result in action by state or federal regulators that could adversely affect Northern Trust’ s business.

NINE MONTHS EARNINGS HIGHLIGHTS

           Net income per common share increased 14% to $2.57 for the nine-month period ended September 30, 1999, up from $2.25 last year. Net income also increased 14% to $299.0 million from $262.3 million in the year-ago period. The ROE increased to 20.71% from 20.58% last year, while the ROA improved to 1.34% from 1.31% in the same period last year.

           Total revenues, stated on a FTE basis, increased 12% from 1998 levels. Trust fees totaled $703.1 million, up 17% from $599.6 million last year. Foreign exchange trading profits totaled $79.5 million, up 6% from last year’s performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 3% to $74.0 million. The fee portion of these revenues accrued in the period totaled $51.2 million, up from $50.9 million in 1998. Security commissions and trading income totaled $22.0 million, up 3% from $21.3 million reported last year. Other operating income totaled $38.8 million in the period compared with $39.1 million in 1998. After adjusting for nonrecurring items in both years, other operating income declined 4% due primarily to lower levels of trust deposit-related fees.

           Net interest income, stated on a FTE basis, totaled $409.2 million, up 8% from $377.9 million reported last year. The $6.0 million provision for credit losses was $2.0 million below the $8.0 million required in the same period of 1998. Net loan charge-offs totaled $7.9 million versus $9.2 million in the same period of last year. Noninterest expenses were up 12% and totaled $814.2 million compared to $727.7 million a year ago.

BALANCE SHEET

           Total assets at September 30, 1999 were $33.7 billion and averaged $31.1 billion for the third quarter, up 13% from last year’s average of $27.6 billion. Due to continued strong credit demand, loans and leases grew to $15.0 billion at September 30, 1999, and averaged $14.6 billion for the quarter. This compares with $13.6 billion in total loans and leases at September 30, 1998 and $13.4 billion on average for the third quarter of last year. Securities totaled $9.5 billion at September 30, 1999 and averaged $8.9 billion for the third quarter compared to an average of $8.4 billion in the third quarter of 1998. The increase was primarily in short-term federal agency securities.

           Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust’s ongoing stock buyback program, common stockholders’ equity increased to $2.0 billion at September 30, 1999 and averaged $1.96 billion for the quarter, up 14% from the $1.72 billion average in last year’s third quarter. Total stockholders’ equity averaged $2.08 billion for the third quarter compared with $1.84 billion in 1998.

           During the quarter, the Corporation acquired a total of 464,696 shares at a cost of $39.7 million. An additional 5.4 million shares may be purchased after September 30, 1999 under the current share buyback program.

            Northern Trust Corporation’s risk-based capital ratios remained strong at 9.5% for tier 1 capital and 13.1% for total capital at September 30, 1999. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 7.0% at September 30, 1999, also exceeded the minimum regulatory requirement of 3%. Each of Northern Trust’s subsidiary banks had a ratio above 8.3% for tier 1 capital, 11.4% for total risk-based capital, and 6.0% for the leverage ratio.

ASSET QUALITY

           Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned (OREO). Nonperforming assets at September 30, 1999 totaled $30.3 million, compared with $35.2 million at December 31, 1998 and $31.2 million at September 30, 1998. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $28.9 million, or .20% of total domestic loans and leases at September 30, 1999. At December 31, 1998 and September 30, 1998, domestic nonaccrual loans and leases totaled $30.5 million and $27.2 million, respectively.

           The following table presents the outstanding amounts of nonaccrual loans and leases, restructured loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

	September 30	June 30	December 31	September 30
	1999	1999	1998	1998
(In Millions)
Nonaccrual Loans
Domestic
Residential Real Estate	$ 5.3	$ 5.7	$ 5.2	$ 4.6
Commercial	21.2	35.3	21.8	18.4
Commercial Real Estate	1.7	2.2	2.9	3.4
Personal	.7	.9	.6	.8

Total Domestic	28.9	44.1	30.5	27.2
International	—	—	—	—

Total Nonaccrual Loans	28.9	44.1	30.5	27.2
Restructured Loans	—	—	2.4	2.4
Other Real Estate Owned	1.4	1.1	2.3	1.6

Total Nonperforming Assets	$30.3	$45.2	$35.2	$31.2

Total 90 Day Past Due Loans (still accruing)	$21.9	$19.6	$30.0	$35.4

Provision and Reserve for Credit Losses

           The provision for credit losses is the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust’s loan and lease portfolios and other credit undertakings. The reserve provides for probable losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios and other credit undertakings but that have not yet been specifically identified (inherent loss component).

            Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses at September 30, 1999 and identifies the charge-offs and recoveries and the provisions for credit losses during the nine-month period ended September 30, 1999. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the reserve at September 30, 1999, June 30, 1999, December 31, 1998, and September 30, 1998.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES

	September 30, 1999		June 30, 1999		December 31, 1998		September 30, 1998
	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
($ in millions)
Specific Reserves	$ 9.9	—%	$ 17.3	—%	$ 5.9	—%	$ 3.0	—%

Inherent Reserves
Residential Real Estate	12.5	41	12.6	41	11.0	43	12.3	42
Commercial	67.2	31	65.8	30	77.4	29	77.8	30
Commercial Real Estate	11.7	5	13.4	5	11.8	5	12.0	5
Personal	3.4	10	3.2	9	3.2	11	3.4	10
Other	—	5	—	5	—	5	—	5
Lease Financing	2.9	4	2.9	4	2.9	4	2.9	3
International	3.6	4	3.7	6	3.6	3	4.6	5
Unallocated	33.7	—	33.0	—	31.0	—	30.6	—

Total Inherent Reserve	$135.0	100%	$134.6	100%	$140.9	100%	$143.6	100%

Total Reserve	$144.9	100%	$151.9	100%	$146.8	100%	$146.6	100%

           Specific Component of the Reserve.     At September 30, 1999, the specific component of the reserve stood at $9.9 million, compared to $5.9 million at December 31, 1998 and $17.3 million at June 30, 1999. The decrease from June 30 relates primarily to a single commercial loan borrower that emerged from Chapter 11 reorganization proceedings during the quarter. The approval and implementation of the bankruptcy reorganization plan resulted in the receipt of a partial payment and confirmed the amount of the remaining loss with respect to this credit, which was taken as a charge against the specific reserve previously established for this loan.

           Allocated Inherent Component of the Reserve.     The allocated inherent portion of the reserve was essentially level between June 30 and September 30, 1999 reflecting the net effect of several factors. Improvement in the overall quality of the commercial real estate loan segment was offset by the impact of some weakening in the quality of certain commercial loans and moderate growth in the size of the overall portfolio, particularly in the Personal loan segment.

           Unallocated Inherent Component of the Reserve.     The unallocated portion of the inherent loss reserve is based on management’s review of overall factors affecting the determination of probable losses inherent in the portfolio, which may not be captured, or captured completely, by the mechanical application of historical loss ratios and other factors used in determining the allocated inherent reserve. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management ’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $33.7 million, a slight increase from June 30, 1999, reflecting management’s judgement that there has been little change in the quality of the loan portfolio during the quarter.

           Other Factors.    During the nine months ended September 30, 1999, there were no significant changes in concentration of credits that impacted asset quality. The total amount of the highest risk loans, those rated “6 ” to “8” (based on Northern’s internal rating scale which closely parallels that of the banking regulators), was $103 million at September 30, 1999 and $105 million at June 30, 1999, reflecting the reduction in one significant commercial loan, which was partially offset by some weakening in the quality of certain other commercial loans.

           Overall Reserve.     Management’s evaluation of the factors above resulted in a reserve for credit losses of $144.9 million at September 30, 1999 compared to $151.9 million at June 30, 1999. The decrease reflects the charge-off in one commercial loan. The inherent portion of the reserve increased only slightly since June 30, 1999, consistent with management’s assessment that there has been little change in the level of risk in Northern Trust’s credit exposures outside of loans for which specific allocations were made. The reserve as a percentage of total loans declined to .96% at September 30, 1999 from 1.01% at June 30, 1999.

            Provision.    The resulting provision for credit losses was $.5 million during the third quarter of 1999. Net charge-offs were $7.5 million for the period.

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

           Based on this continuing evaluation process, the Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 1998.

FORWARD-LOOKING INFORMATION

           This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust’s financial goals, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, credit quality, planned capital expenditures and technology spending, the completion and effectiveness of Year 2000 work, and the effect of various matters (including Year 2000 issues) on Northern Trust’s business. These statements speak of Northern Trust’s plans, goals, beliefs or expectations, refer to estimates or use similar terms. Those relating to Year 2000 matters also constitute Year 2000 readiness disclosures. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

•
The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust’s interest rate risk exposure and credit risk.

•
Changes in U.S. and worldwide securities markets, with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange.

•	Regulatory developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

•	Changes in the nature of Northern Trust’s competition resulting from industry consolidation, regulatory change and other factors, as well as actions taken by particular competitors.

•
Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

•
Northern Trust’s ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff, in order to deal with increasing volume and complexity in many of its businesses and technology challenges.

•
The accuracy and effectiveness of Northern Trust’s assessment of and work on issues such as those described under the caption “Year 2000 Project,” including its own systems remediation; its readiness review of its borrowers; its evaluation of the work of various other clients, vendors, counterparties and governmental or private entities on which Northern Trust’s business depends, or in which Northern Trust invests for itself or its clients; and its identification of and planning for various “threat scenarios” in Year 2000 contingency planning.

•	The potential impact on Northern Trust of changes in clients’ behavior as a result of clients’ own Year 2000 contingency planning or otherwise.

•	The impact of the euro on Northern Trust’s global custody business and foreign exchange trading results.

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves satisfactory margins.

•	Changes in tax laws or other legislation that could affect Northern Trust’s personal and institutional asset administration businesses.

           Some of these uncertainties that may affect future results are discussed in more detail in the section of “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management ” in the 1998 Annual Report to Stockholders (pp. 35–44) and in the sections of “Item 1—Business” of the 1998 Annual Report on Form 10-K captioned “Government Policies” , “Competition” and “Regulation and Supervision” (pp. 6–10). All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

            The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NORTHERN TRUST CORPORATION

CONSOLIDATED ANALYSIS OF NET INTEREST INCOME

(Interest and rate on a taxable equivalent basis) ($ in Millions)	Third Quarter
	1999			1998
	Interest	Volume	Rate	Interest	Volume	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$ 11.7	$ 895.4	5.18%	$ 14.1	$ 979.9	5.68%
Time Deposits with Banks	40.3	3,727.9	4.29	36.0	2,392.8	5.97
Other Interest-Bearing	.3	26.1	4.13	.2	15.3	5.26

Total Money Market Assets	52.3	4,649.4	4.46	50.3	3,388.0	5.89

Securities
U.S. Government	3.5	271.6	5.16	5.2	339.3	5.97
Obligations of States and Political Subdivisions	10.3	489.9	8.36	9.9	443.0	8.92
Federal Agency	105.5	7,804.8	5.36	106.3	7,328.9	5.76
Other	5.6	331.0	6.75	4.2	269.6	6.37
Trading Account	.2	10.2	6.51	.3	12.5	6.42

Total Securities	125.1	8,907.5	5.57	125.9	8,393.3	5.95

Loans and Leases	237.5	14,620.5	6.45	226.4	13,428.4	6.69

Total Earning Assets	$414.9	$28,177.4	5.84%	$402.6	$25,209.7	6.34%

Average Source of Funds
Deposits
Savings and Money Market	$ 39.7	$ 4,877.0	3.23%	$ 36.3	$ 4,232.7	3.41%
Savings Certificates	28.6	2,152.4	5.28	30.9	2,149.2	5.70
Other Time	7.1	566.5	4.92	9.3	678.1	5.41
Foreign Offices Time	72.1	6,848.9	4.18	77.5	5,927.9	5.19

Total Deposits	147.5	14,444.8	4.05	154.0	12,987.9	4.71
Federal Funds Purchased	43.0	3,327.9	5.12	35.3	2,524.0	5.55
Securities Sold Under Agreements to Repurchase	33.9	2,655.4	5.07	26.5	1,907.4	5.50
Commercial Paper	1.8	138.8	5.17	2.1	148.9	5.60
Other Borrowings	28.7	2,235.8	5.09	39.4	2,854.5	5.48
Senior Notes	6.5	498.4	5.27	5.2	366.0	5.62
Long-Term Debt	10.5	602.3	6.96	8.0	462.5	6.95
Debt-Floating Rate Capital Securities	4.1	267.5	5.90	4.4	267.4	6.33

Total Interest-Related Funds	276.0	24,170.9	4.53	274.9	21,518.6	5.07

Interest Rate Spread	—	—	1.31%	—	—	1.27%

Noninterest-Related Funds	—	4,006.5	—	—	3,691.1	—

Total Source of Funds	$276.0	$28,177.4	3.89%	$274.9	$25,209.7	4.33%

Net Interest Income/Margin	$138.9	—	1.95%	$127.7	—	2.01%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

(In Millions)	Third Quarter 1999/98			Nine Months 1999/98
	Change Due To			Change Due To
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets	$41.8	$(29.5)	$12.3	$115.9	$(90.3)	$25.6
Interest-Related Funds	29.8	(28.7)	1.1	79.4	(85.1)	(5.7)

Net Interest Income	$12.0	$ (.8)	$11.2	$ 36.5	$ (5.2)	$31.3

Nine Months
1999			1998
Interest	Volume	Rate	Interest	Volume	Rate

$ 37.2	$ 1,000.7	4.97%	$ 40.9	$ 968.0	5.65%
114.0	3,370.8	4.52	101.2	2,419.3	5.59
2.0	56.2	4.79	1.9	37.4	6.74

153.2	4,427.7	4.63	144.0	3,424.7	5.62

12.0	296.7	5.40	17.6	390.7	6.01
30.3	501.2	8.07	28.4	424.6	8.93
274.0	7,070.4	5.18	285.7	6,636.5	5.76
14.9	300.9	6.63	13.1	255.2	6.89
.6	12.3	6.80	.6	11.2	6.70

331.8	8,181.5	5.42	345.4	7,718.2	5.98

688.2	14,325.6	6.42	658.2	13,090.6	6.72

$1,173.2	$26,934.8	5.82%	$1,147.6	$24,233.5	6.33%

$ 111.4	$ 4,754.8	3.13%	$ 105.9	$ 4,230.7	3.35%
86.3	2,167.4	5.33	91.6	2,133.5	5.74
22.5	614.4	4.89	23.3	574.3	5.42
196.4	6,233.9	4.21	210.3	5,556.3	5.06

416.6	13,770.5	4.04	431.1	12,494.8	4.61
123.1	3,365.9	4.89	101.8	2,466.1	5.52
81.0	2,230.8	4.86	60.5	1,472.5	5.49
5.2	139.0	5.00	6.2	147.4	5.61
76.5	2,099.9	4.87	106.6	2,657.9	5.36
23.5	627.7	5.00	27.0	637.5	5.64
26.4	506.9	6.95	23.7	440.1	7.19
11.7	267.5	5.75	12.8	267.4	6.29

764.0	23,008.2	4.44	769.7	20,583.7	5.00

—	—	1.38%	—	—	1.33%

—	3,926.6	—	—	3,649.8	—

$ 764.0	$26,934.8	3.79%	$ 769.7	$24,233.5	4.25%

$ 409.2	—	2.03%	$ 377.9	—	2.08%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

           The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 28 of this document.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

Exhibit (3) Amendments to By-laws and By-laws as amended to date.

Exhibit (10) Material Contracts:

(i)	Amendment dated as of June 30, 1999 to Term Loan Agreement between the ESOP Trust and the Registrant dated June 28, 1996.

(ii)	Amendment dated as of July 20, 1999 to the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company as amended and restated as of April 30, 1996.

(iii)	Amendment dated as of July 20, 1999 to the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company as amended and restated as of April 30, 1996.

(iv)	Amendment dated as of July 20, 1999 to Supplemental Pension Plan for Employees of The Northern Trust Company as amended and restated as of April 30, 1996.

(v)
Direction Letter dated August 27, 1999 and related Amendment dated August 31, 1999 to the Restated Trust Agreement dated June 18, 1996 between The Northern Trust Company and Harris Trust and Savings Bank (effective August 31, 1999, U.S. Trust Company, N.A. as successor trustee) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for employees of The Northern Trust Company and the Supplemental Pension Plan for Employees of The Northern Trust Company.

(vi)
Amendment dated August 31, 1999 to the Deferred Compensation Plans Trust Agreement dated as of May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (effective August 31, 1999, U.S. Trust Company, N.A. as successor trustee).

Exhibit (27) Financial Data Schedule.

           (b) Reports on Form 8-K

In a report on Form 8-K, Northern Trust incorporated in Item 5 its July 19, 1999 press release, reporting on its earnings for the second quarter of 1999. The press release, with summary financial information, was filed pursuant to Item 7.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: November 12, 1999	/ S / Perry R. Pero
By:
Perry R. Pero
Vice Chairman
and Chief Financial Officer

Date: November 12, 1999	/ S / Harry W. Short
By:
Harry W. Short
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

           The following exhibits have been filed herewith.

Exhibit Number	Description
(3)	Amendments to By-laws and By-laws as amended to date.

(10)	Material Contracts:

(i) Amendment dated as of June 30, 1999 to Term Loan Agreement between the ESOP Trust and the Registrant dated June 28, 1996.

(ii) Amendment dated as of July 20, 1999 to the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company as amended and restated as of April 30, 1996.

(iii) Amendment dated as of July 20, 1999 to the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company as amended and restated as of April 30, 1996.

(iv) Amendment dated as of July 20, 1999 to Supplemental Pension Plan for Employees of The Northern Trust Company as amended and restated as of April 30, 1996.

(v) Direction Letter dated August 27, 1999 and related Amendment dated August 31, 1999 to the Restated Trust Agreement dated June 18, 1996 between The Northern Trust
Company and Harris Trust and Savings Bank (effective August 31, 1999, U.S. Trust
Company, N.A. as successor trustee) regarding the Supplemental Employee Stock
Ownership Plan for Employees of The Northern Trust Company, the Supplemental
Thrift-Incentive Plan for employees of The Northern Trust Company and the
Supplemental Pension Plan for Employees of The Northern Trust Company.

(vi) Amendment dated August 31, 1999 to the Deferred Compensation Plans Trust
Agreement dated as of May 11, 1998 between Northern Trust Corporation and Harris
Trust and Savings Bank as Trustee (effective August 31, 1999, U.S. Trust Company,
N.A. as successor trustee).

(27)	Financial Data Schedule.