Form 10-K
period 1999-12-31
NORTHERN TRUST CORP
filed 2000-03-14
CIK 73124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from   to

Commission File No. 0-5965

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

Preferred Stock Purchase Rights

Floating Rate Capital Securities, Series A of NTC Capital I, and Series B of NTC Capital II
Fully and Unconditionally Guaranteed by the Registrant

Floating Rate Junior Subordinated Debentures
Series A of the Registrant
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        At February 10, 2000, 226,346,774 shares of Common Stock, $1.66 2 /3 par value, were outstanding, and aggregate market value of the Common Stock (based upon the last sale price of the common stock at February 10, 2000, as reported by The NASDAQ Stock Market) held by non-affiliates was approximately $11,520,784,960. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

        Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the Fiscal Year Ended December 31, 1999 – Part I and Part II

2000 Notice and Proxy Statement for the Annual Meeting of Stockholders April 18, 2000 – Part III

[THIS PAGE INTENTIONALLY LEFT BLANK]

Northern Trust Company

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

TABLE OF CONTENTS

PART I

Item 1      Business

                  Supplemental Item-Executive Officers of the Registrant

Item 2     Properties

Item 3      Legal Proceedings

Item 4      Submission of Matters to a Vote of Security Holders

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters

Item 6      Selected Financial Data

Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

Item 8      Financial Statements and Supplementary Data

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10    Directors and Executive Officers of the Registrant

Item 11    Executive Compensation

Item 12    Security Ownership of Certain Beneficial Owners and Management

Item 13    Certain Relationships and Related Transactions

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Exhibit Index

PART I

Item 1-Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation's principal subsidiary. The Corporation also owns national or state bank subsidiaries in Arizona, California, Colorado, Florida and Texas, a Federal Savings Bank, trust companies in Connecticut and New York and various other nonbank subsidiaries, including a securities brokerage firm, a registered investment adviser and a retirement services company. The Corporation expects that, although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

At December 31, 1999, Northern Trust had consolidated total assets of approximately $28.7 billion and stockholders' equity of approximately $2.2 billion, and was the second largest bank holding company headquartered in Illinois and the 30th largest in the United States.

THE NORTHERN TRUST COMPANY

The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its 111th year, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 1999, the Bank had consolidated assets of approximately $23.5 billion and common equity capital of approximately $1.7 billion. At September 30, 1999, the Bank was the third largest bank in Illinois and the 34th largest in the United States, based on consolidated total assets of approximately $28.8 billion on that date.

The Bank currently has 19 banking offices in the Chicago area, a trust office in Cleveland, Ohio, a representative office in Milwaukee, Wisconsin and 10 active wholly-owned subsidiaries. The Northern Trust International Banking Corporation, located in New York, was organized under the Edge Act for the purpose of conducting international business. Norlease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. Nortrust Nominees Ltd., located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities. The Northern Trust Company of Hong Kong Limited provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited facilitates the issuance and processing of commercial letters of credit in Hong Kong. Northern Trust Fund Managers (Ireland) Limited was established to facilitate the offering of off-shore collective investment products to institutional clients. NT Mortgage Holdings LLC, a real estate investment trust, holds a 100% participation in a significant portion of the Bank's residential mortgage portfolio, and its parent, NTG Services LLC, conducts market and other studies for our global businesses.

OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., headquartered in Miami, at December 31, 1999 had 25 offices located throughout Florida and total assets of approximately $3.5 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 1999 had total assets of approximately $717 million and served clients from 7 office locations in Arizona. The Corporation's Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas, had 7 office locations and total assets of approximately $651 million at December 31, 1999. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31, 1999, it had 11 office locations and total assets of approximately $884 million. The Corporation's Colorado banking subsidiary, Northern Trust Bank of Colorado, was acquired in 1999. Its one location is in Denver and, at December 31, 1999, it had total assets of approximately $54 million. The Corporation's Federal Savings Bank subsidiary, Northern Trust Bank, FSB, commenced operations in Bloomfield Hills, Michigan in 1998. It currently has branch offices in Grand Rapids, Michigan and Seattle, Washington and at December 31, 1999, had total assets of approximately $27 million.

The Corporation has several nonbank subsidiaries. Among them is Northern Trust Securities, Inc. which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Retirement Consulting, L.L.C. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Global Advisors, Inc. in Stamford, Connecticut is an international provider of institutional investment management services and is the parent of The Northern Trust Company of Connecticut, and Northern Trust Quantitative Advisors, Inc. is a manager of index funds and quantitative investment products. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the United States.

INTERNAL ORGANIZATION

Northern Trust, under Chairman and Chief Executive Officer William A. Osborn, organizes client services around two principal business units: Corporate and Institutional Services and Personal Financial Services. Investment products are provided to the clients of those business units and others by Northern Trust Global Investments. Each of these three business units has a president who reports to President and Chief Operating Officer Barry G. Hastings. The president of the Worldwide Operations and Technology business unit, which provides trust and banking operations and systems activities, also reports to Mr. Hastings. For management reporting purposes, the operations of Northern Trust Global Investments and Worldwide Operations and Technology are allocated to the other business units. A Risk Management unit, which focuses on financial and risk management, reports directly to Mr. Osborn.

The following is a brief summary of each unit's business activities.

Corporate and Institutional Services (C &IS)

Headed by Sheila A. Penrose, President - Corporate and Institutional Services, C&IS provides trust, commercial banking and treasury management services to corporate and institutional clients. Trust activities encompass custody services for owners of securities in the United States and foreign markets, as well as securities lending and asset management services and recordkeeping services for retirement plans. Services with respect to securities traded in foreign markets are provided primarily through the Bank's London Branch. Related foreign exchange services are rendered at the London and Singapore Branches as well as in Chicago. As measured by assets administered and by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services to three defined market segments: retirement plans, institutional clients and international clients. Master Trust and Custody includes a full range of state-of-the-art capabilities including: worldwide custody settlement and reporting, cash management, a wide range of investment products, securities lending, and performance analysis services. In addition to Master Trust and Master Custody, C&IS offers a comprehensive array of retirement consulting and recordkeeping services through Northern Trust Retirement Consulting, L.L.C. At December 31, 1999, total assets under administration, excluding personal trust assets, were $1.39 trillion. The Northern Trust Company of New York, The Northern Trust Company, Canada, Norlease, Inc., and The Northern Trust International Banking Corporation are also included in C&IS.

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

Personal Financial Services (PFS)

Headed by Mark Stevens, President - Personal Financial Services, PFS encompasses personal trust and investment management services, estate administration, banking, commercial middle market lending and residential real estate mortgage lending. The Bank's personal financial services strategy includes targeting high net worth individuals in the metropolitan Chicago and Cleveland markets and, through its Wealth Management Group, nationally. The Bank is one of the largest bank managers of personal trust assets in the United States, with $48.7 billion in assets under management and $97.7 billion in assets under administration at December 31, 1999.

PFS services are also delivered through a network of national or state bank subsidiaries located in Arizona, California, Colorado, Florida and Texas, and a Federal Savings Bank subsidiary in Michigan with a branch office in Washington. PFS is one of the largest bank managers of personal trust assets in the United States, with $91.6 billion in assets under management and $152.0 billion in assets under administration at December 31, 1999.

Northern Trust Securities, Inc. is also part of PFS.

Northern Trust Global Investments (NTGI)

Headed by Stephen B. Timbers, President - Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides investment products and services to clients of C&IS, PFS and others. NTGI activities include equity and fixed income research and portfolio management services. NTGI, through the Bank and Northern Trust Quantitative Advisors, Inc., provides investment advisory and related services to two families of proprietary mutual funds: the Northern Institutional Funds, which are directed at corporate and institutional investors, and the Northern Funds, which are directed at individual and personal trust investors. Northern Trust Global Advisors, Inc. is also included in NTGI.

Worldwide Operations and Technology (WWOT)

Headed by James J. Mitchell, President - Worldwide Operations and Technology, WWOT supports all of Northern Trust's business activities. This unit focuses on supporting sales, relationship management, transaction processing and product management activities for C&IS, PFS and NTGI. These activities are conducted principally in the operations and technology centers in Chicago, Illinois and the Bank's London Branch. The Northern Trust Company of New York is also part of this unit.

Risk Management

The Risk Management Unit, headed by Vice Chairman and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described in the sections of this report referenced on page 20. The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

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

COMPETITION

Northern Trust's principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected market niches and providing a high level of individualized service to its clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and by maintaining a conservative balance sheet. Finally, Northern Trust seeks to maintain a strong management team that includes senior officers having broad experience and long tenure.

Active competition exists in all principal areas in which Northern Trust presently engages in business. C&IS and PFS compete with domestic and foreign financial institutions, trust companies, personal loan companies, mutual funds and investment advisers, brokerage firms and other financial services companies. Northern Trust is a leading provider of Master Trust and Master Custody services and has the leading market share in the Chicago area personal trust market and the second largest market share in the Florida personal trust market. A banking organization with a strategy similar to that of PFS, U.S. Trust Corporation, competes with PFS in particular markets and recently agreed to be acquired by The Charles Schwab Corporation.

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

The chief local competitors of the Bank for trust and banking business are Bank of America, Bank One, Harris Trust and Savings Bank, and LaSalle National Bank. Competitive pressures within the custody market have resulted in consolidation in the industry, and the chief national competitors of the Bank for Master Trust/Master Custody services are now Mellon Bank Corporation, State Street Corporation, Bankers Trust New York Corporation, Chase Manhattan Corporation and The Bank of New York Company, Inc.

REGULATION AND SUPERVISION

Bank Holding Company Act

The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (BHCA), and to regulation by the Board of Governors of the Federal Reserve System. The BHCA limits the activities which may be engaged in by the Corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under section 106 of the 1970 amendments to the BHCA and subject to certain exceptions, subsidiary banks are prohibited from engaging in certain tie-in arrangements with nonbanking affiliates in connection with any extension of credit or provision of any property or services.

The BHCA also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Board of Governors.

Gramm-Leach-Bliley Act

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the GLB Act). The GLB Act significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to customer information and prohibiting the disclosure of certain types of customer information to third parties not affiliated with the bank unless the customer has been given an opportunity to block that type of disclosure. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the BHCA to permit qualifying holding companies, called "financial holding companies, " to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. The Corporation's banking subsidiaries currently meet these requirements.

A significant component of the functional regulation provided in the GLB Act relates to the application of federal securities laws and SEC oversight of bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments in May 2001, banks will be able to conduct securities activities without broker-dealer registration only if the activities fall within a new set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions will, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The GLB Act also amends, effective May 2001, the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds.

The Corporation is currently evaluating the effects of the GLB Act on its activities. The Bank and the Corporation's other banking subsidiaries are currently evaluating their securities activities, particularly fiduciary activities, in light of the amendments to the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 discussed above, to determine what, if any, additional registrations may be required and whether certain activities currently engaged in by any of the banks should instead be conducted by a nonbanking affiliate. The Corporation has not elected to become a financial holding company and would expect to do so if and when it proposes to conduct, outside a financial subsidiary, one of the new activities permitted by the GLB Act. The Corporation does expect that the new affiliations and activities permitted financial services organizations will over time change the nature of its competition, but it is not possible to predict the full nature and effect of the changes that may occur.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

The Interstate Act permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of-state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits except in certain cases. The Interstate Act also permits a bank, with the approval of the appropriate federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host state has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Banks having different home states may, with approval of the appropriate federal bank regulatory agency, merge across state lines, unless the home state of a participating bank opted-out of the Interstate Act prior to June 1, 1997. Two states opted-out prior to that date: Montana and Texas. In addition, the Interstate Act permits any bank subsidiary of a bank holding company to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for a bank or certain grandfathered thrift affiliates, whether such banks and thrifts are located in a different state or in the same state.

Subsidiary Regulation

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

The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities. Information regarding these restrictions, and dividend restrictions on banking subsidiaries, is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 59 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Capital Regulation

Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2000 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2000 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2000 debt service assessment was .0212%.

The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items (Total Capital Ratio), is 8%. The minimum ratio of "Tier 1 Capital" to risk-weighted assets (Tier 1 Capital Ratio) is 4%. "Tier 1 Capital" means that portion of total capital that is comprised of common stock, related surplus, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill. The balance of total capital (Tier 2 Capital) may consist of other preferred stock, certain other instruments, limited amounts of unrealized gains on equity securities and limited amounts of subordinated debt and the loan and lease loss allowance.

The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will consider other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks.

In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1999, the Federal Reserve had not advised the Corporation of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 1999, the Corporation had a Tangible Tier 1 Leverage Ratio of 7.1%.

Cross-Guarantees Under the Federal Deposit Insurance Act

Under the Federal Deposit Insurance Act (FDIA), when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the Federal Deposit Insurance Corporation (FDIC) in connection with the default of any of the others. Each may also be liable for any assistance the FDIC provides to the other institutions. "Default" means the appointment of a conservator or receiver for the institution. Thus, any of the Corporation's banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with any of the Corporation's other banking subsidiaries. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under the FDIA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to these provisions of the FDIA.

Federal Deposit Insurance Corporation Improvement Act

In addition to the effects of the provisions described above, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes.

Under FDICIA, the federal banking regulators must take prompt supervisory and regulatory actions against under-capitalized depository institutions. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under current regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio (Tier 1 capital to quarterly average total assets) of at least 5%, a Total Capital Ratio (qualifying total capital to risk-weighted assets, including certain off-balance sheet items) of at least 10% and a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements—that is, if it has a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated in the top category in its most recent report of examination, a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below that measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in the category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, liquidity or sensitivity to market risk that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

At December 31, 1999, the Bank and each of the Corporation's other subsidiary banks met or exceeded the minimum regulatory ratios that are among the conditions for them to be considered well capitalized. For further discussion of regulatory capital requirements and information about the capital position of the Corporation and the Bank, see pages 42 and 43 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 29, titled "Regulatory Capital Requirements" on page 71 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999.

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

Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits, except with a waiver from the FDIC, and offering interest rates on brokered deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited); in addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts.

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

STAFF

Northern Trust employed 8,583 full-time equivalent officers and staff members as of December 31, 1999, approximately 6,256 of whom were employed by the Bank.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated herein by reference.

Schedule	1999 Annual Report Page(s)

Ratios	23
Foreign Outstandings	37
Nonperforming Assets and 90 Day Past Due Loans	37
Average Statement of Condition with Analysis of Net Interest Income	76-77

Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect of the federal and state tax rates)

	December 31, 1999
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Maturity
Securities Held to Maturity
U.S. Government	$ 55.1	6.60%	$ –	– %	$ –	– %	$ –	– %	6 mos.
Obligations of States and
Political Subdivisions	41.0	11.19	79.7	10.26	103.1	8.66	252.2	7.55	110 mos.
Federal Agency	–	–	.2	3.50	.2	3.50	.5	3.50	133 mos.
Other–Fixed	12.3	6.71	30.9	8.16	35.8	8.29	30.3	7.01	78 mos.
–Floating	.3	8.00	1.8	6.72	.6	6.62	108.7	6.45	118 mos.

Total Securities Held to Maturity	$ 108.7	8.35%	$112.6	9.61%	$139.7	8.55%	$391.7	7.20%	99 mos.

Securities Available for Sale
U.S. Government	$ 191.5	5.67%	$ .5	5.83%	$ –	– %	$ –	– %	7 mos.
Obligations of States and
Political Subdivisions	–	–	–	–	–	–	15.3	6.48	141 mos.
Federal Agency	4,918.8	6.05	180.3	6.09	5.4	6.76	1.1	6.45	7 mos.
Other–Fixed	.2	5.08	–	–	–	–	–	–	45 mos.
–Floating	58.5	5.43	10.9	7.74	6.1	6.81	91.4	6.55	74 mos.

Total Securities Available for Sale	$5,169.0	6.03%	$191.7	6.18%	$ 11.5	6.79%	$107.8	6.53%	10 mos.

	December 31, 1998

	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Maturity
Securities Held to Maturity
U.S. Government	$ 55.3	6.42%	$ –	– %	$ –	– %	$ –	– %	6 mos.
Obligations of States and
Political Subdivisions	48.0	11.13	83.8	10.85	79.4	9.42	50.6	7.65	69 mos.
Federal Agency	3.0	6.47	–	–	–	–	–	–	7 mos.
Other–Fixed	9.3	6.92	23.4	9.17	19.2	8.57	20.8	5.89	70 mos.
–Floating	.3	8.00	.8	7.06	1.5	6.07	77.1	6.63	118 mos.

Total Securities Held to Maturity	$ 115.9	8.42%	$108.0	10.46%	$100.1	9.21%	$148.5	6.87%	70 mos.

Securities Available for Sale
U.S. Government	$ 224.5	6.13%	$ 35.5	5.85%	$ –	– %	$ –	– %	5 mos.
Obligations of States and
Political Subdivisions	–	–	3.7	9.82	30.9	8.95	231.5	7.02	149 mos.
Federal Agency	4,422.2	5.35	272.4	5.56	.6	5.60	.2	6.73	6 mos.
Other–Fixed	.6	8.38	–	–	–	–	.1	–	33 mos.
–Floating	.4	5.54	12.0	6.78	1.2	5.52	139.4	6.07	105 mos.

Total Securities Available for Sale	$4,647.7	5.39%	$323.6	5.69%	$ 32.7	8.76%	$371.2	6.66%	15 mos.

Securities Held to Maturity and Available for Sale

	December 31

(In Millions)	1999	1998	1997	1996	1995

Securities Held to Maturity
U.S. Government	$55.1	$55.3	$72.0	$73.4	$116.1
Obligations of States and Political Subdivisions	476.0	261.8	276.7	315.9	366.9
Federal Agency	.9	3.0	14.3	18.2	22.2
Other	220.7	152.4	93.1	90.9	29.9

Total Securities Held to Maturity	$752.7	$472.5	$456.1	$498.4	$535.1

Securities Available for Sale
U.S. Government	$192.0	$260.0	$470.0	$906.7	$1,667.7
Obligations of States and Political Subdivisions	15.3	266.1	130.2	117.0	70.2
Federal Agency	5,105.6	4,695.4	2,969.8	3,096.9	3,152.8
Other	167.1	153.7	163.3	191.1	245.6

Total Securities Available for Sale	$5,480.0	$5,375.2	$3,733.3	$4,311.7	$5,136.3

Average Total Securities	$7,956.4	$7,470.8	$6,374.2	$6,363.8	$6,193.0

Total Securities at Year-End	$6,243.7	$5,856.8	$4,198.2	$4,814.9	$5,760.3

Loans and Leases by Type

	December 31

(In Millions)	1999	1998	1997	1996	1995

Domestic
Residential Real Estate	$6,257.7	$5,885.2	$5,186.7	$4,557.5	$3,896.4
Commercial	4,704.1	3,937.9	3,734.8	3,161.4	3,202.1
Broker	88.8	147.6	170.1	389.1	304.0
Commercial Real Estate	780.4	677.1	582.1	557.7	512.6
Personal	1,659.9	1,463.4	1,207.2	989.8	758.9
Other	566.5	509.6	890.1	632.1	625.5
Lease Financing	691.5	528.3	347.0	267.8	202.3

Total Domestic	14,748.9	13,149.1	12,118.0	10,555.4	9,501.8
International	625.6	497.8	470.2	382.0	404.2

Total Loans and Leases	$15,374.5	$13,646.9	$12,588.2	$10,937.4	$9,906.0

Average Loans and Leases	$14,547.8	$13,315.0	$11,812.9	$10,332.1	$9,136.0

Remaining Maturity of Selected Loans and Leases

	December 31, 1999

(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years

Domestic (Excluding Residential Real Estate and Personal Loans)
Commercial	$4,704.1	3,667.1	780.8	256.2
Commercial Real Estate	780.4	187.0	365.8	227.6
Other	655.3	623.3	22.0	10.0
Lease Financing	691.5	27.1	146.2	518.2

Total Domestic	6,831.3	4,504.5	1,314.8	1,012.0
International	625.6	375.4	188.9	61.3

Total Selected Loans and Leases	$7,456.9	4,879.9	1,503.7	1,073.3

Interest Rate Sensitivity of Loans and Leases
Fixed RateS	$6,141.9	4,174.7	1,045.7	921.5
Variable Rate	1,315.0	705.2	458.0	151.8

Total	$7,456.9	4,879.9	1,503.7	1,073.3

Average Deposits by Type

(In Millions)	1999	1998	1997	1996	1995

Domestic Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$1,980.7	$1,765.6	$1,754.6	$1,801.8	$1,651.1
Correspondent Banks	68.0	87.2	92.8	115.2	129.8
Other	1,606.7	1,375.2	1,116.5	815.9	966.4

Total	$3,655.4	$3,228.0	$2,963.9	$2,732.9	$2,747.3

Time
Savings and Money Market	$4,845.3	$4,263.3	$3,895.4	$3,620.7	$3,312.4
Savings Certificates less than $100,000	1,022.7	1,085.0	1,076.5	1,169.6	1,160.8
Savings Certificates $100,000 and more	1,168.3	1,059.5	959.3	892.8	839.5
Other	650.5	571.8	717.3	549.2	542.7

Total	$7,686.8	$6,979.6	$6,648.5	$6,232.3	$5,855.4

Total Domestic Offices	$11,342.2	$10,207.6	$9,612.4	$8,965.2	$8,602.7

Foreign Offices
Demand	$430.6	$503.8	$486.4	$347.8	$299.1
Time	6,592.1	5,781.7	4,971.2	3,826.2	3,493.4

Total Foreign Offices	$7,022.7	$6,285.5	$5,457.6	$4,174.0	$3,792.5

Total Deposits	$18,364.9	$16,493.1	$15,070.0	$13,139.2	$12,395.2

Average Rates Paid on Time Deposits by Type
	1999	1998	1997	1996	1995
Time Deposits - Domestic Offices
Savings and Money Market	3.21%	3.31%	3.23%	3.16%	3.29%
Savings Certificates less than $100,000	5.40	5.79	5.86	5.85	6.08
Savings Certificates $100,000 and more	5.31	5.60	5.63	5.67	5.95
Other Time	5.03	5.35	5.50	5.44	5.81

Total Domestic Offices	3.98	4.21	4.25	4.23	4.46

Total Foreign Offices Time	4.34	4.95	4.82	4.82	5.21

Total Time Deposits	4.15%	4.55%	4.49%	4.45%	4.74%

Remaining Maturity of Time Deposits $100,000 and more

	December 31, 1999			December 31, 1998

	Domestic Offices			Domestic Offices

(In Millions)	Certificates of Deposit	Other Time	Foreign Offices	Certificates of Deposit	Other Time	Foreign Offices

3 Months or Less	$1,529.7	$5.7	$7,811.9	$872.7	$.6	$6,464.3
Over 3 through 6 Months	382.4	5.5	36.8	365.6	.7	45.5
Over 6 through 12 Months	271.2	3.1	22.4	265.4	5.0	11.1
Over 12 Months	205.4	3.4	3.8	261.9	7.0	11.0

Total	$2,388.7	$17.7	$7,874.9	$1,765.6	$13.3	$6,531.9

Purchased Funds

Federal Funds Purchased
(Overnight Borrowings)

($ in Millions)	1999	1998	1997

Balance on December 31	$370.2	$2,025.1	$821.2
Highest Month-End Balance	4,586.3	3,505.3	2,765.9
Year —Average Balance	3,226.1	2,620.6	1,690.2
—Average Rate	4.99%	5.34%	5.47%
Average Rate at Year-End	3.96	4.43	5.64

Securities Sold under Agreements to Repurchase

($ in Millions)	1999	1998	1997

Balance on December 31	$997.8	$2,114.9	$1,139.7
Highest Month-End Balance	3,573.2	4,136.0	3,708.9
Year —Average Balance	1,954.5	1,506.0	1,519.9
—Average Rate	4.90%	5.33%	5.38%
Average Rate at Year-End	3.36	4.59	5.43

Other Borrowings
(Includes Treasury Tax and Loan Demand Notes and Term Federal Funds Purchased)

($ in Millions)	1999	1998	1997

Balance on December 31	$1,155.3	$1,099.2	$2,876.6
Highest Month-End Balance	6,995.4	7,122.8	5,528.4
Year —Average Balance	2,177.3	2,540.4	2,120.9
—Average Rate	5.02%	5.21%	5.30%
Average Rate at Year-End	5.65	3.88	5.01

Total Purchased Funds

($ in Millions)	1999	1998	1997

Balance on December 31	$2,523.3	$5,239.2	$4,837.5
Year —Average Balance	7,357.9	6,667.0	5,331.0
—Average Rate	4.97%	5.29%	5.38%

Commercial Paper

($ in Millions)	1999	1998	1997

Balance on December 31	$145.1	$148.1	$146.8
Highest Month-End Balance	145.1	149.6	149.9
Year —Average Balance	141.0	145.9	142.7
—Average Rate	5.15%	5.51%	5.54%
Average Rate at Year-End	6.09	5.40%	5.81%

Changes in Net Interest Income

	1999/98			1998/97
Interest on a taxable equivalent basis)	Change Due To			Change Due To
(In Millions)	Volume	Rate	Total	Volume	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$ 6.6	$ (3.8)	$ 2.8	$ 8.3	$ (1.2)	$ 7.1
Time Deposits with Banks	33.9	(24.6)	9.3	13.8	7.7	21.5
Other	1.9	(.4)	1.5	(.5)	.2	(.3)
Securities
U.S. Government	(4.8)	(2.1)	(6.9)	(26.9)	.5	(26.4)
Obligations of States and Political Subdivisions	5.2	(2.9)	2.3	2.2	(2.1)	.1
Federal Agency	24.1	(22.6)	1.5	84.8	(4.6)	80.2
Other	3.8	(.4)	3.4	1.5	1.9	3.4
Trading Account	-	-	-	.2	(.1)	.1
Loans and Leases	79.7	(25.4)	54.3	100.1	(12.3)	87.8

Total	$150.4	$(82.2)	$ 68.2	$183.5	$(10.0)	$173.5

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$ 18.7	$ (4.4)	$ 14.3	$ 12.3	$ 3.2	$ 15.5
Savings Certificates	2.5	(7.3)	(4.8)	6.1	(1.2)	4.9
Other Time	4.0	(1.9)	2.1	(7.8)	(1.0)	(8.8)
Foreign Offices Time	35.2	(35.3)	(.1)	40.1	6.5	46.6
Federal Funds Purchased	30.2	(9.0)	21.2	49.6	(2.2)	47.4
Repurchase Agreements	22.0	(6.4)	15.6	(.7)	(.8)	(1.5)
Commercial Paper	(.2)	(.5)	(.7)	.2	(.1)	.1
Other Borrowings	(18.3)	(4.8)	(23.1)	21.8	(1.9)	19.9
Senior Notes	(3.9)	(2.0)	(5.9)	6.4	(.8)	5.6
Long-Term Debt	6.9	(.8)	6.1	.7	(1.5)	(.8)
Debt-Floating Rate Capital Securities	-	(.8)	(.8)	2.6	(.2)	2.4

Total	$ 97.1	$ (73.2)	$ 23.9	$131.3	$ -	$131.3

Increase (Decrease) In Net Interest Income	$ 53.3	$ (9.0)	$ 44.3	$ 52.2	$ (10.0)	$ 42.2

Note: Changes not due only to volume changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

(In Millions)	1999	1998	1997	1996	1995
Balance at Beginning of Year	$ 146.8	$ 147.6	$ 148.3	$ 147.1	$144.8

Charge-Offs
Residential Real Estate	1.0	.8	.8	.2	.6
Commercial	7.2	9.6	11.4	6.2	5.5
Commercial Real Estate	.3	.3	.7	7.4	3.6
Personal	1.1	.8	1.3	1.5	1.2
Other	.2	.3	.2	.1	.2
Lease Financing	-	-	-	-	-
International	-	-	-	.2	.6

Total Charge-Offs	9.8	11.8	14.4	15.6	11.7

Recoveries
Residential Real Estate	.2	.2	.1	.2	-
Commercial	.6	.6	2.3	.5	2.1
Commercial Real Estate	.1	.7	1.6	1.9	2.3
Personal	.4	.3	.6	.6	.5
Other	.1	-	.1	.1	.2
Lease Financing	-	-	-	-	-
International	-	-	-	.5	.7

Total Recoveries	1.4	1.8	4.7	3.8	5.8

Net Charge-Offs	8.4	10.0	9.7	11.8	5.9
Provision for Credit Losses	12.5	9.0	9.0	12.0	6.0
Reserve Related to Acquisitions	-	.2	-	1.0	2.2

Net Change in Reserve	4.1	(.8)	(.7)	1.2	2.3

Balance at End of Year	$ 150.9	$ 146.8	$ 147.6	$148.3	$147.1

Loans and Leases at Year-End	$15,374.5	$13,646.9	$12,588.2	$10,937.4	$9,906.0

Average Total Loans and Leases	$14,547.8	$13,315.0	$11,812.9	$10,332.1	$9,136.0

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.05%	.07%	.08%	.11%	.06%
Provision for Credit Losses	.08	.07	.07	.11	.06
Reserve Balance at Year-End	.98	1.08	1.17	1.36	1.49

As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.06%	.07%	.08%	.11%	.06%
Reserve Balance at Year-End	1.04	1.10	1.25	1.44	1.61

International Operations (Based on Obligor's Domicile)

See also Note 27 titled "Business Segments and Related Information" on page 70 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)	1999	1998	1997	1996	1995

Total Assets	$4,595.1	$3,883.9	$3,507.7	$2,365.5	$2,282.0

Time Deposits with Banks	3,548.3	2,827.0	2,574.5	1,699.3	1,643.7
Other Money Market Assets	1.8	-	.1	.1	.1
Loans	544.7	651.4	537.9	380.5	344.3
Customers' Acceptance Liability	.7	.7	.5	1.1	1.9
Foreign Investments	26.7	27.4	22.2	23.4	14.3

Total Liabilities	$7,665.7	$6,815.5	$5,960.7	$4,551.2	$4,163.5

Deposits	7,443.1	6,640.9	5,747.2	4,435.7	3,992.2
Liability on Acceptances	.7	.7	.5	1.1	1.9

Percent of International Related Average Assets and Liabilities to Total Consolidated Average Assets

	1999	1998	1997	1996	1995

Assets	15%	14%	15%	11%	12%

Liabilities	25	25	25	22	21

Reserve for Credit Losses Relating to International Operations

(In Millions)	1999	1998	1997	1996	1995

Balance at Beginning of Year	$3.6	$5.0	$3.6	$3.5	$4.7
Charge-Offs	-	-	-	(.2)	(.6)
Recoveries	-	-	-	.5	.7
Provision for Credit Losses	(.1)	(1.4)	1.4	(.2)	(1.3)

Balance at End of Year	$3.5	$3.6	$5.0	$3.6	$3.5

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

Distribution of International Loans and Deposits by Type

	December 31

Loans	1999	1998	1997	1996	1995

Commercial	$377.4	$298.3	$240.1	$226.6	$259.9
Foreign Governments and Official Institutions	150.1	84.0	115.2	118.3	103.7
Banks	58.0	99.3	51.2	22.8	37.3
Other	40.1	16.2	63.7	14.3	3.3

Total	$625.6	$497.8	$470.2	$382.0	$404.2

	December 31

Deposits	1999	1998	1997

Commercial	$5,251.5	$5,261.0	$4,473.3
Foreign Governments and Official Institutions	2,179.2	1,098.8	782.1
Banks	888.5	481.1	443.4
Other Time	445.6	512.3	490.6
Other Demand	14.1	16.4	11.8

Total	$8,778.9	$7,369.6	$6,201.2

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation's Annual Report to Stockholders for the year ended December 31, 1999:

1999 Annual Report Page(s)

Notes to Consolidated Financial Statements

1. Accounting Policies
F. Interest Risk Management Instruments	49
G. Loans and Leases	50
H. Reserve for Credit Losses	50
L. Other Real Estate Owned	51
5. Loans and Leases	53
6. Reserve for Credit Losses	54
20. Contingent Liabilities	63
21. Off-Balance Sheet Financial Instruments	63-66

Management's Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Credit Risk Management	35-40

In addition, the schedules on pages 18 and 19 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

    Analysis of Reserve for Credit Losses

    Reserve for Credit Losses Relating to International Operations

    Distribution of International Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled "Market Risk Management" on pages 40 to 42 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, and incorporated herein by reference on page 27 of this Form 10-K.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

	December 31

(In Millions)	1999	1998

Assets
Cash and Due from Banks	$1,779.7	$2,184.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,482.1	1,545.4
Time Deposits with Banks	2,291.4	3,264.2
Other Interest-Bearing	253.7	184.4
Securities
Available for Sale	5,091.8	5,078.7
Held to Maturity (Fair Value - $683.2 in 1999 and $438.2 in 1998)	696.1	426.6

Total Securities	5,787.9	5,505.3

Loans
Commercial and Other	7,446.0	6,389.2
Residential Mortgages	3,125.1	2,968.5

Total Loans and Leases (Net of unearned income - $319.6 in 1999 and $222.1 in 1998)	10,571.1	9,357.7

Reserve for Credit Losses	(115.7)	(111.7)
Buildings and Equipment	293.6	260.3
Customers' Acceptance Liability	32.5	31.4
Trust Security Settlement Receivables	323.1	336.7
Other Assets	800.7	746.3

Total Assets	$23,500.1	$23,304.2

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$3,790.5	$3,281.8
Savings and Money Market Deposits	3,002.3	2,524.2
Savings Certificates	1,408.3	1,281.7
Other Time	695.9	350.0
Foreign Offices—Demand	469.1	413.5
—Time	7,699.5	6,496.2

Total Deposits	17,065.6	14,347.4

Federal Funds Purchased	671.9	2,312.0
Securities Sold under Agreements to Repurchase	954.5	2,072.6
Other Borrowings	1,025.1	1,091.4
Senior Notes	500.0	700.0
Long-Term Debt	655.9	455.0
Liability on Acceptances	32.5	31.4
Other Liabilities	933.8	839.7

Total Liabilities	21,839.3	21,849.5

Stockholder's Equity
Capital Stock —Par Value $60	213.8	213.8
Surplus	245.3	245.3
Undivided Profits	1,203.0	996.8
Net Unrealized Loss on Securities Available for Sale	(1.3)	(1.2)

Total Stockholder's Equity	1,660.8	1,454.7

Total Liabilities and Stockholder's Equity	$23,500.1	$23,304.2

The Northern Trust Company
Consolidated Statement of Income (unaudited)

(In Millions)	1999	1998	1997
Noninterest Income
Trust Fees	$599.7	$522.9	$456.9
Foreign Exchange Trading Profits	107.5	103.5	104.7
Treasury Management Fees	66.8	68.9	59.2
Security Commissions and Trading Income	.5	.6	.9
Other Operating Income	40.9	39.6	42.0
Investment Security Gains	.7	1.0	.7

Total Noninterest Income	816.1	736.5	664.4

Interest Income
Loans and Leases	623.0	597.9	548.6
Securities
- Available for Sale	357.0	364.5	310.0
- Held to Maturity	29.5	24.8	26.5
- Trading Account	—	—	—

Total Securities	386.5	389.3	336.5

Time Deposits with Banks	164.3	155.0	133.5
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	90.2	83.3	71.9

Total Interest Income	1,264.0	1,225.5	1,090.5

Interest Expense
Deposits	465.9	471.0	445.3
Federal Funds Purchased	163.9	141.0	93.3
Securities Sold under Agreements to Repurchase	91.4	76.8	77.4
Other Borrowings	107.0	130.2	107.8
Senior Notes	30.6	36.5	30.9
Long-Term Debt	37.8	29.0	24.4

Total Interest Expense	896.6	884.5	779.1

Net Interest Income	367.4	341.0	311.4
Provision for Credit Losses	10.8	3.0	5.6

Net Interest Income after Provision for Credit Losses	356.6	338.0	305.8

Income before Noninterest Expenses	1,172.7	1,074.5	970.2

Noninterest Expenses
Compensation	407.0	370.4	322.7
Employee Benefits	71.9	68.3	58.0
Occupancy Expense	50.7	46.7	45.8
Equipment Expense	50.3	50.5	51.3
Other Operating Expenses	182.4	154.4	143.4

Total Noninterest Expenses	762.3	690.3	621.2

Income before Income Taxes	410.4	384.2	349.0
Provision for Income Taxes	136.1	130.6	117.4

Net Income	$274.3	$253.6	$231.6

Dividends Paid to the Corporation	$75.0	$75.0	$50.0

Supplemental Item-Executive Officers of the Registrant

WILLIAM A. OSBORN

Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. He held the title of President of the Corporation and the Bank from January 1994 to October 1995 and Chief Operating Officer from January 1994 through June 1995. Mr. Osborn, 52, began his career with the Bank in 1970.

BARRY G. HASTINGS

Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. He held the title of Vice Chairman of the Corporation and the Bank from January 1994 through June 1995. Mr. Hastings, 52, began his career with the Corporation in 1974.

DAVID L. EDDY

Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 63, joined the Bank in 1960.

JAMES J. MITCHELL

Mr. Mitchell became President - Worldwide Operations and Technology of the Corporation and the Bank in September 1999, and has served as an Executive Vice President of the Bank since December 1987 and of the Corporation since October 1994. Mr. Mitchell, 57, joined the Bank in 1964.

SHEILA A. PENROSE

Ms. Penrose became President - C&IS of the Corporation and the Bank in January 1998, and has served as an Executive Vice President of the Bank since November 1993 and of the Corporation since November 1994. Ms. Penrose, 54, began her career with the Corporation in 1977.

PERRY R. PERO

Mr. Pero became Vice Chairman of the Corporation and the Bank in September 1999, and has served as Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank since September 1988. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He held the title of Senior Executive Vice President of the Corporation and the Bank from 1992 until September 1999. Mr. Pero, 60, joined the Bank in 1964.

PETER L. ROSSITER

Mr. Rossiter has served as Executive Vice President and General Counsel of the Corporation and the Bank since 1993. He also held the title of Secretary of the Corporation and the Bank from April 1993 through November 1997 and has served as an Assistant Secretary since then. Mr. Rossiter, 51, joined the Corporation in 1992, prior to which he was a partner in the law firm of Schiff Hardin & Waite.

HARRY W. SHORT

Mr. Short became an Executive Vice President of the Corporation and the Bank in September 1999, and has served as Controller of the Corporation and the Bank since October 1994. He held the title of Senior Vice President of the Corporation and the Bank from 1990 through September 1999. Mr. Short, 52, joined the Corporation and the Bank in 1990, prior to which he was a partner in the accounting firm of KPMG Peat Marwick.

JAMES M. SNYDER

Mr. Snyder was appointed Executive Vice President of the Corporation and the Bank in November 1996 and served as Chief Investment Officer from September 1995. He was also named Vice Chairman of the Northern Trust Global Investments Business Unit in February 2000. He had been a Senior Vice President of the Bank from 1991 to 1996. Mr. Snyder, 53, joined the Bank in 1969.

MARK STEVENS

Mr. Stevens became President - PFS of the Corporation and the Bank in January 1998, and has served as an Executive Vice President of the Corporation and the Bank since February 1996. He served as Chief Executive Officer of Northern Trust Bank of Florida N.A., from 1987 to 1996. Mr. Stevens, 52, joined the Corporation in 1979.

STEPHEN B. TIMBERS

Mr. Timbers joined Northern Trust in February 1998, when he was named President - NTGI and an Executive Vice President of the Corporation and the Bank. From January 1996 to December 1997, Mr. Timbers, 55, was President, Chief Executive Officer and Chief Investment Officer of Zurich Kemper Investments, Inc. (formerly Kemper Financial Services, Inc.), the investment adviser to the Kemper Funds and the parent organization of Zurich Investment Management, Inc. From January 1992 until January 1996, he served as President and Chief Operating Officer of Kemper Corporation.

WILLIAM S. TRUKENBROD

Mr. Trukenbrod was appointed an Executive Vice President of the Corporation and the Bank in February 1994, and is currently Chairman of the Credit Policy Committee. Mr. Trukenbrod, 60, joined the Bank in 1962.

The positions of Chairman of the Board, Chief Executive Officer and President are elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of stockholders. The other officers are appointed annually by the Board. Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

Item 2-Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 370,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 40,000 square feet of a building at 125 South Wacker Drive in Chicago for banking operations and personal banking services. Financial services are also provided by the Bank at seventeen other Chicago metropolitan area locations, five of which are owned and twelve of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. The building is leased by the Corporation under terms that qualify as a capital lease. In January 2000, the Bank closed on an agreement to purchase a building and adjacent land located across the street from the Chicago operations center. The building, which is located at 840 South Canal Street and contains approximately 340,000 square feet of office space, houses the computer data center and will be used for future expansion. Prior to the purchase date, the Bank leased under the agreement, in phases that began in November 1997, approximately 130,000 square feet of the building. Space for the Bank's London and Singapore Branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased.

The Corporation's other subsidiaries operate from seventy-one locations, fourteen of which are owned and fifty-seven of which are leased. Detailed information regarding the addresses of all Northern Trust's locations can be found on pages 80 and 81 in the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, which is incorporated herein by reference.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 8 titled "Buildings and Equipment" and Note 9 titled "Lease Commitments" on page 54 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, which information is incorporated herein by reference.

Item 3-Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 20 titled "Contingent Liabilities" on page 63 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Item 4-Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5-Market for Registrant's Common Equity and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on page 75 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 59 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Item 6-Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 23 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 44 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 through 42 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999.

Item 8-Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	1999 Annual Report Page(s)

Consolidated Balance Sheet-December 31, 1999 and 1998	45
Consolidated Statement of Income-Years Ended December 31, 1999, 1998 and 1997	46
Consolidated Statement of Comprehensive Income-Years Ended December 31, 1999, 1998 and 1997	46
Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1999, 1998 and 1997	47
Consolidated Statement of Cash Flows-Years Ended December 31, 1999, 1998 and 1997	48

For Northern Trust Corporation (Corporation Only)

Condensed Balance Sheet-December 31, 1999 and 1998	72
Condensed Statement of Income-Years Ended December 31, 1999, 1998 and 1997	72
Consolidated Statement of Comprehensive Income-Years Ended December 31, 1999, 1998 and 1997	46
Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1999, 1998 and 1997	47
Condensed Statement of Cash Flows-Years Ended December 31, 1999, 1998 and 1997	73

Notes to Consolidated Financial Statements	49-73

Report of Independent Public Accountants	74

The section titled "Quarterly Financial Data" on page 75 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10-Directors and Executive Officers of the Registrant

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 3 through 6 of the Corporation's definitive 2000 Notice and Proxy Statement filed on March 13, 2000 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2000. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 9 of the Corporation's definitive 2000 Notice and Proxy Statement filed on March 13, 2000 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2000.

Item 11-Executive Compensation

The information called for by this item is incorporated herein by reference to page 8 and pages 14 through 23 of the Corporation's definitive 2000 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2000.

Item 12-Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is incorporated herein by reference to pages 10 through 13 of the Corporation's definitive 2000 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2000.

Item 13-Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to pages 8 and 9 of the Corporation's definitive 2000 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2000.

PART IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)-Northern Trust Corporation and Subsidiaries List of Financial Statements
and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank Only):

Unaudited Consolidated Balance Sheet—December 31, 1999 and 1998.

Unaudited Consolidated Statement of Income—Years Ended December 31, 1999, 1998 and 1997.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended
December 31, 1999:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 1999 and 1998.

Consolidated Statement of Income—Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Comprehensive Income —Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Changes in Stockholders' Equity—Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Cash Flows—Years Ended December 31, 1999, 1998 and 1997.

The following financial information is incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1999:

Financial Statements of Northern Trust Corporation (Corporation):

Condensed Balance Sheet—December 31, 1999 and 1998.

Condensed Statement of Income—Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Comprehensive Income —Years Ended December 31, 1999, 1998 and 1997.

Consolidated Statement of Changes in Stockholders' Equity—Years Ended December 31, 1999,
1998 and 1997.

Condensed Statement of Cash Flows—Years Ended December 31, 1999, 1998 and 1997.

The Notes to Consolidated Financial Statements as of December 31, 1999 , incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1999, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Public Accountants incorporated by reference into Item 8 from the Corporation's Annual Report to Stockholders for the year ended December 31, 1999 pertains to the consolidated financial statements and Corporation only information listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 14(a)3-Exhibits

The exhibits listed on the Exhibit Index beginning on page 32 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 14(b)-Reports on Form 8-K

In a report on Form 8-K dated October 18, 1999, Northern Trust incorporated by reference in Item 5 its October 18, 1999 press release, reporting on its earnings for the third quarter and nine months of 1999. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of the Form 8-K. In a report on Form 8-K dated November 16, 1999, Northern Trust Corporation incorporated by reference in Item 5 its November 16, 1999 press release, announcing that its Board of Directors had declared a 2-for-1 split of the common stock of the Corporation, to be effected by means of a 100% stock distribution. One share for each share held by stockholders of record on November 29, 1999, was distributed on December 9, 1999. The Corporation also announced the declaration of a quarterly cash dividend on shares of its common stock outstanding after the split in the amount of 13.5 cents per share, which was paid on January 3, 2000, to holders of record on December 10, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2000		Northern Trust Corporation
(Registrant)
	By:	William A. Osborn

William A. Osborn
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

William A. Osborn	Chairman of the Board, Chief Executive Officer and Director

William A. Osborn

Perry R. Pero	Vice Chairman and Chief Financial Officer

Perry R. Pero

Harry W. Short	Executive Vice President and Controller (Chief Accounting Officer)

Harry W. Short

—)
Dolores E. Cross	Director	)
Susan Crown	Director	)
Robert S. Hamada	Director	)
Barry G. Hastings	Director	)
Robert A. Helman	Director	)		Peter L. Rossiter
Arthur L. Kelly	Director	)— —	By:
Frederick A. Krehbiel	Director	)		Peter L. Rossiter
William G. Mitchell	Director	)		Attorney-in-Fact
Edward J. Mooney	Director	)
Harold B. Smith	Director	)
William D. Smithburg	Director	)
Bide L. Thomas	Director	)
	—)			Date: March 14, 2000

EXHIBIT INDEX

The following Exhibits are filed herewith or are incorporated herein by reference.

Exhibit Incorporated
By Reference to
Exhibit of Same Name
Exhibit		In Prior Filing*
Number	Description	Or Filed Herewith

(3)		Articles of Incorporation and By-laws
	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(10)
	(ii)	By-laws as amended to date	(21)

(4)		Instruments Defining the Rights of Security Holders
	(i)	Form of The Northern Trust Company's Global Senior Bank Note (Fixed Rate)	Filed Herewith
	(ii)	Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate)	Filed Herewith
	(iii)	Form of The Northern Trust Company's Global Subordinated Bank Note (Fixed Rate)	Filed Herewith
	(iv)	Form of The Northern Trust Company's Global Subordinated Bank Note (Floating Rate)	Filed Herewith
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(8)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	Filed Herewith

(10)			Material Contracts

	(i)	Northern Trust Corporation Amended Incentive Stock Plan, as amended May 20, 1986 **		(1)
		(1)	Amendment dated November 1, 1996	(7)
	(ii)	Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)		(2)
	(iii)	Restated Northern Trust Employee Stock Ownership Plan, dated January 1, 1989, as amended November 21, 1995 and April 26, 1996		(7)
		(1)	Amendments effective January 1, 1996 to the Northern Trust Employee Stock Plan for former employees of Tanglewood Bank, N.A	(10)
		(2)	Amendment effective September 30, 1996 to the Northern Trust Employee Stock Ownership Plan for certain former employees of First Chicago NBD Corporation	(10)
		(3)	Amendments effective January 1, 1997 to the Northern Trust Employee Stock Ownership Plan for former employees of Bent Tree National Bank.	(10)
		(4)	Amendment dated March 25, 1998 to the Northern Trust Employee Stock Ownership Plan	(12)
		(5)	Amendment effective May 14, 1998 to the Northern Trust Employee Stock Ownership Plan	(14)
		(6)	Amendment effective August 1, 1998 to the Northern Trust Employee Stock Ownership Plan	(14)
		(7)	Amendment effective December 31, 1998 to the Northern Trust Employee Stock Ownership Plan	(18)

	(8) Amendments effective January 1, 1999 to the Northern Trust Employee Stock Ownership Plan	(20)
	(9) Amendment effective October 1, 1999 to the Northern Trust Employee Stock Ownership Plan	Filed Herewith
(iv)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank which, effective January 1, 1998, was succeeded by U.S. Trust Company, N.A.) dated January 26, 1989	(3)
	(1) Amendment dated February 21, 1995	(11)
	(2) Amendment dated January 2, 1998	(12)
(v)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(6)
(vi)	Term Loan Agreement between the ESOP Trust and the Registrant dated June 28, 1996	(6)
	(1) Amendment dated as of June 30, 1999	(21)
(vii)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between
	The Northern Trust Company and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Restated Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Restated Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Restated Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**	(14)
	(1) Amendment dated August 31, 1999	(21)
(viii)	Restated Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company as amended and restated as of July 20, 1999**	(21)
(ix)	Restated Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company as amended and restated as of July 20, 1999**	(21)
	(1) Amendment dated December 31, 1999	Filed Herewith
(x)	Restated Supplemental Pension Plan for Employees of The Northern Trust
	Company as amended and restated as of July 20, 1999**	(21)
(xi)	Northern Trust Deferred Compensation Plan dated as of May 1, 1998**	(14)
(xii)	Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A.	(13)
	(1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(16)
	(2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(17)
(xiii)	Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended	(4)
	(1) First Amendment to Agreement of Lease dated August 15, 1986	(5)
	(2) Second Amendment to Agreement of Lease dated August 6, 1987	(5)
	(3) Third Amendment to Agreement of Lease dated May 20, 1988	(5)
	(4) Fourth Amendment to Agreement of Lease dated May 1, 1990	(5)
	(5) Fifth Amendment to Agreement of Lease dated January 12, 1995	(5)
	(6) Sixth Amendment to Agreement of Lease dated November 30, 1995	(5)
	(7) Seventh Amendment to Agreement of Lease dated February 24, 1998	(12)
(xiv)	Lease dated July 8, 1987 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated July 12, 1984 and known as Trust No. 61523 (Landlord) and The Northern Trust Company (Tenant), as amended	(4)

		(1) First Amendment to Office Lease dated October 20, 1987	(9)
		(2) Second Amendment to Office Lease dated January 16, 1998	(12)
		(3) Third Amendment to Office Lease dated May 27, 1998	(15)
	(xv)	Amended 1992 Incentive Stock Plan**	(10)
		(1) Amendment dated January 20, 1998	(20)
		(2) Amendment dated September 15, 1998	(20)
		(3) Amendment dated May 18, 1999	(20)
	(xvi)	Northern Trust Corporation (1999) Management Performance Plan**	(19)
	(xvii)	Northern Trust Corporation (1999) Annual Performance Plan**	(19)
	(xviii)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(18)
	(xix)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended**	(18)
	(xx)	Form of Employment Security Agreement dated March 1, 1996 (and in one case February 23, 1998) entered into between Northern Trust Corporation and each of 8 executive officers - as amended**	(6)
	(xxi)	Form of Employment Security Agreement dated May 21, 1996 entered into between Northern Trust Corporation and each of 27 officers**	(6)
	(xxii)	Form of Employment Security Agreement dated May 21, 1996 entered into between Northern Trust Corporation and each of 7 officers**	(6)
	(xxiii)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(8)
	(xxiv)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(8)
	(xxv)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(10)
	(xxvi)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(10)
	(xxvii)	Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 20, 1998	(18)
(13)	1999 Annual Report to Stockholders		Filed Herewith
(21)	Subsidiaries of the Registrant		Filed Herewith
(23)	Consent of Independent Public Accountants		Filed Herewith
(24)	Powers of Attorney		Filed Herewith
(27)	Financial Data Schedule		Filed Herewith
(99)	Additional Exhibits
	(i)	Description of Common Stock (filed for the purpose of updating the description of Common Stock contained in the registration statement for such securities)	Filed Herewith
	(ii)	Corporate Governance Guidelines Adopted May 18, 1999	20

*Prior Filings (File No. 0-5965, except as noted)

(1)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1986
(2)	Annual Report on Form 10-K for the year ended December 31, 1988
(3)	Form 8-K dated January 26, 1989
(4)	Annual Report on Form 10-K for the year ended December 31, 1990
(5)	Annual Report on Form 10-K for the year ended December 31, 1995
(6)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(7)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(8)	Form 8-K dated January 22, 1997
(9)	Annual Report on Form 10-K for the year ended December 31, 1996
(10)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(11)	Annual Report on Form 10-K for the year ended December 31, 1997
(12)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(13)	Form 8-A dated July 24, 1998
(14)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1998
(16)	Form 8-K dated November 20, 1998
(17)	Form 8-K dated February 19, 1999
(18)	Annual Report on Form 10-K for the year ended December 31, 1998
(19)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
(20)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(21)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

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