Form 10-Q
period 2000-03-31
NORTHERN TRUST CORP
filed 2000-05-10
CIK 73124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission File Number 0-5965

NORTHERN TRUST CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 SOUTH LA SALLE STREET	60675
CHICAGO, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (312) 630-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                       Yes[X] No[ ]

222,299,865 Shares - $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on March 31, 2000)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions)	March 31 2000	December 31 1999	March 31 1999
Assets
Cash and Due from Banks	$ 1,592.7	$ 1,977.9	$ 1,195.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	608.9	1,083.8	672.7
Time Deposits with Banks	3,744.3	2,292.2	2,633.1
Other Interest-Bearing	31.8	63.2	117.5
Securities
Available for Sale	8,026.7	5,480.0	6,731.2
Held to Maturity (Fair value—$748.2 at March 2000, $740.4 at December 1999, $230.5 at March 1999)	758.0	752.7	477.5
Trading Account	7.7	11.0	14.5

Total Securities	8,792.4	6,243.7	7,223.2

Loans and Leases
Commercial and Other	10,131.2	9,116.8	8,047.2
Residential Mortgages	6,347.6	6,257.7	5,999.3

Total Loans and Leases (Net of unearned income—$322.7 at March 2000, $321.3 at December 1999, $230.5 at March 1999)	16,478.8	15,374.5	14,046.5

Reserve for Credit Losses	(154.7)	(150.9)	(147.2)
Buildings and Equipment	384.9	380.4	346.2
Customers' Acceptance Liability	33.1	34.7	42.1
Trust Security Settlement Receivables	519.2	323.1	354.2
Other Assets	1,188.0	1,085.6	1,071.2

Total Assets	$33,219.4	$28,708.2	$27,554.6

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$ 4,531.8	$ 4,476.0	$ 3,919.5
Savings and Money Market	5,304.6	5,299.7	4,638.7
Savings Certificates	2,239.6	2,338.6	2,198.7
Other Time	830.0	913.0	513.5
Foreign Offices—Demand	690.1	468.8	504.3
— Time	7,858.6	7,874.9	4,817.5

Total Deposits	21,454.7	21,371.0	16,592.2
Federal Funds Purchased	2,022.4	370.2	2,048.6
Securities Sold Under Agreements to Repurchase	799.1	997.8	2,843.5
Commercial Paper	143.4	145.1	144.8
Other Borrowings	4,148.6	1,155.3	1,588.7
Senior Notes	500.0	500.0	800.0
Long-Term Debt	638.4	659.4	458.5
Debt—Floating Rate Capital Securities	267.6	267.5	267.5
Liability on Acceptances	33.1	34.7	42.1
Other Liabilities	960.5	1,032.5	737.7

Total Liabilities	30,967.8	26,533.5	25,523.6

Stockholders' Equity
Preferred Stock	120.0	120.0	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 280,000,000 shares at March 2000, December 1999 and March 1999; Outstanding 222,299,865 at March 2000, 222,161,934 at December 1999 and 111,643,477 at March 1999	379.8	379.8	189.9
Capital Surplus	—	—	202.5
Retained Earnings	1,945.3	1,870.7	1,650.0
Net Unrealized Gain (Loss) on Securities Available for Sale	(2.4)	(2.4)	3.9
Common Stock Issuable—Performance Plan	80.9	55.0	56.3
Deferred Compensation—ESOP and Other	(57.0)	(44.2)	(55.8)
Treasury Stock—(at cost, 5,621,659 shares at March 2000, 5,759,590 shares at December 1999, and 2,317,285 shares at March 1999)	(215.0)	(204.2)	(135.8)

Total Stockholders' Equity	2,251.6	2,174.7	2,031.0

Total Liabilities and Stockholders' Equity	$33,219.4	$28,708.2	$27,554.6

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions Except Per Share Information)	2000	1999
Noninterest Income
Trust Fees	$286.0	$224.5
Foreign Exchange Trading Profits	34.0	25.6
Treasury Management Fees	17.1	18.1
Security Commissions and Trading Income	9.6	7.5
Other Operating Income	15.7	10.4
Investment Security Gains	—	—

Total Noninterest Income	362.4	286.1

Net Interest Income
Interest Income	435.8	370.2
Interest Expense	296.4	244.6

Net Interest Income	139.4	125.6
Provision for Credit Losses	4.0	.5

Net Interest Income after Provision for Credit Losses	135.4	125.1

Noninterest Expenses
Compensation	164.8	135.7
Employee Benefits	29.2	26.0
Occupancy Expense	20.8	17.7
Equipment Expense	17.9	15.6
Other Operating Expenses	93.4	71.4

Total Noninterest Expenses	326.1	266.4

Income before Income Taxes	171.7	144.8
Provision for Income Taxes	58.4	49.7

Net Income	$113.3	$ 95.1

Net Income Applicable to Common Stock	$112.0	$ 94.0

Net Income Per Common Share—Basic	$ .51	$ .42
—Diluted	.49	.41

Average Number of Common Shares Outstanding—Basic	221,199,338	221,643,090
—Diluted	230,120,655	230,140,766

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions)	2000	1999
Net Income	$113.3	$95.1
Other Comprehensive Income (before tax)
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Holding Gains Arising during the Period
(Net of tax provision of $2.7 in 1999)	—	4.5
Less: Reclassification Adjustment for Gains included in Net Income	—	—

Other Comprehensive Income	—	4.5

Comprehensive Income	$113.3	$99.6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
(In Millions)	2000	1999

Preferred Stock Balance at January 1 and March 31	$ 120.0	$ 120.0

Common Stock Balance at January 1 and March 31	379.8	189.9

Capital Surplus
Balance at January 1	—	212.9
Stock Issued - Incentive Plan and Awards	—	(10.4)

Balance at March 31	—	202.5

Retained Earnings
Balance at January 1	1,870.7	1,582.9
Net Income	113.3	95.1
Dividend Declared - Common Stock	(30.0)	(26.8)
Dividends Declared - Preferred Stock	(1.4)	(1.2)
Incentive Plan and Awards	(7.3)	—

Balance at March 31	1,945.3	1,650.0

Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1	(2.4)	(0.6)
Unrealized Gain, net	—	4.5

Balance at March 31	(2.4)	3.9

Common Stock Issuable - Performance Plan
Balance at January 1	55.0	30.4
Stock Issuable, net of Stock Issued	25.9	25.9

Balance at March 31	80.9	56.3

Deferred Compensation - ESOP and Other
Balance at January 1	(44.2)	(44.3)
Compensation Deferred	(17.2)	(14.5)
Compensation Amortized	4.4	3.0

Balance at March 31	(57.0)	(55.8)

Treasury Stock Balance at January 1	(204.2)	(150.9)
Stock Options and Awards	34.8	40.6
Stock Purchased	(45.6)	(25.5)

Balance at March 31	(215.0)	(135.8)

Total Stockholders' Equity at March 31	$2,251.6	$2,031.0

CONSOLIDATED STATEMENT OF CASH FLOWS
	NORTHERN TRUST CORPORATION
	First Quarter Ended March 31
(In Millions)	2000	1999
Cash Flows from Operating Activities:
Net Income	$ 113.3	$ 95.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4.0	0.5
Depreciation on Buildings and Equipment	17.0	14.3
Increase in Interest Receivable	(8.0)	(3.4)
Decrease in Interest Payable	(16.0)	(9.6)
Amortization and Accretion of Securities and Unearned Income	(40.6)	(40.6)
Amortization of Software, Goodwill and Other Intangibles	18.9	15.5
Net (Increase) Decrease in Trading Account Securities	3.3	(5.4)
Other Noncash, net	(109.9)	(160.9)

Net Cash Used in Operating Activities	(18.0)	(94.5)

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	474.9	491.7
Net (Increase) Decrease in Time Deposits with Banks	(1,452.1)	631.6
Net (Increase) Decrease in Other Interest-Bearing Assets	31.4	(95.7)
Purchases of Securities-Held to Maturity	(37.9)	(43.9)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	32.8	39.4
Purchases of Securities-Available for Sale	(8,289.0)	(10,821.3)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	5,784.7	9,510.4
Net Increase in Loans and Leases	(1,106.0)	(406.2)
Purchases of Buildings and Equipment	(21.5)	(20.3)
Purchases and Development of Computer Software	(29.5)	(31.4)
Net Increase in Trust Security Settlement Receivables	(196.1)	(17.5)
Other, net	.5	.8

Net Cash Used in Investing Activities	(4,807.8)	(762.4)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	83.7	(1,610.5)
Net Increase in Federal Funds Purchased	1,652.2	23.5
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(198.7)	728.6
Net Decrease in Commercial Paper	(1.7)	(3.3)
Net Increase in Short-Term Other Borrowings	3,576.8	425.8
Proceeds from Term Federal Funds Purchased	831.5	2,555.3
Repayments of Term Federal Funds Purchased	(1,415.0)	(2,491.6)
Proceeds from Senior Notes & Long-Term Debt	102.6	100.4
Repayments of Senior Notes & Long-Term Debt	(123.6)	—
Treasury Stock Purchased	(45.1)	(25.5)
Net Proceeds from Stock Options	6.7	9.6
Cash Dividends Paid on Common and Preferred Stock	(31.6)	(28.0)
Other, net	2.8	1.7

Net Cash Provided by (Used In) Financing Activities	4,440.6	(314.0)

Decrease in Cash and Due from Banks	(385.2)	(1,170.9)
Cash and Due from Banks at Beginning of Year	1,977.9	2,366.0

Cash and Due from Banks at March 31	$ 1,592.7	$ 1,195.1

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$ 312.4	$ 254.1
Income Taxes Received	8.8	16.3

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 2000 and 1999 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2000		December 31, 1999		March 31, 1999
	Book	Fair	Book	Fair	Book	Fair
(In Millions)	Value	Value	Value	Value	Value	Value

Held to Maturity
U.S. Government	$ 54.9	$ 54.8	$ 55.1	$ 55.0	$ 55.5	$ 55.5
Obligations of States and
Political Subdivisions	470.6	464.9	476.0	466.6	254.1	267.2
Federal Agency	.9	.7	.9	.7	2.0	2.0
Other	231.6	227.8	220.7	218.1	165.9	163.5

Subtotal	758.0	748.2	752.7	740.4	477.5	488.2

Available for Sale
U.S. Government	182.0	182.0	192.0	192.0	249.2	249.2
Obligations of States and
Political Subdivisions	15.3	15.3	15.3	15.3	263.6	263.6
Federal Agency	7,659.8	7,659.8	5,105.6	5,105.6	6,099.0	6,099.0
Preferred Stock	104.8	104.8	101.3	101.3	101.5	101.5
Other	64.8	64.8	65.8	65.8	17.9	17.9

Subtotal	8,026.7	8,026.7	5,480.0	5,480.0	6,731.2	6,731.2

Trading Account	7.7	7.7	11.0	11.0	14.5	14.5

Total Securities	$8,792.4	$8,782.6	$6,243.7	$6,231.4	$7,223.2	$7,233.9

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity		March 31, 2000

	Book	Gross Unrealized		Fair
(In Millions)	Value	Gains	Losses	Value

U.S. Government	$ 54.9	$ —	$ .1	$ 54.8
Obligations of States and Political Subdivisions	470.6	3.3	9.0	464.9
Federal Agency	.9	—	.2	.7
Other	231.6	—	3.8	227.8

Total	$758.0	$3.3	$13.1	$748.2

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale		March 31, 2000

	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses

U.S. Government	$ 182.5	$ —	$ .5	$ 182.0
Obligations of States and Political Subdivisions	16.8	—	1.5	15.3
Federal Agency	7,663.3	1.4	4.9	7,659.8
Preferred Stock	105.1	—	.3	104.8
Other	64.9	—	.1	64.8

Total	$8,032.6	$1.4	$7.3	$8,026.7

Unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled $3.1 million and none, respectively, as of March 31, 2000. At March 31, 2000, stockholders' equity included a charge of $2.4 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $8.7 billion on March 31, 2000, $4.9 billion on December 31, 1999 and $7.2 billion on March 31, 1999.

4. Contingent Liabilities - Standby letters of credit outstanding were $1.9 billion on March 31, 2000, $2.0 billion on December 31, 1999 and $1.6 billion on March 31, 1999.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2000	December 31, 1999	March 31, 1999

Domestic
Residential Real Estate	$ 6,347.6	$ 6,257.7	$ 5,999.3
Commercial	4,700.0	4,704.1	4,402.9
Broker	232.8	88.8	136.9
Commercial Real Estate	809.1	780.4	663.6
Personal	1,906.0	1,659.9	1,284.7
Other	970.3	566.5	554.2
Lease Financing	711.5	691.5	536.8

Total Domestic	15,677.3	14,748.9	13,578.4
International	801.5	625.6	468.1

Total Loans and Leases	$16,478.8	$15,374.5	$14,046.5

At March 31, 2000, other domestic and international loans included $1.2 billion of overnight trust-related advances primarily in connection with next day security settlements, compared with $701.8 million at December 31, 1999 and $659.6 million at March 31, 1999.

At March 31, 2000, nonperforming loans totaled $56.5 million. Included in this amount were loans with a recorded investment of $55.0 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $7.1 million had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $47.9 million had an allocated reserve of $19.0 million. For the first quarter of 2000, the total recorded investment in impaired loans averaged $56.2 million. Total interest income recorded on impaired loans for the quarter ended March 31, 2000 was $26 thousand.

At March 31, 1999, nonperforming loans totaled $30.2 million and included $29.0 million of impaired loans. Of these impaired loans, $5.2 million had no reserve allocation while $23.8 million had an allocated reserve of $11.7 million. Total recorded investment in impaired loans for the first quarter of 1999 averaged $26.7 million with $105 thousand of interest income recognized on such loans.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31

(In Millions)	2000	1999

Balance at Beginning of Period	$150.9	$146.8
Charge-Offs
Commercial Real Estate	—	—
Other	(.3)	(.4)
International	—	—

Total Charge-Offs	(.3)	(.4)

Recoveries	.1	.3

Net Charge-Offs	(.2)	(.1)
Provision for Credit Losses	4.0	.5

Balance at End of Period	$154.7	$147.2

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

Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust's credit exposures, which depend upon internal credit ratings. These loss factors primarily reflect management's judgment concerning the effect of the business cycle on the creditworthiness of Northern Trust's borrowers, as well as historical charge-off experience.

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss reserve reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	First Quarter Ended March 31
($ In Millions Except Per Share Information)	2000	1999

Basic Net Income Per Common Share
Net Income	$113.3	$95.1
Less: Dividends on Preferred Stock	(1.3)	(1.1)

Net Income Applicable to Common Stock	$112.0	$94.0
Average Number of Common Shares Outstanding	221,199,338	221,643,090
Basic Net Income Per Common Share	$ .51	$ .42

Diluted Net Income Per Common Share
Net Income Applicable to Common Stock	$112.0	$94.0
Average Number of Common Shares Outstanding	221,199,338	221,643,090
Plus Dilutive Potential Common Shares:
Stock Options	6,623,114	6,457,880
Performance Shares	1,529,947	1,360,902
Other	768,256	678,894

Average Common and Potential Common Shares	230,120,655	230,140,766
Diluted Net Income Per Common Share	$ .49	$ .41

8. Accounting Standards Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In July 1999, FASB issued SFAS No. 137, which amended SFAS No. 133 by deferring the effective date by one year to January 1, 2001 from January 1, 2000. Although early adoption is permitted, Northern Trust plans to adopt the new statement on January 1, 2001.

The accounting requirements of this statement are complex and the Financial Accounting Standards Board continues to respond to interpretation requests and is proceeding with a proposed statement, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The pending conclusions to interpretive requests and the possible adoption of the proposed amendment may have an impact on current and future hedge strategies. Until the interpretative issues referred to above are addressed and these alternatives fully evaluated by management, it is not possible to quantify the actual impact that this statement will have on the earnings and financial position of Northern Trust.

Northern Trust has concluded, however, that the hedge strategies used to manage fixed interest rate risk in its loan portfolio, are not likely to qualify for the special accounting treatment contemplated by SFAS No. 133. Accordingly, management has begun to implement alternative strategies for managing interest rate risk which has included the termination and run-off of swap contracts used to hedge fixed rate loans and increased utilization of longer-term fixed rate liabilities. Management expects to continue to reduce the reliance on interest rate swaps over the remainder of the year. Current estimates indicate that a reduction in the use of interest rate swaps to manage interest rate risk could reduce net interest income by up to $1.0 million on an annualized basis.

9. Acquisition - In March 2000, Northern Trust entered into a definitive agreement to acquire Ulster Bank Investment Services (UBIS) Dublin, Ireland from the Ulster Bank Group for approximately $13.5 million. UBIS is a provider of trustee/custody, fund administration, fund accounting and shareholder services to global fund sponsors. The acquisition will enable Northern Trust to offer a full service package of trustee/custody and fund services to its investment manager and institutional clients. The business being acquired has total assets under administration of approximately $5.4 billion. The acquisition, which is subject to regulatory approval, is expected to close during the second quarter.

On May 2, 2000, Northern Trust completed the acquisition of Carl Domino Associates, L.P., providing Northern Trust with a value equity investment management capability to complement its present growth equity style. Carl Domino Associates is a registered investment advisor in West Palm Beach, Florida with over $2 billion in assets under management. The purchase price, which is based in part on a formula related to transitioned business, is expected to approximate $28 million and will be paid over a nine month period.

10. Business Segments

The table on page 17 reflecting the earnings contribution of Northern Trust's business segments for the first quarter ended March 31, 2000 is incorporated by reference.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                  CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER EARNINGS HIGHLIGHTS

Net income increased 19% to a record $113.3 million from the $95.1 million earned in the first quarter of last year. Net income per common share on a diluted basis increased 20% to a record $.49 for the first quarter, up from $.41 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 21.70% versus 20.62% reported last year, and an annualized return on average assets (ROA) of 1.46% versus 1.31% in 1999. Record trust fee growth of 27%, driven by strong new business, favorable equity markets and record levels of foreign exchange profits, net interest income and brokerage commissions produced a 22% increase in total revenues.

The 20% earnings per share growth was double Northern Trust's minimum goal of 10%, and the ROE of 21.70% exceeded the 18-20% target range for the twelfth consecutive quarter. The productivity ratio of 157% was slightly below the corporate goal of 160%.

Noninterest Income

Noninterest income increased 27% and totaled $362.4 million for the quarter, accounting for 71% of total taxable equivalent revenue. Trust fees of $286.0 million increased 27% or $61.5 million over the like period of 1999 and represented 79% of noninterest income and 56% of total taxable equivalent revenue. Strong new business and higher market values of trust assets administered drove this fee growth. Trust assets under administration have grown 23% to $1.6 trillion since March 31, 1999. Trust assets under the management of Northern Trust grew at an even greater rate, increasing 33% from the prior year, and totaled $323.1 billion at March 31, 2000. At December 31, 1999, trust assets under administration totaled $1.54 trillion with $299.1 billion under management.

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

Trust fees from Personal Financial Services (PFS) increased 31% from the prior year level of $111.4 million and totaled $145.5 million for the first quarter. This performance reflects continued strong new business throughout Northern Trust's national PFS network and favorable equity markets. All states in the PFS network recorded increases in trust fees of more than 20% with Arizona and Texas each increasing more than 40%. The Wealth Management Group also had excellent performance, with trust fees increasing 32%. Wealth Management now administers $56.5 billion for significant family asset pools worldwide, up 44% from last year. Total personal trust assets under administration increased $36.5 billion from the prior year and $10.1 billion since December 31, 1999, and totaled $162.1 billion at March 31, 2000. Of the personal trust assets under administration, $97.3 billion is managed by Northern Trust compared to $75.8 billion one year ago and $91.6 billion at December 31, 1999. Net recurring PFS new business sold through March 31, 2000 and expected to transition throughout the year was $23 million in annualized trust fees, up 53% from the same period last year.

During the quarter, Northern Trust opened its eighth office in Arizona in the Sun Lakes community near Chandler. In April, Northern Trust opened a trust representative office in St. Louis bringing its national network of Personal Financial Services offices to 76 locations in ten states.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 24% and totaled $140.5 million compared to $113.1 million in the year-ago quarter, reflecting strong new business. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the first quarter fee growth. Fees from asset management increased 29% to $42.5 million. Strong new business results increased fees generated by Northern Trust Retirement Consulting, L.L.C. to a record $13.1 million, up 26% from last year's first quarter. Securities lending fees increased 29% to a record $32.2 million while custody fees increased 18% to $43.7 million. The growth in securities lending fees was a product of higher lending volumes and the carryover effect early in the quarter of higher Year 2000-related spreads, moderated by increases in interest rates as the quarter progressed. Net recurring new business sold in C&IS through March 31, 2000 and expected to transition during the year was $16 million in annualized trust fees, up 7% from the same period last year.

Total C&IS trust assets under administration increased to $1.44 trillion at March 31, 2000, up 23% from March 31, 1999 and 4% from December 31, 1999. Of the C&IS trust assets under administration, $225.8 billion is managed by Northern Trust, up 35% from March 31, 1999 and 9% from December 31, 1999. Trust assets under administration included approximately $315 billion of global custody assets.

Two strategic acquisitions were announced earlier in the first quarter. In March Northern Trust entered into a definitive agreement to acquire Ulster Bank Investment Services (UBIS) Dublin, Ireland from the Ulster Bank Group for approximately $13.5 million. UBIS is a premier provider of trustee/custody, fund administration, fund accounting and shareholder services to global fund sponsors. The acquisition will enable Northern Trust to offer a full service package of trustee/custody and fund services to its investment manager and institutional clients. The business being acquired has total assets under administration of approximately $5.4 billion. The acquisition, which is subject to regulatory approval, is expected to close during the second quarter. On May 2, 2000, Northern Trust completed the previously announced acquisition of Carl Domino Associates, L.P., providing Northern Trust with a value equity investment management capability to complement its present growth equity style. Carl Domino Associates is a registered investment advisor in West Palm Beach, Florida with over $2 billion in assets under management. The purchase price, which is based in part on a formula related to transitioned business, is expected to approximate $28 million and will be paid over a nine month period.

Foreign exchange trading profits were a record $34.0 million, up 33% from $25.6 million in the first quarter of 1999. The current year quarter benefited from a higher level of client transaction volume, growth in global assets and market volatility, including changes in the relative values of the euro, yen, and U.S. dollar. During the quarter, clients increased their use of Northern Trust FX Passportsm , a browser-based product that enables clients to enter into foreign exchange transactions with Northern Trust via the Internet.

Total treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $25.9 million, up 4% from last year's first quarter. The fee portion of these revenues accrued in the quarter was $17.1 million, down from $18.1 million in the comparable quarter last year as more clients elected to pay for services with compensating deposit balances.

Security commissions and trading income increased 27% to a record $9.6 million from last year, reflecting a higher volume of transactions at Northern Trust Securities, Inc. Other operating income was $15.7 million for the first quarter compared with $10.4 million in the same period of last year, primarily reflecting higher loan and trust deposit-related fees.

Net Interest Income

Net interest income for the quarter totaled $139.4 million, 11% higher than the $125.6 million reported in the first quarter of 1999. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $150.8 million, up 12% from the $134.5 million reported in 1999. The increase in net interest income reflects 7% growth in average earning asset levels and a 21% increase in noninterest-related funds, primarily demand deposits and equity. The net interest margin improved to 2.16% versus 2.07% reported in the year-ago quarter reflecting a higher level of noninterest-related funds and retail savings deposits.

Earning assets for the first quarter averaged $28.1 billion, up 7% from the $26.3 billion average for the same quarter of 1999. The $1.8 billion growth in average earning assets was comprised of a $1.5 billion or 11% increase in loans and leases, a $533 million or 7% increase in securities and a $200 million decline in money market assets.

The loan growth was concentrated within the domestic portfolio, which increased $1.5 billion to average $15.0 billion, while international loans increased slightly to $583 million from a year ago. Residential mortgage loans, which represent 40% of the total average loan portfolio, increased $332 million or 6% to average $6.3 billion for the quarter. Commercial and industrial loans averaged $4.6 billion during the first quarter compared to $4.4 billion in the prior year quarter and personal loans increased $423 million to average $1.7 billion.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $16.1 billion, up 21% or $2.7 billion from the first quarter of 1999. This growth was concentrated primarily in foreign office time deposits, up $1.9 billion resulting from increased global custody activity, and higher levels of savings and money market deposits, up $542 million. Other interest-related funds averaged $7.5 billion, down $1.7 billion or 18% due predominantly to lower levels of federal funds purchased and securities sold under agreements to repurchase. The balances within these classifications vary based on funding requirements, interest rate levels, growth in lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 21% to average $4.5 billion, due to growth in common stockholders' equity resulting from retained earnings and to higher levels of demand deposits.

Provision for Credit Losses

The provision for credit losses of $4.0 million in the first quarter compares to $.5 million in the same quarter of 1999. The overall quality of the portfolio remains strong. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 20.

Noninterest Expenses

Noninterest expenses totaled $326.1 million for the quarter, an increase of 22% or $59.7 million from the $266.4 million in the year-ago quarter. Approximately 54% of the increase in noninterest expenses related to compensation and employee benefits and was primarily attributable to staff growth, merit increases and performance-based incentives. The balance of the expense growth reflects costs associated with technology investments, business promotion, co-administration services provided to the two mutual fund families and expansion of the PFS office network, as well as higher operating costs relating to the significant growth in volumes.

Compensation and employee benefits, which represent approximately 60% of total noninterest expenses, increased to $194.0 million from $161.7 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and higher performance-based incentives. Performance-based compensation accounted for approximately one-half of the increase in total compensation, principally due to increased costs for incentive plans resulting from strong new business, excellent investment management performance, record net income and the 27% price increase in Northern Trust Corporation common stock since year-end. Staff levels increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at March 31, 2000 totaled 8,700, up 8% from 8,043 at March 31, 1999.

Net occupancy expense totaled $20.8 million, up 18% from $17.7 million in the first quarter of 1999, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. In addition, the Bank completed the $23.5 million acquisition of a building and adjacent land located across the street from the Chicago operations center in January. Prior to the purchase date, the Bank leased approximately 130,000 square feet of this 340,000 square foot building. The principal components of the increase in occupancy expense were higher net rental and maintenance costs, real estate taxes, building depreciation and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $17.9 million, up 15% from the $15.6 million reported in the first quarter of 1999. The increases were primarily in depreciation of computer hardware, machinery and office furniture, and higher maintenance costs for computers and equipment.

Other operating expenses in the quarter totaled $93.4 million compared to $71.4 million last year. Higher 2000 other operating expense levels reflect continued investment in technology, costs of providing co-administration services to the two mutual fund families and expansion of the PFS office network. Higher operating expenses also reflect necessary costs to support business growth and charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. The categories most affected by these factors were business development, purchased professional services, software amortization, and other expenses. The components of other operating expenses were as follows:

	First Quarter Ended March 31
(In Millions)	2000	1999

Business Development	$12.9	$ 9.5
Purchased Professional Services	30.5	26.9
Telecommunications	4.6	4.3
Postage and Supplies	7.1	6.8
Software Amortization	15.4	11.9
Goodwill and Other Intangibles Amortization	3.5	3.6
Other Expenses	19.4	8.4

Total Other Operating Expenses	$93.4	$71.4

Provision for Income Taxes

The provision for income taxes was $58.4 million for the first quarter compared with $49.7 million in the year-ago quarter. The higher tax provision in 2000 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate for the first quarter was 34.0% compared to 34.3% for the first quarter of 1999.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the first quarter ended March 31, 2000 and 1999.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated

($ in Millions)	2000	1999	2000	1999	2000	1999	2000	1999

Noninterest Income
Trust Fees	$ 140.5	$ 113.1	$ 145.5	$ 111.4	$ -	$ -	$ 286.0	$ 224.5
Other	60.0	48.2	17.3	13.0	(.9)	.4	76.4	61.6
Net Interest Income after Provision for Credit Losses*	42.5	41.3	102.4	88.5	1.9	4.2	146.8	134.0
Noninterest Expenses	148.9	125.6	154.4	129.0	22.8	11.8	326.1	266.4

Income before Income Taxes*	94.1	77.0	110.8	83.9	(21.8)	(7.2)	183.1	153.7
Provision for Income Taxes*	36.6	30.1	43.1	33.3	(9.9)	(4.8)	69.8	58.6

Net Income	$ 57.5	$ 46.9	$ 67.7	$ 50.6	$ (11.9)	$ (2.4)	$ 113.3	$ 95.1

Percentage Net Income Contribution	51%	49%	60%	53%	(11)%	(2)%	100%	100%

Average Assets	$15,704.7	$12,350.9	$12,606.4	$11,256.6	$2,948.9	$ 5,772.8	$31,260.0	$29,380.3

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $11.4 million for 2000 and $8.9 million for 1999.

Note: Certain reclassifications have been made to 1999 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $57.5 million, a 23% increase from the first quarter of 1999. Noninterest income increased 24% to $200.5 million in the first quarter of 2000 from $161.3 million in last year's first quarter. Trust fees reflecting strong new business growth increased 24% to $140.5 million in the current quarter compared to $113.1 million in the year-ago quarter. Other income was $60.0 million, up 24% from $48.2 million in last year's first quarter. Foreign exchange trading profits, a component of other income, was a record $33.8 million, up 33% from $25.5 million in the first quarter of 1999. The remainder of the increase in other income was due primarily to higher loan and trust deposit-related fees, offset in part by a reduction in treasury management fees.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 3% to $42.5 million in the current quarter, from $41.3 million in last year's first quarter. Contributing to the improvement was a 31% increase in average earning assets, offset in part by a higher provision for credit losses and a reduction in the net interest margin from 1.65% in last year's first quarter to 1.44% in the current quarter.

Noninterest expenses were up 19% to $148.9 million in the current quarter due primarily to staff growth, performance-based compensation and increased expense allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter increased 34% from a year ago to $67.7 million. Noninterest income increased 31% to $162.8 million in the current quarter from $124.4 million in last year's first quarter. The increase was due primarily to a 31% increase in trust fees, which totaled $145.5 million in the current quarter, resulting from strong new business growth and favorable equity markets. Other income increased 33% from $13.0 million in last year's first quarter to $17.3 million in the current quarter, due to a 29% increase in security commissions at Northern Trust Securities, Inc. and higher loan-related and letter of credit fees.

Net interest income after provision for credit losses, stated on a FTE basis increased 16% to $102.4 million in the current quarter, due primarily to a $1.1 billion increase in average loan volume and a reduction in the provision for credit losses. Partially offsetting this was a reduction in the net interest margin from 3.34% last year to 3.32% in 2000.

Noninterest expenses increased 20% to $154.4 million in the current quarter from $129.0 million in last year's first quarter. Approximately 40% of the increase related to salaries, incentives and employee benefits, driven by staff growth and performance-based compensation plans, and approximately 44% of the increase resulted from higher expense allocations for product and operations support. In addition, business promotion costs increased 14% as PFS continued to expand its advertising and special client programs during the quarter. Occupancy costs were 26% higher resulting from the continued expansion of the PFS office network and expansion of existing offices.

Treasury and Other

The Treasury Department is responsible for managing the Northern Trust Company's (Bank) wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. "Other" corporate income and expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. The first quarter results of Treasury and Other reflect a lower level of net interest income reflecting a reduction in the rate used to allocate tier 2 capital to the business units and the impact of rising rates in 2000. The expense increase is attributable to higher performance-based incentives that were impacted by the price increase in Northern Trust Corporation common stock and the acceleration of incentive and retirement accruals resulting from the early retirement of certain Bank officers.

BALANCE SHEET

Total assets at March 31, 2000 were $33.2 billion and averaged $31.3 billion for the first quarter, up 6% from last year's average of $29.4 billion. Due to continued strong credit demand, loans and leases grew to $16.5 billion at March 31, 2000, and averaged $15.6 billion for the quarter. This compares with $14.0 billion in total loans and leases at March 31, 1999 and $14.1 billion on average for the first quarter of last year. Securities totaled $8.8 billion at March 31, 2000 and averaged $8.0 billion for the first quarter compared to $7.5 billion on average in the first quarter of 1999. The increase was primarily in short-term federal agency securities.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $2.1 billion at March 31, 2000 and averaged $2.1 billion for the quarter, up 12% from the $1.8 billion average in last year's first quarter. Total stockholders' equity averaged $2.2 billion compared with $2.0 billion in the first quarter of 1999.

During the quarter, the Corporation acquired a total of 810,485 shares at a cost of $45.5 million. An additional 9.1 million shares may be purchased after March 31, 2000 under the current share buyback program.

Northern Trust Corporation's risk-based capital ratios remained strong at 9.5% for tier 1 capital and 13.0% for total capital at March 31, 2000. These capital ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 7.4% at March 31, 2000, also exceeded the minimum regulatory requirement of 3%. The Bank's risk based capital ratios at March 31, 2000 were 8.2% for tier 1 capital and 11.6% for total capital. Each of Northern Trust's other subsidiary banks had a ratio above 9.1% for tier 1 capital, 10.1% for total risk-based capital, and 6.3% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at March 31, 2000 totaled $58.6 million, compared with $60.6 million at December 31, 1999 and $32.3 million at March 31, 1999. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $56.5 million, or .36% of total domestic loans and leases at March 31, 2000. At December 31, 1999 and March 31, 1999, domestic nonaccrual loans and leases totaled $59.3 million and $30.2 million, respectively.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

(In Millions)	March 31, 2000	December 31, 1999	March 31, 1999

Nonaccrual Loans
Domestic
Residential Real Estate	$ 5.6	$ 6.4	$ 5.3
Commercial	48.2	50.3	21.7
Commercial Real Estate	2.0	1.9	2.8
Personal	.7	.7	.4

Total Domestic	56.5	59.3	30.2
International	—	—	—

Total Nonaccrual Loans	56.5	59.3	30.2
Other Real Estate Owned	2.1	1.3	2.1

Total Nonperforming Assets	$58.6	$60.6	$32.3

Total 90 Day Past Due Loans (still accruing)	$25.2	$15.4	$14.3

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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses at March 31, 2000 and identifies the charge-offs and recoveries and the provision for credit losses during the three-month period ended March 31, 2000. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the reserve at March 31, 2000, December 31, 1999, and March 31, 1999.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
	March 31, 2000		December 31, 1999		March 31, 1999

($ in millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Tota Loans	Reserve Amount	Percent of Loans to Total Loans

Specific Reserves	$ 19.0	—%	$ 15.0	—%	$ 11.7	—%

Inherent Reserves
Residential Real Estate	11.3	39	11.5	41	11.1	43
Commercial	73.0	29	73.2	31	73.0	32
Commercial Real Estate	12.6	5	12.2	5	12.4	5
Personal	3.3	12	3.3	11	3.1	9
Other	—	6	—	4	—	4
Lease Financing	2.9	4	2.9	4	2.9	4
International	4.2	5	3.5	4	3.4	3
Unallocated	28.4	—	29.3	—	29.6	—

Total Inherent Reserve	$135.7	100%	$135.9	100%	$135.5	100%

Total Reserve	$154.7	100%	$150.9	100%	$147.2	100%

Specific Component of the Reserve. At March 31, 2000, the specific component of the reserve stood at $19.0 million, compared to $15.0 million at December 31, 1999 and $11.7 million at March 31, 1999. The $4.0 million increase from year-end 1999 primarily relates to an increase in the loss estimated on a large commercial loan to a company that filed for Chapter 11 reorganization late in 1999.

Allocated Inherent Component of the Reserve. The allocated inherent portion of the reserve increased by $.7 million during the quarter to $107.3 million at March 31, 2000, primarily reflecting the impact of loan growth during the quarter, partially offset by a reduction in reserves allocated to off-balance sheet instruments due to a decline in the level of long-term commitments. There was little change in the overall quality of the loan portfolio as reflected by internal credit ratings at the time reserve determinations were made.

Unallocated Inherent Component of the Reserve. The unallocated portion of the inherent loss reserve is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $28.4 million, a decrease of $.9 million from December 31, 1999, reflecting management's judgement that there has been little change in the quality of the loan portfolio during the quarter.

Other Factors. During the quarter ended March 31, 2000, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At the time reserve determinations were made, the total amount of the highest risk loans, those rated "6" to "8" (based on Northern's internal rating scale which closely parallels that of the banking regulators), was $100 million compared to $131 million at December 31, 1999, primarily reflecting rating changes on certain loans.

Overall Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $154.7 million at March 31, 2000 compared to $150.9 million at December 31, 1999. The increase primarily reflects a higher loss estimated on one commercial loan. The inherent portion of the reserve was essentially unchanged since year-end, consistent with management's assessment that there has been little change in the level of risk in Northern Trust's credit exposures. The reserve as a percentage of total loans declined to .94% at March 31, 2000 from .98% at December 31, 1999.

Provision. The resulting provision for credit losses was $4.0 million during the first quarter of 2000. Net charge-offs were $.2 million for the period.

MARKET RISK MANAGEMENT

As described in the 1999 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust's interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 1999.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, credit quality, planned capital expenditures and technology spending, and the effect of various matters (including changes in accounting standards) on Northern Trust's business. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

  Changes in the nature of Northern Trust's competition resulting from industry consolidation, enactment of the Gramm-Leach-Bliley Act of 1999, and other regulatory developments or other factors, as well as actions taken by particular competitors.

  Northern Trust's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

  Northern Trust's ability to continue to generate superior investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients needs.

  Northern Trust's success in further developing and implementing initiatives that integrate the Internet into methods of product distribution, new business development and client service.

  Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff in order to deal with technology challenges and increasing volume and complexity in many of its businesses.

  Northern Trust's success in integrating pending and future acquisitions and using the acquired businesses to execute its business strategy.

  The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

  Changes in tax laws or other legislation that could affect Northern Trust's personal and institutional asset administration businesses.

Some of these uncertainties that may affect future results are discussed in more detail in the section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Risk Management" in the 1999 Annual Report to Stockholders (pp. 35-44) and in the sections of "Item 1 - Business" of the 1999 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 6-12). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	First Quarter
	2000			1999
(Interest and rate on a taxable equivalent basis) ($ in Millions)	Interest	Volume	Rate	Interest	Volume	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$ 11.0	$ 770.4	5.77%	$ 14.1	$ 1,175.1	4.87%
Time Deposits with Banks	47.2	3,708.8	5.11	40.5	3,479.1	4.72
Other Interest-Bearing	1.0	58.3	6.90	1.0	83.6	4.85

Total Money Market Assets	59.2	4,537.5	5.25	55.6	4,737.8	4.76

Securities
U.S. Government	3.6	250.2	5.74	4.5	312.2	5.79
Obligations of States and Political Subdivisions	10.0	487.3	8.24	10.1	511.2	7.98
Federal Agency	103.9	6,877.3	6.08	80.3	6,367.4	5.11
Other	7.6	391.4	7.77	4.7	281.6	6.81
Trading Account	.2	11.7	7.70	.2	12.4	6.97

Total Securities	125.3	8,017.9	6.28	99.8	7,484.8	5.40

Loans and Leases	262.7	15,577.2	6.78	223.7	14,079.2	6.44

Total Earning Assets	$447.2	28,132.6	6.39%	$379.1	26,301.8	5.84%

Reserve for Credit Losses	—	(152.8)	—	—	(147.1)	—
Cash and Due from Banks	—	1,401.2	—	—	1,470.9	—
Other Assets	—	1,879.0	—	—	1,754.7	—

Total Assets	—	$31,260.0	—	—	$29,380.3	—

Average Source of Funds
Deposits
Savings and Money Market	$ 45.3	$ 5,166.3	3.53%	$ 35.3	$ 4,624.7	3.09%
Savings Certificates	31.4	2,273.5	5.56	29.2	2,188.8	5.41
Other Time	11.1	789.2	5.65	6.8	560.4	4.90
Foreign Offices Time	96.7	7,866.8	4.94	63.1	5,973.6	4.28

Total Deposits	184.5	16,095.8	4.61	134.4	13,347.5	4.08
Federal Funds Purchased	38.9	2,689.5	5.81	41.6	3,535.2	4.78
Repurchase Agreements	17.2	1,244.3	5.57	25.6	2,198.9	4.73
Commercial Paper	2.1	138.9	6.02	1.7	138.3	4.96
Other Borrowings	29.3	2,048.4	5.76	20.4	1,893.3	4.36
Senior Notes	8.6	512.1	6.71	9.2	746.6	4.93
Long-Term Debt	11.3	644.7	7.04	7.9	458.3	6.93
Debt - Floating Rate Capital Securities	4.5	267.6	6.71	3.8	267.5	5.72

Total Interest-Related Funds	296.4	23,641.3	5.04	244.6	22,585.6	4.39
Interest Rate Spread	—	—	1.35%	—	—	1.45%
Noninterest-Related Deposits	—	4,411.7	—	—	3,979.8	—
Other Liabilities	—	1,011.6	—	—	846.1	—
Stockholders' Equity	—	2,195.4	—	—	1,968.8	—

Total Liabilities and Stockholders' Equity	—	$31,260.0	—	—	$29,380.3	—

Net Interest Income/Margin	$150.8	—	2.16%	$134.5	—	2.07%

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
	First Quarter 2000/1999
	Change Due To
(In Millions)	Volume	Rate	Total
Earning Assets	$30.5	$37.6	$68.1
Interest-Related Funds	8.5	43.3	51.8

Net Interest Income	$22.0	$(5.7)	$16.3

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 22 of this document.

PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders

  The annual meeting of the stockholders of Northern Trust Corporation was held on April 18, 2000 for the purpose of electing fourteen Directors to hold office until the next annual meeting of stockholders, and voting on one other proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of the management's nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the Corporation's Proxy Statement, votes withheld from some (but less than all) of the candidates were distributed by the proxies among candidates with respect to whom authority was not withheld. There were no broker non-votes with respect to any candidates.

Nominees	"FOR"	"WITHHELD"
Duane L. Burnham	198,344,566	703,219
Dolores E. Cross	198,360,134	703,219
Susan Crown	198,394,411	703,219
Robert S. Hamada	198,463,055	703,219
Barry G. Hastings	198,456,526	703,219
Robert A. Helman	198,390,065	703,219
Arthur L. Kelly	198,419,671	703,219
Frederick A. Krehbiel	198,469,367	703,219
Robert C. McCormack	198,452,853	703,219
Edward J. Mooney	198,429,871	703,219
William A. Osborn	198,465,832	703,219
Harold B. Smith	198,374,942	703,219
William D. Smithburg	197,603,072	703,219
Bide L. Thomas	198,228,960	703,219

  Stockholders also approved an amendment to the Restated Certificate of Incorporation, recommended by the Board of Directors, increasing the number of shares of common stock, par value $1.66 2/3 per share, authorized for issuance from 280,000,000 to 560,000,000 shares. 191,071,980 shares were voted for approval of the amendment; 7,076,709 shares were voted against approval; the holders of 902,095 shares specifically abstained from voting on the amendment; and there were no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
Exhibit (10) Material Contracts.
(i)	Eighth Amendment dated January 31, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.
(ii)	Ninth Amendment dated January 31, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.
(iii)	Tenth Amendment dated February 1, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

Exhibit (27)	Financial Data Schedule.
Exhibit (99)	Edited version of remarks delivered by Mr. William A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 18, 2000.
(b)	Reports on Form 8-K

In a report on Form 8-K, Northern Trust incorporated in Item 5 its January 18, 2000 press release, reporting on its earnings for the fourth quarter of 1999 and for its 1999 fiscal year. The press release, with summary financial information, was filed pursuant to Item 7.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: May 10, 2000	By: /s/ Perry R. Pero
Perry R. Pero
Vice Chairman
and Chief Financial Officer

Date: May 10, 2000	By: /s/ Harry W. Short
Harry W. Short
Executive Vice President and Controller
(Chief Accounting Officer)

  EXHIBIT INDEX

The following exhibits have been filed herewith:

Exhibit Number	Description

(10)	Material Contracts:

(i) Eighth Amendment dated January 31, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

(ii) Ninth Amendment dated January 31, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

(iii) Tenth Amendment dated February 1, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

(27)	Financial Data Schedule.

(99)	Edited version of remarks delivered by Mr. William A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 18, 2000.