Form 10-Q
period 2000-06-30
NORTHERN TRUST CORP
filed 2000-08-10
CIK 73124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Registrant’s telephone number, including area code: (312)630-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

221,849,731 Shares — $1.66 2/3 Par Value
(Shares of Common Stock Outstanding on June 30, 2000)

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

NORTHERN TRUST CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30	December 31	June 30
	2000	1999	1999
	($ In Millions)
Assets
Cash and Due from Banks	$ 1,932.6	$ 1,977.9	$ 1,274.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	504.5	1,083.8	704.0
Time Deposits with Banks	3,748.5	2,292.2	2,734.9
Other Interest-Bearing Assets	28.9	63.2	22.9
Securities
Available for Sale	10,397.8	5,480.0	8,300.2
Held to Maturity (Fair value — $775.3 at June 2000, $740.4 at December 1999, $506.0 at June 1999)	789.0	752.7	501.2
Trading Account	12.2	11.0	9.1

Total Securities	11,199.0	6,243.7	8,810.5

Loans and Leases
Commercial and Other	10,761.2	9,116.8	8,897.4
Residential Mortgages	6,519.5	6,257.7	6,108.6

Total Loans and Leases (Net of unearned income — $352.8 at June 2000, $321.3 at December 1999, $149.6 at June 1999)	17,280.7	15,374.5	15,006.0

Reserve for Credit Losses	(159.3)	(150.9)	(151.9)
Buildings and Equipment	394.5	380.4	350.0
Customers’ Acceptance Liability	33.1	34.7	30.4
Trust Security Settlement Receivables	617.6	323.1	392.6
Other Assets	1,268.0	1,085.6	1,017.1

Total Assets	$36,848.1	$28,708.2	$30,190.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$ 4,249.2	$ 4,476.0	$ 4,433.2
Savings and Money Market	5,274.2	5,299.7	4,626.3
Savings Certificates	2,238.6	2,338.6	2,140.6
Other Time	1,040.2	913.0	731.0
Foreign Offices — Demand	1,050.7	468.8	478.1
— Time	8,459.3	7,874.9	5,871.1

Total Deposits	22,312.2	21,371.0	18,280.3
Federal Funds Purchased	1,054.4	370.2	712.6
Securities Sold Under Agreements to Repurchase	3,050.1	997.8	1,311.3
Commercial Paper	145.1	145.1	129.0
Other Borrowings	5,494.6	1,155.3	5,497.8
Senior Notes	500.0	500.0	600.0
Long-Term Debt	638.3	659.4	458.8
Debt — Floating Rate Capital Securities	267.6	267.5	267.5
Liability on Acceptances	33.1	34.7	30.4
Other Liabilities	1,047.8	1,032.5	826.7

Total Liabilities	34,543.2	26,533.5	28,114.4

Stockholders’ Equity
Preferred Stock	120.0	120.0	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at June 2000 and 280,000,000 shares at December 1999 and June 1999; Outstanding 221,849,731 at June 2000, 222,161,934 at December 1999 and 111,473,056 at June 1999	379.8	379.8	189.9
Capital Surplus	—	—	197.2
Retained Earnings	2,034.8	1,870.7	1,721.8
Net Unrealized Gain (Loss) on Securities Available for Sale	(2.3)	(2.4)	1.5
Common Stock Issuable — Performance Plan	113.3	55.0	56.7
Deferred Compensation — ESOP and Other	(85.0)	(44.2)	(52.7)
Treasury Stock — (at cost — 6,071,793 shares at June 2000, 5,759,590 shares at December 1999, and 2,487,706 shares at June 1999)	(255.7)	(204.2)	(158.0)

Total Stockholders’ Equity	2,304.9	2,174.7	2,076.4

Total Liabilities and Stockholders’ Equity	$36,848.1	$28,708.2	$30,190.8

NORTHERN TRUST CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	($ In Millions Except Per Share Information)
Noninterest Income
Trust Fees	$ 305.6	$ 236.2	$ 591.6	$ 460.7
Foreign Exchange Trading Profits	42.1	28.9	76.1	54.5
Treasury Management Fees	18.2	17.3	35.3	35.4
Security Commissions and Trading Income	8.3	7.7	17.9	15.2
Other Operating Income	18.7	12.1	34.4	22.5
Investment Security Gains	—	.1	—	.1

Total Noninterest Income	392.9	302.3	755.3	588.4

Net Interest Income
Interest Income	499.9	370.0	935.7	740.2
Interest Expense	359.1	243.4	655.5	488.0

Net Interest Income	140.8	126.6	280.2	252.2
Provision for Credit Losses	10.0	5.0	14.0	5.5

Net Interest Income after Provision for Credit Losses	130.8	121.6	266.2	246.7

Noninterest Expenses
Compensation	170.0	139.9	334.8	275.6
Employee Benefits	27.3	24.6	56.5	50.6
Occupancy Expense	22.2	18.1	43.0	35.8
Equipment Expense	18.5	15.6	36.4	31.2
Other Operating Expenses	100.2	73.5	193.6	144.9

Total Noninterest Expenses	338.2	271.7	664.3	538.1

Income before Income Taxes	185.5	152.2	357.2	297.0
Provision for Income Taxes	62.5	52.5	120.9	102.2

Net Income	$ 123.0	$ 99.7	$ 236.3	$ 194.8

Net Income Applicable to Common Stock	$ 121.6	$ 98.6	$ 233.6	$ 192.6

Net Income Per Common Share — Basic	$ .55	$ .44	$ 1.06	$ .87
— Diluted	.53	.43	1.01	.84

Average Number of Common Shares Outstanding — Basic	221,010,593	221,949,172	221,104,966	221,796,976
— Diluted	230,503,264	230,294,202	230,311,960	230,218,330

NORTHERN TRUST CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Second Quarter Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(In Millions)
Net Income	$123.0	$99.7	$236.3	$194.8
Other Comprehensive Income (net of tax)
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Holding Gains (Losses) Arising during the Period
(Net of tax (provision) benefit of $(.5) and $1.4 million for the second quarters ended June 30, 2000 and 1999 respectively.
Net of tax provision of $.5 million and $1.3 million for six months ended June 30, 2000 and 1999, respectively).	.1	(2.4)	.1	2.1
Less: Reclassification Adjustments for Gains Included in Net Income	—	—	—	—

Other Comprehensive Income	.1	(2.4)	.1	2.1

Comprehensive Income	$123.1	$97.3	$236.4	$196.9

NORTHERN TRUST CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Six Months Ended June 30
	2000	1999
	(In Millions)
Preferred Stock
Balance at January 1 and June 30	$ 120.0	$ 120.0

Common Stock
Balance at January 1 and June 30	379.8	189.9

Capital Surplus
Balance at January 1	—	212.9
Stock Issued — Incentive Plan and Awards	—	(15.7)

Balance at June 30	—	197.2

Retained Earnings
Balance at January 1	1,870.7	1,582.9
Net Income	236.3	194.8
Dividends Declared — Common Stock	(59.9)	(53.5)
Dividends Declared — Preferred Stock	(3.0)	(2.4)
Incentive Plan and Awards	(9.3)	—

Balance at June 30	2,034.8	1,721.8

Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1	(2.4)	(.6)
Unrealized Gain, net	0.1	2.1

Balance at June 30	(2.3)	1.5

Common Stock Issuable — Performance Plan
Balance at January 1	55.0	30.4
Stock Issuable, net of Stock Issued	58.3	26.3

Balance at June 30	113.3	56.7

Deferred Compensation — ESOP and Other
Balance at January 1	(44.2)	(44.3)
Compensation Deferred	(51.5)	(15.3)
Compensation Amortized	10.7	6.9

Balance at June 30	(85.0)	(52.7)

Treasury Stock
Balance at January 1	(204.2)	(150.9)
Stock Options and Awards	50.1	55.5
Stock Purchased	(101.6)	(62.6)

Balance at June 30	(255.7)	(158.0)

Total Stockholders’ Equity at June 30	$2,304.9	$2,076.4

NORTHERN TRUST CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2000	1999
	(In Millions)
Cash Flows from Operating Activities:
Net Income	$ 236.3	$ 194.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	14.0	5.5
Depreciation on Buildings and Equipment	34.1	28.8
(Increase) Decrease in Interest Receivable	(13.1)	2.3
Increase (Decrease) in Interest Payable	11.1	(11.7)
Amortization and Accretion of Securities and Unearned Income	(89.9)	(173.2)
Amortization of Software, Goodwill and Other Intangibles	38.9	31.0
Net Increase in Trading Account Securities	(1.2)	—
Other Noncash, net	(87.7)	(1.5)

Net Cash Provided by Operating Activities	142.5	76.0

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	579.3	460.4
Net (Increase) Decrease in Time Deposits with Banks	(1,456.3)	529.8
Net (Increase) Decrease in Other Interest-Bearing Assets	34.3	(1.1)
Purchases of Securities-Held to Maturity	(95.3)	(108.5)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	64.8	80.5
Purchases of Securities-Available for Sale	(23,856.2)	(20,284.5)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	19,061.2	17,443.4
Net Increase in Loans and Leases	(1,943.9)	(1,285.7)
Purchases of Buildings and Equipment	(48.2)	(38.5)
Purchases and Development of Computer Software	(52.3)	(54.9)
Net Increase in Trust Security Settlement Receivables	(294.5)	(55.9)
Other, net	2.1	2.0

Net Cash Used in Investing Activities	(8,005.0)	(3,313.0)

Cash Flows from Financing Activities:
Net Increase in Deposits	941.2	77.6
Net Increase (Decrease) in Federal Funds Purchased	684.2	(1,312.5)
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	2,052.3	(803.6)
Net Decrease in Commercial Paper	—	(19.1)
Net Increase in Short-Term Other Borrowings	4,812.8	4,419.9
Proceeds from Term Federal Funds Purchased	1,474.5	3,958.3
Repayments of Term Federal Funds Purchased	(1,948.0)	(3,979.6)
Proceeds from Senior Notes & Long-Term Debt	102.6	100.7
Repayments of Senior Notes & Long-Term Debt	(123.7)	(200.1)
Treasury Stock Purchased	(100.8)	(62.4)
Net Proceeds from Stock Options	9.4	14.1
Cash Dividends Paid on Common and Preferred Stock	(93.1)	(55.9)
Other, net	5.8	7.9

Net Cash Provided by Financing Activities	7,817.2	2,145.3

Decrease in Cash and Due from Banks	(45.3)	(1,091.7)
Cash and Due from Banks at Beginning of Year	1,977.9	2,366.0

Cash and Due from Banks at June 30	$ 1,932.6	$ 1,274.3

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$ 644.3	$ 499.7
Income Taxes (Received) Paid	33.4	(.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation — The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 2000 and 1999 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders.

2.     Securities — The following table summarizes the book and fair values of securities.

	June 30, 2000		December 31, 1999		June 30, 1999
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In Millions)
Held to Maturity
US Government	$ 54.9	$ 54.9	$ 55.1	$ 55.0	$ 55.4	$ 55.3
Obligations of States and Political Subdivisions	459.8	450.1	476.0	466.6	238.9	246.4
Federal Agency	5.9	5.6	.9	.7	2.5	2.4
Other	268.4	264.7	220.7	218.1	204.4	201.9

Subtotal	789.0	775.3	752.7	740.4	501.2	506.0

Available for Sale
US Government	172.5	172.5	192.0	192.0	228.0	228.0
Obligations of States and Political Subdivisions	15.2	15.2	15.3	15.3	254.6	254.6
Federal Agency	10,034.5	10,034.5	5,105.6	5,105.6	7,697.4	7,697.4
Preferred Stock	111.2	111.2	101.3	101.3	103.3	103.3
Other	64.4	64.4	65.8	65.8	16.9	16.9

Subtotal	10,397.8	10,397.8	5,480.0	5,480.0	8,300.2	8,300.2

Trading Account	12.2	12.2	11.0	11.0	9.1	9.1

Total Securities	$11,199.0	$11,185.3	$6,243.7	$6,231.4	$8,810.5	$8,815.3

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	June 30, 2000
	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
	(In Millions)
U.S. Government	$ 54.9	$—	$ —	$ 54.9
Obligations of States and Political Subdivisions	459.8	2.3	12.0	450.1
Federal Agency	5.9	—	.3	5.6
Other	268.4	—	3.7	264.7

Total	$789.0	$2.3	$16.0	$775.3

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	June 30, 2000
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In Millions)
U.S. Government	$ 172.7	$—	$ .2	$ 172.5
Obligations of States and Political Subdivisions	16.8	—	1.6	15.2
Federal Agency	10,037.0	1.3	3.8	10,034.5
Preferred Stock	111.6	—	.4	111.2
Other	64.5	—	.1	64.4

Total	$10,402.6	$1.3	$6.1	$10,397.8

Unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled $2.2 million and none respectively, as of June 30, 2000. At June 30, 2000, stockholders’ equity included a charge of $2.3 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.

3.     Pledged Assets — Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $14.2 billion on June 30, 2000, $4.9 billion on December 31, 1999 and $11.6 billion on June 30, 1999.

4.    Contingent Liabilities — Standby letters of credit outstanding were $2.0 billion on June 30, 2000, $2.0 billion on December 31, 1999 and $1.8 billion on June 30, 1999.

5.     Loans and Leases — Amounts outstanding in selected loan categories are shown below.

	June 30, 2000	December 31, 1999	June 30, 1999
	(In Millions)
Domestic
Residential Real Estate	$ 6,519.5	$ 6,257.7	$ 6,108.6
Commercial	5,073.0	4,704.1	4,348.5
Broker	275.0	88.8	85.9
Commercial Real Estate	844.3	780.4	742.0
Personal	1,981.4	1,659.9	1,364.0
Other	1,038.6	566.5	847.2
Lease Financing	737.6	691.5	570.9

Total Domestic	16,469.4	14,748.9	14,067.1
International	811.3	625.6	938.9

Total Loans and Leases	$17,280.7	$15,374.5	$15,006.0

At June 30, 2000, other domestic and international loans included $1.3 billion of overnight trust-related advances primarily in connection with next day security settlements, compared with $701.8 million at December 31, 1999 and $1.1 billion at June 30, 1999.

At June 30, 2000, nonperforming loans totaled $54.4 million. Included in this amount were loans with a recorded investment of $53.1 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $6.4 million had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $46.7 million had an allocated reserve of $18.6 million. For the second quarter of 2000, the total recorded investment in impaired loans averaged $54.1 million. There was no interest income recorded on impaired loans for the quarter ended June 30, 2000.

At June 30, 1999, nonperforming loans totaled $44.1 million and included $41.5 million of impaired loans. Of these impaired loans, $6.3 million had no portion of the reserve for credit losses allocated to them while $35.2 million had an allocated reserve of $17.3 million. Total recorded investment in impaired loans for the second quarter of 1999 averaged $31.8 million with $77 thousand of interest income recognized on such loans.

6.     Reserve for Credit Losses — Changes in the reserve for credit losses were as follows:

	Six Months Ended June 30
	2000	1999
	(In Millions)
Balance at Beginning of Period	$150.9	$146.8
Charge-Offs
Commercial Real Estate	—	(.1)
Other	(6.1)	(1.2)
International	—	—

Total Charge-Offs	(6.1)	(1.3)

Recoveries	.5	.9

Net Charge-Offs	(5.6)	(.4)
Provision for Credit Losses	14.0	5.5

Balance at End of Period	$159.3	$151.9

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

The result is a reserve with the following components:

Specific Reserve.    The amount of specific reserve is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to pay.

Allocated Inherent Reserve.    The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust’s credit exposures, which depend upon internal credit ratings. These loss factors primarily reflect management’s judgment concerning the effect of the business cycle on the creditworthiness of Northern Trust’s borrowers, as well as historical charge-off experience.

Unallocated Inherent Reserve.    Management determines the unallocated portion of the inherent reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent reserve reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

7.     Net Income Per Common Share Computations — The computation of net income per common share is presented in the following table.

	Second Quarter Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	($ In Millions Except Per Share Information)
Basic Net Income Per Common Share
Net Income	$ 123.0	$ 99.7	$ 236.3	$ 194.8
Less: Dividends on Preferred Stock	(1.4)	(1.1)	(2.7)	(2.2)

Net Income Applicable to Common Stock	$ 121.6	$ 98.6	$ 233.6	$ 192.6
Average Number of Common Shares Outstanding	221,010,593	221,949,172	221,104,966	221,796,976
Basic Net Income Per Common Share	$ .55	$ .44	$ 1.06	$ .87

Diluted Net Income Per Common Share
Net Income Applicable to Common Stock	$ 121.6	$ 98.6	$ 233.6	$ 192.6
Average Number of Common Shares Outstanding	221,010,593	221,949,172	221,104,966	221,796,976
Plus Dilutive Potential Common Shares:
Stock Options	7,029,003	6,192,632	6,826,057	6,325,256
Performance Shares	1,655,813	1,420,440	1,592,880	1,390,672
Other Stock Awards	807,855	731,958	788,057	705,426

Average Common and Potential Common Shares	230,503,264	230,294,202	230,311,960	230,218,330
Diluted Net Income Per Common Share	$ .53	$ .43	$ 1.01	$ .84

8.     Accounting Standards Pronouncements — In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The effective date for adopting the new accounting requirements is January 1, 2001 for calendar year entities. Although early adoption is permitted, Northern Trust plans to adopt the new statement on January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133 by addressing a limited number of issues which have caused implementation difficulties. The accounting requirements of SFAS 133 are complex and the Financial Accounting Standards Board continues to respond to interpretation requests. The pending conclusions to interpretive requests may have an impact on current and future hedge strategies. Until these matters are resolved and management has fully evaluated its alternatives, it is not possible to quantify the actual impact that this statement will have on the earnings and financial position of Northern Trust.

Northern Trust has concluded, however, that the hedge strategies used to manage fixed interest rate risk in its loan portfolio are not likely to qualify for the special accounting treatment contemplated by SFAS No. 133. Accordingly, management has begun to implement alternative strategies for managing interest rate risk which have included the termination and run-off of swap contracts used to hedge fixed rate loans and increased utilization of longer-term fixed rate liabilities. Management expects to continue to reduce the reliance on interest rate swaps over the remainder of the year. Based on 1999 swap volumes, current estimates indicate that a reduction in the use of interest rate swaps to manage interest rate risk could reduce net interest income by up to $1.0 million on an annualized basis.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which was subsequently amended by Bulletins No. 101A and No. 101B. This bulletin provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues, and must be implemented no later than the fourth quarter of fiscal years beginning December 15, 1999.

Northern Trust adheres to generally accepted accounting principles which currently apply to revenue recognition and is in the process of reviewing the views expressed in this Staff Accounting Bulletin. Adoption of this Bulletin is not expected to have a material impact to Northern Trust’s results of operations.

9.     Acquisitions — On May 2, 2000, Northern Trust completed the acquisition of Carl Domino Associates, L.P. Carl Domino Associates, now conducting business as Northern Trust Value Investors, is a registered investment advisor in West Palm Beach, Florida with over $2 billion in assets under management. The purchase price, which is based in part on a formula related to transitioned business, is expected to approximate $22 million and is being paid over a nine-month period.

On May 15, 2000, Northern Trust completed its acquisition of Ulster Bank Investment Services Limited (UBIS), the IFSC (International Financial Services Centre) licensed custody and fund administration subsidiary of Ulster Bank Group, for approximately $12.8 million. UBIS is a provider of trustee/custody, fund administration, fund accounting and shareholder services to global fund sponsors. The business acquired has total assets under administration of approximately $12.7 billion and has been renamed Northern Trust (Ireland) Limited.

Both of the above transactions were recorded under the purchase method of accounting. Goodwill will be amortized over a period of fifteen years.

10.     Business Segments

The tables on page 19 reflecting the earnings contribution of Northern Trust’s business segments for the second quarter and six months ended June 30, 2000 are incorporated by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER EARNINGS HIGHLIGHTS

Net income increased 23% to a record $123.0 million from the $99.7 million earned in the second quarter of last year. Net income per common share on a diluted basis also increased 23% to a record $.53 for the second quarter, up from $.43 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 22.81% versus 20.65% reported last year, and an annualized return on average assets (ROA) of 1.44% versus 1.37% in 1999. Record trust fee growth of 29%, driven by strong new business and equity markets that compared favorably with those of a year ago, combined with record levels of foreign exchange profits and net interest income to produce a 25% increase in total revenues.

The 23% earnings per share growth was more than double Northern Trust’s minimum goal of 10%, and the ROE exceeded 20% for the thirteenth consecutive quarter. The productivity ratio reached a record 162%, reflecting the efficiency of Northern Trust’s businesses in generating earnings.

Noninterest Income

Noninterest income increased 30% and totaled $392.9 million for the quarter, accounting for 72% of total taxable equivalent revenue. Trust fees of $305.6 million increased 29% or $69.4 million over the like period of 1999 and represented 78% of noninterest income and 56% of total taxable equivalent revenue. Strong new business and higher market values of trust assets administered drove this fee growth. Trust assets under administration have grown 21% to $1.6 trillion since June 30, 1999. Trust assets under the management of Northern Trust grew at an even greater rate, increasing 29% from the prior year, and totaled $333.0 billion at June 30, 2000. At December 31, 1999, trust assets under administration totaled $1.54 trillion with $299.1 billion under management.

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based trust fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as trust fee income. In addition, certain accounts may be on a fixed annual fee. Therefore, market value or other changes in a portfolio’s size do not typically have a proportionate impact on the level of trust fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Trust fees from Personal Financial Services (PFS) increased 30% from the prior year level of $117.6 million and totaled $152.6 million for the second quarter. This performance reflects continued strong new business throughout Northern Trust’s national PFS network and equity markets that were somewhat higher overall than those of a year ago. All states in the PFS network recorded increases in trust fees of more than 20% with Arizona and Texas each increasing more than 35%. The Wealth Management Group also had excellent performance, with trust fees increasing 43%. Wealth Management now administers $58.1 billion for significant family asset pools worldwide, up 43% from last year. Total personal trust assets under administration increased $34.0 billion from the prior year and $13.0 billion since December 31, 1999, and totaled $165.0 billion at June 30, 2000. Of the personal trust assets under administration, $97.7 billion is managed by Northern Trust compared to $79.6 billion one year ago and $91.6 billion at December 31, 1999. Net recurring PFS new business sold through June 30, 2000 and expected to transition to PFS throughout the year was $44 million in annualized trust fees, up 33% from the same period last year.

PFS continued its expansion with the opening of four new offices during the quarter. During May, Northern Trust opened the Pinnacle Peak office, located in North Scottsdale, Arizona, and a trust sales office in Las Vegas. These openings mark the ninth full service office in Arizona and Northern Trust’s first entry into Nevada. In addition, during June Northern Trust opened a trust sales office in Austin, Texas, and a full service trust office in Grosse Pointe, Michigan. The Austin facility is the eighth location in Texas, while the Grosse Pointe location is the third office in the state of Michigan. Northern Trust’s network of Personal Financial Services offices now includes 80 locations in eleven states.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 29% and totaled $153.0 million compared to $118.6 million in the year-ago quarter, principally reflecting strong new business. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the second quarter fee growth. Fees from asset management increased 33% to $46.7 million, which included $4.7 million of performance-based fees for funds with second quarter fiscal year-ends. These performance-based fees were largely offset by increased performance-based incentive payments to the sub-advisors of these funds, which are reflected in higher other operating expenses for the quarter. Securities lending fees increased 39% to a record $33.4 million from the year-ago quarter while custody fees increased 23% to $48.0 million. The growth in securities lending fees was primarily due to higher lending volumes and the increase in custody fees was driven by new global custody business. Strong new business results increased fees generated by Northern Trust Retirement Consulting, L.L.C., to a record $14.8 million, up 30% from last year’s second quarter. Net recurring new business sold in C&IS through June 30, 2000 and expected to transition during the year was $37 million in annualized trust fees, down 5% from the same period last year. The prior year new business results included record second quarter sales as clients accelerated transitions in order to avoid Year 2000 operational concerns.

Total C&IS trust assets under administration increased to $1.45 trillion at June 30, 2000, up 20% from June 30, 1999 and 4% from December 31, 1999. Of the C&IS trust assets under administration, $235.3 billion is managed by Northern Trust, up 31% from June 30, 1999 and 13% from December 31, 1999. Trust assets under administration included approximately $326 billion of global custody assets.

Two strategic acquisitions were completed in the second quarter. On May 2, 2000, Northern Trust completed the acquisition of Northern Trust Value Investors (formerly Carl Domino Associates, L.P.), providing Northern Trust with a value equity investment management capability to complement its present growth equity style. Northern Trust Value Investors is a registered investment advisor in West Palm Beach, Florida with approximately $2 billion in assets under management. The purchase price, which is based in part on a formula related to transitioned business, is expected to approximate $22 million and is being paid over a nine-month period. On May 15, 2000, Northern Trust completed the previously announced acquisition of Northern Trust (Ireland), Limited, (formerly Ulster Bank Investment Services), from the Ulster Bank Group for approximately $12.8 million. Northern Trust (Ireland), Limited is a premier provider of trustee/custody, fund administration, fund accounting and shareholder services to global fund sponsors. The acquisition enables Northern Trust to offer a seamless package of trustee/custody and fund services in the multinational, European and other global markets. The business acquired has total assets under administration of approximately $12.7 billion, which includes $6.4 billion in assets that were held in custody at Northern Trust prior to the acquisition.

Foreign exchange trading profits were a record $42.1 million for the quarter, up 24% or $8.1 million from the first quarter of 2000 and 45% or $13.2 million from the second quarter of 1999. The current year second quarter benefited from market volatility in the major currencies, including extraordinary volatility in the euro, as well as growth in global assets and a higher level of client transaction volume. In addition, clients increased their use of Northern Trust FX Passportsm for foreign exchange transactions. This browser-based application enables clients to enter into such transactions with Northern Trust via the Internet and is a key component of Northern Trust’s Passport suite of browser-based Internet products.

Total treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $26.8 million, up 9% from last year’s second quarter. The growth was split fairly evenly between paper- and electronic-based products. The fee portion of these revenues accrued in the quarter was $18.2 million, up 5% from $17.3 million in the comparable quarter last year.

Security commissions and trading income increased 9% to $8.3 million from last year, reflecting a higher volume of transactions at Northern Trust Securities, Inc. Other operating income was $18.7 million for the second quarter compared with $12.1 million in the same period of last year, primarily reflecting higher trust deposit-related fees.

Net Interest Income

Net interest income for the quarter totaled $140.8 million, 11% higher than the $126.6 million reported in the second quarter of 1999. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $154.1 million, up 13% from the $135.8 million reported in 1999. The increase in net interest income reflects 18% growth in average earning asset levels and a 14% increase in noninterest-related funding sources, primarily demand deposits and equity. The net interest margin decreased slightly to 2.00% versus 2.07% reported in the year-ago quarter due primarily to the increased volume of lower-margin federal agency securities.

Earning assets for the second quarter averaged $30.9 billion, up 18% from the $26.3 billion average for the same quarter of 1999. The $4.6 billion growth in average earning assets was comprised of a $2.1 billion or 15% increase in loans and leases, a 25% or $2.0 billion increase in securities and a 12% or $478 million increase in money market assets.

The loan growth was concentrated predominantly in the domestic portfolio, which increased $2.0 billion to average $15.8 billion, while international loans increased to $626 million from a year ago. Reflecting strong growth in lending to Wealth Management and private banking clients, personal loans increased $509 million or 38% to average $1.8 billion for the quarter. Residential mortgage loans, which represent 39% of the total average loan portfolio, increased $383 million or 6% to average $6.4 billion for the quarter. Commercial and industrial loans averaged $4.9 billion during the quarter compared to $4.4 billion in the second quarter of 1999.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $16.5 billion, up 22% or $3.0 billion from the second quarter of 1999. This growth was concentrated primarily in foreign office time deposits, up $2.1 billion as a result of increased global custody activity, savings and money market deposits, up $488 million and in non-personal time deposits, up $423 million. Other interest-related funds averaged $9.8 billion, up $1.0 billion or 12% compared to a year ago, due predominantly to higher levels of treasury, tax and loan balances and borrowings from the Federal Home Loan Bank. Partially offsetting these increases were lower levels of federal funds purchased and securities sold under agreements to repurchase. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, growth in lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 14% to average $4.6 billion, due to growth in common stockholders’ equity resulting from retained earnings and to higher levels of demand deposits.

Provision for Credit Losses

The provision for credit losses of $10.0 million in the second quarter compares to $5.0 million in the same quarter of 1999. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 22.

Noninterest Expenses

Noninterest expenses totaled $338.2 million for the quarter, an increase of 24% or $66.5 million from the $271.7 million in the year-ago quarter. Approximately one-half of the increase in noninterest expenses related to compensation and employee benefits and was primarily attributable to staff growth, merit increases and performance-based incentives. The balance of the expense growth reflects costs associated with technology investments, including e-commerce initiatives, business promotion, co-administration services provided to Northern Trust’s two mutual fund families and expansion of the PFS office network, as well as higher operating costs relating to the significant growth in transaction volumes. Approximately $3.2 million of operating costs in the quarter resulted from the two acquisitions.

Compensation and employee benefits, which represent approximately 58% of total noninterest expenses, increased to $197.3 million from $164.5 million in the year-ago quarter. The increase was primarily attributable to staff growth, merit increases and performance-based incentives. Performance-based compensation accounted for approximately 47% of the increase in total compensation, principally due to increased costs for incentive plans resulting from strong new business, excellent investment management performance, record net income and the price increase in Northern Trust Corporation common stock compared to a year ago. Staff levels increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at June 30, 2000 totaled 9,140, up 11% from 8,253 at June 30, 1999. The second quarter acquisitions contributed 100 staff to the increase.

Net occupancy expense totaled $22.2 million, up 23% from $18.1 million in the second quarter of 1999, due to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. In addition, the Bank completed the $23.5 million acquisition of a building and adjacent land located across the street from the Chicago operations center in January. Prior to the purchase date, the Bank leased approximately 130,000 square feet of this 340,000 square foot building. The principal components of the increase in occupancy expense were higher net rental and maintenance costs, real estate taxes and utilities, building depreciation and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $18.5 million, up 19% from the $15.6 million reported in the second quarter of 1999. The increases were primarily in depreciation of computer hardware and office furniture, and higher maintenance costs for computers and equipment.

Other operating expenses in the quarter totaled $100.2 million compared to $73.5 million last year. Higher other operating expense levels in 2000 reflect continued investment in technology, costs of providing co-administration services to Northern Trust’s two mutual fund families and expansion of the PFS office network. Higher operating expenses also reflect other costs to support business growth and charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. The categories most affected by these factors were business development, purchased professional services, software amortization, and other expenses. The components of other operating expenses were as follows:

	Second Quarter Ended June 30
	2000	1999
	(In Millions)
Business Development	$ 15.0	$10.7
Purchased Professional Services	34.8	26.7
Telecommunications	4.6	4.3
Postage and Supplies	6.6	6.4
Software Amortization	16.1	11.9
Goodwill and Other Intangibles Amortization	3.8	3.5
Other Expenses	19.3	10.0

Total Other Operating Expenses	$100.2	$73.5

Provision for Income Taxes

The provision for income taxes was $62.5 million for the second quarter compared with $52.5 million in the year-ago quarter. The higher tax provision in 2000 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate for the second quarter was 33.7% compared to 34.5% for the second quarter of 1999.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the second quarter ended June 30, 2000 and 1999.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
	2000	1999	2000	1999	2000	1999	2000	1999
	($ In Millions)
Noninterest Income
Trust Fees	$ 153.0	$ 118.6	$ 152.6	$ 117.6	$ —	$ —	$ 305.6	$ 236.2
Other	69.3	51.0	16.0	14.6	2.0	.5	87.3	66.1
Net Interest Income after Provision for Credit Losses*	45.7	36.4	94.2	93.4	4.2	1.0	144.1	130.8
Noninterest Expenses	160.7	131.0	158.7	132.1	18.8	8.6	338.2	271.7

Income before Income Taxes*	107.3	75.0	104.1	93.5	(12.6)	(7.1)	198.8	161.4
Provision for Income Taxes*	41.5	29.4	40.4	37.2	(6.1)	(4.9)	75.8	61.7

Net Income	$ 65.8	$ 45.6	$ 63.7	$ 56.3	$ (6.5)	$ (2.2)	$ 123.0	$ 99.7

Percentage Net Income Contribution	53%	46%	52%	56%	(5)%	(2)%	100%	100%

Average Assets	$16,696.4	$12,156.0	$13,302.4	$11,745.4	$4,329.4	$5,222.9	$34,328.2	$29,124.3

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.3 million for 2000 and $9.2 million   for 1999.

  Note: Certain reclassifications have been made to 1999 financial information to conform to the current year presentation.

  The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the six   months ended June 30, 2000 and 1999.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
	2000	1999	2000	1999	2000	1999	2000	1999
	($ In Millions)
Noninterest Income
Trust Fees	$ 293.5	$ 231.7	$ 298.1	$ 229.0	$ —	$ —	$ 591.6	$ 460.7
Other	129.3	99.2	33.3	27.6	1.1	.9	163.7	127.7
Net Interest Income after Provision for Credit Losses*	88.2	77.7	196.6	181.9	6.1	5.2	290.9	264.8
Noninterest Expenses	309.6	256.6	313.1	261.1	41.6	20.4	664.3	538.1

Income before Income Taxes*	201.4	152.0	214.9	177.4	(34.4)	(14.3)	381.9	315.1
Provision for Income Taxes*	78.1	59.5	83.5	70.5	(16.0)	(9.7)	145.6	120.3

Net Income	$ 123.3	$ 92.5	$ 131.4	$ 106.9	$ (18.4)	$ (4.6)	$ 236.3	$ 194.8

Percentage Net Income Contribution	52%	47%	56%	55%	(8)%	(2)%	100%	100%

Average Assets	$16,200.5	$12,252.9	$12,953.8	$11,502.4	$3,639.8	$5,496.3	$32,794.1	$29,251.6

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $24.7 million for 2000 and $18.1   million for 1999.

  Note: Certain reclassifications have been made to 1999 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $65.8 million, a 44% increase from the second quarter of 1999. Noninterest income increased 31% to $222.3 million in the second quarter of 2000 from $169.6 million in last year’s second quarter. Trust fees, reflecting strong new business growth, increased 29% to $153.0 million in the current quarter compared to $118.6 million in the year-ago quarter. Other income was $69.3 million, up 36% from $51.0 million in last year’s second quarter. Approximately 70% of the increase in other operating income is due to foreign exchange trading profits, which were up 45% to a record $41.8 million. The remainder of the increase in other income was due primarily to higher treasury management and trust deposit-related fees.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 26% to $45.7 million in the current quarter, from $36.4 million in last year’ s second quarter. Contributing to the improvement was a 35% increase in average earning assets and a lower provision for credit losses, offset in part by a reduction in the net interest margin from 1.62% in last year’s second quarter to 1.33% in the current quarter.

Noninterest expenses were up 23% to $160.7 million in the current quarter due primarily to staff growth, performance-based compensation, business promotion, higher occupancy costs necessary to support business growth, and charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. Also contributing to the overall expense growth were higher expense allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter increased 13% from a year ago to $63.7 million. Noninterest income increased 27% to $168.6 million in the current quarter from $132.2 million in last year’s second quarter. The increase was due primarily to a 30% increase in trust fees, which totaled $152.6 million in the current quarter, resulting from strong new business growth and from equity markets that were somewhat higher overall than those of a year ago. Other income increased 9% from $14.6 million in last year’s second quarter to $16.0 million in the current quarter, due to a 9% increase in security commissions at Northern Trust Securities, Inc. and higher loan-related and letter of credit fees.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 1% to $94.2 million in the current quarter, due primarily to a $1.3 billion increase in average loan volume, offset in large part by an $8.5 million increase in the provision for credit losses and a reduction in the net interest margin from 3.33% last year to 3.23% in 2000.

Noninterest expenses increased 20% to $158.7 million in the current quarter from $132.1 million in last year’s second quarter. Approximately 43% of the increase related to salaries, incentives and employee benefits, driven by staff growth and performance-based compensation plans, and approximately 45% of the increase resulted from higher expense allocations for product and operations support. In addition, business promotion costs increased 14% as PFS continued to expand its advertising and special client programs during the quarter. Occupancy costs were 18% higher resulting from both the opening of new PFS offices and the expansion of existing locations.

Treasury and Other

The Treasury Department is responsible for managing the Northern Trust Company’s (Bank) wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. “Other” corporate income and expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was unchanged from a year ago. The expense increase is attributable to higher performance-based incentives that were impacted by the price increase in Northern Trust Corporation common stock from a year ago and additional accruals for incentives that will be paid out earlier than anticipated due to the early retirement of certain Bank officers.

SIX MONTH EARNINGS HIGHLIGHTS

Net income per common share increased 20% to $1.01 for the six-month period ended June 30, 2000, up from $.84 last year. Net income increased 21% to $236.3 million from $194.8 million in the year-ago period. The ROE increased to 22.26% from 20.63% last year, while the ROA improved to 1.45% from 1.34% in the same period last year. The productivity ratio was unchanged at 160%.

Total revenues, stated on a FTE basis, increased 23% from 1999 levels. Trust fees totaled $591.6 million, up 28% from $460.7 million last year. Foreign exchange trading profits totaled $76.1 million, up 39% from last year’s performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 7% to $52.8 million. The fee portion of these revenues accrued in the period totaled $35.3 million, essentially unchanged from 1999 levels. Security commissions and trading income totaled $17.9 million, up 18% from $15.2 million reported last year. Other operating income totaled $34.4 million in the period compared with $22.5 million in 1999. The increase from the prior year was due primarily to higher loan and trust deposit-related fees.

Net interest income, stated on a FTE basis, totaled $304.9 million, up 13% from $270.3 million reported last year. The $14.0 million provision for credit losses was $8.5 million higher than the $5.5 million required in the first half of 1999. Net loan charge-offs totaled $5.6 million versus $.4 million in the same period of last year. Noninterest expenses were up 23% and totaled $664.3 million compared to $538.1 million a year ago.

BALANCE SHEET

Total assets at June 30, 2000 were $36.8 billion and averaged $34.3 billion for the second quarter, up 18% from last year’s average of $29.1 billion. Due to continued strong credit demand, loans and leases grew to $17.3 billion at June 30, 2000, and averaged $16.4 billion for the quarter. This compares with $15.0 billion in total loans and leases at June 30, 1999 and $14.3 billion on average for the second quarter of last year. Securities totaled $11.2 billion at June 30, 2000 and averaged $10.2 billion for the second quarter, compared to $8.8 billion at June 30, 1999 and $8.1 billion on average in the second quarter of 1999. The increase was primarily in short-term federal agency securities. Money market assets totaled $4.3 billion at June 30, 2000 and averaged $4.4 billion in the second quarter.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust’s ongoing stock buyback program, common stockholders’ equity increased to $2.18 billion at June 30, 2000 and averaged $2.14 billion for the quarter, up 12% from the $1.92 billion average in last year’s second quarter. Total stockholders’ equity averaged $2.26 billion compared with $2.04 billion in the second quarter of 1999.

During the quarter, the Corporation acquired a total of 836,340 shares at a cost of $56.1 million. An additional 8.3 million shares may be purchased after June 30, 2000 under the current stock buyback program.

Northern Trust’s risk-based capital ratios remained strong at 9.1% for tier 1 capital and 12.3% for total capital at June 30, 2000. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 6.8% at June 30, 2000, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at June 30, 2000 were 8.1% for tier 1 capital, 11.2% for total capital and 6.1% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio above 9.7% for tier 1 capital, 10.6% for total risk-based capital, and 6.5% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at June 30, 2000 totaled $55.4 million, compared with $60.6 million at December 31, 1999 and $45.2 million at June 30, 1999. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $54.4 million, or .33% of total domestic loans and leases at June 30, 2000. At December 31, 1999 and June 30, 1999, domestic nonaccrual loans and leases totaled $59.3 million and $44.1 million, respectively.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

	June 30, 2000	March 31, 2000	December 31, 1999	June 30, 1999
	(In Millions)
Nonaccrual Loans
Domestic
Residential Real Estate	$ 4.8	$ 5.6	$ 6.4	$ 5.7
Commercial	47.1	48.2	50.3	35.3
Commercial Real Estate	2.0	2.0	1.9	2.2
Personal	.5	.7	.7	.9

Total Domestic	54.4	56.5	59.3	44.1
International	—	—	—	—

Total Nonaccrual Loans	54.4	56.5	59.3	44.1
Other Real Estate Owned	1.0	2.1	1.3	1.1

Total Nonperforming Assets	$55.4	$58.6	$60.6	$45.2

Total 90 Day Past Due Loans (still accruing)	$25.5	$25.2	$15.4	$19.6

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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the six months ended June 30, 2000 and identifies the charge-offs, recoveries and the provision for credit losses during the six-month period ended June 30, 2000. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the inherent reserve at June 30, 2000, March 31, 2000, December 31, 1999, and June 30, 1999.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES

	June 30, 2000		March 31, 2000		December 31, 1999		June 30, 1999
	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
	($ in millions)

Specific Reserves	$ 18.6	—%	$ 19.0	—%	$ 15.0	—%	$ 17.3	—%

Inherent Reserves
Residential Real Estate	10.1	38	11.3	39	11.5	41	12.6	41
Commercial	79.8	31	73.0	29	73.2	31	65.8	30
Commercial Real Estate	12.8	5	12.6	5	12.2	5	13.4	5
Personal	3.4	11	3.3	12	3.3	11	3.2	9
Other	—	6	—	6	—	4	—	5
Lease Financing	2.9	4	2.9	4	2.9	4	2.9	4
International	4.2	5	4.2	5	3.5	4	3.7	6
Unallocated	27.5	—	28.4	—	29.3	—	33.0	—

Total Inherent Reserve	$140.7	100%	$135.7	100%	$135.9	100%	$134.6	100%

Total Reserve	$159.3	100%	$154.7	100%	$150.9	100%	$151.9	100%

Specific Reserve.    At June 30, 2000, the specific component of the reserve stood at $18.6 million, compared to $19.0 million at March 31, 2000. The modest reduction in the specific component of the reserve during the quarter reflects management’s opinion that there has been little change in the loss estimated on the loans classified as impaired.

Allocated Inherent Reserve.    The allocated inherent portion of the reserve increased by a net $5.9 million during the second quarter to $113.2 million at June 30, 2000. The change in this component of the reserve reflects the impact of the migration of certain commercial loans to weaker credit ratings and loan growth during the quarter. Management does not believe that the credit rating adjustments represent a significant change in the overall quality of the loan portfolio.

Unallocated Inherent Reserve.    The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $27.5 million, a decrease of $.9 million from March 31, 2000, reflecting management’s judgement that there has been little change in the factors affecting this component of the reserve.

Other Factors.    During the quarter ended June 30, 2000, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At the time reserve determinations were made, the total amount of the highest risk loans, those rated “6” to “8” (based on Northern Trust’s internal rating scale which closely parallels that of the banking regulators), was $124 million compared to $100 million at March 31, 2000, primarily reflecting rating changes on certain loans.

Total Reserve.    Management’s evaluation of the factors above resulted in a total reserve for credit losses of $159.3 million at June 30, 2000 compared to $154.7 million at March 31, 2000. The increase primarily reflects higher losses estimated on certain commercial loans and on loan growth. Based on management’s assessment, there has been little change in the level of overall risk in Northern Trust’s credit exposures. The reserve as a percentage of total loans declined to .92% at June 30, 2000 from .94% at March 31, 2000.

Provision.    The provision for credit losses was affected by the factors described above. In addition, the provision was affected by the rapid deterioration of one $26 million commercial loan which was sold during the quarter, resulting in a net charge-off of $5.4 million against the reserve. The provision for credit losses of $10.0 million for the second quarter of 2000 compares to $5.0 million in the prior year quarter.

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

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 1999.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust’s financial goals, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, credit quality, planned capital expenditures and technology spending, and the effect of various matters (including changes in accounting standards and interpretations) on Northern Trust’s business. These statements speak of Northern Trust’s plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

•
Changes in the nature of Northern Trust’s competition resulting from industry consolidation, enactment of the G ramm-Leach-Bliley Act of 1999, and other regulatory developments or other factors, as well as actions taken by particular competitors.

•
Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

•
Northern Trust’s ability to continue to generate superior investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients’ needs.

•	Northern Trust’s success in further developing and implementing initiatives that integrate the Internet into methods of product distribution, new business development and client service.

•
Northern Trust’s ability to continue to fund and accomplish technological innovation, improve processes and controls and attract and retain capable staff in order to deal with technology challenges and increasing volume and complexity in many of its businesses.

•	Northern Trust’s success in integrating recent and future acquisitions and using the acquired businesses to execute its business strategy.

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves satisfactory margins.

•	Changes in tax laws or other legislation that could affect Northern Trust’s personal and institutional asset administration businesses such as the proposed repeal of the federal estate tax.

Some of these uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 1999 Annual Report to Stockholders (pp. 35-44) and in the sections of “Item 1 — Business” of the 1999 Annual Report on Form 10-K captioned “ Government Policies”, “Competition” and “Regulation and Supervision” (pp. 6-12). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

THIS PAGE INTENTIONALLY LEFT BLANK

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION
WITH ANALYSIS OF NET INTEREST INCOME

	Second Quarter
	2000			1999
	Interest	Volume	Rate	Interest	Volume	Rate
	(Interest and rate on a taxable equivalent basis)
	($ in Millions)
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$ 13.7	$ 859.4	6.38%	$ 11.4	$ 934.6	4.88%
Time Deposits with Banks	44.8	3,487.7	5.17	33.2	2,902.8	4.59
Other Interest-Bearing	.5	27.6	7.30	.7	59.5	5.01

Total Money Market Assets	59.0	4,374.7	5.42	45.3	3,896.9	4.67

Securities
U.S. Government	3.4	235.0	5.85	4.0	306.7	5.23
Obligations of States and Political Subdivisions	9.9	481.2	8.21	9.9	502.8	7.87
Federal Agency	148.1	9,032.1	6.59	88.2	7,022.9	5.04
Other	7.6	413.9	7.43	4.6	289.7	6.33
Trading Account	.2	12.4	7.48	.2	14.3	6.85

Total Securities	169.2	10,174.6	6.69	106.9	8,136.4	5.27

Loans and Leases	285.0	16,375.4	7.00	227.0	14,271.2	6.38

Total Earning Assets	$513.2	$30,924.7	6.67%	$379.2	$26,304.5	5.78%

Reserve for Credit Losses	—	(157.0)	—	—	(149.6)	—
Cash and Due from Banks	—	1,550.2	—	—	1,256.9	—
Other Assets	—	2,010.3	—	—	1,712.5	—

Total Assets	—	$34,328.2	—	—	$29,124.3	—

Average Source of Funds
Deposits
Savings and Money Market	$ 50.4	$ 5,247.8	3.86%	$ 36.4	$ 4,759.9	3.07%
Savings Certificates	31.5	2,196.3	5.77	28.5	2,161.2	5.28
Other Time	17.4	1,139.6	6.14	8.6	716.4	4.85
Foreign Offices Time	105.0	7,944.3	5.32	61.2	5,869.7	4.18

Total Deposits	204.3	16,528.0	4.97	134.7	13,507.2	4.00
Federal Funds Purchased	26.5	1,681.5	6.35	38.5	3,237.0	4.77
Securities Sold Under Agreements to Repurchase	22.7	1,475.8	6.19	21.5	1,832.9	4.71
Commercial Paper	2.1	136.3	6.32	1.7	139.8	4.86
Other Borrowings	78.8	5,087.7	6.22	27.4	2,167.0	5.07
Senior Notes	8.6	500.0	6.86	7.8	640.6	4.88
Long-Term Debt	11.3	638.4	7.03	8.0	458.6	6.93
Debt-Floating Rate Capital Securities	4.8	267.6	7.11	3.8	267.5	5.64

Total Interest-Related Funds	359.1	26,315.3	5.49	243.4	22,250.6	4.39

Interest Rate Spread	—	—	1.18%	—	—	1.39%
Noninterest-Related Funds	—	4,622.5	—	—	4,006.2	—
Other Liabilities	—	1,125.7	—	—	832.3	—
Stockholders’ Equity	—	2,264.7	—	—	2,035.2	—

Total Liabilities and Stockholders’ Equity	—	$34,328.2	—	—	$29,124.3	—

Net Interest Income/Margin	$154.1	—	2.00%	$135.8	—	2.07%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Second Quarter 2000/99			Six Months 2000/99
	Change Due To			Change Due To
	Volume	Rate	Total	Volume	Rate	Total
	(In Millions)
Earning Assets	$74.6	$59.4	$134.0	$105.1	$97.0	$202.1
Interest-Related Funds	54.3	61.4	115.7	62.8	104.7	167.5

Net Interest Income	$20.3	$(2.0)	$ 18.3	$ 42.3	$(7.7)	$ 34.6

NORTHERN TRUST CORPORATION

Six Months
2000			1999
Interest	Volume	Rate	Interest	Volume	Rate
$ 24.7	$ 814.9	6.09%	$ 25.5	$ 1,054.2	4.87%
92.0	3,598.3	5.14	73.7	3,189.3	4.66
1.5	42.9	7.03	1.7	71.5	4.92

118.2	4,456.1	5.33	100.9	4,315.0	4.72

7.0	242.6	5.79	8.5	309.4	5.51
19.9	484.3	8.22	20.0	507.0	7.92
252.0	7,954.7	6.37	168.5	6,697.0	5.07
15.2	402.7	7.60	9.3	285.7	6.56
.4	12.0	7.58	.4	13.4	6.91

294.5	9,096.3	6.51	206.7	7,812.5	5.33

547.7	15,976.3	6.89	450.7	14,175.7	6.41

$960.4	$29,528.7	6.54%	$758.3	$26,303.2	5.81%

—	(155.0)	—	—	(148.7)	—
—	1,475.7	—	—	1,363.3	—
—	1,944.7	—	—	1,733.8	—

—	$32,794.1	—	—	$29,251.6	—

$ 95.7	$ 5,207.1	3.69%	$ 71.7	$ 4,692.7	3.08%
62.9	2,234.9	5.66	57.7	2,174.9	5.35
28.5	964.4	5.94	15.4	638.8	4.87
201.7	7,905.5	5.13	124.3	5,921.3	4.23

388.8	16,311.9	4.79	269.1	13,427.7	4.04
65.4	2,185.5	6.02	80.1	3,385.3	4.77
39.9	1,360.1	5.91	47.1	2,014.9	4.72
4.2	137.6	6.17	3.4	139.1	4.91
108.1	3,568.0	6.09	47.8	2,030.9	4.74
17.2	506.0	6.79	17.0	693.4	4.91
22.6	641.5	7.03	15.9	458.4	6.93
9.3	267.6	6.91	7.6	267.5	5.68

655.5	24,978.2	5.28	488.0	22,417.2	4.39

—	—	1.26%	—	—	1.42%
—	4,517.1	—	—	3,993.1	—
—	1,068.7	—	—	839.1	—
—	2,230.1	—	—	2,002.2	—

—	$32,794.1	—	—	$29,251.6	—

$304.9	—	2.08%	$270.3	—	2.07%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management” on page 25 of this document.

PART II — OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits
(3) Articles of Incorporation and By-Laws:

(i) Amendment to Restated Certificate of Incorporation of Northern Trust Corporation.

(ii) Restated Certificate of Incorporation of Northern Trust Corporation as Amended to Date.

(10) Material Contracts:

(i)	Northern Trust Corporation (2000) Annual Performance Plan.

(ii)	Amendment dated as of May 16, 2000 to the Restated Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999.

(iii)	Amendment dated as of May 16, 2000 to the Restated Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999.

(iv)	Amendment dated as of May 16, 2000 to the Restated Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999.

(v)	Amendment dated as of May 16, 2000 to the Deferred Compensation Plans Trust Agreement
dated as of May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings
Bank as Trustee (effective August 11, 1999, U.S. Trust Company, N.A. as successor trustee).

(vi)	Amendment dated as of May 16, 2000 to the Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998.

(vii)	Amendment effective as of April 1, 2000 to the Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 1989.

(99) Additional Exhibits:

(i)	Corporate Governance Guidelines Adopted May 16, 2000 (supercedes Exhibit 99 (i) filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(b)	Reports on Form 8-K

In a report on Form 8-K filed April 17, 2000, Northern Trust Corporation incorporated in Item 5 its April 17, 2000 press release, reporting on its earnings for the first quarter of 2000. The press release, with summary financial information, was filed pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION

(Registrant)

Date: August 10, 2000
By:	/s/ Perry R. Pero

Perry R. Pero
Vice Chairman
and Chief Financial Officer

Date: August 10, 2000
By:	/s/ Harry W. Short

Harry W. Short
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

     The following exhibits have been filed herewith:

Exhibit Number	Description

(3)	Articles of Incorporation and By-Laws:

(i) Amendment to Restated Certificate of Incorporation of Northern Trust Corporation.

(ii) Restated Certificate of Incorporation of Northern Trust Corporation as Amended to Date.

(10)	Material Contracts:

	(i)	Northern Trust Corporation (2000) Annual Performance Plan.

	(ii)	Amendment dated as of May 16, 2000 to the Restated Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999.

	(iii)	Amendment dated as of May 16, 2000 to the Restated Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999.

	(iv)	Amendment dated as of May 16, 2000 to the Restated Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999.

(v)	Amendment dated as of May 16, 2000 to the Deferred Compensation Plans Trust Agreement
dated as of May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings
Bank as Trustee (effective August 11, 1999, U.S. Trust Company, N.A. as successor trustee).

	(vi)	Amendment dated as of May 16, 2000 to the Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998.

	(vii)	Amendment effective as of April 1, 2000 to the Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 1989.

(99)	Additional Exhibits:

	(i)	Corporate Governance Guidelines Adopted May 16, 2000 (supercedes Exhibit 99 (i) filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).