Form 10-Q
period 2000-09-30
NORTHERN TRUST CORP
filed 2000-11-13
CIK 73124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

221,782,062 Shares—$1.66 2/3 Par Value
(Shares of Common Stock Outstanding on September 30, 2000)

PART 1– FINANCIAL INFORMATION

Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEET

	NORTHERN TRUST CORPORATION

	September 30	December 31	September 30
($ In Millions)	2000	1999	1999
Assets
Cash and Due from Banks	$1,361.8	$1,977.9	$1,775.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	544.6	1,083.8	1,304.7
Time Deposits with Banks	2,743.2	2,292.2	4,343.2
Other Interest-Bearing Assets	12.5	63.2	66.2
Securities
Available for Sale	9,241.2	5,480.0	8,740.0
Held to Maturity (Fair value-$788.9 at September 2000, $740.4 at December 1999, $729.9 at September 1999)	794.9	752.7	734.4
Trading Account	13.9	11.0	13.5

Total Securities	10,050.0	6,243.7	9,487.9

Loans and Leases
Commercial and Other	11,086.6	9,116.8	8,864.3
Residential Mortgages	6,643.5	6,257.7	6,184.8

Total Loans and Leases (Net of unearned income-$421.1 at September 2000, $321.3 at December 1999, $154.1 at September 1999)	17,730.1	15,374.5	15,049.1

Reserve for Credit Losses	(158.0)	(150.9)	(144.9)
Buildings and Equipment	409.8	380.4	356.9
Customers’ Acceptance Liability	20.2	34.7	35.3
Trust Security Settlement Receivables	656.7	323.1	343.6
Other Assets	1,422.8	1,085.6	1,067.7

Total Assets	$34,793.7	$28,708.2	$33,684.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,266.4	$4,476.0	$4,027.5
Savings and Money Market	5,379.8	5,299.7	5,239.8
Savings Certificates	2,284.6	2,338.6	2,180.3
Other Time	440.0	913.0	551.9
Foreign Offices - Demand	792.6	468.8	445.1
- Time	7,991.2	7,874.9	6,616.6

Total Deposits	21,154.6	21,371.0	19,061.2
Federal Funds Purchased	1,394.9	370.2	658.0
Securities Sold Under Agreements to Repurchase	1,043.2	997.8	2,269.4
Commercial Paper	126.7	145.1	139.0
Other Borrowings	6,175.7	1,155.3	6,710.4
Senior Notes	500.0	500.0	350.0
Long-Term Debt	638.3	659.4	659.1
Debt-Floating Rate Capital Securities	267.6	267.5	267.5
Liability on Acceptances	20.2	34.7	35.3
Other Liabilities	1,112.0	1,032.5	1,412.0

Total Liabilities	32,433.2	26,533.5	31,561.9

Stockholders’ Equity
Preferred Stock	120.0	120.0	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at September 2000 and 280,000,000 shares at December 1999 and September 1999; Outstanding 221,782,062 at September 2000, 222,161,934 at December 1999 and 111,296,874 at September 1999	379.8	379.8	189.9
Capital Surplus	—	—	191.1
Retained Earnings	2,116.8	1,870.7	1,798.3
Net Unrealized Loss on Securities Available for Sale	(2.3)	(2.4)	(3.0)
Common Stock Issuable-Stock Incentive Plans	113.9	55.0	55.0
Deferred Compensation-ESOP and Other	(78.2)	(44.2)	(49.3)
Treasury Stock-(at cost, 6,139,462 shares at September 2000, 5,759,590 shares at December 1999, and 2,663,888 shares at September 1999)	(289.5)	(204.2)	(179.0)

Total Stockholders’ Equity	2,360.5	2,174.7	2,123.0

Total Liabilities and Stockholders’ Equity	$34,793.7	$28,708.2	$$33,684.9

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Third Quarter Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2000	1999	2000	1999
Noninterest Income
Trust Fees	$304.7	$242.4	$896.3	$703.1
Foreign Exchange Trading Profits	37.6	25.0	113.7	79.5
Treasury Management Fees	18.1	15.8	53.4	51.2
Security Commissions and Trading Income	8.0	6.8	25.9	22.0
Other Operating Income	23.5	16.3	57.9	38.8
Investment Security Gains	—	.1	—	.2

Total Noninterest Income	391.9	306.4	1,147.2	894.8

Net Interest Income
Interest Income	531.3	404.3	1,467.0	1,144.5
Interest Expense	388.5	276.0	1,044.0	764.0

Net Interest Income	142.8	128.3	423.0	380.5
Provision for Credit Losses	5.0	.5	19.0	6.0

Net Interest Income after Provision for Credit Losses	137.8	127.8	404.0	374.5

Noninterest Expenses
Compensation	179.8	144.7	514.6	420.3
Employee Benefits	27.5	24.7	84.0	75.3
Occupancy Expense	21.8	19.0	64.8	54.8
Equipment Expense	18.1	16.0	54.5	47.2
Other Operating Expenses	97.7	71.7	291.3	216.6

Total Noninterest Expenses	344.9	276.1	1,009.2	814.2

Income before Income Taxes	184.8	158.1	542.0	455.1
Provision for Income Taxes	61.5	53.9	182.4	156.1

Net Income	$123.3	$104.2	$359.6	$299.0

Net Income Applicable to Common Stock	$121.8	$102.9	$355.4	$295.5

Net Income Per Common Share — Basic	$.55	$.46	$1.61	$1.33
— Diluted	.53	.45	1.54	1.29

Average Number of Common Shares Outstanding — Basic	220,749,384	221,752,584	220,985,573	221,782,016
— Diluted	230,936,938	229,537,752	230,513,163	229,991,308

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Third Quarter Ended September 30		Nine Months Ended September 30
(In Millions)	2000	1999	2000	1999
Net Income	$123.3	$104.2	$359.6	$299.0
Other Comprehensive Income (net of tax)
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Holding Gains (Losses) Arising during the Period (Net of tax (provision) benefit of $(.6) and $2.5 million for the third quarters ended September 30, 2000 and 1999 respectively. Net of tax (provision) benefit of $(.6) million and $1.2 million for nine months ended September 30, 2000 and 1999, respectively).	—	(4.5)	.1	(2.3)
Less: Reclassification Adjustments for Gains Included in Net Income Net of tax (provision) benefit of $(.1) million for the nine months ended September 30, 1999).	—	—	—	(.1)

Other Comprehensive Income	—	(4.5)	.1	(2.4)

Comprehensive Income	$123.3	$99.7	$359.7	$296.6

CONSOLIDATED STATEMENT OF CHANGES	NORTHERN TRUST CORPORATION
IN STOCKHOLDERS’ EQUITY

	Nine Months Ended September 30
(In Millions)	2000	1999

Preferred Stock
Balance at January 1 and September 30	$120.0	$120.0

Common Stock
Balance at January 1 and September 30	379.8	189.9

Capital Surplus
Balance at January 1	—	212.9
Stock Issued - Incentive Plan and Awards	—	(21.8)

Balance at September 30	—	191.1

Retained Earnings
Balance at January 1	1,870.7	1,582.9
Net Income	359.6	299.0
Dividends Declared - Common Stock	(89.9)	(80.1)
Dividends Declared - Preferred Stock	(4.6)	(3.5)
Incentive Plan and Awards	(19.0)	—

Balance at September 30	2,116.8	1,798.3

Net Unrealized Gain (Loss) on Securities Available for Sale
Balance at January 1	(2.4)	(.6)
Unrealized Gain (Loss), net	0.1	(2.4)

Balance at September 30	(2.3)	(3.0)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	55.0	30.4
Stock Issuable, net of Stock Issued	58.9	24.6

Balance at September 30	113.9	55.0

Deferred Compensation - ESOP and Other
Balance at January 1	(44.2)	(44.3)
Compensation Deferred	(51.0)	(15.3)
Compensation Amortized	17.0	10.3

Balance at September 30	(78.2)	(49.3)

Treasury Stock
Balance at January 1	(204.2)	(150.9)
Stock Options and Awards	87.1	74.1
Stock Purchased	(172.4)	(102.2)

Balance at September 30	(289.5)	(179.0)

Total Stockholders’ Equity at September 30	$2,360.5	$2,123.0

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2000	1999
Cash Flows from Operating Activities:
Net Income	$359.6	$299.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	19.0	6.0
Depreciation on Buildings and Equipment	51.1	43.3
Increase in Interest Receivable	(25.0)	(9.5)
Decrease in Interest Payable	(.8)	(1.7)
Amortization and Accretion of Securities and Unearned Income	(99.2)	(229.9)
Amortization of Software, Goodwill and Other Intangibles	58.4	46.7
Net Increase in Trading Account Securities	(2.9)	(4.4)
Other Noncash, net	(169.1)	7.3

Net Cash Provided by Operating Activities	191.1	156.8

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	539.2	(140.3)
Net Increase in Time Deposits with Banks	(451.0)	(1,078.5)
Net (Increase) Decrease in Other Interest-Bearing Assets	50.7	(44.4)
Purchases of Securities-Held to Maturity	(123.4)	(137.6)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	87.4	115.5
Purchases of Securities-Available for Sale	(35,337.4)	(29,609.0)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	31,778.7	26,682.8
Net Increase in Loans and Leases	(2,468.3)	(1,341.0)
Purchases of Buildings and Equipment	(80.5)	(59.9)
Purchases and Development of Computer Software	(77.4)	(75.2)
Net Increase in Trust Security Settlement Receivables	(333.6)	(6.9)
Decrease in Cash Due to Acquisitions	(32.9)	—
Other, net	38.9	2.4

Net Cash Used in Investing Activities	(6,409.6)	(5,692.1)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(216.4)	858.5
Net Increase (Decrease) in Federal Funds Purchased	1,024.7	(1,367.1)
Net Increase in Securities Sold under Agreements to Repurchase	45.4	154.5
Net Decrease in Commercial Paper	(18.4)	(9.1)
Net Increase in Short-Term Other Borrowings	5,403.9	5,582.5
Proceeds from Term Federal Funds Purchased	7,943.3	5,948.0
Repayments of Term Federal Funds Purchased	(8,326.8)	(5,919.3)
Proceeds from Senior Notes & Long-Term Debt	102.6	551.1
Repayments of Senior Notes & Long-Term Debt	(123.7)	(700.1)
Treasury Stock Purchased	(170.4)	(101.8)
Net Proceeds from Stock Options	21.1	19.0
Cash Dividends Paid on Common and Preferred Stock	(94.7)	(83.7)
Other, net	11.8	12.0

Net Cash Provided by Financing Activities	5,602.4	4,944.5

Decrease in Cash and Due from Banks	(616.1)	(590.8)
Cash and Due from Banks at Beginning of Year	1,977.9	2,366.0

Cash and Due from Banks at September 30	$1,361.8	$1,775.2

Schedule of Noncash Investing Activities:
Transfer of Securities from Available for Sale to Held to Maturity	0.00	$239.8
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,044.8	$765.7
Income Taxes Paid	87.3	6.7

Notes to Consolidated Financial Statements

1.	Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 2000 and 1999 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders.

2.	Securities – The following table summarizes the book and fair values of securities.

	September 30, 2000		December 31, 1999		September 30, 1999

(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value

Held to Maturity
U.S. Government	$54.9	$54.9	$55.1	$55.0	$55.2	$55.2
Obligations of States and
Political Subdivisions	455.4	454.1	476.0	466.6	471.4	469.7
Federal Agency	6.0	5.8	.9	.7	.5	.4
Other	278.6	274.1	220.7	218.1	207.3	204.6

Subtotal	794.9	788.9	752.7	740.4	734.4	729.9

Available for Sale
U.S. Government	181.3	181.3	192.0	192.0	202.4	202.4
Obligations of States and
Political Subdivisions	15.6	15.6	15.3	15.3	15.7	15.7
Federal Agency	8,926.1	8,926.1	5,105.6	5,105.6	8,350.0	8,350.0
Preferred Stock	100.9	100.9	101.3	101.3	106.5	106.5
Other	17.3	17.3	65.8	65.8	65.4	65.4

Subtotal	9,241.2	9,241.2	5,480.0	5,480.0	8,740.0	8,740.0

Trading Account	13.9	13.9	11.0	11.0	13.5	13.5

Total Securities	$10,050.0	$10,044.0	$6,243.7	$6,231.4	$9,487.9	$9,483.4

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	September 30, 2000
	Book	Gross Unrealized		Fair
(In Millions)	Value	Gains	Losses	Value

U.S. Government	$54.9	$—	$—	$54.9
Obligations of States and Political Subdivisions	455.4	4.8	6.1	454.1
Federal Agency	6.0	—	.2	5.8
Other	278.6	—	4.5	274.1

Total	$794.9	$4.8	$10.8	$788.9

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale		September 30, 2000

	Amortized	Gross Unrealized		Fair

(In Millions)	Cost	Gains	Losses	Value

U.S. Government	$181.3	$—	$—-	$181.3
Obligations of States and Political Subdivisions	16.8	—	1.2	15.6
Federal Agency	8,927.5	1.1	2.5	8,926.1
Preferred Stock	101.3	—	.4	100.9
Other	17.2	.1	—	17.3

Total	$9,244.1	$1.2	$4.1	$9,241.2

Gross unrealized gains and losses on off-balance sheet financial instruments used to hedge securities available for sale totaled $.4 million and none, respectively, as of September 30, 2000. At September 30, 2000, stockholders’ equity included a charge of $2.3 million, net of tax, to recognize the depreciation on securities available for sale and the related hedges.

3.      Pledged Assets – Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $13.7 billion on September 30, 2000, $4.9 billion on December 31, 1999 and $11.8 billion on September 30, 1999.

4.      Contingent Liabilities – Standby letters of credit outstanding were $2.1 billion on September 30, 2000, $2.0 billion on December 31, 1999 and $1.8 billion on September 30, 1999.

5.      Loans and Leases – Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2000	December 31, 1999	September 30, 1999

Domestic
Residential Real Estate	$6,643.5	$6,257.7	$6,184.8
Commercial	5,003.1	4,704.1	4,477.6
Broker	166.7	88.8	141.8
Commercial Real Estate	878.5	780.4	735.1
Personal	2,225.5	1,659.9	1,506.0
Other	1,008.1	566.5	792.8
Lease Financing	862.2	691.5	618.1

Total Domestic	16,787.6	14,748.9	14,456.2
International	942.5	625.6	592.9

Total Loans and Leases	$17,730.1	$15,374.5	$15,049.1

At September 30, 2000, other domestic and international loans included $1.3 billion of overnight trust-related advances, primarily in connection with next day security settlements, compared with $701.8 million at December 31, 1999 and $892.5 million at September 30, 1999.

At September 30, 2000, nonperforming loans totaled $76.8 million. Included in this amount were loans with a recorded investment of $75.2 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $28.3 million had no portion of the reserve for credit losses allocated to them while impaired loans totaling $46.9 million had an allocated reserve of $18.4 million. For the third quarter of 2000, the total recorded investment in impaired loans averaged $58.7 million. There was no interest income recorded on impaired loans for the quarter ended September 30, 2000.

At September 30, 1999, nonperforming loans totaled $28.9 million and included $27.0 million of impaired loans. Of these impaired loans, $5.1 million had no portion of the reserve for credit losses allocated to them; $21.9 million had an allocated reserve of $9.9 million. Total recorded investment in impaired loans for the third quarter of 1999 averaged $37.6 million with $29,000 of interest income recognized on such loans.

6.      Reserve for Credit Losses – Changes in the reserve for credit losses were as follows:

	Nine Months Ended September 30

(In Millions)	2000	1999

Balance at Beginning of Period	$150.9	$146.8
Charge-Offs
Commercial Real Estate	(.3)	(.2)
Other	(12.6)	(8.8)
International	—	—

Total Charge-Offs	(12.9)	(9.0)

Recoveries	1.0	1.1

Net Charge-Offs	(11.9)	(7.9)
Provision for Credit Losses	19.0	6.0
Reserve Related to Acquisitions	—	—

Balance at End of Period	$158.0	$144.9

The reserve for credit losses represents management’s estimate of probable inherent losses that have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures.

The result is a reserve with the following components:

Specific Reserve. The amount of specific reserve is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust’s credit exposures, which depend upon internal credit ratings. These loss factors primarily include management’s judgment concerning the effect of the business cycle on the creditworthiness of Northern Trust’s borrowers as well as historical charge-off experience.

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

7.      Net Income Per Common Share Computations – The computation of net income per common share is presented in the following table.

	Third Quarter	Nine Months
	Ended September 30	Ended September 30

($ In Millions Except Per Share Information)	2000	1999	2000	1999

Basic Net Income Per Common Share
Net Income	$123.3	$104.2	$359.6	$299.0
Less: Dividends on Preferred Stock	(1.5)	(1.3)	(4.2)	(3.5)

Net Income Applicable to Common Stock	$121.8	$102.9	$355.4	$295.5
Average Number of Common Shares Outstanding	220,749,384	221,752,584	220,985,573	221,782,016
Basic Net Income Per Common Share	$.55	$.46	$1.61	$1.33

Diluted Net Income Per Common Share
Net Income Applicable to Common Stock	$121.8	$102.9	$355.4	$295.5
Average Number of Common Shares Outstanding	220,749,384	221,752,584	220,985,573	221,782,016
Plus Dilutive Potential Common Shares:
Stock Options	7,638,346	5,566,322	7,098,795	6,072,278
Performance Shares	1,744,403	1,471,048	1,643,477	1,417,464
Other Stock Awards	804,805	747,798	785,318	719,550

Average Common and Potential Common Shares	230,936,938	229,537,752	230,513,163	229,991,308
Diluted Net Income Per Common Share	$.53	$.45	$1.54	$1.29

8.      Accounting Standards Pronouncements – In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The effective date for adopting the new accounting requirements is January 1, 2001 for calendar year entities. Although early adoption is permitted, Northern Trust plans to adopt the new statement on January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133 by addressing a limited number of issues that have caused implementation difficulties. The accounting requirements of SFAS 133 are complex and the Financial Accounting Standards Board continues to receive and respond to interpretation requests. Pending conclusions to interpretation requests may have an impact on Northern Trust’s current and future hedge strategies. Based on the accounting guidance available at the end of the third quarter and Northern Trust’s reduced use of derivative instruments for hedging purposes, it is anticipated that the adoption of these statements will not have a material impact on the earnings and financial position of Northern Trust.

In addition, Northern Trust has concluded that certain hedge strategies used to manage fixed interest rate risk in its loan portfolio are not likely to qualify for the special accounting treatment contemplated by SFAS No. 133. Accordingly, management is implementing alternative strategies for managing interest rate risk such as the termination and run-off of swap contracts used to hedge fixed rate loans and increased utilization of longer-term fixed rate liabilities. Management expects to continue to reduce the reliance on interest rate swaps over the remainder of the year. Based on 1999 swap volumes, current estimates indicate that a reduction in the use of interest rate swaps to manage interest rate risk could reduce net interest income by up to $750,000 on an annualized basis.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which was subsequently amended by Bulletins No. 101A and No. 101B. This bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues, and must be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. Northern Trust adheres to accounting principles generally accepted in the United States that currently apply to revenue recognition, and is in the process of reviewing the views expressed in this Staff Accounting Bulletin. Adoption of this Bulletin is not expected to have a material impact to Northern Trust's results of operations.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 140 replaces SFAS No. 125, the previous standard of the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it retains most of the accounting requirements of SFAS No. 125. The accounting requirements of the Statement are effective for transactions occurring after March 31, 2001 and the disclosure requirements of the Statement are effective for fiscal years ending after December 15, 2000. Northern Trust will adopt the accounting and disclosure requirements on their respective effective dates. It is not anticipated that the adoption of SFAS No. 140 will have a material effect on Northern Trust’s results of operations.

9.      Business Segments

The tables on page 18, reflecting the earnings contribution of Northern Trust’s business segments for the third quarter and nine months ended September 30, 2000, are incorporated by reference.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER EARNINGS HIGHLIGHTS

Net income increased 18% to a record $123.3 million from the $104.2 million earned in the third quarter of last year. Net income per common share on a diluted basis also increased 18% to $.53 for the third quarter, up from $.45 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 22.12% versus 20.85% reported last year, and an annualized return on average assets (ROA) of 1.42% versus 1.33% in 1999. Trust fee growth of 26%, complemented by a 13% increase in net interest income and strong foreign exchange trading profits, combined to produce a 23% increase in total revenues to $549.0 million (stated on a fully taxable equivalent basis).

The 18% earnings per share growth was nearly double Northern Trust’s minimum goal of 10%, and the ROE exceeded 20% for the fourteenth consecutive quarter. The productivity ratio of 159% was slightly below the corporate goal of 160%.

Noninterest Income

Noninterest income increased 28% and totaled $391.9 million for the quarter, accounting for 71% of total taxable equivalent revenue. Trust fees of $304.7 million increased 26% or $62.3 million over the like period of 1999 and represented 78% of noninterest income and 55% of total taxable equivalent revenue. Strong new business and higher market values of trust assets administered drove this trust fee growth. Trust fees in the quarter attributable to current year acquisitions totaled $2.4 million. Trust assets under administration have grown 22% to $1.7 trillion since September 30, 1999. Trust assets under the management of Northern Trust grew at an even greater rate, increasing 29% from the prior year, and totaled $338.3 billion at September 30, 2000. At December 31, 1999, trust assets under administration totaled $1.54 trillion with $299.1 billion under management.

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

Trust fees from Personal Financial Services (PFS) increased 31% from the prior year level of $121.0 million and totaled $158.7 million for the third quarter. This performance reflects continued strong new business throughout Northern Trust’s national PFS network and equity markets that were higher than those of a year ago. All states in the PFS network recorded increases in trust fees of more than 24%, with Illinois, Arizona and Texas each increasing more than 30%. The Wealth Management Group also had excellent performance, with trust fees increasing 30%, and now administers $60.6 billion for significant family asset pools worldwide, up 39% from last year. Total personal trust assets under administration increased $39.5 billion from the prior year and $19.2 billion since December 31, 1999, and totaled $171.2 billion at September 30, 2000. Of the personal trust assets under administration, $100.1 billion is managed by Northern Trust compared to $81.4 billion one year ago and $91.6 billion at December 31, 1999. Net recurring PFS new business sold through September 30, 2000 and expected to transition throughout the year was approximately $66 million in annualized trust fees, up 38% from the same period last year.

Northern Trust continued its PFS expansion with the opening of a full service office in Milwaukee, Wisconsin, the first such office in the Wisconsin market. Northern Trust now has Personal Financial Services offices in 81 locations in twelve states, up from 62 offices in just five states at the end of 1997.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 20% and totaled $146.0 million compared to $121.4 million in the year-ago quarter, principally reflecting strong new business. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide, and all of these services contributed to the third quarter fee growth. Fees from asset management increased 16% to $46.0 million, which included $3.4 million of performance-based fees compared to $1.3 million recorded in the third quarter last year. These additional fees are largely offset by increased performance-based incentive payments to the sub-advisors of these funds, which are reflected in higher other operating expenses for the quarter. Securities lending fees increased 33% to $27.2 million from the year-ago quarter while custody fees increased 20% to $49.4 million. The growth in securities lending fees was primarily due to higher lending volumes and spreads earned on the investment of collateral. The increase in custody fees was largely driven by new global custody business. Strong new business results increased fees generated by Northern Trust Retirement Consulting, L.L.C., to $14.5 million, up 19% from last year’s third quarter. C&IS trust fees were down $7.0 million from the second quarter. The sequential quarter decline reflects a $6.2 million decrease in securities lending fees and a $1.3 million reduction in performance-based investment management fees. The particularly strong second quarter securities lending results reflected the seasonal demand for certain international equity securities, which pay dividends annually during the second quarter.

Net recurring new business sold in C&IS through September 30, 2000 and expected to transition during the year was approximately $60 million in annualized trust fees, compared to $73 million during the same period last year. The prior year new business results included record second quarter sales as clients accelerated transitions in order to avoid Year 2000 operational concerns. In addition, last year’s figures included non-

recurring new business whereas current year sales reflect only recurring types of new business.

Total C&IS trust assets under administration increased to $1.52 trillion at September 30, 2000, up 21% from September 30, 1999 and 9% from December 31, 1999. Of the C&IS trust assets under administration, $238.2 billion is managed by Northern Trust, up 31% from September 30, 1999 and 15% from December 31, 1999. Trust assets under administration included approximately $381 billion of global custody assets.

Foreign exchange trading profits were $37.6 million for the quarter, up 51% or $12.6 million from the third quarter of 1999 and compared to $42.1 million in the second quarter of 2000. The current year quarter benefited from market volatility in the major currencies, particularly the continued volatility in the euro, as well as growth in global assets under custody, and a higher level of client transaction volume. In addition, clients continued to increase their use of Northern Trust FX Passportsm for foreign exchange transactions. This browser-based application developed with Reuters enables clients to enter into foreign exchange transactions with Northern Trust via the Internet and is a key element of Northern Trust’s Passportsm product suite.

Total treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $27.1 million, up 10% from last year’s third quarter. The growth was split fairly evenly between paper- and electronic-based products. The fee portion of these revenues accrued in the quarter was $18.1 million, up 14% from $15.8 million in the comparable quarter last year.

Security commissions and trading income increased 18% to $8.0 million from last year, reflecting a higher volume of transactions at Northern Trust Securities, Inc. Other operating income was $23.5 million for the third quarter compared with $16.3 million in the same period of last year. The current quarter included $2.5 million of nonrecurring income compared to $3.9 million in last year’s third quarter. The change in other operating income reflects higher trust deposit-related revenues, loan service fees, and other items.

Net Interest Income

Net interest income for the quarter totaled a record $142.8 million, 11% higher than the $128.3 million reported in the third quarter of 1999. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was a record $157.1 million, up 13% from the $138.9 million reported in 1999. The increase in net interest income reflects 11% growth in average earning asset levels and a 20% increase in noninterest-related funding sources, primarily demand deposits and equity. The net interest margin improved slightly to 1.99% versus 1.95% reported in the year-ago quarter, due primarily to the increased level of noninterest-related funding.

Earning assets for the third quarter averaged $31.4 billion, up 11% from the $28.2 billion average for the same quarter of 1999. The $3.2 billion growth in average earning assets was comprised of a $2.2 billion or 15% increase in loans and leases and a 22% or $1.9 billion increase in securities, partially offset by a $937 million decrease in money market assets.

The loan growth was concentrated predominantly in the domestic portfolio, which increased $2.1 billion to average $16.1 billion, while international loans increased by $134 million to $695 million from a year ago. Reflecting strong growth in lending to Wealth Management and private banking clients, personal loans increased from $1.4 billion on average in last year’s third quarter to $2.0 billion for the current quarter. Residential mortgage loans, which represent 39% of the total average loan portfolio, increased $445 million or 7% to average $6.6 billion for the quarter. Commercial and industrial loans increased 9% on average compared to last year’s third quarter, and totaled $5.0 billion at September 30, 2000.

Funding for the growth in earning assets came from several sources. Total interest-bearing deposits averaged $16.3 billion, up 13% or $1.8 billion from the third quarter of 1999. This growth was concentrated primarily in foreign office time deposits, up $866 million as a result of increased global custody activity, non-personal time deposits, up $631 million, and savings, money market deposits and savings certificates, up $337 million. Other interest-related funds averaged $10.3 billion, up $563 million or 6% compared to a year ago, due predominantly to higher levels of treasury, tax and loan balances and borrowings from the Federal Home Loan Bank. Partially offsetting these increases were lower levels of federal funds purchased and securities sold under agreements to repurchase. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, growth in lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 20% to average $4.8 billion due to growth in common stockholders’ equity resulting from retained earnings and to higher levels of demand deposits.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the third quarter compared to $.5 million for the same quarter last year and $10.0 million in this year’s second quarter. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 21.

Noninterest Expenses

Noninterest expenses totaled $344.9 million for the quarter, an increase of 25% or $68.8 million from the $276.1 million in the year-ago quarter. Approximately 55% of the increase in noninterest expenses related to compensation and employee benefits and was primarily attributable to staff growth, merit increases and performance-based incentives. The balance of the expense growth reflects increased costs associated with technology investments (including e-commerce initiatives), business promotion, co-administration services provided to Northern Trust's two mutual fund families, PFS office expansion, and operating costs relating to the significant growth in transaction volumes.

Noninterest expenses resulting from the two second quarter 2000 acquisitions totaled $5.6 million in the current quarter.

Compensation and employee benefits, which represent approximately 60% of total noninterest expenses, increased to $207.3 million from $169.4 million in the year-ago quarter. Higher performance-based compensation accounted for nearly one-half of the increase in compensation, principally due to increased costs for incentive plans as a result of strong new business, excellent investment management performance and record net income. In addition, accounting for certain stock-related compensation plans requires that the quarterly expense be based on the market price of the Corporation’s stock at the end of each quarter. The increase in operating expenses for these plans as a result of adjusting for the record 37% increase in market value of Northern Trust stock from June 30 to September 30 was approximately $8.0 million and reduced earnings per share by approximately $.02 per common share. The increase in total noninterest expenses without the effect of this stock price increase would have been 22% rather than 25%. Staff levels increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at September 30, 2000 totaled 9,299, up 11% from 8,360 at September 30, 1999.

Net occupancy expense totaled $21.8 million, up 14% from $19.0 million in the third quarter of 1999, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. In addition, Northern Trust completed the $23.5 million acquisition of a building and adjacent land located across the street from the Chicago operations center in January. Prior to the purchase date, Northern Trust leased approximately 130,000 square feet of this 340,000 square foot building. The principal components of the increase in occupancy expense were higher net rental and maintenance costs, building depreciation and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $18.1 million, up 13% from the $16.0 million reported in the third quarter of 1999. The increases were primarily in depreciation of computer hardware, machinery and office furniture, and higher maintenance costs for computers and equipment.

Other operating expenses in the quarter totaled $97.7 million compared to $71.7 million last year. Higher other operating expenses in 2000 reflect continued investment in technology, costs of providing co-administration services to Northern Trust's two mutual fund families, increased payments to investment fund sub-advisors due to growth and performance, and expansion of the PFS office network. Higher operating expenses also reflect other costs to support business growth and charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. The categories most affected by the factors noted above were business development, purchased professional services, software amortization, and other expenses. The table on the following page shows the components of other operating expenses.

Other Operating Expenses	Third Quarter Ended September 30

(In Millions)	2000	1999
Business Development	$12.1	$9.3
Purchased Professional Services	36.3	27.4
Telecommunications	4.6	4.7
Postage and Supplies	7.4	6.5
Software Amortization	15.4	12.2
Goodwill and Other Intangibles Amortization	4.1	3.5
Other Expenses	17.8	8.1

Total Other Operating Expenses	$97.7	$71.7

Provision for Income Taxes

The provision for income taxes was $61.5 million for the third quarter compared with $53.9 million in the year-ago quarter. The higher tax provision in 2000 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate for the third quarter was 33.3% compared to 34.1% for the third quarter of 1999.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the third quarter ended September 30, 2000 and 1999.

Third Quarter	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2000	1999	2000	1999	2000	1999	2000	1999
Noninterest Income
Trust Fees	$146.0	$121.4	$158.7	$121.0	$—	$—	$304.7	$242.4
Other	66.5	47.2	18.4	16.9	2.3	(.1)	87.2	64.0
Net Interest Income after
Provision for Credit Losses*	49.5	41.0	99.9	94.3	2.7	3.1	152.1	138.4
Noninterest Expenses	157.1	134.7	168.0	134.6	19.8	6.8	344.9	276.1

Income before Income Taxes*	104.9	74.9	109.0	97.6	(14.8)	(3.8)	199.1	168.7
Provision for Income Taxes*	40.8	28.9	42.3	37.2	(7.3)	(1.6)	75.8	64.5

Net Income	$64.1	$46.0	$66.7	$60.4	$(7.5)	$(2.2)	$123.3	$104.2

Percentage Net Income Contribution	52%	44%	54%	58%	(6)%	(2)%	100%	100%

Average Assets	$16,391.9	$13,501.7	$13,700.8	$11,911.4	$4,382.5	$5,681.7	$34,475.2	$31,094.8

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $14.3 million for 2000 and $10.6 million for 1999.

  Note: Certain reclassifications have been made to 1999 financial information to conform to the current year presentation.

  The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the nine months ended September 30, 2000 and 1999.

Nine Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2000	1999	2000	1999	2000	1999	2000	1999
Noninterest Income
Trust Fees	$439.5	$353.1	$456.8	$350.0	$—	$—	$896.3	$703.1
Other	195.8	146.5	51.6	44.5	3.5	.7	250.9	191.7
Net Interest Income after
Provision for Credit Losses*	137.7	118.7	296.5	276.2	8.8	8.3	443.0	403.2
Noninterest Expenses	466.7	391.3	481.1	395.7	61.4	27.2	1,009.2	814.2

Income before Income Taxes*	306.3	227.0	323.8	275.0	(49.1)	(18.2)	581.0	483.8
Provision for Income Taxes*	118.8	88.5	125.8	107.7	(23.2)	(11.4)	221.4	184.8

Net Income	$187.5	$138.5	$198.0	$167.3	$(25.9)	$(6.8)	$359.6	$299.0

Percentage Net Income Contribution	52%	46%	55%	56%	(7)%	(2)%	100%	100%

Average Assets	$16,264.8	$12,673.8	$13,204.6	$11,640.2	$3,889.1	$5,558.7	$33,358.5	$29,872.7

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $39.0 million for 2000 and $28.7 million for 1999.

  Note: Certain reclassifications have been made to 1999 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $64.1 million, a 39% increase from the third quarter of 1999. Noninterest income increased 26% to $212.5 million in the third quarter of 2000 from $168.6 million in last year’s third quarter. Trust fees, reflecting strong new business growth, increased 20% to $146.0 million in the current quarter compared to $121.4 million in the year-ago quarter. Other income was $66.5 million, up 41% from $47.2 million in last year’s third quarter. Approximately two-thirds of the increase in other operating income was due to foreign exchange trading profits, which were up 51% to $37.4 million. The remainder of the increase in other income was due primarily to higher treasury management fees, trust deposit-related and loan service fees.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 21% to $49.5 million in the current quarter, from $41.0 million in last year’s third quarter. Contributing to the improvement was a 20% increase in average earning assets combined with a 23% increase in noninterest-related funds. The net interest margin declined from 1.44% last year to 1.42% in the current quarter.

Noninterest expenses were up 17% to $157.1 million in the current quarter due primarily to staff growth, performance-based compensation, business promotion and higher expense allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter increased 10% from a year ago to $66.7 million. Noninterest income increased 28% to $177.1 million in the current quarter from $137.9 million in last year’s third quarter. The increase was due primarily to a 31% increase in trust fees, which totaled $158.7 million in the current quarter, resulting from strong new business growth and from equity markets that were higher than those of a year ago. Other income increased 9% from $16.9 million in last year’s third quarter to $18.4 million in the current quarter, due to a 17% increase in security commissions at Northern Trust Securities, Inc. and higher loan-related, treasury management and letter of credit fees. The current quarter included $2.5 million of nonrecurring income compared to $3.9 million in last year’s third quarter.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 6% to $99.9 million in the current quarter. The increase was due primarily to a $1.4 billion or 13% increase in average loan volume, offset in part by a $1.2 million increase in the provision for credit losses and a reduction in the net interest margin from 3.31% last year to 3.08% in 2000.

Noninterest expenses increased 25% to $168.0 million in the current quarter from $134.6 million in last year’s third quarter. Approximately $12.9 million of the total increase related to salaries, incentives and employee benefits, driven by staff growth and performance-based compensation plans. An additional $13.0 million of the overall increase resulted from higher expense allocations for product and operations support. In addition, occupancy costs were $.9 million or 13% higher as a result of both the opening of new PFS offices and the expansion of existing locations, while other operating expenses increased due to charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities.

Treasury and Other

The Treasury Department is responsible for managing The Northern Trust Company’s (Bank) wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. “Other” corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the third quarter was down slightly from a year ago resulting primarily from the impact of rising interest rates in 2000. Noninterest expenses totaled $19.8 million for the quarter compared with $6.8 million in last year’s third quarter. The increase in noninterest expenses for certain stock-related compensation plans, as a result of adjusting for the record 37% increase in market value of Northern Trust stock from June 30 to September 30, was approximately $8.0 million. Also contributing to the increase were accruals for incentives that will be paid out earlier than anticipated due to the early retirement of certain Bank officers.

NINE MONTH EARNINGS HIGHLIGHTS

Net income per common share increased 19% to $1.54 for the nine-month period ended September 30, 2000, up from $1.29 last year. Net income increased 20% to $359.6 million from $299.0 million in the year-ago period. The ROE increased to 22.21% from 20.71% last year, while the ROA improved to 1.44% from 1.34% in the same period last year. The productivity ratio was 159% for the current year versus 160% for 1999.

Total revenues, stated on a FTE basis, increased 23% from 1999 levels. Trust fees totaled $896.3 million, up 27% from $703.1 million last year. Foreign exchange trading profits totaled $113.7 million, up 43% from last year’s performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 8% to $79.9 million. The fee portion of these revenues accrued in the period totaled $53.4 million, up 4% from 1999 levels. Security commissions and trading income totaled $25.9 million, up 18% from $22.0 million reported last year. Other operating income totaled $57.9 million in the period compared with $38.8 million in 1999. The increase from the prior year was due primarily to higher loan, letter of credit and trust deposit-related fees.

Net interest income, stated on a FTE basis, totaled $462.0 million, up 13% from $409.2 million reported last year. The $19.0 million provision for credit losses was $13.0 million higher than the $6.0 million required in the first nine months of 1999. Net loan charge-offs on an annualized basis, as a percentage of average loans were .10% for the nine-month period. Noninterest expenses were up 24% and totaled $1.0 billion compared to $814.2 million a year ago.

BALANCE SHEET

Total assets at September 30, 2000 were $34.8 billion and averaged $34.5 billion for the third quarter, up 11% from last year's average of $31.1 billion. Due to continued strong credit demand, loans and leases grew to $17.7 billion at Sept 30, 2000, and averaged $16.8 billion for the quarter. This compares with $15.0 billion in total loans and leases at September 30, 1999 and $14.6 billion on average for the third quarter of last year. Securities totaled $10.0 billion at September 30, 2000 and averaged $10.8 billion for the third quarter, compared to $9.5 billion at September 30, 1999 and $8.9 billion on average in the third quarter of 1999. The increase was primarily in short-term federal agency securities. Money market assets totaled $3.3 billion at September 30, 2000 and averaged $3.7 billion in the third quarter.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust’s ongoing stock buyback program, common stockholders' equity increased to $2.24 billion at September 30, 2000 and averaged $2.19 billion for the quarter, up 12% from the $1.96 billion average in last year’s third quarter. Total stockholders' equity averaged $2.31 billion compared with $2.08 billion in the third quarter of 1999.

During the quarter, the Corporation acquired a total of 876,201 shares at a cost of $70.7 million. An additional 7.4 million shares may be purchased after September 30, 2000 under the current stock buyback program.

Northern Trust's risk-based capital ratios remained strong at 9.4% for tier 1 capital and 12.5% for total capital at September 30, 2000. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 6.9% at September 30, 2000, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at September 30, 2000 were 8.4% for tier 1 capital, 11.5% for total capital and 6.2% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 10.0% or higher for tier 1 capital, 11.0% for total risk-based capital, and 6.5% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at September 30, 2000 totaled $78.8 million, compared with $55.4 million at June 30, 2000 and $60.6 million at December 31, 1999. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $76.8 million, or .46% of total domestic loans and leases at September 30, 2000. At June 30, 2000 and December 31, 1999, domestic nonaccrual loans and leases totaled $54.4 million and $59.3 million, respectively. The increase from June 30 essentially reflects the impact of one commercial loan to a company that filed for Chapter 11 reorganization in early October.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

(In Millions)	September 30, 2000	June 30, 2000	December 31, 1999	September 30, 1999

Nonaccrual Loans
Domestic
Residential Real Estate	$3.7	$4.8	$6.4	$5.3
Commercial	70.6	47.1	50.3	21.2
Commercial Real Estate	2.0	2.0	1.9	1.7
Personal	.5	.5	.7	.7

Total Domestic	76.8	54.4	59.3	28.9
International	—	—	—	—

Total Nonaccrual Loans	76.8	54.4	59.3	28.9
Other Real Estate Owned	2.0	1.0	1.3	1.4

Total Nonperforming Assets	$78.8	$55.4	$60.6	$30.3

Total 90 Day Past Due Loans (still accruing)	$31.8	$25.5	$15.4	$21.9

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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the nine months ended September 30, 2000 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the inherent reserve at September 30, 2000, June 30, 2000, December 31, 1999, and September 30, 1999.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES

	September 30, 2000		June 30, 2000		December 31, 1999		September 30, 1999

($ in millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans

Specific Reserves	$18.4	—%	$18.6	—%	$15.0	—%	$9.9	—%

Inherent Reserves
Residential Real Estate	8.7	37	10.1	38	11.5	41	12.5	41
Commercial	80.5	29	79.8	31	73.2	31	67.2	31
Commercial Real Estate	13.4	5	12.8	5	12.2	5	11.7	5
Personal	4.1	13	3.4	11	3.3	11	3.4	10
Other	—	6	—	6	—	4	—	5
Lease Financing	2.9	5	2.9	4	2.9	4	2.9	4
International	3.1	5	4.2	5	3.5	4	3.6	4
Unallocated	26.9	—	27.5	—	29.3	—	33.7	—

Total Inherent Reserve	$139.6	100%	$140.7	100%	$135.9	100%	$135.0	100%

Total Reserve	$158.0	100%	$159.3	100%	$150.9	100%	$144.9	100%

Specific Reserve. At September 30, 2000, the specific component of the reserve stood at $18.4 million, compared to $18.6 million at June 30, 2000. The modest reduction in the specific component of the reserve during the quarter reflects management's opinion that there has been little change in the loss estimated on the loans classified as impaired.

Allocated Inherent Reserve. The allocated inherent portion of the reserve declined from June 30, 2000 by a net $500,000 during the third quarter to $112.7 million at September 30, 2000. The change in this component of the reserve primarily reflects the net impact of two factors. First, the credit ratings on several commercial loans were lowered during the quarter. Management does not believe that the credit rating adjustments for these loans represent a significant change in the overall quality of the loan portfolio. Second, during the quarter, management completed its periodic review of all loss factors utilized in estimating the inherent loss in the portfolio. As a result of this review, the loss factors for certain credit rating categories for commercial credits were reduced. The loss factor adjustments reflected management’s assessment of the credit risk inherent for these categories and historical loss experience.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $26.9 million, a decrease of $600,000 from June 30, 2000, reflecting management’s judgement that there has been little change in the factors affecting this component of the reserve.

Other Factors. During the quarter ended September 30, 2000, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At the time reserve determinations were made, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators), was $160 million compared to $81 million at June 30, 2000, primarily reflecting rating changes on certain loans. After the increase, these loans represent .9% of outstanding loans.

Total Reserve. Management’s evaluation of the factors above resulted in a total reserve for credit losses of $158.0 million at September 30, 2000 compared to $159.3 million at June 30, 2000. The reserve as a percentage of total loans declined to .89% at September 30, 2000 from .92% at June 30, 2000.

Provision. The provision for credit losses of $5.0 million for the third quarter of 2000 compares to $.5 million in the prior year quarter. The provision for credit losses was affected by the factors described above and the rapid deterioration of one commercial loan which resulted in a charge-off of $5.9 million.

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

Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets

Regulatory developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

Changes in the nature of Northern Trust’s competition resulting from industry consolidation, enactment of the Gramm-Leach-Bliley Act of 1999, and other regulatory developments or other factors, as well as actions taken by particular competitors.

Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

Northern Trust's ability to continue to generate superior investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients' needs.

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

Some of these uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 1999 Annual Report to Stockholders (pp. 35-44) and in the sections of “Item 1 – Business” of the 1999 Annual Report on Form 10-K captioned “Government Policies”, “ Competition” and “Regulation and Supervision” (pp. 6-12). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION
WITH ANALYSIS OF NET INTEREST INCOME

	Third Quarter
(Interest and rate on a taxable equivalent basis)	2000			1999

($ in Millions)	Interest	Volume	Rate	Interest	Volume	Rate

Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$7.9	$476.9	6.63%	$11.7	$895.4	5.18%
Time Deposits with Banks	46.8	3,220.8	5.77	40.3	3,727.9	4.29
Other Interest-Bearing	.4	14.6	9.67	.3	26.1	4.13

Total Money Market Assets	55.1	3,712.3	5.90	52.3	4,649.4	4.46

Securities
U.S. Government	3.7	234.0	6.32	3.5	271.6	5.16
Obligations of States and Political Subdivisions	9.5	473.5	8.06	10.3	489.9	8.36
Federal Agency	167.5	9,680.7	6.89	105.5	7,804.8	5.36
Other	8.6	441.6	7.72	5.6	331.0	6.75
Trading Account	.3	12.0	7.81	.2	10.2	6.51

Total Securities	189.6	10,841.8	6.96	125.1	8,907.5	5.57

Loans and Leases	300.9	16,825.3	7.12	237.5	14,620.5	6.45

Total Earning Assets	$545.6	31,379.4	6.92%	$414.9	28,177.4	5.84%

Reserve for Credit Losses	—	(158.6)	—	—	(148.4)	—
Cash and Due from Banks	—	1,257.8	—	—	1,386.6	—
Other Assets	—	1,996.6	—	—	1,679.2	—

Total Assets	—	$34,475.2	—	—	$31,094.8	—

Average Source of Funds
Deposits
Savings and Money Market	$53.7	$5,099.4	4.19%	$39.7	$4,877.0	3.23%
Savings Certificates	34.4	2,266.7	6.03	28.6	2,152.4	5.28
Other Time	19.0	1,197.3	6.33	7.1	566.5	4.92
Foreign Offices Time	110.7	7,715.3	5.71	72.1	6,848.9	4.18

Total Deposits	217.8	16,278.7	5.32	147.5	14,444.8	4.05
Federal Funds Purchased	42.0	2,534.1	6.59	43.0	3,327.9	5.12
Securities Sold Under Agreements to Repurchase	22.6	1,392.3	6.46	33.9	2,655.4	5.07
Commercial Paper	2.3	136.1	6.66	1.8	138.8	5.17
Other Borrowings	79.1	4,820.5	6.53	28.7	2,235.8	5.09
Senior Notes	8.6	500.0	6.86	6.5	498.4	5.27
Long-Term Debt	11.2	638.3	7.03	10.5	602.3	6.96
Debt - Floating Rate Capital Securities	4.9	267.6	7.23	4.1	267.5	5.90

Total Interest-Related Funds	388.5	26,567.6	5.82	276.0	24,170.9	4.53

Interest Rate Spread	—	—	1.10%	—	—	1.31%
Noninterest-Related Funds	—	4,388.0	—	—	3,971.7	—
Other Liabilities	—	1,209.0	—	—	873.4	—
Stockholders’ Equity	—	2,310.6	—	—	2,078.8	—

Total Liabilities and Stockholders’ Equity	—	$34,475.2	—	—	$31,094.8	—

Net Interest Income/Margin	$157.1	—	1.99%	$138.9	—	1.95%

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Third Quarter 2000/99			Nine Months 2000/99
	Change Due To			Change Due To
(In Millions)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets	$59.0	$71.7	$130.7	$164.1	$168.7	$332.8
Interest-Related Funds	36.6	75.9	112.5	99.4	180.6	280.0

Net Interest Income	$22.4	$(4.2)	$18.2	$64.7	$(11.9)	$52.8

			NORTHERN TRUST CORPORATION

Nine Months
2000			1999
Interest	Volume	Rate	Interest	Volume	Rate
$32.6	$701.4	6.21%	$37.2	$1,000.7	4.97%
138.8	3,471.5	5.34	114.0	3,370.8	4.52
1.9	33.4	7.42	2.0	56.2	4.79

173.3	4,206.3	5.50	153.2	4,427.7	4.63

10.7	239.7	5.96	12.0	296.7	5.40
29.4	480.7	8.17	30.3	501.2	8.07
419.5	8,534.3	6.57	274.0	7,070.4	5.18
23.8	415.7	7.64	14.9	300.9	6.63
.7	12.0	7.66	.6	12.3	6.80

484.1	9,682.4	6.68	331.8	8,181.5	5.42

848.6	16,261.3	6.97	688.2	14,325.6	6.42

$1,506.0	$30,150.0	6.67%	$1,173.2	$26,934.8	5.82%

—	(155.7)	—	—	(148.7)	—
—	1,402.6	—	—	1,371.2	—
—	1,961.6	—	—	1,715.4	—

—	$33,358.5	—	—	$29,872.7	—

$149.4	$5,170.9	3.86%	$111.4	$4,754.8	3.13%
97.3	2,245.6	5.79	86.3	2,167.4	5.33
47.5	1,042.6	6.09	22.5	614.4	4.89
312.4	7,841.6	5.32	196.4	6,233.9	4.21

606.6	16,300.7	4.97	416.6	13,770.5	4.04
107.4	2,302.5	6.23	123.1	3,365.9	4.89
62.5	1,370.9	6.09	81.0	2,230.8	4.86
6.5	137.1	6.33	5.2	139.0	5.00
187.2	3,988.6	6.27	76.5	2,099.9	4.87
25.8	504.0	6.81	23.5	627.7	5.00
33.8	640.5	7.03	26.4	506.9	6.95
14.2	267.6	7.02	11.7	267.5	5.75

1,044.0	25,511.9	5.47	764.0	23,008.2	4.44

—	—	1.20%	—	—	1.38%
—	4,473.7	—	—	3,985.9	—
—	1,115.8	—	—	850.6	—
—	2,257.1	—	—	2,028.0	—

—	$33,358.5	—	—	$29,872.7	—

$462.0	—	2.05%	$409.2	—	2.03%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 24 of this document.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	(4)	Instruments Defining Rights of Security Holders:

		(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate).

		(ii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate).

	(10)	Material Contracts:

		(i)	Amendment effective July 1, 2000 to the Northern Trust Employee Stock Ownership Plan Extending Participation in the Plan to Certain Employees.

		(ii)	Eleventh Amendment dated August 1, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

		(iii)	Twelfth Amendment dated August 28, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

(b)	Reports on Form 8-K

In a report on Form 8-K filed July 17, 2000, Northern Trust Corporation incorporated in Item 5 its July 17, 2000 press release, reporting on its earnings for the second quarter of 2000. The press release, with summary financial information, was filed pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	November 9, 2000	By:	/s/ Perry R. Pero Perry R. Pero Vice Chairman and Chief Financial Officer

Date:	November 9, 2000	By:	/s/ Harry W. Short Harry W. Short Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed herewith:

Exhibit Number	Description

(4)	Instruments Defining Rights of Security Holders:

	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate).

	(ii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate).

(10)	Material Contracts:

	(i)	Amendment effective July 1, 2000 to the Northern Trust Employee Stock Ownership Plan Extending Participation in the Plan to Certain Employees.

	(ii)	Eleventh Amendment dated August 1, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.

	(iii)	Twelfth Amendment dated August 28, 2000 to Lease dated August 27, 1985 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant), as amended.