Form 10-K
period 2000-12-31
NORTHERN TRUST CORP
filed 2001-03-16
CIK 73124

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-K

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal  year ended December 31, 2000

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ___________ to __________

                          Commission File No. 0-5965

                          NORTHERN TRUST CORPORATION
            (Exact name of registrant as specified in its charter)

                     Delaware                             36-2723087
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification No.)
             50 South La Salle Street
                Chicago, Illinois                           60675
     (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (312)  630-6000
                           ------------------------
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.66 2/3 Par Value
                           ------------------------
                        Preferred Stock Purchase Rights
                           ------------------------
   Floating Rate Capital Securities, Series A of NTC Capital I, and Series B
                               of NTC Capital II
            Fully and Unconditionally Guaranteed by the Registrant
                           -------------------------
                 Floating Rate Junior Subordinated Debentures,
                    Series A and Series B of the Registrant
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At February 12, 2001, 226,346,774 shares of Common Stock, $1.66 2/3 par value, were outstanding, and the aggregate market value of the Common Stock (based upon the last sale price of the common stock at February 12, 2001, as reported by The Nasdaq Stock Market) held by non-affiliates was approximately $15,311,911,064. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

    Portions of the following documents are incorporated by reference:

    Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 -
    Part I and Part II

    2001 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 2001 - Part III

================================================================================

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

--------------------------------------------------------------------------------

                          Northern Trust Corporation

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                               TABLE OF CONTENTS

                                                                                                             Page
PART I
Item 1   Business.........................................................................................     4
         Supplemental Item-Executive Officers of the Registrant...........................................    24
Item 2   Properties.......................................................................................    25
Item 3   Legal Proceedings................................................................................    26
Item 4   Submission of Matters to a Vote of Security Holders..............................................    26

PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters............................    27
Item 6   Selected Financial Data..........................................................................    27
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations............    27
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.......................................    27
Item 8   Financial Statements and Supplementary Data......................................................    27
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    27

PART III
Item 10  Directors and Executive Officers of the Registrant...............................................    28
Item 11  Executive Compensation...........................................................................    28
Item 12  Security Ownership of Certain Beneficial Owners and Management...................................    28
Item 13  Certain Relationships and Related Transactions...................................................    28

PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................    29

Signatures................................................................................................    31

Exhibit Index.............................................................................................    32

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART I
Item 1-Business

                          NORTHERN TRUST CORPORATION

  Northern Trust Corporation (Corporation) was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation's principal subsidiary. The Corporation also owns national or state bank subsidiaries in Arizona, California, Colorado, Florida and Texas, a federal savings bank with offices in Michigan, Missouri, Nevada, Ohio, Washington and Wisconsin, a trust company in New York and various other nonbank subsidiaries, including an investment management company, a securities brokerage firm, an international investment consulting firm and a retirement services company. The Corporation expects that, although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries.

  At December 31, 2000, Northern Trust had consolidated total assets of approximately $36.0 billion and stockholders' equity of approximately $2.5 billion, and was the second largest bank holding company headquartered in Illinois and the 25th largest in the United States.

                          THE NORTHERN TRUST COMPANY

  The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Currently in its 112th year, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 2000, the Bank had consolidated assets of approximately $29.7 billion and common equity capital of approximately $1.8 billion. At September 30, 2000, the Bank was the third largest bank in Illinois and the 36th largest in the United States, based on consolidated total assets of approximately $28.9 billion on that date.

  The Bank currently has 19 banking offices in the Chicago area and the following active wholly-owned subsidiaries. Northern Trust Investments, Inc., formerly a direct subsidiary of the Corporation, became a subsidiary of the Bank in January 2001. It provides investment management services and products to domestic and international institutional clients. Norlease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. NT Mortgage Holdings LLC, a real estate investment trust, holds a 100% participation in a significant portion of the Bank's residential mortgage portfolio, and its parent, NTG Services LLC, conducts market and other studies for the Bank's global businesses. Nortrust Nominees Limited, located in London, is a U.K. trust corporation organized to hold U.K. real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities.

  Also a subsidiary of the Bank, The Northern Trust International Banking Corporation in New York is an Edge Act corporation organized for the purpose of conducting international business. Its business is conducted through the following subsidiaries. Northern Trust (Ireland) Limited, through its three principal subsidiaries, provides trust, custody, fund administration, fund accounting and shareholder registration services to international fund sponsors offering offshore investment funds. Northern Trust Global Investments (Europe) Limited provides investment management services to institutional clients in the United Kingdom and continental Europe. The Northern Trust Company of Hong Kong Limited provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited facilitates the issuance and processing of commercial letters of credit in Hong Kong. Northern Trust Fund Managers (Ireland) Limited facilitates the offering of off-shore collective investment products to institutional clients.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                 OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

  The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., headquartered in Miami, at December 31, 2000 had 25 offices located throughout Florida and consolidated total assets of approximately $4.1 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank of Arizona N.A., is headquartered in Phoenix and at December 31, 2000 had consolidated total assets of approximately $844 million and served clients from nine office locations in Arizona. The Corporation's Texas banking subsidiary, Northern Trust Bank of Texas N.A., headquartered in Dallas, had eight office locations and consolidated total assets of approximately $761 million at December 31, 2000. The Corporation's California banking subsidiary, Northern Trust Bank of California N.A., is headquartered in Santa Barbara. At December 31, 2000, it had 11 office locations and consolidated total assets of approximately $1.1 billion. The Corporation's Colorado banking subsidiary, Northern Trust Bank of Colorado, was acquired in 1998. Its one location is in Denver and, at December 31, 2000, it had consolidated total assets of approximately $80 million. The Corporation's Federal Savings Bank subsidiary, Northern Trust Bank, FSB, commenced operations in 1998. It currently has branch offices in Michigan, Washington and Wisconsin and trust offices in Missouri, Nevada and Ohio. At December 31, 2000, Northern Trust Bank, FSB had consolidated total assets of approximately $85 million.

  The Corporation has several nonbank subsidiaries. Among them is Northern Trust Securities, Inc., which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Retirement Consulting, L.L.C. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Global Advisors, Inc. in Stamford, Connecticut is an international provider of institutional investment management services and is the parent of The Northern Trust Company of Connecticut. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to clients residing outside of the United States.

                             INTERNAL ORGANIZATION

  Northern Trust, under Chairman and Chief Executive Officer William A. Osborn, organizes client services around two principal business units: Corporate and Institutional Services and Personal Financial Services. Two other business units provide services to the two principal business units: Northern Trust Global Investments, which provides investment management products, and Worldwide Operations and Technology, which provides trust and banking operations and systems activities. The presidents of all four business units report to President and Chief Operating Officer Barry G. Hastings. A Risk Management unit, which focuses on financial and risk management, reports directly to Mr. Osborn.

  The following is a brief summary of each unit's business activities.

Corporate and Institutional Services (C&IS)

  Headed by Peter L. Rossiter, President - Corporate and Institutional Services, C&IS provides trust, commercial banking and treasury management services to corporate and institutional clients. Trust activities encompass custody services for owners of securities in the United States and foreign markets, as well as securities lending, asset management services and actuarial and recordkeeping services for retirement plans. Services with respect to securities traded in foreign markets are provided primarily through the Bank's London Branch. Related foreign exchange services are rendered at the London and Singapore Branches as well as in Chicago. As measured by assets administered and by number of clients, Northern Trust is a leading provider of Master Trust and Master Custody services to three targeted markets: retirement plans, institutional clients and international clients. Master Trust and Custody includes a full range of state-of-the-art capabilities including: worldwide custody settlement and reporting, cash management, a wide range of investment products, securities lending, and performance analysis services. In addition to Master Trust and Master Custody, C&IS offers a comprehensive array of retirement consulting and recordkeeping services through Northern Trust Retirement Consulting, L.L.C. At December 31, 2000, total assets under administration, excluding personal trust assets, were $1.5 trillion, of which $240 billion

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

were managed. The Northern Trust Company of New York, The Northern Trust Company, Canada, Norlease, Inc., and The Northern Trust International Banking Corporation are also included in C&IS.

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

Personal Financial Services (PFS)

  Headed by Mark Stevens, President - Personal Financial Services, PFS encompasses personal trust and investment management services, estate administration, banking and residential real estate mortgage lending. PFS services are delivered through the Bank in Illinois and also through a network of national or state bank subsidiaries located in Arizona, California, Colorado, Florida and Texas, and a federal savings bank subsidiary with branch offices in Michigan, Washington and Wisconsin and trust offices in Missouri, Nevada and Ohio. PFS is one of the largest bank managers of personal trust assets in the United States, with $98 billion in assets under management and $169 billion in assets under administration at December 31, 2000.

  The PFS strategy is to focus on small/mid-size businesses, owners and executives, retirees and high net worth individuals in each banking subsidiary's target market. The financial needs of families with assets exceeding $100 million are served through its Wealth Management Group internationally.
Northern Trust Securities, Inc. is also a part of PFS.

Northern Trust Global Investments (NTGI)

  Headed by Stephen B. Timbers, President - Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides investment management services and products to clients of C&IS, PFS and NTGI itself. NTGI's activities include equity and fixed income research and portfolio management. NTGI also provides investment advisory and related services to two families of proprietary mutual funds: the Northern Institutional Funds, which are directed at corporate and institutional investors, and the Northern Funds, which are directed at individual and personal trust investors. Northern Trust Investments, Inc., which includes two operating divisions, Northern Trust Quantitative Advisors and Northern Trust Value Investors, is included in NTGI, as is Northern Trust Global Advisors, Inc.

Worldwide Operations and Technology (WWOT)

  Headed by James J. Mitchell, President - Worldwide Operations and Technology, WWOT supports all of Northern Trust's business activities, including the sales, relationship management, transaction processing and product management activities of C&IS, PFS and NTGI. These activities are conducted principally in the operations and technology centers in Chicago and London. The Northern Trust Company of New York is also part of this unit.

Risk Management

  The Risk Management Unit, headed by Vice Chairman and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described in the sections of the Annual Report to Shareholders for the year ended December 31, 2000 referenced on page 39. The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

  The Risk Management Unit also includes the Corporate Controller, Corporate Treasurer, Investor Relations and Economic Research functions.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                  COMPETITION

  Northern Trust's principal business strategy is to provide quality financial services to targeted markets in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a select group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected markets with good growth characteristics and providing a high level of individualized service to its clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to operate with a strong management team that includes senior officers having broad experience and long tenure.

  Active competition exists in all principal areas in which Northern Trust presently engages in business. C&IS is a leading provider of Master Trust and Custody Services. The primary providers in this market, in addition to Northern Trust, are State Street Corporation, The Bank of New York Company, Inc., Mellon Financial Corporation, J. P. Morgan Chase & Co., Deutsche Bank A.G. and Citigroup Inc. In providing commercial banking and treasury management services, Northern Trust competes with domestic and foreign banks. Within the middle market segment, Northern Trust's competitors are primarily the other Chicago banks, including Bank One Corporation, LaSalle Bank N.A., and Harris Bankcorp, Inc. Credit services, especially those provided to Fortune 500 companies, face increased competition due to the general trend for corporations to rely more upon direct access to the credit and capital markets (such as through the direct issuance of commercial paper) and less upon traditional financial intermediaries such as commercial banks.

  PFS competition is specific to each geographic market but typically consists of local banks and trust companies, brokerage firms, mutual fund firms and asset management companies. In the Chicago area Northern Trust has the leading share of the personal trust market, and in Florida Northern Trust is the second largest provider of personal trust services. U.S. Trust Corporation, a banking organization with a strategy similar to that of PFS which was acquired by the Charles Schwab Corporation in 2000, competes with PFS in certain markets.

                          REGULATION AND SUPERVISION
Bank Holding Company Act

  The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the BHCA), and to regulation by the Board of Governors of the Federal Reserve System. The BHCA limits the activities which may be engaged in by the Corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, under section 106 of the 1970

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

amendments to the BHCA and subject to certain exceptions, subsidiary banks are prohibited from engaging in certain tie-in arrangements with nonbanking affiliates in connection with any extension of credit or provision of any property or services.

  The BHCA also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Board of Governors.

Gramm-Leach-Bliley Act

  On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the GLB Act). The GLB Act significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing certain legal barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to consumer information. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

  The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the BHCA to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. The Corporation's banking subsidiaries currently meet these requirements.

  A significant component of the functional regulation provided in the GLB Act relates to the application of federal securities laws and SEC oversight of bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments in May 2001, banks will be able to conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions will, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The GLB Act also amends, effective May 2001, the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds.

  The Corporation has completed its evaluation of the effects of the GLB Act on its activities. The Bank and the Corporation's other banking subsidiaries have also evaluated their securities activities, particularly fiduciary activities, in light of the amendments to the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 discussed above, to determine what, if any, additional registrations may be required and whether certain activities currently engaged in by any of the banks should instead be conducted by a nonbanking affiliate. As a consequence of the GLB Act, the investment adviser for the Corporation's proprietary mutual funds must be a registered investment adviser, and a number of the Corporation's employees engaging in securities brokerage activities who were not previously registered must become registered. These actions have been, or are being, taken. The Corporation has not elected to become a financial holding company and would expect to do so if and when it proposes to conduct, outside a financial subsidiary, one of the activities specifically authorized for financial

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

holding companies by the GLB Act. The Corporation does expect that the affiliations and activities permitted financial services organizations will over time change the nature of its competition, but it is not possible to predict the full nature and effect of the changes that may occur.

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

  The national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Office of the Comptroller of the Currency. Northern Trust Bank, FSB is a Federal Savings Bank which is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC. Northern Trust Bank of Colorado, a state chartered institution that also is not a member of the Federal Reserve System, is regulated by the FDIC and the Colorado Division of Banking.

  The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Trust Securities, Inc. is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both these bodies. Northern Trust Retirement Consulting, L.L.C., Northern Trust Global Advisors, Inc., Northern Trust Investments, Inc., and Northern Trust Bank, FSB are each registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and are subject to that Act and the rules and regulations of the Commission promulgated thereunder. In addition, Northern Trust Investments, Inc. is subject to regulation by the Illinois Office of Banks and Real Estate, and Northern Trust Retirement Consulting, L.L.C. is registered as a transfer agent with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and is subject to that Act and the rules and regulations of the Commission promulgated thereunder. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are subject to regulation by the Securities

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

and Exchange Commission under the Investment Company Act. The Bank also acts as investment adviser of an investment company which is subject to regulation by the Central Bank of Ireland under the Companies Act, 1990. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

  The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities. Information regarding these restrictions, and dividend restrictions on banking subsidiaries, is incorporated herein by reference to Note 14 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 63 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

Capital Regulation

  Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2001 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2001 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2001 debt service assessment was .0196%.

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

  In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2000, the Federal Reserve had not advised the Corporation of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2000, the Corporation had a Tangible Tier 1 Leverage Ratio of 6.9%.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

  Under FDICIA, the federal banking regulators must take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under current regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio (Tier 1 capital to quarterly average total assets) of at least 5%, a Total Capital Ratio (qualifying total capital to risk-weighted assets, including certain off-balance sheet items) of at least 10% and a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements--that is, if it has a Leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated in the top category in its most recent report of examination), a Total Capital Ratio of 8% or greater and a Tier 1 Capital Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below that measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in the category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, liquidity or sensitivity to market risk that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

  At December 31, 2000, the Bank and each of the Corporation's other subsidiary banks met or exceeded the minimum regulatory ratios that are among the conditions for them to be considered well capitalized. For further discussion of regulatory capital requirements and information about the capital position of the Corporation and the Bank, see pages 46 and 47 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 28, titled "Regulatory Capital Requirements" on page 75 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                     STAFF

  Northern Trust employed 9,466 full-time equivalent officers and staff members as of December 31, 2000, approximately 6,800 of whom were employed by the Bank.

--------------------------------------------------------------------------------

                            STATISTICAL DISCLOSURES

     The following statistical disclosures, included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

                                                                                        2000
                                                                                    Annual Report
Schedule                                                                               Page(s)
-------------------------------------------------------------------------------     -------------
Ratios.........................................................................          27
Foreign Outstandings...........................................................          41
Nonperforming Assets and 90 Day Past Due Loans.................................         41-42
Average Statement of Condition with Analysis of Net Interest Income............         80-81
-------------------------------------------------------------------------------     -------------
=================================================================================================

     Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

                                                                       December 31, 2000
                                    -----------------------------------------------------------------------------------------
                                        One Year or Less   One to Five Years   Five to Ten Years   Over Ten Years     Average
                                        -----------------  ------------------  ------------------  ---------------
($ in Millions)                            Book   Yield       Book   Yield        Book   Yield        Book  Yield     Maturity
-------------------------------------  -------- -------     ------  ------      ------  ------      ------  -----    ---------
Securities Held to Maturity
   U.S. Government                     $   55.0   6.64%     $    -       - %    $    -       - %    $    -      - %     4 mos.
   Obligations of States and
      Political Subdivisions               16.6   9.71        79.4   10.29       143.2    8.12       196.5   7.52     108 mos.
   Federal Agency                           1.0   7.32         2.2    7.13         1.1    6.76         1.2   5.62      69 mos.
   Other-Fixed                             10.8   7.84        41.5    8.10        51.1    8.34        30.8   6.37      86 mos.
        -Floating                             -      -         2.2    7.49          .7    7.21       145.1   7.49     119 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------
Total Securities Held to Maturity      $   83.4   8.32%     $125.3    9.46%     $196.1    8.17%     $373.6   7.41%     99 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------

Securities Available for Sale
   U.S. Government                     $  173.6   6.64%     $  1.0    6.88%     $    -       - %    $    -      - %     7 mos.
   Obligations of States and
      Political Subdivisions                  -      -           -       -          .2    7.13        15.5   6.49     129 mos.
   Federal Agency                       6,158.6   6.85        11.7    7.03         1.7    7.03          .1   6.86       5 mos.
   Other-Fixed                               .1   2.63           -       -           -       -          .1      -      82 mos.
        -Floating                          17.9   7.20          .3    7.16         5.9    7.53        91.1   7.15     101 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------
Total Securities Available for Sale    $6,350.2   6.85%     $ 13.0    7.02%     $  7.8    7.41%     $106.8   7.05%      7 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------
                                                                       December 31, 1999
                                    ------------------------------------------------------------------------------------------
                                      One Year or Less   One to Five Years   Five to Ten Years     Over Ten Years     Average
                                      -----------------  ------------------  ------------------    ---------------
($ in Millions)                            Book  Yield        Book   Yield        Book   Yield        Book  Yield     Maturity
-------------------------------------    ------ ------      ------  ------      ------  ------      ------ ------  ------------
Securities Held to Maturity
   U.S. Government                     $   55.1   6.60%     $    -       - %    $    -       - %    $    -      - %     6 mos.
   Obligations of States and
      Political Subdivisions               41.0  11.19        79.7   10.26       103.1    8.66       252.2   7.55     110 mos.
   Federal Agency                             -      -          .2    3.50          .2    3.50          .5   3.50     133 mos.
   Other-Fixed                             12.3   6.71        30.9    8.16        35.8    8.29        30.3   7.01      78 mos.
        -Floating                            .3   8.00         1.8    6.72          .6    6.62       108.7   6.45     118 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------
Total Securities Held to Maturity      $  108.7   8.35%     $112.6    9.61%     $139.7     8.55%    $391.7   7.20%     99 mos.
-------------------------------------  --------  -----      ------   -----      ------    ----      ------   ----     --------

Securities Available for Sale
   U.S. Government                     $  191.5   5.67%     $   .5    5.83%  $       -      - %     $    -      - %     7 mos.
   Obligations of States and
      Political Subdivisions                  -      -           -       -           -       -        15.3   6.48     141 mos.
   Federal Agency                       4,918.8   6.05       180.3    6.09         5.4    6.76         1.1   6.45       7 mos.
   Other-Fixed                               .2   5.08           -       -           -       -           -      -      45 mos.
        -Floating                          58.5   5.43        10.9    7.74         6.1    6.81        91.4   6.55      74 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------
Total Securities Available for Sale    $5,169.0   6.03%     $191.7    6.18%     $ 11.5    6.79%     $107.8   6.53%     10 mos.
-------------------------------------  --------   ----      ------   -----      ------    ----      ------   ----     --------

===============================================================================

===============================================================================

Securities Held to Maturity and Available for Sale

                                                                                           December 31
                                                                  ---------------------------------------------------------
(In Millions)                                                              2000       1999       1998       1997       1996
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Securities Held to Maturity
   U.S. Government                                                    $    55.0  $    55.1  $    55.3  $    72.0  $    73.4
   Obligations of States and Political Subdivisions                       435.7      476.0      261.8      276.7      315.9
   Federal Agency                                                           5.5         .9        3.0       14.3       18.2
   Other                                                                  282.2      220.7      152.4       93.1       90.9
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Total Securities Held to Maturity                                     $   778.4  $   752.7  $   472.5  $   456.1  $   498.4
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Securities Available for Sale
   U.S. Government                                                    $   174.6  $   192.0  $   260.0  $   470.0  $   906.7
   Obligations of States and Political Subdivisions                        15.7       15.3      266.1      130.2      117.0
   Federal Agency                                                       6,172.1    5,105.6    4,695.4    2,969.8    3,096.9
   Other                                                                  115.4      167.1      153.7      163.3      191.1
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------

Total Securities Available for Sale                                   $ 6,477.8  $ 5,480.0  $ 5,375.2  $ 3,733.3  $ 4,311.7
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------

Average Total Securities                                              $ 9,687.0  $ 7,956.4  $ 7,470.8  $ 6,374.2  $ 6,363.8
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Total Securities at Year-End                                          $ 7,269.6  $ 6,243.7  $ 5,856.8  $ 4,198.2  $ 4,814.9
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------

===============================================================================


Loans and Leases by Type

                                                                                           December 31
                                                                  ---------------------------------------------------------
(In Millions)                                                              2000       1999       1998       1997       1996
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Domestic
   Residential Real Estate                                            $ 6,822.8  $ 6,257.7  $ 5,885.2  $ 5,186.7  $ 4,557.5
   Commercial                                                           4,796.8    4,704.1    3,937.9    3,734.8    3,161.4
   Broker                                                                 126.4       88.8      147.6      170.1      389.1
   Commercial Real Estate                                                 911.0      780.4      677.1      582.1      557.7
   Personal                                                             2,289.3    1,659.9    1,463.4    1,207.2      989.8
   Other                                                                1,207.1      566.5      509.6      890.1      632.1
   Lease Financing                                                      1,034.4      691.5      528.3      347.0      267.8
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Total Domestic                                                         17,187.8   14,748.9   13,149.1   12,118.0   10,555.4
International                                                             956.8      625.6      497.8      470.2      382.0
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------

Total Loans and Leases                                                $18,144.6  $15,374.5  $13,646.9  $12,588.2  $10,937.4
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------
Average Loans and Leases                                              $16,548.6  $14,547.8  $13,315.0  $11,812.9  $10,332.1
---------------------------------------------------------------       ---------  ---------  ---------  ---------  ---------

===============================================================================

Remaining Maturity of Selected Loans and Leases

                                                                                   December 31, 2000
                                                                  -----------------------------------------------
                                                                                 One Year     One to    Over Five
(In Millions)                                                           Total     or Less   Five Years    Years
---------------------------------------------------------------        --------  ---------  ----------  ---------
Domestic (Excluding Residential Real Estate and Personal Loans)
   Commercial                                                          $4,796.8   $3,739.9    $  772.4   $  284.5
   Commercial Real Estate                                                 911.0      248.8       427.9      234.3
   Other                                                                1,333.5    1,310.4        13.6        9.5
   Lease Financing                                                      1,034.4       46.8       187.9      799.7
---------------------------------------------------------------       ---------  ---------  ----------  ---------
Total Domestic                                                          8,075.7    5,345.9     1,401.8    1,328.0
International                                                             956.8      702.6       252.9        1.3
---------------------------------------------------------------       ---------  ---------  ----------  ---------
Total Selected Loans and Leases                                        $9,032.5   $6,048.5    $1,654.7   $1,329.3
---------------------------------------------------------------       ---------  ---------  ----------  ---------
Interest Rate Sensitivity of Loans and Leases
   Fixed Rate                                                          $7,494.5   $5,136.3    $1,198.9   $1,159.3
   Variable Rate                                                        1,538.0      912.2       455.8      170.0
---------------------------------------------------------------       ---------  ---------  ----------  ---------
Total                                                                  $9,032.5   $6,048.5    $1,654.7   $1,329.3
---------------------------------------------------------------       ---------  ---------  ----------  ---------

===============================================================================

Average Deposits by Type

(In Millions)                                                             2000       1999       1998       1997       1996
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Domestic Offices
   Demand and Noninterest-Bearing
      Individuals, Partnerships and Corporations                     $ 2,055.2  $ 1,980.7  $ 1,765.6  $ 1,754.6  $ 1,801.8
      Correspondent Banks                                                 44.4       68.0       87.2       92.8      115.2
      Other                                                            1,870.6    1,606.7    1,375.2    1,116.5      815.9
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
      Total                                                            3,970.2    3,655.4    3,228.0    2,963.9    2,732.9
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
   Time
      Savings and Money Market                                         5,203.9    4,845.3    4,263.3    3,895.4    3,620.7
      Savings Certificates less than $100,000                            918.3    1,022.7    1,085.0    1,076.5    1,169.6
      Savings Certificates $100,000 and more                           1,345.0    1,168.3    1,059.5      959.3      892.8
      Other                                                              964.6      650.5      571.8      717.3      549.2
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
      Total                                                            8,431.8    7,686.8    6,979.6    6,648.5    6,232.3
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Total Domestic Offices                                                12,402.0   11,342.2   10,207.6    9,612.4    8,965.2
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Foreign Offices
   Demand                                                                580.4      430.6      503.8      486.4      347.8
   Time                                                                8,064.5    6,592.1    5,781.7    4,971.2    3,826.2
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Total Foreign Offices                                                  8,644.9    7,022.7    6,285.5    5,457.6    4,174.0
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Total Deposits                                                       $21,046.9  $18,364.9  $16,493.1  $15,070.0  $13,139.2
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
==========================================================================================================================

Average Rates Paid on Time Deposits by Type

                                                                          2000       1999       1998       1997       1996
---------------------------------------------------------------           ----       ----       ----       ----       ----
Time Deposits - Domestic Offices
   Savings and Money Market                                               3.97%      3.21%      3.31%      3.23%      3.16%
   Savings Certificates less than $100,000                                5.66       5.40       5.79       5.86       5.85
   Savings Certificates $100,000 and more                                 6.02       5.31       5.60       5.63       5.67
   Other Time                                                             6.13       5.03       5.35       5.50       5.44
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Total Domestic Offices                                                    4.73       3.98       4.21       4.25       4.23
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Total Foreign Offices Time                                                5.35       4.34       4.95       4.82       4.82
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
Total Time Deposits                                                       5.03%      4.15%      4.55%      4.49%      4.45%
---------------------------------------------------------------      ---------  ---------  ---------  ---------  ---------
==========================================================================================================================

Remaining Maturity of Time Deposits $100,000 and more

                                        December 31, 2000                December 31, 1999
                                  -----------------------------    ----------------------------
                                        Domestic Offices                 Domestic Offices
                                  -----------------------------    ----------------------------
                                  Certificates  Other  Foreign     Certificates  Other  Foreign
(In Millions)                      of Deposit   Time   Offices      of Deposit   Time   Offices
--------------------------------- -----------   -----  --------    ------------  -----  --------
3 Months or Less                      $1,074.7  $ 5.7  $8,941.2        $1,529.7  $ 5.7  $7,811.9
Over 3 through 6 Months                  314.6    1.8     169.4           382.4    5.5      36.8
Over 6 through 12 Months                 335.3    2.8      53.2           271.2    3.1      22.4
Over 12 Months                           292.2    1.9       8.7           205.4    3.4       3.8
---------------------------------     --------  -----  --------        --------  -----  --------
Total                                 $2,016.8  $12.2  $9,172.5        $2,388.7  $17.7  $7,874.9
---------------------------------     --------  -----  --------        --------  -----  --------
================================================================================================

Purchased Funds

Federal Funds Purchased
(Overnight Borrowings)

($ in Millions)                                                              2000       1999       1998
-----------------------------------------------------------------------  --------   --------   --------
Balance on December 31                                                   $3,615.0   $  370.2   $2,025.1
Highest Month-End Balance                                                 3,947.2    4,586.3    3,505.3
Year--Average Balance                                                     2,644.7    3,226.1    2,620.6
    --Average Rate                                                           6.34%      4.99%      5.34%
Average Rate at Year-End                                                     5.54       3.96       4.43
-----------------------------------------------------------------------  --------   --------   --------

Securities Sold under Agreements to Repurchase

($ in Millions)                                                              2000       1999       1998
-----------------------------------------------------------------------  --------   --------   --------
Balance on December 31                                                   $1,577.1   $  997.8   $2,114.9
Highest Month-End Balance                                                 3,353.9    3,573.2    4,136.0
Year--Average Balance                                                     1,476.4    1,954.5    1,506.0
  --Average Rate                                                             6.22%      4.90%      5.33%
Average Rate at Year-End                                                     6.16       3.36       4.59
-----------------------------------------------------------------------  --------   --------   --------

Other Borrowings
(Includes Treasury Tax and Loan Demand Notes and Term Federal Funds Purchased)

($ in Millions)                                                              2000       1999       1998
-----------------------------------------------------------------------  --------   --------   --------
Balance on December 31                                                   $2,629.5   $1,155.3   $1,099.2
Highest Month-End Balance                                                 6,348.5    6,995.4    7,122.8
Year--Average Balance                                                     3,890.0    2,177.3    2,540.4
    --Average Rate                                                           6.30%      5.02%      5.21%
Average Rate at Year-End                                                     4.89       5.65       3.88
-----------------------------------------------------------------------  --------   --------   --------

Total Purchased Funds

($ in Millions)                                                              2000       1999       1998
-----------------------------------------------------------------------  --------   --------   --------
Balance on December 31                                                   $7,821.6   $2,523.3   $5,239.2
Year--Average Balance                                                     8,011.1    7,357.9    6,667.0
    --Average Rate                                                           6.30%      4.97%      5.29%
-----------------------------------------------------------------------  --------   --------   --------
=======================================================================================================

Commercial Paper

($ in Millions)                                                             2000      1999      1998
-----------------------------------------------------------------------  --------   --------   --------
Balance on December 31                                                   $  142.4   $  145.1   $  148.1
Highest Month-End Balance                                                   150.3      145.1      149.6
Year--Average Balance                                                       138.3      141.0      145.9
    --Average Rate                                                           6.40%      5.15%      5.51%
Average Rate at Year-End                                                     6.47       6.09       5.40
-----------------------------------------------------------------------  --------   --------   --------
=======================================================================================================

Changes in Net Interest Income

                                                                   2000/1999                          1999/1998
                                                        -------------------------------      ---------------------------
                                                            Change Due To                         Change Due To
                                                        ---------------------                -----------------------
(Interest on a Taxable Equivalent Basis)
(In Millions)                                               Volume       Rate      Total      Volume       Rate    Total
----------------------------------------------------     ---------   --------   --------     -------   --------   ------
Increase (Decrease) in Interest Income
Money Market Assets
   Federal Funds Sold and Resell Agreements                 $(28.6)    $ 13.2     $(15.4)     $  6.6     $ (3.8)  $  2.8
   Time Deposits with Banks                                   14.1       27.6       41.7        33.9      (24.6)     9.3
   Other                                                      (2.2)       1.4        (.8)        1.9        (.4)     1.5
Securities
   U.S. Government                                            (2.9)       2.0        (.9)       (4.8)      (2.1)    (6.9)
   Obligations of States and Political Subdivisions           (1.8)         -       (1.8)        5.2       (2.9)     2.3
   Federal Agency                                            113.8       90.2      204.0        24.1      (22.6)     1.5
   Other                                                       6.7        3.0        9.7         3.8        (.4)     3.4
   Trading Account                                               -         .1         .1           -          -        -
Loans and Leases                                             140.4       80.2      220.6        79.7      (25.4)    54.3
----------------------------------------------------     ---------   --------   --------     -------   --------   ------
Total                                                       $239.5     $217.7     $457.2      $150.4     $(82.2)  $ 68.2
----------------------------------------------------     ---------   --------   --------     -------   --------   ------

Increase (Decrease) in Interest Expense
Deposits
   Savings and Money Market                                 $ 14.2     $ 37.0     $ 51.2      $ 18.7     $ (4.4)  $ 14.3
   Savings Certificates                                        4.2       11.5       15.7         2.5       (7.3)    (4.8)
   Other Time                                                 19.3        7.1       26.4         4.0       (1.9)     2.1
   Foreign Offices Time                                       78.8       66.3      145.1        35.2      (35.3)     (.1)
Federal Funds Purchased                                      (36.9)      43.7        6.8        30.2       (9.0)    21.2
Repurchase Agreements                                        (29.7)      25.7       (4.0)       22.0       (6.4)    15.6
Commercial Paper                                               (.2)       1.7        1.5         (.2)       (.5)     (.7)
Other Borrowings                                             108.0       28.0      136.0       (18.3)      (4.8)   (23.1)
Senior Notes                                                  (5.2)       9.0        3.8        (3.9)      (2.0)    (5.9)
Long-Term Debt                                                 6.6         .3        6.9         6.9        (.8)     6.1
Debt-Floating Rate Capital Securities                            -        3.3        3.3           -        (.8)     (.8)
----------------------------------------------------     ---------   --------   --------     -------   --------   ------
Total                                                       $159.1     $233.6     $392.7      $ 97.1     $(73.2)  $ 23.9
----------------------------------------------------     ---------   --------   --------     -------   --------   ------
Increase (Decrease) In Net Interest Income                  $ 80.4     $(15.9)    $ 64.5      $ 53.3     $ (9.0)  $ 44.3
----------------------------------------------------     ---------   --------   --------     -------   --------   ------

Note: Changes not due only to volume changes or rate changes are included in the change due to rate column.

================================================================================

--------------------------------------------------------------------------------

Analysis of Reserve for Credit Losses

(In Millions)                                                     2000        1999        1998        1997        1996
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Balance at Beginning of Year                                 $   150.9   $   146.8   $   147.6   $   148.3   $   147.1
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Charge-Offs
   Residential Real Estate                                          .4         1.0          .8          .8          .2
   Commercial                                                     12.1         7.2         9.6        11.4         6.2
   Commercial Real Estate                                           .2          .3          .3          .7         7.4
   Personal                                                         .7         1.1          .8         1.3         1.5
   Other                                                            .1          .2          .3          .2          .1
   Lease Financing                                                   -           -           -           -           -
   International                                                     -           -           -           -          .2
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
   Total Charge-Offs                                              13.5         9.8        11.8        14.4        15.6
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Recoveries
   Residential Real Estate                                          .1          .2          .2          .1          .2
   Commercial                                                       .8          .6          .6         2.3          .5
   Commercial Real Estate                                           .2          .1          .7         1.6         1.9
   Personal                                                         .2          .4          .3          .6          .6
   Other                                                            .2          .1           -          .1          .1
   Lease Financing                                                   -           -           -           -           -
   International                                                     -           -           -           -          .5
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
   Total Recoveries                                                1.5         1.4         1.8         4.7         3.8
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Net Charge-Offs                                                   12.0         8.4        10.0         9.7        11.8
Provision for Credit Losses                                       24.0        12.5         9.0         9.0        12.0
Reserve Related to Acquisitions                                      -           -          .2           -         1.0
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Net Change in Reserve                                             12.0         4.1         (.8)        (.7)        1.2
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Balance at End of Year                                       $   162.9   $   150.9   $   146.8   $   147.6   $   148.3
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Loans and Leases at Year-End                                 $18,144.6   $15,374.5   $13,646.9   $12,588.2   $10,937.4
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
Average Total Loans and Leases                               $16,548.6   $14,547.8   $13,315.0   $11,812.9   $10,332.1
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
As a Percent of Year-End Loans and Leases
   Net Loan Charge-Offs                                            .07%        .05%        .07%        .08%        .11%
   Provision for Credit Losses                                     .13         .08         .07         .07         .11
   Reserve Balance at Year-End                                     .90         .98        1.08        1.17        1.36
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------
As a Percent of Average Loans and Leases
   Net Loan Charge-Offs                                            .07%        .06%        .07%        .08%        .11%
   Reserve Balance at Year-End                                     .98        1.04        1.10        1.25        1.44
-------------------------------------------------------      ---------   ---------   ---------   ---------   ---------


--------------------------------------------------------------------------------

International Operations (Based on Obligor's Domicile)

   See also Note 26 titled "Business Segments and Related Information" on page 74 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.


Selected Average Assets and Liabilities Attributable to International Operations


(In Millions)                                            2000      1999      1998      1997      1996
---------------------------------------------        --------  --------  --------  --------  --------
Total Assets                                         $5,171.0  $4,595.1  $3,883.9  $3,507.7  $2,365.5
---------------------------------------------        --------  --------  --------  --------  --------
   Time Deposits with Banks                           3,811.0   3,548.3   2,827.0   2,574.5   1,699.3
   Other Money Market Assets                                -       1.8         -        .1        .1
   Loans                                                770.0     544.7     651.4     537.9     380.5
   Customers' Acceptance Liability                        1.2        .7        .7        .5       1.1
   Foreign Investments                                   26.5      26.7      27.4      22.2      23.4
---------------------------------------------        --------  --------  --------  --------  --------
Total Liabilities                                    $9,355.4  $7,665.7  $6,815.5  $5,960.7  $4,551.2
---------------------------------------------        --------  --------  --------  --------  --------
   Deposits                                           9,072.9   7,443.1   6,640.9   5,747.2   4,435.7
   Liability on Acceptances                               1.2        .7        .7        .5       1.1
---------------------------------------------        --------  --------  --------  --------  --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Percent of International Related Average Assets and Liabilities to Total Consolidated Average Assets

                                                             2000   1999   1998   1997   1996
                                                             ----   ----   ----   ----   ----
Assets                                                         15%    15%    14%    15%    11%
--------------------------------------------------------            ----   ----   ----   ----
Liabilities                                                    27     25     25     25     22
--------------------------------------------------------     ----   ----   ----   ----   ----


--------------------------------------------------------------------------------


Reserve for Credit Losses Relating to International Operations

(In Millions)                                            2000      1999      1998      1997      1996
---------------------------------------------        --------  --------  --------  --------  --------
Balance at Beginning of Year                            $ 3.5     $ 3.6     $ 5.0     $ 3.6     $ 3.5
Charge-Offs                                                 -         -         -         -       (.2)
Recoveries                                                  -         -         -         -        .5
Provision for Credit Losses                               (.1)      (.1)     (1.4)      1.4       (.2)
---------------------------------------------        --------  --------  --------  --------  --------
Balance at End of Year                                  $ 3.4     $ 3.5     $ 3.6     $ 5.0     $ 3.6
---------------------------------------------        --------  --------  --------  --------  --------

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


--------------------------------------------------------------------------------

Distribution of International Loans and Deposits by Type

                                                               December 31
                                                  --------------------------------------
Loans                                               2000    1999    1998    1997    1996
-----------------------------------------------   ------  ------  ------  ------  ------
Commercial                                        $480.5  $377.4  $298.3  $240.1  $226.6
Foreign Governments and Official Institutions      172.3   150.1    84.0   115.2   118.3
Banks                                              266.6    58.0    99.3    51.2    22.8
Other                                               37.4    40.1    16.2    63.7    14.3
-----------------------------------------------   ------  ------  ------  ------  ------
Total                                             $956.8  $625.6  $497.8  $470.2  $382.0
-----------------------------------------------   ------  ------  ------  ------  ------

                                                               December 31
                                                  --------------------------------------
Deposits                                               2000          1999           1998
-----------------------------------------------   ---------      --------       --------
Commercial                                        $ 6,926.1      $5,251.5       $5,261.0
Foreign Governments and Official Institutions       2,320.5       2,179.2        1,098.8
Banks                                                 589.2         888.5          481.1
Other Time                                            565.4         445.6          512.3
Other Demand                                           14.1          14.1           16.4
------------------------------------------------  ---------      --------       --------
Total                                             $10,415.3      $8,778.9       $7,369.6
------------------------------------------------  ---------      --------       --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             CREDIT RISK MANAGEMENT

   For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended December 31, 2000:

                                                                                                                       2000
                                                                                                                   Annual Report
Notes to Consolidated Financial Statements                                                                            Page(s)
------------------------------------------------------------------------------------------------------------      -------------
  1.  Accounting Policies
      F.  Interest Risk Management Instruments..............................................................               54
      G.  Loans and Leases..................................................................................               54
      H.  Reserve for Credit Losses.........................................................................               54
      K.  Other Real Estate Owned...........................................................................               55
  5.  Loans and Leases......................................................................................               57
  6.  Reserve for Credit Losses.............................................................................               58
 19.  Contingent Liabilities................................................................................               67
 20.  Off-Balance Sheet Financial Instruments...............................................................            67-69
------------------------------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------------------------------------
Asset Quality and Credit Risk Management....................................................................            38-44
------------------------------------------------------------------------------------------------------------      -------------

   In addition, the schedules on pages 18 and 19 of this Form 10-K should be read in conjunction with the "Credit Risk Management" section:

   Analysis of Reserve for Credit Losses

   Reserve for Credit Losses Relating to International Operations

   Distribution of International Loans and Deposits by Type

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       INTEREST RATE SENSITIVITY ANALYSIS

   For the discussion of interest rate sensitivity, see the section entitled "Market Risk Management" on pages 44 to 46 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

   The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, and incorporated herein by reference on page 27 of this Form 10-K.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                                                                                 December 31
                                                                                                            ---------------------
(In Millions)                                                                                                    2000        1999
--------------------------------------------------------------------------------------------------------    ---------   ---------
Assets
Cash and Due from Banks                                                                                     $ 2,088.3   $ 1,779.7
Federal Funds Sold and Securities Purchased under Agreements to Resell                                          686.5     1,482.1
Time Deposits with Banks                                                                                      5,191.0     2,291.4
Other Interest-Bearing Assets                                                                                   342.1       253.7
Securities
 Available for Sale                                                                                           6,165.3     5,091.8
 Held to Maturity (Fair Value - $693.1 in 2000 and $683.2 in 1999)                                              690.1       696.1
--------------------------------------------------------------------------------------------------------    ---------   ---------
  Total Securities                                                                                            6,855.4     5,787.9
--------------------------------------------------------------------------------------------------------    ---------   ---------
Loans
 Commercial and Other                                                                                         9,151.7     7,446.0
 Residential Mortgages                                                                                        3,341.0     3,125.1
--------------------------------------------------------------------------------------------------------    ---------   ---------
  Total Loans and Leases (Net of unearned income - $364.8 in 2000 and $319.6 in 1999)                        12,492.7    10,571.1
--------------------------------------------------------------------------------------------------------    ---------   ---------
Reserve for Credit Losses                                                                                      (128.0)     (115.7)
Buildings and Equipment                                                                                         338.3       293.6
Customers' Acceptance Liability                                                                                   6.8        32.5
Trust Security Settlement Receivables                                                                           615.2       323.1
Other Assets                                                                                                  1,220.9       800.7
--------------------------------------------------------------------------------------------------------    ---------   ---------
Total Assets                                                                                                $29,709.2   $23,500.1
--------------------------------------------------------------------------------------------------------    ---------   ---------
Liabilities
Deposits
 Demand and Other Noninterest-Bearing                                                                       $ 3,702.1   $ 3,790.5
 Savings and Money Market Deposits                                                                            3,146.5     3,002.3
 Savings Certificates                                                                                         1,317.5     1,408.3
 Other Time                                                                                                     200.8       695.9
 Foreign Offices--Demand                                                                                        827.7       469.1
                --Time                                                                                        8,944.1     7,699.5
--------------------------------------------------------------------------------------------------------    ---------   ---------
 Total Deposits                                                                                              18,138.7    17,065.6
--------------------------------------------------------------------------------------------------------    ---------   ---------
Federal Funds Purchased                                                                                       3,715.8       671.9
Securities Sold under Agreements to Repurchase                                                                1,526.9       954.5
Other Borrowings                                                                                              2,089.4     1,025.1
Senior Notes                                                                                                    500.0       500.0
Long-Term Debt                                                                                                  631.9       655.9
Liability on Acceptances                                                                                          6.8        32.5
Other Liabilities                                                                                             1,278.3       933.8
--------------------------------------------------------------------------------------------------------    ---------   ---------
  Total Liabilities                                                                                          27,887.8    21,839.3
--------------------------------------------------------------------------------------------------------    ---------   ---------

Stockholder's Equity
Capital Stock--Par Value $60                                                                                    213.8       213.8
Surplus                                                                                                         245.3       245.3
Undivided Profits                                                                                             1,363.2     1,203.0
Net Unrealized Loss on Securities Available for Sale                                                              (.9)       (1.3)
--------------------------------------------------------------------------------------------------------    ---------   ---------
  Total Stockholder's Equity                                                                                  1,821.4     1,660.8
--------------------------------------------------------------------------------------------------------    ---------   ---------
Total Liabilities and Stockholder's Equity                                                                  $29,709.2   $23,500.1
--------------------------------------------------------------------------------------------------------    ---------   ---------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Northern Trust Company
Consolidated Statement of Income (unaudited)

(In Millions)                                                                                         2000      1999      1998
----------------------------------------------------------------------------------------------    --------  --------  --------
Noninterest Income
   Trust Fees                                                                                     $  748.5  $  599.7  $  522.9
   Foreign Exchange Trading Profits                                                                  152.6     107.5     103.5
   Treasury Management Fees                                                                           70.1      66.8      68.9
   Security Commissions and Trading Income                                                              .9        .5        .6
   Other Operating Income                                                                             57.7      40.9      39.6
   Investment Security Gains (net)                                                                      .3        .7       1.0
----------------------------------------------------------------------------------------------    --------  --------  --------
Total Noninterest Income                                                                           1,030.1     816.1     736.5
----------------------------------------------------------------------------------------------    --------  --------  --------
Interest Income
   Loans and Leases                                                                                  762.0     623.0     597.9
   Securities
          - Available for Sale                                                                       544.6     357.0     364.5
          - Held to Maturity                                                                          36.7      29.5      24.8
----------------------------------------------------------------------------------------------    --------  --------  --------
   Total Securities                                                                                  581.3     386.5     389.3
----------------------------------------------------------------------------------------------    --------  --------  --------

   Time Deposits with Banks                                                                          205.9     164.3     155.0
   Federal Funds Sold, Securities Purchased under Agreements to Resell and Other                      68.7      90.2      83.3
----------------------------------------------------------------------------------------------    --------  --------  --------
Total Interest Income                                                                              1,617.9   1,264.0   1,225.5
----------------------------------------------------------------------------------------------    --------  --------  --------
Interest Expense
   Deposits                                                                                          670.4     465.9     471.0
   Federal Funds Purchased                                                                           175.5     163.9     141.0
   Securities Sold under Agreements to Repurchase                                                     85.5      91.4      76.8
   Other Borrowings                                                                                  203.7     107.0     130.2
   Senior Notes                                                                                       34.3      30.6      36.5
   Long-Term Debt                                                                                     44.6      37.8      29.0
----------------------------------------------------------------------------------------------    --------  --------  --------
Total Interest Expense                                                                             1,214.0     896.6     884.5
----------------------------------------------------------------------------------------------    --------  --------  --------
Net Interest Income                                                                                  403.9     367.4     341.0
Provision for Credit Losses                                                                           23.5      10.8       3.0
----------------------------------------------------------------------------------------------    --------  --------  --------
Net Interest Income after Provision for Credit Losses                                                380.4     356.6     338.0
----------------------------------------------------------------------------------------------    --------  --------  --------
Income before Noninterest Expenses                                                                 1,410.5   1,172.7   1,074.5
----------------------------------------------------------------------------------------------    --------  --------  --------
Noninterest Expenses
   Compensation                                                                                      478.2     407.0     370.4
   Employee Benefits                                                                                  78.0      71.9      68.3
   Occupancy Expense                                                                                  59.5      50.7      46.7
   Equipment Expense                                                                                  57.6      50.3      50.5
   Other Operating Expenses                                                                          243.3     182.4     154.4
----------------------------------------------------------------------------------------------    --------  --------  --------
Total Noninterest Expenses                                                                           916.6     762.3     690.3
----------------------------------------------------------------------------------------------    --------  --------  --------
Income before Income Taxes                                                                           493.9     410.4     384.2
Provision for Income Taxes                                                                           158.6     136.1     130.6
----------------------------------------------------------------------------------------------    --------  --------  --------
Net Income                                                                                        $  335.3  $  274.3  $  253.6
----------------------------------------------------------------------------------------------    --------  --------  --------
Dividends Paid to the Corporation                                                                 $  175.0  $   75.0  $   75.0
----------------------------------------------------------------------------------------------    --------  --------  --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Supplemental Item--Executive Officers of the Registrant

WILLIAM A. OSBORN

   Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. Mr. Osborn, 53, began his career with the Bank in 1970.

BARRY G. HASTINGS

   Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. Mr. Hastings, 53, began his career with the Corporation in 1974.

ORIE L. DUDLEY

   Mr. Dudley joined Northern Trust in October 2000 as an Executive Vice President and Chief Investment Officer of the Corporation and the Bank. From June 2000 through September 2000, Mr. Dudley, 56, was Chief Executive Officer and Acting Chief Investment Officer of Scottish Widows Investment Partnership, Ltd. He joined Scottish Widows Investment Management in January 1998 as Chief Executive Officer and oversaw the merger of that entity with Hill Samuel Asset Management to form Scottish Widows Investment Partnership, Ltd. in June 2000. Prior to joining Scottish Widows, Mr. Dudley served as Managing Director of Barclays Asset Management from January 1995 through December 1997.

DAVID L. EDDY

   Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 64, joined the Bank in 1960.

JOHN P. GRUBE

   Mr. Grube became an Executive Vice President of the Corporation and the Bank in May 2000, and is currently Chairman of the Credit Policy Committee. He had been a Senior Vice President of the Bank since November 1987 and had served as Credit Policy representative of PFS since October 1991 and Chairman of the
Counterparty Risk Management Committee since April 1995.   Mr. Grube, 54, joined
the Bank in 1983.

JAMES J. MITCHELL

   Mr. Mitchell became President - Worldwide Operations and Technology of the Corporation and the Bank in September 1999, and has served as an Executive Vice President of the Bank since December 1987 and of the Corporation since October 1994. Mr. Mitchell, 58, joined the Bank in 1964.

PERRY R. PERO

   Mr. Pero became Vice Chairman of the Corporation and the Bank in September 1999, and has served as Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank since September 1988. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He held the title of Senior Executive Vice President of the Corporation and the Bank from 1992 until September 1999. Mr. Pero, 61, joined the Bank in 1964.

PETER L. ROSSITER

   Mr. Rossiter became President - C&IS of the Corporation and the Bank in September 2000, and has served as an Executive Vice President of the Corporation and the Bank since November 1992. He held the title of General Counsel of the Corporation and the Bank from April 1993 through July 2000, Secretary of the Corporation and the Bank from April 1993 through November 1997 and Assistant Secretary from December 1997 through September 2000. Mr. Rossiter, 52, was a partner in the law firm of Schiff Hardin & Waite prior to joining the Corporation and the Bank.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

HARRY W. SHORT

   Mr. Short became an Executive Vice President of the Corporation and the Bank in September 1999, and has served as Controller of the Corporation and the Bank since October 1994. He held the title of Senior Vice President of the Corporation and the Bank from 1990 through September 1999. Mr. Short, 53, joined the Corporation and the Bank in 1990, prior to which he was a partner in the accounting firm of KPMG Peat Marwick.

MARK STEVENS

   Mr. Stevens became President - PFS of the Corporation and the Bank in January 1998, and has served as an Executive Vice President of the Corporation and the Bank since February 1996. He served as Chief Executive Officer and President of Northern Trust Bank of Florida N.A., from May 1987 through September 1996, and Chairman of Northern Trust Bank of Florida N.A. from January 1993 through September 1996. Mr. Stevens, 53, joined the Corporation in 1979.

STEPHEN B. TIMBERS

   Mr. Timbers joined the Corporation and the Bank in February 1998, when he was named President - NTGI and an Executive Vice President of the Corporation and the Bank. From January 1996 to December 1997, Mr. Timbers, 56, was President, Chief Executive Officer and Chief Investment Officer of Zurich Kemper Investments, Inc. (formerly Kemper Financial Services, Inc.), the investment adviser to the Kemper Funds and the parent organization of Zurich Investment Management, Inc.

KELLY R. WELSH

   Mr. Welsh joined the Corporation and the Bank in July 2000, when he was named an Executive Vice President and General Counsel and Assistant Secretary of the Corporation and the Bank. Mr. Welsh, 48, was an Executive Vice President and General Counsel of Ameritech Corporation from November 1996 through November 1999 and a Vice President and Associate General Counsel of that corporation from May 1993 through November 1996.

Item 2--Properties

   The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 434,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 40,000 square feet of a building at 125 South Wacker Drive in Chicago for banking operations and personal banking services.
Financial services are also provided by the Bank at 17 other Chicago metropolitan area locations, five of which are owned and 12 of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago. In January 2000, the Bank closed on an agreement to purchase a building and adjacent land located across the street from the Chicago operations center. The building, which is located at 840 South Canal Street and contains approximately 340,000 square feet of office space, houses the computer data center and will be used for future expansion. Space for the Bank's London and Singapore branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased. In November 2000, the Bank entered into an agreement to lease 120,000 square feet of office space upon completion of a building to be constructed at Canary Wharf in London. A majority of the Bank's London-based staff will be relocated to the facility during 2002. Space for Northern Trust Retirement Consulting, L.L.C. is leased in Atlanta, Georgia, with an additional 12,629 square feet of office space to be added to the existing 127,600 square feet of office space in 2001. The Corporation's other subsidiaries operate from 76 locations, 13 of which are owned and 63 of which
are leased.   The addresses of all Northern Trust's locations can be found on pages 84 and 85 in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

   The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 7 titled "Buildings and Equipment" and Note 8 titled "Lease Commitments" on pages 58 and 59 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which information is incorporated herein by reference.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 3--Legal Proceedings

   The information called for by this item is incorporated herein by reference to Note 19 titled "Contingent Liabilities" on page 67 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

Item 4--Submission of Matters to a Vote of Security Holders

   None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on page 79 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

   Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 14 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 63 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

Item 6--Selected Financial Data

   The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 27 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 48 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

   The information called for by this item is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 through 46 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000.

Item 8--Financial Statements and Supplementary Data

   The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

                                                                                                                          2000
                                                                                                                      Annual Report
For Northern Trust Corporation and Subsidiaries:                                                                         Page(s)
------------------------------------------------------------------------------------------------------------------    -------------
Consolidated Balance Sheet--December 31, 2000 and 1999............................................................          49
Consolidated Statement of  Income--Years Ended December 31, 2000, 1999 and 1998...................................          50
Consolidated Statement of Comprehensive Income--Years Ended December 31, 2000, 1999 and 1998......................          50
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 2000, 1999 and 1998...........          51
Consolidated Statement of Cash Flows--Years Ended December 31, 2000, 1999 and 1998................................          52
------------------------------------------------------------------------------------------------------------------    -------------
For Northern Trust Corporation (Corporation Only)
------------------------------------------------------------------------------------------------------------------    -------------
Condensed Balance Sheet--December 31, 2000 and 1999...............................................................          76
Condensed Statement of  Income--Years Ended December 31, 2000, 1999 and 1998......................................          76
Consolidated Statement of Comprehensive Income--Years Ended December 31, 2000, 1999 and 1998......................          50
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 2000, 1999 and 1998...........          51
Condensed Statement of Cash Flows--Years Ended December 31, 2000, 1999 and 1998...................................          77
------------------------------------------------------------------------------------------------------------------    -------------
Notes to Consolidated Financial Statements........................................................................        53-77
------------------------------------------------------------------------------------------------------------------    -------------
Report of Independent Public Accountants..........................................................................          78
------------------------------------------------------------------------------------------------------------------    -------------

   The section titled "Quarterly Financial Data" on page 79 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 4 through 7 of the Corporation's definitive 2001 Notice and Proxy Statement filed on March 12, 2001 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 17, 2001. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 10 of the Corporation's definitive 2001 Notice and Proxy Statement filed on March 12, 2001 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 17, 2001.

Item 11--Executive Compensation

   The information called for by this item is incorporated herein by reference to page 9 and pages 15 through 24 of the Corporation's definitive 2001 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 17, 2001.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The information called for by this item is incorporated herein by reference to pages 11 through 14 of the Corporation's definitive 2001 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 17, 2001.

Item 13--Certain Relationships and Related Transactions

   The information called for by this item is incorporated herein by reference to pages 9 and 10 of the Corporation's definitive 2001 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 17, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)--Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

   The following financial information is set forth in Item 1 for informational purposes only:

       Financial Information of The Northern Trust Company (Bank Only):
          Unaudited Consolidated Balance Sheet--December 31, 2000 and 1999. Unaudited Consolidated Statement of Income--Years Ended December 31, 2000, 1999 and 1998.

   The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2000:

       Consolidated Financial Statements of Northern Trust Corporation and
       Subsidiaries:
          Consolidated Balance Sheet--December 31, 2000 and 1999.
          Consolidated Statement of Income--Years Ended December 31, 2000, 1999
            and 1998.
          Consolidated Statement of Comprehensive Income--Years Ended December
            31, 2000, 1999 and 1998.
          Consolidated Statement of Changes in Stockholders' Equity--Years Ended
            December 31, 2000, 1999 and 1998.
          Consolidated Statement of Cash Flows--Years Ended December 31, 2000,
            1999 and 1998.

   The following financial information is incorporated by reference into Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2000:

       Financial Statements of Northern Trust Corporation (Corporation):
          Condensed Balance Sheet--December 31, 2000 and 1999.
          Condensed Statement of Income--Years Ended December 31, 2000, 1999 and
            1998.
          Consolidated Statement of Comprehensive Income--Years Ended December
            31, 2000, 1999 and 1998.
          Consolidated Statement of Changes in Stockholders' Equity--Years Ended
            December 31, 2000, 1999 and 1998.
          Condensed Statement of Cash Flows--Years Ended December 31, 2000, 1999 and 1998.

   The Notes to Consolidated Financial Statements as of December 31, 2000, incorporated by reference into Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

   The Report of Independent Public Accountants incorporated by reference into
Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 pertains to the consolidated financial statements and Corporation only information listed above.

   Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 14(a)3--Exhibits

   The exhibits listed on the Exhibit Index beginning on page 32 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 14(b)--Reports on Form 8-K

   In a report on Form 8-K dated October 16, 2000, Northern Trust incorporated by reference in Item 5 its October 16, 2000 press release, reporting on its earnings for the third quarter and nine months of 2000. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of the Form 8-K.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2001                          Northern Trust Corporation
                                                      (Registrant)
                                        By:     /s/ William A. Osborn
                                           -----------------------------------
                                                   William A. Osborn
                                               Chairman of the Board and
                                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                Signature               Title
                ---------               -----
    /s/ William A. Osborn              Chairman of the Board,
----------------------------------
        William A. Osborn                Chief Executive Officer and Director

    /s/ Perry R. Pero                  Vice Chairman and
----------------------------------
        Perry R. Pero                    Chief Financial Officer

    /s/ Harry W. Short                 Executive Vice President and Controller
----------------------------------
        Harry W. Short                   (Chief Accounting Officer)


         Duane L. Burnham               Director
         Dolores E. Cross               Director
         Susan Crown                    Director
         Robert S. Hamada               Director
         Barry G. Hastings              Director -- By: /s/ Kelly R. Welsh
         Arthur L. Kelly                Director        --------------------
         Robert C. McCormack            Director           Kelly R. Welsh
         Edward J. Mooney               Director          Attorney-in-Fact
         Harold B. Smith                Director
         William D. Smithburg           Director
         Bide L. Thomas                 Director
                                                      Date:  March 15, 2001

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

    The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                                         Exhibit Incorporated
                                                                                                            By Reference to
                                                                                                         Exhibit of Same Name
Exhibit                                                                                                    In Prior Filing*
Number            Description                                                                              Or Filed Herewith
--------------    --------------------------------------------------------------------------------    -------------------------
 (3)              Articles of Incorporation and By-laws

                  (i)    Restated Certificate of Incorporation of Northern Trust Corporation
                         as amended to date................................................................      (19)

                  (ii)   By-laws as amended to date........................................................      (17)

 (4)              Instruments Defining the Rights of Security Holders

                  (i)    Form of The Northern Trust Company's Global Senior
                         Bank Note (Fixed Rate)............................................................      (18)

                  (ii)   Form of The Northern Trust Company's Global Senior
                         Bank Note (Floating Rate).........................................................      (20)

                  (iii)  Form of The Northern Trust Company's Global
                         Subordinated Bank Note (Fixed Rate)...............................................      (18)

                  (iv)   Form of The Northern Trust Company's Global
                         Subordinated Bank Note (Floating Rate)............................................      (20)

                  (v)    Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago,
                         as Debenture Trustee..............................................................       (6)

                  (vi)   Amended Certificate of Designations of Series A Junior Participating Preferred
                         Stock dated October 29, 1999......................................................      (18)

(10)              Material Contracts

                  (i)    Northern Trust Corporation Amended Incentive Stock Plan,
                         as amended May 20, 1986 **........................................................       (1)

                         (1) Amendment dated November 1, 1996..............................................       (5)

                  (ii)   Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known
                         as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant).......       (2)

                  (iii)  Restated Northern Trust Employee Stock Ownership Plan, dated January 1, 1989,
                         as amended November 21, 1995 and April 26, 1996...................................       (5)

                         (1)  Amendments effective January 1, 1996 to the Northern Trust
                              Employee Stock Ownership Plan for former employees of Tanglewood Bank, N.A...       (7)

                         (2)  Amendment effective September 30, 1996 to the Northern Trust
                              Employee Stock Ownership Plan for certain former
                              employees of First Chicago NBD Corporation...................................       (7)

                         (3)  Amendments effective January 1, 1997 to the Northern Trust Employee
                              Stock Ownership Plan for former employees of Bent Tree National Bank.........       (7)

                         (4)  Amendment dated March 25, 1998 to the Northern Trust Employee Stock
                              Ownership Plan...............................................................       (9)

                         (5)  Amendment effective May 14, 1998 to the Northern Trust Employee
                              Stock Ownership Plan.........................................................      (11)

                         (6)  Amendment effective August 1, 1998 to the Northern Trust Employee
                              Stock Ownership Plan.........................................................      (11)

                         (7)  Amendment effective December 31, 1998 to the Northern Trust Employee
                              Stock Ownership Plan.........................................................      (14)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         (8)       Amendments effective January 1, 1999 to the Northern Trust Employee
                                   Stock Ownership Plan......................................................        (16)

                         (9)       Amendment effective October 1, 1999 to the Northern Trust Employee
                                   Stock Ownership Plan......................................................        (18)

                         (10)      Amendment effective April 1, 2000 to the Northern Trust Employee
                                   Stock Ownership Plan......................................................        (19)

                         (11)      Amendment effective July 1, 2000 to the Northern Trust Employee
                                   Stock Ownership Plan......................................................        (20)

                 (iv)    Trust Agreement between The Northern Trust Company and Citizens and
                         Southern Trust Company (Georgia), N.A., (predecessor of NationsBank which, effective January 1, 1998, was succeeded by U.S. Trust Company, N.A.)
                         dated January 26, 1989..............................................................         (3)

                         (1)  Amendment dated February 21, 1995..............................................         (8)

                         (2)  Amendment dated January 2, 1998................................................         (9)

                 (v)     Implementation Agreement dated June 26, 1996 between the Registrant,
                         The Northern Trust Company, the ESOP Trust and NationsBank
                         (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company,
                         N.A. as successor Trustee)..........................................................         (4)

                 (vi)    Term Loan Agreement between the ESOP Trust and the Registrant dated
                         June 28, 1996.......................................................................        (4)

                         (1)  Amendment dated as of June 30, 1999............................................        (17)

                 (vii)   Deferred Compensation Plans Trust Agreement dated May 11, 1998 between
                         Northern Trust Corporation and Harris Trust and Savings Bank as Trustee
                         (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.)
                         regarding the Restated Supplemental Employee Stock Ownership Plan for
                         Employees of The Northern Trust Company, the Restated Supplemental
                         Thrift-Incentive Plan for Employees of The Northern Trust Company,  the
                         Restated Supplemental  Pension  Plan for Employees of The Northern Trust
                         Company, and the Northern Trust Corporation Deferred Compensation Plan**............       (11)

                         (1)  Amendment dated August 31, 1991................................................        (17)

                         (2) Amendment dated as of May 16, 2000..............................................        (19)

                 (viii)  Restated Northern Trust Corporation Supplemental Employee Stock Ownership
                         Plan as amended and restated as of  July 20, 1999**.................................        (17)

                         (1) Amendment dated as of  May 16, 2000.............................................        (19)

                 (ix)    Restated Supplemental Thrift-Incentive Plan for Employees of  The Northern
                         Trust Company as amended and restated as of  July 20, 1999**........................        (17)

                         (1)  Amendment dated December 31, 1999..............................................        (18)

                         (2)  Amendment dated as of  May 16, 2000............................................        (19)

                 (x)     Restated Northern Trust Corporation Supplemental Pension Plan
                         as amended and restated as of July 20, 1999**.......................................        (17)

                         (1)  Amendment dated as of May 16, 2000.............................................        (19)

                 (xi)    Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998**.....        (11)
                         (1)  Amendment dated as of May 16, 2000.............................................        (19)

                 (xii)   Rights Agreement, dated as of July 21, 1998, between Northern Trust
                         Corporation and Norwest Bank Minnesota, N.A.........................................        (10)

                         (1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998...............        (12)

                         (2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999...............        (13)

                 (xiii)  Lease dated as of November 29, 2000 between Lasalle Bank National Association
                         Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as
                         Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant) .............     Filed Herewith

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                  (xiv)       Lease dated December 29, 2000 between Metropolitan Life Insurance
                              Company (Landlord) and  The Northern Trust Company (Tenant)........................  Filed Herewith

                  (xv)        Amended 1992 Incentive Stock Plan**................................................       (7)

                              (1)  Amendment dated January 20, 1998..............................................       (16)

                              (2) Amendment dated September 15, 1998.............................................       (16)

                              (3) Amendment dated May 18, 1999...................................................       (16)

                  (xvi)       Northern Trust Corporation (1999) Management Performance Plan**....................       (15)

                  (xvii)      Northern Trust Corporation (2000) Annual Performance Plan**........................       (19)

                  (xviii)     Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**............       (14)

                  (xix)       Northern Trust Corporation 1997 Deferred Compensation Plan
                              for Non-Employee Directors As Amended**............................................       (14)

                  (xx)        Form of Employment Security Agreement entered into between Northern Trust
                              Corporation and each of 8 executive officers - as amended**........................       (4)

                  (xxi)       Form of Employment Security Agreement entered into between Northern Trust
                              Corporation and each of 40 officers**..............................................       (4)

                  (xxii)      Form of Employment Security Agreement entered into between Northern Trust
                              Corporation and each of 5 officers**...............................................       (4)

                  (xxiii)     Amended and Restated Trust Agreement of NTC Capital I, dated as of
                              January 16, 1997, among Northern Trust Corporation, as Depositor,
                              The First National Bank of Chicago, as Property Trustee, First
                              Chicago Delaware, Inc., as Delaware Trustee, and the Administrative
                              Trustees named therein.............................................................       (6)

                  (xxiv)      Guarantee Agreement, dated as of January 16, 1997,
                              relating to NTC Capital I, by and between Northern
                              Trust Corporation, as Guarantor, and The First National
                              Bank of Chicago, as Guarantee Trustee..............................................       (6)

                  (xxv)       Amended and Restated Trust Agreement of NTC Capital II,
                              dated as of April 25, 1997, among Northern Trust
                              Corporation, as Depositor, The First National Bank of
                              Chicago, as Property Trustee, First Chicago Delaware,
                              Inc., as Delaware Trustee, and the Administrative Trustees named therein...........       (7)

                  (xxvi)      Guarantee Agreement, dated as of April 25, 1997, relating to
                              NTC Capital II, by and between Northern Trust Corporation, as Guarantor,
                              and The First National Bank of Chicago, as Guarantee Trustee.......................       (7)

                  (xxvii)     Agreement between Fiserv Solutions, Inc. and The Northern Trust
                              Company dated as of October 20, 1998...............................................       (14)

                  (xxviii)     Agreement for Lease between Heron Quays Properties Limited (Developer)
                              and The Northern Trust Company (Tenant) dated as of November 15, 2000..............  Filed Herewith

                  (xxix)      Lease Agreement between Perimeter Summit Parcel 3 Limited Partnership (Landlord)
                              and Northern Trust Retirement Consulting, L.L.C. (Tenant) dated as of November 5,
                              1999...............................................................................  Filed Herewith
                              (1)   First Amendment dated as of February 29, 2000                                  Filed Herewith
                              (2)   Second Amendment dated as of September 8, 2000                                 Filed Herewith

(13)              2000 Annual Report to Shareholders.............................................................  Filed Herewith

(21)              Subsidiaries of the Registrant.................................................................  Filed Herewith

(23)              Consent of Independent Public Accountants......................................................  Filed Herewith

(24)              Powers of Attorney.............................................................................  Filed Herewith

(99)              Additional Exhibits

                  (i)         Corporate Governance Guidelines Adopted May 16, 2000...............................       (19)


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

*Prior Filings (File No. 0-5965)
--------------------------------
    (1)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1986
    (2)  Annual Report on Form 10-K for the year ended December 31, 1988
    (3)  Form 8-K dated January 26, 1989
    (4)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
    (5)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
    (6)  Form 8-K dated January 22, 1997
    (7)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
    (8)  Annual Report on Form 10-K for the year ended December 31, 1997
    (9)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
   (10)  Form 8-A dated July 24, 1998
   (11)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
   (12)  Form 8-K dated November 20, 1998
   (13)  Form 8-K dated February 19, 1999
   (14)  Annual Report on Form 10-K for the year ended December 31, 1998
   (15)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
   (16)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
   (17)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
   (18)  Annual Report on Form 10-K for the year ended December 31, 1999
   (19)  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
   (20)  Quarterly Report on Form 10-Q for the quarter ended September 30, 2000

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