Form 10-Q
period 2001-03-31
NORTHERN TRUST CORP
filed 2001-05-11
CIK 73124

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             ____________________


                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2001


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

                             ____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes [X]     No [_]


                   222,636,056 Shares - $1.66 2/3 Par Value
            (Shares of Common Stock Outstanding on March 31, 2001)


================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                            NORTHERN TRUST CORPORATION

                                                                                            March 31  December 31    March 31
                                                                                           ---------- ------------ -----------
($ In Millions Except Share Information)                                                        2001         2000        2000
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Assets
Cash and Due from Banks                                                                    $ 1,545.3    $ 2,287.8   $ 1,592.7
Federal Funds Sold and Securities Purchased under Agreements to Resell                         293.2        549.8       608.9
Time Deposits with Banks                                                                     3,534.1      5,193.8     3,744.3
Other Interest-Bearing                                                                          28.3        121.3        31.8
Securities
    Available for Sale                                                                      12,026.4      6,477.8     8,026.7
    Held to Maturity (Fair value - $629.0 at March 2001, $782.1 at December
    2000, $748.2 at March 2000)                                                                614.7        778.4       758.0
    Trading Account                                                                             16.8         13.4         7.7
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Total Securities                                                                            12,657.9      7,269.6     8,792.4
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Loans and Leases
    Commercial and Other                                                                    11,013.1     11,321.8    10,131.2
    Residential Mortgages                                                                    6,855.5      6,822.8     6,347.6
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Total Loans and Leases (Net of unearned income - $365.1 at March 2001,
    $365.3 at December 2000, $322.7 at March 2000)                                          17,868.6     18,144.6    16,478.8
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Reserve for Credit Losses                                                                     (167.9)      (162.9)     (154.7)
Buildings and Equipment                                                                        466.4        448.1       384.9
Customers' Acceptance Liability                                                                 16.5          9.3        33.1
Trust Security Settlement Receivables                                                          458.0        615.2       519.2
Other Assets                                                                                 1,497.4      1,545.7     1,188.0
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Total Assets                                                                               $38,197.8    $36,022.3   $33,219.4
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Liabilities
Deposits
    Demand and Other Noninterest-Bearing                                                   $ 4,472.3    $ 4,547.7   $ 4,531.8
    Savings and Money Market                                                                 5,674.5      5,521.7     5,304.6
    Savings Certificates                                                                     2,326.1      2,331.2     2,239.6
    Other Time                                                                               1,835.1        427.3       830.0
    Foreign Offices - Demand                                                                   724.6        827.5       690.1
                    - Time                                                                   8,559.3      9,172.5     7,858.6
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Total Deposits                                                                              23,591.9     22,827.9    21,454.7
Federal Funds Purchased                                                                      4,502.6      3,615.0     2,022.4
Securities Sold Under Agreements to Repurchase                                                 892.4      1,577.1       799.1
Commercial Paper                                                                               134.5        142.4       143.4
Other Borrowings                                                                             3,632.6      2,629.5     4,148.6
Senior Notes                                                                                   500.0        500.0       500.0
Long-Term Debt                                                                                 792.4        638.1       638.4
Debt - Floating Rate Capital Securities                                                        267.7        267.6       267.6
Liability on Acceptances                                                                        16.5          9.3        33.1
Other Liabilities                                                                            1,294.6      1,353.2       960.5
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Total Liabilities                                                                           35,625.2     33,560.1    30,967.8
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Stockholders' Equity
Preferred Stock                                                                                120.0        120.0       120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at March 2001 and
    December 2000 and 280,000,000 at March 2000; Outstanding 222,636,056 at March 2001,
    222,232,395 at December 2000 and 222,299,865 at March 2000                                 379.8        379.8       379.8
Capital Surplus                                                                                    -            -           -
Retained Earnings                                                                            2,287.7      2,200.0     1,945.3
Accumulated Other Comprehensive Income                                                         (13.1)       (13.2)      (13.2)
Common Stock Issuable - Stock Incentive Plans                                                  138.5        110.2        80.9
Deferred Compensation - ESOP and Other                                                         (72.1)       (57.9)      (46.2)
Treasury Stock - (at cost, 5,285,468 shares at March 2001, 5,689,129 shares at
    December 2000, and 5,621,659 shares at March 2000)                                        (268.2)      (276.7)     (215.0)
-----------------------------------------------------------------------------------------  ---------- ------------ -----------
Total Stockholders' Equity                                                                   2,572.6      2,462.2     2,251.6
=========================================================================================  ========== ============ ===========
Total Liabilities and Stockholders' Equity                                                 $38,197.8    $36,022.3   $33,219.4
=========================================================================================  ========== ============ ===========

CONSOLIDATED STATEMENT OF INCOME                      NORTHERN TRUST CORPORATION

                                                                                         First Quarter
                                                                                         Ended March 31
                                                                            --------------------  -------------------
($ In Millions Except Per Share Information)                                               2001                 2000
--------------------------------------------------------------------------  --------------------  -------------------
Noninterest Income
     Trust Fees                                                                    $      305.2         $      286.0
     Foreign Exchange Trading Profits                                                      34.9                 34.0
     Treasury Management Fees                                                              20.1                 17.1
     Security Commissions and Trading Income                                                9.6                  9.6
     Other Operating Income                                                                19.7                 15.7
     Investment Security Gains                                                                -                    -
--------------------------------------------------------------------------  --------------------  -------------------
Total Noninterest Income                                                                  389.5                362.4
--------------------------------------------------------------------------  --------------------  -------------------
Net Interest Income
     Interest Income                                                                      493.4                435.8
     Interest Expense                                                                     345.3                296.4
--------------------------------------------------------------------------  --------------------  -------------------
Net Interest Income                                                                       148.1                139.4
Provision for Credit Losses                                                                 5.0                  4.0
--------------------------------------------------------------------------  --------------------  -------------------
Net Interest Income after Provision for Credit Losses                                     143.1                135.4
--------------------------------------------------------------------------  --------------------  -------------------
Noninterest Expenses
     Compensation                                                                         170.4                164.8
     Employee Benefits                                                                     33.8                 29.2
     Occupancy Expense                                                                     24.7                 20.8
     Equipment Expense                                                                     21.2                 17.9
     Other Operating Expenses                                                              91.5                 93.4
--------------------------------------------------------------------------  --------------------  -------------------
Total Noninterest Expenses                                                                341.6                326.1
--------------------------------------------------------------------------  --------------------  -------------------
Income before Income Taxes                                                                191.0                171.7
Provision for Income Taxes                                                                 63.8                 58.4
--------------------------------------------------------------------------  --------------------  -------------------
Net Income                                                                         $      127.2         $      113.3
--------------------------------------------------------------------------  --------------------  -------------------
Net Income Applicable to Common Stock                                              $      125.8         $      112.0
--------------------------------------------------------------------------  --------------------  -------------------
Net Income Per Common Share - Basic                                                $        .57         $        .51
                            - Diluted                                                       .55                  .49
--------------------------------------------------------------------------  --------------------  -------------------
Average Number of Common Shares Outstanding - Basic                                 221,567,912          221,199,338
                                            - Diluted                               229,821,275          230,120,655
--------------------------------------------------------------------------  --------------------  -------------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME       NORTHERN TRUST CORPORATION

                                                                                                         First Quarter
                                                                                                        Ended March 31
                                                                                         -------------------  -------------------
 ($ In Millions)                                                                                         2001                 2000
---------------------------------------------------------------------------------------  --------------------  -------------------
Net Income                                                                                            $127.2               $113.3
  Other Comprehensive Income (net of tax)
     Unrealized Gains (Losses) on Securities Available for Sale
        Unrealized Holding Gains Arising during the Period (net of tax
          provision of $1.0 million)                                                                     1.5                    -
        Less:  Reclassification Adjustments for Gains Included in Net Income                               -                    -
     Unrealized Gains (Losses) on Cash Flow Hedge Designations
        Cumulative-Effect of Adopting SFAS No. 133 (net of tax benefit of $.1 million)                   (.2)                   -
        Unrealized Losses Arising During the Period (net of tax benefit of $.7 million)                 (1.9)
        Less:  Reclassification Adjustments of Losses Included in Net Income (net of
          tax benefit of $.4 million)                                                                     .7                    -
---------------------------------------------------------------------------------------  --------------------  -------------------
Other Comprehensive Income                                                                                .1                    -
---------------------------------------------------------------------------------------  --------------------  -------------------
Comprehensive Income                                                                                 $ 127.3               $113.3
---------------------------------------------------------------------------------------  --------------------  -------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                 NORTHERN TRUST CORPORATION

                                                                                    First Quarter
                                                                                   Ended March 31
                                                                     -----------------------------------------
(In Millions)                                                                         2001               2000
-------------------------------------------------------------        ----------------------  -----------------
Preferred Stock
Balance at January 1 and March 31                                                   $120.0           $  120.0
-------------------------------------------------------------        ----------------------  -----------------
Common Stock
Balance at January 1 and March 31                                                    379.8              379.8
-------------------------------------------------------------        ----------------------  -----------------
Retained Earnings
Balance at January 1                                                               2,200.0            1,870.7
Net Income                                                                           127.2              113.3
Dividend Declared - Common Stock                                                     (34.5)             (30.0)
Dividends Declared - Preferred Stock                                                  (1.4)              (1.4)
Stock Issued - Incentive Plan and Awards                                              (3.6)              (7.3)
-------------------------------------------------------------        ----------------------  -----------------
Balance at March 31                                                                2,287.7            1,945.3
-------------------------------------------------------------        ----------------------  -----------------
Accumulated Other Comprehensive Income
Balance at January 1                                                                 (13.2)             (13.2)
Other Comprehensive Income                                                              .1                  -
-------------------------------------------------------------        ----------------------  -----------------
Balance at March 31                                                                  (13.1)             (13.2)
-------------------------------------------------------------        ----------------------  -----------------
Common Stock Issuable - Stock Incentive Plans
Balance at January 1                                                                 110.2               55.0
Stock Issuable, net of Stock Issued                                                   28.3               25.9
-------------------------------------------------------------        ----------------------  -----------------
Balance at March 31                                                                  138.5               80.9
-------------------------------------------------------------        ----------------------  -----------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                                 (57.9)             (33.4)
Compensation Deferred                                                                (19.6)             (17.2)
Compensation Amortized                                                                 5.4                4.4
-------------------------------------------------------------        ----------------------  -----------------
Balance at March 31                                                                  (72.1)             (46.2)
-------------------------------------------------------------        ----------------------  -----------------
Treasury Stock
Balance at January 1                                                                (276.7)            (204.2)
Stock Options and Awards                                                              42.9               34.8
Stock Purchased                                                                      (34.4)             (45.6)
-------------------------------------------------------------        ----------------------  -----------------
Balance at March 31                                                                 (268.2)            (215.0)
-------------------------------------------------------------        ----------------------  -----------------
Total Stockholders' Equity at March 31                                            $2,572.6           $2,251.6
-------------------------------------------------------------        ----------------------  -----------------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                    NORTHERN TRUST CORPORATION

                                                                                                          First Quarter
                                                                                                          Ended March 31
                                                                                                --------------------------------
(In Millions)                                                                                              2001            2000
----------------------------------------------------------------------------------------------  ----------------  --------------
Cash Flows from Operating Activities:
Net Income                                                                                            $   127.2       $   113.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                             5.0             4.0
    Depreciation on Buildings and Equipment                                                                20.0            17.0
    (Increase) Decrease in Interest Receivable                                                             36.4            (8.0)
    Increase (Decrease) in Interest Payable                                                                14.6           (16.0)
    Amortization and Accretion of Securities and Unearned Income                                          (72.5)          (40.6)
    Amortization of Software, Goodwill and Other Intangibles                                               22.8            18.9
    Net (Increase) Decrease in Trading Account Securities                                                  (3.4)            3.3
    Other Noncash, net                                                                                    (35.1)         (109.9)
----------------------------------------------------------------------------------------------  ----------------  --------------
    Net Cash Provided by (Used In) Operating Activities                                                   115.0           (18.0)
----------------------------------------------------------------------------------------------  ----------------  --------------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell                256.6           474.9
    Net (Increase) Decrease in Time Deposits with Banks                                                 1,659.7        (1,452.1)
    Net Decrease in Other Interest-Bearing Assets                                                          93.0            31.4
    Purchases of Securities-Held to Maturity                                                              (27.7)          (37.9)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                                   40.4            32.8
    Purchases of Securities-Available for Sale                                                        (27,583.0)       (8,289.0)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                       22,276.2         5,784.7
    Net (Increase) Decrease in Loans and Leases                                                           275.6        (1,106.0)
    Purchases of Buildings and Equipment                                                                  (38.2)          (21.5)
    Purchases and Development of Computer Software                                                        (40.3)          (29.5)
    Net (Increase) Decrease in Trust Security Settlement Receivables                                      157.2          (196.1)
    Decrease in Cash Due to Acquisitions                                                                   (1.0)              -
    Other, net                                                                                             16.7              .5
----------------------------------------------------------------------------------------------  ----------------  --------------
    Net Cash Used in Investing Activities                                                              (2,914.8)       (4,807.8)
----------------------------------------------------------------------------------------------  ----------------  --------------
Cash Flows from Financing Activities:
    Net Increase in Deposits                                                                              764.0            83.7
    Net Increase in Federal Funds Purchased                                                               887.6         1,652.2
    Net Decrease in Securities Sold under Agreements to Repurchase                                       (684.7)         (198.7)
    Net Decrease in Commercial Paper                                                                       (7.9)           (1.7)
    Net Increase in Short-Term Other Borrowings                                                           533.1         3,576.8
    Proceeds from Term Federal Funds Purchased                                                          1,856.0           831.5
    Repayments of Term Federal Funds Purchased                                                         (1,386.0)       (1,415.0)
    Proceeds from Senior Notes & Long-Term Debt                                                           154.5           102.6
    Repayments of Senior Notes & Long-Term Debt                                                             (.2)         (123.6)
    Treasury Stock Purchased                                                                              (33.3)          (45.1)
    Net Proceeds from Stock Options                                                                         5.0             6.7
    Cash Dividends Paid on Common and Preferred Stock                                                     (36.0)          (31.6)
    Other, net                                                                                              5.2             2.8
----------------------------------------------------------------------------------------------  ----------------  --------------
    Net Cash Provided by Financing Activities                                                           2,057.3         4,440.6
----------------------------------------------------------------------------------------------  ----------------  --------------
    Decrease in Cash and Due from Banks                                                                  (742.5)         (385.2)
    Cash and Due from Banks at Beginning of Year                                                        2,287.8         1,977.9
----------------------------------------------------------------------------------------------  ----------------  --------------
Cash and Due from Banks at End of Year                                                                $ 1,545.3       $ 1,592.7
----------------------------------------------------------------------------------------------  ----------------  --------------
Schedule of Noncash Investing Activities:
    Transfer of Securities from Held to Maturity to Available for Sale                                $   167.0       $       -
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                                     $   330.6       $   312.4
    Income Taxes Received                                                                                  17.7             8.8
----------------------------------------------------------------------------------------------  ----------------  --------------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 2001 and 2000 have not been audited by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

-------------------------------------------------------------------------------------------------------------------
                                     March 31, 2001               December 31, 2000             March 31, 2000
                             --------------------------------------------------------------------------------------
                                   Book          Fair             Book         Fair            Book        Fair
(In Millions)                      Value         Value            Value        Value           Value       Value
-------------------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government               $    25.0     $    25.1         $   55.0    $   55.0        $   54.9     $   54.8
    Obligations of States and
        Political Subdivisions        469.2         488.4            435.7       445.1           470.6        464.9
    Federal Agency                      5.6           5.6              5.5         5.5              .9           .7
    Other                             114.9         109.9            282.2       276.5           231.6        227.8
-------------------------------------------------------------------------------------------------------------------
Subtotal                              614.7         629.0            778.4       782.1           758.0        748.2
-------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                   164.9         164.9            174.6       174.6           182.0        182.0
    Obligations of States and
        Political Subdivisions         16.5          16.5             15.7        15.7            15.3         15.3
    Federal Agency                 11,569.8      11,569.8          6,172.1     6,172.1         7,659.8      7,659.8
    Preferred Stock                    90.8          90.8            101.2       101.2           104.8        104.8
    Other                             184.4         184.4             14.2        14.2            64.8         64.8
-------------------------------------------------------------------------------------------------------------------
Subtotal                           12,026.4      12,026.4          6,477.8     6,477.8         8,026.7      8,026.7
-------------------------------------------------------------------------------------------------------------------
Trading Account                        16.8          16.8             13.4        13.4             7.7          7.7
-------------------------------------------------------------------------------------------------------------------
Total Securities                  $12,657.9     $12,672.2         $7,269.6    $7,273.3        $8,792.4     $8,782.6
-------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                  March 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                                            Book            Gross Unrealized               Fair
                                                                        -----------------------
(In Millions)                                               Value        Gains          Losses             Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                            $ 25.0         $  .1            $  -            $ 25.1
Obligations of States and Political Subdivisions            469.2          19.2               -             488.4
Federal Agency                                                5.6            .1              .1               5.6
Other                                                       114.9             -             5.0             109.9
-----------------------------------------------------------------------------------------------------------------
Total                                                      $614.7         $19.4            $5.1            $629.0
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                                 March 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                                        Amortized            Gross Unrealized              Fair
                                                                        --------------------------
(In Millions)                                             Cost            Gains          Losses            Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                         $   163.9          $1.0             $ -         $   164.9
Obligations of States and Political Subdivisions             16.7            .2              .4              16.5
Federal Agency                                           11,567.6           2.3              .1          11,569.8
Preferred Stock                                              90.9            .2              .3              90.8
Other                                                       184.5             -              .1             184.4
-----------------------------------------------------------------------------------------------------------------
Total                                                   $12,023.6          $3.7             $.9         $12,026.4
-----------------------------------------------------------------------------------------------------------------

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.1 billion on March 31, 2001, $10.5 billion on December 31, 2000 and $8.7 billion on March 31, 2000. Included in the March 31, 2001 pledged assets were securities available for sale of $711.3 million, which were pledged as collateral for repurchase agreement transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge collateral accepted from reverse repurchase agreement transactions. The total fair value of accepted collateral as of March 31, 2001, December 31, 2000 and March 31, 2000 was $269.3 million, $296.4 million and $305.6 million, respectively. The fair value of repledged collateral as of March 31, 2001, December 31, 2000 and March 31, 2000 was $88.8 million, $125.6 million and $77.2 million, respectively. Repledged collateral was used in other repurchase agreement transactions.

4. Contingent Liabilities - Standby letters of credit outstanding were $2.1 billion on March 31, 2001, $2.0 billion on December 31, 2000 and $1.9 billion on March 31, 2000.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.


---------------------------------------------------------------------------------------------------------
 (In Millions)                          March 31, 2001         December 31, 2000          March 31, 2000
---------------------------------------------------------------------------------------------------------
 Domestic
  Residential Real Estate                    $ 6,855.5                 $ 6,822.8               $ 6,347.6
  Commercial                                   5,118.3                   4,796.8                 4,700.0
  Broker                                         147.9                     126.4                   232.8
  Commercial Real Estate                         934.0                     911.0                   809.1
  Personal                                     2,111.0                   2,289.3                 1,906.0
  Other                                          795.8                   1,207.1                   970.3
  Lease Financing                              1,030.3                   1,034.4                   711.5
---------------------------------------------------------------------------------------------------------
 Total Domestic                               16,992.8                  17,187.8                15,677.3
 International                                   875.8                     956.8                   801.5
 --------------------------------------------------------------------------------------------------------
 Total Loans and Leases                      $17,868.6                 $18,144.6               $16,478.8
---------------------------------------------------------------------------------------------------------

At March 31, 2001, other domestic and international loans included $1.0 billion of overnight trust-related advances, primarily in connection with next day security settlements, compared with $1.4 billion at December 31, 2000 and $1.2 billion at March 31, 2000.

At March 31, 2001, nonperforming loans totaled $111.1 million. Included in this amount were loans with a recorded investment of $107.7 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $10.6 million had no portion of the reserve for credit losses allocated to them while impaired loans totaling $97.1 million had an allocated reserve of $29.0 million. For the first quarter of 2001, the total recorded investment in impaired loans averaged $82.5 million. There was no interest income recorded on impaired loans for the quarter ended March 31, 2001.

At March 31, 2000, nonperforming loans totaled $56.5 million and included $55.0 million of impaired loans. Of these impaired loans, $7.1 million had no portion of the reserve for credit losses allocated to them while $47.9 million had an allocated reserve of $19.0 million. Total recorded investment in impaired loans for the first quarter of 2000 averaged $56.2 million with $26 thousand of interest income recognized on such loans.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

------------------------------------------------------------------------------------------
                                                                      Three Months
                                                                     Ended March 31
------------------------------------------------------------------------------------------
 (In Millions)                                                2001                  2000
------------------------------------------------------------------------------------------
 Balance at Beginning of Period                             $162.9                $150.9
 Charge-Offs                                                   (.7)                  (.3)
 Recoveries                                                     .7                    .1
------------------------------------------------------------------------------------------
 Net Charge-Offs                                                 -                   (.2)
 Provision for Credit Losses                                   5.0                   4.0
------------------------------------------------------------------------------------------
 Balance at End of Period                                   $167.9                $154.7
------------------------------------------------------------------------------------------

The reserve for credit losses represents management's estimate of probable inherent losses that have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures.

The result is a reserve with the following components:

Specific Reserve. The amount of specific reserve is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust's credit exposures, which depend upon internal credit ratings. These loss factors primarily include management's judgment concerning the effect of the business cycle on the creditworthiness of Northern Trust's borrowers as well as historical charge-off experience.

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent reserve reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

---------------------------------------------------------------------------------------------
                                                                      First Quarter
                                                                     Ended March 31
---------------------------------------------------------------------------------------------
 ($ In Millions Except Per Share Information)                   2001                 2000
---------------------------------------------------------------------------------------------
 Basic Net Income Per Common Share
 Net Income                                                    $127.2                $113.3
 Less: Dividends on Preferred Stock                              (1.4)                 (1.3)
---------------------------------------------------------------------------------------------
 Net Income Applicable to Common Stock                         $125.8                $112.0
 Average Number of Common Shares Outstanding              221,567,912           221,199,338
 Basic Net Income Per Common Share                             $  .57                $  .51
---------------------------------------------------------------------------------------------
 Diluted Net Income Per Common Share
 Net Income Applicable to Common Stock                         $125.8                $112.0
 Average Number of Common Shares Outstanding              221,567,912           221,199,338
 Plus Dilutive Potential Common Shares:
     Stock Options                                          6,111,385             6,623,114
     Stock Incentive Plans                                  2,141,978             2,298,203
---------------------------------------------------------------------------------------------
 Average Common and Potential Common Shares               229,821,275           230,120,655
 Diluted Net Income Per Common Share                           $  .55                $  .49
---------------------------------------------------------------------------------------------

8. Bank Subordinated Notes - On February 28, 2001, The Northern Trust Company (the Bank) issued $150 million of 6.30% fixed rate subordinated notes due March 7, 2011 at a discount to yield 6.344%. Under the terms of the current offering circular and after giving effect to the February 2001 issuance, the Bank has the ability to offer up to an additional $150 million of subordinated notes and may offer senior notes from time to time, as long as there is never more than $3.7 billion of senior notes outstanding at any time.

9.   Accumulated Other Comprehensive Income

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     March 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                   Unrealized Gains           Minimum             Gains (Losses)              Accumulated
                                      (Losses) on             Pension              on Cash Flow                  Other
                                 Securities Available        Liability          Hedge Designations           Comprehensive
(In Millions)                    For Sale (net of tax)      (net of tax)           (net of tax)                 Income
-----------------------------------------------------------------------------------------------------------------------------------
Beginning Balance                        $(.9)                 $(12.3)                   $   -                   $(13.2)
Cumulative-effect of adopting
     SFAS 133                                                                              (.2)                     (.2)
Current-Period Change                     1.5                     -                       (1.2)                      .3
-----------------------------------------------------------------------------------------------------------------------------------
Ending Balance                           $ .6                  $(12.3)                   $(1.4)                  $(13.1)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                   Unrealized Gains            Minimum            Gains (Losses)              Accumulated
                                     (Losses) on               Pension             on Cash Flow                  Other
                                 Securities Available         Liability         Hedge Designations           Comprehensive
(In Millions)                   For Sale (net of tax)       (net of tax)           (net of tax)                 Income
-----------------------------------------------------------------------------------------------------------------------------------
Beginning Balance                       $(2.4)                  $(10.8)               $    -                       $(13.2)
Current-Period Change                       -                        -                     -                            -
-----------------------------------------------------------------------------------------------------------------------------------
Ending Balance                          $(2.4)                  $(10.8)               $    -                       $(13.2)
-----------------------------------------------------------------------------------------------------------------------------------

10. Accounting Standards Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In July 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 by deferring the effective date by one year to January 1, 2001 from January 1, 2000 for calendar year-end entities. Northern Trust adopted the new statement on January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, which further amended SFAS No. 133 by addressing a limited number of issues that have caused implementation difficulties. The accounting requirements of these statements are complex and the FASB continues to receive and respond to interpretation requests. The FASB's response to these interpretation requests may have an impact on Northern Trust's current and future hedge strategies. Based on the existing guidance, the January 1, 2001 adoption of these statements increased earnings by approximately $10 thousand and reduced other comprehensive income, a component of capital, by $.2 million. It is estimated that the entire January 1, 2001 balance in other comprehensive income will be reclassified into earnings within twelve months.

In addition, Northern Trust concluded that certain previous hedge strategies used to manage fixed interest rate risk in its loan portfolio would not qualify for the special hedge accounting treatment allowed by SFAS No. 133. Accordingly, management implemented alternative strategies for managing interest rate risk which included the termination and run-off of certain swap contracts used to hedge fixed rate loans and increased utilization of longer-term fixed rate liabilities. Management estimates that utilization of these alternative strategies to manage interest rate risk will reduce net interest income by approximately $750 thousand on an annualized basis.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 replaces SFAS No. 125, the previous standard of the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it retains most of the accounting requirements of SFAS No. 125. The accounting requirements of the Statement are effective for transactions occurring after March 31, 2001 and the disclosure requirements of the Statement are effective for fiscal years ending after December 15, 2000. It is not anticipated that the adoption of SFAS No. 140 will have a material effect on Northern Trust's results of operations.

11.  Business Segments

The tables on page 19, reflecting the earnings contribution of Northern Trust's business segments for the first quarter ended March 31, 2001, are incorporated by reference.


12.  Risk Management Instruments

Risk management instruments utilized by Northern Trust include the following types of derivative contracts:

Foreign Exchange Contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange risk management needs of clients. Foreign exchange contracts are also used for trading purposes and asset/liability management.

Interest Rate Protection Contracts are agreements that enable clients to transfer, modify or reduce their interest rate risk. As a seller of interest rate protection, Northern Trust receives a fee at the outset of the agreement and then assumes the risk of an unfavorable change in interest rates. Northern Trust also purchases interest rate protection contracts for asset/liability management.

Interest Rate Swap Contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.

Forward Sale Contracts represent commitments to sell a specified amount of securities at an agreed upon date and price. Northern Trust utilizes forward sale contracts principally in connection with its sale of mortgage loans.

The major risk associated with these instruments is that interest or foreign exchange rates could change in an unanticipated manner, resulting in higher interest costs or a loss in the underlying value of the instrument. These risks are mitigated by establishing limits for risk management positions, monitoring the level of actual positions taken against such established limits, monitoring the level of any interest rate sensitivity gaps created by such positions, and by using hedging techniques. When establishing position limits, market liquidity and volatility, as well as experience in each market, are all taken into account.

The estimated credit risk associated with these instruments relates to the failure of the counterparty to pay based on the contractual terms of the agreement, and is generally limited to the gross unrealized market value gains on these instruments. The amount of credit risk will increase or decrease during the lives of the instruments as interest or foreign exchange rates fluctuate. This risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities.

Derivatives Used for Asset/Liability Management

Fair Value Hedge Designations. Northern Trust may designate certain derivatives as hedges of specific fixed rate assets or liabilities on its balance sheet. The risk management policy for such hedges is to reduce or eliminate the exposure to overall changes in the value of the hedged assets or liabilities. As of March 31, 2001, one interest rate swap was designated and qualified as a hedge against the overall change in value for a specific fixed rate commercial loan. A gain of $149 thousand was recognized in earnings through March 31, 2001 to reflect the extent to which the hedge was not effective in achieving an offsetting change in the fair value of the loan. Unrealized gains and losses on such swaps are recognized as a component of interest income or expense of the hedged item.

Cash Flow Hedge Designations. Certain derivatives may be designated as hedges against exposure to variability in expected future cash flows attributable to particular risks, such as fluctuations in foreign exchange or interest rates. Northern Trust currently uses cash flow hedges to reduce or eliminate the exposure to changes in foreign exchange rates. As of March 31, 2001, certain forward foreign exchange contracts were designated and qualified as hedges against changes in certain forecasted transactions denominated in foreign currencies. A net loss of $1.4 million related to these instruments was recognized in other comprehensive income. It is estimated that essentially all of the net loss at March 31, 2001 will be reclassified into earnings within the next twelve months. Reclassifications into earnings will occur in the same periods that the hedged cash flows impact revenues or expenses. The maximum length of time over which these hedges will exist is sixteen months. There was no earnings impact due to hedge ineffectiveness through March 31, 2001.

Other Derivatives not Designated as Hedges. Forward foreign exchange contracts were used to reduce exposure to fluctuations in the dollar value of capital investments in foreign subsidiaries and from foreign currency assets and obligations. Realized and unrealized gains and losses on such contracts are recognized as a component of foreign exchange trading profits.


Client and Trading-Related Risk Management Instruments

Northern Trust is a party to various risk management instruments that are used in the normal course of business to meet the risk management needs of its clients and as part of its trading activity for its own account. Realized and unrealized gains and losses from interest risk management instruments are included in security commissions and trading income. Foreign exchange trading gains and losses are recognized currently in foreign exchange trading profits.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER EARNINGS HIGHLIGHTS

Net income increased 12% to a record $127.2 million from the $113.3 million earned in the first quarter of last year. Net income per common share on a diluted basis also increased 12% to $.55 for the first quarter, up from $.49 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 21.53% versus 21.70% reported last year, and an annualized return on average assets (ROA) of 1.45% versus 1.46% in 2000. Although revenues increased 7%, Northern Trust was able to achieve earnings growth of 12% by aggressively managing expenses, which rose only 5%, resulting in the attainment of positive operating leverage. Trust fee growth of 7%, complemented by an 11% increase in treasury management revenues and a 7% increase in net interest income, combined to increase total revenues to a record $551.5 million (stated on a fully taxable equivalent basis).

The 12% earnings per share growth exceeded Northern Trust's minimum goal of 10%, and the ROE surpassed 20% for the sixteenth consecutive quarter. The productivity ratio of 161% also exceeded the corporate goal of 160%.

Noninterest Income

Noninterest income increased 7% and totaled $389.5 million for the quarter, accounting for 71% of total taxable equivalent revenue. Trust fees of $305.2 million increased 7% or $19.2 million over the like period of 2000 and represented 78% of noninterest income and 55% of total taxable equivalent revenue. Trust fee growth resulted from strong new business, offset in part by lower equity markets. Trust fees in the quarter attributable to 2000 acquisitions totaled $3.3 million. Trust assets under administration grew to $1.65 trillion, up 3% since March 31, 2000, but declined 2% since December 31, 2000 as a result of lower equity markets. Trust assets under the management of Northern Trust grew $13.5 billion since last year to $336.6 billion and were down just $1.4 billion from December 31, 2000.

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

Trust fees from Personal Financial Services (PFS) increased 7% from the prior year level of $145.5 million and totaled $156.1 million for the first quarter. This performance reflects continued strong new business throughout Northern Trust's national PFS network, offset in part by lower equity markets. All twelve states in the PFS network recorded increases in trust fees, with the largest states ranging from 1% in Florida to 14% in Texas. The Wealth Management Group continued to show strong performance with trust fees increasing 11%, and now administers $59.6 billion for significant family asset pools worldwide, up 5% from March 31, 2000. Total personal trust assets under administration totaled $160.0 billion at March 31, 2001, compared to $162.1 billion at March 31, 2000 and $168.8 billion at December 31, 2000. Of these assets under administration, $93.3 billion is managed by Northern Trust, compared to $97.3 billion one year ago and $98.1 billion at December 31, 2000. At March 31, 2001, approximately 53% of the personal trust assets under administration and 49% of assets under management were invested in equity securities. Net new recurring PFS trust business sold during the first quarter totaled approximately $15 million in annualized fees.

Northern Trust continued the expansion of the PFS network of offices with the April 2001 opening of a full service office in Weston, Florida. Northern Trust now has Personal Financial Services offices in 82 locations in twelve states, up from 76 offices in ten states at the end of last year's first quarter.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 6% and totaled $149.1 million compared to $140.5 million in the year-ago quarter, reflecting strong new business growth, offset in part by lower equity markets. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide. Custody fees increased to $50.7 million, up 16%, reflecting strong new business and fees associated with the May 2000 acquisition of Northern Trust (Ireland) Limited. Fees from asset management increased 3% to $43.8 million. Securities lending fees of $29.9 million were $2.3 million below the year-ago quarter, which benefited from the carryover effect of higher Year 2000-related spreads. Strong new business results increased fees generated by Northern Trust Retirement Consulting, L.L.C., to $15.3 million, up 17% from last year's first quarter.

Total C&IS trust assets under administration totaled $1.49 trillion at March 31, 2001, compared to $1.44 trillion at March 31, 2000 and $1.51 trillion at December 31, 2000. Of the C&IS trust assets under administration, $243.3 billion is managed by Northern Trust, up 8% from March 31, 2000 and 1% higher than at year-end. At March 31, 2001, approximately 37% of assets under administration and 25% of assets under management were invested in domestic equity securities. Trust assets under administration included approximately $418 billion of global custody assets. Net new recurring C&IS trust business sold during the quarter totaled approximately $19 million in annualized fees.

Foreign exchange trading profits were $34.9 million for the quarter, up 3% from the first quarter of 2000. The current year quarter benefited from market volatility in the yen and a higher level of client transaction volume.

Total treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $28.7 million, up 11% from last year's first quarter, due to new business and higher transaction volumes from existing clients. The fee portion of these revenues accrued in the quarter was $20.1 million, up 18% from $17.1 million in the comparable quarter last year, partly as a result of more clients electing to pay for services in fees rather than in compensating deposit balances.

Revenues from security commissions and trading income totaled $9.6 million, unchanged from the first quarter of 2000. Other operating income was $19.7 million for the first quarter compared with $15.7 million in the same period of last year. The increase in other operating income resulted primarily from higher trust deposit-related revenues and loan service fees.

Net Interest Income

Net interest income for the quarter totaled a record $148.1 million, 6% higher than the $139.4 million reported in the first quarter of 2000. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was a record $162.0 million, up 7% from the $150.8 million reported in the first quarter of 2000. The increase in net interest income reflects 14% growth in average earning asset levels and a 10% increase in noninterest-related funding sources, primarily demand deposits and equity. The net interest margin narrowed to 2.05% versus 2.16% reported in the year-ago quarter, but improved from 1.96% in the fourth quarter of 2000. The decrease from a year ago is due primarily to the increase in short-term, lower-margin federal agency securities and a greater reliance on interest-related funding sources. The improvement from the fourth quarter reflects the benefit of lower interest rates, growth in equity and higher loan volume.

Earning assets for the first quarter averaged $32.1 billion, up 14% from the $28.1 billion average for the same quarter of 2000. The $4.0 billion growth in average earning assets was comprised of a $2.1 billion or 14% increase in loans and leases and a 23% or $1.9 billion increase in securities. Money market assets averaged $4.5 billion for the quarter, unchanged from last year.

The loan growth was concentrated predominantly in the domestic portfolio, which increased $2.0 billion to average $17.0 billion, while international loans increased by $138 million to $721 million from a year ago. Reflecting strong growth in lending to Wealth Management and private banking clients, personal loans increased $554 million or 33% to average $2.3 billion on average for the quarter. Residential mortgage loans, which represent 39% of the total average loan portfolio, increased $559 million or 9% to average $6.8 billion for the quarter. Commercial and industrial loans increased 9% to average $5.0 billion compared to $4.6 billion in last year's first quarter, while lease financing increased 49% to average $1.0 billion.

Funding for the growth in earning assets came from several sources. Total interest-related deposits averaged $17.9 billion, up 11% or $1.8 billion from the first quarter of 2000. This growth was concentrated primarily in foreign office time deposits, up $775 million as a result of increased global custody activity, non-personal time deposits, up $504 million, and savings, money market deposits and savings certificates, up $532 million. Other interest-related funds averaged $9.3 billion, up $1.7 billion or 23% compared to a year ago, due predominantly to higher levels of borrowings from the Federal Home Loan Bank and securities sold under agreements to repurchase. Partially offsetting these increases were lower levels of federal funds purchased. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, growth in lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 10% to average $4.9 billion due to growth in common stockholders' equity resulting from retained earnings, and to higher levels of demand deposits.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the first quarter compared to $4.0 million for the same quarter last year and $5.0 million in the fourth quarter of 2000. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 22.

Noninterest Expenses

Noninterest expenses totaled $341.6 million for the quarter, an increase of 5% or $15.5 million from the $326.1 million in the year-ago quarter. Expense growth has been reduced from the rate experienced in recent quarters partially as a result of initiatives implemented by management to reduce certain discretionary expenses. These initiatives include closely monitoring staffing levels, limiting staff-related and other discretionary expenses, and modifying some cash incentive plans for 2001 to include a stock option grant component. This last initiative resulted in a $5.7 million expense savings in the quarter when compared to programs in place prior to this initiative. Approximately two-thirds of the increase in noninterest expenses related to compensation and employee benefits and was primarily attributable to staff growth and merit increases, partially offset by lower performance-based pay. The balance of the expense growth reflects increased costs associated with technology investments (including e-business initiatives), business promotion, office expansion, and operating costs relating to the significant growth in transaction volumes. Noninterest expenses resulting from the two second quarter 2000 acquisitions totaled $3.9 million in the current quarter.

Compensation and employee benefits, which represent approximately 60% of total noninterest expenses, increased to $204.2 million from $194.0 million in the year-ago quarter. The increase was primarily attributable to staff growth and merit increases, partially offset by lower performance-based pay. Performance-based pay in the prior year quarter was impacted by the significant increase in the price of Northern Trust Corporation common stock during that quarter. Current quarter performance-based compensation levels reflect the impact of slower revenue growth, lower investment portfolio performance and the modifications made to incentive plans. Staff levels increased from one year ago to support growth initiatives and strong new business in both PFS and C&IS. Staff on a full-time equivalent basis at March 31, 2001 totaled 9,537, up 837 or 10% from March 31, 2000. Since December 31, 2000, staff has increased by only 71 positions, or less than 1%.

Net occupancy expense totaled $24.7 million, up 19% from $20.8 million in the first quarter of 2000, due primarily to the opening of additional PFS offices over the past twelve months and additional space leased to support business growth. The principal components of the increase in occupancy expense were higher net rental, operating and maintenance costs, building depreciation and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $21.2 million, up 18% from the $17.9 million reported in the first quarter of 2000. The increases were primarily in depreciation of computer hardware and office furniture, higher maintenance costs for computers and equipment, and increased costs for data line leases.

Other operating expenses in the quarter totaled $91.5 million compared to $93.4 million last year. The decline in other operating expenses reflect the net impact of several factors. Among other things, expenses were reduced as a result of lower stock-related director compensation, a decrease in subcustodian and sub-advisor costs, and a reduction in charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. These lower expenses more than offset higher costs associated with continued investment in technology, expansion of the PFS office network and other expenditures to support business growth. The following table shows the components of other operating expenses.

------------------------------------------------------------------------------------------
                                                                         First Quarter
Other Operating Expenses                                                 Ended March 31
------------------------------------------------------------------------------------------
(In Millions)                                                        2001             2000
------------------------------------------------------------------------------------------
Business Development                                                $13.7            $12.9
Purchased Professional Services                                      31.4             30.5
Telecommunications                                                    4.8              4.6
Postage and Supplies                                                  7.0              7.1
Software Amortization                                                18.7             15.4
Goodwill and Other Intangibles Amortization                           4.1              3.5
Other Expenses                                                       11.8             19.4
------------------------------------------------------------------------------------------
Total Other Operating Expenses                                      $91.5            $93.4
------------------------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $63.8 million for the first quarter compared with $58.4 million in the year-ago quarter. The higher tax provision in 2001 resulted primarily from the growth in taxable earnings for federal income tax purposes. The effective tax rate for the first quarter was 33.4% compared to 34.0% for the first quarter of 2000.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the first quarter ended March 31, 2001 and 2000.

                                           Corporate and
                                           Instititional            Personal Financial        Treasury and             Total
First Quarter                                Services                   Services                   Other            Consolidated
------------------------------------------------------------------------------------------------------------------------------------
($ In Millions)                         2001          2000        2001         2000        2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                      $   149.1     $   140.5   $   156.1    $   145.5   $       -    $      -   $   305.2   $   286.0
   Other                                65.2          60.0        18.0         17.3         1.1         (.9)       84.3        76.4
Net Interest Income after
   Provision for Credit Losses*         46.5          42.1       106.8        102.6         3.7         2.1       157.0       146.8
Noninterest Expenses                   167.3         148.9       169.9        154.6         4.4        22.6       341.6       326.1
------------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*             93.5          93.7       111.0        110.8          .4       (21.4)      204.9       183.1
Provision for Income Taxes*             36.3          36.4        43.0         43.1        (1.6)       (9.7)       77.7        69.8
Net Income                         $    57.2     $    57.3   $    68.0    $    67.7   $     2.0    $  (11.7)  $   127.2   $   113.3
------------------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                           45%           51%         53%          60%          2%       (11)%        100%       100%
------------------------------------------------------------------------------------------------------------------------------------
Average Assets                     $18,234.4     $15,662.9   $14,578.1    $12,548.3    $2,842.5    $3,048.8   $35,655.0   $31,260.0
------------------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.9 million for 2001 and $11.4 million for 2000.
Note: Certain reclassifications have been made to 2000 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $57.2 million, virtually unchanged from the first quarter of 2000. Noninterest income increased 7% to $214.3 million in the first quarter of 2001 from $200.5 million in last year's first quarter. Trust fees, reflecting strong new business growth, offset in part by lower equity markets, increased 6% to $149.1 million in the current quarter compared to $140.5 million in the year-ago quarter. Other income was $65.2 million, up 9% from $60.0 million in last year's first quarter. Approximately one-third of the increase in other operating income was due to higher fees accrued for treasury management services due to new business, higher transaction volumes from existing clients and clients electing to pay for services in fees rather than in compensating deposit balances. The remainder of the increase in other income was due primarily to higher trust deposit-related revenues and loan service fees.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 11% to $46.5 million in the current quarter, from $42.1 million
in last year's first quarter.   Contributing to the improvement was a 17%
increase in average earning assets, combined with a 12% increase in noninterest-related funds. The net interest margin declined from 1.43% last year to 1.34% in the current quarter.

Noninterest expenses increased 12% to $167.3 million in the current quarter due primarily to staff growth, merit increases, higher occupancy costs and expense allocations for product and operations support.

Personal Financial Services


PFS net income for the quarter was $68.0 million, virtually unchanged from a year ago. Noninterest income increased 7% to $174.1 million in the current quarter from $162.8 million in last year's first quarter. The increase was due primarily to a 7% increase in trust fees, which totaled $156.1 million in the current quarter, resulting from strong new business throughout Northern Trust's national PFS network, offset in part by lower equity markets. Other income increased 4% from $17.3 million in last year's first quarter to $18.0 million in the current quarter, due primarily to a 23% increase in treasury management fees and higher loan-related and letter of credit fees.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 4% to $106.8 million in the current quarter. The increase was due primarily to a $1.6 billion or 14% increase in average loan volume, offset in part by a reduction in the net interest margin from 3.34% last year to 3.04% in 2001.

Noninterest expenses increased 10% to $169.9 million in the current quarter from $154.6 million in last year's first quarter. Approximately $3.0 million or 20% of the total increase related to salaries and employee benefits, driven by staff growth and merit increases. An additional $11.1 million of the overall increase resulted from higher expense allocations for product and operations support. In addition, occupancy costs were $.8 million or 11% higher as a result of opening new PFS offices and the expansion of existing locations.

Treasury and Other

The Treasury Department is responsible for managing The Northern Trust Company's
(Bank) wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments. It is also responsible for the investment portfolios of the Corporation and the Bank. "Other" corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the first quarter was up slightly from a year ago resulting primarily from the impact of falling interest rates in 2001. Noninterest expenses totaled $4.4 million for the quarter compared with $22.6 million in last year's first quarter. Approximately 60% of the decline in other operating expenses relates to lower accruals for certain corporate-based incentive plans for officers and directors, which were impacted by changes in Northern Trust Corporation's stock price and slower revenue growth. In addition, the prior year quarter included accruals for incentive and other expenses associated with the earlier than anticipated retirement of certain Bank officers. Treasury and other expenses were also reduced as more occupancy related costs were allocated to the business units as a result of the technology center, purchased in January 2000, becoming fully utilized.

BALANCE SHEET

Total assets at March 31, 2001 were $38.2 billion and averaged $35.7 billion for the first quarter, up 14% from last year's average of $31.3 billion. Due to continued strong credit demand, loans and leases grew to $17.9 billion at March 31, 2001 and averaged $17.7 billion for the quarter. This compares with $16.5 billion in total loans and leases at March 31, 2000 and $15.6 billion on average for the first quarter of last year. Securities totaled $12.7 billion at March 31, 2001 and averaged $9.9 billion for the first quarter, compared to $8.8 billion at March 31, 2000 and $8.0 billion on average in the first quarter of 2000. The increase was primarily in short-term federal agency securities. Money market assets totaled $3.9 billion at March 31, 2001 and averaged $4.5 billion in the first quarter, unchanged from the year-ago quarter.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $2.45 billion at March 31, 2001 and averaged $2.37 billion for the quarter, up 14% from the $2.08 billion average in last year's first quarter. Total stockholders' equity averaged $2.49 billion compared with $2.20 billion in the first quarter of 2000.

During the quarter, the Corporation acquired a total of 463,395 shares at a cost of $34.4 million. An additional 6.7 million shares may be purchased after March 31, 2001 under the current stock buyback program.

Northern Trust's risk-based capital ratios remained strong at 10.1% for tier 1 capital and 13.7% for total capital at March 31, 2001. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 7.3% at March 31, 2001, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at March 31, 2001 were 8.6% for tier 1 capital, 12.3% for total capital and 6.2% for the leverage ratio. Each of Northern Trust's other subsidiary banks had a ratio of 10.3% or higher for tier 1 capital, 11.2% for total risk-based capital, and 6.7% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned
(OREO). Nonperforming assets at March 31, 2001 totaled $112.7 million, compared with $78.5 million at December 31, 2000 and $58.6 million at March 31, 2000. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $111.1 million, or .65% of total domestic loans and leases at March 31, 2001. At December 31, 2000 and March 31, 2000, domestic nonaccrual loans and leases totaled $76.3 million and $56.5 million, respectively. The increase during the quarter primarily reflects the impact of one large commercial loan to a manufacturing company that filed for Chapter 11 reorganization at the beginning of April 2001.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

(In Millions)                                     March 31, 2001       December 31, 2000     March 31, 2000
-----------------------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic
      Residential Real Estate                             $  4.2                   $ 2.9              $ 5.6
      Commercial                                           104.8                    71.2               48.2
      Commercial Real Estate                                 1.4                     1.8                2.0
      Personal                                                .7                      .4                 .7
-----------------------------------------------------------------------------------------------------------
   Total Domestic                                          111.1                    76.3               56.5
   International                                               -                       -                  -
-----------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                     111.1                    76.3               56.5
Other Real Estate Owned                                      1.6                     2.2                2.1
-----------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                $112.7                   $78.5              $58.6
Total 90 Day Past Due Loans (still accruing)              $ 31.1                   $30.5              $25.2
-----------------------------------------------------------------------------------------------------------

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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the three months ended March 31, 2001 and March 31, 2000 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the inherent reserve at March 31, 2001, December 31, 2000 and March 31, 2000.

----------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
----------------------------------------------------------------------------------------------------------------------------------

                                         March 31, 2001             December 31, 2000                  March 31, 2000
                                ----------------------------------------------------------------------------------------
                                                 Percent of                    Percent of                      Percent of
                                    Reserve        Loans to       Reserve        Loans to        Reserve         Loans to
($ in millions)                      Amount     Total Loans        Amount     Total Loans         Amount      Total Loans
---------------------------------------------------------------------------------------------------------------------------
Specific Reserve                     $ 29.0          -   %         $ 24.3          -   %           $ 19.0          -   %
--------------------------------------------------------------------------------------------------------------------------
Inherent Reserve
  Residential Real Estate               9.5            38             9.6            38              11.3            39
  Commercial                           80.4            29            79.1            27              73.0            29
  Commercial Real Estate               13.1             5            13.2             5              12.6             5
  Personal                              4.2            12             4.3            13               3.3            12
  Other                                   -             5               -             6                 -             6
  Lease Financing                       2.9             6             2.9             6               2.9             4
  International                         3.9             5             3.4             5               4.2             5
  Unallocated                          24.9          -               26.1          -                 28.4          -
------------------------------------------------------------------------------------------------------------------------
Total Inherent Reserve               $138.9           100%         $138.6           100%           $135.7           100%
------------------------------------------------------------------------------------------------------------------------
Total Reserve                        $167.9           100%         $162.9           100%           $154.7           100%
------------------------------------------------------------------------------------------------------------------------

Specific Reserve. At March 31, 2001, the specific component of the reserve stood at $29.0 million, compared to $24.3 million at December 31, 2000 and $19.0 million at March 31, 2000. The $4.7 million increase from year-end 2000 primarily relates to the loss estimated on a large commercial loan to a manufacturing company that filed for Chapter 11 reorganization at the beginning of April 2001.

Allocated Inherent Reserve. The allocated inherent portion of the reserve increased by $1.5 million during the quarter to $114.0 million at March 31, 2001, primarily reflecting the impact of lowering the credit ratings on several commercial loans during the quarter. This increase was partially offset by a reduction in reserves allocated to off-balance sheet instruments, as certain loss factors were lowered to reflect current exposure in unused commercial loan commitments and standby letters of credit, while counterparty risk associated with derivative products continued to increase.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $24.9 million, a decrease of $1.2 million from December 31, 2000, reflecting management's judgment that there have been only minor changes in the factors affecting this component of the reserve.

Other Factors. During the quarter ended March 31, 2001, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At that time, the total amount of the two highest risk loan groupings, those rated "7" and "8" (based on Northern Trust's internal rating scale, which closely parallels that of the banking regulators), was $171 million, of which $107.7 million was classified as impaired, up from $153 million at December 31, 2000 when $74.7 million was impaired, and $81 million at March 31, 2000 when $55.0 million was impaired. These increases primarily reflect rating changes on certain loans, with the most significant rating changes caused by two commercial clients that filed for protection under Chapter 11 bankruptcy laws.

Total Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $167.9 million at March 31, 2001 compared to $162.9 million at December 31, 2000. The reserve as a percentage of total loans increased to .94% at March 31, 2001 from .90% at December 31, 2000.

Provision. The resulting provision for credit losses was $5.0 million during the first quarter of 2001.

MARKET RISK MANAGEMENT

As described in the 2000 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust's interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2000.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, dividend policy, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, changes in securities market prices, credit quality, planned capital expenditures and technology spending, and the effect of various matters (including changes in accounting standards and interpretations) on Northern Trust's business and results. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

 . Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets.

 . Regulatory developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

 . Changes in the nature of Northern Trust's competition resulting from industry consolidation, enactment of the Gramm-Leach-Bliley Act of 1999, and other regulatory changes and other factors, as well as actions taken by particular competitors.

 . Northern Trust's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

 . Northern Trust's ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients' needs.

 . Northern Trust's success in further developing and executing on implementing initiatives that integrate the Internet into methods of product distribution, new business development and client service.

 . Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls, address technology risks, including material systems interruptions or errors, and attract and retain capable staff in order to deal with technology challenges and increasing volume and complexity in many of its businesses.

 . Northern Trust's success in integrating recent and future acquisitions and using the acquired businesses to execute its business strategy.

 . The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

 . Changes in tax laws or other legislation in the U.S. or other countries that could affect Northern Trust or clients of its personal and institutional asset administration businesses.


Some of these uncertainties that may affect future results are discussed in more detail in the section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Risk Management" in the 2000 Annual Report to Shareholders (pp. 38-48) and in the sections of "Item 1 - Business" of the 2000 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 7-12). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.


CONSOLIDATED AVERAGE STATEMENT OF CONDITION           NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                           First Quarter
                                                     -------------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                  2001                                        2000
                                                     ---------------------------------------   -------------------------------------
($ in Millions)                                      Interest     Volume           Rate        Interest       Volume        Rate
---------------------------------------------------- ------------------------  -------------   ----------  -------------  ----------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements         $ 10.8      $    741.9        5.89%      $ 11.0      $   770.4         5.77%
    Time Deposits with Banks                           47.5         3,763.9        5.12         47.2        3,708.8         5.11
    Other Interest-Bearing                               .4            24.3        6.73          1.0           58.3         6.90
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Money Market Assets                              58.7         4,530.1        5.25         59.2        4,537.5         5.25
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Securities
    U.S. Government                                     3.4           208.8        6.66          3.6          250.2         5.74
    Obligations of States and Political Subdivisions    9.1           453.9        8.03         10.0          487.3         8.24
    Federal Agency                                    128.4         8,803.2        5.91        103.9        6,877.3         6.08
    Other                                               7.4           397.7        7.47          7.6          391.4         7.77
    Trading Account                                      .2            14.8        6.06           .2           11.7         7.70
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Securities                                      148.5         9,878.4       6.09         125.3        8,017.9         6.28
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Loans and Leases                                      300.1        17,713.9       6.87         262.7       15,577.2         6.78
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Earning Assets                                 $507.3        32,122.4       6.40%       $447.2       28,132.6         6.39%
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Reserve for Credit Losses                                 -          (165.4)         -             -         (152.8)           -
Cash and Due from Banks                                   -         1,448.6          -             -        1,401.2            -
Other Assets                                              -         2,249.4          -             -        1,879.0            -
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Assets                                              -      $ 35,655.0          -             -      $31,260.0            -
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------

Average Source of Funds
Deposits
    Savings and Money Market                         $ 54.8      $  5,620.6       3.96%       $ 45.3      $ 5,166.3         3.53%
    Savings Certificates                               34.7         2,351.3       5.98          31.4        2,273.5         5.56
    Other Time                                         17.8         1,293.0       5.57          11.1          789.2         5.65
    Foreign Offices Time                              102.9         8,642.1       4.83          96.7        7,866.8         4.94
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Deposits                                        210.2        17,907.0       4.76         184.5       16,095.8         4.61
Federal Funds Purchased                                34.0         2,492.4       5.54          38.9        2,689.5         5.81
Repurchase Agreements                                  23.3         1,726.3       5.47          17.2        1,244.3         5.57
Commercial Paper                                        2.0           140.1       5.72           2.1          138.9         6.02
Other Borrowings                                       50.9         3,469.6       5.95          29.3        2,048.4         5.76
Senior Notes                                            8.6           500.0       6.86           8.6          512.1         6.71
Long-Term Debt                                         11.9           684.5       6.97          11.3          644.7         7.04
Debt - Floating Rate Capital Securities                 4.4           267.7       6.51           4.5          267.6         6.71
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Interest-Related Funds                          345.3        27,187.6       5.15         296.4       23,641.3         5.04
Interest Rate Spread                                      -               -       1.25%            -              -        1.35%
Noninterest-Related Deposits                              -         4,750.9          -             -        4,411.7           -
Other Liabilities                                         -         1,225.7          -             -        1,011.6           -
Stockholders' Equity                                      -         2,490.8          -             -        2,195.4           -
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Total Liabilities and Stockholders' Equity                -      $ 35,655.0          -             -      $31,260.0           -
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------
Net Interest Income/Margin                           $162.0               -       2.05%       $150.8              -        2.16%
---------------------------------------------------- -------  --------------  -------------   -------     ----------     ----------


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                                                       First Quarter 2001/2000
                                                                                               -------------------------------------
                                                                                                    Change Due To
                                                                                               -------------------------
(In Millions)                                                                                    Volume            Rate      Total
--------------------------------------------------------------------------------------------   ----------  -------------  ----------
Earning Assets                                                                                    $62.5           $(2.4)     $60.1
Interest-Related Funds                                                                             46.9             2.0       48.9
--------------------------------------------------------------------------------------------   ---------  -------------  ----------
Net Interest Income                                                                               $15.6           $(4.4)     $11.2
--------------------------------------------------------------------------------------------   ---------  -------------  ----------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.


The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 24 and footnote 12 on pages 12 and 13 of this document.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of the stockholders of Northern Trust Corporation was held on April 17, 2001 for the purpose of electing fourteen Directors to hold office until the next annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of the management's nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the Corporation's Proxy Statement, votes withheld from some (but less than all) of the candidates were distributed by the proxies among candidates with respect to whom authority was not withheld. There were no broker non-votes with respect to any candidates.


          NOMINEES                     FOR           WITHHELD
          --------                     ---           --------

          Duane L. Burnham         196,958,842       904,650
          Dolores E. Cross         196,905,278       904,650
          Susan Crown              196,952,799       904,650
          Robert S. Hamada         197,003,110       904,650
          Barry G. Hastings        196,930,473       904,650
          Robert A. Helman         195,541,608       904,650
          Arthur L. Kelly          196,764,092       904,650
          Frederick A. Krehbiel    196,980,594       904,650
          Robert C. McCormack      196,999,146       904,650
          Edward J. Mooney         196,960,400       904,650
          William A. Osborn        196,938,662       904,650
          Harold B. Smith          196,964,701       904,650
          William D. Smithburg     196,166,779       904,650
          Bide L. Thomas           196,771,984       904,650

Item 6.     Exhibits and Reports on Form 8-K


     (a)    Exhibits
            --------

            Exhibit (99) Edited version of remarks delivered by Mr. William A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 17, 2001.


     (b)    Reports on Form 8-K
            -------------------

            In a report on Form 8-K filed January 16, 2001, Northern Trust Corporation incorporated in Item 5 its January 16, 2001 press release, reporting on its earnings for the fourth quarter of 2000. The press release, with summary financial information, was filed pursuant to Item 7.

            In a report on Form 8-K filed February 23, 2001, Northern Trust Corporation incorporated in Item 5 the Registrant's consolidated financial statements (including the notes thereto) for the year ended December 31, 2000, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations.

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



                              NORTHERN TRUST CORPORATION
                              --------------------------
                                      (Registrant)



Date: May 11, 2001            By: Perry R. Pero
                                  -------------
                                  Perry R. Pero
                                  Vice Chairman
                                  and Chief Financial Officer


Date: May 11, 2001            By: Harry W. Short
                                  --------------
                                  Harry W. Short
                                  Executive Vice President and Controller
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Stockholders may obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit
Number         Description
------         -----------

Exhibit (99)   Edited version of remarks delivered by Mr. William A. Osborn at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 17, 2001.