Form 10-Q
period 2001-06-30
NORTHERN TRUST CORP
filed 2001-08-10
CIK 73124

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q


     [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------


                  For the Quarterly Period Ended June 30, 2001

                                       OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    ---------------

                           Commission File No. 0-5965

                           NORTHERN TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                          36-2723087
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       50 South La Salle Street
          Chicago, Illinois                                     60675
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


                    222,609,563 Shares - $1.66 2/3 Par Value

              (Shares of Common Stock Outstanding on June 30, 2001)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET                                                                                NORTHERN TRUST CORPORATION


                                                                                      June 30          December 31          June 30
                                                                              ----------------   ------------------  ---------------
($ In Millions Except Share Information)                                                 2001                 2000             2000
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Assets

Cash and Due from Banks                                                              $2,224.3             $2,287.8         $1,932.6
Federal Funds Sold and Securities Purchased under Agreements to Resell                  355.7                549.8            504.5
Time Deposits with Banks                                                              3,598.0              5,193.8          3,748.5
Other Interest-Bearing                                                                   23.7                121.3             28.9
Securities
     Available for Sale                                                               8,905.2              6,477.8         10,397.8
     Held to Maturity (Fair value - $612.7 at June 2001, $782.1 at December
      2000, $775.3 at June 2000)                                                        602.4                778.4            789.0
     Trading Account                                                                     11.2                 13.4             12.2
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Securities                                                                      9,518.8              7,269.6         11,199.0
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Loans and Leases

     Commercial and Other                                                            11,070.6             11,321.8         10,761.2
     Residential Mortgages                                                            7,124.3              6,822.8          6,519.5
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Loans and Leases (Net of unearned income - $367.5 at June 2001,
 $365.3 at December 2000, $352.8 at June 2000)                                       18,194.9             18,144.6         17,280.7
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Reserve for Credit Losses                                                              (159.7)              (162.9)          (159.3)
Buildings and Equipment                                                                 480.4                448.1            394.5
Customers' Acceptance Liability                                                          24.0                  9.3             33.1
Trust Security Settlement Receivables                                                   544.9                615.2            617.6
Other Assets                                                                          1,378.8              1,545.7          1,268.0
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Assets                                                                        $36,183.8            $36,022.3        $36,848.1
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Liabilities

Deposits

     Demand and Other Noninterest-Bearing                                            $4,303.9             $4,547.7         $4,249.2
     Savings and Money Market Deposits                                                5,486.5              5,521.7          5,274.2
     Savings Certificates                                                             2,173.6              2,331.2          2,238.6
     Other Time                                                                       1,429.6                427.3          1,040.2
     Foreign Offices - Demand                                                         1,422.2                827.5          1,050.7
                     - Time                                                           8,030.4              9,172.5          8,459.3
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Deposits                                                                       22,846.2             22,827.9         22,312.2
Federal Funds Purchased                                                               1,605.1              3,615.0          1,054.4
Securities Sold Under Agreements to Repurchase                                        1,277.2              1,577.1          3,050.1
Commercial Paper                                                                        144.6                142.4            145.1
Other Borrowings                                                                      4,722.7              2,629.5          5,494.6
Senior Notes                                                                            500.0                500.0            500.0
Long-Term Debt                                                                          767.2                638.1            638.3
Debt - Floating Rate Capital Securities                                                 267.7                267.6            267.6
Liability on Acceptances                                                                 24.0                  9.3             33.1
Other Liabilities                                                                     1,368.0              1,353.2          1,047.8
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Liabilities                                                                    33,522.7             33,560.1         34,543.2
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Stockholders' Equity

Preferred Stock                                                                         120.0                120.0            120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at June
 2001, December 2000, and June 2000; Outstanding 222,609,563 at June 2001,
 222,232,395 at December 2000 and 221,849,731 at June 2000                              379.8                379.8            379.8
Capital Surplus                                                                             -                    -                -
Retained Earnings                                                                     2,376.6              2,200.0          2,034.8
Accumulated Other Comprehensive Income                                                  (13.2)               (13.2)           (13.1)
Common Stock Issuable - Stock Incentive Plans                                           154.6                110.2            113.3
Deferred Compensation                                                                   (80.5)               (57.9)           (74.2)
Treasury Stock - (at cost, 5,311,961 shares at June 2001, 5,689,129 shares
 at December 2000, and 6,071,793 shares at June 2000)                                  (276.2)              (276.7)          (255.7)
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Stockholders' Equity                                                            2,661.1              2,462.2          2,304.9
----------------------------------------------------------------------------  ----------------   ------------------  ---------------
Total Liabilities and Stockholders' Equity                                          $36,183.8            $36,022.3        $36,848.1
----------------------------------------------------------------------------  ----------------   ------------------  ---------------


CONSOLIDATED STATEMENT OF INCOME                                                                        NORTHERN TRUST CORPORATION

                                                                             Second Quarter                     Six Months
                                                                             Ended June 30                     Ended June 30
                                                                     ------------------------------   ----------------------------
($ In Millions Except Per Share Information)                                  2001            2000            2001           2000
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Noninterest Income

        Trust Fees                                                          $317.7          $305.6          $622.9         $591.6
        Foreign Exchange Trading Profits                                      40.5            42.1            75.4           76.1
        Treasury Management Fees                                              20.6            18.2            40.7           35.3
        Security Commissions and Trading Income                                8.5             8.3            18.1           17.9
        Other Operating Income                                                27.0            18.7            46.7           34.4
        Investment Security Gains                                                -               -               -              -
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Total Noninterest Income                                                     414.3           392.9           803.8          755.3
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Interest Income

        Interest Income                                                      449.7           499.9           943.1          935.7
        Interest Expense                                                     303.3           359.1           648.6          655.5
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Interest Income                                                          146.4           140.8           294.5          280.2
Provision for Credit Losses                                                   11.5            10.0            16.5           14.0
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Interest Income after Provision for Credit Losses                        134.9           130.8           278.0          266.2
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Noninterest Expenses

        Compensation                                                         175.5           170.0           345.9          334.8
        Employee Benefits                                                     31.5            27.3            65.3           56.5
        Occupancy Expense                                                     25.3            22.2            50.0           43.0
        Equipment Expense                                                     21.6            18.5            42.8           36.4
        Other Operating Expenses                                              97.9           100.2           189.4          193.6
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Total Noninterest Expenses                                                   351.8           338.2           693.4          664.3
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Income before Income Taxes                                                   197.4           185.5           388.4          357.2
Provision for Income Taxes                                                    66.1            62.5           129.9          120.9
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Income                                                                  $131.3          $123.0          $258.5         $236.3
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Income Applicable to Common Stock                                       $130.2          $121.6          $256.0         $233.6
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Income Per Common Share - Basic                                          $ .59           $ .55           $1.16          $1.06
                            - Diluted                                          .57             .53            1.12           1.01
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Average Number of Common Shares Outstanding - Basic                    221,701,482     221,010,593     221,635,066    221,104,966
                                            - Diluted                  229,484,490     230,503,264     229,651,680    230,311,960
------------------------------------------------------------------   --------------   -------------   -------------  -------------



CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                                                          NORTHERN TRUST CORPORATION

                                                                             Second Quarter                     Six Months
                                                                             Ended June 30                     Ended June 30
                                                                     ------------------------------   ----------------------------
                                                                     ------------------------------   ----------------------------
(In Millions)                                                                 2001            2000            2001           2000
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Net Income                                                                  $131.3         $ 123.0          $258.5         $236.3
  Other Comprehensive Income (net of tax)
     Unrealized Gains (Losses) on Securities Available for Sale
        Unrealized Holding Gains Arising during the Period (net
          of tax provision of $.2 million and $.5 million for
          the second quarters ended June 30, 2001 and 2000,
          respectively.  Net of tax provision of $1.2 million and
          $.5 million for the six months ended June 30, 2001 and
          2000, respectively).                                                  .3              .1             1.8             .1
        Less:  Reclassification Adjustments for Gains Included
          in Net Income                                                          -               -               -              -
     Unrealized Gains (Losses) on Cash Flow Hedge Designations

        Cumulative-Effect of Adopting SFAS No. 133 (net of tax
          benefit of $.1 million)                                                -               -             (.2)             -
        Unrealized Losses Arising During the Period (net of tax
          benefit of $.6 million for the quarter ended June 30,
          2001.  Net of tax benefit of $1.7 million for the six
          months ended June 30, 2001).                                        (1.0)              -            (2.9)             -
        Less:  Reclassification Adjustments of Losses Included
          in Net Income (net of tax benefit of $.4 million for
          the quarter ended June 30, 2001.  Net of tax benefit
          of $.8 million for the six months ended June 30, 2001).               .6               -             1.3              -
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Other Comprehensive Income                                                     (.1)             .1               -             .1
------------------------------------------------------------------   --------------   -------------   -------------  -------------
Comprehensive Income                                                        $131.2         $ 123.1          $258.5         $236.4
------------------------------------------------------------------   --------------   -------------   -------------  -------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                                NORTHERN TRUST CORPORATION

                                                                                                             Six Months
                                                                                                           Ended June 30
                                                                                                  ---------------------------------
(In Millions)                                                                                              2001               2000
-----------------------------------------------------------------------------------------------   --------------   ----------------
Preferred Stock
Balance at January 1 and June 30                                                                         $120.0             $120.0
-----------------------------------------------------------------------------------------------   --------------   ----------------
Common Stock
Balance at January 1 and June 30                                                                          379.8              379.8
-----------------------------------------------------------------------------------------------   --------------   ----------------
Retained Earnings
Balance at January 1                                                                                    2,200.0            1,870.7
Net Income                                                                                                258.5              236.3
Dividends Declared - Common Stock                                                                         (69.0)             (59.9)
Dividends Declared - Preferred Stock                                                                       (2.3)              (3.0)
Stock Issued - Incentive Plan and Awards                                                                  (10.6)              (9.3)
-----------------------------------------------------------------------------------------------   --------------   ----------------
Balance at June 30                                                                                      2,376.6            2,034.8
-----------------------------------------------------------------------------------------------   --------------   ----------------
Accumulated Other Comprehensive Income
Balance at January 1                                                                                      (13.2)             (13.2)
Other Comprehensive Income                                                                                    -                 .1
-----------------------------------------------------------------------------------------------   --------------   ----------------
Balance at June 30                                                                                        (13.2)             (13.1)
-----------------------------------------------------------------------------------------------   --------------   ----------------
Common Stock Issuable - Stock Incentive Plans
Balance at January 1                                                                                      110.2               55.0
Stock Issuable, net of Stock Issued                                                                        44.4               58.3
-----------------------------------------------------------------------------------------------   --------------   ----------------
Balance at June 30                                                                                        154.6              113.3
-----------------------------------------------------------------------------------------------   --------------   ----------------
Deferred Compensation
Balance at January 1                                                                                      (57.9)             (33.4)
Compensation Deferred                                                                                     (37.2)             (51.5)
Compensation Amortized                                                                                     14.6               10.7
-----------------------------------------------------------------------------------------------   --------------   ----------------
Balance at June 30                                                                                        (80.5)             (74.2)
-----------------------------------------------------------------------------------------------   --------------   ----------------
Treasury Stock
Balance at January 1                                                                                     (276.7)            (204.2)
Stock Options and Awards                                                                                   64.9               50.1
Stock Purchased                                                                                           (64.4)            (101.6)
-----------------------------------------------------------------------------------------------   --------------   ----------------
Balance at June 30                                                                                       (276.2)            (255.7)
-----------------------------------------------------------------------------------------------   --------------   ----------------
Total Stockholders' Equity at June 30                                                                  $2,661.1           $2,304.9
-----------------------------------------------------------------------------------------------   --------------   ----------------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                                     NORTHERN TRUST CORPORATION

                                                                                                                Six Months
                                                                                                              Ended June 30

                                                                                              -------------------------------------
(In Millions)                                                                                              2001               2000
--------------------------------------------------------------------------------------------  ------------------  -----------------
Cash Flows from Operating Activities:

Net Income                                                                                            $   258.5          $   236.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                            16.5               14.0
    Depreciation on Buildings and Equipment                                                                39.6               34.1
    (Increase) Decrease in Interest Receivable                                                             46.9              (13.1)
    Increase in Interest Payable                                                                            9.9               11.1
    Amortization and Accretion of Securities and Unearned Income                                         (135.6)             (89.9)
    Amortization of Computer Software                                                                      37.4               31.5
    Amortization of Goodwill and Other Intangibles                                                          8.2                7.4
    Net (Increase) Decrease in Trading Account Securities                                                   2.2               (1.2)
    Other Noncash, net                                                                                    184.6              (87.7)
--------------------------------------------------------------------------------------------  ------------------  -----------------
    Net Cash Provided by Operating Activities                                                             468.2              142.5
--------------------------------------------------------------------------------------------  ------------------  -----------------
Cash Flows from Investing Activities:

    Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell                194.1              579.3
    Net (Increase) Decrease in Time Deposits with Banks                                                 1,595.8           (1,456.3)
    Net Decrease in Other Interest-Bearing Assets                                                          97.6               34.3
    Purchases of Securities-Held to Maturity                                                              (55.9)             (95.3)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                                   65.0               64.8
    Purchases of Securities-Available for Sale                                                        (36,037.3)         (23,856.2)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                       33,918.1           19,061.2
    Net Increase in Loans and Leases                                                                      (73.1)          (1,943.9)
    Purchases of Buildings and Equipment                                                                  (71.8)             (48.2)
    Purchases and Development of Computer Software                                                        (75.6)             (52.3)
    Net (Increase) Decrease in Trust Security Settlement Receivables                                       70.3             (294.5)
    Decrease in Cash Due to Acquisitions                                                                   (1.5)             (28.2)
    Other, net                                                                                             20.3               30.3
--------------------------------------------------------------------------------------------  ------------------  -----------------
    Net Cash Used in Investing Activities                                                                (354.0)          (8,005.0)
--------------------------------------------------------------------------------------------  ------------------  -----------------
Cash Flows from Financing Activities:

    Net Increase in Deposits                                                                               18.3              941.2
    Net Increase (Decrease) in Federal Funds Purchased                                                 (2,009.9)             684.2
    Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                            (299.9)           2,052.3
    Net Increase in Commercial Paper                                                                        2.2                  -
    Net Increase in Short-Term Other Borrowings                                                         2,148.2            4,812.8
    Proceeds from Term Federal Funds Purchased                                                          3,346.4            1,474.5
    Repayments of Term Federal Funds Purchased                                                         (3,401.4)          (1,948.0)
    Proceeds from Senior Notes & Long-Term Debt                                                           154.5              102.6
    Repayments of Senior Notes & Long-Term Debt                                                           (25.4)            (123.7)
    Treasury Stock Purchased                                                                              (61.2)            (100.8)
    Net Proceeds from Stock Options                                                                         9.9                9.4
    Cash Dividends Paid on Common and Preferred Stock                                                     (71.5)             (93.1)
    Other, net                                                                                             12.1                5.8
--------------------------------------------------------------------------------------------  ------------------  -----------------
    Net Cash Provided by (Used in) Financing Activities                                                  (177.7)           7,817.2
--------------------------------------------------------------------------------------------  ------------------  -----------------
    Decrease in Cash and Due from Banks                                                                   (63.5)             (45.3)
    Cash and Due from Banks at Beginning of Year                                                        2,287.8            1,977.9
--------------------------------------------------------------------------------------------  ------------------  -----------------
Cash and Due from Banks at End of Year                                                                $ 2,224.3          $ 1,932.6
--------------------------------------------------------------------------------------------  ------------------  -----------------
Schedule of Noncash Investing Activities:

    Transfer of Securities from Held to Maturity to Available for Sale                                $   167.0          $       -
Supplemental Disclosures of Cash Flow Information:

    Interest Paid                                                                                     $   638.7          $   644.3
    Income Taxes Paid                                                                                       6.1               33.4
--------------------------------------------------------------------------------------------  ------------------  -----------------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 2001 and 2000 have not been audited by the Corporation's public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders.


2.    Securities - The following table summarizes the book and fair values of securities.

-----------------------------------------------------------------------------------------------------------------------
                                          June 30, 2001             December 31, 2000              June 30, 2000
                                   ------------------------------------------------------------------------------------
                                        Book         Fair            Book         Fair            Book         Fair
(In Millions)                          Value         Value           Value       Value            Value        Value
-----------------------------------------------------------------------------------------------------------------------

Held to Maturity
    U.S. Government                 $   10.0      $   10.0        $   55.0    $   55.0         $   54.9     $   54.9
    Obligations of States and
      Political Subdivisions           471.7         486.7           435.7       445.1            459.8        450.1
    Federal Agency                       5.4           5.4             5.5         5.5              5.9          5.6
    Other                              115.3         110.6           282.2       276.5            268.4        264.7
-----------------------------------------------------------------------------------------------------------------------
Subtotal                               602.4         612.7           778.4       782.1            789.0        775.3
-----------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                    165.5         165.5           174.6       174.6            172.5        172.5
    Obligations of States and
      Political Subdivisions            16.6          16.6            15.7        15.7             15.2         15.2
    Federal Agency                   8,439.9       8,439.9         6,172.1     6,172.1         10,034.5     10,034.5
    Preferred Stock                    103.1         103.1           101.2       101.2            111.2        111.2
    Other                              180.1         180.1            14.2        14.2             64.4         64.4
-----------------------------------------------------------------------------------------------------------------------
Subtotal                             8,905.2       8,905.2         6,477.8     6,477.8         10,397.8     10,397.8
-----------------------------------------------------------------------------------------------------------------------
Trading Account                         11.2          11.2            13.4        13.4             12.2         12.2
-----------------------------------------------------------------------------------------------------------------------
Total Securities                    $9,518.8      $9,529.1        $7,269.6    $7,273.3        $11,199.0    $11,185.3
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                        June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Gross Unrealized
                                                                    Book        ---------------------           Fair
(In Millions)                                                       Value        Gains         Losses           Value
-----------------------------------------------------------------------------------------------------------------------
U.S. Government                                                    $ 10.0        $   -           $  -           $ 10.0
Obligations of States and Political Subdivisions                    471.7         15.0              -            486.7
Federal Agency                                                        5.4           .1             .1              5.4
Other                                                               115.3            -            4.7            110.6
-----------------------------------------------------------------------------------------------------------------------
Total                                                              $602.4        $15.1           $4.8           $612.7
-----------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------
Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                                      June 30, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Gross Unrealized
                                                                Amortized      -----------------------          Fair
(In Millions)                                                      Cost           Gains         Losses          Value
-----------------------------------------------------------------------------------------------------------------------

U.S. Government                                                  $  164.9         $ .6           $ -          $  165.5
Obligations of States and Political Subdivisions                     16.8           .1             .3             16.6
Federal Agency                                                    8,436.3          4.1             .5          8,439.9
Preferred Stock                                                     103.2           .2             .3            103.1
Other                                                               180.2            -             .1            180.1
-----------------------------------------------------------------------------------------------------------------------
Total                                                            $8,901.4         $5.0           $1.2         $8,905.2
-----------------------------------------------------------------------------------------------------------------------


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.5 billion on June 30, 2001, $10.5 billion on December 31, 2000 and $14.2 billion on June 30, 2000. Included in the June 30, 2001 pledged assets were securities available for sale of $1.1 billion, which were pledged as collateral for repurchase agreement transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge collateral accepted from reverse repurchase agreement transactions. The total fair value of accepted collateral as of June 30, 2001, December 31, 2000 and June 30, 2000 was $267.3 million, $296.4 million and $257.5 million, respectively. The fair value of repledged collateral as of June 30, 2001, December 31, 2000 and June 30, 2000 was $59.1 million, $125.6 million and $84.4 million, respectively. Repledged collateral was used in other repurchase agreement transactions.

4. Contingent Liabilities - Standby letters of credit outstanding were $2.3 billion on June 30, 2001, $2.0 billion on December 31, 2000 and $2.0 billion on June 30, 2000.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.



-------------------------------------------------------------------------------------------------------------------
 (In Millions)                                  June 30, 2001         December 31, 2000              June 30, 2000
-------------------------------------------------------------------------------------------------------------------
Domestic
   Residential Real Estate                          $ 7,124.3                 $ 6,822.8                  $ 6,519.5
   Commercial                                         4,957.0                   4,796.8                    5,073.0
   Broker                                               144.7                     126.4                      275.0
   Commercial Real Estate                               984.6                     911.0                      844.3
   Personal                                           2,104.7                   2,289.3                    1,981.4
   Other                                                893.3                   1,207.1                    1,038.6
   Lease Financing                                    1,083.6                   1,034.4                      737.6
-------------------------------------------------------------------------------------------------------------------
Total Domestic                                       17,292.2                  17,187.8                   16,469.4
International                                           902.7                     956.8                      811.3
-------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                              $18,194.9                 $18,144.6                  $17,280.7
-------------------------------------------------------------------------------------------------------------------


At June 30, 2001, other domestic and international loans included $1.2 billion of overnight trust-related advances, primarily in connection with next day security settlements, compared with $1.4 billion at December 31, 2000 and $1.3 billion at June 30, 2000.

At June 30, 2001, nonperforming loans and leases totaled $107.9 million. Included in this amount were loans with a recorded investment of $105.0 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $11.0 million had no portion of the reserve for credit losses allocated to them while impaired loans totaling $94.0 million had an allocated reserve of $23.4 million. For the second quarter of 2001, the total recorded investment in impaired loans averaged $102.7 million. There was no interest income recorded on impaired loans for the quarter ended June 30, 2001.

At June 30, 2000, nonperforming loans and leases totaled $54.4 million and included $53.1 million of impaired loans. Of these impaired loans, $6.4 million had no portion of the reserve for credit losses allocated to them while $46.7 million had an allocated reserve of $18.6 million. Total recorded investment in impaired loans for the second quarter of 2000 averaged $54.1 million with no interest income recognized on such loans.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:


--------------------------------------------------------------------------------
                                                             Six Months
                                                            Ended June 30
--------------------------------------------------------------------------------
(In Millions)                                              2001       2000
--------------------------------------------------------------------------------
Balance at Beginning of Period                           $162.9     $150.9
Charge-Offs                                               (20.6)      (6.1)
Recoveries                                                   .9         .5
--------------------------------------------------------------------------------
Net Charge-Offs                                           (19.7)      (5.6)
Provision for Credit Losses                                16.5       14.0
--------------------------------------------------------------------------------
Balance at End of Period                                 $159.7     $159.3
--------------------------------------------------------------------------------


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



------------------------------------------------------------------------------------------------------------------------------
                                                                 Second Quarter                        Six Months
                                                                  Ended June 30                      Ended June 30
------------------------------------------------------------------------------------------------------------------------------
($ In Millions Except Per Share Information)                  2001             2000              2001              2000
------------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share
Net Income                                                  $131.3           $123.0            $258.5            $236.3
Less: Dividends on Preferred Stock                            (1.1)            (1.4)             (2.5)             (2.7)
------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                       $130.2           $121.6            $256.0            $233.6
Average Number of Common Shares Outstanding            221,701,482      221,010,593       221,635,066       221,104,966
Basic Net Income Per Common Share                           $  .59           $  .55            $ 1.16            $ 1.06
------------------------------------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share
Net Income Applicable to Common Stock                       $130.2           $121.6            $256.0            $233.6
Average Number of Common Shares Outstanding            221,701,482      221,010,593       221,635,066       221,104,966
Plus Dilutive Potential Common Shares:
    Stock Options                                        5,536,597        7,029,003         5,822,402         6,826,057
    Stock Incentive Plans                                2,246,411        2,463,668         2,194,212         2,380,937
------------------------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares             229,484,490      230,503,264       229,651,680       230,311,960
Diluted Net Income Per Common Share                         $  .57           $  .53            $ 1.12            $ 1.01
------------------------------------------------------------------------------------------------------------------------------



8. Accumulated Other Comprehensive Income


-------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                              Unrealized Gains          Minimum          Gains (Losses)           Accumulated
                                                 (Losses) on            Pension           On Cash Flow               Other
                                            Securities Available       Liability       Hedge Designations        Comprehensive
(In Millions)                               For Sale (net of tax)     (net of tax)        (net of tax)              Income
-------------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                   $ (.9)              $(12.3)                $ -                  $(13.2)
Cumulative-effect of adopting SFAS 133                  -                    -                 (.2)                    (.2)
Current-Period Change                                 1.8                    -                (1.6)                     .2
-------------------------------------------------------------------------------------------------------------------------------
Ending Balance                                       $ .9               $(12.3)              $(1.8)                 $(13.2)
-------------------------------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                              Unrealized Gains          Minimum          Gains (Losses)           Accumulated
                                                 (Losses) on            Pension           On Cash Flow               Other
                                            Securities Available       Liability       Hedge Designations        Comprehensive
(In Millions)                               For Sale (net of tax)     (net of tax)        (net of tax)              Income
-------------------------------------------------------------------------------------------------------------------------------

Beginning Balance                                  $(2.4)               $(10.8)                $ -                  $(13.2)
Current-Period Change                                 .1                 -                       -                      .1
-------------------------------------------------------------------------------------------------------------------------------
Ending Balance                                     $(2.3)               $(10.8)                $ -                  $(13.1)
-------------------------------------------------------------------------------------------------------------------------------

9. Accounting Standards Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and discontinues the use of the pooling-of-interests method of accounting for business combinations as permitted under APB No. 16. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and require that all business combinations be accounted for by a single method-- the purchase method.

SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and addresses the accounting for goodwill and intangible assets. The provisions of this Statement, as they relate to the Northern Trust, are required to be applied beginning January 1, 2002 to all goodwill and other intangible assets reflected in the financial statements at that date. The Statement discontinues amortization of goodwill over its estimated useful life and requires a transitional impairment test of goodwill as of January 1, 2002. An annual impairment test of goodwill is also required in the year of adoption and in subsequent years. Impairment losses for goodwill that arise due to the initial application of this Statement, resulting from the transitional impairment test, are to be reported as a change in accounting principle and any subsequent impairment losses are required to be reported as operating expenses. Goodwill at June 30, 2001 totaled $95.8 million and is currently being amortized on a straight-line method primarily over fifteen years. Goodwill amortization for the six months ended June 30, 2001 amounted to $5.2 million. Other separately identifiable acquired intangible assets will continue to be amortized over their estimated useful life. At June 30, 2001, acquired intangible assets totaled $38.5 million and amortization for the first six months of the year amounted to $3.0 million.

10.  Business Segments

The tables on page 17, reflecting the earnings contribution of Northern Trust's business segments for the second quarter and six months ended June 30, 2001, are incorporated by reference.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER EARNINGS HIGHLIGHTS

Net income increased 7% to a record $131.3 million from the $123.0 million earned in the second quarter of last year. Net income per common share on a diluted basis increased 8% to $.57 for the second quarter, up from $.53 earned a year ago. This earnings performance produced an annualized return on average common equity (ROE) of 21.10% versus 22.81% reported last year, and an annualized return on average assets (ROA) of 1.45% versus 1.44% in 2000. This performance was achieved by strong growth in certain segments of Northern Trust's diversified revenue base and effective expense management. Revenues increased 5% and noninterest expense growth was held to 4%, which resulted in a record productivity ratio of 163%.

The 21.10% ROE surpassed Northern Trust's minimum goal of 20% for the seventeenth consecutive quarter and the productivity ratio of 163% also exceeded the corporate goal of 160%. The 8% increase in earnings per common share was below the long-term corporate goal of 10%.

Noninterest Income

Noninterest income increased 5% and totaled $414.3 million for the quarter, accounting for 72% of total taxable equivalent revenue. Trust fees of $317.7 million increased 4% or $12.1 million over the like period of 2000 and represented 77% of noninterest income and 55% of total taxable equivalent revenue. Trust fee growth resulted from new business, offset in part by lower equity markets. Trust assets under administration grew to $1.68 trillion, up 4% since June 30, 2000, reflecting continued new business that overcame the effect of lower equity markets. Trust assets under the management of Northern Trust grew $8.5 billion since last year to $341.5 billion.

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based trust fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as trust fee income. In addition, certain accounts may be on a fixed annual fee. Therefore, market value or other changes in a portfolio's size do not typically have a directly proportionate impact on the level of trust fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Trust fees from Personal Financial Services (PFS) in the quarter totaled $154.7 million, compared to $152.6 million in the year-ago quarter. This performance reflects continued new business throughout Northern Trust's national PFS network, largely offset by lower equity markets. Total personal trust assets under administration totaled $161.1 billion at June 30, 2001, and reflect the transfer of $3.0 billion in assets to Corporate & Institutional Services (C&IS). This compares to $165.0 billion at June 30, 2000. Of the total assets under administration, $94.7 billion is managed by Northern Trust, compared to $97.7 billion one year ago. At June 30, 2001, approximately 55% of the personal trust assets under administration and 51% of assets under management were invested in domestic equity securities. Net new recurring PFS trust business sold during the first six months totaled approximately $31 million in annualized fees.

Trust fees from C&IS in the quarter increased 7% to $163.0 million, compared to $153.0 million in the year-ago quarter. C&IS trust fees are derived from a full range of custody, investment and advisory services rendered to retirement and other asset pools of corporate and institutional clients worldwide. Securities lending fees increased 28% to a record $42.7 million and was the principal contributor to the overall increase. The securities lending growth reflected higher volumes and spreads earned on the investment of collateral. Custody fees increased to $50.4 million, up 5%, reflecting new business. Fees from asset management totaled $44.3 million and were $2.4 million below the year-ago quarter, which included $4.7 million of performance-based fees compared to $.3 million in the current quarter. Northern Trust Retirement Consulting, L.L.C. recorded fees of $15.1 million, up from $14.8 million in last year's second quarter.

C&IS trust assets under administration totaled $1.52 trillion at June 30, 2001, compared to $1.45 trillion at June 30, 2000. Of the C&IS trust assets under administration, $246.8 billion is managed by Northern Trust, up 5% from June 30, 2000. At June 30, 2001, approximately 38% of assets under administration and 26% of assets under management were invested in domestic equity securities. Trust assets under administration included $439.3 billion of global custody assets. Net new recurring C&IS trust business sold in the first six months totaled approximately $40 million in annualized fees.

Foreign exchange trading profits were $40.5 million for the quarter, compared to the record results of $42.1 million in the second quarter of 2000 and $34.9 million in the first quarter of 2001. These strong results reflect higher client volume and volatility in major currencies including the yen, euro and British pound.

Treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $28.9 million, up 7% from last year's second quarter, due to new business and higher transaction volumes from existing clients. The fee portion of these revenues in the quarter was $20.6 million, up 13% from $18.2 million in the comparable quarter last year, partly as a result of more clients electing to pay for services in fees rather than in compensating deposit balances.

Revenues from security commissions and trading income totaled $8.5 million, up 3% from last year. Other operating income was $27.0 million for the second quarter compared with $18.7 million in the same period of last year. The increase reflects a $9.2 million nonrecurring gain on the previously announced formation in June 2001 of a joint venture with Fiserv, Inc. to provide receivables management or lockbox services to Northern Trust clients. Approximately 400 Northern Trust employees will move to parallel positions with Fiserv during the third quarter as part of the joint venture.

Net Interest Income

Net interest income for the quarter totaled $146.4 million, 4% higher than the $140.8 million reported in the second quarter of 2000. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $160.7 million, up 4% from the $154.1 million reported in the second quarter of 2000. The increase in net interest income reflects 6% growth in average earning asset levels and a 12% increase in noninterest-related funding sources, primarily demand deposits and equity. The Federal Reserve Open Market Committee reduced the federal funds target rate from 6.50% at the start of 2001 to 3.75% late in June, a major short-term rate decline of 2.75%. The net interest margin narrowed to 1.96% versus 2.00% reported in the year-ago quarter. The modest change in the net interest margin during a period of significant changes in short-term rates reflects Northern Trust's policy of managing the balance sheet to minimize the risk of interest rate fluctuations adversely impacting net interest income.

Earning assets for the second quarter averaged $32.8 billion, up 6% from the $30.9 billion average for the same quarter of 2000. The $1.9 billion growth in average earning assets was comprised of a $1.6 billion or 10% increase in loans and leases and moderately higher levels of securities and money market assets.

The loan growth was concentrated predominantly in the domestic portfolio, which increased $1.4 billion to average $17.2 billion, while international loans increased by $140 million to $766 million from a year ago. Reflecting strong growth in lending to Wealth Management and private banking clients, personal loans increased $317 million or 17% to average $2.2 billion on average for the quarter. Residential mortgage loans, which represent 39% of the total average loan portfolio, increased $571 million or 9% to average $7.0 billion for the quarter. Commercial and industrial loans averaged $5.1 billion compared to $4.9 billion in last year's second quarter, while lease financing increased 47% to average $1.1 billion.

Funding for the growth in earning assets came from several sources. Total interest-related deposits averaged $17.7 billion, up 7% or $1.2 billion from the second quarter of 2000. This growth was concentrated primarily in savings, money market deposits and savings certificates, up $481 million, non-personal time deposits, up $380 million, and foreign office time deposits, up $362 million as a result of increased global custody activity. Other interest-related funds averaged $9.9 billion in the quarter compared to $9.8 billion in last year's second quarter. Higher levels of federal funds purchased and borrowings from the Federal Home Loan Bank were offset by a sharp decline in the level of treasury tax deposit balances. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, growth in lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 12% to average $5.2 billion due to growth in common stockholders' equity resulting from retained earnings, and to a higher level of demand deposits.

Provision for Credit Losses

The provision for credit losses was $11.5 million in the second quarter compared to $10.0 million for the same quarter last year and $5.0 million in the first quarter of 2001. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 21.

Noninterest Expenses

Noninterest expenses totaled $351.8 million for the quarter, an increase of 4% or $13.6 million from the $338.2 million in the year-ago quarter. Expense growth was once again held to a significantly lower rate than historically experienced, partially as a result of initiatives implemented by management to control certain expenses. These initiatives include controlling staff levels, limiting staff-related and other discretionary expenses, and modifying some cash incentive plans for 2001 to include a stock option grant component. This last initiative, announced last quarter, resulted in a $5.5 million expense savings in the current quarter when compared to programs in place prior to this initiative. Compensation costs in the current quarter also included $1.7 million of accelerated incentive plan costs related to retirements. Approximately 70% of the increase in noninterest expenses related to compensation and employee benefits and was primarily attributable to staff growth and merit increases, partially offset by lower performance-based pay. The balance of the expense growth reflects increased costs associated with technology investments (including e-business initiatives), office expansion, and operating costs relating to the significant growth in transaction volumes. These increases were partially offset by a number of factors, including a reduction in performance-based payments to investment sub-advisors.

Compensation and employee benefits, which represent approximately 59% of total noninterest expenses, increased to $207.0 million from $197.3 million in the year-ago quarter. The increase was primarily attributable to staff growth and merit increases, partially offset by lower performance-based pay. Performance-based pay in the prior year quarter was impacted by strong new business, excellent investment management performance, record net income and the price increase in Northern Trust Corporation common stock compared to the previous year. Current year compensation levels reflect the impact of slower revenue growth, lower investment portfolio performance and the modifications made to incentive plans. Staff on a full-time equivalent basis at June 30, 2001 totaled 9,646, up 6% from June 30, 2000. Since December 31, 2000, staff has increased by only 180 positions, or less than 2%.

Net occupancy expense totaled $25.3 million, up 14% from $22.2 million in the second quarter of 2000, due primarily to the opening of new or remodeled PFS offices over the past twelve months and additional space leased to support business growth. The principal components of the increase in occupancy expense were higher net rental, operating and maintenance costs, real estate taxes and utilities, building depreciation and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $21.6 million, up 17% from the $18.5 million reported in the second quarter of 2000. The increase was primarily in depreciation of computer hardware and office furniture and equipment, higher maintenance costs for computers and equipment, and increased costs for data line leases.

Other operating expenses in the quarter totaled $97.9 million compared to $100.2 million last year. The decline in other operating expenses reflects the net impact of several factors. These included expense reductions as a result of a decrease in performance-based fees paid to investment sub-advisors, lower levels of business development costs, and a reduction in charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. These lower expenses were partially offset by higher costs associated with continued investment in technology, which included costs to replace mainframe computer equipment, expansion of the PFS office network and other expenditures to support business growth. The following table shows the components of other operating expenses.


----------------------------------------------------------------------------
                                                          Second Quarter
Other Operating Expenses                                   Ended June 30
----------------------------------------------------------------------------
(In Millions)                                              2001       2000
----------------------------------------------------------------------------
Business Development                                      $13.9     $ 15.0
Purchased Professional Services                            34.2       34.8
Telecommunications                                          4.5        4.6
Postage and Supplies                                        7.8        6.6
Software Amortization                                      18.7       16.1
Goodwill and Other Intangibles Amortization                 4.1        3.8
Other Expenses                                             14.7       19.3
----------------------------------------------------------------------------
Total Other Operating Expenses                            $97.9     $100.2
----------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $66.1 million for the second quarter compared with $62.5 million in the year-ago quarter. The higher tax provision in 2001 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate for the second quarter was 33.5% compared to 33.7% for the second quarter of 2000.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the second quarter ended June 30, 2001 and 2000.


                                 Corporate and
                                 Institutional           Personal Financial         Treasury and              Total
Second Quarter                     Services                  Services                   Other             Consolidated
---------------------------------------------------------------------------------------------------------------------------
($ In Millions)                   2001       2000          2001       2000        2001      2000        2001        2000
---------------------------------------------------------------------------------------------------------------------------
Noninterest Income
  Trust Fees                 $   163.0  $   153.0     $   154.7   $   152.6     $      -   $     -     $   317.7 $   305.6
  Other                           78.8       68.8          16.1        16.0          1.7       2.5          96.6      87.3
Net Interest Income after
   Provision for Credit
   Losses*                        45.2       45.5          98.7        94.2          5.3       4.4         149.2     144.1
Noninterest Expenses             167.5      160.7         172.3       158.7         12.0      18.8         351.8     338.2
---------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*      119.5      106.6          97.2       104.1         (5.0)    (11.9)        211.7     198.8
Provision for Income Taxes*       46.4       41.2          37.6        40.4         (3.6)     (5.8)         80.4      75.8
---------------------------------------------------------------------------------------------------------------------------
Net Income                   $    73.1  $    65.4     $    59.6   $    63.7     $   (1.4)  $  (6.1)    $   131.3 $   123.0
---------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                    56%        53%           45%         52%          (1)%      (5)%        100%      100%
---------------------------------------------------------------------------------------------------------------------------
Average Assets               $17,295.6  $16,657.3     $14,867.0   $13,247.1     $4,139.8   $4,423.8    $36,302.4 $34,328.2
---------------------------------------------------------------------------------------------------------------------------


*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $14.3 million for 2001 and $13.3 million for 2000.

Note: Certain reclassifications have been made to 2000 financial information to conform to the current year presentation.


The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the six-month period ended June 30, 2001 and 2000.


                                   Corporate and
                                   Institutional          Personal Financial       Treasury and               Total
Six Months                            Services                 Services                Other              Consolidated
---------------------------------------------------------------------------------------------------------------------------
($ In Millions)                   2001       2000          2001       2000          2001     2000        2001        2000
---------------------------------------------------------------------------------------------------------------------------
Noninterest Income
  Trust Fees                 $   312.1  $   293.5     $   310.8  $   298.1      $      -   $      -   $   622.9   $   591.6
  Other                          144.1      129.2          34.1       33.3           2.7        1.2       180.9       163.7
Net Interest Income after
   Provision for Credit
   Losses*                        91.7       87.4         205.5      196.7           9.0        6.8       306.2       290.9
Noninterest Expenses             334.8      309.6         342.1      313.2          16.5       41.5       693.4       664.3
---------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*      213.1      200.5         208.3      214.9          (4.8)     (33.5)      416.6       381.9
Provision for Income Taxes*       82.7       77.7          80.7       83.5          (5.3)     (15.6)      158.1       145.6
---------------------------------------------------------------------------------------------------------------------------
Net Income                   $   130.4  $   122.8     $   127.6  $   131.4      $     .5   $  (17.9)  $   258.5   $   236.3
---------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                    51%        52%           49%        56%             -%      (8)%        100%        100%
---------------------------------------------------------------------------------------------------------------------------
Average Assets               $17,762.3  $16,163.7     $14,723.4  $12,897.1      $3,494.8   $3,733.3   $35,980.5   $32,794.1
---------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $28.2 million for 2001 and $24.7 million for 2000.

Note: Certain reclassifications have been made to 2000 financial information to to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $73.1 million, up 12% from the second quarter of 2000. Noninterest income increased 9% to $241.8 million in the second quarter of 2001 from $221.8 million in last year's second quarter. Trust fees, reflecting a record performance for securities lending fees, increased 7% to $163.0 million in the current quarter compared to $153.0 million in the year-ago quarter. Other income was $78.8 million, up 15% from $68.8 million in last year's second quarter. The increase reflects a $9.2 million nonrecurring gain on the previously announced formation of a joint venture with Fiserv, Inc. to provide receivables management services to Northern Trust clients. The remainder of the increase resulted from higher fees for treasury management services due to new business, higher transaction volumes from existing clients and clients electing to pay for services in fees rather than in compensating deposit balances. Foreign exchange trading profits were down slightly from the record performance in last year's second quarter.

Net interest income after the provision for credit losses, stated on a FTE basis, was essentially unchanged at $45.2 million in the current quarter. A slight improvement in net interest income, driven primarily by a 7% increase in average earning assets, was offset by a $2.0 million increase in the provision for possible credit losses.

Noninterest expenses increased 4% to $167.5 million in the current quarter due primarily to staff growth, merit increases, higher occupancy costs and expense allocations for product and operations support. Salaries and employee benefits increased, resulting from staff growth and merit increases, but were partially offset by lower performance-based pay. The overall increase in noninterest expenses was partially offset by a reduction in charges associated with processing errors incurred in servicing and managing financial assets and performance-based payments to investment sub-advisors.

Personal Financial Services

PFS net income for the quarter was $59.6 million, 6% lower than the $63.7 million reported a year ago. Noninterest income increased to $170.8 million in the current quarter from $168.6 million in last year's second quarter. The increase was due primarily to an increase in trust fees, which totaled $154.7 million in the current quarter, resulting from new business throughout Northern Trust's national PFS network, largely offset by lower equity markets. Other income was essentially unchanged at $16.1 million in the current quarter.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 5% to $98.7 million in the current quarter. The increase was due primarily to a $1.4 billion or 11% increase in average loan volume, offset in part by a lower interest rate spread earned on the investment of retail savings deposits.

Noninterest expenses increased 9% to $172.3 million in the current quarter from $158.7 million in last year's second quarter. Higher expense allocations for product and operations support accounted for $11.5 million of the total increase. Salaries and employee benefits were unchanged as the effects of staff growth and merit increases were offset by lower performance-based pay. In addition, occupancy costs were $1.1 million or 15% higher as a result of opening new PFS offices and the expansion of existing locations. The remainder of the increase was the result of increased costs associated with technology investments and operating costs relating to the significant growth in transaction volumes.

Treasury and Other

The Treasury Department is responsible for managing The Northern Trust Company's
(Bank) wholesale funding, capital position and interest rate risk, as well as the investment portfolio. "Other" corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was up slightly from a year ago resulting primarily from the impact of falling interest rates in 2001. Noninterest expenses totaled $12.0 million for the quarter compared with $18.8 million in last year's second quarter. The decline in operating expenses relates to lower accruals for certain corporate-based incentive plans. In addition, expenses were reduced as more occupancy related costs were allocated to the business units as a result of the technology center, purchased in January 2000, becoming fully utilized.

SIX-MONTH EARNINGS HIGHLIGHTS

Net income per common share increased 11% to $1.12 for the six-month period ended June 30, 2001, up from $1.01 last year. Net income increased 9% to $258.5 million from $236.3 million in the year-ago period. The ROE was 21.31% compared to 22.26% last year, while the ROA was unchanged at 1.45%. The productivity ratio improved to 162% from 160% last year.

Total revenues, stated on a fully taxable equivalent basis, increased 6% from 2000 levels. Trust fees totaled $622.9 million, up 5% from $591.6 million last year. Foreign exchange trading profits totaled $75.4 million, down 1% from last year's strong performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 9% to $57.6 million. The fee portion of these revenues accrued in the period totaled $40.7 million, up 15% from $35.3 million from 2000 levels. Other operating income totaled $46.7 million in the period compared with $34.4 million in 2000. The increase from last year is comprised of the $9.2 million nonrecurring gain recorded in the second quarter, in addition to higher loan and trust deposit-related fees.

Net interest income, stated on a FTE basis, totaled $322.7 million, up 6% from $304.9 million reported last year. The $16.5 million provision for credit losses was $2.5 million higher than the $14.0 million required in the same period last year. Noninterest expenses were up 4% and totaled $693.4 million compared to $664.3 million a year ago.

BALANCE SHEET

Total assets at June 30, 2001 were $36.2 billion and averaged $36.3 billion for the second quarter, up 6% from last year's average of $34.3 billion. Due to continued credit demand, loans and leases grew to $18.2 billion at June 30, 2001 and averaged $18.0 billion for the quarter. This compares with $17.3 billion in total loans and leases at June 30, 2000 and $16.4 billion on average for the second quarter of last year. Securities totaled $9.5 billion at June 30, 2001 and averaged $10.3 billion for the second quarter, compared to $11.2 billion at June 30, 2000 and $10.2 billion on average in the second quarter of 2000. Money market assets totaled $4.0 billion at June 30, 2001 and averaged $4.5 billion in the second quarter, up 3% from the year-ago quarter.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $2.54 billion at June 30, 2001 and averaged $2.47 billion for the quarter, up 15% from the $2.14 billion average in last year's second quarter. Total stockholders' equity averaged $2.59 billion compared with $2.26 billion in the second quarter of 2000.

During the quarter, the Corporation acquired a total of 457,185 shares at a cost of $30.0 million. An additional 6.2 million shares may be purchased after June 30, 2001 under the current stock buyback program.

Northern Trust's risk-based capital ratios remained strong at 10.5% for tier 1 capital and 14.0% for total capital at June 30, 2001. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.4% at June 30, 2001, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at June 30, 2001 were 9.0% for tier 1 capital, 12.6% for total capital and 6.3% for the leverage ratio. Each of Northern Trust's other subsidiary banks had a ratio of 10.6% or higher for tier 1 capital, 11.1% for total risk-based capital, and 7.1% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned
(OREO). Nonperforming assets at June 30, 2001 totaled $109.4 million, compared with $112.7 million at March 31, 2001, $78.5 million at December 31, 2000 and $55.4 million at June 30, 2000. Domestic nonaccrual loans consisting primarily of commercial loans, totaled $107.9 million, representing .62% of total domestic loans and leases at June 30, 2001. At March 31, 2001, December 31, 2000 and June 30, 2000, domestic nonaccrual loans and leases totaled $111.1 million, $76.3 million and $54.4 million, respectively. The change during the second quarter from March 31, 2001 reflects the sale in May of $44.5 million in nonperforming loans, partially offset by the impact of commercial loans to two companies that filed for Chapter 11 reorganization in late June and early July.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

---------------------------------------------------------------------------------------------------------
                                                June 30,     March 31,      December 31,        June 30,
(In Millions)                                       2001          2001              2000            2000
---------------------------------------------------------------------------------------------------------
Nonaccrual Loans
  Domestic
    Residential Real Estate                       $  8.0        $  4.2             $ 2.9           $ 4.8
    Commercial                                      96.9         104.8              71.2            47.1
    Commercial Real Estate                           2.6           1.4               1.8             2.0
    Personal                                          .4            .7                .4              .5
---------------------------------------------------------------------------------------------------------
  Total Domestic                                   107.9         111.1              76.3            54.4
  International                                        -             -                 -               -
---------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                             107.9         111.1              76.3            54.4
Other Real Estate Owned                              1.5           1.6               2.2             1.0
---------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                        $109.4        $112.7             $78.5           $55.4
---------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)      $ 30.3        $ 31.1             $30.5           $25.5
---------------------------------------------------------------------------------------------------------


Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings that is determined by management, through a disciplined credit review process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. The reserve provides for probable losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios and other credit undertakings, but that have not yet been specifically identified (inherent loss component).

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the six months ended June 30, 2001 and June 30, 2000 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table below shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the inherent reserve at June 30, 2001, March 31, 2001, December 31, 2000 and June 30, 2000.


--------------------------------------------------------------------------------------------------------------------------------
  ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
--------------------------------------------------------------------------------------------------------------------------------


                               June 30, 2001             March 31, 2001            December 31, 2000          June 30, 2000
                            -----------------------------------------------------------------------------------------------------
                                        Percent of               Percent of                 Percent of                Percent of
                            Reserve       Loans to    Reserve      Loans to      Reserve      Loans to     Reserve      Loans to
 ($ in millions)             Amount    Total Loans     Amount   Total Loans       Amount   Total Loans      Amount   Total Loans
---------------------------------------------------------------------------------------------------------------------------------
 Specific Reserve            $ 23.4            - %     $ 29.0           - %       $ 24.3           - %      $ 18.6           - %
---------------------------------------------------------------------------------------------------------------------------------
 Inherent Reserve
   Residential Real Estate     11.0           39          9.5          38            9.6          38          10.1          38
   Commercial                  75.9           28         80.4          29           79.1          27          79.8          31
   Commercial Real Estate      13.8            5         13.1           5           13.2           5          12.8           5
   Personal                     4.0           12          4.2          12            4.3          13           3.4          11
   Other                          -            5            -           5              -           6             -           6
   Lease Financing              2.9            6          2.9           6            2.9           6           2.9           4
   International                4.7            5          3.9           5            3.4           5           4.2           5
   Unallocated                 24.0            -         24.9           -           26.1           -          27.5           -
---------------------------------------------------------------------------------------------------------------------------------
 Total Inherent Reserve      $136.3          100 %     $138.9         100 %       $138.6         100 %      $140.7         100 %
---------------------------------------------------------------------------------------------------------------------------------
 Total Reserve               $159.7          100 %     $167.9         100 %       $162.9         100 %      $159.3         100 %
---------------------------------------------------------------------------------------------------------------------------------


Specific Reserve. At June 30, 2001, the specific component of the reserve stood at $23.4 million, compared to $29.0 million at March 31, 2001. The $5.6 million reduction in the specific component of the reserve during the quarter reflects management's decision to sell $44.5 million of nonperforming loans, offset in part by the impact of commercial loans to two companies that filed for Chapter 11 reorganization. The charge-offs on the loan sales totaled $19.0 million, of which $12.5 million was previously reserved for and $6.5 million was recognized in the current quarter's provision for credit losses.

Allocated Inherent Reserve. The allocated inherent portion of the reserve decreased by a net $1.7 million during the second quarter to $112.3 million at June 30, 2001. The change in this component of the reserve reflects primarily the impact of the transfer of two commercial loans to a rating category for which specific reserves are provided, partially offset by increases in allocated inherent reserves resulting from loan growth.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $24.0 million, a decrease of $.9 million from March 31, 2001, reflecting management's judgment that there has been only minor changes in the factors affecting this component of the reserve.

Other Factors. During the quarter ended June 30, 2001, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At that time, the total amount of the two highest risk loan groupings, those rated "7" and "8" (based on Northern Trust's internal rating scale, which closely parallels that of the banking regulators), was $149 million, of which $104.7 million was classified as impaired, down from $171 million at March 31, 2001 when $107.7 million was classified as impaired, and up from $81 million at June 30, 2000 when $53 million was impaired. The decrease from March 31, 2001 primarily reflects the sale of certain nonperforming loans partially offset by the migration of other loans to lower credit ratings. The increase from the prior year primarily reflects rating changes on certain other loans, with the most significant changes arising from loans to commercial clients that have filed for protection under Chapter 11 bankruptcy laws over the past year.

Total Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $159.7 million at June 30, 2001 compared to $167.9 million at March 31, 2001. The reserve as a percentage of total loans decreased to .88% at June 30, 2001 from .94% at March 31, 2001.

Provision. The provision for credit losses was $11.5 million during the second quarter of 2001, compared to $10.0 million in the prior year quarter. The provision for the second quarter of 2001 was affected by the factors described above, including the $6.5 million provision related to the sale of $44.5 million in nonperforming loans. The provision for the comparable period in 2000 was affected by the rapid deterioration of one commercial loan that was sold during the second quarter of 2000, resulting in a charge-off of $5.4 million against the reserve.

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

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, dividend policy, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, changes in securities market prices, credit quality, planned capital expenditures and technology spending, and the effect of various matters (including changes in accounting standards and interpretations) on Northern Trust's business and results. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

o The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

o Changes in U.S. and worldwide securities markets, with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange.

o Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets.

o Regulatory developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

o Changes in the nature of Northern Trust's competition resulting from industry consolidation, enactment of the Gramm-Leach-Bliley Act of 1999, and other regulatory changes and other factors, as well as actions taken by particular competitors.

o Northern Trust's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

o Northern Trust's ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients' needs.

o Northern Trust's success in further developing and executing on implementing initiatives that integrate the Internet into methods of product distribution, new business development and client service.

o Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls, address technology risks, including material systems interruptions or errors, and attract and retain capable staff in order to deal with technology challenges and increasing volume and complexity in many of its businesses.

o Northern Trust's success in integrating recent and future acquisitions and using the acquired businesses to execute its business strategy.

o The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

o Changes in tax laws or other legislation in the U.S. or other countries that could affect Northern Trust or clients of its personal and institutional asset administration businesses.

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

                       THIS PAGE INTENTIONALLY LEFT BLANK.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION                                                NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                               Second Quarter

                                                         ------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                    2001                            2000
                                                         ----------------------------   -----------------------------
($ in Millions)                                          Interest    Volume     Rate    Interest     Volume     Rate
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Average Earning Assets

Money Market Assets

    Federal Funds Sold and Resell Agreements              $  5.1   $   475.0    4.33%    $ 13.7    $   859.4    6.38%
    Time Deposits with Banks                                45.9     4,012.0    4.59       44.8      3,487.7    5.17
    Other Interest-Bearing                                    .2        24.2    4.11         .5         27.6    7.30
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Total Money Market Assets                                   51.2     4,511.2    4.56       59.0      4,374.7    5.42
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Securities

    U.S. Government                                          3.1       207.4    5.90        3.4        235.0    5.85
    Obligations of States and Political Subdivisions         9.8       487.4    8.02        9.9        481.2    8.21
    Federal Agency                                         111.0     9,225.9    4.83      148.1      9,032.1    6.59
    Other                                                    6.9       401.4    7.00        7.6        413.9    7.43
    Trading Account                                           .3        16.6    6.22         .2         12.4    7.48
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Total Securities                                           131.1    10,338.7    5.09      169.2     10,174.6    6.69
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Loans and Leases                                           281.7    17,961.4    6.29      285.0     16,375.4    7.00
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Total Earning Assets                                      $464.0   $32,811.3    5.67%    $513.2    $30,924.7    6.67%
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Reserve for Credit Losses                                   -         (163.8)       -      -          (157.0)      -
Cash and Due from Banks                                     -        1,474.2        -      -         1,550.2       -
Other Assets                                                -        2,180.7        -      -         2,010.3       -
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Total Assets                                                -      $36,302.4        -      -       $34,328.2       -
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----

Average Source of Funds

Deposits

    Savings and Money Market                              $ 44.9   $ 5,695.5    3.16%    $ 50.4    $ 5,247.8    3.86%
    Savings Certificates                                    30.4     2,229.5    5.48       31.5      2,196.3    5.77
    Other Time                                              19.6     1,519.3    5.19       17.4      1,139.6    6.14
    Foreign Offices Time                                    84.1     8,306.9    4.06      105.0      7,944.3    5.32
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Total Deposits                                             179.0    17,751.2    4.04      204.3     16,528.0    4.97
Federal Funds Purchased                                     39.3     3,573.7    4.40       26.5      1,681.5    6.35
Securities Sold Under Agreements to Repurchase              16.7     1,607.3    4.17       22.7      1,475.8    6.19
Commercial Paper                                             1.4       130.8    4.42        2.1        136.3    6.32
Other Borrowings                                            41.3     3,024.1    5.48       78.8      5,087.7    6.22
Senior Notes                                                 8.5       500.0    6.86        8.6        500.0    6.86
Long-Term Debt                                              13.4       779.3    6.86       11.3        638.4    7.03
Debt - Floating Rate Capital Securities                      3.7       267.7    5.54        4.8        267.6    7.11
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Total Interest-Related Funds                               303.3    27,634.1    4.40      359.1     26,315.3    5.49
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Interest Rate Spread                                        -           -       1.27%         -            -    1.18%
Noninterest-Related Deposits                                -        4,947.9       -          -      4,622.5       -
Other Liabilities                                           -        1,125.5       -          -      1,125.7       -
Stockholders' Equity                                        -        2,594.9       -          -      2,264.7       -
------------------------------------------------------   --------  ----------   -----   --------   ---------    -----
Total Liabilities and Stockholders' Equity                  -      $36,302.4                  -    $34,328.2       -
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----
Net Interest Income/Margin                                $160.7        -       1.96%    $154.1         -       2.00%
------------------------------------------------------   --------  ----------   -----   --------   ----------   -----


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                            Second Quarter 2001/00
                                                         -----------------------------
                                                             Change Due To
                                                         --------------------
(In Millions)                                              Volume       Rate    Total
------------------------------------------------------   --------  ----------  -------
Earning Assets                                             $25.1      $(74.3)  $(49.2)
Interest-Related Funds                                       8.5       (64.3)   (55.8)
------------------------------------------------------   --------  ----------  -------
Net Interest Income                                        $16.6      $(10.0)   $ 6.6
------------------------------------------------------   --------  ----------  -------

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION                                                  NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                   Six Months
                                                         --------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                    2001                              2000
                                                         ----------------------------    ------------------------------
($ in Millions)                                          Interest    Volume     Rate     Interest      Volume     Rate
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Average Earning Assets

Money Market Assets

    Federal Funds Sold and Resell Agreements              $ 15.9   $   607.7    5.28%       $24.7    $   814.9    6.09%
    Time Deposits with Banks                                93.4     3,888.7    4.84         92.0      3,598.3    5.14
    Other Interest-Bearing                                    .6        24.2    5.42          1.5         42.9    7.03
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Money Market Assets                                  109.9     4,520.6    4.91        118.2      4,456.1    5.33
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Securities

    U.S. Government                                          6.5       208.0    6.28          7.0        242.6    5.79
    Obligations of States and Political Subdivisions        18.9       470.8    8.02         19.9        484.3    8.22
    Federal Agency                                         239.4     9,015.7    5.36        252.0      7,954.7    6.37
    Other                                                   14.3       399.6    7.23         15.2        402.7    7.60
    Trading Account                                           .5        15.7    6.14           .4         12.0    7.58
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Securities                                           279.6    10,109.8    5.57        294.5      9,096.3    6.51
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Loans and Leases                                           581.8    17,838.3    6.58        547.7     15,976.3    6.89
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Earning Assets                                      $971.3   $32,468.7    6.03%      $960.4    $29,528.7    6.54%
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Reserve for Credit Losses                                   -         (163.5)     -             -       (155.0)      -
Cash and Due from Banks                                     -        1,461.4      -             -      1,475.7       -
Other Assets                                                -        2,213.9      -             -      1,944.7       -
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Assets                                                -      $35,980.5      -             -    $32,794.1       -
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----

Average Source of Funds

Deposits

    Savings and Money Market Deposits                     $ 99.7   $ 5,658.2    3.55%       $95.7    $ 5,207.1    3.69%
    Savings Certificates                                    65.1     2,290.1    5.73         62.9      2,234.9    5.66
    Other Time                                              37.4     1,406.8    5.36         28.5        964.4    5.94
    Foreign Offices Time                                   187.0     8,473.6    4.45        201.7      7,905.5    5.13
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Deposits                                             389.2    17,828.7    4.40        388.8     16,311.9    4.79
Federal Funds Purchased                                     73.3     3,036.0    4.87         65.4      2,185.5    6.02
Securities Sold Under Agreements to Repurchase              40.0     1,666.5    4.84         39.9      1,360.1    5.91
Commercial Paper                                             3.4       135.4    5.09          4.2        137.6    6.17
Other Borrowings                                            92.2     3,245.6    5.73        108.1      3,568.0    6.09
Senior Notes                                                17.1       500.0    6.86         17.2        506.0    6.79
Long-Term Debt                                              25.3       732.2    6.91         22.6        641.5    7.03
Floating Rate Capital Securities                             8.1       267.7    6.02          9.3        267.6    6.91
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Interest-Related Funds                               648.6    27,412.1    4.77        655.5     24,978.2    5.28
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Interest Rate Spread                                        -           -       1.26%           -           -     1.26%
Noninterest-Related Deposits                                -        4,849.9       -            -      4,517.1       -
Other Liabilities                                           -        1,175.3       -            -      1,068.7       -
Stockholders' Equity                                        -        2,543.2       -            -      2,230.1       -
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Total Liabilities and Stockholders' Equity                  -      $35,980.5       -            -    $32,794.1       -
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----
Net Interest Income/Margin                                $322.7        -       2.00%      $304.9            -    2.08%
------------------------------------------------------   --------  ----------   -----    ---------   ----------   -----


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                              Six Months 2001/00
                                                         -----------------------------
                                                             Change Due To
                                                         --------------------
(In Millions)                                             Volume       Rate     Total
------------------------------------------------------   --------  ----------   ------
Earning Assets                                             $87.6      $(76.7)   $10.9
Interest-Related Funds                                      55.4       (62.3)    (6.9)
------------------------------------------------------   --------  ----------   ------
Net Interest Income                                        $32.2      $(14.4)   $17.8
------------------------------------------------------   --------  ----------   ------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 23 of this document.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits
          --------
          (10)     Material Contracts:
                   Northern Trust Corporation (2001) Annual Performance Plan

     (b)  Reports on Form 8-K
          -------------------
          In a report on Form 8-K filed April 16, 2001, Northern Trust Corporation incorporated in Item 5 its April 16, 2001 press release, reporting on its earnings for the first quarter of 2001. The press release, with summary financial information, was filed pursuant to
          Item 7.

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

                                    NORTHERN TRUST CORPORATION
                                    --------------------------
                                           (Registrant)



Date:     August 10, 2001           By:  Perry R. Pero
                                         -------------
                                         Perry R. Pero
                                         Vice Chairman
                                         and Chief Financial Officer

Date:     August 10, 2001           By:  Harry W. Short
                                         --------------
                                         Harry W. Short
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. Stockholders may obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit
Number         Description
-------        -----------

(10)           Material Contracts:

               Northern Trust Corporation (2001) Annual Performance Plan.