Form 10-Q
period 2001-09-30
NORTHERN TRUST CORP
filed 2001-11-09
CIK 73124

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


               For the Quarterly Period Ended September 30, 2001


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


                   222,114,864 Shares - $1.66 2/3 Par Value
          (Shares of Common Stock Outstanding on September 30, 2001)


================================================================================

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET                                                                      NORTHERN TRUST CORPORATION

                                                                                           September 30  December 31  September 30
                                                                                           ------------  -----------  ------------
($ In Millions)                                                                                    2001         2000          2000
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Assets
Cash and Due from Banks                                                                      $  1,685.6   $  2,287.8    $  1,361.8
Federal Funds Sold and Securities Purchased under Agreements to Resell                          1,574.2        549.8         544.6
Time Deposits with Banks                                                                        4,542.5      5,193.8       2,743.2
Other Interest-Bearing Assets                                                                      23.8        121.3          12.5
Securities
  Available for Sale                                                                            5,362.1      6,477.8       9,241.2
  Held to Maturity (Fair value - $659.7 at September 2001,
    $782.1 at December 2000, $788.9 at September 2000)                                            641.0        778.4         794.9
  Trading Account                                                                                  13.7         13.4          13.9
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Securities                                                                                6,016.8      7,269.6      10,050.0
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Loans and Leases
  Commercial and Other                                                                         11,423.0     11,321.8      11,086.6
  Residential Mortgages                                                                         7,332.4      6,822.8       6,643.5
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Loans and Leases (Net of unearned income - $428.9 at September 2001,
  $365.3 at December 2000, $421.1 at September 2000)                                           18,755.4     18,144.6      17,730.1
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Reserve for Credit Losses                                                                        (158.1)      (162.9)       (158.0)
Buildings and Equipment                                                                           484.6        448.1         409.8
Customers' Acceptance Liability                                                                    21.2          9.3          20.2
Trust Security Settlement Receivables                                                             709.9        615.2         656.7
Other Assets                                                                                    1,468.5      1,545.7       1,422.8
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Assets                                                                                 $ 35,124.4   $ 36,022.3    $ 34,793.7
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                       $  4,379.9   $  4,547.7    $  4,266.4
  Savings and Money Market                                                                      6,168.9      5,521.7       5,379.8
  Savings Certificates                                                                          2,139.8      2,331.2       2,284.6
  Other Time                                                                                      756.3        427.3         440.0
  Foreign Offices - Demand                                                                        908.8        827.5         792.6
                  - Time                                                                        8,434.8      9,172.5       7,991.2
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Deposits                                                                                 22,788.5     22,827.9      21,154.6
Federal Funds Purchased                                                                         1,340.0      3,615.0       1,394.9
Securities Sold Under Agreements to Repurchase                                                  1,017.1      1,577.1       1,043.2
Commercial Paper                                                                                  139.0        142.4         126.7
Other Borrowings                                                                                4,257.5      2,629.5       6,175.7
Senior Notes                                                                                      450.0        500.0         500.0
Long-Term Debt                                                                                    767.0        638.1         638.3
Debt - Floating Rate Capital Securities                                                           267.7        267.6         267.6
Liability on Acceptances                                                                           21.2          9.3          20.2
Other Liabilities                                                                               1,350.6      1,353.2       1,112.0
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Liabilities                                                                              32,398.6     33,560.1      32,433.2
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Stockholders' Equity
Preferred Stock                                                                                   120.0        120.0         120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at
  September 2001, December 2000, and September 2000; Outstanding
  222,114,864 at September 2001, 222,232,395 at December 2000 and
  221,782,062 at September 2000                                                                   379.8        379.8         379.8
Capital Surplus                                                                                       -            -             -
Retained Earnings                                                                               2,462.7      2,200.0       2,116.8
Accumulated Other Comprehensive Income                                                             (7.9)       (13.2)        (13.1)
Common Stock Issuable - Stock Incentive Plans                                                     150.0        110.2         113.9
Deferred Compensation                                                                             (71.5)       (57.9)        (67.4)
Treasury Stock - (at cost, 5,806,660 shares at September 2001, 5,689,129
  shares at December 2000, and 6,139,462 shares at September 2000)                               (307.3)      (276.7)       (289.5)
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Stockholders' Equity                                                                      2,725.8      2,462.2       2,360.5
----------------------------------------------------------------------------------------   ------------  -----------  ------------
Total Liabilities and Stockholders' Equity                                                   $ 35,124.4   $ 36,022.3    $ 34,793.7
----------------------------------------------------------------------------------------   ------------  -----------  ------------

CONSOLIDATED STATEMENT OF INCOME                                                         NORTHERN TRUST CORPORATION


                                                                     Third Quarter                     Nine Months
                                                                  Ended September 30               Ended September 30
                                                           -------------------------------   ------------------------------
($ In Millions Except Per Share Information)                        2001             2000             2001             2000
---------------------------------------------------------  -------------    -------------    -------------    -------------
Noninterest Income
      Trust Fees                                                  $304.3           $304.7           $927.2           $896.3
      Foreign Exchange Trading Profits                              37.2             37.6            112.6            113.7
      Treasury Management Fees                                      21.0             18.1             61.7             53.4
      Security Commissions and Trading Income                        8.1              8.0             26.2             25.9
      Other Operating Income                                        19.2             23.5             65.9             57.9
      Investment Security Gains                                        -                -                -                -
---------------------------------------------------------  -------------    -------------    -------------    -------------
Total Noninterest Income                                           389.8            391.9          1,193.6          1,147.2
---------------------------------------------------------  -------------    -------------    -------------    -------------
Net Interest Income
      Interest Income                                              396.1            531.3          1,339.2          1,467.0
      Interest Expense                                             247.1            388.5            895.7          1,044.0
---------------------------------------------------------  -------------    -------------    -------------    -------------
Net Interest Income                                                149.0            142.8            443.5            423.0
Provision for Credit Losses                                          5.0              5.0             21.5             19.0
---------------------------------------------------------  -------------    -------------    -------------    -------------
Net Interest Income after Provision for Credit Losses              144.0            137.8            422.0            404.0
---------------------------------------------------------  -------------    -------------    -------------    -------------
Noninterest Expenses
      Compensation                                                 174.1            179.8            520.0            514.6
      Employee Benefits                                             30.1             27.5             95.4             84.0
      Occupancy Expense                                             25.8             21.8             75.8             64.8
      Equipment Expense                                             20.8             18.1             63.6             54.5
      Other Operating Expenses                                      92.8             97.7            282.2            291.3
---------------------------------------------------------  -------------    -------------    -------------    -------------
Total Noninterest Expenses                                         343.6            344.9          1,037.0          1,009.2
---------------------------------------------------------  -------------    -------------    -------------    -------------
Income before Income Taxes                                         190.2            184.8            578.6            542.0
Provision for Income Taxes                                          63.6             61.5            193.5            182.4
---------------------------------------------------------  -------------    -------------    -------------    -------------
Net Income                                                        $126.6           $123.3           $385.1           $359.6
---------------------------------------------------------  -------------    -------------    -------------    -------------
Net Income Applicable to Common Stock                             $125.7           $121.8           $381.7           $355.4
---------------------------------------------------------  -------------    -------------    -------------    -------------
Net Income Per Common Share - Basic                               $  .57           $  .55           $ 1.72           $ 1.61
                            - Diluted                                .55              .53             1.66             1.54
---------------------------------------------------------  -------------    -------------    -------------    -------------
Average Number of Common Shares Outstanding - Basic          221,453,555      220,749,384      221,573,897      220,985,573
                                            - Diluted        228,778,525      230,936,938      229,357,126      230,513,163
---------------------------------------------------------  -------------    -------------    -------------    -------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                                                     NORTHERN TRUST CORPORATION

                                                                                              Third Quarter         Nine Months
                                                                                           Ended September 30    Ended September 30
                                                                                          ------------------------------------------
(In Millions)                                                                                2001        2000     2001       2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                $126.6     $123.3     $385.1      $359.6
  Other Comprehensive Income (net of tax)
     Unrealized Gains (Losses) on Securities Available for Sale
        Unrealized Holding Gains Arising during the Period (net of tax provision of
          $.8 million and $.6 million for the third quarter ended September 30, 2001 and
          2000, respectively.  Net of tax provision of $2.0 million and $.6 million for
          the nine months ended September 30, 2001 and 2000, respectively).                  1.2          -        3.0          .1
        Less:  Reclassification Adjustments for Gains Included in Net Income                   -          -          -           -
     Unrealized Gains (Losses) on Cash Flow Hedge Designations
        Cumulative-Effect of Adopting SFAS No. 133 (net of tax benefit of $.1 million)         -          -        (.2)          -
        Unrealized Gains Arising During the Period (net of tax expense of $2.4 million for the quarter ended September 30, 2001.  Net of tax expense of $1.5 million
          for the nine months ended September 30, 2001).                                     4.0          -        1.1           -
        Less:  Reclassification Adjustments of Losses Included in Net Income (net of
          tax benefit of $.8 million for the nine months ended September 30, 2001).           .1          -        1.4           -
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                                                   5.3          -        5.3          .1
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                      $131.9     $123.3     $390.4      $359.7
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY NORTHERN TRUST CORPORATION

                                                                                                           Nine Months
                                                                                                       Ended September 30
                                                                                              ----------------------------------
(In Millions)                                                                                            2001               2000
-------------------------------------------------------------------------------------------   ---------------   ----------------
Preferred Stock
Balance at January 1 and September 30                                                               $  120.0           $  120.0
-------------------------------------------------------------------------------------------   ---------------   ----------------
Common Stock
Balance at January 1 and September 30                                                                  379.8              379.8
-------------------------------------------------------------------------------------------   ---------------   ----------------
Retained Earnings
Balance at January 1                                                                                 2,200.0            1,870.7
Net Income                                                                                             385.1              359.6
Dividends Declared - Common Stock                                                                     (103.4)             (89.9)
Dividends Declared - Preferred Stock                                                                    (3.2)              (4.6)
Stock Issued - Incentive Plan and Awards                                                               (15.8)             (19.0)
-------------------------------------------------------------------------------------------   ---------------   ----------------
Balance at September 30                                                                              2,462.7            2,116.8
-------------------------------------------------------------------------------------------   ---------------   ----------------
Accumulated Other Comprehensive Income
Balance at January 1                                                                                   (13.2)             (13.2)
Other Comprehensive Income                                                                               5.3                0.1
-------------------------------------------------------------------------------------------   ---------------   ----------------
Balance at September 30                                                                                 (7.9)             (13.1)
-------------------------------------------------------------------------------------------   ---------------   ----------------
Common Stock Issuable - Stock Incentive Plans
Balance at January 1                                                                                   110.2               55.0
Stock Issuable, net of Stock Issued                                                                     39.8               58.9
-------------------------------------------------------------------------------------------   ---------------   ----------------
Balance at September 30                                                                                150.0              113.9
-------------------------------------------------------------------------------------------   ---------------   ----------------
Deferred Compensation
Balance at January 1                                                                                   (57.9)             (33.4)
Compensation Deferred                                                                                  (36.5)             (51.0)
Compensation Amortized                                                                                  22.9               17.0
-------------------------------------------------------------------------------------------   ---------------   ----------------
Balance at September 30                                                                                (71.5)             (67.4)
-------------------------------------------------------------------------------------------   ---------------   ----------------
Treasury Stock
Balance at January 1                                                                                  (276.7)            (204.2)
Stock Options and Awards                                                                                80.9               87.1
Stock Purchased                                                                                       (111.5)            (172.4)
-------------------------------------------------------------------------------------------   ---------------   ----------------
Balance at September 30                                                                               (307.3)            (289.5)
-------------------------------------------------------------------------------------------   ---------------   ----------------
Total Stockholders' Equity at September 30                                                          $2,725.8           $2,360.5
-------------------------------------------------------------------------------------------   ---------------   ----------------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                                    NORTHERN TRUST CORPORATION

                                                                                                                  Nine Months
                                                                                                              Ended September 30
                                                                                                          -----------  -----------
(In Millions)                                                                                                    2001        2000
-------------------------------------------------------------------------------------------------------   -----------  -----------
Cash Flows from Operating Activities:
Net Income                                                                                                $     385.1  $     359.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                                  21.5         19.0
    Depreciation on Buildings and Equipment                                                                      58.6         51.1
    (Increase) Decrease in Interest Receivable                                                                   43.6        (25.0)
    Decrease in Interest Payable                                                                                (10.6)         (.8)
    Amortization and Accretion of Securities and Unearned Income                                               (115.3)       (99.2)
    Amortization of Computer Software                                                                            56.1         46.9
    Amortization of Goodwill and Other Intangibles                                                               12.4         11.5
    Net Increase in Trading Account Securities                                                                    (.3)        (2.9)
    Other Noncash, net                                                                                          110.9       (169.1)
-------------------------------------------------------------------------------------------------------   -----------  -----------
    Net Cash Provided by Operating Activities                                                                   562.0        191.1
-------------------------------------------------------------------------------------------------------   -----------  -----------
Cash Flows from Investing Activities:
    Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell        (1,024.4)       539.2
    Net (Increase) Decrease in Time Deposits with Banks                                                         651.3       (451.0)
    Net Decrease in Other Interest-Bearing Assets                                                                97.5         50.7
    Purchases of Securities-Held to Maturity                                                                   (113.0)      (123.4)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                                         83.5         87.4
    Purchases of Securities-Available for Sale                                                              (54,773.3)   (35,337.4)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                             56,244.7     31,778.7
    Net Increase in Loans and Leases                                                                           (701.7)    (2,468.3)
    Purchases of Buildings and Equipment                                                                        (95.1)       (80.5)
    Purchases and Development of Computer Software                                                             (108.4)       (77.4)
    Net Increase in Trust Security Settlement Receivables                                                       (94.7)      (333.6)
    Decrease in Cash Due to Acquisitions                                                                         (1.5)       (31.5)
    Other, net                                                                                                   22.3         37.5
-------------------------------------------------------------------------------------------------------   -----------  -----------
    Net Cash Provided by (Used in) Investing Activities                                                         187.2     (6,409.6)
-------------------------------------------------------------------------------------------------------   -----------  -----------
Cash Flows from Financing Activities:
    Net Decrease in Deposits                                                                                    (39.4)      (216.4)
    Net Increase (Decrease) in Federal Funds Purchased                                                       (2,275.0)     1,024.7
    Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                                  (560.0)        45.4
    Net Decrease in Commercial Paper                                                                             (3.4)       (18.4)
    Net Increase in Short-Term Other Borrowings                                                               1,585.0      5,403.9
    Proceeds from Term Federal Funds Purchased                                                                3,494.4      7,943.3
    Repayments of Term Federal Funds Purchased                                                               (3,451.4)    (8,326.8)
    Proceeds from Senior Notes & Long-Term Debt                                                                 154.5        102.6
    Repayments of Senior Notes & Long-Term Debt                                                                 (75.6)      (123.7)
    Treasury Stock Purchased                                                                                   (108.2)      (170.4)
    Net Proceeds from Stock Options                                                                              14.4         21.1
    Cash Dividends Paid on Common and Preferred Stock                                                          (107.0)       (94.7)
    Other, net                                                                                                   20.3         11.8
-------------------------------------------------------------------------------------------------------   -----------  -----------
    Net Cash Provided by (Used in) Financing Activities                                                      (1,351.4)     5,602.4
-------------------------------------------------------------------------------------------------------   -----------  -----------
    Decrease in Cash and Due from Banks                                                                        (602.2)      (616.1)
    Cash and Due from Banks at Beginning of Year                                                              2,287.8      1,977.9
-------------------------------------------------------------------------------------------------------   -----------  -----------
Cash and Due from Banks at End of Year                                                                    $   1,685.6  $   1,361.8
-------------------------------------------------------------------------------------------------------   -----------  -----------
Schedule of Noncash Investing Activities:
    Transfer of Securities from Held to Maturity to Available for Sale                                    $     167.1  $         -
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                                         $     906.3  $   1,044.8
    Income Taxes Paid                                                                                            28.2         87.3
-------------------------------------------------------------------------------------------------------   -----------  -----------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 2001 and 2000 have not been audited by the Corporation's public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the
interim periods have been made.   All such adjustments are of a normal recurring
nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

------------------------------------------------------------------------------------------------------------------
                                  September 30, 2001            December 31, 2000            September 30, 2000
                             -------------------------------------------------------------------------------------
                                  Book         Fair             Book         Fair            Book         Fair
(In Millions)                     Value        Value            Value       Value            Value        Value
------------------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government             $        -   $        -         $   55.0    $   55.0        $    54.9    $    54.9
    Obligations of States and
        Political Subdivisions       504.1        527.4            435.7       445.1            455.4        454.1
    Federal Agency                     5.2          5.3              5.5         5.5              6.0          5.8
    Other                            131.7        127.0            282.2       276.5            278.6        274.1
------------------------------------------------------------------------------------------------------------------
Subtotal                             641.0        659.7            778.4       782.1            794.9        788.9
------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                  160.4        160.4            174.6       174.6            181.3        181.3
    Obligations of States and
        Political Subdivisions        17.0         17.0             15.7        15.7             15.6         15.6
    Federal Agency                 4,899.3      4,899.3          6,172.1     6,172.1          8,926.1      8,926.1
    Preferred Stock                   99.3         99.3            101.2       101.2            100.9        100.9
    Other                            186.1        186.1             14.2        14.2             17.3         17.3
------------------------------------------------------------------------------------------------------------------
Subtotal                           5,362.1      5,362.1          6,477.8     6,477.8          9,241.2      9,241.2
------------------------------------------------------------------------------------------------------------------
Trading Account                       13.7         13.7             13.4        13.4             13.9         13.9
------------------------------------------------------------------------------------------------------------------
Total Securities                $  6,016.8   $  6,035.5         $7,269.6    $7,273.3        $10,050.0    $10,044.0
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                               September 30, 2001
------------------------------------------------------------------------------------------------------------------
                                                                           Gross Unrealized
                                                          Book       --------------------------         Fair
(In Millions)                                             Value         Gains          Losses           Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                       $         -      $      -        $      -       $         -
Obligations of States and Political Subdivisions            504.1          23.3               -             527.4
Federal Agency                                                5.2            .2              .1               5.3
Other                                                       131.7            .1             4.8             127.0
-----------------------------------------------------------------------------------------------------------------
Total                                                 $     641.0      $   23.6        $    4.9       $     659.7
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                            September 30, 2001
-----------------------------------------------------------------------------------------------------------------
                                                                          Gross Unrealized
                                                      Amortized      --------------------------         Fair
(In Millions)                                            Cost           Gains          Losses           Value
-----------------------------------------------------------------------------------------------------------------
U.S. Government                                       $     159.2      $    1.2        $      -       $     160.4
Obligations of States and Political Subdivisions             16.8            .2               -              17.0
Federal Agency                                            4,890.2           9.1               -           4,899.3
Preferred Stock                                              99.4            .1              .2              99.3
Other                                                       186.1             -               -             186.1
-----------------------------------------------------------------------------------------------------------------
Total                                                 $   5,351.7      $   10.6        $     .2       $   5,362.1
-----------------------------------------------------------------------------------------------------------------


3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.6 billion on September 30, 2001, $10.5 billion on December 31, 2000 and $13.7 billion on September 30, 2000. Included in the September 30, 2001 pledged assets were securities available for sale of $665.4 million, which were pledged as collateral for repurchase agreement transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge collateral accepted from reverse repurchase agreement transactions. The total fair value of accepted collateral as of September 30, 2001, December 31, 2000 and September 30, 2000 was $1.0 billion, $296.4 million and $297.9 million, respectively. The fair value of repledged collateral as of September 30, 2001, December 31, 2000 and September 30, 2000 was $257.1 million, $125.6 million and $99.4 million, respectively. Repledged collateral was used in other repurchase agreement transactions.


4. Contingent Liabilities - Standby letters of credit outstanding were $2.4 billion on September 30, 2001, $2.0 billion on December 31, 2000 and $2.1 billion on September 30, 2000.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

--------------------------------------------------------------------------------------------------------
(In Millions)                      September 30, 2001       December 31, 2000       September 30, 2000
--------------------------------------------------------------------------------------------------------
Domestic
   Residential Real Estate                  $ 7,332.4               $ 6,822.8                $ 6,643.5
   Commercial                                 4,898.8                 4,796.8                  5,003.1
   Broker                                        72.1                   126.4                    166.7
   Commercial Real Estate                     1,006.9                   911.0                    878.5
   Personal                                   2,120.0                 2,289.3                  2,225.5
   Other                                      1,088.1                 1,207.1                  1,008.1
   Lease Financing                            1,186.6                 1,034.4                    862.2
-------------------------------------------------------------------------------------------------------
Total Domestic                               17,704.9                17,187.8                 16,787.6
International                                 1,050.5                   956.8                    942.5
-------------------------------------------------------------------------------------------------------
Total Loans and Leases                      $18,755.4               $18,144.6                $17,730.1
-------------------------------------------------------------------------------------------------------


At September 30, 2001, other domestic and international loans included $1.4 billion of overnight trust-related advances, primarily in connection with next day security settlements, compared with $1.4 billion at December 31, 2000 and $1.3 billion at September 30, 2000.

At September 30, 2001, nonperforming loans and leases totaled $114.2 million. Included in this amount were loans with a recorded investment of $112.8 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $25.3 million had no portion of the reserve for credit losses allocated to them while impaired loans totaling $87.5 million had an allocated reserve of $20.1 million. For the third quarter of 2001, the total recorded investment in impaired loans averaged $107.2 million. There was $66 thousand of interest income recorded on impaired loans for the quarter ended September 30, 2001.

At September 30, 2000, nonperforming loans and leases totaled $76.8 million and included $75.2 million of impaired loans. Of these impaired loans, $28.3 million had no portion of the reserve for credit losses allocated to them while $46.9 million had an allocated reserve of $18.4 million. Total recorded investment in impaired loans for the third quarter of 2000 averaged $58.7 million with no interest income recognized on such loans.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

--------------------------------------------------------------------------
                                                       Nine Months
                                                    Ended September 30
--------------------------------------------------------------------------
(In Millions)                                      2001              2000
--------------------------------------------------------------------------
Balance at Beginning of Period                   $162.9            $150.9
Charge-Offs                                       (27.3)            (12.9)
Recoveries                                          1.0               1.0
--------------------------------------------------------------------------
Net Charge-Offs                                   (26.3)            (11.9)
Provision for Credit Losses                        21.5              19.0
--------------------------------------------------------------------------
Balance at End of Period                         $158.1            $158.0
--------------------------------------------------------------------------


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

--------------------------------------------------------------------------------------------------------------
                                                            Third Quarter                  Nine Months
                                                          Ended September 30            Ended September 30
--------------------------------------------------------------------------------------------------------------
($ In Millions Except Per Share Information)             2001           2000           2001           2000
--------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share
Net Income                                           $      126.6   $      123.3   $      385.1   $      359.6
Less: Dividends on Preferred Stock                            (.9)          (1.5)          (3.4)          (4.2)
--------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                $      125.7   $      121.8   $      381.7   $      355.4
Average Number of Common Shares Outstanding           221,453,555    220,749,384    221,573,897    220,985,573
Basic Net Income Per Common Share                    $        .57   $        .55   $       1.72   $       1.61
--------------------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share
Net Income Applicable to Common Stock                $      125.7   $      121.8   $      381.7   $      355.4
Average Number of Common Shares Outstanding           221,453,555    220,749,384    221,573,897    220,985,573
Plus Dilutive Potential Common Shares:
    Stock Options                                       5,042,620      7,638,346      5,559,619      7,098,795
    Stock Incentive Plans                               2,282,350      2,549,208      2,223,610      2,428,795
--------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares            228,778,525    230,936,938    229,357,126    230,513,163
Diluted Net Income Per Common Share                  $        .55   $        .53   $       1.66   $       1.54
--------------------------------------------------------------------------------------------------------------


8.   Accumulated Other Comprehensive Income

-------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                   Unrealized Gains         Minimum         Gains (Losses)        Accumulated
                                                     (Losses) on            Pension          On Cash Flow            Other
                                                 Securities Available      Liability      Hedge Designations     Comprehensive
(In Millions)                                   For Sale (net of tax)    (net of tax)        (net of tax)            Income
-------------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                       $(.9)               $(12.3)              $  -                $(13.2)
Cumulative-effect of adopting SFAS 133                     -                     -                (.2)                  (.2)
Current-Period Change                                    3.0                     -                2.5                   5.5
-------------------------------------------------------------------------------------------------------------------------------
Ending Balance                                          $2.1                $(12.3)              $2.3                $ (7.9)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                   Unrealized Gains         Minimum         Gains (Losses)        Accumulated
                                                     (Losses) on            Pension          On Cash Flow            Other
                                                 Securities Available      Liability      Hedge Designations     Comprehensive
(In Millions)                                   For Sale (net of tax)    (net of tax)        (net of tax)            Income
-------------------------------------------------------------------------------------------------------------------------------
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

SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and discontinues the use of the pooling-of-interests method of accounting for business combinations as permitted under APB No. 16. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and require that all business combinations be accounted for by a single method -- the purchase method.

SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses the accounting for goodwill and other intangible assets. The provisions of this Statement, as they relate to Northern Trust, are required to be applied beginning January 1, 2002 to all goodwill and other intangible assets reflected in the financial statements at that date. The Statement discontinues amortization of goodwill over its estimated useful life and requires a transitional impairment test of goodwill as of January 1, 2002. An annual impairment test of goodwill is also required in the year of adoption and in subsequent years. Impairment losses for goodwill that arise due to the initial application of this Statement, resulting from the transitional impairment test, are to be reported as a change in accounting principle and any subsequent impairment losses are required to be reported as operating expenses. Goodwill at September 30, 2001 totaled $92.2 million and is currently being amortized on a straight-line method primarily over fifteen years. Application of the nonamortization provisions of the Statement is expected to reduce noninterest expense by approximately $10.0 million annually, resulting in an increase in net income of $8.0 million in 2002 compared to 2001. Management has not yet completed the initial goodwill impairment test to determine whether any transitional impairment charge will be necessary. Other separately identifiable acquired intangible assets will continue to be amortized over their estimated useful life. At September 30, 2001, acquired intangible assets totaled $36.8 million and amortization for the first nine months of the year amounted to $4.9 million.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for long-lived assets to be disposed of. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Northern will adopt the requirements of this Statement at the beginning of 2002. It is not anticipated that the adoption of SFAS No. 144 will have a material effect on Northern Trust's results of operations.

10.  Business Segments

The tables on page 17, reflecting the earnings contribution of Northern Trust's business segments for the third quarter and nine months ended September 30, 2001, are incorporated by reference.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER EARNINGS HIGHLIGHTS

Net income increased 3% to $126.6 million from the $123.3 million earned in the third quarter of last year. Net income per common share on a diluted basis increased 4% to $.55 for the third quarter, up from $.53 earned a year ago.
This earnings performance produced an annualized return on average common equity
(ROE) of 19.63% versus 22.12% reported last year, and an annualized return on average assets (ROA) of 1.43% versus 1.42% in 2000. While total revenues in the quarter were essentially flat from last year, management of expenses was particularly effective, resulting in positive operating leverage and a productivity ratio of 160%.


Noninterest Income

Noninterest income totaled $389.8 million for the quarter, accounting for 71% of total taxable equivalent revenue. Trust fees were essentially unchanged at $304.3 million in the quarter, compared to $304.7 million in the third quarter of last year and represented 55% of total taxable equivalent revenue. The flat trust fee performance resulted from sharply lower equity markets, offset by new business. New business sold remained strong in this difficult environment. As a result of this new business, trust assets under administration declined only 6% to $1.58 trillion since September 2000, despite the significant declines in equity markets, as evidenced by the 28% decline in the S&P equity index during this period. Trust assets under the management of Northern Trust declined 3% since last year and totaled $327.5 billion.

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based trust fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as trust fee income. In addition, certain accounts may be on a fixed annual fee. Therefore, market value or other changes in a portfolio's size do not typically have a directly proportionate impact on the level of the fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Trust fees from Personal Financial Services (PFS) in the quarter totaled $153.5 million, compared to $158.7 million in the year-ago quarter. The decline in PFS trust fees resulted from sharply lower equity markets, partially offset by new business throughout Northern Trust's national PFS network. Northern Trust's network of Personal Financial Services offices totals 82 locations in twelve states, and it is currently estimated that there will be approximately 100 offices operating within as many as fifteen states by the end of 2005.
Personal trust assets under administration totaled $149.8 billion at September 30, 2001, and reflect the transfer of $3.0 billion in assets to Corporate & Institutional Services (C&IS). This compares to $171.2 billion at September 30, 2000. Of the total assets under administration, $89.8 billion is managed by Northern Trust, compared to $100.1 billion one year ago. At September 30, 2001, approximately 50% of the personal trust assets under administration and 46% of assets under management were invested in domestic equity securities. Net new recurring PFS trust business sold in the first nine months totaled approximately $47 million in annualized fees.

Trust fees from C&IS in the quarter increased 3% to $150.8 million, compared to
$146.0 million in the year-ago quarter.   Securities lending fees increased 8%
to $29.3 million and were the principal contributor to the overall increase. The securities lending growth reflected higher volumes, as well as increased spreads
earned on the investment of collateral.   Custody fees increased to $51.2
million, up 4%, largely driven by new global custody business.   Fees from asset
management totaled $46.2 million, up slightly from the $46.0 million in the year-ago quarter, which included $3.4 million of performance-based fees compared to $.7 million in the current quarter. Northern Trust Retirement Consulting, L.L.C. recorded fees of $14.2 million, essentially unchanged from last year's third quarter.

C&IS trust assets under administration totaled $1.43 trillion at September 30, 2001, compared to $1.52 trillion at September 30, 2000. Of the C&IS trust assets under administration, $237.7 billion is managed by Northern Trust, down slightly from September 30, 2000. At September 30, 2001, approximately 35% of assets under administration and 25% of assets under management were invested in domestic equity securities. Trust assets under administration included $424.9 billion of global custody assets, up 12% from a year ago. Net new recurring C&IS trust business sold in the first nine months totaled approximately $57 million in annualized fees.

Foreign exchange trading profits were $37.2 million for the quarter, compared to $37.6 million in the third quarter of 2000. The current quarter reflects continued volatility in major currencies and transaction flows associated with global custody assets.

Treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $28.6 million, up 5% from last year's third quarter, due to new business and higher transaction volumes from existing clients. The fee portion of these revenues in the quarter was $21.0 million, up 16% from $18.1 million in the comparable quarter last year, partly as a result of more clients electing to pay for services in fees rather than in compensating deposit balances.

Revenues from security commissions and trading income totaled $8.1 million, essentially unchanged from last year. Other operating income was $19.2 million for the third quarter compared with $23.5 million in the same period of last year. Included in the prior year results was $2.5 million in nonrecurring income from an asset exchange. The remainder of the change in other operating income primarily reflects lower levels of trust deposit-related revenues.

Net Interest Income

Net interest income for the quarter totaled $149.0 million, 4% higher than the $142.8 million reported in the third quarter of 2000. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $161.6 million, up 3% from $157.1 million reported in the third quarter of 2000. Total average earning assets of $31.4 billion were unchanged from last year's third quarter, but the net interest margin improved to 2.05% from 1.99%. The net interest margin benefited from loan growth of 6% to $17.9 billion and the favorable impact of lower short-term funding costs during the quarter. The Federal Reserve Open Market Committee reduced the federal funds rate target twice during the third quarter to 3.00%. This compares to a rate of 6.50% at the start of 2001. Other favorable factors included a 6% increase in noninterest-related funds and a 6% increase in retail savings deposits.

Earning assets for the third quarter averaged $31.4 billion, unchanged from last year's third quarter. The $1.1 billion growth in average loans and the $2.0 billion increase in money market assets were offset by a 29% decline in the securities portfolio to average $7.7 billion.

The loan growth was concentrated predominantly in the domestic portfolio, which increased $1.0 billion to average $17.1 billion, while international loans increased by $88 million to $783 million from a year ago. Residential mortgage loans, which represent 40% of the total average loan portfolio, increased $633 million or 10% to average $7.2 billion for the quarter. The lease portfolio grew $334 million or 44%, and averaged $1.1 billion for the quarter.
Commercial and industrial loans averaged $4.9 billion, unchanged from a year ago.

Funding for the growth in earning assets came from several sources. Total interest-related deposits averaged $17.8 billion, up 10% or $1.6 billion from the third quarter of 2000. This growth was concentrated primarily in savings and money market deposits, up $.6 billion, and foreign office time deposits, up $1.2 billion as a result of increased global custody activity. Other interest-related funds averaged $8.4 billion in the quarter compared to $10.3 billion in last year's third quarter. The decline in other interest-related funds was due primarily to lower levels of treasury tax deposit balances and term federal funds sold. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, growth in lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 6% to average $5.1 billion due to growth in common stockholders' equity resulting from retained earnings, and to a higher level of demand deposits.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the third quarter, unchanged from the same quarter last year and down from $11.5 million recorded in the second quarter of 2001. The second quarter included a provision related to sales of nonperforming loans. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 20.

Noninterest Expenses

Noninterest expenses totaled $343.6 million for the quarter, essentially unchanged from $344.9 million in the year-ago quarter. Expenses continue to be closely monitored through various initiatives implemented by management including controlling staff levels, limiting staff-related and other discretionary expenses, and modifying some cash incentive plans for 2001 to include a stock option grant component. This last initiative, announced earlier in the year, resulted in a $6.1 million expense savings in the current quarter when compared to programs in place prior to this initiative.

Compensation and employee benefits, represented approximately 59% of total noninterest expenses and totaled $204.2 million, down 1% from a year ago. Staff growth and salary increases were more than offset by lower performance-based pay. Performance-based pay in the prior year quarter was impacted by strong new business, excellent investment management performance and record net income. Current year compensation levels reflect the impact of slower revenue growth, lower investment portfolio performance and the modifications made to incentive plans. Staff on a full-time equivalent basis at September 30, 2001 totaled 9,353 and reflects the reduction of staff resulting from the previously announced formation of a joint venture with Fiserv, Inc., to provide receivables management services. The expenses related to this service are now a component of other operating expenses. After adjusting for the impact of this venture, staff levels have increased 4% since September 30, 2000 and 2% since December 31, 2000.

Net occupancy expense totaled $25.8 million, up 19% from $21.8 million in the third quarter of 2000, due primarily to the opening of new or remodeled PFS offices over the past twelve months and additional space leased to support business growth. The principal components of the increase in occupancy expense were higher net rental, operating and maintenance costs, real estate taxes and utilities, building depreciation and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $20.8 million, up 15% from the $18.1 million reported in the third quarter of 2000. The increase was primarily in depreciation of computer hardware and office furniture and equipment, higher maintenance costs for computers and equipment, and increased costs for data line leases.

Other operating expenses in the quarter totaled $92.8 million compared to $97.7 million last year. The decline in other operating expenses reflects the net impact of several factors. These included expense reductions as a result of a decrease in performance-based fees paid to investment sub-advisors, lower levels of business development costs, and a reduction in charges associated with processing errors incurred in servicing and managing financial assets and performing banking activities. Other operating expenses also benefited from lower stock-related directors compensation due to the decline in the stock price of Northern Trust Corporation from the end of the second quarter. These lower expenses were partially offset by higher costs associated with continued investment in technology, expansion of the PFS office network, other expenditures to support business growth and payments made to Fiserv, Inc. for receivables management services. The following table shows the components of other operating expenses.

-------------------------------------------------------------------------------
                                                             Third Quarter
Other Operating Expenses                                  Ended September 30
-------------------------------------------------------------------------------
(In Millions)                                            2001             2000
-------------------------------------------------------------------------------
Business Development                                    $ 8.7            $10.6
Purchased Professional Services                          38.3             36.3
Telecommunications                                        4.6              4.6
Postage and Supplies                                      7.2              7.4
Software Amortization                                    18.7             15.4
Goodwill and Other Intangibles Amortization               4.2              4.1
Other Expenses                                           11.1             19.3
-------------------------------------------------------------------------------
Total Other Operating Expenses                          $92.8            $97.7
-------------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $63.6 million for the third quarter compared with $61.5 million in the year-ago quarter. The higher tax provision in 2001 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate for the third quarter was 33.4% compared to 33.3% for the third quarter of 2000.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the third quarter ended September 30, 2001 and 2000.


                                       Corporate and
                                       Institutional          Personal Financial           Treasury and               Total
Third Quarter                            Services                  Services                   Other               Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
($ In Millions)                      2001        2000          2001         2000        2001        2000        2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                     $   150.8    $   146.0    $   153.5    $   158.7   $       -   $       -   $   304.3   $   304.7
   Other                               67.8         66.5         16.7         18.4         1.0         2.3        85.5        87.2
Net Interest Income after
   Provision for Credit Losses*        46.9         49.3        106.5         99.9         3.2         2.9       156.6       152.1
Noninterest Expenses                  165.9        157.1        167.7        168.0        10.0        19.8       343.6       344.9
-----------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*            99.6        104.7        109.0        109.0        (5.8)      (14.6)      202.8       199.1
Provision for Income Taxes*            38.7         40.7         42.1         42.3        (4.6)       (7.2)       76.2        75.8
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                        $    60.9    $    64.0    $    66.9    $    66.7    $   (1.2)   $   (7.4)  $   126.6   $   123.3
-----------------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                          48%          52%          53%          54%         (1)%        (6)%       100%        100%
-----------------------------------------------------------------------------------------------------------------------------------
Average Assets                    $18,317.7    $16,347.9    $14,885.7    $13,658.4    $1,856.6    $4,468.9   $35,060.0   $34,475.2
-----------------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $12.6 million for 2001 and $14.3 million for 2000.
Note: Certain reclassifications have been made to 2000 financial information to conform to the current year presentation.


The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the nine-month period ended September 30, 2001 and 2000.

                                       Corporate and
                                       Institutional          Personal Financial           Treasury and               Total
Nine Months                              Services                  Services                   Other               Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
($ In Millions)                      2001        2000          2001         2000        2001        2000        2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                     $   462.9    $   439.5    $   464.3    $   456.8   $           $         $   927.2   $   896.3
   Other                              211.9        195.7         50.8         51.6        3.7        3.6       266.4       250.9
Net Interest Income after
   Provision for Credit Losses*       138.6        136.7        312.0        296.7       12.2        9.6       462.8       443.0
Noninterest Expenses                  500.7        466.7        509.8        481.3       26.5       61.2     1,037.0     1,009.2
---------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*           312.7        305.2        317.3        323.8      (10.6)     (48.0)      619.4       581.0
Provision for Income Taxes*           121.4        118.4        122.8        125.8       (9.9)     (22.8)      234.3       221.4
---------------------------------------------------------------------------------------------------------------------------------
Net Income                        $   191.3    $   186.8    $   194.5    $   198.0   $    (.7)  $  (25.2)  $   385.1   $   359.6
---------------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                          50%          52%          50%          55%         -%       (7)%        100%        100%
---------------------------------------------------------------------------------------------------------------------------------
Average Assets                    $17,949.5    $16,225.5    $14,778.0    $13,152.8   $2,942.8   $3,980.2   $35,670.3   $33,358.5
---------------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $40.8 million for 2001 and $39.0 million for 2000.
Note: Certain reclassifications have been made to 2000 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $60.9 million, down 5% from the third quarter of 2000. Noninterest income increased 3% to $218.6 million in the third quarter of 2001 from $212.5 million in last year's third quarter. Trust fees increased 3% to $150.8 million in the current quarter compared to $146.0 million in the year-ago quarter, due primarily to an 8% increase in securities lending fees. Other income was $67.8 million, up 2% from $66.5 million in last year's third quarter. The increase reflects a 14% or $2.2 million increase in fees for treasury management services due to new business, higher transaction volumes from existing clients and clients electing to pay for services in fees rather than in compensating deposit balances. Foreign exchange trading profits were down slightly from last year's third quarter.

Net interest income after the provision for credit losses, stated on a FTE basis, was $46.9 million, down 5% from $49.3 million in last year's third quarter. The impact of the $1.9 billion increase in average earning assets was more than offset by a decline in the net interest margin to 1.23% from 1.42% in the prior year quarter and a $1.6 million increase in the provision for possible credit losses.

Noninterest expenses increased 6% to $165.9 million in the current quarter due primarily to staff growth, merit increases, higher occupancy costs and expense allocations for product and operations support. Salaries and employee benefits increased, resulting from staff growth and merit increases, but were partially offset by lower performance-based pay.

Personal Financial Services

PFS net income for the quarter was $66.9 million, essentially unchanged from $66.7 million reported a year ago. Noninterest income was $170.2 million in the current quarter compared to $177.1 million in last year's third quarter. The decrease was due primarily to lower trust fees, which totaled $153.5 million in the current quarter, resulting from sharply lower equity markets, partially offset by new business throughout Northern Trust's national PFS network. Other income totaled $16.7 million in the current quarter, compared with $18.4 million in the prior year, which included $2.5 million of nonrecurring income from an asset exchange.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 7% to $106.5 million in the current quarter. The increase was due primarily to a $1.1 billion or 9% increase in average loan volume, offset in part by a reduction in the net interest margin to 2.99% from 3.09% last year.

Noninterest expenses decreased slightly to $167.7 million in the current quarter from $168.0 million in last year's third quarter. Expense allocations for product and operations support increased 11% or $6.3 million in the quarter. Occupancy costs were $1.1 million or 14% higher as a result of opening new PFS offices and the expansion of existing locations. Salaries and employee benefits declined 1% as the effects of staff growth and merit increases were more than offset by lower performance-based pay. In addition, business development expenses and operating costs associated with processing errors incurred in servicing and managing financial assets were down from a year ago.

Treasury and Other

The Treasury Department is responsible for managing The Northern Trust Company's
(Bank) wholesale funding, capital position and interest rate risk, as well as the investment portfolio. "Other" corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the third quarter was up slightly from a year ago resulting primarily from the impact of falling interest rates in 2001. Noninterest expenses totaled $10.0 million for the quarter compared with $19.8 million in last year's third quarter. The decline in operating expenses relates to lower accruals for certain corporate-based incentive plans. In addition, expenses were reduced due to lower stock-related directors compensation resulting from the decline in the price of Northern Trust Corporation common stock from the end of the second quarter.

NINE-MONTH EARNINGS HIGHLIGHTS

Net income per common share on a diluted basis increased 8% to $1.66 for the nine-month period ended September 30, 2001, up from $1.54 last year. Net income increased 7% to $385.1 million from $359.6 million in the year-ago period. The ROE was 20.72% compared to 22.21% last year, while the ROA was unchanged at 1.44%. The productivity ratio improved to 162% from 159% last year.

Total revenues, stated on a fully taxable equivalent basis, increased 4% from 2000 levels. Trust fees totaled $927.2 million, up 3% from $896.3 million last year. Foreign exchange trading profits totaled $112.6 million, down 1% from last year's strong performance. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 8% to $86.2 million. The fee portion of these revenues accrued in the period totaled $61.7 million, up 16% from 2000 levels. Other operating income totaled $65.9 million in the period compared with $57.9 million in 2000. The increase from last year is comprised of the $9.2 million nonrecurring gain recorded in this year's second quarter, in addition to higher loan and trust deposit-related fees. The third quarter of 2000 included $2.5 million of nonrecurring income from an asset exchange.

Net interest income, stated on a FTE basis, totaled $484.3 million, up 5% from $462.0 million reported last year. The $21.5 million provision for credit losses was $2.5 million higher than the $19.0 million required in the same period last year. Noninterest expenses were up 3% and totaled $1.04 billion compared to $1.01 billion a year ago.

BALANCE SHEET

Total assets at September 30, 2001 were $35.1 billion and also averaged $35.1 billion for the third quarter, up 2% from last year's average of $34.5 billion. Due to continued credit demand, loans and leases grew to $18.8 billion at September 30, 2001 and averaged $17.9 billion for the quarter. This compares with $17.7 billion in total loans and leases at September 30, 2000 and $16.8 billion on average for the third quarter of last year. Securities totaled $6.0 billion at September 30, 2001 and averaged $7.7 billion for the third quarter, compared to $10.0 billion at September 30, 2000 and $10.8 billion on average in the third quarter of 2000. Money market assets totaled $6.1 billion at September 30, 2001 and averaged $5.7 billion in the third quarter, up 54% from the year-ago quarter.

Driven by continued strong earnings growth, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $2.61 billion at September 30, 2001 and averaged $2.54 billion for the quarter, up 16% from the $2.19 billion average in last year's third quarter. Total stockholders' equity averaged $2.66 billion compared with $2.31 billion in the third quarter of 2000.

During the quarter, the Corporation acquired a total of 798,342 shares at a cost of $47.1 million. An additional 5.4 million shares may be purchased after September 30, 2001 under the current stock buyback program.

Northern Trust's risk-based capital ratios remained strong at 10.6% for tier 1 capital and 13.9% for total capital at September 30, 2001. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 7.9% at September 30, 2001, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at September 30, 2001 were 9.0% for tier 1 capital, 12.4% for total capital and 6.7% for the leverage ratio. Each of Northern Trust's other subsidiary banks had a ratio of 10.7% or higher for tier 1 capital, 11.3% for total risk-based capital, and 7.1% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned
(OREO). Nonperforming assets at September 30, 2001 totaled $115.8 million, compared with $109.4 million at June 30, 2001, $78.5 million at December 31, 2000 and $78.8 million at September 30, 2000. Domestic nonaccrual loans consisting primarily of commercial loans, totaled $114.2 million, representing
 .65% of total domestic loans and leases at September 30, 2001.   At June 30,
2001, December 31, 2000 and September 30, 2000, domestic nonaccrual loans and leases totaled $107.9 million, $76.3 million and $76.8 million, respectively. The change during the third quarter from June 30, 2001 reflects further deterioration, principally, in two middle market commercial loans, offset in part by the partial charge-off of a commercial loan currently involved in Chapter 11 reorganization proceedings and the repayment of another large loan through the successful completion of a workout program.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

---------------------------------------------------------------------------------------------------------------
                                                 September 30,      June 30,      December 31,    September 30,
(In Millions)                                             2001          2001              2000             2000
---------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic
      Residential Real Estate                           $  4.9        $  8.0             $ 2.9            $ 3.7
      Commercial                                         105.0          96.9              71.2             70.6
      Commercial Real Estate                               4.2           2.6               1.8              2.0
      Personal                                              .1            .4                .4               .5
---------------------------------------------------------------------------------------------------------------
   Total Domestic                                        114.2         107.9              76.3             76.8
   International                                             -             -                 -                -
---------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                   114.2         107.9              76.3             76.8
Other Real Estate Owned                                    1.6           1.5               2.2              2.0
---------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                              $115.8        $109.4             $78.5            $78.8
---------------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)            $ 47.7        $ 30.3             $30.5            $31.8
---------------------------------------------------------------------------------------------------------------


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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the nine months ended September 30, 2001 and September 30, 2000 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the inherent reserve, in each case, at September 30, 2001, June 30, 2001, December 31, 2000 and September 30, 2000.

----------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
-----------------------------------------------------------------------------------------------------------------------------------

                              September 30, 2001        June 30, 2001             December 31, 2000         September 30, 2000
                              ----------------------------------------------------------------------------------------------------
                                          Percent of              Percent of                Percent of                 Percent of
                               Reserve      Loans to    Reserve     Loans to      Reserve     Loans to      Reserve      Loans to
($ in millions)                Amount    Total Loans    Amount   Total Loans      Amount   Total Loans      Amount    Total Loans
----------------------------------------------------------------------------------------------------------------------------------
Specific Reserve                 $ 20.1            -%    $ 23.4             -%     $ 24.3            -%       $ 18.4            -%
----------------------------------------------------------------------------------------------------------------------------------
Inherent Reserve
  Residential Real Estate           9.6           39       11.0           39          9.6           38           8.7           37
  Commercial                       82.1           27       75.9           28         79.1           27          80.5           29
  Commercial Real Estate           13.5            5       13.8            5         13.2            5          13.4            5
  Personal                          3.9           11        4.0           12          4.3           13           4.1           13
  Other                               -            6          -            5            -            6             -            6
  Lease Financing                   3.0            6        2.9            6          2.9            6           2.9            5
  International                     3.0            6        4.7            5          3.4            5           3.1            5
  Unallocated                      22.9            -       24.0            -         26.1            -          26.9            -
----------------------------------------------------------------------------------------------------------------------------------
Total Inherent Reserve           $138.0          100%    $136.3          100%      $138.6          100%       $139.6          100%
----------------------------------------------------------------------------------------------------------------------------------
Total Reserve                    $158.1          100%    $159.7          100%      $162.9          100%       $158.0          100%
----------------------------------------------------------------------------------------------------------------------------------


Specific Reserve. At September 30, 2001, the specific component of the reserve stood at $20.1 million, compared to $23.4 million at June 30, 2001. The $3.3 million reduction in the specific component of the reserve during the quarter reflects, primarily, the partial charge-off of one commercial loan currently in Chapter 11 reorganization proceedings, offset in part by deterioration in certain middle market commercial loans. The charge-off referred to above totaled $5.6 million, all of which had previously been reserved for.

Allocated Inherent Reserve. The allocated inherent portion of the reserve increased by a net $2.8 million during the third quarter to $115.1 million at September 30, 2001. The change in this component of the reserve reflects primarily the impact of the transfer of certain commercial loans to weaker rating categories for which larger reserve provision factors are applied. In addition, during the quarter, management completed its periodic review of all loss factors utilized in estimating the inherent loss in the portfolio. As a result of this review, the loss factors for certain credit rating categories for commercial credits were reduced. The loss factor adjustments reflected management's assessment of the credit risk inherent for these categories and historical loss experience.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management's review of overall factors affecting the determination of probable losses inherent primarily in the commercial loan portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $22.9 million, a decrease of $1.1 million from June 30, 2001.

Other Factors. During the quarter ended September 30, 2001, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At that time, the total amount of loans in the two highest risk groupings, those rated "7" and "8" (based on Northern Trust's internal rating scale, which closely parallels that of the banking regulators), was $311 million of which $111.5 million was classified as impaired, up from $149 million at June 30, 2001 when $104.7 million was classified as impaired, and up from $160 million at September 30, 2000 when $53 million was impaired. The increase from June 30, 2001 primarily reflects the transfer of certain loans to lower credit ratings with approximately 44% of the increase related to one large commercial loan whose rating has been lowered due to exposure to potential asbestos-related claims. The increase from the prior year primarily reflects similar rating changes on certain loans.

Total Reserve. Management's evaluation of the factors above resulted in a total reserve for credit losses of $158.1 million at September 30, 2001 compared to $159.7 million at June 30, 2001. The reserve as a percentage of total loans stood at .84% at September 30, 2001, versus .88% at June 30, 2001.

Provision. The provision for credit losses was $5.0 million during the third quarter of 2001, compared to $11.5 million in the second quarter of 2001 and $5.0 million in the prior year quarter. The provision for the second quarter of 2001 was affected by the $6.5 million provision related to the sale of $44.5 million in nonperforming loans.


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

 .  Any extraordinary events (such as the September 11, 2001 events).

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

CONSOLIDATED AVERAGE STATEMENT OF CONDITION                                                         NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME
                                                                                      Third Quarter
                                                          ---------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                        2001                               2000
                                                          --------------------------------   ----------------------------------
($ in Millions)                                           Interest     Volume       Rate      Interest      Volume       Rate
------------------------------------------------------    --------   ----------   --------   ----------   ----------   --------
Average Earning Assets
Money Market Assets
  Federal Funds Sold and Resell Agreements                $    5.9   $    673.1       3.49%   $     7.9   $    476.9       6.63%
  Time Deposits with Banks                                    48.8      5,029.4       3.85         46.8      3,220.8       5.77
  Other Interest-Bearing                                        .3         23.8       4.87           .4         14.6       9.67
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Money Market Assets                                     55.0      5,726.3       3.81         55.1      3,712.3       5.90
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Securities
  U.S. Government                                              2.1        169.3       4.99          3.7        234.0       6.32
  Obligations of States and Political Subdivisions            10.1        502.9       8.01          9.5        473.5       8.06
  Federal Agency                                              67.5      6,653.5       4.02        167.5      9,680.7       6.89
  Other                                                        6.6        400.0       6.58          8.6        441.6       7.72
  Trading Account                                               .1         10.9       4.68           .3         12.0       7.81
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Securities                                              86.4      7,736.6       4.43        189.6     10,841.8       6.96
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Loans and Leases                                             267.3     17,887.6       5.93        300.9     16,825.3       7.12
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Earning Assets                                      $  408.7     31,350.5       5.17%   $   545.6     31,379.4       6.92%
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Reserve for Credit Losses                                        -       (158.9)         -            -       (158.6)         -
Cash and Due from Banks                                          -      1,586.2          -            -      1,257.8          -
Other Assets                                                     -      2,282.2          -            -      1,996.6          -
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Assets                                                     -   $ 35,060.0          -            -   $ 34,475.2          -
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------

Average Source of Funds
Deposits
  Savings and Money Market                                $   36.7   $  5,693.2       2.56%   $    53.7   $  5,099.4       4.19%
  Savings Certificates                                        26.6      2,146.8       4.91         34.4      2,266.7       6.03
  Other Time                                                  12.6      1,066.3       4.67         19.0      1,197.3       6.33
  Foreign Offices Time                                        73.7      8,942.7       3.27        110.7      7,715.3       5.71
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Deposits                                               149.6     17,849.0       3.33        217.8     16,278.7       5.32
Federal Funds Purchased                                       22.5      2,548.7       3.51         42.0      2,534.1       6.59
Securities Sold Under Agreements to Repurchase                11.6      1,345.8       3.42         22.6      1,392.3       6.46
Commercial Paper                                               1.3        135.6       3.68          2.3        136.1       6.66
Other Borrowings                                              37.3      2,820.1       5.25         79.1      4,820.5       6.53
Senior Notes                                                   8.5        492.4       6.87          8.6        500.0       6.86
Long-Term Debt                                                13.1        767.0       6.82         11.2        638.3       7.03
Debt - Floating Rate Capital Securities                        3.2        267.7       4.71          4.9        267.6       7.23
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Interest-Related Funds                                 247.1     26,226.3       3.74        388.5     26,567.6       5.82
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Interest Rate Spread                                             -            -       1.43%           -            -       1.10%
Noninterest-Related Deposits                                     -      4,954.3          -            -      4,388.0          -
Other Liabilities                                                -      1,218.7          -            -      1,209.0          -
Stockholders' Equity                                             -      2,660.7          -            -      2,310.6          -
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Total Liabilities and Stockholders' Equity                       -   $ 35,060.0          -            -   $ 34,475.2          -
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------
Net Interest Income/Margin                                $  161.6            -       2.05%   $   157.1            -       1.99%
------------------------------------------------------    --------   ----------   --------    ---------   ----------   --------


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                          Third Quarter 2001/00
                                                   -----------------------------------
                                                       Change Due To
                                                   ---------------------
(In Millions)                                       Volume       Rate         Total
------------------------------------------------   --------   ----------   -----------
Earning Assets                                     $   (3.5)  $   (133.4)  $    (136.9)
Interest-Related Funds                                (16.9)      (124.5)       (141.4)
------------------------------------------------   --------   ----------   -----------
Net Interest Income                                $   13.4   $     (8.9)  $       4.5
------------------------------------------------   --------   ----------   -----------

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION                                  NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME
                                                                                            Nine Months
                                                           ------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                         2001                            2000
                                                           ---------------------------------   ------------------------------------
($ in Millions)                                              Interest    Volume      Rate       Interest       Volume        Rate
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements               $      21.8 $    629.7       4.63%  $      32.6   $     701.4       6.21%
    Time Deposits with Banks                                     142.2    4,273.1       4.45         138.8       3,471.5       5.34
    Other Interest-Bearing                                          .9       24.1       5.23           1.9          33.4       7.42
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Money Market Assets                                        164.9    4,926.9       4.48         173.3       4,206.3       5.50
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Securities
    U.S. Government                                                8.6      195.0       5.91          10.7         239.7       5.96
    Obligations of States and Political Subdivisions              29.0      481.6       8.02          29.4         480.7       8.17
    Federal Agency                                               306.9    8,219.7       4.99         419.5       8,534.3       6.57
    Other                                                         20.9      399.7       7.01          23.8         415.7       7.64
    Trading Account                                                 .6       14.1       5.76            .7          12.0       7.66
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Securities                                                 366.0    9,310.1       5.26         484.1       9,682.4       6.68
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Loans and Leases                                                 849.1   17,854.9       6.36         848.6      16,261.3       6.97
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Earning Assets                                       $   1,380.0   32,091.9       5.75%  $   1,506.0      30,150.0       6.67%
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Reserve for Credit Losses                                            -     (162.1)         -             -        (155.7)         -
Cash and Due from Banks                                              -    1,503.5          -             -       1,402.6          -
Other Assets                                                         -    2,237.0          -             -       1,961.6          -
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Assets                                                         - $ 35,670.3          -             -   $  33,358.5          -
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------

Average Source of Funds
Deposits
    Savings and Money Market Deposits                      $     136.4 $  5,670.0       3.22%  $     149.4   $   5,170.9       3.86%
    Savings Certificates                                          91.7    2,241.8       5.47          97.3       2,245.6       5.79
    Other Time                                                    50.0    1,292.0       5.17          47.5       1,042.6       6.09
    Foreign Offices Time                                         260.7    8,631.7       4.04         312.4       7,841.6       5.32
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Deposits                                                   538.8   17,835.5       4.04         606.6      16,300.7       4.97
Federal Funds Purchased                                           95.8    2,871.8       4.46         107.4       2,302.5       6.23
Securities Sold Under Agreements to Repurchase                    51.6    1,558.4       4.43          62.5       1,370.9       6.09
Commercial Paper                                                   4.7      135.5       4.61           6.5         137.1       6.33
Other Borrowings                                                 129.5    3,102.3       5.58         187.2       3,988.6       6.27
Senior Notes                                                      25.6      497.4       6.87          25.8         504.0       6.81
Long-Term Debt                                                    38.4      743.9       6.88          33.8         640.5       7.03
Floating Rate Capital Securities                                  11.3      267.7       5.60          14.2         267.6       7.02
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Interest-Related Funds                                     895.7   27,012.5       4.43       1,044.0      25,511.9       5.47
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Interest Rate Spread                                                 -          -       1.32%            -             -       1.20%
Noninterest-Related Deposits                                         -    4,885.1          -             -       4,473.7          -
Other Liabilities                                                    -    1,189.9          -             -       1,115.8          -
Stockholders' Equity                                                 -    2,582.8          -             -       2,257.1          -
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Total Liabilities and Stockholders' Equity                           - $ 35,670.3          -             -   $  33,358.5          -
-------------------------------------------------------    ----------- ----------  ---------   -----------   -----------   --------
Net Interest Income/Margin                                 $     484.3          -       2.02%  $     462.0             -       2.05%
-------------------------------------------------------    =========== ==========  =========   ===========   ===========   ========

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
                                                                     Nine Months 2001/00
                                                          -------------------------------------------
                                                                 Change Due To
                                                          -------------------------
(In Millions)                                                Volume        Rate          Total
-------------------------------------------------------   ------------  -----------   --------------
Earning Assets                                            $       84.1  $    (210.1)  $       (126.0)
Interest-Related Funds                                            38.5       (186.8)          (148.3)
-------------------------------------------------------   ------------  -----------   --------------
Net Interest Income                                       $       45.6  $     (23.3)  $         22.3
-------------------------------------------------------   ------------  -----------   --------------

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits
          --------

          (4)  Instruments Defining Rights of Security Holders:


               (i) Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate) (supercedes Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
               (ii) Form of The Northern Trust Company's Global Senior Bank Note (Fixed Rate) (supercedes Exhibit 4(i) filed with the Annual Report on Form 10-K for the year ended December 31,
                      1999)
               (iii) Form of The Northern Trust Company's Global Subordinated Bank Note (Floating Rate) (supercedes Exhibit 4(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
               (iv) Form of The Northern Trust Company's Global Subordinated Bank Note (Fixed Rate) (supercedes Exhibit 4(iii) filed with the Annual Report on Form 10-K for the year ended December 31, 1999)


          (10) Material Contracts

               (i) Amendment dated September 25, 2001 to the Northern Trust Employee Stock Ownership Plan
               (ii) Amendment dated September 25, 2001 to the Restated Northern Trust Supplemental Pension Plan
               (iii) Amendment dated September 25, 2001 to the Amended 1992 Incentive Stock Plan
               (iv) Form of Amendment to Form of Employment Security Agreement (amends Exhibit 10(xx) filed with the Annual Report on Form 10-K for the year ended December 31, 2000)
               (v) Form of Amendment to Form of Employment Security Agreement (amends Exhibit 10(xxi) filed with the Annual Report on Form 10-K for the year ended December 31, 2000)
               (vi) Form of Amendment to Form of Employment Security Agreement (amends Exhibit 10(xxii) filed with the Annual Report on Form 10-K for the year ended December 31, 2000)

          (b)  Reports on Form 8-K
               -------------------

               In a report on Form 8-K filed July 16, 2001, Northern Trust Corporation incorporated in Item 5 its July 16, 2001 press release, reporting on its earnings for the second quarter of 2001. The press release, with summary financial information, was filed pursuant to Item 7.

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



                                   NORTHERN TRUST CORPORATION
                                   --------------------------
                                          (Registrant)



Date: November 8, 2001        By:  Perry R. Pero
                                   -------------
                                   Perry R. Pero
                                   Vice Chairman
                                   and Chief Financial Officer



Date: November 8, 2001        By:  Harry W. Short
                                   --------------
                                   Harry W. Short
                                   Executive Vice President and Controller
                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Stockholders may obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.


Exhibit
Number    Description
------    -----------

 (4)      Instruments Defining Rights of Security Holders:

          (i) Form of The Northern Trust Company's Global Senior Bank Note (Floating Rate) (supercedes Exhibit 4(i) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
          (ii) Form of The Northern Trust Company's Global Senior Bank Note (Fixed Rate) (supercedes Exhibit 4(i) filed with the Annual Report on Form 10-K for the year ended December 31, 1999).
          (iii) Form of The Northern Trust Company's Global Subordinated Bank Note (Floating Rate) (supercedes Exhibit 4(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
          (iv) Form of The Northern Trust Company's Global Subordinated Bank Note (Fixed Rate) (supercedes Exhibit 4(iii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).


(10)      Material Contracts

          (i) Amendment dated September 25, 2001 to the Northern Trust Employee Stock Ownership Plan
          (ii) Amendment dated September 25, 2001 to the Restated Northern Trust Supplemental Pension Plan
          (iii) Amendment dated September 25, 2001 to the Amended 1992 Incentive Stock Plan
          (iv) Form of Amendment to Form of Employment Security Agreement (amends Exhibit 10(xx) filed with the Annual Report on Form 10-K for the year ended December 31, 2000)
          (v) Form of Amendment to Form of Employment Security Agreement (amends Exhibit 10(xxi) filed with the Annual Report on Form 10-K for the year ended December 31, 2000)
          (vi) Form of Amendment to Form of Employment Security Agreement (amends Exhibit 10(xxii) filed with the Annual Report on Form 10-K for the year ended December 31, 2000)