Form 10-K
period 2001-12-31
NORTHERN TRUST CORP
filed 2002-03-12
CIK 73124

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At February 12, 2002, 221,643,659 shares of Common Stock, $1.66 2/3 par value, were outstanding, and the aggregate market value of the Common Stock (based upon the last sale price of the common stock at February 12, 2002, as reported by The Nasdaq Stock Market) held by non-affiliates was approximately $10,750,199,210. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

     Portions of the following documents are incorporated by reference:

          Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 - Part I and Part II

          2002 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2002 - Part III

================================================================================

--------------------------------------------------------------------------------




                      [THIS PAGE INTENTIONALLY LEFT BLANK]




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           Northen Trust Corporation

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                TABLE OF CONTENTS

                                                                                                         Page
PART I
Item 1       Business...................................................................................   4

             Supplemental Item-Executive Officers of the Registrant.....................................  24

Item 2       Properties.................................................................................  25

Item 3       Legal Proceedings..........................................................................  25

Item 4       Submission of Matters to a Vote of Security Holders........................................  25


PART II
Item 5       Market for Registrant's Common Equity and Related Stockholder Matters......................  26

Item 6       Selected Financial Data....................................................................  26

Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations......  26

Item 7A      Quantitative and Qualitative Disclosures About Market Risk.................................  26

Item 8       Financial Statements and Supplementary Data................................................  26

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  26


PART III
Item 10      Directors and Executive Officers of the Registrant.........................................  27

Item 11      Executive Compensation.....................................................................  27

Item 12      Security Ownership of Certain Beneficial Owners and Management.............................  27

Item 13      Certain Relationships and Related Transactions.............................................  27

PART IV
Item 14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  28

Signatures..............................................................................................  30

Exhibit Index...........................................................................................  31

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I
Item 1-Business

                           NORTHERN TRUST CORPORATION

     Northern Trust Corporation (Corporation) was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors' qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation's principal subsidiary. The Corporation also owns national bank subsidiaries with offices in Arizona, California, Colorado, Florida and Texas, a federal savings bank with offices in Michigan, Missouri, Nevada, Ohio, Washington and Wisconsin, a trust company in New York and various other nonbank subsidiaries, including an investment management company owned through the Bank, a securities brokerage firm, an international investment consulting firm and a retirement services company. The Corporation expects that, although the operations of other subsidiaries will be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation's assets, revenues and net income. Except where the context otherwise requires, the term "Northern Trust" refers to Northern Trust Corporation and its consolidated subsidiaries. Northern Trust has not utilized unconsolidated special purpose entities in order to provide financing, improve liquidity, transfer assets or manage credit risk.

     At December 31, 2001, Northern Trust had consolidated total assets of approximately $39.7 billion and stockholders' equity of approximately $2.8 billion. As of December 31, 2001, Northern Trust was the third largest bank holding company in Illinois and the 26th largest in the United States based on consolidated total assets on that date.

                           THE NORTHERN TRUST COMPANY

     The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Throughout its 113 years, the Bank's growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 2001, the Bank had consolidated assets of approximately $32.8 billion and common equity capital of approximately $2.0 billion. At September 30, 2001, the Bank was the third largest bank in Illinois and the 36th largest in the United States, based on consolidated total assets of approximately $28.6 billion on that date.

     The Bank currently has 19 banking offices in the Chicago area and the following active wholly-owned subsidiaries. Northern Trust Investments, Inc. provides investment management services and products to domestic and international institutional clients. Norlease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. NT Mortgage Holdings LLC, a real estate investment trust, holds a 100% participation in a significant portion of the Bank's residential mortgage portfolio, and its parent, NTG Services LLC, conducts market and other studies for the Bank's global businesses. Nortrust Nominees Limited, located in London, is a United Kingdom trust corporation organized to hold United Kingdom real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank's London Branch. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities.

     Also a subsidiary of the Bank, The Northern Trust International Banking Corporation in New York is an Edge Act corporation organized for the purpose of conducting international business. Its business is conducted through the following subsidiaries. Northern Trust (Ireland) Limited, through its three principal subsidiaries, provides trust, custody, fund administration, fund accounting and shareholder registration services to international fund sponsors offering off-shore investment funds. Northern Trust Global Investments (Europe) Limited provides investment management services to institutional clients in the United Kingdom and continental Europe. The Northern Trust Company of Hong Kong Limited provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited facilitates the issuance and processing of commercial letters of credit in Hong Kong. Northern Trust Fund Managers (Ireland) Limited facilitates the offering of off-shore collective investment products to institutional clients.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                  OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

     The Corporation's Florida banking subsidiary, Northern Trust Bank of Florida N.A., at December 31, 2001 had 27 offices located throughout Florida and consolidated total assets of approximately $4.7 billion. The Corporation's Arizona banking subsidiary, Northern Trust Bank, N.A., at December 31, 2001 had consolidated total assets of approximately $920 million and served clients from nine office locations in Arizona. The Corporation's Colorado banking subsidiary, Northern Trust Bank of Colorado, was acquired in 1998 and, effective February 18, 2002, was merged into Northern Trust Bank, N.A. Its one location is in Denver and, at December 31, 2001, it had consolidated total assets of approximately $99 million. The Corporation's Texas banking subsidiary, Northern Trust Bank of Texas N.A., had seven office locations and consolidated total assets of approximately $820 million at December 31, 2001. At December 31, 2001, Northern Trust Bank of California N.A., the Corporation's California banking subsidiary, had 11 office locations in California and consolidated total assets of approximately $1.1 billion. The Corporation's Federal Savings Bank subsidiary, Northern Trust Bank, FSB, commenced operations in 1998. It currently has branch offices in Michigan, Missouri, Washington and Wisconsin and trust offices in Nevada and Ohio. At December 31, 2001, Northern Trust Bank, FSB had consolidated total assets of approximately $232 million.

     The Corporation has several nonbank subsidiaries. Among them is Northern Trust Securities, Inc., which provides full brokerage services to clients of the Bank and the Corporation's other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Retirement Consulting, L.L.C. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Global Advisors, Inc., in Stamford, Connecticut, is an international provider of institutional investment management services and is the parent of The Northern Trust Company of Connecticut. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation's subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to certain clients residing outside of the United States.

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

Corporate and Institutional Services (C&IS)

     Headed by Peter L. Rossiter, President - Corporate and Institutional Services, C&IS is a leading provider of master trust, master custody and related services to three targeted markets: retirement plans, institutional clients and international clients. Master trust and custody encompasses a full range of state-of-the-art capabilities including: worldwide custody, settlement and reporting; cash management; and performance analysis services. Trust and custody relationships managed by C&IS often include investment management, securities lending, transition management and commission recapture services provided through the Northern Trust Global Investments business unit. Services with respect to securities traded in foreign markets are provided primarily through the Bank's London Branch. Related foreign exchange services are rendered at the London and Singapore Branches as well as in Chicago. In addition to master trust and master custody, C&IS offers a comprehensive array of retirement consulting, actuarial and recordkeeping services through Northern Trust Retirement Consulting, L.L.C. At December 31, 2001, total assets under administration, excluding personal trust assets, were $1.5 trillion, of which $236 billion were managed.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     C&IS also offers a full range of commercial banking services through the Bank, placing special emphasis on developing and supporting institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Treasury management services are provided to corporations and financial institutions and include a variety of other products and services to accelerate cash collections, control disbursement outflows and generate information to manage cash positions. In June 2001, Northern Trust sold an 80% interest in its lockbox operations for which it received cash, and formed a joint venture with Fiserv, Inc. in connection with that sale to provide receivables management or lockbox services to Northern Trust for its clients. The venture plans to expand by selling services to additional financial institutions.

Personal Financial Services (PFS)

     Headed by Mark Stevens, President - Personal Financial Services, PFS encompasses personal trust and investment management services, estate administration, banking (including private banking) and residential real estate mortgage lending. PFS services are delivered through the Bank in Illinois and also through a network of national bank subsidiaries with offices in Arizona, California, Colorado, Florida and Texas, and a federal savings bank subsidiary with branch offices in Michigan, Missouri, Washington and Wisconsin and trust offices in Nevada and Ohio. During the year, Northern Trust opened the Weston and Belleair Bluffs offices in Florida and expanded or remodeled several existing PFS offices. It is currently estimated that there will be approximately 100 PFS offices operating within as many as 15 states by the end of 2005. PFS is one of the largest bank managers of personal trust assets in the United States, with $94 billion in assets under management and $167 billion in assets under administration at December 31, 2001.

     PFS focuses on small/mid-size businesses, executives, retirees and high net worth individuals in each banking subsidiary's target market. The financial needs of individuals and families with assets generally exceeding $100 million are served through its Wealth Management Group.

Northern Trust Global Investments (NTGI)

     Headed by Stephen B. Timbers, President - Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and products to clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, collective investment schemes and unregistered private investment funds, including funds of funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as traditional multi-manager products and services. In 2001, NTGI strategically expanded its equity and fixed income product lines, and introduced hedge fund and private equity programs. Northern Trust's institutional and retail mutual funds continued to enjoy significant growth, reaching $44.0 billion in assets by year-end. NTGI's activities also encompass brokerage, securities lending and related services.

     In 2001, NTGI entered into or expanded relationships with three overseas institutional firms. In August, Northern Trust launched a joint venture with the asset management arm of Germany's Landesbank Hessen-Thuringen (Helaba), to provide fixed income management for German institutions. By year-end, Northern Trust/Helaba had approximately $440 million in assets under management. In September, Northern launched an alliance with an Italian bank, Mediolanum, to provide manager-of-manager services to Italian investors. Northern also expanded an existing relationship with Mitsubishi Trust to manage alternative investments for Japanese international clients, in addition to U.S. equities.

Worldwide Operations and Technology (WWOT)

     Headed by James J. Mitchell, President - Worldwide Operations and Technology, WWOT supports all of Northern Trust's business activities, including the sales, relationship management, asset management, securities lending, transaction processing and product management activities of C&IS, PFS and NTGI. These activities are conducted principally in the operations and technology centers in Chicago and London. The Northern Trust Company of New York is also part of this unit.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Risk Management

     The Risk Management Unit, headed by Vice Chairman and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described in the sections of the Annual Report to Shareholders for the year ended December 31, 2001 referenced on page 49. The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

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

     Active competition exists in all principal areas in which Northern Trust presently engages in business. C&IS is a leading provider of master trust and custody services. The primary providers in this market, in addition to Northern Trust, are State Street Corporation, The Bank of New York Company, Inc., Mellon Financial Corporation, J. P. Morgan Chase & Co., Deutsche Bank A.G. and Citigroup Inc. In providing commercial banking and treasury management services, Northern Trust competes with domestic and foreign banks. Within the middle market segment, Northern Trust's competitors are primarily other Chicago banks, including Bank One Corporation, LaSalle Bank N.A., and Harris Bankcorp, Inc. Credit services, especially those provided to Fortune 500 companies, face increased competition due to the general trend for corporations to rely more upon direct access to the credit and capital markets (such as through the direct issuance of commercial paper) and less upon traditional financial intermediaries such as commercial banks.

     PFS competition is specific to each geographic market, but typically consists of local banks and trust companies, brokerage firms, mutual fund firms and asset management companies. In the Chicago area Northern Trust has the leading share of the personal trust market.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

Gramm-Leach-Bliley Act

     Enacted in late 1999, the Gramm-Leach-Bliley Act (the GLB Act) significantly changed financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing certain barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities can be conducted through a holding company structure or, in the case of many of these activities, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by banking regulators, insurance by state insurance regulators and securities activities by the Securities and Exchange Commission (SEC) and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to the GLB Act. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

     The GLB Act repealed the anti-affiliation provisions of the Glass-Steagall Act and revised the BHCA to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a federal securities financial holding company. The Corporation's banking subsidiaries currently meet these requirements.

     A significant component of the functional regulation provided in the GLB Act relates to the application of laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. Interim final rules of the SEC currently defer the time for compliance with these provisions of the GLB Act until May 12, 2002. These interim final rules are subject to further revision. The GLB Act also amended the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds.

     The Corporation has completed its evaluation of the effects of the GLB Act on its activities. The Bank and the Corporation's other banking subsidiaries have also evaluated their securities activities, particularly the fiduciary

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

aspects of those activities, in light of the amendments to the Securities Exchange Act of 1934 and the Investment Advisers Act of 1940 discussed above, to determine what, if any, additional registrations may be required and whether certain activities currently engaged in by any of the banks should instead be conducted by a nonbanking affiliate. The Corporation believes that it has taken the necessary actions in light of this evaluation.

     The Corporation has not elected to become a financial holding company and would expect to do so if and when it proposes to conduct, outside a financial subsidiary, one of the activities specifically authorized for financial holding companies by the GLB Act. The Corporation does expect that the affiliations and activities permitted financial services organizations will over time change the nature of its competition, but it is not possible to predict the full nature and effect of the changes that may occur.

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

Subsidiary Regulation

     The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Illinois Office of Banks and Real Estate. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area. State laws governing the Corporation's banking subsidiaries (directly or indirectly in the case of the national bank subsidiaries) generally allow each bank subsidiary to establish branches anywhere in its state.

     The Corporation's national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Office of the Comptroller of the Currency. Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

     The Corporation's nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Trust Securities, Inc. is registered as a broker-dealer with the SEC and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both of these bodies. Northern Trust Retirement Consulting, L.L.C., Northern Trust Global Advisors, Inc., Northern Trust Investments, Inc., and Northern Trust Bank, FSB are each registered with the SEC under the Investment Advisers Act of 1940 and are subject to that Act and the rules and regulations promulgated thereunder. In addition, Northern Trust Investments, Inc. is subject to regulation by the Illinois Office of Banks and Real Estate, and Northern Trust Retirement Consulting, L.L.C. is registered as a transfer agent with the SEC under the Securities Exchange Act of 1934 and is subject to that Act and the rules and regulations promulgated thereunder. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking.Two families of mutual funds

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

for which the Bank acts as investment adviser are subject to regulation by the SEC under the Investment Company Act. The Bank also acts as investment adviser of an investment company that is subject to regulation by the Central Bank of Ireland under the Companies Act, 1990. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

     The Corporation and its subsidiaries are affiliates within the meaning of the Federal Reserve Act so that the banking subsidiaries are subject to certain restrictions with respect to loans to the Corporation or its nonbanking subsidiaries and certain other transactions with them or involving their securities. Information regarding these restrictions, and dividend restrictions on banking subsidiaries, is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 76 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

Capital Regulation

     Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2002 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2002 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2002 debt service assessment was .0182%.

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

     The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will consider other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from non-traditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks.

     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 Capital to quarterly average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 Capital, less intangibles not deducted from Tier 1 Capital, to quarterly average total assets. As of December 31, 2001, the Federal Reserve had not advised the Corporation of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it. At December 31, 2001, the Corporation had a Tangible Tier 1 Leverage Ratio of 7.9%.

     Domestic bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision (Committee), have proposed for comment and are considering changes to the risk-based capital adequacy framework that could affect the capital guidelines applicable to bank holding companies and banks. In December 2001, the Committee indicated its desire to issue a new consultative package on the new Basel Capital Accord (BCA) and to complete the BCA by year-end 2002, with implementation of the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BCA capital adequacy framework beginning in 2005. The Corporation is monitoring the status and progress of the proposed rule and evaluating the potential impact the BCA, if adopted, would have on the financial condition or results of the operations of the Corporation and its banking subsidiaries.

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

Federal Deposit Insurance Corporation Improvement Act

     In addition to the effects of the provisions described above, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of FDIA and made revisions to several other federal banking statutes.

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

     At December 31, 2001, the Bank and each of the Corporation's other subsidiary banks met or exceeded the minimum regulatory ratios that are among the conditions for them to be considered well capitalized. For further discussion of regulatory capital requirements and information about the capital position of the Corporation and the Bank, see pages 58 and 59 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 29, titled "Regulatory Capital Requirements" on pages 88 and 89 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                      STAFF

     Northern Trust employed 9,453 full-time equivalent officers and staff members as of December 31, 2001, approximately 6,775 of whom were employed by the Bank.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                             STATISTICAL DISCLOSURES

     The following statistical disclosures, included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.

                                                                                  2001
                                                                              Annual Report
Schedule                                                                         Page(s)
---------------------------------------------------------------------------   -------------
Ratios ....................................................................       36
Foreign Outstandings ......................................................       51
Nonperforming  Assets and 90 Day Past Due Loans ...........................       52
Average  Statement of Condition with Analysis of Net Interest  Income .....      94-95
---------------------------------------------------------------------------   -------------
-------------------------------------------------------------------------------------------

     Additional statistical information on a consolidated basis is set forth below.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale
(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

                                                                           December 31, 2001
                                       -----------------------------------------------------------------------------------------
                                       One Year or Less     One to Five Years    Five to Ten Years   Over Ten Years    Average
                                       ----------------    ------------------   ------------------   ---------------
($ in Millions)                          Book     Yield      Book     Yield       Book     Yield      Book     Yield   Maturity
-----------------------------------    --------   -----     ------    ------     ------    -----     ------    -----   ---------
Securities Held to Maturity
   U.S. Government                     $     --      --%    $   --       --%     $   --      --%     $   --      --%     0 mos.
   Obligations of States and
    Political Subdivisions                 20.2    9.57       80.9     9.36       176.0    7.87       251.8    7.64    114 mos.
   Federal Agency                           1.0    7.05        2.0     6.70         1.0    6.22          .9    5.38     85 mos.
   Other-Fixed                             13.6    7.49       51.8     7.88        54.7    8.10         6.8    5.79     76 mos.
        -Floating                            --      --        2.2     4.45          .7    4.62          --      --     40 mos.
-----------------------------------    --------   -----    -------    -----     -------    ----      ------    ----    --------
Total Securities Held to Maturity      $   34.8    8.68%    $136.9     8.68%     $232.4    7.91%     $259.5    7.59%   106 mos.
-----------------------------------    --------   -----    -------    -----     -------    ----      ------    ----    --------
Securities Available for Sale
   U.S. Government                     $  158.9    3.35%    $   --       --%     $   --      --%     $   --      --%     6 mos.
   Obligations of States and
      Political Subdivisions                 --      --         --       --        10.2    6.58        19.8    6.65    139 mos.
   Federal Agency                       5,181.1    2.21        6.9     2.74          .9    2.90          --      --      2 mos.
   Other-Fixed                               --      --         --       --          --      --        20.2    5.97    120 mos.
        -Floating                            .1    5.29         --       --         5.9    2.77       244.6    4.84    119 mos.
-----------------------------------    --------   -----    -------    -----     -------    ----      ------    ----    --------
Total Securities Available for Sale    $5,340.1    2.24%    $  6.9     2.74%     $ 17.0    5.05%     $284.6    5.05%     9 mos.
-----------------------------------    --------   -----    -------    -----     -------    ----      ------    ----    --------

                                                                        December 31, 2001
                                      ----------------------------------------------------------------------------------------
                                      One Year or Less     One to Five Years    Five to Ten Years   Over Ten Years    Average
                                      ----------------    ------------------   ------------------   --------------
                                        Book     Yield      Book      Yield     Book      Yield      Book    Yield    Maturity
($ in Millions)                       --------   -----    -------    -------   ------    --------   ------   -----    --------
-----------------------------------
Securities Held to Maturity
   U.S. Government                    $   55.0    6.64%   $    --       --%    $   --        --%     $   --     --%     4 mos.
   Obligations of States and
      Political Subdivisions              16.6    9.71       79.4    10.29      143.2      8.12       196.5   7.52    108 mos.
   Federal Agency                          1.0    7.32        2.2     7.13        1.1      6.76         1.2   5.62     69 mos.
   Other-Fixed                            10.8    7.84       41.5     8.10       51.1      8.34        30.8   6.37     86 mos.
        -Floating                           --      --        2.2     7.49         .7      7.21       145.1   7.49    119 mos.
-----------------------------------   ---------   ----    --------   -----     ------    ------      ------   ----    --------
Total Securities Held to Maturity     $   83.4    8.32%   $ 125.3     9.46%    $196.1      8.17%     $373.6   7.41%    99 mos.
-----------------------------------   ---------   ----    --------   -----     ------    ------      ------   ----    --------
Securities Available for Sale
   U.S. Government                    $  173.6    6.64%   $   1.0     6.88%    $   --        --%     $   --     --%     7 mos.
   Obligations of States and
      Political Subdivisions                --      --         --       --         .2      7.13        15.5   6.49    129 mos.
    Federal Agency                     6,158.6    6.85       11.7     7.03        1.7      7.03          .1   6.86      5 mos.
    Other-Fixed                             .1    2.63         --       --         --        --          .1     --     82 mos.
         -Floating                        17.9    7.20         .3     7.16        5.9      7.53        91.1   7.15    101 mos.
-----------------------------------   ---------   ----    --------   -----     ------    ------      ------   ----    --------
Total Securities Available for Sale   $6,350.2    6.85%   $  13.0     7.02%    $  7.8      7.41%     $106.8   7.05%     7 mos.
-----------------------------------   ---------   ----    --------   -----     ------    ------      ------   ----    --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Securities Held to Maturity and Available for Sale

                                                                            December 31
                                                      -----------------------------------------------------
(In Millions)                                             2001       2000        1999       1998       1997
---------------------------------------------------   --------   --------    --------   --------   --------
Securities Held to Maturity
   U.S. Government                                    $   --     $   55.0    $   55.1   $   55.3   $   72.0
   Obligations of States and Political Subdivisions      528.9      435.7       476.0      261.8      276.7
   Federal Agency                                          4.9        5.5          .9        3.0       14.3
   Other                                                 129.8      282.2       220.7      152.4       93.1
---------------------------------------------------   --------   --------    --------   --------   --------
Total Securities Held to Maturity                     $  663.6   $  778.4    $  752.7   $  472.5   $  456.1
---------------------------------------------------   --------   --------    --------   --------   --------
Securities Available for Sale
   U.S. Government                                    $  158.9   $  174.6    $  192.0   $  260.0   $  470.0
   Obligations of States and Political Subdivisions       30.0       15.7        15.3      266.1      130.2
   Federal Agency                                      5,188.9    6,172.1     5,105.6    4,695.4    2,969.8
   Other                                                 270.8      115.4       167.1      153.7      163.3
---------------------------------------------------   --------   --------    --------   --------   --------
Total Securities Available for Sale                   $5,648.6   $6,477.8    $5,480.0   $5,375.2   $3,733.3
---------------------------------------------------   --------   --------    --------   --------   --------
Average Total Securities                              $8,533.7   $9,687.0    $7,956.4   $7,470.8   $6,374.2
---------------------------------------------------   --------   --------    --------   --------   --------
Total Securities at Year-End                          $6,331.1   $7,269.6    $6,243.7   $5,856.8   $4,198.2
---------------------------------------------------   --------   --------    --------   --------   --------

-----------------------------------------------------------------------------------------------------------

Loans and Leases by Type

                                                                             December 31
                                                      ---------------------------------------------------------
(In Millions)                                           2001         2000       1999        1998        1997
---------------------------------------------------   ---------   ---------   ---------   ---------   ---------
Domestic
   Residential Real Estate                            $ 7,427.9   $ 6,822.8   $ 6,257.7   $ 5,885.2   $ 5,186.7
   Commercial                                           4,741.6     4,796.8     4,704.1     3,937.9     3,734.8
   Broker                                                  11.8       126.4        88.8       147.6       170.1
   Commercial Real Estate                               1,025.6       911.0       780.4       677.1       582.1
   Personal                                             2,208.8     2,289.3     1,659.9     1,463.4     1,207.2
   Other                                                  768.6     1,207.1       566.5       509.6       890.1
   Lease Financing                                      1,202.6     1,034.4       691.5       528.3       347.0
---------------------------------------------------   ---------   ---------   ---------   ---------   ---------
Total Domestic                                         17,386.9    17,187.8    14,748.9    13,149.1    12,118.0
International                                             593.0       956.8       625.6       497.8       470.2
---------------------------------------------------   ---------   ---------   ---------   ---------   ---------
Total Loans and Leases                                $17,979.9   $18,144.6   $15,374.5   $13,646.9   $12,588.2
---------------------------------------------------   ---------   ---------   ---------   ---------   ---------
Average Loans and Leases                              $17,850.5   $16,548.6   $14,547.8   $13,315.0   $11,812.9
---------------------------------------------------   ---------   ---------   ---------   ---------   ---------

---------------------------------------------------------------------------------------------------------------

Remaining Maturity of Selected Loans and Leases

                                                                     December 31, 2001
                                                      --------------------------------------------
                                                                  One Year       One to   Over Five
(In Millions)                                            Total     or Less   Five Years      Years
---------------------------------------------------   --------   ---------   ----------   ---------
Domestic (Excluding Residential Real Estate and
   Personal Loans)
   Commercial                                         $4,741.6    $3,500.1    $  880.7    $  360.8
   Commercial Real Estate                              1,025.6       260.9       497.5       267.2
   Other                                                 780.4       752.4        13.6        14.4
   Lease Financing                                     1,202.6        73.0       170.4       959.2
---------------------------------------------------   --------   ---------   ----------   --------
Total Domestic                                         7,750.2     4,586.4     1,562.2     1,601.6
International                                            593.0       404.8       174.6        13.6
---------------------------------------------------   --------   ---------   ----------   --------
Total Selected Loans and Leases                       $8,343.2    $4,991.2    $1,736.8    $1,615.2
---------------------------------------------------   --------   ---------   ----------   --------
Interest Rate Sensitivity of Loans and Leases
   Fixed Rate                                         $6,522.1    $3,877.7    $1,237.5    $1,406.9
   Variable Rate                                       1,821.1     1,113.5       499.3       208.3
---------------------------------------------------   --------   ---------   ----------   --------
Total                                                 $8,343.2    $4,991.2    $1,736.8    $1,615.2
---------------------------------------------------   --------   ---------   ----------   --------

---------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Average Deposits by Type

(In Millions)                                               2001          2000          1999          1998          1997
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
Domestic Offices
   Demand and Noninterest-Bearing
      Individuals, Partnerships and Corporations     $   2,045.9   $   2,055.2   $   1,980.7   $   1,765.6   $   1,754.6
      Correspondent Banks                                   49.4          44.4          68.0          87.2          92.8
      Other                                              1,993.7       1,870.6       1,606.7       1,375.2       1,116.5
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
      Total                                              4,089.0       3,970.2       3,655.4       3,228.0       2,963.9
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
   Time
      Savings and Money Market                           5,753.6       5,203.9       4,845.3       4,263.3       3,895.4
      Savings Certificates less than $100,000              867.7         918.3       1,022.7       1,085.0       1,076.5
      Savings Certificates $100,000 and more             1,336.0       1,345.0       1,168.3       1,059.5         959.3
      Other                                              1,110.0         964.6         650.5         571.8         717.3
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
      Total                                              9,067.3       8,431.8       7,686.8       6,979.6       6,648.5
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
Total Domestic Offices                                  13,156.3      12,402.0      11,342.2      10,207.6       9,612.4
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
Foreign Offices
   Demand                                                  804.4         580.4         430.6         503.8         486.4
   Time                                                  8,649.2       8,064.5       6,592.1       5,781.7       4,971.2
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
Total Foreign Offices                                    9,453.6       8,644.9       7,022.7       6,285.5       5,457.6
------------------------------------------------     -----------   -----------   -----------   -----------   -----------
Total Deposits                                       $  22,609.9   $  21,046.9   $  18,364.9   $  16,493.1   $  15,070.0
------------------------------------------------     -----------   -----------   -----------   -----------   -----------

------------------------------------------------------------------------------------------------------------------------

Average Rates Paid on Time Deposits by Type

                                                 2001    2000    1999    1998    1997
---------------------------------------------    ----    ----    ----    ----    ----
Time Deposits - Domestic Offices
   Savings and Money Market                      2.84%   3.97%   3.21%   3.31%   3.23%
   Savings Certificates less than $100,000       5.18    5.66    5.40    5.79    5.86
   Savings Certificates $100,000 and more        5.18    6.02    5.31    5.60    5.63
   Other Time                                    4.96    6.13    5.03    5.35    5.50
---------------------------------------------    ----    ----    ----    ----    ----
Total Domestic Offices                           3.67    4.73    3.98    4.21    4.25
---------------------------------------------    ----    ----    ----    ----    ----
Total Foreign Offices Time                       3.62    5.35    4.34    4.95    4.82
---------------------------------------------    ----    ----    ----    ----    ----
Total Time Deposits                              3.65%   5.03%   4.15%   4.55%   4.49%
---------------------------------------------    ----    ----    ----    ----    ----

-------------------------------------------------------------------------------------

Remaining Maturity of Time Deposits $100,000 and more

                                      December 31, 2001                December 31, 2000
                               -------------------------------   -------------------------------
                                 Domestic Offices                  Domestic Offices
                               --------------------              --------------------
                               Certificates   Other    Foreign   Certificates   Other    Foreign
(In Millions)                    of Deposit    Time    Offices     of Deposit    Time    Offices
---------------------------    ------------   -----   --------   ------------   -----   --------
3 Months or Less                   $  985.5   $ 4.0   $8,372.0       $1,074.7   $ 5.7   $8,941.2
Over 3 through 6 Months               265.1      .8       95.6          314.6     1.8      169.4
Over 6 through 12 Months              251.2     2.2      162.0          335.3     2.8       53.2
Over 12 Months                        293.8     2.9       42.1          292.2     1.9        8.7
---------------------------        --------   -----   --------       --------   -----   --------
Total                              $1,795.6   $ 9.9   $8,671.7       $2,016.8   $12.2   $9,172.5
---------------------------        --------   -----   --------       --------   -----   --------

------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Purchased Funds

Federal Funds Purchased
(Overnight Borrowings)

($ in Millions)                                     2001       2000       1999
-----------------------------------             --------   --------   --------
Balance on December 31                          $  815.5   $3,615.0   $  370.2
Highest Month-End Balance                        5,389.3    3,947.2    4,586.3
Year--Average Balance                            2,839.0    2,644.7    3,226.1
    --Average Rate                                  3.87%      6.34%      4.99%
Average Rate at Year-End                            1.29       5.54       3.96
-----------------------------------             --------   --------   --------

Securities Sold under Agreements to Repurchase

($ in Millions)                                     2001       2000       1999
-----------------------------------             --------   --------   --------
Balance on December 31                          $1,407.4   $1,577.1   $  997.8
Highest Month-End Balance                        2,194.2    3,353.9    3,573.2
Year--Average Balance                            1,474.1    1,476.4    1,954.5
    --Average Rate                                  3.93%      6.22%      4.90%
Average Rate at Year-End                            1.42       6.16       3.36
-----------------------------------             --------   --------   --------

Other Borrowings
(Includes Treasury Investment Program Balances, Federal Home Loan Bank Advances and Term Federal Funds Purchased)

($ in Millions)                                     2001       2000       1999
-----------------------------------             --------   --------   --------
Balance on December 31                          $6,841.2   $2,629.5   $1,155.3
Highest Month-End Balance                        6,841.2    6,348.5    6,995.4
Year--Average Balance                            3,254.6    3,890.0    2,177.3
    --Average Rate                                 5.18%      6.30%      5.02%
Average Rate at Year-End                            2.68       4.89       5.65
-----------------------------------             --------   --------   --------

Total Purchased Funds

($ in Millions)                                     2001       2000       1999
-----------------------------------             --------   --------   --------
Balance on December 31                          $9,064.1   $7,821.6   $2,523.3
Year--Average Balance                            7,567.7    8,011.1    7,357.9
    --Average Rate                                  4.45%      6.30%      4.97%
-----------------------------------             --------   --------   --------

--------------------------------------------------------------------------------

Commercial Paper

($ in Millions)                                     2001       2000       1999
-----------------------------------             --------   --------   --------
Balance on December 31                          $  137.7   $  142.4    $ 145.1
Highest Month-End Balance                          149.7      150.3      145.1
Year--Average Balance                              137.5      138.3      141.0
    --Average Rate                                  4.05%      6.40%      5.15%
Average Rate at Year-End                            2.06       6.47       6.09
-----------------------------------             --------   --------   --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Changes in Net Interest Income

                                                        2001/2000                       2000/1999
                                              -----------------------------    -------------------------
                                                Change Due To                  Change Due To
                                              -------------------              ----------------
(Interest on a Taxable Equivalent Basis)
(In Millions)                                  Volume      Rate      Total     Volume     Rate     Total
-------------------------------------------   --------    -------   -------    -------   ------   ------
Increase (Decrease) in Interest Income
Money Market Assets
   Federal Funds Sold and Resell Agreements   $    5.9    $ (16.8)  $ (10.9)   $ (28.6)  $ 13.2   $(15.4)
   Time Deposits with Banks                       40.5      (52.2)    (11.7)      14.1     27.6     41.7
   Other                                          (1.1)      (1.2)     (2.3)      (2.2)     1.4      (.8)
Securities
   U.S. Government                                (2.8)      (1.5)     (4.3)      (2.9)     2.0      (.9)
   Obligations of States and Political
      Subdivisions                                 1.6        (.5)      1.1       (1.8)    --       (1.8)
   Federal Agency                                (51.1)    (177.3)   (228.4)     113.8     90.2    204.0
   Other                                           (.3)      (3.6)     (3.9)       6.7      3.0      9.7
   Trading Account                                  .1        (.3)      (.2)      --         .1       .1
Loans and Leases                                  79.6     (149.3)    (69.7)     140.4     80.2    220.6
-------------------------------------------   --------    -------   -------    -------   ------   ------
Total                                         $   72.4    $(402.7)  $(330.3)   $ 239.5   $217.7   $457.2
-------------------------------------------   --------    -------   -------    -------   ------   ------

Increase (Decrease) in Interest Expense
Deposits
   Savings and Money Market                   $   15.6    $ (59.0)  $ (43.4)   $  14.2   $ 37.0   $ 51.2
   Savings Certificates                           (3.1)     (15.7)    (18.8)       4.2     11.5     17.7
   Other Time                                      7.2      (11.3)     (4.1)      19.3      7.1     26.4
   Foreign Offices Time                           21.2     (139.3)   (118.1)      78.8     66.3    145.1
Federal Funds Purchased                            7.5      (65.5)    (58.0)     (36.9)    43.7      6.8
Repurchase Agreements                              (.1)     (33.7)    (33.8)     (29.7)    25.7     (4.0)
Commercial Paper                                    --       (3.2)     (3.2)       (.2)     1.7      1.5
Other Borrowings                                 (32.9)     (43.7)    (76.6)     108.0     28.0    136.0
Senior Notes                                      (1.2)        .2      (1.0)      (5.2)     9.0      3.8
Long-Term Debt                                     7.5        (.9)      6.6        6.6       .3      6.9
Debt-Floating Rate Capital Securities               --       (5.9)     (5.9)        --      3.3      3.3
-------------------------------------------   --------    -------   -------    -------   ------   ------
Total                                         $   21.7    $(378.0)  $(356.3)   $ 159.1   $233.6   $392.7
-------------------------------------------   --------    -------   -------    -------   ------   ------
Increase (Decrease) In Net Interest Income    $   50.7    $ (24.7)  $  26.0    $  80.4   $(15.9)  $ 64.5
-------------------------------------------   --------    -------   -------    -------   ------   ------

Note: Changes not due only to volume changes or rate changes are included in the change due to rate column.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Analysis of Reserve for Credit Losses

(In Millions)                                    2001        2000        1999        1998        1997
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Balance at Beginning of Year                $   162.9   $   150.9   $   146.8   $   147.6   $   148.3
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Charge-Offs
   Residential Real Estate                         .2          .4         1.0          .8          .8
   Commercial                                    66.7        12.1         7.2         9.6        11.4
   Commercial Real Estate                          .9          .2          .3          .3          .7
   Personal                                        .4          .7         1.1          .8         1.3
   Other                                           .8          .1          .2          .3          .2
   Lease Financing                                 --          --          --          --          --
   International                                   --          --          --          --          --
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
   Total Charge-Offs                             69.0        13.5         9.8        11.8        14.4
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Recoveries
   Residential Real Estate                         --          .1          .2          .2          .1
   Commercial                                      .5          .8          .6          .6         2.3
   Commercial Real Estate                          .5          .2          .1          .7         1.6
   Personal                                        .2          .2          .4          .3          .6
   Other                                           --          .2          .1          --          .1
   Lease Financing                                 --          --          --          --          --
   International                                   --          --          --          --          --
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
   Total Recoveries                               1.2         1.5         1.4         1.8         4.7
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Net Charge-Offs                                  67.8        12.0         8.4        10.0         9.7
Provision for Credit Losses                      66.5        24.0        12.5         9.0         9.0
Reserve Related to Acquisitions                    --          --          --          .2          --
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Net Change in Reserve                            (1.3)       12.0         4.1         (.8)        (.7)
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Balance at End of Year                      $   161.6   $   162.9   $   150.9   $   146.8   $   147.6
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Loans and Leases at Year-End                $17,979.9   $18,144.6   $15,374.5   $13,646.9   $12,588.2
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
Average Total Loans and Leases              $17,850.5   $16,548.6   $14,547.8   $13,315.0   $11,812.9
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
As a Percent of Year-End Loans and Leases
   Net Loan Charge-Offs                           .38%        .07%        .05%        .07%        .08%
   Provision for Credit Losses                    .37         .13         .08         .07         .07
   Reserve Balance at Year-End                    .90         .90         .98        1.08        1.17
-----------------------------------------   ---------   ---------   ---------   ---------   ---------
As a Percent of Average Loans and Leases
   Net Loan Charge-Offs                           .38%        .07%        .06%        .07%        .08%
   Reserve Balance at Year-End                    .91         .98        1.04        1.10        1.25
-----------------------------------------   ---------   ---------   ---------   ---------   ---------

-----------------------------------------------------------------------------------------------------

International Operations (Based on Obligor's Domicile)

    See also Note 27 titled "Business Segments and Related Information" on pages 87 and 88 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)                                    2001        2000       1999        1998        1997
-----------------------------------------   ---------   ---------   --------   ---------   ---------
Total Assets                                $ 6,299.9   $5,171.0    $4,595.1    $3,883.9    $3,507.7
-----------------------------------------   ---------   ---------   --------   ---------   ---------
   Time Deposits with Banks                   4,831.2    3,811.0     3,548.3     2,827.0     2,574.5
   Other Money Market Assets                       --         --         1.8          --          .1
   Loans                                        824.2      770.0       544.7       651.4       537.9
   Customers' Acceptance Liability                2.5        1.2          .7          .7          .5
   Foreign Investments                           22.6       26.5        26.7        27.4        22.2
-----------------------------------------   ---------   ---------   --------   ---------   ---------
Total Liabilities                           $10,178.6   $9,355.4    $7,665.7    $6,815.5    $5,960.7
-----------------------------------------   ---------   ---------   --------   ---------   ---------
   Deposits                                   9,909.7    9,072.9     7,443.1     6,640.9     5,747.2
   Liability on Acceptances                       2.5        1.2          .7          .7          .5
-----------------------------------------   ---------   ---------   --------   ---------   ---------

----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Percent of International Related Average Assets and Liabilities to Total Consolidated Average Assets

                                               2001   2000   1999   1998   1997
--------------------------------------------   ----   ----   ----   ----   ----
Assets                                           18%    15%    15%   14%     15%
--------------------------------------------   ----   ----   ----   ----   ----
Liabilities                                      29     27     25    25      25
--------------------------------------------   ----   ----   ----   ----   ----

--------------------------------------------------------------------------------

Reserve for Credit Losses Relating to International Operations

(In Millions)                                 2001   2000   1999    1998   1997
------------------------------------------   -----   ----   ----   -----   ----
Balance at Beginning of Year                 $ 3.4   $3.5   $3.6   $ 5.0   $3.6
Charge-Offs                                     --     --     --      --     --
Recoveries                                      --     --     --      --     --
Provision for Credit Losses                    2.4    (.1)   (.1)   (1.4)   1.4
------------------------------------------   -----   ----   ----   -----   ----
Balance at End of Year                       $ 5.8   $3.4   $3.5   $ 3.6   $5.0
------------------------------------------   -----   ----   ----   -----   ----

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

--------------------------------------------------------------------------------

Distribution of International Loans and Deposits by Type

                                                                December 31
                                                ------------------------------------------
Loans                                             2001     2000     1999     1998     1997
---------------------------------------------   ------   ------   ------   ------   ------
Commercial                                      $403.3   $480.5   $377.4   $298.3   $240.1
Foreign Governments and Official Institutions    108.7    172.3    150.1     84.0    115.2
Banks                                             30.5    266.6     58.0     99.3     51.2
Other                                             50.5     37.4     40.1     16.2     63.7
---------------------------------------------   ------   ------   ------   ------   ------
Total                                           $593.0   $956.8   $625.6   $497.8   $470.2
---------------------------------------------   ------   ------   ------   ------   ------

                                                                December 31
                                                ---------------------------------------
Deposits                                             2001           2000           1999
---------------------------------------------   ---------      ---------       --------
Commercial                                      $ 7,985.2      $ 6,926.1       $5,251.5
Foreign Governments and Official Institutions       705.9        2,320.5        2,179.2
Banks                                               952.2          589.2          888.5
Other Time                                          396.7          565.4          445.6
Other Demand                                         23.9           14.1           14.1
---------------------------------------------   ---------      ---------       --------
Total                                           $10,063.9      $10,415.3       $8,778.9
---------------------------------------------   ---------      ---------       --------

---------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                             CREDIT RISK MANAGEMENT

    For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation's Annual Report to Shareholders for the year ended December 31, 2001:

                                                                                              2001
                                                                                          Annual Report
Notes to Consolidated Financial Statements                                                   Page(s)
---------------------------------------------------------------------------------------   -------------
 1. Accounting Policies
    F. Derivative Financial Instruments ...............................................        66
    G. Loans and Leases................................................................        66
    H. Reserve for Credit Losses.......................................................        67
    K. Other Real Estate Owned.........................................................        67
 5. Loans and Leases...................................................................       69-70
 6. Reserve for Credit Losses..........................................................        70
20. Contingent Liabilities.............................................................        80
21. Off-Balance Sheet and Derivative Financial Instruments.............................      80-83
---------------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------------------
Asset Quality and Credit Risk Management...............................................       48-54
---------------------------------------------------------------------------------------       -----

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

     Reserve for Credit Losses Relating to International Operations

     Distribution of International Loans and Deposits by Type

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       INTEREST RATE SENSITIVITY ANALYSIS

     For the discussion of interest rate sensitivity, see the section entitled "Market Risk Management" on pages 55 to 57 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, and incorporated herein by reference on page 26 of this Form 10-K.

The Northern Trust Company
Consolidated Balance Sheet (unaudited)

                                                                                                      December 31
                                                                                                -----------------------
(In Millions)                                                                                      2001         2000
----------------------------------------------------------------------------------------        ----------   ----------
Assets
Cash and Due from Banks                                                                         $  2,517.9   $  2,088.3
Federal Funds Sold and Securities Purchased under Agreements to Resell                             3,651.3        686.5
Time Deposits with Banks                                                                           6,954.3      5,191.0
Other Interest-Bearing                                                                               280.5        342.1
Securities
   Available for Sale                                                                              5,303.8      6,165.3
   Held to Maturity (Fair Value - $639.6 in 2001 and $693.1 in 2000)                                 630.7        690.1
----------------------------------------------------------------------------------------        ----------   ----------
      Total Securities                                                                             5,934.5      6,855.4
----------------------------------------------------------------------------------------        ----------   ----------
Loans and Leases
   Commercial and Other                                                                            8,084.8      9,151.7
   Residential Mortgages                                                                           3,488.7      3,341.0
----------------------------------------------------------------------------------------        ----------   ----------
      Total Loans and Leases (Net of unearned income - $427.4 in 2001 and $364.8 in 2000)         11,573.5     12,492.7
----------------------------------------------------------------------------------------        ----------   ----------
Reserve for Credit Losses                                                                           (126.0)      (128.0)
Buildings and Equipment                                                                              360.9        338.3
Customers' Acceptance Liability                                                                        5.9          6.8
Trust Security Settlement Receivables                                                                571.4        615.2
Other Assets                                                                                       1,033.7      1,220.9
----------------------------------------------------------------------------------------        ----------   ----------
      Total Assets                                                                              $ 32,757.9   $ 29,709.2
----------------------------------------------------------------------------------------        ----------   ----------
Liabilities
Deposits
   Demand and Other Noninterest-Bearing                                                         $  5,327.8   $  3,702.1
   Savings and Money Market                                                                        3,702.6      3,146.5
   Savings Certificates                                                                            1,138.6      1,317.5
   Other Time                                                                                        210.8        200.8
   Foreign Offices--Demand                                                                           872.9        827.7
                  --Time                                                                           8,551.0      8,944.1
----------------------------------------------------------------------------------------        ----------   ----------
      Total Deposits                                                                              19,803.7     18,138.7
----------------------------------------------------------------------------------------        ----------   ----------
Federal Funds Purchased                                                                              932.8      3,715.8
Securities Sold under Agreements to Repurchase                                                     1,332.9      1,526.9
Other Borrowings                                                                                   6,337.3      2,089.4
Senior Notes                                                                                         450.0        500.0
Long-Term Debt                                                                                       780.9        631.9
Liability on Acceptances                                                                               5.9          6.8
Other Liabilities                                                                                  1,137.1      1,278.3
----------------------------------------------------------------------------------------        ----------   ----------
      Total Liabilities                                                                           30,780.6     27,887.8
----------------------------------------------------------------------------------------        ----------   ----------

Stockholder's Equity
Capital Stock--Par Value $60                                                                         213.8        213.8
Surplus                                                                                              245.3        245.3
Undivided Profits                                                                                  1,517.8      1,363.2
Accumulated Other Comprehensive Income                                                                  .4          (.9)
----------------------------------------------------------------------------------------        ----------   ----------
      Total Stockholder's Equity                                                                   1,977.3      1,821.4
----------------------------------------------------------------------------------------        ----------   ----------
Total Liabilities and Stockholder's Equity                                                      $ 32,757.9   $ 29,709.2
----------------------------------------------------------------------------------------        ----------   ----------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Northern Trust Company
Consolidated Statement of Income (unaudited)

(In Millions)                                                                             2001       2000       1999
-----------------------------------------------------------------------------------     --------   --------   --------
Noninterest Income
   Trust Fees                                                                           $  852.4   $  748.5   $  599.7
   Foreign Exchange Trading Profits                                                        139.7      152.6      107.5
   Treasury Management Fees                                                                 82.0       70.1       66.8
   Security Commissions and Trading Income                                                    .6         .9         .5
   Other Operating Income                                                                   74.5       57.7       40.9
   Investment Security Gains, net                                                             .1         .3         .7
-----------------------------------------------------------------------------------     --------   --------   --------
Total Noninterest Income                                                                 1,149.3    1,030.1      816.1
-----------------------------------------------------------------------------------     --------   --------   --------
Interest Income
   Loans and Leases                                                                        664.4      762.0      623.0
   Securities
          - Available for Sale                                                             333.1      544.6      357.0
          - Held to Maturity                                                                27.3       36.7       29.5
-----------------------------------------------------------------------------------     --------   --------   --------
   Total Securities                                                                        360.4      581.3      386.5
-----------------------------------------------------------------------------------     --------   --------   --------
   Time Deposits with Banks                                                                194.3      205.9      164.3
   Federal Funds Sold, Securities Purchased under Agreements to Resell and Other            50.9       68.7       90.2
-----------------------------------------------------------------------------------     --------   --------   --------
Total Interest Income                                                                    1,270.0    1,617.9    1,264.0
-----------------------------------------------------------------------------------     --------   --------   --------
Interest Expense
   Deposits                                                                                501.1      670.4      465.9
   Federal Funds Purchased                                                                 116.1      175.5      163.9
   Securities Sold under Agreements to Repurchase                                           55.3       85.5       91.4
   Other Borrowings                                                                        107.7      203.7      107.0
   Senior Notes                                                                             33.4       34.3       30.6
   Long-Term Debt                                                                           52.2       44.6       37.8
-----------------------------------------------------------------------------------     --------   --------   --------
Total Interest Expense                                                                     865.8    1,214.0      896.6
-----------------------------------------------------------------------------------     --------   --------   --------
Net Interest Income                                                                        404.2      403.9      367.4
Provision for Credit Losses                                                                 63.7       23.5       10.8
-----------------------------------------------------------------------------------     --------   --------   --------
Net Interest Income after Provision for Credit Losses                                      340.5      380.4      356.6
-----------------------------------------------------------------------------------     --------   --------   --------
Income before Noninterest Expenses                                                       1,489.8    1,410.5    1,172.7
-----------------------------------------------------------------------------------     --------   --------   --------
Noninterest Expenses
   Compensation                                                                            479.8      478.2      407.0
   Employee Benefits                                                                        86.4       78.0       71.9
   Occupancy Expense                                                                        66.3       59.5       50.7
   Equipment Expense                                                                        67.0       57.6       50.3
   Other Operating Expenses                                                                263.4      243.3      182.4
-----------------------------------------------------------------------------------     --------   --------   --------
Total Noninterest Expenses                                                                 962.9      916.6      762.3
-----------------------------------------------------------------------------------     --------   --------   --------
Income before Income Taxes                                                                 526.9      493.9      410.4
Provision for Income Taxes                                                                 169.8      158.6      136.1
-----------------------------------------------------------------------------------     --------   --------   --------
Net Income                                                                              $  357.1   $  335.3   $  274.3
-----------------------------------------------------------------------------------     --------   --------   --------
Dividends Paid to the Corporation                                                       $  240.0   $  175.0   $   75.0
-----------------------------------------------------------------------------------     --------   --------   --------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Supplemental Item--Executive Officers of the Registrant

WILLIAM A. OSBORN

     Mr. Osborn became Chairman of the Board of the Corporation and the Bank in October 1995, and Chief Executive Officer of the Corporation and the Bank in June 1995. Mr. Osborn, 54, began his career with the Bank in 1970.

BARRY G. HASTINGS

     Mr. Hastings became President of the Corporation and the Bank in October 1995, and Chief Operating Officer of the Corporation and the Bank in June 1995. Mr. Hastings, 54, began his career with the Corporation in 1974.

ORIE L. DUDLEY

     Mr. Dudley joined Northern Trust in October 2000 as an Executive Vice President and Chief Investment Officer of the Corporation and the Bank. From June 2000 through September 2000, Mr. Dudley, 57, was Chief Executive Officer and Acting Chief Investment Officer of Scottish Widows Investment Partnership, Ltd. He joined Scottish Widows Investment Management in January 1998 as Chief Executive Officer and oversaw the merger of that entity with Hill Samuel Asset Management to form Scottish Widows Investment Partnership, Ltd. in June 2000. Prior to joining Scottish Widows, Mr. Dudley served as Managing Director of Barclays Asset Management from January 1995 through December 1997.

DAVID L. EDDY

     Mr. Eddy became a Senior Vice President of the Corporation and the Bank and Treasurer of the Corporation in 1986. Mr. Eddy, 65, joined the Bank in 1960.

JOHN P. GRUBE

     Mr. Grube became an Executive Vice President of the Corporation and the Bank in May 2000, and is currently Chairman of the Credit Policy Committee. He had been a Senior Vice President of the Bank since November 1987 and had served as Credit Policy representative of PFS since October 1991 and Chairman of the Counterparty Risk Management Committee since April 1995. Mr. Grube, 55, joined the Bank in 1983.

JAMES J. MITCHELL

     Mr. Mitchell became President - Worldwide Operations and Technology of the Corporation and the Bank in September 1999, and has served as an Executive Vice President of the Bank since December 1987 and of the Corporation since October 1994. Mr. Mitchell, 59, joined the Bank in 1964.

PERRY R. PERO

     Mr. Pero became Vice Chairman of the Corporation and the Bank in September 1999, and has served as Chief Financial Officer of the Corporation and the Bank and Cashier of the Bank since September 1988. Mr. Pero is also head of the Risk Management Unit and Chairman of the Corporate Asset and Liability Policy Committee. He held the title of Senior Executive Vice President of the Corporation and the Bank from 1992 until September 1999. Mr. Pero, 62, joined the Bank in 1964.

PETER L. ROSSITER

     Mr. Rossiter became President - C&IS of the Corporation and the Bank in September 2000, and has served as an Executive Vice President of the Corporation and the Bank since November 1992. He held the title of General Counsel of the Corporation and the Bank from April 1993 through July 2000, Secretary of the Corporation and the Bank from April 1993 through November 1997 and Assistant Secretary from December 1997 through September 2000. Mr. Rossiter, 53, was a partner in the law firm of Schiff Hardin & Waite prior to joining the Corporation and the Bank.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

HARRY W. SHORT

     Mr. Short became an Executive Vice President of the Corporation and the Bank in September 1999, and has served as Controller of the Corporation and the Bank since October 1994. He held the title of Senior Vice President of the Corporation and the Bank from 1990 through September 1999. Mr. Short, 54, joined the Corporation and the Bank in 1990, prior to which he was a partner in the accounting firm of KPMG Peat Marwick.

MARK STEVENS

     Mr. Stevens became President - PFS of the Corporation and the Bank in January 1998, and has served as an Executive Vice President of the Corporation and the Bank since February 1996. Mr. Stevens, 54, joined the Corporation in 1979.

STEPHEN B. TIMBERS

     Mr. Timbers joined the Corporation and the Bank in February 1998, when he was named President - NTGI and an Executive Vice President of the Corporation and the Bank. From January 1996 to December 1997, Mr. Timbers, 57, was President, Chief Executive Officer and Chief Investment Officer of Zurich Kemper Investments, Inc. (formerly Kemper Financial Services, Inc.), the investment adviser to the Kemper Funds and the parent organization of Zurich Investment Management, Inc.

KELLY R. WELSH

     Mr. Welsh joined the Corporation and the Bank in July 2000, when he was named an Executive Vice President and General Counsel and Assistant Secretary of the Corporation and the Bank. Mr. Welsh, 49, was an Executive Vice President and General Counsel of Ameritech Corporation from November 1996 through November 1999.

Item 2--Properties

     The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust's business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 434,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 40,000 square feet of a building at 125 South Wacker Drive in Chicago for banking operations and personal banking services. Financial services are also provided by the Bank at 17 other Chicago metropolitan area locations, five of which are owned and 12 of which are leased. The Bank's trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago, and its computer data center is located in a 340,000 square foot facility at 840 South Canal Street in Chicago. Space for the Bank's London and Singapore branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased. In November 2000, the Bank entered into an agreement to lease 120,000 square feet of office space upon completion of a building to be constructed at Canary Wharf in London. A majority of the Bank's London-based staff will be relocated to the facility during 2002. Northern Trust Retirement Consulting, L.L.C., located in Atlanta, Georgia, leases approximately 140,000 square feet of office space. The Corporation's other subsidiaries operate from 82 locations, 14 of which are owned and 68 of which are leased. The addresses of all Northern Trust's locations can be found on pages 98 and 99 in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference. The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 7 titled "Buildings and Equipment" and Note 8 titled "Lease Commitments" on pages 70 and 71 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which information is incorporated herein by reference.

Item 3--Legal Proceedings

     The information called for by this item is incorporated herein by reference to Note 20 titled "Contingent Liabilities" on page 80 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

Item 4--Submission of Matters to a Vote of Security Holders

     None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

     The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled "Common Stock Dividend and Market Price" on page 93 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

     Information regarding dividend restrictions of the Corporation's banking subsidiaries is incorporated herein by reference to Note 15 titled "Restrictions on Subsidiary Dividends and Loans or Advances" on page 76 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

Item 6--Selected Financial Data

     The information called for by this item is incorporated herein by reference to the table titled "Summary of Selected Consolidated Financial Data" on page 36 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 36 through 60 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

Item 7A--Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 55 through 57 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001.

Item 8--Financial Statements and Supplementary Data

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.

                                                                                                                    2001
                                                                                                               Annual Report
For Northern Trust Corporation and Subsidiaries:                                                                  Page(s)
----------------------------------------------------------------------------------------------------------     -------------
Consolidated Balance Sheet--December 31, 2001 and 2000....................................................            61
Consolidated Statement of  Income--Years Ended December 31, 2001, 2000 and 1999...........................            62
Consolidated Statement of Comprehensive Income--Years Ended December 31, 2001, 2000 and 1999..............            62
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999...            63
Consolidated Statement of Cash Flows--Years Ended December 31, 2001, 2000 and 1999........................            64
----------------------------------------------------------------------------------------------------------     -------------
For Northern Trust Corporation (Corporation Only)
----------------------------------------------------------------------------------------------------------     -------------
Condensed Balance Sheet--December 31, 2001 and 2000 ......................................................            90
Condensed Statement of  Income--Years Ended December 31, 2001, 2000 and 1999 .............................            90
Consolidated Statement of Comprehensive Income--Years Ended December 31, 2001, 2000 and 1999 .............            62
Consolidated Statement of Changes in Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999 ..            63
Condensed Statement of Cash Flows--Years Ended December 31, 2001, 2000 and 1999 ..........................            91
----------------------------------------------------------------------------------------------------------     -------------
Notes to Consolidated Financial Statements ...............................................................         65-91
----------------------------------------------------------------------------------------------------------     -------------
Report of Independent Public Accountants .................................................................            92
----------------------------------------------------------------------------------------------------------     -------------

     The section titled "Quarterly Financial Data" on page 93 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART III

Item 10--Directors and Executive Officers of the Registrant

     The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 4 through 7 of the Corporation's definitive 2002 Notice and Proxy Statement filed on March 11, 2002 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 2002. The information called for by Item 10 relating to Executive Officers is set forth in
Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 10 of the Corporation's definitive 2002 Notice and Proxy Statement filed on March 11, 2002 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 2002.

Item 11--Executive Compensation

     The information called for by this item is incorporated herein by reference to pages 9 and 10 and pages 15 through 24 of the Corporation's definitive 2002 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 2002.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated herein by reference to pages 11 through 14 of the Corporation's definitive 2002 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 2002.

Item 13--Certain Relationships and Related Transactions

     The information called for by this item is incorporated herein by reference to pages 9 and 10 of the Corporation's definitive 2002 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 16, 2002.

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

                                     PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) and (2)--Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

     The following financial information is set forth in Item 1 for informational purposes only:

          Financial Information of The Northern Trust Company (Bank Only):
               Unaudited Consolidated Balance Sheet-December 31, 2001 and 2000. Unaudited Consolidated Statement of Income-Years Ended December
                 31, 2001, 2000 and 1999 .

     The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2001:

          Consolidated Financial Statements of Northern Trust Corporation and
            Subsidiaries:
               Consolidated Balance Sheet-December 31, 2001 and 2000. Consolidated Statement of Income-Years Ended December 31, 2001,
                 2000 and 1999.
               Consolidated Statement of Comprehensive Income-Years Ended
                 December 31, 2001, 2000 and 1999.
               Consolidated Statement of Changes in Stockholders' Equity-Years
                 Ended December 31, 2001, 2000, and 1999.
               Consolidated Statement of Cash Flows-Years Ended December 31,
                 2001, 2000, and 1999.

     The following financial information is incorporated by reference into Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2001:

          Financial Statements of Northern Trust Corporation (Corporation):
               Condensed Balance Sheet-December 31, 2001 and 2000.
               Condensed Statement of Income-Years Ended December 31, 2001, 2000
                 and 1999.
               Consolidated Statement of Comprehensive Income-Years Ended
                 December 31, 2001, 2000 and 1999.
               Consolidated Statement of Changes in Stockholders' Equity-Years
                 Ended December 31, 2001, 2000 and 1999.
               Condensed Statement of Cash Flows-Years Ended December 31, 2001,
                 2000 and 1999.

     The Notes to Consolidated Financial Statements as of December 31, 2001, incorporated by reference into Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

     The Report of Independent Public Accountants incorporated by reference into
Item 8 from the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 pertains to the consolidated financial statements and Corporation only information listed above.

     Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 14(a)3--Exhibits

     The exhibits listed on the Exhibit Index beginning on page 31 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 14(b)--Reports on Form 8-K

     In a report on Form 8-K dated October 15, 2001, Northern Trust incorporated by reference in Item 5 its October 15, 2001 press release, reporting on its earnings for the third quarter and nine months of 2001. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of the Form 8-K.

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

Date:  March 12, 2002                             Northern Trust Corporation
                                                         (Registrant)
                                              By:     William A. Osborn
                                                  --------------------------
                                                      William A. Osborn
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                   Title
        ---------                   -----
   William A. Osborn               Chairman of the Board,
-----------------------
    William A. Osborn                   Chief Executive Officer and Director

      Perry R. Pero                 Vice Chairman and
-----------------------
      Perry R. Pero                     Chief Financial Officer

      Harry W. Short                Executive Vice President and Controller
-----------------------
      Harry W. Short                    (Chief Accounting Officer)

      Duane L. Burnham              Director*
      Dolores E. Cross              Director*
      Susan Crown                   Director*
      Robert S. Hamada              Director*
      Barry G. Hastings             Director*
      Robert A. Helman              Director*
      Arthur L. Kelly               Director*
      Frederick A. Krehbiel         Director*
      Robert C. McCormack           Director*
      Edward J. Mooney              Director*
      Harold B. Smith               Director*
      William D. Smithburg          Director*
      Bide L. Thomas                Director*


                                             *By:        Kelly R. Welsh
                                                  ---------------------------
                                                        Kelly R. Welsh
                                                        Attorney-in-Fact


                                                            Date: March 12, 2002

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

     The following Exhibits are filed herewith or are incorporated herein by reference.

                                                                                                      Exhibit Incorporated
                                                                                                        By Reference to
                                                                                                      Exhibit of Same Name
Exhibit                                                                                                 In Prior Filing*
Number       Description                                                                               Or Filed Herewith
-------    --------------------------------------------------------------------------------------   ------------------------
(3)        Articles of Incorporation and By-laws

           (i)    Restated Certificate of Incorporation of Northern Trust Corporation
                  as amended to date ............................................................             (17)
           (ii)   By-laws as amended to date ....................................................             (15)

(4)        Instruments Defining the Rights of Security Holders

           (i)    Form of The Northern Trust Company's Global Senior
                  Bank Note (Fixed Rate) ........................................................             (20)

           (ii)   Form of The Northern Trust Company's Global Senior
                  Bank Note (Floating Rate) .....................................................             (20)

           (iii)  Form of The Northern Trust Company's Global
                  Subordinated Bank Note (Fixed Rate) ...........................................             (20)

           (iv)   Form of The Northern Trust Company's Global
                  Subordinated Bank Note (Floating Rate) ........................................             (20)

           (v)    Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago,
                  as Debenture Trustee ..........................................................              (4)

           (vi)   Amended Certificate of Designations of Series A Junior Participating Preferred
                  Stock dated October 29, 1999 ..................................................             (16)

(10)       Material Contracts

           (i)    Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known
                  as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant) ...              (1)

           (ii)   Northern Trust Employee Stock Ownership Plan as amended and restated
                  effective January 1, 2002 .....................................................        Filed Herewith

           (iii)  Trust Agreement between The Northern Trust Company and Citizens and
                  Southern Trust Company (Georgia), N.A., (predecessor of NationsBank which, effective January 1, 1998, was succeeded by U.S. Trust Company, N.A.)
                  dated January 26, 1989 ........................................................              (2)

                  (1)  Amendment  dated  February 21, 1995 ......................................              (6)

                  (2)  Amendment  dated  January 2, 1998 ........................................              (7)

           (iv)   Implementation Agreement dated June 26, 1996 between the Registrant,
                  The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as
                  Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor
                  Trustee) ......................................................................              (3)

           (v)    Deferred Compensation Plans Trust Agreement dated May 11, 1998 between
                  Northern Trust Corporation and Harris Trust and Savings Bank as Trustee
                  (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.)
                  regarding the Restated Supplemental Employee Stock Ownership Plan for
                  Employees of The Northern Trust Company, the Restated Supplemental
                  Thrift-Incentive Plan for Employees of The Northern Trust Company,  the
                  Restated Supplemental  Pension  Plan for Employees of The Northern Trust
                  Company, and the Northern Trust Corporation Deferred Compensation Plan** ......              (9)

                  (1) Amendment dated August 31, 1999 ...........................................             (15)

                  (2)  Amendment dated as of May 16, 2000 .......................................             (17)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

             (vi)   Northern Trust Corporation Supplemental Employee Stock Ownership Plan as
                    amended and restated as of  July 20, 1999** ...................................             (15)

                    (1)  Amendment dated as of  May 16, 2000 ......................................             (17)

            (vii)   Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and
                    restated as of  July 20, 1999** ...............................................             (15)

                    (1)  Amendment dated December 31, 1999 ........................................             (16)

                    (2)  Amendment dated as of May 16, 2000 .......................................             (17)

           (viii)   Northern Trust Corporation Supplemental Pension Plan
                    as amended and restated as of July 20, 1999** .................................             (15)

                    (1) Amendment dated as of May 16, 2000 ........................................             (17)

                    (2) Amendment dated as of September 25, 2001 ..................................             (20)

             (ix)   Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998**              (9)

                    (1) Amendment dated as of May 16, 2000 ........................................             (17)

              (x)   Rights Agreement, dated as of July 21, 1998, between Northern Trust
                    Corporation and Norwest Bank Minnesota, N.A.  (now known as Wells Fargo
                    Bank Minnesota, N.A.) .........................................................              (8)

                    (1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998 .........             (10)

                    (2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999 .........             (11)

             (xi)   Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as
                    Trustee under Trust Agreement dated April 5, 1990 and known as Trust No.
                    110513-07 (Landlord) and The Northern Trust Company (Tenant) ..................             (18)

            (xii)   Lease dated December 29, 2000 between Metropolitan Life Insurance Company
                    (Landlord) and The Northern Trust Company (Tenant) ............................             (18)

           (xiii)   Amended 1992 Incentive Stock Plan** ...........................................              (5)

                    (1) Amendment dated January 20, 1998 ..........................................             (14)

                    (2) Amendment dated September 15, 1998 ........................................             (14)

                    (3) Amendment dated May 18, 1999 ..............................................             (14)

                    (4) Amendment dated September 25, 2001.........................................             (20)

            (xiv)   Northern Trust Corporation Management Performance Plan**.......................             (13)

             (xv)   Northern Trust Corporation (2001) Annual Performance Plan** ...................             (19)

            (xvi)   Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**........             (12)

           (xvii)   Northern Trust Corporation 1997 Deferred Compensation Plan
                    for Non-Employee Directors As Amended**........................................             (12)

          (xviii)   Form of Employment Security Agreement entered into between Northern Trust
                    Corporation and each of 8 executive officers - as amended**....................              (3)

                    (1) Amendment dated as of September 25, 2001...................................             (20)

            (xix)   Form of Employment Security Agreement entered into between Northern
                    Trust Corporation and each of  41 officers**...................................              (3)

                    (1) Amendment dated as of September 25, 2001...................................             (20)

             (xx)   Form of Employment Security Agreement entered into between Northern
                    Trust Corporation and each of  4 officers**....................................              (3)

                    (1) Amendment dated as of September 25, 2001...................................             (20)

--------------------------------------------------------------------------------

           (xxi)  Amended and Restated Trust Agreement of NTC Capital I,
                  dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee,
                  First Chicago Delaware, Inc., as Delaware Trustee, and the
                  Administrative Trustees named therein..........................................              (4)

          (xxii)  Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern
                  Trust Corporation, as Guarantor, and The First National
                  Bank of Chicago, as Guarantee Trustee..........................................              (4)

         (xxiii)  Amended and Restated Trust Agreement of NTC Capital II,
                  dated as of April 25, 1997, among Northern Trust
                  Corporation, as Depositor, The First National Bank of
                  Chicago, as Property Trustee, First Chicago Delaware,
                  Inc., as Delaware Trustee, and the
                  Administrative Trustees named therein..........................................              (5)

          (xxiv)  Guarantee Agreement, dated as of April 25, 1997,
                  relating to NTC Capital II, by and between Northern
                  Trust Corporation, as Guarantor, and The First National
                  Bank of Chicago, as Guarantee Trustee..........................................              (5)

           (xxv)  Agreement between Fiserv Solutions, Inc. and The Northern Trust
                  Company dated as of October 20, 1998...........................................             (12)

          (xxvi)  Agreement for Lease between Heron Quays Properties Limited (Developer)
                  and The Northern Trust Company (Tenant) dated as of November 15, 2000..........             (18)

         (xxvii)  Lease Agreement between Perimeter Summit Parcel 3 Limited Partnership
                  (Landlord) and Northern Trust Retirement Consulting, L.L.C. (Tenant) dated
                  as of November 5, 1999.........................................................             (18)

                  (1)   First Amendment dated as of February 29, 2000                                         (18)

                  (2)   Second Amendment dated as of September 8, 2000                                        (18)

(13)       2001 Annual Report to Shareholders....................................................        Filed Herewith

(21)       Subsidiaries of the Registrant........................................................        Filed Herewith

(23)       Consent of Independent Public Accountants.............................................        Filed Herewith

(24)       Powers of Attorney....................................................................        Filed Herewith

(99)       Additional Exhibits

           (i)      Corporate Governance Guidelines Adopted May 16, 2000 ........................             (17)

*Prior Filings (File No. 0-5965)
--------------------------------

(1)  Annual Report on Form 10-K for the year ended December 31, 1988
(2)  Form 8-K dated January 26, 1989
(3)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)  Form 8-K dated January 22, 1997
(5)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)  Annual Report on Form 10-K for the year ended December 31, 1997
(7)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)  Form 8-A dated July 24, 1998
(9)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10) Form 8-K dated November 20, 1998
(11) Form 8-K dated February 19, 1999
(12) Annual Report on Form 10-K for the year ended December 31, 1998
(13) Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
(14) Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(15) Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(16) Annual Report on Form 10-K for the year ended December 31, 1999
(17) Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(18) Annual Report on Form 10-K for the year ended December 31, 2000
(19) Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(20) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

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

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of the Corporation not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

--------------------------------------------------------------------------------