Form 10-Q
period 2002-03-31
NORTHERN TRUST CORP
filed 2002-05-14
CIK 73124

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

    ------
      X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ------           OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2002

                                       OR

    ------
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ------             THE SECURITIES EXCHANGE ACT OF 1934


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

       Registrant's telephone number, including area code: (312) 630-6000

                            ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           ------        -----
                                        Yes    X      No
                                             ------        -----

                    221,714,158 Shares - $1.66 2/3 Par Value
             (Shares of Common Stock Outstanding on March 31, 2002)



================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                            NORTHERN TRUST CORPORATION

                                                                                         March 31     December 31         March 31
                                                                                     -------------   -------------  ---------------
($ In Millions Except Share Information)                                                     2002            2001             2001
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Assets
Cash and Due from Banks                                                                $  1,534.8       $ 2,592.3        $ 1,545.3
Federal Funds Sold and Securities Purchased under Agreements to Resell                      336.9         3,565.1            293.2
Time Deposits with Banks                                                                  7,301.6         6,955.9          3,534.1
Other Interest-Bearing                                                                       24.1            25.0             28.3
Securities
     Available for Sale                                                                   8,304.6         5,648.6         12,026.4
     Held to Maturity (Fair value - $685.6 at March 2002, $673.1 at December 2001,
     $629.0 at March 2001)                                                                  676.4           663.6            614.7
     Trading Account                                                                          9.7            18.9             16.8
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Securities                                                                          8,990.7         6,331.1         12,657.9
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Loans and Leases
     Commercial and Other                                                                10,345.7        10,552.0         11,013.1
     Residential Mortgages                                                                7,499.8         7,427.9          6,855.5
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Loans and Leases (Net of unearned income - $388.9 at March 2002, $427.3 at
  December 2001, $365.1 at March 2001)                                                   17,845.5        17,979.9         17,868.6
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Reserve for Credit Losses                                                                  (160.3)         (161.6)          (167.9)
Buildings and Equipment                                                                     493.7           488.7            466.4
Customers' Acceptance Liability                                                               3.6             9.7             16.5
Trust Security Settlement Receivables                                                       200.8           571.4            458.0
Other Assets                                                                              1,390.2         1,307.0          1,497.4
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Assets                                                                           $ 37,961.6       $39,664.5        $38,197.8
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Liabilities
Deposits
     Demand and Other Noninterest-Bearing                                              $  3,959.3       $ 6,237.4        $ 4,472.3
     Savings and Money Market                                                             5,901.2         6,808.5          5,674.5
     Savings Certificates                                                                 1,940.2         2,024.4          2,326.1
     Other Time                                                                             331.8           404.6          1,835.1
     Foreign Offices-Demand                                                                 743.3           872.7            724.6
                    -Time                                                                 9,071.0         8,671.7          8,559.3
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Deposits                                                                           21,946.8        25,019.3         23,591.9
Federal Funds Purchased                                                                   6,616.7           815.5          4,502.6
Securities Sold Under Agreements to Repurchase                                            1,150.5         1,407.4            892.4
Commercial Paper                                                                            129.9           137.7            134.5
Other Borrowings                                                                          2,603.7         6,841.2          3,632.6
Senior Notes                                                                                450.0           450.0            500.0
Long-Term Debt                                                                              766.5           766.8            792.4
Debt - Floating Rate Capital Securities                                                     267.8           267.7            267.7
Liability on Acceptances                                                                      3.6             9.7             16.5
Other Liabilities                                                                         1,194.4         1,175.7          1,294.6
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Liabilities                                                                        35,129.9        36,891.0         35,625.2
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Stockholders' Equity
Preferred Stock                                                                             120.0           120.0            120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at March 2002,
     December 2001 and March 2001; Outstanding 221,714,158 at March 2002,
     221,647,260 at December 2001 and 222,636,056 at March 2001                             379.8           379.8            379.8
Capital Surplus                                                                                 -               -                -
Retained Earnings                                                                         2,600.7         2,520.1          2,287.7
Accumulated Other Comprehensive Income                                                       (5.0)           (2.4)           (13.1)
Common Stock Issuable - Stock Incentive Plans                                               120.1           147.6            138.5
Deferred Compensation                                                                       (50.7)          (58.1)           (72.1)
Treasury Stock - (at cost, 6,207,366 shares at March 2002, 6,274,264 shares at
     December 2001, and 5,285,468 shares at March 2001)                                    (333.2)         (333.5)          (268.2)
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Stockholders' Equity                                                                2,831.7         2,773.5          2,572.6
-----------------------------------------------------------------------------------  -------------   -------------  ---------------
Total Liabilities and Stockholders' Equity                                             $ 37,961.6       $39,664.5        $38,197.8
-----------------------------------------------------------------------------------  -------------   -------------  ---------------

CONSOLIDATED STATEMENT OF INCOME                      NORTHERN TRUST CORPORATION

                                                                     First Quarter
                                                                    Ended March 31
                                                           ---------------------------------
($ In Millions Except Per Share Information)                          2002             2001
---------------------------------------------------------- ------------------ --------------
Noninterest Income
       Trust Fees                                             $      316.4     $      305.2
       Foreign Exchange Trading Profits                               24.3             34.9
       Treasury Management Fees                                       23.4             20.1
       Security Commissions and Trading Income                         9.9              9.6
       Other Operating Income                                         17.7             19.7
       Investment Security Gains                                         -                -
---------------------------------------------------------- ------------------ --------------
Total Noninterest Income                                             391.7            389.5
---------------------------------------------------------- ------------------ --------------
Net Interest Income
       Interest Income                                               315.0            493.4
       Interest Expense                                              165.8            345.3
---------------------------------------------------------- ------------------ --------------
Net Interest Income                                                  149.2            148.1
Provision for Credit Losses                                            5.0              5.0
---------------------------------------------------------- ------------------ --------------
Net Interest Income after Provision for Credit Losses                144.2            143.1
---------------------------------------------------------- ------------------ --------------
Noninterest Expenses
      Compensation                                                   162.4            170.4
      Employee Benefits                                               35.8             33.8
      Occupancy Expense                                               26.0             24.7
      Equipment Expense                                               22.6             21.2
      Other Operating Expenses                                        96.0             91.5
---------------------------------------------------------- ------------------ --------------
Total Noninterest Expenses                                           342.8            341.6
---------------------------------------------------------- ------------------ --------------
Income before Income Taxes                                           193.1            191.0
Provision for Income Taxes                                            65.5             63.8
---------------------------------------------------------- ------------------ --------------
Net Income                                                    $      127.6     $      127.2
---------------------------------------------------------- ------------------ --------------
Net Income Applicable to Common Stock                         $      127.1     $      125.8
---------------------------------------------------------- ------------------ --------------
Net Income Per Common Share - Basic                           $        .58     $        .57
                              - Diluted                                .56              .55
---------------------------------------------------------- ------------------ --------------
Average Number of Common Shares Outstanding - Basic            220,854,363      221,567,912
                                            - Diluted          227,373,197      229,821,275
---------------------------------------------------------- ------------------ --------------


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME        NORTHERN TRUST CORPORATION

                                                                                                         First Quarter
                                                                                                        Ended March 31
                                                                                                  -----------------------------
 ($ In Millions)                                                                                           2002            2001
------------------------------------------------------------------------------------------------- ------------------ ----------
Net Income                                                                                               $127.6          $127.2
  Other Comprehensive Income (net of tax)
     Unrealized Gains (Losses) on Securities Available for Sale:
        Unrealized Holding Gains (Losses) Arising during the Period
         (net of tax benefit (provision) of .$8 and $(1.0) million for the
         quarters ended March 31, 2002 and 2001, respectively.                                             (1.4)            1.5
        Less:  Reclassification Adjustments for Gains Included in Net Income                                  -               -
     Unrealized Gains (Losses) on Cash Flow Hedge Designations:
        Cumulative-Effect of Adopting SFAS No. 133 (net of tax benefit of $.1 million)                        -             (.2)
        Unrealized Gains (Losses) Arising During the Period (net of tax benefit of $.7
         million for each of the quarters ended March 31, 2002 and 2001, respectively).                     (.7)           (1.9)
        Less:  Reclassification Adjustments for Losses Included in Net Income (net of tax
          benefit (provision) of $(.3) million and $.4 million for the quarters ended
          March 31, 2002 and 2001, respectively).                                                           (.5)             .7
------------------------------------------------------------------------------------------------- ------------------ ----------
Other Comprehensive Income                                                                                 (2.6)             .1
------------------------------------------------------------------------------------------------- ------------------ ----------
Comprehensive Income                                                                                     $125.0          $127.3
------------------------------------------------------------------------------------------------- ------------------ ----------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                     NORTHERN TRUST CORPORATION

                                                                                              First Quarter
                                                                                              Ended March 31
                                                                                     ---------------------------------
(In Millions)                                                                                  2002              2001
----------------------------------------------------------------------------------   ---------------  ----------------
Preferred Stock
Balance at January 1 and March 31                                                          $  120.0          $  120.0
----------------------------------------------------------------------------------   ---------------  ----------------
Common Stock
Balance at January 1 and March 31                                                             379.8             379.8
----------------------------------------------------------------------------------   ---------------  ----------------
Retained Earnings
Balance at January 1                                                                        2,520.1           2,200.0
Net Income                                                                                    127.6             127.2
Dividend Declared - Common Stock                                                              (37.7)            (34.5)
Dividends Declared - Preferred Stock                                                            (.6)             (1.4)
Stock Issued - Incentive Plan and Awards                                                       (8.7)             (3.6)
----------------------------------------------------------------------------------   ---------------  ----------------
Balance at March 31                                                                         2,600.7           2,287.7
----------------------------------------------------------------------------------   ---------------  ----------------
Accumulated Other Comprehensive Income
Balance at January 1                                                                           (2.4)            (13.2)
Other Comprehensive Income                                                                     (2.6)               .1
----------------------------------------------------------------------------------   ---------------------------------
Balance at March 31                                                                            (5.0)            (13.1)
----------------------------------------------------------------------------------   ---------------  ----------------
Common Stock Issuable - Stock Incentive Plans
Balance at January 1                                                                          147.6             110.2
Stock Issuable, net of Stock Issued                                                           (27.5)             28.3
----------------------------------------------------------------------------------   ---------------  ----------------
Balance at March 31                                                                           120.1             138.5
----------------------------------------------------------------------------------   ---------------  ----------------
Deferred Compensation - ESOP and Other
Balance at January 1                                                                          (58.1)            (57.9)
Compensation Deferred                                                                             -             (19.6)
Compensation Amortized                                                                          7.4               5.4
----------------------------------------------------------------------------------   ---------------  ----------------
Balance at March 31                                                                           (50.7)            (72.1)
----------------------------------------------------------------------------------   ---------------  ----------------
Treasury Stock
Balance at January 1                                                                         (333.5)           (276.7)
Stock Options and Awards                                                                       46.3              42.9
Stock Purchased                                                                               (46.0)            (34.4)
----------------------------------------------------------------------------------   ---------------  ----------------
Balance at March 31                                                                          (333.2)           (268.2)
----------------------------------------------------------------------------------   ---------------  ----------------
Total Stockholders' Equity at March 31                                                     $2,831.7          $2,572.6
----------------------------------------------------------------------------------   ---------------  ----------------

CONSOLIDATED STATEMENT OF CASH FLOWS                                                              NORTHERN TRUST CORPORATION

                                                                                                         First Quarter
                                                                                                        Ended March 31
                                                                                                  --------------------------------
(In Millions)                                                                                              2002              2001
------------------------------------------------------------------------------------------------  --------------  ----------------
Cash Flows from Operating Activities:
Net Income                                                                                           $    127.6        $    127.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                             5.0               5.0
    Depreciation on Buildings and Equipment                                                                20.9              20.0
    (Increase) Decrease in Interest Receivable                                                            (12.1)             36.4
    Increase (Decrease) in Interest Payable                                                                (2.5)             14.6
    Amortization and Accretion of Securities and Unearned Income                                          (61.6)            (72.5)
    Amortization of Computer Software                                                                      20.1              18.7
    Amortization of Goodwill and Other Intangibles                                                          1.6               4.1
    Net (Increase) Decrease in Trading Account Securities                                                   9.2              (3.4)
    Other Noncash, net                                                                                    (30.7)            (35.1)
------------------------------------------------------------------------------------------------  --------------  ----------------
    Net Cash Provided by Operating Activities                                                              77.5             115.0
------------------------------------------------------------------------------------------------  --------------  ----------------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell              3,228.2             256.6
    Net (Increase) Decrease in Time Deposits with Banks                                                  (345.7)          1,659.7
    Net Decrease in Other Interest-Bearing Assets                                                            .9              93.0
    Purchases of Securities-Held to Maturity                                                              (22.0)            (27.7)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                                   16.9              40.4
    Purchases of Securities-Available for Sale                                                        (11,808.5)        (27,583.0)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                        9,170.9          22,276.2
    Net Decrease in Loans and Leases                                                                      166.3             275.6
    Purchases of Buildings and Equipment                                                                  (25.9)            (38.2)
    Purchases and Development of Computer Software                                                        (42.0)            (40.3)
    Net Decrease in Trust Security Settlement Receivables                                                 370.6             157.2
    Decrease in Cash Due to Acquisitions                                                                      -              (1.0)
    Other, net                                                                                              1.4              16.7
------------------------------------------------------------------------------------------------  --------------  ----------------
    Net Cash Provided by (Used in) Investing Activities                                                   711.1          (2,914.8)
------------------------------------------------------------------------------------------------  --------------  ----------------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                                                (3,072.5)            764.0
    Net Increase in Federal Funds Purchased                                                             5,801.2             887.6
    Net Decrease in Securities Sold under Agreements to Repurchase                                       (256.9)           (684.7)
    Net Decrease in Commercial Paper                                                                       (7.8)             (7.9)
    Net Increase (Decrease) in Short-Term Other Borrowings                                             (3,967.0)            533.1
    Proceeds from Term Federal Funds Purchased                                                            280.5           1,856.0
    Repayments of Term Federal Funds Purchased                                                           (551.0)         (1,386.0)
    Proceeds from Senior Notes & Long-Term Debt                                                               -             154.5
    Repayments of Senior Notes & Long-Term Debt                                                             (.3)              (.2)
    Treasury Stock Purchased                                                                              (44.7)            (33.3)
    Net Proceeds from Stock Options                                                                         5.6               5.0
    Cash Dividends Paid on Common and Preferred Stock                                                     (38.3)            (36.0)
    Other, net                                                                                              5.1               5.2
------------------------------------------------------------------------------------------------  --------------  ----------------
    Net Cash Provided by (Used In) Financing Activities                                                (1,846.1)          2,057.3
------------------------------------------------------------------------------------------------  --------------  ----------------
    Decrease in Cash and Due from Banks                                                                (1,057.5)           (742.5)
    Cash and Due from Banks at Beginning of Year                                                        2,592.3           2,287.8
------------------------------------------------------------------------------------------------  --------------  ----------------
Cash and Due from Banks at End of Year                                                               $  1,534.8        $  1,545.3
------------------------------------------------------------------------------------------------  --------------  ----------------
Schedule of Noncash Investing Activities:
    Transfer of Securities from Held to Maturity to Available for Sale                               $        -        $    167.0
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                                    $    168.3        $    330.6
    Income Taxes Received                                                                                   8.6              17.7
------------------------------------------------------------------------------------------------  --------------  ----------------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 2002 and 2001 have not been audited by the Corporation's public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

-----------------------------------------------------------------------------------------------------------------------
                                         March 31, 2002             December 31, 2001              March 31, 2001
                                   ------------------------------------------------------------------------------------
                                        Book         Fair            Book        Fair             Book         Fair
(In Millions)                          Value         Value           Value       Value            Value        Value
-----------------------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government                 $      -      $      -        $      -    $      -        $    25.0    $    25.1
    Obligations of States and
        Political Subdivisions         544.3         557.8           528.9       542.9            469.2        488.4
    Federal Agency                       4.9           4.9             4.9         4.9              5.6          5.6
    Other                              127.2         122.9           129.8       125.3            114.9        109.9
-----------------------------------------------------------------------------------------------------------------------
Subtotal                               676.4         685.6           663.6       673.1            614.7        629.0
-----------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                    157.1         157.1           158.9       158.9            164.9        164.9
    Obligations of States and
        Political Subdivisions          30.0          30.0            30.0        30.0             16.5         16.5
    Federal Agency                   7,844.6       7,844.6         5,188.9     5,188.9         11,569.8     11,569.8
    Preferred Stock                     82.9          82.9            82.9        82.9             90.8         90.8
    Other                              190.0         190.0           187.9       187.9            184.4        184.4
-----------------------------------------------------------------------------------------------------------------------
Subtotal                             8,304.6       8,304.6         5,648.6     5,648.6         12,026.4     12,026.4
-----------------------------------------------------------------------------------------------------------------------
Trading Account                          9.7           9.7            18.9        18.9             16.8         16.8
-----------------------------------------------------------------------------------------------------------------------
Total Securities                    $8,990.7      $8,999.9        $6,331.1    $6,340.6        $12,657.9    $12,672.2
-----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                           March 31, 2002
---------------------------------------------------------------------------------------------------
                                                        Book         Gross Unrealized       Fair
                                                                  -----------------------
(In Millions)                                           Value      Gains        Losses      Value
---------------------------------------------------------------------------------------------------
U.S. Government                                       $     -       $    -       $     -    $    -
Obligations of States and Political Subdivisions        544.3         13.5             -     557.8
Federal Agency                                            4.9           .1            .1       4.9
Other                                                   127.2            -           4.3     122.9
---------------------------------------------------------------------------------------------------
Total                                                 $ 676.4       $ 13.6       $   4.4    $685.6
---------------------------------------------------------------------------------------------------

Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                          March 31, 2002
---------------------------------------------------------------------------------------------------------
                                                     Amortized        Gross Unrealized            Fair
                                                                    -----------------------
(In Millions)                                          Cost          Gains        Losses          Value
---------------------------------------------------------------------------------------------------------
U.S. Government                                      $    157.1        $  .1      $     .1     $  157.1
Obligations of States and Political Subdivisions           30.7           .1            .8         30.0
Federal Agency                                          7,840.5          5.2           1.1      7,844.6
Preferred Stock                                            82.9            -             -         82.9
Other                                                     190.0            -             -        190.0
---------------------------------------------------------------------------------------------------------
Total                                                $  8,301.2        $ 5.4      $    2.0     $8,304.6
---------------------------------------------------------------------------------------------------------

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.3 billion on March 31, 2002, $10.5 billion on December 31, 2001 and $11.1 billion on March 31, 2001. Included in the March 31, 2002 pledged assets were securities available for sale of $909.4 million, which were pledged as collateral for repurchase agreement transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge collateral accepted from reverse repurchase agreement transactions. The total fair value of accepted collateral as of March 31, 2002, December 31, 2001 and March 31, 2001 was $288.2 million, $1.6 billion and $269.3 million, respectively. The fair value of repledged collateral as of March 31, 2002, December 31, 2001 and March 31, 2001 was $144.9 million, $1.2 billion and $88.8 million, respectively. Repledged collateral was used in other repurchase agreement transactions.

4. Contingent Liabilities - Standby letters of credit outstanding were $2.5 billion on March 31, 2002, $2.5 billion on December 31, 2001 and $2.1 billion on March 31, 2001.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

-------------------------------------------------------------------------------
 (In Millions)              March 31, 2002   December 31, 2001  March 31, 2001
-------------------------------------------------------------------------------
Domestic
   Residential Real Estate       $ 7,499.8           $ 7,427.9       $ 6,855.5
   Commercial                      4,494.0             4,741.6         5,118.3
   Broker                             89.9                11.8           147.9
   Commercial Real Estate          1,088.2             1,025.6           934.0
   Personal                        2,081.8             2,208.8         2,111.0
   Other                             778.0               768.6           795.8
   Lease Financing                 1,179.0             1,202.6         1,030.3
-------------------------------------------------------------------------------
Total Domestic                    17,210.7            17,386.9        16,992.8
International                        634.8               593.0           875.8
-------------------------------------------------------------------------------
Total Loans and Leases           $17,845.5           $17,979.9       $17,868.6
-------------------------------------------------------------------------------


At March 31, 2002, other domestic and international loans included $843.0 million of overnight trust-related advances, primarily in connection with next day security settlements, compared with $812.0 million at December 31, 2001 and $1.0 billion at March 31, 2001.

At March 31, 2002, nonperforming loans and leases totaled $117.9 million. Included in this amount were loans with a recorded investment of $116.1 million, which were also classified as impaired. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $14.6 million had no portion of the reserve for credit losses allocated to them while impaired loans totaling $101.5 million had an allocated reserve of $24.6 million. For the first quarter of 2002, the total recorded investment in impaired loans averaged $112.1 million. There was $29 thousand of interest income recorded on impaired loans for the quarter ended March 31, 2002.

At March 31, 2001, nonperforming loans and leases totaled $111.1 million and included $107.7 million of impaired loans. Of these impaired loans, $10.6 million had no portion of the reserve for credit losses allocated to them while $97.1 million had an allocated reserve of $29.0 million. Total recorded investment in impaired loans for the first quarter of 2001 averaged $82.5 million with no interest income recognized on such loans.

At March 31, 2002, commercial loans and residential real estate loans totaling $41.4 million were held for sale and were included in other assets in the consolidated balance sheet.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

-----------------------------------------------------------------------------
                                                    Three Months
                                                   Ended March 31
 ----------------------------------------------------------------------------
(In Millions)                                    2002         2001
-----------------------------------------------------------------------------
Balance at Beginning of Period                  $161.6        $162.9
Charge-Offs                                       (6.5)          (.7)
Recoveries                                          .2            .7
-----------------------------------------------------------------------------
Net Charge-Offs                                   (6.3)            -
Provision for Credit Losses                        5.0           5.0
-----------------------------------------------------------------------------
Balance at End of Period                        $160.3        $167.9
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

---------------------------------------------------------------------------------------------------
                                                                    First Quarter Ended March 31
---------------------------------------------------------------------------------------------------
($ In Millions Except Per Share Information)                          2002              2001
---------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share
Reported Net Income                                             $       127.6     $       127.2
Less: Dividends on Preferred Stock                                        (.5)             (1.4)
Add Back:  Goodwill Amortization, After Tax                                 -               2.1
---------------------------------------------------------------------------------------------------
Adjusted Net Income Applicable to Common Stock                  $       127.1            $127.9
Average Number of Common Shares Outstanding                       220,854,363       221,567,912
Reported Basic Net Income Per Common Share                      $         .58     $         .57
Goodwill Amortization, After Tax                                            -               .01
Adjusted Basic Net Income Per Common Share                      $         .58     $         .58
---------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share
Reported Net Income Applicable to Common Stock                  $       127.1     $       125.8
Add Back: Goodwill Amortization, After Tax                                  -               2.1
Adjusted Net Income Applicable to Common Stock                  $       127.1     $       127.9
Average Number of Common Shares Outstanding                       220,854,363       221,567,912
Plus Dilutive Potential Common Shares:
    Stock Options                                                   4,658,448         6,111,385
    Stock Incentive Plans                                           1,860,386         2,141,978
---------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares                        227,373,197       229,821,275
Reported Diluted Net Income Per Common Share                    $         .56     $         .55
Goodwill Amortization, After Tax                                            -               .01
Adjusted Diluted Net Income Per Common Share                    $         .56     $         .56
---------------------------------------------------------------------------------------------------

8.   Accumulated Other Comprehensive Income

--------------------------------------------------------------------------------------------------------------------------
                                                       For the First Quarter Ended March 31, 2002
--------------------------------------------------------------------------------------------------------------------------
                              Unrealized Gains                                             Foreign           Accumulated
                                (Losses) on          Minimum       Gains (Losses)          Currency             Other
                                 Securities          Pension        On Cash Flow          Translation       Comprehensive
(In Millions)                Available For Sale     Liability     Hedge Designations      Adjustments          Income
--------------------------------------------------------------------------------------------------------------------------
Beginning Balance                      $  (.1)         $(3.6)                $ 1.5             $ (.2)           $ (2.4)
Current-Period Change                    (1.4)             -                  (1.2)                -              (2.6)
--------------------------------------------------------------------------------------------------------------------------
Ending Balance                         $ (1.5)         $(3.6)                $  .3             $ (.2)           $ (5.0)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                       For the First Quarter Ended March 31, 2001
--------------------------------------------------------------------------------------------------------------------------
                             Unrealized Gains                                              Foreign           Accumulated
                               (Losses) on           Minimum       Gains (Losses)          Currency             Other
                                Securities           Pension        On Cash Flow          Translation       Comprehensive
(In Millions)                Available For Sale     Liability     Hedge Designations      Adjustments          Income
--------------------------------------------------------------------------------------------------------------------------
Beginning Balance                      $ (.9)         $(12.3)              $     -             $   -            $(13.2)
Cumulative-effect of
   Adopting SFAS 133                       -               -                   (.2)                -               (.2)
Current-Period Change                    1.5               -                  (1.2)                -                .3
--------------------------------------------------------------------------------------------------------------------------
Ending Balance                         $  .6          $(12.3)              $  (1.4)            $   -            $(13.1)
--------------------------------------------------------------------------------------------------------------------------

9. The Northern Trust Corporation 2002 Stock Plan - The Board of Directors approved the Northern Trust Corporation 2002 Stock Plan (the "2002 Plan"), which was then subsequently approved by the Corporation's stockholders at the 2002 annual meeting of stockholders. The 2002 Plan is a compensation plan authorizing the grant of stock options, stock appreciation rights, stock awards, performance shares and stock units. An aggregate of 22,000,000 shares of the Corporation's Common Stock has been reserved for issuance under the 2002 Plan. The 2002 Plan replaces the Northern Trust Corporation Amended 1992 Incentive Stock Plan (the "1992 Plan") which expired by its terms on April 30, 2002. No awards may be granted under the 1992 Plan after that date.

10. Accounting Standards Pronouncements - The following accounting standards or disclosures were adopted in the first quarter of 2002.

SFAS No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion No. 17, "Intangible Assets" and addresses the accounting for goodwill and other intangible assets. As required, Northern Trust applied the provisions of this Statement effective January 1, 2002 to all goodwill and other intangible assets reflected in the consolidated financial statements at that date.

   Goodwill - The Statement discontinues amortization of goodwill over its estimated useful life and requires a transitional impairment test of goodwill as of January 1, 2002. An annual impairment test of goodwill is also required in the year of adoption and in subsequent years. Impairment losses for goodwill that arise due to the initial application of this Statement, resulting from the transitional impairment test, are to be reported as a change in an accounting principle and any subsequent impairment losses are required to be reported as operating expenses. Management completed the initial goodwill impairment test as of January 1, 2002 and determined that no transitional impairment charge was necessary. Goodwill at both January 1, 2002 and March 31, 2002 totaled $90.1 million. Application of the nonamortization provisions of the Statement will reduce noninterest expense by approximately $10.0 million annually, resulting in an increase in net income of approximately $8.0 million in 2002 compared to 2001. Goodwill amortization in the first quarter of 2001 totaled $2.6 million or $2.1 million after taxes.

   Intangible Assets Subject to Amortization - Other separately identifiable acquired intangible assets will continue to be amortized over their estimated useful life. At March 31, 2002, acquired intangible assets had a book value of $33.5 million, which was net of accumulated amortization on these assets of $54.2 million. Amortization for the first three months of the year amounted to $1.6 million. Amortization expenses for the years 2002, 2003, 2004, 2005 and 2006 are estimated to be $6.7 million, $6.6 million, $6.6 million, $5.5 million and $5.1 million, respectively.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Statement addresses the accounting for a segment of a business accounted for as a discontinued operation and the accounting for long-lived assets to be disposed of. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Northern Trust adopted the requirements of this Statement on January 1, 2002. It is not anticipated that the adoption of SFAS No. 144 will have a material effect on Northern Trust's results of operations.

Emerging Issues Task Force Guidance Under Topic D-96, "Accounting for Management Fees Based on a Formula", requires that effective with the quarter ended March 31, 2002, that Northern Trust disclose its accounting policy for revenue recognition under arrangements that contain a performance-based incentive fee that is not finalized until the end of a period of time specified in the contract. Consistent with the prior year, Northern Trust adheres to a policy in which it does not record any incentive fee income until the end of the contract year, thereby eliminating the potential that revenue will be recognized in one quarter and reversed in a future quarter. Therefore, Northern Trust has not recorded any revenue under these incentive fee programs that is at risk due to future performance contingencies. These arrangements often contain similar terms for the payment of performance-based fees to sub-advisors. The accounting for these performance-based expenses match the treatment for the related performance-based revenues. No performance-based incentive fees or expenses were recognized in the quarter ended March 31, 2002.

11. Business Segments - The table on page 18, reflecting the earnings contribution of Northern Trust's business segments for the first quarter ended March 31, 2002, are incorporated by reference.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER EARNINGS HIGHLIGHTS

Net income per common share on a diluted basis increased 2% to $.56 for the first quarter, up from $.55 earned a year ago. Net income totaled $127.6 million, compared to $127.2 million reported for the first quarter of last year. This earnings performance produced an annualized return on average common equity
(ROE) of 19.42% versus 21.53% reported for the comparable quarter last year, and an annualized return on average assets (ROA) of 1.37% versus 1.45% in 2001. This performance was achieved as a result of continued aggressive management of expenses, which were flat compared to last year. Revenue growth was also flat, resulting in a productivity ratio of 161%.

Noninterest Income

Noninterest income totaled $391.7 million for the quarter, accounting for 71% of total taxable equivalent revenue. Trust fees were $316.4 million in the quarter, up 4% compared to $305.2 million in the first quarter of last year and represented 57% of total taxable equivalent revenue. The trust fee growth resulted primarily from new business and was partially offset by weak equity markets. Trust assets under administration totaled $1.72 trillion, an increase of 4% since March 2001, and trust assets under the management of Northern Trust grew modestly to $337.7 billion.

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

Trust fees from Personal Financial Services (PFS) in the quarter increased 2% and totaled $158.6 million, compared to $156.1 million in the year-ago quarter. The increase in PFS trust fees resulted from new business and was partially offset by weak equity markets. Northern Trust's network of Personal Financial Services offices now totals 82 locations in twelve states, and it is currently estimated that there will be approximately 100 offices operating within as many as fifteen states by the end of 2005. Personal trust assets under administration totaled $173.4 billion at March 31, 2002, compared to $160.0 billion at March 31, 2001 and $166.8 billion at December 31, 2001. Of the total trust assets under administration, $96.2 billion is managed by Northern Trust, compared to $93.3 billion one year ago. At March 31, 2002, 49% of personal trust assets under management were invested in equity securities. Net new recurring PFS trust business sold in the first three months totaled approximately $11 million in annualized fees.

Trust fees from C&IS in the quarter increased 6% to $157.8 million, compared to $149.1 million in the year-ago quarter. Driven primarily by growth in institutional money market funds, fees from asset management increased 9% and totaled $48.2 million, compared to $44.2 million in the year-ago quarter. Reflecting strong global business, custody fees increased 3% to $52.4 million. Northern Trust Retirement Consulting, L.L.C. recorded fees of $17.6 million compared to $15.3 million in last year's first quarter. Securities lending fees totaled $28.8 million compared to $29.9 million in last year's first quarter. In the prior year, securities lending spreads benefited from three declines in the federal funds rate during the quarter.

C&IS trust assets under administration totaled $1.54 trillion at March 31, 2002, compared to $1.49 trillion at March 31, 2001 and $1.52 trillion at December 31, 2001. Of the C&IS trust assets under administration, $241.5 billion is managed by Northern Trust, down slightly from $243.3 billion at March 31, 2001, but up from $236.1 billion at year-end. At March 31, 2002, approximately 25% of assets under management were invested in equity securities. Trust assets under administration included $470.4 billion of global custody assets, up 13% from a year ago. Net new recurring C&IS trust business sold in the first three months totaled approximately $8 million in annualized fees.

Foreign exchange trading profits were $24.3 million for the quarter, compared to $34.9 million in the first quarter of last year. Northern Trust's foreign exchange trading volumes were lower and foreign exchange markets in major currencies continued to lack volatility, resulting in reduced revenues for the quarter.

Treasury management revenues, which include both fees and the computed value of compensating deposit balances, totaled $29.8 million, up 4% from last year's first quarter, due to new business and higher transaction volumes from existing clients. The fee portion of these revenues in the quarter was $23.4 million, up 16% from $20.1 million in the comparable quarter last year, partly as a result of more clients electing to pay for services in fees rather than in compensating deposit balances.

Revenues from security commissions and trading income totaled $9.9 million, up 3% from the prior year, driven primarily by higher commissions on fixed income securities. Other operating income was $17.7 million for the first quarter compared with $19.7 million in the same period of last year. The decrease reflects lower levels of trust deposit-related revenues due to lower interest rates.

Net Interest Income

Net interest income for the quarter totaled $149.2 million, 1% higher than the $148.1 million reported in the first quarter of 2001. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of off-balance sheet hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $160.9 million, down slightly from $162.0 million reported in the first quarter of 2001. Although total average earning assets of $34.0 billion were up 6% from last year's first quarter, the net interest margin declined to 1.92% from 2.05%. The net interest margin was impacted by a $1.8 billion increase in short-term, lower-spread assets and a decline in the value of noninterest-related funds due to lower interest rates.

Earning assets for the first quarter averaged $34.0 billion, up $1.8 billion or 6% from last year's first quarter. The growth was driven by a $4.4 billion increase in money market assets, partially offset by a 26% decline in the securities portfolio to $7.3 billion on average. Loans and leases averaged $17.7 billion in the quarter, unchanged from the prior year.

Domestic loans increased slightly to average $17.2 billion, while international loans decreased by $258 million from a year ago to average $463 million. Residential mortgages increased $635 million, or 9%, to average $7.5 billion for the quarter and represented 42% of the total loan portfolio. Commercial and industrial loans averaged $4.6 billion, down 9% from a year ago, while personal loans declined 6% to $2.1 billion.

The funding for earning assets is provided by a diverse mix of funding sources available to Northern Trust. Total interest-related deposits averaged $17.7 billion, down slightly from $17.9 billion in the first quarter of 2001. Foreign office time deposits increased $528 million as a result of increased global custody activity and money market deposits increased $892 million. This growth was offset by a decrease in savings certificates and non-personal time deposits. Other interest-related funds averaged $10.8 billion in the quarter compared to $9.3 billion in last year's first quarter. The increase in other interest-related funds was due primarily to higher levels of overnight federal funds purchased and treasury investment program balances, offset in part by reductions in repurchase agreements and term federal funds purchased. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 9% to average $5.4 billion due to growth in demand deposits and to a higher level of common stockholders' equity resulting from retained earnings.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the first quarter, unchanged from the same quarter last year but down from the $45.0 million provision in the fourth quarter of 2001. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 20.

Noninterest Expenses

Noninterest expenses totaled $342.8 million for the quarter, virtually unchanged from $341.6 million in the year-ago quarter. Expenses continue to be closely monitored through various initiatives implemented by management to control certain expense categories, including controlling staff levels and limiting staff-related and other discretionary costs.

Compensation and employee benefits represented approximately 58% of total operating expenses and totaled $198.2 million, down 3% from $204.2 million in the comparable quarter last year. Staff growth, salary increases and higher benefit costs were more than offset by lower performance-based pay. Staff on a full-time equivalent basis at March 31, 2002 totaled 9,408, a decline of 45 positions since year-end and an increase of 2% since March 31, 2001, after adjusting for the impact of the lockbox joint venture initiated during the third quarter of last year.

Net occupancy expense totaled $26.0 million, up 6% from $24.7 million in the first quarter of 2001, due primarily to the opening of new PFS offices and remodeling existing offices over the past twelve months and additional space leased to support growth in other business units. The principal components of the increase in occupancy expense were higher net rental costs, real estate taxes and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $22.6 million, up 6% from the $21.2 million reported in the first quarter of 2001. The increase was concentrated primarily in depreciation and maintenance of computer hardware and increased costs for data line leases.

Other operating expenses in the quarter totaled $96.0 million compared to $91.5 million last year. The increase in other operating expenses reflects increased costs associated with technology investments, operating costs relating to the significant growth in transaction volumes, and payments made to the lockbox joint venture. Previously, the cost of the lockbox operations was primarily included in compensation and employee benefits. Additionally, last year's first quarter benefited from lower stock-related directors compensation due to the decline in the price of Northern Trust Corporation common stock from the previous year-end. These increases were partially offset by initiatives to manage costs that resulted in decreases in various expense categories, including travel, hiring and other discretionary costs. In addition, the adoption of new accounting requirements in 2002 to eliminate goodwill amortization costs reduced expenses by $2.6 million or $2.1 million after-tax. The following table shows the components of other operating expenses.

------------------------------------------------------------------------------
                                                             First Quarter
Other Operating Expenses                                    Ended March 31
------------------------------------------------------------------------------
(In Millions)                                            2002            2001
------------------------------------------------------------------------------
Business Promotion                                      $ 9.9           $11.5
Outside Services Purchased                               40.1            31.4
Telecommunications                                        3.7             4.8
Postage and Supplies                                      5.8             7.0
Software Amortization                                    20.1            18.7
Goodwill Amortization                                       -             2.6
Other Intangibles Amortization                            1.6             1.5
Other Expenses                                           14.8            14.0
------------------------------------------------------------------------------
Total Other Operating Expenses                          $96.0           $91.5
------------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $65.5 million for the first quarter compared with $63.8 million in the year-ago quarter. The higher tax provision in 2002 resulted primarily from the growth in taxable earnings for both federal and state income tax purposes. The effective tax rate for the first quarter was 33.9% compared to 33.4% for the first quarter of 2001.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the first quarter ended March 31, 2002 and 2001.

                                      Corporate and
                                      Institutional        Personal Financial           Treasury and               Total
First Quarter                           Services                Services                   Other                Consolidated
-------------------------------------------------------------------------------------------------------------------------------
($ In Millions)                    2002         2001        2002         2001        2002          2001        2002      2001
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                 $   157.8    $   149.1   $   158.6    $   156.1   $       -      $      -   $   316.4   $ 305.2
   Other                           56.5         65.2        18.7         18.5          .1            .6        75.3      84.3
Net Interest Income after
   Provision for Credit
Losses*                            42.4         46.3       103.7        106.3         9.8           4.4       155.9     157.0
Noninterest Expenses              167.6        167.2       170.8        169.9         4.4           4.5       342.8     341.6
-------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*        89.1         93.4       110.2        111.0         5.5            .5       204.8     204.9
Provision for Income Taxes*        34.5         36.2        42.4         43.0          .3          (1.5)       77.2      77.7
-------------------------------------------------------------------------------------------------------------------------------
Reported Net Income           $    54.6    $    57.2   $    67.8    $    68.0   $     5.2      $    2.0   $   127.6   $ 127.2
-------------------------------------------------------------------------------------------------------------------------------
Goodwill, After Taxes                 -           .8           -          1.3           -             -           -       2.1
-------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Income           $    54.6    $    58.0   $    67.8    $    69.3   $     5.2      $    2.0   $   127.6   $ 129.3
-------------------------------------------------------------------------------------------------------------------------------
Percentage Net Income
   Contribution                      43%          45%         53%          53%          4%            2%        100%      100%
-------------------------------------------------------------------------------------------------------------------------------
Average Assets                $16,184.1    $18,232.9   $15,014.9    $14,474.9   $ 6,479.2      $2,947.2   $37,678.2   $35,655.0
-------------------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $11.7 million for 2002 and $13.9 million for 2001.

Note: Certain reclassifications have been made to 2001 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $54.6 million, down 4% from $57.2 million reported in 2001. Noninterest income was unchanged from the first quarter of 2001 and totaled $214.3 million. Trust fees increased 6% to $157.8 million in the current quarter compared to $149.1 million in the year-ago quarter, due primarily to a 9% increase in asset management fees, a 3% increase in custody fees and a 15% increase in fees generated by Northern Trust Retirement Consulting, L.L.C. Other noninterest income was $56.5 million, down 13% from $65.2 million in last year's first quarter. The decline reflects a 30% reduction in foreign exchange trading profits due to lower client trading volumes and a lack of volatility in major currencies. Partially offsetting this reduction was a $2.3 million increase in fees for treasury management services due to new business, higher transaction volumes from existing clients and more clients electing to pay for services in fees rather than in compensating deposit balances.

Net interest income after the provision for credit losses, stated on a FTE basis, was $42.4 million, down 8% from $46.3 million in last year's first quarter. The decrease reflects a decline in the net interest margin to 1.26% from 1.34% in the prior year quarter, partially offset by a $5.0 million decrease in the provision for possible credit losses assigned to this segment. The lower interest margin resulted from the significant decline in short-term interest rates which reduced the value of deposit funding that C&IS provides to the Treasury and Other segment.

Noninterest expenses were virtually unchanged at $167.6 million in the current quarter compared to $167.2 million last year. Lower compensation levels were offset by increases in payments made to the lockbox joint venture. Compensation costs were lower than the previous year due to both reductions in staff resulting from the outsourcing of the lockbox operations and lower performance-based pay. Previously the cost of the lockbox operations was primarily included in compensation and employee benefits.

Personal Financial Services

PFS net income for the quarter was $67.8 million, essentially unchanged from $68.0 million reported a year ago. Noninterest income was $177.3 million in the current quarter compared to $174.6 million in last year's first quarter. The slight improvement was due primarily to a 2% increase in trust fees, which totaled $158.6 million in the current quarter resulting from new business, partially offset by weak equity markets. Other income totaled $18.7 million in the current quarter, compared with $18.5 million in the prior year.

Net interest income after the provision for credit losses, stated on a FTE basis, decreased 2% to $103.7 million in the current quarter. The decrease was due primarily to a $5.0 million increase in the provision for credit losses assigned to this segment and a slight reduction in the net interest margin, partially offset by a 3% increase in average earning assets, concentrated in the loan portfolio.

Noninterest expenses were virtually unchanged at $170.8 million in the current quarter compared to $169.9 million in last year's first quarter. Compensation and employee benefits increased 1% as the effects of staff growth, merit increases and employee benefits were partially offset by lower performance-based pay. Occupancy costs were $1.2 million or 13% higher as a result of opening new PFS offices and the remodeling of existing locations. Partially offsetting the above were business development expenses falling 12% below the prior year level and, the adoption of new accounting requirements in 2002 to eliminate goodwill amortization costs, which reduced expenses by an additional $1.3 million.

Treasury and Other

The Treasury Department is responsible for managing The Northern Trust Company's
(Bank) wholesale funding, capital position and interest rate risk, as well as the investment portfolio. "Other" corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the first quarter was $9.8 million compared to $4.4 million in the year-ago quarter. The improvement resulted primarily from the impact of lower interest rates which reduced the cost of the funds that the Treasury and Other segment acquires from the C&IS business unit. Noninterest expenses totaled $4.4 million for the quarter compared to $4.5 million in the year-ago period.

BALANCE SHEET

Total assets at March 31, 2002 were $38.0 billion and averaged $37.7 billion for the first quarter, up 6% from last year's average of $35.7 billion. Loans and leases totaled $17.8 billion at March 31, 2002 and averaged $17.7 billion for the first quarter, each virtually unchanged from the respective periods of 2001. Securities totaled $9.0 billion at March 31, 2002 and averaged $7.3 billion for the quarter, compared to $12.7 billion at March 31, 2001 and $9.9 billion on average in the first quarter of 2001. Money market assets totaled $7.7 billion at March 31, 2002 and averaged $9.0 billion in the first quarter, up 98% from the year-ago quarter.

Driven by the retention of earnings, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $2.71 billion at March 31, 2002 and averaged $2.65 billion for the quarter, up 12% from the $2.37 billion average in last year's first quarter. Total stockholders' equity averaged $2.77 billion compared with $2.49 billion in the first quarter of 2001.

During the quarter, the Corporation acquired a total of 801,640 shares at a cost of $46.0 million. An additional 3.8 million shares may be purchased after March 31, 2002 under the current stock buyback program.

Northern Trust's risk-based capital ratios remained strong at 11.0% for tier 1 capital and 14.3% for total capital at March 31, 2002. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 7.6% at March 31, 2002, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at March 31, 2002 were 9.5% for tier 1 capital, 12.8% for total capital and 6.5% for the leverage ratio. Each of Northern Trust's other subsidiary banks had a ratio of 11.4% or higher for tier 1 capital, 12.3% for total risk-based capital, and 7.8% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned
(OREO). Nonperforming assets at March 31, 2002 totaled $118.7 million, compared with $109.5 million at December 31, 2001 and $112.7 million at March 31, 2001. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $117.9 million, or .69% of total domestic loans and leases at March 31, 2002. At December 31, 2001 and March 31, 2001, domestic nonaccrual loans and leases totaled $108.7 million and $111.1 million, respectively. The increase during the quarter primarily reflects the further deterioration in two commercial loans that have been significantly affected by the recent economic downturn, offset in part by the sale of a commercial loan with asbestos-related exposure.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

----------------------------------------------------------------------------------------------------
(In Millions)                             March 31, 2002       December 31, 2001      March 31, 2001
----------------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic

      Residential Real Estate                     $  4.9                  $  5.0              $  4.2
      Commercial                                   108.0                    99.3               104.8
      Commercial Real Estate                         4.7                     4.3                 1.4
      Personal                                        .3                      .1                  .7
----------------------------------------------------------------------------------------------------
   Total Domestic                                  117.9                   108.7               111.1
   International                                       -                       -                   -
----------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                             117.9                   108.7               111.1
Other Real Estate Owned                               .8                      .8                 1.6
----------------------------------------------------------------------------------------------------
Total Nonperforming Assets                        $118.7                  $109.5              $112.7
----------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)      $ 16.4                  $ 14.5              $ 31.1

----------------------------------------------------------------------------------------------------

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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the three months ended March 31, 2002 and March 31, 2001 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category and (iii) the unallocated portion of the inherent reserve at March 31, 2002, December 31, 2001 and March 31, 2001.

------------------------------------------------------------------------------------------------------------------------
   ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
------------------------------------------------------------------------------------------------------------------------

                                        March 31, 2002            December 31, 2001               March 31, 2001
                                 ---------------------------------------------------------------------------------------
                                                Percent of                   Percent of                   Percent of
                                            Reserve   Loans  to          Reserve    Loans  to         Reserve    Loans  to
($ in millions)                              Amount   Total Loans         Amount   Total Loans         Amount   Total Loans
------------------------------------------------------------------------------------------------------------------------
 Specific Reserve                      $ 24.6            - %        $ 21.1            - %        $ 29.0            - %
------------------------------------------------------------------------------------------------------------------------
 Allocated Inherent Reserve
   Residential Real Estate               10.4           42             9.7           41             9.5           38
   Commercial                            76.3           26            81.7           27            80.4           29
   Commercial Real Estate                14.3            6            14.8            6            13.1            5
   Personal                               3.7           12             3.8           12             4.2           12
   Other                                    -            4               -            4               -            5
   Lease Financing                        3.8            7             3.0            7             2.9            6
   International                          4.6            3             5.0            3             3.9            5
------------------------------------------------------------------------------------------------------------------------
 Total Allocated Inherent Reserve      $113.1          100 %        $118.0          100 %        $114.0          100 %
------------------------------------------------------------------------------------------------------------------------
 Unallocated Inherent Reserve            22.6            -            22.5            -            24.9            -
------------------------------------------------------------------------------------------------------------------------
 Total Reserve                         $160.3          100 %        $161.6          100 %        $167.9          100 %
------------------------------------------------------------------------------------------------------------------------


Specific Reserve. At March 31, 2002, the specific component of the reserve stood at $24.6 million, compared to $21.1 million at December 31, 2001 and $29.0 million at March 31, 2001. The $3.5 million increase from year-end 2001 relates primarily to further deterioration in two commercial loans that have been significantly affected by the recent economic downturn, offset in part by the sale of a commercial loan with asbestos-related exposure, whose loss in value had been provided for in prior quarters.

Allocated Inherent Reserve. The allocated inherent portion of the reserve decreased by $4.9 million during the quarter to $113.1 million at March 31, 2002, primarily reflecting the partial sale of another large commercial loan with asbestos-related exposure and the impact of transferring certain loans to nonperforming status where specific reserves are determined. These events were partially offset by the impact of lowering the credit ratings on several commercial loans due to the continued downturn in the economy.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management's review of overall factors affecting the determination of probable losses primarily inherent in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $22.6 million, virtually unchanged from December 31, 2001, reflecting management's judgment that there have been only minor changes in the factors affecting this component of the reserve.

Other Factors. During the quarter ended March 31, 2002, there were no significant changes in concentration of credits that impacted asset quality at the time reserve determinations were made for the quarter. At that time, the total amount of the two highest risk loan groupings, those rated "7" and "8" (based on Northern Trust's internal rating scale, which closely parallels that of the banking regulators), was $267 million of which $115.5 million was classified as impaired, down from $295 million at December 31, 2001 when $97.6 million was impaired. The decrease of $28 million in the current quarter primarily reflects the sale of one commercial loan and the partial sale of another, both of which were impacted by exposure to asbestos-related claims. At March 31, 2001, loans rated "7" and "8" totaled $171 million, of which $107.7 million was impaired.

Total Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $160.3 million at March 31, 2002, compared to $161.6 million at December 31, 2001. The reserve as a percentage of total loans remained at .90% at March 31, 2002, the same as at December 31, 2001.

Provision. The resulting provision for credit losses was $5.0 million during the first quarter of 2002.

MARKET RISK MANAGEMENT

As described in the 2001 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust's interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2001.

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the discussion of Northern Trust's financial goals, dividend policy, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, changes in securities market prices, credit quality, planned capital expenditures and technology spending, and the effect of various matters (including changes in accounting standards and interpretations) on Northern Trust's business and results. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

..    The future health of the U.S. and international economies and other economic factors that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

..    U.S. and international economic factors that may impact Northern Trust's interest rate risk exposure and credit risk.

..    Any extraordinary events (such as the September 11, 2001 events and the
     U.S. government's response to those events).

..    Changes in U.S. and worldwide securities markets, with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange.

..    Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets.

..    Regulatory developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

..    Changes in the nature of Northern Trust's competition resulting from industry consolidation, enactment of the Gramm-Leach-Bliley Act of 1999, and other regulatory changes and other factors, as well as actions taken by particular competitors.

..    Northern Trust's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition or otherwise, and generating a profit in those markets in a reasonable time.

..    Northern Trust's ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients' needs.

..    Northern Trust's success in further developing and executing on implementing initiatives that integrate the Internet into methods of product distribution, new business development and client service.

..    Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls, address technology risks, including material systems interruptions or errors, and attract and retain capable staff in order to deal with technology challenges and increasing volume and complexity in many of its businesses.

..    Northern Trust's success in integrating future acquisitions and using the acquired businesses to execute its business strategy.

..    The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

..    Changes in tax laws or other legislation in the U.S. or other countries
     (including pension-reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses.

Some of these uncertainties that may affect future results are discussed in more detail in the section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" captioned "Risk Management" in the 2001 Annual Report to Shareholders (pp. 48-60) and in the sections of "Item 1 - Business" of the 2001 Annual Report on Form 10-K captioned "Government Policies", "Competition" and "Regulation and Supervision" (pp. 7-12). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION          NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                       First Quarter
                                                        ---------------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                    2002                                     2001
                                                        ----------------------------------  --------------------------------------
($ in Millions)                                         Interest    Volume         Rate       Interest        Volume         Rate
------------------------------------------------------- --------  ----------    ----------  ------------    -----------    -------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements            $   5.7   $  1,305.0         1.79%  $      10.8     $     741.9       5.89%
    Time Deposits with Banks                               48.7      7,632.9         2.59          47.5         3,763.9       5.12
    Other Interest-Bearing                                   .2         24.5         2.84            .4            24.3       6.73
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Money Market Assets                                  54.6      8,962.4         2.47          58.7         4,530.1       5.25
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Securities
    U.S. Government                                         1.3        157.7         3.39           3.4           208.8       6.66
    Obligations of States and Political Subdivisions       11.0        561.0         7.84           9.1           453.9       8.03
    Federal Agency                                         30.5      6,198.7         1.99         128.4         8,803.2       5.91
    Other                                                   6.0        401.3         6.04           7.4           397.7       7.47
    Trading Account                                          .1         10.1         5.23            .2            14.8       6.06
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Securities                                           48.9      7,328.8         2.70         148.5         9,878.4       6.09
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Loans and Leases                                          223.2     17,673.8         5.12         300.1        17,713.9       6.87
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Earning Assets                                    $ 326.7     33,965.0         3.90%       $507.3        32,122.4       6.40%
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Reserve for Credit Losses                                     -       (161.0)           -             -          (165.4)         -
Cash and Due from Banks                                       -      1,576.2            -             -         1,448.6          -
Other Assets                                                  -      2,298.0            -             -         2,249.4          -
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Assets                                                  -   $ 37,678.2            -             -     $  35,655.0          -
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------

Average Source of Funds
Deposits
    Savings and Money Market                              $19.5   $  6,210.4         1.28%  $      54.8     $   5,620.6       3.96%
    Savings Certificates                                   18.3      1,983.0         3.74          34.7         2,351.3       5.98
    Other Time                                              2.6        381.6         2.81          17.8         1,293.0       5.57
    Foreign Offices Time                                   41.8      9,170.6         1.85         102.9         8,642.1       4.83
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Deposits                                             82.2     17,745.6         1.88         210.2        17,907.0       4.76
Federal Funds Purchased                                    16.2      3,792.8         1.74          34.0         2,492.4       5.54
Repurchase Agreements                                       5.4      1,296.1         1.67          23.3         1,726.3       5.47
Commercial Paper                                             .6        131.9         1.85           2.0           140.1       5.72
Other Borrowings                                           38.8      4,128.3         3.81          50.9         3,469.6       5.95
Senior Notes                                                7.8        450.0         6.92           8.6           500.0       6.86
Long-Term Debt                                             13.1        766.6         6.82          11.9           684.5       6.97
Debt - Floating Rate Capital Securities                     1.7        267.7         2.53           4.4           267.7       6.51
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Interest-Related Funds                              165.8     28,579.0         2.35         345.3        27,187.6       5.15
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Interest Rate Spread                                          -            -         1.55%            -               -       1.25%
Noninterest-Related Deposits                                  -      5,180.0            -             -         4,750.9          -
Other Liabilities                                             -      1,145.9            -             -         1,225.7          -
Stockholders' Equity                                          -      2,773.3            -             -         2,490.8          -
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Total Liabilities and Stockholders' Equity                    -   $ 37,678.2            -             -     $  35,655.0          -
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------
Net Interest Income/Margin                              $ 160.9            -         1.92%  $     162.0               -       2.05%
------------------------------------------------------- -------   ----------    ---------   -----------     -----------    -------


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                                                   First Quarter 2002/2001
                                                                                            --------------------------------------
                                                                                                Change Due To
                                                                                            ---------------------------
(In Millions)                                                                                 Volume           Rate         Total
-----------------------------------------------------------------------------------------   -----------     -----------    -------
Earning Assets                                                                              $      17.4     $    (198.0)   $(180.6)
Interest-Related Funds                                                                              5.0          (184.5)    (179.5)
-----------------------------------------------------------------------------------------   -----------     -----------    -------
Net Interest Income                                                                         $      12.4     $     (13.5)   $  (1.1)
-----------------------------------------------------------------------------------------   -----------     -----------    -------

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

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

              The annual meeting of the stockholders of Northern Trust Corporation was held on April 16, 2002 for the purposes of electing fourteen Directors to hold office until the next annual meeting of stockholders and approving the Northern Trust Corporation 2002 Stock Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees. All of the management's nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the Corporation's Proxy Statement, votes withheld from some (but less than all) of the candidates were distributed by the proxies among candidates with respect to whom authority was not withheld. There were no broker non-votes with respect to any candidates.

                  NOMINEES                            FOR          WITHHELD
                  --------                            ---          --------

                  Duane L. Burnham                196,002,075         1,056,420
                  Dolores E. Cross                196,959,868         1,056,420
                  Susan Crown                     195,954,436         1,056,420
                  Robert S. Hamada                196,008,653         1,056,420
                  Barry G. Hastings               196,956,402         1,056,420
                  Robert A. Helman                196,046,170         1,056,420
                  Arthur L. Kelly                 196,065,143         1,056,420
                  Frederick A. Krehbiel           174,019,332         1,056,420
                  Robert C. McCormack             197,035,172         1,056,420
                  Edward J. Mooney                196,087,411         1,056,420
                  William A. Osborn               197,030,440         1,056,420
                  John W. Rowe                    196,943,450         1,056,420
                  Harold B. Smith                 197,029,924         1,056,420
                  William D. Smithburg            195,997,994         1,056,420


              In other business brought before stockholders, the Northern Trust Corporation 2002 Stock Plan (the "2002 Plan") was approved. The 2002 Plan is a compensation plan authorizing the grant of stock options, stock appreciation rights, stock awards, performance shares and stock units. The 2002 Plan replaces the Northern Trust Corporation Amended 1992 Incentive Stock Plan, which expired by its terms on April 30, 2002. 117,873,383 votes were cast in favor of the resolution to approve the 2002 Stock Plan, 46,473,442 votes were cast against it, and 1,562,517 shares specifically abstained from voting on the resolution.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits
         --------

         (3)      Articles of Incorporation and By-Laws:

                  (i)      Amendment to By-laws and By-laws as amended to date.


         (10)     Material Contracts

                  (i) Second Amendment of the Northern Trust Corporation Supplemental Employee Stock Ownership Plan dated as of January 1, 2002
                  (ii) Third Amendment of the Northern Trust Corporation Supplemental Pension Plan dated as of January 15, 2002
                  (iii) Third Amendment of the Northern Trust Corporation
                        Supplemental Thrift-Incentive Plan dated as of January 1, 2002
                  (iv)  Form of Amendment to Form of Employment Security
                        Agreement
                  (v)   Northern Trust Corporation 2002 Stock Plan
                  (vi)  Northern Trust Corporation Severance Plan

          (99) Edited version of remarks delivered by Mr. William A. Osborn, Chairman and Chief Executive Officer of the Corporation, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 16, 2002.

         (b)      Reports on Form 8-K
                  -------------------

                  In a report on Form 8-K filed January 14, 2002, Northern Trust Corporation incorporated in Item 5 its January 14, 2002 press release, reporting on its earnings for the fourth quarter of 2001. The press release, with summary financial information, was filed pursuant to Item 7.

                  In a report on Form 8-K filed March 27, 2002, Northern Trust Corporation reported under Item 4, "Changes in Registrant's Certifying Accountant" that its Board of Directors voted to replace Arthur Andersen LLP as Northern Trust's independent public accountants for 2002, and authorized the commencement of a selection process for new independent accountants. Attached as exhibits to the Form 8-K were a letter from Arthur Andersen LLP and the Corporation's press release dated March 22, 2002.

                  In a report on Form 8-K filed April 19, 2002, Northern Trust Corporation reported under Item 4, "Changes in Registrant's Certifying Accountant" that its Board of Directors selected KPMG LLP as Northern Trust's independent public accountants for 2002. Attached as an exhibit to the Form 8-K was the Corporation's press release dated April 16, 2002.

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

                                                     NORTHERN TRUST CORPORATION
                                                     --------------------------
                                                          (Registrant)



Date: May 14, 2002                  By:  Perry R. Pero
                                         -------------
                                         Perry R. Pero
                                         Vice Chairman
                                         and Chief Financial Officer

Date: May 14, 2002                  By:  Harry W. Short
                                         --------------
                                         Harry W. Short
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. You may obtain copies of these exhibits from the SEC's site on the worldwide web at http://www.sec.gov. Stockholders may also
                                       ------------------
obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit
Number     Description
------     -----------

 (3)       Articles of Incorporation and By-Laws:


           (i)      Amendment to By-laws and By-laws as amended to date.

 (10)      Material Contracts

           (i) Second Amendment of the Northern Trust Corporation Supplemental Employee Stock Ownership Plan dated as of January 1, 2002
           (ii) Third Amendment of the Northern Trust Corporation Supplemental Pension Plan dated as of January 15, 2002
           (iii) Third Amendment of the Northern Trust Corporation Supplemental Thrift-Incentive Plan dated as of January 1, 2002
           (iv)     Form of Amendment to Form of Employment Security Agreement
           (v)      Northern Trust Corporation 2002 Stock Plan
           (vi)     Northern Trust Corporation Severance Plan

 (99) Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer of the Corporation, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 16, 2002.