Form 10-Q
period 2002-06-30
NORTHERN TRUST CORP
filed 2002-08-13
CIK 73124

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

                  For the Quarterly Period Ended June 30, 2002

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

                    221,667,202 Shares - $1.66 2/3 Par Value
              (Shares of Common Stock Outstanding on June 30, 2002)

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                                                                         NORTHERN TRUST CORPORATION

                                                                                    June 30      December 31          June 30
                                                                                  ---------      -----------        ---------
($ In Millions Except Share Information)                                               2002             2001             2001
----------------------------------------------------------------------------      ---------      -----------        ---------
Assets
Cash and Due from Banks ....................................................      $ 2,369.9        $ 2,592.3        $ 2,224.3
Federal Funds Sold and Securities Purchased under Agreements to Resell .....          533.6          3,565.1            355.7
Time Deposits with Banks ...................................................        7,176.5          6,955.9          3,598.0
Other Interest-Bearing .....................................................           22.5             25.0             23.7
Securities
     Available for Sale ....................................................        5,739.9          5,648.6          8,905.2
     Held to Maturity (Fair value - $773.1 at June 2002, $673.1 at
     December 2001, $612.7 at June 2001) ...................................          752.8            663.6            602.4
     Trading Account .......................................................           13.2             18.9             11.2
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Securities ...........................................................        6,505.9          6,331.1          9,518.8
----------------------------------------------------------------------------      ---------      -----------        ---------
Loans and Leases
     Commercial and Other ..................................................       10,565.4         10,552.0         11,070.6
     Residential Mortgages .................................................        7,708.4          7,427.9          7,124.3
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Loans and Leases (Net of unearned income - $399.9 at June 2002,
$427.3 at December 2001, $367.5 at June 2001) ..............................       18,273.8         17,979.9         18,194.9
----------------------------------------------------------------------------      ---------      -----------        ---------
Reserve for Credit Losses ..................................................         (153.3)          (154.3)          (150.4)
Buildings and Equipment ....................................................          497.3            488.7            480.4
Customers' Acceptance Liability ............................................           16.4              9.7             24.0
Trust Security Settlement Receivables ......................................          771.6            571.4            544.9
Other Assets ...............................................................        1,787.2          1,307.0          1,378.8
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Assets ...............................................................      $37,801.4        $39,671.8        $36,193.1
----------------------------------------------------------------------------      ---------      -----------        ---------
Liabilities
Deposits
    Demand and Other Noninterest-Bearing ...................................      $ 4,475.9        $ 6,237.4        $ 4,303.9
    Savings and Money Market Deposits ......................................        6,074.6          6,808.5          5,486.5
    Savings Certificates ...................................................        1,930.6          2,024.4          2,173.6
    Other Time .............................................................          343.2            404.6          1,429.6
    Foreign Offices - Demand ...............................................        1,196.5            872.7          1,422.2
                    - Time .................................................        8,902.7          8,671.7          8,030.4
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Deposits .............................................................       22,923.5         25,019.3         22,846.2
Federal Funds Purchased ....................................................        3,226.7            815.5          1,605.1
Securities Sold Under Agreements to Repurchase .............................        1,460.5          1,407.4          1,277.2
Commercial Paper ...........................................................          141.0            137.7            144.6
Other Borrowings ...........................................................        3,978.3          6,841.2          4,722.7
Senior Notes ...............................................................          450.0            450.0            500.0
Long-Term Debt .............................................................          766.3            766.8            767.2
Debt - Floating Rate Capital Securities ....................................          267.8            267.7            267.7
Liability on Acceptances ...................................................           16.4              9.7             24.0
Other Liabilities ..........................................................        1,657.6          1,183.0          1,377.3
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Liabilities ..........................................................       34,888.1         36,898.3         33,532.0
----------------------------------------------------------------------------      ---------      -----------        ---------
Stockholders' Equity
Preferred Stock ............................................................          120.0            120.0            120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at June
     2002, December 2001 and June 2001; Outstanding 221,667,202 at June
     2002, 221,647,260 at December 2001 and 222,609,563 at June 2001 .......          379.8            379.8            379.8
Capital Surplus ............................................................             --               --               --
Retained Earnings ..........................................................        2,672.9          2,520.1          2,376.6
Accumulated Other Comprehensive Income .....................................            3.8             (2.4)           (13.2)
Common Stock Issuable - Stock Incentive Plans ..............................          125.9            147.6            154.6
Deferred Compensation ......................................................          (54.2)           (58.1)           (80.5)
Treasury Stock - (at cost, 6,254,322 shares at June 2002, 6,274,264 shares
     at December 2001, and 5,311,961 shares at June 2001) ..................         (334.9)          (333.5)          (276.2)
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Stockholders' Equity .................................................        2,913.3          2,773.5          2,661.1
----------------------------------------------------------------------------      ---------      -----------        ---------
Total Liabilities and Stockholders' Equity .................................      $37,801.4        $39,671.8        $36,193.1
----------------------------------------------------------------------------      ---------      -----------        ---------

CONSOLIDATED STATEMENT OF INCOME                     NORTHERN TRUST CORPORATION

                                                               Second Quarter               Six Months
                                                                Ended June 30              Ended June 30
                                                         -------------------------   -------------------------
($ In Millions Except Per Share Information)                    2002          2001          2002          2001
-----------------------------------------------------    -----------   -----------   -----------   -----------
Noninterest Income
  Trust Fees                                                  $312.6        $317.7        $629.0        $622.9
  Foreign Exchange Trading Profits                              36.9          40.5          61.2          75.4
  Treasury Management Fees                                      23.5          20.6          46.9          40.7
  Security Commissions and Trading Income                        9.7           8.5          19.6          18.1
  Other Operating Income                                        17.6          27.0          35.3          46.7
  Investment Security Gains                                       .1             -            .1             -
-----------------------------------------------------    -----------   -----------   -----------   -----------
Total Noninterest Income                                       400.4         414.3         792.1         803.8
-----------------------------------------------------    -----------   -----------   -----------   -----------
Net Interest Income
  Interest Income                                              311.1         449.7         626.1         943.1
  Interest Expense                                             159.8         303.3         325.6         648.6
-----------------------------------------------------    -----------   -----------   -----------   -----------
Net Interest Income                                            151.3         146.4         300.5         294.5
Provision for Credit Losses                                      5.0          11.5          10.0          16.5
-----------------------------------------------------    -----------   -----------   -----------   -----------
Net Interest Income after Provision for Credit Losses          146.3         134.9         290.5         278.0
-----------------------------------------------------    -----------   -----------   -----------   -----------
Noninterest Expenses
  Compensation                                                 167.4         175.5         329.8         345.9
  Employee Benefits                                             33.5          31.5          69.3          65.3
  Occupancy Expense                                             26.0          25.3          52.0          50.0
  Equipment Expense                                             22.8          21.6          45.4          42.8
  Other Operating Expenses                                     106.2          97.9         202.2         189.4
-----------------------------------------------------    -----------   -----------   -----------   -----------
Total Noninterest Expenses                                     355.9         351.8         698.7         693.4
-----------------------------------------------------    -----------   -----------   -----------   -----------
Income before Income Taxes                                     190.8         197.4         383.9         388.4
Provision for Income Taxes                                      64.0          66.1         129.5         129.9
-----------------------------------------------------    -----------   -----------   -----------   -----------
Net Income                                                    $126.8        $131.3        $254.4        $258.5
-----------------------------------------------------    -----------   -----------   -----------   -----------
Net Income Applicable to Common Stock                         $126.2        $130.2        $253.3        $256.0
-----------------------------------------------------    -----------   -----------   -----------   -----------
Net Income Per Common Share - Basic                           $  .57         $ .59         $1.15         $1.16
                            - Diluted                            .56           .57          1.12          1.12
-----------------------------------------------------    -----------   -----------   -----------   -----------
Average Number of Common Shares Outstanding - Basic      220,864,358   221,701,482   220,859,388   221,635,066
                                            - Diluted    226,552,122   229,484,490   226,959,991   229,651,680
-----------------------------------------------------    -----------   -----------   -----------   -----------


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME        NORTHERN TRUST CORPORATION

                                                                                              Second Quarter      Six Months
                                                                                               Ended June 30     Ended June 30
                                                                                              ---------------   ---------------
(In Millions)                                                                                   2002     2001     2002     2001
-------------------------------------------------------------------------------------------   ------   ------   ------   ------
Net Income                                                                                    $126.8   $131.3   $254.4   $258.5
  Other Comprehensive Income (net of tax)
    Unrealized Gains (Losses) on Securities Available for Sale:
      Unrealized Holding Gains Arising during the Period (net of tax provision of
       $2.0 million and $.2 million for the quarters ended June 30, 2002 and 2001, respectively. Net of tax provision of $1.3 million and $1.2 million for the
       six months ended June 30, 2002 and 2001, respectively).                                   3.3       .3      1.9      1.8
      Less: Reclassification Adjustments for Gains Included in Net Income                        (.1)       -      (.1)       -
    Unrealized Gains (Losses) on Cash Flow Hedge Designations:
      Cumulative-Effect of Adopting SFAS No. 133 (net of tax benefit of $.1 million)               -        -        -      (.2)
      Unrealized Gains (Losses) Arising During the Period (net of tax benefit (provision)
       of $(3.4) million and $.6 million for the quarters ended June 30, 2002 and 2001, respectively. Net of tax benefit (provision) of $(2.9) million and $1.7 million for
       the six months ended June 30, 2002 and 2001, respectively).                               5.5     (1.0)     4.8     (2.9)
      Less: Reclassification Adjustments of Losses Included in Net Income (net of
       tax benefit of $.4 million for the quarter ended June 30, 2001. Net of tax benefit
        (provision) of $(.3) million and $.8 million for the six months ended
        June 30, 2002 and 2001).                                                                   -       .6      (.5)     1.3
    Foreign Currency Translation Adjustments                                                      .1        -       .1        -
-------------------------------------------------------------------------------------------   ------   ------   ------   ------
Other Comprehensive Income                                                                       8.8      (.1)     6.2        -
-------------------------------------------------------------------------------------------   ------   ------   ------   ------
Comprehensive Income                                                                          $135.6   $131.2   $260.6   $258.5
-------------------------------------------------------------------------------------------   ------   ------   ------   ------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY NORTHERN TRUST CORPORATION


                                                                                                                Six Months
                                                                                                               Ended June 30

                                                                                                       -----------------------------
(In Millions)                                                                                               2002               2001
------------------------------------------------------------------------------------------------       ----------         ----------
Preferred Stock
Balance at January 1 and June 30                                                                       $   120.0          $   120.0
------------------------------------------------------------------------------------------------       ----------         ----------
Common Stock
Balance at January 1 and June 30                                                                           379.8              379.8
------------------------------------------------------------------------------------------------       ----------         ----------
Retained Earnings
Balance at January 1                                                                                     2,520.1            2,200.0
Net Income                                                                                                 254.4              258.5
Dividends Declared - Common Stock                                                                          (75.4)             (69.0)
Dividends Declared - Preferred Stock                                                                        (1.1)              (2.3)
Stock Issued - Incentive Plan and Awards                                                                   (25.1)             (10.6)
------------------------------------------------------------------------------------------------       ----------         ----------
Balance at June 30                                                                                       2,672.9            2,376.6
------------------------------------------------------------------------------------------------       ----------         ----------
Accumulated Other Comprehensive Income
Balance at January 1                                                                                        (2.4)             (13.2)
Other Comprehensive Income                                                                                   6.2                  -
------------------------------------------------------------------------------------------------       ----------         ----------
Balance at June 30                                                                                           3.8              (13.2)
------------------------------------------------------------------------------------------------       ----------         ----------
Common Stock Issuable - Stock Incentive Plans
Balance at January 1                                                                                       147.6              110.2
Stock Issuable, net of Stock Issued                                                                        (21.7)              44.4
------------------------------------------------------------------------------------------------       ----------         ----------
Balance at June 30                                                                                         125.9              154.6
------------------------------------------------------------------------------------------------       ----------         ----------
Deferred Compensation
Balance at January 1                                                                                       (58.1)             (57.9)
Compensation Deferred                                                                                       (7.8)             (37.2)
Compensation Amortized                                                                                      11.7               14.6
------------------------------------------------------------------------------------------------       ----------         ----------
Balance at June 30                                                                                         (54.2)             (80.5)
------------------------------------------------------------------------------------------------       ----------         ----------
Treasury Stock
Balance at January 1                                                                                      (333.5)            (276.7)
Stock Options and Awards                                                                                    85.3               64.9
Stock Purchased                                                                                            (86.7)             (64.4)
------------------------------------------------------------------------------------------------       ----------         ----------
Balance at June 30                                                                                        (334.9)            (276.2)
------------------------------------------------------------------------------------------------       ----------         ----------
Total Stockholders' Equity at June 30                                                                  $ 2,913.3          $ 2,661.1
------------------------------------------------------------------------------------------------       ----------         ----------


CONSOLIDATED STATEMENT OF CASH FLOWS                                                              NORTHERN TRUST CORPORATION

                                                                                                          Six Months
                                                                                                        Ended June 30
                                                                                               ----------------------------
(In Millions)                                                                                        2002              2001
-------------------------------------------------------------------------------------------    ----------        ----------
Cash Flows from Operating Activities:
Net Income                                                                                     $    254.4        $    258.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                      10.0              16.5
    Depreciation on Buildings and Equipment                                                          42.6              39.6
    (Increase) Decrease in Interest Receivable                                                      (14.2)             46.9
    Increase (Decrease) in Interest Payable                                                           (.4)              9.9
    Amortization and Accretion of Securities and Unearned Income                                    (69.6)           (135.6)
    Amortization of Computer Software                                                                38.9              37.4
    Amortization of Goodwill and Other Intangibles                                                    3.3               8.2
    Net Decrease in Trading Account Securities                                                        5.7               2.2
    Other Noncash, net                                                                               48.0             184.6
-------------------------------------------------------------------------------------------    ----------        ----------
    Net Cash Provided by Operating Activities                                                       318.7             468.2
-------------------------------------------------------------------------------------------    ----------        ----------
Cash Flows from Investing Activities:
    Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell        3,031.5             194.1
    Net (Increase) Decrease in Time Deposits with Banks                                            (220.6)          1,595.8
    Net Decrease in Other Interest-Bearing Assets                                                     2.5              97.6
    Purchases of Securities-Held to Maturity                                                       (112.4)            (55.9)
    Proceeds from Maturity and Redemption of Securities-Held to Maturity                             30.6              65.0
    Purchases of Securities-Available for Sale                                                  (16,349.0)        (36,037.3)
    Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                 16,301.7          33,918.1
    Net Increase in Loans and Leases                                                               (278.4)            (73.1)
    Purchases of Buildings and Equipment                                                            (51.2)            (71.8)
    Purchases and Development of Computer Software                                                  (70.6)            (75.6)
    Net (Increase) Decrease in Trust Security Settlement Receivables                               (200.2)             70.3
    Decrease in Cash Due to Acquisitions                                                                -              (1.5)
    Other, net                                                                                        2.2              20.3
-------------------------------------------------------------------------------------------    ----------        ----------
    Net Cash Provided by (Used in) Investing Activities                                           2,086.1            (354.0)
-------------------------------------------------------------------------------------------    ----------        ----------
Cash Flows from Financing Activities:
    Net Increase (Decrease) in Deposits                                                          (2,095.8)             18.3
    Net Increase (Decrease) in Federal Funds Purchased                                            2,411.2          (2,009.9)
    Net Increase (Decrease) in Securities Sold under Agreements to Repurchase                        53.1            (299.9)
    Net Decrease in Commercial Paper                                                                  3.3               2.2
    Net Increase (Decrease) in Short-Term Other Borrowings                                       (2,535.9)          2,148.2
    Proceeds from Term Federal Funds Purchased                                                      722.0           3,346.4
    Repayments of Term Federal Funds Purchased                                                   (1,049.0)         (3,401.4)
    Proceeds from Senior Notes & Long-Term Debt                                                         -             154.5
    Repayments of Senior Notes & Long-Term Debt                                                       (.5)            (25.4)
    Treasury Stock Purchased                                                                        (84.2)            (61.2)
    Net Proceeds from Stock Options                                                                  14.1               9.9
    Cash Dividends Paid on Common and Preferred Stock                                               (76.5)            (71.5)
    Other, net                                                                                       11.0              12.1
-------------------------------------------------------------------------------------------    ----------        ----------
    Net Cash Used in Financing Activities                                                        (2,627.2)           (177.7)
-------------------------------------------------------------------------------------------    ----------        ----------
    Decrease in Cash and Due from Banks                                                            (222.4)            (63.5)
    Cash and Due from Banks at Beginning of Year                                                  2,592.3           2,287.8
-------------------------------------------------------------------------------------------    ----------        ----------
Cash and Due from Banks at End of Period                                                       $  2,369.9        $  2,224.3
-------------------------------------------------------------------------------------------    ----------        ----------
Schedule of Noncash Investing Activities:
    Transfer of Securities from Held to Maturity to Available for Sale                         $        -        $    167.0
Supplemental Disclosures of Cash Flow Information:
    Interest Paid                                                                              $    326.0        $    638.7
    Income Taxes Paid                                                                                21.4               6.1
-------------------------------------------------------------------------------------------    ----------        ----------

                                       5

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation and its subsidiaries (Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 2002 and 2001 have not been audited by the Corporation's independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.


                                          June 30, 2002              December 31, 2001              June 30, 2001
                                       --------------------------------------------------------------------------------
                                        Book          Fair           Book         Fair            Book         Fair
(In Millions)                           Value         Value          Value       Value            Value        Value
-----------------------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government                    $      -     $      -        $      -    $      -         $   10.0     $   10.0
    Obligations of States and
        Political Subdivisions            606.1        631.0           528.9       542.9            471.7        486.7
    Federal Agency                          4.7          4.7             4.9         4.9              5.4          5.4
    Other                                 142.0        137.4           129.8       125.3            115.3        110.6
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                  752.8        773.1           663.6       673.1            602.4        612.7
-----------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                       159.6        159.6           158.9       158.9            165.5        165.5
    Obligations of States and
        Political Subdivisions             31.4         31.4            30.0        30.0             16.6         16.6
    Federal Agency                      5,275.7      5,275.7         5,188.9     5,188.9          8,439.9      8,439.9
    Preferred Stock                        82.9         82.9            82.9        82.9            103.1        103.1
    Other                                 190.3        190.3           187.9       187.9            180.1        180.1
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                5,739.9      5,739.9         5,648.6     5,648.6          8,905.2      8,905.2
-----------------------------------------------------------------------------------------------------------------------
Trading Account                            13.2         13.2            18.9        18.9             11.2         11.2
-----------------------------------------------------------------------------------------------------------------------
Total Securities                       $6,505.9     $6,526.2        $6,331.1    $6,340.6         $9,518.8     $9,529.1
-----------------------------------------------------------------------------------------------------------------------

Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                 June 30, 2002
---------------------------------------------------------------------------------
                                                                Gross
                                                              Unrealized
                                                    Book    -------------   Fair
(In Millions)                                       Value   Gains  Losses   Value
---------------------------------------------------------------------------------
U.S. Government                                     $    -  $   -  $    -  $    -
Obligations of States and Political Subdivisions     606.1   24.9       -   631.0
Federal Agency                                         4.7     .2      .2     4.7
Other                                                142.0      -     4.6   137.4
---------------------------------------------------------------------------------
Total                                               $752.8  $25.1  $  4.8  $773.1
---------------------------------------------------------------------------------

Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                 June 30, 2002
----------------------------------------------------------------------------------------
                                                                   Gross
                                                                 Unrealized
                                                   Amortized   --------------    Fair
(In Millions)                                         Cost     Gains   Losses    Value
----------------------------------------------------------------------------------------
U.S. Government                                    $  159.1    $  .5    $ -     $  159.6
Obligations of States and Political Subdivisions       30.7       .7      -         31.4
Federal Agency                                      5,266.6      9.2     .1      5,275.7
Preferred Stock                                        82.9        -      -         82.9
Other                                                 190.2       .1      -        190.3
----------------------------------------------------------------------------------------
Total                                              $5,729.5    $10.5    $.1     $5,739.9
----------------------------------------------------------------------------------------

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.5 billion on June 30, 2002, $10.5 billion on December 31, 2001 and $11.5 billion on June 30, 2001. Included in the June 30, 2002 pledged assets were securities available for sale of $1.3 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2002, December 31, 2001 and June 30, 2001 was $396.6 million, $1.6 billion and $267.3 million, respectively. The fair value of repledged collateral as of June 30, 2002, December 31, 2001 and June 30, 2001 was $55.0 million, $1.2 billion and $59.1 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

4. Contingent Liabilities - Standby letters of credit outstanding were $2.6 billion on June 30, 2002, $2.5 billion on December 31, 2001 and $2.3 billion on June 30, 2001.

Because of the nature of its activities, Northern Trust is subject to pending and threatened legal actions that arise in the normal course of business. Management cannot estimate the specific possible loss or range of loss that may result from these proceedings since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs' ultimate damage claims. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Corporation or any of its subsidiaries is a party, including the litigation described below, will have a material effect, either individually or in the aggregate, on the Corporation's consolidated financial position or results of operations.

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company, in its capacity as the former trustee of the Enron Savings Plan and former service-provider for the Enron Employee Stock Ownership Plan. The actions make claims, inter alia, for breach of fiduciary duty to the plan participants, and seek equitable relief and monetary damages in an unspecified amount against the defendants. The Corporation and the defendant company intend to defend these actions vigorously. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the litigation will be resolved without material impact on the Corporation's consolidated financial position or results of operations.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.


------------------------------------- ------------------------ ------------------------- --------------------------
 (In Millions)                                  June 30, 2002         December 31, 2001              June 30, 2001
------------------------------------- ------------------------ ------------------------- --------------------------
Domestic
   Residential Real Estate                          $ 7,708.4                 $ 7,427.9                  $ 7,124.3
   Commercial                                         4,367.6                   4,741.6                    4,957.0
   Broker                                                41.3                      11.8                      144.7
   Commercial Real Estate                             1,118.9                   1,025.6                      984.6
   Personal                                           2,243.8                   2,208.8                    2,104.7
   Other                                                925.2                     768.6                      893.3
   Lease Financing                                    1,200.2                   1,202.6                    1,083.6
------------------------------------- ------------------------ ------------------------- --------------------------
Total Domestic                                       17,605.4                  17,386.9                   17,292.2
International                                           668.4                     593.0                      902.7
------------------------------------- ------------------------ ------------------------- --------------------------
Total Loans and Leases                              $18,273.8                 $17,979.9                  $18,194.9
------------------------------------- ------------------------ ------------------------- --------------------------

At June 30, 2002, other domestic and international loans included $1.2 billion of overnight trust-related advances, primarily in connection with next day security settlements, compared with $812.0 million at December 31, 2001 and $1.2 billion at June 30, 2001.

At June 30, 2002, nonperforming loans and leases totaled $109.7 million. Included in this amount were loans with a recorded investment of $108.1 million (net of $36.9 million in charge-offs), which were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $14.8 million (net of $12.6 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $93.3 million (net of $24.3 million in charge-offs) had an allocated reserve of $24.4 million. For the second quarter of 2002, the total recorded investment in impaired loans averaged $112.9 million. There was no interest income recorded on impaired loans for the quarter ended June 30, 2002.

At June 30, 2001, nonperforming loans and leases totaled $107.9 million and included $105.0 million (net of 3.3 million in charge-offs) of impaired loans. Of these impaired loans, $11.0 million (net of $3.3 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $94.0 million had an allocated reserve of $23.4 million. Total recorded investment in impaired loans for the second quarter of 2001 averaged $102.7 million with no interest income recognized on such loans. The $3.8 million net increase from June 30, 2001 to June 30, 2002 in impaired loans where no reserve has been assigned was driven primarily by changes relating to the commercial loan portfolio with the largest being a loan to an Enron affiliate, which became impaired in late 2001.

At June 30, 2002, residential real estate loans totaling $10.1 million were held for sale and were included in other assets in the consolidated balance sheet.

Loan commitments for residential real estate loans which when funded will be held for sale are carried at fair value, while all other loan commitments are carried at the amount of unamortized fees.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:
--------------------------------------------------------------------------------
                                                              Six Months
                                                            Ended June 30
--------------------------------------------------------------------------------
(In Millions)                                           2002              2001
--------------------------------------------------------------------------------
Balance at Beginning of Period                         $161.6            $162.9
Charge-Offs                                             (11.9)            (20.6)
Recoveries                                                 .6                .9
--------------------------------------------------------------------------------
Net Charge-Offs                                         (11.3)            (19.7)
Provision for Credit Losses                              10.0              16.5
--------------------------------------------------------------------------------
Balance at End of Period                               $160.3            $159.7
--------------------------------------------------------------------------------
Reserve for Credit Losses Assigned to-
Loans and Leases                                        153.3             150.4
Unfunded Commitments and Standby Letters of Credit        7.0               9.3
--------------------------------------------------------------------------------
Balance at End of Period                               $160.3            $159.7
--------------------------------------------------------------------------------

In the second quarter of 2002, Northern Trust began to record the reserve for unfunded commercial loan commitments, standby letters of credit and derivatives in a liability account. Previously, this portion of the reserve was included in the reserve for credit losses and shown as a contra-asset on the consolidated balance sheet. Prior period amounts have been reclassified.

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

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent reserve reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision inherent in the process of estimating expected credit losses.

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                            Second Quarter Ended June 30             Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------------------
($ In Millions Except Per Share Information)                2002                  2001               2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share
Reported Net Income                                       $126.8                  $131.3             $254.4            $258.5
Less: Dividends on Preferred Stock                           (.6)                   (1.1)              (1.1)             (2.5)
Add Back:  Goodwill Amortization, After Tax                    -                     2.1                  -               4.2
------------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Income Applicable to Common Stock            $126.2                  $132.3             $253.3            $260.2
Average Number of Common Shares Outstanding          220,864,358             221,701,482        220,859,388       221,635,066
Reported Basic Net Income Per Common Share                $  .57                  $  .59             $ 1.15            $ 1.16
Goodwill Amortization, After Tax                               -                     .01                  -               .02
Adjusted Basic Net Income Per Common Share                $  .57                  $  .60             $ 1.15            $ 1.18
------------------------------------------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share
Reported Net Income Applicable to Common Stock            $126.2                  $130.2             $253.3            $256.0
Add Back: Goodwill Amortization, After Tax                     -                     2.1                  -               4.2
Adjusted Net Income Applicable to Common Stock            $126.2                  $132.3             $253.3            $260.2
Average Number of Common Shares Outstanding          220,864,358             221,701,482        220,859,388       221,635,066
Plus Dilutive Potential Common Shares:
    Stock Options                                      3,784,200               5,536,597          4,218,909         5,822,402
    Stock Incentive Plans*                             1,903,564               2,246,411          1,881,694         2,194,212
------------------------------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares           226,552,122             229,484,490        226,959,991       229,651,680
Reported Diluted Net Income Per Common Share              $  .56                  $  .57             $ 1.12            $ 1.12
Goodwill Amortization, After Tax                               -                     .01                  -               .02
Adjusted Diluted Net Income Per Common Share              $  .56                  $  .58             $ 1.12            $ 1.14
------------------------------------------------------------------------------------------------------------------------------------

* Includes Dilutive Potential Common Shares related to restricted stock issued in connection with an acquisition subject to performance and vesting requirements and to stock and stock unit awards subject to vesting requirements. Refer to Footnote 25, Stock-Based Compensation Plans, on Pages 85 and 86 of the Corporation's 2001 Annual Report to Shareholders.

8.    Accumulated Other Comprehensive Income

                                               For the Six Months Ended June 30, 2002
-----------------------------------------------------------------------------------------------------------
                              Unrealized Gains                                     Foreign     Accumulated
                                (Losses) on       Minimum      Gains (Losses)     Currency        Other
                                 Securities       Pension       On Cash Flow     Translation  Comprehensive
(In Millions)                Available For Sale  Liability   Hedge Designations  Adjustments      Income
-----------------------------------------------------------------------------------------------------------
Beginning Balance                  $(.1)           $(3.6)           $1.5            $(.2)         $(2.4)
Current-Period Change               1.8                -             4.3              .1            6.2
-----------------------------------------------------------------------------------------------------------
Ending Balance                     $1.7            $(3.6)           $5.8            $(.1)         $ 3.8
-----------------------------------------------------------------------------------------------------------

                                              For the Six Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------------------
                              Unrealized Gains                                     Foreign     Accumulated
                                (Losses) on       Minimum      Gains (Losses)     Currency        Other
                                 Securities       Pension       On Cash Flow     Translation  Comprehensive
(In Millions)                Available For Sale  Liability   Hedge Designations  Adjustments      Income
-----------------------------------------------------------------------------------------------------------
Beginning Balance                  $(.9)          $(12.3)          $   -             $ -          $(13.2)
Cumulative-effect
 of Adopting SFAS No. 133             -                -             (.2)              -             (.2)
Current-Period Change               1.8                -            (1.6)              -              .2
-----------------------------------------------------------------------------------------------------------
Ending Balance                     $ .9           $(12.3)          $(1.8)            $ -          $(13.2)
-----------------------------------------------------------------------------------------------------------

9. The Northern Trust Corporation 2002 Stock Plan - The Board of Directors approved the Northern Trust Corporation 2002 Stock Plan (the "2002 Plan"), which was then subsequently approved by the Corporation's stockholders at the 2002 annual meeting of stockholders. The 2002 Plan is a compensation plan authorizing the grant of stock options, stock appreciation rights, stock awards, performance shares and stock units. An aggregate of 22,000,000 shares of the Corporation's Common Stock has been reserved for issuance under the 2002 Plan. The 2002 Plan replaces the Northern Trust Corporation Amended 1992 Incentive Stock Plan (the "1992 Plan"). No awards may be granted under the 1992 Plan after April 30, 2002.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based compensation plans.


SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. Northern Trust has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123.


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the corporation had accounted for its stock-based compensation under SFAS No. 123.


A description of Northern Trust's stock-based compensation is presented in greater detail on pages 85 through 87 of the 2001 Annual Report to Shareholders.

10. Accounting Standards Pronouncements - The following accounting standard was adopted in the first quarter of 2002.

SFAS No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion No. 17, "Intangible Assets" and addresses the accounting for goodwill and other intangible assets. As required, Northern Trust applied the provisions of this Statement effective January 1, 2002 to all goodwill and other intangible assets reflected in the consolidated financial statements at that date.

   Goodwill - The Statement discontinues amortization of goodwill over its estimated useful life and requires a transitional impairment test of goodwill as of January 1, 2002. An annual impairment test of goodwill is also required in the year of adoption and in subsequent years. Impairment losses for goodwill that arise due to the initial application of this Statement, resulting from the transitional impairment test, are to be reported as a change in an accounting principle and any subsequent impairment losses are required to be reported as operating expenses. Management completed the initial goodwill impairment test as of January 1, 2002 and determined that no transitional impairment charge was necessary. Goodwill at both January 1, 2002 and June 30, 2002 totaled $90.1 million. Application of the nonamortization provisions of the Statement will reduce noninterest expense by approximately $10.0 million annually, resulting in an increase in net income of approximately $8.0 million in 2002 compared to 2001. Goodwill amortization in the first six months of 2001 totaled $5.2 million or $4.2 million after taxes.

   Intangible Assets Subject to Amortization - Other separately identifiable acquired intangible assets will continue to be amortized over their estimated useful life. At June 30, 2002, acquired intangible assets had a book value of $31.8 million, which was net of accumulated amortization on these assets of $55.9 million. Amortization for the first six months of the year amounted to $3.3 million. Amortization expense for the years ended 2002, 2003, 2004, 2005 and 2006 are estimated to be $6.7 million, $6.6 million, $6.6 million, $5.5 million and $5.1 million, respectively.

11. Business Segments - The tables on page 18, reflecting the earnings contribution of Northern Trust's business segments for the second quarter and six months ended June 30, 2002, are incorporated by reference.

12. RemitStream Investment - In June 2001, Northern Trust sold an 80% interest in RemitStream Solutions LLC (RemitStream) to Fiserv, Inc. for $14 million in cash. Northern Trust accounts for its 20% equity interest in RemitStream using the equity method of accounting.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER EARNINGS HIGHLIGHTS

Net income per common share on a diluted basis was $.56 for the second quarter, a decrease of 2% from $.57 earned in the year-ago quarter. Net income totaled $126.8 million, compared to $131.3 million reported for the second quarter of last year. This earnings performance produced an annualized return on average common equity (ROE) of 18.57% versus 21.10% reported for the comparable quarter last year, and an annualized return on average assets (ROA) of 1.37% versus 1.45% in 2001. The business environment during the quarter remained very challenging given the significant and prolonged weakness in equity markets. As a result, this performance was achieved through the continued aggressive management of expenses, which were up just 1% compared to last year's second quarter. Revenues were essentially unchanged from last year, after adjusting for a $9.2 million nonrecurring gain in the prior year's second quarter, resulting in a productivity ratio of 158%.

Noninterest Income

Noninterest income totaled $400.4 million for the quarter, accounting for 71% of total taxable equivalent revenue. Trust fees were $312.6 million in the quarter, down 2% compared to $317.7 million in the second quarter of last year and represented 55% of total taxable equivalent revenue. The decline in trust fees resulted primarily from weak equity markets and was partially offset by new business. Trust assets under administration totaled $1.66 trillion, a decrease of less than 1% since June 2001, and trust assets under the management of Northern Trust fell 4% to $327.4 billion.

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

Trust fees from Personal Financial Services (PFS) in the quarter decreased slightly and totaled $153.9 million compared to $154.7 million in the year-ago quarter. The decline in PFS trust fees primarily resulted from weakness in the equity markets, offset partially by new business. Northern Trust's network of PFS offices totals 82 locations in twelve states, and it is currently estimated that there will be approximately 100 offices by the end of 2005. Personal trust assets under administration totaled $163.4 billion at June 30, 2002 compared to $161.1 billion at June 30, 2001 and $166.8 billion at December 31, 2001. Of the total assets under administration, $91.8 billion is managed by Northern Trust, compared to $94.7 billion one year ago. With the exception of Florida and California locations where trust assets are revalued throughout the quarter, trust fees in PFS are largely based on the level of trust assets at the end of the previous quarter. Thus, trust fees in the third quarter will be impacted by the lower level of trust assets at the end of the second quarter. At June 30, 2002, 46% of personal trust assets under management were invested in equity securities. Net new recurring PFS trust business transitioned during the first six months totaled approximately $22 million in annualized fees.

Trust fees from C&IS in the quarter decreased 3% to $158.7 million compared to $163.0 million in the year-ago quarter. The decline resulted from lower securities lending fees, which totaled $33.4 million compared to $42.7 million in last year's second quarter. In the prior year, securities lending spreads benefited from three decreases in the federal funds rate during the quarter. Driven primarily by growth in institutional money market funds, fees from C&IS trust asset management increased 4% and totaled $46.4 million compared to $44.7 million in the year-ago quarter. Custody fees increased 1% to $51.1 million. Northern Trust Retirement Consulting, L.L.C. recorded fees of $17.2 million compared to $15.1 million in last year's second quarter.

C&IS trust assets under administration totaled $1.50 trillion at June 30, 2002, compared to $1.52 trillion at both June 30, 2001 and December 31, 2001. Of the C&IS trust assets under administration, $235.6 billion is managed by Northern Trust, down from $246.8 billion at June 30, 2001, but essentially unchanged from $236.1 billion at year-end. At June 30, 2002, approximately 25% of assets under management were invested in equity securities. Trust assets under administration include $496.4 billion of global custody assets, up 13% from a year ago, reflecting strong new business in this area. Net new recurring C&IS trust business transitioned during the first six months totaled approximately $26 million in annualized fees.

Foreign exchange trading profits were $36.9 million for the quarter, compared to $40.5 million in the second quarter of last year and $24.3 million in the first quarter of 2002. The improvement from the first quarter reflects higher client trading volumes and greater market volatility in the U.S. dollar against other major currencies.

Treasury management revenues, which include both fees and the computed value of compensating deposit balances, were $29.3 million, up 2% from last year's second quarter, due to new business and higher transaction volumes from existing clients. The fee portion of these revenues in the quarter was $23.5 million, up 14% from $20.6 million in the comparable quarter last year, partly as a result of more clients electing to pay for services in fees rather than in compensating deposit balances.

Revenues from security commissions and trading income were $9.7 million, up 13% from the prior year. Other operating income was $17.6 million for the second quarter compared to $27.0 million in the same period last year, which included a $9.2 million nonrecurring gain on the sale of an 80% interest in Northern Trust's lockbox operations. After adjusting for this one-time gain, other operating income was essentially unchanged from last year.

Net Interest Income

Net interest income for the quarter totaled $151.3 million, 3% higher than the $146.4 million reported in the second quarter of 2001. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $163.2 million, up 2% from $160.7 million reported in the second quarter of 2001. Total average earning assets of $33.0 billion were essentially unchanged from last year's second quarter, while the net interest margin improved to 1.99% from 1.96%.

Earning assets for the second quarter averaged $33.0 billion compared to $32.8 billion in last year's second quarter. Money market assets averaged $8.7 billion; up from $4.5 billion last year, while the securities portfolio averaged $6.6 billion, down from $10.3 billion in the prior year. Loans and leases averaged $17.6 billion in the quarter, down 2% from the second quarter of last year.

Domestic loans outstanding were unchanged, averaging $17.2 billion, while international loans decreased by $315 million from a year ago to average $450 million. Residential mortgages increased $641 million, or 9%, to average $7.6 billion for the quarter and represented 43% of the total loan portfolio. Commercial and industrial loans averaged $4.3 billion, down from $5.1 billion in last year's second quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $17.7 billion, virtually unchanged from the second quarter of 2001. Foreign office time deposits increased $1.1 billion as a result of increased global custody activity, offset by lower levels of nonpersonal time deposits. Other interest-related funds averaged $10.1 billion in the quarter compared to $9.9 billion in last year's second quarter. The increase in other interest-related funds was due primarily to higher levels of overnight federal funds purchased, offset in part by reductions in treasury investment program balances and repurchase agreements. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds were also unchanged from the prior year, averaging $5.2 billion.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the quarter compared to $11.5 million for the same quarter last year and $5.0 million in the first quarter of 2002. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 22.

Noninterest Expenses

Noninterest expenses totaled $355.9 million for the quarter, up 1% from $351.8 million in the year-ago quarter. Expenses continue to be closely monitored through various initiatives implemented by management to control certain expense categories, including controlling staff levels and limiting staff-related and other discretionary costs.

Compensation and employee benefits represented 56% of total operating expenses and totaled $200.9 million, down 3% from a year ago as lower performance-based pay and the transfer of staff to the lockbox joint venture more than offset salary increases and higher employee benefit costs. The cost of lockbox operations is now included in other operating expenses as a direct payment to the joint venture for services. Staff on a full-time equivalent basis at June 30, 2002 totaled 9,384, a decline of 69 positions since year-end and an increase of 1% from a year ago, after adjusting for the impact of RemitStream, the lockbox service entity in which Northern Trust owns a 20% equity interest and Fiserv, Inc. owns an 80% equity interest.

Net occupancy expense totaled $26.0 million, up 3% from $25.3 million in the second quarter of 2001, due primarily to the opening of new PFS offices, the remodeling of existing offices over the past twelve months and additional space leased to support growth in other business units. The principal components of the increase in occupancy expense were higher net rental costs and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $22.8 million, up 6% from the $21.6 million reported in the second quarter of 2001. The increase was concentrated primarily in depreciation and maintenance of computer hardware and increased costs for data line leases.

Other operating expenses in the quarter totaled $106.2 million compared to $97.9 million last year. Other expense categories reflect increased costs associated with processing errors incurred in servicing and managing financial assets and performing banking activities, technology investments, office expansion, and payments made to RemitStream for receivables management and lockbox services. The increase in processing errors was the result of two unusually large losses experienced in corporate actions. One of the errors related to a stock tender offer in which Northern Trust over-tendered and had to acquire the security in the open market. The second involved a situation where Northern Trust intends to pursue a legal course of action to recover the loss. These increases were partially offset by initiatives to manage costs that resulted in decreases in various expense categories, including travel, hiring and other discretionary costs. In addition, the adoption of new accounting requirements in 2002 that eliminates goodwill amortization costs reduced expenses by $2.6 million or $2.1 million after-tax. The following table shows the components of other operating expenses.

--------------------------------------------------------------------------------
                                                                  Second Quarter
Other Operating Expenses                                           Ended June 30
--------------------------------------------------------------------------------
(In Millions)                                                     2002      2001
--------------------------------------------------------------------------------
Business Promotion                                              $ 10.8    $ 13.9
Outside Services Purchased                                        42.7      34.2
Telecommunications                                                 1.8       4.5
Postage and Supplies                                               5.3       7.8
Software Amortization                                             18.8      18.7
Goodwill Amortization                                                -       2.6
Other Intangibles Amortization                                     1.7       1.5
Other Expenses                                                    25.1      14.7
--------------------------------------------------------------------------------
Total Other Operating Expenses                                  $106.2    $ 97.9
--------------------------------------------------------------------------------


Provision for Income Taxes

The provision for income taxes was $64.0 million for the second quarter compared with $66.1 million in the year-ago quarter. The lower tax provision in 2002 resulted primarily from lower federal taxable earnings, partially offset by higher state income taxes brought about by a reduction in income exempt for state tax purposes. The effective tax rate for the quarter was 33.5%, unchanged from the second quarter of 2001.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the second quarter ended June 30, 2002 and 2001.

                                   Corporate and
                                   Institutional      Personal Financial     Treasury and             Total
Second Quarter                       Services             Services               Other             Consolidated
--------------------------------------------------------------------------------------------------------------------
($ In Millions)                     2002       2001       2002       2001      2002      2001        2002       2001
--------------------------------------------------------------------------------------------------------------------
Noninterest Income
  Trust Fees                   $   158.7  $   163.0  $   153.9  $   154.7  $      -  $      -   $   312.6  $   317.7
  Other                             69.0       78.8       17.7       16.6       1.1       1.2        87.8       96.6
Net Interest Income after
 Provision for Credit Losses*       41.9       45.1      110.7       98.2       5.6       5.9       158.2      149.2
Noninterest Expenses               173.2      167.5      175.6      172.2       7.1      12.1       355.9      351.8
--------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*         96.4      119.4      106.7       97.3       (.4)     (5.0)      202.7      211.7
Provision for Income Taxes*         37.5       46.4       41.1       37.7      (2.7)     (3.7)       75.9       80.4
--------------------------------------------------------------------------------------------------------------------
Reported Net Income            $    58.9  $    73.0  $    65.6  $    59.6  $    2.3  $   (1.3)  $   126.8  $   131.3
Goodwill, After Taxes                  -         .9          -        1.2         -         -           -        2.1
--------------------------------------------------------------------------------------------------------------------
Adjusted Net Income            $    58.9  $    73.9  $    65.6  $    60.8  $    2.3  $   (1.3)  $   126.8  $   133.4
--------------------------------------------------------------------------------------------------------------------
Percentage Net Income
 Contribution                        46%        56%        52%        45%        2%        (1)%      100%       100%
--------------------------------------------------------------------------------------------------------------------
Average Assets                 $16,663.6  $17,295.8  $15,044.6  $14,755.3  $5,377.6  $4,260.6   $37,085.8  $36,311.7
--------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $11.9 million for 2002 and $14.3 million for 2001.

Note: Certain reclassifications have been made to 2001 financial information to conform to the current year presentation.

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the six months ended June 30, 2002 and 2001.

                                   Corporate and
                                   Institutional      Personal Financial     Treasury and             Total
Six Months                           Services             Services               Other             Consolidated
-------------------------------------------------------------------------------------------------------------------
($ In Millions)                    2002        2001       2002       2001      2002      2001       2002       2001
-------------------------------------------------------------------------------------------------------------------
Noninterest Income
  Trust Fees                  $   316.5   $   312.1  $   312.5  $   310.8  $      -  $      -  $   629.0  $   622.9
  Other                           125.5       144.0       36.4       35.1       1.2       1.8      163.1      180.9
Net Interest Income after
 Provision for Credit Losses*      84.3        91.4      214.4      204.5      15.4      10.3      314.1      306.2
Noninterest Expenses              340.8       334.7      346.4      342.1      11.5      16.6      698.7      693.4
-------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*       185.5       212.8      216.9      208.3       5 1      (4.5)     407.5      416.6
Provision for Income Taxes*        72.0        82.6       83.5       80.7      (2.4)     (5.2)     153.1      158.1
-------------------------------------------------------------------------------------------------------------------
Reported Net Income           $   113.5   $   130.2  $   133.4  $   127.6  $    7.5  $     .7  $   254.4  $   258.5
-------------------------------------------------------------------------------------------------------------------
Goodwill, After Taxes                 -         1.7          -        2.5         -         -          -        4.2
-------------------------------------------------------------------------------------------------------------------
Adjusted Net Income           $   113.5   $   131.9  $   133.4  $   130.1  $    7.5  $     .7  $   254.4  $   262.7
-------------------------------------------------------------------------------------------------------------------
Percentage Net Income
 Contribution                       45%         50%        52%        50%        3%        -%       100%       100%
-------------------------------------------------------------------------------------------------------------------
Average Assets                $16,425.1   $17,761.7  $15,029.9  $14,615.9  $5,928.8  $3,612.2  $37,383.8  $35,989.8
-------------------------------------------------------------------------------------------------------------------

*Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $23.6 million for 2002 and $28.2 million for 2001.

Note: Certain reclassifications have been made to 2001 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $58.9 million, down 19% from $73.0 million reported in 2001. Noninterest income was 6% lower than the second quarter of 2001 and totaled $227.7 million. Trust fees decreased 3% to $158.7 million in the current quarter compared to $163.0 million in the year-ago quarter, due primarily to a $9.3 million or 22% decline in securities lending fees to $33.4 million. In the prior year, securities lending spreads benefited from three decreases in the federal funds rate during the second quarter. Asset management fees grew 4% to $46.4 million, while custody fees increased 1.4% and fees generated by Northern Trust Retirement Consulting, L.L.C. were $17.2 million compared to $15.1 million in last year's second quarter. Other noninterest income was $69.0 million, down 12% from $78.8 million in last year's second quarter. The prior year results include a $9.2 million nonrecurring gain on the sale of an 80% interest in Northern Trust's lockbox operations. Foreign exchange trading profits were $36.4 million, down 10% from the $40.4 million in the prior year's second quarter. Partially offsetting this reduction were higher letter of credit fees and a $2.1 million increase in fees for treasury management services due to new business, higher transaction volumes from existing clients and more clients electing to pay for services in fees rather than in compensating deposit balances.

Net interest income after the provision for credit losses, stated on a FTE basis, was $41.9 million, down 7% from $45.1 million in last year's second quarter. The decrease reflects lower levels of earning assets, concentrated primarily in loans, which declined 12% or $659 million from last year to average $4.8 billion. The net interest margin improved to 1.29% from 1.26% in the prior year quarter. The provision for credit losses for the quarter totaled $3.4 million, essentially unchanged from the prior year. The provision for the second quarter of 2001 included $6.5 million of additional charges related to the sale of $44.5 million of nonperforming loans, which was partially offset by decreases in allocated inherent reserves resulting from a decline in outstanding loans.

Noninterest expenses increased 3% to $173.2 million in the current quarter compared to $167.5 million last year. The increase reflects higher costs associated with processing errors incurred in servicing and managing financial assets and performing banking activities and payments made to RemitStream, the lockbox service entity formed in 2001, in which the Corporation owns a 20% equity interest and Fiserv, Inc. owns an 80% equity interest. These increases were offset by lower compensation levels, business promotion costs, and allocations for product and operations support. Compensation costs were lower than the previous year due to both reductions in staff resulting from the outsourcing of the lockbox operations and lower performance-based pay. Previously the cost of the lockbox operations was primarily included in compensation and employee benefits. The adoption of new accounting requirements in 2002 that eliminates goodwill amortization costs reduced expenses by $1.2 million compared to the second quarter of last year.

Personal Financial Services

PFS net income for the quarter was $65.6 million, 10% higher than the $59.6 million reported a year ago. Noninterest income was $171.6 million in the current quarter compared to $171.3 million in last year's second quarter. The slight improvement was due primarily to higher other noninterest-related revenues, offset by a slight reduction in trust fees, which totaled $153.9 million in the current quarter. The decline in PFS trust fees resulted from the continued weakness in the equity markets partially offset by new business.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 13% to $110.7 million in the current quarter. The improved results reflect a $6.3 million decrease in the provision for credit losses, a 3% increase in average loans concentrated in the mortgage loan portfolio, and an improvement in the net interest margin from 2.99% last year to 3.13% in the current quarter. The higher provision level in 2001 was associated primarily with a bankruptcy filing by a middle market client in this segment.

Noninterest expenses increased to $175.6 million in the current quarter from $172.2 million in last year's second quarter reflecting higher costs associated with processing errors incurred in servicing and managing financial assets and performing banking activities. Compensation and employee benefits were essentially unchanged as the effects of staff growth, merit increases and employee benefits were offset by lower performance-based incentive pay. Occupancy costs were $.9 million or 10% higher as a result of opening new PFS offices and the remodeling of existing locations, while outside services purchased increased $1.0 million to $4.7 million in this year's second quarter. Partially offsetting the above was the adoption of new accounting requirements in 2002 that eliminates goodwill amortization costs, which reduced expenses by $1.4 million, and lower allocations for product and operations support.

Treasury and Other

The Treasury Department is responsible for managing The Northern Trust Company's
(Bank) wholesale funding, capital position and interest rate risk, as well as the investment portfolio. "Other" corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was $5.6 million compared to $5.9 million in the year-ago quarter. Noninterest expenses totaled $7.1 million for the quarter compared to $12.1 million in the year-ago period reflecting lower performance-based incentives and a reduction in stock-related directors compensation resulting from the decline in the price of Northern Trust Corporation common stock during the quarter.

SIX-MONTH EARNINGS HIGHLIGHTS

Net income per common share on a diluted basis was $1.12 for the six-month period ended June 30, 2002, unchanged from the same period last year. Net income was $254.4 million compared to $258.5 million earned last year. The ROE was 18.99% compared to 21.31% last year, while the ROA was 1.37% compared to 1.45% in the previous year. The productivity ratio was 160% compared to 162% last year.

Total revenues, stated on a fully taxable equivalent basis of $1.12 billion, decreased 1% from the 2001 level of $1.13 billion. Trust fees totaled $629.0 million, up 1% from $622.9 million last year. Foreign exchange trading profits totaled $61.2 million, 19% below the $75.4 million in the prior year. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 2% to $59.0 million. The fee portion of these revenues accrued in the period totaled $46.9 million, up 15% from $40.7 million in 2001. Revenues from security commissions and trading income rose 8% to $19.6 million. Other operating income totaled $35.3 million in the period compared with $46.7 million in 2001, which included the $9.2 million nonrecurring gain recorded in the second quarter of last year.

Net interest income, stated on a FTE basis, totaled $324.1 million compared to $322.7 million reported last year. The $10.0 million provision for credit losses was $6.5 million lower than the $16.5 million required in 2001. Net charge-offs totaled $11.3 million and represented .13% of average loans compared to $19.7 million or .22% of average loans in 2001. Noninterest expenses were up 1% and totaled $698.7 million compared to $693.4 million a year ago.

BALANCE SHEET

Total assets at June 30, 2002 were $37.8 billion and averaged $37.1 billion for the second quarter, up 2% from last year's average of $36.3 billion. Loans and leases totaled $18.3 billion at June 30, 2002 and averaged $17.6 billion for the second quarter, each virtually unchanged from the respective periods of 2001. Securities totaled $6.5 billion at June 30, 2002 and averaged $6.6 billion for the quarter, compared to $9.5 billion at June 30, 2001 and $10.3 billion on average in last year's second quarter. Money market assets totaled $7.7 billion at June 30, 2002 and averaged $8.7 billion in the second quarter, up 93% from the year-ago quarter as proceeds from the maturities of short-term federal agency securities were reinvested in time deposits with banks.

Driven by the retention of earnings, offset in part by stock repurchases under Northern Trust's ongoing stock buyback program, common stockholders' equity increased to $2.79 billion at June 30, 2002 and averaged $2.73 billion for the quarter, up 10% from the $2.47 billion average in last year's second quarter. Total stockholders' equity averaged $2.85 billion compared with $2.59 billion in the second quarter of 2001.

During the quarter, the Corporation acquired a total of 773,031 shares of its common stock at a cost of $40.7 million. An additional 3.0 million shares may be purchased after June 30, 2002 under the current stock buyback program.

Northern Trust's risk-based capital ratios remained strong at 10.8% for tier 1 capital and 13.9% for total capital at June 30, 2002. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.9% at June 30, 2002, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at June 30, 2002 were 9.2% for tier 1 capital, 12.3% for total capital and 6.8% for the leverage ratio. Each of Northern Trust's other subsidiary banks had a ratio of 10.8% or higher for tier 1 capital, 11.4% for total risk-based capital, and 7.7% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned
(OREO). Nonperforming assets at June 30, 2002 totaled $110.6 million, compared with $118.7 million at March 31, 2002, $109.5 million at December 31, 2001 and $109.4 million at June 30, 2001. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $109.7 million, or .62% of total domestic loans and leases at June 30, 2002. At March 31, 2002, December 31, 2001 and June 30, 2001, domestic nonaccrual loans and leases totaled $117.9 million, $108.7 million and $107.9 million, respectively. The decrease in the second quarter reflects the partial charge-off, totaling $5.0 million, of two commercial loans where deterioration was deemed to be permanent, and the restoration to accrual status of two commercial real estate credits that were brought fully current by the borrowers.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The increase in loans past due 90 days or more was caused primarily by two commercial clients whose loans have since been brought to current status. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

----------------------------------------------------------------------------------------------------------------------------
(In Millions)                                              June 30,         March 31,        December 31,    June 30,
                                                             2002             2002               2001          2001
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
 Domestic
  Residential Real Estate                                  $  4.7           $  4.9            $  5.0           $  8.0
  Commercial                                                102.9            108.0              99.3             96.9
  Commercial Real Estate                                      1.5              4.7               4.3              2.6
  Personal                                                     .6               .3                .1               .4
----------------------------------------------------------------------------------------------------------------------------
 Total Domestic                                             109.7            117.9             108.7            107.9
 International                                                  -                -                 -                -
----------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                      109.7            117.9             108.7            107.9
Other Real Estate Owned                                        .9               .8                .8              1.5
----------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                 $110.6           $118.7            $109.5           $109.4
----------------------------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)               $ 25.5           $ 16.4            $ 14.5           $ 30.3
----------------------------------------------------------------------------------------------------------------------------

Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings that is determined, through a disciplined credit risk management process, as the amount needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust's loan and lease portfolios and other credit undertakings. The reserve provides for probable losses that have been identified with specific borrower relationships (specific reserve) and for probable losses that are believed to be inherent in the loan and lease portfolios and other credit undertakings but that have not yet been specifically identified (inherent reserve).

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the six months ended June 30, 2002 and June 30, 2001 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at June 30, 2002, March 31, 2002, December 31, 2001 and June 30, 2001.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES

---------------------------------------------------------------------------------------------------------------------------------
                                      June 30, 2002          March 31, 2002       December 31, 2001           June 30, 2001
                                -------------------------------------------------------------------------------------------------
                                            Percent of              Percent of              Percent of              Percent of
                                   Reserve    Loans to     Reserve    Loans to     Reserve    Loans to     Reserve    Loans to
                                    Amount       Total      Amount       Total      Amount       Total      Amount       Total
($ in millions)                                  Loans                   Loans                   Loans                   Loans
---------------------------------------------------------------------------------------------------------------------------------
Specific Reserve                    $ 24.4          - %     $ 24.6          - %     $ 21.1          - %     $ 23.4          - %
---------------------------------------------------------------------------------------------------------------------------------
Allocated Inherent Reserve
   Residential Real Estate            10.9         42         10.4         42          9.7         41         11.0         39
   Commercial                         77.5         24         76.3         26         81.7         27         75.9         28
   Commercial Real Estate             14.8          6         14.3          6         14.8          6         13.8          5
   Personal                            3.8         12          3.7         12          3.8         12          4.0         12
   Other                                 -          5            -          4            -          4            -          5
   Lease Financing                     4.0          7          3.8          7          3.0          7          2.9          6
   International                       2.8          4          4.6          3          5.0          3          4.7          5
---------------------------------------------------------------------------------------------------------------------------------
Total Allocated Inherent Reserve    $113.8        100 %     $113.1        100 %     $118.0        100 %     $112.3        100 %
---------------------------------------------------------------------------------------------------------------------------------
Unallocated Inherent Reserve          22.1          -         22.6          -         22.5          -         24.0          -
---------------------------------------------------------------------------------------------------------------------------------
Total Reserve                       $160.3        100 %     $160.3        100 %     $161.6        100 %     $159.7        100 %
---------------------------------------------------------------------------------------------------------------------------------
Reserve Assigned to:
   Loans and Leases                 $153.3                  $153.3                  $154.3                   $150.4
   Unfunded Commitments
   and Standby, Letters
   of Credit                           7.0                     7.0                     7.3                      9.3
---------------------------------------------------------------------------------------------------------------------------------
Total Reserve                       $160.3                  $160.3                  $161.6                   $159.7
---------------------------------------------------------------------------------------------------------------------------------

Specific Reserve. At June 30, 2002, the specific component of the reserve stood at $24.4 million, compared to $24.6 million at March 31, 2002. The $.2 million reduction in the specific component of the reserve during the quarter reflects the partial charge-off totaling $5.0 million of the two commercial loans mentioned on page 22, offset by the recognition of an additional $4.9 million reserve on Enron Corp. related credit exposure, as well as certain other middle market commercial loans. The charge-offs on the two loans had been previously reserved for in the earlier periods. During the second quarter of 2002, valuation for the unsecured credit to Enron was modified based on more up-to-date market oriented information resulting in the $4.9 million provision.

As commented on in the 2001 Annual Report to Shareholders, Northern Trust reported $47.4 million of nonaccrual commercial credits involving three companies with exposure to asbestos-related claims that had filed for Chapter 11 reorganization. During the first quarter of this year $6.9 million of this exposure was sold, as reported in that quarter's Form 10-Q filing, reducing the amount of exposure to $40.5 million. Specific reserves for these commercial credits were established based on market values provided by debt trading desks of major investment banking firms.

Allocated Inherent Reserve. The allocated inherent portion of the reserve increased by a net $700 thousand during the quarter to $113.8 million at June 30, 2002. The change in this component of the reserve reflects the migration of various loans to lower rated credit categories where higher provision factors are applied, offset in part by the repayment of other higher risk credits, thereby reducing required reserve levels for these credits.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management's review of overall factors affecting the determination of probable losses primarily inherent in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $22.1 million, a decrease of $.5 million from March 31, 2002, reflecting management's judgment that there have been only minor changes in the factors affecting this component of the reserve.

Other Factors. At June 30, 2002, there were no significant changes in concentration of credits that impacted asset quality. The total amount of the two highest risk loan groupings, those rated "7" and "8" (based on Northern Trust's internal rating scale, which closely parallels that of the banking regulators), was $278 million, of which $108.1 million was classified as impaired, up from $267 million at March 31, 2002, when $115.5 million was impaired and up from $149 million at June 30, 2001 when $104.7 million was impaired. The increase from March 31, 2002 reflects the migration of certain loans to lower credit ratings offset in part by the partial charge-off of the two commercial loans discussed earlier and paydowns on other loans. The increase from the prior year primarily reflects lower credit ratings on certain loans, including Enron Corp. related credit exposure, credits affected by asbestos-related exposure and those significantly impacted by the current economic downturn.

Total Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $160.3 million at June 30, 2002, the same level as at March 31, 2002. The reserve assigned to loans and leases as a percentage of total loans and leases was .84% at June 30, 2002, compared to .86% at March 31, 2002.

Provision. The provision for credit losses was $5.0 million during the second quarter of 2002, compared to $11.5 million in the prior year quarter. The provision for the second quarter of 2001 was higher, in part due to a $6.5 million provision related to the sale of $44.5 million in nonperforming loans.

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

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust's financial goals, dividend policy, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, changes in securities market prices, credit quality, planned capital expenditures and technology spending, and the effect of various matters (including changes in accounting standards and interpretations) on Northern Trust's business and results. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

..    The future health of the U.S. and international economies and other economic factors, including consumer confidence in the securities markets, that affect wealth creation, investment and savings patterns, and Northern Trust's interest rate risk exposure and credit risk.

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

..    Regulatory and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

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

                        THIS PAGE INTENTIONALLY LEFT BANK

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.


CONSOLIDATED AVERAGE STATEMENT OF CONDITION                                                            NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                     Second Quarter
                                                   -------------------------------------------------------------------------------
(Interest and rate on a taxable                                     2002                                      2001
equivalent basis)                                  -------------------------------------     -------------------------------------
($ in Millions)                                    Interest        Volume           Rate     Interest        Volume          Rate
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements         $  2.2       $   469.6         1.81%      $  5.1       $   475.0         4.33%
    Time Deposits with Banks                           52.0         8,234.8         2.53         45.9         4,012.0         4.59
    Other Interest-Bearing                               .1            23.8         2.80           .2            24.2         4.11
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Money Market Assets                              54.3         8,728.2         2.49         51.2         4,511.2         4.56
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Securities
    U.S. Government                                     1.1           165.6         2.66          3.1           207.4         5.90
    Obligations of States and Political
      Subdivisions                                     12.0           602.8         7.94          9.8           487.4         8.02
    Federal Agency                                     27.3         5,456.5         2.01        111.0         9,225.9         4.83
    Other                                               5.9           402.2         5.88          6.9           401.4         7.00
    Trading Account                                      .1             9.2         4.38           .3            16.6         6.22
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Securities                                       46.4         6,636.3         2.80        131.1        10,338.7         5.09
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Loans and Leases                                      222.3        17,607.2         5.07        281.7        17,961.4         6.29
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Earning Assets                                 $323.0       $32,971.7         3.93%      $464.0       $32,811.3         5.67%
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Reserve for Credit Losses                                --          (153.3)          --           --          (154.5)         --
Cash and Due from Banks                                  --         1,774.3           --           --         1,474.2          --
Other Assets                                             --         2,493.1           --           --         2,180.7          --
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Assets                                             --       $37,085.8           --           --       $36,311.7          --
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Average Source of Funds
Deposits
    Savings and Money Market                         $ 17.0       $ 6,022.1         1.13%      $ 44.9       $ 5,695.5         3.16%
    Savings Certificates                               16.7         1,930.3         3.47         30.4         2,229.5         5.48
    Other Time                                          2.5           385.7         2.59         19.6         1,519.3         5.19
    Foreign Offices Time                               42.4         9,361.5         1.82         84.1         8,306.9         4.06
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Deposits                                         78.6        17,699.6         1.78        179.0        17,751.2         4.04
Federal Funds Purchased                                20.9         4,914.8         1.71         39.3         3,573.7         4.40
Securities Sold Under Agreements to
  Repurchase                                            5.2         1,230.3         1.69         16.7         1,607.3         4.17
Commercial Paper                                         .6           139.1         1.82          1.4           130.8         4.42
Other Borrowings                                       31.9         2,352.0         5.45         41.3         3,024.1         5.48
Senior Notes                                            7.8           450.0         6.92          8.5           500.0         6.86
Long-Term Debt                                         13.1           766.3         6.82         13.4           779.3         6.86
Debt - Floating Rate Capital Securities                 1.7           267.8         2.56          3.7           267.7         5.54
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Interest-Related Funds                          159.8        27,819.9         2.30        303.3        27,634.1         4.40
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Interest Rate Spread                                     --              --         1.63%          --              --         1.27%
Noninterest-Related Deposits                             --         5,180.5           --           --         4,947.9           --
Other Liabilities                                        --         1,238.1           --           --         1,134.8           --
Stockholders' Equity                                     --         2,847.3           --           --         2,594.9           --
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Total Liabilities and Stockholders' Equity               --       $37,085.8           --           --       $36,311.7           --
---------------------------------------------      --------       ---------         ----     --------       ---------        -----
Net Interest Income/Margin                           $163.2              --         1.99%      $160.7              --         1.96%
---------------------------------------------      --------       ---------         ----     --------       ---------        -----


ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

                                                            Second Quarter 2002/01
                                                      -----------------------------------
                                                          Change Due To
                                                      ----------------------
(In Millions)                                         Volume          Rate        Total
-------------------------------------------------     ------        --------     --------
Earning Assets                                        $ 7.2         $(148.2)     $(141.0)
Interest-Related Funds                                 (7.6)         (135.9)      (143.5)
-------------------------------------------------     ------        --------     --------
Net Interest Income                                   $14.8         $ (12.3)     $   2.5
-------------------------------------------------     ------        --------     --------

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION                                                    NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                    Six Months
                                                           --------------------------------------------------------------
                                                                      2002                              2001
(Interest and rate on a taxable equivalent basis)          ---------------------------      -----------------------------
($ in Millions)                                            Interest   Volume     Rate        Interest   Volume      Rate
--------------------------------------------------------   -------- ----------  ------       -------- ----------   ------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements                $  7.9  $   885.0    1.79%        $ 15.9  $   607.7     5.28%
    Time Deposits with Banks                                 100.7    7,935.5    2.56           93.4    3,888.7     4.84
    Other Interest-Bearing                                      .3       24.1    2.82             .6       24.2     5.42
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Money Market Assets                                    108.9    8,844.6    2.48          109.9    4,520.6     4.91
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Securities
    U.S. Government                                            2.4      161.7    3.02            6.5      208.0     6.28
    Obligations of States and Political Subdivisions          23.0      582.0    7.89           18.9      470.8     8.02
    Federal Agency                                            57.8    5,825.5    2.00          239.4    9,015.7     5.36
    Other                                                     11.9      401.8    5.96           14.3      399.6     7.23
    Trading Account                                             .2        9.7    4.82             .5       15.7     6.14
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Securities                                              95.3    6,980.7    2.75          279.6   10,109.8     5.57
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Loans and Leases                                             445.5   17,640.3    5.09          581.8   17,838.3     6.58
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Earning Assets                                        $649.7  $33,465.6    3.91%        $971.3  $32,468.7     6.03%
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Reserve for Credit Losses                                     -        (153.7)     -            -        (154.2)      -
Cash and Due from Banks                                       -       1,675.8      -            -       1,461.4       -
Other Assets                                                  -       2,396.1      -            -       2,213.9       -
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Assets                                                  -     $37,383.8      -            -     $35,989.8       -
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----

Average Source of Funds
Deposits
    Savings and Money Market Deposits                       $ 36.5  $ 6,115.7    1.20%        $ 99.7  $ 5,658.2     3.55%
    Savings Certificates                                      35.0    1,956.5    3.61           65.1    2,290.1     5.73
    Other Time                                                 5.1      383.7    2.70           37.4    1,406.8     5.36
    Foreign Offices Time                                      84.2    9,266.6    1.83          187.0    8,473.6     4.45
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Deposits                                               160.8   17,722.5    1.83          389.2   17,828.7     4.40
Federal Funds Purchased                                       37.1    4,356.9    1.72           73.3    3,036.0     4.87
Securities Sold Under Agreements to Repurchase                10.6    1,263.0    1.68           40.0    1,666.5     4.84
Commercial Paper                                               1.2      135.6    1.83            3.4      135.4     5.09
Other Borrowings                                              70.7    3,235.2    4.41           92.2    3,245.6     5.73
Senior Notes                                                  15.6      450.0    6.92           17.1      500.0     6.86
Long-Term Debt                                                26.2      766.5    6.82           25.3      732.2     6.91
Floating Rate Capital Securities                               3.4      267.8    2.54            8.1      267.7     6.02
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Interest-Related Funds                                 325.6   28,197.5    2.33          648.6   27,412.1     4.77
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Interest Rate Spread                                          -          -       1.58%          -          -        1.26%
Noninterest-Related Deposits                                  -       5,180.2      -            -       4,849.9       -
Other Liabilities                                             -       1,195.7      -            -       1,184.6       -
Stockholders' Equity                                          -       2,810.4      -            -       2,543.2       -
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Total Liabilities and Stockholders' Equity                    -     $37,383.8      -            -     $35,989.8       -
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----
Net Interest Income/Margin                                  $324.1       -       1.95%        $322.7          -     2.00%
--------------------------------------------------------   -------  ---------   -----         ------  ---------     ----


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                             Six Months 2002/01
                                       -----------------------------
                                        Change Due To
                                       -----------------
(In Millions)                          Volume      Rate        Total
---------------------------------      ------    -------     -------
Earning Assets                          $24.6    $(346.2)    $(321.6)
Interest-Related Funds                   (2.6)    (320.4)     (323.0)
---------------------------------       -----    -------     -------
Net Interest Income                     $27.2    $ (25.8)    $   1.4
---------------------------------       -----    -------     -------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 25 of this document.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------

         (10)     Material Contracts

                  (i)  Northern Trust Corporation (2002) Annual Performance Plan

         (99)     Additional Exhibits

                  (i)  Certification of CEO and CFO Pursuant to 18 U.S.C.
                       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K
         -------------------

         In a report on Form 8-K filed April 15, 2002, Northern Trust Corporation incorporated in Item 5 its April 15, 2002 press release, reporting on its earnings for the first quarter of 2002. The press release, with summary financial information, was filed pursuant to
         Item 7.

         In a report on Form 8-K filed on April 19, 2002, Northern Trust Corporation reported under Item 4, "Changes in Registrant's Certifying Accountant" that its Board of Directors selected KPMG LLP as Northern Trust's independent public accountants for 2002. Attached as an exhibit to the Form 8-K was the Corporation's press release dated April
         16, 2002.

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

                                                     NORTHERN TRUST CORPORATION
                                                     --------------------------
                                                             (Registrant)



Date:  August 13, 2002              By:  Perry R. Pero
                                         -------------
                                         Perry R. Pero
                                         Vice Chairman
                                         and Chief Financial Officer

Date:  August 13, 2002              By:  Harry W. Short
                                         --------------
                                         Harry W. Short
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. You may obtain copies of these exhibits from the SEC's site on the worldwide web at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit
Number        Description
------        -----------

(10)          Material Contracts

              (i) Northern Trust Corporation (2002) Annual Performance Plan

(99)          Additional Exhibits

              (i)    Certification of CEO and CFO Pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.