Form 10-Q
period 2002-09-30
NORTHERN TRUST CORP
filed 2002-11-04
CIK 73124

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

                For the Quarterly Period Ended September 30, 2002

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

                    220,923,315 Shares - $1.66 2/3 Par Value
           (Shares of Common Stock Outstanding on September 30, 2002)

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET                           NORTHERN TRUST CORPORATION

                                                                                           September 30  December 31   September 30
                                                                                           ------------  -----------   ------------
($ In Millions Except Share Information)                                                           2002         2001           2001
------------------------------------------------------------------------------------       ------------  -----------   ------------
Assets
Cash and Due from Banks                                                                    $    1,951.9  $   2,592.3   $    1,685.6
Federal Funds Sold and Securities Purchased under Agreements to Resell                          1,535.2      3,565.1        1,574.2
Time Deposits with Banks                                                                        7,316.8      6,955.9        4,542.5
Other Interest-Bearing                                                                             23.0         25.0           23.8
Securities
  Available for Sale                                                                            7,307.4      5,648.6        5,362.1
  Held to Maturity (Fair value - $861.2 at September 2002, $673.1 at
  December 2001, $659.7 at September 2001)                                                        820.2        663.6          641.0
  Trading Account                                                                                  11.2         18.9           13.7
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Securities                                                                                8,138.8      6,331.1        6,016.8
------------------------------------------------------------------------------------       ------------  -----------   ------------
Loans and Leases
  Commercial and Other                                                                         10,159.4     10,552.0       11,423.0
  Residential Mortgages                                                                         7,765.2      7,427.9        7,332.4
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Loans and Leases (Net of unearned income - $406.2 at September 2002,
$427.3 at December 2001, $428.9 at September 2001)                                             17,924.6     17,979.9       18,755.4
------------------------------------------------------------------------------------       ------------  -----------   ------------
Reserve for Credit Losses Assigned to Loans and Leases                                           (160.3)      (154.3)        (150.9)
Buildings and Equipment                                                                           506.8        488.7          484.6
Customers' Acceptance Liability                                                                     4.7          9.7           21.2
Trust Security Settlement Receivables                                                             762.5        571.4          709.9
Other Assets                                                                                    1,666.5      1,307.0        1,468.5
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Assets                                                                               $   39,670.5  $  39,671.8   $   35,131.6
------------------------------------------------------------------------------------       ------------  -----------   ------------
Liabilities
Deposits
  Demand and Other Noninterest-Bearing                                                     $    4,972.8  $   6,237.4   $    4,379.9
  Savings and Money Market                                                                      6,770.1      6,808.5        6,168.9
  Savings Certificates                                                                          1,867.8      2,024.4        2,139.8
  Other Time                                                                                      348.7        404.6          756.3
  Foreign Offices - Demand                                                                        921.6        872.7          908.8
                  - Time                                                                        9,492.1      8,671.7        8,434.8
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Deposits                                                                                 24,373.1     25,019.3       22,788.5
Federal Funds Purchased                                                                         3,163.4        815.5        1,340.0
Securities Sold Under Agreements to Repurchase                                                  1,200.6      1,407.4        1,017.1
Commercial Paper                                                                                  143.3        137.7          139.0
Other Borrowings                                                                                4,841.9      6,841.2        4,257.5
Senior Notes                                                                                      450.0        450.0          450.0
Long-Term Debt                                                                                    766.0        766.8          767.0
Debt - Floating Rate Capital Securities                                                           267.8        267.7          267.7
Liability on Acceptances                                                                            4.7          9.7           21.2
Other Liabilities                                                                               1,514.6      1,183.0        1,357.8
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Liabilities                                                                              36,725.4     36,898.3       32,405.8
------------------------------------------------------------------------------------       ------------  -----------   ------------
Stockholders' Equity
Preferred Stock                                                                                   120.0        120.0          120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at September 2002,
  December 2001, and September 2001; Outstanding 220,923,315 at September 2002,
  221,647,260 at December 2001 and 222,114,864 at September 2001                                  379.8        379.8          379.8
Capital Surplus                                                                                       -            -              -
Retained Earnings                                                                               2,721.0      2,520.1        2,462.7
Accumulated Other Comprehensive Income                                                              7.3         (2.4)          (7.9)
Common Stock Issuable - Stock Incentive Plans                                                     122.5        147.6          150.0
Deferred Compensation                                                                             (46.2)       (58.1)         (71.5)
Treasury Stock - (at cost, 6,998,209 shares at September 2002, 6,274,264 shares at
  December 2001, and 5,806,660 shares at September 2001)                                         (359.3)      (333.5)        (307.3)
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Stockholders' Equity                                                                      2,945.1      2,773.5        2,725.8
------------------------------------------------------------------------------------       ------------  -----------   ------------
Total Liabilities and Stockholders' Equity                                                 $   39,670.5  $  39,671.8   $   35,131.6
------------------------------------------------------------------------------------       ------------  -----------   ------------

CONSOLIDATED STATEMENT OF INCOME                      NORTHERN TRUST CORPORATION

                                                                        Third Quarter                       Nine Months
                                                                     Ended September 30                  Ended September 30
                                                              ---------------------------------   ---------------------------------
($ In Millions Except Per Share Information)                             2002              2001              2002              2001
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Noninterest Income
      Trust Fees                                              $         298.0   $         311.1   $         940.1   $         947.8
      Foreign Exchang Trading Profits                                    26.3              37.2              87.5             112.6
      Treasury Management Fees                                           23.9              21.5              71.9              63.5
      Security Commissions and Trading Income                            11.6               8.1              31.2              26.2
      Other Operating Income                                             10.6              20.0              47.0              67.7
      Investment Security Gains                                            .1                 -                .2                 -
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Total Noninterest Income                                                370.5             397.9           1,177.9           1,217.8
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Net Interest Income
      Interest Income                                                   308.1             396.1             934.2           1,339.2
      Interest Expense                                                  158.2             247.1             483.8             895.7
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Net Interest Income                                                     149.9             149.0             450.4             443.5
Provision for Credit Losses                                              20.0               5.0              30.0              21.5
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Net Interest Income after Provision for Credit Losses                   129.9             144.0             420.4             422.0
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Noninterest Expenses
      Compensation                                                      169.9             174.1             499.9             520.1
      Employee Benefits                                                  34.1              30.1             103.4              95.4
      Occupancy Expense                                                  28.3              25.8              80.3              75.8
      Equipment Expense                                                  22.6              20.8              68.0              63.6
      Other Operating Expenses                                          102.3             100.9             319.6             306.3
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Total Noninterest Expenses                                              357.2             351.7           1,071.2           1,061.2
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Income before Income Taxes                                              143.2             190.2             527.1             578.6
Provision for Income Taxes                                               46.8              63.6             176.3             193.5
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Net Income                                                    $          96.4   $         126.6   $         350.8   $         385.1
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Net Income Applicable to Common Stock                         $          95.8   $         125.7   $         349.1   $         381.7
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Net Income Per Common Share - Basic                           $           .44   $           .57   $          1.58   $          1.72
                            - Diluted                                     .43               .55              1.54              1.66
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------
Average Number of Common Shares Outstanding - Basic               220,431,828       221,453,555       220,715,302       221,573,897
                                            - Diluted             225,098,182       228,778,525       226,383,081       229,357,126
----------------------------------------------------------    ---------------   ---------------   ---------------   ---------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME       NORTHERN TRUST CORPORATION

                                                                                              Third Quarter         Nine Months
                                                                                           Ended September 30    Ended September 30
                                                                                          --------------------   ------------------
(In Millions)                                                                                  2002       2001      2002       2001
--------------------------------------------------------------------------------------    ---------   --------   -------   --------
Net Income                                                                                $    96.4   $  126.6   $ 350.8   $  385.1
  Other Comprehensive Income (net of tax)
     Unrealized Gains (Losses) on Securities Available for Sale:
        Unrealized Holding Gains Losses) Arising during the Period                              3.2        1.2       5.1        3.0
        Less: Reclassification Adjustments for Gains Included in Net Income                       -          -       (.1)         -
     Unrealized Gains (Losses) on Cash Flow Hedge Designations:
        Cumulative-Effect of Adopting SFAS No. 133                                                -          -         -        (.2)
        Unrealized Gains (Losses) Arising During the Period                                     2.1        4.0       8.1        1.1
        Less:  Reclassification Adjustments of (Gains) Losses Included in Net Income           (1.6)        .1      (3.3)       1.4
     Foreign Currency Translation Adjustments                                                   (.2)         -       (.1)         -
--------------------------------------------------------------------------------------    ---------   --------   -------   --------
Other Comprehensive Income                                                                      3.5        5.3       9.7        5.3
--------------------------------------------------------------------------------------    ---------   --------   -------   --------
Comprehensive Income                                                                      $    99.9   $  131.9   $ 360.5   $  390.4
--------------------------------------------------------------------------------------    ---------   --------   -------   --------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           NORTHERN TRUST CORPORATION

                                                                                            Nine Months
                                                                                        Ended September 30
                                                                                  ----------------------------
(In Millions)                                                                           2002            2001
--------------------------------------------------------------------------------  -----------      -----------
Preferred Stock
Balance at January 1 and September 30                                              $   120.0       $    120.0
--------------------------------------------------------------------------------   ----------      -----------
Common Stock
Balance at January 1 and September 30                                                  379.8            379.8
--------------------------------------------------------------------------------   ----------      -----------
Retained Earnings
Balance at January 1                                                                 2,520.1          2,200.0
Net Income                                                                             350.8            385.1
Dividends Declared - Common Stock                                                     (112.9)          (103.4)
Dividends Declared - Preferred Stock                                                    (1.6)            (3.2)
Stock Issued - Incentive Plan and Awards                                               (35.4)           (15.8)
--------------------------------------------------------------------------------   ----------      -----------
Balance at September 30                                                              2,721.0          2,462.7
--------------------------------------------------------------------------------   ----------      -----------
Accumulated Other Comprehensive Income
Balance at January 1                                                                    (2.4)           (13.2)
Other Comprehensive Income                                                               9.7              5.3
--------------------------------------------------------------------------------   ----------      -----------
Balance at September 30                                                                  7.3             (7.9)
--------------------------------------------------------------------------------   ----------      -----------
Common Stock Issuable - Stock Incentive Plans
Balance at January 1                                                                   147.6            110.2
Stock Issuable, net of Stock Issued                                                    (25.1)            39.8
--------------------------------------------------------------------------------   ----------      -----------
Balance at September 30                                                                122.5            150.0
--------------------------------------------------------------------------------   ----------      -----------
Deferred Compensation
Balance at January 1                                                                   (58.1)           (57.9)
Compensation Deferred                                                                   (6.3)           (36.5)
Compensation Amortized                                                                  18.2             22.9
--------------------------------------------------------------------------------   ----------      -----------
Balance at September 30                                                                (46.2)           (71.5)
--------------------------------------------------------------------------------   ----------      -----------
Treasury Stock
Balance at January 1                                                                  (333.5)          (276.7)
Stock Options and Awards                                                               104.3             80.9
Stock Purchased                                                                       (130.1)          (111.5)
--------------------------------------------------------------------------------   ----------      -----------
Balance at September 30                                                               (359.3)          (307.3)
--------------------------------------------------------------------------------   ----------      -----------
Total Stockholders' Equity at September 30                                         $ 2,945.1       $  2,725.8
--------------------------------------------------------------------------------   ----------      -----------

CONSOLIDATED STATEMENT OF CASH FLOWS                 NORTHERN TRUST CORPORATION

                                                                                                              Nine Months
                                                                                                          Ended September 30
                                                                                                      --------------------------
(In Millions)                                                                                             2002            2001
----------------------------------------------------------------------------------------------------  ---------      -----------
Cash Flows from Operating Activities:
Net Income                                                                                            $   350.8      $    385.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
   Provision for Credit Losses                                                                             30.0            21.5
   Depreciation on Buildings and Equipment                                                                 64.2            58.6
   (Increase) Decrease in Interest Receivable                                                              (7.3)           43.6
   Decrease in Interest Payable                                                                            (7.2)          (10.6)
   Amortization and Accretion of Securities and Unearned Income                                           (79.9)         (115.3)
   Amortization of Computer Software                                                                       56.5            56.1
   Amortization of Goodwill and Other Intangibles                                                           4.9            12.4
   Net (Increase) Decrease in Trading Account Securities                                                    7.7             (.3)
   Other Noncash, net                                                                                      22.9           110.9
----------------------------------------------------------------------------------------------------  ----------     -----------
   Net Cash Provided by Operating Activities                                                              442.6           562.0
----------------------------------------------------------------------------------------------------  ----------     -----------
Cash Flows from Investing Activities
   Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell    2,029.9        (1,024.4)
   Net (Increase) Decrease in Time Deposits with Banks                                                   (360.9)          651.3
   Net Decrease in Other Interest-Bearing Assets                                                            2.0            97.5
   Purchases of Securities-Held to Maturity                                                              (180.1)         (113.0)
   Proceeds from Maturity and Redemption of Securities-Held to Maturity                                    36.6            83.5
   Purchases of Securities-Available for Sale                                                         (24,227.2)      (54,773.3)
   Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale                        22,635.5        56,244.7
   Net (Increase) Decrease in Loans and Leases                                                             51.0          (701.7)
   Purchases of Buildings and Equipment                                                                   (82.3)          (95.1)
   Purchases and Development of Computer Software                                                         (95.5)         (108.4)
   Net Increase in Trust Security Settlement Receivables                                                 (191.1)          (94.7)
   Decrease in Cash Due to Acquisitions                                                                       -            (1.5)
   Other, net                                                                                               3.0            22.3
----------------------------------------------------------------------------------------------------  ----------     -----------
   Net Cash Provided by (Used in) Investing Activities                                                   (379.1)          187.2
----------------------------------------------------------------------------------------------------  ----------     -----------
Cash Flows from Financing Activities:
   Net Decrease in Deposits                                                                              (646.2)          (39.4)
   Net Increase (Decrease) in Federal Funds Purchased                                                   2,347.9        (2,275.0)
   Net Decrease in Securities Sold under Agreements to Repurchase                                        (206.8)         (560.0)
   Net Increase (Decrease) in Commercial Paper                                                              5.6            (3.4)
   Net Increase (Decrease) in Short-Term Other Borrowings                                              (1,757.3)        1,585.0
   Proceeds from Term Federal Funds Purchased                                                           4,192.0         3,494.4
   Repayments of Term Federal Funds Purchased                                                          (4,434.0)       (3,451.4)
   Proceeds from Senior Notes & Long-Term Debt                                                                -           154.5
   Repayments of Senior Notes & Long-Term Debt                                                              (.8)          (75.6)
   Treasury Stock Purchased                                                                              (127.2)         (108.2)
   Net Proceeds from Stock Options                                                                         18.3            14.4
   Cash Dividends Paid on Common and Preferred Stock                                                     (114.6)         (107.0)
   Other, net                                                                                              19.2            20.3
----------------------------------------------------------------------------------------------------  ----------     -----------
   Net Cash Used in Financing Activities                                                                 (703.9)       (1,351.4)
----------------------------------------------------------------------------------------------------  ----------     -----------
   Decrease in Cash and Due from Banks                                                                   (640.4)         (602.2)
   Cash and Due from Banks at Beginning of Year                                                         2,592.3         2,287.8
----------------------------------------------------------------------------------------------------  ----------     -----------
Cash and Due from Banks at End of Period                                                              $ 1,951.9      $  1,685.6
----------------------------------------------------------------------------------------------------  ----------     -----------
Schedule of Noncash Investing Activities:
   Transfer of Securities from Held to Maturity to Available for Sale                                 $       -      $    167.1
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                                                                      $   490.9      $    906.3
   Income Taxes Paid                                                                                       48.7            28.2
----------------------------------------------------------------------------------------------------  ----------     -----------

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 2002 and 2001 have not been audited by the Corporation's independent public accountants. In the opinion of management, all accounting entries and adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such entries and adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements. For a description of Northern Trust's significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

-----------------------------------------------------------------------------------------------------------------------
                                         September 30, 2002           December 31, 2001            September 30, 2001
                                      ---------------------------------------------------------------------------------
                                          Book         Fair            Book         Fair             Book         Fair
(In Millions)                            Value        Value           Value        Value            Value        Value
-----------------------------------------------------------------------------------------------------------------------
Held to Maturity
    U.S. Government                    $      -     $      -        $      -    $      -         $      -     $      -
    Obligations of States and
        Political Subdivisions            676.3        721.8           528.9       542.9            504.1        527.4
    Federal Agency                          4.5          4.4             4.9         4.9              5.2          5.3
    Other                                 139.4        135.0           129.8       125.3            131.7        127.0
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                  820.2        861.2           663.6       673.1            641.0        659.7
-----------------------------------------------------------------------------------------------------------------------
Available for Sale
    U.S. Government                       155.8        155.8           158.9       158.9            160.4        160.4
    Obligations of States and
        Political Subdivisions             33.3         33.3            30.0        30.0             17.0         17.0
    Federal Agency                      6,552.6      6,552.6         5,188.9     5,188.9          4,899.3      4,899.3
    Preferred Stock                        80.8         80.8            82.9        82.9             99.3         99.3
    Other                                 484.9        484.9           187.9       187.9            186.1        186.1
-----------------------------------------------------------------------------------------------------------------------
Subtotal                                7,307.4      7,307.4         5,648.6     5,648.6          5,362.1      5,362.1
-----------------------------------------------------------------------------------------------------------------------
Trading Account                            11.2         11.2            18.9        18.9             13.7         13.7
-----------------------------------------------------------------------------------------------------------------------
Total Securities                       $8,138.8     $8,179.8        $6,331.1    $6,340.6         $6,016.8     $6,035.5
-----------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Reconciliation of Book Values to Fair Values of
Securities Held to Maturity                                                     September 30, 2002
------------------------------------------------------------------------------------------------------------------------
                                                                                  Gross Unrealized
                                                                    Book      ------------------------            Fair
(In Millions)                                                      Value         Gains         Losses            Value
------------------------------------------------------------------------------------------------------------------------
U.S. Government                                                  $      -      $     -         $    -          $      -
Obligations of States and Political Subdivisions                    676.3         45.5              -             721.8
Federal Agency                                                        4.5           .2             .3               4.4
Other                                                               139.4           .2            4.6             135.0
------------------------------------------------------------------------------------------------------------------------
Total                                                            $  820.2      $  45.9         $  4.9          $  861.2
------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Reconciliation of Amortized Cost to Fair Values of
Securities Available for Sale                                                   September 30, 2002
------------------------------------------------------------------------------------------------------------------------
                                                                                  Gross Unrealized
                                                                 Amortized    ------------------------             Fair
(In Millions)                                                       Cost         Gains         Losses             Value
------------------------------------------------------------------------------------------------------------------------
U.S. Government                                                  $  155.3      $    .5         $    -          $  155.8
Obligations of States and Political Subdivisions                     30.7          2.6              -              33.3
Federal Agency                                                    6,534.8         17.8              -           6,552.6
Preferred Stock                                                      80.8                           -              80.8
Other                                                               484.3           .6              -             484.9
------------------------------------------------------------------------------------------------------------------------
Total                                                            $7,285.9      $  21.5         $    -          $7,307.4
------------------------------------------------------------------------------------------------------------------------

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.6 billion on September 30, 2002, $10.5 billion on December 31, 2001 and $9.6 billion on September 30, 2001. Included in the September 30, 2002 pledged assets were securities available for sale of $923.3 million, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2002, December 31, 2001 and September 30, 2001 was $323.3 million, $1.6 billion and $1.0 billion, respectively. The fair value of repledged collateral as of September 30, 2002, December 31, 2001 and September 30, 2001 was $215.6 million, $1.2 billion and $257.1 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

4. Contingent Liabilities - Standby letters of credit outstanding were $2.6 billion on September 30, 2002, $2.5 billion on December 31, 2001 and $2.4 billion on September 30, 2001.

Because of the nature of its activities, Northern Trust is subject to pending and threatened legal actions that arise in the normal course of business. Management cannot estimate the specific possible loss or range of loss that may result from these proceedings since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs' ultimate damage claims. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Corporation or any of its subsidiaries is a party, including the matters described below, will have a material effect, either individually or in the aggregate, on the Corporation's consolidated financial position or results of operations.

One subsidiary of the Corporation has been named as a defendant in several Enron Corp.-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank), in its capacity as the former trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The actions make claims, inter alia, for breach of fiduciary duty to the plan participants, and seek equitable relief and monetary damages in an unspecified amount against the defendants. The Corporation and the defendant company intend to defend these actions vigorously. In addition, the U.S. Department of Labor is conducting an investigation of the individuals and entities connected with Enron Corp.'s ERISA plans, including, as to the Corporation, the Bank and Northern Trust Retirement Consulting, L.L.C. Based upon the information developed to date and recognizing that the outcome of complex litigation and related matters is uncertain, management believes that these matters will be resolved without material impact on the Corporation's consolidated financial position or results of operations.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

---------------------------------------------------------------------------------------------------------------------
 (In Millions)                            September 30, 2002         December 31, 2001            September 30, 2001
---------------------------------------------------------------------------------------------------------------------
Domestic
   Residential Real Estate                         $ 7,765.2                 $ 7,427.9                     $ 7,332.4
   Commercial                                        4,200.3                   4,741.6                       4,898.8
   Broker                                               28.7                      11.8                          72.1
   Commercial Real Estate                            1,148.1                   1,025.6                       1,006.9
   Personal                                          2,362.4                   2,208.8                       2,120.0
   Other                                               845.3                     768.6                       1,088.1
   Lease Financing                                   1,254.4                   1,202.6                       1,186.6
---------------------------------------------------------------------------------------------------------------------
Total Domestic                                      17,604.4                  17,386.9                      17,704.9
International                                          320.2                     593.0                       1,050.5
---------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                             $17,924.6                 $17,979.9                     $18,755.4
---------------------------------------------------------------------------------------------------------------------

At September 30, 2002, other domestic and international loans included $850.9 million of overnight trust-related advances, primarily in connection with next day security settlements, compared with $812.0 million at December 31, 2001 and $1.4 billion at September 30, 2001.

At September 30, 2002, nonperforming loans and leases totaled $106.5 million. Included in this amount were loans with a recorded investment of $104.4 million (net of $25.4 million in charge-offs) which were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $12.7 million (net of $15.2 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $91.7 million (net of $10.2 million in charge-offs) had an allocated reserve of $21.8 million. For the third quarter of 2002, the total recorded investment in impaired loans averaged $106.0 million. There was $15 thousand of interest income recorded on impaired loans for the quarter ended September 30, 2002.

At September 30, 2001, nonperforming loans and leases totaled $114.2 million and included $112.8 million (net of $22.1 million in charge-offs) of impaired loans. Of these impaired loans, $25.3 million (net of $8.9 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $87.5 million (net of $13.2 million in charge-offs) had an allocated reserve of $20.1 million. Total recorded investment in impaired loans for the third quarter of 2001 averaged $107.2 million with $66 thousand of interest income recognized on such loans. The $12.6 million net decrease from September 30, 2001 to September 30, 2002 in impaired loans where no reserve has been assigned was caused primarily by the sale of one large commercial loan during the fourth quarter of 2001.

At September 30, 2002, residential real estate loans totaling $20.6 million were held for sale and were included in other assets in the consolidated balance sheet.

Loan commitments for residential real estate loans, which when funded will be held for sale, are carried at fair value while all other loan commitments are carried at the amount of unamortized fees. At September 30, 2002, legally binding commitments to extend credit totaled $15.7 billion, compared to $16.4 billion at December 31, 2001 and $15.9 billion at September 30, 2001.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months
                                                                                      Ended September 30
------------------------------------------------------------------------------------------------------------
(In Millions)                                                                      2002           2001
------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                   $ 161.6        $ 162.9
Charge-Offs                                                                        (25.4)         (27.3)
Recoveries                                                                           2.2            1.0
------------------------------------------------------------------------------------------- ----------------
Net Charge-Offs                                                                    (23.2)         (26.3)
Provision for Credit Losses                                                         30.0           21.5
------------------------------------------------------------------------------------------- ----------------
Balance at End of Period                                                         $ 168.4        $ 158.1
------------------------------------------------------------------------------------------- ----------------
Reserve for Credit Losses Assigned to:
  Loans and Leases                                                               $ 160.3        $ 150.9
  Unfunded Commitments, Standby Letters of Credit and Derivatives                    8.1            7.2
------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                         $ 168.4        $ 158.1
------------------------------------------------------------------------------------------------------------

In the second quarter of 2002, Northern Trust began to record the reserve for unfunded commercial loan commitments, standby letters of credit and derivatives in a liability account included in other liabilities on the consolidated balance sheet. Previously, this portion of the reserve was included in the reserve for credit losses and shown as a contra-asset on the consolidated balance sheet. Prior period amounts have been reclassified.

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

------------------------------------------------------------------------------------------------------------------------
                                                    Third Quarter Ended September 30    Nine Months Ended September 30
------------------------------------------------------------------------------------------------------------------------
($ In Millions Except Per Share Information)            2002             2001               2002              2001
------------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Common Share
Reported Net Income                                 $       96.4     $      126.6       $      350.8      $      385.1
Less: Dividends on Preferred Stock                           (.6)             (.9)              (1.7)             (3.4)
Add Back:  Goodwill Amortization, After Tax                    -              1.8                  -               6.0
------------------------------------------------------------------------------------------------------------------------
Adjusted Net Income Applicable to Common Stock      $       95.8     $      127.5       $      349.1      $      387.7
Average Number of Common Shares Outstanding          220,431,828      221,453,555        220,715,302       221,573,897
Reported Basic Net Income Per Common Share          $        .44     $        .57       $       1.58              1.72
Goodwill Amortization, After Tax                               -              .01                  -               .03
Adjusted Basic Net Income Per Common Share          $        .44     $        .58       $       1.58      $       1.75
------------------------------------------------------------------------------------------------------------------------
Diluted Net Income Per Common Share
Reported Net Income Applicable to Common Stock      $       95.8     $      125.7       $      349.1      $      381.7
Add Back: Goodwill Amortization, After Tax                     -              1.8                  -               6.0
Adjusted Net Income Applicable to Common Stock      $       95.8     $      127.5       $      349.1      $      387.7
Average Number of Common Shares Outstanding          220,431,828      221,453,555        220,715,302       221,573,897
Plus Dilutive Potential Common Shares:
    Stock Options                                      2,523,771        5,042,620          3,647,653         5,559,619
    Stock Incentive Plans*                             2,142,583        2,282,350          2,020,126         2,223,610
------------------------------------------------------------------------------------------------------------------------
Average Common and Potential Common Shares           225,098,182      228,778,525        226,383,081       229,357,126
Reported Diluted Net Income Per Common Share        $        .43     $        .55       $       1.54      $       1.66
Goodwill Amortization, After Tax                               -              .01                  -               .03
Adjusted Diluted Net Income Per Common Share        $        .43     $        .56       $       1.54      $       1.69
------------------------------------------------------------------------------------------------------------------------

* Includes Dilutive Potential Common Shares related to restricted stock issued in connection with an acquisition subject to performance and vesting requirements and to stock and stock unit awards subject to vesting requirements. Refer to Footnote 25, Stock-Based Compensation Plans, on pages 85 and 86 of the Corporation's 2001 Annual Report to Shareholders.

8.  Accumulated Other Comprehensive Income (Net of Tax)

-------------------------------------------------------------------------------------------------------------------------
                                                      For the Nine Months Ended September 30, 2002
-------------------------------------------------------------------------------------------------------------------------
                                Unrealized Gains                                            Foreign        Accumulated
                                  (Losses) on       Minimum         Gains (Losses)          Currency         Other
                                 Securities         Pension          On Cash Flow         Translation    Comprehensive
(In Millions)                 Available For Sale   Liability      Hedge Designations      Adjustments        Income
-------------------------------------------------------------------------------------------------------------------------
Beginning Balance                    $(.1)         $ (3.6)              $1.5                 $(.2)            $ (2.4)
Current-Period Change                 5.0               -                4.8                  (.1)               9.7
-------------------------------------------------------------------------------------------------------------------------
Ending Balance                       $4.9          $ (3.6)              $6.3                 $(.3)            $  7.3
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                      For the Nine Months Ended September 30, 2001
-------------------------------------------------------------------------------------------------------------------------
                                Unrealized Gains                                            Foreign        Accumulated
                                  (Losses) on       Minimum         Gains (Losses)          Currency         Other
                                 Securities         Pension          On Cash Flow         Translation    Comprehensive
(In Millions)                 Available For Sale   Liability       Hedge Designations     Adjustments        Income
------------------------------------------------------------------------------------------------------------------------
Beginning Balance                    $(.9)         $(12.3)              $  -                 $  -             $(13.2)
Cumulative-effect of
  Adopting SFAS No.133                  -               -                (.2)                   -                (.2)
Current-Period Change                 3.0               -                2.5                    -                5.5
-------------------------------------------------------------------------------------------------------------------------
Ending Balance                       $2.1          $(12.3)              $2.3                 $  -             $ (7.9)
-------------------------------------------------------------------------------------------------------------------------

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. Northern Trust has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its stock-based compensation under SFAS No. 123. A description of Northern Trust's stock-based compensation is presented in greater detail on pages 85 through 87 of the 2001 Annual Report to Shareholders.

10. Accounting Standards Pronouncements - The following accounting standards were adopted by Northern Trust in 2002.

Emerging Issues Task Force (EITF) 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Beginning in the third quarter 2002, Northern Trust adopted EITF 01-14, which requires that client-reimbursed out-of-pocket expenses be recorded as gross revenue and expense. These reimbursements were previously reported as a reduction of expense. This change, which has no impact on net income, increased trust fees, treasury management and other revenues with an offsetting increase in operating expenses, and totaled $7.4 million and $22.7 million for the third quarter and nine months of 2002, respectively, compared with $8.1 million and $24.2 million for the same periods of 2001. Prior period amounts have been reclassified.

SFAS No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion No. 17, "Intangible Assets" and addresses the accounting for goodwill and other intangible assets. As required, Northern Trust applied the provisions of this Statement effective January 1, 2002 to all goodwill and other intangible assets reflected in the consolidated financial statements at that date.

   Goodwill - The Statement discontinues amortization of goodwill over its estimated useful life and requires a transitional impairment test of goodwill as of January 1, 2002. An annual impairment test of goodwill is also required in the year of adoption and in subsequent years. Impairment losses for goodwill that arise due to the initial application of this Statement, resulting from the transitional impairment test, are to be reported as a change in an accounting principle and any subsequent impairment losses are required to be reported as operating expenses. Management completed the initial goodwill impairment test as of January 1, 2002 and determined that no transitional impairment charge was necessary. Goodwill at both January 1, 2002 and September 30, 2002 totaled $90.1 million. Application of the nonamortization provisions of the Statement will reduce noninterest expense by approximately $10.0 million annually, resulting in an increase in net income of approximately $8.0 million in 2002 compared to 2001. Goodwill amortization in the first nine months of 2001 totaled $7.4 million or $6.0 million after taxes.

   Intangible Assets Subject to Amortization - Other separately identifiable acquired intangible assets will continue to be amortized over their estimated useful life. At September 30, 2002, acquired intangible assets had a book value of $30.2 million, which was net of accumulated amortization on these assets of $57.5 million. Amortization for the first nine months of the year amounted to $4.9 million. Amortization expense for the years ended 2002, 2003, 2004, 2005 and 2006 is estimated to be $6.7 million, $6.6 million, $6.6 million, $5.5 million and $5.1 million, respectively.

11. RemitStream Investment - Northern Trust accounts for its 20% equity interest in RemitStream Solutions LLC (RemitStream) using the equity method of accounting.

12. Business Combinations - On September 27, 2002, the Bank signed a definitive agreement for the purchase of Deutsche Bank AG's global passive equity, enhanced equity and passive fixed income businesses. The transaction is expected to close within three to six months, subject to regulatory approval and other closing conditions. The purchase price is based on the total value of revenues represented by managed assets transferred. Based on assets under management as of June 30, 2002 of $120 billion, the purchase price would be approximately $260 million, subject to adjustments.

13. Business Segments - The tables on page 19, reflecting the earnings contribution of Northern Trust's business segments for the third quarter and nine months ended September 30, 2002, are incorporated by reference.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $.43 for the third quarter, a decrease of 22% from $.55 earned in the year-ago quarter. Net income totaled $96.4 million, compared to $126.6 million reported for the third quarter of last year. This earnings performance produced an annualized return on average common equity (ROE) of 13.69% versus 19.63% reported for the comparable quarter last year, and an annualized return on average assets (ROA) of 1.05% versus 1.43% in 2001. The current quarter's results include a $15.0 million investment write-off ($.04 per common share) of an equity investment in myCFO, Inc. and a $20.0 million provision for credit losses compared to $5.0 million in last year's third quarter. The business environment during the quarter remained very challenging given the significant and persistent weakness in equity markets which has continued to adversely influence earnings performance. In this difficult environment, Northern Trust continued to closely manage expenses, which were up just 2% compared to last year's third quarter. Revenues, which included the investment write-off, were down 5% from last year resulting in a productivity ratio of 149%.

Noninterest Income

Noninterest income totaled $370.5 million for the quarter compared to $397.9 million last year, and accounted for 70% of total taxable equivalent revenue. Trust fees were $298.0 million in the quarter, down 4% compared to $311.1 million in the third quarter of last year and represented 56% of total taxable equivalent revenue. The decline in trust fees resulted primarily from weak equity markets and was partially offset by new business. Trust assets under administration totaled $1.44 trillion, a decrease of 8% since September 2001, and trust assets under the management of Northern Trust fell 7% to $293.2 billion.

--------------------------------------------------------------------------------------------------------------------
Consolidated Trust Assets Under Administration        September 30,     June 30,      December 31,     September 30,
(In Billions)                                             2002            2002            2001             2001
--------------------------------------------------------------------------------------------------------------------
Corporate & Institutional                                $  207.4       $  224.8*      $  225.9*        $  226.3*
Personal                                                     85.8           91.8           94.0             89.8
--------------------------------------------------------------------------------------------------------------------
    Total Managed Trust Assets                              293.2          316.6          319.9            316.1
--------------------------------------------------------------------------------------------------------------------
Corporate & Institutional                                 1,078.4        1,263.1        1,281.7          1,193.8
Personal                                                     64.9           71.6           72.8             60.0
--------------------------------------------------------------------------------------------------------------------
    Total Non-Managed Trust Assets                        1,143.3        1,334.7        1,354.5          1,253.8
--------------------------------------------------------------------------------------------------------------------
Consolidated Trust Assets Under Administration           $1,436.5       $1,651.3       $1,674.4         $1,569.9
--------------------------------------------------------------------------------------------------------------------

     *Previously reported total trust assets and managed assets in C&IS at June 30, 2002 ($10.8 billion reduction) and prior quarters have been adjusted to eliminate a duplicate calculation in compiling a specific component of these amounts. This adjustment had no impact on revenues or net income.

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

Trust fees from Personal Financial Services (PFS) in the quarter decreased 4% and totaled $147.5 million compared to $153.9 million in the year-ago quarter. The decline in PFS trust fees primarily resulted from the continued decline in the equity markets, partially offset by new business. Northern Trust's network of PFS offices totals 82 locations in twelve states. Personal trust assets under administration totaled $150.7 billion at September 30, 2002 compared to $149.8 billion at September 30, 2001 and $163.4 billion at June 30, 2002. Of the total assets under administration, $85.8 billion is managed by Northern Trust, compared to $89.8 billion one year ago and $91.8 billion at June 30, 2002. With the exception of Florida and California locations where trust assets are revalued throughout the quarter, trust fees in PFS are largely based on the level of trust assets at the end of the previous quarter. Thus, trust fees in the fourth quarter, will be negatively impacted by the lower level of trust assets at the end of the third quarter. At September 30, 2002, 40% of personal trust assets under management were invested in equity securities. Net new recurring PFS trust business transitioned during the first nine months totaled approximately $29 million in annualized fees.

Trust fees from C&IS in the quarter decreased 4% to $150.5 million compared to $157.2 million in the year-ago quarter. The decline resulted from lower securities lending fees, which totaled $17.0 million compared to $29.3 million in last year's third quarter. In the prior year quarter, securities lending fees benefited from two decreases in the federal funds rate and higher volumes. Fees from asset management increased 2% and totaled $47.4 million, compared with $46.6 million in the year-ago quarter, driven primarily by growth in institutional money market funds. Custody fees increased 4% to $56.8 million. Northern Trust Retirement Consulting, L.L.C. recorded fees of $16.6 million compared to $16.1 million in last year's third quarter.

C&IS trust assets under administration totaled $1.29 trillion at September 30, 2002, compared to $1.42 trillion at September 30, 2001 and $1.49 trillion at June 30, 2002. Of the C&IS trust assets under administration, $207.4 billion is managed by Northern Trust, down from $226.3 billion at September 30, 2001 and $224.8 billion at June 30, 2002. Asset-based fees in C&IS are largely based on the level of trust assets at the end of the previous quarter. Thus, trust fees in the fourth quarter, will be negatively impacted by the lower level of trust assets at the end of the third quarter. At September 30, 2002, approximately 22% of assets under management were invested in equity securities. Trust assets under administration include $448.5 billion of global custody assets, up 6% from a year ago. Net new recurring C&IS trust business transitioned during the first nine months totaled approximately $29 million in annualized fees.

Foreign exchange trading profits were $26.3 million for the quarter, compared to $37.2 million in the third quarter of last year. The current quarter reflects lower client volumes and reduced market volatility in major currencies.

Treasury management revenues, which include both fees and the computed value of compensating deposit balances, were $29.9 million, up 2% from last year's third quarter, due to new business and higher transaction volumes from existing clients. The fee portion of these revenues in the quarter was $23.9 million, up 11% from $21.5 million in the comparable quarter last year, partly as a result of more clients paying for services in fees rather than in compensating deposit balances.

Revenues from security commissions and trading income were $11.6 million, up 43% from the prior year. Other operating income was $10.6 million for the third quarter compared to $20.0 million in the same period last year. Current quarter other operating income was reduced by a $15.0 million write-off of the investment in myCFO, Inc., offset in part by the recognition of approximately $8.5 million in gains by Norlease, Inc. from the sales of leased equipment in the normal course of business at the end of scheduled lease terms.

Northern Trust's equity investment in myCFO, Inc. of Mountain View, California was made in the first quarter of 2001 to complement Northern Trust's Wealth Management's business strategy. In September 2002, myCFO, Inc. announced the planned sale of its assets at an amount that is not expected to result in a distribution of any sales proceeds to equity holders. This proposed sale resulted in the write-off of Northern Trust's entire investment in this company in the quarter.

Net Interest Income

Net interest income for the quarter totaled $149.9 million, 1% higher than the $149.0 million reported in the third quarter of 2001. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $162.1 million, compared to $161.6 million reported in the third quarter of 2001. Total average earning assets of $32.4 billion increased 3% from last year's third quarter, while the net interest margin decreased to 1.98% from 2.05%.

Earning assets for the third quarter averaged $32.4 billion compared to $31.4 billion in last year's third quarter. Money market assets averaged $8.3 billion, up from $5.7 billion last year, while the securities portfolio averaged $6.5 billion, down from $7.7 billion in the prior year. Loans and leases averaged $17.6 billion in the quarter, down 2% from the third quarter of last year.

Domestic loans outstanding were virtually unchanged, averaging $17.3 billion compared with $17.1 billion in last year's third quarter, while international loans decreased by $475 million from a year ago to average $308 million. Residential mortgages increased $563 million, or 8%, to average $7.8 billion for the quarter and represented 44% of the total loan portfolio. Commercial and industrial loans averaged $4.2 billion, down $646 million or 13% from a year ago.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $18.0 billion, up 1% from the third quarter of 2001. Foreign office time deposits increased $579 million as a result of increased global custody activity, offset by lower levels of nonpersonal time deposits. Other interest-related funds averaged $9.1 billion in the quarter compared with $8.4 billion in last year's third quarter. The increase in other interest-related funds was due primarily to higher levels of overnight federal funds purchased. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 4% from the prior year, averaging $5.3 billion.

Provision for Credit Losses

The provision for credit losses was $20.0 million in the quarter compared to $5.0 million for the same quarter last year and $5.0 million in the second quarter of 2002. For a discussion of the provision and reserve for credit losses, refer to the Asset Quality section beginning on page 24.

Noninterest Expenses

Noninterest expenses totaled $357.2 million for the quarter, up 2% from $351.7 million in the year-ago quarter. Expenses continue to be closely monitored through various initiatives implemented by management to control certain expense categories, including controlling staff levels and limiting staff-related and other discretionary costs.

Compensation and employee benefits represented 57% of total operating expenses and totaled $204.0 million, virtually unchanged from a year ago. The results reflect the impact of lower average staff levels resulting from the close management of head count and the outsourcing of the lockbox operations and a decrease in performance-based pay offset by salary increases and higher benefit costs. The cost of lockbox operations is now included in other operating expenses as a direct payment for services. Staff on a full-time equivalent basis at September 30, 2002 totaled 9,328, a decline of 125 positions since year-end. Between June 30, 2002 and September 30, 2002 staff declined 56 positions on a full-time equivalent basis.

Net occupancy expense totaled $28.3 million, up 9% from $25.8 million in the third quarter of 2001. The increase was due primarily to the relocation of London Branch staff to Canary Wharf, the remodeling of existing offices over the past twelve months and additional space leased to support planned growth. The principal components of the increase in occupancy expense were higher net rental costs and amortization expense of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $22.6 million, up 9% from $20.8 million reported in the third quarter of 2001. The increase was concentrated primarily in depreciation and maintenance of computer hardware.

Other operating expenses in the quarter totaled $102.3 million compared to $100.9 million last year. Other expense categories reflect increased costs associated with technology investments, office expansion, and lockbox servicing payments. These increases were partially offset by initiatives to manage costs that resulted in decreases in various expenses, including travel and other discretionary costs. In addition, the adoption of new accounting requirements in 2002 to eliminate goodwill amortization costs reduced expenses by $2.2 million or $1.8 million after-tax. The following table shows the components of other operating expenses.

--------------------------------------------------------------------------------
                                                             Third Quarter
Other Operating Expenses                                  Ended September 30
--------------------------------------------------------------------------------
(In Millions)                                           2002           2001
--------------------------------------------------------------------------------
Outside Services Purchased                             $ 47.4           $ 42.4
Software Amortization                                    17.5             18.7
Business Promotion                                        9.1              8.7
Other Intangibles Amortization                            1.6              2.0
Goodwill Amortization                                       -              2.2
Other Expenses                                           26.7             26.9
--------------------------------------------------------------------------------
Total Other Operating Expenses                         $102.3           $100.9
--------------------------------------------------------------------------------

Provision for Income Taxes

The provision for income taxes was $46.8 million for the third quarter compared with $63.6 million in the year-ago quarter. The lower tax provision in 2002 resulted primarily from lower federal taxable earnings, partially offset by higher state income taxes brought about by a reduction in income exempt for state tax purposes. The effective tax rate for the quarter was 32.7%, compared with 33.4% in the third quarter of 2001.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the third quarter ended September 30, 2002 and 2001.

                                        Corporate and
                                        Institutional       Personal Financial       Treasury and                 Total
Third Quarter                             Services               Services               Other                 Consolidated
-------------------------------------------------------------------------------------------------------------------------------
($ In Millions)                       2002         2001       2002        2001      2002       2001          2002      2001
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                     $   150.5   $   157.2   $   147.5   $   153.9   $      -   $      -    $   298.0   $   311.1
   Other                               68.5        68.2         4.8        18.1        (.8)        .5         72.5        86.8
Net Interest Income after
   Provision for Credit Losses*        24.8        46.9       113.3       106.0        4.0        3.7        142.1       156.6
Noninterest Expenses                  177.1       172.7       171.3       169.0        8.8       10.0        357.2       351.7
-------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*            66.7        99.6        94.3       109.0       (5.6)      (5.8)       155.4       202.8
Provision for Income Taxes*            25.9        38.7        36.1        42.1       (3.0)      (4.6)        59.0        76.2
-------------------------------------------------------------------------------------------------------------------------------
Reported Net Income               $    40.8   $    60.9   $    58.2   $    66.9   $   (2.6)  $   (1.2)   $    96.4   $   126.6
Goodwill, After Taxes                     -          .6           -         1.2          -          -            -         1.8
-------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Income               $    40.8   $    61.5   $    58.2   $    68.1   $   (2.6)  $   (1.2)   $    96.4   $   128.4
-------------------------------------------------------------------------------------------------------------------------------
Percentage of Reported
   Net Income Contribution               42%         48%         60%         53%        (2)%       (1)%        100%        100%
-------------------------------------------------------------------------------------------------------------------------------
Average Assets                    $16,551.4   $18,318.6   $15,243.9   $14,771.6   $4,696.1   $1,977.0    $36,491.4   $35,067.2
-------------------------------------------------------------------------------------------------------------------------------

* Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $12.2 million for 2002 and $12.6 million for 2001.
  Note: Certain reclassifications have been made to 2001 financial information to conform to the current year presentation.

The following table reflects the earnings contribution and average assets of Northern Trust's business segments for the nine months ended September 30, 2002 and 2001.

                                        Corporate and
                                        Institutional       Personal Financial       Treasury and                 Total
Nine Months                                Services               Services               Other                 Consolidated
-------------------------------------------------------------------------------------------------------------------------------
($ In Millions)                       2002         2001       2002        2001      2002       2001          2002      2001
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Trust Fees                     $   479.3   $   482.2   $   460.8   $   465.6   $      -   $      -    $   940.1   $   947.8
   Other                              194.8       213.1        42.6        54.4         .4        2.5        237.8       270.0
Net Interest Income after
   Provision for Credit Losses*       109.2       138.3       327.6       310.5       19.4       14.0        456.2       462.8
Noninterest Expenses                  531.0       521.3       519.9       513.2       20.3       26.7      1,071.2     1,061.2
-------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes*           252.3       312.3       311.1       317.3        (.5)     (10.2)       562.9       619.4
Provision for Income Taxes*            97.9       121.3       119.5       122.8       (5.3)      (9.8)       212.1       234.3
-------------------------------------------------------------------------------------------------------------------------------
Reported Net Income               $   154.4   $   191.0   $   191.6   $   194.5   $    4.8   $    (.4)   $   350.8   $   385.1
Goodwill, After Taxes                     -         2.3           -         3.7          -          -            -         6.0
-------------------------------------------------------------------------------------------------------------------------------
Adjusted Net Income               $   154.4   $   193.3   $   191.6   $   198.2   $    4.8   $    (.4)   $   350.8   $   391.1
-------------------------------------------------------------------------------------------------------------------------------
Percentage of Reported
   Net Income Contribution               44%         50%         55%         51%         1%        (1)%        100%        100%
-------------------------------------------------------------------------------------------------------------------------------
Average Assets                    $16,468.1   $17,949.4   $15,102.0   $14,668.4   $5,513.2   $3,061.2    $37,083.3   $35,679.0
-------------------------------------------------------------------------------------------------------------------------------

* Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $35.8 million for 2002 and $40.8 million for 2001.
  Note: Certain reclassifications have been made to 2001 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $40.8 million, down 33% from $60.9 million reported in 2001. Noninterest income was 3% lower than the third quarter of 2001 and totaled $219.0 million. Trust fees decreased 4% to $150.5 million in the current quarter compared to $157.2 million in the year-ago quarter, due primarily to a $12.3 million or 42% decline in securities lending fees to $17.0 million. In the prior year quarter, securities lending fees benefited from two decreases in the federal funds rate and higher volumes. Fees from asset management increased 2% during the current quarter and totaled $47.4 million, compared with $46.6 million in the year-ago quarter, driven primarily by growth in institutional money market funds. Custody fees increased 4% to $56.8 million and fees generated by Northern Trust Retirement Consulting, L.L.C. were $16.6 million compared with $16.1 million in last year's third quarter. Other noninterest income was $68.5 million, virtually unchanged from $68.2 million in last year's third quarter. Foreign exchange trading profits were $26.1 million, down 29% from $36.7 million in the prior year's third quarter. Partially offsetting this reduction was the recognition of approximately $8.5 million in gains by Norlease, Inc. from the sales of leased equipment in the normal course of business at the end of scheduled lease terms. Higher letter of credit and treasury management fees also contributed to the current quarter's performance compared with the year-ago period.

Net interest income after the provision for credit losses, stated on a FTE basis, was $24.8 million, down 47% from $46.9 million in last year's third quarter. The decrease primarily reflects a provision for credit losses for the quarter of $19.3 million, compared to $3.1 million in the prior year third quarter. This $16.2 million increase in the provision was caused by various factors including: the charge-off of the remaining amount outstanding on the unsecured loan to Enron Corp.; a partial charge-off on another large commercial loan; and the migration of certain loans to weaker rated credit categories brought on by the prolonged economic downturn. In addition, net interest income was impacted by lower levels of earning assets, concentrated primarily in money market assets and loans, with each asset category declining 11% from last year's average. The net interest margin was 1.22% for the current quarter compared with 1.23% in last year's third quarter.

Noninterest expenses increased 3% to $177.1 million in the current quarter compared with $172.7 million in last year's third quarter. The increase primarily reflects higher costs associated with technology investments, the relocation of London staff to Canary Wharf, lockbox servicing payments and allocations for product and operations support. These increases were partially offset by lower compensation levels. Compensation costs were lower than the previous year due to lower average FTE staff levels resulting from the outsourcing of the lockbox operations and lower performance-based pay. The adoption of new accounting requirements in 2002 that eliminates goodwill amortization costs reduced expenses by $.8 million compared to the third quarter of last year.

Personal Financial Services

PFS net income for the quarter was $58.2 million, 13% below the $66.9 million reported a year ago. Noninterest income was $152.3 million in the current quarter compared with $172.0 million in last year's third quarter. The decline was primarily due to the $15.0 million write-off of the investment in myCFO, Inc. in addition to a 4% reduction in trust fees, which totaled $147.5 million in the current quarter. The decline in PFS trust fees primarily resulted from the continued decline in the equity markets partially offset by new business.

Net interest income after the provision for credit losses, stated on a FTE basis, increased 7% to $113.3 million in the current quarter. The improved results reflect a $1.2 million decrease in the provision for credit losses, a 3% increase in average loans concentrated in the mortgage loan portfolio, and an improvement in the net interest margin from 2.95% last year to 3.06% in the current quarter.

Noninterest expenses increased to $171.3 million in the current quarter from $169.0 million in last year's third quarter. Compensation and employee benefits were 2% below the prior year as the effects of merit increases and higher benefit costs were more than offset by lower performance-based incentive pay and lower staffing levels. Occupancy costs were $10.4 million or 14% higher as a result of the remodeling and expansion of existing locations, while outside services purchased increased $1.4 million to $5.6 million in this year's third quarter. Allocations for product and operations support increased $3.2 million from last year's third quarter to $75.4 million. Partially offsetting the above was the adoption of new accounting requirements in 2002 that eliminates goodwill amortization costs, which reduced expenses by $1.4 million.

Treasury and Other

The Treasury Department is responsible for managing the Bank's wholesale funding, capital position and interest rate risk, as well as the investment portfolio. "Other" corporate income and noninterest expenses represent items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the third quarter was $4.0 million compared to $3.7 million in the year-ago quarter. Noninterest expenses totaled $8.8 million for the quarter compared to $10.0 million in the year-ago period reflecting lower performance-based incentives.

NINE-MONTH RESULTS OF OPERATIONS

Net income per common share on a diluted basis of $1.54 was 7% lower than the $1.66 reported in the nine months ended September 30, 2001. Net income was $350.8 million compared with $385.1 million earned last year. The ROE was 17.16% for the first nine months compared with 20.72% last year, while the ROA was 1.26% compared with 1.44% in the previous year. Total revenues were 2% lower than the prior year while total expenses increased 1%, resulting in a productivity ratio of 155% compared with 160% last year.

Noninterest Income

Noninterest income totaled $1.18 billion for the nine months ended September 30, 2002, accounting for 71% of total taxable equivalent revenue. Trust fees totaled $940.1 million, down 1% from $947.8 million in the same period of last year and represented 56% of total taxable equivalent revenue.

Trust fees from PFS in the nine-month period decreased 1% and totaled $460.8 million compared with $465.6 million last year. The decline in PFS trust fees primarily resulted from the continued decline in the equity markets, partially offset by new business.

Trust fees from C&IS also decreased 1% to $479.3 million compared with $482.2 million in the year-ago period. The decline resulted from lower securities lending fees, which totaled $79.2 million, compared with $102.0 million last year. In the prior year, securities lending fees benefited from eight decreases in the federal funds rate and higher volumes. Fees from asset management increased 5% and totaled $142.0 million, compared with $135.5 million in the year-ago period, driven primarily by growth in institutional money market funds. Custody fees increased 2% to $166.7 million. Northern Trust Retirement Consulting, L.L.C. recorded fees of $55.1 million compared with $50.1 million last year.

Foreign exchange trading profits totaled $87.5 million for the nine-month period, 22% below the $112.6 million in the prior year. Treasury management revenues from both fees and the computed value of compensating deposit balances increased 2% to $89.9 million. The fee portion of these revenues accrued in the period totaled $71.9 million, up 13% from $63.5 million in 2001, partly as a result of more clients paying for services in fees rather than in compensating deposit balances. Revenues from security commissions and trading income rose 19% to $31.2 million. Other operating income totaled $47.0 million in the period compared with $67.7 million in 2001. The current year results have been reduced by the $15.0 million write-off of the investment in myCFO, Inc., partially offset by the recognition of approximately $8.5 million in gains by Norlease, Inc. from the sales of leased equipment at the end of scheduled lease terms. The prior year included a $9.2 million nonrecurring gain recorded in the second quarter of last year. The remainder of the decline for the period resulted primarily from lower levels of trust deposit-related revenues due to lower interest rates.

Net Interest Income

Net interest income, stated on a FTE basis, totaled $486.2 million compared with $484.3 million reported last year. Earning assets averaged $33.1 billion for the nine months compared with $32.1 billion in the same period of 2001. Money market assets averaged $8.7 billion, up from $4.9 billion last year, while the securities portfolio averaged $6.8 billion, down from $9.3 billion in the prior year. Loans and leases averaged $17.6 billion, down 1% from the same period of 2001.

Provision for Credit Losses

The $30.0 million provision for credit losses was $8.5 million higher than the $21.5 million provision in 2001. The increase in the year-to-date provision for credit losses primarily relates to the $20.0 million third quarter provision discussed in the Asset Quality section beginning on page 24. The provision for credit losses last year included $6.5 million related to the sale of $44.5 million of nonperforming loans. Net charge-offs totaled $23.2 million and represented .18% of average loans compared with $26.3 million or .20% of average loans in 2001.

Noninterest Expenses

Noninterest expenses totaled $1.07 billion for the nine months ended September 30, 2002, up 1% from $1.06 billion in the year-ago period.

Compensation and employee benefits represented 56% of total operating expenses and totaled $603.3 million, down 2% from a year ago, as the impact of outsourcing lockbox services and lower performance-based pay offset salary increases and higher benefit costs.

Net occupancy expense totaled $80.3 million, up 6% from $75.8 million in the prior year. The principal components of the increase were higher rent, amortization of leasehold improvements and building maintenance costs.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $68.0 million, up 7% from $63.6 million in 2001. The current nine-month period reflects higher levels of depreciation and maintenance of computer hardware and data line lease costs.

Other operating expenses totaled $319.6 million for the nine-month period, up 4% from $306.3 million in 2001. Other expense categories reflect increased costs associated with processing errors incurred in servicing and managing financial assets and performing banking activities, technology investments, office expansion, and payments made to RemitStream for receivables management and lockbox services. The increase in processing errors was the result of two unusually large losses experienced in corporate actions and recorded in this year's second quarter. Partially offsetting these increases was the adoption of new accounting requirements in 2002 to eliminate goodwill amortization costs, which reduced expenses by $7.4 million or $6.0 million after-tax.

BALANCE SHEET

Total assets at September 30, 2002 were $39.7 billion and averaged $36.5 billion for the third quarter, up 4% from last year's average of $35.1 billion. Loans and leases totaled $17.9 billion at September 30, 2002 and averaged $17.6 billion for the third quarter, compared with $18.8 billion at September 30, 2001 and $17.9 billion for the third quarter of last year. Securities totaled $8.1 billion at September 30, 2002 and averaged $6.5 billion for the quarter, compared with $6.0 billion at September 30, 2001 and $7.7 billion on average in last year's third quarter. Money market assets totaled $8.9 billion at September 30, 2002 and averaged $8.3 billion in the third quarter, up 44% from the year-ago quarter as proceeds from the maturities of short-term federal agency securities were reinvested in time deposits with banks.

Driven by the retention of earnings, offset in part by stock repurchases under the Corporation's ongoing share buyback program, common stockholders' equity increased to $2.83 billion at September 30, 2002 and averaged $2.78 billion for the quarter, up 9% from the $2.54 billion average in last year's third quarter. Total stockholders' equity averaged $2.90 billion compared with $2.66 billion in the third quarter of 2001.

During the quarter, the Corporation acquired a total of 1.1 million shares of its common stock at a cost of $43.4 million. An additional 1.9 million shares may be purchased after September 30, 2002 under the previously announced share buyback program.

Northern Trust's risk-based capital ratios remained strong at 10.9% for tier 1 capital and 13.9% for total capital at September 30, 2002. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 8.2% at September 30, 2002, also exceeded the minimum regulatory requirement of 3%. The Bank's risk-based capital ratios at September 30, 2002 were 9.4% for tier 1 capital, 12.4% for total capital and 7.0% for the leverage ratio. Each of Northern Trust's other subsidiary banks had a ratio of 10.7% or higher for tier 1 capital, 11.3% for total risk-based capital, and 7.8% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned
(OREO). Nonperforming assets at September 30, 2002 totaled $107.6 million, compared with $110.6 million at June 30, 2002, $109.5 million at December 31, 2001 and $115.8 million at September 30, 2001. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $106.5 million, or ..60% of total domestic loans and leases at September 30, 2002. At June 30, 2002, December 31, 2001 and September 30, 2001, domestic nonaccrual loans and leases totaled $109.7 million, $108.7 million and $114.2 million, respectively. The
$3.2 million decrease in nonperforming loans during the quarter is the result of an additional $15.2 million in loans classified as nonaccrual, offset by $10.2 million in charge-offs and $8.2 million in loan repayments and loan sales.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The increase in loans past due 90 days or more has been impacted by the prolonged economic downturn. The balance in this category at any quarter-end can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

-------------------------------------------------------------------------------------------------------------------------
(In Millions)                                             September 30,      June 30,       December 31,    September 30,
                                                              2002            2002             2001             2001
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans
   Domestic
      Residential Real Estate                                 $  3.7         $  4.7           $  5.0            $  4.9
      Commercial                                               101.6          102.9             99.3             105.0
      Commercial Real Estate                                      .6            1.5              4.3               4.2
      Personal                                                    .6             .6               .1                .1
-------------------------------------------------------------------------------------------------------------------------
   Total Domestic                                              106.5          109.7            108.7             114.2
   International                                                   -              -                -                 -
-------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                                         106.5          109.7            108.7             114.2
Other Real Estate Owned                                          1.1             .9               .8               1.6
-------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                    $107.6         $110.6           $109.5            $115.8
-------------------------------------------------------------------------------------------------------------------------
Total 90 Day Past Due Loans (still accruing)                  $ 29.3         $ 25.5           $ 14.5            $ 47.7
-------------------------------------------------------------------------------------------------------------------------

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

Note 6 to the Consolidated Financial Statements includes a table that analyzes the reserve for credit losses for the nine-month periods ended September 30, 2002 and September 30, 2001 and identifies the charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at September 30, 2002, June 30, 2002, December 31, 2001 and September 30, 2001.

---------------------------------------------------------------------------------------------------------------------------------
  ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
---------------------------------------------------------------------------------------------------------------------------------

                                     September 30, 2002          June 30, 2002       December 31, 2001      September 30, 2001
                               --------------------------------------------------------------------------------------------------
                                             Percent of             Percent of              Percent of              Percent of
                                    Reserve    Loans to    Reserve    Loans to     Reserve    Loans to     Reserve    Loans to
   ($ in millions)                   Amount       Total     Amount       Total      Amount       Total      Amount       Total
                                                  Loans                  Loans                   Loans                   Loans
---------------------------------------------------------------------------------------------------------------------------------
Specific Reserve                     $ 21.8           - %   $ 24.4           - %    $ 21.1           - %    $ 20.1           - %
---------------------------------------------------------------------------------------------------------------------------------
Allocated Inherent Reserve
   Residential Real Estate             11.5          43       10.9          42         9.7          41         9.6          39
   Commercial and Broker               88.2          24       77.5          24        81.7          27        82.1          27
   Commercial Real Estate              15.3           6       14.8           6        14.8           6        13.5           5
   Personal                             4.2          13        3.8          12         3.8          12         3.9          11
   Other                                  -           5          -           5           -           4           -           6
   Lease Financing                      4.4           7        4.0           7         3.0           7         3.0           6
   International                        2.0           2        2.8           4         5.0           3         3.0           6
---------------------------------------------------------------------------------------------------------------------------------
Total Allocated Inherent Reserve     $125.6         100 %   $113.8         100 %    $118.0         100 %    $115.1         100 %
---------------------------------------------------------------------------------------------------------------------------------
Unallocated Inherent Reserve           21.0           -       22.1           -        22.5           -        22.9           -
---------------------------------------------------------------------------------------------------------------------------------
Total Reserve for Credit Losses      $168.4         100 %   $160.3         100 %    $161.6         100 %    $158.1         100 %
---------------------------------------------------------------------------------------------------------------------------------
Reserve Assigned to:
   Loans and Leases                  $160.3                 $153.3                  $154.3                  $150.9
   Unfunded Commitments and
     Standby Letters of Credit          8.1                    7.0                     7.3                     7.2
---------------------------------------------------------------------------------------------------------------------------------
Total Reserve for Credit Losses      $168.4                 $160.3                  $161.6                  $158.1
---------------------------------------------------------------------------------------------------------------------------------

Specific Reserve. At September 30, 2002, the specific component of the reserve stood at $21.8 million, compared to $24.4 million at June 30, 2002. The $2.6 million reduction in the specific component of the reserve during the quarter reflects a $10.0 million charge-off of the remaining amount of the unsecured loan to Enron Corp., based on management's determination that such action was warranted. A portion of this charge-off had been provided for in a prior quarter. Partially offsetting this decrease were additional reserves provided primarily on middle market commercial loans, which continued to reflect deterioration in credit quality due to the prolonged economic downturn.

Allocated Inherent Reserve. The allocated inherent portion of the reserve increased by a net $11.8 million during the quarter to $125.6 million at September 30, 2002. The change in this component of the reserve primarily reflects the migration of various commercial loans to lower rated credit categories where higher provision factors are applied. The credit rating adjustments are a result of the downturn in the general economy that has adversely affected the credit quality of certain large corporate and middle market lending clients. The changes in the credit ratings are a reflection of Northern's most recent evaluations and the results of the annual, industry-wide Shared National Credit review conducted by the banking regulators.

Management does not believe that the circumstances that caused the credit loss on the Enron Corp. unsecured loan are indicative of the credit risk in the remainder of the loan portfolio. As a result, management did not adjust the historic loss ratios, which are used in part to determine the allocated inherent component of the reserve, based on the charge-off of the Enron Corp. credit.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management's review of overall factors affecting the determination of probable losses primarily inherent in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses. The unallocated inherent portion of the reserve was $21.0 million, a decrease of $1.1 million from June 30, 2002, reflecting management's judgment that there have been only minor changes in the factors affecting this component of the reserve.

Other Factors. At September 30, 2002, there were no significant changes in concentration of credits that impacted asset quality. The total amount of the two highest risk loan groupings, those rated "7" and "8" (based on Northern Trust's internal rating scale, which closely parallels that of the banking regulators), was $319 million, of which $104.2 million was classified as impaired, up from $278 million at June 30, 2002, when $107.4 million was impaired, and up from $311 million at September 30, 2001 when $111.5 million was impaired. The increase from June 30, 2002 reflects the migration of certain loans to lower credit ratings offset in part by the charge-off of the remaining unsecured loan to Enron Corp., a partial charge-off on another commercial loan and paydowns on other loans.

Total Reserve. Management's evaluation of the factors above resulted in a reserve for credit losses of $168.4 million at September 30, 2002, $8.1 million above that at June 30, 2002. The reserve of $160.3 million assigned to loans and leases, as a percentage of total loans and leases was .89% at September 30, 2002, compared to .84% at June 30, 2002.

Reserves assigned to unfunded loan commitments, standby letters of credits and derivative products totaled $8.1 million at September 30, 2002, an increase of $1.1 million from June 30, 2002. This change resulted from the increase in the volume of these activities.

Provision. The provision for credit losses was $20.0 million during the third quarter of 2002, compared to $5.0 million in the prior year quarter. The provision for the current quarter reflects the impact of management's ongoing credit evaluations and the results of the annual, industry-wide Shared National Credit regulatory reviews.

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

FORWARD-LOOKING INFORMATION

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust's financial goals, dividend policy, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effect of extraordinary events and various other matters (including changes in accounting standards and interpretations) on Northern Trust's business and results. These statements speak of Northern Trust's plans, goals, beliefs or expectations, refer to estimates or use similar terms. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including:

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

..    The effects of any extraordinary events (such as the September 11, 2001 terrorist events, any further terrorist events and the U.S. government's response to those events).

..    Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets.

..    Regulatory and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business.

.. Success in gaining regulatory approvals when required.

.. Changes in the nature of Northern Trust's competition resulting from industry consolidation, enactment of the Gramm-Leach-Bliley Act of 1999, and other regulatory changes and other factors, as well as actions taken by particular competitors.

.. Expansion or contraction of Northern Trust's products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust's competition, coupled with changes in the level of investment or reinvestment in those products, services, and targeted markets.

.. Northern Trust's success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time.

.. Northern Trust's ability to continue to generate positive investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets clients' needs.

.. Northern Trust's success in further developing and executing initiatives that integrate the Internet into methods of product distribution, new business development and client service.

.. Northern Trust's ability to continue to fund and accomplish technological innovation, improve processes and controls, address operating and technology risks, including material systems interruptions or errors, and attract and retain capable staff in order to deal with operating and technology challenges and increasing volume and complexity in many of its businesses.

.. Northern Trust's success in integrating future acquisitions and strategic alliances and using the acquired businesses and completed alliances to execute its business strategy.

.. The ability of each of Northern Trust's principal businesses to maintain a product mix that achieves satisfactory margins.

.. Changes in tax laws or other legislation in the U.S. or other countries
  (including pension-reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses.

.. Uncertainties inherent in the litigation process.

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

CONSOLIDATED AVERAGE STATEMENT OF CONDITION           NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                        Third Quarter
                                                           ----------------------------------------------------------------------
(Interest and rate on a taxable equivalent basis)                           2002                                2001
                                                           ----------------------------------  ----------------------------------
($ in Millions)                                              Interest      Volume      Rate      Interest      Volume      Rate
--------------------------------------------------------   ------------  ----------  --------  ------------  ----------  --------
Average Earning Assets
Money Market Assets
    Federal Funds Sold and Resell Agreements               $      2.2    $   494.4     1.81%   $      5.9    $   673.1     3.49%
    Time Deposits with Banks                                     51.4      7,752.8     2.63          48.8      5,029.4     3.85
    Other Interest-Bearing                                         .2         25.4     2.83            .3         23.8     4.87
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Money Market Assets                                        53.8      8,272.6     2.58          55.0      5,726.3     3.81
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Securities
    U.S. Government                                               1.0        158.1     2.36           2.1        169.3     4.99
    Obligations of States and Political Subdivisions             12.8        659.3     7.77          10.1        502.9     8.01
    Federal Agency                                               25.9      5,279.7     1.95          67.5      6,653.5     4.02
    Other                                                         6.0        453.9     5.27           6.6        400.0     6.58
    Trading Account                                                .1          7.6     4.11            .1         10.9     4.68
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Securities                                                 45.8      6,558.6     2.78          86.4      7,736.6     4.43
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Loans and Leases                                                220.7     17,589.3     4.98         267.3     17,887.6     5.93
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Earning Assets                                       $    320.3     32,420.5     3.92%   $    408.7     31,350.5     5.17%
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Reserve for Credit Losses Assigned to Loans                         -       (156.8)       -             -       (151.7)       -
Cash and Due from Banks                                             -      1,602.1        -             -      1,586.2        -
Other Assets                                                        -      2,625.6        -             -      2,282.2        -
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Assets                                                        -    $36,491.4        -             -    $35,067.2        -
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------

Average Source of Funds
Deposits
    Savings and Money Market                               $     18.0    $ 6,241.4     1.15%   $     36.7    $ 5,693.2     2.56%
    Savings Certificates                                         15.9      1,897.6     3.32          26.6      2,146.8     4.91
    Other Time                                                    2.3        361.4     2.48          12.6      1,066.3     4.67
    Foreign Offices Time                                         44.3      9,521.3     1.85          73.7      8,942.7     3.27
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Deposits                                                   80.5     18,021.7     1.77         149.6     17,849.0     3.33
Federal Funds Purchased                                          14.0      3,268.0     1.70          22.5      2,548.7     3.51
Securities Sold Under Agreements to Repurchase                    5.1      1,228.1     1.65          11.6      1,345.8     3.42
Commercial Paper                                                   .7        144.6     1.80           1.3        135.6     3.68
Other Borrowings                                                 35.4      2,937.6     4.79          37.3      2,820.1     5.25
Senior Notes                                                      7.8        450.0     6.92           8.5        492.4     6.87
Long-Term Debt                                                   13.0        766.1     6.82          13.1        767.0     6.82
Debt - Floating Rate Capital Securities                           1.7        267.8     2.48           3.2        267.7     4.71
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Interest-Related Funds                                    158.2     27,083.9     2.32         247.1     26,226.3     3.74
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Interest Rate Spread                                                -            -     1.60%            -            -     1.43%
Noninterest-Related Deposits                                        -      4,969.6        -             -      4,954.3        -
Other Liabilities                                                   -      1,539.6        -             -      1,225.9        -
Stockholders' Equity                                                -      2,898.3        -             -      2,660.7        -
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Total Liabilities and Stockholders' Equity                          -    $36,491.4        -             -    $35,067.2        -
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------
Net Interest Income/Margin                                 $    162.1            -     1.98%   $    161.6            -     2.05%
--------------------------------------------------------   ----------    ---------   ------    ----------    ---------   ------


ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                 Third Quarter 2002/01
                                                           ---------------------------------
                                                               Change Due To
                                                           ----------------------
(In Millions)                                                Volume       Rate       Total
--------------------------------------------------------   ----------  ----------  ---------
Earning Assets                                             $   13.8    $  (102.2)  $  (88.4)
Interest-Related Funds                                          1.1        (90.0)     (88.9)
--------------------------------------------------------   --------    ---------   --------
Net Interest Income                                        $   12.7    $   (12.2)  $     .5
--------------------------------------------------------   --------    ---------   --------

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION          NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

                                                                                           Nine Months
                                                                 --------------------------------------------------------------
                                                                               2002                          2001
(Interest and rate on a taxable equivalent basis)                -----------------------------  -------------------------------
($ in Millions)                                                  Interest    Volume      Rate    Interest    Volume       Rate
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   -------
Average Earning Assets
Money Market Assets
  Federal Funds Sold and Resell Agreements                       $   10.1  $    753.4     1.80% $    21.8  $    629.7     4.63%
  Time Deposits with Banks                                          152.1     7,874.0     2.58      142.2     4,273.1     4.45
  Other Interest-Bearing                                               .5        24.5     2.82         .9        24.1     5.23
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Money Market Assets                                           162.7     8,651.9     2.51      164.9     4,926.9     4.48
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Securities
  U.S. Government                                                     3.4       160.5     2.80        8.6       195.0     5.91
  Obligations of States and Political Subdivisions                   35.8       608.1     7.85       29.0       481.6     8.02
  Federal Agency                                                     83.7     5,641.5     1.98      306.9     8,219.7     4.99
  Other                                                              17.9       419.3     5.71       20.9       399.7     7.01
  Trading Account                                                      .3         9.0     4.62         .6        14.1     5.76
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Securities                                                    141.1     6,838.4     2.76      366.0     9,310.1     5.26
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Loans and Leases                                                    666.2    17,623.1     5.05      849.1    17,854.9     6.36
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Earning Assets                                             $  970.0    33,113.4     3.92% $ 1,380.0    32,091.9     5.75%
----------------------------------------------------------       --------  ----------  -------  ---------  ----------  -------
Reserve for Credit Losses Assigned to Loans                             -      (155.3)       -          -      (153.4)       -
Cash and Due from Banks                                                 -     1,651.0        -          -     1,503.5        -
Other Assets                                                            -     2,474.2        -          -     2,237.0        -
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Assets                                                            -  $ 37,083.3        -          -  $ 35,679.0        -
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------

Average Source of Funds
Deposits
  Savings and Money Market Deposits                              $   54.5  $  6,158.1     1.18% $   136.4  $  5,670.0     3.22%
  Savings Certificates                                               50.9     1,936.7     3.51       91.7     2,241.8     5.47
  Other Time                                                          7.4       376.2     2.63       50.0     1,292.0     5.17
  Foreign Offices Time                                              128.5     9,352.4     1.84      260.7     8,631.7     4.04
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Deposits                                                      241.3    17,823.4     1.81      538.8    17,835.5     4.04
Federal Funds Purchased                                              51.1     3,989.9     1.71       95.8     2,871.8     4.46
Securities Sold Under Agreements to Repurchase                       15.7     1,251.2     1.67       51.6     1,558.4     4.43
Commercial Paper                                                      1.9       138.6     1.82        4.7       135.5     4.61
Other Borrowings                                                    106.1     3,134.9     4.53      129.5     3,102.3     5.58
Senior Notes                                                         23.4       450.0     6.92       25.6       497.4     6.87
Long-Term Debt                                                       39.2       766.4     6.82       38.4       743.9     6.88
Floating Rate Capital Securities                                      5.1       267.8     2.52       11.3       267.7     5.60
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Interest-Related Funds                                        483.8    27,822.2     2.32      895.7    27,012.5     4.43
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Interest Rate Spread                                                    -           -     1.60%         -           -     1.32%
Noninterest-Related Deposits                                            -     5,109.2        -          -     4,885.1        -
Other Liabilities                                                       -     1,311.8        -          -     1,198.6        -
Stockholders' Equity                                                    -     2,840.1        -          -     2,582.8        -
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Total Liabilities and Stockholders' Equity                             -   $ 37,083.3        -          -  $ 35,679.0        -
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------
Net Interest Income/Margin                                       $  486.2           -     1.96% $   484.3           -     2.02%
----------------------------------------------------------       --------  ----------  -------  ---------  ----------   ------

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

                                                                       Nine Months 2002/01
                                                                 -----------------------------
                                                                     Change Due To
                                                                 ---------------------
(In Millions)                                                      Volume      Rate     Total
----------------------------------------------------------       --------  ----------- -------
Earning Assets                                                   $   38.4  $   (448.4) $(410.0)
Interest-Related Funds                                               (1.5)     (410.4)  (411.9)
----------------------------------------------------------       --------  ----------  -------
Net Interest Income                                              $   39.9  $    (38.0) $   1.9
----------------------------------------------------------       --------  ----------  -------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management" on page 28 of this document.

Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Northern Trust's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Northern Trust's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Northern Trust's internal controls or in other factors that could significantly affect such controls.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10) Material Contracts

               (i) First Amendment, dated as of July 11, 2002 to Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant).

               (ii) Amendment Number One dated as of August 21, 2002 to
                    Northern Trust Employee Stock Ownership Plan (As Amended and Restated Effective January 1, 2002).

          (99) Additional Exhibits

               (i) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)       Reports on Form 8-K

               In a report on Form 8-K filed July 15, 2002, Northern Trust Corporation incorporated in Item 5 its July 15, 2002 press release, reporting on its earnings for the second quarter of 2002. The press release, with summary financial information, was filed pursuant to Item 7.

               In a report on Form 8-K filed August 13, 2002 Northern Trust Corporation incorporated in Item 9 a cover letter to the Securities and Exchange Commission, a "Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings" and a "Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings."

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



                                 NORTHERN TRUST CORPORATION
                                 --------------------------
                                          (Registrant)



Date: November 4, 2002           By: /s/ Perry R. Pero
                                    --------------------------------------------
                                         Perry R. Pero
                                         Vice Chairman
                                         and Chief Financial Officer



Date: November 4, 2002           By: /s/ Harry W. Short
                                    --------------------------------------------
                                         Harry W. Short
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)

                                 Certifications

I, William A. Osborn, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Trust Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

      /s/ William A. Osborn
      ---------------------
          William A. Osborn
          Chairman and Chief Executive Officer

I, Perry R. Pero, Vice Chairman and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Trust Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

      /s/ Perry R. Pero
      -----------------
          Perry R. Pero
          Vice Chairman and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. You may obtain copies of these exhibits from the SEC's Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit
Number     Description
------     -----------

 (10)      Material Contracts

           (i) First Amendment dated as of July 11, 2002 to Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant).

           (ii) Amendment Number One dated as of August 21, 2002 to Northern Trust Employee Stock Ownership Plan (As Amended and Restated Effective January 1, 2002).

 (99)      Additional Exhibits

           (i) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.