Form 10-K
period 2002-12-31
NORTHERN TRUST CORP
filed 2003-03-10
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the Common Stock as of June 28, 2002 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 28, 2002 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $8,682,763,737. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 13, 2003, 220,977,148 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002—Part I and Part II

2003 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 2003—Part III

[THIS PAGE INTENTIONALLY LEFT BLANK]

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) was organized in Delaware in 1971 and that year became the owner of all of the outstanding capital stock, except directors’ qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. The Corporation also owns national bank subsidiaries with offices in Arizona, California, Colorado, Florida and Texas, a federal savings bank with offices in Michigan, Missouri, Nevada, Ohio, Washington and Wisconsin, a trust company in New York and various other nonbank subsidiaries, including an investment management company owned through the Bank, a securities brokerage firm, an international investment consulting firm and a retirement services company. The Corporation expects that, although the operations of other subsidiaries continue to be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation’s assets, revenues and net income. Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its consolidated subsidiaries, including the Bank. Northern Trust has not utilized unconsolidated special purpose entities to provide financing, improve liquidity, transfer assets or manage credit risk.

At December 31, 2002, Northern Trust had consolidated total assets of approximately $39.5 billion and stockholders’ equity of approximately $3.0 billion. As of September 30, 2002, Northern Trust was the third largest bank holding company in Illinois and the 26th largest in the United States based on consolidated total assets on that date.

THE NORTHERN TRUST COMPANY

The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Throughout its 114 years, the Bank’s growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 2002, the Bank had consolidated assets of approximately $32.0 billion and common equity capital of approximately $2.1 billion. At September 30, 2002, the Bank was the third largest bank in Illinois and the 36th largest in the United States, based on consolidated total assets of approximately $32.5 billion on that date.

The Bank currently has 19 banking offices in the Chicago area and the following active wholly-owned subsidiaries. Northern Trust Investments, Inc. provides investment management services and products to domestic and international institutional clients. Norlease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. NT Mortgage Holdings LLC, a real estate investment trust, holds a 100% participation in a significant portion of the Bank’s residential mortgage portfolio, and its parent, NTG Services LLC, conducts market and other studies for the Bank’s global businesses. Nortrust Nominees Limited, located in London, is a United Kingdom trust corporation organized to hold United Kingdom real estate for fiduciary accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for the Bank’s London Branch. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities.

Also a subsidiary of the Bank, The Northern Trust International Banking Corporation is an Edge Act corporation organized for the purpose of conducting international business. Its business is conducted through the following subsidiaries. Northern Trust (Ireland) Limited, through its three principal subsidiaries, provides trust, custody, fund administration, fund accounting and shareholder registration services to international fund sponsors offering off-shore investment funds. Northern Trust Fund Managers (Ireland) Limited facilitates the offering of off-shore collective investment products to institutional clients. Northern Trust Global Investments (Europe) Limited provides investment management services to institutional clients in the United Kingdom and continental Europe. The Northern Trust Company of Hong Kong Limited provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Trade Services Limited facilitates the issuance and processing of commercial letters of credit in Hong Kong.

OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

The Corporation’s Florida banking subsidiary, Northern Trust Bank of Florida N.A., at December 31, 2002 had 27 offices located throughout Florida and consolidated total assets of approximately $5.0 billion. Northern Trust Bank, N.A., at December 31, 2002 had consolidated total assets of approximately $1.1 billion and served clients from nine office locations in Arizona and one office location in Denver, Colorado. The Corporation’s Texas banking subsidiary, Northern Trust Bank of Texas N.A., had seven office locations and consolidated total assets of approximately $890 million at December 31, 2002. At December 31, 2002, Northern Trust Bank of California N.A., the Corporation’s California banking subsidiary, had 11 office locations in California and consolidated total assets of approximately $1.2 billion. The Corporation’s Federal Savings Bank subsidiary, Northern Trust Bank, FSB, commenced operations in 1998 and currently has branch offices in Michigan, Missouri, Nevada, Washington and Wisconsin and a trust office in Ohio. At December 31, 2002, Northern Trust Bank, FSB had consolidated total assets of approximately $412 million.

The Corporation has several nonbank subsidiaries. Northern Trust Securities, Inc. provides full brokerage services to clients of the Bank and the Corporation’s other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Retirement Consulting, L.L.C. is a retirement benefit plan services company in Atlanta, Georgia. Northern Trust Global Advisors, Inc., in Stamford, Connecticut, is an international provider of institutional investment management services and is the parent of The Northern Trust Company of Connecticut. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation’s subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to certain clients residing outside of the United States. Northern Trust Global Investments Japan, K.K., a recently formed entity, initially will provide investment management services to clients in Japan.

INTERNAL ORGANIZATION

Northern Trust, under Chairman of the Board, Chief Executive Officer and President William A. Osborn, organizes client services around two client-focused principal business units: Corporate and Institutional Services and Personal Financial Services. Two other business units provide services to the two principal business units: Northern Trust Global Investments, which provides investment management products, and Worldwide Operations and Technology, which provides trust and banking operations and systems activities. The presidents of all four business units and a Risk Management unit, which focuses on financial and risk management, report directly to Mr. Osborn. Financial information regarding the Corporation’s business units is included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

The following is a brief summary of each unit’s business activities.

Corporate and Institutional Services (C&IS)

Headed by Peter L. Rossiter, President—Corporate and Institutional Services, C&IS is a leading provider of investment asset administration and related services to the following worldwide markets: corporate and public entity retirement funds, foundation and endowment clients, fund managers, insurance companies and government funds. Investment asset administration services encompass a full range of state-of-the-art capabilities including: worldwide master trust and master custody, settlement and reporting; cash management; and risk and performance analysis services. Trust and custody relationships managed by C&IS often include investment management, securities lending, transition management and commission recapture services provided through the Northern Trust Global Investments business unit. Services with respect to securities traded in foreign markets are provided primarily through the Bank’s London Branch. Related foreign exchange services are rendered at the London and Singapore Branches as well as in Chicago. In addition to investment asset administration services, C&IS offers a comprehensive array of retirement consulting, actuarial and recordkeeping services through Northern Trust Retirement Consulting, L.L.C. At December 31, 2002, total assets under administration, excluding personal trust assets, were $1.35 trillion, of which $214.8 billion were managed.

C&IS also offers a full range of commercial banking services through the Bank, placing special emphasis on developing and supporting institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Treasury management services are provided to corporations and financial institutions and include a variety of other products and services to accelerate cash collections, control disbursement outflows and generate information to manage cash positions, as well as receivables management or lockbox services supplied by RemitStream, the lockbox services entity owned by Fiserv, Inc. and Northern Trust.

Personal Financial Services (PFS)

Headed by Mark Stevens, President—Personal Financial Services, PFS provides personal trust, custody and investment management services; individual retirement accounts; guardianship; estate administration; banking (including private banking) and residential real estate mortgage lending. PFS services are delivered through the Bank in Illinois and also through a network of national bank subsidiaries with offices in Arizona, California, Colorado, Florida and Texas, and a federal savings bank subsidiary with branch offices in Michigan, Missouri, Nevada, Washington and Wisconsin, and a trust office in Ohio. Northern Trust currently has 82 PFS offices in 12 states. It is currently estimated that there will be approximately 100 PFS offices operating within as many as 15 states by the end of 2005. PFS is one of the largest bank managers of personal trust assets in the United States, with $156.7 billion in assets under administration and $87.7 billion in assets under management at December 31, 2002.

In November 2002, Northern Trust signed a definitive agreement to acquire Legacy South, an Atlanta-based private wealth management firm that services high net worth individuals, families and private foundations. Legacy South, established in 1996, has approximately $300 million of assets under management as of year-end. The purchase price is based on the total value of revenues represented by managed assets transferred. The agreement is subject to regulatory approvals and other customary closing conditions, and is expected to close in the first quarter of 2003.

PFS focuses on high net worth individuals, executives, retirees and small/mid-size businesses in each banking subsidiary’s target market. Generally, the financial needs of individuals and families with assets exceeding $100 million are served through its Wealth Management Group.

Northern Trust Global Investments (NTGI)

Headed by Stephen B. Timbers, President—Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and products to domestic and international clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds, including funds of funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as traditional multi-manager products and services. NTGI’s activities also encompass brokerage, securities lending and related services. NTGI’s international relationships include joint ventures, alliances and distribution arrangements with entities in the United Kingdom, Ireland, Germany, Japan and the Cayman Islands.

In 2002, NTGI completed the initial funding of its private equity fund and introduced both an actively managed hedge fund and an arbitrage fund, its second hedge fund of funds. NTGI also undertook a change in entity structure of its UK unregulated collective investment fund to Irish unit trust and variable capital company funds, regulated by the Central Bank of Ireland. Completed in January 2003, this migration will provide for broader distribution of NTGI’s multi-manager capabilities throughout Europe.

On January 31, 2003, Northern Trust closed its acquisition of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income investment management businesses. Under the terms of the agreement, Northern Trust paid approximately $100 million primarily based on assets under management of $44.1 billion. This payment takes into consideration certain assets that are expected to transition during the next several months. Additional payments will also be made as other assets are transitioned later this year.

Worldwide Operations and Technology (WWOT)

Headed by Timothy J. Theriault, President—Worldwide Operations and Technology, WWOT supports all of Northern Trust’s business activities, including the sales, relationship management, asset management, securities lending, transaction processing and product management activities of C&IS, PFS and NTGI. These activities are conducted principally in the operations and technology centers in Chicago and London. The Northern Trust Company of New York is also part of this unit.

Risk Management

The Risk Management Unit, headed by Vice Chairman and Chief Financial Officer Perry R. Pero, includes the Credit Policy and Treasury functions. The Credit Policy function is described in the sections of the Annual Report to Shareholders for the year ended December 31, 2002 referenced on pages 45–46. The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the portfolio of interest rate risk management instruments under the direction of the Corporate Asset and Liability Policy Committee. It is also responsible for the investment portfolios of the Corporation and the Bank and provides investment advice and management services to the subsidiary banks.

The Risk Management Unit also includes the Corporate Controller, Corporate Treasurer, Investor Relations and Economic Research functions.

GOVERNMENT POLICIES

The earnings of Northern Trust are affected by numerous external influences. Chief among these are general economic conditions, both domestic and international, and actions that the United States and foreign governments and their central banks take in managing their economies. These general conditions affect all of the Northern Trust’s businesses, as well as the quality, value and profitability of their loan and investment portfolios.

The Board of Governors of the Federal Reserve System is an important regulator of domestic economic conditions and has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by its open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of Northern Trust’s resources.

COMPETITION

The businesses in which Northern Trust operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations.

Northern Trust’s principal business strategy is to provide quality financial services to targeted markets in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a select group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected markets with good growth characteristics and providing a high level of individualized service to its clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to operate with a strong management team that includes senior officers having broad experience and long tenure.

Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and investment banking firms offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, trust companies, investment banking firms, insurance companies, investment counseling firms, and others offer active competition. A wide variety of domestic and foreign companies compete for settlement and other services.

REGULATION AND SUPERVISION

Bank Holding Company Act

The Corporation is subject to the supervision, examination and regulation of the Federal Reserve Board under the Bank Holding Company Act (BHCA). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Corporation’s activities and those of its banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, not for the protection of bank holding company stockholders or creditors. The banking regulators have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violation of laws and regulations.

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Illinois Office of Banks and Real Estate. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area.

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Office of the Comptroller of the Currency. Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Trust Securities, Inc. is registered as a broker-dealer with the SEC and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both of these bodies. Northern Trust Retirement Consulting, L.L.C., Northern Trust Global Advisors, Inc., Northern Trust Investments, Inc., and Northern Trust Bank, FSB are each registered with the SEC under the Investment Advisers Act of 1940 and are subject to that Act and the rules and regulations promulgated thereunder. In addition, Northern Trust Investments, Inc. is subject to regulation by the Illinois Office of Banks and Real Estate, and Northern Trust Retirement Consulting, L.L.C. and the Bank are registered as transfer agents with the SEC under the Securities Exchange Act of 1934 and are subject to that Act and the rules and regulations promulgated thereunder. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are subject to regulation by the SEC under the Investment Company Act of 1940. The Bank also acts as investment adviser of an investment company that is subject to regulation by the Central Bank of Ireland under the Companies Act, 1990. The London Branch of The Northern Trust Company, Northern Trust Global Investments (Europe) Limited, and Northern Trust Global Advisors, Limited are each subject to regulation by the UK Financial Services Authority. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

Functional Regulation

Enacted in late 1999, the Gramm-Leach-Bliley Act (GLBA) establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. A significant component of the functional regulation provided in the GLBA relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLBA amends the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The SEC issued interim final rules to define certain terms in, and grant additional exemptions from, the provisions of the GLBA in May 2001. By order, the SEC has extended the blanket exemption for banks from the definition of “dealer” until February 10, 2003 and from the definition of “broker” until May 12, 2003. The SEC expects to amend its interim final rules and extend the temporary exemptions as appropriate. The GLBA also amends the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds.

The Corporation has completed an evaluation of its securities activities, particularly the fiduciary aspects of these activities, in light of the amendments to the Securities Exchange Act of 1934 and the Investment Advisers

Act of 1940 discussed above, to determine what, if any, additional registrations may be required and whether certain activities currently engaged in should instead be conducted by one of its nonbanking affiliates. The Corporation believes that it has taken the necessary actions in light of this evaluation. Nonetheless, additional SEC rulemaking relating to the GLBA’s broker-dealer exemptions discussed above could require additional evaluation.

The Corporation has not elected to become a financial holding company and would expect to do so if and when it proposes to conduct, outside a financial subsidiary, one of the activities specifically authorized for financial holding companies by the GLBA or if it would be more expeditious to conduct its current activities by means of a financial holding company. The Corporation does expect that the affiliations and activities permitted financial services organizations will over time change the nature of its competition, but it is not possible to predict the full nature and effect of the changes that may occur.

Cross-Guarantees Under the Federal Deposit Insurance Act

Under the Federal Deposit Insurance Act (FDIA), when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the FDIC in connection with the default of any of the others. Each may also be liable for any assistance the FDIC provides to the other institutions. “Default” means the appointment of a conservator or receiver for the institution. Thus, any of the Corporation’s banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with any of the Corporation’s other banking subsidiaries. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under the FDIA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to these provisions of the FDIA.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

Payment of Dividends

The Corporation is a legal entity separate and distinct from its subsidiaries. The principal source of funds for the Corporation is dividends from the Bank. As a result, the Corporation’s ability to pay dividends on its common stock will depend primarily on the ability of the Bank to pay dividends to the Corporation in amounts sufficient to service its obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or other cash flow requirements.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.

Capital Adequacy Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8 percent. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“Tier 2 Capital”). The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring Tier 1 Capital of at least 3 percent of average quarterly total consolidated assets.

The federal banking regulators have also established risk-based and leverage capital guidelines that insured banks and thrifts are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The capital ratios for the Corporation and its banking subsidiaries are provided in the following chart.

	Risk-Based Ratios as of December 31, 2002
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	11.13%	14.13%	7.76%
The Northern Trust Company	9.67	12.69	6.58
Northern Trust Bank of Florida N.A.	10.41	10.98	7.75
Northern Trust Bank, N.A.	11.53	12.41	7.93
Northern Trust Bank of Texas N.A.	13.46	14.46	9.34
Northern Trust Bank of California N.A.	11.00	11.69	8.04
Northern Trust Bank, FSB	10.88	11.31	8.36

Minimum required ratio	4.00	8.00	3.00
“Well capitalized” minimum ratio	6.00	10.00	5.00

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The agencies have also adopted an adjustment to the risk-based capital calculations to cover market risk in trading accounts of certain institutions. The risk-based capital regulations also require banking institutions to effectively measure and monitor their interest rate risk and to maintain adequate capital for that risk.

Domestic bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, have proposed for comment and are considering changes to the risk-based capital adequacy framework that could affect the capital guidelines applicable to bank holding companies and banks. In December 2001, the Committee indicated its desire to issue a new consultative package on the new Basel Capital Accord (BCA). In July 2002, the Committee announced its intention to finalize the new BCA in the fourth quarter of 2003, with implementation of the BCA capital adequacy framework by year-end 2006. The Corporation is monitoring the status and progress of the proposed rule and evaluating the potential impact the BCA, if adopted, would have on the financial condition or results of operations of the Corporation and its banking subsidiaries.

Prompt Corrective Action

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized depository institutions. Depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting the holding company from making distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2002, the Corporation and all of its banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers Of The Federal Banking Agencies

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Corporation and its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under “Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation:

•	the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized;

•	fails to become adequately capitalized when required to do so;

•	fails to submit a timely and acceptable capital restoration plan; or

•	materially fails to implement an accepted capital restoration plan.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to restrictions under federal law, including Regulation W of the Federal Reserve Board, which limit certain transactions with the Corporation, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Corporation, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Anti-Terrorism Legislation

On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Corporation has established policies and procedures to ensure compliance with the Act and the related regulations.

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information and its insurance assessment rate is then determined by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2003 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2003 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2003 debt service assessment was .0168%.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Corporation.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the Corporation, or otherwise obtaining control or a “controlling influence” over the Corporation or its banking subsidiaries.

Interstate Banking and Branching

The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize. De novo branching by thrift institutions (like Northern Trust Bank, FSB) may freely branch on an interstate basis. Moreover, national banks, like many of the Corporation’s banking subsidiaries, may provide trust services in any state to the same extent as a trust company chartered by that state.

Community Reinvestment Act

The Corporation’s banking subsidiaries are subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank has elected to be evaluated for CRA purposes under a strategic plan that details how the Bank intends to satisfy its CRA obligation. The Bank’s revised CRA strategic plan for years 2000 to 2002 was approved by the Federal Reserve on March 10, 2002. Each of the Corporation’s banking subsidiaries, including the Bank, received at least a satisfactory CRA rating from its regulator at its most recent CRA examination.

Privacy

The GLBA also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to the GLBA. In addition, the GLBA requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Future Legislation

Various legislation is from time to time introduced in Congress, and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and the operating environment of the Corporation and its banking subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of the Corporation or its banking subsidiaries.

STAFF

Northern Trust employed 9,317 full-time equivalent officers and staff members as of December 31, 2002, approximately 6,611 of whom were employed by the Bank.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference.

Schedule	2002 Annual Report Page(s)
Ratios	31
Foreign Outstandings	49
Nonperforming Assets and 90 Day Past Due Loans	50
Average Statement of Condition with Analysis of Net Interest Income	92–93

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2002
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Average Maturity
Securities Held to Maturity
Obligations of States and Political Subdivisions	$32.8	9.19%	$62.8	8.94%	$248.4	7.38%	$412.8	7.32%	120 mos.
Federal Agency	1.4	6.81	3.8	5.76	1.6	5.11	1.6	4.87	71 mos.
Other—Fixed	23.1	6.10	55.5	7.94	51.5	8.20	7.2	6.15	62 mos.
—Floating	.3	2.41	2.0	2.41	.2	3.63	—	—	32 mos.

Total Securities Held to Maturity	$57.6	7.86%	$124.1	8.29%	$301.7	7.51%	$421.6	7.29%	111 mos.

Securities Available for Sale
U.S. Government	$103.0	2.44%	$1.0	3.75%	$—	—%	$—	—%	4 mos.
Obligations of States and Political Subdivisions	—	—	—	—	12.1	6.59	21.0	6.65	127 mos.
Federal Agency	4,473.1	1.60	551.1	2.62	.2	3.48	—	—	4 mos.
Other—Fixed	82.8	1.72	65.4	2.24	—	—	20.8	5.97	25 mos.
—Floating	52.5	1.40	50.1	1.48	6.1	2.21	242.0	4.62	90 mos.

Total Securities Available for Sale	$4,711.4	1.62%	$667.6	2.50%	$18.4	5.10%	$283.8	4.87%	11 mos.

	December 31, 2001
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Average Maturity
Securities Held to Maturity
Obligations of States and Political Subdivisions	$20.2	9.57%	$80.9	9.36%	$176.0	7.87%	$251.8	7.64%	114 mos.
Federal Agency	1.0	7.05	2.0	6.70	1.0	6.22	.9	5.38	85 mos.
Other—Fixed	13.6	7.49	51.8	7.88	54.7	8.10	6.8	5.79	76 mos.
—Floating	—	—	2.2	4.45	.7	4.62	—	—	40 mos.

Total Securities Held to Maturity	$34.8	8.68%	$136.9	8.68%	$232.4	7.91%	$259.5	7.59%	106 mos.

Securities Available for Sale
U.S. Government	$158.9	3.35%	$—	—%	$—	—%	$—	—%	6 mos.
Obligations of States and Political Subdivisions	—	—	—	—	10.2	6.58	19.8	6.65	139 mos.
Federal Agency	5,181.1	2.21	6.9	2.74	.9	2.90	—	—	2 mos.
Other—Fixed	—	—	—	—	—	—	20.2	5.97	120 mos.
—Floating	.1	5.29	—	—	5.9	2.77	244.6	4.84	119 mos.

Total Securities Available for Sale	$5,340.1	2.24%	$6.9	2.74%	$17.0	5.05%	$284.6	5.05%	9 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2002	2001	2000	1999	1998
Securities Held to Maturity
U.S. Government	$—	$—	$55.0	$55.1	$55.3
Obligations of States and Political Subdivisions	756.8	528.9	435.7	476.0	261.8
Federal Agency	8.4	4.9	5.5	.9	3.0
Other	139.8	129.8	282.2	220.7	152.4

Total Securities Held to Maturity	$905.0	$663.6	$778.4	$752.7	$472.5

Securities Available for Sale
U.S. Government	$104.0	$158.9	$174.6	$192.0	$260.0
Obligations of States and Political Subdivisions	33.1	30.0	15.7	15.3	266.1
Federal Agency	5,024.4	5,188.9	6,172.1	5,105.6	4,695.4
Other	519.7	270.8	115.4	167.1	153.7

Total Securities Available for Sale	$5,681.2	$5,648.6	$6,477.8	$5,480.0	$5,375.2

Average Total Securities	$7,202.2	$8,533.7	$9,687.0	$7,956.4	$7,470.8

Total Securities at Year-End	$6,593.9	$6,331.1	$7,269.6	$6,243.7	$5,856.8

Loans and Leases by Type

	December 31
(In Millions)	2002	2001	2000	1999	1998
Domestic
Residential Real Estate	$7,808.1	$7,427.9	$6,822.8	$6,257.7	$5,885.2
Commercial	3,968.3	4,741.6	4,796.8	4,704.1	3,937.9
Broker	8.8	11.8	126.4	88.8	147.6
Commercial Real Estate	1,168.5	1,025.6	911.0	780.4	677.1
Personal	2,480.8	2,208.8	2,289.3	1,659.9	1,463.4
Other	959.3	768.6	1,207.1	566.5	509.6
Lease Financing	1,276.0	1,202.6	1,034.4	691.5	528.3

Total Domestic	17,669.8	17,386.9	17,187.8	14,748.9	13,149.1
International	393.9	593.0	956.8	625.6	497.8

Total Loans and Leases	$18,063.7	$17,979.9	$18,144.6	$15,374.5	$13,646.9

Average Loans and Leases	$17,614.2	$17,850.5	$16,548.6	$14,547.8	$13,315.0

Remaining Maturity of Selected Loans and Leases

	December 31, 2002
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
Domestic (Excluding Residential Real Estate and Personal Loans)
Commercial	$3,968.3	$2,898.6	$777.8	$291.9
Commercial Real Estate	1,168.5	287.1	650.4	231.0
Broker and Other	968.1	921.3	25.0	21.8
Lease Financing	1,276.0	111.5	189.8	974.7

Total Domestic	7,380.9	4,218.5	1,643.0	1,519.4
International	393.9	269.1	95.1	29.7

Total Selected Loans and Leases	$7,774.8	$4,487.6	$1,738.1	$1,549.1

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$6,119.1	$3,594.4	$1,210.2	$1,314.5
Variable Rate	1,655.7	893.2	527.9	234.6

Total	$7,774.8	$4,487.6	$1,738.1	$1,549.1

Average Deposits by Type

(In Millions)	2002	2001	2000	1999	1998
Domestic Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$1,746.7	$2,045.9	$2,055.2	$1,980.7	$1,765.6
Correspondent Banks	62.8	49.4	44.4	68.0	87.2
Other	2,534.3	1,993.7	1,870.6	1,606.7	1,375.2

Total	4,343.8	4,089.0	3,970.2	3,655.4	3,228.0

Time
Savings and Money Market	6,196.6	5,753.6	5,203.9	4,845.3	4,263.3
Savings Certificates less than $100,000	765.4	867.7	918.3	1,022.7	1,085.0
Savings Certificates $100,000 and more	1,148.2	1,336.0	1,345.0	1,168.3	1,059.5
Other	367.6	1,110.0	964.6	650.5	571.8

Total	8,477.8	9,067.3	8,431.8	7,686.8	6,979.6

Total Domestic Offices	12,821.6	13,156.3	12,402.0	11,342.2	10,207.6

Foreign Offices
Demand	840.1	804.4	580.4	430.6	503.8
Time	9,687.7	8,649.2	8,064.5	6,592.1	5,781.7

Total Foreign Offices	10,527.8	9,453.6	8,644.9	7,022.7	6,285.5

Total Deposits	$23,349.4	$22,609.9	$21,046.9	$18,364.9	$16,493.1

Average Rates Paid on Time Deposits by Type

	2002	2001	2000	1999	1998
Time Deposits—Domestic Offices
Savings and Money Market	1.13%	2.84%	3.97%	3.21%	3.31%
Savings Certificates less than $100,000	3.49	5.18	5.66	5.40	5.79
Savings Certificates $100,000 and more	3.38	5.18	6.02	5.31	5.60
Other Time	2.55	4.96	6.13	5.03	5.35

Total Domestic Offices	1.71	3.67	4.73	3.98	4.21

Total Foreign Offices Time	1.77	3.62	5.35	4.34	4.95

Total Time Deposits	1.74%	3.65%	5.03%	4.15%	4.55%

Remaining Maturity of Time Deposits $100,000 and More

	December 31, 2002			December 31, 2001
	Domestic Offices			Domestic Offices
(In Millions)	Certificates Of Deposit	Other Time	Foreign Offices	Certificates Of Deposit	Other Time	Foreign Offices

3 Months or Less	$818.2	$1.7	$10,007.6	$985.5	$4.0	$8,372.0
Over 3 through 6 Months	283.4	2.6	138.7	265.1	.8	95.6
Over 6 through 12 Months	217.8	1.3	37.7	251.2	2.2	162.0
Over 12 Months	304.5	2.4	5.2	293.8	2.9	42.1

Total	$1,623.9	$8.0	$10,189.2	$1,795.6	$9.9	$8,671.7

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2002	2001	2000
Balance on December 31	$1,672.5	$815.5	$3,615.0
Highest Month-End Balance	6,616.7	5,389.3	3,947.2
Year—Average Balance	4,175.5	2,839.0	2,644.7
—Average Rate	1.64%	3.87%	6.34%
Average Rate at Year-End	.80	1.29	5.54

Securities Sold under Agreements to Repurchase

($ in Millions)	2002	2001	2000
Balance on December 31	$1,564.0	$1,407.4	$1,577.1
Highest Month-End Balance	1,850.4	2,194.2	3,353.9
Year—Average Balance	1,282.9	1,474.1	1,476.4
—Average Rate	1.59%	3.93%	6.22%
Average Rate at Year-End	.97	1.42	6.16

Other Borrowings

(Includes Treasury Investment Program Balances, Federal Home Loan Bank

Advances and Term Federal Funds Purchased)

($ in Millions)	2002	2001	2000
Balance on December 31	$3,741.0	$6,841.2	$2,629.5
Highest Month-End Balance	6,719.6	6,841.2	6,348.5
Year—Average Balance	2,948.4	3,254.6	3,890.0
—Average Rate	4.69%	5.18%	6.30%
Average Rate at Year-End	3.61	2.68	4.89

Total Purchased Funds

($ in Millions)	2002	2001	2000
Balance on December 31	$6,977.5	$9,064.1	$7,821.6
Year—Average Balance	8,406.8	7,567.7	8,011.1
—Average Rate	2.70%	4.45%	6.30%

Commercial Paper

($ in Millions)	2002	2001	2000
Balance on December 31	$143.6	$137.7	$142.4
Highest Month-End Balance	148.8	149.7	150.3
Year—Average Balance	140.1	137.5	138.3
—Average Rate	1.79%	4.05%	6.40%
Average Rate at Year-End	1.52	2.06	6.47

Changes in Net Interest Income

	2002/2001			2001/2000
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$(2.0)	$(15.5)	$(17.5)	$5.9	$(16.8)	$(10.9)
Time Deposits with Banks	82.0	(72.4)	9.6	40.5	(52.2)	(11.7)
Other Interest-Bearing	.2	(.6)	(.4)	(1.1)	(1.2)	(2.3)
Securities
U.S. Government	(.9)	(5.2)	(6.1)	(2.8)	(1.5)	(4.3)
Obligations of States and Political Subdivisions	11.3	(1.3)	10.0	1.6	(.5)	1.1
Federal Agency	(29.6)	(195.4)	(225.0)	(51.1)	(177.3)	(228.4)
Other	4.6	(6.6)	(2.0)	(.3)	(3.6)	(3.9)
Trading Account	(.2)	(.1)	(.3)	.1	(.3)	(.2)
Loans and Leases	(11.8)	(203.6)	(215.4)	79.6	(149.3)	(69.7)

Total	$53.6	$(500.7)	$(447.1)	$72.4	$(402.7)	$(330.3)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$5.0	$(98.3)	$(93.3)	$15.6	$(59.0)	$(43.4)
Savings Certificates	(9.9)	(38.8)	(48.7)	(3.1)	(15.7)	(18.8)
Other Time	(18.9)	(26.7)	(45.6)	7.2	(11.3)	(4.1)
Foreign Offices Time	18.4	(159.8)	(141.4)	21.2	(139.3)	(118.1)
Federal Funds Purchased	21.9	(63.3)	(41.4)	7.5	(65.5)	(58.0)
Securities Sold Under Agreements to Repurchase	(3.0)	(34.6)	(37.6)	(.1)	(33.7)	(33.8)
Commercial Paper	—	(3.1)	(3.1)	—	(3.2)	(3.2)
Other Borrowings	(14.4)	(16.0)	(30.4)	(32.9)	(43.7)	(76.6)
Senior Notes	(2.5)	.2	(2.3)	(1.2)	.2	(1.0)
Long-Term Debt	1.1	(.3)	.8	7.5	(.9)	6.6
Debt-Floating Rate Capital Securities	—	(6.7)	(6.7)	—	(5.9)	(5.9)

Total	$(2.3)	$(447.4)	$(449.7)	$21.7	$(378.0)	$(356.3)

Increase (Decrease) in Net Interest Income	$55.9	$(53.3)	$2.6	$50.7	$(24.7)	$26.0

Note: Changes not due only to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2002	2001	2000	1999	1998
Balance at Beginning of Year	$161.6	$162.9	$150.9	$146.8	$147.6
Charge-Offs
Residential Real Estate	.1	.2	.4	1.0	.8
Commercial	28.7	66.7	12.1	7.2	9.6
Commercial Real Estate	.1	.9	.2	.3	.3
Personal	1.2	.4	.7	1.1	.8
Other	1.5	.8	.1	.2	.3
Lease Financing	5.0	—	—	—	—
International	—	—	—	—	—

Total Charge-Offs	36.6	69.0	13.5	9.8	11.8

Recoveries
Residential Real Estate	.1	—	.1	.2	.2
Commercial	5.3	.5	.8	.6	.6
Commercial Real Estate	.4	.5	.2	.1	.7
Personal	.1	.2	.2	.4	.3
Other	—	—	.2	.1	—
Lease Financing	—	—	—	—	—
International	.1	—	—	—	—

Total Recoveries	6.0	1.2	1.5	1.4	1.8

Net Charge-Offs	30.6	67.8	12.0	8.4	10.0
Provision for Credit Losses	37.5	66.5	24.0	12.5	9.0
Reserve Related to Acquisitions	—	—	—	—	.2

Net Change in Reserve	6.9	(1.3)	12.0	4.1	(.8)

Balance at End of Year	$168.5	$161.6	$162.9	$150.9	$146.8

Reserve Assigned To:
Loans and Leases	$161.1	$154.3	$152.6	$135.3	$130.3
Unfunded Commitments, Standby Letters of Credit and Derivatives	7.4	7.3	10.3	15.6	16.5

Total Reserve for Credit Losses	$168.5	$161.6	$162.9	$150.9	$146.8

Loans and Leases at Year-End	$18,063.7	$17,979.9	$18,144.6	$15,374.5	$13,646.9

Average Total Loans and Leases	$17,614.2	$17,850.5	$16,548.6	$14,547.8	$13,315.0

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.17%	.38%	.07%	.05%	.07%
Provision for Credit Losses	.21	.37	.13	.08	.07
Reserve at Year-End Assigned to Loans and Leases	.89	.86	.84	.88	.95

As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.17%	.38%	.07%	.06%	.07%
Reserve at Year-End Assigned to Loans and Leases	.91	.86	.92	.93	.98

International Operations (Based on Obligor’s Domicile)

See also Note 26 titled “Business Segments and Related Information” on pages 85 and 86 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)	2002	2001	2000	1999	1998
Total Assets	$9,349.1	$6,299.9	$5,171.0	$4,595.1	$3,883.9

Time Deposits with Banks	8,081.3	4,831.2	3,811.0	3,548.3	2,827.0
Other Money Market Assets	—	—	—	1.8	—
Loans	502.9	824.2	770.0	544.7	651.4
Customers’ Acceptance Liability	1.7	2.5	1.2	.7	.7
Foreign Investments	30.1	22.6	26.5	26.7	27.4

Total Liabilities	$11,559.2	$10,178.6	$9,355.4	$7,665.7	$6,815.5

Deposits	11,067.5	9,909.7	9,072.9	7,443.1	6,640.9
Liability on Acceptances	1.7	2.5	1.2	.7	.7

Percent of International-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2002	2001	2000	1999	1998
Assets	25%	18%	15%	15%	14%

Liabilities	31	29	27	25	25

Reserve for Credit Losses Relating to International Operations

(In Millions)	2002	2001	2000	1999	1998
Balance at Beginning of Year	$5.8	$3.4	$3.5	$3.6	$5.0
Charge-Offs	—	—	—	—	—
Recoveries	.1	—	—	—	—
Provision for Credit Losses	(4.3)	2.4	(.1)	(.1)	(1.4)

Balance at End of Year	$1.6	$5.8	$3.4	$3.5	$3.6

The Securities and Exchange Commission requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses assigned to loans and leases is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.

Distribution of International Loans and Deposits by Type

	December 31
Loans (in millions)	2002	2001	2000	1999	1998
Commercial	$90.6	$237.7	$165.4	$178.1	$168.9
Foreign Governments and Official Institutions	112.4	108.7	172.3	150.1	84.0
Banks	19.9	30.5	266.6	58.0	99.3
Other	171.0	216.1	352.5	239.4	145.6

Total	$393.9	$593.0	$956.8	$625.6	$497.8

	December 31
Deposits (in millions)	2002	2001	2000
Commercial	$9,693.2	$7,985.2	$6,926.1
Foreign Governments and Official Institutions	820.8	705.9	2,320.5
Banks	730.8	952.2	589.2
Other Time	408.3	396.7	565.4
Other Demand	23.3	23.9	14.1

Total	$11,676.4	$10,063.9	$10,415.3

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002:

Notes to Consolidated Financial Statements	2002 Annual Report Page(s)
1. Accounting Policies
F. Derivative Financial Instruments	64
G. Loans and Leases	64–65
H. Reserve for Credit Losses	65
K. Other Real Estate Owned	65
5. Loans and Leases	68–69
6. Reserve for Credit Losses	69
20. Contingent Liabilities	79
21. Off-Balance Sheet and Derivative Financial Instruments	79–82

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management	45–53

In addition, the schedules on pages 22 through 24 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to International Operations

Distribution of International Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 53 to 55 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, and incorporated herein by reference on page 29 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

(In Millions)	December 31
	2002	2001
Assets
Cash and Due from Banks	$2,579.8	$2,517.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,185.3	3,651.3
Time Deposits with Banks	8,266.8	6,954.3
Other Interest-Bearing	453.7	280.5
Securities
Available for Sale	5,272.9	5,303.8
Held to Maturity (Fair Value—$895.6 in 2002 and $639.6 in 2001)	859.5	630.7

Total Securities	6,132.4	5,934.5

Loans and Leases
Commercial and Other	7,440.4	8,084.8
Residential Mortgages	3,484.5	3,488.7

Total Loans and Leases (Net of unearned income—$397.8 in 2002 and $427.4 in 2001)	10,924.9	11,573.5

Reserve for Credit Losses Assigned to Loans and Leases	(122.6)	(118.2)
Buildings and Equipment	377.4	360.9
Customers’ Acceptance Liability	20.5	5.9
Trust Security Settlement Receivables	608.5	571.4
Other Assets	1,547.7	1,033.7

Total Assets	$31,974.4	$32,765.7

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,686.3	$5,327.8
Savings and Money Market	3,518.6	3,702.6
Savings Certificates	970.7	1,138.6
Other Time	131.4	210.8
Foreign Offices—Demand	888.7	872.9
—Time	10,162.0	8,551.0

Total Deposits	20,357.7	19,803.7

Federal Funds Purchased	1,801.5	932.8
Securities Sold under Agreements to Repurchase	1,497.9	1,332.9
Other Borrowings	3,183.9	6,337.3
Senior Notes	450.0	450.0
Long-Term Debt	779.8	780.9
Liability on Acceptances	20.5	5.9
Other Liabilities	1,745.3	1,144.9

Total Liabilities	29,836.6	30,788.4

Stockholder’s Equity
Capital Stock—Par Value $60	213.8	213.8
Surplus	245.3	245.3
Undivided Profits	1,670.3	1,517.8
Accumulated Other Comprehensive Income	8.4	.4

Total Stockholder’s Equity	2,137.8	1,977.3

Total Liabilities and Stockholder’s Equity	$31,974.4	$32,765.7

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2002	2001	2000
Noninterest Income
Trust Fees	$854.9	$872.5	$766.6
Foreign Exchange Trading Profits	106.2	139.7	152.6
Treasury Management Fees	93.4	84.2	72.5
Security Commissions and Trading Income	.6	.6	.9
Other Operating Income	58.0	74.5	57.7
Investment Security Gains, net	.1	.1	.3

Total Noninterest Income	1,113.2	1,171.6	1,050.6

Interest Income
Loans and Leases	477.4	664.4	762.0
Securities
—Available for Sale	113.7	333.1	544.6
—Held to Maturity	31.7	27.3	36.7

Total Securities	145.4	360.4	581.3

Time Deposits with Banks	203.8	194.3	205.9
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	33.5	50.9	68.7

Total Interest Income	860.1	1,270.0	1,617.9

Interest Expense
Deposits	238.4	501.1	670.4
Federal Funds Purchased	70.0	116.1	175.5
Securities Sold under Agreements to Repurchase	19.5	55.3	85.5
Other Borrowings	70.8	107.7	203.7
Senior Notes	31.2	33.4	34.3
Long-Term Debt	53.8	52.2	44.6

Total Interest Expense	483.7	865.8	1,214.0

Net Interest Income	376.4	404.2	403.9
Provision for Credit Losses	32.6	63.7	23.5

Net Interest Income after Provision for Credit Losses	343.8	340.5	380.4

Income before Noninterest Expenses	1,457.0	1,512.1	1,431.0

Noninterest Expenses
Compensation	464.4	479.8	478.2
Employee Benefits	91.8	86.4	78.0
Occupancy Expense	68.3	66.3	59.5
Equipment Expense	71.9	67.0	57.6
Other Operating Expenses	297.5	285.7	263.8

Total Noninterest Expenses	993.9	985.2	937.1

Income before Income Taxes	463.1	526.9	493.9
Provision for Income Taxes	150.6	169.8	158.6

Net Income	$312.5	$357.1	$335.3

Dividends Paid to the Corporation	$160.0	$240.0	$175.0

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
William A. Osborn (55)	Chairman (10/3/95), Chief Executive Officer (6/30/95) and President (1/1/03)
William R. Dodds (50)	Senior Vice President (1/19/88) and Treasurer (1/21/03)
Orie L. Dudley (58)	Executive Vice President and Chief Investment Officer (10/16/00)
Steven L. Fradkin (41)	Executive Vice President—Finance (1/21/03)
John P. Grube (56)	Executive Vice President (5/16/00) and Chairman of Credit Policy (6/30/00)
Timothy P. Moen (50)	Executive Vice President and Head of Human Resources (4/16/02)
William L. Morrison (52)	Executive Vice President and President—PFS National (5/21/02)
Perry R. Pero (63)	Vice Chairman (9/21/99) and Chief Financial Officer (9/1/88)
Peter L. Rossiter (54)	Executive Vice President (11/1/92) and President—C&IS (9/29/00)
Harry W. Short (55)	Executive Vice President (9/21/99) and Controller (10/11/94)
Mark Stevens (55)	Executive Vice President (2/1/96) and President—PFS (1/20/98)
Timothy J. Theriault (42)	Executive Vice President (4/16/02) and President—WWOT (5/31/02)
Stephen B. Timbers (58)	Executive Vice President and President—NTGI (2/23/98)
Kelly R. Welsh (50)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)
Alison A. Winter (56)	Executive Vice President and President—PFS Midwest (5/21/02)

With the exception of Messrs. Dudley, Moen and Welsh, all of the executive officers have been officers of the Corporation, or a subsidiary of the Corporation, for more than five years. The prior business experience of Messrs. Dudley, Moen and Welsh is set forth below:

Orie L. Dudley: June 2000–September 2000—Chief Executive Officer and Acting Chief Investment Officer of Scottish Widows Investment Partnership, Ltd.; January 1998–June 2000—Chief Executive Officer of Scottish Widows Investment Management.

Timothy P. Moen: September 2001–present—Executive Vice President and Head of Human Resources of the Bank; October 1998–June 2001—Executive Vice President and Head of Human Resources of Bank One Corporation; December 1995–October 1998—Executive Vice President and Head of Human Resources of First Chicago NBD Corporation.

Kelly R. Welsh: November 1996–November 1999—Executive Vice President and General Counsel of Ameritech Corporation.

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

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 479,000 square feet of space principally for staff divisions of the business units. The Bank also leases approximately 20,000 square feet of a building at 125 South Wacker Drive in Chicago for banking operations and personal banking services. Financial services are also provided by the Bank at 19 other Chicago metropolitan area locations, five of which are owned and 14 of which are leased. The Bank’s trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago and its computer data center is located in a 340,000 square foot facility at 840 South Canal Street in Chicago, with supplementary operations space to be opened in the western suburbs of Chicago in spring 2003. Space for the Bank’s London and Singapore branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased. In November 2000, the Bank entered into an agreement to lease 120,000 square feet of office space upon completion of a building to be constructed at Canary Wharf in London. A majority of the Bank’s London-based staff were relocated to the facility during the third quarter of 2002. Northern Trust Retirement Consulting, L.L.C., located in Atlanta, Georgia, leases approximately 140,000 square feet of office space. The Corporation’s other subsidiaries operate from 90 locations, 18 of which are owned and 72 of which are leased. The addresses of Northern Trust locations can be found on pages 96 and 97 in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 7 titled “Buildings and Equipment” and Note 8 titled “Lease Commitments” on pages 69 and 70 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 20 titled “Contingent Liabilities” on page 79 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 91 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 15 titled “Restrictions on Subsidiary Dividends and Loans or Advances” on page 75 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 31 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 31 through 58 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 53 through 55 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2002 Annual Report Page(s)
Consolidated Balance Sheet—December 31, 2002 and 2001. . . . . . . . . . . . . . . .. . . . . . . . . . . . .	59
Consolidated Statement of Income—Years Ended December 31, 2002, 2001 and 2000. . . .. . . .	60
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2002, 2001 and 2000	60
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2002, 2001 and 2000	61
Consolidated Statement of Cash Flows—Years Ended December 31, 2002, 2001 and 2000	62

For Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2002 and 2001	88
Condensed Statement of Income—Years Ended December 31, 2002, 2001 and 2000	88
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2002, 2001 and 2000	60
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2002, 2001 and 2000	61
Condensed Statement of Cash Flows—Years Ended December 31, 2002, 2001 and 2000	89

Notes to Consolidated Financial Statements	63–89

Report of Independent Public Accountants	90

The section titled “Quarterly Financial Data” on page 91 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 5 through 7 of the Corporation’s definitive 2003 Notice and Proxy Statement filed on March 10, 2003 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2003. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 10 of the Corporation’s definitive 2003 Notice and Proxy Statement filed on March 10, 2003 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2003.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to page 10 and pages 15 through 25 of the Corporation’s definitive 2003 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2003.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 11 through 14 of the Corporation’s definitive 2003 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2003.

The following table provides information as of December 31, 2002 with respect to the Corporation’s compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	22,567,466	(2)	$45.15	18,798,431	(4)
Equity compensation plans not approved by security holders	15,000	(5)	N/A	0

Total	22,582,466		$45.15	18,798,431

(1)	These plans are the Corporation’s Amended 1992 Incentive Stock Plan and the 2002 Stock Plan.
(2)	Consists of 20,559,945 stock options, 801,000 performance shares and 1,206,521 stock units.
(3)	Weighted average exercise price of outstanding stock options, excluding performance shares and stock units, which were granted at no cost to the participant.
(4)	All of these shares are issuable under the 2002 Stock Plan.
(5)	Consists of stock units under the terms of the 1997 Deferred Compensation Plan for Non-Employee Directors. These stock units represent shares deferred at the election of the director and will be distributed following retirement.

Item 13—Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to page 10 of the Corporation’s definitive 2003 Notice and Proxy Statement filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2003.

Item 14—Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.    The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Northern Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b)  Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in Northern Trust’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2002 and 2001.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2002, 2001 and 2000.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2002 and 2001.

Consolidated Statement of Income—Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Cash Flows—Years Ended December 31, 2002, 2001 and 2000.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002:

Financial Statements of Northern Trust Corporation (Corporation):

Condensed Balance Sheet—December 31, 2002 and 2001.

Condensed Statement of Income—Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2002, 2001 and 2000.

Condensed Statement of Cash Flows—Years Ended December 31, 2002, 2001 and 2000.

The Notes to Consolidated Financial Statements as of December 31, 2002, incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Public Accountants incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2002 pertains to the consolidated financial statements and Corporation only information listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)3—Exhibits

The exhibits listed on the Exhibit Index beginning on page 37 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 15(b)—Reports on Form 8-K

In a report on Form 8-K filed October 2, 2002, Northern Trust incorporated by reference in Item 5 its September 27, 2002 press release of the registrant and Deutsche Bank AG, reporting that they had signed a definitive agreement for the sale of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income business. The press release, with financial information, was filed as an exhibit pursuant to Item 7 of Form 8-K.

In a report on Form 8-K filed October 7, 2002, Northern Trust incorporated by reference in Item 5 its October 4, 2002 press release reporting on expected third quarter earnings. The press release, with financial information, was filed as an exhibit pursuant to Item 7 of Form 8-K.

In a report on Form 8-K filed October 16, 2002, Northern Trust incorporated by reference in Item 5 its October 16, 2002 press release, reporting on its earnings for the third quarter and nine months of 2002. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2003

Northern Trust Corporation (Registrant)

By:	/S/ WILLIAM A. OSBORN
William A. Osborn Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/S/ WILLIAM A. OSBORN William A. Osborn	Chairman of the Board, Chief Executive Officer, President and Director

/S/ PERRY R. PERO Perry R. Pero	Vice Chairman and Chief Financial Officer

/S/ HARRY W. SHORT Harry W. Short	Executive Vice President and Controller (Chief Accounting Officer)

Duane L. Burnham	Director	) ) ) ) ) ) ) ) ) ) ) ) ) ) ) )
Dolores E. Cross	Director
Susan Crown	Director
Robert S. Hamada	Director
Robert A. Helman	Director
Arthur L. Kelly	Director		By:	/S/ KELLY R. WELSH
Frederick A. Krehbiel	Director			Kelly R. Welsh Attorney-in-Fact
Robert C. McCormack	Director
Edward J. Mooney	Director
John W. Rowe	Director
Harold B. Smith	Director
William D. Smithburg	Director
Date: March 10, 2003

Certifications

I, William A. Osborn, Chairman, Chief Executive Officer and President, certify that:

1.  I have reviewed this annual report on Form 10-K of Northern Trust Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/S/ WILLIAM A. OSBORN
William A. Osborn Chairman, Chief Executive Officer and President

I, Perry R. Pero, Vice Chairman and Chief Financial Officer, certify that:

1.  I have reviewed this annual report on Form 10-K of Northern Trust Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/S/ PERRY R. PERO
Perry R. Pero Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

The following Exhibits are filed herewith or are incorporated herein by reference.

Exhibit Number	Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws

	(i) Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(17)

	(ii) By-laws as amended to date	(21)

(4)	Instruments Defining the Rights of Security Holders

	(i) Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(19)

	(ii) Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	Filed Herewith

	(iii) Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(19)

	(iv) Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	Filed Herewith

	(v) Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(4)

	(vi) Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(16)

(10)	Material Contracts

	(i) Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)	(1)

	(ii) Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002	(20)

	(1) Amendment Number One dated as of August 21, 2002	(23)
	(2) Amendment Number Two dated as of November 19, 2002	Filed Herewith
	(3) Amendment Number Three dated as of November 19, 2002	Filed Herewith

	(iii) Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank,which, effective January 1, 1998, was succeeded by U.S. Trust Company, N.A. dated January 26, 1989	(2)

	(1) Amendment dated February 21, 1995	(6)
	(2) Amendment dated January 2, 1998	(7)

	(iv) Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(3)

Exhibit Number	Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith

	(v) Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Restated Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Restated Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Restated Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**	(9)

	(1) Amendment dated August 31, 1999	(15)
	(2) Amendment dated as of May 16, 2000	(17)

	(vi) Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999**	(15)

	(1) Amendment dated as of May 16, 2000	(17)

	(2) Amendment dated as of January 1, 2002	(21)

	(vii) Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999**	(15)

	(1) Amendment dated December 31, 1999	(16)
	(2) Amendment dated as of May 16, 2000	(17)
	(3) Amendment dated as of January 1, 2002	(21)

	(viii) Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999**	(15)

	(1) Amendment dated as of May 16, 2000	(17)
	(2) Amendment dated as of September 25, 2001	(19)
	(3) Amendment dated as of January 15, 2002	(21)

	(ix) Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998**	(9)

	(1) Amendment dated as of May 16, 2000	(17)

	(x) Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (now known as Wells Fargo Bank Minnesota, N.A.)	(8)

	(1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(10)
	(2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(11)

	(xi) Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant)	(18)

	(1) Amendment dated as of July 11, 2002	(23)

	(xii) Lease dated December 29, 2000 between Metropolitan Life Insurance Company (Landlord) and The Northern Trust Company (Tenant)	(18)

Exhibit Number	Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith

	(xiii) Amended 1992 Incentive Stock Plan**	(5)

	(1) Amendment dated January 20, 1998	(14)
	(2) Amendment dated September 15, 1998	(14)
	(3) Amendment dated May 18, 1999	(14)
	(4) Amendment dated September 25, 2001	(19)

	(xiv) Northern Trust Corporation 2002 Stock Plan	(21)

	(xv) Northern Trust Corporation Management Performance Plan**	(13)

	(xvi) Northern Trust Corporation (2002) Annual Performance Plan**	(22)

	(xvii) Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(12)

	(xviii) Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended**	(12)

	(xix) Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 11 executive officers—as amended**	(3)

	(1) Amendment dated as of September 25, 2001	(19)
	(2) Amendment dated as of January 15, 2002	(21)

	(xx) Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 32 officers**	(3)

	(1) Amendment dated as of September 25, 2001	(19)
	(2) Amendment dated as of January 15, 2002	(21)

	(xxi) Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 4 officers**	(3)

	(1) Amendment dated as of September 25, 2001	(19)
	(2) Amendment dated as of January 15, 2002	(21)

	(xxii) Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(4)

	(xxiii) Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)

	(xxiv) Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(5)

	(xxv) Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(5)

	(xxvi) Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 20, 1998	(12)

Exhibit Number	Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith

	(xxvii) Lease Agreement between Perimeter Summit Parcel 3 Limited Partnership (Landlord) and Northern Trust Retirement Consulting, L.L.C. (Tenant) dated as of November 5, 1999	(18)

	(1) First Amendment dated as of February 29, 2000	(18)
	(2) Second Amendment dated as of September 8, 2000	(18)

(xxviii)     Leases made November 25, 2002 between Heron Quays (HQ4) T1 Limited and Heron Quays (HQ4) T2 Limited (together the Landlord), Canary Wharf Management Limited and The Northern Trust Company relating to:

	(1) Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	Filed Herewith
	(2) Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	Filed Herewith
	(3) Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	Filed Herewith

	(xxix) Northern Trust Corporation Severance Plan	(21)

	(xxx) Consulting Agreement dated as of February 1, 2003 between Northern Trust Corporation and Barry G. Hastings	Filed Herewith

(13)	2002 Annual Report to Shareholders	Filed Herewith

(21)	Subsidiaries of the Registrant	Filed Herewith

(23)	Consent of Independent Public Accountants	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(99)	Additional Exhibits

	(i) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

	(ii) Northern Trust Corporation Corporate Governance Guidelines Effective February 18, 2003	Filed Herewith

*	Prior Filings (File No. 0-5965)
(1)	Annual Report on Form 10-K for the year ended December 31, 1988
(2)	Form 8-K dated January 26, 1989
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)	Form 8-K dated January 22, 1997
(5)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)	Annual Report on Form 10-K for the year ended December 31, 1997
(7)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)	Form 8-A dated July 24, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10)	Form 8-K dated November 20, 1998
(11)	Form 8-K dated February 19, 1999
(12)	Annual Report on Form 10-K for the year ended December 31, 1998
(13)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(14)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(16)	Annual Report on Form 10-K for the year ended December 31, 1999
(17)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(18)	Annual Report on Form 10-K for the year ended December 31, 2000
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(20)	Annual Report on Form 10-K for the year ended December 31, 2001
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(22)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(23)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
**	Denotes management contract or compensatory plan or arrangement

Upon written request to Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request. In addition, prior filings in which the exhibits listed above are included are available free of charge through our web site www.northerntrust.com, if the filings were made on or after May 1, 1996. Information contained on the web site is not part of this report.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of the Corporation not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.