Form 10-Q
period 2003-03-31
NORTHERN TRUST CORP
filed 2003-05-05
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes  ☒    No  ☐

220,415,774 Shares—$1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2003)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

	March 31	December 31	March 31
($ In Millions Except Share Information)	2003	2002	2002
Assets
Cash and Due from Banks	$1,355.7	$2,672.2	$1,534.8
Federal Funds Sold and Securities Purchased under Agreements to Resell	876.7	964.8	336.9
Time Deposits with Banks	6,438.7	8,268.2	7,301.6
Other Interest-Bearing	101.8	99.3	24.1
Securities
Available for Sale	6,559.4	5,681.2	8,304.6
Held to Maturity (Fair value—$1,035.4 at March 2003, $942.9 at December 2002, $685.6 at March 2002)	990.9	905.0	676.4
Trading Account	4.2	7.7	9.7

Total Securities	7,554.5	6,593.9	8,990.7

Loans and Leases
Commercial and Other	10,209.4	10,255.6	10,345.7
Residential Mortgages	7,767.3	7,808.1	7,499.8

Total Loans and Leases (Net of unearned income—$423.6 at March 2003, $398.7 at December 2002, $388.9 at March 2002)	17,976.7	18,063.7	17,845.5

Reserve for Credit Losses Assigned to Loans and Leases	(153.3)	(161.1)	(162.4)
Buildings and Equipment	521.6	515.0	493.7
Customers’ Acceptance Liability	1.1	22.5	3.6
Trust Security Settlement Receivables	127.9	608.5	200.8
Other Assets	1,657.4	1,831.2	1,390.2

Total Assets	$36,449.7	$39,478.2	$37,968.6

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,928.5	$5,715.2	$3,959.3
Savings and Money Market	6,963.6	7,101.9	5,901.2
Savings Certificates	1,758.4	1,827.1	1,940.2
Other Time		372.5	341.8331.8
Foreign Offices—Demand	811.0	886.9	743.3
—Time	9,648.4	10,189.2	9,071.0

Total Deposits	24,482.4	26,062.1	21,946.8
Federal Funds Purchased	2,097.7	1,672.5	6,616.7
Securities Sold Under Agreements to Repurchase	1,249.1	1,564.0	1,150.5
Commercial Paper	131.8	143.6	129.9
Other Borrowings	2,443.8	3,741.0	2,603.7
Senior Notes	450.0	450.0	450.0
Long-Term Debt	965.6	765.8	766.5
Debt—Floating Rate Capital Securities	267.8	267.8	267.8
Liability on Acceptances	1.1	22.5	3.6
Other Liabilities	1,334.3	1,789.1	1,201.4

Total Liabilities	33,423.6	36,478.4	35,136.9

Stockholders’ Equity
Preferred Stock	120.0	120.0	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at March 2003, December 2002 and March 2002; Outstanding 220,415,774 at March 2003, 220,800,402 at December 2002 and 221,714,158 at March 2002	379.8	379.8	379.8
Retained Earnings	2,825.1	2,775.3	2,600.7
Accumulated Other Comprehensive Income	4.7	7.1	(5.0)
Common Stock Issuable—Stock Incentive Plans	99.3	118.2	120.1
Deferred Compensation	(42.3)	(40.2)	(50.7)
Treasury Stock—(at cost, 7,505,750 shares at March 2003, 7,121,122 shares at December 2002, and 6,207,366 shares at March 2002)	(360.5)	(360.4)	(333.2)

Total Stockholders’ Equity	3,026.1	2,999.8	2,831.7

Total Liabilities and Stockholders’ Equity	$36,449.7	$39,478.2	$37,968.6

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions Except Per Share Information)	2003	2002
Noninterest Income
Trust Fees	$298.1	$323.0
Foreign Exchange Trading Profits	20.7	24.3
Treasury Management Fees	24.0	23.8
Security Commissions and Trading Income	12.8	9.9
Other Operating Income	17.5	18.2

Total Noninterest Income	373.1	399.2

Net Interest Income
Interest Income	274.6	315.0
Interest Expense	133.9	165.8

Net Interest Income	140.7	149.2
Provision for Credit Losses	5.0	5.0

Net Interest Income after Provision for Credit Losses	135.7	144.2

Noninterest Expenses
Compensation	168.4	162.5
Employee Benefits	36.0	35.8
Occupancy Expense	29.3	26.0
Equipment Expense	23.5	22.6
Other Operating Expenses	112.8	103.4

Total Noninterest Expenses	370.0	350.3

Income before Income Taxes	138.8	193.1
Provision for Income Taxes	44.1	65.5

Net Income	$94.7	$127.6

Net Income Applicable to Common Stock	$94.3	$127.1

Per Common Share
Net Income—Basic	$.43	$.58
—Diluted	.42	.56
Cash Dividends Declared	.17	.17

Average Number of Common Shares Outstanding—Basic	220,373,864	220,854,363
—Diluted	223,435,626	227,373,197

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions)	2003	2002
Net Income	$94.7	$127.6
Other Comprehensive Income (net of tax)
Net Unrealized Losses on Securities Available for Sale	(.1)	(1.4)
Net Unrealized Losses on Cash Flow Hedge Designations	(2.6)	(1.2)
Foreign Currency Translation Adjustments	.3	—

Other Comprehensive Income	(2.4)	(2.6)

Comprehensive Income	$92.3	$125.0

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
(In Millions)	2003	2002
Preferred Stock
Balance at January 1 and March 31	$120.0	$120.0

Common Stock
Balance at January 1 and March 31	379.8	379.8

Retained Earnings
Balance at January 1	2,775.3	2,520.1
Net Income	94.7	127.6
Dividend Declared—Common Stock	(37.5)	(37.7)
Dividends Declared—Preferred Stock	(.3)	(.6)
Stock Issued—Incentive Plan and Awards	(7.1)	(8.7)

Balance at March 31	2,825.1	2,600.7

Accumulated Other Comprehensive Income
Balance at January 1	7.1	(2.4)
Other Comprehensive Income	(2.4)	(2.6)

Balance at March 31	4.7	(5.0)

Common Stock Issuable—Stock Incentive Plans
Balance at January 1	118.2	147.6
Stock Issuable, net of Stock Issued	(18.9)	(27.5)

Balance at March 31	99.3	120.1

Deferred Compensation
Balance at January 1	(40.2)	(58.1)
Compensation Deferred	(7.1)	—
Compensation Amortized	5.0	7.4

Balance at March 31	(42.3)	(50.7)

Treasury Stock
Balance at January 1	(360.4)	(333.5)
Stock Options and Awards	32.9	46.3
Stock Purchased	(33.0)	(46.0)

Balance at March 31	(360.5)	(333.2)

Total Stockholders’ Equity at March 31	$3,026.1	$2,831.7

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
(In Millions)	2003	2002
Cash Flows from Operating Activities:
Net Income	$94.7	$127.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	5.0	5.0
Depreciation on Buildings and Equipment	21.5	20.9
(Increase) Decrease in Interest Receivable	4.3	(12.1)
Decrease in Interest Payable	(3.6)	(2.5)
Amortization and Accretion of Securities and Unearned Income	11.7	(61.6)
Amortization of Computer Software	21.8	20.1
Amortization of Other Intangibles	2.3	1.6
Net Decrease in Trading Account Securities	3.5	9.2
Other Operating Activities, net	(142.3)	(30.7)

Net Cash Provided by Operating Activities	18.9	77.5

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	88.1	3,228.2
Net (Increase) Decrease in Time Deposits with Banks	1,829.5	(345.7)
Net (Increase) Decrease in Other Interest-Bearing Assets	(2.5)	.9
Purchases of Securities-Held to Maturity	(120.8)	(22.0)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	21.0	16.9
Purchases of Securities-Available for Sale	(7,279.9)	(11,808.5)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	6,411.0	9,170.9
Net Decrease in Loans and Leases	56.1	166.3
Purchases of Buildings and Equipment	(28.3)	(25.9)
Purchases and Development of Computer Software	(39.9)	(42.0)
Net Decrease in Trust Security Settlement Receivables	480.6	370.6
Decrease in Cash Due to Acquisitions	(109.0)	—
Other Investing Activities, net	(.4)	1.4

Net Cash Provided by Investing Activities	1,305.5	711.1

Cash Flows from Financing Activities:
Net Decrease in Deposits	(1,579.7)	(3,072.5)
Net Increase in Federal Funds Purchased	425.2	5,801.2
Net Decrease in Securities Sold under Agreements to Repurchase	(314.9)	(256.9)
Net Decrease in Commercial Paper	(11.8)	(7.8)
Net Decrease in Short-Term Other Borrowings	(1,581.4)	(3,967.0)
Proceeds from Term Federal Funds Purchased	708.2	280.5
Repayments of Term Federal Funds Purchased	(424.0)	(551.0)
Proceeds from Senior Notes & Long-Term Debt	200.0	—
Repayments of Senior Notes & Long-Term Debt	(.2)	(.3)
Treasury Stock Purchased	(32.3)	(44.7)
Net Proceeds from Stock Options	1.1	5.6
Cash Dividend Paid on Common Stock	(37.5)	(37.7)
Cash Dividends Paid on Preferred Stock	(.4)	(.6)
Other Financing Activities, net	6.8	5.1

Net Cash Used in Financing Activities	(2,640.9)	(1,846.1)

Decrease in Cash and Due from Banks	(1,316.5)	(1,057.5)
Cash and Due from Banks at Beginning of Year	2,672.2	2,592.3

Cash and Due from Banks at End of Period	$1,355.7	$1,534.8

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$137.5	$168.3
Income Taxes Received (Paid)	(16.2)	8.6

Notes to Consolidated Financial Statements

1. Basis of Presentation—The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 2003 and 2002, have not been audited by the Corporation’s independent public accountants. In the opinion of management, all accounting entries and adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. All such entries and adjustments are of a normal recurring nature. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

2. Securities—The following table summarizes the book and fair values of securities.

	March 31, 2003		December 31, 2002		March 31, 2002
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity

Obligations of States and Political Subdivisions	$843.9	$892.1	$756.8	$798.8	$544.3	$557.8
Federal Agency	9.3	9.3	8.4	8.3	4.9	4.9
Other	137.7	134.0	139.8	135.8	127.2	122.9

Subtotal	990.9	1,035.4	905.0	942.9	676.4	685.6

Available for Sale
U.S. Government	102.9	102.9	104.0	104.0	157.1	157.1
Obligations of States and Political Subdivisions	33.4	33.4	33.1	33.1	30.0	30.0
Federal Agency	5,892.1	5,892.1	5,024.4	5,024.4	7,844.6	7,844.6
Preferred Stock	80.8	80.8	80.8	80.8	82.9	82.9
Other	450.2	450.2	438.9	438.9	190.0	190.0

Subtotal	6,559.4	6,559.4	5,681.2	5,681.2	8,304.6	8,304.6

Trading Account	4.2	4.2	7.7	7.7	9.7	9.7

Total Securities	$7,554.5	$7,599.0	$6,593.9	$6,631.8	$8,990.7	$8,999.9

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	March 31, 2003
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$843.9	$48.2	$—	$892.1
Federal Agency	9.3	.2	.2	9.3
Other	137.7	.2	3.9	134.0

Total	$990.9	$48.6	$4.1	$1,035.4

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	March 31, 2003
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$102.8	$.1	$—	$102.9
Obligations of States and Political Subdivisions	30.7	2.7	—	33.4
Federal Agency	5,872.8	19.3	—	5,892.1
Preferred Stock	80.8	—	—	80.8
Other	448.8	1.4	—	450.2

Total	$6,535.9	$23.5	$—	$6,559.4

3. Pledged Assets—Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $8.5 billion on March 31, 2003, $9.0 billion on December 31, 2002 and $11.3 billion on March 31, 2002. Included in the March 31, 2003 pledged assets were securities available for sale of $1.2 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2003, December 31, 2002 and March 31, 2002 was $354.2 million, $328.6 million and $288.2 million, respectively. The fair value of repledged collateral as of March 31, 2003, December 31, 2002 and March 31, 2002 was $8.0 million, $88.7 million and $144.9 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

4. Contingent Liabilities—Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on March 31, 2003, $2.5 billion on December 31, 2002 and $2.5 billion on March 31, 2002. The fair value of standby letters of credit, measured as the amount of unamortized fees on these

Notes to Consolidated Financial Statements (continued)

instruments and recorded on the consolidated balance sheet, totaled $872 thousand, $100 thousand, and $436 thousand at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest, and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $50.8 billion at March 31, 2003, $49.2 billion at December 31, 2002 and $54.5 billion at March 31, 2002. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at March 31, 2003, December 31, 2002 or March 31, 2002, related to these indemnifications.

Because of the nature of its activities, Northern Trust is subject to pending and threatened legal actions that arise in the normal course of business. Management cannot estimate the specific possible loss or range of loss that may result from these proceedings since it is not possible to formulate a meaningful opinion as to the range of possible outcomes and plaintiffs’ ultimate damage claims. In the judgment of management, after consultation with legal counsel, none of the litigation to which the Corporation or any of its subsidiaries is a party, including the matters described below, will have a material effect, either individually or in the aggregate, on the Corporation’s consolidated financial position or results of operations.

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank), in its capacity as the former trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The actions make claims, inter alia, for breach of fiduciary duty to the plan participants, and seek equitable relief and monetary damages in an unspecified amount against the defendants. The Corporation and the Bank intend to defend these actions vigorously. In addition, the U.S. Department of Labor is conducting an investigation of the individuals and entities connected with Enron Corp.’s ERISA plans, including, as to the Corporation, the Bank and Northern Trust Retirement Consulting, L.L.C. Based upon the information developed to date and recognizing that the outcome of complex litigation and related matters is uncertain, management believes that these matters will be resolved without material impact on the Corporation’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases—Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2003	December 31, 2002	March 31, 2002
Domestic
Residential Real Estate	$7,767.3	$7,808.1	$7,499.8
Commercial	3,973.9	3,968.3	4,494.0
Broker	147.1	8.8	89.9
Commercial Real Estate	1,200.4	1,168.5	1,088.2
Personal	2,415.4	2,480.8	2,081.8
Other	562.0	959.3	778.0
Lease Financing	1,242.4	1,276.0	1,179.0

Total Domestic	17,308.5	17,669.8	17,210.7
International	668.2	393.9	634.8

Total Loans and Leases	$17,976.7	$18,063.7	$17,845.5

At March 31, 2003, other domestic loans and international loans included a total of $716.8 million of overnight trust-related advances, compared with $899.3 million at December 31, 2002 and $843.0 million at March 31, 2002.

At March 31, 2003, nonperforming loans and leases totaled $92.4 million. Included in this amount were loans with a recorded investment of $88.0 million (net of $10.9 million in charge-offs) which were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $11.9 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $76.1 million (net of $6.1 million in charge-offs) had an allocated reserve of $33.5 million. For the first quarter of 2003, the total recorded investment in impaired loans averaged $89.9 million. There was $161 thousand of interest income recorded on impaired loans for the quarter ended March 31, 2003.

At March 31, 2002, nonperforming loans and leases totaled $117.9 million and included $116.1 million (net of $31.0 million in charge-offs) of impaired loans. Of these impaired loans, $14.6 million (net of $16.2 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $101.5 million (net of $14.8 million in charge-offs) had an allocated reserve of $24.6 million. Total recorded investment in impaired loans for the first quarter of 2002 averaged $112.1 million with $29 thousand of interest income recognized on such loans.

At March 31, 2003, residential real estate loans totaling $24.2 million were held for sale and were included in other assets in the consolidated balance sheet and are carried at the lower of cost or market.

Loan commitments for residential real estate loans, which when funded will be held for sale, are carried at fair value, while all other loan commitments are carried at the amount of unamortized fees. At March 31, 2003, legally binding commitments to extend credit totaled $16.9 billion, compared with $17.2 billion at December 31, 2002 and $16.5 billion at March 31, 2002.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses—Changes in the reserve for credit losses were as follows:

	First Quarter Ended March 31
(In Millions)	2003	2002
Balance at Beginning of Period	$168.5	$161.6
Charge-Offs	(6.0)	(6.5)
Recoveries	2.6	.2

Net Charge-Offs	(3.4)	(6.3)
Provision for Credit Losses	5.0	5.0

Balance at End of Period	$170.1	$160.3

Reserve for Credit Losses Assigned to:
Loans and Leases	$162.4	$153.3
Unfunded Commitments, Standby Letters of Credit and Derivatives	7.7	7.0

Balance at End of Period	$170.1	$160.3

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

Notes to Consolidated Financial Statements (continued)

7. Net Income Per Common Share Computations—The computation of net income per common share is presented in the following table.

	First Quarter Ended March 31
($ In Millions Except Per Share Information)	2003	2002
Basic Net Income Per Common Share
Net Income	$94.7	$127.6
Less: Dividends on Preferred Stock	(.4)	(.5)

Net Income Applicable to Common Stock	$94.3	$127.1
Average Number of Common Shares Outstanding	220,373,864	220,854,363
Basic Net Income Per Common Share	$.43	$.58

Diluted Net Income Per Common Share
Net Income Applicable to Common Stock	$94.3	$127.1
Average Number of Common Shares Outstanding	220,373,864	220,854,363
Plus Dilutive Potential Common Shares:
Stock Options	1,808,123	4,658,448
Stock Incentive Plans *	1,253,639	1,860,386

Average Common and Potential Common Shares	223,435,626	227,373,197
Diluted Net Income Per Common Share	$.42	$.56

*	Includes Dilutive Potential Common Shares related to restricted stock issued in connection with an acquisition subject to performance and vesting requirements, and to stock and stock unit awards subject to vesting requirements. Refer to Footnote 24, “Stock-Based Compensation Plans” on pages 84 and 85 of the Corporation’s 2002 Annual Report to Shareholders.

8. Accumulated Other Comprehensive Income—The following table summarizes the components of Accumulated Other Comprehensive Income at March 31, 2003 and 2002, and changes during the periods then ended, presented on an after-tax basis.

March 31, 2003	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$(.1)	$—	$5.6
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	(.1)	—	5.6
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(3.9)	1.5	3.4
Less: Reclassification Adjustments	—	.3	(.1)	.2

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(4.2)	1.6	3.2
Foreign Currency Translation Adjustments	(.4)	.5	(.2)	(.1)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$7.1	$(3.8)	$1.4	$4.7

March 31, 2002	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$(.1)	$(2.2)	$.8	$(1.5)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.1)	(2.2)	.8	(1.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.5	(1.2)	.5	.8
Less: Reclassification Adjustments	—	.8	(.3)	.5

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.5	(2.0)	.8	.3
Foreign Currency Translation Adjustments	(.2)	—	—	(.2)
Minimum Pension Liability	(3.6)	—	—	(3.6)

Accumulated Other Comprehensive Income	$(2.4)	$(4.2)	$1.6	$(5.0)

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation Plans—The Northern Trust Corporation 2002 Stock Plan (the “2002 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of March 31, 2003 shares available for future grant under the 2002 Plan totaled 13,520,467.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Northern Trust has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Pro forma information regarding net income and earnings per share has been determined as if the Corporation had accounted for its stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.94% and 4.88%; dividend yields of 2.08% and 1.27%; volatility factors of the expected market price of the Corporation’s common stock of 33.5% and 31.0%; and a weighted average expected life of the options of 6.2 years for both periods.

The weighted average fair value of options granted in 2003 and 2002 was $10.38 per share and $18.88 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ six-month to three-year vesting periods.

The Corporation’s pro forma information follows.

		First Quarter Ended March 31
(In Millions Except per Share Information)		2003	2002
Net Income as Reported		$94.7	$127.6
Add:	Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	3.4	3.8
Deduct:	Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(17.4)	(17.7)

Pro Forma Net Income		$80.7	$113.7

Earnings Per Share as Reported:
Basic		$.43	$.58
Diluted		.42	.56
Pro Forma Earnings Per Share:
Basic		$.36	$.51
Diluted		.36	.50

Notes to Consolidated Financial Statements (continued)

10. Accounting Standards Pronouncements—The following accounting standards were adopted by Northern Trust in the first quarter of 2003.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to exit and disposal costs including: the cost of termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract; costs to terminate a contract that is not a capital lease; and costs to consolidate facilities or relocate employees. This Statement requires that a liability for cost associated with an exit or disposal activity be recognized and measured initially at fair value only when a liability is incurred.

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement as of January 1, 2003 did not have a material effect on Northern Trust’s results of operations.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures required to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The disclosure provisions of this Interpretation were effective for existing guarantees as of December 31, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Adoption of the recognition and measurement provisions of this Interpretation as of January 1, 2003 did not have a material effect on Northern Trust’s results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are termed variable interest entities. The objective of FIN 46 is to improve financial statement comparability between entities involved in similar activities. FIN 46 sets forth guidance for the identification of variable interest entities and the assessment of a company’s interests in the variable interest entity in order to determine whether consolidation of the entity is required.

Notes to Consolidated Financial Statements (continued)

The consolidation requirements of FIN 46 apply to all variable interest entities created after January 31, 2003. Public companies must apply the consolidation requirements to variable interest entities created before February 1, 2003 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. If the variable interests held are considered to be significant, disclosure requirements are required in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. The adoption of this Interpretation as of January 1, 2003 did not and is not expected to have a material effect on Northern Trust’s results of operations.

11. Business Combinations—In January 2003, Northern Trust closed its acquisition of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income businesses. Under the terms of the agreement, Northern Trust paid approximately $109 million, primarily based on the value of revenues represented by managed assets transferred. At March 31, 2003, assets under management associated with this acquisition totaled $51.1 billion. Northern Trust will make additional payments as other assets are transitioned to it during the next quarter.

On April 29, 2003, Northern Trust closed the previously announced acquisition of Legacy South, an Atlanta-based private wealth management firm that services high net worth individuals, families and private foundations. Legacy South, established in 1996, had approximately $300 million of assets under management at year-end 2002. The purchase price, which is based on the total value of revenues represented by managed assets transferred, is expected to approximate $11.5 million and will be made in multiple payments over a 16-month period.

12. Business Segments—The table on page 21, reflecting the earnings contribution of Northern Trust’s business segments for the first quarter ended March 31, 2003, is incorporated by reference.

13. Subsequent Events—The following events were announced subsequent to March 31, 2003.

Sale of Certain Banking Assets—Northern Trust entered into an agreement on April 3, 2003 to sell certain banking assets and leasehold interests of its Higgins Road, Chicago retail branch to Illinois-based First Midwest Bancorp, Inc. The sale, subject to regulatory approval, is expected to close in June 2003. The sales price is based primarily on the level of deposits transferred and is expected to result in a net gain that could range from $14 million to $17 million.

Preferred Stock Redemption—On April 21, 2003, Northern Trust Corporation announced (i) the call for redemption on May 21, 2003 of all of its outstanding Auction Preferred Stock, Series C at the redemption price of $100,000 per share, plus accrued and unpaid dividends thereon to May 21, 2003 of $197.36 per share, for a total payment of $100,197.36 per share and (ii) the call for redemption on June 4, 2003 of all of its outstanding Flexible Auction Preferred Stock, Series D at the redemption price of $100,000 per share, plus accrued and unpaid dividends thereon to June 4, 2003 of $204.17 per share, for a total payment of $100,204.17 per share.

Notes to Consolidated Financial Statements (continued)

Sale of Northern Trust Retirement Consulting, L.L.C. (NTRC)—On April 24, 2003, the Corporation and Hewitt Associates, a global HR outsourcing and consulting firm, executed a letter of intent for Hewitt to acquire substantially all of the assets of NTRC. Hewitt and Northern Trust have also agreed to work together as preferred providers in each firm’s core area of expertise – HR outsourcing and consulting services from Hewitt, and trustee, custody and pension payroll services from Northern Trust. As part of this arrangement, Hewitt will acquire the NTRC business, which provides nearly 200 companies and more than 1 million participants with defined benefit, defined contribution and retiree health and welfare administrative services, including recordkeeping and customer service. The arrangement also covers retirement consulting and actuarial services, including plan design and communication.

In the year ended December 31, 2002, NTRC had gross revenues of approximately $74 million. Northern Trust expects to recognize charges totaling approximately $20 million as a result of the transaction, principally reflecting the write-off of unamortized technology investments. The closing of the proposed transaction is subject to the execution of a definitive agreement and satisfaction of any conditions contained in it and is expected to occur in June 2003.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $.42 for the first quarter, compared with $.56 per share earned a year ago. Net income totaled $94.7 million, compared with $127.6 million reported for the first quarter of last year. This performance produced an annualized return on average common equity (ROE) of 13.32% versus 19.42% reported for the comparable quarter last year, and an annualized return on average assets (ROA) of 1.03% versus 1.37% in 2002. The business environment during the quarter remained very challenging with the combined impact of the struggling global economy, sharp declines in equity markets and low interest rates adversely influencing earnings performance. In this difficult environment, Northern Trust continued to closely manage expenses while continuing to invest in core businesses. Expenses rose 6% compared with last year’s first quarter and included costs from the newly acquired passive asset management business and further investments in leading edge technology to support client needs. Revenues were down 6% from last year resulting in a productivity ratio of 142%.

Noninterest Income

Noninterest income totaled $373.1 million for the quarter compared with $399.2 million last year, and accounted for 71% of total taxable equivalent revenue. Trust fees were $298.1 million in the quarter, down 8% compared with $323.0 million in the first quarter of last year, and represented 57% of total taxable equivalent revenue. The decrease in trust fees resulted primarily from the continued sharp declines in equity markets and was partially offset by net new business. Trust assets under administration totaled $1.59 trillion at March 31, 2003 and included $51.1 billion of assets from the acquisition of the passive asset management business. Additional assets from this acquisition are expected to transition during the next quarter. Excluding this acquisition, trust assets under administration increased 2% from December 31, 2002, but were 10% below the March 31, 2002 level. Including the acquisition, trust assets under management totaled $365.3 billion compared with $302.5 billion at December 31, 2002 and $325.2 billion at March 31, 2002.

Consolidated Trust Assets Under Administration (In Billions)	March 31, 2003	December 31, 2002	March 31, 2002
Corporate & Institutional	$278.0	$214.8	$229.0
Personal	87.3	87.7	96.2
Total Managed Trust Assets	365.3	302.5	325.2

Corporate & Institutional	1,151.9	1,132.1	1,300.8
Personal	68.7	69.0	77.2
Total Non-Managed Trust Assets	1,220.6	1,201.1	1,378.0

Consolidated Trust Assets Under Administration	$1,585.9	$1,503.6	$1,703.2

Trust fees are based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Asset-based trust fees are typically determined on a sliding scale so that as the value of a client portfolio grows in size, Northern Trust receives a smaller percentage of the increasing value as trust fee income. In addition, certain accounts may

Noninterest Income (continued)

be on a fixed annual fee. Therefore, market value or other changes in a portfolio’s size do not typically have a directly proportionate impact on the level of the fees. In addition, Corporate and Institutional Services (C&IS) trust relationships are increasingly priced to reflect earnings from activities such as custody-related deposits and foreign exchange trading which are not included in trust fees.

Trust fees from Personal Financial Services (PFS) in the quarter decreased 9% and totaled $144.3 million compared with $159.0 million in the year-ago quarter. The decline in PFS trust fees resulted from the continued decline in the equity markets, partially offset by net new business. Personal trust assets under administration totaled $156.0 billion at March 31, 2003 compared with $156.7 billion at December 31, 2002, and $173.4 billion at March 31, 2002. Of the total assets under administration, $87.3 billion is managed by Northern Trust, compared with $87.7 billion at December 31, 2002 and $96.2 billion one year ago. At March 31, 2003, 39% of personal trust assets under management were invested in equity securities compared with 49% one year ago. Net new recurring PFS trust business transitioned during the first three months totaled approximately $8 million in annualized fees.

The acquisition of Legacy South, the Atlanta-based private wealth management firm, closed in late April and our first New York PFS office will open mid-year. With the expansion into these new markets, the PFS office network will extend its reach to households in affluent markets in 14 states.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter included approximately $2.7 million in fees resulting from the passive asset management business acquired on January 31, 2003 and decreased 6% to $153.8 million from $164.0 million in the year-ago quarter. The majority of the overall decline resulted from lower securities lending fees, which totaled $21.9 million compared with $28.8 million in last year’s first quarter, reflecting lower volumes and reduced spreads earned on the investment of collateral. Fees from asset management totaled $48.8 million, which include the fees from the acquired passive asset management business, compared with $48.2 million in the year-ago quarter. Custody fees totaled $52.9 million for the quarter, compared with $55.4 million a year ago. Northern Trust Retirement Consulting, L.L.C. recorded fees of $17.5 million, compared with $19.5 million in last year’s first quarter.

On April 24, 2003, the Corporation and Hewitt Associates, a global HR outsourcing and consulting firm, executed a letter of intent for Hewitt to acquire substantially all of the assets of NTRC. Hewitt and Northern Trust have also agreed to work together as preferred providers in each firm’s core area of expertise – HR outsourcing and consulting services from Hewitt, and trustee, custody and pension payroll services from Northern Trust. Northern Trust expects to recognize charges totaling approximately $20 million as a result of the transaction, principally reflecting the write-off of unamortized technology investments. The closing of the proposed transaction is subject to the execution of a definitive agreement and satisfaction of any conditions contained in it and is expected to occur in June.

Noninterest Income (continued)

C&IS trust assets under administration totaled $1.43 trillion at March 31, 2003, compared with $1.35 trillion at December 31, 2002 and $1.53 trillion at March 31, 2002. Of the C&IS trust assets under administration, $278.0 billion is managed by Northern Trust, including $51.1 billion of trust assets acquired. This compares with managed assets of $214.8 billion at December 31, 2002, and $229.0 billion at March 31, 2002. At March 31, 2003, approximately 35% of assets under management were invested in equity securities compared with 27% one year ago. The increase in the level of equity securities resulted from the acquisition of the passive asset management business. Trust assets under administration include $476.0 billion of global custody assets, compared with $470.4 billion one year ago. Net new recurring C&IS trust business transitioned during the first three months totaled approximately $15 million in annualized fees.

Foreign exchange trading profits were $20.7 million for the quarter compared with $24.3 million in the first quarter of last year. The current quarter reflects lower client volumes.

Treasury management revenues, which, in addition to fees, include the fee equivalent value of compensating deposit balances, were $29.9 million, essentially unchanged from last year’s first quarter. The fee portion of these revenues in the quarter was $24.0 million, up 1% from $23.8 million in the comparable quarter last year.

Revenues from security commissions and trading income were $12.8 million, up 29% from the prior year, while other operating income was $17.5 million for the first quarter compared with $18.2 million in the same period last year.

Net Interest Income

Net interest income for the quarter totaled $140.7 million, 6% lower than the $149.2 million reported in the first quarter of 2002. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income on a FTE basis for the quarter was $153.5 million, compared with $160.9 million reported in the first quarter of 2002. Total average earning assets of $33.3 billion were 2% lower than a year ago with the decrease concentrated in money market assets. The net interest margin (FTE adjusted) decreased to 1.87% from 1.92% in the prior year due in large part to a decline in the yield of the residential mortgage loan portfolio due to the impact of refinancing activity.

Earning assets for the first quarter averaged $33.3 billion compared with $34.0 billion in last year’s first quarter. Money market assets averaged $8.4 billion, down 7% from $9.0 billion last year, while the securities portfolio averaged $7.4 billion, up slightly from last year. Loans and leases averaged $17.6 billion in the quarter, down 1% from the prior year.

Net Interest Income (continued)

Average domestic loans outstanding during the quarter, at $17.2 billion, were virtually unchanged from the first quarter of last year, while average international loans decreased by $100 million from a year ago to average $363 million. Residential mortgages increased $318 million, or 4%, to average $7.8 billion for the quarter and represented 44% of the total loan portfolio. Commercial and industrial loans averaged $4.0 billion, down $630 million or 14% from a year ago, while personal loans increased $302 million or 14% to average $2.4 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $18.4 billion, up 4% from the first quarter of 2002. Foreign office time deposits increased $502 million as a result of global custody activity, partly offset by lower levels of savings certificates and nonpersonal time deposits. Other interest-related funds averaged $9.4 billion in the quarter compared with $10.8 billion in last year’s first quarter. The decrease in other interest-related funds was due primarily to lower levels of treasury investment program balances. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 2% from the prior year, averaging $5.5 billion.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the quarter, unchanged from the same quarter last year but down from $7.5 million in the fourth quarter of 2002. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 23.

Noninterest Expenses

Noninterest expenses totaled $370.0 million for the quarter, up 6% from $350.3 million in the year-ago quarter. Included in the current quarter were expenses totaling $4.7 million resulting from the acquisition of the passive asset management business.

Compensation and employee benefits represented 55% of total operating expenses and totaled $204.4 million, up 3% from $198.3 million reported a year ago resulting primarily from salary increases. Staff on a full-time equivalent basis at March 31, 2003 totaled 9,336, a net increase of 19 positions since year-end and included approximately 30 positions associated with the passive asset management acquisition.

Net occupancy expense totaled $29.3 million, up 12% from $26.0 million in the first quarter of 2002. The increase was due primarily to the relocation of London Branch staff to Canary Wharf, the remodeling of existing offices over the past twelve months and additional space leased to support planned growth. The principal components of the increase in occupancy expense were higher net rental costs and utilities, building maintenance and depreciation.

Noninterest Expenses (continued)

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $23.5 million, up 4% from $22.6 million reported in the first quarter of 2002. The increase was concentrated primarily in data line lease costs and the depreciation, rental and maintenance of computer hardware, offset in part by lower depreciation of personal computers.

Other operating expenses in the quarter totaled $112.8 million compared with $103.4 million last year. Outside Services Purchased increased $4.6 million due to transition costs associated with the acquisition of the passive asset management business, consulting fees relating to a corporate-wide business review and higher expenses for lockbox services. In addition, other expense categories reflect increased costs associated with software as well as other general business expenses. The following table shows the components of other operating expenses.

Other Operating Expenses	First Quarter Ended March 31
(In Millions)	2003	2002
Outside Services Purchased	$48.2	$43.6
Software Amortization and Related Costs	27.2	24.8
Business Promotion	11.8	10.0
Other Intangibles Amortization	2.3	1.6
Other Expenses	23.3	23.4

Total Other Operating Expenses	$112.8	$103.4

Provision for Income Taxes

The provision for income taxes was $44.1 million for the first quarter compared with $65.5 million in the year-ago quarter. The lower tax provision in 2003 primarily reflects the impact of lower earnings. The effective income tax rate for the quarter was 31.8%, compared with 33.9% in the first quarter of 2002. The decrease in the Corporation’s effective income tax rate for the first quarter of 2003 is primarily attributable to the increase in the Corporation’s federally tax-exempt income as a percentage of total income.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the first quarter ended March 31, 2003 and 2002.

Results of Operations First Quarter	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2003	2002	2003	2002	2003	2002	2003	2002
Noninterest Income
Trust Fees	$153.8	$164.0	$144.3	$159.0	$—	$—	$298.1	$323.0
Other	55.3	56.5	19.7	19.5	—	.2	75.0	76.2
Net Interest Income (FTE) *	41.9	44.4	107.2	103.6	4.4	12.9	153.5	160.9
Provision for Credit Losses	(2.3)	2.0	7.3	3.0	—	—	5.0	5.0
Noninterest Expenses	185.8	173.8	178.5	171.8	5.7	4.7	370.0	350.3

Income before Income Taxes*	67.5	89.1	85.4	107.3	(1.3)	8.4	151.6	204.8
Provision for Income Taxes*	26.4	34.5	33.4	41.3	(2.9)	1.4	56.9	77.2

Net Income	$41.1	$54.6	$52.0	$66.0	$1.6	$7.0	$94.7	$127.6

Percentage of Net Income Contribution	43%	43%	55%	52%	2%	5%	100%	100%

Average Assets	$16,580.7	$16,184.0	$15,640.6	$15,014.8	$5,240.2	$6,486.5	$37,461.5	$37,685.3

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $12.8 million for 2003 and $11.7 million for 2002.

Note: Certain reclassifications have been made to 2002 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $41.1 million, down 25% from $54.6 million reported in 2002. Noninterest income was 5% lower than the first quarter of 2002 and totaled $209.1 million. Trust fees decreased 6% to $153.8 million in the current quarter compared with $164.0 million in the year-ago quarter. Included in this year’s first quarter results of operations was approximately $2.7 million in fees resulting from the acquisition of the passive asset management business. The majority of the overall decline in trust fees resulted from lower securities lending fees, which totaled $21.9 million compared with $28.8 million in last year’s first quarter, reflecting lower volumes and reduced spreads earned on the investment of collateral. Fees from asset management totaled $48.8 million, which include the fees from the acquired passive asset management business, compared with $48.2 million in the year-ago quarter. Custody fees totaled $52.9 million for the quarter, compared with $55.4 million a year ago. Northern Trust Retirement Consulting, L.L.C. recorded fees of $17.5 million, compared with $19.5 million in last year’s first quarter. Other noninterest income was $55.3 million, down 2% from last year’s first quarter. Foreign exchange trading profits were $20.3 million, down 15% from $23.8 million in the prior year quarter, partly offset by higher letter of credit and other banking-related fees.

Net interest income stated on a FTE basis, was $41.9 million, down 6% from $44.4 million in last year’s first quarter. Net interest income was impacted by a $571 million or 11% decline in average loans and a reduction in the net interest margin to 1.17% for the current quarter from 1.26% in last year’s first quarter. The net interest margin was impacted by an increase in short-term money market assets and a decline in the earnings capacity of noninterest-related funds due to lower interest rates.

Corporate and Institutional Services (continued)

The $2.3 million negative provision for credit losses in the current quarter resulted from the reduction in the balance of certain lower-rated loans, due primarily to principal repayments, partially offset by the further deterioration in an Enron Corp.-related loan which was charged-off in the current quarter. Noninterest expenses increased 7% to $185.8 million in the current quarter compared with $173.8 million in last year’s first quarter. The increase primarily reflects higher costs associated with technology investments and an $8.8 million increase in allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter was $52.0 million, 21% below the $66.0 million reported a year ago. The decline was primarily due to a 9% reduction in trust fees, which totaled $144.3 million in the current quarter, higher operating expenses and an increase in the provision for credit losses. The decline in PFS trust fees primarily resulted from the continued decline in the equity markets partially offset by net new business.

Net interest income stated on a FTE basis, increased 4% to $107.2 million in the current quarter. The improved results reflect a 3% increase in average loans concentrated in the mortgage loan portfolio, offset in part by a decrease in the net interest margin from 2.93% last year to 2.91% in the current quarter.

The $7.3 million provision for credit losses in the current quarter addresses further deterioration in the credit quality of certain loans which had previously been identified by management as impaired loans. Noninterest expenses increased to $178.5 million in the current quarter from $171.8 million in last year’s first quarter. Compensation and employee benefits were 5% higher than the prior year resulting from merit increases and higher incentive compensation and benefit costs. Occupancy costs were $10.5 million or 7% higher as a result of the remodeling and expansion of existing locations, while business promotion costs increased 13%. Allocations for product and operations support increased $2.2 million from last year’s first quarter to $76.5 million.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the first quarter was $4.4 million compared with $12.9 million in the year-ago quarter. The decline in net interest income resulted from the decrease in the net interest margin due to the impact of residential mortgage refinancing activity. Noninterest expenses totaled $5.7 million for the quarter compared with $4.7 million in the year-ago period.

BALANCE SHEET

Total assets at March 31, 2003 were $36.4 billion and averaged $37.5 billion for the first quarter, compared with last year’s average of $37.7 billion. Loans and leases totaled $18.0 billion at March 31, 2003 and averaged $17.6 billion for the first quarter, compared with $17.8 billion at March 31, 2002 and $17.7 billion for the first quarter of last year. Securities totaled $7.6 billion at March 31, 2003 and averaged $7.4 billion for the quarter, compared with $9.0 billion at March 31, 2002 and $7.3 billion on average last year. Money market assets totaled $7.4 billion at March 31, 2003 and averaged $8.4 billion in the first quarter, down 7% from the year-ago quarter. Other assets at the end of the quarter included $108.3 million of goodwill and other intangible assets associated with the acquisition of the passive asset management business.

Driven by the retention of earnings, offset in part by stock repurchases under the Corporation’s ongoing share buyback program, common stockholders’ equity increased to $2.91 billion at March 31, 2003 and averaged $2.87 billion for the quarter, up 8% from the $2.65 billion average in last year’s first quarter. Total stockholders’ equity averaged $2.99 billion compared with $2.77 billion in the first quarter of 2002.

During the quarter, the Corporation acquired a total of 1.0 million shares of its common stock at a cost of $33.1 million. On April 15, 2003 the Board of Directors increased the Corporation’s common stock buyback authorization by approximately 11.5 million shares, thus allowing the purchase in the future of up to an aggregate of 12.0 million shares of the Corporation’s common stock.

Northern Trust’s risk-based capital ratios remained strong at 11.1% for tier 1 capital and 15.0% for total capital at March 31, 2003. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 7.9% at March 31, 2003, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at March 31, 2003 were 9.6% for tier 1 capital, 13.6% for total capital and 6.7% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 11.3% or higher for tier 1 capital, 11.9% for total risk-based capital, and 8.0% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at March 31, 2003 totaled $93.6 million, compared with $94.6 million at December 31, 2002 and $118.7 million at March 31, 2002. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $92.4 million, or .53% of total domestic loans and leases at March 31, 2003. At December 31, 2002 and March 31, 2002, domestic nonaccrual loans and leases totaled $93.4 million and $117.9 million, respectively. The $1.0 million decrease in nonperforming loans during the quarter is the result of an additional $5.8 million in loans classified as nonaccrual, offset by $6.0 million in charge-offs and a net $.8 million in loan repayments.

ASSET QUALITY (continued)

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans (In Millions)	March 31, 2003	December 31, 2002	March 31, 2002
Nonaccrual Loans
Domestic
Residential Real Estate	$4.4	$4.8	$4.9
Commercial	86.9	87.6	108.0
Commercial Real Estate	.5	.7	4.7
Personal	.6	.3	.3

Total Domestic	92.4	93.4	117.9
International	—	—	—

Total Nonaccrual Loans	92.4	93.4	117.9
Other Real Estate Owned	1.2	1.2	.8

Total Nonperforming Assets	$93.6	$94.6	$118.7

Total 90 Day Past Due Loans (still accruing)	$19.5	$15.2	$16.4

Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings, determined through a disciplined credit risk management process, needed to maintain a reserve that is sufficient to absorb credit losses inherent in Northern Trust’s loan and lease portfolios and other credit undertakings. The reserve provides for probable losses that have been identified with specific borrower relationships (specific reserve) and for probable losses that are believed to be inherent in the loan and lease portfolios and other credit undertakings but that have not yet been specifically identified (inherent reserve).

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three-month periods ended March 31, 2003 and March 31, 2002 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The table on the following page shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at March 31, 2003, December 31, 2002 and March 31, 2002.

Provision and Reserve for Credit Losses (continued)

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
	March 31, 2003		December 31, 2002		March 31, 2002
($ in millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$33.5	—%	$25.0	—%	$24.6	—%

Allocated Inherent Reserve
Residential Real Estate	11.5	43	11.5	43	10.4	42
Commercial and Broker	80.1	23	85.2	22	76.3	26
Commercial Real Estate	15.6	7	15.5	7	14.3	6
Personal	4.5	13	5.0	14	3.7	12
Other	—	3	—	5	—	4
Lease Financing	4.8	7	4.8	7	3.8	7
International	.9	4	1.4	2	4.6	3

Total Allocated Inherent Reserve	$117.4	100%	$123.4	100%	$113.1	100%

Unallocated Inherent Reserve	19.2	—	20.1	—	22.6	—

Total Reserve for Credit Losses	$170.1	100%	$168.5	100%	$160.3	100%

Reserve Assigned to:
Loans and Leases	$162.4		$161.1		$153.3
Unfunded Commitments and Standby Letters of Credit	7.7		7.4		7.0

Total Reserve for Credit Losses	$170.1		$168.5		$160.3

Specific Reserve. At March 31, 2003, the specific component of the reserve stood at $33.5 million, compared with $25.0 million at December 31, 2002. The $8.5 million increase in specific reserves from year-end 2002 addresses further deterioration in the credit quality of certain loans which had previously been identified by management as impaired loans.

Allocated Inherent Reserve. The allocated inherent portion of the reserve decreased by a net $6.0 million during the quarter to $117.4 million at March 31, 2003. The decrease in this component of the reserve is primarily due to the reduction in the outstanding balance of lower-rated loans reflecting the receipt of principal repayments.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve at March 31, 2003 was $19.2 million, a decrease of $.9 million from December 31, 2002, reflecting management’s judgment that there have been only minor changes in the factors affecting this component of the reserve.

Provision and Reserve for Credit Losses (continued)

Other Factors. At March 31, 2003, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators), was $270 million (of which $87.9 million was classified as impaired), down $46 million, or 15%, from $316 million at December 31, 2002, when $90.8 million was impaired, and up slightly from $267 million at March 31, 2002 when $115.5 million was impaired. The majority of the decrease from December 31, 2002 is due to the $42 million reduction in the balance of “7” rated loans primarily reflecting principal repayments and the charge-off of the remaining $4.8 million balance of an Enron Corp.-related loan. Management does not believe that the circumstances that resulted in the charge-off of this loan are indicative of the credit risk in the remainder of the loan portfolio. Accordingly, the historic loss ratios which are used, in part, to determine the allocated inherent component of the reserve have not been adjusted for this charge-off. The Corporation’s remaining Enron-related credit is a $4.9 million nonperforming secured loan. There were no changes during the quarter in the outstanding balances or the previously established specific reserves related to $40.5 million in nonperforming loans to two asbestos producers.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $170.1 million at March 31, 2003, $1.6 million above that at December 31, 2002. The reserve of $162.4 million assigned to loans and leases, as a percentage of total loans and leases, was .90% at March 31, 2003, compared with .89% at December 31, 2002.

Reserves assigned to unfunded loan commitments, standby letters of credit and derivative products, recorded as a liability on the consolidated balance sheet, totaled $7.7 million at March 31, 2003, an increase of $.3 million from December 31, 2002.

Provision. The provision for credit losses was $5.0 million during the first quarter of 2003, unchanged from the prior year quarter. The provision for the current quarter reflects the impact of management’s ongoing credit evaluations.

MARKET RISK MANAGEMENT

As described in the 2002 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2002.

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effect of extraordinary events and various other matters (including changes in accounting standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intent,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors, including consumer confidence in the securities markets, that affect wealth creation, investment and savings patterns and Northern Trust’s interest rate risk and credit risk exposure;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

•	The effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events);

•	Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment, as well as actions taken by particular competitors;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust’s competition, coupled with changes in the level of investment or reinvestment in those products, services, and targeted markets, and the pricing of those products and services;

•	Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve processes and controls, address operating and technology risks, including material systems interruptions or errors, and attract and retain capable staff in order to deal with operating and technology challenges and increasing volume and complexity in many of its businesses;

•	Northern Trust’s success in integrating recent and future acquisitions and strategic alliances and using the acquired businesses and completed alliances to execute its business strategy;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Uncertainties inherent in the litigation process.

Some of these risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2002 Annual Report to Shareholders (pages 45-57) and in the sections of “Item 1—Business” of the 2002 Annual Report on Form 10-K captioned “Government Policies,” “Competition” and “Regulation and Supervision” (pages 7-15). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME

NORTHERN TRUST CORPORATION

	First Quarter
(Interest and rate on a fully taxable equivalent basis)	2003			2002
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$1.9	$589.2	1.32%	$5.7	$1,305.0	1.79%
Time Deposits with Banks	43.0	7,669.6	2.27	48.7	7,632.9	2.59
Other Interest-Bearing	.3	100.9	1.28	.2	24.5	2.84

Total Money Market Assets	45.2	8,359.7	2.19	54.6	8,962.4	2.47

Securities
U.S. Government	.6	103.3	2.47	1.3	157.7	3.39
Obligations of States and Political Subdivisions	15.0	809.8	7.43	11.0	561.0	7.84
Federal Agency	21.7	5,777.7	1.52	30.5	6,198.7	1.99
Other	6.8	692.8	4.01	6.0	401.3	6.04
Trading Account	.1	6.6	4.71	.1	10.1	5.23

Total Securities	44.2	7,390.2	2.42	48.9	7,328.8	2.70

Loans and Leases	198.0	17,567.3	4.57	223.2	17,673.8	5.12

Total Earning Assets	$287.4	33,317.2	3.50%	$326.7	33,965.0	3.90%

Reserve for Credit Losses Assigned to Loans	—	(161.8)	—	—	(153.9)	—
Cash and Due from Banks	—	1,631.0	—	—	1,576.2	—
Other Assets	—	2,675.1	—	—	2,298.0	—

Total Assets	—	$37,461.5	—	—	$37,685.3	—

Average Source of Funds
Deposits
Savings and Money Market	$13.7	$6,575.3	.84%	$19.5	$6,210.4	1.28%
Savings Certificates	12.9	1,802.7	2.91	18.3	1,983.0	3.74
Other Time	1.7	354.7	1.97	2.6	381.6	2.81
Foreign Offices Time	35.0	9,672.4	1.47	41.8	9,170.6	1.85

Total Deposits	63.3	18,405.1	1.39	82.2	17,745.6	1.88
Federal Funds Purchased	11.6	3,936.5	1.20	16.2	3,792.8	1.74
Securities Sold under Agreements to Repurchase	4.4	1,498.2	1.19	5.4	1,296.1	1.67
Commercial Paper	.4	136.1	1.32	.6	131.9	1.85
Other Borrowings	30.4	2,218.1	5.56	38.8	4,128.3	3.81
Senior Notes	7.8	450.0	6.92	7.8	450.0	6.92
Long-Term Debt	14.6	903.4	6.48	13.1	766.6	6.82
Debt – Floating Rate Capital Securities	1.4	267.8	2.04	1.7	267.7	2.53

Total Interest-Related Funds	133.9	27,815.2	1.95	165.8	28,579.0	2.35

Interest Rate Spread	—	—	1.55%	—	—	1.55%
Noninterest-Bearing Deposits	—	5,046.9	—	—	5,180.0	—
Other Liabilities	—	1,607.7	—	—	1,153.0	—
Stockholders’ Equity	—	2,991.7	—	—	2,773.3	—

Total Liabilities and Stockholders’ Equity	—	$37,461.5	—	—	$37,685.3	—

Net Interest Income/Margin (FTE Adjusted)	$153.5	—	1.87%	$160.9	—	1.92%

Net Interest Income/Margin (Unadjusted)	$140.7	—	1.71%	$149.2	—	1.78%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO AVERAGE BALANCE AND RATE

	First Quarter 2003/2002
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$3.3	$(42.6)	$(39.3)
Interest-Related Funds	(21.8)	(10.1)	(31.9)

Net Interest Income (FTE)	$25.1	$(32.5)	$(7.4)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 26 of this document.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Northern Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Northern Trust’s internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Northern Trust Corporation was held on April 15, 2003 for the purposes of electing thirteen Directors to hold office until the next annual meeting of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees. All of management’s nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the Corporation’s Proxy Statement, votes withheld from some (but less than all) of the candidates were distributed by the proxies among candidates with respect to whom authority was not withheld. There were no broker non-votes with respect to any candidates.

NOMINEES	FOR	WITHHELD
Duane L. Burnham	196,208,390	2,241,460
Dolores E. Cross	200,754,505	2,241,460
Susan Crown	196,173,473	2,241,460
Robert S. Hamada	200,470,476	2,241,460
Robert A. Helman	170,102,683	2,241,460
Arthur L. Kelly	196,256,526	2,241,460
Frederick A. Krehbiel	201,118,516	2,241,460
Robert C. McCormack	201,184,568	2,241,460
Edward J. Mooney	196,465,470	2,241,460
William A. Osborn	200,195,524	2,241,460
John W. Rowe	200,356,498	2,241,460
Harold B. Smith	196,960,422	2,241,460
William D. Smithburg	196,028,773	2,241,460

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Material Contracts

(i)	Northern Trust Corporation (2003) Annual Performance Plan.

(ii)	Amendment Number Four dated as of January 21, 2003 to Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002.

(iii)	Amendment dated February 11, 2003 to Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A. (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1988.

(iv)	Amendment dated as of January 21, 2003 to the Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as Amended.

(99)	Additional Exhibits

(i)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer of the Corporation, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 15, 2003.

(b)	Reports on Form 8-K

In a report on Form 8-K filed March 11, 2003, Northern Trust Corporation incorporated in Item 5 its March 11, 2003 press release, announcing certain management changes. The press release was filed pursuant to Item 7.

In a report on Form 8-K filed January 22, 2003, Northern Trust Corporation incorporated in Item 5 its January 22, 2003 press release, reporting on its earnings for the fourth quarter of 2002 and its 2002 fiscal year. The press release, with summary financial information, was filed pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: May 5, 2003	By:	/s/ PERRY R. PERO

Perry R. Pero Vice Chairman and Chief Financial Officer

Date: May 5, 2003	By:	/s/ HARRY W. SHORT

Harry W. Short Executive Vice President and Controller (Chief Accounting Officer)

Certifications

I, William A. Osborn, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northern Trust Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ WILLIAM A. OSBORN
William A. Osborn Chief Executive Officer

I, Perry R. Pero, Chief Financial Officer, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

/s/ PERRY R. PERO
Perry R. Pero Chief Financial Officer

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit

Number       Description

(10)	Material Contracts

(i)	Northern Trust Corporation (2003) Annual Performance Plan.

(ii)	Amendment Number Four dated as of January 21, 2003 to Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002.

(iii)	Amendment dated February 11, 2003 to Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A. (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1988.

(iv)	Amendment dated as of January 21, 2003 to the Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as Amended.

(99)	Additional Exhibits

(i)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer of the Corporation, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 15, 2003.