Form 10-Q
period 2003-06-30
NORTHERN TRUST CORP
filed 2003-08-01
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

220,779,810 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2003)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

	June 30	December 31	June 30
($ In Millions Except Share Information)	2003	2002	2002
Assets
Cash and Due from Banks	$2,340.1	$2,672.2	$2,369.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	464.8	964.8	533.6
Time Deposits with Banks	7,981.6	8,268.2	7,176.5
Other Interest-Bearing	121.7	99.3	22.5
Securities
Available for Sale	6,789.2	5,681.2	5,739.9
Held to Maturity (Fair value—$1,056.6 at June 2003, $942.9 at December 2002, $773.1 at June 2002)	1,000.2	905.0	752.8
Trading Account	10.7	7.7	13.2

Total Securities	7,800.1	6,593.9	6,505.9

Loans and Leases
Commercial and Other	10,145.6	10,255.6	10,565.4
Residential Mortgages	7,810.6	7,808.1	7,708.4

Total Loans and Leases (Net of unearned income—$400.2 at June 2003, $398.7 at December 2002, $399.9 at June 2002)	17,956.2	18,063.7	18,273.8

Reserve for Credit Losses Assigned to Loans and Leases	(165.2)	(161.1)	(153.3)
Buildings and Equipment, net	508.9	515.0	497.3
Customers’ Acceptance Liability	1.3	22.5	16.4
Trust Security Settlement Receivables	176.0	608.5	771.6
Other Assets	1,885.5	1,831.2	1,787.2

Total Assets	$39,071.0	$39,478.2	$37,801.4

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,900.5	$5,715.2	$4,475.9
Savings and Money Market	6,945.1	7,101.9	6,074.6
Savings Certificates	1,623.9	1,827.1	1,930.6
Other Time	305.9	341.8	343.2
Foreign Offices—Demand	1,221.2	886.9	1,196.5
—Time	10,302.7	10,189.2	8,902.7

Total Deposits	25,299.3	26,062.1	22,923.5
Federal Funds Purchased	2,459.3	1,672.5	3,226.7
Securities Sold Under Agreements to Repurchase	1,940.9	1,564.0	1,460.5
Commercial Paper	145.4	143.6	141.0
Other Borrowings	3,156.8	3,741.0	3,978.3
Senior Notes	450.0	450.0	450.0
Long-Term Debt	865.3	765.8	766.3
Debt-Floating Rate Capital Securities	267.9	267.8	267.8
Liability on Acceptances	1.3	22.5	16.4
Other Liabilities	1,538.7	1,789.1	1,657.6

Total Liabilities	36,124.9	36,478.4	34,888.1

Stockholders’ Equity
Preferred Stock	—	120.0	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at June 2003, December 2002 and June 2002; Outstanding 220,779,810 at June 2003, 220,800,402 at December 2002 and 221,667,202 at June 2002	379.8	379.8	379.8
Retained Earnings	2,843.4	2,775.3	2,672.9
Accumulated Other Comprehensive Income	4.0	7.1	3.8
Common Stock Issuable—Stock Incentive Plans	99.5	118.2	125.9
Deferred Compensation	(38.1)	(40.2)	(54.2)
Treasury Stock—(at cost, 7,141,714 shares at June 2003, 7,121,122 shares at December 2002, and 6,254,322 shares at June 2002)	(342.5)	(360.4)	(334.9)

Total Stockholders’ Equity	2,946.1	2,999.8	2,913.3

Total Liabilities and Stockholders’ Equity	$39,071.0	$39,478.2	$37,801.4

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Second Quarter Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2003	2002	2003	2002
Noninterest Income
Trust Fees	$293.9	$300.3	$574.5	$603.8
Foreign Exchange Trading Profits	32.8	36.9	53.5	61.2
Treasury Management Fees	24.3	24.2	48.3	48.0
Security Commissions and Trading Income	15.0	9.7	27.8	19.6
Other Operating Income	35.1	18.2	52.6	36.4
Investment Security Gains	—	.1	—	.1

Total Noninterest Income	401.1	389.4	756.7	769.1

Net Interest Income
Interest Income	270.2	311.1	544.8	626.1
Interest Expense	133.2	159.8	267.1	325.6

Net Interest Income	137.0	151.3	277.7	300.5
Provision for Credit Losses	7.5	5.0	12.5	10.0

Net Interest Income after Provision for Credit Losses	129.5	146.3	265.2	290.5

Noninterest Expenses
Compensation	177.4	158.6	335.7	312.4
Employee Benefits	34.3	32.1	68.5	66.2
Occupancy Expense	45.2	24.8	73.2	49.6
Equipment Expense	22.7	21.6	45.1	43.1
Other Operating Expenses	132.9	109.3	239.5	207.5

Total Noninterest Expenses	412.5	346.4	762.0	678.8

Income from Continuing Operations before Income Taxes	118.1	189.3	259.9	380.8
Provision for Income Taxes	36.7	63.4	81.9	128.3

Income from Continuing Operations	81.4	125.9	178.0	252.5

Discontinued Operations
Income (Loss) from Discontinued Operations of NTRC	(4.1)	1.5	(7.1)	3.1
Loss on Disposal of NTRC	(20.2)	—	(20.2)	—
Income Tax Benefit (Expense)	9.5	(.6)	10.6	(1.2)

Income (Loss) from Discontinued Operations	(14.8)	.9	(16.7)	1.9

Net Income	$66.6	$126.8	$161.3	$254.4

Net Income Applicable to Common Stock	$66.3	$126.2	$160.6	$253.3

Per Common Share
Income from Continuing Operations
—Basic	$.37	$.57	$.80	$1.14
—Diluted	.36	.55	.79	1.11
Net Income
—Basic	$.30	$.57	$.73	$1.15
—Diluted	.30	.56	.72	1.12

Cash Dividends Declared	.17	.17	.34	.34

Average Number of Common Shares Outstanding—Basic	220,297,456	220,864,358	220,335,449	220,859,388
—Diluted	223,846,394	226,552,122	223,642,091	226,959,991

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Second Quarter Ended June 30		Six Months Ended June 30
(In Millions)	2003	2002	2003	2002
Net Income	$66.6	$126.8	$161.3	$254.4
Other Comprehensive Income (net of tax)
Net Unrealized Gains on Securities Available for Sale	.1	3.2	—	1.8
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	5.5	(3.4)	4.3
Foreign Currency Translation Adjustments	—	.1	.3	.1

Other Comprehensive Income	(.7)	8.8	(3.1)	6.2

Comprehensive Income	$65.9	$135.6	$158.2	$260.6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2003	2002
Preferred Stock
Balance at January 1	$120.0	$120.0
Series C Redeemed	(60.0)	—
Series D Redeemed	(60.0)	—

Balance at June 30	—	120.0

Common Stock
Balance at January 1 and June 30	379.8	379.8

Retained Earnings
Balance at January 1	2,775.3	2,520.1
Net Income	161.3	254.4
Dividends Declared—Common Stock	(75.0)	(75.4)
Dividends Declared—Preferred Stock	(.6)	(1.1)
Stock Issued—Incentive Plan and Awards	(17.6)	(25.1)

Balance at June 30	2,843.4	2,672.9

Accumulated Other Comprehensive Income
Balance at January 1	7.1	(2.4)
Other Comprehensive Income	(3.1)	6.2

Balance at June 30	4.0	3.8

Common Stock Issuable—Stock Incentive Plans
Balance at January 1	118.2	147.6
Stock Issuable, net of Stock Issued	(18.7)	(21.7)

Balance at June 30	99.5	125.9

Deferred Compensation
Balance at January 1	(40.2)	(58.1)
Compensation Deferred	(7.9)	(7.8)
Compensation Amortized	10.0	11.7

Balance at June 30	(38.1)	(54.2)

Treasury Stock
Balance at January 1	(360.4)	(333.5)
Stock Options and Awards	52.3	85.3
Stock Purchased	(34.4)	(86.7)

Balance at June 30	(342.5)	(334.9)

Total Stockholders’ Equity at June 30	$2,946.1	$2,913.3

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2003	2002
Cash Flows from Operating Activities:
Net Income	$161.3	$254.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	12.5	10.0
Depreciation of Buildings and Equipment	41.2	42.6
Increase in Receivables	(57.8)	(60.7)
Decrease in Interest Payable	(1.3)	(.4)
Amortization and Accretion of Securities and Unearned Income	(26.3)	(69.6)
Severance Costs Relating to Staff Reductions, net	22.3	—
Reduction in Office Space Leased and Owned	16.1	—
Loss on Sale of NTRC Assets	20.2	—
Gain on Sale of Higgins Road Branch Assets	(17.8)	—
Amortization and Retirement of Computer Software	49.8	38.9
Amortization of Other Intangibles	5.1	3.3
Net (Increase) Decrease in Trading Account Securities	(3.0)	5.7
Other Operating Activities, net	(89.8)	95.9

Net Cash Provided by Operating Activities	132.5	320.1

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	500.0	3,031.5
Net (Increase) Decrease in Time Deposits with Banks	286.6	(220.6)
Net (Increase) Decrease in Other Interest-Bearing Assets	(22.4)	2.5
Purchases of Securities-Held to Maturity	(144.5)	(112.4)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	36.1	30.6
Purchases of Securities-Available for Sale	(11,432.6)	(16,349.0)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	10,343.9	16,301.7
Net (Increase) Decrease in Loans and Leases	94.5	(278.4)
Purchases of Buildings and Equipment	(49.2)	(51.2)
Purchases and Development of Computer Software	(63.1)	(70.6)
Net (Increase) Decrease in Trust Security Settlement Receivables	432.5	(200.2)
Decrease in Cash Due to Acquisitions	(125.4)	—
Proceeds from Sale of Subsidiary and Branch Assets	35.4	—
Other Investing Activities, net	2.1	2.2

Net Cash Provided by (Used in) Investing Activities	(106.1)	2,086.1

Cash Flows from Financing Activities:
Net Decrease in Deposits	(762.8)	(2,095.8)
Net Increase in Federal Funds Purchased	786.8	2,411.2
Net Increase in Securities Sold under Agreements to Repurchase	376.9	53.1
Net Increase in Commercial Paper	1.8	3.3
Net Decrease in Short-Term Other Borrowings	(569.2)	(2,535.9)
Proceeds from Term Federal Funds Purchased	3,208.2	722.0
Repayments of Term Federal Funds Purchased	(3,223.2)	(1,049.0)
Proceeds from Senior Notes & Long-Term Debt	200.0	—
Repayments of Senior Notes & Long-Term Debt	(100.5)	(.5)
Treasury Stock Purchased	(33.1)	(84.2)
Net Proceeds from Stock Options	5.6	14.1
Cash Dividends Paid on Common Stock	(75.0)	(75.3)
Cash Dividends Paid on Preferred Stock	(.8)	(1.2)
Redemption of Preferred Stock	(120.0)	—
Other Financing Activities, net	(53.2)	9.6

Net Cash Used in Financing Activities	(358.5)	(2,628.6)

Decrease in Cash and Due from Banks	(332.1)	(222.4)
Cash and Due from Banks at Beginning of Year	2,672.2	2,592.3

Cash and Due from Banks at End of Period	$2,340.1	$2,369.9

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$268.3	$326.0
Income Taxes Paid	41.7	21.3

Notes to Consolidated Financial Statements

1.	Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 2003 and 2002, have not been audited by the Corporation’s independent public accountants. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. As discussed in Note 13 of this Report, as a result of its disposition on June 15, 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for the second quarter of 2003 and all prior periods presented have been reclassified and shown as discontinued operations in the consolidated statement of income. Certain other reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

2.	Securities - The following table summarizes the book and fair values of securities.

	June 30, 2003		December 31, 2002		June 30, 2002
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity
Obligations of States and Political Subdivisions	$843.3	$904.3	$756.8	$798.8	$606.1	$631.0
Federal Agency	8.8	8.9	8.4	8.3	4.7	4.7
Other	148.1	143.4	139.8	135.8	142.0	137.4

Subtotal	1,000.2	1,056.6	905.0	942.9	752.8	773.1

Available for Sale
U.S. Government	104.5	104.5	104.0	104.0	159.6	159.6
Obligations of States and Political Subdivisions	34.0	34.0	33.1	33.1	31.4	31.4
Federal Agency	6,144.4	6,144.4	5,024.4	5,024.4	5,275.7	5,275.7
Preferred Stock	80.8	80.8	80.8	80.8	82.9	82.9
Other	425.5	425.5	438.9	438.9	190.3	190.3

Subtotal	6,789.2	6,789.2	5,681.2	5,681.2	5,739.9	5,739.9

Trading Account	10.7	10.7	7.7	7.7	13.2	13.2

Total Securities	$7,800.1	$7,856.5	$6,593.9	$6,631.8	$6,505.9	$6,526.2

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of

Securities Held to Maturity

	June 30, 2003
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$843.3	$61.0	$—	$904.3
Federal Agency	8.8	.2	.1	8.9
Other	148.1	.3	5.0	143.4

Total	$1,000.2	$61.5	$5.1	$1,056.6

Reconciliation of Amortized Cost to Fair Values of

Securities Available for Sale

	June 30, 2003
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$104.3	$.2	$—	$104.5
Obligations of States and Political Subdivisions	30.6	3.4	—	34.0
Federal Agency	6,125.3	19.1	—	6,144.4
Preferred Stock	80.8	—	—	80.8
Other	423.7	1.8	—	425.5

Total	$6,764.7	$24.5	$—	$6,789.2

3.    Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.3 billion on June 30, 2003, $9.0 billion on December 31, 2002 and $9.5 billion on June 30, 2002. Included in the June 30, 2003 pledged assets were securities available for sale of $1.8 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2003, December 31, 2002 and June 30, 2002 was $189.3 million, $328.6 million and $396.6 million, respectively. The fair value of repledged collateral as of June 30, 2003, December 31, 2002 and June 30, 2002 was $48.0 million, $88.7 million and $55.0 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

4.    Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.6 billion on June 30, 2003, $2.5 billion on December 31, 2002 and $2.6 billion on June 30, 2002. The fair value of standby letters of credit, measured as the amount of unamortized fees on these instruments and recorded on the consolidated balance sheet, totaled $793 thousand,

Notes to Consolidated Financial Statements (continued)

$66 thousand, and $273 thousand at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest, and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $63.4 billion at June 30, 2003, $49.2 billion at December 31, 2002 and $55.7 billion at June 30, 2002. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at June 30, 2003, December 31, 2002 or June 30, 2002, related to these indemnifications.

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

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank), in its capacity as the former trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The actions make claims, inter alia, for breach of fiduciary duty to the plan participants, and seek equitable relief and monetary damages in an unspecified amount against the defendants. The Corporation and the Bank intend to defend these actions vigorously. In addition, in June 2003, after conducting an extensive investigation which included, as to the Corporation, the Bank and Northern Trust Retirement Consulting, L.L.C., the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. Based upon the information developed to date and recognizing that the outcome of complex litigation and related matters is uncertain, management believes that these matters will be resolved without material impact on the Corporation’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

5.    Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2003	December 31, 2002	June 30, 2002
Domestic
Residential Real Estate	$7,810.6	$7,808.1	$7,708.4
Commercial	3,859.7	3,968.3	4,367.6
Broker	7.0	8.8	41.3
Commercial Real Estate	1,247.5	1,168.5	1,118.9
Personal	2,482.8	2,480.8	2,243.8
Other	695.9	959.3	925.2
Lease Financing	1,248.8	1,276.0	1,200.2

Total Domestic	17,352.3	17,669.8	17,605.4
International	603.9	393.9	668.4

Total Loans and Leases	$17,956.2	$18,063.7	$18,273.8

At June 30, 2003, other domestic loans and international loans included a total of $890.7 million of overnight trust-related advances, compared with $899.3 million at December 31, 2002 and $1.2 billion at June 30, 2002.

At June 30, 2003, nonperforming loans and leases totaled $107.9 million. Included in this amount were loans with a recorded investment of $105.4 million (net of $14.9 million in charge-offs) which were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $19.8 million (net of $9.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $85.6 million (net of $5.1 million in charge-offs) had an allocated reserve of $37.9 million. For the second quarter of 2003, the total recorded investment in impaired loans averaged $95.0 million. There was $86 thousand of interest income recorded on impaired loans for the quarter ended June 30, 2003.

At June 30, 2002, nonperforming loans and leases totaled $109.7 million and included $108.1 million (net of $36.9 million in charge-offs) of impaired loans. Of these impaired loans, $14.8 million (net of $12.6 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $93.3 million (net of $24.3 million in charge-offs) had an allocated reserve of $24.4 million. Total recorded investment in impaired loans for the second quarter of 2002 averaged $112.9 million. There was no interest income recognized on such loans for the quarter ended June 30, 2002.

At June 30, 2003, residential real estate loans totaling $20.7 million were held for sale and carried at the lower of cost or market.

Loan commitments for residential real estate loans, which when funded will be held for sale, are carried at fair value, while all other loan commitments are carried at the amount of unamortized fees. At June 30, 2003, legally binding commitments to extend credit totaled $16.3 billion, compared with $17.2 billion at December 31, 2002 and $15.9 billion at June 30, 2002.

Notes to Consolidated Financial Statements (continued)

6.    Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Six Months Ended June 30
(In Millions)	2003	2002
Balance at Beginning of Period	$168.5	$161.6
Charge-Offs	(11.4)	(11.9)
Recoveries	3.1	.6

Net Charge-Offs	(8.3)	(11.3)
Provision for Credit Losses	12.5	10.0

Balance at End of Period	$172.7	$160.3

Reserve for Credit Losses Assigned to:
Loans and Leases	$165.2	$153.3
Unfunded Commitments, Standby Letters of Credit and Derivatives	7.5	7.0

Balance at End of Period	$172.7	$160.3

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

Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust’s credit exposures, which depend upon internal credit ratings. These loss factors primarily include management’s judgment concerning the effect of the current business cycle on the creditworthiness of Northern Trust’s borrowers as well as historical charge-off experience.

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

Notes to Consolidated Financial Statements (continued)

7.    Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Second Quarter Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2003	2002	2003	2002
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	220,297,456	220,864,358	220,335,449	220,859,388

Income from Continuing Operations	$81.4	$125.9	$178.0	$252.5
Less: Dividends on Preferred Stock	(.3)	(.6)	(.7)	(1.1)

Income from Continuing Operations Applicable to Common Stock	$81.1	$125.3	$177.3	$251.4
Basic Income from Continuing Operations Per Common Share	$.37	$.57	$.80	$1.14

Income (Loss) from Discontinued Operations	$(14.8)	$.9	$(16.7)	$1.9
Basic Income (Loss) from Discontinued Operations Per Common Share	$(.07)	$—	$(.07)	$.01

Net Income Applicable to Common Stock	$66.3	$126.2	$160.6	$253.3
Basic Net Income Per Common Share	$.30	$.57	$.73	$1.15

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	220,297,456	220,864,358	220,335,449	220,859,388
Plus Dilutive Potential Common Shares:
Stock Options	2,267,758	3,784,200	2,039,210	4,218,909
Stock Incentive Plans *	1,281,180	1,903,564	1,267,432	1,881,694

Average Common and Potential Common Shares	223,846,394	226,552,122	223,642,091	226,959,991

Income from Continuing Operations Applicable to Common Stock	$81.1	$125.3	$177.3	$251.4
Diluted Income from Continuing Operations Per Common Share	$.36	$.55	$.79	$1.11

Income (Loss) from Discontinued Operations	$(14.8)	$.9	$(16.7)	$1.9
Diluted Income (Loss) from Discontinued Operations Per Common Share	$(.06)	$.01	$(.07)	$.01

Net Income Applicable to Common Stock	$66.3	$126.2	$160.6	$253.3
Diluted Net Income Per Common Share	$.30	$.56	$.72	$1.12

*	Includes Dilutive Potential Common Shares related to restricted stock issued in connection with an acquisition subject to performance and vesting requirements, and to stock and stock unit awards subject to vesting requirements. Refer to Footnote 24, “Stock-Based Compensation Plans” on pages 84 and 85 of the Corporation’s 2002 Annual Report to Shareholders.

Notes to Consolidated Financial Statements (continued)

8.    Accumulated Other Comprehensive Income - The following tables summarize the components of Accumulated Other Comprehensive Income at June 30, 2003 and 2002, and changes during the three and six-month periods then ended.

	Second Quarter Ended June 30, 2003
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$5.6	$.2	$(.1)	$5.7
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.6	.2	(.1)	5.7
Unrealized Gains (Losses) on Cash Flow Hedge Designations	3.2	(1.0)	.3	2.5
Less: Reclassification Adjustments	—	.2	(.1)	.1

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	3.2	(1.2)	.4	2.4
Foreign Currency Translation Adjustments	(.1)	(.1)	.1	(.1)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$4.7	$(1.1)	$.4	$4.0

	Second Quarter Ended June 30, 2002
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$(1.5)	$1.1	$2.0	$1.6
Less: Reclassification Adjustments	—	(.1)	—	(.1)

Net Unrealized Gains (Losses) on Securities Available for Sale	(1.5)	1.2	2.0	1.7
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	8.9	(3.4)	5.8
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	8.9	(3.4)	5.8
Foreign Currency Translation Adjustments	(.2)	.1	—	(.1)
Minimum Pension Liability	(3.6)	—	—	(3.6)

Accumulated Other Comprehensive Income	$(5.0)	$10.2	$(1.4)	$3.8

	Six Months Ended June 30, 2003
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$.2	$(.2)	$5.7
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	.2	(.2)	5.7
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(4.9)	1.8	2.7
Less: Reclassification Adjustments	—	.5	(.2)	.3

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(5.4)	2.0	2.4
Foreign Currency Translation Adjustments	(.4)	.4	(.1)	(.1)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$7.1	$(4.8)	$1.7	$4.0

	Six Months Ended June 30, 2002
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$(.1)	$.4	$1.3	$1.6
Less: Reclassification Adjustments	—	(.1)	—	(.1)

Net Unrealized Gains (Losses) on Securities Available for Sale	(.1)	.5	1.3	1.7
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.5	6.7	(2.9)	5.3
Less: Reclassification Adjustments	—	(.2)	(.3)	(.5)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.5	6.9	(2.6)	5.8
Foreign Currency Translation Adjustments	(.2)	.1	—	(.1)
Minimum Pension Liability	(3.6)	—	—	(3.6)

Accumulated Other Comprehensive Income	$(2.4)	$7.5	$(1.3)	$3.8

Notes to Consolidated Financial Statements (continued)

9.    Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of June 30, 2003, shares available for future grant under the 2002 Plan totaled 13,429,143.

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

Pro forma information regarding net income and earnings per share has been determined as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.94% and 5.12%; dividend yields of 2.08% and 1.29%; volatility factors of the expected market price of the Corporation’s common stock of 33.5% and 31.2%; and a weighted average expected life of the options of 6.2 years for both periods.

The weighted average fair value of options granted in 2003 and 2002 was $10.38 per share and $18.79 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ six-month to three-year vesting periods.

The Corporation’s pro forma information follows.

		Second Quarter Ended June 30		Six Months Ended June 30
(In Millions Except per Share Information)		2003	2002	2003	2002
Net Income as Reported		$66.6	$126.8	$161.3	$254.4
Add:	Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	3.3	4.1	6.7	7.9
Deduct:	Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(19.2)	(21.3)	(36.6)	(39.0)

Pro Forma Net Income		$50.7	$109.6	$131.4	$223.3

Earnings Per Share as Reported:
Basic		$.30	$.57	$.73	$1.15
Diluted		.30	.56	.72	1.12
Pro Forma Earnings Per Share:
Basic		$.23	$.50	$.59	$1.01
Diluted		.22	.48	.58	.98

Notes to Consolidated Financial Statements (continued)

10.    Accounting Standards Pronouncements - The following accounting standards were adopted by Northern Trust in the second quarter of 2003.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. Adoption of this statement as of July 1, 2003 did not have a material effect on Northern Trust’s consolidated results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 represents the first phase of a FASB project to address the accounting for financial instruments with characteristics of both liabilities and equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities that were previously classified as equity.

For public entities, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 as of June 1, 2003 did not, and is not expected to have a material effect on Northern Trust’s consolidated results of operations.

11.    Business Combinations - In the quarter, Northern Trust substantially completed its acquisition of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income businesses. Under the terms of the agreement, Northern Trust paid approximately $117 million through June 30, 2003 primarily based on the value of revenues represented by managed assets transferred. At quarter-end, assets under management associated with this acquisition totaled $73.2 billion.

Notes to Consolidated Financial Statements (continued)

On April 29, 2003, Northern Trust closed the previously announced acquisition of Legacy South, an Atlanta-based private wealth management firm that services high net worth individuals, families and private foundations. Legacy South, established in 1996, had $327 million of assets under management at June 30, 2003 and has now been merged into Northern Trust Bank, FSB. The purchase price, which is based on the total value of revenues represented by managed assets transferred, is expected to approximate $11.5 million and will be made in multiple payments over a 16-month period. Through June 30, 2003, Northern Trust has paid $8.1 million of the estimated purchase price.

12.    Business Segments - The tables on page 23, reflecting the earnings contribution of Northern Trust’s business segments for the second quarter and six months ended June 30, 2003, is incorporated by reference.

13.    Discontinued Operations - On June 15, 2003, Northern Trust completed the sale to Hewitt Associates (Hewitt), of substantially all of the assets of NTRC. NTRC provided nearly 200 companies and more than 1 million participants with defined benefit, defined contribution and retiree health and welfare administrative services, including recordkeeping and customer service, and also provided retirement consulting and actuarial services, including plan design and communication. Hewitt and Northern Trust have agreed to work together as preferred providers in each firm’s core area of expertise – HR outsourcing and consulting services from Hewitt, and trustee, custody and pension payroll services from Northern Trust.

The sale of NTRC assets resulted in a pre-tax net loss on disposal of $20.2 million in the second quarter of 2003, principally reflecting the write-off of unamortized technology investments, lease exit costs and severance benefits. The NTRC transaction entailed a reduction of Northern Trust’s staff of approximately 650 positions. Over the next 12 months, additional charges of approximately $2 million associated with the business transition are expected to be incurred. The operating results of the NTRC business for the second quarter 2003 through the sale date and for all prior periods presented, and the loss on its disposal are reflected as discontinued operations in the Corporation’s consolidated statement of income and in the results of operations in the C&IS business segment.

Revenue from NTRC totaled $14.7 million and $19.5 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $32.8 million and $39.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

As of June 30, 2003, assets of NTRC that were not included in the sale totaled $10.7 million, consisting primarily of client accounts receivable, compared with total assets as of December 31, 2002, of $50.0 million. Total liabilities of NTRC at June 30, 2003 not assumed by Hewitt, were $7.3 million compared with $12.7 million at December 31, 2002.

Notes to Consolidated Financial Statements (continued)

14.    Other Charges - During the second quarter of 2003, Northern Trust implemented a number of strategic steps to reduce expenses and better position the Corporation for improved profitability, resulting in pre-tax charges included in Noninterest Expenses of $48.5 million. Of this charge, $22.9 million represents severance costs relating to the elimination of approximately 700 positions, the majority of which occurred in June of 2003; $16.1 million reflects the reduction in the amount of required leased and owned office space as a result of lower staff levels; and $9.5 million relates to other charges consisting primarily of asset retirements due to the standardization, replacement and elimination of software applications.

Second quarter 2003 charges to the statement of income and the changes in the balance sheet related to these actions during the quarter were as follows:

(In Millions)	Severance	Office Space Leased and Owned	Technology	Total
Statement of Income
Second Quarter 2003 Charges	$22.9	$16.1	$9.5	$48.5

Balance Sheet
Asset Revaluations	$—	$(.2)	$(9.5)	$(9.7)

Liabilities:
Liabilities Established	22.9	15.9	—	38.8
Cash Payments	(.6)	—	—	(.6)

Balance at June 30, 2003	$22.3	$15.9	$—	$38.2

15.    Sale of Certain Banking Assets - On June 16, 2003, Northern Trust sold certain banking assets and leasehold interests of its Higgins Road, Chicago retail branch. The sales price was based primarily on the level of deposits transferred and resulted in a net pre-tax gain of $17.8 million.

16.    Preferred Stock Redemption - On April 21, 2003, Northern Trust Corporation announced (i) the call for redemption on May 21, 2003 of all of its outstanding Auction Preferred Stock, Series C at the redemption price of $100,000 per share, plus accrued and unpaid dividends thereon to May 21, 2003 of $197.36 per share, for a total payment of $100,197.36 per share and (ii) the call for redemption on June 4, 2003 of all of its outstanding Flexible Auction Preferred Stock, Series D at the redemption price of $100,000 per share, plus accrued and unpaid dividends thereon to June 4, 2003 of $204.17 per share, for a total payment of $100,204.17 per share. Each of these redemptions was effected on its scheduled date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $.30 for the second quarter, compared with $.56 per share earned a year ago. Net income totaled $66.6 million, compared with $126.8 million reported for the second quarter of last year. This performance produced an annualized return on average common equity (ROE) of 9.16% versus 18.57% reported for the comparable quarter last year and an annualized return on average assets (ROA) of .69% versus 1.37% in 2002. The current quarter’s results include a $.14 per common share net charge, summarized in the following table, related to actions taken to reduce operating costs and strategically position Northern Trust for improved profitability. When fully implemented over the next twelve months, the profit improvement initiatives are expected to benefit pre-tax income by approximately $70-75 million on an annual basis. The current quarter’s earnings charge included the following items:

($ In Millions Except Per Share Information)	(Charge) / Gain
Severance Costs Relating to Staff Reductions	$(22.9)
Loss on Sale of NTRC Assets	(20.2)
Reduction in Office Space Leased and Owned	(16.1)
Standardization, Replacement and Elimination of Software	(9.5)
Gain on Sale of Higgins Road Chicago Retail Branch	17.8

Net Pre-Tax Earnings Impact	$(50.9)

After-Tax Earnings Impact	$(31.8)

Earnings Per Share Impact	$(0.14)

As a result of its disposition, the operating results of NTRC for the second quarter and all prior periods presented have been reclassified and shown as discontinued operations in Northern Trust’s consolidated statement of income. In addition to the $20.2 million loss on the sale, NTRC incurred a net loss from operations of $2.5 million ($.01 per share) in the current quarter prior to the transaction, compared with net income of $.9 million in the second quarter of 2002.

Revenues from continuing operations of $551.2 million were essentially unchanged from the $552.6 million in revenues in last year’s second quarter. Expenses from continuing operations rose 19% compared with last year’s second quarter, primarily due to the charges related to severance, office space and software noted above.

Noninterest Income

Noninterest income from continuing operations totaled $401.1 million for the quarter, up 3% compared with $389.4 million last year, and accounted for 73% of total taxable equivalent revenue. Trust fees were $293.9 million in the quarter, down 2% compared with $300.3 million in the second quarter of last year and represented 53% of total taxable equivalent revenue. The decrease in trust fees resulted primarily from the depressed values of equity markets at March 31, 2003 used to calculate a significant portion of the Corporation’s second quarter fees, offset partially by net new business.

Noninterest Income (continued)

Assets under administration totaled a record $1.83 trillion at June 30, 2003 and included $73.5 billion of assets from the acquisitions of the passive asset management business and the Atlanta-based wealth management firm, Legacy South. Excluding these acquisitions, assets under administration increased 17% from December 31, 2002, and 6% from June 30, 2002. Including the acquisitions, assets under management also reached a new high and totaled $423.4 billion compared with $302.5 billion at December 31, 2002 and $316.6 billion at June 30, 2002.

Consolidated Trust Assets Under Administration (In Billions)	June 30, 2003	December 31, 2002	June 30, 2002
Corporate & Institutional	$329.2	$214.8	$224.8
Personal	94.2	87.7	91.8

Total Managed Trust Assets	423.4	302.5	316.6

Corporate & Institutional	1,327.8	1,132.1	1,263.1
Personal	78.7	69.0	71.6

Total Non-Managed Trust Assets	1,406.5	1,201.1	1,334.7

Consolidated Trust Assets Under Administration	$1,829.9	$1,503.6	$1,651.3

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

Trust fees from Personal Financial Services (PFS) in the quarter decreased 5% and totaled $146.3 million, compared with $154.3 million in the year-ago quarter. The decline in PFS trust fees resulted from the continued decline in the equity markets during the first quarter, since a substantial portion of PFS trust fees are based on the prior quarter-end asset values, partially offset by net new business. Trust fees resulting from current year acquisitions totaled $.8 million for the quarter. Personal assets under administration totaled $172.9 billion at June 30, 2003 compared with $156.7 billion at December 31, 2002, and $163.4 billion at June 30, 2002. Assets under management totaled $94.2 billion compared with $87.7 billion at December 31, 2002 and $91.8 billion one year ago. At June 30, 2003, 45% of personal assets under management were invested in equity securities compared with 46% one year ago. Net new recurring PFS trust business transitioned during the first six months represents approximately $18 million in annualized fees.

The acquisition of Legacy South, the Atlanta-based private wealth management firm, by Northern Trust Bank, FSB, closed in late April and Northern Trust’s first New York PFS office opened in July, 2003. With the expansion into these new markets, the PFS office network reaches affluent markets in 14 states.

Noninterest Income (continued)

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 1% to $147.6 million from $146.0 million in the year-ago quarter, and included approximately $5.3 million in fees resulting from the acquisition of the passive asset management business. Securities lending fees totaled $28.2 million compared with $33.4 million in last year’s second quarter, reflecting reduced spreads earned on the investment of collateral resulting from extremely low short-term interest rates, partially offset by higher lending volumes experienced during the period. Fees from asset management totaled $52.1 million, which include $4.0 million in investment management fees relating to the acquired passive asset management business, compared with $46.4 million in the year-ago quarter. Custody fees totaled $54.0 million for the quarter, compared with $54.5 million a year ago.

C&IS assets under administration totaled $1.66 trillion at June 30, 2003, compared with $1.35 trillion at December 31, 2002 and $1.49 trillion at June 30, 2002. Of the C&IS assets under administration, $329.2 billion is managed by Northern Trust, including $70.6 billion of passive assets acquired. This compares with managed assets of $214.8 billion at December 31, 2002, and $224.8 billion at June 30, 2002. At June 30, 2003, approximately 38% of assets under management were invested in equity securities compared with 26% one year ago. The increase in the level of equity securities resulted from the acquisition of the passive asset management business. Assets under administration include $589.2 billion of global custody assets, compared with $496.4 billion one year ago. Net new recurring C&IS trust business transitioned during the first six months represents approximately $32 million in annualized fees.

Foreign exchange trading profits were $32.8 million in the quarter compared with $20.7 million in the first quarter of 2003 and $36.9 million in the second quarter of last year. The improvement from the first quarter reflects increased client volumes and greater market volatility in major currencies.

Treasury management fees in the quarter were $24.3 million, unchanged from the comparable quarter last year. Revenues from security commissions and trading income were $15.0 million, up 54% from the prior year. The increase reflects commissions from fixed income security trades and client portfolio restructurings and transitions. Other operating income was $35.1 million for the second quarter compared with $18.2 million in the same period last year. The current quarter included the $17.8 million gain from the sale of the Higgins Road retail branch, partially offset by $1.1 million in write-downs of certain community development investments.

Net Interest Income

Net interest income for the quarter totaled $137.0 million, 9% lower than the $151.3 million reported in the second quarter of 2002. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a

Net Interest Income (continued)

FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $150.1 million compared with $163.2 million reported in the prior year quarter. Total average earning assets of $34.3 billion were 4% higher than a year ago with the increase concentrated in securities. The securities portfolio averaged $8.2 billion, up 23% from last year, with the increase primarily in short-term U.S. agency securities. Money market assets averaged $8.6 billion, down slightly from last year, while average loans were virtually unchanged at $17.5 billion. The net interest margin decreased to 1.76% from 1.99% in the prior year due in large part to a decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity.

Average domestic loans outstanding during the quarter, at $17.2 billion, were virtually unchanged from the second quarter of last year, while average international loans decreased by $110 million from a year ago to average $341 million. Residential mortgages increased $178 million, or 2%, to average $7.8 billion for the quarter and represented 44% of the total average loan portfolio. Commercial and industrial loans averaged $4.0 billion, down $319 million or 7% from a year ago, while personal loans increased $226 million or 10% to average $2.5 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $19.0 billion, up 8% from the second quarter of 2002. Foreign office time deposits increased $980 million as a result of global custody activity, while retail deposit levels increased $641 million due primarily to higher balances in money market deposit accounts, offset in part by a reduction in savings certificates and nonpersonal time deposits. Other interest-related funds averaged $10.0 billion in the quarter compared with $10.1 billion in last year’s second quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds increased 2% from the prior year, averaging $5.2 billion.

Provision for Credit Losses

The provision for credit losses was $7.5 million in the quarter, up from $5.0 million in the second quarter last year and the first quarter of 2003, due primarily to the weakening credit quality of two middle market loans. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 28.

Noninterest Expenses

Noninterest expenses from continuing operations totaled $412.5 million for the quarter, up 19% from $346.4 million in the year-ago quarter. The current quarter includes expenses resulting from severance costs ($22.9 million), reduced office space needs ($16.1 million) and the standardization, replacement and elimination of software ($9.5 million). Additionally, expenses during the quarter resulting from the operations of the acquired passive asset management business and Legacy South were $7.2 million.

Compensation and employee benefit expenses totaled $211.7 million, compared with $190.7 million last year, and included $19.5 million in severance-related costs. The remainder of the increase from a year ago resulted primarily from salary increases, partially offset by lower performance-based compensation. Staff on a full-time equivalent basis at June 30, 2003 totaled 8,239, compared with 9,336 at March 31, 2003 and 9,384 at June 30, 2002. Approximately 670 positions were eliminated as a result of the sales of NTRC and Higgins branch assets. The remainder of the decrease related to positions eliminated by the end of June 2003, as part of Northern Trust’s business review.

Net occupancy expense totaled $45.2 million, up 82% from $24.8 million in the second quarter of 2002. Included in the current quarter was a $16.1 million charge associated with reduced office space needs. The remainder of the occupancy expense increase is due primarily to the relocation of London Branch staff to Canary Wharf and the remodeling of existing PFS offices over the past twelve months. The principal components of the increase in occupancy expense were higher net rental costs and utilities, real estate taxes and building maintenance.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $22.7 million, up 5% from $21.6 million reported in the second quarter of 2002. The increase was concentrated primarily in data line lease costs and the depreciation, rental and maintenance of computer hardware, offset in part by lower depreciation of personal computers.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $132.9 million compared with $109.3 million last year. Included in the second quarter’s other operating expenses is $9.5 million related to the standardization, replacement and elimination of software and $3.4 million in outplacement severance benefits. Outside services purchased increased $7.4 million, which included higher consulting fees relating to Northern Trust’s business review, transition costs associated with the acquisition of the passive asset management business and other professional fees. The remainder of the increase in other operating expenses is primarily related to other acquisition costs, technology investments which increased software amortization, and business promotion. The following table shows the components of other operating expenses.

Other Operating Expenses	Second Quarter Ended June 30
(In Millions)	2003	2002
Outside Services Purchased	$53.9	$46.5
Software Amortization and Related Costs	25.5	22.3
Business Promotion	11.9	10.7
Other Intangibles Amortization	2.8	1.7
Software Standardization, Replacement and Elimination	9.5	—
Outplacement Severance Benefits	3.4	—
Other Expenses	25.9	28.1

Total Other Operating Expenses	$132.9	$109.3

Provision for Income Taxes

The provision for income taxes from continuing operations was $36.7 million for the second quarter compared with $63.4 million in the year-ago quarter. The lower tax provision in 2003 primarily reflects the impact of lower earnings. The effective income tax rate for the quarter was 31.1%, compared with 33.5% in the second quarter of 2002. The decrease in the Corporation’s effective income tax rate for the second quarter of 2003 is primarily attributable to the increase in the Corporation’s federally tax-exempt income as a percentage of total income.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the second quarter ended June 30, 2003 and 2002.

Results of Operations Second Quarter	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2003	2002	2003	2002	2003	2002	2003	2002
Noninterest Income
Trust Fees	$147.6	$146.0	$146.3	$154.3	$—	$—	$293.9	$300.3
Other	67.8	69.3	37.7	18.9	1.7	.9	107.2	89.1
Net Interest Income (FTE) *	40.7	45.3	108.6	109.1	.8	8.8	150.1	163.2
Provision for Credit Losses	(1.1)	3.4	8.6	1.6	—	—	7.5	5.0
Noninterest Expenses	193.8	159.5	192.3	174.6	26.4	12.3	412.5	346.4

Income before Income Taxes*	63.4	97.7	91.7	106.1	(23.9)	(2.6)	131.2	201.2
Provision for Income Taxes*	24.6	37.9	34.8	40.8	(9.6)	(3.4)	49.8	75.3

Income from Continuing Operations	$38.8	$59.8	$56.9	$65.3	$(14.3)	$.8	$81.4	$125.9

Income (Loss) on Discontinued Operations	(14.8)	.9	—	—	—	—	(14.8)	.9

Net Income	$24.0	$60.7	$56.9	$65.3	$(14.3)	$.8	$66.6	$126.8

Percentage of Net Income Contribution	36%	48%	85%	51%	(21)%	1%	100%	100%

Average Assets	$17,186.0	$16,664.9	$15,737.8	$15,044.5	$5,637.3	$5,376.4	$38,561.1	$37,085.8

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.1 million for 2003 and $11.9 million for 2002.
Note:	Certain reclassifications have been made to 2002 financial information to conform to the current year presentation.

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the six months ended June 30, 2003 and 2002.

Results of Operations Six Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2003	2002	2003	2002	2003	2002	2003	2002
Noninterest Income
Trust Fees	$283.9	$290.5	$290.6	$313.3	$—	$—	$574.5	$603.8
Other	122.6	125.3	57.4	38.5	2.2	1.5	182.2	165.3
Net Interest Income (FTE) *	82.5	89.7	215.9	212.7	5.2	21.7	303.6	324.1
Provision for Credit Losses	(3.5)	5.3	16.0	4.7	—	—	12.5	10.0
Noninterest Expenses	358.5	315.1	370.8	346.4	32.7	17.3	762.0	678.8

Income before Income Taxes*	134.0	185.1	177.1	213.4	(25.3)	5.9	285.8	404.4
Provision for Income Taxes*	52.2	71.8	68.2	82.0	(12.6)	(1.9)	107.8	151.9

Income from Continuing Operations	$81.8	$113.3	$108.9	$131.4	$(12.7)	$7.8	$178.0	$252.5

Income (Loss) on Discontinued Operations	(16.7)	1.9	—	—	—	—	(16.7)	1.9

Net Income	$65.1	$115.2	$108.9	$131.4	$(12.7)	$7.8	$161.3	$254.4

Percentage of Net Income Contribution	40%	45%	68%	52%	(8)%	3%	100%	100%

Average Assets	$16,885.0	$16,425.8	$15,689.4	$15,029.7	$5,439.9	$5,928.3	$38,014.3	$37,383.8

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $25.9 million for 2003 and $23.6 million for 2002.
Note:	Certain reclassifications have been made to 2002 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the quarter totaled $24.0 million, down 60% from $60.7 million reported in 2002. Included in the above are the operating results of NTRC that have been reclassified and shown as discontinued operations for all periods presented. In addition to the $20.2 million loss on the sale, NTRC incurred a loss from operations in the current

Corporate and Institutional Services (continued)

quarter prior to the transaction of $2.5 million, compared with net income of $.9 million in the second quarter of 2002. Noninterest income from continuing operations was virtually unchanged from last year’s second quarter at $215.4 million. Trust fees in the quarter increased 1% to $147.6 million from $146.0 million in the year-ago quarter, and included approximately $5.3 million in fees resulting from the acquisition of the passive asset management business. Securities lending fees totaled $28.2 million compared with $33.4 million in last year’s second quarter, reflecting reduced spreads earned on the investment of collateral resulting from extremely low short-term interest rates, partially offset by higher lending volumes experienced during the period. Fees from asset management totaled $52.1 million, which include $4.0 million in investment management fees relating to the acquired passive asset management business, compared with $46.4 million in the year-ago quarter. Custody fees totaled $54.0 million for the quarter, compared with $54.5 million a year ago. Other noninterest income was $67.8 million, down 2% from last year’s second quarter, primarily the result of lower foreign exchange trading profits, which were down 10% from the prior year quarter.

Net interest income stated on a FTE basis, was $40.7 million, down 10% from $45.3 million in last year’s second quarter. Net interest income was impacted by a $512 million or 11% decline in average loans and a reduction in the net interest margin to 1.08% for the current quarter from 1.25% in last year’s second quarter. The net interest margin was impacted by an increase in short-term money market assets and a decline in the earnings capacity of noninterest-related funds due to lower interest rates.

The $1.1 million negative provision for credit losses in the current quarter resulted primarily from the net impact of credit rating changes and a reduction in reserve requirements for commitments and standby letters of credit. Noninterest expenses from continuing operations increased 21% to $193.8 million in the current quarter compared with $159.5 million in last year’s second quarter. The current quarter includes $18.9 million of expenses resulting from severance costs and the standardization, replacement and elimination of software. The remainder of the increase primarily relates to higher allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter was $56.9 million, 13% below the $65.3 million reported a year ago. The decline was primarily due to a 5% reduction in trust fees, which totaled $146.3 million in the current quarter, higher operating expenses and an increase in the provision for credit losses, partially offset by the gain on the sale of the Higgins Road retail branch. The decrease in PFS trust fees resulted from the continued decline in the equity markets during the first quarter, since a substantial portion of PFS trust fees are based on the prior quarter-end asset values, and was partially offset by net new business. Trust fees resulting from current year acquisitions totaled $.8 million for the quarter. Other operating income totaled $37.7 million and included the $17.8 million gain from the sale of the Higgins Road retail branch.

Personal Financial Services (continued)

Net interest income stated on a FTE basis, was $108.6 million in the quarter compared with $109.1 million in the prior year’s second quarter. The results reflect a 4% increase in average loans concentrated in the mortgage loan portfolio, offset by a decrease in the net interest margin from 3.04% last year to 2.89% in the current quarter.

The $8.6 million provision for credit losses in the current quarter is due primarily to the weakening credit quality of two middle market loans. Noninterest expenses increased to $192.3 million in the quarter from $174.6 million in last year’s second quarter. The current quarter includes $11.6 million of expenses resulting from severance-related costs and the standardization, replacement and elimination of software. The remainder of the increase reflects merit increases, higher occupancy costs as a result of the remodeling and expansion of existing locations and increases in allocations for product and operations support.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was $.8 million compared with $8.8 million in the year-ago quarter. The decline in net interest income resulted from the decrease in the net interest margin, due in large part to a decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity. As a result of the second quarter charge associated with the reduction in office space, noninterest expenses totaled $26.4 million for the quarter compared with $12.3 million in the year-ago period.

SIX-MONTH RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $.72 for the six-month period ended June 30, 2003, compared with $1.12 per share earned a year ago. The current year’s results include the second quarter $.14 per common share net charge relating to actions taken in order to reduce operating costs and strategically position Northern Trust for improved profitability. Net income was $161.3 million compared with $254.4 million reported last year. The ROE was 11.21% for the first six months compared with 18.99% last year, while the ROA was .86% compared with 1.37% in the previous year. Total revenues were 3% lower than the prior year while total expenses increased 12%, resulting in a productivity ratio of 139% compared with 161% last year.

Noninterest Income

Noninterest income totaled $756.7 million for the six months ended June 30, 2003, accounting for 71% of total taxable equivalent revenue. Trust fees were $574.5 million in the six-month period, down 5% compared with $603.8 million in the same period of last year. Trust fees represented 54% of total revenues and 76% of total noninterest income.

Noninterest Income (continued)

Trust fees from PFS in the period decreased 7% and totaled $290.6 million, compared with $313.3 million last year. The decline in PFS trust fees resulted from the continued decline in the equity markets partially offset by net new business. Trust fees resulting from current year acquisitions totaled $.8 million for the period.

Trust fees from C&IS decreased 2% to $283.9 million from $290.5 million in the year-ago period, and included approximately $8.5 million in fees resulting from the acquisition of the passive asset management business. Securities lending fees totaled $50.1 million compared with $62.2 million last year, reflecting reduced spreads earned on the investment of collateral resulting from low short-term interest rates, partially offset by higher lending volumes. Fees from asset management totaled $100.9 million, which include the $6.7 million in investment management fees relating to the acquired passive asset management business, compared with $94.6 million in the year-ago period. Custody fees totaled $106.9 million for the first six months, compared with $109.9 million a year ago.

Foreign exchange trading profits were $53.5 million for the six-month period, 13% below the $61.2 million in the prior year. Treasury management fees in the period were $48.3 million, up 1% from the comparable period last year. Revenues from security commissions and trading income were $27.8 million, up 42% from the prior year. The increase reflects commissions from fixed income security trades and client portfolio restructurings and transitions. Other operating income was $52.6 million for the period compared with $36.4 million in the same period last year. The current year included the $17.8 million gain from the sale of the Higgins Road retail branch.

Net Interest Income

Net interest income for the six months, stated on a fully taxable equivalent basis, totaled $303.6 million compared with $324.1 million reported in the prior year period. Total average earning assets of $33.8 billion were 1% higher than a year ago with the increase concentrated in securities. Average money market assets decreased 4% while average loans were virtually unchanged at $17.6 billion. The net interest margin decreased to 1.81% from 1.95% in the prior year due in large part to a decline in the yield on the residential mortgage loan portfolio due to the impact of refinancing activity.

Provision for Credit Losses

The $12.5 million provision for credit losses was $2.5 million higher than the $10.0 million provision in 2002. The increase in the year-to-date provision for credit losses is due primarily to the weakening credit quality of two middle market loans in the second quarter. Net charge-offs totaled $8.3 million and represented .10% of average loans compared with $11.3 million or .13% of average loans in 2002.

Noninterest Expenses

Noninterest expenses from continuing operations totaled $762.0 million for the period, up 12% from $678.8 million a year-ago. The current period includes the second quarter severance, office space and software charges which totaled $48.5 million. Expenses in the current period resulting from the acquisitions of the passive asset management business and Legacy South were $11.6 million.

Compensation and employee benefits represented 53% of total operating expenses and totaled $404.2 million, compared with $378.6 million last year, and included $19.5 million in severance-related costs. The remainder of the increase from a year ago resulted primarily from salary increases, partially offset by lower performance-based compensation.

Net occupancy expense totaled $73.2 million, up 48% from $49.6 million in the prior year. Included in the current period was the $16.1 million charge associated with the reduction in office space needs. The remainder of the increase from the prior year was the result of higher rent, utilities, real estate taxes and building maintenance costs.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $45.1 million, up 5% from $43.1 million in 2002. The current six-month period reflects higher levels of depreciation and maintenance of computer hardware and data line lease costs, offset in part by lower depreciation of personal computers.

Other operating expenses totaled $239.5 million for the six-month period, up 15% from $207.5 million in 2002. Included in the current year results is the previously discussed software and outplacement benefit charges, which totaled $12.9 million. The remainder of the increase is primarily attributable to acquisitions, costs associated with technology investments which increased software amortization, business promotion and other professional fees.

BALANCE SHEET

Total assets at June 30, 2003 were $39.1 billion and averaged $38.6 billion for the second quarter, compared with last year’s average of $37.1 billion. Loans and leases totaled $18.0 billion at June 30, 2003 and averaged $17.5 billion for the second quarter, compared with $18.3 billion at June 30, 2002 and $17.6 billion for the second quarter of last year. Securities totaled $7.8 billion at June 30, 2003 and averaged $8.2 billion for the quarter, compared with $6.5 billion at June 30, 2002 and $6.6 billion on average last year. Money market assets totaled $8.6 billion at June 30, 2003 and also averaged $8.6 billion in the second quarter, down slightly from the year-ago quarter. Other assets at the end of the quarter included $123.4 million of goodwill and other intangible assets associated with the acquisitions of the passive asset management business and Legacy South.

Common stockholders’ equity increased to $2.95 billion at June 30, 2003 and averaged $2.90 billion, up 6% from last year’s second quarter. The increase primarily reflects the retention of earnings offset in part by the repurchase of common stock pursuant to the

BALANCE SHEET (continued)

Corporation’s share buyback program. During the quarter, the Corporation acquired approximately 39,000 shares at a cost of $1.4 million. An additional 12.0 million shares are authorized for purchase after June 30, 2003 under the previously announced share buyback program. Also during the quarter, Northern Trust Corporation completed the previously announced redemption of $120 million of its auction rate preferred stock.

Northern Trust’s risk-based capital ratios remained strong at 11.0% for tier 1 capital and 14.2% for total capital at June 30, 2003. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.8% at June 30, 2003, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at June 30, 2003 were 8.8% for tier 1 capital, 12.6% for total capital and 6.1% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 10.6% or higher for tier 1 capital, 11.2% for total risk-based capital, and 8.0% for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at June 30, 2003 totaled $107.9 million, compared with $93.6 million at March 31, 2003, $94.6 million at December 31, 2002 and $110.6 million at June 30, 2002. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $107.5 million, or .62% of total domestic loans and leases at June 30, 2003, of which $40.5 million relates to two commercial clients that have exposure to asbestos-related claims. At December 31, 2002 and June 30, 2002, domestic nonaccrual loans and leases totaled $93.4 million and $109.7 million, respectively. The $15.1 million increase in nonperforming loans during the quarter is the result of an additional $27.5 million in loans classified as nonaccrual, offset by $5.4 million in charge-offs and $7.0 million in net loan repayments on existing nonaccrual loans.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans

(In Millions)	June 30, 2003	March 31, 2003	December 31, 2002	June 30, 2002
Nonaccrual Loans
Domestic
Residential Real Estate	$4.6	$4.4	$4.8	$4.7
Commercial	102.1	86.9	87.6	102.9
Commercial Real Estate	.4	.5	.7	1.5
Personal	.4	.6	.3	.6

Total Domestic	107.5	92.4	93.4	109.7
International	—	—	—	—

Total Nonaccrual Loans	107.5	92.4	93.4	109.7
Other Real Estate Owned	.4	1.2	1.2	.9

Total Nonperforming Assets	$107.9	$93.6	$94.6	$110.6

Total 90 Day Past Due Loans (still accruing)	$15.4	$19.5	$15.2	$25.5

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

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the six-month periods ended June 30, 2003 and June 30, 2002 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The table below shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at June 30, 2003, March 31, 2003, December 31, 2002 and June 30, 2002.

ALLOCATION OF THE RESERVE FOR CREDIT LOSSES

	June 30, 2003		March 31, 2003		December 31, 2002		June 30, 2002
($ in millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$37.9	—%	$33.5	—%	$25.0	—%	$24.4	—%

Allocated Inherent Reserve
Residential Real Estate	11.9	43	11.5	43	11.5	43	10.9	42
Commercial	77.3	22	80.1	23	85.2	22	77.5	24
Commercial Real Estate	16.9	7	15.6	7	15.5	7	14.8	6
Personal	4.9	14	4.5	13	5.0	14	3.8	12
Other	—	4	—	3	—	5	—	5
Lease Financing	4.7	7	4.8	7	4.8	7	4.0	7
International	.9	3	.9	4	1.4	2	2.8	4

Total Allocated Inherent Reserve	$116.6	100%	$117.4	100%	$123.4	100%	$113.8	100%

Unallocated Inherent Reserve	18.2	—	19.2	—	20.1	—	22.1	—

Total Reserve	$172.7	100%	$170.1	100%	$168.5	100%	$160.3	100%

Reserve Assigned to:
Loans and Leases	$165.2		$162.4		$161.1		$153.3
Unfunded Commitments and Standby Letters of Credit	7.5		7.7		7.4		7.0

Total Reserve	$172.7		$170.1		$168.5		$160.3

Specific Reserve. At June 30, 2003, the specific component of the reserve stood at $37.9 million, compared with $33.5 million at March 31, 2003. The $4.4 million increase in specific reserves from March 31, 2003 is due primarily to additional reserves required on a middle market loan that was reclassified as nonperforming due to the further deterioration in its credit quality during the quarter.

Provision and Reserve for Credit Losses (continued)

Allocated Inherent Reserve. The allocated inherent portion of the reserve decreased by a net $.8 million during the quarter to $116.6 million at June 30, 2003. The decrease in this component of the reserve is primarily due to the migration of certain loans to impaired status requiring specific reserves.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve at June 30, 2003 was $18.2 million, a decrease of $1.0 million from March 31, 2003, reflecting management’s judgment that there have been only minor changes in the factors affecting this component of the reserve.

Other Factors. At June 30, 2003, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators), was $297 million (of which $105.4 million was classified as impaired), up $27 million, or 10%, from $270 million at March 31, 2003, when $87.9 million was impaired, and up from $278 million at June 30, 2002 when $108.1 million was impaired. The majority of the increase from March 31, 2003 reflects the migration of certain loans to lower credit ratings, offset in part by principal repayments and the $5.0 million partial charge-off of a middle market impaired loan due to the further deterioration in its credit quality during the quarter.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $172.7 million at June 30, 2003, $2.6 million above that at March 31, 2003. The reserve of $165.2 million assigned to loans and leases, as a percentage of total loans and leases, was .92% at June 30, 2003, compared with .90% at March 31, 2003.

Reserves assigned to unfunded loan commitments, standby letters of credit and derivative products, recorded as a liability on the consolidated balance sheet, totaled $7.5 million at June 30, 2003, a decrease of $.2 million from March 31, 2003.

Provision. The provision for credit losses was $7.5 million during the second quarter of 2003 compared with $5.0 million in the prior year quarter. The provision for the current quarter reflects the impact of management’s ongoing credit evaluations. The increase in the provision is primarily due to the $5.0 million impaired loan charge-off and the increase in the level of nonperforming assets.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effect of extraordinary events and various other matters (including changes in accounting standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intent,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors (such as the pace of inflation/deflation and consumer confidence in the securities markets) that affect wealth creation, investment and savings patterns and Northern Trust’s interest rate risk and credit risk exposure;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

•	Factors or conditions that may affect Northern Trust’s liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	The effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as the recent SARS outbreak) or natural disasters;

•	Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust’s competition, coupled with changes in the level of investment or reinvestment in those products, services, and targeted markets, and the pricing of those products and services;

•	Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks, including material systems interruptions and human errors or omissions, and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using the acquired businesses, completed alliances and preferred provider arrangements to execute its business strategy;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Uncertainties inherent in the litigation process.

Some of these risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2002 Annual Report to Shareholders (pages 45-57) and in the sections of “Item 1 – Business” of the 2002 Annual Report on Form 10-K captioned “Government Policies,” “Competition” and “Regulation and Supervision” (pages 7-15). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statement.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Second Quarter
(Interest and rate on a fully taxable equivalent basis)	2003			2002
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$2.0	$594.2	1.31%	$2.2	$469.6	1.81%
Time Deposits with Banks	41.8	7,863.1	2.13	52.0	8,234.8	2.53
Other Interest-Bearing	.3	140.5	.92	.1	23.8	2.80

Total Money Market Assets	44.1	8,597.8	2.06	54.3	8,728.2	2.49

Securities
U.S. Government	.5	109.5	1.61	1.1	165.6	2.66
Obligations of States and Political Subdivisions	15.9	872.1	7.29	12.0	602.8	7.94
Federal Agency	22.7	6,504.1	1.40	27.3	5,456.5	2.01
Other	7.1	660.5	4.25	5.9	402.2	5.88
Trading Account	—	7.5	2.66	.1	9.2	4.38

Total Securities	46.2	8,153.7	2.27	46.4	6,636.3	2.80

Loans and Leases	193.0	17,546.7	4.41	222.3	17,607.2	5.07

Total Earning Assets	$283.3	34,298.2	3.31%	$323.0	32,971.7	3.93%

Reserve for Credit Losses	—	(163.8)	—	—	(153.3)	—
Cash and Due from Banks	—	1,853.9	—	—	1,774.3	—
Other Assets	—	2,572.8	—	—	2,493.1	—

Total Assets	—	$38,561.1	—	—	$37,085.8	—

Average Source of Funds
Deposits
Savings and Money Market	$13.3	$6,662.7	.80%	$17.0	$6,022.1	1.13%
Savings Certificates	11.2	1,703.5	2.64	16.7	1,930.3	3.47
Other Time	1.5	327.6	1.80	2.5	385.7	2.59
Foreign Offices Time	35.4	10,341.0	1.37	42.4	9,361.5	1.82

Total Deposits	61.4	19,034.8	1.29	78.6	17,699.6	1.78
Federal Funds Purchased	11.9	3,990.4	1.19	20.9	4,914.8	1.71
Securities Sold Under Agreements to Repurchase	4.9	1,670.9	1.17	5.2	1,230.3	1.69
Commercial Paper	.4	145.1	1.24	.6	139.1	1.82
Other Borrowings	31.2	2,610.4	4.79	31.9	2,352.0	5.45
Senior Notes	7.8	450.0	6.92	7.8	450.0	6.92
Long-Term Debt	14.3	898.3	6.35	13.1	766.3	6.82
Debt—Floating Rate Capital Securities	1.3	267.9	1.91	1.7	267.8	2.56

Total Interest-Related Funds	133.2	29,067.8	1.84	159.8	27,819.9	2.30

Interest Rate Spread	—	—	1.47%	—	—	1.63%
Noninterest-Related Deposits	—	4,942.0	—	—	5,180.5	—
Other Liabilities	—	1,572.9	—	—	1,238.1	—
Stockholders’ Equity	—	2,978.4	—	—	2,847.3	—

Total Liabilities and Stockholders’ Equity	—	$38,561.1	—	—	$37,085.8	—

Net Interest Income/Margin (FTE Adjusted)	$150.1	—	1.76%	$163.2	—	1.99%

Net Interest Income/Margin (Unadjusted)	$137.0	—	1.60%	$151.3	—	1.84%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Second Quarter 2003/2002
	Change Due To
(In Millions)	Volume	Rate	Total
Earning Assets (FTE)	$9.9	$(49.6)	$(39.7)
Interest-Related Funds	8.8	(35.4)	(26.6)

Net Interest Income (FTE)	$1.1	$(14.2)	$(13.1)

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

	Six Months
(Interest and rate on a fully taxable equivalent basis)	2003			2002
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$3.9	$591.7	1.31%	$7.9	$885.0	1.79%
Time Deposits with Banks	84.8	7,766.9	2.20	100.7	7,935.5	2.56
Other Interest-Bearing	.6	120.8	1.07	.3	24.1	2.82

Total Money Market Assets	89.3	8,479.4	2.12	108.9	8,844.6	2.48

Securities
U.S. Government	1.1	106.4	2.02	2.4	161.7	3.02
Obligations of States and Political Subdivisions	30.9	841.1	7.35	23.0	582.0	7.89
Federal Agency	44.4	6,142.9	1.46	57.8	5,825.5	2.00
Other	13.9	676.6	4.13	11.9	401.8	5.96
Trading Account	.1	7.1	3.62	.2	9.7	4.82

Total Securities	90.4	7,774.1	2.34	95.3	6,980.7	2.75

Loans and Leases	391.0	17,556.9	4.49	445.5	17,640.3	5.09

Total Earning Assets	$570.7	33,810.4	3.40%	$649.7	33,465.6	3.91%

Reserve for Credit Losses	—	(162.9)	—	—	(153.7)	—
Cash and Due from Banks	—	1,743.1	—	—	1,675.8	—
Other Assets	—	2,623.7	—	—	2,396.1	—

Total Assets	—	$38,014.3	—	—	$37,383.8	—

Average Source of Funds
Deposits
Savings and Money Market Deposits	$27.0	$6,619.2	.82%	$36.5	$6,115.7	1.20%
Savings Certificates	24.1	1,752.8	2.78	35.0	1,956.5	3.61
Other Time	3.2	341.1	1.89	5.1	383.7	2.70
Foreign Offices Time	70.4	10,008.6	1.42	84.2	9,266.6	1.83

Total Deposits	124.7	18,721.7	1.34	160.8	17,722.5	1.83
Federal Funds Purchased	23.5	3,963.7	1.20	37.1	4,356.9	1.72
Securities Sold Under Agreements to Repurchase	9.3	1,585.0	1.18	10.6	1,263.0	1.68
Commercial Paper	.8	140.6	1.28	1.2	135.6	1.83
Other Borrowings	61.6	2,415.3	5.14	70.7	3,235.2	4.41
Senior Notes	15.6	450.0	6.92	15.6	450.0	6.92
Long-Term Debt	28.9	900.9	6.41	26.2	766.5	6.82
Debt—Floating Rate Capital Securities	2.7	267.8	1.97	3.4	267.8	2.54

Total Interest-Related Funds	267.1	28,445.0	1.89	325.6	28,197.5	2.33

Interest Rate Spread	—	—	1.51%	—	—	1.58%
Noninterest-Related Deposits	—	4,994.1	—	—	5,180.2	—
Other Liabilities	—	1,590.2	—	—	1,195.7	—
Stockholders’ Equity	—	2,985.0	—	—	2,810.4	—

Total Liabilities and Stockholders’ Equity	—	$38,014.3	—	—	$37,383.8	—

Net Interest Income/Margin (FTE Adjusted)	$303.6	—	1.81%	$324.1	—	1.95%

Net Interest Income/Margin (Unadjusted)	$277.7	—	1.66%	$300.5	—	1.81%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2003/2002
	Change Due To		Total
(In Millions)	Volume	Rate
Earning Assets (FTE)	$13.2	$(92.2)	$(79.0)
Interest-Related Funds	(13.0)	(45.5)	(58.5)

Net Interest Income (FTE)	$26.2	$(46.7)	$(20.5)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 31 of this document.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Northern Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Material Contracts

(i)	Amendment Number Five dated as of April 29, 2003 to Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002.

(ii)	Amendment dated as of April 15, 2003 to Consulting Agreement dated as of February 1, 2003 between Northern Trust Corporation and Barry G. Hastings.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

In a report on Form 8-K filed April 15, 2003, Northern Trust Corporation incorporated in Item 5 by reference its April 15, 2003 press release, reporting on its earnings for the first quarter of 2003. The press release, with summary financial information, was filed pursuant to Item 7.

In a report on Form 8-K filed April 16, 2003, Northern Trust Corporation provided its April 16, 2003 press release, announcing the declaration of a quarterly cash dividend on shares of its common stock in the amount of 17 cents per share and an increase in the Corporation’s common stock buy-back authorization of approximately 11.5 million shares. The press release was filed pursuant to Item 7.

Item 6.	Exhibits and Reports on Form 8-K (Continued)

In a report on Form 8-K filed April 21, 2003, Northern Trust Corporation incorporated in Item 5 by reference its April 21, 2003 press release, announcing the call for redemption of all of its outstanding Auction Preferred Stock, Series C on May 21, 2003 and of all of its outstanding Flexible Auction Preferred Stock, Series D on June 4, 2003. The press release was filed pursuant to Item 7.

In a report on Form 8-K filed April 24, 2003, Northern Trust Corporation incorporated in Item 5 by reference an April 24, 2003 joint press release, issued by the Corporation and Hewitt Associates, a global HR outsourcing and consulting firm, announcing the execution of a letter of intent for Hewitt to acquire substantially all of the assets of Northern Trust Retirement Consulting, L.L.C., Northern Trust’s retirement consulting and administration business. The press release was filed pursuant to Item 7.

In a report on Form 8-K filed June 23, 2003, Northern Trust Corporation incorporated in Item 5 by reference its June 23, 2003 press release, announcing the implementation of a number of strategic steps to reduce expenses and better position the Corporation for improved profitability. The press release was filed pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: August 1, 2003	By:	/s/ Perry R. Pero
Perry R. Pero
Vice Chairman and Chief Financial Officer

Date: August 1, 2003	By:	/s/ Harry W. Short
Harry W. Short
Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit Number	Description

(10)	Material Contracts

(i) Amendment Number Five dated as of April 29, 2003 to Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002.

(ii) Amendment dated as of April 15, 2003 to Consulting Agreement dated as of February 1, 2003 between Northern Trust Corporation and Barry G. Hastings.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.