Form 10-Q
period 2003-09-30
NORTHERN TRUST CORP
filed 2003-10-31
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

220,354,163 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2003)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	September 30 2003	December 31 2002	September 30 2002
Assets
Cash and Due from Banks	$1,425.4	$2,672.2	$1,951.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	836.7	964.8	1,535.2
Time Deposits with Banks	8,231.4	8,268.2	7,316.8
Other Interest-Bearing	118.6	99.3	23.0
Securities
Available for Sale	8,089.5	5,681.2	7,307.4
Held to Maturity (Fair value - $1,049.6 at September 2003, $942.9 at December 2002, $861.2 at September 2002)	1,008.8	905.0	820.2
Trading Account	4.1	7.7	11.2

Total Securities	9,102.4	6,593.9	8,138.8

Loans and Leases
Commercial and Other	10,095.3	10,255.6	10,159.4
Residential Mortgages	7,822.8	7,808.1	7,765.2

Total Loans and Leases (Net of unearned income - $400.1 at September 2003, $398.7 at December 2002, $406.2 at September 2002)	17,918.1	18,063.7	17,924.6

Reserve for Credit Losses Assigned to Loans and Leases	(164.9)	(161.1)	(160.3)
Buildings and Equipment, net	503.9	515.0	506.8
Customers’ Acceptance Liability	15.1	22.5	4.7
Trust Security Settlement Receivables	318.3	608.5	762.5
Other Assets	2,439.2	1,831.2	1,666.5

Total Assets	$40,744.2	$39,478.2	$39,670.5

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,525.7	$5,715.2	$4,972.8
Savings and Money Market	7,597.5	7,101.9	6,770.1
Savings Certificates	1,559.0	1,827.1	1,867.8
Other Time	283.9	341.8	348.7
Foreign Offices - Demand	1,189.2	886.9	921.6
- Time	10,498.7	10,189.2	9,492.1

Total Deposits	25,654.0	26,062.1	24,373.1
Federal Funds Purchased	3,661.1	1,672.5	3,163.4
Securities Sold Under Agreements to Repurchase	1,696.2	1,564.0	1,200.6
Commercial Paper	146.9	143.6	143.3
Other Borrowings	3,070.9	3,741.0	4,841.9
Senior Notes	450.0	450.0	450.0
Long-Term Debt	865.0	765.8	766.0
Debt - Floating Rate Capital Securities	267.9	267.8	267.8
Liability on Acceptances	15.1	22.5	4.7
Other Liabilities	1,916.8	1,789.1	1,514.6

Total Liabilities	37,743.9	36,478.4	36,725.4

Stockholders’ Equity
Preferred Stock	—	120.0	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at September 2003, December 2002, and September 2002; Outstanding 220,354,163 shares at September 2003, 220,800,402 shares at December 2002 and 220,923,315 shares at September2002	379.8	379.8	379.8
Retained Earnings	2,911.8	2,775.3	2,721.0
Accumulated Other Comprehensive Income	.8	7.1	7.3
Common Stock Issuable - Stock Incentive Plans	99.5	118.2	122.5
Deferred Compensation	(33.0)	(40.2)	(46.2)
Treasury Stock - (at cost, 7,567,361 shares at September 2003, 7,121,122 shares at December 2002, and 6,998,209 shares at September 2002)	(358.6)	(360.4)	(359.3)

Total Stockholders’ Equity	3,000.3	2,999.8	2,945.1

Total Liabilities and Stockholders’ Equity	$40,744.2	$39,478.2	$39,670.5

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Third Quarter Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2003	2002	2003	2002
Noninterest Income
Trust Fees	$304.0	$281.4	$878.5	$885.2
Foreign Exchange Trading Profits	28.9	26.3	82.4	87.5
Treasury Management Fees	24.1	23.9	72.4	71.9
Security Commissions and Trading Income	13.7	11.6	41.5	31.2
Other Operating Income	20.7	10.6	73.3	47.0
Investment Security Gains	—	.1	—	.2

Total Noninterest Income	391.4	353.9	1,148.1	1,123.0

Net Interest Income
Interest Income	254.5	308.1	799.3	934.2
Interest Expense	120.2	158.2	387.3	483.8

Net Interest Income	134.3	149.9	412.0	450.4
Provision for Credit Losses	5.0	20.0	17.5	30.0

Net Interest Income after Provision for Credit Losses	129.3	129.9	394.5	420.4

Noninterest Expenses
Compensation	157.9	160.3	493.6	472.7
Employee Benefits	32.9	32.7	101.4	98.9
Occupancy Expense	29.3	27.1	102.5	76.7
Equipment Expense	21.5	21.4	66.6	64.5
Other Operating Expenses	105.8	97.4	345.3	304.9

Total Noninterest Expenses	347.4	338.9	1,109.4	1,017.7

Income from Continuing Operations before Income Taxes	173.3	144.9	433.2	525.7
Provision for Income Taxes	58.5	47.4	140.4	175.7

Income from Continuing Operations	114.8	97.5	292.8	350.0

Discontinued Operations
Income (Loss) from Discontinued Operations of NTRC	(1.7)	(1.7)	(8.8)	1.4
Loss on Disposal of NTRC	—	—	(20.2)	—
Income Tax Benefit (Expense)	.7	.6	11.3	(.6)

Income (Loss) from Discontinued Operations	(1.0)	(1.1)	(17.7)	.8

Net Income	$113.8	$96.4	$275.1	$350.8

Net Income Applicable to Common Stock	$113.8	$95.8	$274.4	$349.1

Per Common Share
Income from Continuing Operations
- Basic	$.52	$.44	$1.33	$1.58
- Diluted	.51	.43	1.31	1.54
Net Income
- Basic	$.52	$.44	$1.25	$1.58
- Diluted	.51	.43	1.23	1.54

Cash Dividends Declared	.17	.17	.51	.51

Average Number of Common Shares Outstanding - Basic	220,263,066	220,431,828	220,311,056	220,715,302
- Diluted	224,652,577	225,098,182	223,982,185	226,383,081

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Third Quarter Ended September 30		Nine Months Ended September 30
(In Millions)	2003	2002	2003	2002
Net Income	$113.8	$96.4	$275.1	$350.8
Other Comprehensive Income (net of tax)
Net Unrealized Gains (Losses) on Securities Available for Sale	(2.6)	3.2	(2.6)	5.0
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.5)	.5	(3.9)	4.8
Foreign Currency Translation Adjustments	(.1)	(.2)	.2	(.1)

Other Comprehensive Income	(3.2)	3.5	(6.3)	9.7

Comprehensive Income	$110.6	$99.9	$268.8	$360.5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2003	2002
Preferred Stock
Balance at January 1	$120.0	$120.0
Series C Redeemed	(60.0)	—
Series D Redeemed	(60.0)	—

Balance at September 30	—	120.0

Common Stock
Balance at January 1 and September 30	379.8	379.8

Retained Earnings
Balance at January 1	2,775.3	2,520.1
Net Income	275.1	350.8
Dividends Declared - Common Stock	(112.4)	(112.9)
Dividends Declared - Preferred Stock	(.6)	(1.6)
Stock Issued - Incentive Plan and Awards	(25.6)	(35.4)

Balance at September 30	2,911.8	2,721.0

Accumulated Other Comprehensive Income
Balance at January 1	7.1	(2.4)
Other Comprehensive Income	(6.3)	9.7

Balance at September 30.8		7.3

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	118.2	147.6
Stock Issuable, net of Stock Issued	(18.7)	(25.1)

Balance at September 30	99.5	122.5

Deferred Compensation
Balance at January 1	(40.2)	(58.1)
Compensation Deferred	(7.5)	(6.3)
Compensation Amortized	14.7	18.2

Balance at September 30	(33.0)	(46.2)

Treasury Stock
Balance at January 1	(360.4)	(333.5)
Stock Options and Awards	71.9	104.3
Stock Purchased	(70.1)	(130.1)

Balance at September 30	(358.6)	(359.3)

Total Stockholders’ Equity at September 30	$3,000.3	$2,945.1

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2003	2002
Cash Flows from Operating Activities:
Net Income	$275.1	$350.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	17.5	30.0
Depreciation on Buildings and Equipment	61.7	64.2
Increase in Receivables	(34.0)	(123.6)
Decrease in Interest Payable	(11.3)	(7.2)
Amortization and Accretion of Securities and Unearned Income	(41.8)	(79.9)
Severance Costs Relating to Staff Reductions, net	10.5	—
Reduction in Office Space Leased and Owned, net	18.2	—
Loss on Sale of NTRC Assets	20.2	—
Gain on Sale of Higgins Road Branch Assets	(17.8)	—
Amortization and Retirement of Computer Software	73.4	56.5
Amortization of Other Intangibles	7.9	4.9
Net Decrease in Trading Account Securities	3.6	7.7
Other Operating Activities, net	187.3	203.0

Net Cash Provided by Operating Activities	570.5	506.4

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	128.1	2,029.9
Net (Increase) Decrease in Time Deposits with Banks	36.8	(360.9)
Net (Increase) Decrease in Other Interest-Bearing Assets	(19.3)	2.0
Purchases of Securities-Held to Maturity	(161.1)	(180.1)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	44.6	36.6
Purchases of Securities-Available for Sale	(16,154.6)	(24,227.2)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	13,776.6	22,635.5
Net Decrease in Loans and Leases	126.9	51.0
Purchases of Buildings and Equipment	(66.6)	(82.3)
Purchases and Development of Computer Software	(80.8)	(95.5)
Net (Increase) Decrease in Trust Security Settlement Receivables	290.2	(191.1)
Decrease in Cash Due to Acquisitions	(126.5)	—
Proceeds from Sale of Subsidiary and Branch Assets	35.4	—
Other Investing Activities, net	(482.9)	(30.8)

Net Cash Used in Investing Activities	(2,653.2)	(412.9)

Cash Flows from Financing Activities:
Net Decrease in Deposits	(408.1)	(646.2)
Net Increase in Federal Funds Purchased	1,988.6	2,347.9
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	132.2	(206.8)
Net Increase in Commercial Paper	3.3	5.6
Net Decrease in Short-Term Other Borrowings	(655.1)	(1,757.3)
Proceeds from Term Federal Funds Purchased	3,590.2	4,192.0
Repayments of Term Federal Funds Purchased	(3,605.2)	(4,434.0)
Proceeds from Senior Notes & Long-Term Debt	200.0	—
Repayments of Senior Notes & Long-Term Debt	(100.8)	(.8)
Treasury Stock Purchased	(67.3)	(127.2)
Net Proceeds from Stock Options	13.3	18.3
Cash Dividends Paid on Common Stock	(112.5)	(113.0)
Cash Dividends Paid on Preferred Stock	(.8)	(1.6)
Redemption of Preferred Stock	(120.0)	—
Other Financing Activities, net	(21.9)	(10.8)

Net Cash Provided by (Used in) Financing Activities	835.9	(733.9)

Decrease in Cash and Due from Banks	(1,246.8)	(640.4)
Cash and Due from Banks at Beginning of Year	2,672.2	2,592.3

Cash and Due from Banks at End of Period	$1,425.4	$1,951.9

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$398.6	$490.9
Income Taxes Paid	62.7	48.7

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 2003 and 2002, have not been audited by the Corporation’s independent public accountants. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. As discussed in Note 13 of this Report, as a result of its disposition on June 15, 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for all prior periods presented have been reclassified and shown as discontinued operations in the consolidated statement of income. Certain other reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders.

2. Securities - The following table summarizes the book and fair values of securities.

	September 30, 2003		December 31, 2002		September 30, 2002
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity
Obligations of States and Political Subdivisions	$847.2	$893.0	$756.8	$798.8	$676.3	$721.8
Federal Agency	7.4	7.5	8.4	8.3	4.5	4.4
Other	154.2	149.1	139.8	135.8	139.4	135.0

Subtotal	1,008.8	1,049.6	905.0	942.9	820.2	861.2

Available for Sale
U.S. Government	103.9	103.9	104.0	104.0	155.8	155.8
Obligations of States and Political Subdivisions	33.2	33.2	33.1	33.1	33.3	33.3
Federal Agency	7,457.9	7,457.9	5,024.4	5,024.4	6,552.6	6,552.6
Preferred Stock	80.8	80.8	80.8	80.8	80.8	80.8
Other	413.7	413.7	438.9	438.9	484.9	484.9

Subtotal	8,089.5	8,089.5	5,681.2	5,681.2	7,307.4	7,307.4

Trading Account	4.1	4.1	7.7	7.7	11.2	11.2

Total Securities	$9,102.4	$9,143.2	$6,593.9	$6,631.8	$8,138.8	$8,179.8

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	September 30, 2003
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$847.2	$45.8	$—	$893.0
Federal Agency	7.4	.1	—	7.5
Other	154.2	.3	5.4	149.1

Total	$1,008.8	$46.2	$5.4	$1,049.6

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	September 30, 2003
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$103.8	$.1	$—	$103.9
Obligations of States and Political Subdivisions	30.6	2.6	—	33.2
Federal Agency	7,443.5	14.6	.2	7,457.9
Preferred Stock	80.8	—	—	80.8
Other	412.5	1.5	.3	413.7

Total	$8,071.2	$18.8	$.5	$8,089.5

3. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.7 billion on September 30, 2003, $9.0 billion on December 31, 2002 and $9.6 billion on September 30, 2002. Included in the September 2003 pledged assets were securities available for sale of $1.6 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2003, December 31, 2002 and September 30, 2002 was $380.5 million, $328.6 million and $323.3 million, respectively. The fair value of repledged collateral as of September 30, 2003, December 31, 2002 and September 30, 2002 was $35.8 million, $88.7 million and $215.6 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

4. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.6 billion on September 30, 2003, $2.5 billion on December 31, 2002 and $2.6 billion on September 30, 2002. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, totaled $3.6 million at September 30, 2003.

Notes to Consolidated Financial Statements (continued)

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest, and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $65.6 billion at September 30, 2003, $49.2 billion at December 31, 2002 and $46.9 billion at September 30, 2002. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at September 30, 2003, December 31, 2002 or September 30, 2002, related to these indemnifications.

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

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank), in its capacity as the former trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The actions make claims, inter alia, for breach of fiduciary duty to the plan participants, and seek equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. The Corporation and the Bank will continue to defend these actions vigorously. In addition, in June 2003, after conducting an extensive investigation which included the Bank and NTRC, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. Based upon the information developed to date and recognizing that the outcome of complex litigation and related matters is uncertain, management believes that these matters will be resolved without material impact on the Corporation’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2003	December 31, 2002	September 30, 2002
Domestic
Residential Real Estate	$7,822.8	$7,808.1	$7,765.2
Commercial	3,646.0	3,968.3	4,200.3
Broker	6.8	8.8	28.7
Commercial Real Estate	1,280.4	1,168.5	1,148.1
Personal	2,477.2	2,480.8	2,362.4
Other	676.6	959.3	845.3
Lease Financing	1,268.6	1,276.0	1,254.4

Total Domestic	17,178.4	17,669.8	17,604.4
International	739.7	393.9	320.2

Total Loans and Leases	$17,918.1	$18,063.7	$17,924.6

At September 30, 2003, other domestic loans and international loans included a total of $810.2 million of overnight trust-related advances, compared with $899.3 million at December 31, 2002 and $850.9 million at September 30, 2002.

At September 30, 2003, nonperforming loans and leases totaled $99.8 million. Included in this amount were loans with a recorded investment of $97.3 million (net of $19.8 million in charge-offs) which were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $12.6 million (net of $9.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $84.7 million (net of $10.0 million in charge-offs) had an allocated reserve of $44.6 million. For the third quarter of 2003, the total recorded investment in impaired loans averaged $96.4 million. There was $99 thousand of interest income recorded on impaired loans for the quarter ended September 30, 2003.

At September 30, 2002, nonperforming loans and leases totaled $106.5 million and included $104.4 million (net of $25.4 million in charge-offs) of impaired loans. Of these impaired loans, $12.7 million (net of $15.2 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $91.7 million (net of $10.2 million in charge-offs) had an allocated reserve of $21.8 million. Total recorded investment in impaired loans for the third quarter of 2002 averaged $106.0 million. There was $15 thousand of interest income recognized on such loans for the quarter ended September 30, 2002.

At September 30, 2003, residential real estate loans totaling $7.9 million were held for sale and carried at the lower of cost or market.

Loan commitments for residential real estate loans, which when funded will be held for sale, are carried at fair value, while all other loan commitments are carried at the amount of unamortized fees. At September 30, 2003, legally binding commitments to extend credit totaled $16.5 billion, compared with $17.2 billion at December 31, 2002 and $15.7 billion at September 30, 2002.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(In Millions)	2003	2002	2003	2002
Balance at Beginning of Period	$172.7	$160.3	$168.5	$161.6
Charge-Offs	(5.9)	(13.5)	(17.3)	(25.4)
Recoveries	.9	1.6	4.0	2.2

Net Charge-Offs	(5.0)	(11.9)	(13.3)	(23.2)
Provision for Credit Losses	5.0	20.0	17.5	30.0

Balance at End of Period	$172.7	$168.4	$172.7	$168.4

Reserve for Credit Losses Assigned to:
Loans and Leases	$164.9	$160.3	$164.9	$160.3
Unfunded Commitments, Standby
Letters of Credit and Derivatives	7.8	8.1	7.8	8.1

Balance at End of Period	$172.7	$168.4	$172.7	$168.4

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

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent reserve reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision inherent in the process of estimating probable credit losses.

Notes to Consolidated Financial Statements (continued)

7. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Third Quarter Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2003	2002	2003	2002
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	220,263,066	220,431,828	220,311,056	220,715,302

Income from Continuing Operations	$114.8	$97.5	$292.8	$350.0
Less: Dividends on Preferred Stock	—	(.6)	(.7)	(1.7)

Income from Continuing Operations Applicable to Common Stock	$114.8	$96.9	$292.1	$348.3
Basic Income from Continuing Operations Per Common Share	$.52	$.44	$1.33	$1.58

Income (Loss) from Discontinued Operations	$(1.0)	$(1.1)	$(17.7)	$.8
Basic Income (Loss) from Discontinued
Operations Per Common Share	$—	$—	$(.08)	$—

Net Income Applicable to Common Stock	$113.8	$95.8	$274.4	$349.1
Basic Net Income Per Common Share	$.52	$.44	$1.25	$1.58

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	220,263,066	220,431,828	220,311,056	220,715,302
Plus Dilutive Potential Common Shares:
Stock Options	2,990,548	2,523,771	2,359,854	3,647,653
Stock Incentive Plans *	1,398,963	2,142,583	1,311,275	2,020,126

Average Common and Potential Common Shares	224,652,577	225,098,182	223,982,185	226,383,081

Income from Continuing Operations Applicable to Common Stock	$114.8	$96.9	$292.1	$348.3
Diluted Income from Continuing Operations Per Common Share	$.51	$.43	$1.31	$1.54

Income (Loss) from Discontinued Operations	$(1.0)	$(1.1)	$(17.7)	$.8
Diluted Income (Loss) from Discontinued
Operations Per Common Share	$—	$—	$(.08)	$—

Net Income Applicable to Common Stock	$113.8	$95.8	$274.4	$349.1
Diluted Net Income Per Common Share	$.51	$.43	$1.23	$1.54

*	Includes Dilutive Potential Common Shares related to restricted stock subject to performance and vesting requirements, and to stock and stock unit awards subject to vesting requirements. Refer to Note 24, “Stock-Based Compensation Plans” on pages 84 and 85 of the Corporation’s 2002 Annual Report to Shareholders.

Notes to Consolidated Financial Statements (continued)

8. Accumulated Other Comprehensive Income - The following tables summarize the components of Accumulated Other Comprehensive Income at September 30, 2003 and 2002, and changes during the three and nine-month periods then ended.

	Third Quarter Ended September 30, 2003
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$(4.1)	$1.5	$3.1
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	(4.1)	1.5	3.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.4	1.3	(.4)	3.3
Less: Reclassification Adjustments	—	2.2	(.8)	1.4

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.4	(.9)	.4	1.9
Foreign Currency Translation Adjustments	(.1)	(.1)	—	(.2)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$4.0	$(5.1)	$1.9	$.8

	Third Quarter Ended September 30, 2002
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$1.7	$1.3	$2.0	$5.0
Less: Reclassification Adjustments	—	.1	—	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	1.7	1.2	2.0	4.9
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	2.1	—	7.9
Less: Reclassification Adjustments	—	1.6	—	1.6

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	.5	—	6.3
Foreign Currency Translation Adjustments	(.1)	(.3)	.1	(.3)
Minimum Pension Liability	(3.6)	—	—	(3.6)

Accumulated Other Comprehensive Income	$3.8	$1.4	$2.1	$7.3

	Nine Months Ended September 30, 2003
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$(4.0)	$1.4	$3.1
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	(4.0)	1.4	3.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	3.2	(1.1)	7.9
Less: Reclassification Adjustments	—	9.6	(3.6)	6.0

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(6.4)	2.5	1.9
Foreign Currency Translation Adjustments	(.4)	.4	(.2)	(.2)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$7.1	$(10.0)	$3.7	$.8

	Nine Months Ended September 30, 2002
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Unrealized Gains (Losses) on Securities Available for Sale	$(.1)	$1.9	$3.2	$5.0
Less: Reclassification Adjustments	—	.1	—	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	(.1)	1.8	3.2	4.9
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.5	3.5	(.3)	4.7
Less: Reclassification Adjustments	—	1.3	(2.9)	(1.6)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.5	2.2	2.6	6.3
Foreign Currency Translation Adjustments	(.2)	(.2)	.1	(.3)
Minimum Pension Liability	(3.6)	—	—	(3.6)

Accumulated Other Comprehensive Income	$(2.4)	$3.8	$5.9	$7.3

Notes to Consolidated Financial Statements (continued)

9. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of September 30, 2003, shares available for future grant under the 2002 Plan totaled 13,534,009.

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

Pro forma information regarding net income and earnings per share has been determined as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.94% and 5.11%; dividend yields of 2.08% and 1.29%; volatility factors of the expected market price of the Corporation’s common stock of 33.5% and 31.2%; and a weighted average expected life of the options of 6.1 years and 6.2 years.

The weighted average fair value of options granted in 2003 and 2002 was $10.40 per share and $18.75 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ six-month to three-year vesting periods.

The Corporation’s pro forma information follows.

	Third Quarter Ended September 30		Nine Months Ended September 30
(In Millions Except per Share Information)	2003	2002	2003	2002
Net Income as Reported	$113.8	$96.4	$275.1	$350.8
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	3.1	4.2	9.8	12.1
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(13.2)	(17.7)	(49.8)	(56.7)

Pro Forma Net Income	$103.7	$82.9	$235.1	$306.2

Earnings Per Share as Reported:
Basic	$.52	$.44	$1.25	$1.58
Diluted	.51	.43	1.23	1.54
Pro Forma Earnings Per Share:
Basic	$.47	$.37	$1.06	$1.38
Diluted	.46	.37	1.04	1.34

Notes to Consolidated Financial Statements (continued)

10. Accounting Standards Pronouncements - There were no new accounting standards adopted by Northern Trust in the third quarter of 2003.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46). On October 9, 2003, the FASB subsequently issued Staff Position No. FIN 46-6 deferring the effective date until the end of the first interim or annual period ending after December 15, 2003 for applying provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of the requirements of this interpretation is not expected to have a material effect on Northern Trust’s results of operations.

11. Business Combinations - Northern Trust has completed its acquisition of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income businesses. Under the terms of the agreement, Northern Trust paid approximately $117 million through September 30, 2003 primarily based on the value of revenues represented by managed assets transferred. At quarter-end, assets under management associated with this acquisition totaled $69.7 billion.

On April 29, 2003, Northern Trust closed the acquisition of Legacy South, an Atlanta-based private wealth management firm that services high net worth individuals, families and private foundations. Legacy South, established in 1996, had $415 million of assets under management at September 30, 2003 and has been merged into Northern Trust Bank, FSB. The purchase price, which is based on the total value of revenues represented by managed assets transferred, is expected to approximate $11.5 million and will be made in multiple payments over a 16-month period. Through September 30, 2003, Northern Trust has paid $9.3 million of the estimated purchase price.

12. Business Segments - The tables on page 21, reflecting the earnings contribution of Northern Trust’s business segments for the third quarter and nine months ended September 30, 2003, is incorporated by reference.

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

Notes to Consolidated Financial Statements (continued)

The sale of NTRC assets resulted in a pre-tax net loss on disposal of $20.2 million in the second quarter of 2003, principally reflecting the write-off of unamortized technology investments, lease exit costs and severance benefits. The NTRC transaction entailed a reduction of Northern Trust’s staff of approximately 650 positions. The operating results of the NTRC business for the current and all prior periods presented, and the loss on its disposal are reflected as discontinued operations in the Corporation’s consolidated statement of income and in the results of operations in the C&IS business segment.

14. Other Charges - In the second quarter of 2003, Northern Trust implemented a number of strategic steps to reduce expenses and better position the Corporation for improved profitability, resulting in pre-tax charges included in Noninterest Expenses of $48.5 million. Of this amount, $22.9 million represented severance costs relating to positions eliminated; $16.1 million reflected the reduction in the amount of required leased and owned office space as a result of lower staff levels; and $9.5 million related to other charges consisting primarily of asset retirements due to the standardization, replacement and elimination of software applications.

Third quarter 2003 Noninterest Expenses included pre-tax charges totaling $7.0 million. Of this amount, $.8 million represented severance-related costs; $2.8 million reflected reductions in the amount of required leased office space; and $3.4 million related to asset retirements resulting from the replacement of software applications.

The changes in balance sheet liabilities related to these actions were as follows:

(In Millions)	Severance	Office Space Leased and Owned	Total
Liabilities:
Balance at June 30, 2003	$22.3	$15.9	$38.2
Liabilities Established	.8	2.8	3.6
Cash Payments	(12.2)	(.7)	(12.9)

Balance at September 30, 2003	$10.9	$18.0	$28.9

15. Sale of Certain Banking Assets - On June 16, 2003, Northern Trust sold certain banking assets and leasehold interests of its Higgins Road, Chicago retail branch. The sales price was based primarily on the level of deposits transferred and resulted in a net pre-tax gain of $17.8 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $.51 for the third quarter, an increase of 19% from $.43 per share earned a year ago. Net income increased 18% to $113.8 million from $96.4 million reported for the third quarter of last year. This performance produced an annualized return on average common equity (ROE) of 15.40% versus 13.69% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.15% versus 1.05% in 2002.

As a result of its disposition, the operating results of NTRC for the third quarter and all prior periods presented are shown as discontinued operations in Northern Trust’s consolidated statement of income.

Revenues from continuing operations of $538.8 million were up 4% from the $516.0 million in last year’s third quarter, while expenses from continuing operations rose 3%. The current quarter’s results benefited from actions announced in the second quarter aimed at reducing operating costs and strategically positioning Northern Trust for improved profitability.

Noninterest Income

Noninterest income from continuing operations totaled $391.4 million for the quarter, up 11% from $353.9 million reported last year, and accounted for 73% of total taxable equivalent revenue. Trust fees were $304.0 million in the quarter, up 8% compared with $281.4 million in the third quarter of last year and represented 56% of total taxable equivalent revenue. The increase in trust fees resulted primarily from net new business, improved equity markets and fees resulting from the acquisitions of the Deutsche Bank passive asset management business and an Atlanta-based private wealth management firm earlier in the year.

Assets under administration totaled a record $1.92 trillion at September 30, 2003 and included $70.1 billion of assets from the aforementioned acquisitions. This represents an increase in assets under administration of 27% from December 31, 2002, and 33% from September 30, 2002. Assets under management also reached a new high and totaled $435.7 billion compared with $302.5 billion at December 31, 2002 and $293.2 billion at September 30, 2002.

Consolidated Trust Assets Under Administration (In Billions)	September 30, 2003	June 30, 2003	December 31, 2002	September 30, 2002
Corporate & Institutional	$336.7	$329.2	$214.8	$207.4
Personal	99.0	94.2	87.7	85.8

Total Managed Trust Assets	435.7	423.4	302.5	293.2

Corporate & Institutional	1,399.5	1,327.8	1,132.1	1,078.4
Personal	81.8	78.7	69.0	64.9

Total Non-Managed Trust Assets	1,481.3	1,406.5	1,201.1	1,143.3

Consolidated Trust Assets Under Administration	$1,917.0	$1,829.9	$1,503.6	$1,436.5

Noninterest Income (continued)

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

Trust fees from Personal Financial Services (PFS) in the quarter increased 3% and totaled $152.5 million, compared with $147.9 million in the year-ago quarter. The increase in PFS trust fees resulted primarily from net new business and improved equity markets. Personal trust assets under administration totaled $180.8 billion at September 30, 2003, compared with $156.7 billion at December 31, 2002, and $150.7 billion at September 30, 2002. Of the total assets under administration, $99.0 billion is managed by Northern Trust, compared with $87.7 billion at December 31, 2002 and $85.8 billion one year ago. At September 30, 2003, 46% of personal assets under management were invested in equity securities, compared with 40% one year ago. Net new recurring PFS trust business transitioned during the first nine months represents approximately $24 million in annualized fees.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter increased 13% to $151.5 million from $133.5 million in the year-ago quarter, and included approximately $7.1 million in fees resulting from the acquisition of the passive asset management business. With this acquisition, Northern Trust is now the third largest manager of institutional passive assets in the U.S. Securities lending fees totaled $25.3 million compared with $17.0 million in last year’s third quarter, reflecting both higher volumes and increased spreads earned on the investment of collateral. Fees from asset management totaled $54.5 million, which include $5.3 million in investment management fees relating to the acquired passive asset management business, compared with $47.0 million in the year-ago quarter. Custody fees totaled $58.2 million for the quarter, compared with $56.8 million a year ago.

C&IS assets under administration totaled $1.74 trillion at September 30, 2003, compared with $1.35 trillion at December 31, 2002 and $1.29 trillion at September 30, 2002. C&IS assets under management totaled $336.7 billion, including $66.6 billion relating to the acquired passive asset business. This compares with managed assets of $214.8 billion at December 31, 2002, and $207.4 billion at September 30, 2002. Assets under administration include $660.7 billion of global custody assets, compared with $448.5 billion one year ago. At September 30, 2003, approximately 39% of assets under management were invested in equity securities, compared with 22% one year ago. The increase in the level of equity securities resulted from the acquisition of the passive asset

Noninterest Income (continued)

management business. Year-to-date, Northern Trust has won on a worldwide basis, sixteen new custodial relationships with assets of approximately $64 billion from the former Deutsche Bank custody operations. Net new recurring C&IS trust business transitioned during the first nine months represents approximately $43 million in annualized fees.

Foreign exchange trading profits were $28.9 million in the quarter compared with $26.3 million in the third quarter of last year. The improvement reflects currency volatility and increased client volumes. Treasury management fees in the quarter were $24.1 million, up 1% from the comparable quarter last year. Revenues from security commissions and trading income were $13.7 million, up 19% from the prior year. The increase results from commissions from equity security trades and transition management services for institutional clients. Other operating income was $20.7 million for the third quarter compared with $10.6 million in the same period last year. The prior year quarter was impacted by a $15.0 million write-off of an equity investment, partially offset by the recognition of approximately $8.5 million in gains by Norlease, Inc. from the sale of leased equipment.

Net Interest Income

Net interest income for the quarter totaled $134.3 million, 10% lower than the $149.9 million reported in the third quarter of 2002. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $147.4 million compared with $162.1 million reported in the prior year quarter. The net interest margin decreased to 1.67% from 1.98% in the prior year due primarily to a decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity. Total average earning assets of $35.1 billion were 8% higher than a year ago with the increase concentrated in securities. The securities portfolio averaged $8.8 billion, up 34% from last year, with the increase concentrated primarily in short-term U.S. agency securities. Money market assets averaged $8.8 billion, up 7% from last year, while average loans declined slightly to $17.5 billion.

Average domestic loans outstanding during the quarter, at $17.1 billion, were 1% below the $17.3 billion in the third quarter of last year, while average international loans increased by $76 million from a year ago to average $384 million. Residential mortgages were virtually unchanged from last year’s third quarter and averaged $7.8 billion for the quarter, and represented 45% of the total average loan portfolio. Commercial and industrial loans averaged $3.8 billion, down $432 million or 10% from a year ago, while personal loans increased $171 million or 8% to average $2.4 billion.

Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $19.4 billion, up 7% from the third quarter of 2002. Foreign office time deposits increased $1.0 billion as a result of global custody activity, while retail deposit levels increased $686 million due primarily to higher balances in money market deposit accounts, offset in part by a reduction in savings certificates and nonpersonal time deposits. Other interest-related funds averaged $10.5 billion in the quarter compared with $9.1 billion in last year’s third quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds decreased slightly from the prior year, averaging $5.3 billion.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the quarter, down from $20.0 million in the same period last year. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 27.

Noninterest Expenses

Noninterest expenses from continuing operations totaled $347.4 million for the quarter, up 3% from $338.9 million in the year-ago quarter. The current quarter includes $2.8 million in charges associated with reduced leased office space needs and $3.4 million relating to the replacement of software. Expenses in the quarter resulting from the current year acquisitions of the passive asset management business and the Atlanta-based private wealth management firm were $4.6 million.

Compensation and employee benefit expenses totaled $190.8 million, compared with $193.0 million last year. The decrease reflects lower staffing levels, partially offset by salary increases and higher pension plan accruals. Staff on a full-time equivalent basis at September 30, 2003 totaled 8,094, compared with 8,239 at June 30, 2003 and 9,328 at September 30, 2002. Staffing levels declined as a result of the second quarter 2003 sales of NTRC and the Higgins retail branch assets. In addition, positions were also eliminated in 2003 as part of Northern Trust’s business review, offset in part by increases relating to acquisitions, staffing for new offices, and other strategic initiatives.

Net occupancy expense totaled $29.3 million, up 8% from $27.1 million in the third quarter of 2002. Included in the current quarter was a $2.8 million charge associated with reduced leased office space needs. The remainder of the change in occupancy expense was due primarily to real estate tax refunds, partially offset by higher net rental costs, utilities, and building maintenance.

Noninterest Expenses (continued)

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $21.5 million, up 1% from $21.4 million reported in the third quarter of 2002. The increase was concentrated primarily in data line lease costs and the depreciation and maintenance of computer hardware, offset in part by lower depreciation of personal computers and maintenance of equipment.

Other operating expenses in the quarter totaled $105.8 million compared with $97.4 million last year. Included in the third quarter’s other operating expenses is $3.4 million related to asset retirements resulting from the replacement of software applications. The remainder of the increase is primarily related to acquisitions, technology investments that increased software amortization, and higher insurance premiums. These higher expenses were partially offset by other initiatives to reduce operating expenses. The following table shows the components of other operating expenses.

Other Operating Expenses	Third Quarter Ended September 30
(In Millions)	2003	2002
Outside Services Purchased	$49.6	$47.1
Software Amortization and Related Costs	25.2	20.9
Business Promotion	8.4	8.8
Other Intangibles Amortization	2.9	1.6
Software Replacement	3.4	—
Other Expenses	16.3	19.0

Total Other Operating Expenses	$105.8	$97.4

Provision for Income Taxes

The provision for income taxes from continuing operations was $58.5 million for the third quarter compared with $47.4 million in the year-ago quarter. The higher tax provision in 2003 primarily reflects the impact of higher earnings. The effective income tax rate for the quarter was 33.8%, compared with 32.7% in the third quarter of 2002. The increase in the Corporation’s effective income tax rate for the third quarter of 2003 is primarily attributable to the decrease in the Corporation’s federally tax-exempt income as a percentage of total income.

BUSINESS SEGMENTS

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the third quarter ended September 30, 2003 and 2002.

Results of Operations Third Quarter	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2003	2002	2003	2002	2003	2002	2003	2002
Noninterest Income
Trust Fees	$151.5	$133.5	$152.5	$147.9	$—	$—	$304.0	$281.4
Other	59.8	63.5	26.4	8.4	1.2	.6	87.4	72.5
Net Interest Income *	37.5	41.9	108.8	113.0	1.1	7.2	147.4	162.1
Provision for Credit Losses	(7.0)	18.5	12.0	1.5	—	—	5.0	20.0
Noninterest Expenses	162.3	158.0	173.4	175.9	11.7	5.0	347.4	338.9

Income before Income Taxes*	93.5	62.4	102.3	91.9	(9.4)	2.8	186.4	157.1
Provision for Income Taxes*	36.3	24.2	39.1	35.2	(3.8)	.2	71.6	59.6

Income from Continuing Operations	$57.2	$38.2	$63.2	$56.7	$(5.6)	$2.6	$114.8	$97.5

Income (Loss) on Discontinued Operations	(1.0)	(1.1)	—	—	—	—	(1.0)	(1.1)

Net Income	$56.2	$37.1	$63.2	$56.7	$(5.6)	$2.6	$113.8	$96.4

Percentage of Net Income Contribution	49%	38%	56%	59%	(5)%	3%	100%	100%

Average Assets	$16,924.0	$16,297.6	$15,586.1	$15,497.4	$6,807.6	$4,696.4	$39,317.7	$36,491.4

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.1 million for 2003 and $12.2 million for 2002.

Note: Certain reclassifications have been made to 2002 financial information to conform to the current year presentation.

The following table reflects the earnings contribution and average assets of Northern Trust’s business segments for the nine months ended September 30, 2003 and 2002.

Results of Operations Nine Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2003	2002	2003	2002	2003	2002	2003	2002
Noninterest Income
Trust Fees	$435.0	$423.3	$443.5	$461.9	$—	$—	$878.5	$885.2
Other	175.4	182.7	90.8	53.0	3.4	2.1	269.6	237.8
Net Interest Income *	116.0	127.5	328.7	329.8	6.3	28.9	451.0	486.2
Provision for Credit Losses	(10.5)	23.8	28.0	6.2	—	—	17.5	30.0
Noninterest Expenses	515.7	468.6	549.3	526.8	44.4	22.3	1,109.4	1,017.7

Income before Income Taxes*	221.2	241.1	285.7	311.7	(34.7)	8.7	472.2	561.5
Provision for Income Taxes*	86.0	93.5	109.7	119.8	(16.3)	(1.8)	179.4	211.5

Income from Continuing Operations	$135.2	$147.6	$176.0	$191.9	$(18.4)	$10.5	$292.8	$350.0

Income (Loss) on Discontinued Operations	(17.7)	.8	—	—	—	—	(17.7)	.8

Net Income	$117.5	$148.4	$176.0	$191.9	$(18.4)	$10.5	$275.1	$350.8

Percentage of Net Income Contribution	43%	42%	64%	55%	(7)%	3%	100%	100%

Average Assets	$16,719.2	$16,215.0	$15,924.5	$15,354.8	$5,809.9	$5,513.5	$38,453.6	$37,083.3

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $39.0 million for 2003 and $35.8 million for 2002.

Note: Certain reclassifications have been made to 2002 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the third quarter totaled $56.2 million, up 51% from $37.1 million reported in 2002. Included in the above are the operating results of NTRC that have been reclassified and shown as discontinued operations for all periods presented. NTRC incurred a net loss from operations in the current quarter of $1.0 million, compared with

Corporate and Institutional Services (continued)

a net loss of $1.1 million in the third quarter of 2002. Noninterest income from continuing operations was $211.3 million, up 7% from $197.0 million in last year’s third quarter. Trust fees in the quarter increased 13% to $151.5 million from $133.5 million in the year-ago quarter, and included approximately $7.1 million in fees resulting from the acquisition of the Deutsche Bank passive asset management business. Securities lending fees totaled $25.3 million compared with $17.0 million in last year’s third quarter, reflecting both higher volumes and increased spreads earned on the investment of collateral. Fees from asset management totaled $54.5 million, which include $5.3 million in investment management fees relating to the acquired passive asset management business, compared with $47.0 million in the year-ago quarter. Custody fees totaled $58.2 million for the quarter, compared with $56.8 million a year ago. Other noninterest income was $59.8 million, down 6% from last year’s third quarter, primarily the result of the recognition of approximately $8.5 million in gains by Norlease, Inc. from the sale of leased equipment in last year’s third quarter. Partially offsetting the decline was higher foreign exchange trading profits and treasury management fees.

Net interest income stated on a FTE basis, was $37.5 million, down 10% from $41.9 million in last year’s third quarter. Net interest income was impacted by a $560 million or 12% decline in average loans and a reduction in the net interest margin to 1.00% for the current quarter from 1.18% in last year’s third quarter. The net interest margin was impacted by an increase in short-term money market assets and a decline in the earnings capacity of noninterest-related funds due to lower interest rates.

The $7.0 million negative provision for credit losses in the current quarter resulted primarily from the net impact of credit rating changes and principal repayments. Noninterest expenses from continuing operations increased 3% to $162.3 million in the current quarter compared with $158.0 million in last year’s third quarter. The remainder of the increase primarily relates to higher allocations for product and operations support.

Personal Financial Services

PFS net income for the quarter was $63.2 million, 12% higher than the $56.7 million reported a year ago. The prior year third quarter was negatively impacted by the recognition of a $15.0 million write-off of an equity investment. Trust fees increased 3% and totaled $152.5 million in the current quarter, compared with $147.9 million last year. The increase in PFS trust fees resulted primarily from net new business and improved equity markets. Other operating income totaled $26.4 million, compared with $8.4 million in the prior year quarter. Excluding the $15.0 million equity investment write-off in last year’s third quarter, the remainder of the improvement reflects higher treasury management, loan and banking-related fees.

Personal Financial Services (continued)

Net interest income stated on a FTE basis, was $108.8 million in the quarter compared with $113.0 million in the prior year’s third quarter. The results reflect a 3% increase in average loans, offset by a decrease in the net interest margin from 3.02% last year to 2.85% in the current quarter.

The $12.0 million provision for credit losses, up $10.5 million in the current quarter, is due primarily to the weakening credit quality of certain commercial loans. Noninterest expenses decreased slightly to $173.4 million in the quarter from $175.9 million in last year’s third quarter. Higher legal and other professional services, in addition to increased occupancy costs as a result of the remodeling and expansion of existing locations, were more than offset by reduced allocations for product and operations support and lower business promotion costs.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the third quarter was $1.1 million compared with $7.2 million in the year-ago quarter. The decline in net interest income resulted from the decrease in the net interest margin, due in large part to a decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity. Primarily as a result of the third quarter charge associated with the reduction in leased office space, noninterest expenses totaled $11.7 million for the quarter compared with $5.0 million in the year-ago period.

NINE-MONTH RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $1.23 for the nine-month period ended September 30, 2003, compared with $1.54 per share earned a year ago. Net income was $275.1 million compared with $350.8 million reported last year. The ROE was 12.64% for the first nine months compared with 17.16% last year, while the ROA was .96% compared with 1.26% in the previous year. Total revenues were 1% lower than the prior year while total expenses increased 9%, resulting in a productivity ratio of 144% compared with 158% last year.

As a result of the second quarter disposition of the assets of NTRC, its operating results for 2003 and all prior periods are shown as discontinued operations in Northern Trust’s consolidated statement of income. The net loss from discontinued operations in the current year totaled $17.7 million, which included the $20.2 million pre-tax loss on the sale, and NTRC’s net loss from operations. This compares with net income of $.8 million for the same period last year.

Revenues from continuing operations of $1.60 billion were down 1% from the $1.61 billion last year. Trust fees were $878.5 million in the nine-month period, down 1% compared with $885.2 million in the same period of last year. Trust fees represented 55% of total revenues, and total fee-related income represented 72% of total revenues.

Noninterest Income

Trust fees from PFS in the period decreased 4% and totaled $443.5 million, compared with $461.9 million last year. The decline in PFS trust fees resulted from lower equity markets partially offset by net new business. Trust fees resulting from acquisitions totaled $1.7 million for the period.

Trust fees from C&IS increased 3% to $435.0 million from $423.3 million in the year-ago period, and included approximately $15.6 million in fees resulting from the acquisition of the passive asset management business. Securities lending fees totaled $75.4 million compared with $79.2 million last year, reflecting reduced spreads earned on the investment of collateral resulting from low short-term interest rates, partially offset by higher lending volumes. Fees from asset management totaled $155.1 million, which include $12.0 million in fees relating to the acquired passive asset management business, compared with $140.9 million in the year-ago period. Custody fees totaled $165.1 million for the first nine months, compared with $166.7 million a year ago.

Foreign exchange trading profits were $82.4 million in the period compared with $87.5 million in the first nine months of last year. Treasury management fees in the period were $72.4 million, up 1% from the comparable period last year. Revenues from security commissions and trading income were $41.5 million, up 33% from the prior year. The increase primarily reflects commissions from fixed income security trades and transition management services for institutional clients. Other operating income was $73.3 million for the period compared with $47.0 million in the same period last year. The current year includes the $17.8 million gain from the sale of the Higgins branch assets, while the prior year results were reduced by a $15.0 million write-off of an equity investment. Net gains on the sale of leased equipment by Norlease, Inc. totaled $1.8 million compared with $8.4 million last year.

Net Interest Income

Net interest income for the nine months, stated on a fully taxable equivalent basis, totaled $451.0 million, a decline of 7% from the $486.2 million reported in the prior year period. The net interest margin decreased to 1.76% from 1.96% in the prior year due in large part to a decline in the yield on the residential mortgage loan portfolio due to the impact of refinancing activity. Total average earning assets of $34.2 billion were 3% higher than a year ago with the increase concentrated in securities. Average money market assets decreased 1% while average loans were virtually unchanged at $17.5 billion.

Provision for Credit Losses

The 2003 provision for credit losses of $17.5 million was $12.5 million lower than the $30.0 million required in 2002. Net charge-offs totaled $13.3 million and represented .10% of average loans compared with $23.2 million or .18% of average loans in the first nine months of 2002.

Noninterest Expenses

Noninterest expenses from continuing operations totaled $1.11 billion for the period, up 9% from $1.02 billion a year-ago. The current year includes severance charges in the second quarter ($22.9 million), office space charges in the second quarter ($16.1 million) and third quarter ($2.8 million) and software charges in the second quarter ($9.5 million) and third quarter ($3.4 million) which together totaled $54.7 million. Expenses resulting from the acquisitions of a passive asset management business and an Atlanta-based private wealth management firm were $16.2 million.

Compensation and employee benefits represented 54% of total operating expenses and totaled $595.0 million, compared with $571.6 million last year, and included $19.5 million in severance-related costs. The remainder of the increase from a year ago resulted primarily from salary increases, partially offset by lower performance-based compensation.

Net occupancy expense totaled $102.5 million, up 34% from $76.7 million in the prior year. Included in the current period was the $18.9 million charge associated with the reduction in leased office space needs. The remainder of the increase from the prior year was the result of higher rent, utilities and building maintenance costs, partially offset by real estate tax refunds.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $66.6 million, up 3% from $64.5 million in 2002. The current nine-month period reflects higher levels of depreciation and maintenance of computer hardware and data line lease costs, offset in part by lower depreciation of personal computers.

Other operating expenses totaled $345.3 million for the nine-month period, up 13% from $304.9 million in 2002. Included in the current year results is the previously discussed software and outplacement benefit charges, which totaled $16.3 million. The remainder of the increase is primarily attributable to acquisitions, technology investments that increased software amortization, business promotion and other professional fees.

BALANCE SHEET

Total assets at September 30, 2003 were $40.7 billion and averaged $39.3 billion for the third quarter, compared with last year’s average of $36.5 billion. Loans and leases totaled $17.9 billion at September 30, 2003 and averaged $17.5 billion for the third quarter, compared with $17.9 billion at September 30, 2002 and $17.6 billion for the third quarter of last year. Securities totaled $9.1 billion at September 30, 2003 and averaged $8.8 billion for the quarter, compared with $8.1 billion at September 30, 2002 and $6.5 billion on average last year. Money market assets totaled $9.2 billion at September 30, 2003 and averaged $8.8 billion in the third quarter, up 7% from the year-ago quarter. Other assets at the end of the quarter included $123.4 million of goodwill and other intangible assets associated with the acquisitions of the passive asset management business and an Atlanta-based private wealth management firm.

Common stockholders’ equity increased to $3.0 billion at September 30, 2003 and averaged $2.9 billion for the quarter, up 6% from last year’s third quarter. The increase primarily reflects the retention of earnings offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 829,814 shares at a cost of $35.6 million. An additional 11.1 million shares are authorized for purchase after September 30, 2003 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at 10.8% for tier 1 capital and 13.8% for total capital at September 30, 2003. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 7.8% at September 30, 2003, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at September 30, 2003 were 8.6% for tier 1 capital, 12.1% for total capital and 6.0% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 10.7% or higher for tier 1 capital, 11.3% or higher for total risk-based capital, and 8.1% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at September 30, 2003 totaled $100.2 million, compared with $107.9 million at June 30, 2003, $94.6 million at December 31, 2002 and $107.6 million at September 30, 2002. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $99.8 million, or .58% of total domestic loans and leases at September 30, 2003, of which $40.5 million relates to two commercial clients that have exposure to asbestos-related claims. At December 31, 2002 and September 30, 2002, domestic nonaccrual loans and leases totaled $93.4 million and $106.5 million, respectively. The $7.7 million decrease in nonperforming loans during the quarter is the result of an additional $15.7 million in loans classified as nonaccrual, offset by $5.9 million in charge-offs and $17.5 million in net loan repayments.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans

(In Millions)	September 30, 2003	June 30, 2003	December 31, 2002	September 30, 2002
Nonaccrual Loans
Domestic
Residential Real Estate	$3.5	$4.6	$4.8	$3.7
Commercial	95.9	102.1	87.6	101.6
Commercial Real Estate	.3	.4	.7	.6
Personal	.1	.4	.3	.6

Total Domestic	99.8	107.5	93.4	106.5
International	—	—	—	—

Total Nonaccrual Loans	99.8	107.5	93.4	106.5
Other Real Estate Owned	.4	.4	1.2	1.1

Total Nonperforming Assets	$100.2	$107.9	$94.6	$107.6

Total 90 Day Past Due Loans (still accruing)	$15.5	$15.4	$15.2	$29.3

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

Provision and Reserve for Credit Losses (continued)

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three- and nine-month periods ended September 30, 2003 and September 30, 2002 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The table below shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at September 30, 2003, June 30, 2003, December 31, 2002 and September 30, 2002.

Allocation of the Reserve for Credit Losses

	September 30, 2003		June 30, 2003		December 31, 2002		September 30, 2002
($ in millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$44.6	—%	$37.9	—%	$25.0	—%	$21.8	—%

Allocated Inherent Reserve
Residential Real Estate	12.3	44	11.9	43	11.5	43	11.5	43
Commercial	68.3	20	77.3	22	85.2	22	88.2	24
Commercial Real Estate	17.2	7	16.9	7	15.5	7	15.3	6
Personal	4.9	14	4.9	14	5.0	14	4.2	13
Other	—	4	—	4	—	5	—	5
Lease Financing	4.6	7	4.7	7	4.8	7	4.4	7
International	1.7	4	.9	3	1.4	2	2.0	2

Total Allocated Inherent Reserve	$109.0	100%	$116.6	100%	$123.4	100%	$125.6	100%

Unallocated Inherent Reserve	19.1	—	18.2	—	20.1	—	21.0	—

Total Reserve	$172.7	100%	$172.7	100%	$168.5	100%	$168.4	100%

Reserve Assigned to:
Loans and Leases	$164.9		$165.2		$161.1		$160.3
Unfunded Commitments and Standby Letters of Credit	7.8		7.5		7.4		8.1

Total Reserve	$172.7		$172.7		$168.5		$168.4

Specific Reserve. At September 30, 2003, the specific component of the reserve stood at $44.6 million compared with $37.9 million at June 30, 2003. The $6.7 million increase in specific reserves from June 30, 2003 is due primarily to additional reserves required on commercial loans that were reclassified as nonperforming and further deterioration in the credit quality of certain loans, which had previously been identified by management as impaired loans. Offsetting these increases in part were principal repayments and the charge-off of two commercial loans, which had been reserved for in prior periods.

Provision and Reserve for Credit Losses (continued)

Allocated Inherent Reserve. The allocated inherent portion of the reserve decreased by a net $7.6 million during the quarter to $109.0 million at September 30, 2003. The decrease in this component of the reserve is primarily due to the migration of certain loans to impaired status requiring specific reserves and the reduction in the outstanding balance of lower-rated loans reflecting the receipt of principal repayments.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve at September 30, 2003 was $19.1 million.

Other Factors. At September 30, 2003, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators), was $280 million (of which $97.3 million was classified as impaired), down $17 million, or 6%, from $297 million at June 30, 2003, when $105.4 million was impaired, and down from $319 million at September 30, 2002 when $104.2 million was impaired. The majority of the decrease from June 30, 2003 reflects the receipt of principal repayments and the partial charge-off of two impaired commercial loans, offset in part by the migration of certain loans to higher risk credit ratings.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $172.7 million at September 30, 2003. The reserve of $164.9 million assigned to loans and leases, as a percentage of total loans and leases was .92% at September 30, 2003, unchanged from June 30, 2003.

Reserves assigned to unfunded loan commitments, standby letters of credit and derivative products, recorded as a liability on the consolidated balance sheet, totaled $7.8 million at September 30, 2003, an increase of $.3 million from June 30, 2003.

Provision. The provision for credit losses was $5.0 million during the third quarter of 2003 compared with $20.0 million in the prior year quarter. The higher credit loss provision for the prior year quarter reflects the impact of management’s credit evaluations at that time and the results of last year’s annual, industry-wide Shared National Credit regulatory reviews.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effect of extraordinary events and various other matters (including changes in accounting standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intent,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors (such as the pace of inflation/deflation and consumer confidence in the securities markets) that affect wealth creation, investment and savings patterns and Northern Trust’s interest rate risk and credit risk exposure;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

•	Factors or conditions that may affect Northern Trust’s liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	The effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as the recent SARS outbreak) or natural disasters;

•	Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust’s competition, coupled with changes in the level of investment or reinvestment in those products, services, and targeted markets, and the pricing of those products and services;

•	Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks, including material systems interruptions and human errors or omissions, and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using the acquired businesses, completed alliances and preferred provider arrangements to execute its business strategy;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Uncertainties inherent in the litigation process.

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

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Third Quarter
(Interest and rate on a fully taxable equivalent basis)	2003			2002
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$2.4	$769.9	1.23%	$2.2	$494.4	1.81%
Time Deposits with Banks	36.2	7,930.6	1.81	51.4	7,752.8	2.63
Other Interest-Bearing	.3	119.8	1.06	.2	25.4	2.83

Total Money Market Assets	38.9	8,820.3	1.75	53.8	8,272.6	2.58

Securities
U.S. Government	.3	104.0	1.25	1.0	158.1	2.36
Obligations of States and Political Subdivisions	15.8	872.8	7.27	12.8	659.3	7.77
Federal Agency	23.2	7,170.5	1.28	25.9	5,279.7	1.95
Other	6.8	651.7	4.15	6.0	453.9	5.27
Trading Account	.1	5.6	3.68	.1	7.6	4.11

Total Securities	46.2	8,804.6	2.09	45.8	6,558.6	2.78

Loans and Leases	182.5	17,452.8	4.15	220.7	17,589.3	4.98

Total Earning Assets	$267.6	35,077.7	3.03%	$320.3	32,420.5	3.92%

Reserve for Credit Losses	—	(165.1)	—	—	(156.8)	—
Cash and Due from Banks	—	1,773.0	—	—	1,602.1	—
Other Assets	—	2,632.1	—	—	2,625.6	—

Total Assets	—	$39,317.7	—	—	$36,491.4	—

Average Source of Funds
Deposits
Savings and Money Market	$12.2	$6,927.0	.70%	$18.0	$6,241.4	1.15%
Savings Certificates	9.9	1,581.7	2.49	15.9	1,897.6	3.32
Other Time	1.3	300.5	1.63	2.3	361.4	2.48
Foreign Offices Time	29.0	10,551.2	1.09	44.3	9,521.3	1.85

Total Deposits	52.4	19,360.4	1.07	80.5	18,021.7	1.77
Federal Funds Purchased	10.7	4,448.0	.96	14.0	3,268.0	1.70
Securities Sold Under Agreements to Repurchase	4.8	2,005.2	.95	5.1	1,228.1	1.65
Commercial Paper	.4	140.6	1.11	.7	144.6	1.80
Other Borrowings	29.2	2,276.2	5.09	35.4	2,937.6	4.79
Senior Notes	7.8	450.0	6.92	7.8	450.0	6.92
Long-Term Debt	13.7	865.1	6.34	13.0	766.1	6.82
Debt - Floating Rate Capital Securities	1.2	267.9	1.74	1.7	267.8	2.48

Total Interest-Related Funds	120.2	29,813.4	1.60	158.2	27,083.9	2.32

Interest Rate Spread	—	—	1.43%	—	—	1.60%
Noninterest-Related Deposits	—	4,986.6	—	—	4,969.6	—
Other Liabilities	—	1,584.7	—	—	1,539.6	—
Stockholders’ Equity	—	2,933.0	—	—	2,898.3	—

Total Liabilities and Stockholders’ Equity	—	$39,317.7	—	—	$36,491.4	—

Net Interest Income/Margin (FTE Adjusted)	$147.4	—	1.67%	$162.1	—	1.98%

Net Interest Income/Margin (Unadjusted)	$134.3	—	1.52%	$149.9	—	1.83%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

				Third Quarter 2003/2002
				Change Due To
(In Millions)				Volume	Rate	Total
Earning Assets (FTE)				$12.4	$(65.1)	$(52.7)
Interest-Related Funds				.4	(38.4)	(38.0)

Net Interest Income (FTE)				$12.0	$(26.7)	$(14.7)

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Nine Months
(Interest and rate on a fully taxable equivalent basis)	2003			2002
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$6.3	$651.7	1.28%	$10.1	$753.4	1.80%
Time Deposits with Banks	121.0	7,822.1	2.07	152.1	7,874.0	2.58
Other Interest-Bearing	.9	120.5	1.07	.5	24.5	2.82

Total Money Market Assets	128.2	8,594.3	1.99	162.7	8,651.9	2.51

Securities
U.S. Government	1.4	105.6	1.77	3.4	160.5	2.80
Obligations of States and Political Subdivisions	46.7	851.8	7.32	35.8	608.1	7.85
Federal Agency	67.6	6,489.2	1.39	83.7	5,641.5	1.98
Other	20.7	668.2	4.14	17.9	419.3	5.71
Trading Account	.2	6.6	3.64	.3	9.0	4.62

Total Securities	136.6	8,121.4	2.25	141.1	6,838.4	2.76

Loans and Leases	573.5	17,521.8	4.38	666.2	17,623.1	5.05

Total Earning Assets	$838.3	34,237.5	3.27%	$970.0	33,113.4	3.92%

Reserve for Credit Losses	—	(163.4)	—	—	(155.3)	—
Cash and Due from Banks	—	1,753.1	—	—	1,651.0	—
Other Assets	—	2,626.4	—	—	2,474.2	—

Total Assets	—	$38,453.6	—	—	$37,083.3	—

Average Source of Funds
Deposits
Savings and Money Market Deposits	$39.2	$6,723.0	.78%	$54.5	$6,158.1	1.18%
Savings Certificates	34.0	1,695.1	2.68	50.9	1,936.7	3.51
Other Time	4.5	327.4	1.81	7.4	376.2	2.63
Foreign Offices Time	99.4	10,191.4	1.30	128.5	9,352.4	1.84

Total Deposits	177.1	18,936.9	1.25	241.3	17,823.4	1.81
Federal Funds Purchased	34.2	4,126.9	1.11	51.1	3,989.9	1.71
Securities Sold Under Agreements to Repurchase	14.1	1,726.6	1.09	15.7	1,251.2	1.67
Commercial Paper	1.2	140.6	1.22	1.9	138.6	1.82
Other Borrowings	90.8	2,368.4	5.13	106.1	3,134.9	4.53
Senior Notes	23.4	450.0	6.92	23.4	450.0	6.92
Long-Term Debt	42.6	888.8	6.39	39.2	766.4	6.82
Floating Rate Capital Securities	3.9	267.9	1.89	5.1	267.8	2.52

Total Interest-Related Funds	387.3	28,906.1	1.79	483.8	27,822.2	2.32

Interest Rate Spread	—	—	1.48%	—	—	1.60%
Noninterest-Related Deposits	—	4,991.6	—	—	5,109.2	—
Other Liabilities	—	1,588.4	—	—	1,311.8	—
Stockholders’ Equity	—	2,967.5	—	—	2,840.1	—

Total Liabilities and Stockholders’ Equity	—	$38,453.6	—	—	$37,083.3	—

Net Interest Income/Margin (FTE Adjusted)	$451.0	—	1.76%	$486.2	—	1.96%

Net Interest Income/Margin (Unadjusted)	$412.0	—	1.61%	$450.4	—	1.82%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

				Nine Months 2003/2002
				Change Due To
(In Millions)				Volume	Rate	Total
Earning Assets (FTE)				$25.6	$(157.3)	$(131.7)
Interest-Related Funds				(12.6)	(83.9)	(96.5)

Net Interest Income (FTE)				$38.2	$(73.4)	$(35.2)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 30 of this document.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Material Contracts

(i)	Amendment Number Six effective as of June 15, 2003 to Northern Trust Employee Stock Ownership Plan, as amended and restated as of January 1, 2002.

(ii)	Amendment Number Seven effective as of June 15, 2003 to Northern Trust Employee Stock Ownership Plan, as amended and restated as of January 1, 2002.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

In a report on Form 8-K filed July 16, 2003, Northern Trust Corporation incorporated in Items 9 and 12 by reference its July 16, 2003 press release, reporting on its earnings for the second quarter of 2003. The press release, with summary financial information, was filed pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: October 31, 2003	By:	/s/ PERRY R. PERO

Perry R. Pero Vice Chairman and Chief Financial Officer

Date: October 31, 2003	By:	/s/ HARRY W. SHORT

Harry W. Short Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit Number	Description

(10)	Material Contracts

(i) Amendment Number Six effective as of June 15, 2003 to Northern Trust Employee Stock Ownership Plan, as amended and restated as of January 1, 2002.

(ii) Amendment Number Seven effective as of June 15, 2003 to Northern Trust Employee Stock Ownership Plan, as amended and restated as of January 1, 2002.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.