Form 10-K
period 2003-12-31
NORTHERN TRUST CORP
filed 2004-03-12
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fifty South La Salle Street Chicago, Illinois	60675
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the Common Stock as of June 30, 2003 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2003 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $8,283,579,990. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At March 1, 2004, 220,409,696 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003—Part I and Part II

2004 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004—Part III

[THIS PAGE INTENTIONALLY LEFT BLANK]

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) was organized as a bank holding company in Delaware in 1971 to hold all of the outstanding capital stock, except directors’ qualifying shares, of The Northern Trust Company (Bank), an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. The Corporation also owns national bank subsidiaries with offices in Arizona, California, Colorado, Florida and Texas, a federal savings bank subsidiary with offices in Connecticut, Georgia, Massachusetts, Michigan, Missouri, Nevada, New York, Ohio, Washington and Wisconsin, trust companies in New York and Connecticut and various other nonbank subsidiaries, including an investment management company owned through the Bank, a securities brokerage firm and an institutional investment management company. Effective as of November 20, 2003, the Corporation became a financial holding company under the Gramm-Leach-Bliley Act (GLBA). The Corporation expects that, although the operations of other banking and non-banking subsidiaries will continue to be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation’s assets, revenues and net income. Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis. Northern Trust has not utilized unconsolidated special purpose entities to provide financing, improve liquidity, transfer assets or manage credit risk.

At December 31, 2003, Northern Trust had consolidated total assets of approximately $41.5 billion and stockholders’ equity of approximately $3.1 billion. As of September 30, 2003, Northern Trust was the third largest bank holding company in Illinois and the 30th largest in the United States based on consolidated total assets on that date.

THE NORTHERN TRUST COMPANY

The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Throughout its 115 years, the Bank’s growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 2003, the Bank had consolidated assets of approximately $33.4 billion and common equity capital of approximately $2.1 billion. At September 30, 2003, the Bank was the third largest bank in Illinois and the 35th largest in the United States, based on consolidated total assets of approximately $33.0 billion on that date.

The Bank currently has 18 banking offices in the Chicago area and the following active wholly-owned subsidiaries. Northern Trust Investments, N.A., a registered investment adviser (formerly known and conducting business as Northern Trust Investments, Inc.), provides investment management services and products to domestic and international institutional clients. Norlease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. NT Mortgage Holdings LLC, a real estate investment trust, holds a 100% participation in a significant portion of the Bank’s residential mortgage portfolio, and its parent, NTG Services LLC, conducts market and other studies for the Bank’s global businesses. Nortrust Nominees Limited, located in London, is a United Kingdom (U.K.) trust corporation organized to hold U. K. real estate and securities for trust and agency accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for London-based employees. Northern Trust Holdings Limited is the holding company for Northern Trust Global Services Limited, a U.K. incorporated bank subsidiary established in the fourth quarter 2003 with authority to conduct a broad range of banking and other activities in the U.K. and, directly or indirectly through other subsidiaries or affiliates, in member states of the European Economic Area. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities.

Also a subsidiary of the Bank, The Northern Trust International Banking Corporation, located in New York, is an Edge Act corporation organized for the purpose of conducting international business. Its business is conducted through the following subsidiaries. Northern Trust (Ireland) Limited, through its three principal subsidiaries, provides trust, custody, fund administration, fund accounting and shareholder registration services to international fund sponsors offering off-shore investment funds. Northern Trust Fund Managers (Ireland) Limited facilitates the offering of off-shore collective investment products to institutional clients. Northern Trust Global Investments (Europe) Limited, a registered investment adviser, provides investment management services to institutional clients in the U. K. and continental Europe. The Northern Trust Company of Hong Kong Limited provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Management Services Limited provides management services to the Bank’s London Branch, Northern Trust Global Services Limited and other Northern Trust entities in the U. K. and continental Europe.

OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

The Corporation’s Florida banking subsidiary, Northern Trust Bank of Florida N.A., at December 31, 2003 had 26 offices located throughout Florida and consolidated total assets of approximately $5.0 billion. Northern Trust Bank, N.A., at December 31, 2003 had consolidated total assets of approximately $1.2 billion and served clients from nine office locations in Arizona and one office location in Denver, Colorado. The Corporation’s Texas banking subsidiary, Northern Trust Bank of Texas N.A., had seven office locations and consolidated total assets of approximately $950 million at December 31, 2003. At December 31, 2003, Northern Trust Bank of California N.A., the Corporation’s California banking subsidiary, had 11 office locations in California and consolidated total assets of approximately $1.3 billion. The Corporation’s federal savings bank subsidiary, Northern Trust Bank, FSB currently has branch offices in Connecticut, Georgia, Massachusetts, Michigan, Missouri, Nevada, New York, Ohio, Washington and Wisconsin. At December 31, 2003, Northern Trust Bank, FSB had consolidated total assets of approximately $500 million.

The Corporation has a number of nonbank subsidiaries. Northern Trust Securities, Inc. provides full brokerage services to clients of the Bank and the Corporation’s other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Global Advisors, Inc., in Stamford, Connecticut, is an institutional investment management company and is the parent of The Northern Trust Company of Connecticut. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation’s subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to certain clients residing outside of the United States. Northern Trust Global Investments Japan, K.K. provides investment management services to clients in Japan.

INTERNAL ORGANIZATION

Northern Trust, under Chairman of the Board, Chief Executive Officer and President William A. Osborn, organizes client services around its two client-focused principal business units: Corporate and Institutional Services and Personal Financial Services. Two other business units provide services to the two principal business units: Northern Trust Global Investments, which provides investment management, and Worldwide Operations and Technology, which provides operating and systems support. The presidents of all four business units as well as the heads of the Financial Management Group and the Risk Management Group report directly to Mr. Osborn. For financial management reporting purposes, the operations of NTGI and WWOT are allocated to the two principal business units. Financial information regarding the Corporation’s business units is included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

The following is a brief summary of each business unit’s activities and the activities of the Financial Management Group and the Risk Management Group.

Corporate and Institutional Services (C&IS)

Headed by Frederick H. Waddell, President—Corporate and Institutional Services, C&IS is a leading worldwide provider of asset management, administration and related services to corporate and public entity retirement funds, foundations and endowments, fund managers, insurance companies and government funds. Asset management and administration services encompass a full range of state-of-the-art capabilities including: worldwide master trust and master custody, settlement and reporting; cash management; and investment risk and analytical services. Trust and custody relationships managed by C&IS often include asset management, securities lending, transition management and commission recapture services provided through the Northern Trust Global Investments business unit. At December 31, 2003, total assets under administration, excluding personal trust assets, were $1.96 trillion, of which $374.3 billion were managed.

C&IS also offers a full range of commercial banking services through the Bank, placing special emphasis on developing and supporting institutional relationships in two target markets: large domestic corporations and financial institutions (both domestic and international). Institutional relationships include insurance companies and trust services for domestic correspondent banks. Treasury management services are provided to corporations and financial institutions and include a variety of other products and services to accelerate cash collections, control disbursement outflows and generate information to manage cash positions, as well as receivables management or lockbox services supplied by RemitStream, the lockbox services entity owned by Fiserv, Inc. and Northern Trust.

In the second quarter of 2003, Northern Trust completed the sale to Hewitt Associates (Hewitt) of substantially all of the assets of Northern Trust Retirement Consulting, L.L.C. (NTRC). NTRC provided nearly 200 companies and more than 1 million participants with defined benefit, defined contribution and retiree health and welfare administrative services, including recordkeeping and customer service, and also provided retirement consulting and actuarial services, including plan design and communication. Hewitt and Northern Trust have agreed to work together as preferred providers in each firm’s core area of expertise – Human Resource outsourcing and consulting services from Hewitt, and trustee, custody and pension payroll services from Northern Trust.

Personal Financial Services (PFS)

Headed by William L. Morrison, President—Personal Financial Services, PFS provides personal trust, custody and investment management services; individual retirement accounts; guardianship and estate administration; banking (including private banking) and residential real estate mortgage lending. PFS services are delivered through the Bank in Illinois and also through a network of national bank subsidiaries with offices in Arizona, California, Colorado, Florida and Texas, and a federal savings bank subsidiary with offices in Connecticut, Georgia, Massachusetts, Michigan, Missouri, Nevada, New York, Washington and Wisconsin. Northern Trust currently has 82 PFS offices in 15 states. Northern Trust’s first New York office opened in July 2003, and its Stamford, Connecticut office opened in December 2003. PFS is one of the largest bank managers of personal trust assets in the United States, with $195.0 billion in assets under administration and $104.3 billion in assets under management at December 31, 2003.

PFS focuses on high net worth individuals, executives, retirees and small to mid-size businesses in each banking subsidiary’s target market. PFS also includes the Wealth Management Group, which provides customized products and services to meet the complex financial needs of families and individuals in the United States and throughout the world with assets typically exceeding $75 million.

In the second quarter of 2003, Northern Trust acquired Legacy South, an Atlanta-based private wealth management firm that services high net worth individuals, families and private foundations. The purchase price, which is based on the total value of revenues represented by managed assets transferred, is expected to approximate $13.2 million and will be made in multiple payments over a 16-month period. Through December 31, 2003, Northern Trust has paid $9.5 million of the estimated purchase price. Legacy South was merged into Northern Trust Bank, FSB. Assets under management at December 31, 2003 associated with this acquisition totaled approximately $472 million. Also in 2003, Northern Trust sold or closed five PFS branch locations that were not aligned with its strategic focus, recognizing a gain on sale on the Higgins Road location of $17.8 million.

Northern Trust Global Investments (NTGI)

Headed by Terence J. Toth, President—Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and other products to domestic and international clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds, including funds of funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as traditional multi-manager products and services. NTGI’s activities also encompass brokerage, securities lending and related services. NTGI’s international business operates through subsidiaries, joint ventures, alliances and distribution arrangements with entities in Canada, France, Germany, Ireland, Italy, Japan, the U. K. and the Cayman Islands. As a result of the Corporation’s recent election of financial holding company status under GLBA, NTGI has the ability to offer an increased array of alternative investment products going forward.

In 2003, Northern Trust substantially completed its acquisition of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income investment management businesses. The majority of the accounts were acquired and transitioned in January 2003 and the remainder of the accounts were transitioned over the next four months. The purchase price totaled $123.8 million, which was primarily based on the value of revenues represented by managed assets transferred. At December 31, 2003, assets under management associated with this acquisition totaled approximately $75 billion.

Also in 2003, NTGI completed a change in entity structure of its U.K. unregulated collective investment fund to Irish unit trust and variable capital company funds, regulated by the Irish Financial Services Regulatory Authority. This migration enables broader distribution of NTGI’s multi-manager capabilities throughout Europe. Northern Trust expanded its international presence by opening its first office in Japan. The Tokyo office of Northern Trust Global Investments Japan, K.K. offers fund management to Japanese public pension, corporate pension and corporate clients. NTGI assets under management from mandates awarded by Japanese clients totaled approximately $13 billion at December 31, 2003.

Worldwide Operations and Technology (WWOT)

Headed by Timothy J. Theriault, President—Worldwide Operations and Technology, WWOT supports all of Northern Trust’s business activities, including the processing and product management activities of C&IS, PFS and NTGI. These activities are conducted principally in the operations and technology centers in Chicago and London. The Northern Trust Company of New York is also part of this unit.

Financial Management Group

Headed by Steven L. Fradkin, Executive Vice President and Chief Financial Officer, the Financial Management Group includes the Treasury, Corporate Controller, Corporate Treasurer, Corporate Development, Investor Relations and Strategic Sourcing functions. The Group is responsible for Northern Trust’s accounting and financial infrastructure and for managing the Corporation’s financial position.

Risk Management Group

Headed by Perry R. Pero, Vice Chairman and Head of Corporate Risk Management, the Risk Management Group includes the Credit Policy and Corporate Risk Management functions. The Credit Policy function is described in the section of the Annual Report to Shareholders for the year ended December 31, 2003 referenced on pages 46–47. The Corporate Risk Management function monitors, measures and manages non-credit risks across the businesses of the Corporation and its subsidiaries. Corporate Risk Management also includes the Economic Research function.

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

REGULATION AND SUPERVISION

Bank Holding Company Act

The Corporation is subject to the supervision, examination and regulation of the Federal Reserve Board under the Bank Holding Company Act (BHCA). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Under the BHCA, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking, and bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, not for the protection of bank holding company stockholders or creditors.

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Illinois Office of Banks and Real Estate. The Bank is also a member of and subject to the rules of the Chicago Clearinghouse Association, and is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area. In addition, The Northern Trust Company is subject to regulation by the Banking Department of the State of New York.

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Office of the Comptroller of the Currency (OCC). Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Trust Securities, Inc. is registered as a broker-dealer with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both of these bodies. Northern Trust Global Advisors, Inc., Northern Trust Investments, N.A., and Northern Trust Bank, FSB are each registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. In addition, Northern Trust Investments, N.A. is subject to regulation by the OCC, and the Bank is registered as a transfer agent with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act), and is subject to that act and the rules and regulations promulgated thereunder. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser are subject to regulation by the SEC under the Investment Company Act of 1940. The London Branch of The Northern Trust Company, Northern Trust Global Investments (Europe) Limited, and Northern Trust Global Advisors, Limited are each subject to regulation by the Financial Services Authority in the U.K. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

Functional Regulation

Enacted in late 1999, the GLBA establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by federal and state banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. A significant component of the functional regulation provided in the GLBA relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLBA amends the definitions of “broker” and “dealer” under the Exchange Act to remove the blanket exemption for banks. Although the SEC has extended the blanket exemption by order, when the extensions expire, banks will be able to conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The GLBA also amends the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds.

The Corporation has completed an evaluation of its securities activities, particularly the fiduciary aspects of these activities, in light of the amendments to the Exchange Act and the Investment Advisers Act of 1940 discussed above, to determine what, if any, additional registrations may be required and whether certain activities currently engaged in should instead be conducted by one of its nonbanking affiliates. The Corporation believes that it has taken the necessary actions in light of this evaluation. Additional SEC rulemaking relating to the GLBA’s broker-dealer exemptions discussed above could require additional evaluation.

On October 30, 2003, the Corporation filed the necessary declaration with the Federal Reserve Board to become a financial holding company as permitted by GLBA. The declaration was approved and became effective on November 20, 2003. Financial holding companies are permitted to engage in those activities that the Federal Reserve Board, working with the Secretary of the Treasury, determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities defined to be financial in nature include providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitations. They also include activities previously determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve policy, it would not otherwise be provided. The Corporation has source of strength agreements in place with its existing subsidiaries evidencing its commitment to provide such support as needed. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

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

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. In addition, a state member bank may not pay a dividend in an amount greater than its net profits. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

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

Capital Adequacy Requirements

The Federal Reserve Board has adopted risk-based and leverage capital guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is 8 percent. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items (“tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“tier 2 Capital”). The Federal Reserve Board has also adopted a minimum leverage ratio for bank holding companies, requiring tier 1 Capital of at least 3 percent of average quarterly total consolidated assets.

The federal banking regulators have also established risk-based and leverage capital guidelines that insured banks and thrifts are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The risk-based and leverage capital ratios for the Corporation and its banking subsidiaries are provided in the following chart.

	Risk-Based and Leverage Ratios as of December 31, 2003
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	11.1%	14.0%	7.6%
The Northern Trust Company	8.9	12.4	5.9
Northern Trust Bank of Florida N.A.	10.9	11.4	8.3
Northern Trust Bank, N.A.	12.1	12.9	8.5
Northern Trust Bank of Texas N.A.	12.2	13.1	8.7
Northern Trust Bank of California N.A.	10.9	11.6	8.1
Northern Trust Bank, FSB	13.4	13.9	10.0

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

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

The bank regulatory authorities of several nations, individually and through the Basel Committee on Banking Supervision (Committee), have proposed for comment and are considering changes to the risk-based capital adequacy framework that could affect the capital guidelines applicable to bank holding companies and banks. In October 2003, the Committee announced its intention to finalize the new Basel Capital Accord (BCA) by no later than mid-year 2004, with implementation of the BCA capital adequacy framework by year-end 2006. The Corporation is monitoring the status and progress of the proposed rules and has over several years been engaged in preparing to qualify for the approaches to calculating minimum regulatory capital under the BCA that U.S. regulators have proposed to adopt.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2003, the Corporation and all of its banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers of the Federal Banking Agencies

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Corporation and its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under “Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution:

•	is undercapitalized and has no reasonable prospect of becoming adequately capitalized;

•	fails to become adequately capitalized when required to do so;

•	fails to submit a timely and acceptable capital restoration plan; or

•	materially fails to implement an accepted capital restoration plan.

Restrictions on Transactions with Affiliates and Insiders

The Bank is subject to restrictions under federal law, including Regulation W of the Federal Reserve Board, which limit certain transactions with the Corporation, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Corporation, must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies.

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

Anti-Terrorism Legislation

On October 26, 2001, the President signed into law the USA PATRIOT Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. That act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Corporation has established policies and procedures to assure compliance with the act and the related regulations.

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information and its insurance assessment rate is then determined by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2004 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2004 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2004 debt service assessment is ..0154%.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Corporation.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the Corporation, or otherwise obtaining control or a “controlling influence” over the Corporation or its banking subsidiaries.

Interstate Banking and Branching

The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize. Thrift institutions (like Northern Trust Bank, FSB) may freely engage in de novo branching on an interstate basis. Moreover, national banks, like many of the Corporation’s banking subsidiaries, may provide trust services in any state to the same extent as a trust company chartered by that state.

Community Reinvestment Act

The Corporation’s banking subsidiaries are subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Each of the Corporation’s banking subsidiaries, including the Bank, received at least a satisfactory CRA rating from its regulator at its most recent CRA examination.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Future Legislation

Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change the banking statutes and the operating environment of the Corporation and its banking subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of the Corporation or its banking subsidiaries.

STAFF

Northern Trust employed 8,056 full-time equivalent officers and staff members as of December 31, 2003.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference.

Schedule	2003 Annual Report Page(s)
Ratios	29
Foreign Outstandings	50
Nonperforming Assets and 90 Day Past Due Loans	51
Average Statement of Condition with Analysis of Net Interest Income	98-99

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2003
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$30.3	8.75%	$60.0	8.42%	$320.9	6.94%	$440.0	7.11%	116 mos.
Federal Agency	1.4	5.43	4.8	5.35	2.3	5.30	1.7	5.15	69 mos.
Other—Fixed	21.6	6.55	81.6	7.42	61.7	8.12	13.0	6.24	66 mos.
—Floating	1.2	1.53	.8	1.53	.2	3.38	—	—	23 mos.

Total Securities Held to Maturity	$54.5	7.62%	$147.2	7.73%	$385.1	7.12%	$454.7	7.08%	107 mos.

Securities Available for Sale
U.S. Government	$103.3	1.25%	$—	—%	$—	—%	$—	—%	4 mos.
Obligations of States and Political Subdivisions	—	—	—	—	25.9	6.68	7.1	6.82	115 mos.
Federal Agency	7,297.1	1.25	459.0	1.17	.1	3.52	—	—	3 mos.
Other—Fixed	66.1	.99	67.9	1.37	—	—	21.4	6.08	27 mos.
—Floating	36.7	1.40	94.8	1.36	—	—	243.0	4.48	85 mos.

Total Securities Available for Sale	$7,503.2	1.25%	$621.7	1.22%	$26.0	6.67%	$271.5	4.67%	8 mos.

	December 31, 2002
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$32.8	9.19%	$62.8	8.94%	$248.4	7.38%	$412.8	7.32%	120 mos.
Federal Agency	1.4	6.81	3.8	5.76	1.6	5.11	1.6	4.87	71 mos.
Other—Fixed	23.1	6.10	55.5	7.94	51.5	8.20	7.2	6.15	62 mos.
—Floating	.3	2.41	2.0	2.41	.2	3.63	—	—	32 mos.

Total Securities Held to Maturity	$57.6	7.86%	$124.1	8.29%	$301.7	7.51%	$421.6	7.29%	111 mos.

Securities Available for Sale
U.S. Government	$103.0	2.44%	$1.0	3.75%	$—	—%	$—	—%	4 mos.
Obligations of States and Political Subdivisions	—	—	—	—	12.1	6.59	21.0	6.65	127 mos.
Federal Agency	4,473.1	1.60	551.1	2.62	.2	3.48	—	—	4 mos.
Other—Fixed	82.8	1.72	65.4	2.24	—	—	20.8	5.97	25 mos.
—Floating	52.5	1.40	50.1	1.48	6.1	2.21	242.0	4.62	90 mos.

Total Securities Available for Sale	$4,711.4	1.62%	$667.6	2.50%	$18.4	5.10%	$283.8	4.87%	11 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2003	2002	2001	2000	1999
Securities Held to Maturity
U.S. Government	$—	$—	$—	$55.0	$55.1
Obligations of States and Political Subdivisions	851.2	756.8	528.9	435.7	476.0
Federal Agency	10.2	8.4	4.9	5.5	.9
Other	180.1	139.8	129.8	282.2	220.7

Total Securities Held to Maturity	$1,041.5	$905.0	$663.6	$778.4	$752.7

Securities Available for Sale
U.S. Government	$103.3	$104.0	$158.9	$174.6	$192.0
Obligations of States and Political Subdivisions	33.0	33.1	30.0	15.7	15.3
Federal Agency	7,756.2	5,024.4	5,188.9	6,172.1	5,105.6
Other	529.9	519.7	270.8	115.4	167.1

Total Securities Available for Sale	$8,422.4	$5,681.2	$5,648.6	$6,477.8	$5,480.0

Average Total Securities	$8,438.9	$7,202.2	$8,533.7	$9,687.0	$7,956.4

Total Securities at Year-End	$9,471.3	$6,593.9	$6,331.1	$7,269.6	$6,243.7

Loans and Leases by Type

	December 31
(In Millions)	2003	2002	2001	2000	1999
Domestic
Residential Real Estate	$7,975.3	$7,808.1	$7,427.9	$6,822.8	$6,257.7
Commercial	3,405.3	3,968.3	4,741.6	4,796.8	4,704.1
Broker	7.0	8.8	11.8	126.4	88.8
Commercial Real Estate	1,297.1	1,168.5	1,025.6	911.0	780.4
Personal	2,699.9	2,480.8	2,208.8	2,289.3	1,659.9
Other	743.9	959.3	768.6	1,207.1	566.5
Lease Financing	1,228.0	1,276.0	1,202.6	1,034.4	691.5

Total Domestic	17,356.5	17,669.8	17,386.9	17,187.8	14,748.9
International	457.3	393.9	593.0	956.8	625.6

Total Loans and Leases	$17,813.8	$18,063.7	$17,979.9	$18,144.6	$15,374.5

Average Loans and Leases	$17,506.9	$17,614.2	$17,850.5	$16,548.6	$14,547.8

Remaining Maturity of Selected Loans and Leases

	December 31, 2003
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
Domestic (Excluding Residential Real Estate and Personal Loans)
Commercial	$3,405.3	$2,227.2	$838.0	$340.1
Commercial Real Estate	1,297.1	334.5	695.1	267.5
Broker and Other	750.9	690.8	35.5	24.6
Lease Financing	1,228.0	74.3	122.9	1,030.8

Total Domestic	6,681.3	3,326.8	1,691.5	1,663.0
International	457.3	343.4	89.9	24.0

Total Selected Loans and Leases	$7,138.6	$3,670.2	$1,781.4	$1,687.0

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$5,403.7	$2,764.3	$1,263.8	$1,375.6
Variable Rate	1,734.9	905.9	517.6	311.4

Total	$7,138.6	$3,670.2	$1,781.4	$1,687.0

Average Deposits by Type

(In Millions)	2003	2002	2001	2000	1999
Domestic Offices
Demand
Individuals, Partnerships and Corporations	$844.0	$1,746.7	$2,045.9	$2,055.2	$1,980.7
Correspondent Banks	70.6	62.8	49.4	44.4	68.0
Other Noninterest-Bearing	3,339.0	2,534.3	1,993.7	1,870.6	1,606.7

Total	4,253.6	4,343.8	4,089.0	3,970.2	3,655.4

Interest-Bearing
Savings and Money Market	6,791.2	6,196.6	5,753.6	5,203.9	4,845.3
Savings Certificates less than $100,000	655.4	765.4	867.7	918.3	1,022.7
Savings Certificates $100,000 and more	999.9	1,148.2	1,336.0	1,345.0	1,168.3
Other	314.7	367.6	1,110.0	964.6	650.5

Total	8,761.2	8,477.8	9,067.3	8,431.8	7,686.8

Total Domestic Offices	13,014.8	12,821.6	13,156.3	12,402.0	11,342.2

Foreign Offices
Demand	808.6	840.1	804.4	580.4	430.6
Time	10,458.3	9,687.7	8,649.2	8,064.5	6,592.1

Total Foreign Offices	11,266.9	10,527.8	9,453.6	8,644.9	7,022.7

Total Deposits	$24,281.7	$23,349.4	$22,609.9	$21,046.9	$18,364.9

Average Rates Paid on Time Deposits by Type

	2003	2002	2001	2000	1999
Time Deposits—Domestic Offices
Savings and Money Market	.75%	1.13%	2.84%	3.97%	3.21%
Savings Certificates less than $100,000	2.65	3.49	5.18	5.66	5.40
Savings Certificates $100,000 and more	2.60	3.38	5.18	6.02	5.31
Other Time	1.74	2.55	4.96	6.13	5.03

Total Domestic Offices	1.14	1.71	3.67	4.73	3.98

Total Foreign Offices Time	1.27	1.77	3.62	5.35	4.34

Total Time Deposits	1.21%	1.74%	3.65%	5.03%	4.15%

Remaining Maturity of Time Deposits $100,000 and More

	December 31, 2003			December 31, 2002
	Domestic Offices			Domestic Offices
(In Millions)	Certificates of Deposit	Other Time	Foreign Offices	Certificates of Deposit	Other Time	Foreign Offices
3 Months or Less	$722.2	$.2	$11,391.1	$818.2	$1.7	$10,007.6
Over 3 through 6 Months	191.4	1.4	162.5	283.4	2.6	138.7
Over 6 through 12 Months	189.6	2.6	11.2	217.8	1.3	37.7
Over 12 Months	284.2	1.1	36.0	304.5	2.4	5.2

Total	$1,387.4	$5.3	$11,600.8	$1,623.9	$8.0	$10,189.2

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2003	2002	2001
Balance on December 31	$2,629.4	$1,672.5	$815.5
Highest Month-End Balance	7,388.5	6,616.7	5,389.3
Year—Average Balance	4,510.9	4,175.5	2,839.0
—Average Rate	1.06%	1.64%	3.87%

Average Rate at Year-End	.80	.80	1.29

Securities Sold under Agreements to Repurchase

($ in Millions)	2003	2002	2001
Balance on December 31	$1,827.8	$1,564.0	$1,407.4
Highest Month-End Balance	2,149.4	1,850.4	2,194.2
Year—Average Balance	1,711.1	1,282.9	1,474.1
—Average Rate	1.05%	1.59%	3.93%

Average Rate at Year-End	.65	.97	1.42

Other Borrowings

(Includes Treasury Investment Program Balances, Federal Home Loan Bank

Advances and Term Federal Funds Purchased)

($ in Millions)	2003	2002	2001
Balance on December 31	$3,677.0	$3,741.0	$6,841.2
Highest Month-End Balance	3,677.0	6,719.6	6,841.2
Year—Average Balance	2,294.7	2,948.4	3,254.6
—Average Rate	5.15%	4.69%	5.17%

Average Rate at Year-End	3.32	3.61	2.68

Total Purchased Funds

($ in Millions)	2003	2002	2001
Balance on December 31	$8,134.2	$6,977.5	$9,064.1
Year—Average Balance	8,516.7	8,406.8	7,567.7
—Average Rate	2.16%	2.70%	4.45%

Commercial Paper

($ in Millions)	2003	2002	2001
Balance on December 31	$142.3	$143.6	$137.7
Highest Month-End Balance	146.9	148.8	149.7
Year—Average Balance	142.0	140.1	137.5
—Average Rate	1.18%	1.79%	4.05%

Average Rate at Year-End	1.08	1.52	2.06

Changes in Net Interest Income

	2003/2002			2002/2001
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$.3	$(3.3)	$(3.0)	$(2.0)	$(15.5)	$(17.5)
Time Deposits with Banks	(1.1)	(40.6)	(41.7)	82.0	(72.4)	9.6
Other Interest-Bearing	.7	(.3)	.4	.3	(.6)	(.3)
Securities
U.S. Government	(.8)	(1.7)	(2.5)	(.9)	(5.2)	(6.1)
Obligations of States and Political Subdivisions	16.0	(3.1)	12.9	11.3	(1.3)	10.0
Federal Agency	12.0	(34.5)	(22.5)	(29.6)	(195.4)	(225.0)
Other	7.4	(5.3)	2.1	4.6	(6.6)	(2.0)
Trading Account	(.1)	(.1)	(.2)	(.2)	(.1)	(.3)
Loans and Leases	(4.6)	(119.8)	(124.4)	(11.8)	(203.6)	(215.4)

Total	$29.8	$(208.7)	$(178.9)	$53.7	$(500.7)	$(447.0)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$4.5	$(23.6)	$(19.1)	$5.0	$(98.3)	$(93.3)
Savings Certificates	(6.8)	(15.3)	(22.1)	(9.9)	(38.8)	(48.7)
Other Time	(.9)	(3.0)	(3.9)	(18.9)	(26.7)	(45.6)
Foreign Offices Time	9.7	(49.3)	(39.6)	18.4	(159.8)	(141.4)
Federal Funds Purchased	3.5	(24.0)	(20.5)	21.9	(63.3)	(41.4)
Securities Sold under Agreements to Repurchase	4.5	(6.9)	(2.4)	(3.0)	(34.6)	(37.6)
Commercial Paper	—	(.9)	(.9)	—	(3.1)	(3.1)
Other Borrowings	(33.7)	13.8	(19.9)	(14.0)	(16.0)	(30.0)
Senior Notes	(3.0)	(.1)	(3.1)	(2.5)	.2	(2.3)
Long-Term Debt	7.5	(3.2)	4.3	1.1	(.3)	.8
Floating Rate Capital Debt	—	(1.8)	(1.8)	—	(6.7)	(6.7)

Total	$(14.7)	$(114.3)	$(129.0)	$(1.9)	$(447.4)	$(449.3)

Increase (Decrease) in Net Interest Income	$44.5	$(94.4)	$(49.9)	$55.6	$(53.3)	$2.3

Note: Changes not due only to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2003	2002	2001	2000	1999
Balance at Beginning of Year	$168.5	$161.6	$162.9	$150.9	$146.8
Charge-Offs
Residential Real Estate	.6	.1	.2	.4	1.0
Commercial	20.3	28.7	66.7	12.1	7.2
Commercial Real Estate	—	.1	.9	.2	.3
Personal	1.0	1.2	.4	.7	1.1
Other	.3	1.5	.8	.1	.2
Lease Financing	.1	5.0	—	—	—
International	—	—	—	—	—

Total Charge-Offs	22.3	36.6	69.0	13.5	9.8

Recoveries
Residential Real Estate	.2	.1	—	.1	.2
Commercial	7.7	5.3	.5	.8	.6
Commercial Real Estate	—	.4	.5	.2	.1
Personal	.4	.1	.2	.2	.4
Other	.1	—	—	.2	.1
Lease Financing	—	—	—	—	—
International	.1	.1	—	—	—

Total Recoveries	8.5	6.0	1.2	1.5	1.4

Net Charge-Offs	13.8	30.6	67.8	12.0	8.4
Provision for Credit Losses	2.5	37.5	66.5	24.0	12.5

Net Change in Reserve	(11.3)	6.9	(1.3)	12.0	4.1

Balance at End of Year	$157.2	$168.5	$161.6	$162.9	$150.9

Reserve Assigned To:
Loans and Leases	$149.2	$161.1	$154.3	$152.6	$135.3
Unfunded Commitments, Standby Letters of Credit and Derivatives	8.0	7.4	7.3	10.3	15.6

Total Reserve for Credit Losses	$157.2	$168.5	$161.6	$162.9	$150.9

Loans and Leases at Year-End	$17,813.8	$18,063.7	$17,979.9	$18,144.6	$15,374.5

Average Total Loans and Leases	$17,506.9	$17,614.2	$17,850.5	$16,548.6	$14,547.8

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.08%	.17%	.38%	.07%	.05%
Provision for Credit Losses	.01	.21	.37	.13	.08
Reserve at Year-End Assigned to Loans and Leases	.84	.89	.86	.84	.88

As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.08%	.17%	.38%	.07%	.06%
Reserve at Year-End Assigned to Loans and Leases	.85	.91	.86	.92	.93

International Operations (Based on Obligor’s Domicile)

See also Note 30 titled “Business Units and Related Information” on page 91 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)	2003	2002	2001	2000	1999
Total Assets	$9,610.3	$9,349.1	$6,299.9	$5,171.0	$4,595.1

Time Deposits with Banks	8,028.6	8,081.3	4,831.2	3,811.0	3,548.3
Other Money Market Assets	—	—	—	—	1.8
Loans	493.4	502.9	824.2	770.0	544.7
Customers’ Acceptance Liability	.8	1.7	2.5	1.2	.7
Foreign Investments	47.0	30.1	22.6	26.5	26.7

Total Liabilities	$12,539.1	$11,559.2	$10,178.6	$9,355.4	$7,665.7

Deposits	11,870.7	11,067.5	9,909.7	9,072.9	7,443.1
Liability on Acceptances	.8	1.7	2.5	1.2	.7

Percent of International-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2003	2002	2001	2000	1999
Assets	25%	25%	18%	15%	15%
Liabilities	32	31	29	27	25

Reserve for Credit Losses Relating to International Operations

(In Millions)	2003	2002	2001	2000	1999
Balance at Beginning of Year	$1.6	$5.8	$3.4	$3.5	$3.6
Charge-Offs	—	—	—	—	—
Recoveries	.1	.1	—	—	—
Provision for Credit Losses	.1	(4.3)	2.4	(.1)	(.1)

Balance at End of Year	$1.8	$1.6	$5.8	$3.4	$3.5

The SEC requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining international operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for international loan charge-offs, since the entire reserve for credit losses assigned to loans and leases is available to absorb losses on both domestic and international loans. In addition, these amounts are not intended to be indicative of future charge-off trends.

Distribution of International Loans and Deposits by Type

	December 31
Loans (In Millions)	2003	2002	2001	2000	1999
Commercial	$182.9	$90.6	$237.7	$165.4	$178.1
Foreign Governments and Official Institutions	133.1	112.4	108.7	172.3	150.1
Banks	19.5	19.9	30.5	266.6	58.0
Other	121.8	171.0	216.1	352.5	239.4

Total	$457.3	$393.9	$593.0	$956.8	$625.6

	December 31
Deposits (In Millions)	2003	2002	2001
Commercial	$11,353.1	$9,693.2	$7,985.2
Foreign Governments and Official Institutions	838.7	820.8	705.9
Banks	278.0	730.8	952.2
Other Time	417.9	408.3	396.7
Other Demand	26.1	23.3	23.9

Total	$12,913.8	$11,676.4	$10,063.9

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003:

Notes to Consolidated Financial Statements		2003 Annual Report Page(s)

1.	Accounting Policies

	F. Derivative Financial Instruments	64
	G. Loans and Leases	64-65
	H. Reserve for Credit Losses	65
	K. Other Real Estate Owned	66

7.	Loans and Leases	71

8.	Reserve for Credit Losses	72

24.	Contingent Liabilities	84-85

25.	Derivative Financial Instruments	85-87

26.	Off-Balance Sheet Financial Instruments	87-88

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Credit Risk Management		46-54

In addition, the schedules on pages 20 through 21 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to International Operations

Distribution of International Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 54 to 56 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, and incorporated herein by reference on page 27 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2003	2002
Assets
Cash and Due from Banks	$1,471.1	$2,579.8
Federal Funds Sold and Securities Purchased under Agreements to Resell	892.9	1,185.3
Time Deposits with Banks	8,765.9	8,266.8
Other Interest-Bearing	418.8	453.7
Securities
Available for Sale	8,036.1	5,272.9
Held to Maturity (Fair Value—$1,031.8 in 2003 and $895.6 in 2002)	993.1	859.5

Total Securities	9,029.2	6,132.4

Loans and Leases
Commercial and Other	6,926.9	7,440.4
Residential Mortgages	3,251.3	3,484.5

Total Loans and Leases (Net of unearned income—$434.6 in 2003 and $397.8 in 2002)	10,178.2	10,924.9

Reserve for Credit Losses Assigned to Loans and Leases	(107.0)	(122.6)
Buildings and Equipment	370.0	377.4
Customers’ Acceptance Liability	10.0	20.5
Trust Security Settlement Receivables	170.6	608.5
Other Assets	2,203.4	1,547.7

Total Assets	$33,403.1	$31,974.4

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$3,893.6	$4,686.3
Savings and Money Market	3,023.4	3,518.6
Savings Certificates	782.0	970.7
Other Time	91.8	131.4
Foreign Offices—Demand	684.5	888.7
—Time	11,691.1	10,162.0

Total Deposits	20,166.4	20,357.7

Federal Funds Purchased	2,813.7	1,801.5
Securities Sold under Agreements to Repurchase	1,781.9	1,497.9
Other Borrowings	3,049.9	3,183.9
Senior Notes	350.0	450.0
Long-Term Debt	878.5	779.8
Liability on Acceptances	10.0	20.5
Other Liabilities	2,251.3	1,745.3

Total Liabilities	31,301.7	29,836.6

Stockholder’s Equity
Capital Stock—Par Value ($1 in 2003 and $60 in 2002)	3.6	213.8
Surplus	455.5	245.3
Undivided Profits	1,640.3	1,670.3
Accumulated Other Comprehensive Income	2.0	8.4

Total Stockholder’s Equity	2,101.4	2,137.8

Total Liabilities and Stockholder’s Equity	$33,403.1	$31,974.4

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2003	2002	2001
Noninterest Income
Trust Fees	$876.2	$854.9	$872.5
Foreign Exchange Trading Profits	109.6	106.2	139.7
Treasury Management Fees	92.3	93.4	84.2
Security Commissions and Trading Income	2.2	.6	.6
Other Operating Income	75.0	58.0	74.5
Investment Security Gains, net	—	.1	.1

Total Noninterest Income	1,155.3	1,113.2	1,171.6

Interest Income
Loans and Leases	389.5	477.4	664.4
Securities
—Available for Sale	92.7	113.7	333.1
—Held to Maturity	40.1	31.7	27.3

Total Securities	132.8	145.4	360.4

Time Deposits with Banks	162.2	203.8	194.3
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	31.8	33.5	50.9

Total Interest Income	716.3	860.1	1,270.0

Interest Expense
Deposits	174.5	238.4	501.1
Federal Funds Purchased	49.7	70.0	116.1
Securities Sold under Agreements to Repurchase	17.5	19.5	55.3
Other Borrowings	60.0	70.8	107.7
Senior Notes	27.9	31.2	33.4
Long-Term Debt	57.9	53.8	52.2

Total Interest Expense	387.5	483.7	865.8

Net Interest Income	328.8	376.4	404.2
Provision for Credit Losses	(3.1)	32.6	63.7

Net Interest Income after Provision for Credit Losses	331.9	343.8	340.5

Income before Noninterest Expenses	1,487.2	1,457.0	1,512.1

Noninterest Expenses
Compensation	476.6	464.4	479.8
Employee Benefits	98.0	91.8	86.4
Occupancy Expense	95.6	68.3	66.3
Equipment Expense	74.7	71.9	67.0
Other Operating Expenses	321.3	297.5	285.7

Total Noninterest Expenses	1,066.2	993.9	985.2

Income before Income Taxes	421.0	463.1	526.9
Provision for Income Taxes	130.9	150.6	169.8

Net Income	$290.1	$312.5	$357.1

Dividends Paid to the Corporation	$320.0	$160.0	$240.0

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Additionally, the Corporation’s corporate governance guidelines, its code of business conduct and ethics applicable to directors, officers and employees, and the charters for its audit, corporate governance and compensation and benefits committees are all available on the Corporation’s Internet website. Information contained on the Corporation’s website is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
William A. Osborn (56)	Chairman (10/3/95), Chief Executive Officer (6/30/95) and President (1/1/03)

Steven L. Fradkin (42)	Executive Vice President (1/21/03) and Chief Financial Officer (1/20/04)

Timothy P. Moen (51)	Executive Vice President and Head of Human Resources (4/16/02)

William L. Morrison (53)	Executive Vice President (5/21/02) and President—PFS (3/14/03)

Perry R. Pero (64)	Vice Chairman (9/21/99) and Head of Corporate Risk Management (1/20/04)

Harry W. Short (56)	Executive Vice President (9/21/99) and Controller (10/11/94)

Timothy J. Theriault (43)	Executive Vice President (4/16/02) and President—WWOT (5/31/02)

Terence J. Toth (44)	Executive Vice President and President—NTGI (1/20/04)

Frederick H. Waddell (50)	Executive Vice President and President—C&IS (3/14/03)

Kelly R. Welsh (51)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)

Alison A. Winter (57)	Executive Vice President (5/21/02) and President—PFS Northeast (3/14/03)

With the exception of Messrs. Moen and Welsh, all of the executive officers have been officers of the Corporation, or a subsidiary of the Corporation, for more than five years. The prior business experience of Messrs. Moen and Welsh is set forth below:

Timothy P. Moen: September 2001–present—Executive Vice President and Head of Human Resources of the Bank; October 1998–June 2001—Executive Vice President and Head of Human Resources of Bank One Corporation.

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

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 479,000 square feet of space principally for staff divisions of the business units. Financial services are also provided by the Bank at 17 other Chicago metropolitan area locations, seven of which are owned and 10 of which are leased. The Bank’s trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago and its computer data center is located in a 340,000 square foot facility at 840 South Canal Street in Chicago, with supplementary operations/data center space of 65,000 square feet located in the western suburbs of Chicago. Space for the Bank’s London and Singapore branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 120,000 square feet of office space is leased. The Corporation’s other subsidiaries operate from 89 locations, 14 of which are owned and 75 of which are leased. The addresses of Northern Trust locations can be found on pages 102 and 103 in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference. In addition to the above-referenced properties, banking subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access locations, back offices or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 9 titled “Buildings and Equipment” and Note 10 titled “Lease Commitments” on page 72 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 24 titled “Contingent Liabilities” on pages 84-85 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by this item is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 97 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 28 titled “Restrictions on Subsidiary Dividends and Loans or Advances” on pages 88-89 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 29 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 29 through 58 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 54 through 56 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference.

2003 Annual Report Page(s)
For Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2003 and 2002	59

Consolidated Statement of Income—Years Ended December 31, 2003, 2002 and 2001	60

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2003, 2002 and 2001	60

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001	61

Consolidated Statement of Cash Flows—Years Ended December 31, 2003, 2002 and 2001	62

For Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2003 and 2002	93

Condensed Statement of Income—Years Ended December 31, 2003, 2002 and 2001	94

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2003, 2002 and 2001	60

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001	61

Condensed Statement of Cash Flows—Years Ended December 31, 2003, 2002 and 2001	95

Notes to Consolidated Financial Statements	63-95

Report of Independent Public Accountants	96

The section titled “Quarterly Financial Data” on page 97 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 4 through 7 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Item 401 disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to pages 8 and 9 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004. The information called for by Item 10 relating to Item 401 disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to pages 9 and 10 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004. The information called for by Item 10 relating to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 13 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004. The information called for by Item 10 relating to Item 406 disclosures regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to page 11 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to pages 12 and 13 and pages 18 through 27 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 14 through 17 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004.

The following table provides information as of December 31, 2003 with respect to the Corporation’s compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	24,928,912	(2)	$44.04	13,705,724	(4)
Equity compensation plans not approved by security holders	15,000	(5)	N/A	0

Total	24,943,912		$44.04	13,705,724

(1)	These plans are the Corporation’s Amended 1992 Incentive Stock Plan and the 2002 Stock Plan.
(2)	Consists of 23,447,771 stock options, 324,000 performance shares and 1,157,141 stock units.
(3)	Weighted average exercise price of outstanding stock options, excluding performance shares and stock units, which were granted at no cost to the participant.
(4)	All of these shares are issuable under the 2002 Stock Plan.
(5)	Consists of stock units under the terms of the 1997 Deferred Compensation Plan for Non-Employee Directors. These stock units represent shares deferred at the election of the director and will be distributed following retirement.

Item 13—Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to pages 12 and 13 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to pages 31 and 32 of the Corporation’s definitive 2004 Notice and Proxy Statement to be filed on or about March 15, 2004 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 20, 2004.

PART IV

Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2003 and 2002.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2003, 2002 and 2001.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2003 and 2002.

Consolidated Statement of Income—Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Cash Flows—Years Ended December 31, 2003, 2002 and 2001.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2003 and 2002.

Condensed Statement of Income—Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001.

Condensed Statement of Cash Flows—Years Ended December 31, 2003, 2002 and 2001.

The Notes to Consolidated Financial Statements as of December 31, 2003, incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Public Accountants incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2003 pertains to the consolidated financial statements and Corporation only information listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)3—Exhibits

The exhibits listed on the Exhibit Index beginning on page 33 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

Item 15(b)—Reports on Form 8-K

In a report on Form 8-K filed October 15, 2003 Northern Trust incorporated by reference in Items 9 and 12 its October 15, 2003 press release, reporting on its earnings for the third quarter and nine months of 2003. The press release, with summary financial information, was filed as an exhibit pursuant to Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004

Northern Trust Corporation
(Registrant)

By:	/s/ WILLIAM A. OSBORN
William A. Osborn Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ WILLIAM A. OSBORN	Chairman of the Board, Chief Executive Officer, President and Director
William A. Osborn

/s/ Steven L. Fradkin	Executive Vice President and Chief Financial Officer
Steven L. Fradkin

/s/ HARRY W. SHORT	Executive Vice President and Controller (Chief Accounting Officer)
Harry W. Short

Duane L. Burnham

Dolores E. Cross

Susan Crown

Robert S. Hamada

Robert A. Helman

Arthur L. Kelly

Frederick A. Krehbiel

Robert C. McCormack

Edward J. Mooney

John W. Rowe

Harold B. Smith

William D. Smithburg

Director ) Director ) Director ) Director ) Director ) Director ) Director ) Director ) Director ) Director ) Director ) Director )

	By:	/s/ Kelly R. Welsh
Kelly R. Welsh
Attorney-in-Fact

Date: March 12, 2004

EXHIBIT INDEX

The following Exhibits are filed herewith or are incorporated herein by reference.

Exhibit Number	Description			Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws

	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date		(17)

	(ii)	By-laws as amended to date		(21)

(4)	Instruments Defining the Rights of Security Holders

	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)		(19)

	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)		(23)

	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)		(19)

	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)		(23)

	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee		(4)

	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999		(16)

(10)	Material Contracts

	(i)	Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)		(1)

	(ii)	Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002		(20)

		(1)	Amendment Number One dated as of August 21, 2002	(22)

		(2)	Amendment Number Two dated as of November 19, 2002	(23)

		(3)	Amendment Number Three dated as of November 19, 2002	(23)

		(4)	Amendment Number Four dated as of January 21, 2003	(24)

		(5)	Amendment Number Five dated as of April 29, 2003	(25)

		(6)	Amendment Number Six effective as of June 15, 2003	(26)

		(7)	Amendment Number Seven effective as of June 15, 2003	(26)

		(8)	Amendment Number Eight dated December 22, 2003	Filed Herewith

		(9)	Amendment Number Nine dated December 22, 2003	Filed Herewith

	(iii)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1989		(2)

		(1)	Amendment dated February 21, 1995	(6)

		(2)	Amendment dated January 2, 1998	(7)

		(3)	Amendment dated February 11, 2003	(24)

	(iv)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)		(3)

	(v)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**		(9)

		(1)	Amendment dated August 31, 1999	(15)

		(2)	Amendment dated as of May 16, 2000	(17)

	(vi)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999**		(15)

		(1)	Amendment dated as of May 16, 2000	(17)

		(2)	Amendment dated as of January 1, 2002	(21)

Exhibit Number	Description			Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(vii)	Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999**		(15)

		(1)	Amendment dated December 31, 1999	(16)

		(2)	Amendment dated as of May 16, 2000	(17)

		(3)	Amendment dated as of January 1, 2002	(21)

	(viii)	Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999**		(15)

		(1)	Amendment dated as of May 16, 2000	(17)

		(2)	Amendment dated as of September 25, 2001.	(19)

		(3)	Amendment dated as of January 15, 2002	(21)

		(4)	Amendment dated December 22, 2003	Filed Herewith

	(ix)	Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998**		(9)

		(1)	Amendment dated as of May 16, 2000	(17)

	(x)	Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (now known as Wells Fargo Bank Minnesota, N.A.)		(8)

		(1)	Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(10)

		(2)	Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(11)

	(xi)	Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant)		(18)

		(1)	Amendment dated as of July 11, 2002	(22)

	(xii)	Lease dated December 29, 2000 between Metropolitan Life Insurance Company (Landlord) and The Northern Trust Company (Tenant)		(18)

	(xiii)	Amended 1992 Incentive Stock Plan**		(5)

		(1)	Amendment dated January 20, 1998	(14)

		(2)	Amendment dated September 15, 1998	(14)

		(3)	Amendment dated May 18, 1999	(14)

		(4)	Amendment dated September 25, 2001	(19)

	(xiv)	Northern Trust Corporation 2002 Stock Plan		(21)

	(xv)	Northern Trust Corporation Management Performance Plan**		(13)

	(xvi)	Northern Trust Corporation (2003) Annual Performance Plan**		(24)

	(xvii)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**		(12)

	(xviii)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended**.		(12)

		(1)	Amendment dated as of January 21, 2003	(24)

	(xix)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 10 executive officers—as amended**		(3)

		(1)	Amendment dated as of September 25, 2001.	(19)

		(2)	Amendment dated as of January 15, 2002	(21)

	(xx)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 29 officers**		(3)

		(1)	Amendment dated as of September 25, 2001	(19)

		(2)	Amendment dated as of January 15, 2002	(21)

	(xxi)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 2 officers**		(3)

		(1)	Amendment dated as of September 25, 2001	(19)

		(2)	Amendment dated as of January 15, 2002	(21)

	(xxii)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein		(4)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(xxiii)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)

	(xxiv)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(5)

	(xxv)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(5)

	(xxvi)	Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 20, 1998	(12)

	(xxvii)	Leases made November 25, 2002 between Heron Quays (HQ4) T1 Limited and Heron Quays (HQ4) T2 Limited (together the Landlord), Canary Wharf Management Limited and The Northern Trust Company relating to:

		(1) Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)

		(2) Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)

		(3) Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)

	(xxviii)	Northern Trust Corporation Severance Plan	(21)

(13)	2003 Annual Report to Shareholders		Filed Herewith

(21)	Subsidiaries of the Registrant		Filed Herewith

(23)	Consent of Independent Public Accountants		Filed Herewith

(24)	Powers of Attorney		Filed Herewith

(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith

(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Herewith

*	Prior Filings (File No. 0-5965)
(1)	Annual Report on Form 10-K for the year ended December 31, 1988
(2)	Form 8-K dated January 26, 1989
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)	Form 8-K dated January 22, 1997
(5)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)	Annual Report on Form 10-K for the year ended December 31, 1997
(7)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)	Form 8-A dated July 24, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10)	Form 8-K dated November 20, 1998
(11)	Form 8-K dated February 19, 1999
(12)	Annual Report on Form 10-K for the year ended December 31, 1998
(13)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
(14)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(16)	Annual Report on Form 10-K for the year ended December 31, 1999
(17)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(18)	Annual Report on Form 10-K for the year ended December 31, 2000
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(20)	Annual Report on Form 10-K for the year ended December 31, 2001
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(22)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(23)	Annual Report on Form 10-K for the year ended December 31, 2002
(24)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(25)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(26)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

**	Denotes management contract or compensatory plan or arrangement

Upon written request to Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request. In addition, prior filings in which the exhibits listed above are included are available free of charge through our website www.northerntrust.com, if the filings were made on or after May 1, 1996. Information contained on the web site is not part of this report.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of the Corporation not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.