Form 10-Q
period 2004-03-31
NORTHERN TRUST CORP
filed 2004-05-03
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

220,388,521 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2004)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2004	December 31 2003	March 31 2003
Assets
Cash and Due from Banks	$1,417.4	$1,595.9	$1,355.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	829.9	754.6	876.7
Time Deposits with Banks	9,565.7	8,767.7	6,438.7
Other Interest-Bearing	32.7	42.8	101.8
Securities
Available for Sale	7,541.8	8,422.4	6,559.4
Held to Maturity (Fair value - $1,138.7 at March 2004, $1,081.6 at December 2003, $1,035.4 at March 2003)	1,088.5	1,041.5	990.9
Trading Account	5.7	7.4	4.2

Total Securities	8,636.0	9,471.3	7,554.5

Loans and Leases
Commercial and Other	9,163.4	9,838.5	10,209.4
Residential Mortgages	7,910.2	7,975.3	7,767.3

Total Loans and Leases (Net of unearned income - $430.3 at March 2004, $435.7 at December 2003, $423.6 at March 2003)	17,073.6	17,813.8	17,976.7

Reserve for Credit Losses Assigned to Loans and Leases	(143.4)	(149.2)	(162.4)
Buildings and Equipment	491.4	498.3	521.6
Customers’ Acceptance Liability	1.3	11.2	1.1
Trust Security Settlement Receivables	284.7	170.6	127.9
Other Assets	1,989.6	2,473.2	1,657.4

Total Assets	$40,178.9	$41,450.2	$36,449.7

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,524.6	$5,084.1	$4,928.5
Savings and Money Market	7,698.6	7,102.6	6,963.6
Savings Certificates	1,490.6	1,524.5	1,758.4
Other Time	295.5	273.6	372.5
Foreign Offices - Demand	741.9	683.2	811.0
- Time	13,696.4	11,602.0	9,648.4

Total Deposits	28,447.6	26,270.0	24,482.4
Federal Funds Purchased	1,476.9	2,629.4	2,097.7
Securities Sold Under Agreements to Repurchase	1,590.5	1,827.8	1,249.1
Commercial Paper	145.0	142.3	131.8
Other Borrowings	2,092.5	3,677.0	2,443.8
Senior Notes	350.0	350.0	450.0
Long-Term Debt	864.5	864.7	965.6
Floating Rate Capital Debt	276.2	276.2	267.8
Liability on Acceptances	1.3	11.2	1.1
Other Liabilities	1,816.0	2,346.3	1,334.3

Total Liabilities	37,060.5	38,394.9	33,423.6

Stockholders’ Equity
Preferred Stock	—	—	120.0
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at March 2004, December 2003 and March 2003; Outstanding 220,388,521 shares at March 2004, 220,118,476 shares at December 2003 and 220,415,774 shares at March 2003	379.8	379.8	379.8
Retained Earnings	3,069.1	2,990.7	2,825.1
Accumulated Other Comprehensive Income	(11.7)	(8.9)	4.7
Common Stock Issuable - Stock Incentive Plans	72.4	88.6	99.3
Deferred Compensation	(34.3)	(26.4)	(42.3)
Treasury Stock - (at cost, 7,533,003 shares at March 2004, 7,803,048 shares at December 2003, and 7,505,750 shares at March 2003)	(356.9)	(368.5)	(360.5)

Total Stockholders’ Equity	3,118.4	3,055.3	3,026.1

Total Liabilities and Stockholders’ Equity	$40,178.9	$41,450.2	$36,449.7

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions Except Per Share Information)	2004	2003
Noninterest Income
Trust Fees	$327.9	$280.6
Foreign Exchange Trading Profits	41.4	20.7
Treasury Management Fees	23.0	24.0
Security Commissions and Trading Income	14.5	12.8
Other Operating Income	19.7	17.5
Investment Security Gains	—	—

Total Noninterest Income	426.5	355.6

Net Interest Income
Interest Income	254.4	274.6
Interest Expense	115.9	133.9

Net Interest Income	138.5	140.7
Provision for Credit Losses	(5.0)	5.0

Net Interest Income after Provision for Credit Losses	143.5	135.7

Noninterest Expenses
Compensation	165.4	158.3
Employee Benefits	38.4	34.2
Occupancy Expense	30.7	28.0
Equipment Expense	20.1	22.4
Other Operating Expenses	122.9	106.6

Total Noninterest Expenses	377.5	349.5

Income from Continuing Operations before Income Taxes	192.5	141.8
Provision for Income Taxes	65.3	45.2

Income from Continuing Operations	127.2	96.6

Discontinued Operations
Income (Loss) from Discontinued Operations of NTRC	.5	(3.0)
Income Tax Benefit (Expense)	(.2)	1.1

Income (Loss) from Discontinued Operations	.3	(1.9)

Net Income	$127.5	$94.7

Net Income Applicable to Common Stock	$127.5	$94.3

Per Common Share
Income from Continuing Operations
- Basic	$.58	$.44
- Diluted	.57	.43
Net Income
- Basic	$.58	$.43
- Diluted	.57	.42

Cash Dividends Declared	.19	.17

Average Number of Common Shares Outstanding - Basic	220,102,831	220,373,864
- Diluted	224,384,348	223,435,626

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions)	2004	2003
Net Income	$127.5	$94.7
Other Comprehensive Income (net of tax)
Net Unrealized Losses on Securities Available for Sale	(.1)	(.1)
Net Unrealized Losses on Cash Flow Hedge Designations	(2.3)	(2.6)
Foreign Currency Translation Adjustments	(.4)	.3

Other Comprehensive Income	(2.8)	(2.4)

Comprehensive Income	$124.7	$92.3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
(In Millions)	2004	2003
Preferred Stock
Balance at January 1 and March 31	$—	$120.0

Common Stock
Balance at January 1 and March 31	379.8	379.8

Retained Earnings
Balance at January 1	2,990.7	2,775.3
Net Income	127.5	94.7
Dividend Declared - Common Stock	(41.9)	(37.5)
Dividends Declared - Preferred Stock	—	(.3)
Stock Issued - Incentive Plan and Awards	(7.2)	(7.1)

Balance at March 31	3,069.1	2,825.1

Accumulated Other Comprehensive Income
Balance at January 1	(8.9)	7.1
Other Comprehensive Income (Loss)	(2.8)	(2.4)

Balance at March 31	(11.7)	4.7

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	88.6	118.2
Stock Issuable, net of Stock Issued	(16.2)	(18.9)

Balance at March 31	72.4	99.3

Deferred Compensation
Balance at January 1	(26.4)	(40.2)
Compensation Deferred	(11.3)	(7.1)
Compensation Amortized	3.4	5.0

Balance at March 31	(34.3)	(42.3)

Treasury Stock
Balance at January 1	(368.5)	(360.4)
Stock Options and Awards	57.1	32.9
Stock Purchased	(45.5)	(33.0)

Balance at March 31	(356.9)	(360.5)

Total Stockholders’ Equity at March 31	$3,118.4	$3,026.1

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
(In Millions)	2004	2003
Cash Flows from Operating Activities:
Net Income	$127.5	$94.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(5.0)	5.0
Depreciation on Buildings and Equipment	19.9	20.5
(Increase) Decrease in Receivables	14.7	(122.2)
Decrease in Interest Payable	(8.2)	(3.6)
Amortization and Accretion of Securities and Unearned Income	(16.1)	11.7
Amortization and Retirement of Computer Software	20.2	20.2
Amortization of Other Intangibles	2.4	2.3
Net Decrease in Trading Account Securities	1.7	3.5
Other Operating Activities, net	97.4	41.4

Net Cash Provided by Operating Activities	254.5	73.5

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(75.3)	88.1
Net (Increase) Decrease in Time Deposits with Banks	(798.0)	1,829.5
Net (Increase) Decrease in Other Interest-Bearing Assets	10.1	(2.5)
Purchases of Securities-Held to Maturity	(67.0)	(120.8)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	26.5	21.0
Purchases of Securities-Available for Sale	(3,988.4)	(7,279.9)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	4,677.3	6,411.0
Net Decrease in Loans and Leases	741.6	56.1
Purchases of Buildings and Equipment	(13.7)	(28.3)
Purchases and Development of Computer Software	(22.4)	(39.9)
Net (Increase) Decrease in Trust Security Settlement Receivables	(114.1)	480.6
Decrease in Cash Due to Acquisitions	—	(109.0)
Other Investing Activities, net	55.1	26.1

Net Cash Provided by (Used in) Investing Activities	431.7	1,332.0

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	2,177.6	(1,579.7)
Net Increase (Decrease) in Federal Funds Purchased	(1,152.5)	425.2
Net Decrease in Securities Sold under Agreements to Repurchase	(237.3)	(314.9)
Net Increase (Decrease) in Commercial Paper	2.7	(11.8)
Net Decrease in Short-Term Other Borrowings	(1,577.9)	(1,581.4)
Proceeds from Term Federal Funds Purchased	—	708.2
Repayments of Term Federal Funds Purchased	(6.6)	(424.0)
Proceeds from Senior Notes & Long-Term Debt	—	200.0
Repayments of Senior Notes & Long-Term Debt	(.2)	(.2)
Treasury Stock Purchased	(43.3)	(32.3)
Net Proceeds from Stock Options	15.4	1.1
Cash Dividend Paid on Common Stock	(41.8)	(37.5)
Cash Dividends Paid on Preferred Stock	—	(.4)
Other Financing Activities, net	(.8)	(74.3)

Net Cash Provided by (Used in) Financing Activities	(864.7)	(2,722.0)

Decrease in Cash and Due from Banks	(178.5)	(1,316.5)
Cash and Due from Banks at Beginning of Year	1,595.9	2,672.2

Cash and Due from Banks at End of Period	$1,417.4	$1,355.7

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$124.1	$137.5
Income Taxes Paid	18.3	16.2

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of March 31, 2004 and 2003, have not been audited by the Corporation’s independent public accountants. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. As discussed in Note 3 of this Report, as a result of its disposition on June 15, 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for all prior periods presented have been reclassified and shown as discontinued operations in the consolidated statement of income. Certain other reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In December 2003, the Financial Accounting Standards Board (FASB) issued revised Interpretation No. 46 (FIN 46(R)), “Consolidation of Variable Interest Entities,” which replaced the original Interpretation No. 46 that had been issued in January 2003. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are termed variable interest entities. Application of FIN 46(R) by public entities for all variable interest entities is required in financial statements for periods ending after March 15, 2004. Northern Trust re-evaluated the revised requirements of variable interest accounting with the issuance of FIN 46(R) and determined that there was no change required in Northern Trust’s accounting treatment currently in place for its existing variable interest entities. Northern Trust will continue to monitor, evaluate, and apply authoritative guidance and interpretations relating to variable interest accounting as it is issued.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the Staff’s view that the fair value of recorded loan commitments that are required to follow derivative accounting under FASB Statement No. 133, should not consider the expected future cash flows related to the associated servicing of the loan. SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 currently does not, and is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

3. Discontinued Operations - On June 15, 2003, Northern Trust completed the sale to Hewitt Associates of substantially all of the assets of NTRC. NTRC provided defined benefit, defined contribution and retiree health and welfare administrative services, including recordkeeping and customer service, and also provided retirement consulting and actuarial services, including plan design and communication. The operating results of the NTRC business for the current and all prior periods presented are reflected as discontinued operations in the Corporation’s consolidated statement of income and in the results of operations in the C&IS business unit. In the first quarter ended March 31, 2004, pre-tax income from discontinued operations of $.5 million was recorded primarily as a result of a change in the original estimates used to calculate the loss on the disposal of certain assets that were not transferred in the sale.

4. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2004		December 31, 2003		March 31, 2003
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity
U.S. Government	$.5	$.5	$—	$—	$—	$—
Obligations of States and Political Subdivisions	898.2	952.6	851.2	896.3	843.9	892.1
Federal Agency	9.9	9.9	10.2	10.2	9.3	9.3
Other	179.9	175.7	180.1	175.1	137.7	134.0

Subtotal	1,088.5	1,138.7	1,041.5	1,081.6	990.9	1,035.4

Available for Sale
U.S. Government	102.2	102.2	103.3	103.3	102.9	102.9
Obligations of States and Political Subdivisions	34.3	34.3	33.0	33.0	33.4	33.4
Federal Agency	6,831.7	6,831.7	7,756.2	7,756.2	5,892.1	5,892.1
Preferred Stock	64.1	64.1	79.1	79.1	80.8	80.8
Other	509.5	509.5	450.8	450.8	450.2	450.2

Subtotal	7,541.8	7,541.8	8,422.4	8,422.4	6,559.4	6,559.4

Trading Account	5.7	5.7	7.4	7.4	4.2	4.2

Total Securities	$8,636.0	$8,686.2	$9,471.3	$9,511.4	$7,554.5	$7,599.0

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	March 31, 2004
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$.5	$—	$—	$.5
Obligations of States and Political Subdivisions	898.2	54.9	.5	952.6
Federal Agency	9.9	.1	.1	9.9
Other	179.9	.3	4.5	175.7

Total	$1,088.5	$55.3	$5.1	$1,138.7

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	March 31, 2004
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$102.2	$—	$—	$102.2
Obligations of States and Political Subdivisions	30.6	3.7	—	34.3
Federal Agency	6,822.4	9.3	—	6,831.7
Preferred Stock	64.1	—	—	64.1
Other	508.1	1.4	—	509.5

Total	$7,527.4	$14.4	$—	$7,541.8

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2004	December 31, 2003	March 31, 2003
Domestic
Residential Real Estate	$7,910.2	$7,975.3	$7,767.3
Commercial	3,243.6	3,405.3	3,973.9
Broker	28.9	7.0	147.1
Commercial Real Estate	1,237.7	1,297.1	1,200.4
Personal	2,485.6	2,699.9	2,415.4
Other	464.3	743.9	562.0
Lease Financing	1,211.0	1,228.0	1,242.4

Total Domestic	16,581.3	17,356.5	17,308.5
International	492.3	457.3	668.2

Total Loans and Leases	$17,073.6	$17,813.8	$17,976.7
Reserve for Credit Losses Assigned to Loans and Leases	(143.4)	(149.2)	(162.4)

Net Loans and Leases	$16,930.2	$17,664.6	$17,814.3

At March 31, 2004, other domestic and international loans included $490.9 million of overnight trust-related advances, compared with $672.2 million at December 31, 2003 and $716.8 million at March 31, 2003.

Notes to Consolidated Financial Statements (continued)

At March 31, 2004, nonperforming loans and leases totaled $71.6 million. Included in this amount were loans with a recorded investment of $69.1 million (net of $14.8 million in charge-offs) which were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $5.1 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $64.0 million (net of $10.0 million in charge-offs) had an allocated reserve of $33.5 million. For the first quarter of 2004, the total recorded investment in impaired loans averaged $74.2 million. There was no interest income recorded on impaired loans for the quarter ended March 31, 2004.

At March 31, 2003, nonperforming loans and leases totaled $92.4 million and included $88.0 million (net of $10.9 million in charge-offs) of impaired loans. Of these impaired loans, $11.9 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $76.1 million (net of $6.1 million in charge-offs) had an allocated reserve of $33.5 million. Total recorded investment in impaired loans for the first quarter of 2003 averaged $89.9 million. There was $161 thousand of interest income recognized on such loans for the quarter ended March 31, 2003.

At March 31, 2004, residential real estate loans totaling $1.3 million were held for sale and carried at the lower of cost or market.

Loan commitments for residential real estate loans, which when funded will be held for sale with a notional amount of $3.8 million at March 31, 2004, are carried at fair value. All other loan commitments are carried at the amount of unamortized fees. At March 31, 2004, legally binding commitments to extend credit totaled $16.2 billion, compared with $16.5 billion at December 31, 2003 and $16.9 billion at March 31, 2003.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	First Quarter Ended March 31
(In Millions)	2004	2003
Balance at Beginning of Period	$157.2	$168.5
Charge-Offs	(4.1)	(6.0)
Recoveries	3.4	2.6

Net Charge-Offs	(.7)	(3.4)
Provision for Credit Losses	(5.0)	5.0

Balance at End of Period	$151.5	$170.1

Reserve for Credit Losses Assigned to:
Loans and Leases	$143.4	$162.4
Unfunded Commitments, Standby Letters of Credit and Derivatives	8.1	7.7

Total Reserve for Credit Losses	$151.5	$170.1

Notes to Consolidated Financial Statements (continued)

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

7. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill, by business unit, for the first quarter ended March 31, 2004.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2003	$141.7	$55.1	$196.8
Goodwill Acquired	—	—	—

Balance at March 31, 2004	$141.7	$55.1	$196.8

Notes to Consolidated Financial Statements (continued)

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2004 and March 31, 2003, was as follows:

	First Quarter Ended March 31
	2004		2003
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets- Subject to Amortization	$114.3	$72.0	$109.5	$61.5

Other intangible assets consist primarily of the value of acquired customer relationships. Amortization expense related to other intangible assets totaled $2.4 million and $2.3 million for the quarters ended March 31, 2004 and 2003, respectively. Amortization for the remainder of 2004 and for the years 2005, 2006, 2007 and 2008 is estimated to be $7.2 million, $8.7 million, $8.4 million, $6.1 million and $4.2 million, respectively.

8. Accumulated Other Comprehensive Income - The following table summarizes the components of accumulated other comprehensive income at March 31, 2004 and 2003, and changes during the three-month periods then ended, presented on an after-tax basis.

	First Quarter Ended March 31, 2004
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$2.7	$(.1)	$—	$2.6
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.7	(.1)	—	2.6
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(.2)	.1	.2
Less: Reclassification Adjustments	—	3.5	(1.3)	2.2

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(3.7)	1.4	(2.0)
Foreign Currency Translation Adjustments	.1	(.8)	.4	(.3)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(8.9)	$(4.6)	$1.8	$(11.7)

	First Quarter Ended March 31, 2003
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$(.1)	$—	$5.6
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	(.1)	—	5.6
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(3.9)	1.5	3.4
Less: Reclassification Adjustments	—	.3	(.1)	.2

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(4.2)	1.6	3.2
Foreign Currency Translation Adjustments	(.4)	.5	(.2)	(.1)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$7.1	$(3.8)	$1.4	$4.7

Notes to Consolidated Financial Statements (continued)

9. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	First Quarter Ended March 31
($ In Millions Except Per Share Information)	2004	2003
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	220,102,831	220,373,864

Reported Income from Continuing Operations	$127.2	$96.6
Less: Dividends on Preferred Stock	—	(.4)

Income from Continuing Operations Applicable to Common Stock	$127.2	$96.2
Reported Basic Income from Continuing Operations Per Common Share	$.58	$.44

Income (Loss) from Discontinued Operations	$.3	$(1.9)
Basic Income (Loss) from Discontinued Operations Per Common Share	$—	$(.01)

Net Income Applicable to Common Stock	$127.5	$94.3
Basic Net Income Per Common Share	$.58	$.43

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	220,102,831	220,373,864
Plus Dilutive Potential Common Shares:
Stock Options	3,278,296	1,808,123
Stock Incentive Plans *	1,003,221	1,253,639

Average Common and Potential Common Shares	224,384,348	223,435,626

Income from Continuing Operations Applicable to Common Stock	$127.2	$96.2
Reported Diluted Income from Continuing Operations Per Common Share	$.57	$.43

Income (Loss) from Discontinued Operations	$.3	$(1.9)
Diluted Income (Loss) from Discontinued Operations Per Common Share	$—	$(.01)

Net Income Applicable to Common Stock	$127.5	$94.3
Diluted Net Income Per Common Share	$.57	$.42

*	Includes Dilutive Potential Common Shares related to restricted stock and stock unit awards subject to vesting requirements. Refer to Note 22, “Stock-Based Compensation Plans” on pages 82 through 84 of the Corporation’s 2003 Annual Report to Shareholders.

10. Other Charges - During the second quarter of 2003, Northern Trust implemented a number of strategic steps to reduce expenses and better position itself for improved profitability.

Changes in the other liabilities caption of consolidated balance sheet related to these actions were as follows:

(In Millions)	Severance	Office Space	Total
Liabilities:
Established in 2003	$24.0	$18.7	$42.7
Cash Payments in 2003	(16.3)	(1.2)	(17.5)

Balance at December 31, 2003	7.7	17.5	25.2
Established in 2004	—	1.2	1.2
Cash Payments in 2004	(2.0)	(.7)	(2.7)

Balance at March 31, 2004	$5.7	$18.0	$23.7

Notes to Consolidated Financial Statements (continued)

11. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the domestic qualified and nonqualified pension benefit plans and the other postretirement plan for the quarters ending March 31, 2004 and 2003.

Components of Net Periodic Pension Expense	Qualified Plan		Nonqualified Plan
	First Quarter Ended March 31		First Quarter Ended March 31
(In Millions)	2004	2003	2004	2003
Service Cost	$5.4	$4.4	$.5	$.5
Interest Cost	5.8	5.0	.7	.7
Expected Return on Plan Assets	(8.1)	(7.0)	—	—
Amortization:
Net Loss	1.9	.6	.6	.6
Prior Service Cost (Benefit)	—	—	—	—

Net Periodic Pension Expense	$5.0	$3.0	$1.8	$1.8

Components of Net Periodic Postretirement Benefit Expense	First Quarter Ended March 31
(In Millions)	2004	2003
Service Cost	$.4	$.4
Interest Cost	.7	.7
Amortization:
Transition Obligation	.1	.1
Net Loss	.3	.2

Net Periodic Postretirement Benefit Expense	$1.5	$1.4

For the quarter ended March 31, 2004, Northern Trust made no contributions to its qualified pension plan. The nonqualified plan made benefit payments totaling $1.6 million for the quarter ended March 31, 2004 and these payments are estimated to be approximately $3.8 million for the entire year. The benefit payments for the postretirement health care plan for the quarter totaled $1.0 million and these payments are estimated to be approximately $3.7 million for all of 2004.

On April 10, 2004, the Pension Funding Equity Act of 2004 was signed into law. Based on this new law, the minimum contribution required to be made by Northern Trust to the qualified pension plan in 2004 is zero and the maximum deductible contribution is estimated to total approximately $54 million.

On December 8, 2003, a bill was signed into law that added a prescription drug benefit for Medicare-eligible retirees in 2006. Northern Trust anticipates that future benefit payments will be lower as a result of the new Medicare provision. The retiree medical obligations and costs do not reflect any impact of this legislation because Northern Trust is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act until final regulations are issued.

Notes to Consolidated Financial Statements (continued)

12. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of March 31, 2004, shares available for future grant under the 2002 Plan totaled 11,098,964.

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

Pro forma information regarding net income and earnings per share has been determined as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.13% and 3.94%; dividend yields of 2.53% and 2.08%; volatility factors of the expected market price of the Corporation’s common stock of 33.8% and 33.5%; and a weighted average expected life of the options of 5.5 years and 6.2 years.

The weighted average fair value of options granted in 2004 and 2003 was $13.66 per share and $10.38 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ six-month to four-year vesting periods.

The Corporation’s pro forma information follows.

	First Quarter Ended March 31
(In Millions Except per Share Information)	2004	2003
Net Income as Reported	$127.5	$94.7
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	4.8	3.4
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(13.0)	(17.4)

Pro Forma Net Income	$119.3	$80.7

Earnings Per Share as Reported:
Basic	$.58	$.43
Diluted	.57	.42
Pro Forma Earnings Per Share:
Basic	$.54	$.36
Diluted	.53	.36

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on March 31, 2004, $2.5 billion on December 31, 2003 and $2.7 billion on March 31, 2003. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, totaled $4.2 million at March 31, 2004.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $92.4 billion at March 31, 2004, $74.0 billion at December 31, 2003 and $50.8 billion at March 31, 2003. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at March 31, 2004, December 31, 2003 or March 31, 2003, related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank) in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit makes claims, inter alia, for breach of fiduciary duty to the plan participants, and seeks equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continue to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. The Corporation and the Bank will continue to defend this action vigorously. In June 2003, after conducting an extensive investigation, which included the Bank and NTRC, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. In another matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. The Corporation and the Bank will defend these actions vigorously. Based upon the information developed to date and recognizing that the outcome of complex litigation and related matters is uncertain, management believes that these matters will be resolved without material impact on the Corporation’s consolidated financial position or results of operations.

14. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $10.1 billion on March 31, 2004, $10.1 billion on December 31, 2003 and $8.5 billion on March 31, 2003. Included in the March 2004 pledged assets were securities available for sale of $1.4 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Notes to Consolidated Financial Statements (continued)

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2004, December 31, 2003 and March 31, 2003 was $693.9 million, $407.2 million and $354.2 million, respectively. The fair value of repledged collateral as of March 31, 2004, December 31, 2003 and March 31, 2003 was $50.5 million, $50.4 million and $8.0 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

15. Business Units - The table on page 23, reflecting the earnings contribution of Northern Trust’s business units for the first quarter ended March 31, 2004, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis was $.57 for the first quarter, an increase of 36% from $.42 per share earned a year ago. Net income increased 35% to $127.5 million from $94.7 million earned in the first quarter of last year. This performance produced an annualized return on average common equity (ROE) of 16.74% versus 13.32% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.30% versus 1.03% in 2003.

As a result of its disposition in June 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for the first quarter and the prior period presented are shown as discontinued operations in Northern Trust’s consolidated statement of income.

Revenues from continuing operations of $578.2 million were up 14% from $509.1 million in last year’s first quarter, while expenses from continuing operations rose 8%. The quarterly performance was driven by record trust fees, increased foreign exchange trading profits and continued improvement in credit quality.

Noninterest Income

Noninterest income from continuing operations totaled $426.5 million for the quarter, up 20% from $355.6 million reported last year, and accounted for 74% of total taxable equivalent revenue. Trust fees were $327.9 million in the quarter, up 17% compared with $280.6 million in the first quarter of last year and represented 57% of total taxable equivalent revenue. The increase in trust fees resulted primarily from improved equity markets and net new business. The components of noninterest income for the first quarters of 2004 and 2003 are listed in the following table:

Noninterest Income	First Quarter Ended March 31
(In Millions)	2004	2003
Trust Fees	$327.9	$280.6
Foreign Exchange Trading Profits	41.4	20.7
Treasury Management Fees	23.0	24.0
Security Commissions and Trading Income	14.5	12.8
Other Operating Income	19.7	17.5

Total Noninterest Income	$426.5	$355.6

Assets under administration totaled a record $2.29 trillion at March 31, 2004. This represents an increase in assets under administration of 6% from December 31, 2003 and 44% from March 31, 2003. Assets under management also reached a new high and totaled $520.8 billion compared with $478.6 billion at December 31, 2003 and $365.3 billion at March 31, 2003.

Noninterest Income (continued)

Consolidated Trust Assets Under Administration (In Billions)	March 31, 2004	December 31, 2003	March 31, 2003
Corporate & Institutional	$414.3	$374.3	$278.0
Personal	106.5	104.3	87.3

Total Managed Trust Assets	520.8	478.6	365.3

Corporate & Institutional	1,669.3	1,585.8	1,151.9
Personal	98.3	90.7	68.7

Total Non-Managed Trust Assets	1,767.6	1,676.5	1,220.6

Consolidated Trust Assets Under Administration	$2,288.4	$2,155.1	$1,585.9

Trust fees are generally based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) trust relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust fees.

Trust fees from Personal Financial Services (PFS) in the first quarter increased 12% and totaled $161.6 million compared with $144.4 million a year-ago. The increase in PFS trust fees resulted primarily from improved equity markets and net new business. Revenue growth was broad-based, with all states and the Wealth Management Group reporting year-over-year increases in trust fees. Personal trust assets under administration totaled $204.8 billion at March 31, 2004, compared with $195.0 billion at December 31, 2003 and $156.0 billion at March 31, 2003. Of the total assets under administration, $106.5 billion is managed by Northern Trust compared with $104.3 billion at December 31, 2003 and $87.3 billion one year ago. At March 31, 2004, 50% of personal assets under management were invested in equity securities compared with 39% one year ago. Net new recurring PFS trust business transitioned during the first quarter represents approximately $9 million in annualized fees.

Trust fees from C&IS in the quarter were up 22% to $166.3 million from $136.2 million in the year-ago quarter reflecting strong growth in all products and services, improved equity markets and net new business. Custody fees increased 23% to $65.3 million for the quarter, reflecting strong growth in global custody revenues, while fees from asset management grew 20% to $58.1 million. Securities lending fees totaled $27.9 million compared with $21.9 million in last year’s first quarter, reflecting higher volumes, partially offset by lower spreads earned on the investment of collateral.

Noninterest Income (continued)

C&IS assets under administration totaled $2.08 trillion at March 31, 2004 compared with $1.96 trillion at December 31, 2003 and $1.43 trillion at March 31, 2003. C&IS assets under management totaled $414.3 billion compared with $374.3 billion at December 31, 2003 and $278.0 billion at March 31, 2003. Assets under administration include $823.9 billion of global custody assets, an increase of 73% compared with $476.0 billion one year ago. At March 31, 2004, approximately 38% of assets under management were invested in equity securities compared with 35% one year ago. Net new recurring C&IS trust business transitioned during the first quarter represents approximately $18 million in annualized fees.

Foreign exchange trading profits were $41.4 million in the quarter compared with $20.7 million in the first quarter of last year. The improvement reflects increased volatility in major currencies throughout the quarter, including the euro and pound sterling and, toward quarter-end, the yen. In addition, a stronger economic climate versus the year-earlier period contributed to increased client activity. In the prior year, investment manager activity was negatively impacted by uncertainty leading up to the March 2003 invasion of Iraq. Treasury management fees in the quarter were $23.0 million compared with $24.0 million in the same quarter last year. Revenues from security commissions and trading income were $14.5 million, up 13% from the prior year. Other operating income, the components of which are listed below, was $19.7 million for the first quarter compared with $17.5 million in the same period last year.

Other Operating Income	First Quarter Ended March 31
(In Millions)	2004	2003
Loan Service Fees	$5.7	$6.2
Banking Service Fees	2.4	2.3
Other Income	11.6	9.0

Total Other Operating Income	$19.7	$17.5

Net Interest Income

Net interest income for the quarter totaled $138.5 million, 2% lower than the $140.7 million reported in the first quarter of 2003. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $151.7 million compared with $153.5 million reported in the prior year quarter. The net interest margin decreased to 1.73% from 1.87% in the prior year due primarily to a decline in the average yield of the residential mortgage loan portfolio attributable to the prior year refinancing activity. Total average earning assets of $35.2 billion were 6% higher than a year ago with the increase concentrated in securities and money market assets. Securities increased 9% and averaged $8.0 billion with the increase concentrated primarily in short-term U.S. agency securities. Average money market assets increased 18% to $9.9 billion while average loans declined 2% to $17.3 billion.

Net Interest Income (continued)

Average domestic loans outstanding during the quarter, at $16.8 billion, were 2% below the $17.2 billion in the first quarter of last year, while average international loans increased $81 million from a year ago to $444 million. Residential mortgages averaged $7.9 billion in the quarter, up 2% from the prior year’s first quarter and represented 46% of the total average loan portfolio. Commercial and industrial loans averaged $3.4 billion, down 15% from $4.0 billion last year, while personal loans increased 4% to average $2.5 billion compared with $2.4 billion in last year’s first quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $20.5 billion, up 11% from the first quarter of 2003. Foreign office time deposits increased $1.9 billion as a result of global custody activity, while retail deposit levels increased $273 million due primarily to higher balances in money market deposit accounts, offset in part by a reduction in savings certificates and nonpersonal time deposits. Other interest-related funds averaged $8.8 billion in the quarter compared with $9.4 billion in last year’s first quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds used to fund earning assets increased 6% from the prior year, averaging $5.8 billion.

Provision for Credit Losses

The reserve for credit losses was reduced by $5.7 million in the quarter reflecting a negative provision for credit losses of $5.0 million and net charge-offs of $.7 million. Last year the provision was $5.0 million and net charge-offs totaled $3.4 million. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 26.

Noninterest Expenses

Noninterest expenses from continuing operations totaled $377.5 million for the quarter, up 8% from $349.5 million in the year-ago quarter. The components of noninterest expenses and a discussion of significant changes in balances during 2004 are provided below.

Noninterest Expenses	First Quarter Ended March 31
(In Millions)	2004	2003
Compensation	$165.4	$158.3
Employee Benefits	38.4	34.2
Occupancy Expense	30.7	28.0
Equipment Expense	20.1	22.4
Other Operating Expenses	122.9	106.6

Total Noninterest Expenses	$377.5	$349.5

Noninterest Expenses (continued)

Compensation and employee benefit expenses totaled $203.8 million compared with $192.5 million last year. These expenses reflect annual salary increases, higher incentive compensation and increased pension and medical plan costs. These increases were partially offset by lower staffing levels. Staff on a full-time equivalent basis at March 31, 2004 totaled 7,994 compared with 8,683 a year ago. Staffing level declines were the result of the elimination of positions resulting from Northern Trust’s previously disclosed strategic business review, offset in part by increases relating to staffing for new offices, and other strategic initiatives.

Net occupancy expense totaled $30.7 million, up 10% from $28.0 million in the first quarter of 2003. The current quarter included $1.2 million in charges associated with revisions made to the estimated cost of reducing required office space. The remainder of the increase in occupancy expense was due primarily to higher net rental costs and building maintenance, partially offset by real estate tax refunds.

Equipment expense, comprised of depreciation, rental and maintenance costs totaled $20.1 million, down 10% from $22.4 million reported in the first quarter of 2003. The decrease was concentrated primarily in maintenance of computer hardware, data line lease costs and lower depreciation of computer hardware and personal computers.

Other operating expenses in the quarter totaled $122.9 million compared with $106.6 million last year. The increase reflects expenses associated with operating risks related to servicing and managing financial assets, investments in technology that increased software amortization, higher insurance premiums and fees for global custody and asset management sub-advisor services. The first of these categories included an $11.6 million loss from securities processing activities related to a stock conversion offer that was not processed on a timely basis. These increases were partially offset by lower expenses from strategic initiatives implemented in 2003 to reduce operating costs. The components of other operating expenses were as follows:

Other Operating Expenses	First Quarter Ended March 31
(In Millions)	2004	2003
Outside Services Purchased	$52.4	$47.8
Software Amortization and Other Costs	26.5	25.5
Business Promotion	10.4	11.6
Other Intangibles Amortization	2.4	2.3
Other Expenses	31.2	19.4

Total Other Operating Expenses	$122.9	$106.6

Provision for Income Taxes

The provision for income taxes from continuing operations was $65.3 million for the first quarter compared with $45.2 million in the year-ago quarter. The higher tax provision in 2004 primarily reflects the impact of higher earnings. The effective income tax rate for the quarter was 33.9% compared with 31.9% in the first quarter of 2003. The increase in the Corporation’s effective income tax rate for the first quarter of 2004 is primarily attributable to the decrease in the Corporation’s federally tax-exempt income as a percentage of total income.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the first quarter ended March 31, 2004 and 2003.

Results of Operations First Quarter	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2004	2003	2004	2003	2004	2003	2004	2003
Noninterest Income
Trust Fees	$166.3	$136.2	$161.6	$144.4	$—	$—	$327.9	$280.6
Other	72.2	51.2	24.3	23.3	2.1	.5	98.6	75.0
Net Interest Income *	41.4	39.7	109.6	109.4	.7	4.4	151.7	153.5
Provision for Credit Losses	(4.7)	(2.6)	(.3)	7.6	—	—	(5.0)	5.0
Noninterest Expenses	178.0	162.0	185.2	181.1	14.3	6.4	377.5	349.5

Income before Income Taxes*	106.6	67.7	110.6	88.4	(11.5)	(1.5)	205.7	154.6
Provision for Income Taxes*	41.5	26.5	42.9	34.6	(5.9)	(3.1)	78.5	58.0

Income from Continuing Operations	$65.1	$41.2	$67.7	$53.8	$(5.6)	$1.6	$127.2	$96.6

Income (Loss) from Discontinued Operations	.3	(1.9)	—	—	—	—	.3	(1.9)

Net Income	$65.4	$39.3	$67.7	$53.8	$(5.6)	$1.6	$127.5	$94.7

Percentage of Net Income Contribution	51%	41%	53%	57%	(4)%	2%	100%	100%

Average Assets	$19,839.0	$16,302.9	$15,984.6	$15,918.5	$3,699.4	$5,240.1	$39,523.0	$37,461.5

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.2 million for 2004 and $12.8 million for 2003.

Note: Certain reclassifications have been made to 2003 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the first quarter totaled $65.4 million, up 66% from $39.3 million reported in 2003. Included in the above are the operating results of NTRC that have been reclassified and shown as discontinued operations for all periods presented. NTRC reported net income of $.3 million in the current quarter compared with a net loss of $1.9 million in the first quarter of 2003. Noninterest income from continuing operations was $238.5 million, up 27% from $187.4 million in last year’s first quarter. Trust fees in the quarter were up 22% to $166.3 million from $136.2 million in the year-ago quarter reflecting strong growth in all products and services, improved equity markets and net new business. Custody fees increased 23% to $65.3 million for the quarter, reflecting strong growth in global custody revenues, while fees from asset management grew 20% to $58.1 million. Securities lending fees totaled $27.9 million compared with $21.9 million in last year’s first quarter, reflecting higher volumes, partially offset by lower spreads earned on the investment of collateral.

Corporate and Institutional Services (continued)

Other noninterest income was $72.2 million, up 41% from last year’s first quarter, primarily the result of higher foreign exchange trading profits resulting from continued volatility in the currency markets and increased client activity.

Net interest income stated on a FTE basis was $41.4 million, up 4% from $39.7 million in last year’s first quarter. Net interest income was positively impacted by a $2.9 billion or 20% increase in average earning assets. The increase was concentrated in short-term money market assets, offset in part by a $429 million reduction in average loans outstanding. The net interest margin fell to .97% for the current quarter from 1.13% in last year’s first quarter. Both the net interest spread and margin were negatively impacted by the increase in lower-rate money market assets and a decline in the earnings capacity of noninterest-related funds due to lower interest rates.

The negative $4.7 million provision for credit losses in the current quarter resulted from improved credit quality brought about by cash payments received on lower-rated loans that require higher reserve levels. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 10% and totaled $178.0 million for the first quarter. The expense increase was primarily the result of the $11.6 million loss from security processing activities related to a stock conversion offer, in addition to increased compensation expense resulting from higher performance-based pay.

Personal Financial Services

PFS net income for the quarter was $67.7 million, 26% higher than the $53.8 million reported a year ago. Trust fees increased 12% and totaled $161.6 million in the current quarter compared with $144.4 million last year. The increase in PFS trust fees resulted primarily from improved equity markets and net new business. Revenue growth was broad-based, with all states and our Wealth Management Group reporting year-over-year increases in trust fees. Other operating income totaled $24.3 million compared with $23.3 million in the prior year quarter.

Net interest income stated on a FTE basis, was $109.6 million in the quarter compared with $109.4 million in the prior year’s first quarter. The results reflect a 2% increase in average loans, offset by a slight decrease in the net interest margin from 2.92% last year to 2.90% in the current quarter.

The negative $.3 million provision for credit losses, down from $7.6 million last year, is due primarily to the improved credit quality of certain commercial loans. Total noninterest expenses of PFS, which include both the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased slightly to $185.2 million in the quarter from $181.1 million in last year’s first quarter. Higher costs for legal and consulting services, increased occupancy expense resulting from the remodeling and expansion of existing locations, and higher allocations for product and operations support contributed to the overall increase in operating expenses.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the first quarter was $.7 million compared with $4.4 million in the year-ago quarter. The decline in net interest income resulted from the decrease in the net interest margin, due in large part to the continued decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity over the past year. Noninterest expenses totaled $14.3 million for the quarter compared with $6.4 million in the year-ago period. The increase reflects costs associated with vacant office space and higher corporate-based executive level compensation plan expenses.

BALANCE SHEET

Total assets at March 31, 2004 were $40.2 billion and averaged $39.5 billion for the first quarter, compared with last year’s average of $37.5 billion. Loans and leases totaled $17.1 billion at March 31, 2004 and averaged $17.3 billion for the first quarter, compared with $18.0 billion at March 31, 2003 and $17.6 billion for the first quarter of last year. Securities totaled $8.6 billion at March 31, 2004 and averaged $8.0 billion for the quarter, compared with $7.6 billion at March 31, 2003 and $7.4 billion on average last year. Money market assets totaled $10.4 billion at March 31, 2004 and averaged $9.9 billion in the first quarter, up 18% from the year-ago quarter.

Common stockholders’ equity increased to $3.1 billion at March 31, 2004 and averaged $3.1 billion for the quarter, up 7% from last year’s first quarter average. The increase primarily reflects the retention of earnings offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 938,989 shares at a cost of $45.5 million. An additional 9.3 million shares are authorized for purchase after March 31, 2004 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at 11.2% for tier 1 capital and 14.1% for total capital at March 31, 2004. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to first quarter average assets) of 8.0% at March 31, 2004, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at March 31, 2004 were 9.0% for tier 1 capital, 12.5% for total capital and 6.3% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 11.1% or higher for tier 1 capital, 11.6% or higher for total risk-based capital, and 8.2% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at March 31, 2004 totaled $72.1 million, compared with $80.3 million at December 31, 2003 and $93.6 million at March 31, 2003. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $71.6 million, or .43% of total domestic loans and leases at March 31, 2004, of which $40.5 million relates to two commercial clients that have exposure to asbestos-related claims. At December 31, 2003 and March 31, 2003, domestic nonaccrual loans and leases totaled $80.0 million and $92.4 million, respectively. The $8.4 million decrease in nonperforming loans during the quarter is the result of an additional $2.5 million in loans classified as nonaccrual, offset by $4.1 million in charge-offs and $6.8 million in net loan repayments.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans

(In Millions)	March 31, 2004	December 31, 2003	March 31, 2003
Nonaccrual Loans
Domestic
Residential Real Estate	$4.0	$4.5	$4.4
Commercial	67.4	75.3	86.9
Commercial Real Estate	.1	.1	.5
Personal	.1	.1	.6
International	—	—	—

Total Nonaccrual Loans	71.6	80.0	92.4
Other Real Estate Owned	.5	.3	1.2

Total Nonperforming Assets	$72.1	$80.3	$93.6

Total 90 Day Past Due Loans (still accruing)	$14.1	$21.0	$19.5

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

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three-month periods ended March 31, 2004 and March 31, 2003 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at March 31, 2004, December 31, 2003 and March 31, 2003.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	March 31, 2004		December 31, 2003		March 31, 2003
($ in millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$33.5	—%	$37.0	—%	$33.5	—%

Allocated Inherent Reserve
Residential Real Estate	12.0	46	11.9	45	11.5	43
Commercial	54.9	19	60.9	19	80.1	23
Commercial Real Estate	16.9	7	16.8	7	15.6	7
Personal	5.1	15	5.2	15	4.5	13
Other	—	3	—	4	—	3
Lease Financing	4.3	7	4.3	7	4.8	7
International	1.6	3	1.6	3	.9	4

Total Allocated Inherent Reserve	$94.8	100%	$100.7	100%	$117.4	100%

Unallocated Inherent Reserve	23.2	—	19.5	—	19.2	—

Total Reserve	$151.5	100%	$157.2	100%	$170.1	100%

Reserve Assigned to:
Loans and Leases	$143.4		$149.2		$162.4
Unfunded Commitments and Standby Letters of Credit	8.1		8.0		7.7

Total Reserve	$151.5		$157.2		$170.1

Specific Reserve. At March 31, 2004, the specific component of the reserve stood at $33.5 million compared with $37.0 million at December 31, 2003. The $3.5 million decrease in specific reserves from December 31, 2003 is due primarily to principal repayments and the charge-off of a commercial loan, which had been reserved for in a prior period.

Allocated Inherent Reserve. The allocated inherent portion of the reserve totaled $94.8 million at March 31, 2004 compared with $100.7 million at December 31, 2003. This component of the reserve decreased by $5.9 million due primarily to the net reduction in the outstanding balance of lower-rated loans reflecting the receipt of principal repayments.

Provision and Reserve for Credit Losses (continued)

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. Although credit quality and business conditions have shown signs of improvement, there continues to be uncertainty with regard to the breadth of the economic recovery as a result of continued weakness in the labor markets, high energy costs, governmental budget deficits, and the risk of increases in interest rates from current historically low levels. In light of these concerns, the unallocated inherent portion of the reserve was set at $23.2 million at March 31, 2004, compared with $19.5 million at December 31, 2003.

Other Factors. At March 31, 2004, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $184 million (of which $69.1 million was classified as impaired), down $29 million, or 14% from $213 million at December 31, 2003 when $78.7 million was impaired, and down from $270 million at March 31, 2003 when $87.9 million was impaired. The majority of the decrease from December 31, 2003 reflects the receipt of principal repayments and the partial charge-off of an impaired commercial loan.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $151.5 million at March 31, 2004. The reserve of $143.4 million assigned to loans and leases, as a percentage of total loans and leases, was .84% at March 31, 2004, unchanged from December 31, 2003.

Reserves assigned to unfunded loan commitments, standby letters of credit and derivative products, recorded as a liability on the consolidated balance sheet, totaled $8.1 million at March 31, 2004, an increase of $.1 million from December 31, 2003.

Provision. A negative provision of $5.0 million was recorded in the first quarter of 2004 compared with a $5.0 million provision in the prior year quarter. The $10.0 million decrease in the provision resulted from overall continued improvement in the credit quality of the loan portfolio.

MARKET RISK MANAGEMENT

As described in the 2003 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2003.

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors (such as the pace of inflation/deflation and consumer confidence in the securities markets) that affect wealth creation, investment and savings patterns and Northern Trust’s interest rate risk and credit risk exposure;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	Changes in foreign currency exchange rates that, as Northern Trust’s business grows globally, may impact Northern Trust’s level of revenue and expense and net income and the value of its investments in non-U.S. operations;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Factors or conditions that may affect Northern Trust’s liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

•	The effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as a SARS outbreak) or natural disasters;

•	Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	The outcome, and implementation by U.S. and other regulators, of the New Basel Capital Accord being developed by the Basel Committee on Banking Supervision and its effect on the minimum regulatory capital requirements of the Corporation and its subsidiaries;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust’s competition, coupled with changes in the level of investment or reinvestment in those products, services, and targeted markets, and the pricing of those products and services;

•	Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks (including material systems interruptions, human errors or omissions, fraud, and breaches of internal controls), and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using the acquired businesses, completed alliances and preferred provider arrangements to execute its business strategy;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Risks and uncertainties inherent in the regulatory and litigation process (including risks associated with pending and threatened legal actions and proceedings and the potential effects of adverse publicity arising from the failure or perceived failure to comply with legal and regulatory requirements) that are evaluated within the context of current judicial decisions and legislative and regulatory interpretations, and with respect to which a trier of fact, either a judge or jury, could decide a case contrary to Northern Trust’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change or modify existing law on a particular issue.

Some of these risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational and Fiduciary Risk Management” in the 2003 Annual Report to Stockholders (pages 46-56) and in the sections of “Item 1—Business” of the 2003 Annual Report on Form 10-K captioned “Government Policies,” “Competition” and “Regulation and Supervision” (pages 7-14). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	First Quarter
(Interest and rate on a fully taxable equivalent basis)	2004			2003
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$2.4	$872.4	1.13%	$1.9	$589.2	1.32%
Time Deposits with Banks	46.0	8,974.5	2.06	43.0	7,669.6	2.27
Other Interest-Bearing	.1	40.7	.58	.3	100.9	1.28

Total Money Market Assets	48.5	9,887.6	1.97	45.2	8,359.7	2.19

Securities
U.S. Government	.3	103.1	1.26	.6	103.3	2.47
Obligations of States and Political Subdivisions	15.9	886.2	7.17	15.0	809.8	7.43
Federal Agency	20.0	6,333.6	1.27	21.7	5,777.7	1.52
Other	7.2	712.6	4.08	6.8	692.8	4.01
Trading Account	—	3.8	3.21	.1	6.6	4.71

Total Securities	43.4	8,039.3	2.17	44.2	7,390.2	2.42

Loans and Leases	175.7	17,253.5	4.10	198.0	17,567.3	4.57

Total Earning Assets	$267.6	35,180.4	3.06%	$287.4	33,317.2	3.50%

Reserve for Credit Losses Assigned to Loans	—	(152.3)	—	—	(161.8)	—
Cash and Due from Banks	—	1,628.4	—	—	1,631.0	—
Other Assets	—	2,866.5	—	—	2,675.1	—

Total Assets	—	$39,523.0	—	—	$37,461.5	—

Average Source of Funds
Deposits
Savings and Money Market	$11.7	$7,132.6	.66%	$13.7	$6,575.3	.84%
Savings Certificates	9.1	1,517.9	2.40	12.9	1,802.7	2.91
Other Time	1.0	277.0	1.47	1.7	354.7	1.97
Foreign Offices Time	35.6	11,556.0	1.24	35.0	9,672.4	1.47

Total Deposits	57.4	20,483.5	1.13	63.3	18,405.1	1.39
Federal Funds Purchased	8.1	3,482.4	.93	11.6	3,936.5	1.20
Securities Sold under Agreements to Repurchase	3.9	1,685.3	.92	4.4	1,498.2	1.19
Commercial Paper	.4	143.1	1.05	.4	136.1	1.32
Other Borrowings	26.1	2,054.1	5.11	30.4	2,218.1	5.56
Senior Notes	5.1	350.0	5.89	7.8	450.0	6.92
Long-Term Debt	13.7	864.6	6.36	14.6	903.4	6.48
Floating Rate Capital Debt	1.2	276.2	1.67	1.4	267.8	2.04

Total Interest-Related Funds	115.9	29,339.2	1.59	133.9	27,815.2	1.95

Interest Rate Spread	—	—	1.47%	—	—	1.55%
Noninterest-Bearing Deposits	—	5,228.8	—	—	5,046.9	—
Other Liabilities	—	1,892.5	—	—	1,607.7	—
Stockholders’ Equity	—	3,062.5	—	—	2,991.7	—

Total Liabilities and Stockholders’ Equity	—	$39,523.0	—	—	$37,461.5	—

Net Interest Income/Margin (FTE Adjusted)	$151.7	—	1.73%	$153.5	—	1.87%

Net Interest Income/Margin (Unadjusted)	$138.5	—	1.58%	$140.7	—	1.71%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	First Quarter 2004/2003
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$6.8	$(26.6)	$(19.8)
Interest-Related Funds	—	(18.0)	(18.0)

Net Interest Income (FTE)	$6.8	$(8.6)	$(1.8)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 29 of this document.

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Further, there have been no changes in the Corporation’s internal controls during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2(e). Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2004	100,313	$48.8231	100,313
February 2004	692,676	48.1724	692,676
March 2004	146,000	49.4938	146,000
First Quarter	938,989	48.4474	938,989	9,256,514

(1)	The numbers include shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program announced, April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Northern Trust Corporation was held on April 20, 2004 for the purposes of (i) electing thirteen Directors to hold office until the next annual meeting of stockholders and (ii) ratifying the appointment of independent public accountants for the year 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees. All of management’s nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the Corporation’s Proxy Statement, votes withheld from some (but less than all) of the nominees were distributed by the proxies among nominees with respect to whom authority was not withheld. There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD
Duane L. Burnham	192,164,889	5,361,647
Dolores E. Cross	200,194,743	5,361,647
Susan Crown	194,262,966	5,361,647
Robert S. Hamada	197,283,547	5,361,647
Robert A. Helman	144,701,525	5,361,647
Dipak C. Jain	199,014,229	5,361,647
Arthur L. Kelly	191,285,459	5,361,647
Robert C. McCormack	200,267,173	5,361,647
Edward J. Mooney	194,306,512	5,361,647
William A. Osborn	198,306,838	5,361,647
John W. Rowe	199,040,285	5,361,647
Harold B. Smith	193,633,233	5,361,647
William D. Smithburg	187,830,014	5,361,647

Item 4. Submission of Matters to a Vote of Security Holders (continued).

The appointment of KPMG LLP as independent public accountants of the Corporation for the year 2004 (the “Appointment”) was ratified. 192,612,538 votes were cast in favor of the resolution to ratify the Appointment, 2,937,332 votes were cast against it, 1,526,501 shares abstained from voting on the resolution, and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(3)	Articles of Incorporation and By-laws:

(i)	Amendment to By-laws and By-laws as amended to date

(10)	Material Contracts

(i)	Amendment dated February 17, 2004 to the Northern Trust Corporation 2002 Stock Plan

(ii)	Amendment Number Ten dated March 29, 2004 to the Northern Trust Employee Stock Ownership Plan as amended and restated as of January 1, 2002

(iii)	Third Amendment dated March 25, 2004 to the Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999

(iv)	Fourth Amendment dated March 25, 2004 to the Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999

(v)	Fifth Amendment dated March 25, 2004 to the Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999

(vi)	First Amendment dated March 25, 2004 to the Northern Trust Corporation Severance Plan

(vii)	Second Amendment dated March 25, 2004 to the Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K (continued)

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 20, 2004.

(b) Reports on Form 8-K

In a report on Form 8-K furnished to the Securities and Exchange Commission on January 21, 2004, Northern Trust Corporation incorporated in Item 12 by reference its January 21, 2004 press release, reporting on its earnings for the fourth quarter of 2003 and its 2003 fiscal year. The press release, with summary financial information, was included pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: May 3, 2004	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: May 3, 2004	By:	/s/ Harry W. Short
Harry W. Short
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws:

	(i)	Amendment to By-laws and By-laws as amended to date

(10)	Material Contracts

	(i)	Amendment dated February 17, 2004 to the Northern Trust Corporation 2002 Stock Plan

	(ii)	Amendment Number Ten dated March 29, 2004 to the Northern Trust Employee Stock Ownership Plan as amended and restated as of January 1, 2002

	(iii)	Third Amendment dated March 25, 2004 to the Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999

	(iv)	Fourth Amendment dated March 25, 2004 to the Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999

	(v)	Fifth Amendment dated March 25, 2004 to the Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999

	(vi)	First Amendment dated March 25, 2004 to the Northern Trust Corporation Severance Plan

	(vii)	Second Amendment dated March 25, 2004 to the Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (continued)

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

	(i)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 20, 2004.