Form 10-Q
period 2004-06-30
NORTHERN TRUST CORP
filed 2004-07-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

219,816,222 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2004)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Per Share Information)	June 30 2004	December 31 2003	June 30 2003
Assets
Cash and Due from Banks	$1,972.8	$1,595.9	$2,340.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,349.8	754.6	464.8
Time Deposits with Banks	11,228.2	8,767.7	7,981.6
Other Interest-Bearing	29.2	42.8	121.7
Securities
Available for Sale	7,715.3	8,422.4	6,789.2
Held to Maturity (Fair value - $1,115.4 at June 2004, $1,081.6 at December 2003, $1,056.6 at June 2003)	1,105.1	1,041.5	1,000.2
Trading Account	3.3	7.4	10.7

Total Securities	8,823.7	9,471.3	7,800.1

Loans and Leases
Commercial and Other	9,592.1	9,838.5	10,145.6
Residential Mortgages	7,980.7	7,975.3	7,810.6

Total Loans and Leases (Net of unearned income - $426.2 at June 2004, $435.7 at December 2003, $400.2 at June 2003)	17,572.8	17,813.8	17,956.2

Reserve for Credit Losses Assigned to Loans and Leases	(141.9)	(149.2)	(165.2)
Buildings and Equipment	480.2	498.3	508.9
Customers’ Acceptance Liability	1.7	11.2	1.3
Trust Security Settlement Receivables	163.9	170.6	176.0
Other Assets	1,798.9	2,473.2	1,885.5

Total Assets	$43,279.3	$41,450.2	$39,071.0

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,618.3	$5,084.1	$4,900.5
Savings and Money Market	7,317.0	7,102.6	6,945.1
Savings Certificates	1,414.3	1,524.5	1,623.9
Other Time	323.2	273.6	305.9
Foreign Offices - Demand	1,257.8	683.2	1,221.2
- Time	12,948.5	11,602.0	10,302.7

Total Deposits	27,879.1	26,270.0	25,299.3
Federal Funds Purchased	2,667.4	2,629.4	2,459.3
Securities Sold Under Agreements to Repurchase	2,539.4	1,827.8	1,940.9
Commercial Paper	145.6	142.3	145.4
Other Borrowings	3,665.9	3,677.0	3,156.8
Senior Notes	350.0	350.0	450.0
Long-Term Debt	864.2	864.7	865.3
Floating Rate Capital Debt	276.2	276.2	267.9
Liability on Acceptances	1.7	11.2	1.3
Other Liabilities	1,711.7	2,346.3	1,538.7

Total Liabilities	40,101.2	38,394.9	36,124.9

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at June 30, 2004, December 31, 2003 and June 30, 2003; Outstanding 219,816,222 shares at June 30, 2004, 220,118,476 shares at December 31, 2003 and 220,779,810 shares at June 30, 2003	379.8	379.8	379.8
Retained Earnings	3,152.5	2,990.7	2,843.4
Accumulated Other Comprehensive Income	(16.3)	(8.9)	4.0
Common Stock Issuable - Stock Incentive Plans	72.6	88.6	99.5
Deferred Compensation	(31.0)	(26.4)	(38.1)
Treasury Stock - (at cost, 8,105,302 shares at June 30, 2004, 7,803,048 shares at December 31, 2003, and 7,141,714 shares at June 30, 2003)	(379.5)	(368.5)	(342.5)

Total Stockholders’ Equity	3,178.1	3,055.3	2,946.1

Total Liabilities and Stockholders’ Equity	$43,279.3	$41,450.2	$39,071.0

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2004	2003	2004	2003
Noninterest Income
Trust Fees	$336.2	$293.9	$664.1	$574.5
Foreign Exchange Trading Profits	47.5	32.8	88.9	53.5
Treasury Management Fees	22.7	24.3	45.7	48.3
Security Commissions and Trading Income	12.9	15.0	27.4	27.8
Other Operating Income	19.2	35.1	38.9	52.6
Investment Security Gains, net	.1	—	.1	—

Total Noninterest Income	438.6	401.1	865.1	756.7

Net Interest Income
Interest Income	257.3	270.2	511.7	544.8
Interest Expense	124.3	133.2	240.2	267.1

Net Interest Income	133.0	137.0	271.5	277.7
Provision for Credit Losses	—	7.5	(5.0)	12.5

Net Interest Income after Provision for Credit Losses	133.0	129.5	276.5	265.2

Noninterest Expenses
Compensation	166.8	177.4	332.2	335.7
Employee Benefits	42.9	34.3	81.3	68.5
Occupancy Expense	31.0	45.2	61.7	73.2
Equipment Expense	20.4	22.7	40.5	45.1
Other Operating Expenses	116.1	132.9	239.0	239.5

Total Noninterest Expenses	377.2	412.5	754.7	762.0

Income from Continuing Operations before Income Taxes	194.4	118.1	386.9	259.9
Provision for Income Taxes	63.6	36.7	128.9	81.9

Income from Continuing Operations	130.8	81.4	258.0	178.0

Discontinued Operations
Income (Loss) from Discontinued Operations of NTRC	—	(4.1)	.5	(7.1)
Loss on Disposal of NTRC	—	(20.2)	—	(20.2)
Income Tax Benefit (Expense)	—	9.5	(.2)	10.6

Income (Loss) from Discontinued Operations	—	(14.8)	.3	(16.7)

Net Income	$130.8	$66.6	$258.3	$161.3

Net Income Applicable to Common Stock	$130.8	$66.3	$258.3	$160.6

Per Common Share
Income from Continuing Operations
- Basic	$.60	$.37	$1.17	$.80
- Diluted	.59	.36	1.15	.79
Net Income
- Basic	$.60	$.30	$1.17	$.73
- Diluted	.59	.30	1.15	.72

Cash Dividends Declared	.19	.17	.38	.34

Average Number of Common Shares Outstanding - Basic	219,826,748	220,297,456	219,964,790	220,335,449
- Diluted	223,350,239	223,846,394	223,867,309	223,642,091

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2004	2003	2004	2003
Net Income	$130.8	$66.6	$258.3	$161.3
Other Comprehensive Income (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(5.0)	.1	(5.1)	—
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.8	(.8)	(1.5)	(3.4)
Foreign Currency Translation Adjustments	(.4)	—	(.8)	.3

Other Comprehensive Income	(4.6)	(.7)	(7.4)	(3.1)

Comprehensive Income	$126.2	$65.9	$250.9	$158.2

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Six Months Ended June 30
($ In Millions)	2004	2003
Preferred Stock
Balance at January 1	$—	$120.0
Series C Redeemed	—	(60.0)
Series D Redeemed	—	(60.0)

Balance at June 30	—	—

Common Stock
Balance at January 1 and June 30	379.8	379.8

Retained Earnings
Balance at January 1	2,990.7	2,775.3
Net Income	258.3	161.3
Dividends Declared - Common Stock	(83.6)	(75.0)
Dividends Declared - Preferred Stock	—	(.6)
Stock Issued - Incentive Plan and Awards	(12.9)	(17.6)

Balance at June 30	3,152.5	2,843.4

Accumulated Other Comprehensive Income
Balance at January 1	(8.9)	7.1
Other Comprehensive Income (Loss)	(7.4)	(3.1)

Balance at June 30	(16.3)	4.0

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	88.6	118.2
Stock Issuable, net of Stock Issued	(16.0)	(18.7)

Balance at June 30	72.6	99.5

Deferred Compensation
Balance at January 1	(26.4)	(40.2)
Compensation Deferred	(11.4)	(7.9)
Compensation Amortized	6.8	10.0

Balance at June 30	(31.0)	(38.1)

Treasury Stock
Balance at January 1	(368.5)	(360.4)
Stock Options and Awards	70.8	52.3
Stock Purchased	(81.8)	(34.4)

Balance at June 30	(379.5)	(342.5)

Total Stockholders’ Equity at June 30	$3,178.1	$2,946.1

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
($ In Millions)	2004	2003
Cash Flows from Operating Activities:
Net Income	$258.3	$161.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(5.0)	12.5
Depreciation on Buildings and Equipment	40.2	41.2
Increase in Receivables	(38.4)	(6.7)
Increase (Decrease) in Interest Payable	.4	(1.3)
Amortization and Accretion of Securities and Unearned Income	(33.2)	(26.3)
Amortization of Severance Costs Relating to Staff Reductions, net	(3.8)	22.3
Amortization of Reserve for Reduction in Office Space Leased and Owned, net	(.1)	16.1
Loss on Sale of NTRC Assets	—	20.2
Gain on Sale of Higgins Road Branch Assets	—	(17.8)
Amortization and Retirement of Computer Software	40.9	49.8
Amortization of Other Intangibles	4.9	5.1
Net (Increase) Decrease in Trading Account Securities	4.1	(3.0)
Other Operating Activities, net	97.6	(89.8)

Net Cash Provided by Operating Activities	365.9	183.6

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(595.2)	500.0
Net (Increase) Decrease in Time Deposits with Banks	(2,460.5)	286.6
Net (Increase) Decrease in Other Interest-Bearing Assets	13.6	(22.4)
Purchases of Securities-Held to Maturity	(107.9)	(144.5)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	43.0	36.1
Purchases of Securities-Available for Sale	(6,986.3)	(11,432.6)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	7,538.8	10,343.9
Net Decrease in Loans and Leases	245.9	94.5
Purchases of Buildings and Equipment	(23.9)	(49.2)
Purchases and Development of Computer Software	(40.4)	(63.1)
Net Decrease in Trust Security Settlement Receivables	6.7	432.5
Decrease in Cash Due to Acquisitions	(3.7)	(125.4)
Proceeds from Sale of Subsidiary and Branch Assets	—	35.4
Other Investing Activities, net	190.5	(49.0)

Net Cash Used in Investing Activities	(2,179.4)	(157.2)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	1,609.1	(762.8)
Net Increase in Federal Funds Purchased	38.0	786.8
Net Increase in Securities Sold under Agreements to Repurchase	711.6	376.9
Net Increase in Commercial Paper	3.3	1.8
Net Decrease in Short-Term Other Borrowings	(4.5)	(569.2)
Proceeds from Term Federal Funds Purchased	9.0	3,208.2
Repayments of Term Federal Funds Purchased	(15.6)	(3,223.2)
Proceeds from Senior Notes & Long-Term Debt	—	200.0
Repayments of Senior Notes & Long-Term Debt	(.5)	(100.5)
Treasury Stock Purchased	(79.2)	(33.1)
Net Proceeds from Stock Options	21.1	5.6
Cash Dividends Paid on Common Stock	(83.6)	(75.0)
Cash Dividends Paid on Preferred Stock	—	(.8)
Redemption of Preferred Stock	—	(120.0)
Other Financing Activities, net	(18.3)	(53.2)

Net Cash Provided by (Used in) Financing Activities	2,190.4	(358.5)

Increase (Decrease) in Cash and Due from Banks	376.9	(332.1)
Cash and Due from Banks at Beginning of Year	1,595.9	2,672.2

Cash and Due from Banks at End of Period	$1,972.8	$2,340.1

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$239.8	$268.3
Income Taxes Paid	98.9	41.7

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of June 30, 2004 and 2003, have not been audited by the Corporation’s independent public accountants. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. As discussed in Note 3 of this Report, as a result of its disposition on June 15, 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for all periods presented have been shown as discontinued operations in the consolidated statement of income. Certain other reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

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

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the SEC Staff’s view that the fair value of recorded loan commitments that are required to follow derivative accounting under FASB Statement No. 133, should not consider the expected future cash flows related to the associated servicing of the loan. SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not, and is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

In May 2004, the FASB issued Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The disclosures required by this statement are included in Note 11.

3. Discontinued Operations - On June 15, 2003, Northern Trust completed the sale of substantially all of the assets of NTRC. NTRC provided defined benefit, defined contribution and retiree health and welfare administrative services, including recordkeeping and customer service, and also provided retirement consulting and actuarial services, including plan design and communication. The operating results of the NTRC business for the current and all prior periods presented, including the loss on its disposition, are reflected as discontinued operations in the Corporation’s consolidated statement of income and in the results of operations in the C&IS business unit.

The sale of NTRC assets resulted in a pre-tax net loss of $20.2 million in the second quarter of 2003, principally reflecting the write-off of unamortized technology investments, lease exit costs, and severance benefits.

In the six months ended June 30, 2004, pre-tax income from discontinued operations of $.5 million was recorded primarily as a result of a change in the original estimates used to calculate the loss on the disposal of certain assets that were not transferred in the sale.

4. Securities - The following table summarizes the book and fair values of securities.

	June 30, 2004		December 31, 2003		June 30, 2003
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity
U.S. Government	$.5	$.5	$—	$—	$—	$—
Obligations of States and Political Subdivisions	903.5	919.9	851.2	896.3	843.3	904.3
Federal Agency	9.3	9.2	10.2	10.2	8.8	8.9
Other	191.8	185.8	180.1	175.1	148.1	143.4

Subtotal	1,105.1	1,115.4	1,041.5	1,081.6	1,000.2	1,056.6

Available for Sale
U.S. Government	52.1	52.1	103.3	103.3	104.5	104.5
Obligations of States and Political Subdivisions	32.2	32.2	33.0	33.0	34.0	34.0
Federal Agency	6,795.2	6,795.2	7,756.2	7,756.2	6,144.4	6,144.4
Preferred Stock	73.6	73.6	79.1	79.1	80.8	80.8
Other	762.2	762.2	450.8	450.8	425.5	425.5

Subtotal	7,715.3	7,715.3	8,422.4	8,422.4	6,789.2	6,789.2

Trading Account	3.3	3.3	7.4	7.4	10.7	10.7

Total Securities	$8,823.7	$8,834.0	$9,471.3	$9,511.4	$7,800.1	$7,856.5

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	June 30, 2004
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$.5	$—	$—	$.5
Obligations of States and Political Subdivisions	903.5	26.1	9.7	919.9
Federal Agency	9.3	.1	.2	9.2
Other	191.8	—	6.0	185.8

Total	$1,105.1	$26.2	$15.9	$1,115.4

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	June 30, 2004
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$52.2	$—	$.1	$52.1
Obligations of States and Political Subdivisions	30.6	1.6	—	32.2
Federal Agency	6,791.7	6.0	2.5	6,795.2
Preferred Stock	73.6	—	—	73.6
Other	762.0	.4	.2	762.2

Total	$7,710.1	$8.0	$2.8	$7,715.3

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2004	December 31, 2003	June 30, 2003
Domestic
Residential Real Estate	$7,980.7	$7,975.3	$7,810.6
Commercial	3,279.8	3,405.3	3,859.7
Broker	28.9	7.0	7.0
Commercial Real Estate	1,275.0	1,297.1	1,247.5
Personal	2,566.2	2,699.9	2,482.8
Other	669.7	743.9	695.9
Lease Financing	1,211.6	1,228.0	1,248.8

Total Domestic	17,011.9	17,356.5	17,352.3
International	560.9	457.3	603.9

Total Loans and Leases	$17,572.8	$17,813.8	$17,956.2
Reserve for Credit Losses Assigned to Loans and Leases	(141.9)	(149.2)	(165.2)

Net Loans and Leases	$17,430.9	$17,664.6	$17,791.0

Notes to Consolidated Financial Statements (continued)

At June 30, 2004, other domestic and international loans included $739.1 million of overnight trust-related advances, compared with $672.2 million at December 31, 2003 and $890.7 million at June 30, 2003.

At June 30, 2004, nonperforming loans and leases totaled $67.1 million. Included in this amount were loans with a recorded investment of $65.0 million (net of $14.8 million in charge-offs) that were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $5.0 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $60.0 million (net of $10.0 million in charge-offs) had an allocated reserve of $31.6 million. For the second quarter of 2004, the total recorded investment in impaired loans averaged $66.8 million. There was $19 thousand of interest income recorded on impaired loans for the three months ended June 30, 2004.

At June 30, 2003, nonperforming loans and leases totaled $107.5 million and included $105.4 million (net of $14.9 million in charge-offs) of impaired loans. Of these impaired loans, $19.8 million (net of $9.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $85.6 million (net of $5.1 million in charge-offs) had an allocated reserve of $37.9 million. Total recorded investment in impaired loans for the second quarter of 2003 averaged $95.0 million. There was $86 thousand of interest income recognized on such loans for the three months ended June 30, 2003.

At June 30, 2004, residential real estate loans totaling $.8 million were held for sale and carried at the lower of cost or market.

Loan commitments for residential real estate loans that will be held for sale when funded, are carried at fair value and had a total notional amount of $2.1 million at June 30, 2004. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At June 30, 2004, legally binding commitments to extend credit totaled $15.7 billion, compared with $16.5 billion at December 31, 2003 and $16.3 billion at June 30, 2003.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2004	2003	2004	2003
Balance at Beginning of Period	$151.5	$170.1	$157.2	$168.5
Charge-Offs	(.6)	(5.4)	(4.7)	(11.4)
Recoveries	.5	.5	3.9	3.1

Net Charge-Offs	(.1)	(4.9)	(.8)	(8.3)
Provision for Credit Losses	—	7.5	(5.0)	12.5

Balance at End of Period	$151.4	$172.7	$151.4	$172.7

Reserve for Credit Losses Assigned to:
Loans and Leases	$141.9	$165.2	$141.9	$165.2
Unfunded Commitments, Standby Letters of Credit and Derivatives	9.5	7.5	9.5	7.5

Total Reserve for Credit Losses	$151.4	$172.7	$151.4	$172.7

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

Notes to Consolidated Financial Statements (continued)

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

7. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit, for the three months ended June 30, 2004.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at March 31, 2004	$141.7	$55.1	$196.8
Goodwill Acquired – Legacy South	—	2.8	2.8

Balance at June 30, 2004	$141.7	$57.9	$199.6

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2004 and June 30, 2003, was as follows:

	June 30
	2004		2003
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets-Subject to Amortization	$115.2	$74.5	$113.9	$64.3

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $2.5 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively. Amortization for the remainder of 2004 and for the years 2005, 2006, 2007 and 2008 is estimated to be $4.9 million, $8.7 million, $8.4 million, $6.1 million and $4.2 million, respectively.

Notes to Consolidated Financial Statements (continued)

8. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at June 30, 2004 and 2003, and changes during the three- and six-month periods then ended, presented on an after-tax basis.

	Three Months Ended June 30, 2004
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$2.6	$(7.9)	$2.9	$(2.4)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.6	(7.9)	2.9	(2.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.0)	(.6)	.3	(2.3)
Less: Reclassification Adjustments	—	(1.7)	.6	(1.1)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.0)	1.1	(.3)	(1.2)
Foreign Currency Translation Adjustments	(.3)	(.7)	.3	(.7)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(11.7)	$(7.5)	$2.9	$(16.3)

	Three Months Ended June 30, 2003
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$5.6	$.2	$(.1)	$5.7
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.6	.2	(.1)	5.7
Unrealized Gains (Losses) on Cash Flow Hedge Designations	3.2	(1.0)	.3	2.5
Less: Reclassification Adjustments	—	.2	(.1)	.1

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	3.2	(1.2)	.4	2.4
Foreign Currency Translation Adjustments	(.1)	(.1)	.1	(.1)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$4.7	$(1.1)	$.4	$4.0

	Six Months Ended June 30, 2004
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$2.7	$(7.9)	$2.8	$(2.4)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.7	(7.9)	2.8	(2.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(.7)	.3	(.1)
Less: Reclassification Adjustments	—	1.8	(.7)	1.1

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(2.5)	1.0	(1.2)
Foreign Currency Translation Adjustments	.1	(1.5)	.7	(.7)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(8.9)	$(11.9)	$4.5	$(16.3)

	Six Months Ended June 30, 2003
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$.2	$(.2)	$5.7
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	.2	(.2)	5.7
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(4.9)	1.8	2.7
Less: Reclassification Adjustments	—	.5	(.2)	.3

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(5.4)	2.0	2.4
Foreign Currency Translation Adjustments	(.4)	.4	(.1)	(.1)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$7.1	$(4.8)	$1.7	$4.0

Notes to Consolidated Financial Statements (continued)

9. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2004	2003	2004	2003
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	219,826,748	220,297,456	219,964,790	220,335,449

Reported Income from Continuing Operations	$130.8	$81.4	$258.0	$178.0
Less: Dividends on Preferred Stock	—	(.3)	—	(.7)

Income from Continuing Operations Applicable To Common Stock	$130.8	$81.1	$258.0	$177.3
Reported Basic Income from Continuing Operations Per Common Share	$.60	$.37	$1.17	$.80

Income (Loss) from Discontinued Operations	$—	$(14.8)	$.3	$(16.7)
Basic Income (Loss) from Discontinued Operations Per Common Share	$—	$(.07)	$—	$(.07)

Net Income Applicable to Common Stock	$130.8	$66.3	$258.3	$160.6
Basic Net Income Per Common Share	$.60	$.30	$1.17	$.73

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	219,826,748	220,297,456	219,964,790	220,335,449
Plus Dilutive Potential Common Shares:
Stock Options	2,469,315	2,267,758	2,873,805	2,039,210
Stock Incentive Plans *	1,054,176	1,281,180	1,028,714	1,267,432

Average Common and Potential Common Shares	223,350,239	223,846,394	223,867,309	223,642,091

Income from Continuing Operations Applicable To Common Stock	$130.8	$81.1	$258.0	$177.3
Reported Diluted Income from Continuing Operations Per Common Share	$.59	$.36	$1.15	$.79

Income (Loss) from Discontinued Operations	$—	$(14.8)	$.3	$(16.7)
Diluted Income (Loss) from Discontinued Operations Per Common Share	$—	$(.06)	$—	$(.07)

Net Income Applicable to Common Stock	$130.8	$66.3	$258.3	$160.6
Diluted Net Income Per Common Share	$.59	$.30	$1.15	$.72

*	Includes dilutive Potential Common Shares related to restricted stock and stock unit awards subject to vesting requirements. Refer to Note 22, “Stock-Based Compensation Plans” on pages 82 through 84 of the Corporation’s 2003 Annual Report to Shareholders.

Notes to Consolidated Financial Statements (continued)

10. Other Charges - During the second quarter of 2003, Northern Trust implemented a number of strategic steps to reduce operating costs and strategically position itself for improved profitability, resulting in pre-tax charges included in noninterest expenses of $48.5 million. Of this charge, $22.9 million represents severance costs, $16.1 million reflects a reduction in the amount of required leased and owned office space, and $9.5 million relates to other charges consisting primarily of asset retirements.

Changes in the other liabilities line item on the consolidated balance sheet related to these actions were as follows:

(In Millions)	Severance	Office Space	Total
Liabilities:
Established in 2003	$24.0	$18.7	$42.7
Cash Payments in 2003	(16.3)	(1.2)	(17.5)

Balance at December 31, 2003	$7.7	$17.5	$25.2
Established in 2004	—	1.2	1.2
Cash Payments in 2004	(3.8)	(1.3)	(5.1)

Balance at June 30, 2004	$3.9	$17.4	$21.3

11. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the domestic qualified and nonqualified pension benefit plans and the other postretirement plan for the three- and six-month periods ended June 30, 2004 and 2003.

Net Periodic Pension Expense Qualified Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2004	2003	2004	2003
Service Cost	$5.4	$4.4	$10.8	$8.8
Interest Cost	5.8	5.1	11.6	10.2
Expected Return on Plan Assets	(8.1)	(6.9)	(16.2)	(13.8)
Amortization:
Net Loss	1.9	.6	3.8	1.2
Prior Service Cost (Benefit)	—	—	—	—

Net Periodic Pension Expense	$5.0	$3.2	$10.0	$6.4

Net Periodic Pension Expense Nonqualified Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2004	2003	2004	2003
Service Cost	$.5	$.5	$1.0	$1.0
Interest Cost	.7	.7	1.4	1.4
Expected Return on Plan Assets	—	—	—	—
Amortization:
Net Loss	.6	.7	1.2	1.4
Prior Service Cost (Benefit)	—	(.1)	—	(.2)

Net Periodic Pension Expense	$1.8	$1.8	$3.6	$3.6

Notes to Consolidated Financial Statements (continued)

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2004	2003	2004	2003
Service Cost	$.4	$.4	$.8	$.8
Interest Cost	.7	.7	1.5	1.4
Amortization:
Transition Obligation	.1	.1	.2	.2
Net Loss	.3	.2	.5	.3

Net Periodic Benefit Expense	$1.5	$1.4	$3.0	$2.7

For the six months ended June 30, 2004, Northern Trust made no contributions to its qualified pension plan. The nonqualified plan made benefit payments totaling $.6 million and $2.3 million, respectively, for the three- and six-month periods ended June 30, 2004. These payments are estimated to be approximately $3.8 million for all of 2004. The postretirement health care plan made benefit payments totaling $1.0 million and $2.0 million, respectively, for the three- and six-month periods ended June 30, 2004. These payments are estimated to be approximately $3.7 million for all of 2004.

On April 10, 2004, the Pension Funding Equity Act of 2004 was signed into law. Based on this new law, the minimum contribution required to be made by Northern Trust to the qualified pension plan in 2004 is zero and the maximum deductible contribution is estimated to total approximately $54 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) expands Medicare coverage, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored prescription drug program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Northern Trust anticipates that future benefit payments will be lower as a result of the new Medicare provision. The retiree medical obligations and costs do not reflect any impact of this legislation because Northern Trust will not be able to determine until final regulations are issued whether the benefits provided by the plan are actuarially equivalent to Medicare Part D.

12. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of June 30, 2004, shares available for future grant under the 2002 Plan totaled 11,087,664.

Notes to Consolidated Financial Statements (continued)

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Northern Trust has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Pro forma information regarding net income and earnings per share is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.13% and 3.94%; dividend yields of 2.53% and 2.08%; volatility factors of the expected market price of the Corporation’s common stock of 33.8% and 33.5%; and a weighted average expected life of the options of 5.5 years and 6.2 years.

The weighted average fair value of options granted in 2004 and 2003 was $13.66 per share and $10.38 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ six-month to four-year vesting periods.

The Corporation’s pro forma information follows.

	Three Months Ended June 30		Six Months Ended June 30
(In Millions Except per Share Information)	2004	2003	2004	2003
Net Income as Reported	$130.8	$66.6	$258.3	$161.3
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.3	3.3	7.1	6.7
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(9.6)	(19.2)	(22.6)	(36.6)

Pro Forma Net Income	$123.5	$50.7	$242.8	$131.4

Earnings Per Share as Reported:
Basic	$.60	$.30	$1.17	$.73
Diluted	.59	.30	1.15	.72
Pro Forma Earnings Per Share:
Basic	$.56	$.23	$1.10	$.59
Diluted	.55	.22	1.08	.58

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on June 30, 2004, $2.5 billion on December 31, 2003 and $2.6 billion on June 30, 2003. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, totaled $4.7 million at June 30, 2004.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $92.2 billion at June 30, 2004, $74.0 billion at December 31, 2003 and $63.4 billion at June 30, 2003. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at June 30, 2004, December 31, 2003 or June 30, 2003 related to these indemnifications.

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. In certain of these actions and proceedings, claims for substantial monetary damages are asserted. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements, if any, arising from pending or threatened legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material effect on operating results for a particular period.

Notes to Consolidated Financial Statements (continued)

In 2003, a putative class action was filed against Northern Trust Bank of California N.A. (later adding the Corporation) seeking class-wide reimbursement, with interest and punitive damages, for approximately 300 trust accounts that were allegedly charged fees in excess of fee provisions in the underlying trust documents. Virtually all of the trust accounts in the putative class were purchased in 1992 by the California bank from Trust Services of America, Inc., then a subsidiary of CalFed. Prior to the filing of this class action, the California bank had begun to file petitions seeking review and approval from the California probate court of reimbursements to these accounts, and 79 such petitions have already been approved with reimbursements for those accounts totaling approximately $2.5 million. During the second quarter 2004, the court dismissed the Corporation from the suit on jurisdictional grounds, but allowed most of the claims to proceed against the California bank, including claims challenging the previously approved petitions. The Corporation and the California bank will defend this action vigorously.

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank) in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit makes claims, inter alia, for breach of fiduciary duty to the plan participants, and seeks equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continue to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. The trial date currently is scheduled for fall 2006. The Corporation and the Bank will continue to defend this action vigorously. In June 2003, after conducting an extensive investigation, which included the Bank and NTRC, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. In another matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. The Corporation and the Bank will defend these actions vigorously.

Notes to Consolidated Financial Statements (continued)

14. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.0 billion on June 30, 2004, $10.1 billion on December 31, 2003 and $9.3 billion on June 30, 2003. Included in the June 2004 pledged assets were securities available for sale of $2.3 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2004, December 31, 2003 and June 30, 2003 was $418.8 million, $407.2 million and $189.3 million, respectively. The fair value of repledged collateral as of June 30, 2004, December 31, 2003 and June 30, 2003 was $100.0 million, $50.4 million and $48.0 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

15. Business Units - The table on page 26, reflecting the earnings contribution of Northern Trust’s business units for the three- and six-month periods ended June 30, 2004, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis was a record $.59 for the second quarter, an increase of 97% from $.30 per share earned in last year’s second quarter. Net income also increased 97% to $130.8 million from $66.6 million earned in the second quarter of last year. This performance produced an annualized return on average common equity (ROE) of 16.91% versus 9.16% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.28% versus .69% in 2003.

The results in the second quarter of 2003 include a $.14 per common share net charge, relating to actions taken to reduce operating costs and strategically position Northern Trust for improved profitability, as well as the loss on the sale of the defined contribution recordkeeping business. As a result of its disposition in June 2003, the operating results of Northern Trust Retirement Consulting, LLC (NTRC) for all periods presented are shown as discontinued operations in Northern Trust’s consolidated statement of income.

Revenues stated on a fully taxable equivalent basis of $585.1 million were up 6% from $551.2 million in last year’s second quarter, while expenses declined 9%. If prior year revenues were adjusted for the $17.8 million gain on the sale of a retail branch and prior year expenses adjusted for $48.5 million in costs associated with the strategic initiatives, revenues would have increased 10% and expenses would have increased 4%. The quarterly performance was driven by record trust fees and foreign exchange trading profits as well as continued improvement in credit quality.

Noninterest Income

Noninterest income totaled $438.6 million for the quarter, up 9% from $401.1 million reported last year, and accounted for 75% of total taxable equivalent revenue. Trust fees were $336.2 million in the quarter, up 14% compared with $293.9 million in the second quarter of last year and represented 57% of total taxable equivalent revenue. The increase in trust fees resulted primarily from improved equity markets and net new business. The components of noninterest income for the second quarters of 2004 and 2003 are listed in the following table:

Noninterest Income	Three Months Ended June 30
(In Millions)	2004	2003
Trust Fees	$336.2	$293.9
Foreign Exchange Trading Profits	47.5	32.8
Treasury Management Fees	22.7	24.3
Security Commissions and Trading Income	12.9	15.0
Other Operating Income	19.3	35.1

Total Noninterest Income	$438.6	$401.1

Noninterest Income (continued)

Assets under administration totaled a record $2.30 trillion at June 30, 2004. This represents an increase in assets under administration of 7% from December 31, 2003 and 26% from June 30, 2003. Assets under management also reached a new high and totaled $527.4 billion compared with $478.6 billion at December 31, 2003 and $423.4 billion at June 30, 2003.

Consolidated Trust Assets Under Administration (In Billions)	June 30, 2004	December 31, 2003	June 30, 2003
Corporate & Institutional	$422.5	$374.3	$329.2
Personal	104.9	104.3	94.2

Total Managed Trust Assets	527.4	478.6	423.4

Corporate & Institutional	1,669.2	1,585.8	1,327.8
Personal	100.6	90.7	78.7

Total Non-Managed Trust Assets	1,769.8	1,676.5	1,406.5

Consolidated Trust Assets Under Administration	$2,297.2	$2,155.1	$1,829.9

Trust fees are generally based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) trust relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust fees. Based on prior analysis and current trust asset and product mix, Management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern’s trust fees of approximately 4%.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter were up 20% to $176.2 million from $147.3 million in the year-ago quarter reflecting strong growth in all products and services, improved equity markets and net new business. Custody fees increased 28% to $69.0 million for the quarter, reflecting strong growth in global custody revenues, while fees from asset management grew 9% to $56.4 million. Securities lending fees increased 29% to $36.3 million reflecting higher lending volume, partially offset by lower spreads earned on the investment of collateral. Securities lending volume in both years’ second quarters benefited from the international dividend season.

C&IS assets under administration totaled $2.09 trillion at June 30, 2004 compared with $1.96 trillion at December 31, 2003 and $1.66 trillion at June 30, 2003. C&IS assets under management totaled $422.5 billion compared with $374.3 billion at December 31, 2003 and $329.2 billion at June 30, 2003. Assets under administration include $828.5 billion of global custody assets, an increase of 41% compared with $589.2 billion one year ago. At June 30, 2004, approximately 39% of assets under management were invested in equity securities compared with 38% one year ago. Net new recurring C&IS trust business transitioned during the first six months is estimated to represent approximately $31 million in annualized fees.

Noninterest Income (continued)

Trust fees from Personal Financial Services (PFS) in the quarter increased 9% and totaled $160.0 million compared with $146.6 million a year-ago. The increase in PFS trust fees resulted primarily from improved equity markets and net new business. Revenue growth was broad-based, with all regions and our Wealth Management Group reporting year-over-year increases in trust fees. Personal trust assets under administration totaled $205.5 billion at June 30, 2004, compared with $195.0 billion at December 31, 2003 and $172.9 billion at June 30, 2003. Of the total personal trust assets under administration, $104.9 billion is managed by Northern Trust compared with $104.3 billion at December 31, 2003 and $94.2 billion one year ago. At June 30, 2004, 51% of personal assets under management were invested in equity securities compared with 45% one year ago. Net new recurring PFS trust business transitioned during the first six months is estimated to represent approximately $19 million in annualized fees.

Foreign exchange trading profits were a record $47.5 million in the quarter compared with $32.8 million in the second quarter of last year. The improvement reflects continued volatility in the major currencies and increased client activity. Treasury management fees in the quarter were $22.7 million compared with $24.3 million in the same quarter last year. Revenues from security commissions and trading income were $12.9 million compared with the record $15.0 million recorded in the prior year quarter, primarily as a result of lower activity in the fixed income markets. Other operating income, the components of which are listed below, was $19.3 million for the second quarter compared with $35.1 million in the same period last year. The prior year quarter included the $17.8 million gain from the sale of a retail branch.

Other Operating Income	Three Months Ended June 30
(In Millions)	2004	2003
Loan Service Fees	$5.2	$6.0
Banking Service Fees	8.1	7.8
Other Income	6.0	3.5
Gain on Sale of Retail Branch	—	17.8

Total Other Operating Income	$19.3	$35.1

Net Interest Income

Net interest income for the quarter totaled $133.0 million, 3% lower than the $137.0 million reported in the second quarter of 2003. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $146.5 million, down 2% from $150.1 million reported in the prior year quarter. The current quarter included a $2.5 million expense for an interest adjustment in a client account. The net interest margin decreased to 1.60% from 1.76% in the prior year due primarily to a decline in the average yield of the residential mortgage loan portfolio attributable to the prior year refinancing activity and the growth in lower margin short-term money market assets. Total average earning assets of $36.8 billion were 7% higher than a year ago with the increase concentrated in money market assets and securities. Average money market assets increased 28% to $11.0 billion. Securities increased 5% and averaged $8.5 billion with the increase concentrated in short-term U.S. agency securities, while average loans declined 1% to $17.3 billion.

Average domestic loans outstanding during the quarter, at $16.8 billion, were 2% below the $17.2 billion in the second quarter of last year, while average international loans increased $151 million from a year ago to $492 million. Residential mortgages averaged $7.9 billion in the quarter, up 2% from the prior year’s second quarter and represented 46% of the total average loan portfolio. Commercial and industrial loans averaged $3.4 billion, down 15% from $4.0 billion last year, while personal loans increased 1% to average $2.5 billion compared with last year’s second quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $21.3 billion, up 12% from the second quarter of 2003. Foreign office time deposits increased $1.8 billion as a result of global custody activity, while retail deposit levels increased $466 million due primarily to higher balances in money market deposit accounts, offset in part by a reduction in savings certificates and nonpersonal time deposits. Other interest-related funds averaged $9.5 billion in the quarter compared with $10.0 billion in last year’s second quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds used to fund earning assets increased 16% from the prior year, averaging $6.0 billion.

Provision for Credit Losses

The reserve for credit losses totaled $151.4 million at June 30, 2004, reflecting no provision for credit losses and net charge-offs of $.1 million for the quarter. Last year the provision was $7.5 million and net charge-offs totaled $4.9 million. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 32.

Noninterest Expenses

Noninterest expenses totaled $377.2 million for the quarter, down 9% from $412.5 million in the year-ago quarter. The prior year quarter included expenses resulting from severance and outplacement costs ($22.9 million), reduced office space needs ($16.1 million) and the standardization, replacement and elimination of software ($9.5 million). The current quarter expenses reflect an increase of 4% after adjusting for these prior year items. The components of noninterest expenses and a discussion of significant changes from the prior year quarter are provided below.

Noninterest Expenses	Three Months Ended June 30
(In Millions)	2004	2003
Compensation	$166.8	$177.4
Employee Benefits	42.9	34.3
Occupancy Expense	31.0	45.2
Equipment Expense	20.4	22.7
Other Operating Expenses	116.1	132.9

Total Noninterest Expenses	$377.2	$412.5

Compensation and employee benefit expenses totaled $209.7 million. This compares with $211.7 million last year, which included $19.5 million in severance-related costs. Current period compensation expense reflects annual salary increases and higher incentive compensation. Employee benefits increased 25% as a result of increased pension and health care costs and higher performance-based ESOP expense. The compensation and employee benefit increases were partially offset by lower staffing levels. Staff on a full-time equivalent basis at June 30, 2004 totaled 8,030 compared with 8,239 a year ago. The decline in staffing levels resulted from Northern Trust’s previously disclosed strategic business review, offset in part by staffing increases for new offices and other strategic initiatives.

Net occupancy expense totaled $31.0 million compared with $45.2 million in the second quarter of 2003, which included a $16.1 million charge associated with reduced office space needs. The current quarter occupancy reflects higher net rental costs and building maintenance.

Noninterest Expenses (continued)

Equipment expense, comprised of depreciation, rental and maintenance costs totaled $20.4 million, down 10% from $22.7 million reported in the second quarter of 2003. The decrease was concentrated primarily in rental and maintenance of computer hardware and equipment, data line lease costs and lower depreciation of personal computers.

Other operating expenses in the quarter totaled $116.1 million compared with $132.9 million last year, which included $9.5 million of charges related to the standardization, replacement and elimination of software and $3.4 million in outplacement severance benefits. The current year other expenses decreased 3% after adjusting the prior year results for these nonrecurring items. The second quarter reflects higher expenses associated with investments in technology that increased software amortization, higher insurance premiums and growth driven increases in fees for global custody and asset management sub-advisor services. These increases were more than offset by lower expenses due to strategic initiatives implemented in 2003 to reduce operating costs and a reduction in expenses associated with operating risks related to servicing and managing financial assets. The components of other operating expenses were as follows:

Other Operating Expenses	Three Months Ended June 30
(In Millions)	2004	2003
Outside Services Purchased	$56.2	$53.9
Software Amortization and Other Costs	26.6	25.5
Business Promotion	11.7	11.9
Other Intangibles Amortization	2.5	2.8
Software Asset Retirements	—	9.5
Outplacement Severance Benefits	—	3.4
Other Expenses	19.1	25.9

Total Other Operating Expenses	$116.1	$132.9

Provision for Income Taxes

The provision for income taxes was $63.6 million for the second quarter compared with $36.7 million in the year-ago quarter. The higher tax provision in 2004 primarily reflects the impact of higher earnings, partially offset by a $2.2 million favorable resolution of certain state income tax matters. The effective income tax rate for the quarter was 32.7% compared with 31.1% in the second quarter of 2003. The increase in the Corporation’s effective income tax rate for the second quarter of 2004 is primarily attributable to the decrease in the Corporation’s federally tax-exempt income as a percentage of total income.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three- and six-month periods ended June 30, 2004 and 2003.

Results of Operations Three Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2004	2003	2004	2003	2004	2003	2004	2003
Noninterest Income
Trust Fees	$176.2	$147.3	$160.0	$146.6	$—	$—	$336.2	$293.9
Other	78.6	64.4	22.4	41.1	1.4	1.7	102.4	107.2
Net Interest Income *	39.3	38.7	108.4	110.5	(1.2)	.9	146.5	150.1
Provision for Credit Losses	1.4	(1.0)	(1.4)	8.5	—	—	—	7.5
Noninterest Expenses	172.8	191.3	185.7	194.7	18.7	26.5	377.2	412.5

Income before Income Taxes*	119.9	60.1	106.5	95.0	(18.5)	(23.9)	207.9	131.2
Provision for Income Taxes*	46.7	23.3	41.2	36.0	(10.8)	(9.5)	77.1	49.8

Income from Continuing Operations	$73.2	$36.8	$65.3	$59.0	$(7.7)	$(14.4)	$130.8	$81.4
Loss from Discontinued Operations	—	(14.8)	—	—	—	—	—	(14.8)

Net Income	$73.2	$22.0	$65.3	$59.0	$(7.7)	$(14.4)	$130.8	$66.6

Percentage of Net Income Contribution	56%	33%	50%	89%	(6)%	(22)%	100%	100%

Average Assets	$20,700.3	$16,924.1	$16,182.0	$15,999.7	$4,118.0	$5,637.3	$41,000.3	$38,561.1

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.5 million for 2004 and $13.1 million for 2003.

Note: Certain reclassifications have been made to 2003 financial information to conform to the current year presentation.

Results of Operations Six Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2004	2003	2004	2003	2004	2003	2004	2003
Noninterest Income
Trust Fees	$342.5	$283.5	$321.6	$291.0	$—	$—	$664.1	$574.5
Other	150.8	115.6	46.7	64.4	3.5	2.2	201.0	182.2
Net Interest Income *	80.7	78.4	218.0	219.9	(.5)	5.3	298.2	303.6
Provision for Credit Losses	(3.3)	(3.6)	(1.7)	16.1	—	—	(5.0)	12.5
Noninterest Expenses	350.8	353.3	370.9	375.8	33.0	32.9	754.7	762.0

Income before Income Taxes*	226.5	127.8	217.1	183.4	(30.0)	(25.4)	413.6	285.8
Provision for Income Taxes*	88.2	49.8	84.1	70.6	(16.7)	(12.6)	155.6	107.8

Income from Continuing Operations	$138.3	$78.0	$133.0	$112.8	$(13.3)	$(12.8)	$258.0	$178.0
Income (Loss) from Discontinued Operations	.3	(16.7)	—	—	—	—	.3	(16.7)

Net Income	$138.6	$61.3	$133.0	$112.8	$(13.3)	$(12.8)	$258.3	$161.3

Percentage of Net Income Contribution	54%	38%	51%	70%	(5)%	(8)%	100%	100%

Average Assets	$20,269.7	$16,615.2	$16,083.3	$15,959.3	$3,908.7	$5,439.8	$40,261.7	$38,014.3

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $26.7 million for 2004 and $25.9 million for 2003.

Note: Certain reclassifications have been made to 2003 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the second quarter totaled $73.2 million compared with $22.0 million reported in 2003. Included in the above are the operating results of NTRC that have been classified and shown as discontinued operations for all periods presented. NTRC reported a net loss of $14.8 million in the second quarter of 2003, reflecting the loss on the sale and a loss from second quarter operations. Noninterest income from continuing operations was $254.8 million, up 20% from $211.7 million in last year’s second quarter. Trust fees in the quarter were up 20% to $176.2 million from $147.3 million in the year-ago quarter reflecting strong growth in all products and services, improved equity markets and net new business. Custody fees increased 28% to $69.0 million for the quarter, reflecting strong growth in global custody revenues, while fees from asset management grew 9% to $56.4 million. Securities lending fees increased 29% to $36.3 million reflecting higher lending volume, partially offset by lower spreads earned on the investment of collateral. Securities lending volume in both years’ second quarters benefited from the international dividend season.

Other noninterest income was $78.6 million, up 22% from last year’s second quarter, primarily the result of higher foreign exchange trading profits resulting from continued volatility in the major currency markets and increased client activity.

Net interest income stated on a FTE basis was $39.3 million, up slightly from $38.7 million in last year’s second quarter. Net interest income was positively impacted by a $3.3 billion or 22% increase in average earning assets. The increase was concentrated in short-term money market assets, offset in part by a $274 million reduction in average loans outstanding. The net interest margin fell to .87% for the current quarter from 1.04% in last year’s second quarter. The net interest spread and margin were both negatively impacted by the change in the mix of the balance sheet as lower-rate money market assets grew while higher yielding loans declined.

The $1.4 million provision for credit losses in the current quarter compares with a negative $1.0 million provision in the second quarter of last year. The negative provision in 2003 resulted primarily from the net impact of credit rating changes and a reduction in reserve requirements for commitments and standby letters of credit. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, decreased 10% and totaled $172.8 million for the second quarter. The previous year’s results include $18.9 million of expenses related to severance costs and the standardization, replacement and elimination of software. The current year expenses were essentially unchanged after adjusting for these prior year items. An increase in compensation expense resulting from higher performance-based pay was partially offset by lower expenses due to strategic initiatives implemented in 2003 to reduce operating costs.

Personal Financial Services

PFS net income for the quarter was $65.3 million, 11% higher than the $59.0 million reported a year ago. Trust fees increased 9% and totaled $160.0 million in the current quarter compared with $146.6 million last year. The increase in PFS trust fees resulted primarily from improved equity markets and net new business. Revenue growth was broad-based, with all regions and our Wealth Management Group reporting year-over-year increases in trust fees. Other operating income totaled $22.4 million compared with $41.1 million in the prior year quarter, which included the $17.8 million gain from the sale of a retail branch.

Net interest income stated on a FTE basis, was $108.4 million in the quarter compared with $110.5 million in the prior year’s second quarter. These results reflect a 1% increase in average earning assets, which was split between loans and money market assets, offset by a decrease in the net interest margin from 2.90% last year to 2.83% in the current quarter.

The negative $1.4 million provision for credit losses, down from $8.5 million last year, is due primarily to the improved credit quality of certain commercial loans. Total noninterest expenses of PFS, which include both the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, decreased to $185.7 million in the quarter from $194.7 million in last year’s second quarter. The previous year includes $11.6 million of expenses resulting from severance-related costs and the standardization, replacement and elimination of software. After adjusting for these prior year charges, expenses increased 1%. Higher costs for incentive compensation and legal services, increased occupancy expense resulting from the remodeling and expansion of existing locations, and higher allocations for product and operating support contributed to the overall increase in operating expenses. Offsetting these increases were lower expenses due to strategic initiatives implemented in 2003 to reduce operating costs and a reduction in expenses associated with operating risks related to servicing and managing financial assets.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was a negative $1.2 million compared with $.9 million in the year-ago quarter. The decline in net interest income resulted from the decrease in the net interest margin, due in large part to the continued decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity over the past year. Noninterest expenses totaled $18.7 million for the quarter compared with $26.5 million in the year-ago period, which included the charge associated with a reduction in office space. The increase, after adjusting for the prior year office space charge, reflects costs associated with higher corporate-based executive level compensation plan expenses.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $1.15 for the six-month period ended June 30, 2004, compared with $.72 per share earned a year ago. Net income was $258.3 million compared with $161.3 million reported last year. The ROE was 16.83% for the first six months compared with 11.21% last year, while the ROA was 1.29% compared with .86% in the previous year. Total revenues were 10% higher than the prior year while total expenses decreased 1%, resulting in a productivity ratio of 154% compared with 139% last year.

As a result of the 2003 second quarter sale of the assets of NTRC, its operating results for all periods presented have been shown as discontinued operations in Northern Trust’s consolidated statement of income. The net income from discontinued operations in the current year totaled $.3 million compared with a $16.7 million net loss in the prior year, which included the $20.2 million pre-tax loss on the sale and NTRC’s net loss from operations.

Revenues stated on a FTE basis of $1.16 billion were up 10% from the $1.06 billion last year. Trust fees were $664.1 million for the period, up 16% compared with $574.5 million last year. Trust fees represented 57% of total revenues and total fee-related income represented 74% of total revenues.

Noninterest Income

Trust fees from Corporate & Institutional Services (C&IS) increased 21% to $342.5 million from $283.5 million in the year-ago period. Custody fees increased 26% to $134.3 million for the period, reflecting strong growth in global custody revenues, while fees from asset management grew 14% to $114.5 million. Securities lending fees totaled $64.2 million compared with $50.1 million last year reflecting higher volume, partially offset by lower spreads earned on the investment of collateral.

Trust fees from Personal Financial Services (PFS) in the period increased 11% and totaled $321.6 million compared with $291.0 million last year. The increase in PFS trust fees resulted primarily from improved equity markets and net new business. Revenue growth was broad-based, with all regions and our Wealth Management Group reporting a year-over-year increase in trust fees.

Foreign exchange trading profits were $88.9 million in the period compared with $53.5 million last year. The 66% increase in foreign exchange trading profits reflects continued volatility in major currencies and increased client activity. Treasury management fees were $45.7 million, down 5% from the comparable period last year. Revenues from security commissions and trading income were $27.4 million compared with $27.8 million in the prior year. Other operating income was $38.9 million for the period compared with $52.6 million in the same period last year. The prior year included a $17.8 million gain from the sale of a retail branch.

Net Interest Income

Net interest income for the six months, stated on a fully taxable equivalent basis, totaled $298.2 million, a decline of 2% from the $303.6 million reported in the prior year period. The net interest margin decreased to 1.66% from 1.81% in the prior year due in large part to a decline in the yield on the residential mortgage loan portfolio due to the impact of refinancing activity and the growth in lower margin short-term money market assets. Total average earning assets of $36.0 billion were 7% higher than a year ago with the increase concentrated in money market assets, which were up 23% and averaged $10.4 billion for the period. Securities increased 7% to average $8.3 billion while average loans were down 2% to $17.3 billion.

Provision for Credit Losses

The reserve for credit losses was reduced by $5.8 million in the period reflecting a negative provision for credit losses of $5.0 million and net charge-offs of $.8 million, or .01% of average loans. Improved credit quality led to the negative provision for the current year. Last year, the provision was $12.5 million and net charge-offs totaled $8.3 million, or .10% of average loans.

Noninterest Expenses

Noninterest expenses totaled $754.7 million for the period, down 1% from $762.0 million a year-ago. The prior year included the second quarter 2003 severance, office space and software write-downs that totaled $48.5 million.

Compensation and employee benefits represented 55% of total operating expenses and totaled $413.5 million. This compared with $404.2 million last year, which included $19.5 million in severance-related costs. The current period expenses reflect annual salary increases, higher incentive compensation and increased retirement and health care costs.

Net occupancy expense totaled $61.7 million, down 16% from $73.2 million in the prior year. Included in the prior period was the $16.1 million charge associated with a reduction in leased office space needs. The remainder of the change from the prior year was the result of higher net rental costs and building maintenance, partially offset by real estate tax refunds.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $40.5 million, down 10% from $45.1 million in 2003. The current six-month period reflects lower levels of rental and maintenance of computer hardware and equipment, data line lease costs and reduced depreciation of computer hardware and personal computers.

Noninterest Expenses (continued)

Other operating expenses totaled $239.0 million for the period, virtually unchanged from $239.5 million in 2003. The prior year included the costs associated with the standardization, replacement and elimination of software ($9.5 million) and outplacement benefit charges ($3.4 million). The current period reflects higher software amortization, higher insurance premiums and growth driven increases in fees for global custody and asset management sub-advisor services, and higher costs associated with operating risks related to servicing and managing financial assets. These increases were partially offset by lower expenses due to strategic initiatives implemented in 2003 to reduce operating costs.

BALANCE SHEET

Total assets at June 30, 2004 were $43.3 billion and averaged $41.0 billion for the second quarter, compared with last year’s average of $38.6 billion. Loans and leases totaled $17.6 billion at June 30, 2004 and averaged $17.3 billion for the second quarter, compared with $18.0 billion at June 30, 2003 and $17.5 billion for the second quarter of last year. Securities totaled $8.8 billion at June 30, 2004 and averaged $8.5 billion for the quarter, compared with $7.8 billion at June 30, 2003 and $8.2 billion on average last year. Money market assets totaled $12.6 billion at June 30, 2004 and averaged $11.0 billion in the second quarter, up 28% from the year-ago quarter.

Common stockholders’ equity increased to $3.18 billion at June 30, 2004 and averaged $3.11 billion for the quarter, up 7% from last year’s second quarter average. The increase primarily reflects the retention of earnings offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 863,372 shares at a cost of $36.4 million. An additional 8.4 million shares are authorized for purchase after June 30, 2004 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at 11.1% for tier 1 capital and 13.9% for total capital at June 30, 2004. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to second quarter average assets) of 7.9% at June 30, 2004, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at June 30, 2004 were 9.0% for tier 1 capital, 12.3% for total capital and 6.2% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 10.7% or higher for tier 1 capital, 11.3% or higher for total risk-based capital, and 7.8% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at June 30, 2004 totaled $67.9 million compared with $72.1 million at March 31, 2004, $80.3 million at December 31, 2003 and $107.9 million at June 30, 2003. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $67.1 million, or .39% of total domestic loans and leases at June 30, 2004, of which $40.5 million relates to two commercial clients that have exposure to asbestos-related claims. At March 31, 2004, December 31, 2003 and June 30, 2003, domestic nonaccrual loans and leases totaled $71.6 million, $80.0 million and $107.5 million, respectively. The $4.5 million decrease in nonperforming loans during the quarter is primarily the result of net loan repayments.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans
(In Millions)	June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003
Nonaccrual Loans
Domestic
Residential Real Estate	$4.0	$4.0	$4.5	$4.6
Commercial	62.7	67.4	75.3	102.1
Commercial Real Estate	.1	.1	.1	.4
Personal	.3	.1	.1	.4
International	—	—	—	—

Total Nonaccrual Loans	67.1	71.6	80.0	107.5
Other Real Estate Owned	.8	.5	.3	.4

Total Nonperforming Assets	$67.9	$72.1	$80.3	$107.9

Total 90 Day Past Due Loans (still accruing)	$17.8	$14.1	$21.0	$15.4

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

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three- and six-month periods ended June 30, 2004 and June 30, 2003 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at June 30, 2004, March 31, 2004, December 31, 2003 and June 30, 2003.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	June 30, 2004		March 31, 2004		December 31, 2003		June 30, 2003
($ in Millions)	Reserve Amount	Percent Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$32.9	—%	$33.5	—%	$37.0	—%	$37.9	—%

Allocated Inherent Reserve
Residential Real Estate	11.8	45	12.0	46	11.9	45	11.9	43
Commercial	54.6	19	54.9	19	60.9	19	77.3	22
Commercial Real Estate	16.7	7	16.9	7	16.8	7	16.9	7
Personal	5.5	15	5.1	15	5.2	15	4.9	14
Other	—	4	—	3	—	4	—	4
Lease Financing	4.1	7	4.3	7	4.3	7	4.7	7
International	1.7	3	1.6	3	1.6	3	.9	3

Total Allocated Inherent Reserve	$94.4	100%	$94.8	100%	$100.7	100%	$116.6	100%

Unallocated Inherent Reserve	24.1	—	23.2	—	19.5	—	18.2	—

Total Reserve	$151.4	100%	$151.5	100%	$157.2	100%	$172.7	100%

Reserve Assigned to:
Loans and Leases	$141.9		$143.4		$149.2		$165.2
Unfunded Commitments and Standby Letters of Credit	9.5		8.1		8.0		7.5

Total Reserve	$151.4		$151.5		$157.2		$172.7

Specific Reserve. At June 30, 2004, the specific component of the reserve stood at $32.9 million compared with $33.5 million at March 31, 2004. The $.6 million decrease in specific reserves from March 31, 2004 is due primarily to the receipt of principal repayments on nonperforming loans reducing the related reserve requirements, offset in part by an increase in the reserve required on a commercial credit exposure.

Allocated Inherent Reserve. The allocated inherent portion of the reserve totaled $94.4 million at June 30, 2004 compared with $94.8 million at March 31, 2004. This component of the reserve decreased by $.4 million due primarily to the net reduction in the outstanding balance of lower-rated loans reflecting the receipt of principal repayments during a period of limited growth in commercial loan volumes.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. Although credit quality and business conditions have shown signs of improvement, there continues to be uncertainty with regard to the breadth of the economic recovery and the impact of increases in interest rates from current historically low levels. In light of these concerns, the unallocated inherent portion of the reserve was set at $24.1 million at June 30, 2004 compared with $23.2 million at March 31, 2004.

Provision and Reserve for Credit Losses (continued)

Other Factors. At June 30, 2004, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $166 million (of which $65.0 million was classified as impaired), down $18 million, or 10% from $184 million at March 31, 2004 when $69.1 million was impaired, and down from $297 million at June 30, 2003 when $105.4 million was impaired. The majority of the decrease from March 31, 2004 reflects the receipt of principal repayments and the migration of certain loans to lower risk credit ratings.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $151.4 million at June 30, 2004. The reserve of $141.9 million assigned to loans and leases, as a percentage of total loans and leases, was .81% at June 30, 2004, compared with .84% at March 31, 2004.

Reserves assigned to unfunded loan commitments, standby letters of credit and derivative products, recorded as a liability on the consolidated balance sheet, totaled $9.5 million at June 30, 2004. The $1.4 million increase from March 31, 2004 primarily reflects an additional specific reserve required on a commercial standby letter of credit.

Provision. No provision for credit losses was recorded in the second quarter of 2004 compared with a $7.5 million provision in the prior year quarter. The $7.5 million decrease in the provision resulted from overall continued improvement in the credit quality of the loan portfolio.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors (such as the pace of inflation/deflation and consumer confidence in the securities markets) that affect wealth creation, investment and savings patterns and Northern Trust’s interest rate risk and credit risk exposure;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	Changes in foreign currency exchange rates that, as Northern Trust’s business grows globally, and to the extent that they are not fully hedged, may impact Northern Trust’s level of revenue and expense and net income and the value of its investments in non-U.S. operations, in each case as expressed in U.S. dollars;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Factors or conditions that may affect Northern Trust’s liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

•	The effect of geopolitical risks on the U.S. and international economies and securities markets as well as the effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as a SARS outbreak) or natural disasters;

•	Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	The outcome, and implementation by U.S. and other regulators, of the New Basel Capital Accord being developed by the Basel Committee on Banking Supervision and its effect on the minimum regulatory capital requirements of the Corporation and its subsidiaries;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust’s competition, coupled with changes in the level of investment or reinvestment in those products, services, and targeted markets, and the pricing of those products and services;

•	Northern Trust’s success in continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks (including material systems interruptions, human errors or omissions, fraud, and breaches of internal controls), and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using the acquired businesses, completed alliances and preferred provider arrangements to execute its business strategy;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Risks and uncertainties inherent in the regulatory and litigation process (including risks associated with pending and threatened legal actions and proceedings and the potential effects of adverse publicity arising from the failure or perceived failure to comply with legal and regulatory requirements) that are evaluated within the context of current judicial decisions and legislative and regulatory interpretations, and with respect to which a trier of fact, either a judge or jury, could decide a case contrary to Northern Trust’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change or modify existing law on a particular issue.

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

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Second Quarter
(Interest and rate on a fully taxable equivalent basis)	2004			2003
($ In Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$3.1	$1,001.5	1.23%	$2.0	$594.2	1.31%
Time Deposits with Banks	51.6	9,982.0	2.08	41.8	7,863.1	2.13
Other Interest-Bearing	.1	31.8	1.06	.3	140.5	.92

Total Money Market Assets	54.8	11,015.3	2.00	44.1	8,597.8	2.06

Securities
U.S. Government	.2	73.1	1.21	.5	109.5	1.61
Obligations of States and Political Subdivisions	16.4	929.0	7.08	15.9	872.1	7.29
Federal Agency	20.5	6,712.2	1.23	22.7	6,504.1	1.40
Other	7.4	825.8	3.59	7.1	660.5	4.25
Trading Account	.1	5.8	2.60	—	7.5	2.66

Total Securities	44.6	8,545.9	2.09	46.2	8,153.7	2.27

Loans and Leases	171.4	17,294.3	3.99	193.0	17,546.7	4.41

Total Earning Assets	$270.8	36,855.5	2.95%	$283.3	34,298.2	3.31%

Reserve for Credit Losses Assigned to Loans	—	(144.9)	—	—	(163.8)	—
Cash and Due from Banks	—	1,661.0	—	—	1,853.9	—
Other Assets	—	2,628.7	—	—	2,572.8	—

Total Assets	—	$41,000.3	—	—	$38,561.1	—

Average Source of Funds
Deposits
Savings and Money Market	$12.2	$7,372.2	.66%	$13.3	$6,662.7	.80%
Savings Certificates	8.7	1,459.7	2.40	11.2	1,703.5	2.64
Other Time	1.1	298.2	1.51	1.5	327.6	1.80
Foreign Offices Time	41.7	12,156.3	1.38	35.4	10,341.0	1.37

Total Deposits	63.7	21,286.4	1.20	61.4	19,034.8	1.29
Federal Funds Purchased	9.4	3,949.6	.96	11.9	3,990.4	1.19
Securities Sold Under Agreements to Repurchase	4.2	1,806.7	.93	4.9	1,670.9	1.17
Commercial Paper	.3	122.4	1.06	.4	145.1	1.24
Other Borrowings	26.6	2,137.2	5.00	31.2	2,610.4	4.79
Senior Notes	5.2	350.0	5.89	7.8	450.0	6.92
Long-Term Debt	13.7	864.3	6.32	14.3	898.3	6.35
Floating Rate Capital Debt	1.2	276.2	1.79	1.3	267.9	1.91

Total Interest-Related Funds	124.3	30,792.8	1.62	133.2	29,067.8	1.84

Interest Rate Spread	—	—	1.33%	—	—	1.47%
Noninterest-Bearing Deposits	—	5,385.6	—	—	4,942.0	—
Other Liabilities	—	1,709.4	—	—	1,572.9	—
Stockholders’ Equity	—	3,112.5	—	—	2,978.4	—

Total Liabilities and Stockholders’ Equity	—	$41,000.3	—	—	$38,561.1	—

Net Interest Income/Margin (FTE Adjusted)	$146.5	—	1.60%	$150.1	—	1.76%

Net Interest Income/Margin (Unadjusted)	$133.0	—	1.45%	$137.0	—	1.60%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE	Second Quarter 2004/2003
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$11.3	$(23.8)	$(12.5)
Interest-Related Funds	(1.9)	(7.0)	(8.9)

Net Interest Income (FTE)	$13.2	$(16.8)	$(3.6)

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Six Months
(Interest and rate on a fully taxable equivalent basis)	2004			2003
($ In Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$5.5	$936.9	1.18%	$3.9	$591.7	1.31%
Time Deposits with Banks	97.6	9,478.2	2.07	84.8	7,766.9	2.20
Other Interest-Bearing	.2	36.3	.65	.6	120.8	1.07

Total Money Market Assets	103.3	10,451.4	1.99	89.3	8,479.4	2.12

Securities
U.S. Government	.5	88.1	1.24	1.1	106.4	2.02
Obligations of States and Political Subdivisions	32.3	907.6	7.13	30.9	841.1	7.35
Federal Agency	40.5	6,522.9	1.25	44.4	6,142.9	1.46
Other	14.6	769.2	3.82	13.9	676.6	4.13
Trading Account	.1	4.9	2.84	.1	7.1	3.62

Total Securities	88.0	8,292.7	2.13	90.4	7,774.1	2.34

Loans and Leases	347.1	17,273.9	4.04	391.0	17,556.9	4.49

Total Earning Assets	$538.4	36,018.0	3.01%	$570.7	33,810.4	3.40%

Reserve for Credit Losses Assigned to Loans	—	(148.6)	—	—	(162.9)	—
Cash and Due from Banks	—	1,644.7	—	—	1,743.1	—
Other Assets	—	2,747.6	—	—	2,623.7	—

Total Assets	—	$40,261.7	—	—	$38,014.3	—

Average Source of Funds
Deposits
Savings and Money Market	$23.9	$7,252.4	.66%	$27.0	$6,619.2	.82%
Savings Certificates	17.8	1,488.8	2.40	24.1	1,752.8	2.78
Other Time	2.1	287.6	1.49	3.2	341.1	1.89
Foreign Offices Time	77.3	11,856.2	1.31	70.4	10,008.6	1.42

Total Deposits	121.1	20,885.0	1.17	124.7	18,721.7	1.34
Federal Funds Purchased	17.5	3,716.0	.95	23.5	3,963.7	1.20
Securities Sold Under Agreements to Repurchase	8.1	1,746.0	.93	9.3	1,585.0	1.18
Commercial Paper	.7	132.8	1.06	.8	140.6	1.28
Other Borrowings	52.7	2,095.7	5.06	61.6	2,415.3	5.14
Senior Notes	10.3	350.0	5.89	15.6	450.0	6.92
Long-Term Debt	27.4	864.4	6.34	28.9	900.9	6.41
Floating Rate Capital Debt	2.4	276.2	1.73	2.7	267.8	1.97

Total Interest-Related Funds	240.2	30,066.1	1.61	267.1	28,445.0	1.89

Interest Rate Spread	—	—	1.40%	—	—	1.51%
Noninterest-Bearing Deposits	—	5,307.2	—	—	4,994.1	—
Other Liabilities	—	1,800.9	—	—	1,590.2	—
Stockholders’ Equity	—	3,087.5	—	—	2,985.0	—

Total Liabilities and Stockholders’ Equity	—	$40,261.7	—	—	$38,014.3	—

Net Interest Income/Margin (FTE Adjusted)	$298.2	—	1.66%	$303.6	—	1.81%

Net Interest Income/Margin (Unadjusted)	$271.5	—	1.52%	$277.7	—	1.66%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE	Six Months 2004/2003
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$18.1	$(50.4)	$(32.3)
Interest-Related Funds	(1.9)	(25.0)	(26.9)

Net Interest Income (FTE)	$20.0	$(25.4)	$(5.4)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 35 of this document.

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, Northern Trust’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Further, there have been no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2(e). Purchases of Equity Securities by the Issuer

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2004 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2004	96,234	$44.33	96,234
May 2004	668,066	41.64	668,066
June 2004	99,072	43.12	99,072

Second Quarter	863,372	42.11	863,372	8,393,142

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Material Contracts

(i)	Sixth Amendment dated April 30, 2004 to the Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current reports on Form 8-K

In a report on Form 8-K furnished to the Securities and Exchange Commission on April 20, 2004, Northern Trust Corporation incorporated in Item 12 by reference its April 20, 2004 press release, reporting on its earnings for the first quarter of 2004. The press release, with summary financial information, was included pursuant to Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 30, 2004	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and
Chief Financial Officer

Date: July 30, 2004	By:	/s/ Harry W. Short
Harry W. Short
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit Number	Description
(10)	Material Contracts

	(i)	Sixth Amendment dated April 30, 2004 to the Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.