Form 10-Q
period 2004-09-30
NORTHERN TRUST CORP
filed 2004-11-01
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

219,209,338 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2004)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	September 30 2004	December 31 2003	September 30 2003
Assets
Cash and Due from Banks	$2,278.2	$1,595.9	$1,425.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	751.9	754.6	836.7
Time Deposits with Banks	11,115.4	8,767.7	8,231.4
Other Interest-Bearing	28.8	42.8	118.6
Securities
Available for Sale	5,612.8	8,422.4	8,089.5
Held to Maturity (Fair value - $1,164.4 at September 2004, $1,081.6 at December 2003, $1,049.6 at September 2003)	1,127.5	1,041.5	1,008.8
Trading Account	2.2	7.4	4.1

Total Securities	6,742.5	9,471.3	9,102.4

Loans and Leases
Commercial and Other	9,656.0	9,838.5	10,095.3
Residential Mortgages	8,043.4	7,975.3	7,822.8

Total Loans and Leases (Net of unearned income - $482.9 at September 2004, $435.7 at December 2003, $400.1 at September 2003)	17,699.4	17,813.8	17,918.1

Reserve for Credit Losses Assigned to Loans and Leases	(140.4)	(149.2)	(164.9)
Buildings and Equipment, net	469.8	498.3	503.9
Customers’ Acceptance Liability	1.0	11.2	15.1
Trust Security Settlement Receivables	234.9	170.6	318.3
Other Assets	1,928.5	2,473.2	2,439.2

Total Assets	$41,110.0	$41,450.2	$40,744.2

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,668.3	$5,084.1	$4,525.7
Savings and Money Market	7,368.4	7,102.6	7,597.5
Savings Certificates	1,465.3	1,524.5	1,559.0
Other Time	366.5	273.6	283.9
Foreign Offices - Demand	1,363.6	683.2	1,189.2
- Time	13,385.7	11,602.0	10,498.7

Total Deposits	28,617.8	26,270.0	25,654.0
Federal Funds Purchased	1,294.6	2,629.4	3,661.1
Securities Sold Under Agreements to Repurchase	1,130.3	1,827.8	1,696.2
Commercial Paper	145.4	142.3	146.9
Other Borrowings	3,558.8	3,677.0	3,070.9
Senior Notes	350.0	350.0	450.0
Long-Term Debt	863.8	864.7	865.0
Floating Rate Capital Debt	276.3	276.2	267.9
Liability on Acceptances	1.0	11.2	15.1
Other Liabilities	1,646.5	2,346.3	1,916.8

Total Liabilities	37,884.5	38,394.9	37,743.9

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at September 2004, December 2003, and September 2003; Outstanding 219,209,338 shares at
September 2004, 220,118,476 shares at December 2003 and 220,354,163 shares at September 2003	379.8	379.8	379.8
Retained Earnings	3,218.3	2,990.7	2,911.8
Accumulated Other Comprehensive Income	(14.3)	(8.9)	.8
Common Stock Issuable - Stock Incentive Plans	72.6	88.6	99.5
Deferred Compensation	(28.0)	(26.4)	(33.0)
Treasury Stock - (at cost, 8,712,186 shares at September 2004, 7,803,048 shares at December 2003, and 7,567,361 shares at September 2003)	(402.9)	(368.5)	(358.6)

Total Stockholders’ Equity	3,225.5	3,055.3	3,000.3

Total Liabilities and Stockholders’ Equity	$41,110.0	$41,450.2	$40,744.2

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2004	2003	2004	2003
Noninterest Income
Trust Fees	$327.5	$304.0	$991.6	$878.5
Foreign Exchange Trading Profits	26.5	28.9	115.4	82.4
Treasury Management Fees	22.4	24.1	68.1	72.4
Security Commissions and Trading Income	11.4	13.7	38.8	41.5
Other Operating Income	19.6	20.7	58.5	73.3
Investment Security Gains	—	—	.1	—

Total Noninterest Income	407.4	391.4	1,272.5	1,148.1

Net Interest Income
Interest Income	279.3	254.5	791.0	799.3
Interest Expense	140.3	120.2	380.5	387.3

Net Interest Income	139.0	134.3	410.5	412.0
Provision for Credit Losses	—	5.0	(5.0)	17.5

Net Interest Income after Provision for Credit Losses	139.0	129.3	415.5	394.5

Noninterest Expenses
Compensation	161.7	157.9	493.9	493.6
Employee Benefits	33.5	32.9	114.8	101.4
Occupancy Expense	30.5	29.3	92.2	102.5
Equipment Expense	21.4	21.5	61.9	66.6
Other Operating Expenses	130.7	105.8	369.7	345.3

Total Noninterest Expenses	377.8	347.4	1,132.5	1,109.4

Income from Continuing Operations before Income Taxes	168.6	173.3	555.5	433.2
Provision for Income Taxes	53.9	58.5	182.8	140.4

Income from Continuing Operations	114.7	114.8	372.7	292.8

Discontinued Operations
Income (Loss) from Discontinued Operations of NTRC	.1	(1.7)	.6	(8.8)
Loss on Disposal of NTRC	—	—	—	(20.2)
Income Tax Benefit (Expense)	(.1)	.7	(.3)	11.3

Income (Loss) from Discontinued Operations	—	(1.0)	.3	(17.7)

Net Income	$114.7	$113.8	$373.0	$275.1

Net Income Applicable to Common Stock	$114.7	$113.8	$373.0	$274.4

Per Common Share
Income from Continuing Operations
- Basic	$.52	$.52	$1.70	$1.33
- Diluted	.52	.51	1.67	1.31
Net Income
- Basic	$.52	$.52	$1.70	$1.25
- Diluted	.52	.51	1.67	1.23

Cash Dividends Declared	.19	.17	.57	.51

Average Number of Common Shares Outstanding - Basic	219,234,285	220,263,066	219,719,511	220,311,056
- Diluted	222,477,214	224,652,577	223,399,066	223,982,185

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2004	2003	2004	2003
Net Income	$114.7	$113.8	$373.0	$275.1
Other Comprehensive Income (net of tax)
Net Unrealized Gains (Losses) on Securities Available for Sale	1.7	(2.6)	(3.4)	(2.6)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.4	(.5)	(1.1)	(3.9)
Foreign Currency Translation Adjustments	(.1)	(.1)	(.9)	.2

Other Comprehensive Income	2.0	(3.2)	(5.4)	(6.3)

Comprehensive Income	$116.7	$110.6	$367.6	$268.8

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
($ In Millions)	2004	2003
Preferred Stock
Balance at January 1	$—	$120.0
Series C Redeemed	—	(60.0)
Series D Redeemed	—	(60.0)

Balance at September 30	—	—

Common Stock
Balance at January 1 and September 30	379.8	379.8

Retained Earnings
Balance at January 1	2,990.7	2,775.3
Net Income	373.0	275.1
Dividends Declared - Common Stock	(125.3)	(112.4)
Dividends Declared - Preferred Stock	—	(.6)
Stock Issued - Incentive Plan and Awards	(20.1)	(25.6)

Balance at September 30	3,218.3	2,911.8

Accumulated Other Comprehensive Income
Balance at January 1	(8.9)	7.1
Other Comprehensive Income (Loss)	(5.4)	(6.3)

Balance at September 30	(14.3)	.8

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	88.6	118.2
Stock Issuable, net of Stock Issued	(16.0)	(18.7)

Balance at September 30	72.6	99.5

Deferred Compensation
Balance at January 1	(26.4)	(40.2)
Compensation Deferred	(11.4)	(7.5)
Compensation Amortized	9.8	14.7

Balance at September 30	(28.0)	(33.0)

Treasury Stock
Balance at January 1	(368.5)	(360.4)
Stock Options and Awards	84.1	71.9
Stock Purchased	(118.5)	(70.1)

Balance at September 30	(402.9)	(358.6)

Total Stockholders’ Equity at September 30	$3,225.5	$3,000.3

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
($ In Millions)	2004	2003
Cash Flows from Operating Activities:
Net Income	$373.0	$275.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	(5.0)	17.5
Depreciation on Buildings and Equipment	61.0	61.7
(Increase) Decrease in Receivables	20.7	(34.0)
Decrease in Interest Payable	(7.7)	(11.3)
Amortization and Accretion of Securities and Unearned Income	(75.8)	(84.7)
Severance Costs Relating to Staff Reductions, net	(5.8)	10.5
Reduction in Office Space Leased and Owned, net	(.8)	18.2
Loss on Sale of NTRC Assets	—	20.2
Gain on Sale of Higgins Road Branch Assets	—	(17.8)
Amortization and Retirement of Computer Software	61.4	73.4
Amortization of Other Intangibles	7.3	7.9
Net Decrease in Trading Account Securities	5.2	3.6
Other Operating Activities, net	162.1	187.3

Net Cash Provided by Operating Activities	595.6	527.6

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	2.7	128.1
Net (Increase) Decrease in Time Deposits with Banks	(2,347.7)	36.8
Net (Increase) Decrease in Other Interest-Bearing Assets	14.0	(19.3)
Purchases of Securities-Held to Maturity	(143.0)	(161.1)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	56.1	44.6
Purchases of Securities-Available for Sale	(10,371.6)	(16,154.6)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	13,011.1	13,776.6
Net Decrease in Loans and Leases	148.1	169.8
Purchases of Buildings and Equipment	(34.2)	(66.6)
Purchases and Development of Computer Software	(61.5)	(80.8)
Net (Increase) Decrease in Trust Security Settlement Receivables	(64.3)	290.2
Decrease in Cash Due to Acquisitions	(4.2)	(126.5)
Proceeds from Sale of Subsidiary and Branch Assets	—	35.4
Other Investing Activities, net	(94.6)	(482.9)

Net Cash Provided by (Used in) Investing Activities	110.9	(2,610.3)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	2,347.8	(408.1)
Net Increase (Decrease) in Federal Funds Purchased	(1,334.8)	1,988.6
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(697.5)	132.2
Net Increase in Commercial Paper	3.1	3.3
Net Decrease in Short-Term Other Borrowings	(114.6)	(655.1)
Proceeds from Term Federal Funds Purchased	634.1	3,590.2
Repayments of Term Federal Funds Purchased	(637.7)	(3,605.2)
Proceeds from Senior Notes & Long-Term Debt	—	200.0
Repayments of Senior Notes & Long-Term Debt	(.9)	(100.8)
Treasury Stock Purchased	(115.7)	(67.3)
Net Proceeds from Stock Options	24.8	13.3
Cash Dividends Paid on Common Stock	(125.4)	(112.5)
Cash Dividends Paid on Preferred Stock	—	(.8)
Redemption of Preferred Stock	—	(120.0)
Other Financing Activities, net	(7.4)	(21.9)

Net Cash Provided by (Used in) Financing Activities	(24.2)	835.9

Increase (Decrease) in Cash and Due from Banks	682.3	(1,246.8)
Cash and Due from Banks at Beginning of Year	1,595.9	2,672.2

Cash and Due from Banks at End of Period	$2,278.2	$1,425.4

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$388.2	$398.6
Income Taxes Paid	131.7	62.7

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of September 30, 2004 and 2003, have not been audited by the Corporation’s independent public accountants. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. As discussed in Note 3 of this Report, as a result of its disposition on June 15, 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for all periods presented have been shown as discontinued operations in the consolidated statement of income. Certain other reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders.

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

In May 2004, the FASB issued Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 also requires employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The disclosures required by this statement are included in Note 11.

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

In the nine months ended September 30, 2004, pre-tax income from discontinued operations of $.6 million was recorded primarily as a result of a change in the original estimates used to calculate the loss on the disposal of certain assets that were not transferred in the sale.

4. Securities - The following table summarizes the book and fair values of securities.

	September 30, 2004		December 31, 2003		September 30, 2003
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Held to Maturity
Obligations of States and Political Subdivisions	$906.7	$948.6	$851.2	$896.3	$847.2	$893.0
Federal Agency	12.4	12.5	10.2	10.2	7.4	7.5
Other	208.4	203.3	180.1	175.1	154.2	149.1

Subtotal	1,127.5	1,164.4	1,041.5	1,081.6	1,008.8	1,049.6

Available for Sale
U.S. Government	57.0	57.0	103.3	103.3	103.9	103.9
Obligations of States and Political Subdivisions	33.3	33.3	33.0	33.0	33.2	33.2
Federal Agency	4,417.3	4,417.3	7,756.2	7,756.2	7,457.9	7,457.9
Preferred Stock	69.1	69.1	79.1	79.1	80.8	80.8
Other	1,036.1	1,036.1	450.8	450.8	413.7	413.7

Subtotal	5,612.8	5,612.8	8,422.4	8,422.4	8,089.5	8,089.5

Trading Account	2.2	2.2	7.4	7.4	4.1	4.1

Total Securities	$6,742.5	$6,779.4	$9,471.3	$9,511.4	$9,102.4	$9,143.2

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	September 30, 2004
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$906.7	$43.2	$1.3	$948.6
Federal Agency	12.4	.2	.1	12.5
Other	208.4	.2	5.3	203.3

Total	$1,127.5	$43.6	$6.7	$1,164.4

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	September 30, 2004
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$57.0	$—	$—	$57.0
Obligations of States and Political Subdivisions	30.6	2.7	—	33.3
Federal Agency	4,408.6	9.6	.9	4,417.3
Preferred Stock	69.1	—	—	69.1
Other	1,035.5	.6	—	1,036.1

Total	$5,600.8	$12.9	$.9	$5,612.8

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2004	December 31, 2003	September 30, 2003
Domestic
Residential Real Estate	$8,043.4	$7,975.3	$7,822.8
Commercial	3,262.7	3,405.3	3,646.0
Broker	28.6	7.0	6.8
Commercial Real Estate	1,324.5	1,297.1	1,280.4
Personal	2,691.7	2,699.9	2,477.2
Other	522.8	743.9	676.6
Lease Financing	1,247.3	1,228.0	1,268.6

Total Domestic	17,121.0	17,356.5	17,178.4
International	578.4	457.3	739.7

Total Loans and Leases	$17,699.4	$17,813.8	$17,918.1
Reserve for Credit Losses Assigned to Loans and Leases	(140.4)	(149.2)	(164.9)

Net Loans and Leases	$17,559.0	$17,664.6	$17,753.2

At September 30, 2004, other domestic and international loans included $682.5 million of overnight trust-related advances, compared with $672.2 million at December 31, 2003 and $810.2 million at September 30, 2003.

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases (continued)

At September 30, 2004, nonperforming loans and leases totaled $64.2 million. Included in this amount were loans with a recorded investment of $62.7 million (net of $12.0 million in charge-offs) that were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $2.9 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $59.8 million (net of $7.2 million in charge-offs) had an allocated reserve of $30.9 million. For the third quarter of 2004, the total recorded investment in impaired loans averaged $63.6 million. There was approximately $12 thousand of interest income recorded on impaired loans for the three months ended September 30, 2004.

At September 30, 2003, nonperforming loans and leases totaled $99.8 million and included $97.3 million (net of $19.8 million in charge-offs) of impaired loans. Of these impaired loans, $12.6 million (net of $9.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $84.7 million (net of $10.0 million in charge-offs) had an allocated reserve of $44.6 million. Total recorded investment in impaired loans for the third quarter of 2003 averaged $96.4 million. There was $99 thousand of interest income recognized on such loans for the three months ended September 30, 2003.

At September 30, 2004, residential real estate loans totaling $2.4 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $9.0 million at September 30, 2004. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At September 30, 2004, legally binding commitments to extend credit totaled $16.0 billion, compared with $16.5 billion at December 31, 2003 and September 30, 2003.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2004	2003	2004	2003
Balance at Beginning of Period	$151.4	$172.7	$157.2	$168.5
Charge-Offs	(1.5)	(5.9)	(6.2)	(17.3)
Recoveries	.2	.9	4.1	4.0

Net Charge-Offs	(1.3)	(5.0)	(2.1)	(13.3)
Provision for Credit Losses	—	5.0	(5.0)	17.5

Balance at End of Period	$150.1	$172.7	$150.1	$172.7

Reserve for Credit Losses Assigned to:
Loans and Leases	$140.4	$164.9	$140.4	$164.9
Unfunded Commitments, Standby Letters of Credit and Derivatives	9.7	7.8	9.7	7.8

Total Reserve for Credit Losses	$150.1	$172.7	$150.1	$172.7

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

Notes to Consolidated Financial Statements (continued)

7. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended September 30, 2004.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at June 30, 2004	$141.7	$57.9	$199.6
Goodwill Acquired – Legacy South	—	.4	.4

Balance at September 30, 2004	$141.7	$58.3	$200.0

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2004 and September 30, 2003, was as follows:

	September 30
	2004		2003
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets- Subject to Amortization	$115.3	$76.9	$114.3	$67.2

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $2.4 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively. Amortization for the remainder of 2004 and for the years 2005, 2006, 2007 and 2008 is estimated to be $2.5 million, $8.8 million, $8.5 million, $6.2 million and $4.3 million, respectively.

Notes to Consolidated Financial Statements (continued)

8. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at September 30, 2004 and 2003, and changes during the three and nine-month periods then ended, presented on an after-tax basis.

	Three Months Ended September 30, 2004
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$(2.4)	$2.8	$(1.1)	$(.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(2.4)	2.8	(1.1)	(.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.2)	(4.3)	1.6	(3.9)
Less: Reclassification Adjustments	—	(4.9)	1.8	(3.1)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.2)	.6	(.2)	(.8)
Foreign Currency Translation Adjustments	(.7)	(.1)	—	(.8)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(16.3)	$3.3	$(1.3)	$(14.3)

	Three Months Ended September 30, 2003
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$(4.1)	$1.5	$3.1
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	(4.1)	1.5	3.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.4	1.3	(.4)	3.3
Less: Reclassification Adjustments	—	2.2	(.8)	1.4

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.4	(.9)	.4	1.9
Foreign Currency Translation Adjustments	(.1)	(.1)	—	(.2)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$4.0	$(5.1)	$1.9	$.8

	Nine Months Ended September 30, 2004
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$2.7	$(5.2)	$1.8	$(.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.7	(5.2)	1.8	(.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(4.9)	1.9	(2.7)
Less: Reclassification Adjustments	—	(3.1)	1.2	(1.9)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(1.8)	.7	(.8)
Foreign Currency Translation Adjustments	.1	(1.5)	.6	(.8)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(8.9)	$(8.5)	$3.1	$(14.3)

	Nine Months Ended September 30, 2003
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$5.7	$(4.0)	$1.4	$3.1
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	5.7	(4.0)	1.4	3.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	3.2	(1.1)	7.9
Less: Reclassification Adjustments	—	9.6	(3.6)	6.0

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	5.8	(6.4)	2.5	1.9
Foreign Currency Translation Adjustments	(.4)	.4	(.2)	(.2)
Minimum Pension Liability	(4.0)	—	—	(4.0)

Accumulated Other Comprehensive Income	$7.1	$(10.0)	$3.7	$.8

Notes to Consolidated Financial Statements (continued)

9. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2004	2003	2004	2003
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	219,234,285	220,263,066	219,719,511	220,311,056
Reported Income from Continuing Operations	$114.7	$114.8	$372.7	$292.8
Less: Dividends on Preferred Stock	—	—	—	(.7)

Income from Continuing Operations Applicable to Common Stock	$114.7	$114.8	$372.7	$292.1
Reported Basic Income from Continuing Operations Per Common Share	$.52	$.52	$1.70	$1.33

Income (Loss) from Discontinued Operations	$—	$(1.0)	$.3	$(17.7)
Basic Income (Loss) from Discontinued Operations Per Common Share	$—	$—	$—	$(.08)

Net Income Applicable to Common Stock	$114.7	$113.8	$373.0	$274.4
Basic Net Income Per Common Share	$.52	$.52	$1.70	$1.25

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	219,234,285	220,263,066	219,719,511	220,311,056
Plus Dilutive Potential Common Shares:
Stock Options	2,134,978	2,990,548	2,624,424	2,359,854
Stock Incentive Plans *	1,107,951	1,398,963	1,055,131	1,311,275

Average Common and Potential Common Shares	222,477,214	224,652,577	223,399,066	223,982,185
Income from Continuing Operations Applicable to Common Stock	$114.7	$114.8	$372.7	$292.1
Reported Diluted Income from Continuing Operations Per Common Share	$.52	$.51	$1.67	$1.31

Income (Loss) from Discontinued Operations	$—	$(1.0)	$.3	$(17.7)
Diluted Income (Loss) from Discontinued Operations Per Common Share	$—	$—	$—	$(.08)

Net Income Applicable to Common Stock	$114.7	$113.8	$373.0	$274.4
Diluted Net Income Per Common Share	$.52	$.51	$1.67	$1.23

*	Includes dilutive potential shares of common stock related to restricted stock and stock unit awards subject to vesting requirements. Refer to Note 22, “Stock-Based Compensation Plans” on pages 82 through 84 of the Corporation’s 2003 Annual Report to Shareholders.

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

Third quarter 2003 noninterest expenses included pre-tax charges totaling $6.2 million. Of this amount, $2.8 million reflected reductions in the amount of required leased office space and $3.4 million related to asset retirements resulting from the replacement of software applications.

Changes in the other liabilities line item on the consolidated balance sheet related to these actions were as follows:

(In Millions)	Severance	Office Space	Total
Liabilities:
Established in 2003	$24.0	$18.7	$42.7
Cash Payments in 2003	(16.3)	(1.2)	(17.5)

Balance at December 31, 2003	$7.7	$17.5	$25.2
Adjustments to Original Reserve	(1.2)	1.2	—
Cash Payments in 2004	(4.6)	(2.0)	(6.6)

Balance at September 30, 2004	$1.9	$16.7	$18.6

11. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the domestic qualified and nonqualified pension benefit plans and the other postretirement plan for the three- and nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30		Nine Months Ended September 30
Net Periodic Pension Expense Qualified Plan (In Millions)	2004	2003	2004	2003
Service Cost	$5.4	$4.4	$16.2	$13.2
Interest Cost	5.8	5.1	17.4	15.3
Expected Return on Plan Assets	(8.1)	(6.9)	(24.3)	(20.7)
Amortization:
Net Loss	1.9	.6	5.7	1.8
Prior Service Cost (Benefit)	—	—	—	—

Net Periodic Pension Expense	$5.0	$3.2	$15.0	$9.6

	Three Months Ended September 30		Nine Months Ended September 30
Net Periodic Pension Expense Nonqualified Plan (In Millions)	2004	2003	2004	2003
Service Cost	$.5	$.5	$1.5	$1.5
Interest Cost	.7	.7	2.1	2.1
Expected Return on Plan Assets	—	—	—	—
Amortization:
Net Loss	.6	.6	1.8	1.8
Prior Service Cost (Benefit)	—	—	—	—

Net Periodic Pension Expense	$1.8	$1.8	$5.4	$5.4

Notes to Consolidated Financial Statements (continued)

11. Pension and Other Postretirement Plans (continued)

	Three Months Ended September 30		Nine Months Ended September 30
Net Periodic Benefit Expense Other Postretirement Plan (In Millions)	2004	2003	2004	2003
Service Cost	$.4	$.4	$1.2	$1.2
Interest Cost	.7	.7	2.2	2.1
Amortization:
Transition Obligation	.1	.1	.3	.3
Net Loss	.1	.2	.6	.6

Net Periodic Benefit Expense	$1.3	$1.4	$4.3	$4.2

For the nine months ended September 30, 2004, Northern Trust made $55.0 million in contributions to its qualified pension plan. The nonqualified plan made benefit payments totaling $1.2 million and $3.5 million, respectively, for the three- and nine-month periods ended September 30, 2004. These payments are estimated to be approximately $3.8 million for all of 2004. The postretirement health care plan made benefit payments totaling $1.1 million and $3.0 million, respectively, for the three- and nine-month periods ended September 30, 2004. These payments are estimated to be approximately $3.7 million for all of 2004.

“The Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act) expands Medicare coverage, primarily by adding a voluntary prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored prescription drug program to potentially reduce program costs. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. Northern Trust anticipates that future benefit payments will be lower as a result of the new Medicare provision.

As permitted by FSP 106-2, Northern Trust made a one-time election in the third quarter to account for the prescription drug subsidy retrospectively. This action is expected to have a favorable impact on 2004 net periodic benefit expense for the medical post-retirement plan of $.2 million and the Accumulated Postretirement Benefit Obligation of $2.0 million. These amounts are based on preliminary estimates that depend on regulatory interpretations not yet available, and therefore, are subject to change.

Notes to Consolidated Financial Statements (continued)

12. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of September 30, 2004, shares available for future grant under the 2002 Plan totaled 11,238,562.

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

Pro forma information regarding net income and earnings per share is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.13% and 3.94%; dividend yields of 2.54% and 2.08%; volatility factors of the expected market price of the Corporation’s common stock of 33.8% and 33.5%; and a weighted average expected life of the options of 5.5 years and 6.1 years.

The weighted average fair value of options granted in 2004 and 2003 was $13.65 per share and $10.40 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ six-month to four-year vesting periods.

The Corporation’s pro forma information follows.

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions Except per Share Information)	2004	2003	2004	2003
Net Income as Reported	$114.7	$113.8	$373.0	$275.1
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.0	3.1	9.1	9.8
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(8.0)	(13.2)	(30.6)	(49.8)

Pro Forma Net Income	$108.7	$103.7	$351.5	$235.1

Earnings Per Share as Reported:
Basic	$.52	$.52	$1.70	$1.25
Diluted	.52	.51	1.67	1.23
Pro Forma Earnings Per Share:
Basic	$.50	$.47	$1.60	$1.06
Diluted	.49	.46	1.57	1.04

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on September 30, 2004, $2.5 billion on December 31, 2003 and $2.6 billion on September 30, 2003. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments was $4.5 million at September 30, 2004, $4.4 million at December 31, 2003 and $3.6 million at September 30, 2003.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $97.9 billion at September 30, 2004, $74.0 billion at December 31, 2003 and $65.6 billion at September 30, 2003. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at September 30, 2004, December 31, 2003 or September 30, 2003 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities (continued)

In 2003, a putative class action was filed against Northern Trust Bank of California N.A. (later adding the Corporation) seeking class-wide reimbursement, with interest and punitive damages, for approximately 300 trust accounts that were allegedly charged fees in excess of fee provisions in the underlying trust documents. Virtually all of the trust accounts in the putative class were purchased in 1992 by the California bank from Trust Services of America, Inc., then a subsidiary of CalFed. Prior to the filing of this class action, the California bank had begun to file petitions seeking review and approval from the California probate court of reimbursements to these accounts, and 79 such petitions have already been approved with reimbursements for those accounts totaling approximately $2.5 million. During the second quarter 2004, the court dismissed the Corporation from the suit on jurisdictional grounds, but allowed most of the claims to proceed against the California bank, including claims challenging the previously approved petitions. On August 10, 2004, the Corporation announced that the California bank had entered into a settlement in principle to resolve the putative class action. The settlement remains subject to negotiation of a final written agreement and court approval. Upon final approval of the settlement, the California bank will pay approximately $21 million. The settlement, including estimated associated costs, resulted in a third quarter 2004 pre-tax charge of $17.0 million.

One subsidiary of the Corporation has been named as a defendant in several Enron-related class action suits that have been consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including The Northern Trust Company (Bank) in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit makes claims, inter alia, for breach of fiduciary duty to the plan participants, and seeks equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continue to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. The trial date currently is scheduled for fall 2006. The Corporation and the Bank will continue to defend this action vigorously. In June 2003, after conducting an extensive investigation, which included the Bank and NTRC, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. In another matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities (continued)

the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. The Corporation and the Bank will defend these actions vigorously.

14. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $9.9 billion on September 30, 2004, $10.1 billion on December 31, 2003 and $9.7 billion on September 30, 2003. Included in the September 2004 pledged assets were securities available for sale of $1.0 billion, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2004, December 31, 2003 and September 30, 2003 was $406.7 million, $407.2 million and $380.5 million, respectively. The fair value of repledged collateral as of September 30, 2004, December 31, 2003 and September 30, 2003 was zero, $50.4 million and $35.8 million, respectively. Repledged collateral was used in other agreements to repurchase securities sold transactions.

15. Business Units - The table on page 26, reflecting the earnings contribution of Northern Trust’s business units for the three- and nine-month periods ended September 30, 2004, is incorporated by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis was $.52 for the third quarter, an increase of 2% from $.51 per share earned in last year’s third quarter. Net income increased 1% to $114.7 million from $113.8 million earned in the third quarter of last year. These results were reduced by an after-tax charge of $10.6 million, or $.05 earnings per share, for a proposed litigation settlement relating to the Northern Trust Bank of California N.A. This performance produced an annualized return on average common equity (ROE) of 14.40% versus 15.40% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.13% versus 1.15% in 2003.

As a result of its disposition in June 2003, the operating results of Northern Trust Retirement Consulting, L.L.C. (NTRC) for all periods presented are shown as discontinued operations in Northern Trust’s consolidated statement of income.

Revenues stated on a fully taxable equivalent basis of $560.0 million were up 4% from $538.8 million in last year’s third quarter, while expenses increased 9%. The current quarter operating expenses were negatively impacted by a pre-tax charge of approximately $17.0 million related to the proposed litigation settlement. The quarterly performance benefited from an increase in trust fees, higher net interest income, and continued strength in the quality of our loan portfolio, offset by lower foreign exchange trading results.

Noninterest Income

Noninterest income totaled $407.4 million for the quarter, up 4% from $391.4 million reported last year, and accounted for 73% of total taxable equivalent revenue. Trust fees were $327.5 million in the quarter, up 8% compared with $304.0 million in the third quarter of last year and represented 58% of total taxable equivalent revenue. The increase in trust fees resulted primarily from new business and improved equity markets. The components of noninterest income for the third quarters of 2004 and 2003 are listed in the following table:

	Three Months Ended September 30
Noninterest Income (In Millions)	2004	2003
Trust Fees	$327.5	$304.0
Foreign Exchange Trading Profits	26.5	28.9
Treasury Management Fees	22.4	24.1
Security Commissions and Trading Income	11.4	13.7
Other Operating Income	19.6	20.7

Total Noninterest Income	$407.4	$391.4

Noninterest Income (continued)

Assets under administration totaled a record $2.40 trillion at September 30, 2004. This represents an increase in assets under administration of 12% from December 31, 2003 and 25% from September 30, 2003. Assets under management also reached a new high and totaled $534.6 billion compared with $435.7 billion at September 30, 2003. As of current quarter-end, managed assets were invested 40% in equities, 19% in fixed-income securities and 41% in cash and other assets.

Consolidated Trust Assets Under Administration (In Billions)	September 30, 2004	December 31, 2003	September 30, 2003
Corporate & Institutional	$428.9	$374.3	$336.7
Personal	105.7	104.3	99.0

Total Managed Trust Assets	534.6	478.6	435.7

Corporate & Institutional	1,769.4	1,585.8	1,399.5
Personal	99.7	90.7	81.8

Total Non-Managed Trust Assets	1,869.1	1,676.5	1,481.3

Consolidated Trust Assets Under Administration	$2,403.7	$2,155.1	$1,917.0

Trust fees are generally based on the market value of assets managed and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) trust relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust fees. Based on prior analysis and current trust asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust fees of approximately 4% and total revenues of approximately 2%.

Trust fees from Corporate & Institutional Services (C&IS) in the quarter were up 9% to $165.1 million, reflecting new business and improved equity markets. Custody fees increased 18% to $68.5 million for the quarter, driven by strong growth in global custody revenues. Fees from asset management grew 5% to $57.1 million. Securities lending fees increased 1% to $25.5 million, reflecting higher lending volumes, partially offset by lower spreads earned on the investment of collateral.

C&IS assets under administration totaled $2.20 trillion at September 30, 2004 compared with $1.74 trillion at September 30, 2003. Assets under administration include $867.8 billion of global custody assets, an increase of 31% compared with $660.7 billion one year ago. C&IS assets under management totaled $428.9 billion compared with $336.7 billion at September 30, 2003. As of current quarter-end, C&IS managed assets were invested 37% in equities, 15% in fixed-income securities and 48% in cash and other assets.

Noninterest Income (continued)

Trust fees from Personal Financial Services (PFS) in the quarter increased 6% and totaled $162.4 million. The increase in PFS trust fees resulted primarily from new business and improved equity markets. Revenue growth was broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in trust fees. Personal trust assets under administration totaled $205.4 billion at September 30, 2004 compared with $180.8 billion at September 30, 2003. Of the total trust assets under administration, $105.7 billion is managed by Northern Trust compared with $99.0 billion at September 30, 2003. As of current quarter-end, PFS managed assets were invested 50% in equities, 38% in fixed-income securities and 12% in cash and other assets.

Foreign exchange trading profits were $26.5 million in the quarter compared with $28.9 million in the third quarter of last year, reflecting reduced volatility in the major currencies. Treasury management fees in the quarter were $22.4 million compared with $24.1 million in the same quarter last year. Revenues from security commissions and trading income were $11.4 million compared with $13.7 million recorded in the prior year quarter. Other operating income, the components of which are listed below, was $19.6 million for the third quarter compared with $20.7 million in the same period last year.

	Three Months Ended September 30
Other Operating Income (In Millions)	2004	2003
Loan Service Fees	$5.5	$5.9
Banking Service Fees	8.0	8.2
Other Income	6.1	6.6

Total Other Operating Income	$19.6	$20.7

Net Interest Income

Net interest income for the quarter totaled $139.0 million, 3% higher than the $134.3 million reported in the third quarter of 2003. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter stated on a FTE basis totaled $152.6 million, up 4% from $147.4 million from the prior year quarter. The improvement resulted primarily from a $1.4 billion increase in average earning assets, funded in large part by a 17% increase in net noninterest-related funds. The net interest margin decreased slightly to 1.66% from 1.67% in the prior year quarter. The change was due primarily to a decline in the average yield of the residential mortgage loan portfolio attributable to the prior year refinancing activity and the growth in lower margin short-term money market assets, offset in part by the higher level of noninterest-related funding. Total average earning assets of $36.5 billion were 4% higher than a year ago with the increase concentrated in money market assets. Average loans were virtually unchanged from a year ago at $17.5 billion.

Average domestic loans outstanding during the quarter, at $17.0 billion, were 1% below the $17.1 billion in the third quarter of last year, while average international loans increased $149 million from a year ago to $533 million. Residential mortgages averaged $8.0 billion in the quarter, up 3% from the prior year’s third quarter and represented 46% of the total average loan portfolio. Commercial and industrial loans averaged $3.2 billion, down 14% from $3.8 billion last year, while personal loans increased 7% to average $2.6 billion compared with last year’s third quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $21.2 billion, up 9% from the third quarter of 2003. Foreign office time deposits increased $1.4 billion, up 14% as a result of global custody activity, while retail deposit levels increased $350 million due primarily to higher balances in money market deposit accounts, offset in part by a reduction in savings certificates. Other interest-related funds averaged $9.1 billion in the quarter compared with $10.5 billion in last year’s third quarter due primarily to lower levels of federal funds purchased and securities sold under agreements to repurchase. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets increased 17% from the prior year, averaging $6.2 billion.

Provision for Credit Losses

The reserve for credit losses at September 30, 2004 was $150.1 million compared with $151.4 million at the previous quarter-end. There was no provision for credit losses and net charge-offs were $1.3 million in the quarter. The provision for the prior year third quarter was $5.0 million and net charge-offs totaled $5.0 million. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 32.

Noninterest Expenses

Noninterest expenses totaled $377.8 million for the quarter, up 9% from $347.4 million in the year-ago quarter. The current quarter includes a pre-tax charge of $17.0 million related to the proposed litigation settlement, including estimated associated costs. The components of noninterest expenses and a discussion of significant changes from the prior year quarter are provided below.

	Three Months Ended September 30
Noninterest Expenses (In Millions)	2004	2003
Compensation	$161.7	$157.9
Employee Benefits	33.5	32.9
Occupancy Expense	30.5	29.3
Equipment Expense	21.4	21.5
Other Operating Expenses	130.7	105.8

Total Noninterest Expenses	$377.8	$347.4

Compensation and employee benefit expenses totaled $195.2 million. This compares with $190.8 million last year. Current period compensation expense reflects annual salary increases offset in part by lower incentive compensation. Employee benefit expenses increased as a result of higher pension and health care costs. These increases were offset by a reduction in the accrual for the performance-based portion of the Employee Stock Ownership Plan. Compensation and employee benefit expense increases were partially offset by lower staffing levels. Staff on a full-time equivalent basis at September 30, 2004 totaled 7,980 compared with 8,094 a year ago.

Net occupancy expense totaled $30.5 million compared with $29.3 million in the third quarter of 2003. The increase in occupancy expense reflects higher net rental costs. The prior year quarter included a $2.8 million charge to rent expense associated with reduced leased office space needs essentially offset by real estate tax refunds.

Equipment expense, comprised of depreciation, rental and maintenance costs totaled $21.4 million, down 1% from $21.5 million reported in the third quarter of 2003. Lower levels of rental and maintenance of computer hardware and equipment were offset by increases in data line lease costs.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $130.7 million compared with $105.8 million last year. The current quarter includes the $17.0 million proposed litigation settlement while the prior year quarter included $3.4 million related to asset retirements resulting from the replacement of software applications. The majority of the remaining increase resulted from higher subcustodian and sub-advisor fees related to higher volumes and new business, and increased business promotion and advertising efforts. The components of other operating expenses were as follows:

	Three Months Ended September 30
Other Operating Expenses (In Millions)	2004	2003
Outside Services Purchased	$57.8	$49.6
Software Amortization and Other Costs	26.2	25.2
Business Promotion	10.5	8.4
Other Intangibles Amortization	2.4	2.9
Software Asset Retirements	—	3.4
Litigation Settlement and Related Costs	17.0	—
Other Expenses	16.8	16.3

Total Other Operating Expenses	$130.7	$105.8

Provision for Income Taxes

The provision for income taxes was $53.9 million for the third quarter compared with $58.5 million in the year-ago quarter. The lower tax provision in 2004 primarily reflects lower pre-tax earnings, as well as changes in where income was earned, which reduced overall state income tax requirements. The effective income tax rate for the quarter was 32.0% compared with 33.8% in the third quarter of 2003.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three- and nine-month periods ended September 30, 2004 and 2003.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated

Results of Operations Three Months ($ In Millions)	2004	2003	2004	2003	2004	2003	2004	2003
Noninterest Income
Trust Fees	$165.1	$151.5	$162.4	$152.5	$—	$—	$327.5	$304.0
Other	53.7	59.8	23.1	26.4	3.1	1.2	79.9	87.4
Net Interest Income *	44.5	37.5	112.3	108.8	(4.2)	1.1	152.6	147.4
Provision for Credit Losses	.4	(7.0)	(.4)	12.0	—	—	—	5.0
Noninterest Expenses	168.6	162.3	195.7	173.4	13.5	11.7	377.8	347.4

Income before Income Taxes*	94.3	93.5	102.5	102.3	(14.6)	(9.4)	182.2	186.4
Provision for Income Taxes*	36.6	36.3	39.7	39.1	(8.8)	(3.8)	67.5	71.6

Income from Continuing Operations	$57.7	$57.2	$62.8	$63.2	$(5.8)	$(5.6)	$114.7	$114.8
Loss from Discontinued Operations	—	(1.0)	—	—	—	—	—	(1.0)

Net Income	$57.7	$56.2	$62.8	$63.2	$(5.8)	$(5.6)	$114.7	$113.8

Percentage of Net Income Contribution	50%	49%	55%	56%	(5)%	(5)%	100%	100%

Average Assets	$20,397.0	$16,924.0	$16,196.7	$15,855.9	$3,774.4	$6,537.8	$40,368.1	$39,317.7

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $13.6 million for 2004 and $13.1 million for 2003.

Note: Certain reclassifications have been made to 2003 financial information to conform to the current year presentation.

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated

Results of Operations Nine Months ($ In Millions)	2004	2003	2004	2003	2004	2003	2004	2003
Noninterest Income
Trust Fees	$507.6	$435.0	$484.0	$443.5	$—	$—	$991.6	$878.5
Other	204.5	175.4	69.8	90.8	6.6	3.4	280.9	269.6
Net Interest Income *	125.2	116.0	330.3	328.7	(4.7)	6.3	450.8	451.0
Provision for Credit Losses	(2.9)	(10.5)	(2.1)	28.0	—	—	(5.0)	17.5
Noninterest Expenses	519.4	515.5	566.6	549.3	46.5	44.6	1,132.5	1,109.4

Income before Income Taxes*	320.8	221.4	319.6	285.7	(44.6)	(34.9)	595.8	472.2
Provision for Income Taxes*	124.8	86.1	123.8	109.7	(25.5)	(16.4)	223.1	179.4

Income from Continuing Operations	$196.0	$135.3	$195.8	$176.0	$(19.1)	$(18.5)	$372.7	$292.8
Income (Loss) from Discontinued Operations	.3	(17.7)	—	—	—	—	.3	(17.7)

Net Income	$196.3	$117.6	$195.8	$176.0	$(19.1)	$(18.5)	$373.0	$275.1

Percentage of Net Income Contribution	53%	43%	52%	64%	(5)%	(7)%	100%	100%

Average Assets	$20,312.4	$16,719.2	$16,121.4	$15,924.5	$3,863.6	$5,809.9	$40,297.4	$38,453.6

*	Stated on a fully taxable equivalent basis (FTE). Total includes FTE adjustments of $40.3 million for 2004 and $39.0 million for 2003.

Note: Certain reclassifications have been made to 2003 financial information to conform to the current year presentation.

Corporate and Institutional Services

C&IS net income for the third quarter totaled $57.7 million compared with $56.2 million reported in 2003. Included in the above are the operating results of NTRC that have been classified and shown as discontinued operations for all periods presented. NTRC reported a net loss from operations of $1.0 million in the third quarter of 2003. Noninterest income from continuing operations was $218.8 million, up 4% from $211.3 million in last year’s third quarter. Trust fees in the quarter were up 9% to $165.1 million, reflecting new business and improved equity markets. Custody fees increased 18% to $68.5 million for the quarter, driven by strong growth in global custody revenues. Fees from asset management grew 5% to $57.1 million. Securities lending fees increased 1% to $25.5 million, reflecting higher lending volumes, partially offset by lower spreads earned on the investment of collateral. Other noninterest income was $53.7 million compared with $59.8 million in last year’s third quarter. Lower levels of foreign exchange trading profits and treasury management fees were the primary cause for the decline.

Net interest income stated on a FTE basis was $44.5 million, up 19% from $37.5 million in last year’s third quarter. Net interest income was positively impacted by a $3.2 billion or 22% increase in average earning assets. The increase was concentrated in short-term money market assets, offset in part by a 3% reduction in average loans outstanding. The net interest margin fell to .98% for the current quarter from 1.00% in last year’s third quarter. The net interest spread and margin were both negatively impacted by the change in the mix of the balance sheet as lower-rate money market assets grew while higher yielding loans declined.

The $.4 million provision for credit losses in the current quarter compares with a negative $7.0 million provision in the third quarter of last year. The negative provision in 2003 resulted primarily from the net impact of principal repayments and credit quality improvements. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 4% and totaled $168.6 million for the third quarter. Increases in compensation expense resulting from annual salary increases and higher performance-based pay, costs associated with business promotion and advertising efforts, and fees for other professional services contributed to the overall increase in operating expenses.

Personal Financial Services

PFS net income for the quarter was $62.8 million, down slightly from $63.2 million reported a year ago. Trust fees increased 6% and totaled $162.4 million. The increase in PFS trust fees resulted primarily from new business and improved equity markets. Revenue growth was broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in trust fees. Other operating income totaled $23.1 million compared with $26.4 million in the prior year quarter. The decrease from the prior year was due to lower revenues from security commissions and trading income and treasury management fees.

Net interest income stated on a FTE basis, was $112.3 million in the quarter compared with $108.8 million in the prior year’s third quarter. These results reflect a 2% increase in average earning assets that was split between loans and money market assets and an increase in the net interest margin from 2.85% last year to 2.88% in the current quarter.

The negative $.4 million provision for credit losses, down from $12.0 million last year, was due primarily to the improved credit quality of certain commercial loans. Total noninterest expenses of PFS, which include both the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 13% to $195.7 million from $173.4 million in last year’s third quarter. The current quarter includes a charge of approximately $17.0 million related to the proposed litigation settlement, including estimated associated costs. Higher compensation expense resulting from annual salary increases, increased occupancy expense related to the remodeling and expansion of existing locations, and higher allocations for product and operating support contributed to the overall increase in operating expenses.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the third quarter was a negative $4.2 million compared with $1.1 million in the year-ago quarter. The decline in net interest income resulted from the decrease in the net interest margin, due in large part to the continued decline in the yield on the residential mortgage loan portfolio resulting from refinancing activity over the past year. Noninterest expenses totaled $13.5 million for the quarter compared with $11.7 million in the year-ago period, which included the charge associated with a reduction in office space. The increase after adjusting for the prior year office space charge, reflects costs associated with higher corporate-based executive level compensation plan expenses and fees for other professional services.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.67 was 36% higher than the $1.23 per share reported in 2003. Net income was $373.0 million compared with $275.1 million earned last year. The ROE was 16.00% for the nine months compared with 12.64% last year, while the ROA was 1.24% compared with .96% in the previous year. Total revenues were 8% higher than the prior year while total expenses increased 2%, resulting in a productivity ratio of 152% compared with 144% last year.

As a result of the 2003 second quarter sale of the assets of NTRC, its operating results for all periods presented have been shown as discontinued operations in Northern Trust’s consolidated statement of income. The net income from discontinued operations in the current year totaled $.3 million compared with a $17.7 million net loss in the prior year, which included the $20.2 million pre-tax loss on the sale and NTRC’s net loss from operations.

Revenues stated on a FTE basis of $1.72 billion were up 8% from $1.60 billion last year. Trust fees were $991.6 million for the period, up 13% compared with last year. Trust fees represented 58% of total revenues and total fee-related income represented 74% of total revenues.

Noninterest Income

Trust fees from Corporate & Institutional Services (C&IS) increased 17% to $507.6 million. Custody fees increased 23% to $202.8 million for the period, reflecting strong growth in global custody revenues, while fees from asset management grew 11% to $171.6 million. Securities lending fees totaled $89.7 million compared with $75.4 million last year reflecting higher volumes, partially offset by lower spreads earned on the investment of collateral.

Trust fees from Personal Financial Services (PFS) in the period increased 9% and totaled $484.0 million compared with last year. The increase in PFS trust fees resulted primarily from new business and improved equity markets. Revenue growth was broad-based, with all regions and the Wealth Management Group reporting a year-over-year increase in trust fees.

Foreign exchange trading profits were $115.4 million in the period compared with $82.4 million last year. Treasury management fees were $68.1 million, down 6% from the comparable period last year. Revenues from security commissions and trading income were $38.8 million compared with $41.5 million in the prior year. Other operating income was $58.5 million for the period compared with $73.3 million in the same period last year. The prior year included a $17.8 million gain from the sale of a retail branch.

Net Interest Income

Net interest income for the nine months stated on a fully taxable equivalent basis, totaled $450.8 million, virtually unchanged from the $451.0 million reported in the prior year period. The net interest margin decreased to 1.66% from 1.76% in the prior year due in large part to a decline in the yield on the residential mortgage loan portfolio due to the impact of refinancing activity and the growth in lower margin short-term money market assets. Total average earning assets of $36.2 billion were 6% higher than a year ago with the increase concentrated in money market assets, which were up 26% and averaged $10.8 billion for the period. Average securities decreased 1% to $8.0 billion while average loans were down 1% to $17.4 billion.

Provision for Credit Losses

The 2004 provision for credit losses was a negative $5.0 million compared with $17.5 million required in 2003. Improved credit quality led to the negative provision for the current year. Net charge-offs totaled $2.1 million and represented .02% of average loans compared with $13.3 million or .10% of average loans in 2003.

Noninterest Expenses

Noninterest expenses totaled $1.13 billion for the period, up 2% from a year ago. The prior year included charges for severance, office space and software write-downs, which totaled $54.7 million.

Compensation and employee benefits represented 54% of total operating expenses and totaled $608.7 million. This compared with $595.0 million last year that included $19.5 million in severance-related costs. The current period expenses reflect annual salary increases, higher incentive compensation and increased retirement and health care costs.

Net occupancy expense totaled $92.2 million, down 10% from $102.5 million in the prior year. The prior period included $18.9 million associated with the reduction in leased office space needs. The remainder of the change from the prior year was the result of higher net rental costs, real estate taxes and building maintenance.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $61.9 million, down 7% from $66.6 million in 2003. The current nine-month period reflects lower levels of rental and maintenance of computer hardware and equipment, data line lease costs and reduced depreciation of computer hardware and personal computers.

Noninterest Expenses (continued)

Other operating expenses totaled $369.7 million for the period, up 7% from $345.3 million in 2003. The prior year included the costs associated with the standardization, replacement and elimination of software ($12.9 million) and outplacement benefit charges ($3.4 million). The current period reflects the third quarter charge related to the proposed litigation settlement, in addition to higher insurance premiums, growth driven increases in fees for global custody and asset management sub-advisor services, and higher costs associated with operating risks related to servicing and managing financial assets. These increases were partially offset by lower expenses from strategic initiatives implemented in 2003 to reduce operating costs.

BALANCE SHEET

Total assets at September 30, 2004 were $41.1 billion and averaged $40.4 billion for the third quarter, compared with last year’s average of $39.3 billion. Loans and leases totaled $17.7 billion at September 30, 2004 and averaged $17.5 billion for the third quarter, compared with $17.9 billion at September 30, 2003 and $17.5 billion for the third quarter of last year. Securities totaled $6.7 billion at September 30, 2004 and averaged $7.5 billion for the quarter, compared with $9.1 billion at September 30, 2003 and $8.8 billion on average last year. Money market assets totaled $11.9 billion at September 30, 2004 and averaged $11.5 billion in the third quarter, up 31% from the year-ago quarter.

Common stockholders’ equity increased to $3.23 billion at September 30, 2004 and averaged $3.17 billion for the quarter, up 8% from last year’s third quarter average. The increase primarily reflects the retention of earnings offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 891,251 shares at a cost of $36.6 million. An additional 7.5 million shares are authorized for purchase after September 30, 2004 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at 11.3% for tier 1 capital and 13.8% for total capital at September 30, 2004. These ratios are well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. The leverage ratio (tier 1 capital to third quarter average assets) of 8.1% at September 30, 2004, also exceeded the minimum regulatory requirement of 3%. The Bank’s risk-based capital ratios at September 30, 2004 were 9.4% for tier 1 capital, 12.3% for total capital and 6.6% for the leverage ratio. Each of Northern Trust’s other subsidiary banks had a ratio of 10.6% or higher for tier 1 capital, 11.2% or higher for total risk-based capital, and 8.2% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at September 30, 2004 totaled $64.7 million compared with $67.9 million at June 30, 2004, $80.3 million at December 31, 2003 and $100.2 million at September 30, 2003. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $64.2 million, or .37% of total domestic loans and leases at September 30, 2004, of which $40.5 million relates to two commercial clients that have exposure to asbestos-related claims. At June 30, 2004, December 31, 2003 and September 30, 2003, domestic nonaccrual loans and leases totaled $67.1 million, $80.0 million and $99.8 million, respectively. The $2.9 million decrease in nonperforming loans during the quarter is primarily the result of the charge-off of a commercial loan and net loan repayments.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets and 90 Day Past Due Loans

(In Millions)	September 30, 2004	June 30, 2004	December 31, 2003	September 30, 2003
Nonaccrual Loans
Domestic
Residential Real Estate	$2.4	$4.0	$4.5	$3.5
Commercial	61.4	62.7	75.3	95.9
Commercial Real Estate	.1	.1	.1	.3
Personal	.3	.3	.1	.1
International	—	—	—	—

Total Nonaccrual Loans	64.2	67.1	80.0	99.8
Other Real Estate Owned	.5	.8	.3	.4

Total Nonperforming Assets	$64.7	$67.9	$80.3	$100.2

Total 90 Day Past Due Loans (still accruing)	$12.2	$17.8	$21.0	$15.5

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

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three- and nine-month periods ended September 30, 2004 and September 30, 2003 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at September 30, 2004, June 30, 2004, December 31, 2003 and September 30, 2003.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	September 30, 2004		June 30, 2004		December 31, 2003		September 30, 2003
($ in Millions)	Reserve Amount	Percent Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$32.2	—%	$32.9	—%	$37.0	—%	$44.6	—%

Allocated Inherent Reserve
Residential Real Estate	11.3	45	11.8	45	11.9	45	12.3	44
Commercial	53.1	19	54.6	19	60.9	19	68.3	20
Commercial Real Estate	17.5	8	16.7	7	16.8	7	17.2	7
Personal	5.2	15	5.5	15	5.2	15	4.9	14
Other	—	3	—	4	—	4	—	4
Lease Financing	4.5	7	4.1	7	4.3	7	4.6	7
International	1.7	3	1.7	3	1.6	3	1.7	4

Total Allocated Inherent Reserve	$93.3	100%	$94.4	100%	$100.7	100%	$109.0	100%

Unallocated Inherent Reserve	24.6	—	24.1	—	19.5	—	19.1	—

Total Reserve	$150.1	100%	$151.4	100%	$157.2	100%	$172.7	100%

Reserve Assigned to:
Loans and Leases	$140.4		$141.9		$149.2		$164.9
Unfunded Commitments and Standby Letters of Credit	9.7		9.5		8.0		7.8

Total Reserve	$150.1		$151.4		$157.2		$172.7

Specific Reserve. At September 30, 2004, the specific component of the reserve stood at $32.2 million compared with $32.9 million at June 30, 2004. The $.7 million decrease in specific reserves from June 30, 2004 is due primarily to the charge-off of a commercial loan that had been reserved for in a prior period, offset in part by an increase in the reserve required on a commercial credit exposure.

Allocated Inherent Reserve. The allocated inherent portion of the reserve totaled $93.3 million at September 30, 2004 compared with $94.4 million at June 30, 2004. This component of the reserve decreased by $1.1 million due primarily to the net reduction in the outstanding balance of lower-rated loans reflecting the receipt of principal repayments during a period of limited growth in commercial loan volumes.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. Although credit quality and business conditions have shown signs of improvement, there continues to be uncertainty with regard to the breadth of the economic recovery, the impact of record high oil prices and increases in interest rates from current historically low levels. The unallocated inherent portion of the reserve was $24.6 million at September 30, 2004.

Provision and Reserve for Credit Losses (continued)

Other Factors. At September 30, 2004, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $165 million (of which $62.7 million was classified as impaired), essentially unchanged from $166 million at June 30, 2004 when $65.0 million was classified as impaired, and down from $280 million at September 30, 2003 when $97.3 million was classified as impaired.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $150.1 million at September 30, 2004. The reserve of $140.4 million assigned to loans and leases, as a percentage of total loans and leases was .79% at September 30, 2004, compared with .81% at June 30, 2004.

Reserves assigned to unfunded loan commitments, standby letters of credit and derivative products, recorded as a liability on the consolidated balance sheet, totaled $9.7 million at September 30, 2004, an increase of $.2 million from June 30, 2004.

Provision. No provision for credit losses was recorded in the third quarter of 2004 compared with a $5.0 million provision in the prior year quarter. The $5.0 million decrease in the provision resulted from overall continued improvement in the credit quality of the loan portfolio.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors (such as the pace of inflation/deflation and consumer confidence in the securities markets) that affect wealth creation, investment and savings patterns and Northern Trust’s interest rate risk and credit risk exposure;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	Changes in foreign currency exchange rates that, as Northern Trust’s business grows globally, and to the extent that they are not fully hedged, may impact Northern Trust’s level of revenue and expense and net income and the value of its investments in non-U.S. operations, in each case as expressed in U.S. dollars;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Factors or conditions that may affect Northern Trust’s liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

•	The effect of geopolitical risks on the U.S. and international economies and securities markets as well as the effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as a SARS outbreak) or natural disasters;

•	Changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	The interpretation and implementation by U.S. and other regulators of the New Basel Capital Accord developed by the Basel Committee on Banking Supervision and its effect on the minimum regulatory capital requirements of the Corporation and its subsidiaries;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment and changes in particular markets, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities and changes in the nature of Northern Trust’s competition;

•	Changes in the level of investment or reinvestment in Northern Trust’s products, services, and targeted markets and the pricing of those products and services;

•	Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks (including material systems interruptions, human errors or omissions, fraud, and breaches of internal controls), and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using the acquired businesses, completed alliances and preferred provider arrangements to execute its business strategy;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Risks and uncertainties inherent in the regulatory and litigation process (including risks associated with pending and threatened legal actions and proceedings and the potential effects of adverse publicity arising from the failure or perceived failure to comply with legal and regulatory requirements) that are evaluated within the context of current judicial decisions and legislative and regulatory interpretations, and with respect to which a trier of fact, either a judge or jury, could decide a case contrary to Northern Trust’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change or modify existing law on a particular issue.

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

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Third Quarter
	2004			2003
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$4.0	$1,016.5	1.57%	$2.4	$769.9	1.23%
Time Deposits with Banks	63.1	10,496.6	2.39	36.2	7,930.6	1.81
Other Interest-Bearing	—	32.2	1.15	.3	119.8	1.06

Total Money Market Assets	67.1	11,545.3	2.32	38.9	8,820.3	1.75

Securities
U.S. Government	.2	52.9	1.23	.3	104.0	1.25
Obligations of States and Political Subdivisions	16.5	933.9	7.05	15.8	872.8	7.27
Federal Agency	19.9	5,367.6	1.47	23.2	7,170.5	1.28
Trading and Other	9.3	1,116.6	3.35	6.9	657.3	4.15

Total Securities	45.9	7,471.0	2.45	46.2	8,804.6	2.09

Loans and Leases	179.9	17,474.7	4.09	182.5	17,452.8	4.15

Total Earning Assets	$292.9	36,491.0	3.19%	$267.6	35,077.7	3.03%

Reserve for Credit Losses Assigned to Loans	—	(142.6)	—	—	(165.1)	—
Cash and Due from Banks	—	1,614.1	—	—	1,773.0	—
Other Assets	—	2,405.6	—	—	2,632.1	—

Total Assets	—	$40,368.1	—	—	$39,317.7	—

Average Source of Funds
Deposits
Savings and Money Market	$13.7	$7,409.5	.73%	$12.2	$6,927.0	.70%
Savings Certificates	9.2	1,449.2	2.52	9.9	1,581.7	2.49
Other Time	1.4	347.4	1.63	1.3	300.5	1.63
Foreign Offices Time	49.9	11,979.8	1.66	29.0	10,551.2	1.09

Total Deposits	74.2	21,185.9	1.39	52.4	19,360.4	1.07
Federal Funds Purchased	13.3	3,907.2	1.35	10.7	4,448.0	.96
Securities Sold Under Agreements to Repurchase	5.0	1,497.3	1.33	4.8	2,005.2	.95
Commercial Paper	.5	132.3	1.47	.4	140.6	1.11
Other Borrowings	27.0	2,119.3	5.07	29.2	2,276.2	5.09
Senior Notes	5.1	350.0	5.89	7.8	450.0	6.92
Long-Term Debt	13.7	864.0	6.34	13.7	865.1	6.34
Floating Rate Capital Debt	1.5	276.2	2.13	1.2	267.9	1.74

Total Interest-Related Funds	140.3	30,332.2	1.84	120.2	29,813.4	1.60

Interest Rate Spread	—	—	1.35%	—	—	1.43%
Noninterest-Related Deposits	—	5,287.5	—	—	4,986.6	—
Other Liabilities	—	1,579.7	—	—	1,584.7	—
Stockholders’ Equity	—	3,168.7	—	—	2,933.0	—

Total Liabilities and Stockholders’ Equity	—	$40,368.1	—	—	$39,317.7	—

Net Interest Income/Margin (FTE Adjusted)	$152.6	—	1.66%	$147.4	—	1.67%

Net Interest Income/Margin (Unadjusted)	$139.0	—	1.52%	$134.3	—	1.52%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Third Quarter 2004/2003
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$14.0	$11.3	$25.3
Interest-Related Funds	—	20.1	20.1

Net Interest Income (FTE)	$14.0	$(8.8)	$5.2

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

	Nine Months
	2004			2003
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$9.5	$963.7	1.32%	$6.3	$651.7	1.28%
Time Deposits with Banks	160.7	9,820.1	2.19	121.0	7,822.1	2.07
Other Interest-Bearing	.2	34.9	.80	.9	120.5	1.07

Total Money Market Assets	170.4	10,818.7	2.10	128.2	8,594.3	1.99

Securities
U.S. Government	.7	76.2	1.24	1.4	105.6	1.77
Obligations of States and Political Subdivisions	48.8	916.4	7.10	46.7	851.8	7.32
Federal Agency	60.4	6,135.0	1.32	67.6	6,489.2	1.39
Trading and Other	24.0	889.1	3.62	20.9	674.8	4.13

Total Securities	133.9	8,016.7	2.23	136.6	8,121.4	2.25

Loans and Leases	527.0	17,341.4	4.06	573.5	17,521.8	4.38

Total Earning Assets	$831.3	36,176.8	3.07%	$838.3	34,237.5	3.27%

Reserve for Credit Losses Assigned to Loans	—	(146.6)	—	—	(163.4)	—
Cash and Due from Banks	—	1,634.4	—	—	1,753.1	—
Other Assets	—	2,632.8	—	—	2,626.4	—

Total Assets	—	$40,297.4	—	—	$38,453.6	—

Average Source of Funds
Deposits
Savings and Money Market	$37.6	$7,305.2	.69%	$39.2	$6,723.0	.78%
Savings Certificates	27.0	1,475.5	2.44	34.0	1,695.1	2.68
Other Time	3.5	307.7	1.54	4.5	327.4	1.81
Foreign Offices Time	127.2	11,897.6	1.43	99.4	10,191.4	1.30

Total Deposits	195.3	20,986.0	1.24	177.1	18,936.9	1.25
Federal Funds Purchased	30.8	3,780.2	1.09	34.2	4,126.9	1.11
Securities Sold Under Agreements to Repurchase	13.1	1,662.5	1.05	14.1	1,726.6	1.09
Commercial Paper	1.2	132.6	1.20	1.2	140.6	1.22
Other Borrowings	79.7	2,103.6	5.06	90.8	2,368.4	5.13
Senior Notes	15.4	350.0	5.89	23.4	450.0	6.92
Long-Term Debt	41.1	864.3	6.34	42.6	888.8	6.39
Floating Rate Capital Debt	3.9	276.2	1.86	3.9	267.9	1.89

Total Interest-Related Funds	380.5	30,155.4	1.69	387.3	28,906.1	1.79

Interest Rate Spread	—	—	1.38%	—	—	1.48%
Noninterest-Related Deposits	—	5,300.6	—	—	4,991.6	—
Other Liabilities	—	1,726.7	—	—	1,588.4	—
Stockholders’ Equity	—	3,114.7	—	—	2,967.5	—

Total Liabilities and Stockholders’ Equity	—	$40,297.4	—	—	$38,453.6	—

Net Interest Income/Margin (FTE Adjusted)	$450.8	—	1.66%	$451.0	—	1.76%

Net Interest Income/Margin (Unadjusted)	$410.5	—	1.52%	$412.0	—	1.61%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Nine Months 2004/2003
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$32.1	$(39.1)	$(7.0)
Interest-Related Funds	(1.9)	(4.9)	(6.8)

Net Interest Income (FTE)	$34.0	$(34.2)	$(.2)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2004 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Be Purchased Under the Plan
July 1 – 31, 2004	—	$—	—
August 1 – 31, 2004	772,500	40.83	772,500
September 1 – 30, 2004	118,751	42.89	118,751
Total (Third Quarter)	891,251	$41.10	891,251	7,501,891

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts

(i) Northern Partners Incentive Plan adopted July 19, 2004.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	November 1, 2004	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief
Financial Officer

Date:	November 1, 2004	By:	/s/ Harry W. Short
Harry W. Short
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit Number	Description

(10)	Material Contracts

(i) Northern Partners Incentive Plan adopted July 19, 2004.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.