Form 10-K
period 2004-12-31
NORTHERN TRUST CORP
filed 2005-03-14
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Common Stock as of June 30, 2004 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2004 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $8,442,939,445. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 28, 2005, 218,699,056 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004—Part I and Part II

2005 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2005—Part III

[THIS PAGE INTENTIONALLY LEFT BLANK]

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company under the Gramm-Leach-Bliley Act (GLBA) and was originally organized as a bank holding company in Delaware in 1971 to hold all of the outstanding capital stock, except directors’ qualifying shares, of The Northern Trust Company (Bank). The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. The Corporation also owns four national bank subsidiaries, a federal savings bank subsidiary, trust companies in Connecticut and New York and various other nonbank subsidiaries, including a securities brokerage firm and an institutional investment management company. The Bank also has an office and operations in London and has various subsidiaries including an investment management company, a leasing company, a Canadian trust company, a New York Edge Act company, a United Kingdom (U.K.) incorporated bank subsidiary and a Dublin-based fund administration company. The Corporation expects that, although the operations of other banking and non-banking subsidiaries will continue to be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation’s consolidated assets, revenues and net income. Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.

At December 31, 2004, Northern Trust had consolidated total assets of approximately $45.3 billion and stockholders’ equity of approximately $3.3 billion. As of September 30, 2004, Northern Trust was the third largest bank holding company in Illinois and the 30th largest in the United States based on consolidated total assets on that date.

THE NORTHERN TRUST COMPANY

The Bank was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Throughout its 115 years, the Bank’s growth has come primarily from internal sources rather than through merger or acquisition. At December 31, 2004, the Bank had consolidated assets of approximately $37.0 billion and common equity capital of approximately $2.4 billion. At September 30, 2004, the Bank was the third largest bank in Illinois and the 39th largest in the United States, based on consolidated total assets of approximately $33.1 billion on that date.

The Bank currently has the following active wholly-owned subsidiaries. Northern Trust Investments, N.A., a registered investment adviser, provides investment management services and products to domestic and international clients. Norlease, Inc. conducts leasing and leasing-related lending activities. MFC Company, Inc. holds properties that are received from the Bank in connection with certain problem loans. NT Mortgage Holdings LLC, a real estate investment trust, holds a 100% participation in a significant portion of the Bank’s residential mortgage portfolio, and its parent, NTG Services LLC, conducts market and other studies for the Bank’s global businesses. Nortrust Nominees Limited, located in London, is a U.K. trust corporation organized to hold U.K. real estate and securities for trust and agency accounts. The Northern Trust Company U.K. Pension Plan Limited, located in London, was established in connection with the pension plan for London-based employees. Northern Trust Holdings Limited is the holding company for Northern Trust Global Services Limited, a U.K. incorporated bank subsidiary with authority to conduct a broad range of banking and other activities in the U.K. and, directly or indirectly through other subsidiaries or affiliates, in member states of the European Economic Area. The Northern Trust Company, Canada, located in Toronto, offers institutional trust products and services to Canadian entities.

The Northern Trust International Banking Corporation, located in New York, is a subsidiary of the Bank organized as an Edge Act corporation for the purpose of conducting international business. Its business is conducted through the following subsidiaries. Northern Trust (Ireland) Limited, through its three principal subsidiaries, provides trust, asset servicing, fund administration, fund accounting and shareholder registration services to international fund sponsors offering off-shore investment funds. Northern Trust Fund Managers (Ireland) Limited facilitates the offering of off-shore collective investment products to institutional clients. Northern Trust Global Investments (Europe) Limited, a U.K. and U.S. regulated investment adviser, provides investment management services to institutional clients in the U. K. and continental Europe. The Northern Trust Company of Hong Kong Limited provides securities lending and relationship servicing for large asset custody clients in Asia and the Pacific Rim. Northern Trust Management Services Limited provides management services to the Bank’s London Branch, Northern Trust Global Services Limited and other Northern Trust entities in the U.K. and continental Europe.

Financial Services Group Limited (“FSG”), which Northern Trust has agreed to acquire from Baring Asset Management Holdings Limited, offers institutional fund administration, custody and trust services from offices in London, Dublin, Guernsey, Jersey and the Isle of Man; the acquisition is expected to close on or around March 31, 2005.

OTHER NORTHERN TRUST CORPORATION SUBSIDIARIES

The Corporation’s Florida banking subsidiary, Northern Trust Bank of Florida N.A., at December 31, 2004 had 25 full services offices located throughout Florida and consolidated total assets of approximately $5.2 billion. Northern Trust Bank, N.A., at December 31, 2004 had consolidated total assets of approximately $1.2 billion and served clients from eight full service offices in Arizona and one in Denver, Colorado. The Corporation’s Texas banking subsidiary, Northern Trust Bank of Texas N.A., had seven full service offices and consolidated total assets of approximately $1.0 billion at December 31, 2004. At December 31, 2004, Northern Trust Bank of California N.A., the Corporation’s California banking subsidiary, had 11 full service offices in California and consolidated total assets of approximately $1.4 billion. The Corporation’s federal savings bank subsidiary, Northern Trust Bank, FSB currently has branch offices in 11 states. At December 31, 2004, Northern Trust Bank, FSB had consolidated total assets of approximately $572 million.

The Corporation has a number of nonbank subsidiaries. Northern Trust Securities, Inc., a registered broker-dealer, provides full brokerage services to clients of the Bank and the Corporation’s other banking and trust subsidiaries and selectively underwrites general obligation tax-exempt securities. Northern Trust Global Advisors, Inc., a registered investment adviser in Stamford, Connecticut, is an institutional investment manager and is the parent of The Northern Trust Company of Connecticut. Northern Investment Corporation holds certain investments, including a loan made to a developer of a property in which the Bank is the principal tenant. The Northern Trust Company of New York provides security clearance services for all nondepository eligible securities held by trust, agency, and fiduciary accounts administered by the Corporation’s subsidiaries. Northern Trust Cayman International, Ltd. provides fiduciary services to certain clients residing outside of the United States. Northern Trust Global Investments Japan, K.K. provides investment management services to clients in Japan.

INTERNAL ORGANIZATION

Northern Trust, under Chairman of the Board, Chief Executive Officer and President William A. Osborn, organizes client services around its two client-focused principal business units: Corporate and Institutional Services and Personal Financial Services. Two other business units provide services to the two principal business units: Northern Trust Global Investments, which provides investment management, and Worldwide Operations and Technology, which provides operating and systems support. The presidents of all four business units as well as the heads of the Corporate Financial Management Group and the Corporate Risk Management Group report directly to Mr. Osborn. For financial management reporting purposes, the operations of NTGI and WWOT are allocated to the two principal business units. Financial information regarding the Corporation’s business units is included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate and Institutional Services (C&IS)

Headed by Frederick H. Waddell, President—Corporate and Institutional Services, C&IS is a leading worldwide provider of asset administration, asset management and related services to corporate and public entity retirement funds, foundation and endowment clients, fund managers, insurance companies and government funds. Asset administration, asset management and related services encompass a full range of state-of-the-art capabilities including: worldwide master trust, asset servicing, fund administration, settlement and reporting; cash management; and investment risk and performance analytical services. Such services with respect to securities traded in non-U.S. markets are provided primarily through the Bank’s London Branch. Trust and asset servicing relationships managed by C&IS often include investment management, securities lending, transition management and commission recapture services provided through the Northern Trust Global Investments business unit. C&IS also provides related foreign exchange services at the London and Singapore branches, as well as in Chicago. At December 31, 2004, total assets under administration, excluding personal trust assets, were $2.43 trillion, of which $461.5 billion were managed.

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

On November 22, 2004, Northern Trust entered into a definitive agreement with Baring Asset Management Holdings Limited and its parent, ING Bank NV, to purchase the stock of FSG for approximately 260 million British pounds Sterling (approximately $500 million based on an exchange rate of 1.93 as of December 31, 2004). The purchase price is subject to adjustment 120 days post-closing to reflect changes in net assets, revenues and other stipulations. FSG is a fund services group that offers institutional fund administration, custody and trust services from offices in London, Dublin, Guernsey, Jersey and the Isle of Man, and had approximately $68 billion in funds under administration, $31 billion in custody and $34 billion in trust assets, based on market values as of December 31, 2004. The purchase of FSG, which is subject to applicable regulatory approvals and other customary closing conditions and is expected to close on or around March 31, 2005, gives C&IS expanded U.K. fund administration capabilities, as well as new capabilities in hedge fund and private equity administration. FSG also brings C&IS significant technical expertise and talent in administering these asset classes. In connection with the acquisition, Northern Trust entered into a multi-year agreement to continue to provide services to Baring Asset Management, which currently represents approximately 20% of the revenues of FSG.

Personal Financial Services (PFS)

Headed by William L. Morrison, President—Personal Financial Services, PFS provides personal trust, custody and investment management services; individual retirement accounts; guardianship and estate administration; qualified retirement plans; banking (including private banking); personal lending; and residential real estate mortgage lending. PFS services are delivered through the Bank, four national bank subsidiaries, and a federal savings bank subsidiary for a total of 83 offices in 17 states. Northern Trust opened its Wilmington, Delaware office in September 2004. PFS is one of the largest bank managers of personal trust assets in the United States, with $221.1 billion in assets under administration and $110.4 billion in assets under management at December 31, 2004.

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

Northern Trust Global Investments (NTGI)

Headed by Terence J. Toth, President—Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and other products to domestic and international clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds, including funds of funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds) and traditional multi-manager products and services. NTGI’s activities also encompass brokerage, securities lending and related services. NTGI’s international business operates through subsidiaries, joint ventures, alliances and distribution arrangements with entities in Canada, France, Germany, Ireland, Italy, Japan, the U.K. and the Cayman Islands.

In 2004, Northern Trust substantially completed its integration of Deutsche Bank AG’s global passive equity, enhanced equity and passive fixed income investment management businesses. Also in 2004, NTGI launched its first closed-end registered hedge fund of funds, the NT Alpha Strategies Fund, and its second private equity fund of funds, the Northern Trust Private Equity Fund II, Q.P.

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

Corporate Financial Management Group

Headed by Steven L. Fradkin, Executive Vice President and Chief Financial Officer, the Corporate Financial Management Group includes the Treasury, Corporate Controller, Corporate Treasurer, Corporate Development, Investor Relations and Strategic Sourcing functions. The Group is responsible for Northern Trust’s accounting and financial infrastructure and for managing the Corporation’s financial position.

Corporate Risk Management Group

Headed by Perry R. Pero, Vice Chairman and Head of Corporate Risk Management, the Corporate Risk Management Group includes the Credit Policy and Corporate Risk Management functions. The Credit Policy function is described in the section of the Annual Report to Shareholders for the year ended December 31, 2004 referenced on pages 49–50. The Corporate Risk Management Group monitors, measures and manages risks across the businesses of the Corporation and its subsidiaries. Corporate Risk Management also includes the Economic Research function.

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

Northern Trust’s principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a select group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected markets with good growth characteristics and providing a high level of individualized service to its clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to operate with a strong management team that includes senior officers having broad experience and long tenure.

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

REGULATION AND SUPERVISION

Federal Reserve Board Regulation

The Corporation is subject to the supervision, examination and regulation of the Federal Reserve Board under the Bank Holding Company Act (BHCA) and as a financial holding company under GLBA. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Under the BHCA, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking, and bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. Supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, not for the protection of bank holding company stockholders or creditors.

As a financial holding company under GLBA, the Corporation is permitted to engage in those activities that the Federal Reserve Board, working with the Secretary of the Treasury, determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities defined to be financial in nature include providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitations. They also include activities previously determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Division of Banks and Real Estate of the Illinois Department of Financial and Professional Regulation. The Bank is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area. In addition, the Corporation and the Bank are subject to regulation by the Banking Department of the State of New York.

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Office of the Comptroller of the Currency (OCC). Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve. In addition, The Northern Trust Company of New York is subject to regulation by the Banking Department of the State of New York. Northern Trust Securities, Inc. is registered as a broker-dealer with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc., and, as such, is subject to the rules and regulations of both of these bodies. Northern Trust Global Advisors, Inc., Northern Trust Investments, N.A., Northern Trust Global Investments (Europe) Limited, Northern Trust Securities, Inc., and Northern Trust Bank, FSB are each registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. In addition, Northern Trust Investments, N.A. is subject to regulation by the OCC. The Northern Trust Company of Connecticut is subject to regulation by the Connecticut Department of Banking. Two families of mutual funds for which the Bank acts as investment adviser and one registered closed-end hedge fund of funds for which Northern Trust Global Advisers, Inc. serves as investment adviser are subject to regulation by the SEC under the Investment Company Act of 1940. The London Branch of The Northern Trust Company, Northern Trust Global Services Limited, Northern Trust Global Investments (Europe) Limited, and Northern Trust Global Advisors, Limited are each subject to regulation by the Financial Services Authority in the U.K. Various other subsidiaries and branches conduct business in other states and foreign countries and are subject to their regulations and restrictions.

Functional Regulation

Enacted in late 1999, the GLBA established a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by federal and state banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. A significant component of the functional regulation provided in the GLBA relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLBA amended the definitions of “broker” and “dealer” under the Exchange Act to remove the blanket exemption for banks. The SEC has extended the blanket exemption for broker activities by order; a prior extension of the blanket exemption for dealer activities has expired. Without these blanket exemptions, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The GLBA also amended the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds. The Corporation believes that it has taken the necessary actions to comply with these requirements of GLBA and the regulations adopted under them to date. Additional SEC rulemaking relating to the GLBA’s broker exemption discussed above could require additional action.

Cross-Guarantees Under the Federal Deposit Insurance Act

Under the Federal Deposit Insurance Act (FDIA), when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the FDIC in connection with the default of any of the others. Each also may be liable for any assistance the FDIC provides to the other institutions. “Default” means the appointment of a conservator or receiver for the institution. Thus, any of the Corporation’s banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with any of the Corporation’s other banking subsidiaries. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under the FDIA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be liable to pay to the FDIC pursuant to these provisions of the FDIA.

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

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income (as defined by regulatory agencies) for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits, as defined, without regulatory and shareholder approval.

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

Capital Adequacy Requirements

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is eight percent. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items (“tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“tier 2 Capital”). The Federal Reserve Board also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 Capital of at least three percent of average quarterly total consolidated assets.

The federal banking regulators have also established risk-based and leverage capital guidelines that insured banks and thrifts are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The risk-based and leverage capital ratios for the Corporation and its banking subsidiaries, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

	Risk-Based and Leverage Ratios as of December 31, 2004
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	11.0%	13.3%	7.6%
The Northern Trust Company	9.2	11.9	6.1
Northern Trust Bank of Florida N.A.	10.4	11.0	8.0
Northern Trust Bank, N.A.	12.3	13.0	9.2
Northern Trust Bank of Texas N.A.	11.4	12.3	8.0
Northern Trust Bank of California N.A.	10.4	11.0	8.3
Northern Trust Bank, FSB	11.8	12.3	9.3

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The agencies also have adopted an adjustment to the risk-based capital calculations to cover market risk in trading accounts of certain institutions. The risk-based capital regulations also require banking institutions to effectively measure and monitor their interest rate risk and to maintain adequate capital for that risk.

In June 2004, the central bank governors and heads of bank supervision of the G10 countries endorsed a new framework for risk-based capital adequacy, sometimes referred to as Basel II, which had been developed by the Basel Committee on Banking Supervision. The Basel II framework will form the basis upon which the domestic regulatory authorities will develop proposed revisions to existing capital adequacy regulations and standards. In August 2003, the U.S. bank regulatory agencies published for notice and comment an advance notice of proposed rulemaking discussing possible revisions to risk-based capital adequacy regulations relating to an earlier version of Basel II. After the publication of the final version of the Basel II framework, the U.S. agencies announced that they will continue this rulemaking process and expect to complete it by the end of the second quarter of 2006. The agencies anticipate that the Basel II framework will become fully effective in the United States in January 2008.

The agencies expect that only a small number of large, internationally active U.S. banking organizations will be required to use the Basel II framework, and that these institutions will be permitted to use only the most advanced approaches under Basel II for determining their risk-based capital requirements. Other U.S. banking organizations that qualify may elect to use the most advanced approaches under Basel II. All other U.S. banking organizations will remain subject to the existing risk-based capital regulations. The U.S. agencies have announced that they expect to review the existing risk-based capital regulations so that possible changes could become effective at the same time as the Basel II framework.

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation is monitoring the status and progress of the revisions to the risk-based capital adequacy guidelines for domestic banks and evaluating the potential impact on its financial condition and results of operations.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2004, the Corporation and all of its banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Restrictions on Transactions with Affiliates and Insiders

The Corporation’s bank subsidiaries are subject to restrictions under federal law, including Regulation W of the Federal Reserve Board, which limit certain transactions with the Corporation, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Corporation, must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Regulation O institutions are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Anti-Terrorism Legislation

The USA PATRIOT Act of 2001 includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, which contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Corporation has established policies and procedures to assure compliance with the act and the related regulations.

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information and its insurance assessment rate is then determined by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2005 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2005 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2005 debt service assessment is .0144%.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed above, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

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

STAFF

Northern Trust employed 8,022 full-time equivalent officers and staff members as of December 31, 2004.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.

Schedule	2004 Annual Report Page(s)
Ratios	30
Foreign Outstandings	53
Nonperforming Assets and 90 Day Past Due Loans	53-54
Average Statement of Condition with Analysis of Net Interest Income	102-103

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2004
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Maturity
Securities Held to Maturity
Obligations of States and Political Subdivisions	$29.1	8.57%	$75.9	7.75%	$355.8	6.82%	$436.0	6.98%	112 mos.
Government Sponsored Agency	1.7	5.35	5.2	5.35	2.6	5.31	2.2	5.14	72 mos.
Other—Fixed	33.7	5.61	92.1	7.55	66.4	7.95	18.5	5.18	64 mos.
—Floating	.3	2.27	.6	2.27	.1	2.25	—	—	28 mos.

Total Securities Held to Maturity	$64.8	6.92%	$173.8	7.55%	$424.9	6.99%	$456.7	6.90%	102 mos.

Securities Available for Sale
U.S. Government	$23.6	2.28%	$—	—%	$—	—%	$—	—%	4 mos.
Obligations of States and Political Subdivisions	—	—	—	—	25.2	6.58	7.6	6.82	103 mos.
Government Sponsored Agency	6,335.7	2.22	374.7	2.37	.1	3.78	—	—	3 mos.
Asset-Backed—Fixed	33.5	2.17	49.8	2.62	—	—	—	—	9 mos.
Asset-Backed—Floating	247.3	2.27	552.3	2.39	17.5	2.06	—	—	25 mos.
Other—Fixed	27.6	1.22	—	—	—	—	21.4	5.97	53 mos.
—Floating	.2	4.43	6.2	3.27	—	—	196.2	4.36	118 mos.

Total Securities Available for Sale	$6,667.9	2.21%	$983.0	2.40%	$42.8	4.73%	$225.2	4.59%	9 mos.

	December 31, 2003
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Maturity
Securities Held to Maturity
Obligations of States and Political Subdivisions	$30.3	8.75%	$60.0	8.42%	$320.9	6.94%	$440.0	7.11%	116 mos.
Government Sponsored Agency	1.4	5.43	4.8	5.35	2.3	5.30	1.7	5.15	69 mos.
Other—Fixed	21.6	6.55	81.6	7.42	61.7	8.12	13.0	6.24	66 mos.
—Floating	1.2	1.53	.8	1.53	.2	3.38	—	—	23 mos.

Total Securities Held to Maturity	$54.5	7.62%	$147.2	7.73%	$385.1	7.12%	$454.7	7.08%	107 mos.

Securities Available for Sale
U.S. Government	$103.3	1.25%	$—	—%	$—	—%	$—	—%	4 mos.
Obligations of States and Political Subdivisions	—	—	—	—	25.9	6.68	7.1	6.82	115 mos.
Government Sponsored Agency	7,297.1	1.25	459.0	1.17	.1	3.52	—	—	3 mos.
Asset-Backed—Fixed	45.8	1.37	67.9	1.37	—	—	—	—	14 mos.
Asset-Backed—Floating	36.6	1.39	88.6	1.31	—	—	—	—	18 mos.
Other—Fixed	20.3	.12	—	—	—	—	21.4	6.08	62 mos.
—Floating	.1	3.44	6.2	2.08	—	—	243.0	4.48	118 mos.

Total Securities Available for Sale	$7,503.2	1.25%	$621.7	1.22%	$26.0	6.67%	$271.5	4.67%	8 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2004	2003	2002	2001	2000
Securities Held to Maturity
U.S. Government	$—	$—	$—	$—	$55.0
Obligations of States and Political Subdivisions	896.8	851.2	756.8	528.9	435.7
Government Sponsored Agency	11.7	10.2	8.4	4.9	5.5
Other	211.7	180.1	139.8	129.8	282.2

Total Securities Held to Maturity	$1,120.2	$1,041.5	$905.0	$663.6	$778.4

Securities Available for Sale
U.S. Government	$23.6	$103.3	$104.0	$158.9	$174.6
Obligations of States and Political Subdivisions	32.8	33.0	33.1	30.0	15.7
Government Sponsored Agency	6,710.5	7,756.2	5,024.4	5,188.9	6,172.1
Asset-Backed	900.4	238.9	227.4	.1	.7
Other	251.6	291.0	292.3	270.7	114.7

Total Securities Available for Sale	$7,918.9	$8,422.4	$5,681.2	$5,648.6	$6,477.8

Average Total Securities	$8,153.6	$8,438.9	$7,202.2	$8,533.7	$9,687.0

Total Securities at Year-End	$9,041.7	$9,471.3	$6,593.9	$6,331.1	$7,269.6

Loans and Leases by Type

	December 31
(In Millions)	2004	2003	2002	2001	2000
Domestic
Residential Real Estate	$8,095.3	$7,975.3	$7,808.1	$7,427.9	$6,822.8
Commercial	3,190.0	3,405.3	3,968.3	4,741.6	4,796.8
Broker	27.9	7.0	8.8	11.8	126.4
Commercial Real Estate	1,307.5	1,297.1	1,168.5	1,025.6	911.0
Personal	2,927.2	2,699.9	2,480.8	2,208.8	2,289.3
Other	609.7	743.9	959.3	768.6	1,207.1
Lease Financing	1,221.8	1,228.0	1,276.0	1,202.6	1,034.4

Total Domestic	17,379.4	17,356.5	17,669.8	17,386.9	17,187.8
International	563.3	457.3	393.9	593.0	956.8

Total Loans and Leases	$17,942.7	$17,813.8	$18,063.7	$17,979.9	$18,144.6

Average Loans and Leases	$17,450.9	$17,506.9	$17,614.2	$17,850.5	$16,548.6

Remaining Maturity of Selected Loans and Leases

	December 31, 2004
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
Domestic (Excluding Residential Real Estate and Personal Loans)
Commercial	$3,190.0	$1,915.5	$859.0	$415.5
Commercial Real Estate	1,307.5	330.0	708.2	269.3
Broker and Other	637.6	576.6	34.8	26.2
Lease Financing	1,221.8	73.9	100.1	1,047.8

Total Domestic	6,356.9	2,896.0	1,702.1	1,758.8
International	563.3	502.6	35.7	25.0

Total Selected Loans and Leases	$6,920.2	$3,398.6	$1,737.8	$1,783.8

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$5,177.5	$2,555.4	$1,167.3	$1,454.8
Variable Rate	1,742.7	843.2	570.5	329.0

Total	$6,920.2	$3,398.6	$1,737.8	$1,783.8

Average Deposits by Type

(In Millions)	2004	2003	2002	2001	2000
Domestic Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$869.4	$844.0	$1,746.7	$2,045.9	$2,055.2
Correspondent Banks	70.8	70.6	62.8	49.4	44.4
Other Noninterest-Bearing	3,550.7	3,339.0	2,534.3	1,993.7	1,870.6

Total	4,490.9	4,253.6	4,343.8	4,089.0	3,970.2

Interest-Bearing
Savings and Money Market	7,313.9	6,791.2	6,196.6	5,753.6	5,203.9
Savings Certificates less than $100,000	549.8	655.4	765.4	867.7	918.3
Savings Certificates $100,000 and more	928.8	999.9	1,148.2	1,336.0	1,345.0
Other	322.0	314.7	367.6	1,110.0	964.6

Total	9,114.5	8,761.2	8,477.8	9,067.3	8,431.8

Total Domestic Offices	13,605.4	13,014.8	12,821.6	13,156.3	12,402.0

Foreign Offices
Demand	920.3	808.6	840.1	804.4	580.4
Time	12,501.8	10,458.3	9,687.7	8,649.2	8,064.5

Total Foreign Offices	13,422.1	11,266.9	10,527.8	9,453.6	8,644.9

Total Deposits	$27,027.5	$24,281.7	$23,349.4	$22,609.9	$21,046.9

Average Rates Paid on Interest-Related Deposits by Type

	2004	2003	2002	2001	2000
Interest-Related Deposits—Domestic Offices
Savings and Money Market	.75%	.75%	1.13%	2.84%	3.97%
Savings Certificates less than $100,000	2.45	2.65	3.49	5.18	5.66
Savings Certificates $100,000 and more	2.51	2.60	3.38	5.18	6.02
Other Time	1.63	1.74	2.55	4.96	6.13

Total Domestic Offices Interest-Related Deposits	1.06	1.14	1.71	3.67	4.73

Total Foreign Offices Interest-Related Deposits	1.60	1.27	1.77	3.62	5.35

Total Interest-Related Deposits	1.37%	1.21%	1.74%	3.65%	5.03%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2004			December 31, 2003
	Domestic Offices			Domestic Offices
(In Millions)	Certificates of Deposit	Other Time	Foreign Offices	Certificates of Deposit	Other Time	Foreign Offices
3 Months or Less	$1,397.7	$2.2	$14,808.9	$722.2	$.2	$11,391.1
Over 3 through 6 Months	223.2	.7	32.6	191.4	1.4	162.5
Over 6 through 12 Months	184.7	2.5	11.7	189.6	2.6	11.2
Over 12 Months	248.0	1.7	12.1	284.2	1.1	36.0

Total	$2,053.6	$7.1	$14,865.3	$1,387.4	$5.3	$11,600.8

Purchased Funds

Federal Funds Purchased

(Overnight	Borrowings)

($ in Millions)	2004	2003	2002
Balance on December 31	$1,018.3	$2,629.4	$1,672.5
Highest Month-End Balance	4,909.4	7,388.5	6,616.7
Year—Average Balance	3,815.9	4,510.9	4,175.5
—Average Rate	1.30%	1.06%	1.64%

Average Rate at Year-End	1.86%	.80%	80%

Securities Sold under Agreements to Repurchase

($ in Millions)	2004	2003	2002
Balance on December 31	$2,847.9	$1,827.8	$1,564.0
Highest Month-End Balance	2,847.9	2,149.4	1,850.4
Year—Average Balance	1,722.0	1,711.1	1,282.9
—Average Rate	1.29%	1.05%	1.59%

Average Rate at Year-End	1.83%	.65%	.97%

Other Borrowings

(Includes	Treasury Investment Program Balances, Federal Home Loan Bank
Advances	and Term Federal Funds Purchased)

($ in Millions)	2004	2003	2002
Balance on December 31	$3,177.0	$3,677.0	$3,741.0
Highest Month-End Balance	3,665.9	3,677.0	6,719.6
Year—Average Balance	2,138.2	2,294.7	2,948.4
—Average Rate	4.99%	5.15%	4.69%

Average Rate at Year-End	3.69%	3.32%	3.61%

Total Purchased Funds

($ in Millions)	2004	2003	2002
Balance on December 31	$7,043.2	$8,134.2	$6,977.5
Year—Average Balance	7,676.1	8,516.7	8,406.8
—Average Rate	2.32%	2.16%	2.70%

Commercial Paper
($ in Millions)	2004	2003	2002
Balance on December 31	$145.4	$142.3	$143.6
Highest Month-End Balance	155.5	146.9	148.8
Year—Average Balance	135.4	142.0	140.1
—Average Rate	1.41%	1.18%	1.79%

Average Rate at Year-End	2.28%	1.08%	1.52%

Changes in Net Interest Income

	2004/2003			2003/2002
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$3.6	$1.6	$5.2	$.3	$(3.3)	$(3.0)
Time Deposits with Banks	56.4	27.5	83.9	(1.1)	(40.6)	(41.7)
Other Interest-Bearing	(.7)	(.1)	(.8)	.7	(.3)	.4
Securities
U.S. Government	(.5)	(.4)	(.9)	(.8)	(1.7)	(2.5)
Obligations of States and Political Subdivisions	4.3	(1.8)	2.5	16.0	(3.1)	12.9
Government Sponsored Agency	(9.5)	10.8	1.3	12.0	(34.5)	(22.5)
Other	11.8	(3.9)	7.9	7.3	(5.4)	1.9
Loans and Leases	(2.3)	(32.3)	(34.6)	(4.6)	(119.8)	(124.4)

Total	$63.1	$1.4	$64.5	$29.8	$(208.7)	$(178.9)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$3.9	$(.1)	$3.8	$4.5	$(23.6)	$(19.1)
Savings Certificates	(4.4)	(2.2)	(6.6)	(6.8)	(15.3)	(22.1)
Other Time	.1	(.4)	(.3)	(.9)	(3.0)	(3.9)
Foreign Offices Time	32.7	35.3	68.0	9.7	(49.3)	(39.6)
Federal Funds Purchased	(9.0)	10.6	1.6	3.5	(24.0)	(20.5)
Securities Sold under Agreements to Repurchase	.1	4.1	4.2	4.5	(6.9)	(2.4)
Commercial Paper	—	.3	.3	—	(.9)	(.9)
Other Borrowings	(7.8)	(3.8)	(11.6)	(33.7)	13.8	(19.9)
Senior Notes	(4.5)	(4.3)	(8.8)	(3.0)	(.1)	(3.1)
Long-Term Debt	(1.2)	(.5)	(1.7)	7.5	(3.2)	4.3
Floating Rate Capital Debt	.2	.5	.7	—	(1.8)	(1.8)

Total	$10.1	$39.5	$49.6	$(14.7)	$(114.3)	$(129.0)

Increase (Decrease) in Net Interest Income	$53.0	$(38.1)	$14.9	$44.5	$(94.4)	$(49.9)

Note: Changes not due only to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2004	2003	2002	2001	2000
Balance at Beginning of Year	$157.2	$168.5	$161.6	$162.9	$150.9
Charge-Offs
Residential Real Estate	.4	.6	.1	.2	.4
Commercial	5.2	20.3	28.7	66.7	12.1
Commercial Real Estate	—	—	.1	.9	.2
Personal	.7	1.0	1.2	.4	.7
Other	1.0	.3	1.5	.8	.1
Lease Financing	—	.1	5.0	—	—
International	—	—	—	—	—

Total Charge-Offs	7.3	22.3	36.6	69.0	13.5

Recoveries
Residential Real Estate	.2	.2	.1	—	.1
Commercial	3.7	7.7	5.3	.5	.8
Commercial Real Estate	.1	—	.4	.5	.2
Personal	.4	.4	.1	.2	.2
Other	—	.1	—	—	.2
Lease Financing	—	—	—	—	—
International	—	.1	.1	—	—

Total Recoveries	4.4	8.5	6.0	1.2	1.5

Net Charge-Offs	2.9	13.8	30.6	67.8	12.0
Provision for Credit Losses	(15.0)	2.5	37.5	66.5	24.0

Net Change in Reserve	(17.9)	(11.3)	6.9	(1.3)	12.0

Balance at End of Year	$139.3	$157.2	$168.5	$161.6	$162.9

Reserve Assigned To:
Loans and Leases	$130.7	$149.2	$161.1	$154.3	$152.6
Unfunded Commitments and Standby Letters of Credit	8.6	8.0	7.4	7.3	10.3

Total Reserve for Credit Losses	$139.3	$157.2	$168.5	$161.6	$162.9

Loans and Leases at Year-End	$17,942.7	$17,813.8	$18,063.7	$17,979.9	$18,144.6

Average Total Loans and Leases	$17,450.9	$17,506.9	$17,614.2	$17,850.5	$16,548.6

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.02%	.08%	.17%	.38%	.07%
Provision for Credit Losses	(.08)	.01	.21	.37	.13
Reserve at Year-End Assigned to Loans and Leases	.73	.84	.89	.86	.84

As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.02%	.08%	.17%	.38%	.07%
Reserve at Year-End Assigned to Loans and Leases	.75	.85	.91	.86	.92

International Operations (Based on Obligor’s Domicile)

See also Note 30 titled “Business Units and Related Information” on page 96 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to International Operations

(In Millions)	2004	2003	2002	2001	2000
Total Assets	$12,367.4	$9,610.3	$9,349.1	$6,299.9	$5,171.0

Time Deposits with Banks	10,414.6	8,028.6	8,081.3	4,831.2	3,811.0
Other Money Market Assets	—	—	—	—	—
Loans	621.7	493.4	502.9	824.2	770.0
Customers’ Acceptance Liability	1.0	.8	1.7	2.5	1.2
Foreign Investments	55.2	47.0	30.1	22.6	26.5

Total Liabilities	$14,867.0	$12,539.1	$11,559.2	$10,178.6	$9,355.4

Deposits	14,051.6	11,870.7	11,067.5	9,909.7	9,072.9
Liability on Acceptances	1.0	.8	1.7	2.5	1.2

Percent of International-Related Average Assets and Liabilities to Total Consolidated Average Assets
	2004	2003	2002	2001	2000
Assets	30%	25%	25%	18%	15%

Liabilities	36	32	31	29	27

Reserve for Credit Losses Relating to International Operations
(In Millions)	2004	2003	2002	2001	2000
Balance at Beginning of Year	$1.8	$1.6	$5.8	$3.4	$3.5
Charge-Offs	—	—	—	—	—
Recoveries	—	.1	.1	—	—
Provision for Credit Losses	.2	.1	(4.3)	2.4	(.1)

Balance at End of Year	$2.0	$1.8	$1.6	$5.8	$3.4

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

Distribution of International Loans and Deposits by Type

	December 31
Loans (In Millions)	2004	2003	2002	2001	2000
Commercial	$174.4	$182.9	$90.6	$237.7	$165.4
Foreign Governments and Official Institutions	84.9	133.1	112.4	108.7	172.3
Banks	24.5	19.5	19.9	30.5	266.6
Other	279.5	121.8	171.0	216.1	352.5

Total	$563.3	$457.3	$393.9	$593.0	$956.8

			December 31
Deposits (In Millions)			2004	2003	2002
Commercial			$14,632.7	$11,353.1	$9,693.2
Foreign Governments and Official Institutions			1,075.5	838.7	820.8
Banks			235.7	278.0	730.8
Other Time			372.4	417.9	408.3
Other Demand			34.1	26.1	23.3

Total			$16,350.4	$12,913.8	$11,676.4

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004:

Notes to Consolidated Financial Statements		2004 Annual Report Page(s)
1.	Accounting Policies
	F. Derivative Financial Instruments	68
	G. Loans and Leases	68-69
	H. Reserve for Credit Losses	69-70
	K. Other Real Estate Owned	70
7.	Loans and Leases	75-76
8.	Reserve for Credit Losses	76
24.	Contingent Liabilities	90-91
25.	Derivative Financial Instruments	91-92
26.	Off-Balance Sheet Financial Instruments	92-93
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management		49-56

In addition, the following schedules on pages 18 through 19 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to International Operations

Distribution of International Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 56 to 58 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, and incorporated herein by reference on page 26 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2004	2003
Assets
Cash and Due from Banks	$2,000.2	$1,471.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,409.6	892.9
Time Deposits with Banks	11,791.3	8,765.9
Other Interest-Bearing	473.8	418.8
Securities
Available for Sale	7,529.9	8,036.1
Held to Maturity (Fair Value—$1,094.7 in 2004 and $1,031.8 in 2003)	1,063.9	993.1

Total Securities	8,593.8	9,029.2

Loans and Leases
Commercial and Other	6,769.5	6,926.9
Residential Mortgages	3,314.3	3,251.3

Total Loans and Leases (Net of unearned income—$487.3 in 2004 and $434.6 in 2003)	10,083.8	10,178.2

Reserve for Credit Losses Assigned to Loans and Leases	(87.1)	(107.0)
Buildings and Equipment	349.5	370.0
Customers’ Acceptance Liability	.5	10.0
Trust Security Settlement Receivables	148.9	170.6
Other Assets	2,279.6	2,203.4

Total Assets	$37,043.9	$33,403.1

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,249.8	$3,893.6
Savings and Money Market	3,406.6	3,023.4
Savings Certificates	790.9	782.0
Other Time	166.0	91.8
Foreign Offices—Demand	905.3	684.5
—Time	14,960.6	11,691.1

Total Deposits	24,479.2	20,166.4

Federal Funds Purchased	1,635.6	2,813.7
Securities Sold under Agreements to Repurchase	2,796.2	1,781.9
Other Borrowings	2,461.1	3,049.9
Senior Notes	200.0	350.0
Long-Term Debt	877.2	878.5
Liability on Acceptances	.5	10.0
Other Liabilities	2,238.9	2,251.3

Total Liabilities	34,688.7	31,301.7

Stockholder’s Equity
Capital Stock—Par Value $1	3.6	3.6
Surplus	455.5	455.5
Undivided Profits	1,897.0	1,640.3
Accumulated Other Comprehensive Income	(.9)	2.0

Total Stockholder’s Equity	2,355.2	2,101.4

Total Liabilities and Stockholder’s Equity	$37,043.9	$33,403.1

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2004	2003	2002
Noninterest Income
Trust Fees	$977.0	$876.2	$854.9
Foreign Exchange Trading Profits	158.0	109.6	106.2
Treasury Management Fees	84.9	92.3	93.4
Security Commissions and Trading Income	.7	2.2	.6
Other Operating Income	63.9	75.0	58.0
Investment Security Gains, net	.1	—	.1

Total Noninterest Income	1,284.6	1,155.3	1,113.2

Interest Income
Loans and Leases	354.9	389.5	477.4
Securities
—Available for Sale	100.9	92.7	113.7
—Held to Maturity	41.8	40.1	31.7

Total Securities	142.7	132.8	145.4

Time Deposits with Banks	246.1	162.2	203.8
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	35.7	31.8	33.5

Total Interest Income	779.4	716.3	860.1

Interest Expense
Deposits	242.9	174.5	238.4
Federal Funds Purchased	53.5	49.7	70.0
Securities Sold under Agreements to Repurchase	20.6	17.5	19.5
Other Borrowings	54.4	60.0	70.8
Senior Notes	19.2	27.9	31.2
Long-Term Debt	56.3	57.9	53.8

Total Interest Expense	446.9	387.5	483.7

Net Interest Income	332.5	328.8	376.4
Provision for Credit Losses	(18.1)	(3.1)	32.6

Net Interest Income after Provision for Credit Losses	350.6	331.9	343.8

Income before Noninterest Expenses	1,635.2	1,487.2	1,457.0

Noninterest Expenses
Compensation	480.5	476.6	464.4
Employee Benefits	120.5	98.0	91.8
Occupancy Expense	80.8	95.6	68.3
Equipment Expense	72.9	74.7	71.9
Other Operating Expenses	356.2	321.3	297.5

Total Noninterest Expenses	1,110.9	1,066.2	993.9

Income before Income Taxes	524.3	421.0	463.1
Provision for Income Taxes	167.6	130.9	150.6

Net Income	$356.7	$290.1	$312.5

Dividends Paid to the Corporation	$100.0	$320.0	$160.0

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

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
William A. Osborn (57)	Chairman (10/3/95), Chief Executive Officer (6/30/95) and President (1/1/03)
Steven L. Fradkin (43)	Executive Vice President (1/21/03) and Chief Financial Officer (1/20/04)
Timothy P. Moen (52)	Executive Vice President and Head of Human Resources and Administration (4/16/02)
William L. Morrison (54)	Executive Vice President (5/21/02) and President—PFS (3/14/03)
Perry R. Pero (65)	Vice Chairman (9/21/99) and Head of Corporate Risk Management (1/20/04)
Harry W. Short (57)	Executive Vice President (9/21/99) and Controller (10/11/94)
Timothy J. Theriault (44)	Executive Vice President (4/16/02) and President—WWOT (5/31/02)
Terence J. Toth (45)	Executive Vice President and President—NTGI (1/20/04)
Frederick H. Waddell (51)	Executive Vice President and President—C&IS (3/14/03)
Kelly R. Welsh (52)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)
Alison A. Winter (58)	Executive Vice President (5/21/02) and President—PFS Northeast (3/14/03)

With the exception of Messrs. Moen and Welsh, all of the executive officers have been officers of the Corporation, or a subsidiary of the Corporation, for more than five years. The prior business experience of Messrs. Moen and Welsh is set forth below:

Timothy P. Moen: September 2001–present—Executive Vice President and Head of Human Resources and Administration of the Bank; October 1998–June 2001—Executive Vice President and Head of Human Resources of Bank One Corporation.

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

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 479,000 square feet of space principally for staff divisions of the business units. Financial services are also provided by the Bank at 17 other Chicago metropolitan area locations, seven of which are owned and 10 of which are leased. The Bank’s trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago and its computer data center is located in a 340,000 square foot facility at 840 South Canal Street in Chicago, with supplementary operations/data center space of 65,000 square feet located in the western suburbs of Chicago. Space for the Bank’s London and Singapore branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 120,000 square feet of office space is leased. During the fourth quarter of 2004, the Corporation’s Florida banking subsidiary executed a lease for a 5,000 square foot structure in Vero Beach, Florida that will serve as a temporary facility to house a portion of the staff who were displaced as a result of damage caused to the subsidiary’s primary Vero Beach facility by Hurricane Jeanne. The Corporation’s other subsidiaries operate from 89 locations, 14 of which are owned and 75 of which are leased. The addresses of Northern Trust locations can be found on pages 106 and 107 in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which is incorporated herein by reference. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 9 titled “Buildings and Equipment” and Note 10 titled “Lease Commitments” on pages 76 and 77 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 24 titled “Contingent Liabilities” on pages 90 and 91 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 101 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 28 titled “Restrictions on Subsidiary Dividends and Loans or Advances” on pages 93 and 94 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2004 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Be Purchased Under the Plan
October 1 – 31, 2004	29,349	$40.07	29,349
November 1 – 30, 2004	583,325	43.99	583,325
December 1 – 31, 2004	112,999	47.07	112,999

Total (Fourth Quarter)	725,673	$44.31	725,673	6,776,218

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 30 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 30 through 60 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 56 through 58 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.

2004 Annual Report Page(s)
For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheet—December 31, 2004 and 2003	63
Consolidated Statement of Income—Years Ended December 31, 2004, 2003 and 2002	64
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2004, 2003 and 2002	64
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002	65
Consolidated Statement of Cash Flows—Years Ended December 31, 2004, 2003 and 2002	66

For Northern Trust Corporation (Corporation only):
Condensed Balance Sheet—December 31, 2004 and 2003	98
Condensed Statement of Income—Years Ended December 31, 2004, 2003 and 2002	98
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2004, 2003 and 2002	64
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002	65
Condensed Statement of Cash Flows—Years Ended December 31, 2004, 2003 and 2002	99

Notes to Consolidated Financial Statements	67-99

Report of Independent Registered Public Accounting Firm	100

The section titled “Quarterly Financial Data” on page 101 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 61 and 62 of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 4 through 7 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Regulation S-K, Item 401 disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to page 8 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005. The information called for by Item 10 relating to Regulation S-K, Item 401 disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to pages 9 and 10 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005. The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 13 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005. The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to page 11 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to pages 12 and 13 and pages 18 through 29 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 14 through 17 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005.

The following table provides information as of December 31, 2004 with respect to the Corporation’s compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(3) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	24,576,569	(2)	$45.53	11,292,132	(4)
Equity compensation plans not approved by security holders	40,100	(5)	N/A	—

Total	24,616,669		$45.53	11,292,132

(1)	These plans are the Corporation’s Amended 1992 Incentive Stock Plan and the 2002 Stock Plan.
(2)	Consists of 23,458,913 stock options and 1,117,656 stock units.
(3)	Weighted average exercise price of outstanding stock options, excluding stock units, which were granted at no cost to the participant.
(4)	All of these shares are issuable under the 2002 Stock Plan.
(5)	Consists of stock units under the terms of the 1997 Deferred Compensation Plan for Non-Employee Directors. These stock units represent shares deferred at the election of the director and will be distributed following retirement.

Item 13—Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to pages 12 and 13 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to page 33 of the Corporation’s definitive 2005 Notice and Proxy Statement to be filed on or about March 14, 2005 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 19, 2005.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2004 and 2003.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2004, 2003 and 2002.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2004 and 2003.

Consolidated Statement of Income—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statement of Cash Flows—Years Ended December 31, 2004, 2003 and 2002.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2004 and 2003.

Condensed Statement of Income—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002.

Condensed Statement of Cash Flows—Years Ended December 31, 2004, 2003 and 2002.

The Notes to Consolidated Financial Statements as of December 31, 2004, incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004 pertains to the consolidated financial statements and Corporation only information listed above.

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

Date: March 14, 2005

Northern Trust Corporation (Registrant)

By:	/s/ WILLIAM A. OSBORN
William A. Osborn Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title
/s/ WILLIAM A. OSBORN William A. Osborn	Chairman of the Board, Chief Executive Officer, President and Director

/s/ STEVEN L. FRADKIN	Executive Vice President and Chief Financial Officer
Steven L. Fradkin

/s/ HARRY W. SHORT Harry W. Short	Executive Vice President and Controller (Chief Accounting Officer)

Duane L. Burnham	Director)
Susan Crown	Director)
Robert S. Hamada	Director)
Robert A. Helman Dipak C. Jain Arthur L. Kelly Robert C. McCormack	Director) Director) Director) Director)	By:	/s/ KELLY R. WELSH Kelly R. Welsh Attorney-in-Fact

Edward J. Mooney	Director)
John W. Rowe	Director)
Harold B. Smith	Director)
William D. Smithburg	Director)

Date: March 14, 2005

EXHIBIT INDEX

The following Exhibits are filed herewith or are incorporated herein by reference.

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws
	(i)	Certificate of Elimination with respect to Auction Preferred Stock, Series C and Flexible Auction Preferred Stock, Series D	Filed Herewith
	(ii)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	Filed Herewith
	(iii)	By-laws as amended to date	(32)

(4)	Instruments Defining the Rights of Security Holders
	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(19)
	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	(23)
	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(19)
	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	(23)
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(4)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(16)

(10)	Material Contracts
	(i)	Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)	(1)
	(ii)	Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002	(20)
		(1) Amendment Number One dated as of August 21, 2002	(22)
		(2) Amendment Number Two dated as of November 19, 2002	(23)
		(3) Amendment Number Three dated as of November 19, 2002	(23)
		(4) Amendment Number Four dated as of January 21, 2003	(24)
		(5) Amendment Number Five dated as of April 29, 2003	(25)
		(6) Amendment Number Six effective as of June 15, 2003	(26)
		(7) Amendment Number Seven effective as of June 15, 2003	(26)
		(8) Amendment Number Eight dated December 22, 2003	(27)
		(9) Amendment Number Nine dated December 22, 2003	(27)
		(10) Amendment Number Ten dated March 29, 2004	(28)
	(iii)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1989	(2)
		(1) Amendment dated February 21, 1995	(6)
		(2) Amendment dated January 2, 1998	(7)
		(3) Amendment dated February 11, 2003	(24)
	(iv)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(3)
	(v)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**	(9)
		(1) Amendment dated August 31, 1999	(15)
		(2) Amendment dated as of May 16, 2000	(17)

Exhibit Number	Description			Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(vi)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999**		(15)
		(1)	Amendment dated as of May 16, 2000	(17)
		(2)	Amendment dated as of January 1, 2002	(21)
		(3)	Amendment dated March 25, 2004	(28)
		(4)	Amendment dated December 22, 2004 and effective January 1, 2005	(31)
	(vii)	Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999**		(15)
		(1)	Amendment dated December 31, 1999	(16)
		(2)	Amendment dated as of May 16, 2000	(17)
		(3)	Amendment dated as of January 1, 2002	(21)
		(4)	Amendment dated March 25, 2004	(28)
		(5)	Amendment dated December 22, 2004 and effective January 1, 2005	(31)
	(viii)	Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999**		(15)
		(1)	Amendment dated as of May 16, 2000	(17)
		(2)	Amendment dated as of September 25, 2001	(19)
		(3)	Amendment dated as of January 15, 2002	(21)
		(4)	Amendment dated December 22, 2003	(27)
		(5)	Amendment dated March 25, 2004	(28)
		(6)	Amendment dated April 30, 2004	(29)
	(ix)	Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998**		(9)
		(1)	Amendment dated as of May 16, 2000	(17)
		(2)	Amendment dated March 25, 2004	(28)
	(x)	Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (now known as Wells Fargo Bank Minnesota, N.A.)		(8)
		(1)	Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(10)
		(2)	Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(11)
	(xi)	Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant)		(18)
		(1)	Amendment dated as of July 11, 2002	(22)
	(xii)	Lease dated December 29, 2000 between Metropolitan Life Insurance Company (Landlord) and The Northern Trust Company (Tenant)		(18)
	(xiii)	Amended 1992 Incentive Stock Plan**		(5)
		(1)	Amendment dated January 20, 1998	(14)
		(2)	Amendment dated September 15, 1998	(14)
		(3)	Amendment dated May 18, 1999	(14)
		(4)	Amendment dated September 25, 2001	(19)
	(xiv)	Northern Trust Corporation 2002 Stock Plan**		(21)
		(1)	Amendment dated February 17, 2004**	(28)
		(2)	Form of Stock Option Agreement**	(33)
		(3)	Form of Stock Award Agreement**	(33)
		(4)	Form of Stock Unit Agreement**	(33)
		(5)	Form of Addendum to Award Agreement**	(33)
		(6)	Form of Non-Solicitation Agreement**	(33)
		(7)	Form of Director Stock Agreement**	(33)
	(xv)	Northern Trust Corporation Management Performance Plan**		(13)
	(xvi)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**		(12)
	(xvii)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended**		(12)
		(1)	Amendment dated as of January 21, 2003	(24)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(xviii)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 10 executive officers—as amended**	(3)
		(1) Amendment dated as of September 25, 2001	(19)
		(2) Amendment dated as of January 15, 2002	(21)
	(xix)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 29 officers**	(3)
		(1) Amendment dated as of September 25, 2001	(19)
		(2) Amendment dated as of January 15, 2002	(21)
	(xx)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 2 officers**	(3)
		(1) Amendment dated as of September 25, 2001	(19)
		(2) Amendment dated as of January 15, 2002	(21)
	(xxi)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(4)
	(xxii)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)
	(xxiii)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(5)
	(xxiv)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(5)
	(xxv)	Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 20, 1998	(12)
	(xxvi)	Leases made November 25, 2002 between Heron Quays (HQ4) T1 Limited and Heron Quays (HQ4) T2 Limited (together the Landlord), Canary Wharf Management Limited and The Northern Trust Company relating to:
		(1) Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(2) Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(3) Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
	(xxvii)	Northern Trust Corporation Severance Plan** .	(21)
		(1) Amendment dated March 25, 2004**	(28)
	(xxviii)	Northern Partners Incentive Plan adopted July 19, 2004**	(30)
	(xxix)	Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005**	(31)
	(xxx)

Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

			Filed Herewith
(13)	2004 Annual Report to Shareholders		Filed Herewith
(21)	Subsidiaries of the Registrant		Filed Herewith
(23)	Consent of Registered Independent Public Accounting Firm		Filed Herewith
(24)	Powers of Attorney		Filed Herewith
(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith
(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Herewith

*	Prior Filings (File No. 0-5965)
(1)	Annual Report on Form 10-K for the year ended December 31, 1988
(2)	Form 8-K dated January 26, 1989
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)	Form 8-K dated January 22, 1997
(5)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)	Annual Report on Form 10-K for the year ended December 31, 1997
(7)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)	Form 8-A dated July 24, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10)	Form 8-K dated November 20, 1998
(11)	Form 8-K dated February 19, 1999
(12)	Annual Report on Form 10-K for the year ended December 31, 1998
(13)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
(14)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(16)	Annual Report on Form 10-K for the year ended December 31, 1999
(17)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(18)	Annual Report on Form 10-K for the year ended December 31, 2000
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(20)	Annual Report on Form 10-K for the year ended December 31, 2001
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(22)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(23)	Annual Report on Form 10-K for the year ended December 31, 2002
(24)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(25)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(26)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(27)	Annual Report on Form 10-K for the year ended December 31, 2003
(28)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(29)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(30)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(31)	Form 8-K dated December 27, 2004
(32)	Form 8-K dated January 19, 2005
(33)	Form 8-K dated February 18, 2005
**	Denotes management contract or compensatory plan or arrangement

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