Form 10-Q
period 2005-03-31
NORTHERN TRUST CORP
filed 2005-05-02
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

218,635,700 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2005)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2005	December 31 2004	March 31 2004
Assets
Cash and Due from Banks	$2,277.7	$2,052.5	$1,417.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,063.1	1,339.9	829.9
Time Deposits with Banks	12,375.8	11,793.2	9,565.7
Other Interest-Bearing	34.5	34.4	32.7
Securities
Available for Sale	7,675.3	7,918.9	7,541.8
Held to Maturity (Fair value - $1,153.6 at March 2005, $1,156.6 at December 2004, $1,138.7 at March 2004)	1,135.8	1,120.2	1,088.5
Trading Account	10.2	2.6	5.7

Total Securities	8,821.3	9,041.7	8,636.0

Loans and Leases
Commercial and Other	10,870.5	9,847.4	9,163.4
Residential Mortgages	8,067.2	8,095.3	7,910.2

Total Loans and Leases (Net of unearned income - $480.4 at March 2005, $487.5 at December 2004, $430.3 at March 2004)	18,937.7	17,942.7	17,073.6

Reserve for Credit Losses Assigned to Loans and Leases	(131.1)	(130.7)	(143.4)
Buildings and Equipment	480.7	465.1	491.4
Customers’ Acceptance Liability	1.0	2.0	1.3
Trust Security Settlement Receivables	268.5	148.9	284.7
Other Assets	2,632.1	2,587.0	1,989.6

Total Assets	$47,761.3	$45,276.7	$40,178.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$5,556.7	$5,472.8	$4,524.6
Savings and Money Market	7,789.3	7,950.6	7,698.6
Savings Certificates Savings Certificates	1,476.1	1,494.0	1,490.6
Other Time Other Time	370.8	370.7	295.5
Foreign Offices - Demand	1,380.3	904.2	741.9
- Time	18,523.5	14,865.3	13,696.4

Total Deposits	35,096.7	31,057.6	28,447.6
Federal Funds Purchased	1,034.2	1,018.3	1,476.9
Securities Sold Under Agreements to Repurchase	1,757.0	2,847.9	1,590.5
Commercial Paper	140.3	145.4	145.0
Other Borrowings	2,612.8	3,177.0	2,092.5
Senior Notes	288.3	200.0	350.0
Long-Term Debt	1,144.3	863.6	864.5
Floating Rate Capital Debt	276.3	276.3	276.2
Liability on Acceptances	1.0	2.0	1.3
Other Liabilities	2,049.0	2,393.0	1,816.0

Total Liabilities	44,399.9	41,981.1	37,060.5

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 218,635,700 shares at March 2005, 219,067,733 shares at December 2004 and 220,388,521 shares at March 2004	379.8	379.8	379.8
Retained Earnings	3,389.2	3,300.6	3,069.1
Accumulated Other Comprehensive Income	(14.9)	(14.7)	(11.7)
Common Stock Issuable - Stock Incentive Plans	72.6	63.0	72.4
Deferred Compensation	(39.3)	(25.0)	(34.3)
Treasury Stock (at cost, 9,285,824 shares at March 2005, 8,853,791 shares at December 2004 and 7,533,003 shares at March 2004)	(426.0)	(408.1)	(356.9)

Total Stockholders’ Equity	3,361.4	3,295.6	3,118.4

Total Liabilities and Stockholders’ Equity	$47,761.3	$45,276.7	$40,178.9

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$357.2	$327.9
Foreign Exchange Trading Profits	38.2	41.4
Treasury Management Fees	19.7	23.0
Security Commissions and Trading Income	14.1	14.5
Other Operating Income	20.1	19.7
Investment Security Gains	.1	—

Total Noninterest Income	449.4	426.5

Net Interest Income
Interest Income	343.5	254.4
Interest Expense	186.1	115.9

Net Interest Income	157.4	138.5
Provision for Credit Losses	—	(5.0)

Net Interest Income after Provision for Credit Losses	157.4	143.5

Noninterest Expenses
Compensation	178.2	165.4
Employee Benefits	46.4	38.4
Occupancy Expense	30.3	30.7
Equipment Expense	19.3	20.1
Other Operating Expenses	120.8	122.6

Total Noninterest Expenses	395.0	377.2

Income before Income Taxes	211.8	192.8
Provision for Income Taxes	72.7	65.3

Net Income	$139.1	$127.5

Net Income Applicable to Common Stock	$139.1	$127.5

Per Common Share
Net Income
- Basic	$.64	$.58
- Diluted	.63	.57
Cash Dividends Declared	.21	.19

Average Number of Common Shares Outstanding - Basic	218,453,518	220,102,831
- Diluted	221,657,839	224,384,348

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions)	2005	2004
Net Income	$139.1	$127.5
Other Comprehensive Income (net of tax)
Net Unrealized Losses on Securities Available for Sale	(.3)	(.1)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.2	(2.3)
Foreign Currency Translation Adjustments	(.1)	(.4)

Other Comprehensive Income	(.2)	(2.8)

Comprehensive Income	$138.9	$124.7

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2005	2004
Common Stock
Balance at January 1 and March 31	$379.8	$379.8

Retained Earnings
Balance at January 1	3,300.6	2,990.7
Net Income	139.1	127.5
Dividend Declared - Common Stock	(45.9)	(41.9)
Stock Issued - Incentive Plan and Awards	(4.6)	(7.2)

Balance at March 31	3,389.2	3,069.1

Accumulated Other Comprehensive Income
Balance at January 1	(14.7)	(8.9)
Other Comprehensive Income (Loss)	(.2)	(2.8)

Balance at March 31	(14.9)	(11.7)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	63.0	88.6
Stock Issuable, net of Stock Issued	9.6	(16.2)

Balance at March 31	72.6	72.4

Deferred Compensation
Balance at January 1	(25.0)	(26.4)
Compensation Deferred	(17.7)	(11.3)
Compensation Amortized	3.4	3.4

Balance at March 31	(39.3)	(34.3)

Treasury Stock
Balance at January 1	(408.1)	(368.5)
Stock Options and Awards	18.6	57.1
Stock Purchased	(36.5)	(45.5)

Balance at March 31	(426.0)	(356.9)

Total Stockholders’ Equity at March 31	$3,361.4	$3,118.4

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	First Quarter Ended March 31
($ In Millions)	2005	2004
Cash Flows from Operating Activities:
Net Income	$139.1	$127.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	(5.0)
Depreciation on Buildings and Equipment	19.1	19.9
(Increase) Decrease in Receivables	(27.7)	14.7
Decrease in Interest Payable	(7.3)	(8.2)
Amortization and Accretion of Securities and Unearned Income	(50.6)	(24.3)
Amortization and Retirement of Computer Software	20.2	20.2
Amortization of Other Intangibles	2.2	2.4
Net (Increase) Decrease in Trading Account Securities	(7.6)	1.7
Other Operating Activities, net	144.5	97.4

Net Cash Provided by Operating Activities	231.9	246.3

Cash Flows from Investing Activities:
Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell	(723.2)	(75.3)
Net (Increase) Decrease in Time Deposits with Banks	2,335.9	(798.0)
Net (Increase) Decrease in Other Interest-Bearing Assets	(.1)	10.1
Purchases of Securities-Held to Maturity	(43.8)	(67.0)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	30.2	26.5
Purchases of Securities-Available for Sale	(13,580.9)	(3,988.4)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	13,833.6	4,677.3
Net (Increase) Decrease in Loans and Leases	(614.8)	749.8
Purchases of Buildings and Equipment, net	(20.2)	(13.7)
Purchases and Development of Computer Software	(27.6)	(22.4)
Net Increase in Trust Security Settlement Receivables	(119.6)	(114.1)
Decrease in Cash Due to Acquisitions	(457.8)	—
Other Investing Activities, net	(140.7)	55.1

Net Cash Provided By Investing Activities	471.0	439.9

Cash Flows from Financing Activities:
Net Increase in Deposits	918.2	2,177.6
Net Increase (Decrease) in Federal Funds Purchased	15.9	(1,152.5)
Net Decrease in Securities Sold under Agreements to Repurchase	(1,090.9)	(237.3)
Net Increase (Decrease) in Commercial Paper	(5.1)	2.7
Net Decrease in Short-Term Other Borrowings	(604.5)	(1,577.9)
Proceeds from Term Federal Funds Purchased	138.0	—
Repayments of Term Federal Funds Purchased	(138.0)	(6.6)
Proceeds from Senior Notes & Long-Term Debt	470.7	—
Repayments of Senior Notes & Long-Term Debt	(100.3)	(.2)
Treasury Stock Purchased	(36.1)	(43.3)
Net Proceeds from Stock Options	4.2	15.4
Cash Dividends Paid on Common Stock	(46.0)	(41.8)
Other Financing Activities, net	(3.8)	(.8)

Net Cash (Used in) Financing Activities	(477.7)	(864.7)

Increase (Decrease) in Cash and Due from Banks	225.2	(178.5)
Cash and Due from Banks at Beginning of Year	2,052.5	1,595.9

Cash and Due from Banks at End of Period	$2,277.7	$1,417.4

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$193.4	$124.1
Income Taxes Paid (Received)	(18.2)	18.3

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements reflect Northern Trust’s purchase on March 31, 2005 of Baring Asset Management’s Financial Services Group (FSG), as discussed in Note 7. In June 2003, the Corporation disposed of substantially all of the assets of Northern Trust Retirement Consulting, L.L.C. (NTRC). The operating results of NTRC, previously presented as discontinued operations, are immaterial to, and have been incorporated within, the consolidated results of operations of Northern Trust. The consolidated financial statements, as of March 31, 2005 and 2004, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to address the accounting for differences attributable to credit quality between contractual cash flows and expected cash flows from loans or debt securities acquired in a transfer. SOP 03-3 requires that loans acquired in a transfer initially be recorded at the present value of their expected cash flows. The SOP prohibits the carrying over or creation of valuation allowances in the initial accounting for loans acquired that are within the scope of the SOP. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of this SOP as of January 1, 2005, and its application to the March 31, 2005 FSG acquisition (see Note 6), did not have a material effect on Northern Trust’s consolidated financial position or results of operations.

3. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan), administered by the Compensation Committee of the Corporation’s Board of Directors, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of March 31, 2005, shares available for future grant under the 2002 Plan totaled 8,549,897.

Notes to Consolidated Financial Statements (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.

On April 15, 2005, the Securities and Exchange Commission (SEC) issued a ruling amending the date for compliance with SFAS No. 123(R). Registrants will be required to adopt FAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. For Northern Trust, this ruling will require adoption of SFAS No. 123(R) by no later than January 1, 2006.

Prior to the required adoption of SFAS No. 123(R), Northern Trust has elected to account for its stock-based incentive plans and awards under APB No. 25, and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Pro forma information regarding net income and earnings per share is presented on the following page as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.21% and 3.13%; dividend yields of 3.03% and 2.53%; volatility factors of the expected market price of the Corporation’s common stock of 33.7% and 33.8%; and a weighted average expected option life of 5.5 years for both years.

The weighted average fair value of options granted in 2004 was $13.62 per share. For purposes of pro forma disclosures, the estimated fair value of these options are amortized over the options’ one- to four-year vesting periods.

Notes to Consolidated Financial Statements (continued)

In February 2005, 2,401,500 options, with a weighted average fair value of $12.37 per share, were granted to employees of the Corporation under the 2002 Plan. The terms of this option grant provided for full vesting on March 31, 2005. The pro forma information for the current quarter presented below includes $29.7 million ($18.5 million after-tax) of pro forma expense reflecting the full vesting of the February 2005 option grant on March 31, 2005. As a result, no compensation expense relating to the February 2005 options will be included within Northern Trust’s results of operations after its adoption of SFAS No. 123(R). In addition to the reduced compensation expense, the vesting period for the February 2005 grant was influenced by the fact that over half of the then outstanding options granted prior to 2005 had exercise prices that exceeded the current market value of Northern Trust’s stock.

The Corporation’s pro forma information follows.

	Three Months Ended March 31
(In Millions Except per Share Information)	2005	2004
Net Income as Reported	$139.1	$127.5
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.2	4.8
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(24.7)	(15.6)

Pro Forma Net Income	$116.6	$116.7

Earnings Per Share as Reported:
Basic	$.64	$.58
Diluted	.63	.57
Pro Forma Earnings Per Share:
Basic	$.53	$.53
Diluted	.52	.52

The pro forma information presented above for 2004 has been revised to adjust the amortization period for options granted to retirement-eligible employees or employees projected to become retirement-eligible during the vesting period of an option grant, to the lesser of the vesting period or the period to retirement eligibility. Previously, pro forma compensation cost for all stock options was amortized over the options’ vesting periods.

Northern Trust anticipates adopting SFAS No. 123(R) effective January 1, 2006, in accordance with the SEC’s ruling. Expense treatment under SFAS No. 123(R) for the vesting of options granted through March 31, 2005 will increase pre-tax compensation expense for the fiscal year 2006 by approximately $5 million, resulting in an approximate $.02 reduction in 2006 earnings per share. Future stock option grants will result in additional expense recognition through their respective vesting periods. The amount and timing of expense to be recorded under SFAS No. 123(R) for future grants will be dependent upon the volumes, terms, and valuations of such grants.

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2005		December 31, 2004		March 31, 2004
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$33.5	$33.5	$23.6	$23.6	$102.2	$102.2
Obligations of States and Political Subdivisions	32.4	32.4	32.8	32.8	34.3	34.3
Government Sponsored Agency	6,371.2	6,371.2	6,710.5	6,710.5	6,831.7	6,831.7
Preferred Stock	65.6	65.6	69.1	69.1	64.1	64.1
Asset-Backed	1,009.9	1,009.9	900.4	900.4	284.6	284.6
Other	162.7	162.7	182.5	182.5	224.9	224.9

Subtotal	7,675.3	7,675.3	7,918.9	7,918.9	7,541.8	7,541.8

Held to Maturity
U.S. Government	—	—	—	—	.5	.5
Obligations of States and Political Subdivisions	896.1	919.5	896.8	938.0	898.2	952.6
Government Sponsored Agency	11.5	11.4	11.7	11.7	9.9	9.9
Other	228.2	222.7	211.7	206.9	179.9	175.7

Subtotal	1,135.8	1,153.6	1,120.2	1,156.6	1,088.5	1,138.7

Trading Account	10.2	10.2	2.6	2.6	5.7	5.7

Total Securities	$8,821.3	$8,839.1	$9,041.7	$9,078.1	$8,636.0	$8,686.2

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	March 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$33.5	$—	$—	$33.5
Obligations of States and Political Subdivisions	30.6	1.8	—	32.4
Government Sponsored Agency	6,372.3	.9	2.0	6,371.2
Preferred Stock	65.6	—	—	65.6
Asset-Backed	1,009.9	.5	.5	1,009.9
Other	162.5	.2	—	162.7

Total	$7,674.4	$3.4	$2.5	$7,675.3

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	March 31, 2005
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$896.1	$27.7	$4.3	$919.5
Government Sponsored Agency	11.5	.1	.2	11.4
Other	228.2	.1	5.6	222.7

Total	$1,135.8	$27.9	$10.1	$1,153.6

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2005	December 31, 2004	March 31, 2004
Domestic
Residential Real Estate	$8,067.2	$8,095.3	$7,910.2
Commercial	3,534.8	3,190.0	3,243.6
Broker	26.4	27.9	28.9
Commercial Real Estate	1,387.3	1,307.5	1,237.7
Personal	2,857.1	2,927.2	2,485.6
Other	714.1	609.7	464.3
Lease Financing	1,239.3	1,221.8	1,211.0

Total Domestic	17,826.2	17,379.4	16,581.3
International	1,111.5	563.3	492.3

Total Loans and Leases	$18,937.7	$17,942.7	$17,073.6
Reserve for Credit Losses Assigned to Loans and Leases	(131.1)	(130.7)	(143.4)

Net Loans and Leases	$18,806.6	$17,812.0	$16,930.2

At March 31, 2005, other domestic and international loans included $937.9 million of overnight trust-related advances, compared with $710.0 million at December 31, 2004 and $490.9 million at March 31, 2004.

At March 31, 2005, nonperforming loans and leases totaled $34.0 million. Included in this amount were loans with a recorded investment of $32.2 million (net of $7.3 million in charge-offs) that were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $2.4 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while impaired loans totaling $29.8 million (net of $2.5 million in charge-offs) had an allocated reserve of $24.6 million. For the first quarter of 2005, the total recorded investment in impaired loans averaged $31.0 million. There was approximately $7 thousand of interest income recorded on impaired loans for the three months ended March 31, 2005.

At March 31, 2004, nonperforming loans and leases totaled $71.6 million and included $69.1 million (net of $14.8 million in charge-offs) of impaired loans. Of these impaired loans, $5.1 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them while $64.0 million (net of $10.0 million in charge-offs) had an allocated reserve of $33.5 million. The total recorded investment in impaired loans for the first quarter of 2004 averaged $74.2 million. There was no interest income recognized on such loans for the three months ended March 31, 2004.

Notes to Consolidated Financial Statements (continued)

At March 31, 2005, residential real estate loans totaling $1.5 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $8.9 million at March 31, 2005. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At March 31, 2005, legally binding commitments to extend credit totaled $16.4 billion compared with $16.2 billion at both December 31, 2004 and March 31, 2004.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31
(In Millions)	2005	2004
Balance at Beginning of Period	$139.3	$157.2
Charge-Offs	(.1)	(4.1)
Recoveries	.5	3.4

Net Recoveries (Charge-Offs)	.4	(.7)
Provision for Credit Losses	—	(5.0)

Balance at End of Period	$139.7	$151.5

Reserve for Credit Losses Assigned to:
Loans and Leases	$131.1	$143.4
Unfunded Commitments and Standby Letters of Credit	8.6	8.1

Total Reserve for Credit Losses	$139.7	$151.5

In accordance with SOP 03-3, no reserve for credit losses was established for the $366.6 million of loans acquired through the March 31, 2005 purchase of FSG. Loans acquired were recorded at the present value of their expected cash flows, which did not differ materially from their contractual principal outstanding at the date of acquisition.

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

Notes to Consolidated Financial Statements (continued)

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

7. Business Combinations – On March 31, 2005, Northern Trust completed its acquisition of Baring Asset Management’s Financial Services Group (FSG) from ING Group N.V. (The Netherlands). The purchase price totaled 260 million British pounds Sterling (GBP) (approximately $490 million based on March 31, 2005 exchange rates), and is subject to adjustment 120 days post closing to reflect changes in certain defined revenues. Changes to the purchase price, if any, will be reflected as an adjustment to the cost of the acquisition when resolved and determinable.

FSG is a fund services group that offers fund administration, custody, and trust services, and had approximately $70 billion in funds under administration, $33 billion in custody, and $32 billion in trust assets as of March 31, 2005. The acquisition of FSG will expand Northern Trust’s global fund administration, hedge fund, private equity, and property administration capabilities.

The cost of the acquisition, inclusive of approximately $10 million of transaction costs, totaled approximately $500 million. Assets of $3.7 billion, including $2.9 billion of money market assets, $366.6 million of loans, $189.7 million of goodwill and $142.0 million of other intangible assets, and liabilities of $3.2 billion were recorded at their estimated fair values. Other intangible assets recorded in connection with the acquisition, reflecting the value of acquired client relationships, will be amortized over ten years. There are no results of operations for FSG included within Northern Trust’s operating results for the current quarter due to the March 31, 2005 acquisition date.

Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended March 31, 2005.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2004	$141.7	$58.3	$200.0
Goodwill Acquired – FSG	179.7	10.0	189.7

Balance at March 31, 2005	$321.4	$68.3	$389.7

Notes to Consolidated Financial Statements (continued)

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2005 and March 31, 2004, was as follows:

	March 31
	2005		2004
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets- Subject to Amortization	$257.3	$81.6	$114.3	$72.0

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $2.2 million and $2.4 million for the quarters ended March 31, 2005 and 2004, respectively. Amortization for the remainder of 2005 and for the years 2006, 2007, 2008 and 2009 is estimated to be $18.7 million, $24.7 million, $22.4 million, $20.0 million and $19.5 million, respectively.

8. Sterling Debt – On March 11, 2005, the Corporation, through its principal subsidiary The Northern Trust Company (Bank), issued debt totaling 250 million GBP ($470 million), the proceeds of which were used primarily to fund the acquisition of FSG (see Note 7). The debt consists of (i) subordinated notes with a total face value of 150 million GBP ($282 million) which mature March 11, 2015 and were issued at a discount of .484%, or 726 thousand GBP ($1.4 million), and (ii) senior notes with a total face value of 100 million GBP ($188 million) which mature March 11, 2010 with no discount. Interest on the subordinated notes is fixed at 5.375% with payment due annually. Interest on the senior notes floats based on the three-month Sterling LIBOR plus 10 basis points with payment due quarterly.

Notes to Consolidated Financial Statements (continued)

9. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at March 31, 2005 and 2004, and changes during the three month periods then ended, presented on an after-tax basis.

	Three Months Ended March 31, 2005
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect

Unrealized Gains (Losses) on Securities Available for Sale	$(.7)	$(.4)	$.1	$(1.0)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.7)	(.4)	.1	(1.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(1.8)	.7	(.6)
Less: Reclassification Adjustments	—	(2.1)	.8	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	.3	(.1)	.7
Foreign Currency Translation Adjustments	(.8)	(.2)	.1	(.9)
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.7)	$(.3)	$.1	$(14.9)

	Three Months Ended March 31, 2004
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect

Unrealized Gains (Losses) on Securities Available for Sale	$2.7	$(.1)	$—	$2.6
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.7	(.1)	—	2.6
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(.2)	.1	.2
Less: Reclassification Adjustments	—	3.5	(1.3)	2.2

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(3.7)	1.4	(2.0)
Foreign Currency Translation Adjustments	.1	(.8)	.4	(.3)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(8.9)	$(4.6)	$1.8	$(11.7)

10. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2005	2004
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	218,453,518	220,102,831
Net Income Applicable to Common Stock	$139.1	$127.5
Basic Net Income Per Common Share	$.64	$.58
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	218,453,518	220,102,831
Plus Dilutive Potential Common Shares:
Stock Options	2,187,296	3,278,296
Stock Incentive Plans	1,017,025	1,003,221
Average Common and Potential Common Shares	221,657,839	224,384,348
Net Income Applicable to Common Stock	$139.1	$127.5
Diluted Net Income Per Common Share	$.63	$.57

Note: For the quarters ended March 31, 2005 and 2004, options to purchase 16,768,275 and 11,856,629 shares of the Corporation’s common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

Notes to Consolidated Financial Statements (continued)

11. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the domestic qualified and nonqualified pension benefit plans and the other postretirement plan for the three months ended March 31, 2005 and 2004.

Net Periodic Pension Expense Qualified Plan (In Millions)	Three Months Ended March 31
	2005	2004
Service Cost	$6.6	$5.4
Interest Cost	6.4	5.8
Expected Return on Plan Assets	(9.0)	(8.1)
Amortization:
Net Loss	2.9	1.9
Prior Service Cost	.3	—

Net Periodic Pension Expense	$7.2	$5.0

Net Periodic Pension Expense Nonqualified Plan (In Millions)	Three Months Ended March 31
	2005	2004
Service Cost	$.6	$.5
Interest Cost	.8	.7
Expected Return on Plan Assets	—	—
Amortization:
Net Loss	.6	.6
Prior Service Cost	—	—

Net Periodic Pension Expense	$2.0	$1.8

Net Periodic Benefit Expense Other Postretirement Plan (In Millions)	Three Months Ended March 31
	2005	2004
Service Cost	$.5	$.4
Interest Cost	1.0	.7
Amortization:
Transition Obligation	.1	.1
Net Loss	.6	.3

Net Periodic Benefit Expense	$2.2	$1.5

Notes to Consolidated Financial Statements (continued)

12. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on March 31, 2005, $2.7 billion on December 31, 2004 and $2.7 billion on March 31, 2004. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $6.5 million at March 31, 2005, $4.5 million at December 31, 2004 and $4.2 million at March 31, 2004.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $129.5 billion at March 31, 2005, $112.7 billion at December 31, 2004 and $92.4 billion at March 31, 2004. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at March 31, 2005, December 31, 2004 or March 31, 2004 related to these indemnifications.

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various classes of claimants, regulatory matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, the Corporation cannot state what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements, if any, arising from pending or threatened legal actions, regulatory matters or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material effect on operating results for a particular period.

Notes to Consolidated Financial Statements (continued)

In 2003, a putative class action was filed against Northern Trust Bank of California N.A. seeking class-wide reimbursement, with interest and punitive damages, for approximately 300 trust accounts that were allegedly charged fees in excess of fee provisions in the underlying trust documents. Virtually all of the trust accounts in the putative class were purchased in 1992 by the California bank from Trust Services of America, Inc., then a subsidiary of CalFed. On August 10, 2004, the Corporation announced that the California bank had entered into a settlement in principle to resolve the putative class action. On March 25, 2005, the court signed an order giving final approval to the settlement under which the California bank paid approximately $21 million. The settlement, including estimated associated costs, resulted in a third quarter 2004 pre-tax charge of $17.0 million.

One subsidiary of the Corporation was named as a defendant in several Enron-related class action suits that were consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including the Bank in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit makes claims, inter alia, for breach of fiduciary duty to the plan participants, and seeks equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continue to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. The trial date currently is scheduled for fall 2006. The Corporation and the Bank will continue to defend this action vigorously. In June 2003, after conducting an extensive investigation, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. In another Enron-related matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. The Corporation and the Bank will continue to defend these actions vigorously.

Notes to Consolidated Financial Statements (continued)

The IRS has challenged the Corporation’s tax position related to 13 investments made in structured leasing transactions that had a book value of $425 million at March 31, 2005. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation will continue to defend its position vigorously.

13. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $10.4 billion on March 31, 2005, $11.8 billion on December 31, 2004 and $10.1 billion on March 31, 2004. Included in the March 2005 pledged assets were securities available for sale of $1.6 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2005, December 31, 2004 and March 31, 2004 was $639.4 million, $592.5 million and $693.9 million, respectively. There was no repledged collateral as of March 31, 2005 or December 31, 2004. The fair value of repledged collateral as of March 31, 2004 was $50.5 million. Repledged collateral is used in other agreements to repurchase securities sold transactions.

14. Business Units - The table on page 25, reflecting the earnings contribution of Northern Trust’s business units for the three-month period ended March 31, 2005 is incorporated by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis was a record $.63 for the first quarter, an increase of 11% from $.57 per share earned in last year’s first quarter. Net income increased 9% to a record $139.1 million, up from $127.5 million earned in the first quarter of last year. This performance produced an annualized return on average common equity (ROE) of 17.06% versus 16.74% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.29% versus 1.30% in 2004.

Revenues stated on a fully taxable equivalent basis of $621.1 million were up 7% from $578.2 million in last year’s first quarter, while expenses increased 5%. The revenue performance reflects record trust, investment and other servicing fees (formerly referred to as “trust fees”), a 13% increase in net interest income and continued strength in the quality of Northern Trust’s loan portfolio.

Financial Services Group Acquisition

On March 31, 2005, Northern Trust completed its acquisition of Baring Asset Management’s Financial Services Group (FSG) from ING Group N.V. (The Netherlands). Under the terms of the agreement, the purchase price totaled 260 million GBP (approximately $500 million inclusive of transaction costs) and is subject to adjustment 120 days after closing to reflect changes in certain defined revenues. Balance sheet assets of FSG at March 31, 2005, totaled approximately $3.7 billion. FSG total revenues on a stand-alone basis were approximately $160 million in 2004. No revenues and expenses of FSG are included in Northern Trust’s operating results, although certain initial integration costs, totaling $2.1 million, are included in the current quarter’s operating expenses. FSG had approximately $70 billion in funds under administration, $33 billion in custody, and $32 billion in trust assets as of March 31, 2005. The acquisition of FSG, including approximately $25 million of estimated 2005 integration costs, is expected to reduce earnings per share by approximately $.04 to $.06 in 2005.

Noninterest Income

Noninterest income totaled $449.4 million for the quarter, up 5% from $426.5 million reported last year, and accounted for 72% of total taxable equivalent revenue. Trust, investment and other servicing fees were $357.2 million in the quarter, up 9% from $327.9 million in the first quarter of last year and represented 58% of total taxable equivalent revenue. The increase resulted primarily from improved equity markets and new business. The components of noninterest income for the first quarter of 2005 and 2004 are listed in the following table:

Noninterest Income (In Millions)	Three Months Ended March 31
	2005	2004
Trust, Investment and Other Servicing Fees	$357.2	$327.9
Foreign Exchange Trading Profits	38.2	41.4
Treasury Management Fees	19.7	23.0
Security Commissions and Trading Income	14.1	14.5
Other Operating Income	20.1	19.7
Investment Security Gains	.1	—

Total Noninterest Income	$449.4	$426.5

Assets under custody totaled $2.6 trillion at March 31, 2005. This represents an increase in assets under custody of 2% from December 31, 2004 and 18% from March 31, 2004. Assets under management reached a new high and totaled $588.6 billion compared with $520.8 billion at March 31, 2004. As of current quarter-end, managed assets were invested 39% in equities, 17% in fixed-income securities and 44% in cash and other assets.

Assets Under Custody * (In Billions)	March 31, 2005	December 31, 2004	March 31, 2004
Corporate & Institutional	$2,405.9	$2,345.1	$2,017.0
Personal	209.9	209.3	193.7

Total Assets Under Custody	$2,615.8	$2,554.4	$2,210.7

Assets Under Management (In Billions)	March 31, 2005	December 31, 2004	March 31, 2004
Corporate & Institutional	$477.5	$461.5	$414.3
Personal	111.1	110.4	106.5

Total Assets Under Management	$588.6	$571.9	$520.8

*	Assets Under Custody do not include assets administered but not held under custody that were previously included within the category of Assets Under Administration.

Trust, investment and other servicing fees are generally based on the market value of assets managed, custodied and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) trust relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust, investment and other servicing fees. Based on analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in trust, investment and other servicing fees of approximately 4% and total revenues of approximately 2%.

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS in the quarter were up 11% to $184.7 million from the year-ago quarter reflecting strong growth in all products and services, improved equity markets and new business. Custody fees increased 16% to $76.0 million for the quarter, with strong growth in global custody revenues, while fees from asset management grew 2% to $59.3 million. Securities lending fees totaled $34.0 million, up 22% compared with last year’s first quarter, primarily reflecting higher lending volumes.

C&IS assets under custody totaled $2.41 trillion at March 31, 2005 compared with $2.02 trillion at March 31, 2004. Assets under custody include $1.03 trillion of global custody assets, an increase of 29% compared with $797 billion one year ago. C&IS assets under management totaled $477.5 billion compared with $414.3 billion at March 31, 2004. As of current quarter-end, C&IS managed assets were invested 36% in equities, 13% in fixed-income securities and 51% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 7% and totaled $172.5 million compared with $161.6 million a year ago. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $209.9 billion at March 31, 2005 compared with $193.7 billion at March 31, 2004. Of the total assets under custody, $111.1 billion is managed by Northern Trust compared with $106.5 billion at March 31, 2004. As of current quarter-end, PFS managed assets were invested 50% in equities, 35% in fixed-income securities and 15% in cash and other assets.

Foreign exchange trading profits were $38.2 million in the quarter compared with $41.4 million in the first quarter of last year. The decline reflects reduced volatility in currency markets, particularly in the major European currencies, partially offset by increased client activity. Treasury management fees in the quarter were $19.7 million compared with $23.0 million in the same quarter last year. Approximately 50% of this decrease was offset by improved net interest income as clients opted to pay for services via compensating deposit balances. Revenues from security commissions and trading income were $14.1 million, down 3% from the prior year. Other operating income, the components of which are listed below, was $20.1 million for the first quarter compared with $19.7 million in the same period last year.

Other Operating Income (In Millions)	Three Months Ended March 31
	2005	2004
Loan Service Fees	$4.7	$5.7
Banking Service Fees	7.9	7.9
Other Income	7.5	6.1

Total Other Operating Income	$20.1	$19.7

Net Interest Income

Net interest income for the quarter totaled $157.4 million, 14% higher than the $138.5 million reported in the first quarter of 2004. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter stated on a FTE basis totaled $171.7 million, up 13% from $151.7 million in the prior year quarter, reflecting both net interest margin improvement and an increase in average earning assets, up $4.1 billion. The net interest margin increased to 1.79% from 1.73% in the prior year quarter. The improved margin is largely due to wider spreads earned on short-term and floating rate loans as yields on these assets increased more than the cost of retail deposit funding sources. Total average earning assets of $39.0 billion were 11% higher than a year ago with the increase concentrated in securities and money market assets. Securities increased 15% and averaged $9.3 billion, with the increase concentrated primarily in short-term U.S. government sponsored agency and asset-backed securities. Average money market assets increased 18% to $11.6 billion, while average loans increased 5% to $18.1 billion.

Average domestic loans outstanding during the quarter, at $17.5 billion, were 4% higher than the $16.8 billion outstanding in the first quarter of last year, while average international loans increased $121 million from a year ago to $565 million. Residential mortgages averaged $8.1 billion in the quarter, up 2% from the prior year’s first quarter and represented 45% of the total average loan portfolio. Commercial and industrial loans averaged $3.5 billion, up 3% from $3.4 billion last year, while personal loans increased 13% to average $2.9 billion compared with last year’s first quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $24.0 billion, up 17% from the first quarter of 2004. Foreign office time deposits increased $3.1 billion, up 27% as a result of global custody activity, while retail deposit levels increased $300 million due primarily to higher balances in money market deposit accounts. Other interest-related funds averaged $8.6 billion in the quarter compared with $8.8 billion in last year’s first quarter due primarily to lower levels of federal funds purchased, offset in part by increases in securities sold under agreements to repurchase and other borrowed funds. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets increased 9% from the prior year, averaging $6.4 billion.

Provision for Credit Losses

The reserve for credit losses at March 31, 2005 was $139.7 million compared with $139.3 million at the previous quarter-end, reflecting net recoveries of $.4 million. There was no provision for credit losses in the quarter. The provision for the prior year first quarter was a negative $5.0 million and net charge-offs totaled $.7 million. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 28.

Noninterest Expenses

Noninterest expenses totaled $395.0 million for the quarter, up 5% from $377.2 million in the year-ago quarter. The components of noninterest expenses and a discussion of significant changes from the prior year quarter are provided below.

Noninterest Expenses (In Millions)	Three Months Ended March 31
	2005	2004
Compensation	$178.2	$165.4
Employee Benefits	46.4	38.4
Occupancy Expense	30.3	30.7
Equipment Expense	19.3	20.1
Other Operating Expenses	120.8	122.6

Total Noninterest Expenses	$395.0	$377.2

Compensation and employee benefit expenses totaled $224.6 million, up 10% compared with last year. These expenses reflect annual salary increases, higher incentive compensation and increased pension and health care costs. Staff on a full-time equivalent basis at March 31, 2005 totaled 8,844 compared with 7,994 a year ago. Staffing level increases were primarily the result of the March 31, 2005 addition of 785 FSG staff. Other staff increases were related to staffing for new offices and other strategic initiatives.

Net occupancy expense totaled $30.3 million compared with $30.7 million in the first quarter of 2004. The previous year included a $1.2 million charge associated with revisions made to the estimated cost of reducing required office space, partially offset by real estate tax refunds. The current year expense level was essentially unchanged after adjusting for these items.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $19.3 million, down 4% from the $20.1 million reported in the first quarter of 2004. The reduction resulted from lower levels of depreciation of computer hardware and lower data line lease costs.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $120.8 million compared with $122.6 million last year. The decrease reflects lower expenses associated with operating risks related to servicing and managing financial assets, which included an $11.6 million loss in the first quarter of last year from securities processing activities related to a stock conversion offer. The current quarter’s lower expenses were partially offset by higher employee relocation and hiring costs, increased business promotion, investments in technology that increased software amortization and related costs, and higher fees for global subcustody and asset management sub-advisor services. The components of other operating expenses were as follows:

Other Operating Expenses (In Millions)	Three Months Ended March 31
	2005	2004
Outside Services Purchased	$57.9	$52.4
Software Amortization and Other Costs	27.4	26.5
Business Promotion	12.5	10.4
Other Intangibles Amortization	2.2	2.4
Other Expenses	20.8	30.9

Total Other Operating Expenses	$120.8	$122.6

Provision for Income Taxes

The provision for income tax was $72.7 million for the first quarter compared with $65.3 million in the year-ago quarter, primarily reflecting the increase in pre-tax earnings. The effective income tax rate for the quarter was 34.3% compared with 33.9% in the first quarter of 2004.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the quarters ended March 31, 2005 and 2004.

Results of Operations First Quarter ($ In Millions)	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
	2005	2004	2005	2004	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$184.7	$166.3	$172.5	$161.6	$—	$—	$357.2	$327.9
Other	66.6	72.0	23.4	24.3	2.2	2.3	92.2	98.6
Net Interest Income *	55.7	41.9	118.0	109.6	(2.0)	.2	171.7	151.7
Provision for Credit Losses	(1.7)	(4.7)	1.7	(.3)	—	—	—	(5.0)
Noninterest Expenses	183.8	178.0	194.4	185.2	16.8	14.0	395.0	377.2

Income before Income Taxes*	124.9	106.9	117.8	110.6	(16.6)	(11.5)	226.1	206.0
Provision for Income Taxes*	48.6	41.5	45.7	42.9	(7.3)	(5.9)	87.0	78.5

Net Income	$76.3	$65.4	$72.1	$67.7	$(9.3)	$(5.6)	$139.1	$127.5

Percentage of Net Income Contribution	55%	51%	52%	53%	(7)%	(4)%	100%	100%

Average Assets	$23,977.3	$19,839.0	$16,757.0	$15,984.6	$2,853.3	$3,699.4	$43,587.6	$39,523.0

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $14.3 million for 2005 and $13.2 million for 2004.

Corporate and Institutional Services

C&IS net income for the first quarter totaled $76.3 million compared with $65.4 million reported in 2004. Noninterest income was $251.3 million, up 5% from $238.3 million in last year’s first quarter. Trust, investment and other servicing fees in the quarter were up 11% to $184.7 million from the year-ago quarter reflecting strong growth in all products and services, improved equity markets and new business. Custody fees increased 16% to $76.0 million for the quarter, with strong growth in global custody revenues, while fees from asset management grew 2% to $59.3 million. Securities lending fees totaled $34.0 million, up 22% compared with last year’s first quarter, primarily reflecting higher volumes. Other noninterest income was $66.6 million compared with $72.0 million in last year’s first quarter. Lower levels of foreign exchange trading profits and treasury management fees were the primary causes of the decline.

Net interest income stated on a FTE basis was $55.7 million, up 33% from $41.9 million in last year’s first quarter. Net interest income was positively impacted by a $3.9 billion or 23% increase in average earning assets, concentrated in short-term money market assets. The net interest margin improved to 1.07% for the current quarter from .98% in last year’s first quarter. The improved margin is largely due to wider spreads on money market assets as yields on these assets increased more than their funding sources.

Corporate and Institutional Services (continued)

The $1.7 million negative provision for credit losses in the current quarter compares with a negative $4.7 million provision in the first quarter of last year. The prior year negative provision primarily reflects cash payments received on lower-rated loans that required higher reserve levels. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 3% and totaled $183.8 million for the first quarter. Increases in compensation expense resulting from annual salary increases and higher performance-based pay, employee benefit charges, costs associated with business promotion, and fees for other professional services contributed to the overall increase in operating expenses.

Personal Financial Services

PFS net income for the quarter was $72.1 million, up 6% from $67.7 million reported a year ago. Trust, investment and other servicing fees increased 7% and totaled $172.5 million. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $23.4 million compared with $24.3 million in the prior year quarter due primarily to lower treasury management fees.

Net interest income stated on a FTE basis was $118.0 million in the quarter compared with $109.6 million in the prior year’s first quarter. These results reflect a 5% increase in average earning assets concentrated primarily in loans and an increase in the net interest margin from 2.90% last year to 2.99% in the current quarter. The improved margin is largely due to wider spreads on short-term and floating rate loans as yields on these assets increased more than the cost of retail deposit funding sources.

A $1.7 million provision for credit losses was recorded in the first quarter compared with a negative provision of $.3 million last year. Total noninterest expenses of PFS, which include both the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 5% to $194.4 million from $185.2 million in last year’s first quarter. Higher compensation expense resulting from annual salary increases and incentive compensation, employee benefit and other staff related costs, and higher allocations for product and operating support contributed to the overall increase in operating expenses.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the first quarter was a negative $2.0 million compared with $.2 million in the year-ago quarter. Noninterest expenses totaled $16.8 million for the quarter, compared with $14.0 million in the year-ago period which included a charge associated with a reduction in office space. The increase, after adjusting for the prior year charge, primarily reflects higher employee benefit costs.

BALANCE SHEET

Total assets at March 31, 2005 were $47.8 billion and averaged $43.6 billion for the first quarter, compared with last year’s average of $39.5 billion. Loans and leases totaled $18.9 billion at March 31, 2005 and averaged $18.1 billion for the first quarter, compared with $17.1 billion at March 31, 2004 and the $17.3 billion average for the first quarter last year. Securities totaled $8.8 billion at March 31, 2005 and averaged $9.3 billion for the quarter, compared with $8.6 billion at March 31, 2004 and $8.0 billion on average last year. Money market assets totaled $14.5 billion at March 31, 2005 and averaged $11.6 billion in the first quarter, up 18% from the year-ago quarter.

Common stockholders’ equity increased to $3.36 billion at March 31, 2005 and averaged $3.30 billion for the quarter, up 8% from last year’s first quarter average. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 836,779 shares at a cost of $36.4 million. An additional 5.9 million shares are authorized for purchase after March 31, 2005 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2005 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to first quarter average assets) at March 31, 2005 also exceeded the minimum regulatory requirement of 3%. Shown below are the March 31, 2005 and December 31, 2004 capital ratios of Northern Trust and of the Bank.

	March 31, 2005		December 31, 2004
Capital Ratios	Northern Trust Corporation	The Northern Trust Company	Northern Trust Corporation	The Northern Trust Company
Tier 1 Capital	9.6%	7.7%	11.0%	9.2%
Total Capital	12.7%	11.4%	13.3%	11.9%
Leverage Ratio	7.1%	5.7%	7.6%	6.1%

BALANCE SHEET (continued)

The March 31, 2005 capital ratios of Northern Trust and the Bank reflect the March 31, 2005 acquisition of FSG and the March 11, 2005 issuance of $282 million of subordinated notes, as discussed in Notes 7 and 8 to the Consolidated Financial Statements, respectively. Each of Northern Trust’s other subsidiary banks had March 31, 2005 ratios of 10.8% or higher for tier 1 capital, 11.4% or higher for total risk-based capital, and 8.2% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at March 31, 2005 totaled $34.1 million compared with $33.1 million at December 31, 2004 and $72.1 million at March 31, 2004. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $34.0 million, or .19% of total domestic loans and leases at March 31, 2005. At December 31, 2004 and March 31, 2004, domestic nonaccrual loans and leases totaled $32.9 million and $71.6 million, respectively. The $1.1 million increase in nonperforming loans during the quarter is primarily the result of two additional loans classified as nonaccrual, offset by principal repayments. There were no nonperforming loans included within the $366.6 million of loans purchased in connection with the March 31, 2005 acquisition of FSG.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets (In Millions)	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual Loans
Domestic
Residential Real Estate	$2.7	$2.8	$4.0
Commercial	29.8	29.5	67.4
Commercial Real Estate	.1	.1	.1
Personal	1.4	.5	.1
International	—	—	—

Total Nonaccrual Loans	34.0	32.9	71.6
Other Real Estate Owned	.1	.2	.5

Total Nonperforming Assets	$34.1	$33.1	$72.1

90 Day Past Due Loans Still Accruing	$7.9	$9.9	$14.1

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

Provision and Reserve for Credit Losses (continued)

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three month periods ended March 31, 2005 and March 31, 2004 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at March 31, 2005, December 31, 2004 and March 31, 2004.

Allocation of the Reserve for Credit Losses

	March 31, 2005		December 31, 2004		March 31, 2004
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$24.6	—%	$24.0	—%	$33.5	—%

Allocated Inherent Reserve
Residential Real Estate	11.6	43	11.6	45	12.0	46
Commercial	49.4	19	49.9	18	54.9	19
Commercial Real Estate	17.1	7	17.1	7	16.9	7
Personal	6.7	15	5.5	16	5.1	15
Other	—	4	—	4	—	3
Lease Financing	4.6	6	4.5	7	4.3	7
International	1.9	6	1.6	3	1.6	3

Total Allocated Inherent Reserve	$91.3	100%	$90.2	100%	$94.8	100%

Unallocated Inherent Reserve	23.8	—	25.1	—	23.2	—

Total Reserve	$139.7	100%	$139.3	100%	$151.5	100%

Reserve Assigned to:
Loans and Leases	$131.1		$130.7		$143.4
Unfunded Commitments and Standby Letters of Credit	8.6		8.6		8.1

Total Reserve	$139.7		$139.3		$151.5

Specific Reserve. At March 31, 2005, the specific component of the reserve stood at $24.6 million compared with $24.0 million at December 31, 2004. The $.6 million increase in specific reserves from December 31, 2004 is due primarily to additional reserves required on two additional loans classified as nonperforming.

Allocated Inherent Reserve. The allocated inherent portion of the reserve totaled $91.3 million at March 31, 2005 compared with $90.2 million at December 31, 2004. This component of the reserve increased by $1.1 million due primarily to the growth in commercial loan volumes offset in part by principal repayments received on lower-rated loans.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $23.8 million at March 31, 2005.

Provision and Reserve for Credit Losses (continued)

Other Factors. At March 31, 2005, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $106 million of which $32.2 million was classified as impaired, down from $110 million at December 31, 2004 when $30.3 million was classified as impaired, and down from $184 million at March 31, 2004 when $69.1 million was classified as impaired.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $139.7 million at March 31, 2005. The reserve of $131.1 million assigned to loans and leases, as a percentage of total loans and leases was .69% at March 31, 2005, compared with .73% at December 31, 2004.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $8.6 million at March 31, 2005, unchanged from December 31, 2004.

Provision. No provision for credit losses was recorded in the first quarter of 2005 compared with a negative $5.0 million provision in the prior year quarter. The negative provision in the prior year quarter primarily reflects the impact of principal repayments received on lower rated loans.

MARKET RISK MANAGEMENT

As described in the 2004 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2004.

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. and international economies and other economic factors (such as the pace of inflation/deflation and investor confidence in the securities markets) that affect wealth creation, investment and savings patterns;

•	Changes in U.S. and worldwide securities markets with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	Changes in foreign currency exchange rates that, as Northern Trust’s business grows globally, and to the extent that they are not fully hedged, may impact Northern Trust’s level of revenue and expense and net income and the value of its investments in non-U.S. operations, in each case as expressed in U.S. dollars;

•	U.S. and international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using acquired businesses, alliances and preferred provider arrangements to execute its business strategy;

•	Factors or conditions that may affect Northern Trust’s ability to achieve its liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	The effect of geopolitical risks on the U.S. and international economies and securities markets as well as the effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as a SARS outbreak) or natural disasters;

•	The pace and extent of continued globalization of investment activity and growth in worldwide financial assets, including the effects of changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries where Northern Trust has significant business;

•	The interpretation and implementation by U.S. and other regulators of the New Basel Capital Accord developed by the Basel Committee on Banking Supervision and its effect on the minimum regulatory capital requirements of the Corporation, its subsidiaries and its competitors;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment and changes in particular markets, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities or changes in demand for particular services, including longstanding offerings and newer offerings such as investment management outsourcing;

•	Changes in the level of investment or reinvestment in Northern Trust’s products, services, and targeted markets and the pricing of those products and services;

•	Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks (including material systems interruptions, human errors or omissions, fraud, and breaches of internal controls), and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	Northern Trust’s success in controlling expenses, including employee benefit expenses and the impact of factors such as future health care and pension costs;

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Risks and uncertainties inherent in the regulatory and litigation process (including risks associated with pending and threatened legal actions and proceedings and the potential effects of adverse publicity arising from the failure or perceived failure to comply with legal and regulatory requirements) that are evaluated within the context of current judicial decisions and legislative and regulatory interpretations, and with respect to which a trier of fact, either a judge or jury, could decide a case contrary to Northern Trust’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change or modify existing law on a particular issue.

Some of these risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational and Fiduciary Risk Management” in the 2004 Annual Report to Stockholders (pages 49-59), in the section of the “Notes to Consolidated Financial Statements” in the 2004 Annual Report to Stockholders captioned “Note 24. Contingent Liabilities” (pages 90-91), and in the sections of “Item 1—Business” of the 2004 Annual Report on Form 10-K captioned “Government Policies,” “Competition” and “Regulation and Supervision” (pages 7-13). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	First Quarter
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	2005			2004
	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$4.7	$754.9	2.53%	$2.4	$872.4	1.13%
Time Deposits with Banks	79.1	10,835.3	2.96	46.0	8,974.5	2.06
Other Interest-Bearing	.2	34.5	1.94	.1	40.7	.58

Total Money Market Assets	84.0	11,624.7	2.93	48.5	9,887.6	1.97

Securities
U.S. Government	.2	30.6	2.42	.3	103.1	1.26
Obligations of States and Political Subdivisions	16.0	921.0	6.96	15.9	886.2	7.17
Government Sponsored Agency	44.1	6,947.2	2.58	20.0	6,333.6	1.27
Other	12.5	1,377.4	3.67	7.2	716.4	4.06

Total Securities	72.8	9,276.2	3.18	43.4	8,039.3	2.17

Loans and Leases	201.0	18,067.6	4.51	175.7	17,253.5	4.10

Total Earning Assets	$357.8	38,968.5	3.72%	$267.6	35,180.4	3.06%

Reserve for Credit Losses Assigned to Loans	—	(130.9)	—	—	(152.3)	—
Cash and Due from Banks	—	2,048.9	—	—	1,628.4	—
Other Assets	—	2,701.1	—	—	2,866.5	—

Total Assets	—	$43,587.6	—	—	$39,523.0	—

Average Source of Funds
Deposits
Savings and Money Market	$22.4	$7,452.0	1.22%	$11.7	$7,132.6	.66%
Savings Certificates	10.2	1,498.9	2.75	9.1	1,517.9	2.40
Other Time	2.1	381.9	2.22	1.0	277.0	1.47
Foreign Offices Time	78.5	14,638.0	2.18	35.6	11,556.0	1.24

Total Interest-Bearing Deposits	113.2	23,970.8	1.91	57.4	20,483.5	1.13
Federal Funds Purchased	15.5	2,652.9	2.37	8.1	3,482.4	.93
Securities Sold under Agreements to Repurchase	11.6	1,989.0	2.36	3.9	1,685.3	.92
Commercial Paper	.9	139.3	2.50	.4	143.1	1.05
Other Borrowings	26.1	2,424.8	4.36	26.1	2,054.1	5.11
Senior Notes	2.1	190.3	4.55	5.1	350.0	5.89
Long-Term Debt	14.5	930.3	6.27	13.7	864.6	6.36
Floating Rate Capital Debt	2.2	276.3	3.18	1.2	276.2	1.67

Total Interest-Related Funds	186.1	32,573.7	2.31	115.9	29,339.2	1.59

Interest Rate Spread	—	—	1.41%	—	—	1.47%
Noninterest-Bearing Deposits	—	5,743.7	—	—	5,228.8	—
Other Liabilities	—	1,965.6	—	—	1,892.5	—
Stockholders’ Equity	—	3,304.6	—	—	3,062.5	—

Total Liabilities and Stockholders’ Equity	—	$43,587.6	—	—	$39,523.0	—

Net Interest Income/Margin (FTE Adjusted)	$171.7	—	1.79%	$151.7	—	1.73%

Net Interest Income/Margin (Unadjusted)	$157.4	—	1.64%	$138.5	—	1.58%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	First Quarter 2005/2004
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$31.2	$59.0	$90.2
Interest-Related Funds	18.0	52.2	70.2

Net Interest Income (FTE)	$13.2	$6.8	$20.0

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 30 of this document.

Item 4.	Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act. Further, there have been no changes in the Corporation’s internal control over financial reporting during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2005 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2005	31,309	$44.04	31,309
February 1-28, 2005	666,919	43.76	666,919
March 1-31, 2005	138,551	42.44	138,551

Total (First Quarter)	836,779	$43.55	836,779	5,939,439

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Northern Trust Corporation was held on April 19, 2005 for the purposes of (i) electing 12 Directors to hold office until the next annual meeting of stockholders and (ii) ratifying the appointment of KPMG LLP as the Corporation’s independent registered public accountants for the year 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees.

All of management’s nominees for Director as listed in the proxy statement were elected by the votes set forth below. As contemplated by the description of cumulative voting procedures in the proxy statement, votes withheld from some (but less than all) of the nominees were allocated by the proxies among nominees with respect to whom authority was not withheld. Accordingly, the “WITHHELD BEFORE CUMULATIVE VOTING” totals below reflect the number of shares with respect to which authority to vote for all nominees as a group was withheld, plus the number of shares with respect to which authority to vote for individual nominees was withheld; the “WITHHELD AFTER CUMULATIVE VOTING” totals below reflect the number of shares with respect to which authority to vote for all nominees as a group was withheld; and the “FOR” totals below reflect the number of votes for all nominees as a group, plus the number of votes allocated to nominees with respect to whom authority was not withheld. There were no broker non-votes with respect to any nominees.

NOMINEES	WITHHELD BEFORE CUMULATIVE VOTING	WITHHELD AFTER CUMULATIVE VOTING	FOR
Duane L. Burnham	4,481,208	3,580,965	197,279,870
Susan Crown	4,304,235	3,580,965	197,586,003
Robert A. Helman	11,068,517	3,580,965	190,133,095
Dipak C. Jain	4,640,872	3,580,965	197,105,672
Arthur L. Kelly	6,578,421	3,580,965	195,032,272
Robert C. McCormack	4,414,943	3,580,965	197,392,679
Edward J. Mooney	4,266,376	3,580,965	197,557,939
William A. Osborn	6,556,774	3,580,965	195,059,562
John W. Rowe	32,161,524	3,580,965	167,086,579
Harold B. Smith	6,070,778	3,580,965	195,652,392
William D. Smithburg	6,700,314	3,580,965	194,852,968
Charles A. Tribbett III	4,326,914	3,580,965	197,451,625

The appointment of KPMG LLP as the Corporation’s independent registered public accountants for the year 2005 (the “Appointment”) was ratified as follows: 194,635,064 votes were cast “FOR” ratification of the Appointment, 2,020,142 votes were cast “AGAINST” ratification of the Appointment, and 441,647 shares abstained from voting on this matter. There were no broker non-votes on this matter.

Item 6.	Exhibits

(a)	Exhibits

(4)	Instruments Defining the Rights of Security Holders

(i)	Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise and Brown Shipley & Co. Limited as Paying Agents.

(10)	Material Contracts

(i)	Sixth Amendment dated February 10, 2005 of the Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999.

(ii)	Second Amendment dated March 9, 2005 and effective as of January 1, 2005 of the Northern Trust Corporation Severance Plan.

(iii)	Deed of Novation and Amendment dated March 31, 2005 to the Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: May 2, 2005	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: May 2, 2005	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Exhibit Number	Description
(4)	Instruments Defining the Rights of Security Holders

(i)         Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise and Brown Shipley & Co. Limited as Paying Agents.

(10)	Material Contracts

(i) Sixth Amendment dated February 10, 2005 of the Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999.

(ii) Second Amendment dated March 9, 2005 and effective as of January 1, 2005 of the Northern Trust Corporation Severance Plan.

(iii)      Deed of Novation and Amendment dated March 31, 2005 to the Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

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

(i) Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 19, 2005.