Form 10-Q
period 2005-06-30
NORTHERN TRUST CORP
filed 2005-08-01
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

218,361,617 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2005)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2005	December 31 2004	June 30 2004
Assets
Cash and Due from Banks	$1,929.3	$2,052.5	$1,972.8
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,597.5	1,339.9	1,349.8
Time Deposits with Banks	9,992.6	11,793.2	11,228.2
Other Interest-Bearing Deposits	35.7	34.4	29.2
Securities
Available for Sale	7,177.9	7,918.9	7,715.3
Held to Maturity (Fair value - $1,189.2 at June 2005, $1,156.6 at December 2004, $1,115.4 at June 2004)	1,152.2	1,120.2	1,105.1
Trading Account	1.5	2.6	3.3

Total Securities	8,331.6	9,041.7	8,823.7

Loans and Leases
Commercial and Other	11,775.5	9,847.4	9,592.1
Residential Mortgages	8,193.3	8,095.3	7,980.7

Total Loans and Leases (Net of unearned income - $465.7 at June 2005, $487.5 at December 2004, $426.2 at June 2004)	19,968.8	17,942.7	17,572.8

Reserve for Credit Losses Assigned to Loans and Leases	(129.9)	(130.7)	(141.9)
Buildings and Equipment	476.5	465.1	480.2
Customers’ Acceptance Liability	1.0	2.0	1.7
Trust Security Settlement Receivables	165.0	148.9	163.9
Other Assets	2,887.5	2,587.0	1,798.9

Total Assets	$46,255.6	$45,276.7	$43,279.3

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$5,580.8	$5,472.8	$4,618.3
Savings and Money Market	7,295.0	7,950.6	7,317.0
Savings Certificates	1,497.3	1,494.0	1,414.3
Other Time	376.5	370.7	323.2
Foreign Offices - Demand	1,069.9	904.2	1,257.8
- Time	17,237.6	14,865.3	12,948.5

Total Deposits	33,057.1	31,057.6	27,879.1
Federal Funds Purchased	949.0	1,018.3	2,667.4
Securities Sold Under Agreements to Repurchase	1,605.9	2,847.9	2,539.4
Commercial Paper	145.6	145.4	145.6
Other Borrowings	2,903.7	3,177.0	3,665.9
Senior Notes	279.3	200.0	350.0
Long-Term Debt	1,130.5	863.6	864.2
Floating Rate Capital Debt	276.4	276.3	276.2
Liability on Acceptances	1.0	2.0	1.7
Other Liabilities	2,460.8	2,393.0	1,711.7

Total Liabilities	42,809.3	41,981.1	40,101.2

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 218,361,617 shares at June 2005, 219,067,733 shares at December 2004 and 219,816,222 shares at June 2004	379.8	379.8	379.8
Retained Earnings	3,482.5	3,300.6	3,152.5
Accumulated Other Comprehensive Income	(15.5)	(14.7)	(16.3)
Common Stock Issuable - Stock Incentive Plans	73.1	63.0	72.6
Deferred Compensation	(35.2)	(25.0)	(31.0)
Treasury Stock - (at cost, 9,559,907 shares at June 2005, 8,853,791 shares at December 2004 and 8,105,302 shares at June 2004)	(438.4)	(408.1)	(379.5)

Total Stockholders’ Equity	3,446.3	3,295.6	3,178.1

Total Liabilities and Stockholders’ Equity	$46,255.6	$45,276.7	$43,279.3

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$402.1	$336.2	$759.3	$664.1
Foreign Exchange Trading Profits	51.6	47.5	89.8	88.9
Treasury Management Fees	18.4	22.7	38.1	45.7
Security Commissions and Trading Income	14.4	12.9	28.5	27.4
Other Operating Income	21.1	19.2	41.2	38.9
Investment Security Gains	—	.1	.1	.1

Total Noninterest Income	507.6	438.6	957.0	865.1

Net Interest Income
Interest Income	394.8	257.3	738.3	511.7
Interest Expense	229.7	124.3	415.8	240.2

Net Interest Income	165.1	133.0	322.5	271.5
Provision for Credit Losses	—	—	—	(5.0)

Net Interest Income after Provision for Credit Losses	165.1	133.0	322.5	276.5

Noninterest Expenses
Compensation	197.0	166.8	375.2	332.2
Employee Benefits	48.9	42.9	95.3	81.3
Occupancy Expense	32.7	31.0	63.0	61.7
Equipment Expense	20.6	20.4	39.9	40.5
Other Operating Expenses	142.4	116.1	263.2	238.7

Total Noninterest Expenses	441.6	377.2	836.6	754.4

Income before Income Taxes	231.1	194.4	442.9	387.2
Provision for Income Taxes	81.1	63.6	153.8	128.9

Net Income	$150.0	$130.8	$289.1	$258.3

Per Common Share
Net Income
- Basic	$.69	$.60	$1.32	$1.17
- Diluted	.68	.59	1.31	1.15

Cash Dividends Declared	.21	.19	.42	.38

Average Number of Common Shares Outstanding
- Basic	218,114,436	219,826,748	218,283,040	219,964,790
- Diluted	221,335,272	223,350,239	221,495,666	223,867,309

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2005	2004	2005	2004
Net Income	$150.0	$130.8	$289.1	$258.3
Other Comprehensive Income (net of tax)
Net Unrealized Gains (Losses) on Securities Available for Sale	.1	(5.0)	(.2)	(5.1)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.6)	.8	(1.4)	(1.5)
Foreign Currency Translation Adjustments	.9	(.4)	.8	(.8)

Other Comprehensive Income	(.6)	(4.6)	(.8)	(7.4)

Comprehensive Income	$149.4	$126.2	$288.3	$250.9

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2005	2004
Common Stock
Balance at January 1 and June 30	$379.8	$379.8

Retained Earnings
Balance at January 1	3,300.6	2,990.7
Net Income	289.1	258.3
Dividends Declared	(91.7)	(83.6)
Stock Issued - Incentive Plan and Awards	(15.5)	(12.9)

Balance at June 30	3,482.5	3,152.5

Accumulated Other Comprehensive Income
Balance at January 1	(14.7)	(8.9)
Other Comprehensive Income	(.8)	(7.4)

Balance at June 30	(15.5)	(16.3)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	63.0	88.6
Stock Issuable, net of Stock Issued	10.1	(16.0)

Balance at June 30	73.1	72.6

Deferred Compensation
Balance at January 1	(25.0)	(26.4)
Compensation Deferred	(17.0)	(11.4)
Compensation Amortized	6.8	6.8

Balance at June 30	(35.2)	(31.0)

Treasury Stock
Balance at January 1	(408.1)	(368.5)
Stock Options and Awards	47.7	70.8
Stock Purchased	(78.0)	(81.8)

Balance at June 30	(438.4)	(379.5)

Total Stockholders’ Equity at June 30	$3,446.3	$3,178.1

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
($ In Millions)	2005	2004
Cash Flows from Operating Activities:
Net Income	$289.1	$258.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	(5.0)
Depreciation on Buildings and Equipment	39.7	40.2
Increase in Receivables	(58.3)	(38.4)
Increase (Decrease) in Interest Payable	(.9)	.4
Amortization and Accretion of Securities and Unearned Income	(111.2)	(50.3)
Amortization of Computer Software	41.2	40.9
Amortization of Other Intangibles	8.5	4.9
Net Decrease in Trading Account Securities	1.1	4.1
Other Operating Activities, net	49.6	93.7

Net Cash Provided by Operating Activities	258.8	348.8

Cash Flows from Investing Activities:
Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell	(1,257.6)	(595.2)
Net (Increase) Decrease in Time Deposits with Banks	4,719.1	(2,460.5)
Net (Increase) Decrease in Other Interest-Bearing Assets	(1.3)	13.6
Purchases of Securities-Held to Maturity	(71.7)	(107.9)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	43.2	43.0
Purchases of Securities-Available for Sale	(22,105.8)	(6,986.3)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	22,918.7	7,538.8
Net (Increase) Decrease in Loans and Leases	(1,633.9)	263.0
Purchases of Buildings and Equipment, net	(36.6)	(23.9)
Purchases and Development of Computer Software	(55.0)	(40.4)
Net (Increase) Decrease in Trust Security Settlement Receivables	(16.1)	6.7
Decrease in Cash Due to Acquisitions	(457.8)	(3.7)
Other Investing Activities, net	49.2	190.5

Net Cash Provided By (Used In) Investing Activities	2,094.4	(2,162.3)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(1,121.3)	1,609.1
Net Increase (Decrease) in Federal Funds Purchased	(69.3)	38.0
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(1,242.0)	711.6
Net Increase in Commercial Paper	.2	3.3
Net Decrease in Short-Term Other Borrowings	(316.6)	(4.5)
Proceeds from Term Federal Funds Purchased	182.0	9.0
Repayments of Term Federal Funds Purchased	(179.0)	(15.6)
Proceeds from Senior Notes & Long-Term Debt	470.7	—
Repayments of Senior Notes & Long-Term Debt	(100.6)	(.5)
Treasury Stock Purchased	(75.8)	(79.2)
Net Proceeds from Stock Options	17.2	21.1
Cash Dividends Paid on Common Stock	(91.9)	(83.6)
Other Financing Activities, net	49.9	(18.3)

Net Cash Provided by (Used in) Financing Activities	(2,476.4)	2,190.4

Increase (Decrease) in Cash and Due from Banks	(123.2)	376.9
Cash and Due from Banks at Beginning of Year	2,052.5	1,595.9

Cash and Due from Banks at End of Period	$1,929.3	$1,972.8

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$416.7	$239.8
Income Taxes Paid	83.6	98.9

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements reflect Northern Trust’s purchase on March 31, 2005 of Baring Asset Management’s Financial Services Group (FSG), as discussed in Note 7. In June 2003, the Corporation disposed of substantially all of the assets of Northern Trust Retirement Consulting, L.L.C. (NTRC). The operating results of NTRC, previously presented as discontinued operations, are immaterial to, and have been incorporated within, the consolidated results of operations of Northern Trust. The consolidated financial statements, as of June 30, 2005 and 2004, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (SFAS No. 154), Accounting Changes and Error Corrections, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

In June 2005, the FASB’s Emerging Issues Task Force ratified Issue 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 provides a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and, therefore, should consolidate the partnership. The framework includes a presumption of control by general partners which can be overcome based on the extent of substantive rights held by the limited partners. EITF 04-5 is required to be applied by general partners of all new limited partnerships formed and existing limited partnerships modified subsequent to June 29, 2005. This Issue is effective for all other existing partnerships by no later than the first reporting period in fiscal years beginning after December 15, 2005. Adoption of EITF 04-5 is not expected to have a material effect on Northern Trust’s consolidated financial position or results of operations.

On July 14, 2005, the FASB issued for comment proposed Staff Position No. FAS 13-a (FSP 13-a), Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, which would amend FASB Statement No. 13, Accounting for Leases, and modify certain related interpretations and industry practices. This proposed Staff Position has implications related to the accounting for potential income tax settlements in connection with leveraged leases. If approved as proposed, FSP 13-a would require a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation would include cash flows that occurred up to and including the point of actual or expected settlement, including interest and penalties assessed or expected to be assessed by the taxing authority, and the estimated cash flows thereafter. If approved as proposed, the guidance in FSP 13-a would be effective as of the end of the first fiscal year ending after December 15, 2005. Application of proposed FSP 13-a as currently written to certain of Northern’s structured leasing transactions under review by the Internal Revenue Service (IRS) (see note 12) could result in a one-time charge to Northern’s earnings. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leveraged leases.

3. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan), administered by the Compensation Committee of the Corporation’s Board of Directors, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of June 30, 2005, shares available for future grant under the 2002 Plan totaled 8,634,884.

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

On April 15, 2005, the Securities and Exchange Commission (SEC) issued a ruling amending the date for compliance with SFAS No. 123(R). It requires registrants to adopt FAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Northern Trust anticipates adopting SFAS No. 123(R) effective January 1, 2006, in accordance with the SEC’s ruling. Expense treatment under SFAS No. 123(R) for the vesting of stock options granted through June 30, 2005 is expected to increase pre-tax compensation expense for the fiscal year 2006 by approximately $5 million, resulting in an approximate $.02 reduction in 2006 earnings per share. Future stock option grants will result in additional expense recognition through their respective vesting periods. The amount and timing of expense to be recorded under SFAS No. 123(R) for future grants will be dependent upon the volumes, terms, and valuations of such grants.

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

Notes to Consolidated Financial Statements (continued)

The weighted average fair value of options granted through June 30, 2005 and for the full year 2004 was $12.37 per share and $13.62 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of 2004 options are amortized over the lesser of the options’ one- to four-year vesting periods or the period to retirement eligibility. The terms of the 2005 options provided for full vesting on March 31, 2005 and the pro forma information for the six months ended June 30, 2005 presented below includes $29.7 million ($18.5 million after-tax) of pro forma expense reflecting their full vesting. As a result, no compensation expense relating to these 2005 options will be included within Northern Trust’s results of operations after its adoption of SFAS No. 123(R).

The Corporation’s pro forma information follows.

	Three Months Ended June 30		Six Months Ended June 30
(In Millions Except per Share Information)	2005	2004	2005	2004
Net Income as Reported	$150.0	$130.8	$289.1	$258.3
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.3	2.3	4.5	7.1
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(4.8)	(8.6)	(29.5)	(24.2)

Pro Forma Net Income	$147.5	$124.5	$264.1	$241.2

Earnings Per Share as Reported:
Basic	$.69	$.60	$1.32	$1.17
Diluted	.68	.59	1.31	1.15
Pro Forma Earnings Per Share:
Basic	$.68	$.57	$1.21	$1.10
Diluted	.66	.56	1.19	1.07

The pro forma information presented above for 2004 has been revised to adjust the amortization period for options granted to the lesser of the options’ vesting periods or the period to retirement eligibility. Previously, pro forma compensation cost for all stock options was amortized over the options’ vesting periods.

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	June 30, 2005		December 31, 2004		June 30, 2004
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$33.3	$33.3	$23.6	$23.6	$52.1	$52.1
Obligations of States and Political Subdivisions	33.5	33.5	32.8	32.8	32.2	32.2
Government Sponsored Agency	5,915.9	5,915.9	6,710.5	6,710.5	6,795.2	6,795.2
Preferred Stock	43.1	43.1	69.1	69.1	73.6	73.6
Asset-Backed	992.4	992.4	900.4	900.4	512.2	512.2
Other	159.7	159.7	182.5	182.5	250.0	250.0

Subtotal	7,177.9	7,177.9	7,918.9	7,918.9	7,715.3	7,715.3

Held to Maturity
U.S. Government	—	—	—	—	.5	.5
Obligations of States and Political Subdivisions	905.6	948.2	896.8	938.0	903.5	919.9
Government Sponsored Agency	10.8	10.8	11.7	11.7	9.3	9.2
Other	235.8	230.2	211.7	206.9	191.8	185.8

Subtotal	1,152.2	1,189.2	1,120.2	1,156.6	1,105.1	1,115.4

Trading Account	1.5	1.5	2.6	2.6	3.3	3.3

Total Securities	$8,331.6	$8,368.6	$9,041.7	$9,078.1	$8,823.7	$8,834.0

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	June 30, 2005
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$33.3	$—	$—	$33.3
Obligations of States and Political Subdivisions	30.6	2.9	—	33.5
Government Sponsored Agency	5,914.3	3.4	1.8	5,915.9
Preferred Stock	43.1	—	—	43.1
Asset-Backed	992.7	.2	.5	992.4
Other	159.5	.2	—	159.7

Total	$7,173.5	$6.7	$2.3	$7,177.9

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	June 30, 2005
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$905.6	$42.9	$.3		$948.2
Government Sponsored Agency	10.8	.1	.1		10.8
Other	235.8	.1	5.7		230.2

Total	$1,152.2	$43.1	$6.1	$	,1,189.2

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2005	December 31, 2004	June 30, 2004
Domestic
Residential Real Estate	$8,193.3	$8,095.3	$7,980.7
Commercial	3,602.4	3,190.0	3,279.8
Broker	26.2	27.9	28.9
Commercial Real Estate	1,405.9	1,307.5	1,275.0
Personal	2,913.7	2,927.2	2,566.2
Other	1,058.1	609.7	669.7
Lease Financing	1,222.9	1,221.8	1,211.6

Total Domestic	18,422.5	17,379.4	17,011.9
International	1,546.3	563.3	560.9

Total Loans and Leases	$19,968.8	$17,942.7	$17,572.8
Reserve for Credit Losses Assigned to
Loans and Leases	(129.9)	(130.7)	(141.9)

Net Loans and Leases	$19,838.9	$17,812.0	$17,430.9

At June 30, 2005, other domestic and international loans included $1.4 billion of overnight trust-related advances, compared with $710.0 million at December 31, 2004 and $739.1 million at June 30, 2004.

At June 30, 2005, nonperforming loans and leases totaled $30.1 million. Included in this amount were loans with a recorded investment of $27.7 million (net of $4.8 million in charge-offs) that were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $2.6 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $25.1 million (with no net charge-offs) had an allocated reserve of $19.7 million. For the second quarter of 2005, the total recorded investment in impaired loans averaged $28.5 million. There was approximately $32 thousand of interest income recorded on impaired loans for the three months ended June 30, 2005.

At June 30, 2004, nonperforming loans and leases totaled $67.1 million and included $65.0 million (net of $14.8 million in charge-offs) of impaired loans. Of these impaired loans, $5.0 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them, while $60.0 million (net of $10.0 million in charge-offs) had an allocated reserve of $31.6 million. The total recorded investment in impaired loans for the second quarter of 2004 averaged $66.8 million. There was approximately $19 thousand of interest income recognized on such loans for the three months ended June 30, 2004.

Notes to Consolidated Financial Statements (continued)

At June 30, 2005, residential real estate loans totaling $7.1 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $15.9 million at June 30, 2005. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At June 30, 2005, legally binding commitments to extend credit totaled $16.8 billion compared with $16.2 billion at December 31, 2004 and $15.7 billion at June 30, 2004.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2005	2004	2005	2004
Balance at Beginning of Period	$139.7	$151.5	$139.3	$157.2
Charge-Offs	(1.4)	(.6)	(1.5)	(4.7)
Recoveries	.6	.5	1.1	3.9

Net Charge-Offs	(.8)	(.1)	(.4)	(.8)
Provision for Credit Losses	—	—	—	(5.0)

Balance at End of Period	$138.9	$151.4	$138.9	$151.4

Reserve for Credit Losses Assigned to:
Loans and Leases	$129.9	$141.9	$129.9	$141.9
Unfunded Commitments and Standby
Letters of Credit	9.0	9.5	9.0	9.5

Total Reserve for Credit Losses	$138.9	$151.4	$138.9	$151.4

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

Notes to Consolidated Financial Statements (continued)

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The unallocated portion of the inherent reserve reflects management’s recognition of the imprecision inherent in the process of estimating probable credit losses.

7. Business Combinations – On March 31, 2005, Northern Trust completed its acquisition of Baring Asset Management’s Financial Services Group (FSG) from ING Group N.V. (The Netherlands). The purchase price totaled 260 million British pounds Sterling (GBP) and is subject to adjustment 120 days post closing to reflect changes in certain defined revenues and other factors. Changes to the purchase price, if any, will be reflected as an adjustment to the cost of the acquisition when determinable. The acquisition of FSG, a fund services group that offers fund administration, custody, and trust services, expands Northern Trust’s global fund administration, hedge fund, private equity, and property administration capabilities.

The cost of the acquisition, inclusive of approximately $10 million of transaction costs, approximates $475 million, based on June 30, 2005 exchange rates. Assets of $3.7 billion, including $2.9 billion of money market assets, $366.6 million of loans, $189.7 million of goodwill and $142.0 million of other intangible assets, and liabilities of $3.2 billion were recorded at acquisition based on their estimated fair values. Other intangible assets recorded in connection with the acquisition, reflecting the value of acquired client relationships, will be amortized over ten years. The results of operations for FSG have been included within Northern Trust’s operating results subsequent to the March 31, 2005 acquisition date.

Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended June 30, 2005.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at March 31, 2005	$321.4	$68.3	$389.7
Other *	(9.2)	(.5)	(9.7)

Balance at June 30, 2005	$312.2	$67.8	$380.0

*	Other changes in goodwill includes the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Notes to Consolidated Financial Statements (continued)

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2005 and June 30, 2004, was as follows:

	June 30
	2005		2004
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets-Subject to Amortization	$250.7	$87.9	$115.2	$74.5

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $6.3 million and $2.5 million for the quarters ended June 30, 2005 and 2004, respectively. Amortization for the remainder of 2005 and for the years 2006, 2007, 2008 and 2009 is estimated to be $12.4 million, $24.7 million, $22.4 million, $20.0 million and $19.5 million, respectively.

8. Sterling Debt – On March 11, 2005, the Corporation, through its principal subsidiary The Northern Trust Company (Bank), issued debt totaling 250 million GBP, the proceeds of which were used primarily to fund the acquisition of FSG (see Note 7). The debt as of June 30, 2005 consists of (i) subordinated notes with a total face value of $269 million which mature March 11, 2015 and were issued at a discount of .484%, and (ii) senior notes with a total face value of $179 million which mature March 11, 2010 with no discount. Interest on the subordinated notes is fixed at 5.375% with payment due annually. Interest on the senior notes floats based on the three-month Sterling LIBOR plus 10 basis points with payment due quarterly.

Notes to Consolidated Financial Statements (continued)

9. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at June 30, 2005 and 2004, and changes during the three- and six-month periods then ended, presented on an after-tax basis.

	Three Months Ended June 30, 2005
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(1.0)	$.1	$—	$(.9)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(1.0)	.1	—	(.9)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.7	(2.7)	1.0	(1.0)
Less: Reclassification Adjustments	—	(.1)	—	(.1)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.7	(2.6)	1.0	(.9)
Foreign Currency Translation Adjustments	(.9)	1.4	(.5)	—
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.9)	$(1.1)	$.5	$(15.5)

	Three Months Ended June 30, 2004
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$2.6	$(7.9)	$2.9	$(2.4)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.6	(7.9)	2.9	(2.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.0)	(.6)	.3	(2.3)
Less: Reclassification Adjustments	—	(1.7)	.6	(1.1)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.0)	1.1	(.3)	(1.2)
Foreign Currency Translation Adjustments	(.3)	(.7)	.3	(.7)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(11.7)	$(7.5)	$2.9	$(16.3)

	Six Months Ended June 30, 2005
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(.7)	$(.2)	$—	$(.9)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.7)	(.2)	—	(.9)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(4.3)	1.6	(2.2)
Less: Reclassification Adjustments	—	(2.0)	.7	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(2.3)	.9	(.9)
Foreign Currency Translation Adjustments	(.8)	1.0	(.2)	—
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.7)	$(1.5)	$.7	$(15.5)

	Six Months Ended June 30, 2004
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$2.7	$(7.9)	$2.8	$(2.4)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.7	(7.9)	2.8	(2.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(.7)	.3	(.1)
Less: Reclassification Adjustments	—	1.8	(.7)	1.1

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(2.5)	1.0	(1.2)
Foreign Currency Translation Adjustments	.1	(1.5)	.7	(.7)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(8.9)	$(11.9)	$4.5	$(16.3)

Notes to Consolidated Financial Statements (continued)

10. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2005	2004	2005	2004
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	218,114,436	219,826,748	218,283,040	219,964,790

Net Income Applicable to Common Stock	$150.0	$130.8	$289.1	$258.3
Basic Net Income Per Common Share	$.69	$.60	$1.32	$1.17

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	218,114,436	219,826,748	218,283,040	219,964,790
Plus Dilutive Potential Common Shares:
Stock Options	2,167,434	2,469,315	2,177,310	2,873,805
Stock Incentive Plans	1,053,402	1,054,176	1,035,316	1,028,714

Average Common and Potential Common Shares	221,335,272	223,350,239	221,495,666	223,867,309

Net Income Applicable to Common Stock	$150.0	$130.8	$289.1	$258.3
Diluted Net Income Per Common Share	$.68	$.59	$1.31	$1.15

Note: Options to purchase shares of the Corporation’s common stock totaling 11,352,639 and 13,996,382 for the three and six months ended June 30, 2005, respectively, and 14,651,865 and 13,142,018 for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

Notes to Consolidated Financial Statements (continued)

11. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. qualified and nonqualified pension benefit plans and the other postretirement plan for the three and six months ended June 30, 2005 and 2004.

Net Periodic Pension Expense

Qualified Plan

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2005	2004	2005	2004
Service Cost	$6.6	$5.4	$13.2	$10.8
Interest Cost	6.4	5.8	12.8	11.6
Expected Return on Plan Assets	(9.0)	(8.1)	(18.0)	(16.2)
Amortization:
Net Loss	2.9	1.9	5.8	3.8
Prior Service Cost	.3	—	.6	—

Net Periodic Pension Expense	$7.2	$5.0	$14.4	$10.0

Net Periodic Pension Expense

Nonqualified Plan

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2005	2004	2005	2004
Service Cost	$.6	$.5	$1.2	$1.0
Interest Cost	.8	.7	1.6	1.4
Expected Return on Plan Assets	—	—	—	—
Net Loss Amortization	.6	.6	1.2	1.2

Net Periodic Pension Expense	$2.0	$1.8	$4.0	$3.6

Net Periodic Benefit Expense

Other Postretirement Plan

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2005	2004	2005	2004
Service Cost	$.5	$.4	$1.0	$.8
Interest Cost	1.0	.7	2.0	1.5
Amortization:
Transition Obligation	.1	.1	.2	.2
Net Loss	.6	.3	1.2	.5

Net Periodic Benefit Expense	$2.2	$1.5	$4.4	$3.0

Notes to Consolidated Financial Statements (continued)

12. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.6 billion on June 30, 2005, $2.7 billion on December 31, 2004 and $2.7 billion on June 30, 2004. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $5.8 million at June 30, 2005, $4.5 million at December 31, 2004 and $4.7 million at June 30, 2004.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $125.1 billion at June 30, 2005, $112.7 billion at December 31, 2004 and $92.2 billion at June 30, 2004. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at June 30, 2005, December 31, 2004 or June 30, 2004 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

One subsidiary of the Corporation was named as a defendant in several Enron-related class action suits that were consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including the Bank in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit makes claims, inter alia, for breach of fiduciary duty to the plan participants, and seeks equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continue to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. The trial date currently is scheduled for fall 2006. The Corporation and the Bank will continue to defend this action vigorously. In June 2003, after conducting an extensive investigation, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. In another Enron-related matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. In June 2005, the bankruptcy judge denied the defendants’ motions to dismiss the complaints. The Corporation and the Bank will continue to defend these actions vigorously.

As part of its audit of federal tax returns filed from 1996 – 2000, the IRS has challenged the Corporation’s tax position with respect to 13 investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that continued to disallow certain tax deductions and included additional proposed adjustments to income and penalty assessments. The Corporation is in the process of pursuing resolution of these matters through appropriate IRS administrative appeal remedies and believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has adequate reserves to cover its tax exposures, including exposure related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position vigorously.

Notes to Consolidated Financial Statements (continued)

13. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $10.9 billion on June 30, 2005, $11.8 billion on December 31, 2004 and $11.0 billion on June 30, 2004. Included in the June 2005 pledged assets were securities available for sale of $1.5 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2005, December 31, 2004 and June 30, 2004 was $223.4 million, $592.5 million and $418.8 million, respectively. There was no repledged collateral as of June 30, 2005 or December 31, 2004. The fair value of repledged collateral as of June 30, 2004 was $100.0 million. Repledged collateral is used in other agreements to repurchase securities sold transactions.

14. Business Units - The tables on page 28, reflecting the earnings contribution of Northern Trust’s business units for the three- and six-month periods ended June 30, 2005, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis was a record $.68 for the second quarter, an increase of 15% from $.59 per share earned in last year’s second quarter. Net income also increased 15% to a record $150.0 million, up from $130.8 million earned in the second quarter of last year. This performance produced an annualized return on average common equity (ROE) of 17.84% versus 16.91% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.29% versus 1.28% in 2004.

Revenues stated on a fully taxable equivalent basis of $687.4 million were up 17% or $102.3 million and included $36.3 million related to FSG. Adjusting for FSG, revenues increased 11%. Expenses increased 17% to $441.6 million and included $36.1 million of operating, integration and transitional expenses from FSG. Adjusting for FSG, expenses increased 7%. The revenue performance reflects record trust, investment and other servicing fees, and a 23% increase in net interest income, also a record.

Financial Services Group Acquisition

On March 31, 2005, Northern Trust closed its acquisition of Baring Asset Management’s Financial Services Group (FSG). Under the terms of the agreement, the purchase price totaled 260 million British pounds Sterling and is subject to adjustment 120 days after closing to reflect changes in certain defined revenues and other factors. FSG revenues in the second quarter were $43.0 million and acquisition related funding costs were $6.7 million. Operating expenses, including integration and transitional expenses of $6.6 million, were $36.1 million. The acquisition of FSG, including $25 million of estimated integration costs and $9 million of estimated transitional expenses, is expected to reduce earnings per share by approximately $.04 to $.06 in 2005.

Noninterest Income

Noninterest income totaled $507.6 million for the quarter, up 16% from $438.6 million reported last year, and accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees were $402.1 million in the quarter, up 20% from $336.2 million in the second quarter of last year and represented 58% of total taxable equivalent revenue. The increase resulted primarily from the impact of FSG, improved equity markets and new business. The components of noninterest income for the second quarter of 2005 and 2004 are listed in the following table:

Noninterest Income

	Three Months Ended June 30
(In Millions)	2005	2004
Trust, Investment and Other Servicing Fees	$402.1	$336.2
Foreign Exchange Trading Profits	51.6	47.5
Treasury Management Fees	18.4	22.7
Security Commissions and Trading Income	14.4	12.9
Other Operating Income	21.1	19.2
Investment Security Gains	—	.1

Total Noninterest Income	$507.6	$438.6

Noninterest Income (continued)

Assets under custody totaled $2.7 trillion at June 30, 2005. This represents an increase in assets under custody of 3% from March 31, 2005 and 22% from June 30, 2004. Assets under management reached a new high and totaled $589.8 billion compared with $527.4 billion at June 30, 2004. As of the current quarter-end, managed assets were invested 39% in equities, 17% in fixed-income securities and 44% in cash and other assets.

Assets Under Custody * (In Billions)	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004
Corporate & Institutional	$2,483.7	$2,405.9	$2,345.1	$2,023.4
Personal	213.9	209.9	209.3	194.3

Total Assets Under Custody	$2,697.6	$2,615.8	$2,554.4	$2,217.7

Assets Under Management (In Billions)	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004
Corporate & Institutional	$478.3	$477.5	$461.5	$422.5
Personal	111.5	111.1	110.4	104.9

Total Assets Under Management	$589.8	$588.6	$571.9	$527.4

*	Assets Under Custody do not include assets administered but not held under custody that were previously included within the category of Assets Under Administration.

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

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS in the quarter were up 29% to $227.1 million from the year-ago quarter reflecting revenues from FSG, strong growth in all products and services, improved equity markets and new business. The second quarter results include $28.5 million of fees from FSG, contributing to a 53% increase in custody and fund administration fees, which totaled $105.4 million for the quarter. Securities lending fees totaled $46.9 million, up 29% compared with last year’s second quarter, primarily reflecting higher volumes. Fees from asset management grew 6% to $59.7 million.

C&IS assets under custody totaled $2.48 trillion at June 30, 2005 compared with $2.41 trillion at March 31, 2005 and $2.02 trillion at June 30, 2004. Assets under custody include $1.08 trillion of global custody assets, an increase of 35% compared with $800.6 billion one year ago. C&IS assets under management totaled $478.3 billion compared with $477.5 billion at March 31, 2005 and $422.5 billion at June 30, 2004. As of the current quarter-end, C&IS managed assets were invested 37% in equities, 13% in fixed-income securities and 50% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 9% and totaled $175.0 million compared with $160.0 million a year ago. The second quarter results include $2.1 million of fees from FSG. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth continued to be broad-based, with all states and our Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $213.9 billion at June 30, 2005, compared with $209.9 billion at March 31, 2005 and $194.3 billion at June 30, 2004. Of the total assets under custody, $111.5 billion is managed by Northern Trust compared with $111.1 billion at March 31, 2005 and $104.9 billion at June 30, 2004. As of the current quarter-end, PFS managed assets were invested 50% in equities, 35% in fixed-income securities and 15% in cash and other assets.

Noninterest Income (continued)

Foreign exchange trading profits were $51.6 million, including $5.0 million from FSG in the quarter, compared with $47.5 million in the second quarter of last year. The performance reflects lower volatility in currency markets, offset by increased client activity. Treasury management fees in the quarter were $18.4 million compared with $22.7 million in the same quarter last year. Approximately 60% of this decrease was offset by improved net interest income as clients opted to pay for services via compensating deposit balances. Revenues from security commissions and trading income were $14.4 million, up 11% from the prior year. Other operating income, the components of which are listed below, was $21.1 million for the second quarter compared with $19.2 million in the same period last year.

Other Operating Income

	Three Months Ended June 30
(In Millions)	2005	2004
Loan Service Fees	$5.0	$5.2
Banking Service Fees	8.8	8.1
Other Income	7.3	5.9

Total Other Operating Income	$21.1	$19.2

Net Interest Income

Net interest income for the quarter totaled $165.1 million, 24% higher than the $133.0 million reported in the second quarter of 2004. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter stated on a FTE basis, including $6.3 million from FSG, totaled a record $179.8 million, up 23% from $146.5 million in the prior year quarter, reflecting both net interest margin improvement and an increase in average earning assets. The net interest margin increased to 1.74% from 1.60% in the prior year quarter. The improved margin is largely due to wider spreads earned on short-term and floating rate loans as yields on these assets increased more than the cost of retail deposit funding sources. Acquisition related funding costs totaled $6.7 million. Total average earning assets of $41.4 billion were 12% higher than a year ago. Securities increased 14% and averaged $9.7 billion, with the increase concentrated primarily in short-term U.S. government sponsored agency and asset-backed securities. Average money market assets increased 17% to $12.9 billion, while average loans increased 9% to $18.8 billion.

Net Interest Income (continued)

Average domestic loans outstanding during the quarter, at $17.9 billion, were 7% higher than the $16.8 billion outstanding in the second quarter of last year, while average international loans increased $382 million from a year ago to $874 million, primarily resulting from FSG. Residential mortgages averaged $8.1 billion in the quarter, up 3% from the prior year’s second quarter and represented 43% of the total average loan portfolio. Commercial and industrial loans averaged $3.6 billion, up 7% from $3.4 billion last year, while personal loans increased 10% to average $2.8 billion compared with last year’s second quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $27.3 billion, up 28% from the second quarter of 2004. Foreign office time deposits increased $6.0 billion, up 50% from last year’s second quarter. Approximately one-half of the increase resulted from the FSG acquisition with the balance coming from global custody activity. Retail deposit levels decreased $101 million due to lower balances in money market deposit accounts. Other interest-related funds averaged $8.0 billion in the quarter compared with $9.5 billion in last year’s second quarter due primarily to lower levels of federal funds purchased, offset in part by increases in Federal Home Loan Bank borrowings, treasury investment program balances and the proceeds of the first quarter 2005 sterling debt offering. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets increased 1% from the prior year, averaging $6.1 billion.

Provision for Credit Losses

There was no provision for credit losses in the current or prior year quarters. The reserve for credit losses at June 30, 2005 was $138.9 million compared with $151.4 million at the previous year quarter-end. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 34.

Noninterest Expenses

Noninterest expenses totaled $441.6 million for the quarter, up 17% from $377.2 million in the year-ago quarter. Adjusting for FSG, expenses increased by 7%. FSG expenses, including integration and transitional expenses, totaled $36.1 million in the second quarter, representing 56% of the increase in operating expenses. The components of noninterest expenses and a discussion of significant changes from the prior year quarter are provided below.

Noninterest Expenses

	Three Months Ended June 30
(In Millions)	2005	2004
Compensation	$197.0	$166.8
Employee Benefits	48.9	42.9
Occupancy Expense	32.7	31.0
Equipment Expense	20.6	20.4
Other Operating Expenses	142.4	116.1

Total Noninterest Expenses	$441.6	$377.2

Compensation and employee benefit expenses totaled $245.9 million, up $36.2 million or 17% compared with last year and included $19.2 million from the addition of FSG. Adjusting for FSG, compensation and benefit expenses increased by 8%. These expenses also reflect annual salary increases, higher performance-based compensation and increased pension and health care costs. Staff on a full-time equivalent basis at June 30, 2005 totaled 8,959 compared with 8,030 a year ago. Staffing level increases were primarily the result of the March 31, 2005 addition of 800 FSG staff. Other staff increases primarily relate to growth in our international operations.

Net occupancy expense totaled $32.7 million compared with $31.0 million in the second quarter of 2004. Included in the current year expenses was $3.6 million from the addition of FSG, partly offset by lower rent expense and real estate tax refunds.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $20.6 million, up from $20.4 million reported in the second quarter of 2004.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $142.4 million compared with $116.1 million last year and included $12.6 million from the addition of FSG. The increase also reflects higher expenses associated with business promotion and advertising, employee relocation and hiring costs, fees for global subcustody and asset management sub-advisor services and other professional services. The components of other operating expenses were as follows:

Other Operating Expenses

	Three Months Ended June 30
(In Millions)	2005	2004
Outside Services Purchased	$69.1	$56.2
Software Amortization and Other Costs	27.3	26.6
Business Promotion	16.9	11.7
Other Intangibles Amortization	6.3	2.5
Other Expenses	22.8	19.1

Total Other Operating Expenses	$142.4	$116.1

Provision for Income Taxes

The provision for income tax was $81.1 million for the second quarter compared with $63.6 million in the year-ago quarter, primarily reflecting the increase in pre-tax earnings. The increased effective income tax rate for the quarter of 35.1% compared with 32.7% in the second quarter of 2004 is primarily attributable to the decrease in the Corporation’s federally tax-exempt income as a percentage of total income and the recognition in the previous year of a favorable resolution of certain state income tax matters.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three- and six-month periods ended June 30, 2005 and 2004.

Results of Operations

Three Months

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2005	2004	2005	2004	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$227.1	$176.2	$175.0	$160.0	$—	$—	$402.1	$336.2
Other	78.4	78.9	25.2	22.4	1.9	1.1	105.5	102.4
Net Interest Income *	61.4	39.8	121.8	108.4	(3.4)	(1.7)	179.8	146.5
Provision for Credit Losses	—	1.4	—	(1.4)	—	—	—	—
Noninterest Expenses	224.8	173.3	199.6	185.7	17.2	18.2	441.6	377.2

Income before Income Taxes*	142.1	120.2	122.4	106.5	(18.7)	(18.8)	245.8	207.9
Provision for Income Taxes*	55.3	46.8	47.4	41.2	(6.9)	(10.9)	95.8	77.1

Net Income	$86.8	$73.4	$75.0	$65.3	$(11.8)	$(7.9)	$150.0	$130.8

Percentage of Net Income Contribution	58%	56%	50%	50%	(8)%	(6)%	100%	100%

Average Assets	$28,847.4	$20,700.3	$17,002.6	$16,182.0	$880.7	$4,118.0	$46,730.7	$41,000.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $14.7 million for 2005 and $13.5 million for 2004.

Results of Operations

Six Months

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2005	2004	2005	2004	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$411.8	$342.5	$347.5	$321.6	$—	$—	$759.3	$664.1
Other	145.0	150.9	48.6	46.7	4.1	3.4	197.7	201.0
Net Interest Income *	117.1	81.7	239.8	218.0	(5.4)	(1.5)	351.5	298.2
Provision for Credit Losses	(1.7)	(3.3)	1.7	(1.7)	—	—	—	(5.0)
Noninterest Expenses	408.6	351.3	394.0	370.9	34.0	32.2	836.6	754.4

Income before Income Taxes*	267.0	227.1	240.2	217.1	(35.3)	(30.3)	471.9	413.9
Provision for Income Taxes*	103.9	88.3	93.1	84.1	(14.2)	(16.8)	182.8	155.6

Net Income	$163.1	$138.8	$147.1	$133.0	$(21.1)	$(13.5)	$289.1	$258.3

Percentage of Net Income Contribution	56%	54%	51%	51%	(7)%	(5)%	100%	100%

Average Assets	$26,425.8	$20,269.7	$16,880.5	$16,083.3	$1,861.5	$3,908.7	$45,167.8	$40,261.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $29.0 million for 2005 and $26.7 million for 2004.

Corporate and Institutional Services

C&IS net income for the second quarter totaled $86.8 million compared with $73.4 million reported in 2004. Noninterest income was $305.5 million, up 20% from $255.1 million in last year’s second quarter. Trust, investment and other servicing fees in the quarter were up 29% to $227.1 million from the year-ago quarter reflecting revenues from FSG, strong growth in all products and services, improved equity markets and new business. The second quarter results include $28.5 million of fees from FSG, contributing to a 53% increase in custody and fund administration fees, which totaled $105.4 million for the quarter. Securities lending fees totaled $46.9 million, up 29% compared with last year’s second quarter, primarily reflecting higher volumes. Fees from asset management grew 6% to $59.7 million. Other noninterest income was $78.4 million compared with $78.9 million in last year’s second quarter. Higher levels of foreign exchange trading profits resulting from the addition of FSG were offset by a 19% reduction in treasury management fees. Approximately 60% of the decrease in treasury management fees was offset by improved net interest income as clients opted to pay for services via compensating deposit balances.

Net interest income stated on a FTE basis was $61.4 million, up 54% from $39.8 million in last year’s second quarter. Net interest income was positively impacted by a $6.8 billion or 37% increase in average earning assets, concentrated in short-term money market assets and loans. Approximately one-half of the asset growth represents the acquired assets of FSG. The net interest margin improved to .99% for the current quarter from .88% in last year’s second quarter. The improved margin is largely due to wider spreads on money market assets as yields on these assets increased more than their funding sources, in addition to the growth in loans which typically carry higher margins.

There was no provision for credit losses in the current quarter compared with a $1.4 million provision in the second quarter of last year. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 30% and totaled $224.8 million for the second quarter. Included in the second quarter is $29.9 million of FSG operating, integration and transitional expenses. The current period expenses also reflect annual salary increases, higher incentive compensation, employee benefit charges, costs associated with business promotion, fees for other professional services, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the quarter was $75.0 million, up 15% from $65.3 million reported a year ago. Trust, investment and other servicing fees in the quarter increased 9% and totaled $175.0 million compared with $160.0 million a year ago. The second quarter results include $2.1 million of fees from FSG. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth continued to be broad-based, with all states and our Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $25.2 million compared with $22.4 million in the prior year quarter due primarily to higher security commissions and trading income.

Net interest income stated on a FTE basis was $121.8 million in the quarter compared with $108.4 million in the prior year’s second quarter. These results reflect a 5% increase in average earning assets concentrated in loans and an increase in the net interest margin from 2.83% last year to 3.00% in the current quarter. The improved margin is largely due to wider spreads on short-term and floating rate loans as yields on these assets increased more than the cost of retail deposit funding sources.

There was no provision for credit losses recorded in the second quarter compared with a negative provision of $1.4 million last year. The negative provision in 2004 was due to the improved credit quality of certain commercial loans. Total noninterest expenses of PFS, which include both the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 7% to $199.6 million from $185.7 million in last year’s second quarter. Higher compensation expense resulting from annual salary increases and incentive compensation, employee benefit and other staff related costs, business promotion and advertising, and higher allocations for product and operating support contributed to the overall increase in operating expenses.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was a negative $3.4 million compared with a negative $1.7 million in the year-ago quarter. Noninterest expenses totaled $17.2 million for the quarter compared with $18.2 million in the year-ago period.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $1.31 for the six-month period ended June 30, 2005, compared with $1.15 per share earned a year ago. Net income was $289.1 million compared with $258.3 million reported last year. The ROE was 17.46% for the first six months compared with 16.83% last year, while the ROA was 1.29%, unchanged from the previous year. Total revenues were 12% higher than the prior year while total expenses increased 11%, resulting in a productivity ratio of 156% compared with 154% last year.

Revenues stated on a FTE basis of $1.31 billion which includes $43.0 million from FSG, partially offset by $7.0 million of acquisition-related funding costs, were up 12% from the $1.16 billion last year. Trust, investment and other servicing fees were $759.3 million for the period, up 14% compared with $664.1 million last year. Trust, investment and other servicing fees represented 58% of total revenues and total fee-related income represented 73% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 20% to $411.8 million from $342.5 million in the year-ago period. Custody and fund administration fees increased 35% to $181.4 million for the period, reflecting strong growth in global fees including revenues from FSG. Securities lending fees totaled $80.9 million compared with $64.2 million last year reflecting higher volumes, while fees from asset management grew 4% to $119.0 million.

Trust, investment and other servicing fees from PFS in the period increased 8% and totaled $347.5 million compared with $321.6 million last year. The increase resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all regions and our Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading profits were $89.8 million in the period compared with $88.9 million last year. Treasury management fees were $38.1 million, down 17% from the comparable period last year. Approximately 55% of this decrease was offset by improved net interest income as clients opted to pay for services via compensating deposit balances. Revenues from security commissions and trading income were $28.5 million compared with $27.4 million in the prior year. Other operating income was $41.2 million for the period compared with $38.9 million in the same period last year.

Net Interest Income

Net interest income for the six months, stated on a fully taxable equivalent basis, totaled $351.5 million, an increase of 18% from the $298.2 million reported in the prior year period. The net interest margin increased to 1.76% from 1.66% in the prior year due in large part to wider spreads earned on short-term and floating rate loans as yields on these assets increased more than the cost of retail deposit funding sources. Total average earning assets of $40.2 billion were 12% higher than a year ago. Money market assets were up 17% and averaged $12.3 billion for the period. Average securities increased 15% to average $9.5 billion while average loans and leases were up 7% to $18.4 billion.

Provision for Credit Losses

There was no provision for credit losses in the first six months of the current year compared with a negative provision of $5.0 million in 2004. Net charge-offs totaled $.4 million compared with $.8 million last year.

Noninterest Expenses

Noninterest expenses totaled $836.6 million for the period, up 11% from $754.4 million a year-ago. FSG operating and integration-related costs totaled $38.2 million in the period.

Compensation and employee benefits of $470.5 million represented 56% of total operating expenses and included $19.6 million from the addition of FSG. The current period expenses also reflect annual salary increases, higher incentive compensation and increased retirement and health care costs.

Net occupancy expense totaled $63.0 million, up 2% from $61.7 million in the prior year resulting from the addition of FSG, offset in part by lower rent and real estate taxes.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $39.9 million, down 1% from $40.5 million in 2004. The current six-month period reflects lower maintenance costs and depreciation of computer hardware and equipment.

Other operating expenses totaled $263.2 million for the period compared with $238.7 million in 2004, and included $14.3 million from the addition of FSG. The remaining increase primarily reflects higher expenses associated with business promotion and advertising, employee relocation and hiring costs, fees for global subcustody and asset management sub-advisor services and other professional services. Partially offsetting the increase were lower expenses associated with operating risks related to servicing and managing financial assets, which included an $11.6 million loss in the first quarter of last year.

BALANCE SHEET

Total assets at June 30, 2005 were $46.3 billion and averaged $46.7 billion for the second quarter, compared with last year’s average of $41.0 billion. Loans and leases totaled $20.0 billion at June 30, 2005 and averaged $18.8 billion for the second quarter, compared with $17.6 billion at June 30, 2004 and the $17.3 billion average last year. Securities totaled $8.3 billion at June 30, 2005 and averaged $9.7 billion for the quarter, compared with $8.8 billion at June 30, 2004 and $8.5 billion on average last year. Money market assets totaled $12.6 billion at June 30, 2005 and averaged $12.9 billion in the second quarter, up 17% from the year-ago quarter.

Common stockholders’ equity increased to $3.45 billion at June 30, 2005 and averaged $3.37 billion for the quarter, up 8% from last year’s second quarter average. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 910,871 shares at a cost of $41.5 million. An additional 5.0 million shares are authorized for purchase after June 30, 2005 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2005 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to second quarter average assets) at June 30, 2005 also exceeded the minimum regulatory requirement of 3%. Shown below are the June 30, 2005 and June 30, 2004 capital ratios of Northern Trust and of the Bank.

	June 30,2005		June 30, 2004
Capital Ratios	Northern Trust	Bank	Northern Trust	Bank
Tier 1 Capital	9.8%	8.1%	11.1%	9.0%
Total Capital	12.7%	11.6%	13.9%	12.3%
Leverage Ratio	6.9%	5.6%	7.9%	6.2%

The June 30, 2005 capital ratios of Northern Trust and the Bank reflect the March 31, 2005 acquisition of FSG and the March 11, 2005 issuance of $269 million of subordinated notes, as discussed in Notes 7 and 8 to the Consolidated Financial Statements, respectively. Each of Northern Trust’s other subsidiary banks had June 30, 2005 ratios of 10.8% or higher for tier 1 capital, 11.3% or higher for total risk-based capital, and 7.9% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at June 30, 2005 totaled $30.1 million compared with $34.1 million at March 31, 2005, $33.1 million at December 31, 2004 and $67.9 million at June 30, 2004. Domestic nonaccrual loans and leases, consisting primarily of commercial loans, totaled $30.1 million, or .16% of total domestic loans and leases at June 30, 2005. At March 31, 2005, December 31, 2004 and June 30, 2004, domestic nonaccrual loans and leases totaled $34.0 million, $32.9 million and $67.1 million, respectively. The $3.9 million decrease in nonperforming loans during the quarter is primarily the result of principal repayments received. There were no nonperforming loans included within the $381.8 million of loans purchased in connection with the March 31, 2005 acquisition of FSG.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	June 30, 2005	March 31, 2005	December 31, 2004	June 30, 2004
Nonaccrual Loans
Domestic
Residential Real Estate	$2.8	$2.7	$2.8	$4.0
Commercial	26.3	29.8	29.5	62.7
Commercial Real Estate	.4	.1	.1	.1
Personal	.6	1.4	.5	.3
International	—	—	—	—

Total Nonaccrual Loans	30.1	34.0	32.9	67.1
Other Real Estate Owned	—	.1	.2	.8

Total Nonperforming Assets	$30.1	$34.1	$33.1	$67.9

90 Day Past Due Loans Still Accruing	$19.8	$7.9	$9.9	$17.8

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

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three- and six-month periods ended June 30, 2005 and June 30, 2004 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at June 30, 2005, March 31, 2005, December 31, 2004 and June 30, 2004.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	June 30, 2005		March 31, 2005		December 31, 2004		June 30, 2004
		Percent of Loans to		Percent of Loans to		Percent of Loans to		Percent of Loans to
($ in Millions)	Reserve Amount	Total Loans	Reserve Amount	Total Loans	Reserve Amount	Total Loans	Reserve Amount	Total Loans
Specific Reserve	$19.7	—%	$24.6	—%	$24.0	—%	$32.9	—%

Allocated Inherent Reserve
Residential Real Estate	11.7	41	11.6	43	11.6	45	11.8	45
Commercial	51.5	18	49.4	19	49.9	18	54.6	19
Commercial Real Estate	17.2	7	17.1	7	17.1	7	16.7	7
Personal	8.1	15	6.7	15	5.5	16	5.5	15
Other	—	5	—	4	—	4	—	4
Lease Financing	4.5	6	4.6	6	4.5	7	4.1	7
International	1.9	8	1.9	6	1.6	3	1.7	3

Total Allocated Inherent Reserve	$94.9	100%	$91.3	100%	$90.2	100%	$94.4	100%

Unallocated Inherent Reserve	24.3	—	23.8	—	25.1	—	24.1	—

Total Reserve	$138.9	100%	$139.7	100%	$139.3	100%	$151.4	100%

Reserve Assigned to:
Loans and Leases	$129.9		$131.1		$130.7		$141.9
Unfunded Commitments and Standby Letters of Credit	9.0		8.6		8.6		9.5

Total Reserve	$138.9		$139.7		$139.3		$151.4

Specific Reserve. At June 30, 2005 the specific component of the reserve stood at $19.7 million compared with $24.6 million at March 31, 2005. The $4.9 million decrease in specific reserves from March 31, 2005 is due primarily to principal repayments received on two commercial nonperforming loans.

Allocated Inherent Reserve. The allocated inherent portion of the reserve totaled $94.9 million at June 30, 2005 compared with $91.3 million at March 31, 2005. The $3.6 million increase was due primarily to growth in the commercial loan portfolio offset in part by principal repayments received on lower-rated loans.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects management’s recognition of the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $24.3 million at June 30, 2005.

Provision and Reserve for Credit Losses (continued)

Other Factors. At June 30, 2005 the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators), was $87 million of which $28 million was classified as impaired, down from $106 million at March 31, 2005 when $32.2 million was classified as impaired, and down from $166 million at June 30, 2004 when $65.0 million was classified as impaired. The majority of the decrease from March 31, 2005 reflects the receipt of principal repayments.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $138.9 million at June 30, 2005. The reserve of $129.9 million assigned to loans and leases, as a percentage of total loans and leases, was .65% at June 30, 2005 compared with .69% at March 31, 2005.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $9.0 million at June 30, 2005 compared with $8.6 million at March 31, 2005.

Provision. No provision for credit losses was recorded in either the second quarter of 2005 or the prior year quarter.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. economy, the economies of other nations or regions in which Northern Trust conducts significant business and the international economy, and other economic factors (such as the pace of inflation/deflation and investor confidence in the securities markets) that affect wealth creation, investment and savings patterns;

•	Changes in the U.S. and other securities markets worldwide with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	Changes in foreign currency exchange rates that, as Northern Trust’s business grows globally, and to the extent that they are not fully hedged, may impact Northern Trust’s level of revenue and expense and net income and the value of its investments in non-U.S. operations, in each case as expressed in U.S. dollars;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	U.S. and other national, regional or international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using acquired businesses, alliances and preferred provider arrangements to execute its business strategy;

•	Factors or conditions that may affect Northern Trust’s ability to achieve its liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

•	The effect of geopolitical risks on securities markets and the U.S., other national or regional economies and the international economy, as well as the effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics (such as a SARS outbreak) or natural disasters on securities markets, those economies or Northern Trust and its clients;

•	The pace and extent of continued globalization of investment activity and growth in worldwide financial assets, including the effects of changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries or regions where Northern Trust has significant business;

•	The interpretation and implementation by U.S. and other regulators of the New Basel Capital Accord developed by the Basel Committee on Banking Supervision and its effect on the minimum regulatory capital requirements of the Corporation, its subsidiaries and its competitors;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment and changes in particular markets, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities or changes in demand for particular services, including longstanding offerings and newer offerings such as investment management outsourcing;

•	Changes in the level of investment or reinvestment in Northern Trust’s products, services, and targeted markets and the pricing of those products and services;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks (including material systems interruptions, human errors or omissions, fraud, and breaches of internal controls), and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	Northern Trust’s success in controlling expenses, including employee benefit expenses and the impact of factors such as future health care and pension costs;

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Risks and uncertainties inherent in the regulatory and litigation process (including risks associated with pending and threatened legal actions and proceedings and the potential effects of adverse publicity arising from the failure or perceived failure to comply with legal and regulatory requirements) that are evaluated within the context of current judicial decisions and legislative and regulatory interpretations, and with respect to which a trier of fact, either a judge or jury, could decide a case contrary to Northern Trust’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change or modify existing law on a particular issue.

FACTORS AFFECTING FUTURE RESULTS (continued)

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

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Second Quarter
(Interest and rate on a fully taxable equivalent basis)	2005			2004
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$8.8	$1,190.3	2.97%	$3.1	$1,001.5	1.23%
Time Deposits with Banks	94.7	11,683.3	3.25	51.6	9,982.0	2.08
Other Interest-Bearing	.2	35.2	3.08	.1	31.8	1.06

Total Money Market Assets	103.7	12,908.8	3.22	54.8	11,015.3	2.00

Securities
U.S. Government	.2	33.3	2.78	.2	73.1	1.21
Obligations of States and Political Subdivisions	16.1	930.9	6.91	16.4	929.0	7.08
Government Sponsored Agency	56.1	7,248.8	3.10	20.5	6,712.2	1.23
Other	14.7	1,505.6	3.92	7.5	831.6	3.58

Total Securities	87.1	9,718.6	3.59	44.6	8,545.9	2.09

Loans and Leases	218.7	18,769.2	4.67	171.4	17,294.3	3.99

Total Earning Assets	$409.5	41,396.6	3.97%	$270.8	36,855.5	2.95%

Reserve for Credit Losses Assigned to Loans	—	(130.5)	—	—	(144.9)	—
Cash and Due from Banks	—	2,032.2	—	—	1,661.0	—
Other Assets	—	3,432.4	—	—	2,628.7	—

Total Assets	—	$46,730.7	—	—	$41,000.3	—

Average Source of Funds
Deposits
Savings and Money Market	$27.0	$7,245.1	1.50%	$12.2	$7,372.2	.66%
Savings Certificates	10.6	1,485.5	2.88	8.7	1,459.7	2.40
Other Time	2.4	368.9	2.59	1.1	298.2	1.51
Foreign Offices Time	113.1	18,195.4	2.49	41.7	12,156.3	1.38

Total Deposits	153.1	27,294.9	2.25	63.7	21,286.4	1.20
Federal Funds Purchased	11.1	1,574.6	2.81	9.4	3,949.6	.96
Securities Sold under Agreements to Repurchase	12.1	1,695.3	2.86	4.2	1,806.7	.93
Commercial Paper	1.0	142.3	2.99	.3	122.4	1.06
Other Borrowings	29.0	2,865.5	4.07	26.6	2,137.2	5.00
Senior Notes	3.3	287.1	4.60	5.2	350.0	5.89
Long-Term Debt	17.5	1,142.4	6.11	13.7	864.3	6.32
Floating Rate Capital Debt	2.6	276.3	3.68	1.2	276.2	1.79

Total Interest-Related Funds	229.7	35,278.4	2.61	124.3	30,792.8	1.62

Interest Rate Spread	—	—	1.36%	—	—	1.33%
Noninterest-Bearing Deposits	—	5,766.2	—	—	5,385.6	—
Other Liabilities	—	2,312.3	—	—	1,709.4	—
Stockholders’ Equity	—	3,373.8	—	—	3,112.5	—

Total Liabilities and Stockholders’ Equity	—	$46,730.7	—	—	$41,000.3	—

Net Interest Income/Margin (FTE Adjusted)	$179.8	—	1.74%	$146.5	—	1.60%

Net Interest Income/Margin (Unadjusted)	$165.1	—	1.60%	$133.0	—	1.45%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Second Quarter 2005/2004
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$40.7	$98.0	$138.7
Interest-Related Funds	32.4	73.0	105.4

Net Interest Income (FTE)	$8.3	$25.0	$33.3

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Six Months
(Interest and rate on a fully taxable equivalent basis)	2005			2004
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$13.5	$973.8	2.80%	$5.5	$936.9	1.18%
Time Deposits with Banks	173.8	11,261.6	3.11	97.6	9,478.2	2.07
Other Interest-Bearing	.4	34.9	2.52	.2	36.3	.65

Total Money Market Assets	187.7	12,270.3	3.09	103.3	10,451.4	1.99

Securities
U.S. Government	.4	32.0	2.61	.5	88.1	1.24
Obligations of States and Political Subdivisions	32.1	926.0	6.94	32.3	907.6	7.13
Government Sponsored Agency	100.2	7,098.8	2.85	40.5	6,522.9	1.25
Other	27.2	1,441.8	3.81	14.7	774.1	3.81

Total Securities	159.9	9,498.6	3.39	88.0	8,292.7	2.13

Loans and Leases	419.7	18,420.4	4.59	347.1	17,273.9	4.04

Total Earning Assets	$767.3	40,189.3	3.85%	$538.4	36,018.0	3.01%

Reserve for Credit Losses Assigned to Loans	—	(130.7)	—	—	(148.6)	—
Cash and Due from Banks	—	2,040.5	—	—	1,644.7	—
Other Assets	—	3,068.8	—	—	2,747.6	—

Total Assets	—	$45,167.9	—	—	$40,261.7	—

Average Source of Funds
Deposits
Savings and Money Market	$49.4	$7,348.0	1.36%	$23.9	$7,252.4	.66%
Savings Certificates	20.8	1,492.1	2.81	17.8	1,488.8	2.40
Other Time	4.5	375.4	2.41	2.1	287.6	1.49
Foreign Offices Time	191.6	16,426.5	2.35	77.3	11,856.2	1.31

Total Deposits	266.3	25,642.0	2.09	121.1	20,885.0	1.17
Federal Funds Purchased	26.6	2,110.7	2.54	17.5	3,716.0	.95
Securities Sold Under Agreements to Repurchase	23.7	1,841.4	2.59	8.1	1,746.0	.93
Commercial Paper	1.9	140.8	2.75	.7	132.8	1.06
Other Borrowings	55.1	2,646.4	4.20	52.7	2,095.7	5.06
Senior Notes	5.4	239.0	4.58	10.3	350.0	5.89
Long-Term Debt	32.0	1,036.9	6.18	27.4	864.4	6.34
Floating Rate Capital Securities	4.8	276.3	3.43	2.4	276.2	1.73

Total Interest-Related Funds	415.8	33,933.5	2.47	240.2	30,066.1	1.61

Interest Rate Spread	—	—	1.38%	—	—	1.40%
Noninterest-Bearing Deposits	—	5,755.0	—	—	5,307.2	—
Other Liabilities	—	2,140.0	—	—	1,800.9	—
Stockholders’ Equity	—	3,339.4	—	—	3,087.5	—

Total Liabilities and Stockholders’ Equity	—	$45,167.9	—	—	$40,261.7	—

Net Interest Income/Margin (FTE Adjusted)	$351.5	—	1.76%	$298.2	—	1.66%

Net Interest Income/Margin (Unadjusted)	$322.5	—	1.62%	$271.5	—	1.52%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2005/2004
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$71.9	$157.0	$228.9
Interest-Related Funds	50.4	125.2	175.6

Net Interest Income (FTE)	$21.5	$31.8	$53.3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 37 of this document.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of its common stock for the three months ended June 30, 2005 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1-30, 2005	201,041	$44.65	201,041
May 1 - 31, 2005	632,409	45.82	632,409
June 1-30, 2005	77,421	46.40	77,421

Total (Second Quarter)	910,871	$45.61	910,871	5,028,568

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current share buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6. Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Deed of Variation dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(ii)	Agreement for Lease dated May 26, 2005 among Heron Quays Properties Limited, The Northern Trust Company, and Canary Wharf Holdings Limited (relates to Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(iii)	Underlease dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company (relates to Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: August 1, 2005	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: August 1, 2005	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60675.

Number	Description
(10)	Material Contracts

(i)     Deed of Variation dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(ii)    Agreement for Lease dated May 26, 2005 among Heron Quays Properties Limited, The Northern Trust Company, and Canary Wharf Holdings Limited (relates to Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(iii)  Underlease dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company (relates to Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications
Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.