Form 10-Q
period 2005-09-30
NORTHERN TRUST CORP
filed 2005-11-02
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South LaSalle Street Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

218,246,333 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2005)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	September 30 2005	December 31 2004	September 30 2004
Assets
Cash and Due from Banks	$2,478.4	$2,052.5	$2,278.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,005.5	1,339.9	751.9
Time Deposits with Banks	10,855.7	11,793.2	11,115.4
Other Interest-Bearing Deposits	35.9	34.4	28.8
Securities
Available for Sale	9,343.8	7,918.9	5,612.8
Held to Maturity (Fair value - $1,166.4 at September 2005, $1,156.6 at December 2004, $1,164.4 at September 2004)	1,137.4	1,120.2	1,127.5
Trading Account	3.9	2.6	2.2

Total Securities	10,485.1	9,041.7	6,742.5

Loans and Leases
Commercial and Other	11,061.0	9,847.4	9,656.0
Residential Mortgages	8,253.3	8,095.3	8,043.4

Total Loans and Leases (Net of unearned income - $456.5 at September 2005, $487.5 at December 2004, $482.9 at September 2004)	19,314.3	17,942.7	17,699.4

Reserve for Credit Losses Assigned to Loans and Leases	(126.4)	(130.7)	(140.4)
Buildings and Equipment	475.1	465.1	469.8
Customers’ Acceptance Liability	.7	2.0	1.0
Trust Security Settlement Receivables	284.2	148.9	234.9
Other Assets	3,618.9	2,587.0	1,928.5

Total Assets	$48,427.4	$45,276.7	$41,110.0

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,865.8	$5,472.8	$4,668.3
Savings and Money Market	7,128.2	7,950.6	7,368.4
Savings Certificates	1,525.0	1,494.0	1,465.3
Other Time	385.9	370.7	366.5
Foreign Offices - Demand	1,857.9	904.2	1,363.6
- Time	17,732.6	14,865.3	13,385.7

Total Deposits	33,495.4	31,057.6	28,617.8
Federal Funds Purchased	1,217.8	1,018.3	1,294.6
Securities Sold Under Agreements to Repurchase	1,565.9	2,847.9	1,130.3
Commercial Paper	135.0	145.4	145.4
Other Borrowings	3,306.3	3,177.0	3,558.8
Senior Notes	276.2	200.0	350.0
Long-Term Debt	1,025.6	863.6	863.8
Floating Rate Capital Debt	276.4	276.3	276.3
Liability on Acceptances	.7	2.0	1.0
Other Liabilities	3,599.1	2,393.0	1,646.5

Total Liabilities	44,898.4	41,981.1	37,884.5

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 218,246,333 shares at September 2005, 219,067,733 shares at December 2004 and 219,209,338 shares at September 2004	379.8	379.8	379.8
Retained Earnings	3,574.4	3,300.6	3,218.3
Accumulated Other Comprehensive Income	(18.6)	(14.7)	(14.3)
Common Stock Issuable - Stock Incentive Plans	73.1	63.0	72.6
Deferred Compensation	(32.4)	(25.0)	(28.0)
Treasury Stock - (at cost, 9,675,191 shares at September 2005, 8,853,791 shares at December 2004 and 8,712,186 shares at September 2004)	(447.3)	(408.1)	(402.9)

Total Stockholders’ Equity	3,529.0	3,295.6	3,225.5

Total Liabilities and Stockholders’ Equity	$48,427.4	$45,276.7	$41,110.0

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$396.6	$327.5	$1,155.9	$991.6
Foreign Exchange Trading Profits	46.4	26.5	136.2	115.4
Treasury Management Fees	17.3	22.4	55.4	68.1
Security Commissions and Trading Income	13.9	11.4	42.4	38.8
Other Operating Income	27.4	19.6	68.6	58.5
Investment Security Gains	.1	—	.2	.1

Total Noninterest Income	501.7	407.4	1,458.7	1,272.5

Net Interest Income
Interest Income	410.3	279.3	1,148.6	791.0
Interest Expense	241.9	140.3	657.7	380.5

Net Interest Income	168.4	139.0	490.9	410.5
Provision for Credit Losses	2.5	—	2.5	(5.0)

Net Interest Income after Provision for Credit Losses	165.9	139.0	488.4	415.5

Noninterest Expenses
Compensation	198.6	161.7	573.8	493.9
Employee Benefits	47.9	33.5	143.2	114.8
Occupancy Expense	33.3	30.5	96.3	92.2
Equipment Expense	20.7	21.4	60.6	61.9
Other Operating Expenses	141.1	130.7	404.3	369.4

Total Noninterest Expenses	441.6	377.8	1,278.2	1,132.2

Income before Income Taxes	226.0	168.6	668.9	555.8
Provision for Income Taxes	78.3	53.9	232.1	182.8

Net Income	$147.7	$114.7	$436.8	$373.0

Per Common Share
Net Income
- Basic	$.68	$.52	$2.00	$1.70
- Diluted	.67	.52	1.97	1.67

Cash Dividends Declared	.21	.19	.63	.57

Average Number of Common Shares Outstanding - Basic	218,012,767	219,234,285	218,191,959	219,719,511
- Diluted	221,672,924	222,477,214	221,555,401	223,399,066

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions)	2005	2004	2005	2004
Net Income	$147.7	$114.7	$436.8	$373.0
Other Comprehensive Income (net of tax)
Net Unrealized Gains (Losses) on Securities Available for Sale	(4.4)	1.7	(4.6)	(3.4)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	.4	(.9)	(1.1)
Foreign Currency Translation Adjustments	.8	(.1)	1.6	(.9)

Other Comprehensive Income	(3.1)	2.0	(3.9)	(5.4)

Comprehensive Income	$144.6	$116.7	$432.9	$367.6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2005	2004
Common Stock
Balance at January 1 and September 30	$379.8	$379.8

Retained Earnings
Balance at January 1	3,300.6	2,990.7
Net Income	436.8	373.0
Dividends Declared	(137.6)	(125.3)
Stock Issued – Incentive Plan and Awards	(25.4)	(20.1)

Balance at September 30	3,574.4	3,218.3

Accumulated Other Comprehensive Income
Balance at January 1	(14.7)	(8.9)
Other Comprehensive Income	(3.9)	(5.4)

Balance at September 30	(18.6)	(14.3)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	63.0	88.6
Stock Issuable, net of Stock Issued	10.1	(16.0)

Balance at September 30	73.1	72.6

Deferred Compensation
Balance at January 1	(25.0)	(26.4)
Compensation Deferred	(17.6)	(11.4)
Compensation Amortized	10.2	9.8

Balance at September 30	(32.4)	(28.0)

Treasury Stock
Balance at January 1	(408.1)	(368.5)
Stock Options and Awards	82.0	84.1
Stock Purchased	(121.2)	(118.5)

Balance at September 30	(447.3)	(402.9)

Total Stockholders’ Equity at September 30	$3,529.0	$3,225.5

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
($ In Millions)	2005	2004
Cash Flows from Operating Activities:
Net Income	$436.8	$373.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	2.5	(5.0)
Depreciation on Buildings and Equipment	61.4	61.0
(Increase) Decrease in Receivables	(98.6)	20.7
Increase (Decrease) in Interest Payable	2.6	(7.7)
Amortization and Accretion of Securities and Unearned Income	(156.7)	(75.8)
Gain on Sale of Building	(4.7)	—
Amortization and Retirement of Computer Software	63.2	61.4
Amortization of Other Intangibles	14.5	7.3
Net (Increase) Decrease in Trading Account Securities	(1.3)	5.2
Other Operating Activities, net	22.8	155.5

Net Cash Provided by Operating Activities	342.5	595.6

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	334.4	2.7
Net (Increase) Decrease in Time Deposits with Banks	3,856.0	(2,347.7)
Net (Increase) Decrease in Other Interest-Bearing Assets	(1.5)	14.0
Purchases of Securities-Held to Maturity	(79.8)	(143.0)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	67.0	56.1
Purchases of Securities-Available for Sale	(32,437.0)	(10,371.6)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	31,898.7	13,011.1
Net (Increase) Decrease in Loans and Leases	(972.3)	148.1
Purchases of Buildings and Equipment, net	(57.1)	(34.2)
Purchases and Development of Computer Software	(84.2)	(61.5)
Net Increase in Trust Security Settlement Receivables	(135.3)	(64.3)
Decrease in Cash Due to Acquisitions	(457.8)	(4.2)
Proceeds from Sale of Building	4.9	—
Other Investing Activities, net	(237.7)	(94.6)

Net Cash Provided By Investing Activities	1,698.3	110.9

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(683.1)	2,347.8
Net Increase (Decrease) in Federal Funds Purchased	199.5	(1,334.8)
Net Decrease in Securities Sold under Agreements to Repurchase	(1,282.0)	(697.5)
Net Increase (Decrease) in Commercial Paper	(10.4)	3.1
Net Decrease in Short-Term Other Borrowings	88.1	(114.6)
Proceeds from Term Federal Funds Purchased	200.3	634.1
Repayments of Term Federal Funds Purchased	(199.3)	(637.7)
Proceeds from Senior Notes & Long-Term Debt	480.2	—
Repayments of Senior Notes & Long-Term Debt	(201.0)	(.9)
Treasury Stock Purchased	(118.0)	(115.7)
Net Proceeds from Stock Options	34.6	24.8
Cash Dividends Paid on Common Stock	(137.7)	(125.4)
Other Financing Activities, net	13.9	(7.4)

Net Cash Used in Financing Activities	(1,614.9)	(24.2)

Increase in Cash and Due from Banks	425.9	682.3
Cash and Due from Banks at Beginning of Year	2,052.5	1,595.9

Cash and Due from Banks at End of Period	$2,478.4	$2,278.2

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$655.1	$388.2
Income Taxes Paid	144.0	131.7

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements reflect Northern Trust’s purchase on March 31, 2005 of Baring Asset Management’s Financial Services Group (FSG), as discussed in Note 7. In June 2003, the Corporation disposed of substantially all of the assets of Northern Trust Retirement Consulting, L.L.C. (NTRC). The operating results of NTRC, previously presented as discontinued operations, are immaterial to, and have been incorporated within, the consolidated results of operations of Northern Trust. The consolidated financial statements, as of September 30, 2005 and 2004, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders.

2. Recent Accounting Pronouncements - On July 14, 2005, the Financial Accounting Standards Board (FASB) issued for comment proposed Staff Position No. FAS 13-a (FSP 13-a), Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, which would amend FASB Statement No. 13, Accounting for Leases, and modify certain related interpretations and industry practices. This proposed Staff Position has implications related to the accounting for potential income tax settlements in connection with leveraged leases. If approved as proposed, FSP 13-a would require a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation would include cash flows that occurred up to and including the point of actual or expected settlement, including interest and penalties assessed or expected to be assessed by the taxing authority, and the estimated cash flows thereafter. If approved as proposed, the guidance in FSP 13-a would be effective as of the end of the first fiscal year ending after December 15, 2005. Application of proposed FSP 13-a as currently written to certain of Northern Trust’s structured leasing transactions under review by the Internal Revenue Service (IRS) (see note 13) could result in a one-time charge to Northern Trust’s earnings. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leveraged leases.

Notes to Consolidated Financial Statements (continued)

In October 2004, the American Jobs Creation Act of 2004 (AJCA), which allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, was signed into law. In December 2004, the FASB staff issued Staff Position 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” to provide accounting and disclosure guidance related to the tax impact of this repatriation provision. Northern Trust expects to complete its evaluation of available elections under the AJCA during the fourth quarter of 2005. Based on its current analysis, Northern Trust anticipates that it will repatriate dividends from foreign subsidiaries totaling approximately $45 million to $55 million and that the related tax benefit realized will range from $4 million to $5 million.

3. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan), administered by the Compensation Committee of the Corporation’s Board of Directors, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance shares and stock units. As of September 30, 2005, shares available for future grant under the 2002 Plan totaled 8,651,410.

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

On April 15, 2005, the Securities and Exchange Commission (SEC) issued a ruling amending the date for compliance with SFAS No. 123(R). It requires registrants to adopt FAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Northern Trust will adopt SFAS No. 123(R) on its required effective date, currently January 1, 2006. Expense treatment under SFAS No. 123(R) for the vesting of stock options granted through September 30, 2005 is expected to increase pre-tax compensation expense for the fiscal year 2006 by approximately $5 million, resulting in an approximate $.02 reduction in 2006 earnings per share. Future stock option grants will result in additional expense recognition through their respective vesting periods. The amount and timing of expense to be recorded under SFAS No. 123(R) for future grants will be dependent upon the volumes, terms, and valuations of such grants.

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

Pro forma information regarding net income and earnings per share is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. For purposes of estimating the fair value of the Corporation’s employee stock options at the grant date, a Black-Scholes option pricing model was used with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.21% and 3.13%; dividend yields of 3.03% and 2.54%; volatility factors of the expected market price of the Corporation’s common stock of 33.7% and 33.8%; and a weighted average expected option life of 5.5 years for both years.

The weighted average fair value of options granted through September 30, 2005 and for the full year 2004 was $12.38 per share and $13.62 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of 2004 options are amortized over the lesser of the options’ one- to four-year vesting periods or the period to retirement eligibility. The terms of the 2005 options provided for full vesting on March 31, 2005 and the pro forma information for the nine months ended September 30, 2005 presented below includes $29.7 million ($18.5 million after-tax) of pro forma expense reflecting their full vesting. As a result, no compensation expense relating to these 2005 options will be included within Northern Trust’s results of operations after its adoption of SFAS No. 123(R).

The Corporation’s pro forma information follows.

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions Except per Share Information)	2005	2004	2005	2004
Net Income as Reported	$147.7	$114.7	$436.8	$373.0
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.3	2.0	6.8	9.1
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(4.2)	(7.2)	(33.7)	(31.4)

Pro Forma Net Income	$145.8	$109.5	$409.9	$350.7

Earnings Per Share as Reported:
Basic	$.68	$.52	$2.00	$1.70
Diluted	.67	.52	1.97	1.67
Pro Forma Earnings Per Share:
Basic	$.67	$.50	$1.88	$1.60
Diluted	.65	.49	1.84	1.56

The pro forma information presented above for 2004 has been revised to adjust the amortization period for options granted to the lesser of the options’ vesting periods or the period to retirement eligibility. Previously, pro forma compensation cost for all stock options was amortized over the options’ vesting periods.

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	September 30, 2005		December 31, 2004		September 30, 2004
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$17.8	$17.8	$23.6	$23.6	$57.0	$57.0
Obligations of States and Political Subdivisions	32.7	32.7	32.8	32.8	33.3	33.3
Government Sponsored Agency	8,116.0	8,116.0	6,710.5	6,710.5	4,417.3	4,417.3
Preferred Stock	29.6	29.6	69.1	69.1	69.1	69.1
Asset-Backed	955.7	955.7	900.4	900.4	823.3	823.3
Other	192.0	192.0	182.5	182.5	212.8	212.8

Subtotal	9,343.8	9,343.8	7,918.9	7,918.9	5,612.8	5,612.8

Held to Maturity
U.S. Government	—	—	—	—	—	—
Obligations of States and Political Subdivisions	897.8	933.7	896.8	938.0	906.7	948.6
Government Sponsored Agency	10.3	10.2	11.7	11.7	12.4	12.5
Other	229.3	222.5	211.7	206.9	208.4	203.3

Subtotal	1,137.4	1,166.4	1,120.2	1,156.6	1,127.5	1,164.4

Trading Account	3.9	3.9	2.6	2.6	2.2	2.2

Total Securities	$10,485.1	$10,514.1	$9,041.7	$9,078.1	$6,742.5	$6,779.4

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	September 30, 2005
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$17.8	$—	$—	$17.8
Obligations of States and Political Subdivisions	30.6	2.1	—	32.7
Government Sponsored Agency	8,125.1	.6	9.7	8,116.0
Preferred Stock	29.6	—	—	29.6
Asset-Backed	958.0	.1	2.4	955.7
Other	191.8	.2	—	192.0

Total	$9,352.9	$3.0	$12.1	$9,343.8

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	September 30, 2005
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$897.8	$36.5	$.6	$933.7
Government Sponsored Agency	10.3	.1	.2	10.2
Other	229.3	.1	6.9	222.5

Total	$1,137.4	$36.7	$7.7	$1,166.4

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2005	December 31, 2004	September 30, 2004
Domestic
Residential Real Estate	$8,253.3	$8,095.3	$8,043.4
Commercial	3,373.5	3,190.0	3,262.7
Broker	75.8	27.9	28.6
Commercial Real Estate	1,465.5	1,307.5	1,324.5
Personal	2,787.7	2,927.2	2,691.7
Other	753.9	609.7	522.8
Lease Financing	1,198.7	1,221.8	1,247.3

Total Domestic	17,908.4	17,379.4	17,121.0
International	1,405.9	563.3	578.4

Total Loans and Leases	$19,314.3	$17,942.7	$17,699.4
Reserve for Credit Losses Assigned to Loans and Leases	(126.4)	(130.7)	(140.4)

Net Loans and Leases	$19,187.9	$17,812.0	$17,559.0

At September 30, 2005, other domestic and international loans included $1.1 billion of overnight trust-related advances, compared with $710.0 million at December 31, 2004 and $682.5 million at September 30, 2004.

At September 30, 2005, nonperforming loans and leases totaled $34.1 million. Included in this amount were loans with a recorded investment of $31.8 million (net of $4.8 million in charge-offs) that were also classified as impaired. A loan is impaired when, based on available information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaling $4.5 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them, while impaired loans totaling $27.3 million (with no net charge-offs) had an allocated reserve of $18.9 million. For the third quarter of 2005, the total recorded investment in impaired loans averaged $28.7 million. There was approximately $45 thousand of interest income recognized on impaired loans for the three months ended September 30, 2005.

At September 30, 2004, nonperforming loans and leases totaled $64.2 million and included $62.7 million (net of $12.0 million in charge-offs) of impaired loans. Of these impaired loans, $2.9 million (net of $4.8 million in charge-offs) had no portion of the reserve for credit losses allocated to them, while $59.8 million (net of $7.2 million in charge-offs) had an allocated reserve of $30.9 million. The total recorded investment in impaired loans for the third quarter of 2004 averaged $63.6 million. There was approximately $12 thousand of interest income recognized on such loans for the three months ended September 30, 2004.

Notes to Consolidated Financial Statements (continued)

At September 30, 2005, residential real estate loans totaling $2.7 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $13.7 million at September 30, 2005. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At September 30, 2005, legally binding commitments to extend credit totaled $17.4 billion compared with $16.2 billion at December 31, 2004 and $16.0 billion at September 30, 2004.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2005	2004	2005	2004
Balance at Beginning of Period	$138.9	$151.4	$139.3	$157.2
Charge-Offs	(5.8)	(1.5)	(7.3)	(6.2)
Recoveries	.5	.2	1.6	4.1

Net Charge-Offs	(5.3)	(1.3)	(5.7)	(2.1)
Provision for Credit Losses	2.5	—	2.5	(5.0)

Balance at End of Period	$136.1	$150.1	$136.1	$150.1

Reserve for Credit Losses Assigned to:
Loans and Leases	$126.4	$140.4	$126.4	$140.4
Unfunded Commitments and Standby Letters of Credit	9.7	9.7	9.7	9.7

Total Reserve for Credit Losses	$136.1	$150.1	$136.1	$150.1

The reserve for credit losses represents management’s estimate of probable inherent losses that have occurred as of the date of the consolidated financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures.

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

7. Business Combinations – On March 31, 2005, Northern Trust completed its acquisition of Baring Asset Management’s Financial Services Group (FSG) from ING Group N.V. (The Netherlands). The purchase price totaled 260 million British pounds Sterling (GBP) and is subject to adjustment after closing to reflect changes in certain defined revenues and other factors. The post-acquisition adjustment to the purchase price, which will be reflected as an adjustment to the cost of the acquisition, is not expected to be material and is anticipated to be determined in the fourth quarter. The acquisition of FSG, a fund services group that offers fund administration, custody, and trust services, expands Northern Trust’s global fund administration, hedge fund, private equity, and property administration capabilities.

The cost of the acquisition, inclusive of approximately $10 million of transaction costs, approximates $468 million, based on September 30, 2005 exchange rates. Assets of $3.7 billion, including $2.9 billion of money market assets, $366.6 million of loans, $189.7 million of goodwill and $142.0 million of other intangible assets, and liabilities of $3.2 billion were recorded at acquisition based on their estimated fair values. Other intangible assets recorded in connection with the acquisition, reflecting the value of acquired client relationships, will be amortized over ten years. The results of operations for FSG have been included within Northern Trust’s operating results subsequent to the March 31, 2005 acquisition date.

8. Goodwill and Other Intangibles – Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended September 30, 2005.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at June 30, 2005	$312.2	$67.8	$380.0
Other *	.5	(.2)	.3

Balance at September 30, 2005	$312.7	$67.6	$380.3

*	Other changes in goodwill includes the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Notes to Consolidated Financial Statements (continued)

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2005 and September 30, 2004, was as follows:

	September 30
	2005		2004
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets- Subject to Amortization	$248.5	$93.9	$115.3	$76.9

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $6.0 million and $2.4 million for the quarters ended September 30, 2005 and 2004, respectively. Amortization for the remainder of 2005 and for the years 2006, 2007, 2008 and 2009 is estimated to be $5.9 million, $23.6 million, $21.4 million, $19.0 million and $18.4 million, respectively.

9. Sterling Debt – On March 11, 2005, the Corporation, through its principal subsidiary The Northern Trust Company (Bank), issued debt totaling 250 million GBP, the proceeds of which were used primarily to fund the acquisition of FSG (see Note 7). The debt as of September 30, 2005 consists of (i) subordinated notes with a total face value of $264 million which mature March 11, 2015 and were issued at a discount of .484%, and (ii) senior notes with a total face value of $176 million which mature March 11, 2010 with no discount. Interest on the subordinated notes is fixed at 5.375% with payment due annually. Interest on the senior notes floats based on the three-month Sterling LIBOR plus 10 basis points with payment due quarterly.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at September 30, 2005 and 2004, and changes during the three- and nine-month periods then ended, presented on an after-tax basis.

	Three Months Ended September 30, 2005
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$(.9)	$(7.0)	$2.6	$(5.3)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.9)	(7.0)	2.6	(5.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.9)	3.8	(1.4)	1.5
Less: Reclassification Adjustments	—	2.9	(1.0)	1.9

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.9)	.9	(.4)	(.4)
Foreign Currency Translation Adjustments	—	1.1	(.3)	.8
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(15.5)	$(5.0)	$1.9	$(18.6)

	Three Months Ended September 30, 2004
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$(2.4)	$2.8	$(1.1)	$(.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(2.4)	2.8	(1.1)	(.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.2)	(4.3)	1.6	(3.9)
Less: Reclassification Adjustments	—	(4.9)	1.8	(3.1)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.2)	.6	(.2)	(.8)
Foreign Currency Translation Adjustments	(.7)	(.1)	—	(.8)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(16.3)	$3.3	$(1.3)	$(14.3)

	Nine Months Ended September 30, 2005
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$(.7)	$(7.2)	$2.6	$(5.3)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.7)	(7.2)	2.6	(5.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(.5)	.3	.3
Less: Reclassification Adjustments	—	.9	(.2)	.7

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(1.4)	.5	(.4)
Foreign Currency Translation Adjustments	(.8)	2.3	(.7)	.8
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.7)	$(6.3)	$2.4	$(18.6)

	Nine Months Ended September 30, 2004
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$2.7	$(5.2)	$1.8	$(.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	2.7	(5.2)	1.8	(.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(4.9)	1.9	(2.7)
Less: Reclassification Adjustments	—	(3.1)	1.2	(1.9)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.3	(1.8)	.7	(.8)
Foreign Currency Translation Adjustments	.1	(1.5)	.6	(.8)
Minimum Pension Liability	(12.0)	—	—	(12.0)

Accumulated Other Comprehensive Income	$(8.9)	$(8.5)	$3.1	$(14.3)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2005	2004	2005	2004
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	218,012,767	219,234,285	218,191,959	219,719,511

Net Income Applicable to Common Stock	$147.7	$114.7	$436.8	$373.0
Basic Net Income Per Common Share	$.68	$.52	$2.00	$1.70
Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	218,012,767	219,234,285	218,191,959	219,719,511
Plus Dilutive Potential Common Shares:
Stock Options	2,524,665	2,134,978	2,294,367	2,624,424
Stock Incentive Plans	1,135,492	1,107,951	1,069,075	1,055,131
Average Common and Potential Common Shares	221,672,924	222,477,214	221,555,401	223,399,066
Net Income Applicable to Common Stock	$147.7	$114.7	$436.8	$373.0
Diluted Net Income Per Common Share	$.67	$.52	$1.97	$1.67

Note: Options to purchase shares of the Corporation’s common stock totaling 8,777,280 and 12,184,470 for the three and nine months ended September 30, 2005, respectively, and 14,541,036 and 13,508,094 for the three and nine months ended September 30, 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

Notes to Consolidated Financial Statements (continued)

12. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. qualified and nonqualified pension benefit plans and the other postretirement plan for the three and nine months ended September 30, 2005 and 2004.

Net Periodic Pension Expense Qualified Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service Cost	$6.6	$5.4	$19.8	$16.2
Interest Cost	6.4	5.8	19.2	17.4
Expected Return on Plan Assets	(9.0)	(8.1)	(27.0)	(24.3)
Amortization:
Net Loss	2.9	1.9	8.7	5.7
Prior Service Cost	.3	—	.9	—

Net Periodic Pension Expense	$7.2	$5.0	$21.6	$15.0

Net Periodic Pension Expense Nonqualified Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service Cost	$.6	$.5	$1.8	$1.5
Interest Cost	.8	.7	2.4	2.1
Expected Return on Plan Assets	—	—	—	—
Net Loss Amortization	.6	.6	1.8	1.8

Net Periodic Pension Expense	$2.0	$1.8	$6.0	$5.4

Net Periodic Benefit Expense Other Postretirement Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service Cost	$.5	$.4	$1.5	$1.2
Interest Cost	1.0	.7	3.0	2.2
Amortization:
Transition Obligation	.1	.1	.3	.3
Net Loss	.6	.1	1.8	.6

Net Periodic Benefit Expense	$2.2	$1.3	$6.6	$4.3

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on September 30, 2005, $2.7 billion on December 31, 2004 and $2.7 billion on September 30, 2004. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $8.0 million at September 30, 2005, $4.5 million at December 31, 2004 and $4.5 million at September 30, 2004.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $134.7 billion at September 30, 2005, $112.7 billion at December 31, 2004 and $97.9 billion at September 30, 2004. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at September 30, 2005, December 31, 2004 or September 30, 2004 related to these indemnifications.

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various classes of claimants, regulatory matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, particularly actions that seek very large damages based on novel and complex damage and liability legal theories, and involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these matters or the timing of their ultimate resolution, or estimate the possible loss or range of loss associated with them; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements, if any, arising from pending or threatened legal actions, regulatory matters or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material effect on operating results for a particular period.

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

As part of its audit of federal tax returns filed from 1996 – 2000, the IRS has challenged the Corporation’s tax position with respect to thirteen investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that continued to disallow certain tax deductions and included additional proposed adjustments to income and penalty assessments. In October 2005, the IRS Tax Appeals Division informed the Corporation that the Criminal Investigation Division of the IRS had initiated an investigation relating to structured leasing transactions in which the Corporation had participated. The Corporation is cooperating fully in the investigation. The Corporation does not know the full scope of the investigation and cannot predict at this time the impact of the investigation or when or on what basis the investigation will be resolved. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has adequate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of the leases vigorously.

Notes to Consolidated Financial Statements (continued)

14. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements and for other purposes as required or permitted by law were $11.4 billion on September 30, 2005, $11.8 billion on December 31, 2004 and $9.9 billion on September 30, 2004. Included in the September 2005 pledged assets were securities available for sale of $1.5 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is also permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2005, December 31, 2004 and September 30, 2004 was $369.4 million, $592.5 million and $406.7 million, respectively. There was no repledged collateral as of September 30, 2005, December 31, 2004 or September 30, 2004. Repledged collateral is used in other agreements to repurchase securities sold transactions.

15. Business Units - The tables on page 27, reflecting the earnings contribution of Northern Trust’s business units for the three- and nine-month periods ended September 30, 2005, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis was $.67 for the third quarter, an increase of 29% from $.52 per share earned in last year’s third quarter. Net income also increased 29% to $147.7 million, up from $114.7 million earned in the third quarter of last year. This performance produced an annualized return on average common equity (ROE) of 16.83% versus 14.40% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.27% versus 1.13% in 2004.

Revenues stated on a fully taxable equivalent basis of $685.2 million were up 22% or $125.2 million and included $38.7 million, net of acquisition-related funding costs, related to FSG. Adjusting for FSG, revenues increased 15%. The revenue growth reflects trust, investment and other servicing fees of $396.6 million, up 21% from the third quarter of last year. Net interest income reached a record level, up 20% from a year ago to $183.5 million. Noninterest expenses increased 17% to $441.6 million and included $33.3 million of expenses from FSG. Adjusting for FSG, expenses increased 8%.

Financial Services Group Acquisition

On March 31, 2005, Northern Trust closed its acquisition of Baring Asset Management’s Financial Services Group (FSG). Under the terms of the agreement, the purchase price totaled 260 million British pounds Sterling and is subject to adjustment after closing to reflect changes in certain defined revenues and other factors. The post-acquisition adjustment to the purchase price is not expected to be material and is anticipated to be determined in the fourth quarter. FSG revenues in the third quarter were $45.0 million and acquisition related funding costs were $6.3 million. Operating expenses, including integration expenses of approximately $6.0 million, were $33.3 million. The after-tax impact of this acquisition increased third quarter net income by $2.5 million.

Based on current estimates, the acquisition of FSG, including $22 million of estimated integration expenses, is expected to be neutral to 2005 net income. FSG is estimated to be modestly less accretive to earnings in 2006 than our original estimate of $.08 per share. As FSG operations are merged into Northern Trust’s existing operations, certain revenues and expenses will no longer be sufficiently identifiable to the acquired FSG entities to allow for separate disclosure of FSG results.

Noninterest Income

Noninterest income totaled $501.7 million for the quarter, up 23% from $407.4 million reported last year, and accounted for 73% of total taxable equivalent revenue. Trust, investment and other servicing fees were $396.6 million in the quarter, up 21% from $327.5 million in the third quarter of last year and represented 58% of total taxable equivalent revenue. The increase resulted primarily from the impact of FSG, improved equity markets and new business. The components of noninterest income for the third quarter of 2005 and 2004 are listed in the following table:

Noninterest Income (continued)

Noninterest Income

	Three Months Ended September 30
(In Millions)	2005	2004
Trust, Investment and Other Servicing Fees	$396.6	$327.5
Foreign Exchange Trading Profits	46.4	26.5
Treasury Management Fees	17.3	22.4
Security Commissions and Trading Income	13.9	11.4
Other Operating Income	27.4	19.5
Investment Security Gains	.1	.1

Total Noninterest Income	$501.7	$407.4

Assets under custody totaled a record $2.8 trillion at September 30, 2005. This represents an increase in assets under custody of 6% from June 30, 2005 and 22% from September 30, 2004. Assets under management also reached a new high and totaled $607.4 billion compared with $534.6 billion at September 30, 2004. As of the current quarter-end, managed assets were invested 40% in equities, 16% in fixed-income securities and 44% in cash and other assets.

Assets Under Custody *

(In Billions)	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Corporate & Institutional	$2,627.7	$2,483.7	$2,345.1	$2,130.6
Personal	219.3	213.9	209.3	194.2

Total Assets Under Custody	$2,847.0	$2,697.6	$2,554.4	$2,324.8

Assets Under Management
(In Billions)	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Corporate & Institutional	$493.6	$478.3	$461.5	$428.9
Personal	113.8	111.5	110.4	105.7

Total Assets Under Management	$607.4	$589.8	$571.9	$534.6

*	Assets Under Custody do not include assets administered but not held under custody that were previously included within the category of Assets Under Administration.

Trust, investment and other servicing fees are generally based on the market value of assets managed, custodied and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) trust relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust, investment and other servicing fees. Based on analysis of historical trends and current asset and product mix (excluding FSG), management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in trust, investment and other servicing fees of approximately 4% and total revenues of approximately 2%.

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS in the quarter were up 33% to $219.9 million from the year-ago quarter reflecting revenues from FSG, strong growth in all products and services, improved equity markets and new business. The third quarter results include $29.9 million of fees from FSG, contributing to a 58% increase in custody and fund administration fees, which totaled $108.2 million for the quarter. Securities lending fees totaled $35.2 million, up 38% compared with last year’s third quarter, primarily reflecting both higher volumes and an increase in spreads earned on the investment of cash collateral. Securities lending fees were down 25% from the second quarter of 2005. The second quarter results benefited from increased volume associated with the international dividend season. Fees from asset management grew 8% to $61.4 million.

C&IS assets under custody totaled $2.63 trillion at September 30, 2005 compared with $2.48 trillion at June 30, 2005 and $2.13 trillion at September 30, 2004. Assets under custody include $1.18 trillion of global custody assets, an increase of 41% compared with a year ago and 9% sequentially. C&IS assets under management totaled $493.6 billion, an increase of 15% from the prior year and 3% from June 30, 2005. As of the current quarter-end, C&IS managed assets were invested 37% in equities, 12% in fixed-income securities and 51% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 9% and totaled $176.7 million compared with $162.4 million a year ago. The third quarter results include $2.2 million of fees from FSG. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth continued to be broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $219.3 billion at September 30, 2005, compared with $213.9 billion at June 30, 2005 and $194.2 billion at September 30, 2004. Of the total assets under custody, $113.8 billion is managed by Northern Trust compared with $111.5 billion at June 30, 2005 and $105.7 billion at September 30, 2004. As of the current quarter-end, PFS managed assets were invested 50% in equities, 34% in fixed-income securities and 16% in cash and other assets.

Noninterest Income (continued)

Foreign exchange trading profits were $46.4 million, including approximately $6.1 million from FSG in the quarter, compared with $26.5 million in the third quarter of last year and $51.6 million in the second quarter of 2005. The increase from the prior year quarter reflects a rise in volatility of the euro versus the U.S. dollar and an increase in client volumes. Treasury management fees in the quarter were $17.3 million compared with $22.4 million in the same quarter last year. Approximately half of this decrease was offset by improved net interest income as clients opted to pay for services via compensating balances. Revenues from security commissions and trading income were $13.9 million, up 23% from the prior year. Other operating income, the components of which are listed below, was $27.4 million for the third quarter compared with $19.5 million in the same period last year. Included in the current quarter results is a nonrecurring gain of $4.7 million from the sale of a property previously utilized for offsite storage.

Other Operating Income

	Three Months Ended September 30
(In Millions)	2005	2004
Loan Service Fees	$3.9	$5.5
Banking Service Fees	8.9	8.0
Other Income	9.9	6.0
Gain on Sale of Building	4.7	—

Total Other Operating Income	$27.4	$19.5

Net Interest Income

Net interest income for the quarter totaled $168.4 million, 21% higher than the $139.0 million reported in the third quarter of 2004. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activity. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter stated on a FTE basis totaled a record $183.5 million, up 20% from $152.6 million reported in the prior year quarter. FSG net interest income was $6.1 million and acquisition-related funding costs totaled $6.3 million in the quarter. The increase reflects both net interest margin improvement and an increase in average earning assets. The net interest margin increased to 1.81% from 1.66% in the prior year quarter reflecting an improved funding mix and wider interest rate spreads on retail deposits. Average earning assets of $40.2 billion were 10% higher than a year ago. Securities increased 29% and averaged $9.6 billion, with the increase concentrated primarily in short-term government sponsored agency and asset-backed securities. Average loans and leases increased 8% to $18.8 billion, while money market assets increased 2% to $11.8 billion.

Net Interest Income (continued)

Average domestic loans outstanding during the quarter, at $17.9 billion, were 6% higher than the $17.0 billion outstanding in the third quarter of last year, while average international loans increased $404 million from a year ago to $937 million, primarily resulting from FSG. Residential mortgages averaged $8.2 billion in the quarter, up 3% from the prior year’s third quarter and represented 44% of the total average loan portfolio. Commercial and industrial loans averaged $3.6 billion, up 10% from $3.2 billion last year, while personal loans increased 5% to average $2.8 billion compared with last year’s third quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $26.8 billion, up 27% from the third quarter of 2004. Foreign office time deposits increased $6.0 billion, up 50% from last year’s third quarter. Approximately half of the increase resulted from the FSG acquisition with the balance coming from global custody activity. Retail deposit levels decreased $378 million due to lower balances in money market deposit accounts. Other interest-related funds averaged $7.4 billion in the quarter compared with $9.1 billion in last year’s third quarter due primarily to lower levels of federal funds purchased, offset in part by increases in Federal Home Loan Bank borrowings, treasury investment program balances and the proceeds of the first quarter 2005 sterling debt offering. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets decreased 3% from the prior year, averaging $6.0 billion.

Provision for Credit Losses

The provision for credit losses in the current quarter totaled $2.5 million compared with no provision in the prior year quarter. The reserve for credit losses at September 30, 2005 was $136.1 million compared with $150.1 million at the previous year quarter-end. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 33.

Noninterest Expenses

Noninterest expenses totaled $441.6 million for the quarter, up 17% from $377.8 million in the year-ago quarter. Adjusting for FSG, expenses increased by 8%. FSG expenses, including integration expenses, totaled $33.3 million in the third quarter, representing 52% of the increase in operating expenses. The components of noninterest expenses and a discussion of significant changes from the prior year quarter are provided below.

Noninterest Expenses

	Three Months Ended September 30
(In Millions)	2005	2004
Compensation	$198.6	$161.7
Employee Benefits	47.9	33.5
Occupancy Expense	33.3	30.5
Equipment Expense	20.7	21.4
Other Operating Expenses	141.1	130.7

Total Noninterest Expenses	$441.6	$377.8

Compensation and employee benefit expenses totaled $246.5 million, up $51.3 million or 26% compared with last year and included $19.9 million from the addition of FSG. Adjusting for FSG, compensation and benefit expenses increased 16%. The current quarter increase was also driven by higher performance-based compensation as well as annual salary increases and rising pension and health care costs. The prior year quarter included a reduction in the accrual for the performance-based portion of the Employee Stock Ownership Plan. Staff on a full-time equivalent basis at September 30, 2005 totaled approximately 9,000, up 13% from a year ago. Staffing level increases were primarily the result of the March 31, 2005 addition of 800 FSG staff. Other staff increases primarily relate to growth in international businesses.

Net occupancy expense totaled $33.3 million compared with $30.5 million in the third quarter of 2004. The increase was primarily attributable to the addition of FSG, which had expenses of $3.7 million, partly offset by real estate tax refunds.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $20.7 million compared with $21.4 million reported in the third quarter of 2004. The change was primarily related to lower computer maintenance and data line lease costs, offset by the addition of $.9 million from FSG.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $141.1 million compared with $130.7 million last year and included $8.8 million from the addition of FSG. The remaining increase primarily reflects higher expenses associated with business promotion and advertising, employee relocation and hiring costs, fees for global subcustody and asset management sub-advisor services and other professional services. Partially offsetting the increase was a $17.0 million charge in the prior year resulting from a litigation settlement. The components of other operating expenses were as follows:

Other Operating Expenses

	Three Months Ended September 30
(In Millions)	2005	2004
Outside Services Purchased	$68.5	$57.8
Software Amortization and Other Costs	28.6	26.2
Business Promotion	13.7	10.5
Other Intangibles Amortization	6.0	2.4
Fixed-Fee Litigation Settlement	—	17.0
Other Expenses	24.3	16.8

Total Other Operating Expenses	$141.1	$130.7

Provision for Income Taxes

The provision for income tax was $78.3 million for the third quarter compared with $53.9 million in the year-ago quarter, primarily reflecting the increase in pre-tax earnings. The increased effective income tax rate for the quarter of 34.6% compared with 32.0% in the third quarter of 2004 is primarily attributable to growth in income from federally taxable sources while tax-exempt municipal interest has remained relatively stable.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three- and nine-month periods ended September 30, 2005 and 2004.

Results of Operations

Three Months

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2005	2004	2005	2004	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$219.9	$165.1	$176.7	$162.4	$—	$—	$396.6	$327.5
Other	75.2	54.4	24.1	23.1	5.8	2.4	105.1	79.9
Net Interest Income *	64.5	44.9	121.6	112.2	(2.6)	(4.5)	183.5	152.6
Provision for Credit Losses	1.8	.4	.7	(.4)	—	—	2.5	—
Noninterest Expenses	229.6	169.5	196.8	195.7	15.2	12.6	441.6	377.8

Income before Income Taxes*	128.2	94.5	124.9	102.4	(12.0)	(14.7)	241.1	182.2
Provision for Income Taxes*	49.9	36.8	48.3	39.7	(4.8)	(9.0)	93.4	67.5

Net Income	$78.3	$57.7	$76.6	$62.7	$(7.2)	$(5.7)	$147.7	$114.7

Percentage of Net Income Contribution	53%	50%	52%	55%	(5)%	(5)%	100%	100%

Average Assets	$28,763.6	$20,397.0	$16,925.5	$16,196.7	$357.3	$3,774.4	$46,046.4	$40,368.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.1 million for 2005 and $13.6 million for 2004.

Results of Operations

Nine Months

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2005	2004	2005	2004	2005	2004	2005	2004
Noninterest Income
Trust, Investment and Other Servicing Fees	$631.7	$507.6	$524.2	$484.0	$—	$—	$1,155.9	$991.6
Other	220.3	205.2	72.6	69.8	9.9	5.9	302.8	280.9
Net Interest Income *	181.6	126.6	361.5	330.3	(8.1)	(6.1)	535.0	450.8
Provision for Credit Losses	.1	(2.9)	2.4	(2.1)	—	—	2.5	(5.0)
Noninterest Expenses	638.0	520.8	590.8	566.6	49.4	44.8	1,278.2	1,132.2

Income before Income Taxes*	395.5	321.5	365.1	319.6	(47.6)	(45.0)	713.0	596.1
Provision for Income Taxes*	154.0	125.0	141.4	123.8	(19.2)	(25.7)	276.2	223.1

Net Income	$241.5	$196.5	$223.7	$195.8	$(28.4)	$(19.3)	$436.8	$373.0

Percentage of Net Income Contribution	55%	53%	51%	52%	(6)%	(5)%	100%	100%

Average Assets	$27,118.5	$20,312.4	$16,895.7	$16,121.4	$1,449.7	$3,863.6	$45,463.9	$40,297.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $44.1 million for 2005 and $40.3 million for 2004.

Corporate and Institutional Services

C&IS net income for the third quarter totaled $78.3 million compared with $57.7 million in 2004. Noninterest income was $295.1 million, up 34% from $219.5 million in last year’s third quarter. Trust, investment and other servicing fees in the quarter were up 33% to $219.9 million from the year-ago quarter reflecting revenues from FSG, strong growth in all products and services, improved equity markets and new business. The third quarter results include $29.9 million of fees from FSG, contributing to a 58% increase in custody and fund administration fees, which totaled $108.2 million for the quarter. Securities lending fees totaled $35.2 million, up 38% compared with last year’s third quarter, primarily reflecting both higher volumes and an increase in spreads earned on the investment of cash collateral. Securities lending fees were down 25% from the second quarter of 2005. The second quarter results benefited from increased volume associated with the international dividend season. Fees from asset management grew 8% to $61.4 million. Other noninterest income was $75.2 million compared with $54.4 million in last year’s third quarter. Foreign exchange trading profits were $45.7 million, including approximately $6.1 million from FSG, compared with $25.6 million in the third quarter of last year. Treasury management fees were 23% lower in the quarter, offset in part by higher levels of trust deposit-related income. Approximately half of the decrease in treasury management fees was offset by improved net interest income as clients opted to pay for services via compensating balances.

Net interest income stated on a FTE basis was $64.5 million, up 43% from $44.9 million in last year’s third quarter. Net interest income was positively impacted by a $6.0 billion or 33% increase in average earning assets, concentrated in short-term money market assets and loans. Approximately half of the asset growth represents the acquired assets of FSG. The net interest margin was 1.06% for the current quarter compared with .98% in last year’s third quarter. The increase in the margin is largely due to wider interest rate spreads on foreign office deposits.

The provision for credit losses in the current quarter was $1.8 million compared with $.4 million in the third quarter of last year. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 35% and totaled $229.6 million for the third quarter. Included in the third quarter is $31.8 million of FSG operating and integration expenses. The current period expenses also reflect annual salary increases, higher incentive compensation, employee benefit charges, costs associated with business promotion, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the quarter was $76.6 million, up 22% from $62.7 million last year. Trust, investment and other servicing fees in the quarter increased 9% and totaled $176.7 million compared with $162.4 million a year ago. The third quarter results include $2.2 million of fees from FSG. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth continued to be broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $24.1 million compared with $23.1 million in the prior year quarter due primarily to higher security commissions and trading income.

Net interest income stated on a FTE basis was $121.6 million in the quarter compared with $112.2 million in the prior year’s third quarter. These results reflect a 5% increase in average earning assets concentrated in loans and an increase in the net interest margin from 2.88% last year to 2.97% in the current quarter. The improved margin is largely due to wider spreads on short-term and floating rate loans as yields on these assets increased more than the cost of retail deposit funding sources.

The provision for credit losses recorded in the third quarter was $.7 million compared with a negative provision of $.4 million last year. Total noninterest expenses of PFS, which include the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 1% to $196.8 million from $195.7 million in last year’s third quarter. The prior year period included the $17.0 million litigation settlement. Adjusting for the previous year litigation settlement, expenses increased by 10%. The current quarter increase reflects higher compensation expense resulting from annual salary increases and incentive compensation, employee benefit and other staff related costs, business promotion and advertising, fees for professional services, and higher allocations for product and operating support.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Other noninterest income was $5.8 million and included the $4.7 million nonrecurring gain previously discussed. Net interest income for the third quarter was a negative $2.6 million compared with a negative $4.5 million in the year-ago quarter. Noninterest expenses totaled $15.2 million for the quarter compared with $12.6 million in the year-ago period.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $1.97 for the nine-month period ended September 30, 2005, compared with $1.67 per share earned a year ago. Net income was $436.8 million compared with $373.0 million reported last year. The ROE was 17.24% for the nine months compared with 16.00% last year, while the ROA was 1.28% compared with 1.24% in the previous year. Total revenues were 16% higher than the prior year while total expenses increased 13%, resulting in a productivity ratio of 156% compared with 152% last year.

Revenues stated on a FTE basis of $1.99 billion were up 16% from the $1.72 billion last year and included $88.0 million from FSG and $13.3 million of acquisition-related funding costs. Trust, investment and other servicing fees were $1.16 billion for the period, up 17% compared with $991.6 million last year. Trust, investment and other servicing fees represented 58% of total revenues and total fee-related income represented 73% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 24% to $631.7 million from $507.6 million in the year-ago period. Custody and fund administration fees increased 43% to $289.6 million for the period, reflecting strong growth in global fees including revenues from FSG. Securities lending fees totaled $116.1 million compared with $89.7 million last year reflecting higher volumes, while fees from asset management grew 5% to $180.4 million.

Trust, investment and other servicing fees from PFS in the period increased 8% and totaled $524.2 million compared with $484.0 million last year. The increase resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading profits were $136.2 million in the period compared with $115.4 million last year. Treasury management fees were $55.4 million, down 19% from the comparable period last year. Approximately half of this decrease was offset by improved net interest income as clients opted to pay for services via compensating deposit balances. Revenues from security commissions and trading income were $42.4 million compared with $38.8 million in the prior year. Other operating income was $68.6 million for the period compared with $58.5 million in the same period last year and included the current quarter nonrecurring gain previously discussed and other miscellaneous items.

Net Interest Income

Net interest income for the nine months, stated on a fully taxable equivalent basis, totaled $535.0 million, an increase of 19% from the $450.8 million reported in the prior year period. The net interest margin increased to 1.78% from 1.66% in the prior year due in large part to wider spreads earned on retail deposits and an improved funding mix. Total average earning assets of $40.2 billion were 11% higher than a year ago. Money market assets were up 12% and averaged $12.1 billion for the period. Average securities increased 19% to average $9.5 billion while average loans and leases were up 7% to $18.6 billion.

Provision for Credit Losses

The provision for credit losses was $2.5 million in the first nine months of the current year compared with a negative provision of $5.0 million in 2004. Net charge-offs totaled $5.7 million compared with $2.1 in 2004.

Noninterest Expenses

Noninterest expenses totaled $1.28 billion for the period, up 13% from $1.13 billion a year-ago. FSG operating and integration-related expenses totaled approximately $71 million in the period.

Compensation and employee benefits of $717.0 million represented 56% of total operating expenses and included $39.5 million from the addition of FSG. This compared with $608.7 million last year. The current period expenses also reflect annual salary increases, higher performance-based compensation and increased retirement and health care costs.

Net occupancy expense totaled $96.3 million, up 4% from $92.2 million in the prior year resulting primarily from the addition of FSG, offset by lower real estate taxes.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $60.6 million, down 2% from $61.9 million in 2004. The current nine-month period reflects lower maintenance, data line lease costs and depreciation of computer hardware and equipment.

Other expense categories totaled $404.3 million for the period, up 9% from $369.4 million in 2004, and included $23.1 million from the addition of FSG. The remaining increase primarily reflects higher expenses associated with business promotion and advertising, employee relocation and hiring costs, fees for global subcustody and asset management sub-advisor services and other professional services. Partially offsetting the increase were lower expenses associated with operating risks related to servicing and managing financial assets. The prior period included the $17.0 million litigation settlement in the third quarter of last year and an $11.6 million loss in the first quarter of last year from securities processing activities.

BALANCE SHEET

Total assets at September 30, 2005 were $48.4 billion and averaged $46.0 billion for the third quarter, compared with last year’s average of $40.4 billion. Loans and leases totaled $19.3 billion at September 30, 2005 and averaged $18.8 billion for the third quarter, compared with $17.7 billion at September 30, 2004 and the $17.5 billion average last year. Securities totaled $10.5 billion at September 30, 2005 and averaged $9.6 billion for the quarter, compared with $6.7 billion at September 30, 2004 and $7.5 billion on average last year. Money market assets totaled $11.9 billion at September 30, 2005 and averaged $11.8 billion in the third quarter, up 2% from the year-ago quarter.

Common stockholders’ equity increased to $3.53 billion at September 30, 2005 and averaged $3.48 billion for the quarter, up 10% from last year’s third quarter average. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 860,958 shares at a cost of $43.2 million. An additional 4.2 million shares are authorized for purchase after September 30, 2005 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2005 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to third quarter average assets) at September 30, 2005 also exceeded the minimum regulatory requirement of 3%. Shown below are the September 30, 2005 and September 30, 2004 capital ratios of Northern Trust and of the Bank.

	September 30, 2005		September 30, 2004
Capital Ratios	Northern Trust	Bank	Northern Trust	Bank
Tier 1 Capital	9.7%	8.0%	11.3%	9.4%
Total Capital	12.4%	11.1%	13.8%	12.3%
Leverage Ratio	7.2%	5.8%	8.1%	6.6%

The September 30, 2005 capital ratios of Northern Trust and the Bank reflect the March 31, 2005 acquisition of FSG and the March 11, 2005 issuance of $264 million of subordinated notes, as discussed in Notes 7 and 9 to the Consolidated Financial Statements, respectively. Each of Northern Trust’s other subsidiary banks had September 30, 2005 ratios of 10.9% or higher for tier 1 capital, 11.5% or higher for total risk-based capital, and 8.4% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and other real estate owned (OREO). Nonperforming assets at September 30, 2005 totaled $34.1 million compared with $30.1 million at June 30, 2005, $33.1 million at December 31, 2004 and $64.7 million at September 30, 2004. Nonaccrual loans and leases, consisting primarily of commercial loans, totaled $34.1 million, or .18% of total loans and leases at September 30, 2005. At June 30, 2005, December 31, 2004 and September 30, 2004, nonaccrual loans and leases totaled $30.1 million, $32.9 million and $64.2 million, respectively. The $4.0 million increase in nonperforming loans during the quarter is primarily the result of a loan that was classified as nonperforming, offset by the charge-off of a commercial loan and principal repayments received. There were no nonperforming loans included within the $381.8 million of loans purchased in connection with the March 31, 2005 acquisition of FSG.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	September 30, 2005	June 30, 2005	December 31, 2004	September 30, 2004
Nonaccrual Loans
Domestic
Residential Real Estate	$5.2	$2.8	$2.8	$2.4
Commercial	18.5	26.3	29.5	61.4
Commercial Real Estate	.3	.4	.1	.1
Personal	8.9	.6	.5	.3
International	1.2	—	—	—

Total Nonaccrual Loans	34.1	30.1	32.9	64.2
Other Real Estate Owned	—	—	.2	.5

Total Nonperforming Assets	$34.1	$30.1	$33.1	$64.7

90 Day Past Due Loans Still Accruing	$22.1	$19.8	$9.9	$12.2

Provision and Reserve for Credit Losses

The provision for credit losses is the charge against current earnings, determined through a disciplined credit risk management process, needed to maintain a reserve that is sufficient to absorb probable losses that have been identified with specific borrower relationships (specific reserve) and probable losses that are believed to be inherent in Northern Trust’s loan and lease portfolios, unfunded commitments and standby letters of credit but that have not yet been specifically identified (inherent reserve).

Provision and Reserve for Credit Losses (continued)

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three- and nine-month periods ended September 30, 2005 and September 30, 2004 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at September 30, 2005, June 30, 2005, December 31, 2004 and September 30, 2004.

Allocation of the Reserve for Credit Losses

	September 30, 2005		June 30, 2005		December 31, 2004		September 30, 2004
	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
($ in Millions)
Specific Reserve	$18.9	—%	$19.7	—%	$24.0	—%	$32.2	—%

Allocated Inherent Reserve
Residential Real Estate	11.7	43	11.7	41	11.6	45	11.3	45
Commercial	50.9	18	51.5	18	49.9	18	53.1	19
Commercial Real Estate	17.7	8	17.2	7	17.1	7	17.5	8
Personal	6.1	14	8.1	15	5.5	16	5.2	15
Other	—	4	—	5	—	4	—	3
Lease Financing	4.2	6	4.5	6	4.5	7	4.5	7
International	2.5	7	1.9	8	1.6	3	1.7	3

Total Allocated Inherent Reserve	$93.1	100%	$94.9	100%	$90.2	100%	$93.3	100%

Unallocated Inherent Reserve	24.1	—	24.3	—	25.1	—	24.6	—

Total Reserve	$136.1	100%	$138.9	100%	$139.3	100%	$150.1	100%

Reserve Assigned to:
Loans and Leases	$126.4		$129.9		$130.7		$140.4
Unfunded Commitments and Standby Letters of Credit	9.7		9.0		8.6		9.7

Total Reserve	$136.1		$138.9		$139.3		$150.1

Specific Reserve. At September 30, 2005 the specific component of the reserve was $18.9 million compared with $19.7 million at June 30, 2005. The $.8 million decrease in specific reserves from June 30, 2005 is due primarily to the partial repayment and charge-off of a commercial loan that was fully reserved for, partially offset by increased reserves on loans classified to nonperforming.

Allocated Inherent Reserve. The allocated inherent portion of the reserve totaled $93.1 million at September 30, 2005 compared with $94.9 million at June 30, 2005. The $1.8 million decrease was due primarily to growth in the commercial loan portfolio, partially offset in part by principal repayments received on lower-rated loans.

Unallocated Inherent Reserve. The unallocated portion of the inherent reserve is based on management’s review of overall factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects management’s recognition of the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $24.1 million at September 30, 2005.

Provision and Reserve for Credit Losses (continued)

Other Factors. At September 30, 2005 the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators), was $85 million of which $31.8 million was classified as impaired, down from $87 million at June 30, 2005 when $28 million was classified as impaired, and down from $165 million at September 30, 2004 when $62.7 million was classified as impaired. The majority of the decrease from June 30, 2005 reflects the receipt of principal repayments.

Total Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $136.1 million at September 30, 2005. The reserve of $126.4 million assigned to loans and leases, as a percentage of total loans and leases, was .65% at September 30, 2005, unchanged from June 30, 2005.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $9.7 million at September 30, 2005 compared with $9.0 million at June 30, 2005.

Provision. A $2.5 provision for credit losses was recorded in the third quarter of 2005 compared with no provision in the prior year quarter.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases, such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. economy, the economies of other nations or regions in which Northern Trust conducts significant business and the international economy, and other economic factors (such as the pace of inflation/deflation and investor confidence in the securities markets) that affect wealth creation, investment and savings patterns;

•	Changes in the U.S. and other securities markets worldwide with respect to the market values of financial assets, the stability of particular securities markets and the level of volatility in certain markets such as foreign exchange;

•	Changes in foreign currency exchange rates that, as Northern Trust’s business grows globally, and to the extent that they are not fully hedged, may impact Northern Trust’s level of revenue and expense and net income and the value of its investments in non-U.S. operations, in each case as expressed in U.S. dollars;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	U.S. and other national, regional or international economic factors that may impact Northern Trust’s interest rate risk, including the level of or change in interest rates, and credit risk exposure;

•	Factors or conditions that may affect Northern Trust’s ability to achieve its liquidity management objectives, including a decline in the confidence of potential debt and/or equity securities purchasers in the funds markets generally or in Northern Trust in particular or a change in Northern Trust’s credit ratings;

•	The effect of geopolitical risks on securities markets and the U.S., other national or regional economies and the international economy, as well as the effects of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks or epidemics or natural disasters on securities markets, those economies or Northern Trust and its vendors and clients, and the effectiveness of Northern Trust’s business continuity and disaster recovery plans designed to address these risks;

•	The pace and extent of continued globalization of investment activity and growth in worldwide financial assets, including the effects of changes in the level of cross-border investing by clients resulting from changing economic factors, political conditions or currency markets;

•	Regulatory, monetary and banking developments and changes in accounting requirements or interpretations in the U.S. and other countries or regions where Northern Trust has significant business;

•	The interpretation and implementation by U.S. and other regulators of the New Basel Capital Accord developed by the Basel Committee on Banking Supervision and its effect on the minimum regulatory capital requirements of the Corporation, its subsidiaries and its competitors;

•	Success in obtaining regulatory approvals when required;

•	Changes in the nature of Northern Trust’s competition, including changes resulting from industry consolidation and the regulatory environment and changes in particular markets, as well as actions taken by particular competitors;

•	Expansion or contraction of Northern Trust’s products, services, and targeted markets in response to strategic opportunities or changes in demand for particular services, including longstanding offerings and newer offerings such as investment management outsourcing;

•	Changes in the level of investment or reinvestment in Northern Trust’s products, services, and targeted markets and the pricing of those products and services;

FACTORS AFFECTING FUTURE RESULTS (continued)

•	Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets, as well as its success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise, and generating a profit in those markets in a reasonable time;

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances and preferred provider arrangements and using acquired businesses, alliances and preferred provider arrangements to execute its business strategy;

•	Northern Trust’s ability to continue to generate strong investment results for clients and continue to develop its array of investment products, internally or through acquisition, in a manner that meets client needs;

•	Northern Trust’s ability to continue to fund and accomplish technological innovation, improve internal processes and controls, address operating and technology risks (including material systems interruptions, human errors or omissions, fraud, and breaches of internal controls) through effective business continuity planning or otherwise, and attract and retain capable staff in order to address operating and technology challenges and increasing volume and complexity in many of its businesses;

•	The success of Northern Trust’s strategic initiatives and its re-engineering and outsourcing activities;

•	Northern Trust’s success in controlling expenses, including employee benefit expenses and the impact of factors such as future health care and pension costs;

•	The impact of divestiture or discontinuance of portions of Northern Trust’s businesses;

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins;

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or clients of its personal and institutional asset administration businesses; and

•	Risks and uncertainties inherent in the regulatory and litigation process (including risks associated with pending and threatened legal actions and proceedings and the potential effects of adverse publicity arising from the failure or perceived failure to comply with legal and regulatory requirements) that are evaluated within the context of current judicial decisions and legislative and regulatory interpretations, and with respect to which a trier of fact, either a judge or jury, could decide a case contrary to Northern Trust’s evaluation of the relevant facts or law, and a court or regulatory agency could act to change or modify existing law on a particular issue.

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

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(Interest and rate on a fully taxable equivalent basis)

	Third Quarter
	2005			2004
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$12.2	$1,389.3	3.48%	$4.0	$1,016.5	1.57%
Time Deposits with Banks	83.8	10,310.0	3.23	63.1	10,496.6	2.39
Other Interest-Bearing	.2	35.7	2.27	—	32.2	1.15

Total Money Market Assets	96.2	11,735.0	3.25	67.1	11,545.3	2.32

Securities
U.S. Government	.2	28.1	3.15	.2	52.9	1.23
Obligations of States and Political Subdivisions	16.0	930.4	6.86	16.5	933.9	7.05
Government Sponsored Agency	66.3	7,221.6	3.64	19.9	5,367.6	1.47
Other	15.4	1,454.3	4.21	9.3	1,116.6	3.35

Total Securities	97.9	9,634.4	4.04	45.9	7,471.0	2.45

Loans and Leases	231.3	18,829.9	4.87	179.9	17,474.7	4.09

Total Earning Assets	$425.4	40,199.3	4.20%	$292.9	36,491.0	3.19%

Reserve for Credit Losses Assigned to Loans	—	(129.9)	—	—	(142.6)	—
Cash and Due from Banks	—	2,314.6	—	—	1,614.1	—
Other Assets	—	3,662.4	—	—	2,405.6	—

Total Assets	—	$46,046.4	—	—	$40,368.1	—

Average Source of Funds
Deposits
Savings and Money Market	$32.7	$6,960.4	1.86%	$13.7	$7,409.5	.73%
Savings Certificates	11.8	1,520.5	3.08	9.2	1,449.2	2.52
Other Time	2.8	377.0	2.94	1.4	347.4	1.63
Foreign Offices Time	119.4	17,974.6	2.64	49.9	11,979.8	1.66

Total Deposits	166.7	26,832.5	2.46	74.2	21,185.9	1.39
Federal Funds Purchased	8.5	1,067.6	3.15	13.3	3,907.2	1.35
Securities Sold under Agreements to Repurchase	12.8	1,513.8	3.37	5.0	1,497.3	1.33
Commercial Paper	1.3	142.5	3.49	.5	132.3	1.47
Other Borrowings	29.6	3,014.2	3.89	27.0	2,119.3	5.07
Senior Notes	3.2	277.7	4.50	5.1	350.0	5.89
Long-Term Debt	17.0	1,110.4	6.14	13.7	864.0	6.34
Floating Rate Capital Debt	2.8	276.4	4.05	1.5	276.2	2.13

Total Interest-Related Funds	241.9	34,235.1	2.81	140.3	30,332.2	1.84

Interest Rate Spread	—	—	1.39%	—	—	1.35%
Noninterest-Bearing Deposits	—	5,828.8	—	—	5,287.5	—
Other Liabilities	—	2,500.0	—	—	1,579.7	—
Stockholders’ Equity	—	3,482.5	—	—	3,168.7	—

Total Liabilities and Stockholders’ Equity	—	$46,046.4	—	—	$40,368.1	—

Net Interest Income/Margin (FTE Adjusted)	$183.5	—	1.81%	$152.6	—	1.66%

Net Interest Income/Margin (Unadjusted)	$168.4	—	1.66%	$139.0	—	1.52%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Third Quarter 2005/2004
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$35.3	$97.2	$132.5
Interest-Related Funds	30.8	70.8	101.6

Net Interest Income (FTE)	$4.5	$26.4	$30.9

Note:	Changes not due only to average balance changes or rate changes are included in the change due to rate column

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(Interest and rate on a fully taxable equivalent basis)

	Nine Months
	2005			2004
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$25.7	$1,113.8	3.08%	$9.5	$963.7	1.32%
Time Deposits with Banks	257.6	10,940.9	3.15	160.7	9,820.1	2.19
Other Interest-Bearing	.6	35.2	1.98	.2	34.9	.80

Total Money Market Assets	283.9	12,089.9	3.14	170.4	10,818.7	2.10

Securities
U.S. Government	.6	30.6	2.78	.7	76.2	1.24
Obligations of States and Political Subdivisions	48.1	927.5	6.91	48.8	916.4	7.10
Government Sponsored Agency	166.5	7,140.2	3.12	60.4	6,135.0	1.32
Other	42.6	1,446.0	3.94	24.0	889.1	3.62

Total Securities	257.8	9,544.3	3.61	133.9	8,016.7	2.23

Loans and Leases	651.0	18,558.4	4.69	527.0	17,341.4	4.06

Total Earning Assets	$1,192.7	40,192.6	3.97%	$831.3	36,176.8	3.07%

Reserve for Credit Losses Assigned to Loans	—	(130.4)	—	—	(146.6)	—
Cash and Due from Banks	—	2,132.9	—	—	1,634.4	—
Other Assets	—	3,268.8	—	—	2,632.8	—

Total Assets	—	$45,463.9	—	—	$40,297.4	—

Average Source of Funds
Deposits
Savings and Money Market	$82.1	$7,217.4	1.52%	$37.6	$7,305.2	.69%
Savings Certificates	32.6	1,501.7	2.91	27.0	1,475.5	2.44
Other Time	7.3	375.9	2.58	3.5	307.7	1.54
Foreign Offices Time	311.0	16,948.2	2.45	127.2	11,897.6	1.43

Total Deposits	433.0	26,043.2	2.22	195.3	20,986.0	1.24
Federal Funds Purchased	35.1	1,759.2	2.66	30.8	3,780.2	1.09
Securities Sold Under Agreements to Repurchase	36.5	1,731.0	2.82	13.1	1,662.5	1.05
Commercial Paper	3.2	141.4	3.00	1.2	132.6	1.20
Other Borrowings	84.7	2,770.3	4.09	79.7	2,103.6	5.06
Senior Notes	8.6	252.0	4.55	15.4	350.0	5.89
Long-Term Debt	49.0	1,061.7	6.17	41.1	864.3	6.34
Floating Rate Capital Securities	7.6	276.3	3.64	3.9	276.2	1.86

Total Interest-Related Funds	657.7	34,035.1	2.58	380.5	30,155.4	1.69

Interest Rate Spread	—	—	1.39%	—	—	1.38%
Noninterest-Bearing Deposits	—	5,779.9	—	—	5,300.6	—
Other Liabilities	—	2,261.3	—	—	1,726.7	—
Stockholders’ Equity	—	3,387.6	—	—	3,114.7	—

Total Liabilities and Stockholders’ Equity	—	$45,463.9	—	—	$40,297.4	—

Net Interest Income/Margin (FTE Adjusted)	$535.0	—	1.78%	$450.8	—	1.66%

Net Interest Income/Margin (Unadjusted)	$490.9	—	1.63%	$410.5	—	1.52%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Nine Months 2005/2004
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$107.2	$254.2	$361.4
Interest-Related Funds	81.2	196.0	277.2

Net Interest Income (FTE)	$26.0	$58.2	$84.2

Note:	Changes not due only to average balance changes or rate changes are included in the change due to rate column

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 36 of this document.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of its common stock for the three months ended September 30, 2005 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1-31, 2005	103,323	$50.81	103,323
August 1- 31, 2005	616,735	50.19	616,735
September 1-30, 2005	140,900	49.92	140,900

Total (Third Quarter)	860,958	$50.22	860,958	4,167,610

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current share buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6. Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Amendment Number One dated August 19, 2005 to The Northern Trust Company Thrift-Incentive Plan (as amended and restated effective January 1, 2005).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: November 2, 2005	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief
Financial Officer

Date: November 2, 2005	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Number	Description
(10)	Material Contracts

(i) Amendment Number One dated August 19, 2005 to The Northern Trust Company Thrift-Incentive Plan (as amended and restated effective January 1, 2005).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.