Form 10-K
period 2005-12-31
NORTHERN TRUST CORP
filed 2006-03-13
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Fifty South La Salle Street Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

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

Series A and Series B of the Registrant

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 30, 2005 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2005 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $9,114,632,358. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 27, 2006, 217,936,559 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Financial Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005—Part I and Part II

2006 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2006—Part III

[THIS PAGE INTENTIONALLY LEFT BLANK]

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that was originally organized as a bank holding company in Delaware in 1971 to hold all of the outstanding capital stock, except directors’ qualifying shares, of The Northern Trust Company (Bank). The Corporation conducts business in the United States and around the world through the Bank, four national bank subsidiaries, a federal savings bank subsidiary, three trust companies and various other U.S. and non-U.S. subsidiaries. At December 31, 2005, Northern Trust had consolidated total assets of $53.4 billion and stockholders’ equity of $3.6 billion. As of September 30, 2005, Northern Trust was the third largest bank holding company in Illinois and the 29th largest in the United States based on consolidated total assets on that date.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. It was founded by Byron L. Smith in 1889 to provide banking and trust services to the public. Throughout its 116 years, the Bank’s growth has come primarily from internal sources rather than through merger or acquisition. In recent years, the Bank, like the Corporation generally, has experienced significant growth outside the United States, some of it through a 2005 acquisition. In addition to its U.S. operations, the Bank has a branch and substantial operations in London, a branch in Singapore and various subsidiaries including an investment management company, a leasing company, a Canadian trust company, a New York Edge Act company, a United Kingdom (U.K.) incorporated bank subsidiary and a Dublin-based fund administration company. In 2005 the Bank acquired a group of subsidiaries that provide institutional fund administration, custody, banking, trust, and related services. At December 31, 2005, the Bank had consolidated assets of $44.9 billion and common equity capital of $2.7 billion. At September 30, 2005, the Bank was the second largest bank in Illinois and the 33rd largest in the United States, based on consolidated total assets of approximately $40 billion on that date.

The Corporation expects that, although the operations of other banking and non-banking subsidiaries will continue to be of increasing significance, the Bank will in the foreseeable future continue to be the major source of the Corporation’s consolidated assets, revenues and net income. Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis. A complete list of the Corporation’s direct and indirect subsidiaries is filed as Exhibit 21 to this Annual Report on Form 10-K and incorporated into this Item by reference.

BUSINESS UNITS

Northern Trust, under Chairman of the Board and Chief Executive Officer William A. Osborn, organizes its services globally around its two client-focused principal business units: Corporate and Institutional Services (C&IS) and Personal Financial Services (PFS). Two other business units provide services to the two principal business units: Northern Trust Global Investments (NTGI), which provides investment management, and Worldwide Operations and Technology (WWOT), which provides operating and systems support. For financial management reporting purposes, the operations of NTGI and WWOT are allocated to the two principal business units. Financial information regarding the Corporation’s business units is included in the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate and Institutional Services

Headed by Frederick H. Waddell, President—Corporate and Institutional Services, C&IS is a leading worldwide provider of asset administration, asset management and related services to corporate and public entity retirement funds, foundation and endowment clients, fund managers, insurance companies and government funds. C&IS also offers a full range of commercial banking services through the Bank, placing special emphasis on developing and supporting institutional relationships in two target markets: large U.S. corporations and financial institutions (both U.S. and non-U.S.). Asset administration, asset management and related services encompass a full range of state-of-the-art capabilities including: worldwide master trust, asset servicing, fund administration, settlement and reporting; cash management; and investment risk and performance analytical services. Such services with respect to securities traded in non-U.S. markets are provided primarily through the Bank’s London Branch. Non-U.S. client relationships are managed principally through the Bank’s London and Singapore Branches and the Bank’s and the Corporation’s non-U.S. subsidiaries. C&IS added to its global sales and relationship management facilities a representative office in Beijing, China in 2005. Trust and asset servicing relationships managed by C&IS often include investment management, securities lending, transition management and commission recapture services provided through NTGI. C&IS also provides related foreign exchange services in Chicago, London, Singapore and Guernsey. At December 31, 2005, total C&IS assets under custody were $2.7 trillion and $501 billion were managed.

On March 31, 2005, Northern Trust completed its acquisition of the Financial Services Group Limited (FSG) from Baring Asset Management Holdings Limited. The purchase of FSG brought to C&IS expanded capabilities in institutional fund administration, custody, trust and related services as well as new capabilities in hedge fund and private equity administration. The acquisition of FSG also gave C&IS significant technical expertise and talent in administering these asset classes.

Personal Financial Services

Headed by Sherry S. Barrat and William L. Morrison, Presidents—Personal Financial Services, PFS provides personal trust, custody and investment management services; individual retirement accounts; guardianship and estate administration; qualified retirement plans; banking (including private banking); personal lending; and residential real estate mortgage lending. PFS focuses on high net worth individuals, business owners, executives, retirees and established privately-held businesses in its target markets. PFS also includes the Wealth Management Group, which provides customized products and services to meet the complex financial needs of families and individuals in the United States and throughout the world with assets typically exceeding $75 million.

PFS is one of the largest providers of personal trust services in the United States, with $226 billion in assets under custody and $117 billion in assets under management at December 31, 2005. PFS services are delivered through the Bank and four national bank subsidiaries, a federal savings bank subsidiary, and a limited purpose trust company in Delaware that opened in 2005. The PFS network includes over 80 offices in 18 U.S. states as well as offices in the U.K. The Corporation expects to complete in 2006 a charter consolidation process that will result in its four national bank subsidiaries becoming a single national bank.

In 2005, PFS opened permanent offices in Boston, Massachusetts and Minneapolis, Minnesota. The FSG acquisition also brought to PFS additional capabilities to service high net worth individuals and families centered in the U.K. and Europe.

Northern Trust Global Investments

Headed by Terence J. Toth, President—Northern Trust Global Investments, NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and other products to U.S. and non-U.S. clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and traditional multi-manager products and services. NTGI’s activities also encompass brokerage, securities lending, transition management and related services. NTGI’s business operates internationally through subsidiaries, joint ventures, alliances and distribution arrangements.

Worldwide Operations and Technology

Headed by Timothy J. Theriault, President—Worldwide Operations and Technology, WWOT supports all of Northern Trust’s business activities, including the processing and product management activities of C&IS, PFS and NTGI. These activities are conducted principally in the operations and technology centers in Chicago and London. In 2005, Northern Trust began development of a leased facility in Bangalore, India that will supplement its Chicago and London operations.

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

Corporate Risk Management Group

Headed by Jana R. Schreuder, Executive Vice President, the Corporate Risk Management Group includes the Credit Policy and Corporate Risk Management functions. The Credit Policy function is described in the section of the Financial Annual Report to Shareholders for the year ended December 31, 2005 referenced on pages 20-21. The Corporate Risk Management Group monitors, measures and facilitates the management of risks across the businesses of the Corporation and its subsidiaries. Corporate Risk Management also includes the Economic Research function.

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

The Board of Governors of the Federal Reserve System is an important regulator of U.S. economic conditions and has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by its open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of Northern Trust’s resources.

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

Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and investment banking firms offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, trust companies, investment banking firms, insurance companies, investment counseling firms, and others offer active competition. A wide variety of U.S. and non-U.S. companies compete for settlement and other services.

REGULATION AND SUPERVISION

Financial Holding Company Regulation

Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act (BHCA) as amended by the Gramm-Leach-Bliley Act (GLBA). Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, not for the protection of stockholders or creditors.

Under the BHCA, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking. As a financial holding company, the Corporation is permitted to engage in other activities that the Federal Reserve Board, working with the Secretary of the Treasury, determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or to acquire shares of companies engaged in such activities. Activities defined to be financial in nature include providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitations. They also include activities previously determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Corporation may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank, without the prior approval of the Federal Reserve Board.

In order to maintain the Corporation’s status as a financial holding company, each of the Corporation’s insured depository institution subsidiaries must remain “well capitalized” and “well managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Failure to meet one or more of these requirements would mean, depending on the requirements not met, that the Corporation could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is also registered as a transfer agent with the Federal Reserve and is therefore subject to the rules and regulations of the Federal Reserve in this area. In addition, the Corporation, the Bank and the Corporation’s New York trust company subsidiary are subject to regulation by the Banking Department of the State of New York.

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and the FDIC and are subject to regulation by the Office of the Comptroller of the Currency (OCC). Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve. Its broker-dealer subsidiary is registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers, Inc., subject to the rules and regulations of both of these bodies. Several subsidiaries of the Corporation are registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. Other subsidiaries are regulated by the Connecticut Department of Banking and the Office of the State Bank Commissioner in Delaware. Two families of mutual funds for which the Bank acts as investment adviser and one registered closed-end hedge fund of funds for which another subsidiary serves as investment adviser are subject to regulation by the SEC under the Investment Company Act of 1940.

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

A significant component of the functional regulation provided in the GLBA relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLBA amended the definitions of “broker” and “dealer” under the Exchange Act to remove the blanket exemption for banks. The SEC has several times extended the blanket exemption for broker activities by order and requested comments on proposed implementing regulations. A prior extension of the blanket exemption for dealer activities has expired. Without these blanket exemptions, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The GLBA also amended the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds. The Corporation believes that it has taken the necessary actions to comply with these requirements of GLBA and the regulations adopted under them to date. Additional SEC rulemaking relating to the GLBA’s broker exemption discussed above could require further action.

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the United States are subject to regulation by a number of non-U.S. regulatory agencies. Subsidiaries conducting investment management, banking and asset-servicing businesses in the United Kingdom, for example, are authorized to do so pursuant to the UK Financial Services and Markets Act of 2000 or are otherwise subject to regulation under it by the Financial Services Authority (FSA). The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, the suspension of registered employees and censures and fines for both regulated businesses and their regulated employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the United States are subject to the laws and regulatory authorities of the jurisdictions in which they operate.

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

	Risk-Based and Leverage Ratios as of December 31, 2005
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	9.7%	12.3%	7.1%
The Northern Trust Company	8.0	11.0	5.7
Northern Trust Bank of Florida N.A.	10.6	11.1	8.4
Northern Trust Bank, N.A.	11.1	11.7	8.9
Northern Trust Bank of Texas N.A.	11.4	12.3	8.3
Northern Trust Bank of California N.A.	11.8	12.5	9.3
Northern Trust Bank, FSB	10.6	11.1	8.9

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

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

In June 2004, the central bank governors and heads of bank supervision of the G10 countries endorsed a new framework for risk-based capital adequacy, sometimes referred to as Basel II, which had been developed by the Basel Committee on Banking Supervision. The Basel II framework forms the basis upon which the U.S. regulatory authorities are developing proposed revisions to existing capital adequacy regulations and standards. In August 2003, the U.S. bank regulatory agencies published for notice and comment an advance notice of proposed rulemaking discussing possible revisions to risk-based capital adequacy regulations relating to an earlier version of Basel II. The latest agreed-upon version of the framework was released by the Basel Committee in November 2005. The agencies anticipate that the Basel II framework will become fully effective in the United States in January 2009, with transitional arrangements in place for at least the following three years.

The agencies expect that only a small number of large, internationally active U.S. banking organizations will be required to use the Basel II framework, and that these institutions (“mandatory banking organizations”) will be permitted to use only the most advanced approaches under Basel II for determining their risk-based capital requirements. Other U.S. banking organizations that qualify may elect to use the most advanced approaches under Basel II. All other U.S. banking organizations will remain subject to the existing risk-based capital regulations. In October, 2005 the U.S. agencies issued an advance notice of proposed rule-making with respect to possible changes in the existing risk-based capital regulations, for banking organizations that do not use Basel II approaches. The agencies have not proposed to change the leverage ratio requirement, which is not risk-based, for banking organizations not using the Basel II approaches, and have indicated that it will continue to apply to organizations that are subject to Basel II.

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation is monitoring the status and progress of the revisions to the risk-based capital adequacy guidelines for U.S. banking organizations and evaluating the potential impact on its financial condition and results of operations.

Although the U.S. rules related to Basel II have not been finalized, under the current guidance Northern Trust would be a mandatory banking organization. In addition, the Corporation is addressing issues related to timing differences between the U.S. implementation timeline and timelines in other jurisdictions, to ensure that the Corporation complies with regulatory requirements and expectations in all countries in which it operates.

Based on the proposed rules, preliminary analysis of the impact of the Basel II risk-based capital framework suggests that the use of the advanced approaches of the Basel II framework would have a positive impact on the Corporation’s Tier I and Total risk-based capital ratios. These results are based on preliminary data and could change under the final rules. In addition, the implementation process has not reached the stage where it would be appropriate for the Corporation to seek confirmation from U.S. regulatory agencies that Northern Trust’s current approach for measurement of regulatory risk-based capital would comply with either the current proposal or future regulatory rules related to the Basel II risk-based capital framework.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2005, the Corporation and all of its banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers of the Federal Banking Agencies

The federal banking agencies have broad enforcement powers, including the power to issue cease and desist orders, impose substantial fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Corporation and its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed under “Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution:

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

Anti-Terrorism Legislation

The USA PATRIOT Act of 2001 includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, which contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. These are in addition to requirements contained in the Bank Secrecy Act. The Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and terrorist financing and grants the Secretary of the Treasury and bank regulatory agencies broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations as well as sanctions for failure to meet regulatory requirements. The Corporation has established policies and procedures to comply with the Act and the related regulations.

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information and its insurance assessment rate is then determined by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2006 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2006 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2006 debt service assessment is .0132%.

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

Community Reinvestment Act

The Corporation’s banking subsidiaries are subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Each of the Corporation’s banking subsidiaries, including the Bank, received at least a satisfactory CRA rating from its regulator in its most recent CRA examination.

Privacy and Security

The GLBA also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to the GLBA. Regulations adopted under the GLBA set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLBA requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

Consumer Laws and Regulations

In addition to the laws and regulations discussed above, the Corporation’s banking subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

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

STAFF

Northern Trust employed 9,008 full-time equivalent officers and staff members as of December 31, 2005.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, are incorporated herein by reference.

Schedule	2005 Financial Annual Report Page(s)
Ratios	2
Non-U.S. Outstandings	23-24
Nonperforming Assets and 90 Day Past Due Loans	24-25
Average Statement of Condition with Analysis of Net Interest Income	74-75

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2005
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$21.8	8.34%	$125.7	7.36%	$390.1	6.73%	$347.5	6.98%	102 mos.
Government Sponsored Agency	1.3	5.34	3.5	5.39	2.4	5.33	2.7	5.19	91 mos.
Other —Fixed	51.6	5.50	94.8	8.40	70.1	8.28	23.4	5.24	62 mos.
—Floating	.2	4.06	.4	3.45	—	—	—	—	23 mos.

Total Securities Held to Maturity	$74.9	6.32%	$224.4	7.76%	$462.6	6.96%	$373.6	6.86%	94 mos.

Securities Available for Sale
U.S. Government	$17.9	3.78%	$—	—%	$—	—%	$—	—%	5 mos.
Obligations of States and Political Subdivisions	—	—	.2	7.13	32.2	6.64	—	—	67 mos.
Government Sponsored Agency	5,743.5	4.27	3,057.5	4.39	—	3.55	—	—	11 mos.
Asset-Backed—Fixed	108.0	3.74	—	—	—	—	—	—	1 mos.
Asset-Backed—Floating	126.1	4.39	715.7	4.40	1.1	4.32	—	—	24 mos.
Other —Fixed	18.9	2.44	—	—	—	—	21.5	6.00	49 mos.
—Floating	.1	4.21	6.1	5.34	—	—	121.9	5.16	116 mos.

Total Securities Available for Sale	$6,014.5	4.25%	$3,779.5	4.40%	$33.3	6.57%	$143.4	5.29%	15 mos.

	December 31, 2004
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$29.1	8.57%	$75.9	7.75%	$355.8	6.82%	$436.0	6.98%	112 mos.
Government Sponsored Agency	1.7	5.35	5.2	5.35	2.6	5.31	2.2	5.14	72 mos.
Other —Fixed	33.7	5.61	92.1	7.55	66.4	7.95	18.5	5.18	64 mos.
—Floating	.3	2.27	.6	2.27	.1	2.25	—	—	28 mos.

Total Securities Held to Maturity	$64.8	6.92%	$173.8	7.55%	$424.9	6.99%	$456.7	6.90%	102 mos.

Securities Available for Sale
U.S. Government	$23.6	2.28%	$—	—%	$—	—%	$—	—%	4 mos.
Obligations of States and Political Subdivisions	—	—	—	—	25.2	6.58	7.6	6.82	103 mos.
Government Sponsored Agency	6,335.7	2.22	374.7	2.37	.1	3.78	—	—	3 mos.
Asset-Backed—Fixed	33.5	2.17	49.8	2.62	—	—	—	—	9 mos.
Asset-Backed—Floating	247.3	2.27	552.3	2.39	17.5	2.06	—	—	25 mos.
Other —Fixed	27.6	1.22	—	—	—	—	21.4	5.97	53 mos.
—Floating	.2	4.43	6.2	3.27	—	—	196.2	4.36	118 mos.

Total Securities Available for Sale	$6,667.9	2.21%	$983.0	2.40%	$42.8	4.73%	$225.2	4.59%	9 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2005	2004	2003	2002	2001
Securities Held to Maturity
Obligations of States and Political Subdivisions	$885.1	$896.8	$851.2	$756.8	$528.9
Government Sponsored Agency	9.9	11.7	10.2	8.4	4.9
Other	240.5	211.7	180.1	139.8	129.8

Total Securities Held to Maturity	$1,135.5	$1,120.2	$1,041.5	$905.0	$663.6

Securities Available for Sale
U.S. Government	$17.9	$23.6	$103.3	$104.0	$158.9
Obligations of States and Political Subdivisions	32.4	32.8	33.0	33.1	30.0
Government Sponsored Agency	8,801.0	6,710.5	7,756.2	5,024.4	5,188.9
Asset-Backed	950.9	900.4	238.9	227.4	.1
Other	168.5	251.6	291.0	292.3	270.7

Total Securities Available for Sale	$9,970.7	$7,918.9	$8,422.4	$5,681.2	$5,648.6

Average Total Securities	$9,898.4	$8,153.6	$8,438.9	$7,202.2	$8,533.7

Total Securities at Year-End	$11,109.0	$9,041.7	$9,471.3	$6,593.9	$6,331.1

Loans and Leases by Type

	December 31
(In Millions)	2005	2004	2003	2002	2001
U.S.
Residential Real Estate	$8,340.5	$8,095.3	$7,975.3	$7,808.1	$7,427.9
Commercial	3,539.7	3,190.0	3,405.3	3,968.3	4,741.6
Broker	5.6	27.9	7.0	8.8	11.8
Commercial Real Estate	1,524.3	1,307.5	1,297.1	1,168.5	1,025.6
Personal	2,961.3	2,927.2	2,699.9	2,480.8	2,208.8
Other	797.8	609.7	743.9	959.3	768.6
Lease Financing	1,194.1	1,221.8	1,228.0	1,276.0	1,202.6

Total U.S.	18,363.3	17,379.4	17,356.5	17,669.8	17,386.9
Non-U.S.	1,605.2	563.3	457.3	393.9	593.0

Total Loans and Leases	$19,968.5	$17,942.7	$17,813.8	$18,063.7	$17,979.9

Remaining Maturity of Selected Loans and Leases

	December 31, 2005
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Personal Loans)
Commercial	$3,539.7	$1,957.0	$1,133.6	$449.1
Commercial Real Estate	1,524.3	348.7	888.1	287.5
Broker and Other	803.4	737.9	11.2	54.3
Lease Financing	1,194.1	40.9	85.8	1,067.4

Total U.S.	7,061.5	3,084.5	2,118.7	1,858.3
Non-U.S.	1,605.2	1,547.7	36.4	21.1

Total Selected Loans and Leases	$8,666.7	$4,632.2	$2,155.1	$1,879.4

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$6,651.9	$3,622.0	$1,513.2	$1,516.7
Variable Rate	2,014.8	1,010.2	641.9	362.7

Total	$8,666.7	$4,632.2	$2,155.1	$1,879.4

Average Deposits by Type

(In Millions)	2005	2004	2003	2002	2001
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$902.3	$869.4	$844.0	$1,746.7	$2,045.9
Correspondent Banks	42.0	70.8	70.6	62.8	49.4
Other Noninterest-Bearing	3,764.6	3,550.7	3,339.0	2,534.3	1,993.7

Total	4,708.9	4,490.9	4,253.6	4,343.8	4,089.0

Interest-Bearing
Savings and Money Market	7,238.9	7,313.9	6,791.2	6,196.6	5,753.6
Savings Certificates less than $100,000	500.0	549.8	655.4	765.4	867.7
Savings Certificates $100,000 and more	1,010.7	928.8	999.9	1,148.2	1,336.0
Other	379.5	322.0	314.7	367.6	1,110.0

Total	9,129.1	9,114.5	8,761.2	8,477.8	9,067.3

Total U.S. Offices	13,838.0	13,605.4	13,014.8	12,821.6	13,156.3

Non-U.S. Offices
Demand	1,138.4	920.3	808.6	840.1	804.4
Time	17,125.4	12,501.8	10,458.3	9,687.7	8,649.2

Total Non-U.S. Offices	18,263.8	13,422.1	11,266.9	10,527.8	9,453.6

Total Deposits	$32,101.8	$27,027.5	$24,281.7	$23,349.4	$22,609.9

Average Rates Paid on Interest-Related Deposits by Type

	2005	2004	2003	2002	2001
Interest-Related Deposits—U.S. Offices
Savings and Money Market	1.70%	.75%	.75%	1.13%	2.84%
Savings Certificates less than $100,000	2.91	2.45	2.65	3.49	5.18
Savings Certificates $100,000 and more	3.09	2.51	2.60	3.38	5.18
Other Time	2.78	1.63	1.74	2.55	4.96

Total U.S. Offices Interest-Related Deposits	1.96	1.06	1.14	1.71	3.67

Total Non-U.S. Offices Interest-Related Deposits	2.58	1.60	1.27	1.77	3.62

Total Interest-Related Deposits	2.37%	1.37%	1.21%	1.74%	3.65%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2005			December 31, 2004
	U.S. Offices			U.S. Offices
(In Millions)	Certificates of Deposit	Other Time	Non-U.S. Offices	Certificates of Deposit	Other Time	Non-U.S. Offices
3 Months or Less	$1,487.9	$.9	$20,773.7	$1,397.7	$2.2	$14,808.9
Over 3 through 6 Months	273.0	.5	53.4	223.2	.7	32.6
Over 6 through 12 Months	227.9	—	17.9	184.7	2.5	11.7
Over 12 Months	242.5	.1	12.0	248.0	1.7	12.1

Total	$2,231.3	$1.5	$20,857.0	$2,053.6	$7.1	$14,865.3

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2005	2004	2003
Balance on December 31	$1,096.9	$1,018.3	$2,629.4
Highest Month-End Balance	3,257.1	4,909.4	7,388.5
Year—Average Balance	1,686.9	3,815.9	4,510.9
—Average Rate	2.91%	1.30%	1.06%

Average Rate at Year-End	4.01%	1.86%	.80%

Securities Sold under Agreements to Repurchase

($ in Millions)	2005	2004	2003
Balance on December 31	$1,610.8	$2,847.9	$1,827.8
Highest Month-End Balance	2,023.5	2,847.9	2,149.4
Year—Average Balance	1,695.3	1,722.0	1,711.1
—Average Rate	3.08%	1.29%	1.05%

Average Rate at Year-End	3.59%	1.83%	.65%

Other Borrowings

(Includes Treasury Investment Program Balances and Term Federal Funds Purchased)

($ in Millions)	2005	2004	2003
Balance on December 31	$2,647.9	$1,416.0	$2,001.1
Highest Month-End Balance	2,647.9	1,934.9	2,001.1
Year—Average Balance	995.6	398.9	462.6
—Average Rate	1.27%	.68%	.78%

Average Rate at Year-End	2.41%	2.05%	1.63%

Total Purchased Funds

($ in Millions)	2005	2004	2003
Balance on December 31	$5,355.6	$5,282.2	$6,458.3
Year—Average Balance	4,377.8	5,936.8	6,684.6
—Average Rate	2.60%	1.25%	1.04%

Commercial Paper
($ in Millions)	2005	2004	2003
Balance on December 31	$144.6	$145.4	$142.3
Highest Month-End Balance	145.6	155.5	146.9
Year—Average Balance	142.5	135.4	142.0
—Average Rate	3.27%	1.41%	1.18%

Average Rate at Year-End	4.32%	2.28%	1.08%

Changes in Net Interest Income

	2005/2004			2004/2003
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$4.8	$17.4	$22.2	$3.6	$1.6	$5.2
Time Deposits with Banks	7.9	87.3	95.2	56.4	27.5	83.9
Other Interest-Bearing	.1	.6	.7	(.7)	(.1)	(.8)
Securities
U.S. Government	(1.0)	1.0	—	(.5)	(.4)	(.9)
Obligations of States and Political Subdivisions	.5	(1.9)	(1.4)	4.3	(1.8)	2.5
Government Sponsored Agency	46.4	117.1	163.5	(9.5)	10.8	1.3
Other	17.3	6.2	23.5	11.8	(3.9)	7.9
Loans and Leases	62.0	113.2	175.2	(2.3)	(32.3)	(34.6)

Total	$138.0	$340.9	$478.9	$63.1	$1.4	$64.5

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$(1.3)	$69.4	$68.1	$3.9	$(.1)	$3.8
Savings Certificates	1.0	7.9	8.9	(4.4)	(2.2)	(6.6)
Other Time	1.6	3.7	5.3	.1	(.4)	(.3)
Non-U.S. Offices Time	119.4	122.7	242.1	32.7	35.3	68.0
Federal Funds Purchased	(61.9)	61.5	(.4)	(9.0)	10.6	1.6
Securities Sold under Agreements to Repurchase	(.8)	30.7	29.9	.1	4.1	4.2
Commercial Paper	.2	2.6	2.8	—	.3	.3
Other Borrowings	7.6	2.3	9.9	(.4)	(.5)	(.9)
Senior Notes	(3.2)	(4.3)	(7.5)	(4.5)	(4.3)	(8.8)
Long-Term Debt	16.5	(8.7)	7.8	(6.8)	(5.6)	(12.4)
Floating Rate Capital Debt	—	5.2	5.2	.2	.5	.7

Total	$79.1	$293.0	$372.1	$11.9	$37.7	$49.6

Increase (Decrease) in Net Interest Income	$58.9	$47.9	$106.8	$51.2	$(36.3)	$14.9

Note: Changes not due only to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2005	2004	2003	2002	2001
Balance at Beginning of Year	$139.3	$157.2	$168.5	$161.6	$162.9
Charge-Offs
Residential Real Estate	—	.4	.6	.1	.2
Commercial	6.9	5.2	20.3	28.7	66.7
Commercial Real Estate	—	—	—	.1	.9
Personal	.6	.7	1.0	1.2	.4
Other	.1	1.0	.3	1.5	.8
Lease Financing	—	—	.1	5.0	—
Non-U.S.	—	—	—	—	—

Total Charge-Offs	7.6	7.3	22.3	36.6	69.0

Recoveries
Residential Real Estate	.1	.2	.2	.1	—
Commercial	.5	3.7	7.7	5.3	.5
Commercial Real Estate	—	.1	—	.4	.5
Personal	.4	.4	.4	.1	.2
Other	.1	—	.1	—	—
Lease Financing	—	—	—	—	—
Non-U.S.	.7	—	.1	.1	—

Total Recoveries	1.8	4.4	8.5	6.0	1.2

Net Charge-Offs	5.8	2.9	13.8	30.6	67.8
Provision for Credit Losses	2.5	(15.0)	2.5	37.5	66.5

Net Change in Reserve	(3.3)	(17.9)	(11.3)	6.9	(1.3)

Balance at End of Year	$136.0	$139.3	$157.2	$168.5	$161.6

Reserve Assigned To:
Loans and Leases	$125.4	$130.7	$149.2	$161.1	$154.3
Unfunded Commitments and Standby Letters of Credit	10.6	8.6	8.0	7.4	7.3

Total Reserve for Credit Losses	$136.0	$139.3	$157.2	$168.5	$161.6

Loans and Leases at Year-End	$19,968.5	$17,942.7	$17,813.8	$18,063.7	$17,979.9

Average Total Loans and Leases	$18,754.0	$17,450.9	$17,506.9	$17,614.2	$17,850.5

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.03%	.02%	.08%	.17%	.38%
Provision for Credit Losses	.01	(.08)	.01	.21	.37
Reserve at Year-End Assigned to Loans and Leases	.63	.73	.84	.89	.86
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.03%	.02%	.08%	.17%	.38%
Reserve at Year-End Assigned to Loans and Leases	.67	.75	.85	.91	.86

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 31 titled “Business Units and Related Information” on page 69 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2005	2004	2003	2002	2001
Total Assets	$14,046.1	$12,367.4	$9,610.3	$9,349.1	$6,299.9

Time Deposits with Banks	10,662.4	10,414.6	8,028.6	8,081.3	4,831.2
Other Money Market Assets	—	—	—	—	—
Loans	1,046.8	621.7	493.4	502.9	824.2
Customers’ Acceptance Liability	1.0	1.0	.8	1.7	2.5
Non-U.S. Investments	64.3	55.2	47.0	30.1	22.6

Total Liabilities	$20,489.6	$14,867.0	$12,539.1	$11,559.2	$10,178.6

Deposits	18,816.5	14,051.6	11,870.7	11,067.5	9,909.7
Liability on Acceptances	1.0	1.0	.8	1.7	2.5

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets
	2005	2004	2003	2002	2001
Assets	31%	30%	25%	25%	18%

Liabilities	45	36	32	31	29

Reserve for Credit Losses Relating to Non-U.S. Operations

(In Millions)	2005	2004	2003	2002	2001
Balance at Beginning of Year	$2.0	$1.8	$1.6	$5.8	$3.4
Charge-Offs	—	—	—	—	—
Recoveries	.7	—	.1	.1	—
Provision for Credit Losses	2.2	.2	.1	(4.3)	2.4

Balance at End of Year	$4.9	$2.0	$1.8	$1.6	$5.8

The SEC requires the disclosure of the reserve for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining non-U.S. operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for non-U.S. loan charge-offs, since the entire reserve for credit losses assigned to loans and leases is available to absorb losses on both U.S. and non-U.S. loans. In addition, these amounts are not intended to be indicative of future charge-off trends.

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2005	2004	2003	2002	2001
Commercial	$719.6	$174.4	$182.9	$90.6	$237.7
Non-U.S. Governments and Official Institutions	94.8	84.9	133.1	112.4	108.7
Banks	57.7	24.5	19.5	19.9	30.5
Other	733.1	279.5	121.8	171.0	216.1

Total	$1,605.2	$563.3	$457.3	$393.9	$593.0

			December 31
Deposits (In Millions)			2005	2004	2003
Commercial			$18,672.3	$14,632.7	$11,353.1
Non-U.S. Governments and Official Institutions			3,588.3	1,075.5	838.7
Banks			720.3	235.7	278.0
Other Time			373.9	372.4	417.9
Other Demand			100.2	34.1	26.1

Total			$23,455.0	$16,350.4	$12,913.8

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005:

Notes to Consolidated Financial Statements		2005 Financial Annual Report Page(s)
1.	Accounting Policies
	F. Derivative Financial Instruments	39
	G. Loans and Leases	39-40
	H. Reserve for Credit Losses	40
	K. Other Real Estate Owned	41
7.	Loans and Leases	46-47
8.	Reserve for Credit Losses	47
25.	Contingent Liabilities	62-63
26.	Derivative Financial Instruments	63-64
27.	Off-Balance Sheet Financial Instruments	65-66
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management		20-27

In addition, the following schedules on pages 18 through 19 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 27 through 29 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, and incorporated herein by reference on page 27 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2005	2004
Assets
Cash and Due from Banks	$2,846.4	$2,000.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	5,099.3	1,409.6
Time Deposits with Banks	11,118.5	11,791.3
Other Interest-Bearing	455.2	473.8
Securities
Available for Sale	9,815.7	7,529.9
Held to Maturity (Fair Value—$1,111.4 in 2005 and $1,094.7 in 2004)	1,086.0	1,063.9

Total Securities	10,901.7	8,593.8

Loans and Leases
Commercial and Other	8,137.6	6,769.5
Residential Mortgages	3,357.1	3,314.3

Total Loans and Leases (Net of unearned income—$451.7 in 2005 and $487.3 in 2004)	11,494.7	10,083.8

Reserve for Credit Losses Assigned to Loans and Leases	(79.5)	(87.1)
Buildings and Equipment	366.0	349.5
Customers’ Acceptance Liability	.1	.5
Trust Security Settlement Receivables	317.0	148.9
Other Assets	2,345.5	2,279.6

Total Assets	$44,864.9	$37,043.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$3,848.5	$4,249.8
Savings and Money Market	3,692.3	3,406.6
Savings Certificates	820.5	790.9
Other Time	171.0	166.0
Non-U.S. Offices —Demand	2,045.9	905.3
—Time	20,910.6	14,960.6

Total Deposits	31,488.8	24,479.2

Federal Funds Purchased	1,658.7	1,635.6
Securities Sold under Agreements to Repurchase	1,651.0	2,796.2
Other Borrowings	2,648.2	1,515.1
Senior Notes	272.5	200.0
Long-Term Debt	2,209.1	1,823.2
Liability on Acceptances	.1	.5
Other Liabilities	2,280.1	2,238.9

Total Liabilities	42,208.5	34,688.7

Stockholder’s Equity
Capital Stock—Par Value $1	3.6	3.6
Surplus	455.5	455.5
Undivided Profits	2,201.6	1,897.0
Accumulated Other Comprehensive Income	(4.3)	(.9)

Total Stockholder’s Equity	2,656.4	2,355.2

Total Liabilities and Stockholder’s Equity	$44,864.9	$37,043.9

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2005	2004	2003
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,174.1	$977.0	$876.2
Foreign Exchange Trading Profits	180.2	158.0	109.6
Treasury Management Fees	68.4	84.9	92.3
Security Commissions and Trading Income	5.3	.7	2.2
Other Operating Income	71.8	63.9	75.0
Investment Security Gains, net	.2	.1	—

Total Noninterest Income	1,500.0	1,284.6	1,155.3

Interest Income
Loans and Leases	455.0	354.9	389.5
Securities
—Available for Sale	278.6	100.9	92.7
—Held to Maturity	42.3	41.8	40.1

Total Securities	320.9	142.7	132.8

Time Deposits with Banks	341.3	246.1	162.2
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	61.2	35.7	31.8

Total Interest Income	1,178.4	779.4	716.3

Interest Expense
Deposits	523.1	242.9	174.5
Federal Funds Purchased	56.7	53.5	49.7
Securities Sold under Agreements to Repurchase	49.3	20.6	17.5
Other Borrowings	13.4	4.9	6.0
Senior Notes	11.7	19.2	27.9
Long-Term Debt	123.7	105.8	111.9

Total Interest Expense	777.9	446.9	387.5

Net Interest Income	400.5	332.5	328.8
Provision for Credit Losses	(1.0)	(18.1)	(3.1)

Net Interest Income after Provision for Credit Losses	401.5	350.6	331.9

Income before Noninterest Expenses	1,901.5	1,635.2	1,487.2

Noninterest Expenses
Compensation	582.5	480.5	476.6
Employee Benefits	144.3	120.5	98.0
Occupancy Expense	91.3	80.8	95.6
Equipment Expense	72.0	72.9	74.7
Other Operating Expenses	405.9	356.2	321.3

Total Noninterest Expenses	1,296.0	1,110.9	1,066.2

Income before Income Taxes	605.5	524.3	421.0
Provision for Income Taxes	200.8	167.6	130.9

Net Income	$404.7	$356.7	$290.1

Dividends Paid to the Corporation	$100.0	$100.0	$320.0

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Additionally, the Corporation’s corporate governance guidelines, its code of business conduct and ethics applicable to directors, officers and employees, and the charters for its audit, business risk, business strategy, corporate governance and compensation and benefits committees are all available on the Corporation’s Internet website. Information contained on the Corporation’s website is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
William A. Osborn (58)	Chairman (10/3/95) and Chief Executive Officer (6/30/95)
Frederick H. Waddell (52)	President and Chief Operating Officer (2/21/06) and President—C&IS (3/14/03)
Sherry S. Barrat (56)	Executive Vice President and President—PFS (1/1/06)
Aileen B. Blake (38)	Executive Vice President and Controller (3/31/05)
Steven L. Fradkin (44)	Executive Vice President (1/21/03) and Chief Financial Officer (1/20/04)
Timothy P. Moen (53)	Executive Vice President and Head of Human Resources and Administration (4/16/02)
William L. Morrison (55)	Executive Vice President (5/21/02) and President—PFS (3/14/03)
Jana R. Schreuder (47)	Executive Vice President and Head of Corporate Risk Management (6/30/05)
Timothy J. Theriault (45)	Executive Vice President (4/16/02) and President—WWOT (5/31/02)
Terence J. Toth (46)	Executive Vice President and President—NTGI (1/20/04)
Kelly R. Welsh (53)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)
Alison A. Winter (59)	Executive Vice President (5/21/02) and President—PFS Northeast (3/14/03)

With the exception of Ms. Blake and Mr. Moen, all of the executive officers have been officers of the Corporation, or a subsidiary of the Corporation, for more than five years. The prior business experience of Ms. Blake and Mr. Moen is set forth below:

Aileen B. Blake: November 2004-March 2005—Executive Vice President and Controller-Designate; April 2003-November 2004—Vice President of Financial Planning and Analysis at PepsiCo Beverages and Foods (formerly, The Quaker Oats Company); 1993-April 2003—various financial positions in auditing and financial planning at The Quaker Oats Company and PepsiCo Beverages and Foods.

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

Item 1A—Risk Factors

From an investor’s standpoint, public companies in general and financial institutions in particular share many of the same risks. However, each company’s unique combination of strategies, markets served, product and service offerings, processes and systems, and other internal and external factors cause it to have its own set of principal risks. Following is a description of some of the principal risks inherent in Northern Trust’s business. We manage these risks through our business strategies and plans and our risk management practices and controls.

Economic Risks

Northern Trust carries on a global business. Changes in the world economy, or in the economies of the U.S. or other countries or regions, can affect our results. For example, a downturn in the U.S. economy can affect the ability of borrowers to repay loans, causing credit quality to deteriorate. Falling equity markets generally affect Northern Trust earnings negatively, since a significant part of the fees we earn is based on asset values. The direction and level of interest rates also are important factors since falling rates or rates that remain very low can reduce or reduce growth in net interest income levels. Economic conditions also affect wealth creation, investment and savings patterns, all of which may impact Northern Trust’s business. Conditions in particular markets, including matters such as currency volatility and the demand for borrowed securities, can affect Northern Trust’s earnings from activities such as foreign exchange trading and securities lending. In addition, transaction volumes can impact Northern Trust’s earnings and may vary with economic conditions.

Operating Risks

In our asset servicing, investment management and other business activities, Northern Trust effects or processes transactions for clients that involve very large amounts of money. Human errors or omissions, systems defects, systems interruptions and breakdowns in processes or internal controls can result in significant exposure. External events, including natural disasters, epidemics, or terrorist events, can similarly impact operations, creating exposure.

Investment Performance and Fiduciary Risks

Revenues from our investment management and asset servicing businesses are significant to our earnings. Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction, and failure to do so can generate liability.

Regulation Risks

Virtually every aspect of Northern Trust’s business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. Regulatory violations could generate penalties, result in limitations on our ability to conduct business or restrict our ability to expand. Changes in regulation also can impose costs or otherwise affect our ability to compete successfully. Evolving regulations, such as the new Basel II capital regime and anti-money laundering regulations, can require significant effort on our part to ensure compliance. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial institutions industry, including Northern Trust.

Litigation Risks

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise breached a duty owed to them. Our trust and investment management businesses are particularly subject to this risk. Cases of this kind can involve substantial claims and be expensive to defend. We estimate our potential liability for pending and threatened claims by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is subject to the risk that a judge or jury could decide a case contrary to our evaluation of the law or the facts, and to the risk that a court could change or modify existing law on a particular issue important to the case. Developments in a particular case may also impact services that we provide to others.

Strategic Risks

We have grown through a combination of internal expansion and the acquisition of selected businesses or capabilities, and we intend to continue to do so. Failure to integrate a substantial acquisition would have an adverse effect on our business, as would the failure to execute successfully any significant internal expansion. Growth also depends upon successful, consistent execution of our business strategies in both PFS and C&IS, and a failure to do so could negatively impact growth.

We do business in competitive markets that require consistent investment of capital and human resources in innovation. This investment is either to generate new products or more effective service delivery that will help us compete successfully for new clients or additional business from existing clients. Innovation, as a part of our business strategy, also produces efficiencies in operations that will help us reduce and control costs, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Falling behind our competition in any of these areas could adversely affect our business opportunities and growth.

Reputation Risks

An important reason that clients bring their business to Northern Trust is that they believe we will serve them with high standards of ethics, performance, accuracy, and compliance. Many of the risks described above would, if our plans and processes for controlling or mitigating them are not successful, damage our reputation for delivering the expected service, and consequently undermine the confidence of clients and prospects in our ability to serve them. Damage to our reputation also could affect the confidence of counterparties, rating agencies, and stockholders in Northern Trust, and ultimately affect our ability to manage our balance sheet or effect transactions.

Many of the risks described above are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2005 Financial Annual Report to Stockholders (pages 20 - 30), in the section of the “Notes to Consolidated Financial Statements” in the 2005 Financial Annual Report to Stockholders captioned “Note 25, Contingent Liabilities” (pages 62 – 63), and in the sections of “Item 1 – Business” of the 2005 Annual Report on Form 10-K captioned “Government Policies,” “Competition” and “Regulation and Supervision” (pages 6 - 13).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in the financial district of Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 448,000 square feet of space principally for staff divisions of the business units. Financial services are also provided by the Bank at 17 other Chicago metropolitan area locations, seven of which are owned and 10 of which are leased. The Bank’s trust and banking operations are located in a 465,000 square foot facility at 801 South Canal Street in Chicago and its computer data center is located in a 340,000 square foot facility at 840 South Canal Street in Chicago, with supplementary operations/data center space of 65,000 square feet located in the western suburbs of Chicago. Space for the Bank’s London and Singapore branches, Edge Act subsidiary and The Northern Trust Company, Canada are leased. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. The Corporation’s other subsidiaries operate from 93 locations, 10 of which are owned and 83 of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 9 titled “Buildings and Equipment” and Note 10 titled “Lease Commitments” on page 48 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 25 titled “Contingent Liabilities” on pages 62 and 63 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 76 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 29 titled “Restrictions on Subsidiary Dividends and Loans or Advances” on page 66 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2005 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2005	186,923	$52.50	186,923
November 1 – 30, 2005	567,243	52.30	567,243
December 1 – 31, 2005	172,085	53.16	172,085

Total (Fourth Quarter)	926,251	$52.50	926,251	3,241,359

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 2 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 31 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 31 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2005 Financial Annual Report Page(s)
Consolidated Balance Sheet—December 31, 2005 and 2004	34
Consolidated Statement of Income—Years Ended December 31, 2005, 2004 and 2003	35
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2005, 2004 and 2003	35
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003	36
Consolidated Statement of Cash Flows—Years Ended December 31, 2005, 2004 and 2003	37
For Northern Trust Corporation (Corporation only):
Condensed Balance Sheet—December 31, 2005 and 2004	71
Condensed Statement of Income—Years Ended December 31, 2005, 2004 and 2003	71
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2005, 2004 and 2003	35
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003	36
Condensed Statement of Cash Flows—Years Ended December 31, 2005, 2004 and 2003	72
Notes to Consolidated Financial Statements	38-72
Report of Independent Registered Public Accounting Firm	73

The section titled “Quarterly Financial Data” on page 76 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 32 and 33 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to pages 5 through 8 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K. The information called for by Item 10 relating to Regulation S-K, Item 401 disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to page 9 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006. The information called for by Item 10 relating to Regulation S-K, Item 401 disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to pages 12 and 13 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006. The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to page 16 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006. The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to page 14 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to pages 10 and 11 and pages 19 through 34 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 15 through 18 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006.

The following table provides information as of December 31, 2005 with respect to the Corporation’s compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	24,473,660	(2)	$47.60	8,642,504	(4)
Equity compensation plans not approved by security holders	57,904	(5)	N/A	—

Total	24,531,564		$47.60	8,642,504

(1)	These plans are the Corporation’s Amended 1992 Incentive Stock Plan and the 2002 Stock Plan.
(2)	Consists of 23,401,604 stock options and 1,072,056 stock units.
(3)	Weighted average exercise price of outstanding stock options, excluding stock units, which were granted at no cost to the participant.
(4)	All of these shares are issuable under the 2002 Stock Plan.
(5)	Consists of stock units under the terms of the 1997 Deferred Compensation Plan for Non-Employee Directors. These stock units represent shares deferred at the election of the director and will be distributed following retirement.

Item 13—Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to page 14 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to pages 37 and 38 of the Corporation’s definitive 2006 Notice and Proxy Statement to be filed on or about March 13, 2006 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 18, 2006.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2005 and 2004.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2005, 2004 and 2003.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2005 and 2004.

Consolidated Statement of Income—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Cash Flows—Years Ended December 31, 2005, 2004 and 2003.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2005 and 2004.

Condensed Statement of Income—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003.

Condensed Statement of Cash Flows—Years Ended December 31, 2005, 2004 and 2003.

The Notes to Consolidated Financial Statements as of December 31, 2005, incorporated by reference into Item 8 from the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2005, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005 pertains to the consolidated financial statements and Corporation only information listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

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

Date: March 13, 2006

Northern Trust Corporation
(Registrant)

By:	/s/ WILLIAM A. OSBORN
William A. Osborn Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/S/ WILLIAM A. OSBORN William A. Osborn	Chairman of the Board, Chief Executive Officer, and Director

/S/ STEVEN L. FRADKIN Steven L. Fradkin	Executive Vice President and Chief Financial Officer

/S/ AILEEN B. BLAKE Aileen B. Blake	Executive Vice President and Controller (Chief Accounting Officer)

Duane L. Burnham	Director )
Susan Crown	Director )
Robert A. Helman	Director )	By	/s/ KELLY R. WELSH
Dipak C. Jain	Director )		Kelly R. Welsh
Arthur L. Kelly	Director )		Attorney-in-Fact
Robert C. McCormack	Director )
Edward J. Mooney	Director )
John W. Rowe	Director )
Harold B. Smith	Director )
William D. Smithburg	Director )
Charles A. Tribbett III	Director )

Date: March 13, 2006

EXHIBIT INDEX

The following Exhibits are filed herewith or are incorporated herein by reference.

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws
	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(34)
	(ii)	By-laws as amended to date	(32)

(4)	Instruments Defining the Rights of Security Holders
	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(19)
	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	(23)
	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(19)
	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	(23)
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(4)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(16)
	(vii)	Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise and Brown Shipley & Co. Limited as Paying Agents	(35)

(10)	Material Contracts
	(i)	Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)	(1)
	(ii)	Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002	(20)
		(1) Amendment Number One dated as of August 21, 2002	(22)
		(2) Amendment Number Two dated as of November 19, 2002	(23)
		(3) Amendment Number Three dated as of November 19, 2002	(23)
		(4) Amendment Number Four dated as of January 21, 2003	(24)
		(5) Amendment Number Five dated as of April 29, 2003	(25)
		(6) Amendment Number Six effective as of June 15, 2003	(26)
		(7) Amendment Number Seven effective as of June 15, 2003	(26)
		(8) Amendment Number Eight dated December 22, 2003	(27)
		(9) Amendment Number Nine dated December 22, 2003	(27)
		(10) Amendment Number Ten dated March 29, 2004	(28)
	(iii)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1989	(2)
		(1) Amendment dated February 21, 1995	(6)
		(2) Amendment dated January 2, 1998	(7)
		(3) Amendment dated February 11, 2003	(24)
	(iv)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(3)
	(v)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**	(9)
		(1) Amendment dated August 31, 1999	(15)
		(2) Amendment dated as of May 16, 2000	(17)
	(vi)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan as amended and restated as of July 20, 1999**	(15)
		(1) Amendment dated as of May 16, 2000	(17)
		(2) Amendment dated as of January 1, 2002	(21)
		(3) Amendment dated March 25, 2004	(28)
		(4) Amendment dated December 22, 2004 and effective January 1, 2005	(31)
		(5) Amendment dated December 13, 2005 and effective as of January 1, 2005	Filed Herewith
	(vii)	Northern Trust Corporation Supplemental Thrift-Incentive Plan as amended and restated as of July 20, 1999**	(15)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		(1) Amendment dated December 31, 1999	(16)
		(2) Amendment dated as of May 16, 2000	(17)
		(3) Amendment dated as of January 1, 2002	(21)
		(4) Amendment dated March 25, 2004	(28)
		(5) Amendment dated December 22, 2004 and effective January 1, 2005	(31)
		(6) Amendment dated February 10, 2005	(35)
		(7) Amendment dated December 13, 2005 and effective as of January 1, 2005	Filed Herewith
	(viii)	Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999**	(15)
		(1) Amendment dated as of May 16, 2000	(17)
		(2) Amendment dated as of September 25, 2001	(19)
		(3) Amendment dated as of January 15, 2002	(21)
		(4) Amendment dated December 22, 2003	(27)
		(5) Amendment dated March 25, 2004	(28)
		(6) Amendment dated April 30, 2004	(29)
	(ix)	Northern Trust Corporation Deferred Compensation Plan dated as of May 1, 1998**	(9)
		(1) Amendment dated as of May 16, 2000	(17)
		(2) Amendment dated March 25, 2004	(28)
		(3) Amendment dated December 14, 2005 and effective as of January 1, 2005	Filed Herewith
	(x)	Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (now known as Wells Fargo Bank Minnesota, N.A.)	(8)
		(1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(10)
		(2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(11)
	(xi)	Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant)	(18)
		(1) Amendment dated as of July 11, 2002	(22)
	(xii)	Lease dated December 29, 2000 between Metropolitan Life Insurance Company (Landlord) and The Northern Trust Company (Tenant)	(18)
	(xiii)	Amended 1992 Incentive Stock Plan**	(5)
		(1) Amendment dated January 20, 1998	(14)
		(2) Amendment dated September 15, 1998	(14)
		(3) Amendment dated May 18, 1999	(14)
		(4) Amendment dated September 25, 2001	(19)
	(xiv)	Northern Trust Corporation 2002 Stock Plan**	(21)
		(1) Amendment dated February 17, 2004**	(28)
		(2) Form of Stock Option Agreement**	(33)
		(3) Form of Stock Award Agreement**	(33)
		(4) Form of Stock Unit Agreement**	(33)
		(5) Form of Addendum to Award Agreement**	(33)
		(6) Form of Non-Solicitation Agreement**	(33)
		(7) Form of Director Stock Agreement**	(33)
	(xv)	Northern Trust Corporation Management Performance Plan**	(13)
	(xvi)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(12)
	(xvii)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended**	(12)
		(1) Amendment dated as of January 21, 2003	(24)
	(xviii)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 11 executive officers—as amended**	(3)
		(1) Amendment dated as of September 25, 2001	(19)
		(2) Amendment dated as of January 15, 2002	(21)
	(xix)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 30 officers**	(3)
		(1) Amendment dated as of September 25, 2001	(19)
		(2) Amendment dated as of January 15, 2002	(21)
	(xx)	Form of Employment Security Agreement entered into between Northern Trust Corporation and each of 2 officers**	(3)
		(1) Amendment dated as of September 25, 2001	(19)
		(2) Amendment dated as of January 15, 2002	(21)
	(xxi)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(4)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(xxii)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)
	(xxiii)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(5)
	(xxiv)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(5)
	(xxv)	Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 20, 1998	(12)
	(xxvi)	Leases made November 25, 2002 between Heron Quays (HQ4) T1 Limited and Heron Quays (HQ4) T2 Limited (together the Landlord), Canary Wharf Management Limited and The Northern Trust Company relating to:
		(1) Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(2) Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(3) Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(4) Deed of Variation dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited and The Northern Trust Company	(36)
	(xxvii)	Agreement for Lease dated May 26, 2005 among Heron Quays Properties Limited, Canary Wharf Holdings Limited and The Northern Trust Company	(36)
	(xxviii)	Underlease dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited and The Northern Trust Company	(36)
	(xxix)	Northern Trust Corporation Severance Plan** .	(21)
		(1) Amendment dated March 25, 2004**	(28)
		(2) Second Amendment dated March 9, 2005 and effective as of January 1, 2005**	(35)
	(xxx)	Northern Partners Incentive Plan adopted July 19, 2004**	(30)
		(1) Amendment dated December 14, 2005 and effective as of January 1, 2005	Filed Herewith
	(xxxi)	Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005**	(31)
		(1) Amendment Number One dated August 19, 2005	(37)
		(2) Amendment Number Two dated November 21, 2005	Filed Herewith
	(xxxii)	Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	(34)
		(1) Deed of Novation and Amendment dated March 31, 2005	(35)
(13)	2005 Financial Annual Report to Shareholders		Filed Herewith
(21)	Subsidiaries of the Registrant		Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm		Filed Herewith
(24)	Powers of Attorney		Filed Herewith
(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002		Filed Herewith
(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Herewith

*	Prior Filings (File No. 0-5965)

(1)	Annual Report on Form 10-K for the year ended December 31, 1988
(2)	Form 8-K dated January 26, 1989
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)	Form 8-K dated January 22, 1997
(5)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)	Annual Report on Form 10-K for the year ended December 31, 1997
(7)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)	Form 8-A dated July 24, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10)	Form 8-K dated November 20, 1998
(11)	Form 8-K dated February 19, 1999
(12)	Annual Report on Form 10-K for the year ended December 31, 1998
(13)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
(14)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(16)	Annual Report on Form 10-K for the year ended December 31, 1999
(17)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(18)	Annual Report on Form 10-K for the year ended December 31, 2000
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(20)	Annual Report on Form 10-K for the year ended December 31, 2001
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(22)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(23)	Annual Report on Form 10-K for the year ended December 31, 2002
(24)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(25)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(26)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(27)	Annual Report on Form 10-K for the year ended December 31, 2003
(28)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(29)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(30)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(31)	Form 8-K dated December 27, 2004
(32)	Form 8-K dated January 19, 2005
(33)	Form 8-K dated February 18, 2005
(34)	Annual Report on Form 10-K for the year ended December 31, 2004
(35)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(36)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(37)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
**	Denotes management contract or compensatory plan or arrangement

Upon written request to Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request. In addition, prior filings in which the exhibits listed above are included are available free of charge through our website www.northerntrust.com, if the filings were made on or after May 1, 1996. Information contained on the web site is not part of this report.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Corporation hereby agrees to furnish the SEC, upon request, any instrument defining the rights of holders of long-term debt of the Corporation not filed as an exhibit herein. No such instrument authorizes long-term debt securities in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.