Form 10-Q
period 2006-03-31
NORTHERN TRUST CORP
filed 2006-05-01
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

218,046,297 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2006)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2006	December 31 2005	March 31 2005
Assets
Cash and Due from Banks	$2,815.4	$2,996.2	$2,277.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	911.8	4,845.1	2,063.1
Time Deposits with Banks	11,881.5	11,123.1	12,375.8
Other Interest-Bearing	27.8	67.5	34.5
Securities
Available for Sale	9,991.2	9,970.7	7,675.3
Held to Maturity (Fair value - $1,139.2 at March 2006, $1,161.6 at December 2005, $1,153.6 at March 2005)	1,126.6	1,135.5	1,135.8
Trading Account	6.7	2.8	10.2

Total Securities	11,124.5	11,109.0	8,821.3

Loans and Leases
Commercial and Other	11,694.8	11,628.0	10,870.5
Residential Mortgages	8,345.8	8,340.5	8,067.2

Total Loans and Leases (Net of unearned income - $462.7 at March 2006, $451.1 at December 2005, $480.4 at March 2005)	20,040.6	19,968.5	18,937.7

Reserve for Credit Losses Assigned to Loans and Leases	(129.3)	(125.4)	(131.1)
Buildings and Equipment	461.4	471.5	480.7
Customers’ Acceptance Liability	.4	.7	1.0
Trust Security Settlement Receivables	291.5	317.0	268.5
Other Assets	2,769.4	2,640.6	2,632.1

Total Assets	$50,195.0	$53,413.8	$47,761.3

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,764.7	$5,383.6	$5,556.7
Savings and Money Market	6,927.2	8,278.9	7,789.3
Savings Certificates	1,606.8	1,565.2	1,476.1
Other Time	374.1	391.6	370.8
Non-U.S. Offices - Demand	1,868.6	2,043.2	1,380.3
- Time	19,067.4	20,857.0	18,523.5

Total Deposits	34,608.8	38,519.5	35,096.7
Federal Funds Purchased	2,409.7	1,096.9	1,034.2
Securities Sold Under Agreements to Repurchase	2,344.1	1,610.8	1,757.0
Commercial Paper	145.5	144.6	140.3
Other Borrowings	1,369.2	2,647.9	901.3
Senior Notes	273.6	272.5	288.3
Long-Term Debt	2,655.9	2,818.1	2,855.8
Floating Rate Capital Debt	276.4	276.4	276.3
Liability on Acceptances	.4	.7	1.0
Other Liabilities	2,408.0	2,425.6	2,049.0

Total Liabilities	46,491.6	49,813.0	44,399.9

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 218,046,297 shares at March 2006, 218,128,986 shares at December 2005 and 218,635,700 shares at March 2005	379.8	379.8	379.8
Additional Paid-In Capital	31.6	—	—
Retained Earnings	3,785.0	3,672.1	3,389.2
Accumulated Other Comprehensive Income	(27.0)	(18.7)	(14.9)
Common Stock Issuable - Stock Incentive Plans	—	55.5	72.6
Deferred Compensation	—	(29.5)	(39.3)
Treasury Stock (at cost, 9,875,227 shares at March 2006, 9,792,538 shares at December 2005 and 9,285,824 shares at March 2005)	(466.0)	(458.4)	(426.0)

Total Stockholders’ Equity	3,703.4	3,600.8	3,361.4

Total Liabilities and Stockholders’ Equity	$50,195.0	$53,413.8	$47,761.3

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$442.5	$357.2
Foreign Exchange Trading Income	55.8	38.2
Treasury Management Fees	17.0	19.7
Security Commissions and Trading Income	15.6	14.1
Other Operating Income	21.4	20.1
Investment Security Gains	.1	.1

Total Noninterest Income	552.4	449.4

Net Interest Income
Interest Income	477.1	343.5
Interest Expense	301.8	186.1

Net Interest Income	175.3	157.4
Provision for Credit Losses	4.0	—

Net Interest Income after Provision for Credit Losses	171.3	157.4

Noninterest Expenses
Compensation	216.7	178.2
Employee Benefits	55.3	46.4
Occupancy Expense	35.1	30.3
Equipment Expense	19.6	19.3
Other Operating Expenses	146.6	120.8

Total Noninterest Expenses	473.3	395.0

Income before Income Taxes	250.4	211.8
Provision for Income Taxes	87.4	72.7

Net Income	$163.0	$139.1

Per Common Share
Net Income
- Basic	$.75	$.64
- Diluted	.74	.63

Cash Dividends Declared	.23	.21

Average Number of Common Shares Outstanding - Basic	217,645,991	218,453,518
- Diluted	221,475,369	221,657,839

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions)	2006	2005
Net Income	$163.0	$139.1
Other Comprehensive Income (net of tax)
Net Unrealized Losses on Securities Available for Sale	(1.8)	(.3)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.5)	.2
Foreign Currency Translation Adjustments	(6.0)	(.1)

Other Comprehensive Income	(8.3)	(.2)

Comprehensive Income	$154.7	$138.9

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2006	2005
Common Stock
Balance at January 1 and March 31	$379.8	$379.8

Additional Paid-In Capital
Balance at January 1	—	—
Transferred from Common Stock Issuable- Stock Incentive Plans	55.5	—
Transferred from Deferred Compensation	(29.5)	—
Treasury Stock Transaction- Stock Options Exercised	(13.2)	—
Stock Options and Awards- Amortization	14.2	—
Stock Options and Awards- Taxes	4.6	—

Balance at March 31	31.6	—

Retained Earnings
Balance at January 1	3,672.1	3,300.6
Net Income	163.0	139.1
Dividend Declared - Common Stock	(50.1)	(45.9)
Stock Issued - Incentive Plan and Awards	—	(4.6)

Balance at March 31	3,785.0	3,389.2

Accumulated Other Comprehensive Income
Balance at January 1	(18.7)	(14.7)
Other Comprehensive Income (Loss)	(8.3)	(.2)

Balance at March 31	(27.0)	(14.9)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	55.5	63.0
Transferred to Additional Paid-In Capital	(55.5)	—
Stock Issuable, net of Stock Issued	—	9.6

Balance at March 31	—	72.6

Deferred Compensation
Balance at January 1	(29.5)	(25.0)
Transferred to Additional Paid-In Capital	29.5	—
Compensation Deferred	—	(17.7)
Compensation Amortized	—	3.4

Balance at March 31	—	(39.3)

Treasury Stock
Balance at January 1	(458.4)	(408.1)
Stock Options and Awards	30.6	18.6
Stock Purchased	(38.2)	(36.5)

Balance at March 31	(466.0)	(426.0)

Total Stockholders’ Equity at March 31	$3,703.4	$3,361.4

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions)	2006	2005
Cash Flows from Operating Activities:
Net Income	$163.0	$139.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4.0	—
Depreciation on Buildings and Equipment	19.5	19.1
Increase in Receivables	(42.2)	(27.7)
Decrease in Interest Payable	(17.9)	(7.3)
Amortization and Accretion of Securities and Unearned Income	(28.1)	(50.6)
Amortization of Computer Software	21.5	20.2
Amortization of Other Intangibles	5.4	2.2
Net Increase in Trading Account Securities	(3.9)	(7.6)
Proceeds from Excess Tax Benefits Realized on Exercise of Stock Compensation	(4.7)	—
Other Operating Activities, net	18.4	135.0

Net Cash Provided by Operating Activities	135.0	222.4

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	3,933.3	(723.2)
Net (Increase) Decrease in Time Deposits with Banks	(758.4)	2,335.9
Net (Increase) Decrease in Other Interest-Bearing Assets	39.7	(.1)
Purchases of Securities-Held to Maturity	(21.8)	(43.8)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	34.3	30.2
Purchases of Securities-Available for Sale	(33,439.8)	(13,580.9)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	33,625.0	13,833.6
Net Increase in Loans and Leases	(59.2)	(614.8)
Purchases of Buildings and Equipment, net	(9.4)	(20.2)
Purchases and Development of Computer Software	(38.5)	(27.6)
Net (Increase) Decrease in Trust Security Settlement Receivables	25.5	(119.6)
Decrease in Cash Due to Acquisitions	—	(457.8)
Other Investing Activities, net	(289.7)	(140.7)

Net Cash Provided by Investing Activities	3,041.0	471.0

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(3,910.7)	918.2
Net Increase in Federal Funds Purchased	1,312.8	15.9
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	733.3	(1,090.9)
Net Increase (Decrease) in Commercial Paper	.9	(5.1)
Net Decrease in Short-Term Other Borrowings	(1,278.7)	(555.0)
Proceeds from Term Federal Funds Purchased	3.0	138.0
Repayments of Term Federal Funds Purchased	(3.0)	(138.0)
Proceeds from Senior Notes & Long-Term Debt	—	490.2
Repayments of Senior Notes & Long-Term Debt	(163.9)	(159.8)
Treasury Stock Purchased	(37.5)	(36.1)
Net Proceeds from Stock Options	16.8	4.2
Proceeds from Excess Tax Benefits Realized on Exercise of Stock Compensation	4.7	—
Cash Dividends Paid on Common Stock	(50.1)	(46.0)
Other Financing Activities, net	(2.8)	19.8

Net Cash Used in Financing Activities	(3,375.2)	(444.6)

Effect of Foreign Currency Exchange Rates on Cash	18.4	(23.6)

Increase (Decrease) in Cash and Due from Banks	(180.8)	225.2
Cash and Due from Banks at Beginning of Year	2,996.2	2,052.5

Cash and Due from Banks at End of Period	$2,815.4	$2,277.7

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$319.7	$193.4
Income Taxes Paid (Received)	.8	(18.2)

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of March 31, 2006 and 2005, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2005 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006. The adoption of this standard is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

In July 2005, the FASB issued for comment proposed Staff Position No. FAS 13-a (FSP 13-a), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which would amend FASB Statement No. 13, “Accounting for Leases,” and modify certain related interpretations and industry practices. This proposed Staff Position has implications related to the accounting for potential income tax settlements in connection with leveraged leases. If approved as currently written, FSP 13-a would require a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation would include cash flows that occurred up to and including the point of actual or expected settlement and the estimated cash flows thereafter. The original effective date of FSP 13-a has been deferred and the FASB has not yet finalized a revised required adoption date. Application of proposed FSP 13-a as currently written to certain of Northern Trust’s structured leasing transactions under review by the Internal Revenue Service (IRS) (see note 12) could result in a one-time charge to Northern Trust’s earnings. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leveraged leases.

Notes to Consolidated Financial Statements (continued)

3. Stock-Based Compensation Plans - Northern Trust adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.

Expense treatment under SFAS No. 123(R) for stock options granted through March 2006, including Northern Trust’s primary grant of options for 2006, increased pre-tax compensation expense by $10.2 million ($6.4 million after-tax) in the quarter, resulting in a $.03 reduction in diluted earnings per share. The pre-tax expense recorded in the quarter includes $7.5 million attributable to options granted to retirement-eligible employees, which were expensed in their entirety on the grant date. Northern Trust’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $18 million, which would result in an approximate $.05 reduction in diluted earnings per share.

Northern Trust’s share-based payment arrangements are described under “2002 Stock Plan” below. Total compensation expense for share-based payment arrangements for the quarters ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31
($ In Millions)	2006	2005
Stock Options	$10.2	$—
Stock and Stock Unit Awards	4.0	3.6
Performance Stock Units	.3	—

Total Share-Based Compensation Expense	$14.5	$3.6

The related tax benefits recognized for the quarters ended March 31, 2006 and March 31, 2005 were $5.5 million and $1.4 million, respectively. As of March 31, 2006, there was $76.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3.2 years.

Notes to Consolidated Financial Statements (continued)

Certain of Northern Trust’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under SFAS No. 123(R), Northern Trust has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Additionally, SFAS No. 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is expected to be rendered. Northern Trust has determined that historical forfeitures of its share-based awards have not been material and has not adjusted for forfeitures in its share-based awards expensed under SFAS No. 123(R).

Prior to January 1, 2006, Northern Trust accounted for its share-based incentives under the FASB’s SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed two alternative accounting methods for stock-based compensation: (1) a fair-value-based method, or (2) an intrinsic-value-based method prescribed by APB No. 25 and related interpretations. Northern Trust elected to use the intrinsic-value-based method of accounting for stock-based compensation under APB No. 25, and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

Pro forma information regarding net income and earnings per share for the three months ended March 31, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. In February 2005, options with a weighted average fair value of $12.37 per share, were granted. The terms of this option grant provided for full vesting on March 31, 2005. The pro forma information for the quarter ended March 31, 2005 presented in the following table includes $29.7 million ($18.5 million after-tax) of pro forma expense reflecting the full vesting of the February 2005 option grant on March 31, 2005.

(In Millions Except per Share Information)	Three Months Ended March 31, 2005
Net Income as Reported	$139.1
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.2
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(24.7)

Pro Forma Net Income	$116.6

Earnings Per Share as Reported:
Basic	$.64
Diluted	.63
Pro Forma Earnings Per Share:
Basic	$.53
Diluted	.52

Notes to Consolidated Financial Statements (continued)

SFAS No. 123 (R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123(R), Northern Trust presented all tax benefits realized from the exercise of stock options as operating cash flows in the Statement of Cash Flows. For the quarters ended March 31, 2006 and 2005, excess tax benefits of $4.7 million and $1.2 million, respectively, are shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

In addition, SFAS No. 123(R) requires that any deferred compensation related to awards granted prior to its adoption must be eliminated against the appropriate equity accounts. As a result, the presentation of the Statement of Changes in Stockholders’ Equity was revised to reflect the transfer of balances previously reported in the Deferred Compensation and Common Stock Issuable – Stock Incentive Plans accounts to Additional Paid-In Capital.

2002 Stock Plan

Effective April 16, 2002, the Corporation adopted the Northern Trust Corporation 2002 Stock Plan (the Plan) to replace the Northern Trust Corporation Amended 1992 Incentive Stock Plan (1992 Plan). The Plan is administered by the Compensation and Benefits Committee (Committee) of the Board of Directors. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and performance shares. The total number of shares of the Corporation’s common stock authorized for issuance under the Plan is 22,000,000. As of March 31, 2006, shares available for future grant under the plan totaled 6,432,797.

The following description applies to awards under the Plan and the 1992 Plan, as applicable.

Stock Options - Stock options consist of options to purchase common stock at purchase prices not less than 100% of the fair market value thereof on the date the option is granted. Options have a maximum ten-year life and generally vest and become exercisable in one to four years after the date of grant. In addition, all options may become exercisable upon a “change of control” as defined in the Plan or the 1992 Plan. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants.

Notes to Consolidated Financial Statements (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for options granted during the first quarter of 2006 and 2005 were as follows:

	First Quarter 2006	First Quarter 2005
Dividend Yield	2.75%	3.03%
Expected Volatility	33.7	33.7
Risk Free Interest Rate	4.36	4.21
Expected Term (in Years)	5.7	5.5

Expected volatility is determined based on the historical daily volatility of Northern Trust’s stock price over a period equal to the contractual life of the option. The expected term of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

The weighted-average grant-date fair value of options granted during the first quarters of 2006 and 2005 was $26.9 million and $29.7 million, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $16.6 million and $5.3 million, respectively. Cash received from options exercised totaled $16.8 million and $4.2 million for the quarters ended March 31, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions on options exercised during the quarters ended March 31, 2006 and 2005 was $3.7 million and $1.0 million, respectively.

Shares purchased under the Corporation’s share buyback program are held as treasury shares and can be used for general purposes of the Corporation, including the issuance of shares for stock options and other stock incentive plans. A summary of the status of stock options under the Plan and the 1992 Plan at March 31, 2006, and changes during the quarter then ended, is presented in the table below.

($ In Millions Except Per Share Information)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2005	23,401,604	$47.60
Granted	1,754,225	52.10
Exercised	652,673	26.77
Forfeited, expired or cancelled	83,485	59.32

Options Outstanding, March 31, 2006	24,419,671	$48.38	5.77	$100.5

Options Exercisable, March 31, 2006	21,315,869	$48.06	5.30	$94.7

Notes to Consolidated Financial Statements (continued)

The following is a summary of changes in nonvested stock options for the quarter ended March 31, 2006.

Nonvested Shares	Shares	Weighted – Average Grant- Date Fair Value Per Share
Nonvested at December 31, 2005	3,258,806	$12.35
Granted	1,754,225	15.33
Vested	1,898,924	11.42
Forfeited or cancelled	10,305	11.37

Nonvested at March 31, 2006	3,103,802	$14.60

Stock and Stock Unit Awards - Stock or stock unit awards can be granted by the Committee to participants entitling them to receive a payment in cash or Northern Trust Corporation common stock under the terms of the Plan and such other terms and conditions as the Committee deems appropriate. The stock units granted in the first quarter of 2006 vest at a rate equal to 50% on the third anniversary date of the grant and 50% on the fourth anniversary date. Dividend equivalents on the stock units are paid on a current basis prior to vesting and distribution.

Stock and stock unit grants totaled 319,730 and 412,663, with a weighted average grant-date fair value of $52.09 and $44.47, for the quarters ended March 31, 2006 and 2005, respectively. Grant-date fair values are based on the average of the high and the low prices of Northern Trust’s stock on the date of grant.

A summary of the status of stock and stock unit awards under the Plan and the 1992 Plan at March 31, 2006, and changes during the quarter then ended, is presented in the table below.

($ In Millions)	Units	Aggregate Intrinsic Value
Stock and Stock Unit Awards Outstanding, December 31, 2005	1,494,604
Granted	319,730
Distributed	26,300
Forfeited	58

Stock and Stock Unit Awards Outstanding, March 31, 2006	1,787,976	$93.9

Units Convertible, March 31, 2006	231,936	12.2

Notes to Consolidated Financial Statements (continued)

The following is a summary of the changes in nonvested stock and stock unit awards for the quarter ended March 31, 2006, and changes during the quarter then ended.

Nonvested Units	Units	Weighted Average Grant- Date Fair Value Per Unit	Weighted Average Remaining Vesting Term (Years)
Nonvested at December 31, 2005	1,258,668	$48.12
Granted	319,730	52.09
Vested	22,300	44.94
Forfeited	58	41.27

Nonvested at March 31, 2006	1,556,040	$48.98	1.82

Performance Stock Units - Each performance stock unit entitles the award recipient to receive one share of stock in the year in which the award vests. The number of performance stock units granted in the first quarter of 2006 that will vest can range from 0% to 125% of the original award granted based on the level of attainment of an average earnings per share goal for the three-year period ending December 31, 2008. Distribution of the award is then made after vesting. Dividend equivalents on the performance stock units are paid on a current basis prior to vesting and distribution.

Performance stock unit grants totaled 152,280 with a weighted average grant-date fair value of $52.09 for the quarter ended March 31, 2006. Grant-date fair values are based on the average of the high and the low prices of Northern Trust’s stock on the date of grant. There were no performance stock units granted in 2005.

A summary of the status of performance stock units under the Plan and the 1992 Plan at March 31, 2006, and changes during the quarter then ended, is presented in the table below.

($ In Millions)	Units	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value
Units Outstanding, December 31, 2005	—
Granted	152,280
Converted	—
Forfeited	—

Units Outstanding, March 31, 2006	152,280	2.9	$8.0

Units Convertible, March 31, 2006	—	—	—

4. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2006		December 31, 2005		March 31, 2005
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$13.0	$13.0	$17.9	$17.9	$33.5	$33.5
Obligations of States and Political Subdivisions	31.5	31.5	32.4	32.4	32.4	32.4
Government Sponsored Agency	8,994.0	8,994.0	8,801.0	8,801.0	6,371.2	6,371.2
Preferred Stock	9.8	9.8	9.6	9.6	65.6	65.6
Asset-Backed	779.4	779.4	950.9	950.9	1,009.9	1,009.9
Other	163.5	163.5	158.9	158.9	162.7	162.7

Subtotal	9,991.2	9,991.2	9,970.7	9,970.7	7,675.3	7,675.3

Held to Maturity
Obligations of States and Political Subdivisions	873.6	893.6	885.1	918.2	896.1	919.5
Government Sponsored Agency	9.7	9.4	9.9	9.7	11.5	11.4
Other	243.3	236.2	240.5	233.7	228.2	222.7

Subtotal	1,126.6	1,139.2	1,135.5	1,161.6	1,135.8	1,153.6

Trading Account	6.7	6.7	2.8	2.8	10.2	10.2

Total Securities	$11,124.5	$11,137.1	$11,109.0	$11,135.1	$8,821.3	$8,839.1

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	March 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$13.0	$—	$—	$13.0
Obligations of States and Political Subdivisions	30.6	.9	—	31.5
Government Sponsored Agency	9,015.8	1.5	23.3	8,994.0
Preferred Stock	9.8	—	—	9.8
Asset-Backed	779.4	.5	.5	779.4
Other	163.4	.1	—	163.5

Total	$10,012.0	$3.0	$23.8	$9,991.2

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	March 31, 2006
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$873.6	$23.0	$3.0	$893.6
Government Sponsored Agency	9.7	—	.3	9.4
Other	243.3	—	7.1	236.2

Total	$1,126.6	$23.0	$10.4	$1,139.2

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2006	December 31, 2005	March 31, 2005
U.S.
Residential Real Estate	$8,345.8	$8,340.5	$8,067.2
Commercial	3,760.3	3,539.7	3,534.8
Broker	11.9	5.6	26.4
Commercial Real Estate	1,576.1	1,524.3	1,387.3
Personal	2,957.6	2,961.3	2,857.1
Other	1,012.3	797.8	714.1
Lease Financing	1,193.7	1,194.1	1,239.3

Total U.S.	18,857.7	18,363.3	17,826.2
Non-U.S.	1,182.9	1,605.2	1,111.5

Total Loans and Leases	$20,040.6	$19,968.5	$18,937.7
Reserve for Credit Losses Assigned to
Loans and Leases	(129.3)	(125.4)	(131.1)

Net Loans and Leases	$19,911.3	$19,843.1	$18,806.6

At March 31, 2006, other U.S. and non-U.S. loans included $1.1 billion of overnight trust-related advances, compared with $1.2 billion at December 31, 2005 and $937.9 million at March 31, 2005.

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended March 31, 2006 and 2005.

(In Millions)	March 31, 2006	March 31, 2005
Nonperforming Loans	$31.1	$34.0

Impaired Loans with Reserves	$24.5	$29.8
Impaired Loans without Reserves*	3.3	2.4

Total Impaired Loans	$27.8	$32.2

Reserves for Impaired Loans	$19.0	$24.6
Average Balance of Impaired Loans during the Quarter	27.5	31.0

*	When an impaired loan’s discounted cash flows, collateral value or market price equals or exceeds its carrying value, a reserve is not required.

There was no interest income recorded on impaired loans for the quarter ended March 31, 2006. There was approximately $7 thousand of interest income recorded on impaired loans for the quarter ended March 31, 2005.

Notes to Consolidated Financial Statements (continued)

At March 31, 2006, residential real estate loans totaling $.9 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $8.0 million at March 31, 2006. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At March 31, 2006, legally binding commitments to extend credit totaled $18.4 billion compared with $18.0 billion at December 31, 2005 and $16.4 billion at March 31, 2005.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31
(In Millions)	2006	2005
Balance at Beginning of Period	$136.0	$139.3
Charge-Offs	(.4)	(.1)
Recoveries	.3	.5

Net (Charge-Offs) Recoveries	(.1)	.4
Provision for Credit Losses	4.0	—

Balance at End of Period	$139.9	$139.7

Reserve for Credit Losses Assigned to:
Loans and Leases	$129.3	$131.1
Unfunded Commitments and Standby Letters of Credit	10.6	8.6

Total Reserve for Credit Losses	$139.9	$139.7

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

The result is a reserve with the following components:

Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay.

Allocated Inherent Reserve. The amount of the allocated portion of the inherent loss reserve is based on loss factors assigned to Northern Trust’s credit exposures based on internal credit ratings. These loss factors are primarily based on management’s judgment of estimated credit losses inherent in the loan portfolio as well as historical charge-off experience.

Notes to Consolidated Financial Statements (continued)

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration, and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss reserve reflects management’s recognition of the imprecision inherent in the process of estimating probable credit losses.

7. Business Combinations - On March 31, 2005, Northern Trust completed its acquisition of Baring Asset Management’s Financial Services Group (FSG) from ING Group N.V. (The Netherlands). The final adjusted purchase price totaled 261.5 million British pounds Sterling (GBP). The acquisition of FSG expands Northern Trust’s global fund administration, hedge fund, private equity, and property administration capabilities.

Goodwill and other intangible assets relating to the acquisition of FSG totaled $197.5 million and $104.5 million, respectively, as of March 31, 2006, and reflect final purchase price adjustments. Other intangible assets recorded in connection with the acquisition, primarily reflecting the value of acquired client relationships, are being amortized over ten years. The results of operations for FSG have been included within Northern Trust’s operating results subsequent to the March 31, 2005 acquisition date.

8. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended March 31, 2006.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2005	$324.1	$65.2	$389.3
Goodwill Acquired:
Financial Services Group*	12.9	(6.0)	6.9
Other **	1.1	.1	1.2

Balance at March 31, 2006	$338.1	$59.3	$397.4

*	Changes in balances reflect final purchase price adjustments, as discussed in note 7, and related reallocations.
**	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Notes to Consolidated Financial Statements (continued)

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2006 and March 31, 2005, was as follows:

	March 31
	2006		2005
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets-Subject to Amortization	$234.8	$105.2	$257.3	$81.6

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.4 million and $2.2 million for the quarters ended March 31, 2006 and 2005, respectively. Amortization for the remainder of 2006 and for the years 2007, 2008, 2009 and 2010 is estimated to be $16.0 million, $19.2 million, $17.0 million, $16.5 million and $14.8 million, respectively.

9. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at March 31, 2006 and 2005, and changes during the three month periods then ended, presented on an after-tax basis.

	Three Months Ended March 31, 2006
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(5.2)	$(2.7)	$.9	$(7.0)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(5.2)	(2.7)	.9	(7.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	(3.2)	1.2	(2.8)
Less: Reclassification Adjustments	—	(2.5)	1.0	(1.5)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	(.7)	.2	(1.3)
Foreign Currency Translation Adjustments	1.5	(8.4)	2.4	(4.5)
Minimum Pension Liability	(14.2)	—	—	(14.2)

Accumulated Other Comprehensive Income	$(18.7)	$(11.8)	$3.5	$(27.0)

	Three Months Ended March 31, 2005
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(.7)	$(.4)	$.1	$(1.0)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.7)	(.4)	.1	(1.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(1.8)	.7	(.6)
Less: Reclassification Adjustments	—	(2.1)	.8	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	.3	(.1)	.7
Foreign Currency Translation Adjustments	(.8)	(.2)	.1	(.9)
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.7)	$(.3)	$.1	$(14.9)

Notes to Consolidated Financial Statements (continued)

10. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2006	2005
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	217,645,991	218,453,518

Net Income Applicable to Common Stock	$163.0	$139.1
Basic Net Income Per Common Share	$.75	$.64

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	217,645,991	218,453,518
Plus Dilutive Potential Common Shares:
Stock Options	2,840,598	2,187,296
Stock Incentive Plans	988,780	1,017,025

Average Common and Potential Common Shares	221,475,369	221,657,839

Net Income Applicable to Common Stock	$163.0	$139.1
Diluted Net Income Per Common Share	$.74	$.63

Note: For the quarters ended March 31, 2006 and 2005, options to purchase 6,060,018 and 16,768,275 shares of the Corporation’s common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

11. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three months ended March 31, 2006 and 2005.

Net Periodic Pension Expense U.S. Plan

	Three Months Ended March 31
(In Millions)	2006	2005
Service Cost	$7.3	$6.6
Interest Cost	6.9	6.4
Expected Return on Plan Assets	(9.5)	(9.0)
Amortization:
Net Loss	3.9	2.9
Prior Service Cost	.3	.3

Net Periodic Pension Expense	$8.9	$7.2

Net Periodic Pension Expense Non-U.S. Plan

	Three Months Ended March 31
(In Millions)	2006	2005
Service Cost	$1.4	$.1
Interest Cost	1.2	.4
Expected Return on Plan Assets	(1.6)	(.4)
Amortization:
Net Loss	.3	.2
Prior Service Cost	—	—

Net Periodic Pension Expense	$1.3	$.3

Notes to Consolidated Financial Statements (continued)

Net Periodic Pension Expense Supplemental Plan
	Three Months Ended March 31
(In Millions)	2006	2005
Service Cost	$.6	$.6
Interest Cost	.8	.8
Expected Return on Plan Assets	—	—
Amortization:
Net Loss	.7	.6
Prior Service Cost	—	—

Net Periodic Pension Expense	$2.1	$2.0

Net Periodic Benefit Expense Other Postretirement Plan
	Three Months Ended March 31
(In Millions)	2006	2005
Service Cost	$.4	$.5
Interest Cost	.9	1.0
Amortization:
Transition Obligation	.1	.1
Net Loss	.5	.6

Net Periodic Benefit Expense	$1.9	$2.2

12. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.7 billion on March 31, 2006, $2.8 billion on December 31, 2005 and $2.7 billion on March 31, 2005. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $7.6 million at March 31, 2006, $10.2 million at December 31, 2005 and $6.5 million at March 31, 2005.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $152.0 billion at March 31, 2006, $135.2 billion at December 31, 2005 and $129.5 billion at March 31, 2005. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at March 31, 2006, December 31, 2005 or March 31, 2005 related to these indemnifications.

Notes to Consolidated Financial Statements (continued)

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various classes of claimants, regulatory matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, particularly actions that seek very large damages based on novel and complex damage and liability legal theories, and involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these matters or the timing of their ultimate resolution, or estimate the possible loss or range of loss associated with them; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements, if any, arising from pending or threatened legal actions, regulatory matters or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material adverse effect on operating results for a particular period.

One subsidiary of the Corporation was named as a defendant in several Enron-related class action suits that were consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including the Bank in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit made claims, inter alia, for breach of fiduciary duty to the plan participants, and sought equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continued to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. In June 2003, after conducting an extensive investigation, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. On March 31, 2006, the Corporation announced that the Bank had reached an agreement with counsel for the plaintiffs in the Enron lawsuit to seek approval of a settlement of that class action at $37.5 million, all of which will be paid by the Corporation’s insurance carriers. Before the settlement can be finalized, it will have to be approved by the court. On April 20, 2006, the court gave preliminary approval to the settlement. A hearing at which the court may give final approval of the settlement is scheduled for July 24, 2006. As part of the proposed settlement, the Corporation has agreed to give up any claim it might have against Enron, presently in bankruptcy, arising out of or relating to the Enron employee benefit plans.

Notes to Consolidated Financial Statements (continued)

In another Enron-related matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits in the bankruptcy court in New York seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. In June 2005, the bankruptcy judge denied the defendants’ motions to dismiss the complaints. Defendants filed petitions with the Federal District Court for the Southern District of New York seeking review of the bankruptcy court ruling. The Securities and Exchange Commission also filed a brief supporting defendants’ position urging the District Court to review the ruling. The Corporation and the Bank will continue to defend these actions vigorously.

As part of its audit of federal tax returns filed from 1996 – 2000, the IRS challenged the Corporation’s tax position with respect to thirteen investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that continued to disallow certain tax deductions and included additional proposed adjustments to income and penalty assessments. In October 2005, the IRS Tax Appeals Division informed the Corporation that the Criminal Investigation Division of the IRS had initiated an investigation relating to structured leasing transactions in which the Corporation had participated. The Corporation is cooperating fully in the investigation. The Corporation does not know the full scope of the investigation and cannot predict at this time the impact of the investigation or when or on what basis the investigation will be resolved. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has adequate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of the leases vigorously.

Notes to Consolidated Financial Statements (continued)

13. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $10.7 billion on March 31, 2006, $12.4 billion on December 31, 2005 and $10.4 billion on March 31, 2005. Included in the March 2006 pledged assets were securities available for sale of $2.3 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2006, December 31, 2005 and March 31, 2005 was $372.9 million, $793.1 million and $639.4 million, respectively. There was no repledged collateral as of March 31, 2006, December 31, 2005 or March 31, 2005.

14. Business Units - The table on page 28, reflecting the earnings contribution of Northern Trust’s business units for the three-month period ended March 31, 2006, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the first quarter was a record $.74, an increase of 17% from $.63 per share earned in last year’s first quarter. Net income also increased 17% to a record $163.0 million, up from $139.1 million earned in the first quarter of last year. This performance produced an annualized return on average common equity (ROE) of 18.22% versus 17.06% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.33% versus 1.29% in 2005.

Revenues stated on a fully taxable equivalent basis of $743.0 million were up 20% from $621.1 million in last year’s first quarter and included $39.3 million, net of acquisition-related funding costs, related to FSG. Adjusting for FSG, revenues increased 13%. The first quarter revenue growth reflects record trust, investment and other servicing fees of $442.5 million, up 24% from the first quarter of last year. Net interest income and foreign exchange trading income also reached record levels, up 11% from a year ago to $190.6 million and 46% to $55.8 million, respectively. Noninterest expenses totaled $473.3 million for the quarter, up 20% from $395.0 million in the year-ago quarter. FSG expenses, including integration expenses, totaled $34.9 million in the first quarter, representing 45% of the total increase in noninterest expenses. Adjusting for FSG, noninterest expenses increased 11%.

Financial Services Group Acquisition

On March 31, 2005, Northern Trust completed its acquisition of Baring Asset Management’s Financial Services Group (FSG). The final adjusted purchase price totaled 261.5 million British pounds Sterling. The after-tax impact of this acquisition added approximately $2.5 million to the current quarter’s net income.

Noninterest Income

Noninterest income totaled $552.4 million for the quarter, up 23% from $449.4 million reported last year, and accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees were $442.5 million in the quarter, up 24% from $357.2 million in the first quarter of last year, and represented 60% of total taxable equivalent revenue. The increase resulted primarily from the addition of FSG, improved equity markets, and new business. The components of noninterest income for the first quarter of 2006 and 2005 are listed in the following table:

Noninterest Income (continued)

Noninterest Income

	Three Months Ended March 31
(In Millions)	2006	2005
Trust, Investment and Other Servicing Fees	$442.5	$357.2
Foreign Exchange Trading Income	55.8	38.2
Treasury Management Fees	17.0	19.7
Security Commissions and Trading Income	15.6	14.1
Other Operating Income	21.4	20.1
Investment Security Gains	.1	.1

Total Noninterest Income	$552.4	$449.4

Assets under custody totaled $3.1 trillion at March 31, 2006. This represents an increase in assets under custody of 7% from December 31, 2005 and 19% from March 31, 2005. Assets under management reached a new high and totaled $652.8 billion compared with $617.9 billion at December 31, 2005 and $588.6 billion at March 31, 2005. As of the current quarter-end, managed assets were invested 39% in equities, 16% in fixed-income securities, and 45% in cash and other assets.

Assets Under Custody

(In Billions)	March 31, 2006	December 31, 2005	March 31, 2005
Corporate & Institutional	$2,889.8	$2,699.7	$2,405.9
Personal	235.6	225.6	209.9

Total Assets Under Custody	$3,125.4	$2,925.3	$2,615.8

Assets Under Management

(In Billions)	March 31, 2006	December 31, 2005	March 31, 2005
Corporate & Institutional	$531.3	$500.7	$477.5
Personal	121.5	117.2	111.1

Total Assets Under Management	$652.8	$617.9	$588.6

Trust, investment and other servicing fees are generally based on the market value of assets managed, custodied, and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) trust relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust, investment and other servicing fees. Based on analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in trust, investment and other servicing fees of approximately 4% and total revenues of approximately 2%.

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS in the quarter increased 37% to $253.0 million from the year-ago quarter reflecting revenues from FSG, strong growth in all major products and services, improved equity markets, and new business. Custody and fund administration fees in the first quarter totaled $124.6 million, up 64% from the prior year. These results include $31.6 million of fees from FSG and a nonrecurring accrual increase of approximately $4.5 million. Securities lending fees totaled $48.3 million, up 42% compared with last year’s first quarter, reflecting improved interest spreads on the investment of cash collateral and higher volumes. Fees from asset management grew 7% to $63.5 million.

C&IS assets under custody totaled $2.89 trillion at March 31, 2006, compared with $2.70 trillion at December 31, 2005 and $2.41 trillion at March 31, 2005. Assets under custody include $1.38 trillion of global custody assets, a 34% increase compared with a year ago and 11% sequentially. C&IS assets under management totaled $531.3 billion compared with $500.7 billion at December 31, 2005 and $477.5 billion at March 31, 2005. As of the current quarter-end, C&IS managed assets were invested 36% in equities, 12% in fixed-income securities, and 52% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 10% and totaled $189.5 million compared with $172.7 million a year ago. The current quarter results include $2.4 million in fees from FSG. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all states and our Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $235.6 billion at March 31, 2006, compared with $225.6 billion at December 31, 2005 and $209.9 billion at March 31, 2005. PFS assets under management totaled $121.5 billion compared with $117.2 billion at December 31, 2005 and $111.1 billion at March 31, 2005. As of the current quarter-end, PFS managed assets were invested 50% in equities, 34% in fixed-income securities, and 16% in cash and other assets.

Foreign exchange trading income reached a record $55.8 million, up 46% from the prior year quarter. Higher client volumes and approximately $5.0 million from FSG contributed to these results. Treasury management fees in the quarter were $17.0 million compared with $19.7 million in the same quarter last year. Approximately 70% of this decrease was offset by improved net interest income as clients (consistent with historical experience in a higher interest rate environment) opted to pay for services via compensating balances. Revenues from security commissions and trading income were $15.6 million, up 10% from the prior year, driven by strong growth in core brokerage services. Other operating income, the components of which are listed below, was $21.4 million for the first quarter compared with $20.1 million in the same period last year.

Other Operating Income

	Three Months Ended March 31
(In Millions)	2006	2005
Loan Service Fees	$4.1	$4.7
Banking Service Fees	8.9	7.9
Other Income	8.4	7.5

Total Other Operating Income	$21.4	$20.1

Net Interest Income

Net interest income for the quarter totaled a record $175.3 million, 11% higher than the $157.4 million reported in the first quarter of 2005. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled a record $190.6 million, up 11% from $171.7 million in the prior year quarter. The increase reflects higher levels of average earning assets, with the net interest margin of 1.79% unchanged from the prior year quarter. Average earning assets of $43.2 billion were 11% higher than a year ago. Securities increased 19% and averaged $11.1 billion, with the increase concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 9% to $19.6 billion, while average money market assets increased 7% to $12.5 billion.

Average U.S. loans outstanding during the quarter totaled $18.3 billion, 5% higher than the $17.5 billion in last year’s first quarter. Non-U.S. loans increased $738 million on average from the prior year quarter to $1.3 billion, resulting primarily from the addition of FSG. Residential mortgages averaged $8.3 billion in the quarter, up 3% from the prior year’s first quarter and represented 42% of the total average loan portfolio. Commercial and industrial loans averaged $3.7 billion, up 6% from $3.5 billion last year, while personal loans increased 2% to average $2.9 billion compared with last year’s first quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $28.4 billion, up 19% from the first quarter of 2005. Foreign office time deposits increased $4.8 billion, up 33% from last year’s first quarter, resulting primarily from the FSG acquisition and increased global custody activity. Retail deposit levels decreased $320 million due primarily to lower balances in money market deposit accounts. Other interest-related funds averaged $8.8 billion in the quarter compared with $8.6 billion in last year’s first quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $6.0 billion compared with $6.4 billion in last year’s first quarter.

Provision for Credit Losses

The provision for credit losses in the quarter totaled $4.0 million compared with no provision in the prior year quarter. The reserve for credit losses at March 31, 2006 was $139.9 million compared with $136.0 million at December 31, 2005 and $139.7 million at March 31, 2005. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 32.

Noninterest Expenses

Noninterest expenses totaled $473.3 million for the quarter, up 20% from $395.0 million in the year-ago quarter. Adjusting for FSG, noninterest expenses increased 11%. FSG expenses, including integration expenses, totaled $34.9 million in the first quarter, representing 45% of the total increase in noninterest expenses. The quarter included $10.2 million in expense associated with the adoption of the FASB’s Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which reduced earnings per share by $.03. The new accounting requirement, which requires the recognition of compensation expense for the value of employee stock options, is expected to increase pre-tax compensation expense in 2006 by approximately $18 million. The components of noninterest expenses and a discussion of significant changes from the prior year quarter are provided below.

Noninterest Expenses

	Three Months Ended March 31
(In Millions)	2006	2005
Compensation	$216.7	$178.2
Employee Benefits	55.3	46.4
Occupancy Expense	35.1	30.3
Equipment Expense	19.6	19.3
Other Operating Expenses	146.6	120.8

Total Noninterest Expenses	$473.3	$395.0

Compensation and employee benefit expenses totaled $272.0 million, up $47.4 million or 21% compared with last year. The current quarter increase was driven by the addition of FSG and the expense associated with stock options, annual salary increases, employment taxes, and higher pension costs. Staff on a full-time equivalent basis at March 31, 2006 totaled approximately 9,100, up 3% from a year ago.

Net occupancy expense totaled $35.1 million compared with $30.3 million in the first quarter of 2005. The increase was primarily attributable to the addition of FSG and higher rent levels and building maintenance costs.

Equipment expense, comprised of depreciation, rental, and maintenance costs, totaled $19.6 million compared with $19.3 million reported in the first quarter of 2005.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $146.6 million compared with $120.8 million last year. The current quarter increase reflects the addition of FSG and higher expenses for consulting and legal services, fees for global subcustody, and business promotion. The components of other operating expenses were as follows:

Other Operating Expenses

	Three Months Ended March 31
(In Millions)	2006	2005
Outside Services Purchased	$74.9	$57.9
Software Amortization and Other Costs	28.3	27.4
Business Promotion	14.1	12.5
Other Intangibles Amortization	5.4	2.2
Other Expenses	23.9	20.8

Total Other Operating Expenses	$146.6	$120.8

Provision for Income Taxes

The provision for income tax was $87.4 million for the first quarter compared with $72.7 million in the year-ago quarter, primarily reflecting the increase in pre-tax earnings. The effective income tax rate for the quarter was 34.9% compared with 34.3% in the first quarter of 2005.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the quarters ended March 31, 2006 and 2005.

Results of Operations First Quarter

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$253.0	$184.5	$189.5	$172.7	$—	$—	$442.5	$357.2
Other	81.7	66.5	24.3	23.5	3.9	2.2	109.9	92.2
Net Interest Income *	70.8	55.7	123.7	118.0	(3.9)	(2.0)	190.6	171.7
Provision for Credit Losses	4.3	(1.7)	(.3)	1.7	—	—	4.0	—
Noninterest Expenses	238.2	183.5	210.2	194.8	24.9	16.7	473.3	395.0

Income before Income Taxes*	163.0	124.9	127.6	117.7	(24.9)	(16.5)	265.7	226.1
Provision for Income Taxes*	63.4	48.6	49.5	45.6	(10.2)	(7.2)	102.7	87.0

Net Income	$99.6	$76.3	$78.1	$72.1	$(14.7)	$(9.3)	$163.0	$139.1

Percentage of Consolidated Net Income	61%	55%	48%	52%	(9)%	(7)%	100%	100%

Average Assets	$32,011.5	$23,977.3	$17,367.2	$16,757.0	$279.9	$2,853.3	$49,658.6	$43,587.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.3 million for 2006 and $14.3 million for 2005.

Corporate and Institutional Services

C&IS net income for the first quarter totaled $99.6 million compared with $76.3 million reported in 2005. Noninterest income was $334.7 million, up 33% from $251.0 million in last year’s first quarter. Trust, investment and other servicing fees increased 37% to $253.0 million from the year-ago quarter reflecting revenues from FSG, strong growth in all major products and services, improved equity markets, and new business. Custody and fund administration fees in the first quarter totaled $124.6 million, up 64% from the prior year. These results include $31.6 million of fees from FSG and a nonrecurring accrual increase of approximately $4.5 million. Securities lending fees totaled $48.3 million, up 42% compared with last year’s first quarter, reflecting improved interest spreads on the investment of cash collateral and higher volumes. Fees from asset management grew 7% to $63.5 million. Other noninterest income was $81.7 million compared with $66.5 million in last year’s first quarter. Foreign exchange trading income was $54.6 million, including approximately $5.0 million from FSG, compared with $37.1 million in the first quarter of last year. Treasury management fees were 14% lower in the quarter, offset in part by higher levels of custody related deposit revenues.

Net interest income stated on a FTE basis was $70.8 million, up 27% from $55.7 million in last year’s first quarter. The increase reflects higher levels of earning assets, with the net interest margin of 1.07% unchanged from the prior year quarter. Average earning assets increased $5.7 billion or 27%, concentrated primarily in short-term money market assets.

The $4.3 million provision for credit losses in the current quarter compares with a negative $1.7 million provision in the first quarter of last year. The increase in the provision is due primarily to the growth of commercial loans and the migration of certain loans to higher risk credit ratings. The prior year negative provision primarily reflects cash payments received on lower-rated loans that required higher reserve levels. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 30% and totaled $238.2 million for the first quarter. The current period expenses reflect the addition of FSG, annual salary increases, higher performance-based pay, employee benefit charges, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the quarter was $78.1 million, up 8% from $72.1 million reported a year ago. Trust, investment and other servicing fees increased 10% and totaled $189.5 million. The current quarter results include $2.4 million in fees from FSG. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $24.3 million compared with $23.5 million in the prior year quarter. The increase was due primarily to higher revenues from security commissions and trading income, offset in part by lower treasury management fees.

Net interest income stated on a FTE basis was $123.7 million in the current quarter compared with $118.0 million in the prior year’s first quarter. The increase reflects a 4% increase in average earning assets, concentrated primarily in loans, and a slight increase in the net interest margin from 2.99% last year to 3.01% in the current quarter.

A negative provision for credit losses of $.3 million was recorded in the current quarter compared with a provision of $1.7 million last year. Total noninterest expenses of PFS, which include both the direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 8% to $210.2 million from $194.8 million in last year’s first quarter. The current quarter increase reflects annual salary increases and higher expenses for employee benefits, occupancy costs, consulting and legal services, and allocations for product and operating support.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the first quarter was a negative $3.9 million compared with a negative $2.0 million in the year-ago quarter. Noninterest expenses totaled $24.9 million for the quarter, compared with $16.7 million in the year-ago period. The current year quarter includes $5.7 million of compensation expense associated with the expensing of stock options.

BALANCE SHEET

Total assets at March 31, 2006 were $50.2 billion and averaged $49.7 billion for the first quarter, compared with last year’s average of $43.6 billion. Loans and leases totaled $20.0 billion at March 31, 2006 and averaged $19.6 billion for the first quarter, compared with $18.9 billion at March 31, 2005 and the $18.1 billion average for the first quarter last year. Securities totaled $11.1 billion at March 31, 2006 and averaged $11.1 billion for the quarter, compared with $8.8 billion at March 31, 2005 and $9.3 billion on average last year. Money market assets totaled $12.8 billion at March 31, 2006 and averaged $12.5 billion in the first quarter, up 7% from the year-ago quarter. The growth in total assets was funded primarily through increases in both interest- and noninterest-bearing deposits, which averaged $34.8 million in the quarter compared with $29.7 last year, and common stockholders’ equity.

Common stockholders’ equity increased to $3.7 billion at March 31, 2006 and averaged $3.6 billion for the quarter, up 10% from last year’s first quarter average. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 735,362 shares at a cost of $38.2 million ($51.96 average price per share). An additional 2.5 million shares are authorized for purchase after March 31, 2006 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2006 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to first quarter average assets) at March 31, 2006 also exceeded the minimum regulatory requirement of 3%. Shown below are the March 31, 2006 and December 31, 2005 capital ratios of Northern Trust and of the Bank.

	March 31, 2006		December 31, 2005
Capital Ratios	Northern Trust Corporation	The Northern Trust Company	Northern Trust Corporation	The Northern Trust Company
Tier 1 Capital	10.2%	8.4%	9.7%	8.0%
Total Capital	12.7%	11.4%	12.3%	11.0%
Leverage Ratio	7.0%	5.6%	7.1%	5.7%

Each of Northern Trust’s other subsidiary banks had March 31, 2006 ratios of 10.8% or higher for tier 1 capital, 11.2% or higher for total risk-based capital, and 8.5% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at March 31, 2006 totaled $31.2 million compared with $31.1 million at December 31, 2005 and $34.1 million at March 31, 2005. Nonaccrual loans and leases, consisting primarily of commercial loans, totaled $31.1 million, or .16% of total loans and leases at March 31, 2006. At December 31, 2005 and March 31, 2005, nonaccrual loans and leases totaled $31.0 million and $34.0 million, respectively. The $.1 million increase in nonperforming loans during the quarter is primarily the result of an additional loan classified as nonaccrual, offset by principal repayments.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	March 31, 2006	December 31, 2005	March 31, 2005
Nonaccrual Loans
U.S.
Residential Real Estate	$7.2	$5.0	$2.7
Commercial	14.1	16.1	29.8
Commercial Real Estate	—	—	.1
Personal	8.6	8.7	1.4
Non-U.S.	1.2	1.2	—

Total Nonaccrual Loans	31.1	31.0	34.0
Other Real Estate Owned	.1	.1	.1

Total Nonperforming Assets	$31.2	$31.1	$34.1

90 Day Past Due Loans Still Accruing	$19.9	$29.9	$7.9

Provision and Reserve for Credit Losses

The provision for credit losses is the charge to current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain a reserve that is sufficient to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, unfunded commitments, and standby letters of credit (inherent loss component).

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three month periods ended March 31, 2006 and March 31, 2005 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at March 31, 2006, December 31, 2005 and March 31, 2005.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	March 31, 2006		December 31, 2005		March 31, 2005
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$19.0	—%	$20.3	—%	$24.6	—%
Allocated Inherent Reserve
Residential Real Estate	11.2	41	12.4	42	11.6	43
Commercial	52.3	19	48.3	18	49.4	19
Commercial Real Estate	18.8	8	17.7	7	17.1	7
Personal	6.1	15	6.1	15	6.7	15
Other	—	5	—	4	—	4
Lease Financing	3.9	6	3.9	6	4.6	6
Non-U.S	3.7	6	2.9	8	1.9	6

Total Allocated Inherent Reserve	$96.0	100%	$91.3	100%	$91.3	100%

Unallocated Inherent Reserve	24.9	—	24.4	—	23.8	—

Total Reserve	$139.9	100%	$136.0	100%	$139.7	100%

Reserve Assigned to:
Loans and Leases	$129.3		$125.4		$131.1
Unfunded Commitments and Standby Letters of Credit	10.6		10.6		8.6

Total Reserve	$139.9		$136.0		$139.7

Specific Component of Reserve. At March 31, 2006, the specific component of the reserve stood at $19.0 million compared with $20.3 million at December 31, 2005. The $1.3 million decrease in specific reserves from December 31, 2005 is due primarily to a full repayment received on a commercial nonperforming loan that was previously fully reserved for.

Allocated Inherent Component of Reserve. The allocated inherent portion of the reserve totaled $96.0 million at March 31, 2006 compared with $91.3 million at December 31, 2005. This component of the reserve increased by $4.7 million due primarily to the growth in commercial loan volumes and the migration of certain loans to higher risk credit ratings.

Unallocated Inherent Component of Reserve. The unallocated portion of the inherent loss reserve is based on management’s review of other factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $24.9 million at March 31, 2006.

Other Factors. At March 31, 2006, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $73 million of which $27.8 million was classified as impaired, down from $78 million at December 31, 2005 when $28.6 million was classified as impaired, and down from $106 million at March 31, 2005 when $32.2 million was classified as impaired.

Provision and Reserve for Credit Losses (continued)

Overall Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $139.9 million at March 31, 2006. The reserve of $129.3 million assigned to loans and leases, as a percentage of total loans and leases was .65% at March 31, 2006, compared with .63% at December 31, 2005.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $10.6 million at March 31, 2006, unchanged from December 31, 2005.

Provision. The provision for credit losses was $4.0 million in the first quarter of 2006 compared with no provision in the prior year quarter. The increase is due primarily to the growth of commercial loans and the migration of certain loans to higher risk credit ratings, partially offset by the full repayment of a nonperforming loan that was previously reserved for.

MARKET RISK MANAGEMENT

As described in the 2005 Financial Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2005.

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments in litigation and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “strategy,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	The future health of the U.S. economy, the economies of other nations or regions in which Northern Trust conducts significant business, and the international economy.

•	Changes in the U.S. and other securities markets with respect to the market values of financial assets.

•	Changes in foreign currency exchange rates that impact Northern Trust’s level of revenue and expense and net income and the U.S. dollar value of its investments in non-U.S. operations.

•	Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk, the risks of changing technology, and liquidity risk, including Northern Trust’s ability to access the capital markets.

•	Geopolitical risks and the risks of any extraordinary events (such as terrorist events, war and the U.S. government’s response to those events), contagious disease outbreaks, or epidemics or natural disasters.

•	The pace and extent of continued globalization of investment activity and growth in worldwide financial assets.

•	Regulatory and monetary policy developments.

•	Obtaining regulatory approvals when required.

•	Changes in accounting requirements or interpretations.

•	Changes in tax laws or other legislation in the U.S. or other countries (including pension reform legislation) that could affect Northern Trust or its clients.

•	Changes in the nature and activities of Northern Trust’s competition.

•	Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets.

•	Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise.

•	Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements.

•	The ability of each of Northern Trust’s principal businesses to maintain a product mix that achieves acceptable margins.

•	Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products.

•	Northern Trust’s ability to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, systems defects, systems interruptions, and breakdowns in processes or internal controls.

•	Northern Trust’s success in controlling expenses.

•	Risks and uncertainties inherent in the litigation and regulatory process.

•	The risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational and Fiduciary Risk Management” in the 2005 Financial Annual Report to Shareholders (pages 20 - 30), in the section of the “Notes to Consolidated Financial Statements” in the 2005 Financial Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 62 - 63), in the sections of “Item 1 – Business” of the 2005 Annual Report on Form 10-K captioned “Government Polices,” “Competition” and “Regulation and Supervision” (pages 6 - 13) and “Item 1A – Risk Factors” of the 2005 Annual report on Form 10-K. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(Interest and rate on a fully taxable equivalent basis)

	First Quarter
	2006			2005
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$10.7	$955.7	4.53%	$4.7	$754.9	2.53%
Time Deposits with Banks	97.3	11,481.3	3.44	79.1	10,835.3	2.96
Other Interest-Bearing	.4	38.4	4.35	.2	34.5	1.94

Total Money Market Assets	108.4	12,475.4	3.52	84.0	11,624.7	2.93

Securities
U.S. Government	1.7	146.4	4.62	.2	30.6	2.42
Obligations of States and Political Subdivisions	15.3	906.0	6.76	16.0	921.0	6.96
Government Sponsored Agency	98.8	8,780.1	4.56	44.1	6,947.2	2.58
Other	14.6	1,236.6	4.75	12.5	1,377.4	3.67

Total Securities	130.4	11,069.1	4.77	72.8	9,276.2	3.18

Loans and Leases	253.6	19,642.4	5.24	201.0	18,067.6	4.51

Total Earning Assets	$492.4	43,186.9	4.62%	$357.8	38,968.5	3.72%

Reserve for Credit Losses Assigned to Loans and Leases	—	(125.1)	—	—	(130.9)	—
Cash and Due from Banks	—	3,309.7	—	—	2,048.9	—
Other Assets	—	3,287.1	—	—	2,701.1	—

Total Assets	—	$49,658.6	—	—	$43,587.6	—

Average Source of Funds
Deposits
Savings and Money Market	$43.4	$7,016.1	2.51%	$22.4	$7,452.0	1.22%
Savings Certificates	14.7	1,614.7	3.70	10.2	1,498.9	2.75
Other Time	3.5	384.1	3.73	2.1	381.9	2.22
Non-U.S. Offices Time	150.1	19,421.1	3.13	78.5	14,638.0	2.18

Total Interest-Bearing Deposits	211.7	28,436.0	3.02	113.2	23,970.8	1.91
Federal Funds Purchased	17.9	1,689.8	4.30	15.5	2,652.9	2.37
Securities Sold under Agreements to Repurchase	21.2	1,968.9	4.36	11.6	1,989.0	2.36
Commercial Paper	1.6	144.7	4.50	.9	139.3	2.50
Other Borrowings	3.6	1,631.4	.89	1.1	672.3	.66
Senior Notes	2.9	274.7	4.16	2.1	190.3	4.55
Long-Term Debt	39.3	2,775.1	5.66	39.5	2,682.8	5.89
Floating Rate Capital Debt	3.6	276.4	5.14	2.2	276.3	3.18

Total Interest-Related Funds	301.8	37,197.0	3.29	186.1	32,573.7	2.31

Interest Rate Spread	—	—	1.33%	—	—	1.41%
Noninterest-Bearing Deposits	—	6,332.0	—	—	5,743.7	—
Other Liabilities	—	2,502.4	—	—	1,965.6	—
Stockholders’ Equity	—	3,627.2	—	—	3,304.6	—

Total Liabilities and Stockholders’ Equity	—	$49,658.6	—	—	$43,587.6	—

Net Interest Income/Margin (FTE Adjusted)	$190.6	—	1.79%	$171.7	—	1.79%

Net Interest Income/Margin (Unadjusted)	$175.3	—	1.65%	$157.4	—	1.64%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	First Quarter 2006/2005
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$42.0	$92.6	$134.6
Interest-Related Funds	35.0	80.7	115.7

Net Interest Income (FTE)	$7.0	$11.9	$18.9

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 34 of this document.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to an agreement to settle all claims asserted against the Corporation’s principal subsidiary, The Northern Trust Company, in Tittle v. Enron Corp., an ERISA class action case filed in 2001 is incorporated herein by reference to the fourth paragraph under Note 12 titled “Contingent Liabilities” on page 20 of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2006 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2006	142,057	$49.80	142,057
February 1-28, 2006	464,438	52.32	464,438
March 1-31, 2006	128,867	53.04	128,867

Total (First Quarter)	735,362	$51.96	735,362	2,505,997

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Northern Trust Corporation was held on April 18, 2006 for the purposes of (i) electing 13 Directors to hold office until the next annual meeting of stockholders, (ii) ratifying the appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2006 fiscal year, (iii) approving an amendment to the Corporation’s Restated Certificate of Incorporation to eliminate cumulative voting to allow for adoption of a majority vote standard in the election of directors, and (iv) acting upon a stockholder proposal relating to charitable contributions, if properly presented at the annual meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees.

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

NOMINEES	WITHHELD BEFORE CUMULATIVE VOTING	WITHHELD AFTER CUMULATIVE VOTING	FOR
Duane L. Burnham	2,984,942	2,390,845	198,052,069
Linda Walker Bynoe	3,742,432	2,390,845	197,258,291
Susan Crown	3,005,631	2,390,845	198,056,491
Dipak C. Jain	4,090,200	2,390,845	196,858,360
Arthur L. Kelly	20,835,381	2,390,845	178,143,122
Robert C. McCormack	3,084,341	2,390,845	197,972,115
Edward J. Mooney	2,885,785	2,390,845	198,188,572
William A. Osborn	4,334,542	2,390,845	196,618,993
John W. Rowe	3,098,260	2,390,845	197,933,022
Harold B. Smith	4,155,186	2,390,845	196,807,242
William D. Smithburg	4,661,492	2,390,845	196,237,693
Charles A. Tribbett III	2,784,901	2,390,845	198,297,216
Frederick H. Waddell	4,316,310	2,390,845	196,638,815

Item 4. Submission of Matters to a Vote of Security Holders. (continued)

The appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2006 fiscal year (the “Appointment”) was ratified as follows: 195,309,324 votes were cast “FOR” ratification of the Appointment, 1,867,063 votes were cast “AGAINST” ratification of the Appointment, and 1,192,182 shares abstained from voting on this matter. There were no broker non-votes on this matter.

An amendment to the Corporation’s Restated Certificate of Incorporation to eliminate cumulative voting to allow for the adoption of a majority vote standard in the election of directors was approved by stockholders. 163,745,596 votes were cast “FOR” approval of the amendment, 7,982,414 votes were cast “AGAINST” approval of the amendment, and 5,551,353 shares abstained from voting on the matter. There were 21,089,206 broker non-votes.

In other business brought before stockholders, a stockholder proposal relating to charitable contributions was not approved by stockholders. 10,328,960 votes were cast “FOR” approval of the stockholder proposal, 150,904,712 votes were cast “AGAINST” approval of the stockholder proposal, and 16,045,691 shares abstained from voting on the matter. There were 21,089,206 broker non-votes.

Item 6. Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Third Amendment dated and effective February 10, 2006 of the Northern Trust Corporation Severance Plan.

(ii)	Deed of Severance dated March 27, 2006 among Heron Quays Properties Limited, Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company (relates to Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 18, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: May 1, 2006	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief
Financial Officer

Date: May 1, 2006	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

	(i)	Third Amendment dated and effective February 10, 2006 of the Northern Trust Corporation Severance Plan.

	(ii)	Deed of Severance dated March 27, 2006 among Heron Quays Properties Limited, Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company (relates to Exhibit 10(xxviii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

	(i)	Edited version of remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 18, 2006.