Form 10-Q
period 2006-06-30
NORTHERN TRUST CORP
filed 2006-07-31
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

217,914,130 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2006)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2006	December 31 2005	June 30 2005
Assets
Cash and Due from Banks	$4,356.7	$2,996.2	$1,929.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,672.1	4,845.1	2,597.5
Time Deposits with Banks	12,020.6	11,123.1	9,992.6
Other Interest-Bearing	27.4	67.5	35.7
Securities
Available for Sale	9,399.9	9,970.7	7,177.9
Held to Maturity (Fair value - $1,116.3 at June 2006, $1,161.6 at December 2005, $1,189.2 at June 2005)	1,112.7	1,135.5	1,152.2
Trading Account	9.9	2.8	1.5

Total Securities	10,522.5	11,109.0	8,331.6

Loans and Leases
Commercial and Other	12,699.8	11,628.0	11,775.5
Residential Mortgages	8,597.4	8,340.5	8,193.3

Total Loans and Leases (Net of unearned income - $472.6 at June 2006, $451.1 at December 2005, $465.7 at June 2005)	21,297.2	19,968.5	19,968.8

Reserve for Credit Losses Assigned to Loans and Leases	(133.5)	(125.4)	(129.9)
Buildings and Equipment	463.2	471.5	476.5
Customers’ Acceptance Liability	.4	.7	1.0
Trust Security Settlement Receivables	255.2	317.0	165.0
Other Assets	2,844.1	2,640.6	2,887.5

Total Assets	$53,325.9	$53,413.8	$46,255.6

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,825.1	$5,383.6	$5,580.8
Savings and Money Market	6,338.3	8,278.9	7,295.0
Savings Certificates	1,595.0	1,565.2	1,497.3
Other Time	380.5	391.6	376.5
Non-U.S. Offices - Demand	2,219.7	2,043.2	1,069.9
- Time	23,324.5	20,857.0	17,237.6

Total Deposits	38,683.1	38,519.5	33,057.1
Federal Funds Purchased	1,123.8	1,096.9	949.0
Securities Sold Under Agreements to Repurchase	1,719.6	1,610.8	1,605.9
Commercial Paper	—	144.6	145.6
Other Borrowings	2,809.7	2,647.9	892.2
Senior Notes	283.5	272.5	279.3
Long-Term Debt	2,666.5	2,818.1	3,142.0
Floating Rate Capital Debt	276.4	276.4	276.4
Liability on Acceptances	.4	.7	1.0
Other Liabilities	1,954.5	2,425.6	2,460.8

Total Liabilities	49,517.5	49,813.0	42,809.3

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 217,914,130 shares at June 2006, 218,128,986 shares at December 2005 and 218,361,617 shares at June 2005	379.8	379.8	379.8
Additional Paid-In Capital	32.3	—	—
Retained Earnings	3,902.8	3,672.1	3,482.5
Accumulated Other Comprehensive Income	(23.2)	(18.7)	(15.5)
Common Stock Issuable - Stock Incentive Plans	—	55.5	73.1
Deferred Compensation	—	(29.5)	(35.2)
Treasury Stock (at cost, 10,007,394 shares at June 2006, 9,792,538 shares at December 2005 and 9,559,907 shares at June 2005)	(483.3)	(458.4)	(438.4)

Total Stockholders’ Equity	3,808.4	3,600.8	3,446.3

Total Liabilities and Stockholders’ Equity	$53,325.9	$53,413.8	$46,255.6

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2006	2005	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$452.8	$402.1	$895.3	$759.3
Foreign Exchange Trading Income	84.4	51.6	140.2	89.8
Treasury Management Fees	16.7	18.4	33.7	38.1
Security Commissions and Trading Income	16.0	14.4	31.6	28.5
Other Operating Income	23.2	21.1	44.6	41.2
Investment Security Gains	.2	—	.3	.1

Total Noninterest Income	593.3	507.6	1,145.7	957.0

Net Interest Income
Interest Income	540.8	394.8	1,017.9	738.3
Interest Expense	357.9	229.7	659.7	415.8

Net Interest Income	182.9	165.1	358.2	322.5
Provision for Credit Losses	3.0	—	7.0	—

Net Interest Income after Provision for Credit Losses	179.9	165.1	351.2	322.5

Noninterest Expenses
Compensation	221.1	197.0	437.8	375.2
Employee Benefits	55.9	48.9	111.2	95.3
Occupancy Expense	39.2	32.7	74.3	63.0
Equipment Expense	19.6	20.6	39.2	39.9
Other Operating Expenses	156.2	142.4	302.8	263.2

Total Noninterest Expenses	492.0	441.6	965.3	836.6

Income before Income Taxes	281.2	231.1	531.6	442.9
Provision for Income Taxes	113.3	81.1	200.7	153.8

Net Income	$167.9	$150.0	$330.9	$289.1

Per Common Share
Net Income
- Basic	$.77	$.69	$1.52	$1.32
- Diluted	.76	.68	1.49	1.31
Cash Dividends Declared	.23	.21	.46	.42

Average Number of Common Shares Outstanding - Basic	217,785,721	218,114,436	217,716,242	218,283,040
- Diluted	221,589,312	221,335,272	221,532,654	221,495,666

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2006	2005	2006	2005
Net Income	$167.9	$150.0	$330.9	$289.1
Other Comprehensive Income (net of tax)
Net Unrealized Gains (Losses) on Securities Available for Sale	.3	.1	(1.5)	(.2)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.1	(1.6)	1.6	(1.4)
Foreign Currency Translation Adjustments	1.4	.9	(4.6)	.8

Other Comprehensive Income	3.8	(.6)	(4.5)	(.8)

Comprehensive Income	$171.7	$149.4	$326.4	$288.3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2006	2005
Common Stock
Balance at January 1 and June 30	$379.8	$379.8

Additional Paid-In Capital
Balance at January 1	—	—
Transferred from Common Stock Issuable- Stock Incentive Plans	55.5	—
Transferred from Deferred Compensation	(29.5)	—
Treasury Stock Transaction - Stock Options and Awards	(28.7)	—
Stock Options and Awards - Amortization	22.1	—
Stock Options and Awards - Taxes	12.9	—

Balance at June 30	32.3	—

Retained Earnings
Balance at January 1	3,672.1	3,300.6
Net Income	330.9	289.1
Dividend Declared - Common Stock	(100.2)	(91.7)
Stock Issued - Incentive Plan and Awards	—	(15.5)

Balance at June 30	3,902.8	3,482.5

Accumulated Other Comprehensive Income
Balance at January 1	(18.7)	(14.7)
Other Comprehensive Income (Loss)	(4.5)	(.8)

Balance at June 30	(23.2)	(15.5)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	55.5	63.0
Transferred to Additional Paid-In Capital	(55.5)	—
Stock Issuable, net of Stock Issued	—	10.1

Balance at June 30	—	73.1

Deferred Compensation
Balance at January 1	(29.5)	(25.0)
Transferred to Additional Paid-In Capital	29.5	—
Compensation Deferred	—	(17.0)
Compensation Amortized	—	6.8

Balance at June 30	—	(35.2)

Treasury Stock
Balance at January 1	(458.4)	(408.1)
Stock Options and Awards	76.6	47.7
Stock Purchased	(101.5)	(78.0)

Balance at June 30	(483.3)	(438.4)

Total Stockholders’ Equity at June 30	$3,808.4	$3,446.3

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
($ In Millions)	2006	2005
Cash Flows from Operating Activities:
Net Income	$330.9	$289.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	7.0	—
Depreciation on Buildings and Equipment	40.4	39.7
Increase in Receivables	(71.1)	(58.3)
Decrease in Interest Payable	(8.4)	(.9)
Amortization and Accretion of Securities and Unearned Income	(60.7)	(111.2)
Amortization and Retirement of Computer Software	43.8	41.2
Amortization of Other Intangibles	10.9	8.5
Net (Increase) Decrease in Trading Account Securities	(7.1)	1.1
Proceeds from Excess Tax Benefits Realized on Exercise of Stock Compensation	(12.9)	(5.1)
Other Operating Activities, net	(90.5)	40.1

Net Cash Provided by Operating Activities	182.3	244.2

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	3,173.0	(1,257.6)
Net (Increase) Decrease in Time Deposits with Banks	(897.5)	4,719.1
Net (Increase) Decrease in Other Interest-Bearing Assets	40.1	(1.3)
Purchases of Securities-Held to Maturity	(27.2)	(71.7)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	53.6	43.2
Purchases of Securities-Available for Sale	(54,913.4)	(22,105.8)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	55,498.7	22,918.7
Net Increase in Loans and Leases	(1,301.0)	(1,633.9)
Purchases of Buildings and Equipment, net	(32.1)	(36.6)
Purchases and Development of Computer Software	(73.0)	(55.0)
Net (Increase) Decrease in Trust Security Settlement Receivables	61.8	(16.1)
Decrease in Cash Due to Acquisitions	—	(457.8)
Other Investing Activities, net	(391.9)	49.2

Net Cash Provided by Investing Activities	1,191.1	2,094.4

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	163.6	(1,121.3)
Net Increase (Decrease) in Federal Funds Purchased	26.9	(69.3)
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	108.8	(1,242.0)
Net Increase (Decrease) in Commercial Paper	(144.6)	.2
Net Increase (Decrease) in Short-Term Other Borrowings	162.8	(567.1)
Proceeds from Term Federal Funds Purchased	4.0	182.0
Repayments of Term Federal Funds Purchased	(5.0)	(179.0)
Proceeds from Senior Notes & Long-Term Debt	200.0	815.2
Repayments of Senior Notes & Long-Term Debt	(368.2)	(185.1)
Treasury Stock Purchased	(98.4)	(75.8)
Net Proceeds from Stock Options	45.0	17.2
Proceeds from Excess Tax Benefits Realized on Exercise of Stock Compensation	12.9	5.1
Cash Dividends Paid on Common Stock	(100.3)	(91.9)
Other Financing Activities, net	(119.3)	106.9

Net Cash Used in Financing Activities	(111.8)	(2,404.9)

Effect of Foreign Currency Exchange Rates on Cash	98.9	(56.9)

Increase (Decrease) in Cash and Due from Banks	1,360.5	(123.2)
Cash and Due from Banks at Beginning of Year	2,996.2	2,052.5

Cash and Due from Banks at End of Period	$4,356.7	$1,929.3

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$668.1	$416.7
Income Taxes Paid (Received)	199.2	83.6

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of June 30, 2006 and 2005, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2005 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption as of January 1, 2007 is not expected to have a material effect on Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

On July 13, 2006, the FASB issued Staff Position No. FAS 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which amends FASB Statement No. 13, “Accounting for Leases.” This Staff Position addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting by a lessor for that lease. FSP 13-2 requires a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation includes actual cash flows that occurred up to the date of the recalculation and projected cash flows thereafter. The change in the leveraged lease net investment balances as a result of the recalculation is recognized as a gain or loss in the year cash flows change. Additionally, a lessor must apply the provisions of FIN 48 to its tax positions when initially calculating or subsequently recalculating leveraged lease cash flows and determining the related income allocation. The cumulative effect of applying the provisions of this Staff Position is reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of FSP 13-2 is required as of January 1, 2007 for calendar year-end companies. Northern Trust is currently evaluating the provisions of FSP 13-2 and application to its leveraged lease portfolio.

3. Stock-Based Compensation Plans - Northern Trust adopted the FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.

Notes to Consolidated Financial Statements (continued)

Expense treatment under SFAS No. 123(R) for stock options granted through June 2006, including Northern Trust’s primary grant of options for 2006, increased pre-tax compensation expense by $2.7 million in the quarter, resulting in a $.01 reduction in diluted earnings per share. For the six months ended June 30, 2006, expense treatment increased pre-tax compensation expense by $12.9 million resulting in a $.04 reduction in diluted earnings per share. The pre-tax expense recorded in 2006 year-to-date includes $7.5 million attributable to options granted in the first quarter of 2006 to retirement-eligible employees, which were expensed in their entirety on the grant date. Northern Trust’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $18 million, which would result in an approximate $.05 reduction in diluted earnings per share.

Northern Trust’s share-based payment arrangements are described under “2002 Stock Plan” below. Total compensation expense for share-based payment arrangements was as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2006	2005	2006	2005
Stock Options	$2.7	$—	$12.9	$—
Stock and Stock Unit Awards	4.0	3.7	8.0	7.3
Performance Stock Units	.6	—	.9	—

Total Share-Based Compensation Expense	$7.3	$3.7	$21.8	$7.3

Tax Benefits Recognized	$2.8	$1.4	$8.3	$2.8

As of June 30, 2006, there was $67.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3.1 years.

Certain of Northern Trust’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under SFAS No. 123(R), Northern Trust has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Additionally, SFAS No. 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is expected to be rendered. Northern Trust has determined that historical forfeitures of its share-based awards have not been significant and has not adjusted for forfeitures in its share-based awards expensed under SFAS No. 123(R).

Notes to Consolidated Financial Statements (continued)

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

Pro forma information regarding net income and earnings per share is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. In February 2005, options with a weighted average fair value of $12.37 per share were granted. The terms of this option grant provided for full vesting on March 31, 2005. The pro forma information for the six months ended June 30, 2005 presented below includes $29.7 million of pro forma expense reflecting the full vesting of the February 2005 option grant on March 31, 2005.

(In Millions Except per Share Information)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income as Reported	$150.0	$289.1
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.3	4.5
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(4.8)	(29.5)

Pro Forma Net Income	$147.5	$264.1

Earnings Per Share as Reported:
Basic	$.69	$1.32
Diluted	.68	1.31
Pro Forma Earnings Per Share:
Basic	$.68	$1.21
Diluted	.66	1.19

SFAS No. 123(R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123(R), Northern Trust presented all tax benefits realized from the exercise of stock options as operating cash flows in the Statement of Cash Flows. For the six months ended June 30, 2006 and 2005, excess tax benefits of $12.9 million and $5.1 million, respectively, are shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

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

Notes to Consolidated Financial Statements (continued)

2002 Stock Plan

Effective April 16, 2002, the Corporation adopted the Northern Trust Corporation 2002 Stock Plan (the Plan) to replace the Northern Trust Corporation Amended 1992 Incentive Stock Plan (1992 Plan). The Plan is administered by the Compensation and Benefits Committee (Committee) of the Board of Directors. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and performance shares. The total number of shares of the Corporation’s common stock authorized for issuance under the Plan is 22,000,000. As of June 30, 2006, shares available for future grant under the Plan totaled 6,496,677.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for options granted during the six months ended June 30, 2006 and June 30, 2005 were as follows:

	Six Months Ended June 30
	2006	2005
Dividend Yield	2.75%	3.03%
Expected Volatility	33.7	33.7
Risk Free Interest Rate	4.36	4.21
Expected Term (in Years)	5.7	5.5

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

Notes to Consolidated Financial Statements (continued)

The grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $27.0 million and $29.7 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June, 30 2005 was $41.8 million and $19.8 million, respectively. Cash received from options exercised totaled $45.0 million and $17.2 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions on options exercised during the six months ended June 30, 2006 and 2005 was $10.6 million and $4.8 million, respectively.

Shares purchased under the Corporation’s share buyback program are held as treasury shares and can be used for general purposes of the Corporation, including the issuance of shares for stock options and other stock incentive plans. A summary of the status of stock options under the Plan and the 1992 Plan at June 30, 2006, and changes during the six months then ended, are presented in the table below.

($ In Millions Except Per Share Information)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2005	23,401,604	$47.60
Granted	1,760,229	52.10
Exercised	1,619,755	29.52
Forfeited, expired or cancelled	121,852	59.25

Options Outstanding, June 30, 2006	23,420,226	$49.07	5.33	$145.9

Options Exercisable, June 30, 2006	20,353,260	$48.81	4.82	$132.1

The following is a summary of changes in nonvested stock options for the six months ended June 30, 2006.

Nonvested Shares	Shares	Weighted – Average Grant- Date Fair Value Per Share
Nonvested at December 31, 2005	3,258,806	$12.35
Granted	1,760,229	15.33
Vested	1,930,702	11.41
Forfeited or cancelled	21,367	12.77

Nonvested at June 30, 2006	3,066,966	$14.65

Stock and Stock Unit Awards - Stock or stock unit awards can be granted by the Committee to participants entitling them to receive a payment in cash or Northern Trust Corporation common stock under the terms of the Plan and such other terms and conditions as the Committee deems appropriate. The stock units granted in 2006 vest at a rate equal to 50% on the third anniversary date of the grant and 50% on the fourth anniversary date. Dividend equivalents on the stock units are paid on a current basis prior to vesting and distribution.

Notes to Consolidated Financial Statements (continued)

Stock and stock unit grants totaled 322,430 and 412,663 with a weighted average grant-date fair value of $52.12 and $44.47 for the six months ended June 30, 2006 and 2005, respectively. Grant-date fair values are based on the average of the high and the low prices of Northern Trust’s stock on the date of grant.

A summary of the status of stock and stock unit awards under the Plan and the 1992 Plan at June 30, 2006, and changes during the six months then ended, are presented in the table below.

($ In Millions)	Units	Aggregate Intrinsic Value
Stock and Stock Unit Awards Outstanding, December 31, 2005	1,494,604
Granted	322,430
Distributed	60,593
Forfeited	36,412

Stock and Stock Unit Awards Outstanding, June 30, 2006	1,720,029	$95.1

Units Convertible, June 30, 2006	387,353	21.4

The following is a summary of the changes in nonvested stock and stock unit awards for the six months ended June 30, 2006, and changes during the quarter then ended.

Nonvested Units	Units	Weighted Average Grant-Date Fair Value Per Unit	Weighted Average Remaining Vesting Term (Years)
Nonvested at December 31, 2005	1,258,668	$48.12
Granted	322,430	52.12
Vested	212,010	62.31
Forfeited	36,412	37.35

Nonvested at June 30, 2006	1,332,676	$46.91	1.87

Performance Stock Units - Each performance stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The number of performance stock units granted in 2006 that will vest can range from 0% to 125% of the original award granted based on the level of attainment of an average earnings per share goal for the three-year period ending December 31, 2008. Distribution of the award is then made after vesting. Dividend equivalents on the performance stock units are paid on a current basis prior to vesting and distribution.

Performance stock unit grants totaled 152,280 with a weighted average grant-date fair value of $52.09 for the six months ended June 30, 2006. Grant-date fair values are based on the average of the high and the low prices of Northern Trust’s stock on the date of grant. There were no performance stock units granted in 2005.

Notes to Consolidated Financial Statements (continued)

A summary of the status of performance stock units under the Plan and the 1992 Plan at June 30, 2006, and changes during the six months then ended, are presented in the table below.

($ In Millions)	Units	Weighted Average Remaining Vesting Term (years)	Aggregate Intrinsic Value
Units Outstanding, December 31, 2005	—
Granted	152,280
Converted	—
Forfeited	1,686

Units Outstanding, June 30, 2006	150,594	2.6	$8.3

Units Convertible, June 30,2006	—	—	—

4. Securities - The following table summarizes the book and fair values of securities.

	June 30, 2006		December 31, 2005		June 30, 2005
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$12.8	$12.8	$17.9	$17.9	$33.3	$33.3
Obligations of States and Political Subdivisions	31.0	31.0	32.4	32.4	33.5	33.5
Government Sponsored Agency	8,534.8	8,534.8	8,801.0	8,801.0	5,915.9	5,915.9
Preferred Stock	9.8	9.8	9.6	9.6	43.1	43.1
Asset-Backed	633.3	633.3	950.9	950.9	992.4	992.4
Other	178.2	178.2	158.9	158.9	159.7	159.7

Subtotal	9,399.9	9,399.9	9,970.7	9,970.7	7,177.9	7,177.9

Held to Maturity
Obligations of States and Political Subdivisions	868.9	881.3	885.1	918.2	905.6	948.2
Government Sponsored Agency	9.3	8.8	9.9	9.7	10.8	10.8
Other	234.5	226.2	240.5	233.7	235.8	230.2

Subtotal	1,112.7	1,116.3	1,135.5	1,161.6	1,152.2	1,189.2

Trading Account	9.9	9.9	2.8	2.8	1.5	1.5

Total Securities	$10,522.5	$10,526.1	$11,109.0	$11,135.1	$8,331.6	$8,368.6

Notes to Consolidated Financial Statements (continued)

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	June 30, 2006
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$12.8	$—	$—	$12.8
Obligations of States and Political Subdivisions	30.6	.4	—	31.0
Government Sponsored Agency	8,560.2	1.6	27.0	8,534.8
Preferred Stock	9.8	—	—	9.8
Asset-Backed	633.7	.1	.5	633.3
Other	178.0	.3	.1	178.2

Total	$9,425.1	$2.4	$27.6	$9,399.9

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	June 30, 2006
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$868.9	$18.0	$5.6	$881.3
Government Sponsored Agency	9.3	—	.5	8.8
Other	234.5	—	8.3	226.2

Total	$1,112.7	$18.0	$14.4	$1,116.3

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2006	December 31, 2005	June 30, 2005
U.S.
Residential Real Estate	$8,597.4	$8,340.5	$8,193.3
Commercial	4,250.5	3,539.7	3,602.4
Broker	11.5	5.6	26.2
Commercial Real Estate	1,674.6	1,524.3	1,405.9
Personal	2,995.8	2,961.3	2,913.7
Other	889.7	797.8	1,058.1
Lease Financing	1,219.3	1,194.1	1,222.9

Total U.S.	19,638.8	18,363.3	18,422.5
Non-U.S.	1,658.4	1,605.2	1,546.3

Total Loans and Leases	$21,297.2	$19,968.5	$19,968.8
Reserve for Credit Losses Assigned to Loans and Leases	(133.5)	(125.4)	(129.9)

Net Loans and Leases	$21,163.7	$19,843.1	$19,838.9

At June 30, 2006, other U.S. and non-U.S. loans included $1.6 billion of overnight trust-related advances, compared with $1.2 billion at December 31, 2005 and $1.4 billion at June 30, 2005.

Notes to Consolidated Financial Statements (continued)

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended June 30, 2006 and June 30, 2005.

(In Millions)	June 30, 2006	June 30, 2005
Nonperforming Loans	$30.1	$30.1

Impaired Loans with Reserves	$26.8	$25.1
Impaired Loans without Reserves*	.1	2.6

Total Impaired Loans	$26.9	$27.7

Reserves for Impaired Loans	$20.0	$19.7
Average Balance of Impaired Loans during the Quarter	25.3	28.5

*	When an impaired loan’s discounted cash flows, collateral value or market price equals or exceeds its carrying value, a reserve is not required.

There was no interest recorded on impaired loans in the current quarter compared with $32 thousand of interest income recorded on impaired loans for the quarter ended June 30, 2005.

At June 30, 2006, residential real estate loans totaling $1.0 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $6.5 million at June 30, 2006. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At June 30, 2006, legally binding commitments to extend credit totaled $18.7 billion compared with $18.0 billion at December 31, 2005 and $16.8 billion at June 30, 2005.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2006	2005	2006	2005
Balance at Beginning of Period	$139.9	$139.7	$136.0	$139.3
Charge-Offs	(.2)	(1.4)	(.6)	(1.5)
Recoveries	.7	.6	1.0	1.1

Net Recoveries (Charge-Offs)	.5	(.8)	.4	(.4)
Provision for Credit Losses	3.0	—	7.0	—
Other Changes *	.1	—	.1	—

Balance at End of Period	$143.5	$138.9	$143.5	$138.9

Reserve for Credit Losses Assigned to:
Loans and Leases	$133.5	$129.9	$133.5	$129.9
Unfunded Commitments and Standby
Letters of Credit	10.0	9.0	10.0	9.0

Total Reserve for Credit Losses	$143.5	$138.9	$143.5	$138.9

*	Other changes include the effect of foreign exchange rates on non-U.S. dollar denominated reserves.

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

Unallocated Inherent Reserve. Management determines the unallocated portion of the inherent loss reserve based on factors that cannot be associated with a specific credit or loan category. These factors include management’s subjective evaluation of local, national, and international economic and business conditions, portfolio concentration, and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss reserve reflects management’s recognition of the imprecision inherent in the process of estimating probable credit losses.

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

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended June 30, 2006.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at March 31, 2006	$338.1	$59.3	$397.4
Other Changes *	10.8	.1	10.9

Balance at June 30, 2006	$348.9	$59.4	$408.3

*	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2006 and June 30, 2005, was as follows:

	June 30
	2006		2005
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other Intangible Assets-
Subject to Amortization	$240.9	$110.8	$250.7	$87.9

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.6 million and $6.3 million for the quarters ended June 30, 2006 and 2005, respectively, and $11.0 million and $8.5 million for the six months ended June 30, 2006 and 2005, respectively. Amortization for the remainder of 2006 and for the years 2007, 2008, 2009 and 2010 is estimated to be $11.1 million, $20.0 million, $17.7 million, $17.2 million and $15.4 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at June 30, 2006 and 2005, and changes during the three- and six-month periods then ended, presented on an after-tax basis.

	Three Months Ended June 30, 2006
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect

Unrealized Gains (Losses) on Securities Available for Sale	$(7.0)	$.8	$(.5)	$(6.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(7.0)	.8	(.5)	(6.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.3)	2.0	(.7)	—
Less: Reclassification Adjustments	—	(1.3)	.5	(.8)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.3)	3.3	(1.2)	.8
Foreign Currency Translation Adjustments	(4.5)	2.0	(.6)	(3.1)
Minimum Pension Liability	(14.2)	—	—	(14.2)

Accumulated Other Comprehensive Income	$(27.0)	$6.1	$(2.3)	$(23.2)

	Three Months Ended June 30, 2005
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect

Unrealized Gains (Losses) on Securities Available for Sale	$(1.0)	$.1	$—	$(.9)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(1.0)	.1	—	(.9)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.7	(2.7)	1.0	(1.0)
Less: Reclassification Adjustments	—	(.1)	—	(.1)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.7	(2.6)	1.0	(.9)
Foreign Currency Translation Adjustments	(.9)	1.4	(.5)	—
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.9)	$(1.1)	$.5	$(15.5)

	Six Months Ended June 30, 2006
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect

Unrealized Gains (Losses) on Securities Available for Sale	$(5.2)	$(2.1)	$.6	$(6.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(5.2)	(2.1)	.6	(6.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	3.8	(1.4)	1.6
Less: Reclassification Adjustments	—	1.2	(.4)	.8

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	2.6	(1.0)	.8
Foreign Currency Translation Adjustments	1.5	(6.3)	1.7	(3.1)
Minimum Pension Liability	(14.2)	—	—	(14.2)

Accumulated Other Comprehensive Income	$(18.7)	$(5.8)	$1.3	$(23.2)

	Six Months Ended June 30, 2005
(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect

Unrealized Gains (Losses) on Securities Available for Sale	$(.7)	$(.2)	$—	$(.9)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.7)	(.2)	—	(.9)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(4.3)	1.6	(2.2)
Less: Reclassification Adjustments	—	(2.0)	.7	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(2.3)	.9	(.9)
Foreign Currency Translation Adjustments	(.8)	1.0	(.2)	—
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.7)	$(1.5)	$.7	$(15.5)

Notes to Consolidated Financial Statements (continued)

10. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2006	2005	2006	2005
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	217,785,721	218,114,436	217,716,242	218,283,040

Net Income	$167.9	$150.0	$330.9	$289.1
Basic Net Income Per Common Share	$.77	$.69	$1.52	$1.32

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	217,785,721	218,114,436	217,716,242	218,283,040
Plus Dilutive Potential Common Shares:
Stock Options	2,747,200	2,167,434	2,793,641	2,177,310
Stock Incentive Plans	1,056,391	1,053,402	1,022,771	1,035,316

Average Common and Potential Common Shares	221,589,312	221,335,272	221,532,654	221,495,666

Net Income	$167.9	$150.0	$330.9	$289.1
Diluted Net Income Per Common Share	$.76	$.68	$1.49	$1.31

Note: Options to purchase shares of the Corporation’s common stock totaling 4,999,200 and 5,519,717 for the three and six months ended June 30, 2006, respectively, and 11,352,639 and 13,996,382 for the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

11. Income Taxes - Total income tax expense for the quarter was $113.3 million representing an effective rate of 40.3%. This compares with $81.1 million in the prior year, representing an effective rate of 35.1%. The increased provision reflects the increase in pre-tax earnings and the reserve adjustments associated with Northern Trust’s leveraged leasing portfolio. In the second quarter, Northern Trust increased by approximately $11 million its tax reserves for uncertainties associated with the timing of tax deductions related to certain leveraged lease transactions that have been challenged by the IRS. The decision to increase tax reserves reflects Northern Trust’s evaluation of recent developments in the industry relating to this matter.

The recently enacted TIPRA legislation repealed the exclusion from federal income taxation of certain income generated by a form of a leveraged lease known as an Ownership Foreign Sales Corporation (OFSC) transaction. Lease accounting standards require that the cumulative effect of a change in a significant assumption that impacts the cash flows of a leveraged lease, such as a tax law change, be recognized in the period in which the change occurs. As a result of this legislation, a net after tax adjustment of $4.0 million was recorded in the second quarter, representing a $5.8 million tax provision offset by $1.8 million of interest income on leases.

Notes to Consolidated Financial Statements (continued)

12. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three and six months ended June 30, 2006 and 2005.

Net Periodic Pension Expense U.S. Plan (In Millions)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service Cost	$7.3	$6.6	$14.6	$13.2
Interest Cost	6.9	6.4	13.8	12.8
Expected Return on Plan Assets	(9.5)	(9.0)	(19.0)	(18.0)
Amortization:
Net Loss	3.9	2.9	7.8	5.8
Prior Service Cost	.3	.3	.6	.6

Net Periodic Pension Expense	$8.9	$7.2	$17.8	$14.4

Net Periodic Pension Expense Non-U.S. Plan (In Millions)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service Cost	$1.4	$1.2	$2.8	$1.3
Interest Cost	1.2	1.1	2.5	1.5
Expected Return on Plan Assets	(1.6)	(1.7)	(3.2)	(2.1)
Amortization:
Net Loss	.3	.5	.5	.7

Net Periodic Pension Expense	$1.3	$1.1	$2.6	$1.4

Net Periodic Pension Expense Supplemental Plan (In Millions)	Three Months Ended June 30		Six Months Ended September 30
	2006	2005	2006	2005
Service Cost	$.6	$.6	$1.2	$1.2
Interest Cost	.8	.8	1.6	1.6
Expected Return on Plan Assets	—	—	—	—
Net Loss Amortization	.7	.6	1.4	1.2

Net Periodic Pension Expense	$2.1	$2.0	$4.2	$4.0

Net Periodic Benefit Expense Other Postretirement Plan (In Millions)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service Cost	$.4	$.5	$.8	$1.0
Interest Cost	.9	1.0	1.8	2.0
Amortization:
Transition Obligation	.1	.1	.2	.2
Net Loss	.5	.6	1.0	1.2

Net Periodic Benefit Expense	$1.9	$2.2	$3.8	$4.4

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.8 billion on June 30, 2006, $2.8 billion on December 31, 2005 and $2.6 billion on June 30, 2005. Northern Trust’s liability on the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $7.4 million at June 30, 2006, $10.2 million at December 31, 2005 and $5.8 million at June 30, 2005.

As part of securities custody activities and at the direction of trust clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $149.7 billion at June 30, 2006, $135.2 billion at December 31, 2005 and $125.1 billion at June 30, 2005. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected on the consolidated balance sheet at June 30, 2006, December 31, 2005 or June 30, 2005 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

One subsidiary of the Corporation was named as a defendant in several Enron-related class action suits that were consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including the Bank in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit made claims, inter alia, for breach of fiduciary duty to the plan participants, and sought equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continued to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. In June 2003, after conducting an extensive investigation, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. On March 31, 2006, the Corporation announced that the Bank had reached an agreement with counsel for the plaintiffs in the Enron lawsuit to seek approval of a settlement of that class action at $37.5 million, all of which will be paid by the Corporation’s insurance carriers. On July 24, 2006, the court gave final approval to the settlement. As part of the settlement, the Corporation gave up any claim it had against Enron, presently in bankruptcy, arising out of or relating to the Enron employee benefit plans.

In another Enron-related matter, in November and December 2003, Enron as debtor-in-possession filed two lawsuits in the bankruptcy court in New York seeking to recover for its bankruptcy estate more than $1 billion it paid in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “fraudulent transfers” that can be reversed with the money going back to Enron. Since the Bank sold approximately $197 million of this Enron commercial paper that it held for some of its clients, the Bank and those clients are among scores of defendants named in these complaints. In June 2005, the bankruptcy judge denied the defendants’ motions to dismiss the complaints. Defendants filed petitions with the Federal District Court for the Southern District of New York seeking review of the bankruptcy court ruling. The Securities and Exchange Commission, the Federal Reserve Board, and the United States Treasury Department also filed briefs supporting defendants’ position urging the District Court to review the ruling. The Corporation and the Bank will continue to defend these actions vigorously.

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

14. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $11.4 billion on June 30, 2006, $12.4 billion on December 31, 2005 and $10.9 billion on June 30, 2005. Included in the June 2006 pledged assets were securities available for sale of $1.7 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2006, December 31, 2005 and June 30, 2005 was $430.3 million, $793.1 million and $223.4 million, respectively. There was $700.0 million of repledged collateral as of June 30, 2006 and none reported at December 31, 2005 or June 30, 2005.

15. Business Units - The table on page 30, reflecting the earnings contribution of Northern Trust’s business units for the three- and six-month periods ended June 30, 2006, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the second quarter was a record $.76, an increase of 12% from $.68 per share earned in last year’s second quarter. Net income also increased 12% to a record $167.9 million, up from $150.0 million earned in the second quarter of last year. This performance produced an annualized return on average common equity (ROE) of 18.05% versus 17.84% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.28% versus 1.29% in 2005.

Net income in the second quarter was reduced by $15.0 million ($.07 per share) as a result of reserve adjustments associated with Northern Trust’s leveraged leasing portfolio. The adjustments increase tax reserves for leasing-related tax deductions that have been challenged by the IRS and also recognize the impact of the recently enacted Tax Increase Prevention and Reconciliation Act (TIPRA) on certain lease transactions.

Revenues stated on a fully taxable equivalent basis of $792.3 million were up 15% from $687.4 million in last year’s second quarter, reflecting record trust, investment and other servicing fees of $452.8 million, up 13% from the second quarter of last year. Net interest income was up 11% from a year ago to $199.0 million and foreign exchange trading income was up 64% to $84.4 million, both reaching record levels. Noninterest expenses totaled $492.0 million for the quarter, up 11% from $441.6 million in the year-ago quarter.

Noninterest Income

Noninterest income totaled $593.3 million for the quarter, up 17% from $507.6 million reported last year, and accounted for 75% of total taxable equivalent revenue. Trust, investment and other servicing fees were $452.8 million in the quarter, up 13% from $402.1 million in the second quarter of last year, and represented 57% of total taxable equivalent revenue. The increase resulted primarily from improved equity markets and new business. The components of noninterest income for the second quarter of 2006 and 2005 are listed in the following table:

Noninterest Income (continued)

Noninterest Income (In Millions)	Three Months Ended June 30
	2006	2005
Trust, Investment and Other Servicing Fees	$452.8	$402.1
Foreign Exchange Trading Income	84.4	51.6
Treasury Management Fees	16.7	18.4
Security Commissions and Trading Income	16.0	14.4
Other Operating Income	23.2	21.1
Investment Security Gains	.2	—

Total Noninterest Income	$593.3	$507.6

Assets under custody totaled $3.16 trillion at June 30, 2006. This represents an increase in assets under custody of 1% from March 31, 2006 and 17% from June 30, 2005. Assets under management totaled $640.1 billion compared with $652.8 billion at March 31, 2006 and $589.8 billion at June 30, 2005. As of the current quarter-end, managed assets were invested 38% in equities, 17% in fixed-income securities, and 45% in cash and other assets.

Assets Under Custody (In Billions)	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005

Corporate & Institutional	$2,925.2	$2,889.8	$2,699.7	$2,483.7
Personal	234.9	235.6	225.6	213.9

Total Assets Under Custody	$3,160.1	$3,125.4	$2,925.3	$2,697.6

Assets Under Management (In Billions)	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005

Corporate & Institutional	$517.1	$531.3	$500.7	$478.3
Personal	123.0	121.5	117.2	111.5

Total Assets Under Management	$640.1	$652.8	$617.9	$589.8

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

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS in the quarter increased 15% to $259.9 million from the year-ago quarter reflecting growth in all major products and services, new business, and improved equity markets. Custody and fund administration fees in the second quarter totaled $121.3 million, up 16% from the prior year, reflecting strong growth in our international business. Securities lending fees totaled $60.9 million, up 30% compared with last year’s second quarter, reflecting higher volumes and improved interest spreads on the investment of cash collateral. Fees from asset management grew 4% to $62.3 million.

C&IS assets under custody totaled $2.93 trillion at June 30, 2006, up 18% from a year ago, and include $1.44 trillion of global custody assets, a 33% increase compared with a year ago. C&IS assets under management totaled $517.1 billion, an 8% increase from the prior year. As of the current quarter-end, C&IS managed assets were invested 35% in equities, 13% in fixed-income securities, and 52% in cash and other assets.

Trust, investment and other servicing fees from PFS in the quarter increased 10% and totaled $192.9 million compared with $175.4 million a year ago. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth continued to be broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $234.9 billion at June 30, 2006, compared with $213.9 billion at June 30, 2005. PFS assets under management totaled $123.0 billion at June 30, 2006, compared with $111.5 billion at June 30, 2005. As of the current quarter-end, PFS managed assets were invested 49% in equities, 35% in fixed-income securities, and 16% in cash and other assets.

Foreign exchange trading income reached a record $84.4 million, up 64% from the prior year quarter. The record results reflect continued strong client volumes and higher market volatility. Treasury management fees in the quarter were $16.7 million compared with $18.4 million in the same quarter last year. This decrease was offset by improved net interest income as clients (consistent with historical experience in a higher interest rate environment) opted to pay for services via compensating balances. Record revenues from security commissions and trading income equaled $16.0 million, up 12% from the prior year, driven by strong growth in core brokerage services. Other operating income, the components of which are listed below, was $23.2 million for the second quarter compared with $21.1 million in the same period last year.

Other Operating Income (In Millions)	Three Months Ended June 30
	2006	2005
Loan Service Fees	$4.2	$5.0
Banking Service Fees	9.0	8.8
Other Income	10.0	7.3

Total Other Operating Income	$23.2	$21.1

Net Interest Income

Net interest income for the quarter totaled a record $182.9 million, 11% higher than the $165.1 million reported in the second quarter of 2005. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to a fully taxable equivalent (FTE) basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled a record $199.0 million, up 11% from $179.8 million reported in the prior year quarter. The increase reflects higher levels of average earning assets, with the net interest margin of 1.73% down slightly from 1.74% in the prior year quarter. Average earning assets of $46.1 billion were 11% higher than a year ago. Securities increased 16% and averaged $11.3 billion, with the increase concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 9% to $20.4 billion, while average money market assets increased 12% to $14.4 billion.

Average U.S. loans outstanding during the quarter totaled $19.1 billion, 7% higher than the $17.9 billion in last year’s second quarter. Non-U.S. loans increased $413 million on average from the prior year quarter to $1.3 billion. Residential mortgages averaged $8.5 billion in the quarter, up 4% from the prior year’s second quarter, and represented 42% of the total average loan and lease portfolio. Commercial and industrial loans averaged $4.1 billion, up 14% from $3.6 billion last year, while personal loans averaged $3.0 billion, up 8% from last year’s second quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $30.5 billion, up 12% from the second quarter of 2005. Non-U.S. office time deposits increased $3.7 billion or 20% from last year’s second quarter, resulting primarily from growth in our international business. Retail deposit levels decreased $555 million due primarily to lower balances in money market deposit accounts, offset in part by higher levels of savings certificates. Other interest-related funds averaged $9.4 billion in the quarter compared with $8.0 billion in last year’s second quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $6.2 billion compared with $6.1 billion in last year’s second quarter.

Provision for Credit Losses

The provision for credit losses in the quarter totaled $3.0 million compared with no provision in the prior year quarter. The reserve for credit losses at June 30, 2006 was $143.5 million compared with $136.0 million at December 31, 2005 and $138.9 million at June 30, 2005. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 36.

Noninterest Expenses

Noninterest expenses totaled $492.0 million for the quarter, up 11% from $441.6 million in the year-ago quarter.

Noninterest Expenses (In Millions)	Three Months Ended June 30
	2006	2005
Compensation	$221.1	$197.0
Employee Benefits	55.9	48.9
Occupancy Expense	39.2	32.7
Equipment Expense	19.6	20.6
Other Operating Expenses	156.2	142.4

Total Noninterest Expenses	$492.0	$441.6

Compensation and employee benefit expenses totaled $277.0 million, up $31.1 million or 13% compared with last year. The current quarter increase was driven by higher performance-based compensation, increased staff levels, annual salary increases, and higher employment taxes, pension and health care costs. The increase also reflects the $2.7 million in stock option expense associated with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Staff on a full-time equivalent basis at June 30, 2006 totaled approximately 9,300, up 4% from a year ago.

Occupancy expense totaled $39.2 million compared with $32.7 million in the second quarter of 2005. The increase was primarily attributable to a $4.8 million charge relating to the decision to exit certain leased property prior to the end of the lease term. The remainder of the increase is attributable to higher rent levels and real estate taxes.

Equipment expense, comprised of depreciation, rental, and maintenance costs, totaled $19.6 million compared with $20.6 million reported in the second quarter of 2005.

Noninterest Expenses (continued)

Other operating expenses in the quarter totaled $156.2 million compared with $142.4 million last year. The current quarter increase reflects higher expenses for consulting services, fees for global subcustody and computer software amortization. The components of other operating expenses were as follows:

Other Operating Expenses (In Millions)	Three Months Ended June 30
	2006	2005
Outside Services Purchased	$76.6	$69.1
Software Amortization and Other Costs	29.5	27.3
Business Promotion	16.8	16.9
Other Intangibles Amortization	5.6	6.3
Other Expenses	27.7	22.8

Total Other Operating Expenses	$156.2	$142.4

Provision for Income Taxes

Total income tax expense for the quarter was $113.3 million representing an effective rate of 40.3%. This compares with $81.1 million in the prior year, representing an effective rate of 35.1%. The increased provision reflects the increase in pre-tax earnings and the reserve adjustments associated with Northern Trust’s leveraged leasing portfolio. In the second quarter, Northern Trust increased by approximately $11 million its tax reserves for uncertainties associated with the timing of tax deductions related to certain leveraged lease transactions that have been challenged by the IRS. The decision to increase tax reserves reflects Northern Trust’s evaluation of recent developments in the industry relating to this matter.

The recently enacted TIPRA legislation repealed the exclusion from federal income taxation of certain income generated by a form of a leveraged lease known as an Ownership Foreign Sales Corporation (OFSC) transaction. Lease accounting standards require that the cumulative effect of a change in a significant assumption that impacts the cash flows of a leveraged lease, such as a tax law change, be recognized in the period in which the change occurs. As a result of this legislation, a net after tax adjustment of $4.0 million was recorded in the second quarter, representing a $5.8 million tax provision offset by $1.8 million of interest income on leases.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the three- and six- month periods ended June 30, 2006 and 2005.

Results of Operations Three Months ($ In Millions)	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005
Noninterest Income Trust, Investment and Other Servicing Fees	$259.9	$226.7	$192.9	$175.4	$—	$—	$452.8	$402.1
Other	113.4	78.4	24.8	25.1	2.3	2.0	140.5	105.5
Net Interest Income *	79.3	61.2	123.9	122.0	(4.2)	(3.4)	199.0	179.8
Provision for Credit Losses	(.6)	—	3.6	—	—	—	3.0	—
Noninterest Expenses	257.5	224.2	213.6	199.8	20.9	17.6	492.0	441.6

Income before Income Taxes*	195.7	142.1	124.4	122.7	(22.8)	(19.0)	297.3	245.8
Provision for Income Taxes*	92.1	55.4	48.2	47.5	(10.9)	(7.1)	129.4	95.8

Net Income	$103.6	$86.7	$76.2	$75.2	$(11.9)	$(11.9)	$167.9	$150.0

Percentage of Consolidated Net Income	62%	58%	45%	50%	(7)%	(8)%	100%	100%

Average Assets	$34,517.7	$28,847.4	$17,899.9	$17,002.6	$315.9	$880.7	$52,733.5	$46,730.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $16.1 million for 2006 and $14.7 million for 2005.

Results of Operations Six Months ($ In Millions)	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005
Noninterest Income Trust, Investment and Other Servicing Fees	$512.9	$411.2	$382.4	$348.1	$—	$—	$895.3	$759.3
Other	195.1	144.9	49.1	48.6	6.2	4.2	250.4	197.7
Net Interest Income *	150.1	116.9	247.6	240.0	(8.1)	(5.4)	389.6	351.5
Provision for Credit Losses	3.7	(1.7)	3.3	1.7	—	—	7.0	—
Noninterest Expenses	495.7	407.7	423.8	394.6	45.8	34.3	965.3	836.6

Income before Income Taxes*	358.7	267.0	252.0	240.4	(47.7)	(35.5)	563.0	471.9
Provision for Income Taxes*	155.5	104.0	97.7	93.1	(21.1)	(14.3)	232.1	182.8

Net Income	$203.2	$163.0	$154.3	$147.3	$(26.6)	$(21.2)	$330.9	$289.1

Percentage of Consolidated Net Income	61%	56%	47%	51%	(8)%	(7)%	100%	100%

Average Assets	$33,088.8	$26,425.8	$17,635.0	$16,880.5	$480.7	$1,861.6	$51,204.5	$45,167.9

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $31.4 million for 2006 and $29.0 million for 2005.

Corporate and Institutional Services

C&IS net income for the second quarter totaled $103.6 million compared with $86.7 million reported in 2005. Noninterest income was $373.3 million, up 22% from $305.1 million in last year’s second quarter. Trust, investment and other servicing fees increased 15% to $259.9 million from the year-ago quarter reflecting strong growth in all major products and services, new business, and improved equity markets. Custody and fund administration fees in the second quarter totaled $121.3 million, up 16% from the prior year, reflecting strong growth in our international business. Securities lending fees totaled $60.9 million, up 30% compared with last year’s second quarter, reflecting higher volumes and improved spreads on the investment of cash collateral. Fees from asset management grew 4% to $62.3 million. Other noninterest income was $113.4 million compared with $78.4 million in last year’s second quarter. Foreign exchange trading income was $82.2 million compared with $50.3 million in the second quarter of last year. Treasury management fees were 11% lower in the quarter, offset by higher levels of custody related deposit revenues.

Net interest income stated on a FTE basis was $79.3 million, up 30% from $61.2 million in last year’s second quarter. The increase reflects higher levels of earning assets and an improvement in the net interest margin. Average earning assets increased $4.3 billion or 17% concentrated in short-term money market assets, funded primarily with non-U.S. office time deposits. The net interest margin increased to 1.09% compared with .99% in the prior year quarter.

The $.6 million negative provision for credit losses in the current quarter compares with no provision in the second quarter of last year. The negative provision is due primarily to the payoff of a lower rated commercial loan, offset in part by growth in the commercial portfolio. Total noninterest expenses of C&IS, which include both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 15% and totaled $257.5 million for the second quarter. The current quarter increase was driven by annual salary increases, higher staff levels, employee benefit charges, occupancy, consulting services, and higher allocations for product and operating support. The higher occupancy expense included the $4.8 million charge related to the decision to exit certain leased property prior to the end of the lease term. The higher provision for income taxes reflects increases in pre-tax earnings and the reserve adjustments associated with Northern Trust’s leveraged leasing portfolio.

Personal Financial Services

PFS net income for the quarter was $76.2 million, up 1% from $75.2 million reported a year ago. Trust, investment and other servicing fees increased 10% and totaled $192.9 million compared with $175.4 million a year ago. The increase in PFS fees resulted primarily from improved equity markets and new business. Revenue growth continued to be broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $24.8 million compared with $25.1 million in the prior year quarter.

Net interest income stated on a FTE basis was $123.9 million in the current quarter compared with $122.0 million in the prior year’s second quarter. The slight increase reflects a 6% increase in average earning assets, concentrated in the loan portfolio, offset by a reduction in the net interest margin from 3.01% last year to 2.88% in the current quarter. The decline in the net interest margin is primarily a result of rising interest rates on deposits and a greater level of funding from short term borrowings.

A provision for credit losses of $3.6 million was recorded in the current quarter compared with no provision recorded last year. The increase is due primarily to the growth of the loan portfolio, partially offset by repayments received on lower rated loans. Total noninterest expenses of PFS, which includes both direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 7% to $213.6 million from $199.8 million in last year’s second quarter. The current quarter increase reflects annual salary increases and higher expenses for employee benefits, consulting services, and allocations for product and operating support.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the second quarter was a negative $4.2 million compared with a negative $3.4 million in the year-ago quarter. Noninterest expenses totaled $20.9 million for the quarter, compared with $17.6 million in the year-ago period.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $1.49 for the six-month period ended June 30, 2006, compared with $1.31 per share earned a year ago. Net income was $330.9 million compared with $289.1 million reported last year. The ROE was 18.13% for the six months compared with 17.46% last year, while the ROA was 1.30% compared with 1.29% in the previous year. Total revenues were 17% higher than the prior year while total expenses increased 15%, resulting in a productivity ratio of 159% compared with 156% last year.

Revenues stated on a FTE basis of $1.54 billion were up 17% from the $1.31 billion last year. Trust, investment and other servicing fees were $895.3 million for the period, up 18% compared with $759.3 million last year. Trust, investment and other servicing fees represented 58% of total revenues and total fee-related income represented 75% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 25% to $512.9 million from $411.2 million in the year-ago period. Custody and fund administration fees increased 36% to $245.9 million for the period, reflecting strong growth in global fees. Securities lending fees totaled $109.2 million compared with $80.9 million last year, primarily reflecting higher volumes and improved investment spreads on the investment of cash collateral, while fees from asset management grew 6% to $125.8 million.

Trust, investment and other servicing fees from PFS in the period increased 10% and totaled $382.4 million compared with $348.1 million last year. The increase resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading income was $140.2 million in the period compared with $89.8 million last year. Treasury management fees were $33.7 million, down 11% from the comparable period last year. The majority of this decrease was offset by improved net interest income as clients opted to pay for services via compensating deposit balances. Revenues from security commissions and trading income were $31.6 million compared with $28.5 million in the prior year. Other operating income was $44.6 million for the period compared with $41.2 million in the same period last year.

Net Interest Income

Net interest income, stated on a fully taxable equivalent basis, totaled $389.6 million, an increase of 11% from the $351.5 million reported in the prior year period. The net interest margin of 1.76% was unchanged from the prior period. Total average earning assets of $44.6 billion were 11% higher than a year ago. Money market assets were up 10% and averaged $13.4 billion for the period. Average securities increased 18% to $11.2 billion while average loans and leases were up 9% to $20.0 billion.

Provision for Credit Losses

The provision for credit losses was $7.0 million for the first six months, compared with no provision in 2005. Net recoveries totaled $.4 million compared with net charge-offs of $.4 million in the same period of 2005.

Noninterest Expenses

Noninterest expenses totaled $965.3 million for the period, up 15% from $836.6 million a year-ago. Compensation and employee benefits of $549.0 million represented 57% of total operating expenses and included $12.9 million of expense associated with stock options. The current period expenses also reflect higher staff levels, annual salary increases and higher performance-based compensation, employment taxes, pension and health care costs.

Occupancy expense totaled $74.3 million, up 18% from $63.0 million in the prior year, resulting from the leased property exit charge in the second quarter, higher rental costs, real estate taxes and amortization of leasehold improvements.

Equipment expense, comprised of depreciation, rental and maintenance costs, totaled $39.2 million, down 2% from $39.9 million in 2005.

Other expense categories totaled $302.8 million for the period, up 15% from $263.2 million in 2005. The increase primarily reflects higher expenses for consulting and other professional services, fees for global subcustody services, business promotion and amortization expense of intangible assets.

BALANCE SHEET

Total assets at June 30, 2006 were $53.3 billion and averaged $52.7 billion for the second quarter, compared with last year’s average of $46.7 billion. Loans and leases totaled $21.3 billion at June 30, 2006 and averaged $20.4 billion for the second quarter, compared with $20.0 billion at June 30, 2005 and the $18.8 billion average for the second quarter last year. Securities totaled $10.5 billion at June 30, 2006 and averaged $11.3 billion for the quarter, compared with $8.3 billion at June 30, 2005 and $9.7 billion on average last year. Money market assets totaled $13.7 billion at June 30, 2006 and averaged $14.4 billion in the second quarter, up 12% from the year-ago quarter. The growth in total assets was funded primarily through increases in both interest- and noninterest-bearing deposits, which averaged $37.0 billion in the quarter compared with $33.1 billion last year, short-term borrowings, and common stockholders’ equity.

Common stockholders’ equity increased to $3.8 billion at June 30, 2006 and averaged $3.7 billion for the quarter, up 11% from last year’s second quarter. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 1.1 million shares at a cost of $63.0 million ($57.54 average price per share). An additional 1.4 million shares are authorized for purchase after June 30, 2006 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2006 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to second quarter average assets) at June 30, 2006 also exceeded the minimum regulatory requirement of 3%. Shown below are the June 30, 2006 and June 30, 2005 capital ratios of Northern Trust and of the Bank.

	June 30, 2006		June 30, 2005
Capital Ratios	Northern Trust Corporation	The Northern Trust Company	Northern Trust Corporation	The Northern Trust Company
Tier 1 Capital	10.0%	8.2%	9.8%	8.1%
Total Capital	12.4%	11.0%	12.7%	11.6%
Leverage Ratio	6.8%	5.3%	6.9%	5.6%

Each of Northern Trust’s other subsidiary banks had June 30, 2006 ratios of 10.4% or higher for tier 1 capital, 11.0% or higher for total risk-based capital, and 8.1% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at June 30, 2006 totaled $32.8 million compared with $31.2 million at March 31, 2006 and $30.1 million at June 30, 2005. Nonaccrual loans and leases, consisting primarily of commercial loans, totaled $30.1 million, or .14% of total loans and leases at June 30, 2006. At March 31, 2006 and June 30, 2005, nonaccrual loans and leases totaled $31.1 million and $30.1 million, respectively. The $1.0 million decrease in nonperforming loans during the quarter is the result of principal repayments offset, in part, by the reclassification of one loan to nonperforming.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005
Nonaccrual Loans
U.S.
Residential Real Estate	$2.0	$7.2	$5.0	$2.8
Commercial	19.2	14.1	16.1	26.3
Commercial Real Estate	—	—	—	.4
Personal	7.7	8.6	8.7	.6
Non-U.S.	1.2	1.2	1.2	—

Total Nonaccrual Loans	30.1	31.1	31.0	30.1
Other Real Estate Owned	2.7	.1	.1	—

Total Nonperforming Assets	$32.8	$31.2	$31.1	$30.1

90 Day Past Due Loans Still Accruing	$21.6	$19.9	$29.9	$19.8

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

Note 6 to the Consolidated Financial Statements includes a table that details the changes in the reserve for credit losses during the three- and six- month periods ended June 30, 2006 and June 30, 2005 due to charge-offs, recoveries and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at June 30, 2006, March 31, 2006, December 31, 2005 and June 30, 2005.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	June 30, 2006		March 31, 2006		December 31, 2005		June 30, 2005
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$20.0	—%	$19.0	—%	$20.3	—%	$19.7	—%

Allocated Inherent Reserve
Residential Real Estate	12.2	40	11.2	41	12.4	42	11.7	41
Commercial	52.1	20	52.3	19	48.3	18	51.5	18
Commercial Real Estate	20.0	8	18.8	8	17.7	7	17.2	7
Personal	5.6	14	6.1	15	6.1	15	8.1	15
Other	—	4	—	5	—	4	—	5
Lease Financing	3.4	6	3.9	6	3.9	6	4.5	6
Non-U.S.	4.5	8	3.7	6	2.9	8	1.9	8

Total Allocated Inherent Reserve	$97.8	100%	$96.0	100%	$91.3	100%	$94.9	100%

Unallocated Inherent Reserve	25.7	—	24.9	—	24.4	—	24.3	—

Total Reserve	$143.5	100%	$139.9	100%	$136.0	100%	$138.9	100%

Reserve Assigned to:
Loans and Leases	$133.5		$129.3		$125.4		$129.9
Unfunded Commitments and Standby Letters of Credit	10.0		10.6		10.6		9.0

Total Reserve	$143.5		$139.9		$136.0		$138.9

Specific Component of Reserve. At June 30, 2006, the specific component of the reserve stood at $20.0 million compared with $19.0 million at March 31, 2006. The $1.0 million increase in specific reserves from March 31, 2006 is due primarily to the reclassification of a loan to nonperforming partially offset by principal repayments received.

Allocated Inherent Component of Reserve. The allocated inherent portion of the reserve totaled $97.8 million at June 30, 2006 compared with $96.0 million at March 31, 2006. This component of the reserve increased by $1.8 million due primarily to the growth in commercial loan volumes offset in part by principal repayments received on lower rated loans.

Unallocated Inherent Component of Reserve. The unallocated portion of the inherent loss reserve is based on management’s review of other factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $25.7 million at June 30, 2006.

Other Factors. At June 30, 2006, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $56.5 million of which $26.9 million was classified as impaired, down from $73 million at March 31, 2006 when $27.8 million was classified as impaired, and down from $87 million at June 30, 2005 when $27.7 million was classified as impaired. The majority of the decrease from March 31, 2006 reflects the receipt of principal repayments.

Provision and Reserve for Credit Losses (continued)

Overall Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $143.5 million at June 30, 2006. The reserve of $133.5 million assigned to loans and leases, as a percentage of total loans and leases was .63% at June 30, 2006, compared with .65% at March 31, 2006.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $10.0 million at June 30, 2006, a decrease of $.6 million from the prior quarter.

Provision. The provision for credit losses was $3.0 million in the second quarter of 2006 compared with no provision in the prior year quarter. The increase is due primarily to the growth of the commercial loan portfolio and the reclassification of one loan to nonperforming, partially offset by repayments received on lower rated loans.

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

FACTORS AFFECTING FUTURE RESULTS (continued)

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

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational and Fiduciary Risk Management” in the 2005 Financial Annual Report to Shareholders (pages 20 - 30), in the section of the “Notes to Consolidated Financial Statements” in the 2005 Financial Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 62 - 63), in the sections of “Item 1 – Business” of the 2005 Annual Report on Form 10-K captioned “Government Polices,” “Competition” and “Regulation and Supervision” (pages 6 - 13) and “Item 1A – Risk Factors” of the 2005 Annual report on Form 10-K. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Second Quarter
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	2006			2005
	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$15.3	$1,246.5	4.95%	$8.8	$1,190.3	2.97%
Time Deposits with Banks	119.5	13,152.9	3.64	94.7	11,683.3	3.25
Other Interest-Bearing	.3	27.9	4.64	.2	35.2	3.08

Total Money Market Assets	135.1	14,427.3	3.76	103.7	12,908.8	3.22

Securities
U.S. Government	2.1	177.6	4.92	.2	33.3	2.78
Obligations of States and Political Subdivisions	15.1	900.0	6.71	16.1	930.9	6.91
Government Sponsored Agency	115.0	9,199.4	5.01	56.1	7,248.8	3.10
Other	12.8	974.7	5.23	14.7	1,505.6	3.92

Total Securities	145.0	11,251.7	5.17	87.1	9,718.6	3.59

Loans and Leases	276.8	20,416.7	5.44	218.7	18,769.2	4.67

Total Earning Assets	$556.9	46,095.7	4.85%	$409.5	41,396.6	3.97%

Reserve for Credit Losses Assigned to Loans and Leases	—	(129.8)	—	—	(130.5)	—
Cash and Due from Banks	—	3,080.0	—	—	2,032.2	—
Other Assets	—	3,687.6	—	—	3,432.4	—

Total Assets	—	$52,733.5	—	—	$46,730.7	—

Average Source of Funds
Deposits
Savings and Money Market	$45.5	$6,584.8	2.77%	$27.0	$7,245.1	1.50%
Savings Certificates	16.0	1,590.3	4.03	10.6	1,485.5	2.88
Other Time	4.2	400.9	4.13	2.4	368.9	2.59
Non-U.S. Offices Time	188.8	21,915.1	3.46	113.1	18,195.4	2.49

Total Interest-Bearing Deposits	254.5	30,491.1	3.35	153.1	27,294.9	2.25
Short-Term Borrowings	58.2	6,099.4	3.83	28.3	4,517.9	2.51
Senior Notes	2.9	280.9	4.15	3.3	287.1	4.60
Long-Term Debt	39.3	2,725.7	5.71	42.4	2,902.2	5.77
Floating Rate Capital Debt	3.0	276.3	4.36	2.6	276.3	3.68

Total Interest-Related Funds	357.9	39,873.4	3.60	229.7	35,278.4	2.61

Interest Rate Spread	—	—	1.25%	—	—	1.36%
Noninterest-Bearing Deposits	—	6,552.9	—	—	5,766.2	—
Other Liabilities	—	2,575.2	—	—	2,312.3	—
Stockholders’ Equity	—	3,732.0	—	—	3,373.8	—

Total Liabilities and Stockholders’ Equity	—	$52,733.5	—	—	$46,730.7	—

Net Interest Income/Margin (FTE Adjusted)	$199.0	—	1.73%	$179.8	—	1.74%

Net Interest Income/Margin (Unadjusted)	$182.9	—	1.59%	$165.1	—	1.60%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Second Quarter 2006/2005
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$51.8	$95.6	$147.4
Interest-Related Funds	38.7	89.5	128.2

Net Interest Income (FTE)	$13.1	$6.1	$19.2

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Six Months
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	2006			2005
	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$26.0	$1,101.9	4.77%	$13.5	$973.8	2.80%
Time Deposits with Banks	216.8	12,321.7	3.55	173.8	11,261.6	3.11
Other Interest-Bearing	.7	33.1	4.03	.4	34.9	2.52

Total Money Market Assets	243.5	13,456.7	3.65	187.7	12,270.3	3.09

Securities
U.S. Government	3.8	162.1	4.78	.4	32.0	2.61
Obligations of States and Political Subdivisions	30.4	903.0	6.74	32.1	926.0	6.94
Government Sponsored Agency	213.8	8,990.9	4.79	100.2	7,098.8	2.85
Other	27.4	1,104.9	4.93	27.2	1,441.8	3.81

Total Securities	275.4	11,160.9	4.97	159.9	9,498.6	3.39

Loans and Leases	530.4	20,031.7	5.34	419.7	18,420.4	4.59

Total Earning Assets	$1,049.3	44,649.3	4.74%	$767.3	40,189.3	3.85%

Reserve for Credit Losses Assigned to Loans and Leases	—	(127.5)	—	—	(130.7)	—
Cash and Due from Banks	—	3,194.2	—	—	2,040.5	—
Other Assets	—	3,488.5	—	—	3,068.8	—

Total Assets	—	$51,204.5	—	—	$45,167.9	—

Average Source of Funds
Deposits
Savings and Money Market	$88.9	$6,799.3	2.64%	$49.4	$7,348.0	1.36%
Savings Certificates	30.7	1,602.4	3.87	20.8	1,492.1	2.81
Other Time	7.7	392.5	3.93	4.5	375.4	2.41
Non-U.S. Offices Time	338.9	20,675.0	3.31	191.6	16,426.5	2.35

Total Interest-Bearing Deposits	466.2	29,469.2	3.19	266.3	25,642.0	2.09
Short-Term Borrowings	102.5	5,769.0	3.58	57.5	4,983.1	2.33
Senior Notes	5.8	277.8	4.15	5.4	239.0	4.58
Long-Term Debt	78.6	2,750.2	5.68	81.8	2,793.1	5.83
Floating Rate Capital Debt	6.6	276.4	4.78	4.8	276.3	3.43

Total Interest-Related Funds	659.7	38,542.6	3.45	415.8	33,933.5	2.47

Interest Rate Spread	—	—	1.29%	—	—	1.38%
Noninterest-Bearing Deposits	—	6,443.0	—	—	5,755.0	—
Other Liabilities	—	2,539.0	—	—	2,140.0	—
Stockholders’ Equity	—	3,679.9	—	—	3,339.4	—

Total Liabilities and Stockholders’ Equity	—	$51,204.5	—	—	$45,167.9	—

Net Interest Income/Margin (FTE Adjusted)	$389.6	—	1.76%	$351.5	—	1.76%

Net Interest Income/Margin (Unadjusted)	$358.2	—	1.62%	$322.5	—	1.62%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2006/2005
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$93.8	$188.2	$282.0
Interest-Related Funds	68.2	175.7	243.9

Net Interest Income (FTE)	$25.6	$12.5	$38.1

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 38 of this document.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to an agreement to settle all claims asserted against the Corporation’s principal subsidiary, The Northern Trust Company, in Tittle v. Enron Corp., an ERISA class action case filed in 2001 is incorporated herein by reference to the fourth paragraph under Note 13 titled “Contingent Liabilities” on page 21 of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2006 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1-30, 2006	179,527	$57.27	179,527
May 1-31, 2006	732,796	57.88	732,796
June 1-30, 2006	182,192	56.44	182,192

Total (Second Quarter)	1,094,515	$57.54	1,094,515	1,411,482

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced April 16, 2003, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6. Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Fourth Amendment dated and effective May 4, 2006 to the Northern Trust Corporation Deferred Compensation Plan dated May 1, 1998.

(ii)	Amendment Number Three dated June 6, 2006 to the Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 31, 2006	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and
Chief Financial Officer

Date: July 31, 2006	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description
(10)	Material Contracts

(i) Fourth Amendment dated and effective May 4, 2006 to the Northern Trust Corporation Deferred Compensation Plan dated May 1, 1998.

(ii) Amendment Number Three dated June 6, 2006 to the Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.