Form 10-Q
period 2006-09-30
NORTHERN TRUST CORP
filed 2006-10-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

217,989,875 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2006)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	September 30 2006	December 31 2005	September 30 2005

Assets
Cash and Due from Banks	$3,824.9	$2,996.2	$2,478.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,046.3	4,845.1	1,005.5
Time Deposits with Banks	13,582.9	11,123.1	10,855.7
Other Interest-Bearing	27.6	67.5	35.9
Securities
Available for Sale	10,996.5	9,970.7	9,343.8
Held to Maturity (Fair value - $1,134.9 at September 2006, $1,161.6 at December 2005, $1,166.4 at September 2005)	1,115.3	1,135.5	1,137.4
Trading Account	7.8	2.8	3.9

Total Securities	12,119.6	11,109.0	10,485.1

Loans and Leases
Commercial and Other	12,649.9	11,628.0	11,061.0
Residential Mortgages	8,619.4	8,340.5	8,253.3

Total Loans and Leases (Net of unearned income - $494.3 at September 2006, $451.1 at December 2005, $456.5 at September 2005)	21,269.3	19,968.5	19,314.3

Reserve for Credit Losses Assigned to Loans and Leases	(139.4)	(125.4)	(126.4)
Buildings and Equipment	471.6	471.5	475.1
Customers’ Acceptance Liability	.7	.7	.7
Trust Security Settlement Receivables	250.7	317.0	284.2
Other Assets	2,746.7	2,640.6	3,618.9

Total Assets	$55,200.9	$53,413.8	$48,427.4

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,780.8	$5,383.6	$4,865.8
Savings and Money Market	6,235.2	8,278.9	7,128.2
Savings Certificates	1,733.8	1,565.2	1,525.0
Other Time	465.6	391.6	385.9
Non-U.S. Offices - Demand	2,307.7	2,043.2	1,857.9
- Time	23,152.8	20,857.0	17,732.6

Total Deposits	38,675.9	38,519.5	33,495.4
Federal Funds Purchased	784.3	1,096.9	1,217.8
Securities Sold Under Agreements to Repurchase	1,909.0	1,610.8	1,565.9
Commercial Paper	—	144.6	135.0
Other Borrowings	4,054.9	2,647.9	1,385.8
Senior Notes	535.9	272.5	276.2
Long-Term Debt	2,551.0	2,818.1	2,946.1
Floating Rate Capital Debt	276.5	276.4	276.4
Liability on Acceptances	.7	.7	.7
Other Liabilities	2,476.7	2,425.6	3,599.1

Total Liabilities	51,264.9	49,813.0	44,898.4

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 217,989,875 shares at September 2006, 218,128,986 shares at December 2005 and 218,246,333 shares at September 2005	379.8	379.8	379.8
Additional Paid-In Capital	33.7	—	—
Retained Earnings	4,016.3	3,672.1	3,574.4
Accumulated Other Comprehensive Income	(10.5)	(18.7)	(18.6)
Common Stock Issuable - Stock Incentive Plans	—	55.5	73.1
Deferred Compensation	—	(29.5)	(32.4)
Treasury Stock (at cost, 9,931,649 shares at September 2006, 9,792,538 shares at December 2005 and 9,675,191 shares at September 2005)	(483.3)	(458.4)	(447.3)

Total Stockholders’ Equity	3,936.0	3,600.8	3,529.0

Total Liabilities and Stockholders’ Equity	$55,200.9	$53,413.8	$48,427.4

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2006	2005	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$438.1	$396.6	$1,333.4	$1,155.9
Foreign Exchange Trading Income	52.8	46.4	193.0	136.2
Treasury Management Fees	16.4	17.3	50.1	55.4
Security Commissions and Trading Income	15.5	13.9	47.1	42.4
Other Operating Income	28.3	27.4	72.9	68.6
Investment Security Gains	—	.1	.3	.2

Total Noninterest Income	551.1	501.7	1,696.8	1,458.7

Net Interest Income
Interest Income	566.3	410.3	1,584.2	1,148.6
Interest Expense	383.9	241.9	1,043.6	657.7

Net Interest Income	182.4	168.4	540.6	490.9
Provision for Credit Losses	6.0	2.5	13.0	2.5

Net Interest Income after Provision for Credit Losses	176.4	165.9	527.6	488.4

Noninterest Expenses
Compensation	215.5	198.6	653.3	573.8
Employee Benefits	52.7	47.9	163.9	143.2
Occupancy Expense	33.8	33.3	108.1	96.3
Equipment Expense	20.4	20.7	59.6	60.6
Other Operating Expenses	154.6	141.1	457.4	404.3

Total Noninterest Expenses	477.0	441.6	1,442.3	1,278.2

Income before Income Taxes	250.5	226.0	782.1	668.9
Provision for Income Taxes	86.8	78.3	287.5	232.1

Net Income	$163.7	$147.7	$494.6	$436.8

Per Common Share
Net Income
- Basic	$.75	$.68	$2.27	$2.00
- Diluted	.74	.67	2.23	1.97

Cash Dividends Declared	.23	.21	.69	.63

Average Number of Common Shares Outstanding - Basic	217,618,046	218,012,767	217,683,150	218,191,959
- Diluted	221,774,307	221,672,924	221,614,090	221,555,401

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME		NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions)	2006	2005	2006	2005
Net Income	$163.7	$147.7	$494.6	$436.8
Other Comprehensive Income (net of tax)
Net Unrealized Gains (Losses) on Securities Available for Sale	9.9	(4.4)	8.4	(4.6)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.2)	.5	1.4	(.9)
Foreign Currency Translation Adjustments	3.0	.8	(1.6)	1.6

Other Comprehensive Income	12.7	(3.1)	8.2	(3.9)

Comprehensive Income	$176.4	$144.6	$502.8	$432.9

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2006	2005
Common Stock
Balance at January 1 and September 30	$379.8	$379.8

Additional Paid-In Capital
Balance at January 1	—	—
Transferred from Common Stock Issuable - Stock Incentive Plans	55.5	—
Transferred from Deferred Compensation	(29.5)	—
Treasury Stock Transaction - Stock Options and Awards	(37.8)	—
Stock Options and Awards - Amortization	29.0	—
Stock Options and Awards - Taxes	16.5	—

Balance at September 30	33.7	—

Retained Earnings
Balance at January 1	3,672.1	3,300.6
Net Income	494.6	436.8
Dividend Declared - Common Stock	(150.4)	(137.6)
Stock Issued - Incentive Plan and Awards	—	(25.4)

Balance at September 30	4,016.3	3,574.4

Accumulated Other Comprehensive Income
Balance at January 1	(18.7)	(14.7)
Other Comprehensive Income (Loss)	8.2	(3.9)

Balance at September 30	(10.5)	(18.6)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	55.5	63.0
Transferred to Additional Paid-In Capital	(55.5)	—
Stock Issuable, net of Stock Issued	—	10.1

Balance at September 30	—	73.1

Deferred Compensation
Balance at January 1	(29.5)	(25.0)
Transferred to Additional Paid-In Capital	29.5	—
Compensation Deferred	—	(17.6)
Compensation Amortized	—	10.2

Balance at September 30	—	(32.4)

Treasury Stock
Balance at January 1	(458.4)	(408.1)
Stock Options and Awards	101.6	82.0
Stock Purchased	(126.5)	(121.2)

Balance at September 30	(483.3)	(447.3)

Total Stockholders’ Equity at September 30	$3,936.0	$3,529.0

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
($ In Millions)	2006	2005
Cash Flows from Operating Activities:
Net Income	$494.6	$436.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	13.0	2.5
Depreciation on Buildings and Equipment	61.4	61.4
Increase in Receivables	(112.2)	(98.6)
Increase (Decrease) in Interest Payable	(1.5)	2.6
Amortization and Accretion of Securities and Unearned Income	(95.7)	(156.7)
Gain on Sale of Building	—	(4.7)
Amortization and Retirement of Computer Software	67.4	63.2
Amortization of Other Intangibles	16.6	14.5
Net Increase in Trading Account Securities	(5.0)	(1.3)
Proceeds from Excess Tax Benefits Realized on Exercise of Stock Compensation	(16.5)	—
Other Operating Activities, net	(56.0)	20.4

Net Cash Provided by Operating Activities	366.2	340.1

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	3,798.8	334.4
Net (Increase) Decrease in Time Deposits with Banks	(2,459.8)	3,856.0
Net (Increase) Decrease in Other Interest-Bearing Assets	39.9	(1.5)
Purchases of Securities-Held to Maturity	(45.1)	(79.8)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	71.8	67.0
Purchases of Securities-Available for Sale	(73,307.3)	(32,437.0)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	72,684.5	31,898.7
Net Increase in Loans and Leases	(1,261.6)	(969.9)
Purchases of Buildings and Equipment, net	(61.4)	(57.1)
Purchases and Development of Computer Software	(108.5)	(84.2)
Net (Increase) Decrease in Trust Security Settlement Receivables	66.3	(135.3)
Decrease in Cash Due to Acquisitions	—	(457.8)
Proceeds from Sale of Building	—	4.9
Other Investing Activities, net	(143.2)	(237.7)

Net Cash Provided by (Used in) Investing Activities	(725.6)	1,700.7

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	156.4	(683.1)
Net Increase (Decrease) in Federal Funds Purchased	(312.6)	199.5
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	298.2	(1,282.0)
Net Decrease in Commercial Paper	(144.6)	(10.4)
Net Increase (Decrease) in Short-Term Other Borrowings	1,408.0	(71.4)
Proceeds from Term Federal Funds Purchased	4.0	200.3
Repayments of Term Federal Funds Purchased	(5.0)	(199.3)
Proceeds from Senior Notes & Long-Term Debt	449.1	815.2
Repayments of Senior Notes & Long-Term Debt	(488.6)	(376.5)
Treasury Stock Purchased	(123.1)	(118.0)
Net Proceeds from Stock Options	60.6	34.6
Proceeds from Excess Tax Benefits Realized on Exercise of Stock Compensation	16.5	—
Cash Dividends Paid on Common Stock	(150.4)	(137.7)
Other Financing Activities, net	(82.5)	88.3

Net Cash Provided by (Used in) Financing Activities	1,085.9	(1,540.5)

Effect of Foreign Currency Exchange Rates on Cash	102.2	(74.4)

Increase in Cash and Due from Banks	828.7	425.9
Cash and Due from Banks at Beginning of Year	2,996.2	2,052.5

Cash and Due from Banks at End of Period	$3,824.9	$2,478.4

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,045.1	$655.1
Income Taxes Paid	254.4	144.0

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of September 30, 2006 and 2005, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2005 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - On September 29, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No.158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in the funded status, in the year in which the changes occur, as a component of other comprehensive income. The funded status of a defined benefit plan is measured as the difference between the fair value of plan assets and the projected benefit obligation. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. For public companies, the requirement to recognize the funded status of a plan is effective for fiscal years ending after December 15, 2006, while the requirement to measure the funded status as of the employer’s year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Although Northern Trust’s primary qualified pension plan is fully funded, the December 31, 2006 adoption of this statement is currently expected to reduce stockholders’ equity, net of tax, by approximately $150 million to $160 million due to the requirement in SFAS No. 158 that an employer recognize any previously unrecognized actuarial gains and losses and prior service costs, net of tax, in accumulated other comprehensive income, a component of stockholders’ equity.

On July 13, 2006, the FASB issued its Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48), which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning

Notes to Consolidated Financial Statements (continued)

balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Northern Trust is currently evaluating this interpretation and its application; however, adoption as of January 1, 2007 is not expected to have a material effect on Northern Trust’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), which amends FASB Statement No. 13, “Accounting for Leases.” This Staff Position addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting by a lessor for that lease. FSP 13-2 requires a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation includes actual cash flows that occurred up to the date of the recalculation and projected cash flows thereafter. The change in the leveraged lease net investment balances as a result of the recalculation is recognized as a gain or loss in the year that the estimated cash flows change. Additionally, a lessor must apply the provisions of FIN 48 to its tax positions when initially calculating or subsequently recalculating leveraged lease cash flows and determining the related income allocation. The cumulative effect of applying the provisions of this Staff Position is reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of FSP 13-2 is required as of January 1, 2007 for calendar year-end companies. The adoption of this standard is expected to reduce Northern Trust’s stockholders’ equity by approximately $55 million to $65 million based on currently available information.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify hybrid instruments that contain embedded derivatives requiring bifurcation. SFAS No. 155 permits companies to irrevocably elect, on a deal by deal basis, fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption as of January 1, 2007 is not expected to have a material effect on Northern Trust’s consolidated financial position or results of operations.

3. Stock-Based Compensation Plans - Northern Trust adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-

Notes to Consolidated Financial Statements (continued)

based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Expense treatment under SFAS No. 123(R) for stock options granted through September 2006, including Northern Trust’s primary grant of 2006 options in February 2006, increased pre-tax compensation expense by $2.4 million in the quarter, resulting in a $.01 reduction in diluted earnings per share. For the nine months ended September 30, 2006, expense treatment increased pre-tax compensation expense by $15.3 million resulting in a $.04 reduction in diluted earnings per share. The pre-tax expense recorded in 2006 year-to-date includes $7.5 million attributable to options granted in the first quarter of 2006 to retirement-eligible employees, which were expensed in their entirety on the grant date. Northern Trust’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $18 million, which would result in an approximate $.05 reduction in diluted earnings per share.

Northern Trust’s share-based payment arrangements are described under “2002 Stock Plan” below. Total compensation expense for share-based payment arrangements was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions)	2006	2005	2006	2005
Stock Options	$2.4	$—	$15.3	$—
Stock and Stock Unit Awards	4.1	3.6	12.0	10.9
Performance Stock Units	.7	—	1.7	—

Total Share-Based Compensation Expense	$7.2	$3.6	$29.0	$10.9

Tax Benefits Recognized	$2.7	$1.3	$10.9	$4.1

As of September 30, 2006, there was $63.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s stock-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately 3 years.

Certain of Northern Trust’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under SFAS No. 123(R), Northern Trust has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Additionally, SFAS No. 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is expected to be rendered. Northern Trust does not include an estimate of future forfeitures in its recognition of stock-based compensation as historical forfeitures have not been significant. Stock-based compensation is adjusted based on forfeitures as they occur.

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

Pro forma information regarding net income and earnings per share is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. In February 2005, options with a weighted average fair value of $12.37 per share were granted. The terms of this option grant provided for full vesting on March 31, 2005. The pro forma information for the nine months ended September 30, 2005 presented below includes $29.7 million of pro forma expense reflecting the full vesting of the February 2005 option grant on March 31, 2005.

(In Millions Except per Share Information)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income as Reported	$147.7	$436.8
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Tax	2.3	6.8
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method, Net of Tax	(4.2)	(33.7)

Pro Forma Net Income	$145.8	$409.9

Earnings Per Share as Reported:
Basic	$.68	$2.00
Diluted	.67	1.97
Pro Forma Earnings Per Share:
Basic	$.67	$1.88
Diluted	.65	1.84

SFAS No. 123(R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123(R), Northern Trust presented all tax benefits realized from the exercise of stock options as operating cash flows in the statement of cash flows. For the nine months ended September 30, 2006 and 2005, excess tax benefits of $16.5 million and $10.4 million, respectively, are shown as financing cash inflows and operating cash inflows, respectively, in the consolidated statement of cash flows.

In addition, SFAS No. 123(R) requires that any deferred compensation related to awards granted prior to its adoption must be eliminated against the appropriate equity accounts. As a result, the presentation within the statement of changes in stockholders’ equity was revised to reflect the transfer of balances previously reported in the deferred compensation and common stock issuable – Stock Incentive Plans Accounts to Additional Paid-in Capital.

Notes to Consolidated Financial Statements (continued)

2002 Stock Plan

Effective April 16, 2002, the Corporation adopted the Northern Trust Corporation 2002 Stock Plan (the Plan) to replace the Northern Trust Corporation Amended 1992 Incentive Stock Plan (1992 Plan). The Plan is administered by the Compensation and Benefits Committee (Committee) of the Board of Directors. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and performance shares. The total number of shares of the Corporation’s common stock authorized for issuance under the Plan is 22,000,000. As of September 30, 2006, shares available for future grant under the Plan totaled 6,442,954.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used for options granted during the nine months ended September 30, 2006 and September 30, 2005 were as follows:

	Nine Months Ended September 30
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

Notes to Consolidated Financial Statements (continued)

The grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $27.0 million and $29.8 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September, 30 2005 was $55.3 million and $38.0 million, respectively. Cash received from options exercised totaled $60.6 million and $34.6 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions on options exercised during the nine months ended September 30, 2006 and 2005 was $13.6 million and $9.0 million, respectively.

Shares purchased under the Corporation’s share buyback program are held as treasury shares and can be used for general purposes of the Corporation, including the issuance of shares for stock options and other stock incentive plans. A summary of the status of stock options under the Plan and the 1992 Plan at September 30, 2006, and changes during the nine months then ended, are presented in the table below.

($ In Millions Except Per Share Information)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options Outstanding, December 31, 2005	23,401,604	$47.60
Granted	1,762,729	52.10
Exercised	2,141,621	29.89
Forfeited, expired or cancelled	204,995	62.68

Options Outstanding, September 30, 2006	22,817,717	$49.42	5.14	$205.6

Options Exercisable, September 30, 2006	19,759,887	$49.20	4.63	$182.4

The following is a summary of changes in nonvested stock options for the nine months ended September 30, 2006.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2005	3,258,806	$12.35
Granted	1,762,729	15.34
Vested	1,937,975	11.42
Forfeited or cancelled	25,730	12.79

Nonvested at September 30, 2006	3,057,830	$14.65

Stock and Stock Unit Awards - Stock or stock unit awards can be granted by the Committee to participants entitling them to receive a payment in cash or the Corporation’s common stock under the terms of the Plan and such other terms and conditions as the Committee deems appropriate. The stock units granted in 2006 vest at a rate equal to 50% on the third anniversary date of the grant and 50% on the fourth anniversary date. Dividend equivalents on the stock units are paid on a current basis prior to vesting and distribution.

Notes to Consolidated Financial Statements (continued)

Stock and stock unit grants totaled 380,661 and 425,663 with a weighted average grant-date fair value of $52.46 and $44.61 for the nine months ended September 30, 2006 and 2005, respectively. Grant-date fair values are based on the average of the high and the low prices of the Corporation’s stock on the date of grant.

A summary of the status of outstanding stock and stock unit awards under the Plan and the 1992 Plan at September 30, 2006, and changes during the nine months then ended, are presented in the table below.

($ In Millions)	Number	Aggregate Intrinsic Value
Stock and Stock Unit Awards Outstanding,
December 31, 2005	1,494,604
Granted	380,661
Distributed	60,621
Forfeited	37,268

Stock and Stock Unit Awards Outstanding,
September 30, 2006	1,777,376	$103.9

Units Convertible, September 30, 2006	387,353	$22.6

The following is a summary of the changes in nonvested stock and stock unit awards for the nine months ended September 30, 2006, and changes during the quarter then ended.

Nonvested Stock and Stock Units	Number	Weighted Average Grant-Date Fair Value Per Unit	Weighted Average Remaining Vesting Term (Years)
Nonvested at December 31, 2005	1,258,668	$48.12
Granted	380,661	52.46
Vested	212,038	62.30
Forfeited	37,268	37.68

Nonvested at September 30, 2006	1,390,023	$47.37	1.73

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

Performance stock unit grants totaled 152,280, with a weighted average grant-date fair value of $52.09, for the nine months ended September 30, 2006. Grant-date fair values are based on the average of the high and the low prices of Northern Trust’s stock on the date of grant. There were no performance stock units granted in 2005.

Notes to Consolidated Financial Statements (continued)

A summary of the status of performance stock units under the Plan and the 1992 Plan at September 30, 2006, and changes during the nine months then ended, are presented in the table below.

($ In Millions)	Units	Weighted Average Remaining Vesting Term (years)	Aggregate Intrinsic Value
Units Outstanding, December 31, 2005	—
Granted	152,280
Converted	—
Forfeited	1,686

Units Outstanding, September 30, 2006	150,594	2.4	$8.8

Units Convertible, September 30,2006	—	—	—

4. Securities - The following table summarizes the book and fair values of securities.

	September 30, 2006		December 31, 2005		September 30, 2005
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$17.8	$17.8	$17.9	$17.9	$17.8	$17.8
Obligations of States and Political Subdivisions	31.9	31.9	32.4	32.4	32.7	32.7
Government Sponsored Agency	10,078.8	10,078.8	8,801.0	8,801.0	8,116.0	8,116.0
Preferred Stock	9.8	9.8	9.6	9.6	29.6	29.6
Asset-Backed	674.2	674.2	950.9	950.9	955.7	955.7
Other	184.0	184.0	158.9	158.9	192.0	192.0

Subtotal	10,996.5	10,996.5	9,970.7	9,970.7	9,343.8	9,343.8

Held to Maturity
Obligations of States and Political Subdivisions	869.0	897.2	885.1	918.2	897.8	933.7
Government Sponsored Agency	15.1	14.9	9.9	9.7	10.3	10.2
Other	231.2	222.8	240.5	233.7	229.3	222.5

Subtotal	1,115.3	1,134.9	1,135.5	1,161.6	1,137.4	1,166.4

Trading Account	7.8	7.8	2.8	2.8	3.9	3.9

Total Securities	$12,119.6	$12,139.2	$11,109.0	$11,135.1	$10,485.1	$10,514.1

Notes to Consolidated Financial Statements (continued)

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	September 30, 2006
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$17.8	$—	$—	$17.8
Obligations of States and Political Subdivisions	30.6	1.3	—	31.9
Government Sponsored Agency	10,088.3	2.3	11.8	10,078.8
Preferred Stock	9.8	—	—	9.8
Asset-Backed	675.1	.1	1.0	674.2
Other	174.1	9.9	—	184.0

Total	$10,995.7	$13.6	$12.8	$10,996.5

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	September 30, 2006
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$869.0	$29.1	$.9	$897.2
Government Sponsored Agency	15.1	.1	.3	14.9
Other	231.2	—	8.4	222.8

Total	$1,115.3	$29.2	$9.6	$1,134.9

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2006	December 31, 2005	September 30, 2005
U.S.
Residential Real Estate	$8,619.4	$8,340.5	$8,253.3
Commercial	4,511.0	3,539.7	3,373.5
Broker	10.7	5.6	75.8
Commercial Real Estate	1,786.7	1,524.3	1,465.5
Personal	2,916.8	2,961.3	2,787.7
Other	947.0	797.8	753.9
Lease Financing	1,281.9	1,194.1	1,198.7

Total U.S.	20,073.5	18,363.3	17,908.4
Non-U.S.	1,195.8	1,605.2	1,405.9

Total Loans and Leases	$21,269.3	$19,968.5	$19,314.3
Reserve for Credit Losses Assigned to Loans and Leases	(139.4)	(125.4)	(126.4)

Net Loans and Leases	$21,129.9	$19,843.1	$19,187.9

At September 30, 2006, other U.S. and non-U.S. loans included $1.1 billion of overnight custody-related advances, compared with $1.2 billion at December 31, 2005 and $1.1 billion at September 30, 2005.

Notes to Consolidated Financial Statements (continued)

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended September 30, 2006 and September 30, 2005.

(In Millions)	September 30, 2006	September 30, 2005
Nonperforming Loans	$32.1	$34.1

Impaired Loans with Reserves	$26.5	$27.3
Impaired Loans without Reserves*	2.5	4.5

Total Impaired Loans	$29.0	$31.8

Reserves for Impaired Loans	$19.6	$18.9
Average Balance of Impaired Loans during the Quarter	27.4	28.7

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value, a reserve is not required.

There was $42 thousand of interest recorded on impaired loans in the current quarter and for the year-to-date, compared with $45 thousand and $84 thousand of interest income recorded on impaired loans for the quarter and nine months ended September 30, 2005, respectively.

At September 30, 2006, residential real estate loans totaling $.5 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $6.4 million at September 30, 2006. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At September 30, 2006, legally binding commitments to extend credit totaled $19.2 billion compared with $18.0 billion at December 31, 2005 and $17.4 billion at September 30, 2005.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2006	2005	2006	2005
Balance at Beginning of Period	$143.5	$138.9	$136.0	$139.3
Charge-Offs	(.3)	(5.8)	(.9)	(7.3)
Recoveries	.2	.5	1.2	1.6

Net Recoveries (Charge-Offs)	(.1)	(5.3)	.3	(5.7)
Provision for Credit Losses	6.0	2.5	13.0	2.5
Other Changes *	—	—	.1	—

Balance at End of Period	$149.4	$136.1	$149.4	$136.1

Reserve for Credit Losses Assigned to:
Loans and Leases	$139.4	$126.4	$139.4	$126.4
Unfunded Commitments and Standby Letters of Credit	10.0	9.7	10.0	9.7

Total Reserve for Credit Losses	$149.4	$136.1	$149.4	$136.1

*	Other changes include the effect of foreign exchange rates on non-U.S. dollar denominated reserves.

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

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended September 30, 2006.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total

Balance at June 30, 2006	$348.9	$59.4	$408.3
Other Changes *	3.3	.9	4.2

Balance at September 30, 2006	$352.2	$60.3	$412.5

* Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2006 and September 30, 2005, was as follows:

	September 30
	2006		2005
(In Millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Other Intangible Assets - Subject to Amortization	$242.7	$116.4	$248.5	$93.9

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.6 million and $6.0 million for the quarters ended September 30, 2006 and 2005, respectively, and $16.6 million and $14.5 million for the nine months ended September 30, 2006 and 2005, respectively. Amortization for the remainder of 2006 and for the years 2007, 2008, 2009 and 2010 is estimated to be $5.8 million, $20.2 million, $17.9 million, $17.4 million and $15.7 million, respectively.

9. Senior Notes - On August 23, 2006, Northern Trust Corporation issued $250 million of 5.30% fixed-rate senior notes due on August 29, 2011. These non-callable and unsecured notes were issued at a discount to yield 5.335%.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at September 30, 2006 and 2005, and changes during the three- and nine-month periods then ended, presented on an after-tax basis.

(In Millions)	Three Months Ended September 30, 2006
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(6.7)	$15.7	$(5.8)	$3.2
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(6.7)	15.7	(5.8)	3.2
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.8	(.8)	.3	.3
Less: Reclassification Adjustments	—	(.5)	.2	(.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.8	(.3)	.1	.6
Foreign Currency Translation Adjustments	(3.1)	4.1	(1.1)	(.1)
Minimum Pension Liability	(14.2)	—	—	(14.2)

Accumulated Other Comprehensive Income	$(23.2)	$19.5	$(6.8)	$(10.5)

(In Millions)	Three Months Ended September 30, 2005
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(.9)	$(7.0)	$2.6	$(5.3)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.9)	(7.0)	2.6	(5.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.9)	3.8	(1.4)	1.5
Less: Reclassification Adjustments	—	2.9	(1.0)	1.9

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.9)	.9	(.4)	(.4)
Foreign Currency Translation Adjustments	—	1.1	(.3)	.8
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(15.5)	$(5.0)	$1.9	$(18.6)

(In Millions)	Nine Months Ended September 30, 2006
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(5.2)	$13.7	$(5.3)	$3.2
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(5.2)	13.7	(5.3)	3.2
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	3.0	(1.2)	1.0
Less: Reclassification Adjustments	—	.6	(.2)	.4

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	2.4	(1.0)	.6
Foreign Currency Translation Adjustments	1.5	(2.2)	.6	(.1)
Minimum Pension Liability	(14.2)	—	—	(14.2)

Accumulated Other Comprehensive Income	$(18.7)	$13.9	$(5.7)	$(10.5)

(In Millions)	Nine Months Ended September 30, 2005
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Unrealized Gains (Losses) on Securities Available for Sale	$(.7)	$(7.2)	$2.6	$(5.3)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(.7)	(7.2)	2.6	(5.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(.5)	.3	.3
Less: Reclassification Adjustments	—	.9	(.2)	.7

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.5	(1.4)	.5	(.4)
Foreign Currency Translation Adjustments	(.8)	2.3	(.7)	.8
Minimum Pension Liability	(13.7)	—	—	(13.7)

Accumulated Other Comprehensive Income	$(14.7)	$(6.3)	$2.4	$(18.6)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2006	2005	2006	2005
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	217,618,046	218,012,767	217,683,150	218,191,959

Net Income	$163.7	$147.7	$494.6	$436.8
Basic Net Income Per Common Share	$.75	$.68	$2.27	$2.00

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	217,618,046	218,012,767	217,683,150	218,191,959
Plus Dilutive Potential Common Shares:
Stock Options	3,008,697	2,524,665	2,866,114	2,294,367
Stock Incentive Plans	1,147,564	1,135,492	1,064,826	1,069,075

Average Common and Potential Common Shares	221,774,307	221,672,924	221,614,090	221,555,401

Net Income	$163.7	$147.7	$494.6	$436.8
Diluted Net Income Per Common Share	$.74	$.67	$2.23	$1.97

Note: Options to purchase shares of the Corporation’s common stock totaling 4,922,200 and 5,255,199 for the three and nine months ended September 30, 2006, respectively, and 8,777,280 and 12,184,470 for the three and nine months ended September 30, 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

12. Income Taxes - Total income tax expense for the quarter was $86.8 million, compared with $78.3 million in the prior year. The current quarter’s effective tax rate was 34.7%, essentially unchanged from the prior year quarter effective rate of 34.6%. Total income tax expense for the nine months ended September 30, 2006 was $287.5 million representing an effective rate of 36.8%. This compares with $232.1 million in the prior year nine month period, representing an effective rate of 34.7%. The increased provision reflects the year-to-date increase in pre-tax earnings as well as two second quarter 2006 reserve adjustments associated with Northern Trust’s leveraged leasing portfolio. In the second quarter of 2006, Northern Trust increased by approximately $11 million its tax reserves for uncertainties associated with the timing of tax deductions related to certain leveraged lease transactions that have been challenged by the IRS. Northern Trust also recorded a net after tax adjustment of $4.0 million in the second quarter of 2006 as a result of the enactment of legislation repealing the exclusion from federal income taxation of certain income generated by a form of a leveraged lease known as an Ownership Foreign Sales Corporation transaction. This $4.0 million after tax adjustment represented a $5.8 million tax provision offset by $1.8 million of interest income on the related leases.

Notes to Consolidated Financial Statements (continued)

13. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three and nine months ended September 30, 2006 and 2005.

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2006	2005	2006	2005
Service Cost	$7.3	$6.6	$21.9	$19.8
Interest Cost	6.9	6.4	20.7	19.2
Expected Return on Plan Assets	(9.5)	(9.0)	(28.5)	(27.0)
Amortization:
Net Loss	3.9	2.9	11.7	8.7
Prior Service Cost	.3	.3	.9	.9

Net Periodic Pension Expense	$8.9	$7.2	$26.7	$21.6

Net Periodic Pension Expense Non-U.S. Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2006	2005	2006	2005
Service Cost	$1.5	$1.2	$4.3	$2.5
Interest Cost	1.3	1.1	3.7	2.6
Expected Return on Plan Assets	(1.7)	(1.7)	(4.9)	(3.8)
Net Loss Amortization	.3	.5	.9	1.2

Net Periodic Pension Expense	$1.4	$1.1	$4.0	$2.5

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2006	2005	2006	2005
Service Cost	$.6	$.6	$1.8	$1.8
Interest Cost	.8	.8	2.4	2.4
Expected Return on Plan Assets	—	—	—	—
Net Loss Amortization	.7	.6	2.1	1.8

Net Periodic Pension Expense	$2.1	$2.0	$6.3	$6.0

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2006	2005	2006	2005
Service Cost	$.4	$.5	$1.2	$1.5
Interest Cost	.9	1.0	2.7	3.0
Amortization:
Transition Obligation	.1	.1	.3	.3
Net Loss	.5	.6	1.5	1.8

Net Periodic Benefit Expense	$1.9	$2.2	$5.7	$6.6

Notes to Consolidated Financial Statements (continued)

14. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.8 billion on September 30, 2006, $2.8 billion on December 31, 2005 and $2.7 billion on September 30, 2005. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $8.7 million at September 30, 2006, $10.2 million at December 31, 2005, and $8.0 million at September 30, 2005.

As part of securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $156.0 billion at September 30, 2006, $135.2 billion at December 31, 2005, and $134.7 billion at September 30, 2005. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected within the consolidated balance sheet at September 30, 2006, December 31, 2005, or September 30, 2005 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

One subsidiary of the Corporation was named as a defendant in several Enron-related class action suits that were consolidated under a single complaint in the Federal District Court for the Southern District of Texas (Houston). Individual participants in the employee pension benefit plans sponsored by Enron Corp. sued various corporate entities and individuals, including the Bank in its capacity as the former directed trustee of the Enron Corp. Savings Plan and former service-provider for the Enron Corp. Employee Stock Ownership Plan. The lawsuit made claims, inter alia, for breach of fiduciary duty to the plan participants, and sought equitable relief and monetary damages in an unspecified amount against the defendants. On September 30, 2003, the court denied the Bank’s motion to dismiss the complaint as a matter of law. In an Amended Consolidated Complaint filed on January 2, 2004, plaintiffs continued to assert claims against the Bank and other defendants under the Employee Retirement Income Security Act of 1974, seeking a finding that defendants are liable to restore to the benefit plans and the plaintiffs hundreds of millions of dollars of losses allegedly caused by defendants’ alleged breaches of fiduciary duty. In June 2003, after conducting an extensive investigation, the U.S. Department of Labor (DOL) filed a civil action against numerous parties charging that they violated their obligations to the Enron plan participants. The DOL did not name any Northern Trust entity or employee as a defendant in its suit. On March 31, 2006, the Corporation announced that the Bank had reached an agreement with counsel for the plaintiffs in the Enron lawsuit to seek approval of a settlement of that class action at $37.5 million. On July 24, 2006, the court gave final approval to the settlement, all of which has been paid by the Corporation’s insurance carriers. As part of the settlement, the Corporation gave up any claim it had against Enron, presently in bankruptcy, arising out of or relating to the Enron employee benefit plans. The time to appeal the settlement has expired.

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

15. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $12.5 billion on September 30, 2006, $12.4 billion on December 31, 2005 and $11.4 billion on September 30, 2005. Included in the September 2006 pledged assets were securities available for sale of $1.9 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2006, December 31, 2005, and September 30, 2005 was $246.4 million, $793.1 million, and $369.4 million, respectively. There was no repledged collateral at September 30, 2006, December 31, 2005, or September 30, 2005.

16. Business Units - The table on page 29, reflecting the earnings contribution of Northern Trust’s business units for the three- and nine-month periods ended September 30, 2006, is incorporated by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the third quarter was $.74, an increase of 10% from $.67 per share earned in last year’s third quarter. Net income increased 11% to $163.7 million, up from $147.7 million earned in the third quarter of last year. This performance produced an annualized return on average common equity (ROE) of 16.96% versus 16.83% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.23% versus 1.27% in 2005.

Revenues stated on a fully taxable equivalent (FTE) basis of $749.6 million were up 9% from $685.2 million in last year’s third quarter, reflecting trust, investment and other servicing fees of $438.1 million, up 10% from the third quarter of last year. Net interest income was up 8% from a year ago to $198.5 million on an FTE basis and foreign exchange trading income was up 14% to $52.8 million. Noninterest expenses totaled $477.0 million for the quarter, up 8% from $441.6 million in the year-ago quarter.

Noninterest Income

Noninterest income totaled $551.1 million for the quarter, up 10% from $501.7 million reported last year, and accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees were $438.1 million in the quarter, up 10% from $396.6 million in the third quarter of last year, and represented 58% of total taxable equivalent revenue. The increase resulted primarily from improved equity markets and new business. The components of noninterest income for the third quarter of 2006 and 2005 are listed in the following table:

Noninterest Income	Three Months Ended September 30
(In Millions)	2006	2005
Trust, Investment and Other Servicing Fees	$438.1	$396.6
Foreign Exchange Trading Income	52.8	46.4
Treasury Management Fees	16.4	17.3
Security Commissions and Trading Income	15.5	13.9
Other Operating Income	28.3	27.4
Investment Security Gains	—	.1

Total Noninterest Income	$551.1	$501.7

Noninterest Income (continued)

Assets under custody totaled $3.31 trillion at September 30, 2006. This represents an increase in assets under custody of 5% from June 30, 2006 and 16% from September 30, 2005. Assets under management totaled $667.2 billion compared with $640.1 billion at June 30, 2006 and $607.4 billion at September 30, 2005. As of the current quarter-end, managed assets were invested 37% in equities, 17% in fixed-income securities, and 46% in cash and other assets.

Assets Under Custody	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005
(In Billions)
Corporate & Institutional	$3,065.7	$2,925.2	$2,699.7	$2,627.7
Personal	242.8	234.9	225.6	219.3

Total Assets Under Custody	$3,308.5	$3,160.1	$2,925.3	$2,847.0

Assets Under Management	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005
(In Billions)
Corporate & Institutional	$539.3	$517.1	$500.7	$493.6
Personal	127.9	123.0	117.2	113.8

Total Assets Under Management	$667.2	$640.1	$617.9	$607.4

Trust, investment and other servicing fees are generally based on the market value of assets managed, custodied, and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) client relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust, investment and other servicing fees. Based on analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in trust, investment and other servicing fees of approximately 4% and total revenues of approximately 2%.

Trust, investment and other servicing fees from C&IS in the quarter increased 11% to $243.5 million from the year-ago quarter reflecting new business and improved equity markets. Strong growth in our international business resulted in a 15% increase in custody and fund administration fees to $124.5 million. Securities lending fees totaled $40.6 million, also up 15% compared with last year, driven by higher average volumes. Fees from asset management in the quarter grew 3% from the prior year to $63.5 million.

Noninterest Income (continued)

C&IS assets under custody totaled $3.07 trillion at September 30, 2006, up 17% from a year ago, and include $1.54 trillion of global custody assets, a 30% increase compared with a year ago. C&IS assets under management totaled $539.3 billion, a 9% increase from the prior year. As of the current quarter-end, C&IS managed assets were invested 34% in equities, 13% in fixed-income securities, and 53% in cash and other assets.

Trust, investment and other servicing fees from PFS in the quarter increased 10% and totaled $194.6 million compared with $176.7 million a year ago. The increase in PFS fees resulted primarily from new business and improved equity markets. Revenue growth continued to be broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $242.8 billion at September 30, 2006, compared with $219.3 billion in the prior year. PFS assets under management totaled $127.9 billion, a 12% increase from $113.8 billion last year. As of the current quarter-end, PFS managed assets were invested 48% in equities, 35% in fixed-income securities, and 17% in cash and other assets.

Foreign exchange trading income of $52.8 million increased 14% from the prior year quarter, driven by strong client volumes, partially offset by lower market volatility. Treasury management fees in the quarter were $16.4 million compared with $17.3 million in the same quarter last year. This decrease was offset by additional net interest income as clients opted to pay for services via compensating balances. Revenues from security commissions and trading income equaled $15.5 million, up 11% from the prior year, driven by strong transition management services. Other operating income, the components of which are listed below, was $28.3 million for the third quarter compared with $27.4 million in the same period last year. Approximately $3 million of the increase in the other income component is attributable to higher custody-related deposit revenues.

Other Operating Income	Three Months Ended September 30
(In Millions)	2006	2005
Loan Service Fees	$4.2	$3.9
Banking Service Fees	9.1	8.9
Other Income	15.0	9.9
Gain on Sale of Building	—	4.7

Total Other Operating Income	$28.3	$27.4

Net Interest Income

Net interest income for the quarter totaled $182.4 million, 8% higher than the $168.4 million reported in the third quarter of 2005. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income. Net interest income for the quarter, stated on an FTE basis, totaled $198.5 million, up 8% from $183.5 million reported in the prior year quarter. The increase reflects higher levels of average earning assets. Securities increased 17% and averaged $11.2 billion, with the increase concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 10% to $20.7 billion, while average money market assets increased 15% to $13.5 billion. The net interest margin equaled 1.73%, down from 1.81% in the prior year quarter. The net interest margin was negatively impacted by the growth in lower margin short-term assets and rising interest rates on deposits.

Average U.S. loans outstanding during the quarter totaled $19.6 billion, 9% higher than the $17.9 billion in last year’s third quarter. Non-U.S. loans increased $227 million on average from the prior year quarter to $1.1 billion. Residential mortgages averaged $8.6 billion in the quarter, up 4% from the prior year’s third quarter, and represented 41% of the total average loan and lease portfolio. Commercial and industrial loans averaged $4.6 billion, up 28% from $3.6 billion last year, while personal loans averaged $2.8 billion, essentially unchanged from last year’s third quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $30.3 billion, up 13% from the third quarter of 2005. Non-U.S. office time deposits increased $3.9 billion or 22% from last year’s third quarter, resulting primarily from growth in our international business. Retail deposit levels decreased $482 million due primarily to lower balances in money market deposit accounts, offset in part by higher levels of savings certificates. Other interest-related funds averaged $10.0 billion in the quarter compared with $7.4 billion in last year’s third quarter, and included $250 million of 5.30% fixed-rate, noncallable unsecured notes issued by the Corporation in August of 2006. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $5.2 billion compared with $6.0 billion in last year’s third quarter.

Provision for Credit Losses

The provision for credit losses in the quarter totaled $6.0 million compared with $2.5 million in the prior year quarter. The reserve for credit losses at September 30, 2006 was $149.4 million compared with $136.0 million at December 31, 2005 and $136.1 million at September 30, 2005. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 35.

Noninterest Expenses

Noninterest expenses totaled $477.0 million for the quarter, up 8% from $441.6 million in the year-ago quarter.

Noninterest Expenses	Three Months Ended September 30
(In Millions)	2006	2005
Compensation	$215.5	$198.6
Employee Benefits	52.7	47.9
Occupancy Expense	33.8	33.3
Equipment Expense	20.4	20.7
Other Operating Expenses	154.6	141.1

Total Noninterest Expenses	$477.0	$441.6

Compensation and employee benefit expenses totaled $268.2 million, up $21.7 million or 9% compared with last year’s quarter. The current quarter increase was driven by increased staff levels, annual salary increases, and higher employment taxes, pension and health care costs. The increase also reflects $2.4 million in stock option expense associated with the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Staff on a full-time equivalent basis at September 30, 2006 totaled approximately 9,500, up 6% from a year ago.

Other operating expenses in the quarter totaled $154.6 million compared with $141.1 million last year. The current quarter increase reflects volume driven growth in global subcustody expense and higher expenses for technical and consulting services and computer software amortization. The components of other operating expenses were as follows:

Other Operating Expenses	Three Months Ended September 30
(In Millions)	2006	2005
Outside Services Purchased	$75.7	$68.5
Software Amortization and Other Costs	31.1	28.6
Business Promotion	14.9	13.7
Other Intangibles Amortization	5.6	6.0
Other Expenses	27.3	24.3

Total Other Operating Expenses	$154.6	$141.1

Provision for Income Taxes

The provision for income tax was $86.8 million for the third quarter compared with $78.3 million in the year-ago quarter, primarily reflecting the increase in pre-tax earnings. The effective income tax rate for the quarter was 34.7% compared with 34.6% in the third quarter of 2005.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the three- and nine- month periods ended September 30, 2006 and 2005.

Results of Operations Three Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$243.5	$219.9	$194.6	$176.7	$—	$—	$438.1	$396.6
Other	84.9	75.2	23.3	24.2	4.8	5.7	113.0	105.1
Net Interest Income *	79.2	64.4	124.7	121.8	(5.4)	(2.7)	198.5	183.5
Provision for Credit Losses	4.2	1.8	1.8	.7	—	—	6.0	2.5
Noninterest Expenses	249.8	229.4	209.8	197.2	17.4	15.0	477.0	441.6

Income before Income Taxes*	153.6	128.3	131.0	124.8	(18.0)	(12.0)	266.6	241.1
Provision for Income Taxes*	61.1	49.9	50.7	48.3	(8.9)	(4.8)	102.9	93.4

Net Income	$92.5	$78.4	$80.3	$76.5	$(9.1)	$(7.2)	$163.7	$147.7

Percentage of Consolidated Net Income	57%	53%	49%	52%	(6)%	(5)%	100%	100%

Average Assets	$33,878.3	$27,946.0	$18,226.5	$16,926.3	$529.4	$1,174.1	$52,634.2	$46,046.4

___________ * Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $16.1 million for 2006 and $15.1 million for 2005.

Results of Operations Nine Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2006	2005	2006	2005	2006	2005	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$756.4	$631.1	$577.0	$524.8	$—	$—	$1,333.4	$1,155.9
Other	280.0	220.1	72.4	72.8	11.0	9.9	363.4	302.8
Net Interest Income *	229.3	181.3	372.3	361.8	(13.5)	(8.1)	588.1	535.0
Provision for Credit Losses	7.9	.1	5.1	2.4	—	—	13.0	2.5
Noninterest Expenses	745.5	637.1	633.6	591.8	63.2	49.3	1,442.3	1,278.2

Income before Income Taxes*	512.3	395.3	383.0	365.2	(65.7)	(47.5)	829.6	713.0
Provision for Income Taxes*	216.6	153.9	148.4	141.4	(30.0)	(19.1)	335.0	276.2

Net Income	$295.7	$241.4	$234.6	$223.8	$(35.7)	$(28.4)	$494.6	$436.8

Percentage of Consolidated Net Income	60%	55%	47%	51%	(7)%	(6)%	100%	100%

Average Assets	$32,790.2	$26,267.4	$17,834.8	$16,896.3	$1,061.3	$2,300.2	$51,686.3	$45,463.9

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $47.5 million for 2006 and $44.1 million for 2005.

Corporate and Institutional Services

C&IS net income for the third quarter totaled $92.5 million compared with $78.4 million reported in 2005. Noninterest income was $328.4 million, up 11% from $295.1 million in last year’s third quarter. Trust, investment and other servicing fees increased 11% to $243.5 million from the year-ago quarter reflecting new business and improved equity markets. Custody and fund administration fees in the third quarter totaled $124.5 million, up 15% from the prior year, reflecting strong growth in our international business. Securities lending fees totaled $40.6 million, also up 15% compared with last year’s third quarter, driven by higher average volumes. Fees from asset management grew 3% to $63.5 million. Other noninterest income was $84.9 million compared with $75.2 million in last year’s third quarter. Foreign exchange trading income was $51.3 million compared with $45.7 million in the third quarter of last year. Treasury management fees were 7% lower in the quarter, offset by higher levels of custody-related deposit revenues.

Net interest income stated on an FTE basis was $79.2 million, up 23% from $64.4 million in last year’s third quarter. The increase reflects higher levels of earning assets and a slight improvement in the net interest margin. Average earning assets increased $4.7 billion, or 20%, with the increase concentrated in short-term money market assets and loans and funded primarily with non-U.S. office time deposits. The net interest margin increased to 1.13% compared with 1.10% in the prior year quarter.

The $4.2 million provision for credit losses in the current quarter compares with a provision of $1.8 million in the third quarter of last year. The provision is due primarily to growth in the commercial portfolio and the migration of certain loans to higher risk credit ratings. Total noninterest expenses of C&IS, which includes both the direct expenses of the business unit and indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, increased 9% and totaled $249.8 million for the third quarter. The current quarter increase was driven by annual salary increases, higher staff levels, employee benefit charges, consulting and other professional services, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the quarter was $80.3 million, up 5% from $76.5 million reported a year ago. Noninterest income was $217.9 million, up 8% from $200.9 million in last year’s third quarter. Trust, investment and other servicing fees increased 10% and totaled $194.6 million compared with $176.7 million a year ago. The increase in PFS fees resulted primarily from new business and improved equity markets. Revenue growth continued to be broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $23.3 million compared with $24.2 million in the prior year quarter.

Net interest income stated on an FTE basis was $124.7 million in the current quarter compared with $121.8 million in the prior year’s third quarter. The increase reflects an 8% increase in average earning assets, concentrated in the loan portfolio, offset by a reduction in the net interest margin from 2.98% last year to 2.81% in the current quarter. The decline in the net interest margin is primarily a result of rising interest rates on deposits and a greater level of funding from short-term borrowings.

A provision for credit losses of $1.8 million was recorded in the current quarter compared with a provision of $.7 million recorded last year. Total noninterest expenses of PFS, which includes both direct expenses of the business unit and indirect expense allocations from NTGI and WWOT for product and operating support, increased 6% to $209.8 million from $197.2 million in last year’s third quarter. The current quarter increase reflects annual salary increases, higher performance-based compensation and allocations for product and operating support.

Treasury and Other

The Treasury Department is responsible for managing the Bank’s wholesale funding, capital position and interest rate risk, as well as the investment portfolio. The ‘Other’ category of corporate income and noninterest expenses represents items that are not allocated to the business units and generally represent certain nonrecurring items and certain executive level compensation. Net interest income for the third quarter was a negative $5.4 million compared with a negative $2.7 million in the year-ago quarter. Noninterest expenses totaled $17.4 million for the quarter, compared with $15.0 million in the year-ago period.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share on a diluted basis was $2.23 for the nine-month period ended September 30, 2006, compared with $1.97 per share earned a year ago. Net income was $494.6 million compared with $436.8 million reported last year. The ROE was 17.73% for the nine months compared with 17.24% last year, while the ROA was 1.28%, unchanged from the previous year. Total revenues were 15% higher than the prior year while total expenses increased 13%, resulting in positive operating leverage of 2%.

Revenues stated on an FTE basis of $2.28 billion were up 15% from the $1.99 billion last year. Trust, investment and other servicing fees were $1.33 billion for the period, up 15% compared with $1.16 billion last year. Trust, investment and other servicing fees represented 58% of total revenues and total fee-related income represented 74% of total revenues.

Noninterest Income

Noninterest income for the nine months ended September 30, 2006 totaled $1.70 billion, up 16% from $1.46 billion last year, and accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees from C&IS increased 20% to $756.4 million from $631.1 million in the year-ago period. Custody and fund administration fees increased 28% to $370.4 million for the period, reflecting strong growth in global fees. Securities lending fees totaled $149.8 million compared with $116.1 million last year primarily reflecting higher volumes and improved investment spreads on the investment of cash collateral, while fees from asset management grew 5% to $189.3 million.

Trust, investment and other servicing fees from PFS in the period increased 10% and totaled $577.0 million compared with $524.8 million last year. The increase resulted primarily from improved equity markets and new business. Revenue growth was broad-based, with all states and the Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading income was $193.0 million in the period compared with $136.2 million last year. The increase reflects strong client volumes year-to-date as well as higher market volatility in the second quarter of the current period. Treasury management fees were $50.1 million, down 10% from the prior year. The majority of this decrease was offset by additional net interest income as clients opted to pay for services via compensating balances. Revenues from security commissions and trading income were $47.1 million compared with $42.4 million in the prior year. Other operating income was $72.9 million for the period compared with $68.6 million last year.

Net Interest Income

Net interest income, stated on a fully taxable equivalent basis, totaled $588.1 million, an increase of 10% from the $535.0 million reported in the prior year period. Total average earning assets of $44.9 billion were 12% higher than a year ago. Average securities increased 17% to $11.2 billion. Loans and leases were up 9% to $20.3 billion while money market assets were up 11% and averaged $13.4 billion for the period. The net interest margin of 1.75% was down from 1.78% in the prior year period.

Provision for Credit Losses

The provision for credit losses was $13.0 million for the first nine months, compared with a provision of $2.5 million in 2005. The current year-to-date provision is primarily due to the growth in the commercial loan portfolio and the migration of certain loans to higher risk credit ratings, partially offset by repayments received on lower rated loans. Net recoveries totaled $.3 million compared with net charge-offs of $5.7 million in the same period of 2005.

Noninterest Expenses

Noninterest expenses totaled $1.44 billion for the period, up 13% from $1.28 billion a year-ago. Compensation and employee benefits of $817.2 million were 14% higher than a year ago, represented 57% of total noninterest expenses, and included $15.3 million of expense associated with stock options. The increased expenses also reflect the impact of increased staff levels, annual salary increases, and higher employment taxes, pension and health care costs.

Occupancy expense totaled $108.1 million, up 12% from $96.3 million in the prior year resulting from increased rental costs, higher real estate taxes, and the leased property exit charge in this year’s second quarter.

Equipment expense, comprised of depreciation, rental, and maintenance costs, totaled $59.6 million, down 2% from $60.6 million in 2005.

Other expense categories totaled $457.4 million for the period, up 13% from $404.3 million in 2005. The increase primarily reflects higher consulting and other professional services, volume driven growth in global subcustody expense, and increased amortization expense of computer software and intangible assets.

BALANCE SHEET

Total assets at September 30, 2006 were $55.2 billion and averaged $52.6 billion for the third quarter, compared with last year’s average of $46.0 billion. Loans and leases totaled $21.3 billion at September 30, 2006 and averaged $20.7 billion for the third quarter, compared with $19.3 billion at September 30, 2005 and the $18.8 billion average for the third quarter last year. Securities totaled $12.1 billion at September 30, 2006 and averaged $11.2 billion for the quarter, compared with $10.5 billion at September 30, 2005 and $9.6 billion on average last year. Money market assets totaled $14.7 billion at September 30, 2006 and averaged $13.5 billion in the third quarter, up 15% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office time deposits, which averaged $21.9 billion in the quarter, up 22% from the year-ago quarter, short-term borrowings, which averaged $6.7 billion, up 77% from the year-ago quarter, and common stockholders’ equity.

Common stockholders’ equity increased to $3.9 billion at September 30, 2006 and averaged $3.8 billion for the quarter, up 10% from last year’s third quarter. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the quarter, the Corporation acquired 446,149 shares at a cost of $25.3 million ($56.76 average price per share). On October 17, 2006, the Corporation’s Board of Directors increased the Corporation’s common stock buy-back authorization to allow for the future purchase of up to an aggregate of 12 million shares of the Corporation’s common stock.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2006 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to third quarter average assets) at September 30, 2006 also exceeded the minimum regulatory requirement of 3%. Shown below are the September 30, 2006 and September 30, 2005 capital ratios of Northern Trust and of the Bank.

	September 30, 2006		September 30, 2005
Capital Ratios	Northern Trust	The Northern Trust Company	Northern Trust	The Northern Trust Company
Tier 1 Capital	10.2%	9.2%	9.7%	8.0%
Total Capital	12.5%	11.9%	12.4%	11.1%
Leverage Ratio	7.0%	6.0%	7.2%	5.8%

Each of Northern Trust’s other subsidiary banks had September 30, 2006 ratios of 10.4% or higher for tier 1 capital, 11.0% or higher for total risk-based capital, and 8.2% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at September 30, 2006 totaled $32.5 million compared with $32.8 million at June 30, 2006 and $34.1 million at September 30, 2005. Nonaccrual loans and leases, consisting primarily of commercial loans, totaled $32.1 million, or .15% of total loans and leases at September 30, 2006. At June 30, 2006 and September 30, 2005, nonaccrual loans and leases totaled $30.1 million and $34.1 million, respectively. The $2.0 million increase in nonperforming loans during the quarter is the result of the reclassification of two loans to nonperforming.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets (In Millions)
	September 30, 2006	June 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual Loans
U.S.
Residential Real Estate	$2.2	$2.0	$5.0	$5.2
Commercial	18.8	19.2	16.1	18.5
Commercial Real Estate	—	—	—	.3
Personal	9.9	7.7	8.7	8.9
Non-U.S.	1.2	1.2	1.2	1.2

Total Nonaccrual Loans	32.1	30.1	31.0	34.1
Other Real Estate Owned	.4	2.7	.1	—

Total Nonperforming Assets	$32.5	$32.8	$31.1	$34.1

90 Day Past Due Loans Still Accruing	$20.6	$21.6	$29.9	$22.1

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

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three- and nine- month periods ended September 30, 2006 and September 30, 2005 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at September 30, 2006, June 30, 2006, December 31, 2005 and September 30, 2005.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

($ in Millions)	September 30, 2006		June 30, 2006		December 31, 2005		September 30, 2005
	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$19.6	—%	$20.0	—%	$20.3	—%	$18.9	—%

Allocated Inherent Reserve
Residential Real Estate	13.2	41	12.2	40	12.4	42	11.7	43
Commercial	57.7	21	52.1	20	48.3	18	50.9	18
Commercial Real Estate	20.7	8	20.0	8	17.7	7	17.7	8
Personal	5.5	14	5.6	14	6.1	15	6.1	14
Other -	—	4	—	4	—	4	—	4
Lease Financing	3.8	6	3.4	6	3.9	6	4.2	6
Non-U.S.	5.0	6	4.5	8	2.9	8	2.5	7

Total Allocated Inherent Reserve	$105.9	100%	$97.8	100%	$91.3	100%	$93.1	100%

Unallocated Inherent Reserve	23.9	—	25.7	—	24.4	—	24.1	—

Total Reserve	$149.4	100%	$143.5	100%	$136.0	100%	$136.1	100%

Reserve Assigned to:
Loans and Leases	$139.4		$133.5		$125.4		$126.4
Unfunded Commitments and Standby Letters of Credit	10.0		10.0		10.6		9.7

Total Reserve	$149.4		$143.5		$136.0		$136.1

Specific Component of Reserve. At September 30, 2006, the specific component of the reserve stood at $19.6 million compared with $20.0 million at June 30, 2006. The $.4 million decrease in specific reserves from June 30, 2006 is primarily due to principal repayments received.

Allocated Inherent Component of Reserve. The allocated inherent portion of the reserve totaled $105.9 million at September 30, 2006 compared with $97.8 million at June 30, 2006. This component of the reserve increased by $8.1 million primarily due to the growth in the commercial loan portfolio and the migration of certain loans to higher risk credit ratings.

Unallocated Inherent Component of Reserve. The unallocated portion of the inherent loss reserve is based on management’s review of other factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $23.9 million at September 30, 2006.

Other Factors. At September 30, 2006, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $76.7 million of which $29.0 million was classified as impaired, up from $56.5 million at June 30, 2006 when $26.9 million was classified as impaired, and down from $85 million at September 30, 2005 when $31.8 million was classified as impaired. The increase from June 30, 2006 reflects the migration of certain loans to higher risk credit ratings.

Provision and Reserve for Credit Losses (continued)

Overall Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $149.4 million at September 30, 2006. The reserve of $139.4 million assigned to loans and leases, as a percentage of total loans and leases was .66% at September 30, 2006, compared with .63% at June 30, 2006.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $10.0 million at September 30, 2006, unchanged from the prior quarter.

Provision. The provision for credit losses was $6.0 million in the third quarter of 2006 compared with a provision of $2.5 million in the prior year quarter. The current quarter provision is primarily due to the growth in the commercial loan portfolio and migration of certain loans to higher risk credit ratings.

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

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Third Quarter
(Interest and rate on a fully taxable equivalent basis)	2006			2005
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$11.2	$816.0	5.44%	$12.2	$1,389.3	3.48%
Time Deposits with Banks	123.0	12,611.4	3.87	83.8	10,310.0	3.23
Other Interest-Bearing	.3	28.1	4.73	.2	35.7	2.27

Total Money Market Assets	134.5	13,455.5	3.97	96.2	11,735.0	3.25

Securities
U.S. Government	3.0	228.0	5.19	.2	28.1	3.15
Obligations of States and Political Subdivisions	15.1	899.6	6.69	16.0	930.4	6.86
Government Sponsored Agency	122.7	9,088.7	5.36	66.3	7,221.6	3.64
Other	14.1	1,033.1	5.42	15.4	1,454.3	4.21

Total Securities	154.9	11,249.4	5.47	97.9	9,634.4	4.04

Loans and Leases	293.0	20,748.4	5.60	231.3	18,829.9	4.87

Total Earning Assets	$582.4	45,453.3	5.08%	$425.4	40,199.3	4.20%

Reserve for Credit Losses Assigned to Loans and Leases	—	(133.7)	—	—	(129.9)	—
Cash and Due from Banks	—	3,847.4	—	—	2,314.6	—
Other Assets	—	3,467.2	—	—	3,662.4	—

Total Assets	—	$52,634.2	—	—	$46,046.4	—

Average Source of Funds
Deposits
Savings and Money Market	$47.7	$6,331.4	2.99%	$32.7	$6,960.4	1.86%
Savings Certificates	18.5	1,667.3	4.39	11.8	1,520.5	3.08
Other Time	4.7	413.1	4.51	2.8	377.0	2.94
Non-U.S. Offices Time	206.5	21,888.9	3.74	119.4	17,974.6	2.64

Total Interest-Bearing Deposits	277.4	30,300.7	3.63	166.7	26,832.5	2.46
Short-Term Borrowings	60.0	6,682.5	3.56	25.6	3,771.4	2.69
Senior Notes	4.2	379.1	4.45	3.2	277.7	4.50
Long-Term Debt	38.1	2,652.8	5.76	43.6	3,077.1	5.63
Floating Rate Capital Debt	4.2	276.4	6.08	2.8	276.4	4.05

Total Interest-Related Funds	383.9	40,291.5	3.78	241.9	34,235.1	2.81

Interest Rate Spread	—		1.30%	—	—	1.39%
Noninterest-Bearing Deposits	—	6,187.2	—	—	5,828.8	—
Other Liabilities	—	2,325.8	—	—	2,500.0	—
Stockholders’ Equity	—	3,829.7	—	—	3,482.5	—

Total Liabilities and Stockholders’ Equity	—	$52,634.2	—	—	$46,046.4	—

Net Interest Income/Margin (FTE Adjusted)	$198.5	—	1.73%	$183.5	—	1.81%

Net Interest Income/Margin (Unadjusted)	$182.4	—	1.59%	$168.4	—	1.66%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Third Quarter 2006/2005
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$63.4	$93.6	$157.0
Interest-Related Funds	52.9	89.1	142.0

Net Interest Income (FTE)	$10.5	$4.5	$15.0

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Nine Months
(Interest and rate on a fully taxable equivalent basis)	2006			2005
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$37.2	$1,005.6	4.95%	$25.7	$1,113.8	3.08%
Time Deposits with Banks	339.8	12,419.4	3.66	257.6	10,940.9	3.15
Other Interest-Bearing	1.0	31.3	4.24	.6	35.2	1.98

Total Money Market Assets	378.0	13,456.3	3.76	283.9	12,089.9	3.14

Securities
U.S. Government	6.8	184.3	4.95	.6	30.6	2.78
Obligations of States and Political Subdivisions	45.5	901.8	6.72	48.1	927.5	6.91
Government Sponsored Agency	336.5	9,023.9	4.99	166.5	7,140.2	3.12
Other	41.5	1,080.8	5.13	42.6	1,446.0	3.94

Total Securities	430.3	11,190.8	5.14	257.8	9,544.3	3.61

Loans and Leases	823.4	20,273.2	5.43	651.0	18,558.4	4.69

Total Earning Assets	$1,631.7	44,920.3	4.86%	$1,192.7	40,192.6	3.97%

Reserve for Credit Losses Assigned to Loans and Leases	—	(129.6)	—	—	(130.4)	—
Cash and Due from Banks	—	3,414.3	—	—	2,132.9	—
Other Assets	—	3,481.3	—	—	3,268.8	—

Total Assets	—	$51,686.3	—	—	$45,463.9	—

Average Source of Funds
Deposits
Savings and Money Market	$136.6	$6,641.6	2.75%	$82.1	$7,217.4	1.52%
Savings Certificates	49.2	1,624.3	4.05	32.6	1,501.7	2.91
Other Time	12.4	399.4	4.14	7.3	375.9	2.58
Non-U.S. Offices Time	545.4	21,084.1	3.46	311.0	16,948.2	2.45

Total Interest-Bearing Deposits	743.6	29,749.4	3.34	433.0	26,043.2	2.22
Short-Term Borrowings	162.5	6,076.8	3.57	83.0	4,574.8	2.43
Senior Notes	10.0	312.0	4.28	8.6	252.0	4.55
Long-Term Debt	116.7	2,717.3	5.73	125.5	2,888.8	5.81
Floating Rate Capital Debt	10.8	276.4	5.22	7.6	276.3	3.64

Total Interest-Related Funds	1,043.6	39,131.9	3.56	657.7	34,035.1	2.58

Interest Rate Spread	—	—	1.30%	—	—	1.39%
Noninterest-Bearing Deposits	—	6,356.8	—	—	5,779.9	—
Other Liabilities	—	2,467.2	—	—	2,261.3	—
Stockholders’ Equity	—	3,730.4	—	—	3,387.6	—

Total Liabilities and Stockholders’ Equity	—	$51,686.3	—	—	$45,463.9	—

Net Interest Income/Margin (FTE Adjusted)	$588.1	—	1.75%	$535.0	—	1.78%

Net Interest Income/Margin (Unadjusted)	$540.6	—	1.61%	$490.9	—	1.63%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Nine Months 2006/2005
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$155.8	$283.2	$439.0
Interest-Related Funds	118.4	267.5	385.9

Net Interest Income (FTE)	$37.4	$15.7	$53.1

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to the settlement of all claims asserted against the Corporation’s principal subsidiary, The Northern Trust Company, in Tittle v. Enron Corp., an ERISA class action case filed in 2001, is incorporated herein by reference to the fourth paragraph under Note 14 titled “Contingent Liabilities” on page 21 of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2006 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1-31, 2006	3,803	$57.41	3,803
August 1-31, 2006	346,770	56.92	346,770
September 1-30, 2006	95,576	56.16	95,576

Total (Third Quarter)	446,149	$56.76	446,149	965,333(2)

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	On October 17, 2006, the Corporation’s Board of Directors increased the Corporation’s common stock buy-back authorization to allow for the future purchase of up to an aggregate of 12 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6. Exhibits

(a)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	October 30, 2006	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date:	October 30, 2006	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

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