Form 10-Q
period 2007-03-31
NORTHERN TRUST CORP
filed 2007-04-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

219,407,279 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2007)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2007	December 31 2006	March 31 2006
Assets
Cash and Due from Banks	$2,571.5	$4,961.0	$2,815.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,923.3	1,299.7	911.8
Time Deposits with Banks	16,597.4	15,468.7	11,881.5
Other Interest-Bearing	20.8	21.9	27.8
Securities
Available for Sale	11,439.7	11,249.6	9,991.2
Held to Maturity (Fair value - $1,122.8 at March 2007, $1,122.1 at December 2006, $1,139.2 at March 2006)	1,109.2	1,107.0	1,126.6
Trading Account	8.1	8.6	6.7

Total Securities	12,557.0	12,365.2	11,124.5

Loans and Leases
Commercial and Other	12,979.0	13,935.3	11,694.8
Residential Mortgages	8,679.2	8,674.4	8,345.8

Total Loans and Leases (Net of unearned income - $565.8 at March 2007, $507.9 at December 2006, $462.7 at March 2006)	21,658.2	22,609.7	20,040.6

Reserve for Credit Losses Assigned to Loans and Leases	(138.3)	(140.4)	(129.3)
Buildings and Equipment	483.0	487.2	461.4
Customers’ Acceptance Liability	.9	1.2	.4
Trust Security Settlement Receivables	281.0	339.3	291.5
Other Assets	2,577.6	3,298.7	2,769.4

Total Assets	$59,532.4	$60,712.2	$50,195.0

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,631.2	$5,434.0	$4,764.7
Savings and Money Market	7,197.4	6,297.6	6,927.2
Savings Certificates	1,987.3	1,999.3	1,606.8
Other Time	476.8	459.6	374.1
Non-U.S. Offices - Demand	1,810.2	3,880.9	1,868.6
- Time	30,916.7	25,748.8	19,067.4

Total Deposits	47,019.6	43,820.2	34,608.8
Federal Funds Purchased	795.6	2,821.6	2,409.7
Securities Sold Under Agreements to Repurchase	1,188.5	1,950.5	2,344.1
Commercial Paper	—	—	145.5
Other Borrowings	402.1	2,976.5	1,369.2
Senior Notes	445.1	445.4	273.6
Long-Term Debt	2,683.0	2,307.9	2,655.9
Floating Rate Capital Debt	276.5	276.5	276.4
Liability on Acceptances	.9	1.2	.4
Other Liabilities	2,677.7	2,168.5	2,408.0

Total Liabilities	55,489.0	56,768.3	46,491.6

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 219,407,279 shares at March 2007, 218,700,956 shares at December 2006 and 218,046,297 shares at March 2006	379.8	379.8	379.8
Additional Paid-In Capital	43.1	30.9	31.6
Retained Earnings	4,190.4	4,131.2	3,785.0
Accumulated Other Comprehensive Income	(154.5)	(148.6)	(27.0)
Treasury Stock (at cost, 8,514,245 shares at March 2007, 9,220,568 shares at December 2006 and 9,875,227 shares at March 2006)	(415.4)	(449.4)	(466.0)

Total Stockholders’ Equity	4,043.4	3,943.9	3,703.4

Total Liabilities and Stockholders’ Equity	$59,532.4	$60,712.2	$50,195.0

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2007	2006
Noninterest Income
Trust, Investment and Other Servicing Fees	$488.9	$442.5
Foreign Exchange Trading Income	67.2	55.8
Treasury Management Fees	16.2	17.0
Security Commissions and Trading Income	14.0	15.6
Other Operating Income	27.1	21.4
Investment Security Gains, net	.1	.1

Total Noninterest Income	613.5	552.4

Net Interest Income
Interest Income	636.3	477.1
Interest Expense	441.6	301.8

Net Interest Income	194.7	175.3
Provision for Credit Losses	—	4.0

Net Interest Income after Provision for Credit Losses	194.7	171.3

Noninterest Expenses
Compensation	244.7	216.7
Employee Benefits	56.6	55.3
Outside Services	84.1	74.9
Equipment and Software Expense	50.9	47.9
Occupancy Expense	38.0	35.1
Other Operating Expenses	51.6	43.4

Total Noninterest Expenses	525.9	473.3

Income before Income Taxes	282.3	250.4
Provision for Income Taxes	95.6	87.4

Net Income	$186.7	$163.0

Per Common Share
Net Income - Basic	$.85	$.75
- Diluted	.84	.74
Cash Dividends Declared	.25	.23

Average Number of Common Shares Outstanding - Basic	218,800,423	217,645,991
- Diluted	223,191,390	221,475,369

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions)	2007	2006
Net Income	$186.7	$163.0
Other Comprehensive Income (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	1.5	(1.8)
Net Unrealized Losses on Cash Flow Hedge Designations	(1.2)	(.5)
Foreign Currency Translation Adjustments	(7.7)	(6.0)
Pension and Other Postretirement Benefit Adjustments	1.5	—

Other Comprehensive Income	(5.9)	(8.3)

Comprehensive Income	$180.8	$154.7

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2007	2006
Common Stock
Balance at January 1 and March 31	$379.8	$379.8

Additional Paid-In Capital
Balance at January 1	30.9	—
Transferred from Common Stock Issuable - Stock Incentive Plans	—	55.5
Transferred from Deferred Compensation	—	(29.5)
Treasury Stock Transaction - Stock Options and Awards	(9.1)	(13.2)
Stock Options and Awards - Amortization	15.3	14.2
Stock Options and Awards - Taxes	6.0	4.6

Balance at March 31	43.1	31.6

Retained Earnings
Balance at January 1, as Previously Reported	4,131.2	3,672.1
Adjustment for the Cummulative Effect of Applying FSP 13-2 (Note 2)	(72.3)	—

Balance at January 1, as Restated	4,058.9	3,672.1
Net Income	186.7	163.0
Dividends Declared - Common Stock	(55.2)	(50.1)

Balance at March 31	4,190.4	3,785.0

Accumulated Other Comprehensive Income
Balance at January 1	(148.6)	(18.7)
Other Comprehensive (Loss)	(5.9)	(8.3)

Balance at March 31	(154.5)	(27.0)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	—	55.5
Transferred to Additional Paid-in Capital	—	(55.5)

Balance at March 31	—	—

Deferred Compensation
Balance at January 1	—	(29.5)
Transferred to Additional Paid-in Capital	—	29.5

Balance at March 31	—	—

Treasury Stock
Balance at January 1	(449.4)	(458.4)
Stock Options and Awards	36.7	30.6
Stock Purchased	(2.7)	(38.2)

Balance at March 31	(415.4)	(466.0)

Total Stockholders’ Equity at March 31	$4,043.4	$3,703.4

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2007	2006
Cash Flows from Operating Activities:
Net Income	$186.7	$163.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	—	4.0
Depreciation on Buildings and Equipment	19.7	19.5
Amortization of Computer Software	23.6	21.5
Amortization of Intangibles	5.3	5.4
Increase in Receivables	(21.0)	(42.2)
Decrease in Interest Payable	(12.0)	(17.9)
Amortization and Accretion of Securities and Unearned Income	(62.1)	(28.1)
Net (Increase) Decrease in Trading Account Securities	.5	(3.9)
Other Operating Activities, net	(29.4)	15.1

Net Cash Provided by Operating Activities	111.3	136.4

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(1,623.6)	3,933.3
Net Increase in Time Deposits with Banks	(1,128.7)	(758.4)
Net Decrease in Other Interest-Bearing Assets	1.1	39.7
Purchases of Securities-Held to Maturity	(32.8)	(21.8)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	31.7	34.3
Purchases of Securities-Available for Sale	(17,504.0)	(33,439.8)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	17,455.3	33,625.0
Net (Increase) Decrease in Loans and Leases	871.8	(60.6)
Purchases of Buildings and Equipment, net	(15.5)	(9.4)
Purchases and Development of Computer Software	(45.7)	(38.5)
Net Decrease in Trust Security Settlement Receivables	58.3	25.5
Other Investing Activities, net	666.7	(289.7)

Net Cash Provided by (Used in) Investing Activities	(1,265.4)	3,039.6

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	3,199.4	(3,910.7)
Net Increase (Decrease) in Federal Funds Purchased	(2,026.0)	1,312.8
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(762.0)	733.3
Net Increase (Decrease) in Commercial Paper	—	.9
Net Decrease in Short-Term Other Borrowings	(2,562.4)	(1,278.7)
Proceeds from Term Federal Funds Purchased	10.0	3.0
Repayments of Term Federal Funds Purchased	(22.0)	(3.0)
Proceeds from Senior Notes & Long-Term Debt	650.0	—
Repayments of Senior Notes & Long-Term Debt	(274.4)	(163.9)
Treasury Stock Purchased	(1.5)	(37.5)
Net Proceeds from Stock Options	26.3	16.8
Excess Tax Benefits from Stock Incentive Plans	6.0	4.7
Cash Dividends Paid on Common Stock	(54.6)	(50.1)
Other Financing Activities, net	573.2	(2.8)

Net Cash Used in Financing Activities	(1,238.0)	(3,375.2)

Effect of Foreign Currency Exchange Rates on Cash	2.6	18.4

Decrease in Cash and Due from Banks	(2,389.5)	(180.8)
Cash and Due from Banks at Beginning of Year	4,961.0	2,996.2

Cash and Due from Banks at End of Period	$2,571.5	$2,815.4

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$453.6	$319.7
Income Taxes Paid	21.2	.8

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of March 31, 2007 and 2006, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Expenses associated with outside services purchased, previously included as a component of other operating expenses within the consolidated statement of income, are now included as a separate component of noninterest expenses due to the increased significance of this expense category. The amortization of capitalized software, also previously included as a component of other operating expenses, is now included as a component of equipment and software expense in order to better align the nature of this expense with its income statement classification. All prior period amounts have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2006 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - On July 13, 2006, the Financial Accounting Standards Board (FASB) issued its Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48), which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of FIN 48 as of January 1, 2007 did not impact Northern Trust’s consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), which amends FASB Statement No. 13, “Accounting for Leases.” This Staff Position addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting by a lessor for that lease. FSP 13-2 requires a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation includes actual cash flows that occurred up to the date of the recalculation and projected cash flows thereafter. The change in the leveraged lease net investment balances as a result of the recalculation is recognized as a gain or loss in the year that the estimated cash flows change. Additionally, a lessor must apply the provisions of FIN 48 to its tax

Notes to Consolidated Financial Statements (continued)

positions when initially calculating or subsequently recalculating leveraged lease cash flows and determining the related income allocation. The cumulative effect of applying the provisions of this Staff Position is reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Based on current estimates relating to the outcome of future events, adoption as of January 1, 2007 reduced Northern Trust’s stockholders’ equity by $72.3 million and is expected to reduce 2007 net income by approximately $8 million. These amounts will be recognized into income over the remaining term of the affected leveraged leases.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Disclosures required to be provided include information on the inputs used to develop fair value measurements and the effect of the measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 as of January 1, 2008 is currently not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 as of January 1, 2008 is currently not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

3. Stock-Based Compensation Plans - The Northern Trust Corporation 2002 Stock Plan (2002 Plan), administered by the Compensation Committee of the Corporation’s Board of Directors, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units, and performance shares. On April 17, 2007, the 2002 Plan was amended and restated, increasing the number of shares available for future grant by 18,000,000 to 22,540,618 shares.

In the first quarter of 2007, Northern Trust granted 1,368,429 stock options with a total grant-date fair value of $23.8 million, 173,928 stock unit awards with a total grant-date fair value of $11.0 million, and 393,518 performance stock units with a total grant-date fair value of $24.9 million. Included in the compensation expense recorded in the first quarter of 2007 related to stock options was $6.3 million attributable to options granted in the first quarter of 2007 to retirement-eligible employees, which were expensed in their entirety on the grant date. Compensation expense recorded in the first quarter of 2006 included $7.5 million attributable to options granted to retirement-eligible employees.

Notes to Consolidated Financial Statements (continued)

Total compensation expense for share-based payment arrangements and the associated tax benefits recognized were as follows:

	Three Months Ended March 31
(In Millions)	2007	2006
Stock Options	$9.2	$10.2
Stock and Stock Unit Awards	3.8	4.0
Performance Stock Units	2.3	.3

Total Share-Based Compensation Expense	$15.3	$14.5
Tax Benefits Recognized	$5.8	$5.5

4. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2007		December 31, 2006		March 31, 2006
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$6.1	$6.1	$1.0	$1.0	$13.0	$13.0
Obligations of States and
Political Subdivisions	31.8	31.8	31.7	31.7	31.5	31.5
Government Sponsored Agency	10,311.8	10,311.8	10,245.1	10,245.1	8,994.0	8,994.0
Preferred Stock	9.8	9.8	9.8	9.8	9.8	9.8
Asset-Backed	858.0	858.0	767.4	767.4	779.4	779.4
Other	222.2	222.2	194.6	194.6	163.5	163.5

Subtotal	11,439.7	11,439.7	11,249.6	11,249.6	9,991.2	9,991.2

Held to Maturity
Obligations of States and
Political Subdivisions	855.0	877.7	863.8	888.5	873.6	893.6
Government Sponsored Agency	14.3	14.2	14.6	14.5	9.7	9.4
Other	239.9	230.9	228.6	219.1	243.3	236.2

Subtotal	1,109.2	1,122.8	1,107.0	1,122.1	1,126.6	1,139.2

Trading Account	8.1	8.1	8.6	8.6	6.7	6.7

Total Securities	$12,557.0	$12,570.6	$12,365.2	$12,380.3	$11,124.5	$11,137.1

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	March 31, 2007
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$6.1	$—	$—	$6.1
Obligations of States and Political Subdivisions	30.6	1.2	—	31.8
Government Sponsored Agency	10,315.3	2.0	5.5	10,311.8
Preferred Stock	9.8	—	—	9.8
Asset-Backed	858.8	.4	1.2	858.0
Other	210.8	11.4	—	222.2

Total	$11,431.4	$15.0	$6.7	$11,439.7

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	March 31, 2007
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$855.0	$24.0	$1.3	$877.7
Government Sponsored Agency	14.3	.1	.2	14.2
Other	239.9	—	9.0	230.9

Total	$1,109.2	$24.1	$10.5	$1,122.8

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2007	December 31, 2006	March 31, 2006
U.S.
Residential Real Estate	$8,679.2	$8,674.4	$8,345.8
Commercial	4,884.4	4,679.1	3,772.2
Commercial Real Estate	1,902.3	1,836.3	1,576.1
Personal	2,947.0	3,415.8	2,957.6
Other	803.2	979.2	1,012.3
Lease Financing	1,178.3	1,291.6	1,193.7

Total U.S.	20,394.4	20,876.4	18,857.7
Non-U.S.	1,263.8	1,733.3	1,182.9

Total Loans and Leases	$21,658.2	$22,609.7	$20,040.6
Reserve for Credit Losses Assigned to Loans and Leases	(138.3)	(140.4)	(129.3)

Net Loans and Leases	$21,519.9	$22,469.3	$19,911.3

Other U.S. loans and non-U.S. loans included $1.2 billion at March 31, 2007, $1.7 billion at December 31, 2006, and $1.1 billion at March 31, 2006 of short duration advances, primarily related to the processing of custodied client investments.

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended March 31, 2007 and March 31, 2006.

(In Millions)	March 31, 2007	March 31, 2006
Nonperforming Loans	$35.1	$31.1
Impaired Loans with Reserves	$21.3	$24.5
Impaired Loans without Reserves*	10.5	3.3

Total Impaired Loans	$31.8	$27.8
Reserves for Impaired Loans	$16.4	$19.0
Average Balance of Impaired Loans during the Quarter	32.9	27.5

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value, a reserve is not required.

There was $261 thousand of interest recorded on impaired loans in the current quarter, compared with no interest income recorded on impaired loans for the quarter ended March 31, 2006, respectively.

Notes to Consolidated Financial Statements (continued)

At March 31, 2007, residential real estate loans totaling $1.2 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $7.3 million at March 31, 2007. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At March 31, 2007, legally binding commitments to extend credit totaled $20.6 billion compared with $20.0 billion at December 31, 2006 and $18.4 billion at March 31, 2006.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31
(In Millions)	2007	2006
Balance at Beginning of Period	$151.0	$136.0
Charge-Offs	(2.3)	(.4)
Recoveries	.1	.3

Net (Charge-Offs) Recoveries	(2.2)	(.1)
Provision for Credit Losses	—	4.0

Balance at End of Period	$148.8	$139.9

Reserve for Credit Losses Assigned to:
Loans and Leases	$138.3	$129.3
Unfunded Commitments and Standby Letters of Credit	10.5	10.6

Total Reserve for Credit Losses	$148.8	$139.9

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

7. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended March 31, 2007.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2006	$361.7	$60.8	$422.5
Other Changes *	(.4)	—	(.4)

Balance at March 31, 2007	$361.3	$60.8	$422.1

*	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2007 and March 31, 2006, was as follows:

Other Intangible Assets-Subject to Amortization *

	March 31
(In Millions)	2007	2006
Gross Carrying Amount	$247.7	$234.8
Accumulated Amortization	127.5	105.2

Net Book Value	$120.2	$129.6

*	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.3 million and $5.4 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. Amortization for the remainder of 2007 and for the years 2008, 2009, 2010, and 2011 is estimated to be $15.5 million, $18.6 million, $18.1 million, $16.2 million and $12.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

8. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at March 31, 2007 and 2006, and changes during the three-month periods then ended, presented on an after-tax basis.

	Three Months Ended March 31, 2007
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$4.5	$2.6	$(1.0)	$6.1
Less: Reclassification Adjustments	—	.1	—	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	2.5	(1.0)	6.0
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(5.1)	1.9	(1.0)
Less: Reclassification Adjustments	—	(3.2)	1.2	(2.0)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(1.9)	.7	1.0
Pension and Other Postretirement Benefit Adjustments	(173.8)	—	—	(173.8)
Less: Reclassification Adjustments	—	5.4	(3.9)	1.5

Total Pension and Other Postretirement Benefit Adjustments	(173.8)	5.4	(3.9)	(172.3)
Foreign Currency Translation Adjustments	18.5	(2.9)	(4.8)	10.8

Accumulated Other Comprehensive Income	$(148.6)	$3.1	$(9.0)	$(154.5)

	Three Months Ended March 31, 2006
	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
(In Millions)
Unrealized Gains (Losses) on Securities Available for Sale	$(5.2)	$(2.7)	$.9	$(7.0)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(5.2)	(2.7)	.9	(7.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	(3.2)	1.2	(2.8)
Less: Reclassification Adjustments	—	(2.5)	1.0	(1.5)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	(.7)	.2	(1.3)
Minimum Pension Liability	(14.2)	—	—	(14.2)
Foreign Currency Translation Adjustments	1.5	(8.4)	2.4	(4.5)

Accumulated Other Comprehensive Income	$(18.7)	$(11.8)	$3.5	$(27.0)

Notes to Consolidated Financial Statements (continued)

9. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2007	2006
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	218,800,423	217,645,991
Net Income	$186.7	$163.0
Basic Net Income Per Common Share	$.85	$.75

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	218,800,423	217,645,991
Plus Dilutive Potential Common Shares:
Stock Options	3,278,520	2,840,598
Stock Incentive Plans	1,112,447	988,780

Average Common and Potential Common Shares	223,191,390	221,475,369
Net Income	$186.7	$163.0
Diluted Net Income Per Common Share	$.84	$.74

Note: For the quarters ended March 31, 2007 and 2006, options to purchase 6,148,087 and 6,060,018 shares of the Corporation’s common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

10. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended March 31
(In Millions)	2007	2006
Interest Income
Loans and Leases	$299.4	$250.3
Securities – Taxable	148.1	108.4
– Non-Taxable	9.7	10.0
Time Deposits with Banks	162.5	97.3
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	16.6	11.1

Total Interest Income	636.3	477.1

Interest Expense
Deposits	352.4	211.7
Federal Funds Purchased	16.9	17.9
Securities Sold Under Agreements to Repurchase	20.9	21.1
Commercial Paper	—	1.6
Other Borrowings	6.3	3.7
Senior Notes	5.8	2.9
Long-Term Debt	35.3	39.3
Floating Rate Capital Debt	4.0	3.6

Total Interest Expense	441.6	301.8

Net Interest Income	$194.7	$175.3

Notes to Consolidated Financial Statements (continued)

11. Income Taxes - Total income tax expense for the quarter was $95.6 million, an effective tax rate of 33.9%, compared with $87.4 million in the prior year, an effective rate of 34.9%. The lower effective rate in the current quarter reflects management’s decision to indefinitely reinvest the earnings of certain non-U.S. subsidiaries.

The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal, state, or local, or by non-U.S tax authorities for years before 1997. As of the date of adoption of FIN 48, discussed in Note 2, “Recent Accounting Pronouncements,” $24.4 million of unrecognized tax benefits were included in other liabilities within the consolidated balance sheet. If recognized, all of the tax benefits would increase net income, resulting in a decrease of the effective income tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months. Additionally, included in other liabilities within the consolidated balance sheet were $167 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of accelerated deductions would not affect the annual effective tax rate but would accelerate the payment of cash to tax authorities to an earlier period.

Northern Trust recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $59.6 million, $39.4 million net of tax, was accrued for the potential payment of interest and penalties.

12. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three months ended March 31, 2007 and 2006.

Net Periodic Pension Expense

U.S. Plan

	Three Months Ended March 31
(In Millions)	2007	2006
Service Cost	$7.7	$7.3
Interest Cost	7.2	6.9
Expected Return on Plan Assets	(12.1)	(9.5)
Amortization:
Net Loss	3.7	3.9
Prior Service Cost	.3	.3

Net Periodic Pension Expense	$6.8	$8.9

Notes to Consolidated Financial Statements (continued)

Net Periodic Pension Expense

Non-U.S. Plan

	Three Months Ended March 31
(In Millions)	2007	2006
Service Cost	$1.4	$1.4
Interest Cost	1.6	1.2
Expected Return on Plan Assets	(2.0)	(1.6)
Net Loss Amortization	.3	.3

Net Periodic Pension Expense	$1.3	$1.3

Net Periodic Pension Expense

Supplemental Plan

	Three Months Ended March 31
(In Millions)	2007	2006
Service Cost	$.5	$.6
Interest Cost	.9	.8
Expected Return on Plan Assets	—	—
Net Loss Amortization	.7	.7

Net Periodic Pension Expense	$2.1	$2.1

Net Periodic Benefit Expense

Other Postretirement Plan

	Three Months Ended March 31
(In Millions)	2007	2006
Service Cost	$.5	$.4
Interest Cost	.9	.9
Amortization:
Transition Obligation	.1	.1
Net Loss	.3	.5

Net Periodic Benefit Expense	$1.8	$1.9

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.8 billion on March 31, 2007, $2.7 billion on December 31, 2006 and $2.7 billion on March 31, 2006. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $13.9 million at March 31, 2007, $7.9 million at December 31, 2006, and $7.6 million at March 31, 2006.

As part of securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued

Notes to Consolidated Financial Statements (continued)

interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $193.5 billion at March 31, 2007, $156.7 billion at December 31, 2006, and $152.0 billion at March 31, 2006. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected within the consolidated balance sheet at March 31, 2007, December 31, 2006, or March 31, 2006 related to these indemnifications.

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

In November and December 2003, Enron Corp. as debtor-in-possession filed two lawsuits in the bankruptcy court in New York seeking to recover for its bankruptcy estate more than $1 billion paid by Enron in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “constructive fraudulent transfers” that can be reversed with the money going back to Enron. Since The Northern Trust Company (Bank), a wholly-owned subsidiary of the Corporation, sold approximately $197 million of this Enron commercial paper that it held for some of its clients to a third party broker, the Bank and those clients are among scores of defendants named in these complaints. In June 2005, the bankruptcy judge denied the defendants’ motions to dismiss the complaints. Defendants filed petitions with the Federal District Court for the Southern District of New York seeking review of the bankruptcy court ruling. The Securities and Exchange Commission, the Federal Reserve Board, and the United States Treasury Department also filed briefs supporting defendants’ position urging the District Court to review the ruling. During the first quarter of 2007, the Bank reached a tentative agreement with Enron to settle the matter. The settlement has not been documented and will require bankruptcy court approval. Based on the terms of the tentative agreement, appropriate reserves have been accrued for the matter.

Notes to Consolidated Financial Statements (continued)

As part of its audit of federal tax returns filed from 1997 – 2000, the IRS challenged the Corporation’s tax position with respect to thirteen investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that continued to disallow certain tax deductions and included additional proposed adjustments to income and penalty assessments. The Corporation anticipates that the IRS will continue to disallow deductions relating to these leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2000. In October 2005, the IRS Tax Appeals Division informed the Corporation that the Criminal Investigation Division of the IRS had initiated an investigation relating to structured leasing transactions in which the Corporation had participated. The Corporation was informed in February 2007 that the IRS, without a recommendation for prosecution, referred this matter to the United States Attorney’s Office for the Northern District of Illinois for further investigation through the grand jury process. The Corporation has been advised by the government that it is not a target of the investigation. The Corporation is cooperating fully in the investigation. The Corporation does not know the full scope of the investigation and cannot predict at this time the impact of the investigation or when or on what basis the investigation will be resolved. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of the leases vigorously.

14. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $14.3 billion on March 31, 2007, $15.8 billion on December 31, 2006 and $10.7 billion on March 31, 2006. Included in the March 2007 pledged assets were securities available for sale of $1.2 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2007, December 31, 2006, and March 31, 2006 was $538.8 million, $415.2 million, and $372.9 million, respectively. There was no repledged collateral at March 31, 2007, December 31, 2006, or March 31, 2006.

15. Business Units - The table on page 23, reflecting the earnings contribution of Northern Trust’s business units for the three-month periods ended March 31, 2007, is incorporated by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the first quarter was $.84, an increase of 14% from $.74 per share earned in last year’s first quarter. Net income increased 15% to $186.7 million, up from $163.0 million earned in the first quarter of last year. This performance produced an annualized return on average common equity (ROE) of 19.21% versus 18.22% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.33%, unchanged from last year.

Revenues stated on a fully taxable equivalent (FTE) basis of $823.8 million were up 11% from $743.0 million in last year’s first quarter, reflecting trust, investment and other servicing fees of $488.9 million, up 10% from the first quarter of last year. Net interest income was up 10% from a year ago to $210.3 million on a FTE basis and foreign exchange trading income was up 20% to $67.2 million. Noninterest expenses totaled $525.9 million for the quarter, up 11% from $473.3 million in the year-ago quarter.

Noninterest Income

Noninterest income totaled $613.5 million for the quarter, up 11% from $552.4 million reported last year, and accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees were $488.9 million in the quarter, up 10% from $442.5 million in the first quarter of last year, and represented 59% of total taxable equivalent revenue. The increase resulted primarily from higher equity markets and new business. The components of noninterest income for the first quarter of 2007 and 2006 are listed in the following table:

Noninterest Income

	Three Months Ended March 31
(In Millions)	2007	2006
Trust, Investment and Other Servicing Fees	$488.9	$442.5
Foreign Exchange Trading Income	67.2	55.8
Treasury Management Fees	16.2	17.0
Security Commissions and Trading Income	14.0	15.6
Other Operating Income	27.1	21.4
Investment Security Gains	.1	.1

Total Noninterest Income	$613.5	$552.4

Noninterest Income (continued)

Assets under custody totaled $3.75 trillion at March 31, 2007. This represents an increase in assets under custody of 6% from December 31, 2006 and 20% from March 31, 2006. Assets under management totaled $755.8 billion compared with $697.2 billion at December 31, 2006 and $652.8 billion at March 31, 2006. As of the current quarter-end, managed assets were invested 35% in equities, 16% in fixed-income securities, and 49% in cash and other assets.

Assets Under Custody

(In Billions)	March 31, 2007	December 31, 2006	March 31, 2006
Corporate & Institutional	$3,462.3	$3,263.5	$2,889.8
Personal	291.8	281.9	235.6

Total Assets Under Custody	$3,754.1	$3,545.4	$3,125.4

Assets Under Management
(In Billions)	March 31, 2007	December 31, 2006	March 31, 2006
Corporate & Institutional	$616.5	$562.5	$531.3
Personal	139.3	134.7	121.5

Total Assets Under Management	$755.8	$697.2	$652.8

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

Trust, investment and other servicing fees from C&IS in the quarter increased 8% to a record $274.2 million from the year-ago quarter, reflecting strong new business and higher equity markets. Growth in our international business resulted in a 12% increase in custody and fund administration fees to $140.7 million. Custody and fund administration fees in the prior year quarter included a nonrecurring revenue accrual of approximately $4.5 million. Securities lending fees totaled $45.6 million, down 6% compared with the exceptionally strong performance last year. Results were impacted by lower spreads on the investment of cash collateral, offset in part by higher volumes. Fees from asset management in the quarter grew 12% from the prior year to $71.5 million.

C&IS assets under custody totaled $3.5 trillion at March 31, 2007, up 20% from a year ago, and included $1.8 trillion of global custody assets, a 30% increase compared with a year ago. C&IS assets under management totaled $616.5 billion, a 16% increase from the prior year. As of the current quarter-end, C&IS managed assets were invested 32% in equities, 12% in fixed-income securities, and 56% in cash and other assets.

Noninterest Income (continued)

Trust, investment and other servicing fees from PFS in the quarter increased 14% and totaled a record $214.7 million compared with $188.9 million a year ago. The increase in PFS fees resulted primarily from strong new business results and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $291.8 billion at March 31, 2007, a 24% increase from $235.6 billion in the prior year. PFS assets under management totaled $139.3 billion, a 15% increase from $121.5 billion last year. As of the current quarter-end, PFS managed assets were invested 48% in equities, 33% in fixed-income securities, and 19% in cash and other assets.

Foreign exchange trading income of $67.2 million increased 20% from the prior year quarter, primarily driven by strong client volumes. Revenues from security commissions and trading income equaled $14.0 million, down 10% from the prior year. Other operating income, the components of which are listed below, was $27.1 million for the first quarter compared with $21.4 million in the same period last year. Approximately half of the increase in the other income category reflects the foreign exchange rate impact of translating non-U.S. assets and liabilities.

Other Operating Income

	Three Months Ended March 31
(In Millions)	2007	2006
Loan Service Fees	$4.3	$4.1
Banking Service Fees	8.6	8.9
Other Income	14.2	8.4

Total Other Operating Income	$27.1	$21.4

Net Interest Income

Net interest income for the quarter totaled $194.7 million, 11% higher than the $175.3 million reported in the first quarter of 2006. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to a FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $210.3 million, up 10% from $190.6 million reported in the prior year quarter. The increase reflects higher levels of average earning assets, partially offset by a decline in the net interest margin. The securities portfolio averaged $12.5 billion, up 13% from last year, with the increase concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 9% to $21.4 billion, while money market assets increased 36% from the prior year and averaged $17.0 billion for the quarter. The net interest margin equaled 1.68%, down from 1.79% in the prior year quarter. The decline in the net interest margin reflects the significant growth in global custody-related deposits which have been invested primarily in short-term money market assets and securities.

Average U.S. loans outstanding during the quarter totaled $20.2 billion, 10% higher than the $18.3 billion in last year’s first quarter. Non-U.S. loans decreased $111 million on average from the prior year quarter to $1.2 billion. Residential mortgages averaged $8.7 billion in the quarter, up 4% from the prior year’s first quarter, and represented 41% of the total average loan and lease portfolio. Commercial loans averaged $4.7 billion, up 29% from $3.7 billion last year, while personal loans averaged $3.1 billion, up 6% from last year’s first quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-related deposits averaged $36.7 billion, up 29% from the first quarter of 2006. Non-U.S. office time deposits increased $8.0 billion or 41% from last year’s first quarter, resulting primarily from growth in our international business. Retail deposit levels increased $197 million due primarily to higher levels of savings certificates, offset in part by lower balances in savings and now accounts. Other interest-related funds averaged $7.2 billion in the quarter compared with $8.8 billion in last year’s first quarter, and included the proceeds of $250 million of 5.30% fixed-rate, noncallable unsecured notes issued by the Corporation in August of 2006. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $7.0 billion compared with $6.0 billion in last year’s first quarter.

Provision for Credit Losses

There was no provision for credit losses in the first quarter compared with $4.0 million in the prior year quarter. The reserve for credit losses at March 31, 2007 was $148.8 million compared with $151.0 million at December 31, 2006 and $139.9 million at March 31, 2006. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 27.

Noninterest Expense

Noninterest expenses totaled $525.9 million for the quarter, up 11% from $473.3 million in the year-ago quarter.

Noninterest Expenses

	Three Months Ended March 31
(In Millions)	2007	2006
Compensation	$244.7	$216.7
Employee Benefits	56.6	55.3
Outside Services	84.1	74.9
Equipment and Software Expense	50.9	47.9
Occupancy Expense	38.0	35.1
Other Operating Expenses	51.6	43.4

Total Noninterest Expenses	$525.9	$473.3

Compensation and employee benefit expenses totaled $301.3 million, up $29.3 million or 11% compared with last year. The current quarter increase was driven by increased staff levels, annual salary increases, higher performance-based compensation, and higher health care costs. Staff on a full-time equivalent basis at March 31, 2007 totaled 9,940, up 9% from a year ago.

Other expense categories totaled $224.6 million, up $23.3 million or 12% from $201.3 million last year. The current quarter increase reflects volume driven growth in global subcustody expense, higher expenses for technical and consulting services, a litigation reserve accrual, higher computer software amortization, and increased advertising costs.

Provision for Income Taxes

The provision for income taxes was $95.6 million for the first quarter resulting in an effective tax rate of 33.9%. In the prior year quarter, the provision for income taxes was $87.4 million and the effective tax rate was 34.9%. The lower effective rate reflects management’s decision to reinvest indefinitely the earnings of certain non-U.S. subsidiaries.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the quarters ended March 31, 2007 and 2006.

Results of Operations

Three Months

	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated

($ In Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Noninterest Income
Trust, Investment and Other Servicing Fees	$274.2	$253.6	$214.7	$188.9	$—	$—	$488.9	$442.5
Other	95.6	81.7	24.4	24.3	4.6	3.9	124.6	109.9
Net Interest Income (FTE) *	87.9	70.8	125.2	123.7	(2.8)	(3.9)	210.3	190.6

Revenues (FTE) *	457.7	406.1	364.3	336.9	1.8	—	823.8	743.0
Provision for Credit Losses	.4	4.3	(.4)	(.3)	—	—	—	4.0
Noninterest Expenses	267.9	238.5	225.6	209.7	32.4	25.1	525.9	473.3

Income before Income Taxes *	189.4	163.3	139.1	127.5	(30.6)	(25.1)	297.9	265.7
Provision for Income Taxes *	71.7	63.5	53.9	49.4	(14.4)	(10.2)	111.2	102.7

Net Income	$117.7	$99.8	$85.2	$78.1	$(16.2)	$(14.9)	$186.7	$163.0

Percentage of Consolidated Net Income	63%	61%	46%	48%	(9)%	(9)%	100%	100%

Average Assets	$37,966.1	$30,403.2	$18,642.9	$17,368.2	$440.7	$1,887.2	$57,049.7	$49,658.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.6 million for 2007 and $15.3 million for 2006.

Corporate and Institutional Services

C&IS net income for the quarter totaled $117.7 million compared with $99.8 million reported in the first quarter of 2006. Noninterest income was $369.8 million, up 10% from $335.3 million in last year’s first quarter. Trust, investment and other servicing fees increased 8% from the year-ago quarter to a record $274.2 million, reflecting strong new business and higher equity markets. Growth in our international business resulted in a 12% increase in custody and fund administration fees to $140.7 million. Custody and fund administration fees in the prior year quarter included a nonrecurring revenue accrual of approximately $4.5 million. Securities lending fees totaled $45.6 million, down 6% compared with the exceptionally strong performance last year. Results were impacted by lower spreads on the investment of cash collateral, offset in part by higher volumes. Fees from asset management in the quarter grew 12% from the prior year to $71.5 million. Other noninterest income was $95.6 million compared with $81.7 million in last year’s first quarter. The increase is primarily attributable to foreign exchange trading income, which was $65.8 million for the quarter compared with $54.6 million in the first quarter of last year. Treasury management fees were 6% lower in the quarter, offset by higher levels of custody-related deposit revenues.

Net interest income stated on a FTE basis was $87.9 million, up 24% from $70.8 million in last year’s first quarter. The increase reflects higher levels of earning assets. Average earning assets increased $8.0 billion, or 31%, with the increase concentrated in short-term money market assets and loans, and funded primarily with non-U.S. office time deposits. The net interest margin equaled 1.06%, down from 1.12% in the prior year quarter.

The $.4 million provision for credit losses in the current quarter compares with a provision of $4.3 million in the first quarter of last year. The prior year provision was due primarily to growth in the commercial portfolio and the migration of certain loans to higher risk credit ratings. Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, and indirect expense allocations for certain corporate support services, increased 12% and totaled $267.9 million for the first quarter. The current quarter increase was driven by higher expenses for technical and consulting services, increased performance-based compensation, higher staff levels, annual salary increases, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the quarter was $85.2 million, up 9% from $78.1 million reported a year ago. Noninterest income was $239.1 million, up 12% from $213.2 million in last year’s first quarter. Trust, investment and other servicing fees in the quarter increased 14% and totaled a record $214.7 million compared with $188.9 million a year ago. The increase in PFS fees resulted primarily from strong new business and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $24.4 million compared with $24.3 million in the prior year quarter.

Net interest income stated on a FTE basis was $125.2 million in the current quarter compared with $123.7 million in the prior year’s first quarter. The increase reflects an 8% increase in average earning assets, concentrated in the loan portfolio, offset by a reduction in the net interest margin from 3.01% last year to 2.82% in the current quarter. The decline in the net interest margin is primarily a result of rising interest rates on deposits and a greater level of funding from short-term borrowings.

A negative provision for credit losses of $.4 million was recorded in the current quarter compared with a negative provision of $.3 million recorded last year. Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and WWOT for product and operating support, and indirect expense allocations for certain corporate support services, increased 8% to $225.6 million from $209.7 million in last year’s first quarter. The current quarter increase reflects higher performance-based compensation, annual salary increases, and allocations for product and operating support.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank. Treasury and Other also includes certain corporate-based expenses and nonrecurring items not allocated to the business units and certain executive level compensation. Net interest income for the first quarter was a negative $2.8 million compared with a negative $3.9 million in the year-ago quarter. Noninterest expenses totaled $32.4 million for the quarter, compared with $25.1 million in the year-ago period, and includes a litigation reserve accrual.

BALANCE SHEET

Total assets at March 31, 2007 were $59.5 billion and averaged $57.0 billion for the first quarter, compared with last year’s average of $49.7 billion. Loans and leases totaled $21.7 billion at March 31, 2007 and averaged $21.4 billion for the first quarter, compared with $20.0 billion at March 31, 2006 and the $19.6 billion average for the first quarter last year. Securities totaled $12.6 billion at March 31, 2007 and averaged $12.5 billion for the quarter, compared with $11.1 billion at March 31, 2006 and $11.1 billion on average last year. Money market assets totaled $19.5 billion at March 31, 2007. Money market assets averaged $17.0 billion in the first quarter, up 36% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office time deposits, which averaged $27.4 billion in the quarter, up 41% from the year-ago quarter, offset in part by a reduction in short-term borrowings, which averaged $3.9 billion, down 28% from the year-ago quarter.

Common stockholders’ equity increased to $4.0 billion at March 31, 2007 and averaged $3.9 billion for the quarter, up 9% from last year’s first quarter. The increase primarily reflects the retention of earnings offset in part by the impact of adopting new accounting standards and the repurchase of common stock pursuant to the Corporation’s share buyback program.

The December 31, 2006 adoption of a new accounting standard relating to defined benefit pension and other postretirement plans reduced stockholders’ equity by $160.8 million due to the requirement that employers recognize any previously unrecognized actuarial gains/losses and prior service costs, net of tax, in accumulated other comprehensive income. On January 1, 2007, Northern Trust adopted FSP 13-2 related to the accounting for projected changes in leveraged lease cash flows which reduced retained earnings by $72.3 million. In response to the capital impact of adopting these new accounting standards, the Corporation reduced repurchases under the share buyback program in the first quarter of 2007, repurchasing 43,364 shares at a cost of $2.7 million ($61.23 average price per share). An additional 11.9 million shares are authorized for repurchase after March 31, 2007 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2007 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to first quarter average assets) at March 31, 2007 also exceeded the minimum regulatory requirement of 3%. Shown below are the March 31, 2007 and March 31, 2006 capital ratios of Northern Trust and of the Bank.

	March 31, 2007		March 31, 2006
Capital Ratios	Northern Trust	The Northern Trust Company	Northern Trust	The Northern Trust Company
Tier 1 Capital	10.2%	9.3%	10.2%	8.4%
Total Capital	12.4%	11.7%	12.7%	11.4%
Leverage Ratio	7.0%	6.0%	7.0%	5.6%

Each of Northern Trust’s other subsidiary banks had March 31, 2007 ratios of 10.4% or higher for tier 1 capital, 11.0% or higher for total risk-based capital, and 8.4% or higher for the leverage ratio.

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at March 31, 2007 totaled $37.0 million compared with $37.1 million at December 31, 2006 and $31.2 million at March 31, 2006. Nonaccrual loans and leases totaled $35.1 million or .16% of total loans and leases at March 31, 2007. At December 31, 2006 and March 31, 2006, nonaccrual loans and leases totaled $35.7 million and $31.1 million, respectively. The $.6 million decrease in nonperforming loans during the quarter is primarily the result of the full repayment received on one nonperforming loan and the partial charge-off of another, partially offset by the reclassification of three loans to nonperforming.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual Loans
U.S.
Residential Real Estate	$14.0	$8.1	$7.2
Commercial	12.6	18.8	14.1
Commercial Real Estate	—	—	—
Personal	7.3	7.6	8.6
Non-U.S.	1.2	1.2	1.2

Total Nonaccrual Loans	35.1	35.7	31.1
Other Real Estate Owned	1.9	1.4	.1

Total Nonperforming Assets	$37.0	$37.1	$31.2

90 Day Past Due Loans Still Accruing	$15.1	$24.6	$19.9

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

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three month periods ended March 31, 2007 and March 31, 2006 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at March 31, 2007, December 31, 2006 and March 31, 2006.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	March 31, 2007		December 31, 2006		March 31, 2006
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$16.4	—%	$19.6	—%	$19.0	—%
Allocated Inherent Reserve
Residential Real Estate	12.7	40	13.4	38	11.2	41
Commercial	55.5	22	55.0	21	52.3	19
Commercial Real Estate	23.3	9	21.5	8	18.8	8
Personal	5.7	14	5.9	15	6.1	15
Other	—	4	—	4	—	5
Lease Financing	3.5	5	3.7	6	3.9	6
Non-U.S.	6.2	6	6.6	8	3.7	6

Total Allocated Inherent Reserve	$106.9	100%	$106.1	100%	$96.0	100%

Unallocated Inherent Reserve	25.5	—	25.3	—	24.9	—

Total Reserve	$148.8	100%	$151.0	100%	$139.9	100%

Reserve Assigned to:
Loans and Leases	$138.3		$140.4		$129.3
Unfunded Commitments and Standby Letters of Credit	10.5		10.6		10.6

Total Reserve	$148.8		$151.0		$139.9

Specific Component of Reserve. At March 31, 2007, the specific component of the reserve stood at $16.4 million compared with $19.6 million at December 31, 2006. The $3.2 million decrease in specific reserves from December 31, 2006 is primarily due to the partial charge-off of one nonperforming loan and the full repayment received on another.

Allocated Inherent Component of Reserve. The allocated inherent portion of the reserve totaled $106.9 million at March 31, 2007 compared with $106.1 million at December 31, 2006. This component of the reserve increased by $.8 million primarily due to the growth in the commercial loan portfolio offset in part by principal repayments received on lower rated loans.

Unallocated Inherent Component of Reserve. The unallocated portion of the inherent loss reserve is based on management’s review of other factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $25.5 million at March 31, 2007.

Other Factors. At March 31, 2007, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $79 million of which $31.8 million was classified as impaired, down from $82 million at December 31, 2006 when $31.9 million was classified as impaired, and up from $73 million at March 31, 2006 when $27.8 million was classified as impaired.

Provision and Reserve for Credit Losses (continued)

Overall Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $148.8 million at March 31, 2007. The reserve of $138.3 million assigned to loans and leases, as a percentage of total loans and leases was .64% at March 31, 2007, compared with .62% at December 31, 2006.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet totaled $10.5 million at March 31, 2007, down slightly from $10.6 million at December 31, 2006.

Provision. There was no provision for credit losses in the first quarter of 2007 compared with a provision of $4.0 million in the prior year quarter.

MARKET RISK MANAGEMENT

As described in the 2006 Financial Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2006.

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

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies; changes in financial and equity markets impacting the value of financial assets; changes in foreign currency exchange rates; Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk and liquidity risk; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. government’s response to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients; changes in the nature and activities of Northern Trust’s competition; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s ability to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, systems defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses; risks and uncertainties inherent in the litigation and regulatory process; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

FACTORS AFFECTING FUTURE RESULTS – (continued)

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2006 Financial Annual Report to Shareholders (pages 22 - 31), in the section of the “Notes to Consolidated Financial Statements” in the 2006 Financial Annual Report to Shareholders captioned “Note 24, Contingent Liabilities” (page 62), in the sections of “Item 1 – Business” of the 2006 Annual Report on Form 10-K captioned “Government Polices,” “Competition” and “Regulation and Supervision” (pages 6 - 13) and “Item 1A – Risk Factors” of the 2006 Annual Report on Form 10-K. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(Interest and rate on a fully taxable equivalent basis)

	First Quarter
	2007			2006
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$16.3	$1,227.0	5.39%	$10.7	$955.7	4.53%
Time Deposits with Banks	162.5	15,712.0	4.19	97.3	11,481.3	3.44
Other Interest-Bearing	.3	21.1	5.29	.4	38.4	4.35

Total Money Market Assets	179.1	16,960.1	4.28	108.4	12,475.4	3.52

Securities
U.S. Government	1.3	99.3	5.46	1.7	146.4	4.62
Obligations of States and Political Subdivisions	14.7	885.8	6.66	15.3	906.0	6.76
Government Sponsored Agency	138.5	10,300.2	5.45	98.8	8,780.1	4.56
Other	15.5	1,229.1	5.11	14.6	1,236.6	4.75

Total Securities	170.0	12,514.4	5.50	130.4	11,069.1	4.77

Loans and Leases	302.8	21,430.9	5.73	253.6	19,642.4	5.24

Total Earning Assets	$651.9	50,905.4	5.19%	$492.4	43,186.9	4.62%

Reserve for Credit Losses Assigned to Loans and Leases	—	(140.1)	—	—	(125.1)	—
Cash and Due from Banks	—	2,300.7	—	—	3,309.7	—
Other Assets	—	3,983.7	—	—	3,287.1	—

Total Assets	—	$57,049.7	—	—	$49,658.6	—

Average Source of Funds
Deposits
Savings and Money Market	$56.4	$6,830.9	3.35%	$43.4	$7,016.1	2.51%
Savings Certificates	23.4	1,996.8	4.74	14.7	1,614.7	3.70
Other Time	5.5	471.1	4.74	3.5	384.1	3.73
Non - U.S. Offices Time	267.1	27,424.3	3.95	150.1	19,421.1	3.13

Total Interest-Bearing Deposits	352.4	36,723.1	3.89	211.7	28,436.0	3.02
Short-Term Borrowings	44.1	3,939.0	4.54	44.3	5,434.8	3.31
Senior Notes	5.8	445.0	5.21	2.9	274.7	4.16
Long-Term Debt	35.3	2,522.4	5.61	39.3	2,775.1	5.66
Floating Rate Capital Debt	4.0	276.5	5.81	3.6	276.4	5.14

Total Interest-Related Funds	441.6	43,906.0	4.07	301.8	37,197.0	3.29

Interest Rate Spread	—	—	1.12%	—	—	1.33%
Noninterest-Bearing Deposits	—	6,881.2	—	—	6,332.0	—
Other Liabilities	—	2,322.0	—	—	2,502.4	—
Stockholders’ Equity	—	3,940.5	—	—	3,627.2	—

Total Liabilities and Stockholders’ Equity	—	$57,049.7	—	—	$49,658.6	—

Net Interest Income/Margin (FTE Adjusted)	$210.3	—	1.68%	$190.6	—	1.79%

Net Interest Income/Margin (Unadjusted)	$194.7	—	1.55%	$175.3	—	1.65%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

				First Quarter 2007/2006
				Change Due To
(In Millions)				Average Balance	Rate	Total
Earning Assets (FTE)				$93.9	$65.6	$159.5
Interest-Related Funds				67.8	72.0	139.8

Net Interest Income (FTE)				$26.1	$(6.4)	$19.7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The information called for by this item is incorporated herein by reference to Note 13 titled “Contingent Liabilities” beginning on page 15 of this Form 10-Q.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2007 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2007	20,019	$60.57	20,019
February 1-28, 2007	3,843	61.95	3,843
March 1-31, 2007	19,502	61.76	19,502

Total (First Quarter)	43,364	$61.23	43,364	11,873,446

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Northern Trust Corporation was held on April 17, 2007 for the purposes of (i) electing 14 Directors to hold office until the next annual meeting of stockholders, (ii) approving the amended and restated Northern Trust Corporation 2002 Stock Plan (the “Amended and Restated Stock Plan”), and (iii) ratifying the appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2007 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees.

All of management’s nominees for Director as named in the proxy statement were elected by the votes set forth in the table below. Each nominee received no fewer than 183,944,928 votes, which amounted to 91.82% of the shares voted and more than a majority of the shares present and voting as required for election. There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD
Linda Walker Bynoe	197,328,177	3,004,321
Nicholas D. Chabraja	197,567,541	2,764,957
Susan Crown	183,944,928	16,387,970
Dipak C. Jain	197,823,580	2,508,918
Arthur L. Kelly	193,543,844	6,788,654
Robert C. McCormack	191,195,011	9,137,487
Edward J. Mooney	188,575,525	11,756,973
William A. Osborn	194,485,346	5,849,752
John W. Rowe	197,352,055	2,980,443
Harold B. Smith	195,417,953	4,914,545
William D. Smithburg	188,450,911	11,881,587
Enrique J. Sosa	198,266,881	2,065,617
Charles A. Tribbett III	191,542,053	8,790,445
Frederick H. Waddell	195,668,595	4,663,903

Item 4.	Submission of Matters to a Vote of Security Holders (continued)

Stockholders approved the Amended and Restated Stock Plan. 146,176,535 votes were cast "FOR" approval of the Amended and Restated Stock Plan, 30,254,554 votes were cast "AGAINST" approval of the Amended and Restated Stock Plan, and 1,599,096 shares abstained from voting on this matter. There were 22,302,313 broker non-votes.

The appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2007 fiscal year (the “Appointment”) was ratified as follows: 196,136,342 votes were cast “FOR” ratification of the Appointment, 3,007,124 votes were cast “AGAINST” ratification of the Appointment, and 1,189,032 shares abstained from voting on this matter. There were no broker non-votes on this matter.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts

	(i)	Form of 2007 Stock Unit Award Terms and Conditions.

	(ii)	Form of 2007 Performance Stock Unit Award Terms and Conditions.

	(iii)	Form of 2007 Executive Stock Option Terms and Conditions.

	(iv)	Form of 2007 Director Stock Agreement.

	(v)	Amended and Restated Northern Trust Corporation 2002 Stock Plan.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

	(i)	Edited version of the remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, and Frederick H. Waddell, President and Chief Operating Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: April 30, 2007	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: April 30, 2007	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description
(10)	Material Contracts

	(i)	Form of 2007 Stock Unit Award Terms and Conditions.

	(ii)	Form of 2007 Performance Stock Unit Award Terms and Conditions.

	(iii)	Form of 2007 Executive Stock Option Terms and Conditions.

	(iv)	Form of 2007 Director Stock Agreement.

	(v)	Amended and Restated Northern Trust Corporation 2002 Stock Plan.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

	(i)	Edited version of the remarks delivered by William A. Osborn, Chairman and Chief Executive Officer, and Frederick H. Waddell, President and Chief Operating Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 17, 2007.