Form 10-Q
period 2007-06-30
NORTHERN TRUST CORP
filed 2007-07-31
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

220,093,384 Shares—$1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2007)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2007	December 31 2006	June 30 2006
Assets
Cash and Due from Banks	$3,519.0	$4,961.0	$4,356.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	881.0	1,299.7	1,672.1
Time Deposits with Banks	14,696.1	15,468.7	12,020.6
Other Interest-Bearing	21.7	21.9	27.4
Securities
Available for Sale	11,476.4	11,249.6	9,399.9
Held to Maturity (Fair value—$1,124.1 at June 2007, $1,122.1 at December 2006, $1,116.3 at June 2006)	1,121.7	1,107.0	1,112.7
Trading Account	7.1	8.6	9.9

Total Securities	12,605.2	12,365.2	10,522.5

Loans and Leases
Commercial and Other	15,215.2	13,935.3	12,699.8
Residential Mortgages	8,829.7	8,674.4	8,597.4

Total Loans and Leases (Net of unearned income—$549.4 at June 2007, $507.9 at December 2006, $472.6 at June 2006)	24,044.9	22,609.7	21,297.2

Reserve for Credit Losses Assigned to Loans and Leases	(139.3)	(140.4)	(133.5)
Buildings and Equipment	486.1	487.2	463.2
Customers' Acceptance Liability	.5	1.2	.4
Trust Security Settlement Receivables	515.5	339.3	255.2
Other Assets	2,979.0	3,298.7	2,844.1

Total Assets	$59,609.7	$60,712.2	$53,325.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$5,162.6	$5,434.0	$4,825.1
Savings and Money Market	7,549.3	6,297.6	6,338.3
Savings Certificates	2,006.3	1,999.3	1,595.0
Other Time	630.2	459.6	380.5
Non-U.S. Offices—Demand	3,063.3	3,880.9	2,219.7
—Time	27,450.3	25,748.8	23,324.5

Total Deposits	45,862.0	43,820.2	38,683.1
Federal Funds Purchased	881.2	2,821.6	1,123.8
Securities Sold Under Agreements to Repurchase	1,860.9	1,950.5	1,719.6
Other Borrowings	1,193.8	2,976.5	2,809.7
Senior Notes	449.7	445.4	283.5
Long-Term Debt	2,334.6	2,307.9	2,666.5
Floating Rate Capital Debt	276.5	276.5	276.4
Liability on Acceptances	.5	1.2	.4
Other Liabilities	2,523.3	2,168.5	1,954.5

Total Liabilities	55,382.5	56,768.3	49,517.5

Stockholders' Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 220,093,384 shares at June 2007, 218,700,956 shares at December 2006, and 217,914,130 shares at June 2006	379.8	379.8	379.8
Additional Paid-In Capital	47.3	30.9	32.3
Retained Earnings	4,340.7	4,131.2	3,902.8
Accumulated Other Comprehensive Income	(146.8)	(148.6)	(23.2)
Treasury Stock (at cost, 7,828,140 shares at June 2007, 9,220,568 shares at December 2006, and 10,007,394 shares at June 2006)	(393.8)	(449.4)	(483.3)

Total Stockholders' Equity	4,227.2	3,943.9	3,808.4

Total Liabilities and Stockholders' Equity	$59,609.7	$60,712.2	$53,325.9

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2007	2006	2007	2006
Noninterest Income
Trust, Investment and Other Servicing Fees	$532.7	$452.8	$1,021.6	$895.3
Foreign Exchange Trading Income	81.0	84.4	148.2	140.2
Treasury Management Fees	16.4	16.7	32.6	33.7
Security Commissions and Trading Income	15.0	16.0	29.0	31.6
Other Operating Income	28.7	23.2	55.8	44.6
Investment Security Gains, net	—	.2	.1	.3

Total Noninterest Income	673.8	593.3	1,287.3	1,145.7

Net Interest Income
Interest Income	664.3	540.8	1,300.6	1,017.9
Interest Expense	469.1	357.9	910.7	659.7

Net Interest Income	195.2	182.9	389.9	358.2
Provision for Credit Losses	4.0	3.0	4.0	7.0

Net Interest Income after Provision for Credit Losses	191.2	179.9	385.9	351.2

Noninterest Expenses
Compensation	251.4	221.1	496.1	437.8
Employee Benefits	58.7	55.9	115.3	111.2
Outside Services	93.7	76.6	177.8	151.5
Equipment and Software Expense	55.6	49.1	106.5	97.0
Occupancy Expense	42.1	39.2	80.1	74.3
Other Operating Expenses	53.8	50.1	105.4	93.5

Total Noninterest Expenses	555.3	492.0	1,081.2	965.3

Income before Income Taxes	309.7	281.2	592.0	531.6
Provision for Income Taxes	102.8	113.3	198.4	200.7

Net Income	$206.9	$167.9	$393.6	$330.9

Per Common Share
Net Income
—Basic	$.94	$.77	$1.80	$1.52
—Diluted	.92	.76	1.76	1.49
Cash Dividends Declared	.25	.23	.50	.46

Average Number of Common Shares Outstanding—Basic	219,632,587	217,785,721	219,218,804	217,716,242
—Diluted	224,187,331	221,589,312	223,692,112	221,532,654

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2007	2006	2007	2006
Net Income	$206.9	$167.9	$393.6	$330.9
Other Comprehensive Income (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(1.9)	.3	(.4)	(1.5)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.4	2.1	(.8)	1.6
Foreign Currency Translation Adjustments	4.8	1.4	(2.9)	(4.6)
Pension and Other Postretirement Benefit Adjustments	4.4	—	5.9	—

Other Comprehensive Income	7.7	3.8	1.8	(4.5)

Comprehensive Income	$214.6	$171.7	$395.4	$326.4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2007	2006
Common Stock
Balance at January 1 and June 30	$379.8	$379.8

Additional Paid-In Capital
Balance at January 1	30.9	—
Transferred from Common Stock Issuable—Stock Incentive Plans	—	55.5
Transferred from Deferred Compensation	—	(29.5)
Treasury Stock Transaction—Stock Options and Awards	(24.5)	(28.7)
Stock Options and Awards—Amortization	25.4	22.1
Stock Options and Awards—Taxes	15.5	12.9

Balance at June 30	47.3	32.3

Retained Earnings
Balance at January 1, as Previously Reported	4,131.2	3,672.1
Adjustment for the Cummulative Effect of Applying FSP 13-2 (Note 2)	(73.4)	—

Balance at January 1, as Restated	4,057.8	3,672.1
Net Income	393.6	330.9
Dividends Declared—Common Stock	(110.7)	(100.2)

Balance at June 30	4,340.7	3,902.8

Accumulated Other Comprehensive Income
Balance at January 1	(148.6)	(18.7)
Other Comprehensive Income (Loss)	1.8	(4.5)

Balance at June 30	(146.8)	(23.2)

Common Stock Issuable—Stock Incentive Plans
Balance at January 1	—	55.5
Transferred to Additional Paid-in Capital	—	(55.5)

Balance at June 30	—	—

Deferred Compensation
Balance at January 1	—	(29.5)
Transferred to Additional Paid-in Capital	—	29.5

Balance at June 30	—	—

Treasury Stock
Balance at January 1	(449.4)	(458.4)
Stock Options and Awards	109.6	76.6
Stock Purchased	(54.0)	(101.5)

Balance at June 30	(393.8)	(483.3)

Total Stockholders' Equity at June 30	$4,227.2	$3,808.4

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2007	2006
Cash Flows from Operating Activities:
Net Income	$393.6	$330.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	4.0	7.0
Depreciation on Buildings and Equipment	40.3	40.4
Amortization of Computer Software	48.3	43.8
Amortization of Intangibles	10.5	10.9
(Increase) Decrease in Receivables	19.5	(71.1)
Decrease in Interest Payable	(8.0)	(8.4)
Amortization and Accretion of Securities and Unearned Income	(134.6)	(60.7)
Net (Increase) Decrease in Trading Account Securities	1.5	(7.1)
Other Operating Activities, net	(7.7)	(102.1)

Net Cash Provided by Operating Activities	367.4	183.6

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	418.7	3,173.0
Net (Increase) Decrease in Time Deposits with Banks	772.6	(897.5)
Net Decrease in Other Interest-Bearing Assets	.2	40.1
Purchases of Securities-Held to Maturity	(69.4)	(27.2)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	57.2	53.6
Purchases of Securities-Available for Sale	(40,874.6)	(54,913.4)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	40,762.2	55,498.7
Net Increase in Loans and Leases	(1,507.3)	(1,302.3)
Purchases of Buildings and Equipment, net	(39.1)	(32.1)
Purchases and Development of Computer Software	(85.3)	(73.0)
Net (Increase) Decrease in Trust Security Settlement Receivables	(176.2)	61.8
Other Investing Activities, net	331.7	(391.9)

Net Cash Provided by (Used in) Investing Activities	(409.3)	1,189.8

Cash Flows from Financing Activities:
Net Increase in Deposits	2,041.8	163.6
Net Increase (Decrease) in Federal Funds Purchased	(1,940.4)	26.9
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(89.6)	108.8
Net Decrease in Commercial Paper	—	(144.6)
Net Increase (Decrease) in Short-Term Other Borrowings	(1,770.6)	162.8
Proceeds from Term Federal Funds Purchased	13.0	4.0
Repayments of Term Federal Funds Purchased	(25.0)	(5.0)
Proceeds from Senior Notes & Long-Term Debt	650.0	200.0
Repayments of Senior Notes & Long-Term Debt	(629.8)	(368.2)
Treasury Stock Purchased	(50.7)	(98.4)
Net Proceeds from Stock Options	78.7	45.0
Excess Tax Benefits from Stock Incentive Plans	19.1	12.9
Cash Dividends Paid on Common Stock	(109.5)	(100.3)
Other Financing Activities, net	401.9	(119.3)

Net Cash Used in Financing Activities	(1,411.1)	(111.8)

Effect of Foreign Currency Exchange Rates on Cash	11.0	98.9

Increase (Decrease) in Cash and Due from Banks	(1,442.0)	1,360.5
Cash and Due from Banks at Beginning of Year	4,961.0	2,996.2

Cash and Due from Banks at End of Period	$3,519.0	$4,356.7

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$918.7	$668.1
Income Taxes Paid	134.4	199.2

Notes to Consolidated Financial Statements

1. Basis of Presentation—The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of June 30, 2007 and 2006, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Effective in 2007, expenses associated with outside services purchased, previously included as a component of other operating expenses within the consolidated statement of income, are now included as a separate component of noninterest expenses due to the increased significance of this expense category. The amortization of capitalized software, also previously included as a component of other operating expenses, is included as a component of equipment and software expense, effective in 2007, in order to better align the nature of this expense with its income statement classification. All prior period amounts have been reclassified consistent with the current presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2006 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements—On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), which amends FASB Statement No. 13, “Accounting for Leases.” This Staff Position addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting by a lessor for that lease. FSP 13-2 requires a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation includes actual cash flows that occurred up to the date of the recalculation and projected cash flows thereafter. The change in the leveraged lease net investment balances as a result of the recalculation is recognized as a gain or loss in the year that the estimated cash flows change. In accordance with FSP 13-2, the cumulative effect of applying the provisions of this Staff Position was reported as an adjustment to the beginning balance of Northern Trust’s retained earnings upon its January 1, 2007 adoption. Based on estimates relating to the outcome of future events, adoption as of January 1, 2007 reduced Northern Trust’s stockholders’ equity by $73.4 million and is expected to reduce 2007 net income by approximately $8.5 million. Year to date, the adoption of FSP 13-2 has reduced net income by approximately $4.5 million. These amounts will be recognized into income over the remaining terms of the affected leveraged leases.

3. Stock-Based Compensation Plans—The Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares. There were no share-based grants during the three months ended June 30, 2007.

Notes to Consolidated Financial Statements (continued)

Total compensation expense for share-based payment arrangements and the associated tax benefits recognized were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2007	2006	2007	2006
Stock Options	$2.8	$2.7	$12.0	$12.9
Stock and Stock Unit Awards	2.9	4.0	6.7	8.0
Performance Stock Units	2.9	.6	5.2	.9

Total Share-Based Compensation Expense	$8.6	$7.3	$23.9	$21.8
Tax Benefits Recognized	$3.2	$2.8	$9.0	$8.3

4. Securities—The following table summarizes the book and fair values of securities.

	June 30, 2007		December 31, 2006		June 30, 2006
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$5.1	$5.1	$1.0	$1.0	12.8	$12.8
Obligations of States and Political Subdivisions	31.2	31.2	31.7	31.7	31.0	31.0
Government Sponsored Agency	10,333.5	10,333.5	10,245.1	10,245.1	8,534.8	8,534.8
Preferred Stock	9.8	9.8	9.8	9.8	9.8	9.8
Asset-Backed	898.6	898.6	767.4	767.4	633.3	633.3
Other	198.2	198.2	194.6	194.6	178.2	178.2

Subtotal	11,476.4	11,476.4	11,249.6	11,249.6	9,399.9	9,399.9

Held to Maturity
Obligations of States and Political Subdivisions	852.5	865.3	863.8	888.5	868.9	881.3
Government Sponsored Agency	14.2	13.8	14.6	14.5	9.3	8.8
Other	255.0	245.0	228.6	219.1	234.5	226.2

Subtotal	1,121.7	1,124.1	1,107.0	1,122.1	1,112.7	1,116.3

Trading Account	7.1	7.1	8.6	8.6	9.9	9.9

Total Securities	$12,605.2	$12,607.6	$12,365.2	$12,380.3	$10,522.5	$10,526.1

	June 30, 2007
Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale (In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$5.1	$—	$—	$5.1
Obligations of States and Political Subdivisions	30.6	.6	—	31.2
Government Sponsored Agency	10,342.3	2.4	11.2	10,333.5
Preferred Stock	9.8	—	—	9.8
Asset-Backed	900.1	.2	1.7	898.6
Other	186.1	12.1	—	198.2

Total	$11,474.0	$15.3	$12.9	$11,476.4

Notes to Consolidated Financial Statements (continued)

	June 30, 2007
Reconciliation of Book Values to Fair Values of Securities Held to Maturity (In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$852.5	$16.4	$3.6	$865.3
Government Sponsored Agency	14.2	—	.4	13.8
Other	255.0	—	10.0	245.0

Total	$1,121.7	$16.4	$14.0	$1,124.1

5. Loans and Leases—Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2007	December 31, 2006	June 30, 2006
U.S.
Residential Real Estate	$8,829.7	$8,674.4	$8,597.4
Commercial	5,017.0	4,679.1	4,262.0
Commercial Real Estate	2,006.4	1,836.3	1,674.6
Personal	3,370.5	3,415.8	2,995.8
Other	885.9	979.2	889.7
Lease Financing	1,142.4	1,291.6	1,219.3

Total U.S.	21,251.9	20,876.4	19,638.8
Non-U.S.	2,793.0	1,733.3	1,658.4

Total Loans and Leases	$24,044.9	$22,609.7	$21,297.2
Reserve for Credit Losses Assigned to
Loans and Leases	(139.3)	(140.4)	(133.5)

Net Loans and Leases	$23,905.6	$22,469.3	$21,163.7

Other U.S. loans and non-U.S. loans included $2.5 billion at June 30, 2007, $1.7 billion at December 31, 2006, and $1.6 billion at June 30, 2006 of short duration advances, primarily related to the processing of custodied client investments.

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended June 30, 2007 and 2006.

(In Millions)	June 30, 2007	June 30, 2006
Nonperforming Loans	$26.8	$30.1

Impaired Loans with Reserves	$18.4	$26.8
Impaired Loans without Reserves*	6.1	.1

Total Impaired Loans	$24.5	$26.9

Reserves for Impaired Loans	$14.5	$20.0
Average Balance of Impaired Loans during the Quarter	28.6	25.3

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value, a reserve is not required.

Notes to Consolidated Financial Statements (continued)

At June 30, 2007, residential real estate loans totaling $2.1 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $10.3 million at June 30, 2007. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At June 30, 2007, legally binding commitments to extend credit totaled $21.4 billion compared with $20.0 billion at December 31, 2006 and $18.7 billion at June 30, 2006.

6. Reserve for Credit Losses—Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2007	2006	2007	2006
Balance at Beginning of Period	$148.8	$139.9	$151.0	$136.0
Charge-Offs	(2.4)	(.2)	(4.7)	(.6)
Recoveries	.1	.7	.2	1.0

Net Recoveries (Charge-Offs)	(2.3)	.5	(4.5)	.4
Provision for Credit Losses	4.0	3.0	4.0	7.0
Other Changes *	—	.1	—	.1

Balance at End of Period	$150.5	$143.5	$150.5	$143.5

Reserve for Credit Losses Assigned to:
Loans and Leases	$139.3	$133.5	$139.3	$133.5
Unfunded Commitments and Standby
Letters of Credit	11.2	10.0	11.2	10.0

Total Reserve for Credit Losses	$150.5	$143.5	$150.5	$143.5

*	Other changes include the effect of foreign exchange rates on non-U.S. dollar denominated reserves.

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

7. Goodwill and Other Intangibles—Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the changes in the carrying amount of goodwill by business unit for the three months ended June 30, 2007.

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at March 31, 2007	$361.3	$60.8	$422.1
Sale of Subsidiary	(.2)	—	(.2)
Other Changes *	5.0	.1	5.1

Balance at June 30, 2007	$366.1	$60.9	$427.0

*	Other changes in goodwill include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2007 and 2006, was as follows:

Other Intangible Assets—Subject to Amortization *	June 30
(In Millions)	2007**	2006
Gross Carrying Amount	$245.4	$240.9
Accumulated Amortization	131.7	110.8

Net Book Value	$113.7	$130.1

*	Includes the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.
**	2007 balances include an adjustment of $3.6 million related to the second quarter sale of a non-U.S. subsidiary.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.2 million and $5.6 million for the quarters ended June 30, 2007 and June 30, 2006, respectively, and $10.5 million and $11.0 million for the six months ended June 30, 2007 and 2006, respectively. Amortization for the remainder of 2007 and for the years 2008, 2009, 2010, and 2011 is estimated to be $10.4 million, $18.5 million, $17.9 million, $16.0 million and $12.3 million, respectively.

Notes to Consolidated Financial Statements (continued)

8. Accumulated Other Comprehensive Income—The following tables summarize the components of accumulated other comprehensive income at June 30, 2007 and 2006, and changes during the three- and six-month periods then ended, presented on an after-tax basis.

(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Three Months Ended June 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$6.0	$(2.9)	$1.0	$4.1
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	6.0	(2.9)	1.0	4.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.0	(1.4)	.5	.1
Less: Reclassification Adjustments	—	(2.0)	.7	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.0	.6	(.2)	1.4
Pension and Other Postretirement Benefit Adjustments	(172.3)	—	—	(172.3)
Less: Reclassification Adjustments	—	5.4	(1.0)	4.4

Total Pension and Other Postretirement Benefit Adjustments	(172.3)	5.4	(1.0)	(167.9)
Foreign Currency Translation Adjustments	10.8	(4.3)	9.1	15.6

Accumulated Other Comprehensive Income	$(154.5)	$(1.2)	$8.9	$(146.8)

Three Months Ended June 30, 2006
Unrealized Gains (Losses) on Securities Available for Sale	$(7.0)	$.8	$(.5)	$(6.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(7.0)	.8	(.5)	(6.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.3)	2.0	(.7)	—
Less: Reclassification Adjustments	—	(1.3)	.5	(.8)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(1.3)	3.3	(1.2)	.8
Minimum Pension Liability	(14.2)	—	—	(14.2)
Foreign Currency Translation Adjustments	(4.5)	2.0	(.6)	(3.1)

Accumulated Other Comprehensive Income	$(27.0)	$6.1	$(2.3)	$(23.2)

Six Months Ended June 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.5	$(.3)	$—	$4.2
Less: Reclassification Adjustments	—	.1	—	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	(.4)	—	4.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(6.5)	2.5	(1.8)
Less: Reclassification Adjustments	—	(5.2)	2.0	(3.2)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(1.3)	.5	1.4
Pension and Other Postretirement Benefit Adjustments	(173.8)	—	—	(173.8)
Less: Reclassification Adjustments	—	10.8	(4.9)	5.9

Total Pension and Other Postretirement Benefit Adjustments	(173.8)	10.8	(4.9)	(167.9)
Foreign Currency Translation Adjustments	18.5	(7.0)	4.1	15.6

Accumulated Other Comprehensive Income	$(148.6)	$2.1	$(.3)	$(146.8)

Six Months Ended June 30, 2006
Unrealized Gains (Losses) on Securities Available for Sale	$(5.2)	$(2.1)	$.6	$(6.7)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(5.2)	(2.1)	.6	(6.7)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	3.8	(1.4)	1.6
Less: Reclassification Adjustments	—	1.2	(.4)	.8

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	2.6	(1.0)	.8
Minimum Pension Liability	(14.2)	—	—	(14.2)
Foreign Currency Translation Adjustments	1.5	(6.3)	1.7	(3.1)

Accumulated Other Comprehensive Income	$(18.7)	$(5.8)	$1.3	$(23.2)

Notes to Consolidated Financial Statements (continued)

9. Net Income Per Common Share Computations—The computation of net income per common share is presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2007	2006	2007	2006
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	219,632,587	217,785,721	219,218,804	217,716,242
Net Income	$206.9	$167.9	$393.6	$330.9
Basic Net Income Per Common Share	$.94	$.77	$1.80	$1.52

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	219,632,587	217,785,721	219,218,804	217,716,242
Plus Dilutive Potential Common Shares:
Stock Options	3,288,184	2,747,200	3,283,379	2,793,641
Stock Incentive Plans	1,266,560	1,056,391	1,189,929	1,022,771

Average Common and Potential Common Shares	224,187,331	221,589,312	223,692,112	221,532,654

Net Income	$206.9	$167.9	$393.6	$330.9
Diluted Net Income Per Common Share	$.92	$.76	$1.76	$1.49

Note: Options to purchase shares of the Corporation’s common stock, totaling 4,662,000 and 5,341,021 for the three and six months ended June 30,2007, respectively, and 4,999,200 and 5,519,717 for the three and six months ended June 30,2006, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

10. Net Interest Income—The components of net interest income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2007	2006	2007	2006
Interest Income
Loans and Leases	$304.1	$273.4	$603.5	$523.7
Securities—Taxable	157.7	122.4	305.8	230.8
—Non-Taxable	9.8	9.9	19.5	19.9
Time Deposits with Banks	169.6	119.5	332.1	216.8
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	23.1	15.6	39.7	26.7

Total Interest Income	664.3	540.8	1,300.6	1,017.9

Interest Expense
Deposits	374.3	254.5	726.7	466.2
Federal Funds Purchased	21.3	22.5	38.2	40.4
Securities Sold Under Agreements to Repurchase	21.5	24.9	42.4	46.0
Commercial Paper	—	1.3	—	2.9
Other Borrowings	7.6	9.5	13.9	13.2
Senior Notes	6.1	2.9	11.9	5.8
Long-Term Debt	34.2	39.3	69.5	78.6
Floating Rate Capital Debt	4.1	3.0	8.1	6.6

Total Interest Expense	469.1	357.9	910.7	659.7

Net Interest Income	$195.2	$182.9	$389.9	$358.2

Notes to Consolidated Financial Statements (continued)

11. Income Taxes—Total income tax expense for the quarter was $102.8 million, an effective tax rate of 33.2%, compared with $113.3 million in the prior year, an effective rate of 40.3%. The higher effective tax rate in the prior year quarter included the impact of two tax adjustments related to Northern Trust’s leveraged leasing portfolio. During the second quarter of 2006, Northern Trust increased by approximately $11 million its tax reserves for uncertainties associated with the timing of tax deductions related to certain leveraged lease transactions that have been challenged by the IRS. Additionally, TIPRA legislation enacted during the second quarter of 2006 repealed the exclusion from federal income taxation of certain income generated by a form of leveraged lease known as an Ownership Foreign Sales Corporation (OFSC) transaction. As a result of this legislation, a net after tax adjustment of $4.0 million was recorded in the second quarter of 2006, representing a $5.8 million tax provision offset by $1.8 million of interest income on leases. The lower effective rate in the current quarter also reflects management’s decision to indefinitely reinvest the earnings of certain non-U.S. subsidiaries and a tax benefit associated with a revision of state tax related cash flows on leveraged leasing transactions which resulted from a periodic review of state tax rates and apportionment factors.

The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal, state, or local, or by non-U.S tax authorities for years before 1997. As of the date of adoption of FIN 48, $24.4 million of unrecognized tax benefits were included in other liabilities within the consolidated balance sheet. If recognized, $18.6 million of the tax benefits would increase net income, resulting in a decrease of the effective income tax rate. Management does not anticipate significant adjustments to the total amount of these unrecognized tax benefits within the next twelve months. Additionally, included in other liabilities within the consolidated balance sheet upon adoption were $167 million of tax positions relating to leveraged leasing tax deductions challenged by the IRS for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of accelerated deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to tax authorities to an earlier period. It is possible that the amount of leveraged lease related uncertain tax positions could change significantly in the next twelve months if the Corporation is able to resolve this matter with the IRS or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that subsequent changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although, to the extent additional interest and penalties are due, they could have a material effect on operating results for a particular period.

Northern Trust recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $59.6 million, $39.4 million net of tax, was accrued for the potential payment of interest and penalties.

Notes to Consolidated Financial Statements (continued)

12. Pension and Other Postretirement Plans—The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three and six months ended June 30, 2007 and 2006.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2007	2006	2007	2006
Service Cost	$7.7	$7.3	$15.4	$14.6
Interest Cost	7.2	6.9	14.4	13.8
Expected Return on Plan Assets	(12.1)	(9.5)	(24.2)	(19.0)
Amortization:
Net Loss	3.7	3.9	7.4	7.8
Prior Service Cost	.3	.3	.6	.6

Net Periodic Pension Expense	$6.8	$8.9	$13.6	$17.8

Net Periodic Pension Expense Non-U.S. Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2007	2006	2007	2006
Service Cost	$1.4	$1.4	$2.8	$2.8
Interest Cost	1.6	1.2	3.2	2.5
Expected Return on Plan Assets	(2.0)	(1.6)	(4.0)	(3.2)
Amortization:
Net Loss	.3	.3	.6	.5

Net Periodic Pension Expense	$1.3	$1.3	$2.6	$2.6

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2007	2006	2007	2006
Service Cost	$.5	$.6	$1.0	$1.2
Interest Cost	.9	.8	1.8	1.6
Expected Return on Plan Assets	—	—	—	—
Net Loss Amortization	.7	.7	1.4	1.4

Net Periodic Pension Expense	$2.1	$2.1	$4.2	$4.2

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2007	2006	2007	2006
Service Cost	$.5	$.4	$1.0	$.8
Interest Cost	.9	.9	1.8	1.8
Amortization:
Transition Obligation	.1	.1	.2	.2
Net Loss	.3	.5	.6	1.0

Net Periodic Benefit Expense	$1.8	$1.9	$3.6	$3.8

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities—Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.8 billion on June 30, 2007, $2.7 billion on December 31, 2006 and $2.8 billion on June 30, 2006. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $13.5 million at June 30, 2007, $7.9 million at December 31, 2006, and $7.4 million at June 30, 2006.

As part of securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Credit Policy Credit Approval Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $196.8 billion at June 30, 2007, $156.7 billion at December 31, 2006, and $149.7 billion at June 30, 2006. Because of the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected within the consolidated balance sheet at June 30, 2007, December 31, 2006, or June 30, 2006 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

In November and December 2003, Enron Corp. as debtor-in-possession filed two lawsuits in the bankruptcy court in New York seeking to recover for its bankruptcy estate more than $1 billion paid by Enron in the fall of 2001 to buy back its commercial paper. Enron claims that the money it paid to buy back its commercial paper approximately six weeks prior to its bankruptcy filing represented “preference” payments and “constructive fraudulent transfers” that can be reversed with the money going back to Enron. Since The Northern Trust Company (Bank), a wholly-owned subsidiary of the Corporation, sold approximately $197 million of this Enron commercial paper that it held for some of its clients to a third party broker, the Bank and those clients are among scores of defendants named in these complaints. The Bank, along with numerous other defendants, executed a settlement agreement with Enron, which was approved by the bankruptcy court on July 27, 2007. Assuming no appeal is filed, the case will be dismissed against the settling defendants.

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

Notes to Consolidated Financial Statements (continued)

14. Derivative Financial Instruments—Northern Trust is a party to various derivative financial instruments that are used in the normal course of business, to meet the needs of its clients, as part of its trading activity for its own account, and as part of its risk management activities. Derivative instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts. For a further discussion of Northern Trust’s use of and accounting policies regarding derivative instruments, see page 39 and Note 25 of Northern Trust’s 2006 Financial Annual Report to Shareholders.

In excess of 95% of Northern Trust’s derivatives, measured on a notional value basis, are entered into for client-related and trading purposes. The following tables provide information relating to these derivative instruments and derivative instruments utilized for risk management purposes.

Client-Related and Trading Derivative Instruments. The following table shows the notional and fair value amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional amount.

	June 30, 2007		June 30, 2006
(In Millions)	Notional Value	Fair Value	Notional Value	Fair Value
Foreign Exchange Contracts	$127,178.5	$40.2	$79,860.6	$37.3
Interest Rate Option Contracts
Purchased	280.0	5.8	125.8	.9
Sold	280.0	(5.8)	125.8	(.9)
Interest Rate Swap Contracts	1,628.9	4.1	1,178.2	5.0
Futures Contracts	2.0	—	—	—

Risk Management Derivative Instruments. The following tables identify the types and classifications of derivative instruments used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS—DESIGNATED AS HEDGES

				June 30, 2007		June 30, 2006
(In Millions)	Derivative Instrument	Hedge Classification	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Available for Sale Investment Securities	Interest Rate Swap Contracts	Fair Value	Interest Rate	$1,265.4	$7.5	$2,473.7	$16.9
Available for Sale Investment Securities	Interest Rate Swap Contracts	Cash Flow	Interest Rate	920.0	8.8	—	—
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Cash Flow	Foreign Currency	815.7	.6	634.8	.6
Net Investments in Non-U.S Affiliates	Foreign Exchange Contracts	Net Investment	Foreign Currency	875.7	(4.9)	273.4	(10.9)

In addition to the above, Sterling denominated senior and subordinated debt, totaling $501.2 million and $458.8 million at June 30, 2007 and 2006, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Notes to Consolidated Financial Statements (continued)

For all fair value and cash flow hedges of available for sale investment securities, Northern Trust applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. As a result, there was no ineffectiveness recorded for these hedges during the six months ended June 30, 2007 or 2006.

For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, prior to December 1, 2006, Northern Trust applied the “matched terms” method of accounting. Northern Trust re-designated these hedges and, effective December 1, 2006, now utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recognized in earnings for cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions for the six months ended June 30, 2007 or 2006.

For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the six months ended June 30, 2007 or 2006.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS—NOT DESIGNATED AS HEDGES

			June 30, 2007		June 30, 2006
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Loans and Leases–Commercial and Other	Credit Default Swap Contracts	Credit	$260.8	$(2.0)	$235.3	$(.6)
Loans and Leases–Commercial and Other	Foreign Exchange Contracts	Foreign Currency	47.6	(.4)	26.2	(.1)
Net Investments in Non-U.S. Affiliate Assets and Liabilities	Foreign Exchange Contracts	Foreign Currency	49.2	(2.9)	45.8	(.5)

15. Pledged Assets—Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $18.3 billion on June 30, 2007, $15.8 billion on December 31, 2006 and $11.4 billion on June 30, 2006. Included in the June 2007 pledged assets were securities available for sale of $1.9 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2007, December 31, 2006, and June 30, 2006 was $466.5 million, $415.2 million, and $430.3 million, respectively. There was no repledged collateral at June 30, 2007, December 31, 2006, or June 30, 2006.

16. Business Units—The table on page 24, reflecting the earnings contribution of Northern Trust’s business units for the three- and six-month periods ended June 30, 2007 and 2006, is incorporated by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the second quarter was $.92, an increase of 21% from $.76 per share earned in last year’s second quarter. Net income increased 23% to $206.9 million, up from $167.9 million earned in the second quarter of last year. This performance produced an annualized return on average common equity (ROE) of 20.23% versus 18.05% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.40%, up from 1.28% last year.

Revenues stated on a fully taxable equivalent (FTE) basis of $882.4 million were up 11% from $792.3 million in last year’s second quarter, reflecting trust, investment and other servicing fees of $532.7 million, up 18% from the second quarter of last year. Net interest income was up 5% from a year ago to $208.6 million on a FTE basis and foreign exchange trading income of $81.0 million decreased slightly from the strong levels recorded in last year’s second quarter. Noninterest expenses totaled $555.3 million for the quarter, up 13% from $492.0 million in the year-ago quarter.

Noninterest Income

Noninterest income totaled $673.8 million for the quarter, up 14% from $593.3 million reported last year, and accounted for 76% of total taxable equivalent revenue. Trust, investment and other servicing fees were $532.7 million in the quarter, up 18% from $452.8 million in the second quarter of last year, and represented 60% of total taxable equivalent revenue. The increase resulted primarily from higher equity markets and new business. The components of noninterest income for the second quarter of 2007 and 2006 are listed in the following table:

Noninterest Income	Three Months Ended June 30
(In Millions)	2007	2006
Trust, Investment and Other Servicing Fees	$532.7	$452.8
Foreign Exchange Trading Income	81.0	84.4
Treasury Management Fees	16.4	16.7
Security Commissions and Trading Income	15.0	16.0
Other Operating Income	28.7	23.2
Investment Security Gains, net	—	.2

Total Noninterest Income	$673.8	$593.3

Noninterest Income (continued)

Assets under custody totaled $4.0 trillion at June 30, 2007. This represents an increase in assets under custody of 6% from March 31, 2007 and 26% from June 30, 2006. Assets under management totaled $766.5 billion, a 1% increase from $755.8 billion at March 31, 2007 and a 20% increase from $640.1 billion at June 30, 2006. As of the current quarter-end, managed assets were invested 36% in equities, 11% in fixed-income securities, and 53% in cash and other assets.

Assets Under Custody (In Billions)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Corporate & Institutional	$3,670.1	$3,456.6	$3,263.5	$2,925.2
Personal	319.2	297.5	281.9	234.9

Total Assets Under Custody	$3,989.3	$3,754.1	$3,545.4	$3,160.1

Assets Under Management (In Billions)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Corporate & Institutional	$622.1	$616.5	$562.5	$517.1
Personal	144.4	139.3	134.7	123.0

Total Assets Under Management	$766.5	$755.8	$697.2	$640.1

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

Trust, investment and other servicing fees from C&IS in the quarter increased 19% from the year-ago quarter to a record $309.0 million, reflecting strong new business and higher equity markets. The largest component of C&IS fees is custody and fund administration fees, which increased 21% from the prior year to a record $147.7 million. Securities lending fees totaled a record $73.4 million, up 21% compared with the second quarter last year, reflecting higher volumes. Fees from asset management in the quarter grew 15% from the prior year to $71.4 million.

C&IS assets under custody totaled $3.7 trillion at June 30, 2007, up 25% from a year ago, and included $1.9 trillion of global custody assets, a 34% increase compared with a year ago. C&IS assets under management totaled $622.1 billion, a 20% increase from the prior year. As of the current quarter-end, C&IS managed assets were invested 33% in equities, 8% in fixed-income securities, and 59% in cash and other assets.

Noninterest Income (continued)

Trust, investment and other servicing fees from PFS in the quarter increased 16% and totaled a record $223.7 million compared with $192.4 million a year ago. The increase in PFS fees resulted primarily from strong new business results and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $319.2 billion at June 30, 2007, a 36% increase from $234.9 billion in the prior year. PFS assets under management totaled $144.4 billion, a 17% increase from $123.0 billion last year. As of the current quarter-end, PFS managed assets were invested 49% in equities, 24% in fixed-income securities, and 27% in cash and other assets.

Foreign exchange trading income of $81.0 million was down 4% from the strong performance in the prior year’s second quarter. Revenues from security commissions and trading income equaled $15.0 million, down 7% from the prior year due primarily to lower revenues from transition management services. Other operating income, the components of which are listed below, was $28.7 million for the second quarter compared with $23.2 million in the same period last year. Gains of $4.9 million were recognized in the current quarter resulting from the sale of leased equipment at the end of the scheduled lease terms. In addition, a subsidiary located on the Isle of Man and acquired as part of the 2005 acquisition of the Baring Asset Management’s Financial Services Group, was sold during the quarter at a loss of $3.0 million.

Other Operating Income	Three Months Ended June 30
(In Millions)	2007	2006
Loan Service Fees	$4.0	$4.2
Banking Service Fees	8.9	9.0
Gain on Sale of Leased Equipment	4.9	.4
Loss on Sale of Non-U.S. Subsidiary	(3.0)	—
Other Income	13.9	9.6

Total Other Operating Income	$28.7	$23.2

Net Interest Income

Net interest income for the quarter totaled $195.2 million, 7% higher than the $182.9 million reported in the second quarter of 2006. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to a FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $208.6 million, up 5% from $199.0 million reported in the prior year quarter. The increase reflects higher levels of average earning assets, partially offset by a decline in the net interest margin. Refinements to our implementation of the FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), reduced current quarter net interest income on a FTE basis by approximately $7.0 million, representing the entirety of the first half’s impact. The full year impact of FSP 13-2, including the current quarter’s adjustment, is expected to reduce net interest income on a FTE basis by approximately $14 million. The securities portfolio averaged $13.1 billion, up 17% from last year, with the increase concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 10% to $22.5 billion, while money market assets increased 19% from the prior year and averaged $17.2 billion for the quarter. The net interest margin equaled 1.58%, down from 1.73% in the prior year quarter. The decline in the net interest margin reflects the impact of FSP 13-2 and the narrowing of the interest rate spread.

Average U.S. loans outstanding during the quarter totaled $20.6 billion, 8% higher than the $19.1 billion in last year’s second quarter. Non-U.S. loans increased $597 million on average from the prior year quarter to $1.9 billion. Residential real estate averaged $8.8 billion in the quarter, up 3% from the prior year’s second quarter, and represented 39% of the total average loan and lease portfolio. Commercial loans averaged $4.9 billion, up 20% from $4.1 billion last year, while personal loans averaged $3.2 billion, up 6% from last year’s second quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $37.3 billion, up 22% from the second quarter of 2006. Non-U.S. office time deposits increased $5.8 billion or 27% from last year’s second quarter, resulting primarily from growth in our international business. Retail deposit levels increased $920 million due primarily to higher levels of savings certificates and money market deposit accounts. Other interest-related funds averaged $7.9 billion in the quarter compared with $9.4 billion in last year’s second quarter, and included the proceeds of $250 million of 5.3% fixed-rate, noncallable unsecured notes issued by the Corporation in August of 2006. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $7.7 billion compared with $6.2 billion in last year’s second quarter.

Provision for Credit Losses

The provision for credit losses was $4.0 million in the second quarter compared with $3.0 million in the prior year quarter. The reserve for credit losses at June 30, 2007 was $150.5 million compared with $151.0 million at December 31, 2006 and $143.5 million at June 30, 2006. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 30.

Noninterest Expense

Noninterest expenses totaled $555.3 million for the quarter, up 13% from $492.0 million in the year-ago quarter and consisted of the following:

Noninterest Expenses	Three Months Ended June 30
(In Millions)	2007	2006
Compensation	$251.4	$221.1
Employee Benefits	58.7	55.9
Outside Services	93.7	76.6
Equipment and Software Expense	55.6	49.1
Occupancy Expense	42.1	39.2
Other Operating Expenses	53.8	50.1

Total Noninterest Expenses	$555.3	$492.0

Compensation and employee benefit expenses totaled $310.1 million, up $33.1 million or 12% compared with last year. The current quarter increase was driven by higher staff levels, annual salary increases, higher performance-based compensation, and increased employment taxes and health care costs. Staff on a full-time equivalent basis at June 30, 2007 totaled 10,248, up 10% from a year ago.

The expenses associated with outside services totaled $93.7 million, up $17.1 million or 22% from $76.6 million last year. The current quarter increase reflects volume driven growth in global subcustody and investment manager sub-advisor expenses, and higher expenses for technical and consulting services.

The remaining expense categories totaled $151.5 million, an increase of 9% or $13.1 million from last year. The increase is a result of higher equipment and software expense, which included a computer software write-down, and increased occupancy and advertising costs.

Provision for Income Taxes

The provision for income taxes was $102.8 million resulting in an effective tax rate of 33.2%. In the prior year quarter, the provision for income taxes was $113.3 million and the effective tax rate was 40.3%. The prior year quarter included approximately $15 million of additional tax reserves related to leveraged leasing transactions. After adjusting for these prior year reserves, the lower effective rate for the current year relates to management’s decision to reinvest indefinitely the earnings of certain non-U.S. subsidiaries and a tax benefit associated with a revision of state tax related cash flows on leveraged leasing transactions which resulted from a periodic review of state tax rates and apportionment factors.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the three- and six- month periods ended June 30, 2007 and 2006.

Results of Operations Three Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Noninterest Income Trust, Investment and Other Servicing Fees	$309.0	$260.4	$223.7	$192.4	$—	$—	$532.7	$452.8
Other	111.1	113.5	24.5	24.7	5.5	2.3	141.1	140.5
Net Interest Income (FTE) *	82.4	79.3	127.4	123.9	(1.2)	(4.2)	208.6	199.0

Revenues (FTE) *	502.5	453.2	375.6	341.0	4.3	(1.9)	882.4	792.3
Provision for Credit Losses	(1.2)	(.6)	5.2	3.6	—	—	4.0	3.0
Noninterest Expenses	291.2	257.9	233.8	213.0	30.3	21.1	555.3	492.0

Income before Income Taxes *	212.5	195.9	136.6	124.4	(26.0)	(23.0)	323.1	297.3
Provision for Income Taxes *	77.0	92.2	53.0	48.2	(13.8)	(11.0)	116.2	129.4

Net Income	$135.5	$103.7	$83.6	$76.2	$(12.2)	$(12.0)	$206.9	$167.9

Percentage of Consolidated Net Income	65%	62%	40%	45%	(5)%	(7)%	100%	100%

Average Assets	$39,729.1	$33,231.7	$18,936.3	$17,900.3	$492.7	$1,601.5	$59,158.1	$52,733.5

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $13.4 million for 2007 and $16.1 million for 2006.

Results of Operations Six Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Noninterest Income Trust, Investment and Other Servicing Fees	$583.2	$514.0	$438.4	$381.3	$—	$—	$1,021.6	$895.3
Other	206.7	195.2	48.9	49.0	10.1	6.2	265.7	250.4
Net Interest Income (FTE) *	170.3	150.1	252.6	247.6	(4.0)	(8.1)	418.9	389.6

Revenues (FTE) *	960.2	859.3	739.9	677.9	6.1	(1.9)	1,706.2	1,535.3
Provision for Credit Losses	(.8)	3.7	4.8	3.3	—	—	4.0	7.0
Noninterest Expenses	559.1	496.4	459.4	422.7	62.7	46.2	1,081.2	965.3

Income before Income Taxes *	401.9	359.2	275.7	251.9	(56.6)	(48.1)	621.0	563.0
Provision for Income Taxes *	148.7	155.7	106.9	97.6	(28.2)	(21.2)	227.4	232.1
Net Income	$253.2	$203.5	$168.8	$154.3	$(28.4)	$(26.9)	$393.6	$330.9

Percentage of Consolidated Net Income	64%	61%	43%	47%	(7)%	(8)%	100%	100%

Average Assets	$38,852.5	$31,830.7	$18,790.4	$17,635.7	$466.8	$1,738.1	$58,109.7	$51.204.5

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $29.0 million for 2007 and $31.4 million for 2006.

Corporate and Institutional Services

C&IS net income for the quarter totaled $135.5 million compared with $103.7 million reported in the second quarter of 2006. Noninterest income was $420.1 million, up 12% from $373.9 million in last year’s second quarter. Trust, investment and other servicing fees increased 19% from the year-ago quarter to a record $309.0 million, reflecting strong new business and higher equity markets. Custody and fund administration fees increased 21% from the prior year to a record $147.7 million. Securities lending fees totaled a record $73.4 million, also up 21% compared with the second quarter last year, reflecting higher volumes. Fees from asset management in the quarter grew 15% from the prior year to $71.4 million. Other noninterest income was $111.1 million compared with $113.5 million in last year’s second quarter.

Net interest income stated on a FTE basis was $82.4 million, up 4% from $79.3 million in last year’s second quarter. Average earning assets increased $7.0 billion, or 25%, with the increase concentrated in short-term money market assets and loans, and funded primarily with non-U.S. office time deposits. The net interest margin equaled .94%, down from 1.12% in the prior year quarter, reflecting the impact of FSP 13-2, the narrowing of the interest rate spread, and the significant growth in global custody-related deposits which have been invested primarily in short-term money market assets.

The $1.2 million negative provision for credit losses in the current quarter compares with a $.6 million negative provision in the second quarter of last year. The negative provision for the current quarter primarily reflects cash payments received on lower-rated loans that required higher reserve levels. Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, and indirect expense allocations for certain corporate support services, increased 13% and totaled $291.2 million for the second quarter. The increase was driven by higher expenses for technical and consulting services, volume-driven growth in global subcustody expense, higher staff levels, annual salary increases, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the quarter was $83.6 million, up 10% from $76.2 million reported a year ago. Noninterest income was $248.2 million, up 14% from $217.1 million in last year’s second quarter. Trust, investment and other servicing fees in the quarter increased 16% and totaled a record $223.7 million compared with $192.4 million a year ago. The increase in PFS fees resulted primarily from strong new business and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $24.5 million compared with $24.7 million in the prior year quarter.

Net interest income stated on a FTE basis was $127.4 million in the current quarter compared with $123.9 million in the prior year’s second quarter. The increase reflects a 6% increase in average earning assets, concentrated in the loan portfolio, partially offset by a reduction in the net interest margin from 2.88% last year to 2.79% in the current quarter. The decline in the net interest margin is primarily a result of rising interest rates on deposit liabilities.

A provision for credit losses of $5.2 million was recorded in the current quarter compared with a provision of $3.6 million recorded in the prior year second quarter. The increase reflects growth in the loan portfolio and the migration of certain loans to higher risk credit ratings. Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and WWOT for product and operating support, and indirect expense allocations for certain corporate support services, increased 10% to $233.8 million from $213.0 million in last year’s second quarter. The increase reflects higher occupancy expense, performance-based compensation, annual salary increases, and higher allocations for product and operating support.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank. Treasury and Other also includes certain corporate-based expenses and nonrecurring items not allocated to the business units and certain executive level compensation. Net interest income for the second quarter was a negative $1.2 million compared with a negative $4.2 million in the year-ago quarter. Noninterest expenses totaled $30.3 million for the quarter, compared with $21.1 million in the year-ago period. The current quarter increase in noninterest expenses primarily reflects increases in executive compensation and corporate-based expenses.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.76 on a diluted basis for the six-month period ended June 30, 2007, was 18% higher than the $1.49 per share reported in 2006. Net income was $393.6 million compared with $330.9 million earned last year. This performance produced an annualized ROE of 19.73% for the six months compared with 18.13% last year, while the ROA was 1.37% compared with 1.30% in the previous year. Total revenues were 11% higher than the prior year while total expenses increased 12%.

Revenues stated on a FTE basis of $1.71 billion were up 11% from the $1.54 billion last year. Trust, investment and other servicing fees were $1.02 billion for the period, up 14% compared with $895.3 million last year. Trust, investment and other servicing fees represented 60% of total revenues and total fee-related income represented 75% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 13% to $583.2 million from $514.0 million a year ago. Custody and fund administration fees increased 17% to $288.4 million, reflecting strong growth in global fees. Securities lending fees totaled $119.0 million compared with $109.2 million last year, primarily reflecting higher volumes, while fees from asset management grew 14% to $142.9 million.

Trust, investment and other servicing fees from PFS in the period increased 15% and totaled $438.4 million compared with $381.3 million a year ago. The increase resulted primarily from strong new business results and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading income was $148.2 million in the period compared with $140.2 million last year. Revenues from security commissions and trading income were $29.0 million compared with $31.6 million in the prior year. Other operating income was $55.8 million for the period compared with $44.6 million last year, and included the previously mentioned $4.9 million of gains on the sale of leased assets, the $3.0 million loss on the sale of a non-U.S. subsidiary, and other miscellaneous items.

Net Interest Income

Net interest income for the six-month period ended June 30, 2007 totaled $389.9 million, 9% higher than the $358.2 million reported in the comparable prior year period. Net interest income, stated on a fully taxable equivalent basis, totaled $418.9 million, an increase of 8% from the $389.6 million reported in the prior year period. The net interest margin of 1.63% was down from 1.76% in the prior period, reflecting the impact of FSP 13-2, the narrowing of the interest rate spread, and the significant growth in global custody-related deposits which have been invested primarily in short-term money market assets and securities. Total average earning assets of $51.9 billion were 16% higher than a year ago. Money market assets were up 27% and averaged $17.1 billion for the period. Average securities increased 15% to $12.8 billion while average loans and leases were up 10% to $22.0 billion.

Provision for Credit Losses

The provision for credit losses was $4.0 million for the first six months compared with $7.0 million in 2006. Net charge-offs totaled $4.5 million compared with net recoveries of $.5 million in the same period of 2006.

Noninterest Expenses

Noninterest expenses totaled $1.08 billion for the period, up 12% from $965.3 million a year-ago. Compensation and employee benefits of $611.4 million represented 57% of total operating expenses. The current period expenses reflect the impact of higher staff levels, annual salary increases, performance-based compensation, and higher employment taxes and health care costs.

Expenses associated with outside services totaled $177.8 million, up $26.3 million or 17% from last year, reflecting higher expenses for technical services and volume-driven growth in global subcustody and investment manager sub-advisor expenses. The remaining expense categories totaled $292.0 million, up 10% from $264.8 million in 2006. The increase reflects higher expenses for occupancy, a litigation reserve accrual, higher computer software expense, and increased advertising costs.

Provision for Income Taxes

Total income tax expense was $198.4 million for the six months ended June 30, 2007, representing an effective rate of 33.5%. This compares with $200.7 million in income tax expense and an effective rate of 37.8% for 2006. The prior period tax provision included approximately $15 million of additional reserves related to leveraged leasing transactions. The current year tax provision was reduced as a result of management’s decision to reinvest indefinitely the earnings of certain non-U.S. subsidiaries and the favorable impact of a revision of state tax related cash flows on leveraged leasing transactions which resulted from a periodic review of state tax rates and apportionment factors.

BALANCE SHEET

Total assets at June 30, 2007 were $59.6 billion and averaged $59.2 billion for the second quarter, compared with total assets of $53.3 billion at June 30, 2006 and an average balance of $52.7 billion in the prior year second quarter. Loans and leases totaled $24.0 billion at June 30, 2007 and averaged $22.5 billion for the second quarter, compared with $21.3 billion at June 30, 2006 and the $20.4 billion average for the second quarter last year. Securities totaled $12.6 billion at June 30, 2007 and averaged $13.1 billion for the quarter, compared with $10.5 billion at June 30, 2006 and $11.3 billion on average last year. Money market assets totaled $15.6 billion at June 30, 2007 and averaged $17.2 billion in the second quarter, up 19% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office time deposits, which averaged $27.8 billion in the quarter, up 27% from the year-ago quarter, offset in part by a reduction in short-term borrowings, which averaged $4.7 billion, down 22% from the year-ago quarter.

Stockholders’ equity increased to $4.2 billion at June 30, 2007 and averaged $4.1 billion for the quarter, up 10% from last year’s second quarter. The increase primarily reflects the retention of earnings offset in part by the impact of adopting new accounting standards and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the second quarter, the Corporation repurchased 798,150 shares at a cost of $51.3 million ($64.28 average price per share). An additional 11.1 million shares are authorized for repurchase after June 30, 2007 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2007 and were well above the minimum regulatory requirements of 4% for tier 1 and 8% for total risk-based capital ratios. Northern Trust’s leverage ratio (tier 1 capital to second quarter average assets) at June 30, 2007 also exceeded the minimum regulatory requirement of 3%. Each of Northern’s subsidiary banks had capital ratios at June 30, 2007 that were above the level required for classification as a “well capitalized” institution. Shown below are the June 30, 2007 and 2006 capital ratios of Northern Trust and of each of its subsidiary banks whose net income for the six-months ended June 30, 2007 or 2006 exceeded 10% of the consolidated total.

	June 30, 2007			June 30, 2006
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	10.0%	12.0%	7.0%	10.0%	12.4%	6.8%
The Northern Trust Company	9.0%	11.2%	5.9%	8.2%	11.0%	5.3%
Northern Trust, NA	10.0%	10.5%	8.4%	10.5%	11.0%	8.2%

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at June 30, 2007 totaled $32.4 million compared with $37.0 million at March 31, 2007 and $32.8 million at June 30, 2006. Nonaccrual loans and leases totaled $26.8 million or .11% of total loans and leases at June 30, 2007. At March 31, 2007 and June 30, 2006, nonaccrual loans and leases totaled $35.1 million and $30.1 million, respectively. The $8.3 million decrease in nonaccrual loans during the quarter primarily reflects the reclassification of one nonaccrual loan to OREO as a result of foreclosure, the full repayment received on one nonaccrual loan, and the partial charge-off of another.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets
(In Millions)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Nonaccrual Loans
U.S.
Residential Real Estate	$7.2	$14.0	$8.1	$2.0
Commercial	11.0	12.6	18.8	19.2
Commercial Real Estate	—	—	—	—
Personal	7.4	7.3	7.6	7.7
Non-U.S.	1.2	1.2	1.2	1.2

Total Nonaccrual Loans	26.8	35.1	35.7	30.1
Other Real Estate Owned	5.6	1.9	1.4	2.7

Total Nonperforming Assets	$32.4	$37.0	$37.1	$32.8

90 Day Past Due Loans Still Accruing	$15.0	$15.1	$24.6	$21.6

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

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three- and six-month periods ended June 30, 2007 and 2006 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at June 30, 2007, March 31, 2007, December 31, 2006 and June 30, 2006.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	June 30, 2007		March 31, 2007		December 31, 2006		June 30, 2006
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$14.5	—%	$16.4	—%	$19.6	—%	$20.0	—%

Allocated Inherent Reserve
Residential Real Estate	13.1	37	12.7	40	13.4	38	12.2	40
Commercial	58.1	21	55.5	22	55.0	21	52.1	20
Commercial Real Estate	24.5	8	23.3	9	21.5	8	20.0	8
Personal	5.8	14	5.7	14	5.9	15	5.6	14
Other	—	4	—	4	—	4	—	4
Lease Financing	3.5	5	3.5	5	3.7	6	3.4	6
Non-U.S.	5.9	11	6.2	6	6.6	8	4.5	8

Total Allocated Inherent Reserve	$110.9	100%	$106.9	100%	$106.1	100%	$97.8	100%

Unallocated Inherent Reserve	25.1	—	25.5	—	25.3	—	25.7	—

Total Reserve	$150.5	100%	$148.8	100%	$151.0	100%	$143.5	100%

Reserve Assigned to:
Loans and Leases	$139.3		$138.3		$140.4		$133.5
Unfunded Commitments and
Standby Letters of Credit	11.2		10.5		10.6		10.0

Total Reserve	$150.5		$148.8		$151.0		$143.5

Specific Component of Reserve. At June 30, 2007, the specific component of the reserve stood at $14.5 million compared with $16.4 million at March 31, 2007. The $1.9 million decrease in specific reserves from March 31, 2007 is primarily due to the partial charge-off of one nonperforming loan.

Allocated Inherent Component of Reserve. The allocated inherent portion of the reserve totaled $110.9 million at June 30, 2007 compared with $106.9 million at March 31, 2007. This component of the reserve increased by $4.0 million primarily due to the growth in the commercial loan portfolio and the migration of certain loans to higher risk credit ratings, partially offset by principal repayments received on lower rated loans.

Unallocated Inherent Component of Reserve. The unallocated portion of the inherent loss reserve is based on management’s review of other factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $25.1 million at June 30, 2007.

Other Factors. At June 30, 2007, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $75.0 million of which $24.5 million was classified as impaired, down from $79.0 million at March 31, 2007 when $31.8 million was classified as impaired, and up from $56.5 million at June 30, 2006 when $26.9 million was classified as impaired.

Provision and Reserve for Credit Losses (continued)

Overall Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $150.5 million at June 30, 2007. The reserve of $139.3 million assigned to loans and leases, as a percentage of total loans and leases, was .58% at June 30, 2007, compared with .64% at March 31, 2007.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $11.2 million at June 30, 2007, up $.7 million from $10.5 million at March 31, 2007.

Provision. A $4.0 million provision for credit losses was recorded in the second quarter of 2007 compared with a provision of $3.0 million in the prior year quarter.

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

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies; changes in financial and equity markets impacting the value of financial assets; changes in foreign currency exchange rates; Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk and liquidity risk; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. government’s response to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients; changes in the nature and activities of Northern Trust’s competition; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements; Northern Trust’s success in managing the areas of faster growth in its businesses; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s ability to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, systems defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses; increased costs and other risks associated with the current regulatory environment; risks and uncertainties inherent in the litigation and regulatory process; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

FACTORS AFFECTING FUTURE RESULTS—(continued)

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2006 Financial Annual Report to Shareholders (pages 22—31), in the section of the “Notes to Consolidated Financial Statements” in the 2006 Financial Annual Report to Shareholders captioned “Note 24, Contingent Liabilities” (page 62), in the sections of “Item 1 – Business” of the 2006 Annual Report on Form 10-K captioned “Government Polices,” “Competition” and “Regulation and Supervision” (pages 6—13) and “Item 1A – Risk Factors” of the 2006 Annual Report on Form 10-K. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management's

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

	Second Quarter
	2007			2006
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$22.8	$1,711.8	5.35%	$15.3	$1,246.5	4.95%
Time Deposits with Banks	169.6	15,450.3	4.40	119.5	13,152.9	3.64
Other Interest-Bearing	.3	21.3	5.43	.3	27.9	4.64

Total Money Market Assets	192.7	17,183.4	4.50	135.1	14,427.3	3.76

Securities
U.S. Government	5.4	389.9	5.47	2.1	177.6	4.92
Obligations of States and Political Subdivisions	14.8	884.5	6.67	15.1	900.0	6.71
Government Sponsored Agency	143.0	10,536.3	5.44	115.0	9,199.4	5.01
Other	17.1	1,339.0	5.13	12.8	974.7	5.23

Total Securities	180.3	13,149.7	5.50	145.0	11,251.7	5.17

Loans and Leases	304.7	22,517.9	5.43	276.8	20,416.7	5.44

Total Earning Assets	$677.7	52,851.0	5.14%	$556.9	46,095.7	4.85%

Reserve for Credit Losses Assigned to Loans and Leases	—	(137.8)	—	—	(129.8)	—
Cash and Due from Banks	—	2,555.8	—	—	3,080.0	—
Other Assets	—	3,889.1	—	—	3,687.6	—

Total Assets	—	$59,158.1	—	—	$52,733.5	—

Average Source of Funds
Deposits
Savings and Money Market	$60.5	$6,996.4	3.47%	$45.5	$6,584.8	2.77%
Savings Certificates	23.5	1,983.2	4.77	16.0	1,590.3	4.03
Other Time	6.1	517.8	4.74	4.2	400.9	4.13
Non-U.S. Offices Time	284.2	27,762.1	4.11	188.8	21,915.1	3.46

Total Interest-Bearing Deposits	374.3	37,259.5	4.03	254.5	30,491.1	3.35
Short-Term Borrowings	50.4	4,746.9	4.27	58.2	6,099.4	3.83
Senior Notes	6.1	447.0	5.45	2.9	280.9	4.15
Long-Term Debt	34.2	2,435.7	5.48	39.3	2,725.7	5.71
Floating Rate Capital Debt	4.1	276.5	5.74	3.0	276.3	4.36

Total Interest-Related Funds	469.1	45,165.6	4.16	357.9	39,873.4	3.60

Interest Rate Spread	—	—	0.98%	—	—	1.25%
Noninterest-Bearing Deposits	—	7,059.0	—	—	6,552.9	—
Other Liabilities	—	2,831.5	—	—	2,575.2	—
Stockholders' Equity	—	4,102.0	—	—	3,732.0	—

Total Liabilities and Stockholders' Equity	—	$59,158.1	—	—	$52,733.5	—

Net Interest Income/Margin (FTE Adjusted)	$208.6	—	1.58%	$199.0	—	1.73%

Net Interest Income/Margin (Unadjusted)	$195.2	—	1.48%	$182.9	—	1.59%

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Second Quarter 2007/2006
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$80.4	$40.4	$120.8
Interest-Related Funds	56.3	54.9	111.2

Net Interest Income (FTE)	$24.1	$(14.5)	$9.6

The following schedule should be read in conjunction with the Net Interest Income section of Management's

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

	Six Months
	2007			2006
(Interest and rate on a fully taxable equivalent basis) ($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$39.1	$1,470.7	5.37%	$26.0	$1,101.9	4.77%
Time Deposits with Banks	332.1	15,580.4	4.30	216.8	12,321.7	3.55
Other Interest-Bearing	.6	21.3	5.36	.7	33.1	4.03

Total Money Market Assets	371.8	17,072.4	4.39	243.5	13,456.7	3.65

Securities
U.S. Government	6.7	245.4	5.47	3.8	162.1	4.78
Obligations of States and Political Subdivisions	29.5	885.2	6.66	30.4	903.0	6.74
Government Sponsored Agency	281.5	10,418.9	5.45	213.8	8,990.9	4.79
Other	32.6	1,284.3	5.12	27.4	1,104.9	4.93

Total Securities	350.3	12,833.8	5.50	275.4	11,160.9	4.97

Loans and Leases	607.5	21,977.4	5.57	530.4	20,031.7	5.34

Total Earning Assets	$1,329.6	51,883.6	5.17%	$1,049.3	44,649.3	4.74%

Reserve for Credit Losses Assigned to Loans and Leases	—	(139.0)	—	—	(127.5)	—
Cash and Due from Banks	—	2,429.0	—	—	3,194.2	—
Other Assets	—	3,936.1	—	—	3,488.5	—

Total Assets	—	$58,109.7	—	—	$51,204.5	—

Average Source of Funds
Deposits
Savings and Money Market	$116.9	$6,914.1	3.41%	$88.9	$6,799.3	2.64%
Savings Certificates	46.9	1,990.0	4.76	30.7	1,602.4	3.87
Other Time	11.6	494.6	4.74	7.7	392.5	3.93
Non-U.S. Offices Time	551.3	27,594.1	4.03	338.9	20,675.0	3.31

Total Interest-Bearing Deposits	726.7	36,992.8	3.96	466.2	29,469.2	3.19
Short-Term Borrowings	94.5	4,345.2	4.39	102.5	5,769.0	3.58
Senior Notes	11.9	446.0	5.33	5.8	277.8	4.15
Long-Term Debt	69.5	2,478.8	5.57	78.6	2,750.2	5.68
Floating Rate Capital Debt	8.1	276.5	5.81	6.6	276.4	4.78

Total Interest-Related Funds	910.7	44,539.3	4.12	659.7	38,542.6	3.45

Interest Rate Spread	—	—	1.05%	—	—	1.29%
Noninterest-Bearing Deposits	—	6,970.6	—	—	6,443.0	—
Other Liabilities	—	2,578.2	—	—	2,539.0	—
Stockholders' Equity	—	4,021.6	—	—	3,679.9	—

Total Liabilities and Stockholders' Equity	—	$58,109.7	—	—	$51,204.5	—

Net Interest Income/Margin (FTE Adjusted)	$418.9	—	1.63%	$389.6	—	1.76%

Net Interest Income/Margin (Unadjusted)	$389.9	—	1.52%	$358.2	—	1.62%

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Six Months 2007/2006
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$175.1	$105.2	$280.3
Interest-Related Funds	124.7	126.3	251.0

Net Interest Income (FTE)	$50.4	$(21.1)	$29.3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 32 of this document.

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

PART II—OTHER INFORMATION

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

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2007 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1-30, 2007	60,061	$64.09	60,061
May 1-31, 2007	409,504	64.08	409,504
June 1-30, 2007	328,585	64.58	328,585

Total (Second Quarter)	798,150	$64.28	798,150	11,075,296

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Fourth Amendment dated May 7, 2007 and effective as of January 1, 2007 of the Northern Trust Corporation Severance Plan.

(ii)	Amendment Number Five dated May 29, 2007 to the Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: July 31, 2007	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: July 31, 2007	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description
(10)	Material Contracts

(i) Fourth Amendment dated May 7, 2007 and effective as of January 1, 2007 of the Northern Trust Corporation Severance Plan.

(ii) Amendment Number Five dated May 29, 2007 to the Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.