Form 10-Q
period 2007-09-30
NORTHERN TRUST CORP
filed 2007-10-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

219,942,279 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2007)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

	September 30	December 31	September 30
($ In Millions Except Share Information)	2007	2006	2006
Assets
Cash and Due from Banks	$3,871.5	$4,961.0	$3,824.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,416.3	1,299.7	1,046.3
Time Deposits with Banks	16,827.2	15,468.7	13,582.9
Other Interest-Bearing	21.0	21.9	27.6
Securities
Available for Sale	10,664.7	11,249.6	10,996.5
Held to Maturity (Fair value - $1,145.4 at Sept. 2007, $1,122.1 at Dec. 2006, $1,134.9 at Sept. 2006)	1,134.5	1,107.0	1,115.3
Trading Account	4.3	8.6	7.8

Total Securities	11,803.5	12,365.2	12,119.6

Loans and Leases
Commercial and Other	15,863.1	13,935.3	12,649.9
Residential Mortgages	9,045.0	8,674.4	8,619.4

Total Loans and Leases (Net of unearned income - $560.4 at Sept. 2007, $507.9 at Dec. 2006, $494.3 at Sept. 2006)	24,908.1	22,609.7	21,269.3

Reserve for Credit Losses Assigned to Loans and Leases	(143.2)	(140.4)	(139.4)
Buildings and Equipment	478.7	487.2	471.6
Customers’ Acceptance Liability	.6	1.2	.7
Trust Security Settlement Receivables	338.7	339.3	250.7
Other Assets	3,576.5	3,298.7	2,746.7

Total Assets	$63,098.9	$60,712.2	$55,200.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,726.0	$5,434.0	$4,780.8
Savings and Money Market	7,185.2	6,297.6	6,235.2
Savings Certificates	2,112.5	1,999.3	1,733.8
Other Time	539.4	459.6	465.6
Non-U.S. Offices - Demand	4,448.6	3,880.9	2,307.7
-Time	28,657.1	25,748.8	23,152.8

Total Deposits	47,668.8	43,820.2	38,675.9
Federal Funds Purchased	747.8	2,821.6	784.3
Securities Sold Under Agreements to Repurchase	1,796.8	1,950.5	1,909.0
Other Borrowings	1,903.9	2,976.5	4,054.9
Senior Notes	452.5	445.4	535.9
Long-Term Debt	2,478.3	2,307.9	2,551.0
Floating Rate Capital Debt	276.6	276.5	276.5
Liability on Acceptances	.6	1.2	.7
Other Liabilities	3,414.2	2,168.5	2,476.7

Total Liabilities	58,739.5	56,768.3	51,264.9

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 219,942,279 shares at September 2007, 218,700,956 shares at December 2006, and 217,989,875 shares at September 2006	379.8	379.8	379.8
Additional Paid-In Capital	54.1	30.9	33.7
Retained Earnings	4,493.6	4,131.2	4,016.3
Accumulated Other Comprehensive Income	(152.5)	(148.6)	(10.5)
Treasury Stock (at cost, 7,979,245 shares at September 2007, 9,220,568 shares at December 2006, and 9,931,649 shares at September 2006)	(415.6)	(449.4)	(483.3)

Total Stockholders’ Equity	4,359.4	3,943.9	3,936.0

Total Liabilities and Stockholders’ Equity	$63,098.9	$60,712.2	$55,200.9

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2007	2006	2007	2006
Noninterest Income
Trust, Investment and Other Servicing Fees	$508.8	$438.1	$1,530.4	$1,333.4
Foreign Exchange Trading Income	91.9	52.8	240.1	193.0
Treasury Management Fees	16.1	16.4	48.7	50.1
Security Commissions and Trading Income	18.2	15.5	47.2	47.1
Other Operating Income	22.8	28.3	78.6	72.9
Investment Security Gains, net	6.3	—	6.4	.3

Total Noninterest Income	664.1	551.1	1,951.4	1,696.8

Net Interest Income
Interest Income	702.1	566.3	2,002.7	1,584.2
Interest Expense	492.5	383.9	1,403.2	1,043.6

Net Interest Income	209.6	182.4	599.5	540.6
Provision for Credit Losses	6.0	6.0	10.0	13.0

Net Interest Income after Provision for Credit Losses	203.6	176.4	589.5	527.6

Noninterest Expenses
Compensation	259.5	215.5	755.6	653.3
Employee Benefits	57.1	52.7	172.4	163.9
Outside Services	99.3	75.7	277.1	227.2
Equipment and Software Expense	53.6	51.5	160.1	148.5
Occupancy Expense	39.2	33.8	119.3	108.1
Other Operating Expenses	57.9	47.8	163.3	141.3

Total Noninterest Expenses	566.6	477.0	1,647.8	1,442.3

Income before Income Taxes	301.1	250.5	893.1	782.1
Provision for Income Taxes	92.8	86.8	291.2	287.5

Net Income	$208.3	$163.7	$601.9	$494.6

Per Common Share
Net Income
- Basic	$.95	$.75	$2.74	$2.27
- Diluted	.93	.74	2.69	2.23
Cash Dividends Declared	.25	.23	.75	.69

Average Number of Common Shares Outstanding - Basic	219,914,891	217,618,046	219,453,383	217,683,150
- Diluted	224,186,476	221,774,307	223,851,339	221,614,090

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions)	2007	2006	2007	2006
Net Income	$208.3	$163.7	$601.9	$494.6
Other Comprehensive Income (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(4.4)	9.9	(4.8)	8.4
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	(.2)	(1.6)	1.4
Foreign Currency Translation Adjustments	(3.6)	3.0	(6.5)	(1.6)
Pension and Other Postretirement Benefit Adjustments	3.1	—	9.0	—

Other Comprehensive Income	(5.7)	12.7	(3.9)	8.2

Comprehensive Income	$202.6	$176.4	$598.0	$502.8

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY - NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2007	2006
Common Stock
Balance at January 1 and September 30	$379.8	$379.8

Additional Paid-In Capital
Balance at January 1	30.9	—
Transferred from Common Stock Issuable - Stock Incentive Plans	—	55.5
Transferred from Deferred Compensation	—	(29.5)
Treasury Stock Transaction - Stock Options and Awards	(37.7)	(37.8)
Stock Options and Awards - Amortization	36.0	29.0
Stock Options and Awards - Taxes	24.9	16.5

Balance at September 30	54.1	33.7

Retained Earnings
Balance at January 1, as Previously Reported	4,131.2	3,672.1
Adjustment for the Cummulative Effect of Applying FSP 13-2 (Note 2)	(73.4)	—

Balance at January 1, as Adjusted	4,057.8	3,672.1
Net Income	601.9	494.6
Dividends Declared - Common Stock	(166.1)	(150.4)

Balance at September 30	4,493.6	4,016.3

Accumulated Other Comprehensive Income
Balance at January 1	(148.6)	(18.7)
Other Comprehensive Income (Loss)	(3.9)	8.2

Balance at September 30	(152.5)	(10.5)

Common Stock Issuable - Stock Incentive Plans
Balance at January 1	—	55.5
Transferred to Additional Paid-in Capital	—	(55.5)

Balance at September 30	—	—

Deferred Compensation
Balance at January 1	—	(29.5)
Transferred to Additional Paid-in Capital	—	29.5

Balance at September 30	—	—

Treasury Stock
Balance at January 1	(449.4)	(458.4)
Stock Options and Awards	164.7	101.6
Stock Purchased	(130.9)	(126.5)

Balance at September 30	(415.6)	(483.3)

Total Stockholders’ Equity at September 30	$4,359.4	$3,936.0

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2007	2006
Cash Flows from Operating Activities:
Net Income	$601.9	$494.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	10.0	13.0
Depreciation on Buildings and Equipment	61.6	61.4
Amortization of Computer Software	74.1	67.4
Amortization of Intangibles	15.7	16.6
Increase in Receivables	(37.5)	(112.2)
Decrease in Interest Payable	(.7)	(1.5)
Amortization and Accretion of Securities and Unearned Income	(221.9)	(95.7)
Net (Increase) Decrease in Trading Account Securities	4.3	(5.0)
Other Operating Activities, net	94.7	(72.5)

Net Cash Provided by Operating Activities	602.2	366.1

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(116.6)	3,798.8
Net Increase in Time Deposits with Banks	(1,358.5)	(2,459.8)
Net Decrease in Other Interest-Bearing Assets	.9	39.9
Purchases of Securities-Held to Maturity	(92.3)	(45.1)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	72.6	71.8
Purchases of Securities-Available for Sale	(48,111.1)	(73,307.3)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	48,958.3	72,684.5
Net Increase in Loans and Leases	(2,363.6)	(1,261.6)
Purchases of Buildings and Equipment, net	(53.0)	(61.4)
Purchases and Development of Computer Software	(126.1)	(108.5)
Net Decrease in Trust Security Settlement Receivables	.6	66.3
Other Investing Activities, net	413.8	(143.2)

Net Cash Provided by (Used in) Investing Activities	(2,775.0)	(725.6)

Cash Flows from Financing Activities:
Net Increase in Deposits	3,848.6	156.4
Net Decrease in Federal Funds Purchased	(2,073.8)	(312.6)
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(153.7)	298.2
Net Decrease in Commercial Paper	—	(144.6)
Net Increase (Decrease) in Short-Term Other Borrowings	(1,060.5)	1,408.0
Proceeds from Term Federal Funds Purchased	194.0	4.0
Repayments of Term Federal Funds Purchased	(206.0)	(5.0)
Proceeds from Senior Notes & Long-Term Debt	1,620.0	449.1
Repayments of Senior Notes & Long-Term Debt	(1,460.2)	(488.6)
Treasury Stock Purchased	(126.9)	(123.1)
Net Proceeds from Stock Options	119.7	60.6
Excess Tax Benefits from Stock Incentive Plans	28.8	16.5
Cash Dividends Paid on Common Stock	(164.5)	(150.4)
Other Financing Activities, net	461.6	(82.5)

Net Cash Used in Financing Activities	1,027.1	1,086.0

Effect of Foreign Currency Exchange Rates on Cash	56.2	102.2

Increase (Decrease) in Cash and Due from Banks	(1,089.5)	828.7
Cash and Due from Banks at Beginning of Year	4,961.0	2,996.2

Cash and Due from Banks at End of Period	$3,871.5	$3,824.9

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,403.8	$1,045.1
Income Taxes Paid	183.1	254.4

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the three and nine month periods ended September 30, 2007 and 2006, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Effective in 2007, expenses associated with outside services purchased, previously included as a component of other operating expenses within the consolidated statement of income, are now included as a separate component of noninterest expenses due to the increased significance of this expense category. The amortization of capitalized software, also previously included as a component of other operating expenses, is included as a component of equipment and software expense, effective in 2007, in order to better align the nature of this expense with its income statement classification. All prior period amounts have been reclassified consistent with the current presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2006 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), which amends FASB Statement No. 13, “Accounting for Leases.” This Staff Position addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease affects the accounting by a lessor for that lease. FSP 13-2 requires a recalculation of the rate of return and allocation of income from the inception of a leveraged lease if, during the lease term, the expected timing of the income tax cash flows generated by a leveraged lease is revised. The recalculation includes actual cash flows that occurred up to the date of the recalculation and projected cash flows thereafter. The change in the leveraged lease net investment balances as a result of the recalculation is recognized as a gain or loss in the period that the estimated cash flows change. In accordance with FSP 13-2, the cumulative effect of applying the provisions of this Staff Position was reported as an adjustment to the beginning balance of Northern Trust’s retained earnings upon its January 1, 2007 adoption. Based on estimates relating to the outcome of future events, adoption as of January 1, 2007 reduced Northern Trust’s stockholders’ equity by $73.4 million and is expected to reduce 2007 net income by approximately $8.0 million. Year to date, the adoption of FSP 13-2 has reduced net income by approximately $6.0 million. These amounts will be recognized into income over the remaining terms of the affected leveraged leases.

3. Stock-Based Compensation Plans - The Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan) provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

Notes to Consolidated Financial Statements (continued)

Total compensation expense for share-based payment arrangements and the associated tax benefits recognized were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions)	2007	2006	2007	2006
Stock Options	$3.0	$2.4	$15.0	$15.3
Stock and Stock Unit Awards	3.9	4.1	10.6	12.0
Performance Stock Units	3.7	.7	8.9	1.7

Total Share-Based Compensation Expense	$10.6	$7.2	$34.5	$29.0
Tax Benefits Recognized	$4.0	$2.7	$12.9	$10.9

4. Securities - The following table summarizes the book and fair values of securities.

	September 30, 2007		December 31, 2006		September 30, 2006
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$5.1	$5.1	$1.0	$1.0	$17.8	$17.8
Obligations of States and
Political Subdivisions	31.5	31.5	31.7	31.7	31.9	31.9
Government Sponsored Agency	8,555.0	8,555.0	10,245.1	10,245.1	10,078.8	10,078.8
Preferred Stock	9.8	9.8	9.8	9.8	9.8	9.8
Asset-Backed	1,825.4	1,825.4	767.4	767.4	674.2	674.2
Other	237.9	237.9	194.6	194.6	184.0	184.0

Subtotal	10,664.7	10,664.7	11,249.6	11,249.6	10,996.5	10,996.5

Held to Maturity
Obligations of States and
Political Subdivisions	852.7	876.6	863.8	888.5	869.0	897.2
Government Sponsored Agency	13.8	13.6	14.6	14.5	15.1	14.9
Other	268.0	255.2	228.6	219.1	231.2	222.8

Subtotal	1,134.5	1,145.4	1,107.0	1,122.1	1,115.3	1,134.9

Trading Account	4.3	4.3	8.6	8.6	7.8	7.8

Total Securities	$11,803.5	$11,814.4	$12,365.2	$12,380.3	$12,119.6	$12,139.2

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	September 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$5.1	$—	$—	$5.1
Obligations of States and Political Subdivisions	30.6	.9	—	31.5
Government Sponsored Agency	8,551.8	5.4	2.2	8,555.0
Preferred Stock	9.8	—	—	9.8
Asset-Backed	1,834.1	3.1	11.8	1,825.4
Other	232.2	5.7	—	237.9

Total	$10,663.6	$15.1	$14.0	$10,664.7

Notes to Consolidated Financial Statements (continued)

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	September 30, 2007
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$852.7	$24.5	$.6	$876.6
Government Sponsored Agency	13.8	.1	.3	13.6
Other	268.0	—	12.8	255.2

Total	$1,134.5	$24.6	$13.7	$1,145.4

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006
U.S.
Residential Real Estate	$9,045.0	$8,674.4	$8,619.4
Commercial	5,213.2	4,679.1	4,521.7
Commercial Real Estate	2,151.7	1,836.3	1,786.7
Personal	3,463.5	3,415.8	2,916.8
Other	757.9	979.2	947.0
Lease Financing	1,144.0	1,291.6	1,281.9

Total U.S.	21,775.3	20,876.4	20,073.5
Non-U.S.	3,132.8	1,733.3	1,195.8

Total Loans and Leases	$24,908.1	$22,609.7	$21,269.3
Reserve for Credit Losses Assigned to
Loans and Leases	(143.2)	(140.4)	(139.4)

Net Loans and Leases	$24,764.9	$22,469.3	$21,129.9

Other U.S. loans and non-U.S. loans included $2.7 billion at September 30, 2007, $1.7 billion at December 31, 2006, and $1.1 billion at September 30, 2006 of short duration advances, primarily related to the processing of custodied client investments.

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended September 30, 2007 and 2006.

(In Millions)	September 30, 2007	September 30, 2006
Nonperforming Loans	$23.4	$32.1

Impaired Loans with Reserves	$16.3	$26.5
Impaired Loans without Reserves*	3.8	2.5

Total Impaired Loans	$20.1	$29.0

Reserves for Impaired Loans	$13.0	$19.6
Average Balance of Impaired Loans during the Quarter	23.5	27.4

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value, a reserve is not required.

Notes to Consolidated Financial Statements (continued)

At September 30, 2007, residential real estate loans totaling $.5 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $5.2 million at September 30, 2007. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At September 30, 2007, legally binding commitments to extend credit totaled $21.9 billion compared with $20.0 billion at December 31, 2006 and $19.2 billion at September 30, 2006.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2007	2006	2007	2006
Balance at Beginning of Period	$150.5	$143.5	$151.0	$136.0
Charge-Offs	(2.6)	(.3)	(7.3)	(.9)
Recoveries	.6	.2	.8	1.2

Net Recoveries (Charge-Offs)	(2.0)	(.1)	(6.5)	.3
Provision for Credit Losses	6.0	6.0	10.0	13.0
Other Changes *	—	—	—	.1

Balance at End of Period	$154.5	$149.4	$154.5	$149.4

Reserve for Credit Losses Assigned to:
Loans and Leases	$143.2	$139.4	$143.2	$139.4
Unfunded Commitments and Standby
Letters of Credit	11.3	10.0	11.3	10.0

Total Reserve for Credit Losses	$154.5	$149.4	$154.5	$149.4

*	Other changes include the effect of foreign exchange rates on non-U.S. dollar denominated reserves.

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

7. Goodwill and Other Intangibles - Goodwill and other intangible assets are included in other assets in the consolidated balance sheet. The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at September 30, 2007, December 31, 2006, and September 30, 2006.

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006
Corporate and Institutional Services	$368.7	$361.7	$352.2
Personal Financial Services	60.9	60.8	60.3

Total Goodwill	$429.6	$422.5	$412.5

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at September 30, 2007, December 31, 2006, and September 30, 2006, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006
Gross Carrying Amount	$246.6	$247.9	$242.7
Accumulated Amortization	136.9	122.2	116.4

Net Book Value	$109.7	$125.7	$126.3

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.2 million and $5.6 million for the quarters ended September 30, 2007 and September 30, 2006, respectively, and $15.7 million and $16.6 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization for the remainder of 2007 and for the years 2008, 2009, 2010, and 2011 is estimated to be $5.4 million, $18.6 million, $18.1 million, $16.2 million and $12.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

8. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at September 30, 2007 and 2006, and changes during the three- and nine-month periods then ended, presented on an after-tax basis.

	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect

Three Months Ended September 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.1	$(.9)	$.4	$3.6
Less: Reclassification Adjustments	—	6.3	(2.4)	3.9

Net Unrealized Gains (Losses) on Securities Available for Sale	4.1	(7.2)	2.8	(.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.4	(3.9)	1.5	(1.0)
Less: Reclassification Adjustments	—	(2.6)	1.0	(1.6)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.4	(1.3)	.5	.6
Pension and Other Postretirement Benefit Adjustments	(167.9)	—	—	(167.9)
Less: Reclassification Adjustments	—	5.4	(2.3)	3.1

Total Pension and Other Postretirement Benefit Adjustments	(167.9)	5.4	(2.3)	(164.8)
Foreign Currency Translation Adjustments	15.6	(18.5)	14.9	12.0

Accumulated Other Comprehensive Income	$(146.8)	$(21.6)	$15.9	$(152.5)

Three Months Ended September 30, 2006
Unrealized Gains (Losses) on Securities Available for Sale	$(6.7)	$15.7	$(5.8)	$3.2
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(6.7)	15.7	(5.8)	3.2
Unrealized Gains (Losses) on Cash Flow Hedge Designations	.8	(.8)	.3	.3
Less: Reclassification Adjustments	—	(.5)	.2	(.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	.8	(.3)	.1	.6
Minimum Pension Liability	(14.2)	—	—	(14.2)
Foreign Currency Translation Adjustments	(3.1)	4.1	(1.1)	(.1)

Accumulated Other Comprehensive Income	$(23.2)	$19.5	$(6.8)	$(10.5)

Nine Months Ended September 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.5	$(1.3)	$.5	$3.7
Less: Reclassification Adjustments	—	6.4	(2.4)	4.0

Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	(7.7)	2.9	(.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(10.4)	3.9	(4.3)
Less: Reclassification Adjustments	—	(7.8)	2.9	(4.9)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(2.6)	1.0	.6
Pension and Other Postretirement Benefit Adjustments	(173.8)	—	—	(173.8)
Less: Reclassification Adjustments	—	16.2	(7.2)	9.0

Total Pension and Other Postretirement Benefit Adjustments	(173.8)	16.2	(7.2)	(164.8)
Foreign Currency Translation Adjustments	18.5	(15.5)	9.0	12.0

Accumulated Other Comprehensive Income	$(148.6)	$(9.6)	$5.7	$(152.5)

Nine Months Ended September 30, 2006
Unrealized Gains (Losses) on Securities Available for Sale	$(5.2)	$13.7	$(5.3)	$3.2
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(5.2)	13.7	(5.3)	3.2
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	3.0	(1.2)	1.0
Less: Reclassification Adjustments	—	.6	(.2)	.4

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(.8)	2.4	(1.0)	.6
Minimum Pension Liability	(14.2)	—	—	(14.2)
Foreign Currency Translation Adjustments	1.5	(2.2)	.6	(.1)

Accumulated Other Comprehensive Income	$(18.7)	$13.9	$(5.7)	$(10.5)

Notes to Consolidated Financial Statements (continued)

9. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2007	2006	2007	2006
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	219,914,891	217,618,046	219,453,383	217,683,150
Net Income	$208.3	$163.7	$601.9	$494.6
Basic Net Income Per Common Share	$.95	$.75	$2.74	$2.27

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	219,914,891	217,618,046	219,453,383	217,683,150
Plus Dilutive Potential Common Shares:
Stock Options	3,015,680	3,008,697	3,193,165	2,866,114
Stock Incentive Plans	1,255,905	1,147,564	1,204,791	1,064,826

Average Common and Potential Common Shares	224,186,476	221,774,307	223,851,339	221,614,090
Net Income	$208.3	$163.7	$601.9	$494.6
Diluted Net Income Per Common Share	$.93	$.74	$2.69	$2.23

Note: Options to purchase shares of the Corporation’s common stock, totaling 4,550,952 and 4,986,624 for the three and nine months ended September 30,2007, respectively, and 4,922,200 and 5,255,199 for the three and nine months ended September 30,2006, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of Northern Trust’s common stock during these periods.

10. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2007	2006	2007	2006
Interest Income
Loans and Leases	$319.1	$289.8	$922.6	$813.5
Securities – Taxable	172.5	132.0	478.3	362.8
- Non-Taxable	9.7	10.0	29.2	29.9
Time Deposits with Banks	190.7	123.0	522.8	339.8
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	10.1	11.5	49.8	38.2

Total Interest Income	702.1	566.3	2,002.7	1,584.2

Interest Expense
Deposits	390.2	277.4	1,116.9	743.6
Federal Funds Purchased	29.6	25.3	67.8	65.7
Securities Sold Under Agreements to Repurchase	22.6	27.7	65.0	73.7
Commercial Paper	—	—	—	2.9
Other Borrowings	4.8	7.0	18.7	20.2
Senior Notes	6.4	4.2	18.3	10.0
Long-Term Debt	34.8	38.1	104.3	116.7
Floating Rate Capital Debt	4.1	4.2	12.2	10.8

Total Interest Expense	492.5	383.9	1,403.2	1,043.6

Net Interest Income	$209.6	$182.4	$599.5	$540.6

Notes to Consolidated Financial Statements (continued)

11. Income Taxes - Total income tax expense for the quarter was $92.8 million, an effective tax rate of 30.8%, compared with $86.8 million in the prior year, an effective rate of 34.7%. The lower effective rate in the current quarter primarily reflects management’s decision to indefinitely reinvest the earnings of certain non-U.S. subsidiaries and a tax benefit resulting from new state tax legislation enacted during the quarter.

The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal, state, or local, or by non-U.S tax authorities for years before 1997. As of the date of adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48), $24.1 million of unrecognized tax benefits were included in other liabilities within the consolidated balance sheet. If recognized, $18.4 million of the tax benefits would increase net income, resulting in a decrease of the effective income tax rate. Management does not anticipate significant adjustments to the total amount of these unrecognized tax benefits within the next twelve months. Additionally, included in other liabilities within the consolidated balance sheet upon adoption were $187 million of U.S. federal and state tax positions relating to leveraged leasing tax deductions challenged by the IRS for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of accelerated deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to tax authorities to an earlier period. It is possible that the amount of leveraged lease related uncertain tax positions could change significantly in the next twelve months if the Corporation is able to resolve this matter with the IRS or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that subsequent changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although, to the extent additional interest and penalties are due, they could have a material effect on operating results for a particular period.

Northern Trust recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of the date of adoption of FIN 48, approximately $59.6 million, $39.4 million net of tax, was accrued for the potential payment of interest and penalties.

Notes to Consolidated Financial Statements (continued)

12. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three and nine months ended September 30, 2007 and 2006.

Net Periodic Pension Expense U.S. Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service Cost	$7.7	$7.3	$23.1	$21.9
Interest Cost	7.2	6.9	21.6	20.7
Expected Return on Plan Assets	(12.1)	(9.5)	(36.3)	(28.5)
Amortization:
Net Loss	3.7	3.9	11.1	11.7
Prior Service Cost	.3	.3	.9	.9

Net Periodic Pension Expense	$6.8	$8.9	$20.4	$26.7

Net Periodic Pension Expense Non-U.S. Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service Cost	$1.5	$1.5	$4.3	$4.3
Interest Cost	1.7	1.3	4.9	3.7
Expected Return on Plan Assets	(2.1)	(1.7)	(6.1)	(4.9)
Amortization:
Net Loss	.3	.3	.9	.9

Net Periodic Pension Expense	$1.4	$1.4	$4.0	$4.0

Net Periodic Pension Expense Supplemental Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service Cost	$.5	$.6	$1.5	$1.8
Interest Cost	.9	.8	2.7	2.4
Expected Return on Plan Assets	—	—	—	—
Net Loss Amortization	.7	.7	2.1	2.1

Net Periodic Pension Expense	$2.1	$2.1	$6.3	$6.3

Net Periodic Benefit Expense Other Postretirement Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service Cost	$.5	$.4	$1.5	$1.2
Interest Cost	.9	.9	2.7	2.7
Amortization:
Transition Obligation	.1	.1	.3	.3
Net Loss	.3	.5	.9	1.5

Net Periodic Benefit Expense	$1.8	$1.9	$5.4	$5.7

Notes to Consolidated Financial Statements (continued)

13. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against cash deposits or other participants. Standby letters of credit outstanding were $2.9 billion on September 30, 2007, $2.7 billion on December 31, 2006 and $2.8 billion on September 30, 2006. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $12.7 million at September 30, 2007, $7.9 million at December 31, 2006, and $8.7 million at September 30, 2006.

As part of securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100 percent of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $187.0 billion at September 30, 2007, $156.7 billion at December 31, 2006, and $156.0 billion at September 30, 2006. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected within the consolidated balance sheet at September 30, 2007, December 31, 2006, or September 30, 2006 related to these indemnifications.

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various classes of claimants, regulatory matters, employment matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, particularly matters that will be decided by a jury and actions that seek very large damages based on novel and complex damage and liability legal theories or that involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these matters or the timing of their ultimate resolution, or estimate the possible loss or range of loss associated with them; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements in excess of

Notes to Consolidated Financial Statements (continued)

amounts already reserved, if any, arising from pending or threatened legal actions, regulatory matters, employment matters, or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material adverse effect on operating results for a particular period.

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

Notes to Consolidated Financial Statements (continued)

14. Derivative Financial Instruments - Northern Trust is a party to various derivative financial instruments that are used in the normal course of business, to meet the needs of its clients, as part of its trading activity for its own account, and as part of its risk management activities. Derivative instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts. For a further discussion of Northern Trust’s use of and accounting policies regarding derivative instruments, see page 39 and Note 25 of Northern Trust’s 2006 Financial Annual Report to Shareholders.

In excess of 97% of Northern Trust’s derivatives, measured on a notional value basis, are entered into for client-related and trading purposes. The following tables provide information relating to these derivative instruments and derivative instruments utilized for risk management purposes.

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

	September 30, 2007		September 30, 2006
(In Millions)	Notional Value	Fair Value	Notional Value	Fair Value
Foreign Exchange Contracts	$162,127.9	$36.9	$82,290.3	$9.4
Interest Rate Option Contracts
Purchased	280.0	6.2	225.6	.4
Sold	280.0	(6.2)	225.6	(.4)
Interest Rate Swap Contracts	1,767.8	3.9	1,438.0	4.8
Futures Contracts	0.9	—	—	—

Risk Management Derivative Instruments. The following tables identify the types and classifications of derivative instruments used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - DESIGNATED AS HEDGES
				September 30, 2007		September 30, 2006
(In Millions)	Derivative Instrument	Hedge Classification	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Available for Sale Investment Securities	Interest Rate Swap Contracts	Fair Value	Interest Rate	$1,608.0	$(2.7)	$2,285.2	$(.3)
Available for Sale Investment Securities	Interest Rate Swap Contracts	Cash Flow	Interest Rate	600.0	8.1	280.0	—
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Cash Flow	Foreign Currency	895.2	(.7)	798.7	1.9
Net Investments in Non-U.S Affiliates	Foreign Exchange Contracts	Net Investment	Foreign Currency	951.0	(9.3)	290.4	3.1

In addition to the above, Sterling denominated senior and subordinated debt, totaling $508.0 million and $466.9 million at September 30, 2007 and 2006, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Notes to Consolidated Financial Statements (continued)

For all fair value and cash flow hedges of available for sale investment securities, Northern Trust applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. As a result, there was no ineffectiveness recorded for these hedges during the nine months ended September 30, 2007 or 2006.

For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, prior to December 1, 2006, Northern Trust applied the “matched terms” method of accounting. Northern Trust re-designated these hedges and, effective December 1, 2006, now utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recognized in earnings for cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions for the nine months ended September 30, 2007 or 2006.

For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the nine months ended September 30, 2007 or 2006.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - NOT DESIGNATED AS HEDGES
			September 30, 2007		September 30, 2006
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Loans and Leases–Commercial and Other	Credit Default Swap Contracts	Credit	$270.8	$0.5	$235.3	$(.6)
Loans and Leases–Commercial and Other	Foreign Exchange Contracts	Foreign Currency	45.0	(1.5)	22.9	.2
Net Investments in Non-U.S. Affiliate Assets and Liabilities	Foreign Exchange Contracts	Foreign Currency	53.3	(2.5)	46.1	—

15. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $16.1 billion on September 30, 2007, $15.8 billion on December 31, 2006 and $12.5 billion on September 30, 2006. Included in the September 2007 pledged assets were securities available for sale of $1.8 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2007, December 31, 2006, and September 30, 2006 was $264.7 million, $415.2 million, and $246.4 million, respectively. There was no repledged collateral at September 30, 2007, December 31, 2006, or September 30, 2006.

16. Business Units - The table on page 24, reflecting the earnings contribution of Northern Trust’s business units for the three and nine month periods ended September 30, 2007 and 2006, is incorporated by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the third quarter was $.93, an increase of 26% from $.74 per share earned in last year’s third quarter. Net income increased 27% to $208.3 million, up from $163.7 million earned in the third quarter of last year. This performance produced an annualized return on average common equity (ROE) of 19.51% versus 16.96% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.35%, up from 1.23% last year.

Revenues stated on a fully taxable equivalent (FTE) basis of $892.5 million were up 19% from $749.6 million in last year’s third quarter, reflecting trust, investment and other servicing fees of $508.8 million, up 16% from the third quarter of last year. Net interest income was up 15% from a year ago to a record $228.4 million on a FTE basis and foreign exchange trading income increased 74% from last year’s third quarter to a record $91.9 million. Noninterest expenses totaled $566.6 million for the quarter, up 19% from $477.0 million in the year-ago quarter.

Noninterest Income

Noninterest income totaled $664.1 million for the quarter, up 21% from $551.1 million reported last year, and accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees were $508.8 million in the quarter, up 16% from $438.1 million in the third quarter of last year, and represented 57% of total taxable equivalent revenue. The increase resulted primarily from higher equity markets and new business. Additionally, an investment security gain of $6.3 million was recognized during the quarter resulting from the sale of CME Group Inc. stock acquired from the demutualizations and subsequent merger of the Chicago Mercantile Exchange and the Chicago Board of Trade. The components of noninterest income for the third quarter of 2007 and 2006 are listed in the following table:

Noninterest Income	Three Months Ended September 30
(In Millions)	2007	2006
Trust, Investment and Other Servicing Fees	$508.8	$438.1
Foreign Exchange Trading Income	91.9	52.8
Treasury Management Fees	16.1	16.4
Security Commissions and Trading Income	18.2	15.5
Other Operating Income	22.8	28.3
Investment Security Gains, net	6.3	—

Total Noninterest Income	$664.1	$551.1

Noninterest Income (continued)

Assets under custody totaled $4.1 trillion at September 30, 2007. This represents an increase in assets under custody of 3% from June 30, 2007 and 24% from September 30, 2006. Assets under management totaled $761.4 billion, a 1% decrease from $766.5 billion at June 30, 2007 and a 14% increase from $667.2 billion at September 30, 2006. As of the current quarter-end, managed assets were invested 36% in equities, 12% in fixed-income securities, and 52% in cash and other assets.

Assets Under Custody	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006
(In Billions)
Corporate & Institutional	$3,787.6	$3,670.1	$3,263.5	$3,065.7
Personal	329.2	319.2	281.9	242.8

Total Assets Under Custody	$4,116.8	$3,989.3	$3,545.4	$3,308.5

Assets Under Management	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006
(In Billions)
Corporate & Institutional	$614.5	$622.1	$562.5	$539.3
Personal	146.9	144.4	134.7	127.9

Total Assets Under Management	$761.4	$766.5	$697.2	$667.2

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

Trust, investment and other servicing fees from C&IS in the quarter increased 16% from the year-ago quarter to $282.0 million, reflecting strong new business and higher equity markets. The largest component of C&IS fees is custody and fund administration fees, which increased 27% from the prior year to a record $159.1 million, reflecting strong growth in our international business. Securities lending fees totaled $33.0 million, down 19% compared with the third quarter last year. The current quarter performance was impacted by lower yields earned in one mark-to-market investment fund used in our securities lending activities. Fees from asset management in the quarter grew 15% from the prior year to $72.8 million.

C&IS assets under custody totaled $3.8 trillion at September 30, 2007, up 24% from a year ago, and included $2.0 trillion of global custody assets, a 31% increase compared with a year ago. C&IS assets under management totaled $614.5 billion, a 14% increase from the prior year. As of the current quarter-end, C&IS managed assets were invested 33% in equities, 9% in fixed-income securities, and 58% in cash and other assets.

Noninterest Income (continued)

Trust, investment and other servicing fees from PFS in the quarter increased 17% and totaled a record $226.8 million compared with $194.1 million a year ago. The increase in PFS fees resulted primarily from strong new business and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year double-digit increases in fees. PFS assets under custody totaled $329.2 billion at September 30, 2007, a 36% increase from $242.8 billion in the prior year. PFS assets under management totaled $146.9 billion, a 15% increase from $127.9 billion last year. As of the current quarter-end, PFS managed assets were invested 49% in equities, 24% in fixed-income securities, and 27% in cash and other assets.

Foreign exchange trading income reached a record $91.9 million, up 74% or $39.1 million from the performance in last year’s third quarter. The record results reflect continued strong client volumes and higher currency volatility attributable, in part, to the recent disruptions within the credit markets. Revenues from security commissions and trading income equaled $18.2 million, up 18% from the prior year. Other operating income, the components of which are listed below, was $22.8 million for the third quarter compared with $28.3 million in the same period last year.

Other Operating Income	Three Months Ended September 30
(In Millions)	2007	2006
Loan Service Fees	$4.0	$4.2
Banking Service Fees	9.1	9.1
Loss on Sale of Non-U.S. Subsidiary	(1.1)	—
Other Income	10.8	15.0

Total Other Operating Income	$22.8	$28.3

Net Interest Income

Net interest income for the quarter totaled $209.6 million, 15% higher than the $182.4 million reported in the third quarter of 2006. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to a FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $228.4 million, up 15% from $198.5 million reported in the prior year quarter. The increase reflects higher levels of average earning assets, partially offset by a decline in the net interest margin. The securities portfolio averaged $14.0 billion, up 25% from last year, with the increase concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 12% to $23.3 billion, while money market assets increased 22% from the prior year and averaged $16.4 billion for the quarter. The net interest margin equaled 1.69%, down from 1.73% in the prior year quarter. The decline in the net interest margin reflects significant growth in global custody-related deposits which have been invested primarily in short-term money market assets and securities. Implementation of FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), reduced current quarter net interest income on a FTE basis by approximately $2.5 million. The full year impact of FSP 13-2 is expected to reduce net interest income on a FTE basis by approximately $13 million.

Average U.S. loans outstanding during the quarter totaled $21.4 billion, 9% higher than the $19.6 billion in last year’s third quarter. Non-U.S. loans increased $746 million on average from the prior year quarter to $1.9 billion, primarily due to volume driven growth in short duration advances related to the processing of custodied client investments. Residential real estate averaged $8.9 billion in the quarter, up 4% from the prior year’s third quarter, and represented 38% of the total average loan and lease portfolio. Commercial loans averaged $5.1 billion, up 12% from $4.6 billion last year, while personal loans averaged $3.3 billion, up 20% from last year’s third quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $37.4 billion, up 23% from the third quarter of 2006. Non-U.S. office time deposits increased $5.8 billion or 26% from last year’s third quarter, resulting primarily from growth in our international business. Retail deposit levels increased $1.2 billion due primarily to higher levels of money market deposit accounts and savings certificates. Other interest-related funds averaged $8.4 billion in the quarter compared with $10.0 billion in last year’s third quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $7.9 billion compared with $5.2 billion in last year’s third quarter.

Provision for Credit Losses

The provision for credit losses was $6.0 million in the third quarter, unchanged from the prior year quarter. The reserve for credit losses at September 30, 2007 was $154.5 million compared with $151.0 million at December 31, 2006 and $149.4 million at September 30, 2006. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 30.

Noninterest Expense

Noninterest expenses totaled $566.6 million for the quarter, up 19% from $477.0 million in the year-ago quarter and consisted of the following:

Noninterest Expenses	Three Months Ended September 30
(In Millions)	2007	2006
Compensation	$259.5	$215.5
Employee Benefits	57.1	52.7
Outside Services	99.3	75.7
Equipment and Software Expense	53.6	51.5
Occupancy Expense	39.2	33.8
Other Operating Expenses	57.9	47.8

Total Noninterest Expenses	$566.6	$477.0

Compensation and employee benefit expenses totaled $316.6 million, up $48.4 million or 18% compared with last year. The current quarter increase was driven by higher staff levels, higher performance-based compensation, annual salary increases, and higher employment taxes. Staff on a full-time equivalent basis at September 30, 2007 totaled 10,600, up 11% from a year ago.

The expenses associated with outside services totaled $99.3 million, up $23.6 million or 31% from $75.7 million last year. The current quarter increase reflects volume driven growth in global subcustody and investment manager sub-advisor expenses, and higher expenses for technical and consulting services.

The remaining expense categories totaled $150.7 million, an increase of 13% or $17.6 million from last year. The increase is a result of charges related to securities processing activities and increased occupancy, hiring, and employee relocation expenses.

Provision for Income Taxes

The provision for income taxes was $92.8 million resulting in an effective tax rate of 30.8%. In the prior year quarter, the provision for income taxes was $86.8 million and the effective tax rate was 34.7%. The lower effective rate for the current quarter relates to management’s decision to reinvest indefinitely the earnings of certain non-U.S. subsidiaries, and a tax benefit resulting from new state tax legislation enacted during the quarter.

BUSINESS UNIT REPORTING

The following table reflects the earnings contribution and average assets of Northern Trust’s business units for the three and nine month periods ended September 30, 2007 and 2006.

Results of Operations Three Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Noninterest Income Trust, Investment and Other Servicing Fees	$282.0	$244.0	$226.8	$194.1	$—	$—	$508.8	$438.1
Other	123.4	84.7	23.7	23.4	8.2	4.9	155.3	113.0
Net Interest Income (FTE) *	106.7	79.3	127.0	124.7	(5.3)	(5.5)	228.4	198.5

Revenues (FTE) *	512.1	408.0	377.5	342.2	2.9	(.6)	892.5	749.6
Provision for Credit Losses	2.4	4.2	3.6	1.8	—	—	6.0	6.0
Noninterest Expenses	310.9	250.0	235.2	209.4	20.5	17.6	566.6	477.0

Income before Income Taxes *	198.8	153.8	138.7	131.0	(17.6)	(18.2)	319.9	266.6
Provision for Income Taxes *	73.7	61.1	53.7	50.8	(15.8)	(9.0)	111.6	102.9

Net Income	$125.1	$92.7	$85.0	$80.2	$(1.8)	$(9.2)	$208.3	$163.7

Percentage of Consolidated Net Income	60%	57%	41%	49%	(1)%	(6)%	100%	100%

Average Assets	$41,493.6	$33,456.8	$19,078.7	$17,731.2	$684.3	$1,446.2	$61,256.6	$52,634.2

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $18.8 million for 2007 and $16.1 million for 2006.

Results of Operations Nine Months	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Noninterest Income Trust, Investment and Other Servicing Fees	$865.2	$758.0	$665.2	$575.4	$—	$—	$1,530.4	$1,333.4
Other	330.1	279.9	72.6	72.4	18.3	11.1	421.0	363.4
Net Interest Income (FTE) *	277.0	229.4	379.6	372.3	(9.3)	(13.6)	647.3	588.1

Revenues (FTE) *	1,472.3	1,267.3	1 ,117.4	1 ,020.1	9.0	(2.5)	2,598.7	2,284.9
Provision for Credit Losses	1.6	7.9	8.4	5.1	—	—	10.0	13.0
Noninterest Expenses	870.0	746.4	694.6	632.1	83.2	63.8	1,647.8	1,442.3

Income before Income Taxes *	600.7	513.0	414.4	382.9	(74.2)	(66.3)	940.9	829.6
Provision for Income Taxes *	222.4	216.8	160.6	148.4	(44.0)	(30.2)	339.0	335.0

Net Income	$378.3	$296.2	$253.8	$234.5	$(30.2)	$(36.1)	$601.9	$494.6

Percentage of Consolidated Net Income	63%	60%	42%	47%	(5)%	(7)%	100%	100%

Average Assets	$39,742.4	$32,372.5	$18,603.5	$17,330.4	$824.3	$1,983.4	$59,170.2	$51.686.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $47.8 million for 2007 and $47.5 million for 2006.

Corporate and Institutional Services

C&IS net income for the current quarter totaled $125.1 million compared with $92.7 million reported in the third quarter of 2006. Noninterest income was $405.4 million, up 23% from $328.7 million in last year’s third quarter. Trust, investment and other servicing fees increased 16% from the year-ago quarter to $282.0 million, reflecting strong new business and higher equity markets. The largest component of C&IS fees is custody and fund administration fees, which increased 27% from the prior year to a record $159.1 million, reflecting strong growth in our international business. Securities lending fees totaled $33.0 million, down 19% compared with the third quarter last year. The current quarter performance was impacted by lower yields earned in one mark-to-market investment fund used in our securities lending activities. Fees from asset management in the quarter grew 15% from the prior year to $72.8 million. Other noninterest income was $123.4 million compared with $84.7 million in last year’s third quarter. Foreign exchange trading income reached a record $90.4 million, up 76% from the last year’s third quarter, reflecting continued strong client volumes and higher currency volatility attributable, in part, to the recent disruptions within the credit markets.

Net interest income stated on a FTE basis was $106.7 million, up 35% from $79.3 million in last year’s third quarter. Average earning assets increased $7.8 billion, or 28%, with the increase concentrated in short-term money market assets and loans, and funded primarily with non-U.S. office time deposits. The net interest margin equaled 1.19%, up from 1.13% in the prior year quarter. The higher margin resulted from a $2.5 billion increase in noninterest-related funding, offset in part by the significant growth in global custody-related deposits which have been invested primarily in short-term money market assets.

The $2.4 million provision for credit losses in the current quarter compares with a $4.2 million provision in the third quarter of last year. The provision for the current quarter primarily reflects growth in the commercial portfolio and the migration of certain loans to higher risk credit ratings. Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Worldwide Operations and Technology (WWOT) for product and operating support, and indirect expense allocations for certain corporate support services, increased 24% and totaled $310.9 million for the third quarter. The increase was driven by volume-driven growth in global subcustody expense, higher expenses for technical and consulting services, performance-based compensation, higher staff levels, annual salary increases, and higher allocations for product and operating support.

Personal Financial Services

PFS net income for the current quarter was $85.0 million, up 6% from $80.2 million reported a year ago. Noninterest income was $250.5 million, up 15% from $217.5 million in last year’s third quarter. Trust, investment and other servicing fees in the quarter increased 17% and totaled a record $226.8 million compared with $194.1 million a year ago. The increase in PFS fees resulted primarily from strong new business and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year double-digit increases in fees. Other operating income totaled $23.7 million compared with $23.4 million in the prior year quarter.

Net interest income stated on a FTE basis was $127.0 million in the current quarter compared with $124.7 million in the prior year’s third quarter. The increase reflects an 8% increase in average earning assets, concentrated in the loan portfolio, partially offset by a reduction in the net interest margin from 2.89% last year to 2.72% in the current quarter. The decline in the net interest margin is primarily a result of rising interest rates on deposit liabilities.

A provision for credit losses of $3.6 million was recorded in the current quarter compared with a provision of $1.8 million recorded in the prior year third quarter. The current quarter provision reflects growth in the loan portfolio and the migration of certain loans to higher risk credit ratings. Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and WWOT for product and operating support, and indirect expense allocations for certain corporate support services, increased 12% to $235.2 million from $209.4 million in last year’s third quarter. The increase reflects higher performance-based compensation, annual salary increases, and higher allocations for product and operating support.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank. Treasury and Other also includes certain corporate-based expenses and nonrecurring items not allocated to the business units and certain executive level compensation. Other noninterest income for the third quarter was $8.2 million compared with $4.9 million in the year-ago quarter. The current quarter includes a $6.3 million gain on the sale of investment securities. Noninterest expenses totaled $20.5 million for the quarter, compared with $17.6 million in the year-ago period. The current quarter increase in noninterest expenses primarily reflects increases in executive compensation and corporate-based expenses. The tax benefit in the current quarter includes a favorable impact from new state tax legislation enacted during the quarter.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $2.69 on a diluted basis for the nine-month period ended September 30, 2007, was 21% higher than the $2.23 per share reported in 2006. Net income was $601.9 million compared with $494.6 million earned last year. This performance produced an annualized ROE of 19.66% for the nine months compared with 17.73% for the same period last year, while the ROA was 1.36% compared with 1.28% in the previous year. Total revenues were 14% higher than the prior year while total expenses also increased 14%.

Revenues stated on a FTE basis of $2.60 billion were up 14% from the $2.28 billion last year. Trust, investment and other servicing fees were $1.53 billion for the period, up 15% compared with $1.33 billion last year. Trust, investment and other servicing fees represented 59% of total revenues and total fee-related income represented 75% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 14% to $865.2 million from $758.0 million a year ago. Custody and fund administration fees increased 20% to $447.5 million, reflecting strong growth in global fees. Securities lending fees totaled $152.0 million compared with $149.8 million last year, while fees from asset management grew 14% to $215.7 million.

Trust, investment and other servicing fees from PFS increased 16% and totaled $665.2 million compared with $575.4 million a year ago. The increase resulted primarily from strong new business results and higher equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading income was $240.1 million in the period compared with $193.0 million last year. The increase reflects strong client volumes year-to-date as well as higher currency volatility in the current period. Revenues from security commissions and trading income were $47.2 million compared with $47.1 million in the prior year. Other operating income was $78.6 million for the period compared with $72.9 million last year, and included the second quarter $4.9 million of gains on the sale of leased assets, a $4.1 million loss on the sale of a subsidiary, and other miscellaneous items. A gain of $6.3 million was recognized in the current period on the sale of investment securities.

Net Interest Income

Net interest income for the nine-month period ended September 30, 2007 totaled $599.5 million, 11% higher than the $540.6 million reported in the comparable prior year period. Net interest income, stated on a fully taxable equivalent basis, totaled $647.3 million, an increase of 10% from $588.1 million reported in the prior year period. The net interest margin of 1.65% was down from 1.75% in the prior period, reflecting the impact of FSP 13-2, the narrowing of the interest rate spread, and the significant growth in global custody-related deposits which have been invested primarily in short-term money market assets and securities. Total average earning assets of $52.5 billion were 17% higher than a year ago. Money market assets were up 25% and averaged $16.8 billion for the period. Average securities increased 18% to $13.3 billion while average loans and leases were up 11% to $22.4 billion.

Provision for Credit Losses

The provision for credit losses was $10.0 million for the first nine months compared with $13.0 million for the same period in 2006. Net charge-offs totaled $6.5 million compared with net recoveries of $.4 million in the same period of 2006.

Noninterest Expenses

Noninterest expenses totaled $1.65 billion for the period, up 14% from $1.44 billion a year-ago. Compensation and employee benefits of $928.0 million represented 56% of total operating expenses and reflects the impact of higher staff levels, higher performance-based compensation, annual salary increases, and higher employment taxes and health care costs.

Expenses associated with outside services totaled $277.1 million, up $49.9 million or 22% from last year, reflecting higher expenses for technical services and volume-driven growth in global subcustody and investment manager sub-advisor expenses.

The remaining expense categories totaled $442.7 million, up 11% from $397.9 million in 2006. The increase reflects higher occupancy, increases in computer software expense, charges related to securities processing activities and litigation matters, increased hiring and employee relocation costs, and higher business promotion and advertising.

Provision for Income Taxes

Total income tax expense was $291.2 million for the nine months ended September 30, 2007, representing an effective rate of 32.6%. This compares with $287.5 million in income tax expense and an effective rate of 36.8% for the nine months ended September 30, 2006. The prior period tax provision included approximately $15 million of additional reserves related to leveraged leasing transactions. The current period tax provision was reduced as a result of management’s decision to reinvest indefinitely the earnings of certain non-U.S. subsidiaries, and a tax benefit resulting from new state tax legislation enacted during the current quarter.

BALANCE SHEET

Total assets at September 30, 2007 were $63.1 billion and averaged $61.3 billion for the third quarter, compared with total assets of $55.2 billion at September 30, 2006 and an average balance of $52.6 billion in the prior year third quarter. Loans and leases totaled $24.9 billion at September 30, 2007 and averaged $23.3 billion for the third quarter, compared with $21.3 billion at September 30, 2006 and the $20.7 billion average for the third quarter last year. Securities totaled $11.8 billion at September 30, 2007 and averaged $14.0 billion for the quarter, compared with $12.1 billion at September 30, 2006 and $11.2 billion on average last year. Asset-backed securities, a component of securities, totaled $1.8 billion at September 30, 2007 and averaged $1.3 billion for the quarter, compared with $674 million at September 30, 2006 and $609 million on average last year. Asset-backed securities held are predominantly floating rate, triple-A rated securities, with average lives less than 5 years. Money market assets totaled $18.3 billion at September 30, 2007 and averaged $16.4 billion in the third quarter, up 22% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office time deposits, which averaged $27.7 billion in the quarter, up 26% from the year-ago quarter, offset in part by a reduction in short-term borrowings, which averaged $5.2 billion, down 22% from the year-ago quarter.

Stockholders’ equity increased to $4.36 billion at September 30, 2007 and averaged $4.24 billion for the quarter, up 11% from last year’s third quarter. The increase primarily reflects the retention of earnings offset in part by the impact of adopting new accounting standards and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the third quarter, the Corporation repurchased 1,237,466 shares at a cost of $76.9 million ($62.18 average price per share). An additional 9.8 million shares are authorized for repurchase after September 30, 2007 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2007 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at September 30, 2007 that were above the level required for classification as a “well capitalized” institution. Shown below are the September 30, 2007 and 2006 capital ratios of Northern Trust and of each of the subsidiary banks whose net income for the nine-months ended September 30, 2007 or 2006 exceeded 10% of the consolidated total.

	September 30, 2007			September 30, 2006
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	9.8%	11.6%	7.0%	10.2%	12.5%	7.0%
The Northern Trust Company	8.5%	10.6%	5.8%	9.2%	11.9%	6.0%
Northern Trust, NA	10.3%	11.6%	8.4%	10.7%	11.2%	8.2%

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at September 30, 2007 totaled $29.3 million compared with $32.4 million at June 30, 2007 and $32.5 million at September 30, 2006. Nonaccrual loans and leases totaled $23.4 million or .09% of total loans and leases at September 30, 2007. At June 30, 2007 and September 30, 2006, nonaccrual loans and leases totaled $26.8 million and $32.1 million, respectively. The $3.4 million decrease in nonaccrual loans during the quarter primarily reflects the full payoff of one nonaccrual loan and the full charge-off of another.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets
(In Millions)	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006
Nonaccrual Loans
U.S.
Residential Real Estate	$4.8	$7.2	$8.1	$2.2
Commercial	10.4	11.0	18.8	18.8
Commercial Real Estate	—	—	—	—
Personal	7.0	7.4	7.6	9.9
Non-U.S.	1.2	1.2	1.2	1.2

Total Nonaccrual Loans	23.4	26.8	35.7	32.1
Other Real Estate Owned	5.9	5.6	1.4	.4

Total Nonperforming Assets	$29.3	$32.4	$37.1	$32.5

90 Day Past Due Loans Still Accruing	$15.2	$15.0	$24.6	$20.6

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

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three and nine month periods ended September 30, 2007 and 2006 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at September 30, 2007, June 30, 2007, December 31, 2006 and September 30, 2006.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	September 30, 2007		June 30, 2007		December 31, 2006		September 30, 2006
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$13.0	—%	$14.5	—%	$19.6	—%	$19.6	—%

Allocated Inherent Reserve
Residential Real Estate	13.0	36	13.1	37	13.4	38	13.2	41
Commercial	61.6	21	58.1	21	55.0	21	57.7	21
Commercial Real Estate	26.2	9	24.5	8	21.5	8	20.7	8
Personal	6.1	14	5.8	14	5.9	15	5.5	14
Other	—	3	—	4	—	4	—	4
Lease Financing	3.4	5	3.5	5	3.7	6	3.8	6
Non-U.S.	5.1	12	5.9	11	6.6	8	5.0	6

Total Allocated Inherent Reserve	$115.4	100%	$110.9	100%	$106.1	100%	$105.9	100%

Unallocated Inherent Reserve	26.1	—	25.1	—	25.3	—	23.9	—

Total Reserve	$154.5	100%	$150.5	100%	$151.0	100%	$149.4	100%

Reserve Assigned to:
Loans and Leases	$143.2		$139.3		$140.4		$139.4
Unfunded Commitments and Standby Letters of Credit	11.3		11.2		10.6		10.0

Total Reserve	$154.5		$150.5		$151.0		$149.4

Specific Component of Reserve. At September 30, 2007, the specific component of the reserve stood at $13.0 million compared with $14.5 million at June 30, 2007. The $1.5 million decrease in specific reserves from June 30, 2007 is primarily due to the full charge-off of one nonperforming loan.

Allocated Inherent Component of Reserve. The allocated inherent portion of the reserve totaled $115.4 million at September 30, 2007 compared with $110.9 million at June 30, 2007. This component of the reserve increased by $4.5 million primarily due to the growth in the commercial loan portfolio and the migration of certain loans to higher risk credit ratings, partially offset by principal repayments received on lower rated loans.

Unallocated Inherent Component of Reserve. The unallocated portion of the inherent loss reserve is based on management’s review of other factors affecting the determination of probable inherent losses, primarily in the commercial portfolio, which are not necessarily captured by the application of historical loss ratios. This portion of the reserve analysis involves the exercise of judgment and reflects considerations such as management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating probable credit losses. The unallocated inherent portion of the reserve was $26.1 million at September 30, 2007.

Other Factors. At September 30, 2007, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $76.0 million of which $20.1 million was classified as impaired, up from $75.0 million at June 30, 2007 when $24.5 million was classified as impaired, and down from $76.7 million at September 30, 2006 when $29.0 million was classified as impaired.

Provision and Reserve for Credit Losses (continued)

Overall Reserve. Management’s evaluation of the factors above resulted in a reserve for credit losses of $154.5 million at September 30, 2007. The reserve of $143.2 million assigned to loans and leases, as a percentage of total loans and leases, was .57% at September 30, 2007, compared with .58% at June 30, 2007.

Reserves assigned to unfunded loan commitments and standby letters of credit, recorded as a liability on the consolidated balance sheet, totaled $11.3 million at September 30, 2007, up $.1 million from $11.2 million at June 30, 2007.

Provision. A $6.0 million provision for credit losses was recorded in the third quarter of 2007 compared with a provision of $6.0 million in the prior year quarter.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments with respect to litigation, other contingent liabilities, and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results.

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

FACTORS AFFECTING FUTURE RESULTS – (continued)

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2006 Financial Annual Report to Shareholders (pages 22 - 31), in the section of the “Notes to Consolidated Financial Statements” in the 2006 Financial Annual Report to Shareholders captioned “Note 24, Contingent Liabilities” (page 62), in the sections of “Item 1 – Business” of the 2006 Annual Report on Form 10-K captioned “Government Polices,” “Competition” and “Regulation and Supervision” (pages 6 - 13), in “Item 1A – Risk Factors” of the 2006 Annual Report on Form 10-K, and in periodic reports subsequently filed by Northern Trust with the Securities and Exchange Commission under the Securities Exchange Act of 1934. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION

WITH ANALYSIS OF NET INTEREST INCOME

	Third Quarter
(Interest and rate on a fully taxable equivalent basis)	2007			2006
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$9.8	$759.3	5.08%	$11.2	$816.0	5.44%
Time Deposits with Banks	190.7	15,587.4	4.85	123.0	12,611.4	3.87
Other Interest-Bearing	.3	21.2	6.48	.3	28.1	4.73

Total Money Market Assets	200.8	16,367.9	4.87	134.5	13,455.5	3.97

Securities
U.S. Government	—	5.1	5.12	3.0	228.0	5.19
Obligations of States and Political Subdivisions	14.6	883.2	6.64	15.1	899.6	6.69
Government Sponsored Agency	157.2	11,402.0	5.47	122.7	9,088.7	5.36
Other	23.4	1,750.3	5.29	14.1	1,033.1	5.42

Total Securities	195.2	14,040.6	5.52	154.9	11,249.4	5.47

Loans and Leases	324.9	23,291.2	5.53	293.0	20,748.4	5.60

Total Earning Assets	$720.9	53,699.7	5.33%	$582.4	45,453.3	5.08%

Reserve for Credit Losses Assigned to Loans and Leases	—	(139.2)	—	—	(133.7)	—
Cash and Due from Banks	—	3,463.8	—	—	3,847.4	—
Other Assets	—	4,232.3	—	—	3,467.2	—

Total Assets	—	$61,256.6	—	—	$52,634.2	—

Average Source of Funds
Deposits
Savings and Money Market	$63.6	$7,130.8	3.53%	$47.7	$6,331.4	2.99%
Savings Certificates	24.8	2,046.6	4.80	18.5	1,667.3	4.39
Other Time	6.6	541.1	4.81	4.7	413.1	4.51
Non-U.S. Offices Time	295.2	27,681.1	4.23	206.5	21,888.9	3.74

Total Interest-Bearing Deposits	390.2	37,399.6	4.14	277.4	30,300.7	3.63
Short-Term Borrowings	57.0	5,208.6	4.34	60.0	6,682.5	3.56
Senior Notes	6.4	451.3	5.71	4.2	379.1	4.45
Long-Term Debt	34.8	2,458.4	5.54	38.1	2,652.8	5.76
Floating Rate Capital Debt	4.1	276.5	5.87	4.2	276.4	6.08

Total Interest-Related Funds	492.5	45,794.4	4.27	383.9	40,291.5	3.78

Interest Rate Spread	—	—	1.06%	—	—	1.30%
Noninterest-Bearing Deposits	—	8,232.7	—	—	6,187.2	—
Other Liabilities	—	2,991.8	—	—	2,325.8	—
Stockholders’ Equity	—	4,237.7	—	—	3,829.7	—

Total Liabilities and Stockholders’ Equity	—	$61,256.6	—	—	$52,634.2	—

Net Interest Income/Margin (FTE Adjusted)	$228.4	—	1.69%	$198.5	—	1.73%

Net Interest Income/Margin (Unadjusted)	$209.6	—	1.55%	$182.4	—	1.59%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Third Quarter 2007/2006
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$110.1	$28.4	$138.5
Interest-Related Funds	56.6	52.0	108.6

Net Interest Income (FTE)	$53.5	$(23.6)	$29.9

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

	Nine Months
(Interest and rate on a fully taxable equivalent basis)	2007			2006
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$48.9	$1,231.0	5.31%	$37.2	$1,005.6	4.95%
Time Deposits with Banks	522.8	15,582.8	4.49	339.8	12,419.4	3.66
Other Interest-Bearing	.9	21.3	5.74	1.0	31.3	4.24

Total Money Market Assets	572.6	16,835.1	4.55	378.0	13,456.3	3.76

Securities
U.S. Government	6.7	164.4	5.46	6.8	184.3	4.95
Obligations of States and Political Subdivisions	44.1	884.4	6.65	45.5	901.8	6.72
Government Sponsored Agency	438.7	10,750.2	5.46	336.5	9,023.9	4.99
Other	56.0	1,441.4	5.20	41.5	1,080.8	5.13

Total Securities	545.5	13,240.4	5.51	430.3	11,190.8	5.14

Loans and Leases	932.4	22,420.2	5.56	823.4	20,273.2	5.43

Total Earning Assets	$2,050.5	52,495.7	5.22%	$1,631.7	44,920.3	4.86%

Reserve for Credit Losses Assigned to Loans and Leases	—	(139.1)	—	—	(129.6)	—
Cash and Due from Banks	—	2,777.7	—	—	3,414.3	—
Other Assets	—	4,035.9	—	—	3,481.3	—

Total Assets	—	$59,170.2	—	—	$51,686.3	—

Average Source of Funds
Deposits
Savings and Money Market	$180.5	$6,987.1	3.45%	$136.6	$6,641.6	2.75%
Savings Certificates	71.7	2,009.1	4.77	49.2	1,624.3	4.05
Other Time	18.2	510.3	4.77	12.4	399.4	4.14
Non-U.S. Offices Time	846.5	27,623.5	4.10	545.4	21,084.1	3.46

Total Interest-Bearing Deposits	1,116.9	37,130.0	4.02	743.6	29,749.4	3.34
Short-Term Borrowings	151.5	4,636.1	4.37	162.5	6,076.8	3.57
Senior Notes	18.3	447.8	5.46	10.0	312.0	4.28
Long-Term Debt	104.3	2,471.9	5.56	116.7	2,717.3	5.73
Floating Rate Capital Debt	12.2	276.5	5.83	10.8	276.4	5.22

Total Interest-Related Funds	1,403.2	44,962.3	4.17	1,043.6	39,131.9	3.56

Interest Rate Spread	—	—	1.05%	—	—	1.30%
Noninterest-Bearing Deposits	—	7,395.9	—	—	6,356.8	—
Other Liabilities	—	2,717.5	—	—	2,467.2	—
Stockholders’ Equity	—	4,094.5	—	—	3,730.4	—

Total Liabilities and Stockholders’ Equity	—	$59,170.2	—	—	$51,686.3	—

Net Interest Income/Margin (FTE Adjusted)	$647.3	—	1.65%	$588.1	—	1.75%

Net Interest Income/Margin (Unadjusted)	$599.5	—	1.53%	$540.6	—	1.61%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Nine Months 2007/2006
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$288.6	$130.2	$418.8
Interest-Related Funds	170.8	188.8	359.6

Net Interest Income (FTE)	$117.8	$(58.6)	$59.2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2007 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1-31, 2007	92,352	$63.65	92,352
August 1-31, 2007	867,585	62.48	867,585
September 1-30, 2007	277,529	60.76	277,529

Total (Third Quarter)	1,237,466	$62.18	1,237,466	9,837,830

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits
(a)	Exhibits

(10)	Material Contracts

	(i)	Seventh Amendment dated September 12, 2007 and effective as of July 17, 2007 of the Northern Trust Corporation Supplemental Pension Plan.

	(ii)	Form of Employment Security Agreement (Tier 1).

	(iii)	Form of Employment Security Agreement (Tier 2).

	(iv)	Form of Employment Security Agreement (Tier 3).

	(v)	Amendment made as of September 1, 2007 to Lease dated July 1, 1988 between American National Bank and Trust Company of Chicago, a National Banking Association, having been succeeded by LaSalle Bank, National Association, as Successor Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603, as Landlord. and Nortrust Realty Management, Inc., a corporation organized under the laws of the State of Illinois, as Tenant, and First Extension of the Original Term of the Lease.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: October 30, 2007	By:	/s/ Steven L. Fradkin
Steven L. Fradkin Executive Vice President and Chief Financial Officer

Date: October 30, 2007	By:	/s/ Aileen B. Blake
Aileen B. Blake Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

	(i)	Seventh Amendment dated September 12, 2007 and effective as of July 17, 2007 of the Northern Trust Corporation Supplemental Pension Plan.

	(ii)	Form of Employment Security Agreement (Tier 1).

	(iii)	Form of Employment Security Agreement (Tier 2).

	(iv)	Form of Employment Security Agreement (Tier 3).

	(v)	Amendment made of September 1, 2007 to Lease dated July 1, 1988 between American National Bank and Trust Company of Chicago, a National Banking Association, having been succeeded by LaSalle Bank, National Association, as Successor Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603, as Landlord, and Nortrust Realty Management, Inc., a corporation organized under the laws of the State of Illinois, as Tenant, and First Extension of the Original Term of the Lease.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.