Form 10-K
period 2007-12-31
NORTHERN TRUST CORP
filed 2008-02-28
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South La Salle Street Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 630-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.66 2/3 Par Value Preferred Stock Purchase Rights	The Nasdaq Stock Market The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, large “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 30, 2007 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2007 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $13,061,246,479. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 26, 2008, 220,543,127 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Financial Annual Report to Stockholders for the Fiscal Year Ended December 31, 2007—Part I and Part II

2008 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 2008—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of investment management, asset and fund administration, fiduciary, and banking solutions for corporations, institutions, and affluent individuals. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation has a network of 85 offices in 18 U.S. states and has international offices in 15 locations in North America, Europe, and the Asia-Pacific region. At December 31, 2007, the Corporation had consolidated total assets of $67.6 billion and stockholders’ equity of $4.5 billion.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations, its Toronto, London, and Singapore branches, and various U.S. and non-U.S. subsidiaries. At December 31, 2007, the Bank had consolidated assets of $58.4 billion and common equity capital of $3.4 billion.

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

BUSINESS UNITS

Effective January 1, 2008, Frederick H. Waddell, assumed the position of Chief Executive Officer of the Corporation, following William A. Osborn’s resignation from that position effective on that day. Mr. Osborn continues to serve as Chairman of the Corporation. Under the leadership of Mr. Waddell, who also serves as President of the Corporation, Northern Trust organizes its services globally around its two client-focused principal business units: Corporate and Institutional Services (C&IS) and Personal Financial Services (PFS). Two other business units provide services to the two principal business units: Northern Trust Global Investments (NTGI), which provides investment management, and Worldwide Operations and Technology (WWOT), which provides operating and systems support. For financial management reporting purposes, the operations of NTGI and WWOT are allocated to the two principal business units. Financial information regarding the Corporation’s business units is included in the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate and Institutional Services

C&IS is a leading global provider of asset servicing, asset management, and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, and government funds. C&IS also offers a full range of commercial banking services, placing special emphasis on developing and supporting institutional relationships in two target markets: large and mid-sized corporations and financial institutions. Asset servicing, asset management, and related services encompass a full range of state-of-the-art capabilities including: global master trust and custody, trade, settlement, and reporting; fund administration; cash management; and investment risk and performance analytical services. Client relationships are managed principally through the Bank’s Chicago, London, Singapore and Toronto branch locations with other operations or representative offices in New Jersey, Ireland, the Channel Islands, the Netherlands, China and Australia. Asset servicing relationships managed by C&IS often include investment management, securities lending, transition management, and commission recapture services provided through NTGI. C&IS also provides related foreign exchange services in the U.S., U.K., Guernsey, and Singapore. At December 31, 2007, total C&IS assets under custody were $3.8 trillion and assets under management were $608.9 billion.

Personal Financial Services

PFS provides personal trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; qualified retirement plans; and private and business banking. PFS focuses on high net worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. PFS also includes the Wealth Management Group, which provides customized products and services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $75 million.

PFS is one of the largest providers of personal trust services in the United States, with $332.3 billion in assets under custody and $148.3 billion in assets under management at December 31, 2007. PFS services are delivered through a network of 85 offices in 18 U.S. states as well as offices in London and Guernsey.

Northern Trust Global Investments

NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and other products to U.S. and non-U.S. clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and multi-manager products and services. NTGI’s activities also include brokerage, securities lending, transition management, and related services. NTGI’s business operates internationally through subsidiaries, alliances, and distribution arrangements.

Worldwide Operations and Technology

WWOT supports all of Northern Trust’s business activities, including the processing and product management activities of C&IS, PFS, and NTGI. These activities are conducted principally in the operations and technology centers in Chicago, London, and Bangalore and fund administration centers in Ireland.

Corporate Financial Management Group

The Corporate Financial Management Group includes the Chief Financial Officer, Corporate Controller, Corporate Treasurer, Corporate Development, Investor Relations and Strategic Sourcing functions. The Group is responsible for Northern Trust’s accounting and financial infrastructure and for managing the Corporation’s financial position.

Corporate Risk Management Group

The Corporate Risk Management Group includes the Credit Policy and other Corporate Risk Management functions. The Credit Policy function is described in the “Asset Quality and Credit Risk Management” section of the Financial Annual Report to Stockholders for the year ended December 31, 2007 on pages 24-32. The Corporate Risk Management Group monitors, measures, and facilitates the management of risks across the businesses of the Corporation and its subsidiaries.

GOVERNMENT MONETARY AND FISCAL POLICIES

The earnings of Northern Trust are affected by numerous external influences. Chief among these are general economic conditions, both domestic and international, and actions that governments and their central banks take in managing their economies. These general conditions affect all of the Northern Trust’s businesses, as well as the quality, value, and profitability of their loan and investment portfolios.

The Board of Governors of the Federal Reserve System is an important regulator of U.S. economic conditions and has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by the Federal Reserve Board’s open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of Northern Trust’s resources.

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

REGULATION AND SUPERVISION

Financial Holding Company Regulation

Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act (BHCA) as amended by the Gramm-Leach-Bliley Act (GLBA). Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance fund of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or other creditors.

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

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC, and it is subject to regulation by both these entities, as well as by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is also registered as a transfer agent with the Federal Reserve Board and is therefore subject to the rules and regulations of the Federal Reserve Board in this area. In addition, the Corporation, the Bank and the

Corporation’s New York trust company subsidiary are subject to regulation by the Banking Department of the State of New York.

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and are subject to regulation by the Office of the Comptroller of the Currency (OCC), with deposits insured by the FDIC to the extent provided by the Federal Deposit Insurance Act. Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve Board. Its broker-dealer subsidiary is registered with the Securities and Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority, subject to the rules and regulations of both of these bodies. Several subsidiaries of the Corporation are registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. Other subsidiaries are regulated by the Connecticut Department of Banking and the Office of the State Bank Commissioner in Delaware. Two families of mutual funds for which the Bank acts as investment adviser and one registered closed-end hedge fund of funds for which another subsidiary serves as investment adviser are subject to regulation by the SEC under the Investment Company Act of 1940.

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

A significant component of the functional regulation provided in the GLBA relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLBA amended the definitions of “broker” and “dealer” under the Exchange Act to remove the blanket exemption for banks. The SEC has several times extended the blanket exemption for broker activities by order in order to allow consideration of a regulation to implement this provision of the GLBA proposed jointly by the SEC and the Federal Reserve Board pursuant to the Financial Services Regulatory Relief Act of 2006. Without these blanket exemptions, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The SEC and the Federal Reserve Board in September 2007 adopted a regulation to implement the broker activities exemption of the GLBA that will become effective for the Bank beginning January 1, 2009. Until that time, the blanket exemption for these activities will remain in place. The GLBA also amended the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds. The Corporation believes that it has taken the necessary actions to comply with these requirements of GLBA and the regulations adopted under them or will take such action prior to the relevant effective date.

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the United States are subject to regulation by a number of non-U.S. regulatory agencies. Subsidiaries conducting banking, investment management, fund administration and asset servicing businesses in the United Kingdom, for example, are authorized to do so pursuant to the UK Financial Services and Markets Act of 2000 or are otherwise subject to regulation under it by the Financial Services Authority (FSA). The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the United States are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2007, each of Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve Board policy, it would not otherwise be provided. The Corporation has source of strength agreements in place with its existing subsidiaries evidencing its commitment to provide such support as needed. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

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

Capital Adequacy Requirements

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is eight percent. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items (“tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (“tier 2 Capital”). The Federal Reserve Board also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 Capital of at least three percent of average quarterly total consolidated assets.

The federal banking regulators have also established risk-based and leverage capital guidelines that insured banks and thrifts are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The risk-based and leverage capital ratios for the Corporation and its U.S. banking subsidiaries, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

	Risk-Based and Leverage Ratios as of December 31, 2007
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	9.7%	11.9%	6.8%
The Northern Trust Company	8.2	11.3	5.5
Northern Trust, NA	10.0	11.2	8.5
Northern Trust Bank, FSB	9.2	11.2	9.1

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

The federal bank regulatory agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to U.S. banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk, interest rate risk, and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy. The agencies also have adopted an adjustment to the risk-based capital calculations to cover market risk in trading accounts of certain institutions, and in September 2006 issued a notice of proposed rulemaking with respect to amendments to these rules. The risk-based capital regulations also require U.S. banking institutions to effectively measure and monitor their interest rate risk and to maintain adequate capital for that risk.

In June 2004, the central bank governors and heads of bank supervision of the G10 countries endorsed a new framework for risk-based capital adequacy, sometimes referred to as Basel II, which had been developed by the Basel Committee on Banking Supervision. The Basel II framework formed the basis upon which the U.S. regulatory authorities developed revisions to existing capital adequacy regulations and standards. The latest agreed-upon version of the framework was released by the Basel Committee in November 2005. In December 2007, the U.S. bank regulatory agencies published final rules, effective April 1, 2008, with respect to implementation of Basel II.

Under the final Basel II rules, the Corporation is one of what the agencies expect to be a small number of “core” banking organizations. As a result, the Corporation and its U.S. depository institution subsidiaries will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in existing regulations. The U.S. bank regulatory agencies permit banks to apply for exemptions from compliance with Basel II rules for subsidiaries, where application would not be appropriate based on asset size, level of complexity, risk profile, or scope of operations. Northern Trust intends to apply for such an exemption for Northern Trust Bank, FSB. The new rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy.

In order to implement the new rules, a banking organization must satisfactorily complete a four-quarter parallel run, in which it calculates capital requirements under both the new rules and existing regulations. The organization must then progress through three transitional periods of at least four quarters each, during which the maximum cumulative reduction in capital requirements from those under the existing regulations may not exceed 5% for the first period, 10% for the second period and 15% for the third period. Supervisory approval is required to move through these transitional periods and out of the final transitional period. The agencies also have said they will publish a study after the end of the second transitional year that will examine the new framework for any deficiencies.

These changes in the method of calculating capital apply only to risk-based capital requirements. The leverage ratio requirements, which are not risk-based, will continue to apply.

Non-core U.S. banking organizations that qualify may elect to use the most advanced approaches under Basel II. The agencies have also said that they intend to issue a proposed rule that would provide all non-core banking organizations with the option to adopt a standardized approach under Basel II, which reflects a simpler methodology than the advanced approaches required of core banking organizations. The agencies have said that this option will replace a prior proposal to afford non-core banking organizations a somewhat more risk-sensitive version of the current methodology.

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation has established a Program Management Office to oversee the implementation of Basel II across the Corporation. The Corporation is also addressing issues related to implementation timing differences between the U.S. and other jurisdictions, to ensure that the Corporation and the Bank comply with regulatory requirements and expectations in all jurisdictions where they operate. The Corporation’s U.K., Guernsey and Canadian entities subject to Basel II rules have already adopted or plan to adopt the standardized approach for calculating capital adequacy.

Preliminary analysis of the Basel II risk-based capital framework suggests that the use of the advanced approaches of the Basel II framework will have a positive impact on the Corporation’s and the Bank’s Tier I and Total risk-based capital ratios.

Prompt Corrective Action

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking agencies must take prompt supervisory and regulatory actions against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be undercapitalized. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

The federal banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2007, the Corporation and all of its U.S. banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

In the release adopting final Basel II rules, the federal banking agencies said that these “prompt corrective action” rules will not be affected by the Basel II process and that core banking organizations will be required, during the transitional period, to use the lowest capital calculation in each category that results from the application of both the new and the old rules.

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

Restrictions on Transactions with Affiliates and Insiders

The Corporation’s bank subsidiaries are subject to restrictions under federal law, including Regulation W of the Federal Reserve Board, which limit certain transactions with the Corporation and its non-banking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions with the Corporation or any of its subsidiaries, including any payment of money by a banking subsidiary, must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies.

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

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, as amended by the Federal Deposit Insurance Reform Act and implementing regulations effective for 2007, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2008 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of .43%. Banks which paid assessments prior to December 31, 1996 are eligible for certain one-time credits against these assessments from a pool provided for in the legislation. As of December 31, 2007, the Bank had remaining credits of $6,447,992 and Northern Trust, N.A. had remaining credits of $1,459,680. In addition to its insurance assessment, each insured bank is subject in 2008 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2008 debt service assessment is .0114%.

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

Interstate Banking and Branching

The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution passed legislation prior to June 1, 1997 that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize. Thrift institutions (like Northern Trust Bank, FSB) may freely engage in de novo branching on an interstate basis. Moreover, national banks, such as Northern Trust, NA, may provide trust services in any state to the same extent as a trust company chartered by that state.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed above, the Corporation’s banking subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

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

STAFF

Northern Trust employed 10,918 full-time equivalent officers and staff members as of December 31, 2007.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007, are incorporated herein by reference.

Schedule	2007 Financial Annual Report Page(s)
Ratios	2
Non-U.S. Outstandings	28-29
Nonperforming Assets and 90 Day Past Due Loans	29-30
Average Statement of Condition with Analysis of Net Interest Income	78-79

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2007
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$39.6	7.60%	$241.9	6.87%	$437.9	6.76%	$129.4	7.19%	78mos.
Government Sponsored Agency	2.7	5.62	6.3	5.63	2.7	5.61	1.6	5.60	50mos.
Other —Fixed	59.9	5.99	110.9	7.85	75.9	7.46	35.8	4.87	64mos.
—Floating	—	—	.2	6.61	—	—	—	—	20mos.

Total Securities Held to Maturity	$102.2	6.61%	$359.3	7.15%	$516.5	6.86%	$166.8	6.67%	74mos.

Securities Available for Sale
U.S. Government	$5.1	5.33%	$—	—%	$—	—%	$—	—%	2mos.
Obligations of States and Political Subdivisions	—	—	17.2	6.58	14.9	6.72	—	—	48mos.
Government Sponsored Agency	4,057.0	5.43	1,130.0	5.21	114.9	5.48	164.6	5.71	14mos.
Asset-Backed—Fixed	128.7	5.56	144.4	5.41	22.6	5.44	4.0	5.19	26mos.
Asset-Backed—Floating	177.4	4.55	1,167.8	5.02	30.0	4.56	228.0	5.03	21mos.
Other —Fixed	151.9	1.82	—	—	—	—	27.5	6.00	28mos.
—Floating	6.2	5.49	24.7	5.35	—	—	123.4	2.81	101mos.

Total Securities Available for Sale	$4,526.3	5.28%	$2,484.1	5.14%	$182.4	5.42%	$547.5	4.78%	20mos.

	December 31, 2006
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$19.6	8.19%	$177.8	7.00%	$427.6	6.75%	$238.8	7.06%	92 mos.
Government Sponsored Agency	1.5	5.64	6.4	5.65	3.7	5.63	3.0	5.61	72 mos.
Other —Fixed	46.4	5.62	98.5	6.91	57.0	6.80	26.4	4.06	63 mos.
—Floating	.2	6.03	.1	6.25	—	—	—	—	19 mos.

Total Securities Held to Maturity	$67.7	6.37%	$282.8	6.94%	$488.3	6.75%	$268.2	6.75%	86 mos.

Securities Available for Sale
U.S. Government	$1.0	5.29%	$—	—%	$—	—%	$—	—%	5 mos.
Obligations of States and Political Subdivisions	—	—	16.9	6.57	14.8	6.72	—	—	61 mos.
Government Sponsored Agency	8,146.4	5.54	2,098.7	5.46	—	—	—	—	7 mos.
Asset-Backed—Fixed	106.9	5.52	—	—	—	—	—	—	8 mos.
Asset-Backed—Floating	93.0	5.42	567.5	5.43	—	—	—	—	18 mos.
Other —Fixed	55.5	2.44	—	—	—	—	27.6	6.00	49 mos.
—Floating	.2	4.65	6.2	6.22	—	—	114.9	5.95	115 mos.

Total Securities Available for Sale	$8,403.0	5.52%	$2,689.3	5.46%	$14.8	6.72%	$142.5	5.96%	10 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2007	2006	2005	2004	2003
Securities Held to Maturity
Obligations of States and Political Subdivisions	$848.8	$863.8	$885.1	$896.8	$851.2
Government Sponsored Agency	13.3	14.6	9.9	11.7	10.2
Other	282.7	228.6	240.5	211.7	180.1

Total Securities Held to Maturity	$1,144.8	$1,107.0	$1,135.5	$1,120.2	$1,041.5

Securities Available for Sale
U.S. Government	$5.1	$1.0	$17.9	$23.6	$103.3
Obligations of States and Political Subdivisions	32.1	31.7	32.4	32.8	33.0
Government Sponsored Agency	5,466.5	10,245.1	8,801.0	6,710.5	7,756.2
Asset-Backed	1,902.9	767.4	950.9	900.4	238.9
Other	333.7	204.4	168.5	251.6	291.0

Total Securities Available for Sale	$7,740.3	$11,249.6	$9,970.7	$7,918.9	$8,422.4

Average Total Securities	$12,459.4	$11,803.1	$9,898.4	$8,153.6	$8,438.9

Total Securities at Year-End	$8,888.2	$12,365.2	$11,109.0	$9,041.7	$9,471.3

Loans and Leases by Type

	December 31
(In Millions)	2007	2006	2005	2004	2003
U.S.
Residential Real Estate	$9,171.0	$8,674.4	$8,340.5	$8,095.3	$7,975.3
Commercial	5,556.4	4,679.1	3,545.3	3,217.9	3,412.3
Commercial Real Estate	2,350.3	1,836.3	1,524.3	1,307.5	1,297.1
Personal	3,850.8	3,415.8	2,961.3	2,927.2	2,699.9
Other	969.1	979.2	797.8	609.7	743.9
Lease Financing	1,168.4	1,291.6	1,194.1	1,221.8	1,228.0

Total U.S.	23,066.0	20,876.4	18,363.3	17,379.4	17,356.5
Non-U.S.	2,274.1	1,733.3	1,605.2	563.3	457.3

Total Loans and Leases	$25,340.1	$22,609.7	$19,968.5	$17,942.7	$17,813.8

Remaining Maturity of Selected Loans and Leases

	December 31, 2007
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Personal Loans)
Commercial	$5,556.4	$3,341.6	$1,472.3	$742.5
Commercial Real Estate	2,350.3	782.6	1,163.5	404.2
Other	969.1	917.1	18.1	33.9
Lease Financing	1,168.4	20.1	55.1	1,093.2

Total U.S.	10,044.2	5,061.4	2,709.0	2,273.8
Non-U.S.	2,274.1	2,254.0	13.5	6.6

Total Selected Loans and Leases	$12,318.3	$7,315.4	$2,722.5	$2,280.4

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$9,616.7	$6,020.5	$1,914.5	$1,681.7
Variable Rate	2,701.6	1,294.9	808.0	598.7

Total	$12,318.3	$7,315.4	$2,722.5	$2,280.4

Average Deposits by Type

(In Millions)	2007	2006	2005	2004	2003
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$864.4	$899.5	$902.3	$869.4	$844.0
Correspondent Banks	30.9	29.0	42.0	70.8	70.6
Other Noninterest-Bearing	3,789.3	3,682.0	3,764.6	3,550.7	3,339.0

Total Demand and Noninterest-Bearing	4,684.6	4,610.5	4,708.9	4,490.9	4,253.6

Interest-Bearing
Savings and Money Market	7,016.4	6,602.4	7,238.9	7,313.9	6,791.2
Savings Certificates less than $100,000	483.8	486.4	500.0	549.8	655.4
Savings Certificates $100,000 and more	1,536.0	1,207.3	1,010.7	928.8	999.9
Other	518.1	419.8	379.5	322.0	314.7

Total Interest-Bearing	9,554.3	8,715.9	9,129.1	9,114.5	8,761.2

Total U.S. Offices	14,238.9	13,326.4	13,838.0	13,605.4	13,014.8

Non-U.S. Offices
Non Interest-Bearing	2,963.8	1,778.7	1,138.4	920.3	808.6
Interest-Bearing	28,587.8	21,853.1	17,125.4	12,501.8	10,458.3

Total Non-U.S. Offices	31,551.6	23,631.8	18,263.8	13,422.1	11,266.9

Total Deposits	$45,790.5	$36,958.2	$32,101.8	$27,027.5	$24,281.7

Average Rates Paid on Interest-Related Deposits by Type

	2007	2006	2005	2004	2003
Interest-Related Deposits—U.S. Offices
Savings and Money Market	3.37%	2.85%	1.70%	.75%	.75%
Savings Certificates less than $100,000	4.42	3.92	2.91	2.45	2.65
Savings Certificates $100,000 and more	4.83	4.33	3.09	2.51	2.60
Other Time	4.74	4.28	2.78	1.63	1.74

Total U.S. Offices Interest-Related Deposits	3.73	3.18	1.96	1.06	1.14

Total Non-U.S. Offices Interest-Related Deposits	4.07	3.58	2.58	1.60	1.27

Total Interest-Related Deposits	3.98%	3.47%	2.37%	1.37%	1.21%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2007			December 31, 2006
	U.S. Offices			U.S. Offices
(In Millions)	Certificates of Deposit	Other Time	Non-U.S. Offices	Certificates of Deposit	Other Time	Non-U.S. Offices
3 Months or Less	$1,119.9	$843.7	$30,800.7	$1,026.6	$813.4	$25,551.0
Over 3 through 6 Months	434.4	—	125.5	414.5	—	113.5
Over 6 through 12 Months	368.9	—	31.7	304.3	—	72.3
Over 12 Months	178.0	—	11.0	202.7	—	12.0

Total	$2,101.2	$843.7	$30,968.9	$1,948.1	$813.4	$25,748.8

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2007	2006	2005
Balance on December 31	$1,465.8	$2,821.6	$1,096.9
Highest Month-End Balance	2,131.7	4,816.8	3,257.1
Year—Average Balance	1,660.6	2,135.6	1,686.9
—Average Rate	4.81%	4.87%	2.91%

Average Rate at Year-End	2.15%	4.53%	4.01%

Securities Sold under Agreements to Repurchase

($ in Millions)	2007	2006	2005
Balance on December 31	$1,763.6	$1,950.5	$1,610.8
Highest Month-End Balance	2,845.1	2,410.2	2,023.5
Year—Average Balance	1,620.2	2,030.0	1,695.3
—Average Rate	4.94%	4.88%	3.08%

Average Rate at Year-End	2.48%	4.96%	3.59%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)	2007	2006	2005
Balance on December 31	$2,108.5	$2,976.5	$2,647.9
Highest Month-End Balance	6,608.6	4,103.5	2,647.9
Year—Average Balance	1,040.7	2,309.3	995.6
—Average Rate	2.14%	1.13%	1.27%

Average Rate at Year-End	2.72%	1.80%	2.41%

Total Purchased Funds

($ in Millions)	2007	2006	2005
Balance on December 31	$5,337.9	$7,748.6	$5,355.6
Year—Average Balance	4,321.5	6,474.9	4,377.8
—Average Rate	4.22%	3.54%	2.60%

Commercial Paper

($ in Millions)	2007	2006	2005
Balance on December 31	$—	$—	$144.6
Highest Month-End Balance	—	145.9	145.6
Year—Average Balance	—	61.5	142.5
—Average Rate	—	4.67%	3.27%

Average Rate at Year-End	—	—	4.32%

Changes in Net Interest Income

	2007/2006			2006/2005
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$21.0	$.8	$21.8	$(9.1)	$18.5	$9.4
Time Deposits with Banks	188.5	107.0	295.5	77.7	62.2	139.9
Other Interest-Bearing	(.5)	.3	(.2)	(.5)	.9	.4
Securities
U.S. Government	(3.1)	.7	(2.4)	7.8	.6	8.4
Obligations of States and Political Subdivisions	(1.1)	(.3)	(1.4)	(1.7)	(1.7)	(3.4)
Government Sponsored Agency	6.9	26.9	33.8	107.0	128.1	235.1
Other	30.8	(.7)	30.1	(16.4)	14.8	(1.6)
Loans and Leases	125.9	5.5	131.4	97.2	134.7	231.9

Total	$368.4	$140.2	$508.6	$262.0	$358.1	$620.1

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$14.0	$34.4	$48.4	$(18.1)	$83.3	$65.2
Savings Certificates	15.4	8.8	24.2	7.7	18.0	25.7
Other Time	4.7	1.9	6.6	1.7	5.7	7.4
Non-U.S. Offices Interest-Bearing	274.1	105.8	379.9	169.4	171.6	341.0
Short-Term Borrowings	(93.4)	43.6	(49.8)	71.6	42.0	113.6
Senior Notes	6.4	3.8	10.2	4.8	—	4.8
Long-Term Debt	(9.0)	(2.6)	(11.6)	(12.9)	(1.1)	(14.0)
Floating Rate Capital Debt	—	1.3	1.3	—	4.0	4.0

Total	$212.2	$197.0	$409.2	$224.2	$323.5	$547.7

Increase (Decrease) in Net Interest Income	$156.2	$(56.8)	$99.4	$37.8	$34.6	$72.4

Note: Changes not due only to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2007	2006	2005	2004	2003
Balance at Beginning of Year	$151.0	$136.0	$139.3	$157.2	$168.5
Charge-Offs
Residential Real Estate	1.1	.2	—	.4	.6
Commercial	4.5	.9	6.9	5.2	20.3
Commercial Real Estate	—	.1	—	—	—
Personal	.9	.5	.6	.7	1.0
Other	3.2	.1	.1	1.0	.3
Lease Financing	—	—	—	—	.1
Non-U.S.	—	—	—	—	—

Total Charge-Offs	9.7	1.8	7.6	7.3	22.3

Recoveries
Residential Real Estate	.1	.2	.1	.2	.2
Commercial	.3	1.3	.5	3.7	7.7
Commercial Real Estate	—	—	—	.1	—
Personal	.1	—	.4	.4	.4
Other	.1	.1	.1	—	.1
Lease Financing	—	—	—	—	—
Non-U.S.	.3	—	.7	—	.1

Total Recoveries	.9	1.6	1.8	4.4	8.5

Net Charge-Offs	8.8	.2	5.8	2.9	13.8
Provision for Credit Losses	18.0	15.0	2.5	(15.0)	2.5
Effect of Foreign Exchange Rates	—	.2	—	—	—

Net Change in Reserve	9.2	15.0	(3.3)	(17.9)	(11.3)

Balance at End of Year	$160.2	$151.0	$136.0	$139.3	$157.2

Reserve Assigned To:
Loans and Leases	$148.1	$140.4	$125.4	$130.7	$149.2
Unfunded Commitments and Standby Letters of Credit	12.1	10.6	10.6	8.6	8.0

Total Reserve for Credit Losses	$160.2	$151.0	$136.0	$139.3	$157.2

Loans and Leases at Year-End	$25,340.1	$22,609.7	$19,968.5	$17,942.7	$17,813.8

Average Total Loans and Leases	$22,817.8	$20,528.5	$18,754.0	$17,450.9	$17,506.9

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.03%	—%	.03%	.02%	.08%
Provision for Credit Losses	.10	.07	.01	(.08)	.01
Reserve at Year-End Assigned to Loans and Leases	.58	.62	.63	.73	.84
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.04%	—%	.03%	.02%	.08%
Reserve at Year-End Assigned to Loans and Leases	.65	.68	.67	.75	.85

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 31 titled “Business Units and Related Information” on page 73 of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2007, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2007	2006	2005	2004	2003
Total Assets	$21,483.2	$17,971.7	$14,046.1	$12,367.4	$9,610.3

Time Deposits with Banks	16,028.9	12,715.0	10,662.4	10,414.6	8,028.6
Loans	1,709.8	1,377.0	1,046.8	621.7	493.4
Customers’ Acceptance Liability	.3	.3	1.0	1.0	.8
Non-U.S. Investments	101.8	76.6	64.3	55.2	47.0

Total Liabilities	$34,469.5	$25,992.9	$20,489.6	$14,867.0	$12,539.1

Deposits	32,200.2	24,048.2	18,816.5	14,051.6	11,870.7
Liability on Acceptances	.3	.3	1.0	1.0	.8

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2007	2006	2005	2004	2003
Assets	35%	34%	31%	30%	25%

Liabilities	57	49	45	36	32

Reserve for Credit Losses Relating to Non-U.S. Operations

(In Millions)	2007	2006	2005	2004	2003
Balance at Beginning of Year	$9.3	$4.9	$2.0	$1.8	$1.6
Charge-Offs	—	—	—	—	—
Recoveries	—	—	.7	—	.1
Provision for Credit Losses	(0.5)	4.4	2.2	.2	.1

Balance at End of Year	$8.8	$9.3	$4.9	$2.0	$1.8

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

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2007	2006	2005	2004	2003
Commercial	$482.5	$815.0	$719.6	$174.4	$182.9
Non-U.S. Governments and Official Institutions	17.0	56.2	94.8	84.9	133.1
Banks	14.9	18.8	57.7	24.5	19.5
Other *	1,759.7	843.3	733.1	279.5	121.8

Total	$2,274.1	$1,733.3	$1,605.2	$563.3	$457.3

*	Other loans include short duration advances, primarily related to the processing of custodied client investments.

	December 31
Deposits (In Millions)	2007	2006	2005
Commercial	$30,787.2	$26,061.3	$18,672.3
Non-U.S. Governments and Official Institutions	3,903.7	2,563.4	3,588.3
Banks	748.8	799.9	720.3
Other Time	626.8	633.6	373.9
Other Demand	156.8	118.8	100.2

Total	$36,223.3	$30,177.0	$23,455.0

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2007:

Notes to Consolidated Financial Statements		2007 Financial Annual Report Page(s)
1.	Accounting Policies
	F. Derivative Financial Instruments	43
	G. Loans and Leases	43-44
	H. Reserve for Credit Losses	44
	K. Other Real Estate Owned	44
6.	Loans and Leases	49-50
7.	Reserve for Credit Losses	50
25.	Contingent Liabilities	66-67
26.	Derivative Financial Instruments	67-69
27.	Off-Balance Sheet Financial Instruments	69-70
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management		24-32

In addition, the following schedules on pages 19 through 21 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 32 through 34 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2007, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation’s Financial Annual Report to Shareholders for the year ended December 31, 2007, and incorporated herein by reference on page 31 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2007	2006
Assets
Cash and Due from Banks	$3,705.3	$4,789.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	5,683.6	2,415.8
Time Deposits with Banks	21,242.2	15,464.0
Other Interest-Bearing	256.3	525.5
Securities
Available for Sale	7,570.4	11,105.1
Held to Maturity (Fair Value—$1,114.1 in 2007 and $1,073.8 in 2006)	1,098.8	1,059.1

Total Securities	8,669.2	12,164.2

Loans and Leases
Commercial and Other	11,349.9	9,972.9
Residential Mortgages	3,503.2	3,415.0

Total Loans and Leases (Net of unearned income—$562.7 in 2007 and $510.3 in 2006)	14,853.1	13,387.9

Reserve for Credit Losses Assigned to Loans and Leases	(100.3)	(92.6)
Buildings and Equipment	386.2	380.7
Customers’ Acceptance Liability	.2	.7
Client Security Settlement Receivables	563.1	339.3
Goodwill	349.1	345.8
Other Assets	2,790.4	2,591.9

Total Assets	$58,398.4	$52,312.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$4,521.0	$4,130.8
Savings and Money Market	3,597.2	2,518.5
Savings Certificates	1,100.9	1,053.3
Other Time	221.5	210.8
Non-U.S. Offices — Noninterest-Bearing	4,379.4	3,887.8
— Interest-Bearing	30,890.5	25,592.1

Total Deposits	44,710.5	37,393.3

Federal Funds Purchased	1,465.8	2,821.6
Securities Sold under Agreements to Repurchase	1,782.3	1,971.6
Other Borrowings	2,117.1	2,997.2
Senior Notes	199.7	196.2
Long-Term Debt	1,966.6	1,818.2
Liability on Acceptances	.2	.7
Other Liabilities	2,778.9	1,987.3

Total Liabilities	55,021.1	49,186.1

Stockholder’s Equity
Capital Stock—Par Value $1	3.6	3.6
Surplus	655.5	655.5
Undivided Profits	2,791.1	2,593.3
Accumulated Other Comprehensive Income	(72.9)	(125.7)

Total Stockholder’s Equity	3,377.3	3,126.7

Total Liabilities and Stockholder’s Equity	$58,398.4	$52,312.8

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2007	2006	2005
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,605.3	$1,378.3	$1,174.1
Foreign Exchange Trading Income	351.3	247.3	180.2
Treasury Management Fees	61.5	62.3	68.4
Security Commissions and Trading Income	11.3	2.2	5.3
Other Operating Income	84.2	76.7	71.8
Investment Security Gains, net	6.5	1.4	.2

Total Noninterest Income	2,120.1	1,768.2	1,500.0

Interest Income
Loans and Leases	640.3	586.5	455.0
Securities
—Available for Sale	579.0	516.6	278.6
—Held to Maturity	41.0	41.4	42.3

Total Securities	620.0	558.0	320.9

Time Deposits with Banks	776.3	481.1	341.3
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	155.3	109.4	61.2

Total Interest Income	2,191.9	1,735.0	1,178.4

Interest Expense
Deposits	1,326.3	902.5	523.1
Federal Funds Purchased	80.3	105.5	56.7
Securities Sold under Agreements to Repurchase	82.2	100.8	49.3
Other Borrowings	23.5	26.9	13.4
Senior Notes	11.6	11.8	11.7
Long-Term Debt	102.9	118.0	123.7

Total Interest Expense	1,626.8	1,265.5	777.9

Net Interest Income	565.1	469.5	400.5
Provision for Credit Losses	13.3	13.0	(1.0)

Net Interest Income after Provision for Credit Losses	551.8	456.5	401.5

Income before Noninterest Expenses	2,671.9	2,224.7	1,901.5

Noninterest Expenses
Compensation	813.2	665.1	582.5
Employee Benefits	185.8	168.4	144.3
Outside Services	317.3	256.5	213.7
Equipment and Software Expense	207.6	193.3	185.0
Occupancy Expense	106.3	101.3	91.3
Visa Indemnification Charges	150.0	—	—
Other Operating Expenses	128.8	85.1	79.2

Total Noninterest Expenses	1,909.0	1,469.7	1,296.0

Income before Income Taxes	762.9	755.0	605.5
Provision for Income Taxes	229.9	262.0	200.8

Net Income	$533.0	$493.0	$404.7

Dividends Paid to the Corporation	$260.0	$100.0	$100.0

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Additionally, the Corporation’s corporate governance guidelines, its code of business conduct and ethics applicable to directors, officers and employees, and the charters for its audit, business risk, business strategy, corporate governance, and compensation and benefits committees are all available on the Corporation’s Internet website. Information contained on the Corporation’s website is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
William A. Osborn (60)	Chairman (10/3/95)
Frederick H. Waddell (54)	President (2/21/06) and Chief Executive Officer (1/1/08)
Sherry S. Barrat (58)	Executive Vice President and President—PFS (1/1/06)
Aileen B. Blake (40)	Executive Vice President and Controller (3/31/05)
Steven L. Fradkin (46)	Executive Vice President (1/21/03) and Chief Financial Officer (1/20/04)
Timothy P. Moen (55)	Executive Vice President and Head of Human Resources and Administration (4/16/02)
William L. Morrison (57)	Executive Vice President (5/21/02) and President—PFS (3/14/03)
Stephen N. Potter (51)	Executive Vice President (10/17/06) and Head of Europe/Middle East/Africa (7/25/07)
Jana R. Schreuder (49)	Executive Vice President (6/30/05) and President—WWOT (10/17/06)
Joyce St. Clair (49)	Executive Vice President and Head of Corporate Risk Management (4/1/07)
Timothy J. Theriault (47)	Executive Vice President (4/16/02) and President—C&IS (10/17/06)
Kelly R. Welsh (55)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)

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

Item 1A—Risk Factors

From an investor’s standpoint, public companies in general and financial institutions in particular share many of the same risks. However, each company’s unique combination of strategies, markets served, product and service offerings, processes and systems, and other internal and external factors cause it to have its own set of principal risks. Following is a description of some of the principal risks inherent in Northern Trust’s business. We manage these risks through our business strategies and plans and our risk management practices and controls, and our ability to continue to successfully identify and manage significant risks is itself a risk factor.

Economic, Market, and Monetary Policy Risks

Northern Trust carries on a global business. Northern Trust’s businesses are affected by conditions in the global financial markets and general economic conditions both in the U.S. and internationally. Factors such as the level and volatility of equity and futures prices, the overall pace of capital markets activities, interest rates, currency exchange rates, investor sentiment and inflation can affect our results. For example, a downturn in economic conditions can affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs, and higher provision for credit losses. In addition, Northern Trust believes it has profited from the increasing globalization of investment activity and from pension reform in many nations that has generated new pools of assets that require management and servicing. Any slowing of this globalization or other such trends would adversely affect factors that have been important in Northern Trust’s recent growth. Northern Trust’s expanding business activities in emerging markets also presents the risks inherent in conducting these activities in less mature and often less regulated business and investment environments.

The fees we earn for managing and servicing our customers’ assets are also affected by general economic conditions. For example, changes in U.S. or non-U.S. interest rates, equity market valuations, or debt market valuations as a result of market disruption or illiquidity could affect the valuations of the third-party assets we manage or service. This can affect Northern Trust’s earnings since a significant part of the fees we earn is based on asset values. Economic conditions also affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for the Corporation’s trust and investment products and services.

The direction and level of interest rates also are important factors, since falling rates or rates that remain very low can reduce our net interest margin — the difference between the yield we earn on our assets and the interest rate we pay for deposits and other sources of funding. This, in turn, could negatively impact our net interest income and earnings. Conditions in particular markets, including matters such as currency volatility, the level of cross-border investing activity, and the demand for borrowed securities, can affect Northern Trust’s earnings from activities such as foreign exchange trading and securities lending. In addition, transaction volumes can impact Northern Trust’s earnings and may vary with economic conditions.

Our businesses and earnings also are affected by the monetary and other policies that are adopted by various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, and its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments. The actions of the Federal Reserve Board also can affect the value of financial instruments we hold, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans.

Operational Risks

In our asset servicing, investment management, and other business activities, Northern Trust effects or processes transactions for clients that involve very large amounts of money. Many factors can impact operations and expose us to risks that may vary in size, scale and scope, including human errors or omissions, defects or interruptions in computer or communications systems, breakdowns in processes, internal controls or operational infrastructure, unsuccessful or difficult implementation of systems upgrades, defects in product design or delivery, negative developments in relationships with third parties or key employees or associates in our day-to-day and ongoing operations, as well as external events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, or terrorist events. Our necessary dependence upon automated systems to record and process transactions may increase the risk that system flaws or human tampering or manipulation of those systems will result in losses that are difficult to detect. Additionally, given the high volume of transactions processed by the Corporation, errors may be repeated or compounded before they are discovered and rectified. In recent years, we have expanded the operational support located in lower—cost areas, where the nature of the infrastructure to support such activities presents greater challenges. Our business continuity plans address many of these risks, but must operate successfully to mitigate them.

Investment Performance, Fiduciary, and Asset Servicing Risks

Revenues from our investment management, fiduciary, and asset servicing businesses are significant to our earnings. Generating risk-adjusted returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure to do so can generate liability, as can failure to manage the differing interests often involved in the exercise of fiduciary responsibilities or the failure to manage these risks adequately. In addition, we may find it necessary to take action or incur expenses in order to maintain client satisfaction or preserve the usefulness of investments or investment vehicles we manage in light of rating changes, liquidity or valuation issues or other developments, even though we are not required to do so by law or the terms of governing investments. These risks are accentuated when credit or equity markets are particularly volatile or when the liquidity in markets is disrupted.

Credit Risks

A number of Northern Trust’s product offerings involve credit risk, including loans, leases, and other lending commitments. We allow for and reserve against credit risks based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). This process requires us to make difficult, subjective, and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Credit risk levels can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of borrowers which could impact the borrowers’ ability to repay outstanding loans. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Provision and Reserve for Credit Losses” in the 2007 Financial Annual Report to Stockholders (pages 30—32).

Liquidity Risks

Northern Trust depends on access to capital markets to provide sufficient capital resources and liquidity to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients. Events or circumstances, such as a loss of confidence of debt purchasers, depositors or counterparties participating in the capital markets generally or in transactions with Northern Trust, disruption in the market for debt-related securities, or a significant downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2007 Financial Annual Report to Stockholders (pages 22—24).

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

Regulatory violations could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business or restrict our ability to expand or adversely impact our reputation. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities at any time. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. In particular, evolving regulations, such as the new Basel II capital regime, and regulations that generate increased scrutiny, such as anti-money laundering procedures, can require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry, including Northern Trust. Additionally, failure to obtain necessary approvals from regulatory agencies could adversely affect proposed acquisitions, other business opportunities and results of operations. See “Regulation and Supervision” in Item 1 of this report.

Litigation Risks

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise breached a duty owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. Cases of this kind can involve substantial claims and be expensive to defend. We estimate our potential liability for pending and threatened claims, and accrue reserves when appropriate, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is subject to the risk that a judge or jury could decide a case contrary to our evaluation of the law or the facts, and to the risk that a court could change or modify existing law on a particular issue important to the case.

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

We provide a broad range of financial products and services in highly competitive markets, in which pricing can be a key competitive factor. Merger activity in the financial services industry continues to produce large, well-capitalized, and geographically-diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for non-depository institutions to offer a variety of products and services competitive with certain areas of our business. Many of these non-traditional service providers have fewer regulatory constraints, and some have lower cost structures.

Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, this helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins, an important strategic goal. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or additional business from existing clients, and includes investment in technological innovation as well. Falling behind our competition in any of these areas could adversely affect our business opportunities and growth. Our success in controlling the costs and expenses of our business operations also impacts operating results. Another goal of innovation, as a part of our business strategy, is to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets.

Reputation Risks

An important reason that clients bring their business to Northern Trust is that they believe we will serve them with high standards of ethics, performance, accuracy, and compliance. Damage to our reputation for delivery of this high level of service could undermine the confidence of clients and prospects in our ability to serve them. Damage to our reputation also could affect the confidence of counterparties, rating agencies, and stockholders in Northern Trust, and ultimately affect our ability to manage our balance sheet or effect transactions. The maintenance of our reputation depends not only on our success in controlling or mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in such areas as: potential conflicts of interest and other ethical issues; anti-money laundering and anti-terrorist financing procedures; customer personal information and privacy issues; data security; record-keeping; regulatory investigations of Northern Trust or within the banking industry; and any litigation that arises from the failure or perceived failure of Northern Trust to comply with legal and regulatory requirements.

Many of the risks described above are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management,” and “Operational Risk Management” in the 2007 Financial Annual Report to Stockholders (pages 24—34), in the section of the “Notes to Consolidated Financial Statements” in the 2007 Financial Annual Report to Stockholders captioned “Note 25, Contingent Liabilities” (pages 66—67), and in the sections of “Item 1 – Business” of this Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 3—11).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Factors Affecting Future Results” in the 2007 Financial Annual Report to Stockholders (pages 34—35).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Financial services are provided by the Bank at this location. Adjacent to this building are two office buildings in which the Bank leases approximately 432,000 square feet of space principally for staff divisions of the business units. Financial services are also provided by the Bank at 18 other Chicago metropolitan area locations, seven of which are owned and 11 of which are leased. The Bank’s operations are located in a 555,000 square foot facility at 801 South Canal Street in Chicago and its computer data center is located in a 405,000 square foot facility at 840 South Canal Street in Chicago, with supplementary operations/data center space of 65,000 square feet located in the western suburbs of Chicago. All of these facilities, as well as space for the Bank’s London and Singapore branches, Edge Act subsidiary, and The Northern Trust Company, Canada are leased. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. The Corporation’s other subsidiaries operate from 83 locations, 11 of which are owned and 72 of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 8 titled “Buildings and Equipment” and Note 9 titled “Lease Commitments” on pages 50—51 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007, which information is incorporated herein by reference.

Item 3—Legal Proceedings

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various classes of claimants, regulatory matters, employment matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, particularly matters that will be decided by a jury and actions that seek very large damages based on novel and complex damage and liability legal theories or that involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these matters or the timing of their ultimate resolution, or estimate the possible loss or range of loss associated with them; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements in excess of amounts already reserved, if any, arising from pending or threatened legal actions, regulatory matters, employment matters, or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material adverse effect on operating results for a particular period.

As part of its audit of federal tax returns filed from 1997 – 2000, the Internal Revenue Service (IRS) challenged the Corporation’s tax position with respect to thirteen investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that continued to disallow certain tax deductions and included additional proposed adjustments to income and penalty assessments. The Corporation anticipates that the IRS will continue to disallow deductions relating to these leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2000. In October 2005, the IRS Tax Appeals Division informed the Corporation that the Criminal Investigation Division of the IRS had initiated an investigation relating to structured leasing transactions in which the Corporation had participated. The Corporation was informed in February 2007 that the IRS, without a recommendation for prosecution, referred this matter to the United States Attorney’s Office for the Northern District of Illinois for further investigation through the grand jury process. The Corporation has been advised by the government that it is not a target of the investigation. The Corporation is cooperating fully in the investigation. The Corporation does not know the full scope of the investigation and cannot predict at this time the impact of the investigation or when or on what basis the investigation will be resolved. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of the leases vigorously.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 80 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 29 titled “Restrictions on Subsidiary Dividends and Loans or Advances” on pages 70 – 71 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2007 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2007	217,140	$70.98	217,140
November 1 – 30, 2007	610,689	74.95	610,689
December 1 – 31, 2007	355,730	75.40	355,730

Total (Fourth Quarter)	1,183,559	$74.36	1,183,559	8,654,271

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 27, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 2 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 2 through 36 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 32 through 34 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2007 Financial Annual Report Page(s)
Consolidated Balance Sheet—December 31, 2007 and 2006	38
Consolidated Statement of Income—Years Ended December 31, 2007, 2006, and 2005	39
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2007, 2006, and 2005	39
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2007, 2006, and 2005	40
Consolidated Statement of Cash Flows—Years Ended December 31, 2007, 2006, and 2005	41
For Northern Trust Corporation (Corporation only):
Condensed Balance Sheet—December 31, 2007 and 2006	75
Condensed Statement of Income—Years Ended December 31, 2007, 2006, and 2005	75
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2007, 2006, and 2005	39
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2007, 2006, and 2005	40
Condensed Statement of Cash Flows—Years Ended December 31, 2007, 2006, and 2005	76
Notes to Consolidated Financial Statements	42-76
Report of Independent Registered Public Accounting Firm	77

The section titled “Quarterly Financial Data” on page 80 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 36 and 37 of the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership of the Board and Management – Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance – Code of Business Conduct and Ethics” section of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to the “Corporate Governance – Director Nominations and Qualifications” section of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information – Audit Committee” section of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the following sections of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008: (a) the “Executive Compensation—Compensation and Benefits Committee Report” section, (b) the “Corporate Governance – Compensation Committee Interlocks and Insider Participation” section, and (c) the “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Potential Payments upon Termination of Employment or a Change in Control,” and “Director Compensation” subsections of the “Compensation and Discussion Analysis” section.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership of the Board and Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008. From time to time members of senior management and other executives of the Corporation may enter into stock trading plans under Rule 10b5-1, including plans that provide for the sale of Corporation stock. The Corporation undertakes no obligation to disclose the existence of any particular plan or any change, termination or expiration of any Rule 10b5-1 plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transaction Policy” sections of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Ratification of Independent Registered Public Accounting Firm – Fees of Independent Public Accounting Firm” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” sections of the Corporation’s definitive 2008 Notice and Proxy Statement to be filed on or about March 10, 2008 in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held April 15, 2008.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2007 and 2006.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2007, 2006, and 2005.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2007 and 2006.

Consolidated Statement of Income—Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statement of Cash Flows—Years Ended December 31, 2007, 2006, and 2005.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2007:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2007 and 2006.

Condensed Statement of Income—Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2007, 2006, and 2005.

Condensed Statement of Cash Flows—Years Ended December 31, 2007, 2006, and 2005.

The Notes to Consolidated Financial Statements as of December 31, 2007, incorporated by reference into Item 8 from the Corporation’s Financial Annual Report to Stockholders for the year ended December 31, 2007, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2007 pertains to the consolidated financial statements and Corporation only information listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

The exhibits listed on the Exhibit Index beginning on page 36 of this Form 10-K are filed herewith or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008

Northern Trust Corporation
(Registrant)

By:	/s/ FREDERICK H. WADDELL
Frederick H. Waddell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ FREDERICK H. WADDELL	President, Chief Executive Officer and Director
Frederick H. Waddell

/s/ STEVEN L. FRADKIN	Executive Vice President and Chief Financial Officer
Steven L. Fradkin

/s/ AILEEN B. BLAKE	Executive Vice President and Controller
Aileen B. Blake	(Chief Accounting Officer)

William A. Osborn	Chairman and Director
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)
Arthur L. Kelly	Director	)	By	/s/ KELLY R. WELSH
Robert C. McCormack	Director	)		Kelly R. Welsh
Edward J. Mooney	Director	)		Attorney-in-Fact
John W. Rowe	Director	)
Harold B. Smith	Director	)
William D. Smithburg	Director	)
Enrique J. Sosa	Director	)
Charles A. Tribbett III	Director	)
Date: February 28, 2008

EXHIBIT INDEX

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws
	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(38)
	(ii)	By-laws as amended to date	(45)

(4)	Instruments Defining the Rights of Security Holders
	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(19)
	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	(23)
	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(19)
	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	(23)
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(4)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(16)
	(vii)	Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise, and Brown Shipley & Co. Limited as Paying Agents	(34)
	(viii)	Indenture dated as of August 15, 2006 between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee	(41)
	(ix)	Form of 5.30% Note due 2011	(41)
	(x)	Form of 5.20% Note due 2012	(47)

(10)	Material Contracts
	(i)	Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)	(1)
		(1) Amendment made as of September 1, 2007 and First Extension of Original Term of Lease	(46)
	(ii)	Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002	(20)
		(1) Amendment Number One dated as of August 21, 2002	(22)
		(2) Amendment Number Two dated as of November 19, 2002	(23)
		(3) Amendment Number Three dated as of November 19, 2002	(23)
		(4) Amendment Number Four dated as of January 21, 2003	(24)
		(5) Amendment Number Five dated as of April 29, 2003	(25)
		(6) Amendment Number Six effective as of June 15, 2003	(26)
		(7) Amendment Number Seven effective as of June 15, 2003	(26)
		(8) Amendment Number Eight dated December 22, 2003	(27)
		(9) Amendment Number Nine dated December 22, 2003	(27)
		(10) Amendment Number Ten dated March 29, 2004	(28)
	(iii)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1989	(2)
		(1) Amendment dated February 21, 1995	(6)
		(2) Amendment dated January 2, 1998	(7)
		(3) Amendment dated February 11, 2003	(24)
	(iv)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust, and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(3)
	(v)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern	(9)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension
		Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**
		(1) Amendment dated August 31, 1999	(15)
		(2) Amendment dated as of May 16, 2000	(17)
	(vi)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan (As Amended and Restated Effective January 1, 2008)**	Filed Herewith
	(vii)	Northern Trust Corporation Supplemental Thrift-Incentive Plan (As Amended and Restated Effective January 1, 2008)**	Filed Herewith
	(viii)	Northern Trust Corporation Supplemental Pension Plan as amended and restated as of July 20, 1999**	(15)
		(1) Amendment dated as of May 16, 2000	(17)
		(2) Amendment dated as of September 25, 2001	(19)
		(3) Amendment dated as of January 15, 2002	(21)
		(4) Amendment dated December 22, 2003	(27)
		(5) Amendment dated March 25, 2004	(28)
		(6) Amendment dated April 30, 2004	(29)
		(7) Amendment dated September 12, 2007 and effective as of July 17, 2007	(46)
	(ix)	Northern Trust Corporation Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008)**	Filed Herewith
	(x)	Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (now known as Wells Fargo Bank Minnesota, N.A.)	(8)
		(1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(10)
		(2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(11)
	(xi)	Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant)	(18)
		(1) Amendment dated as of July 11, 2002	(22)
		(2) Amendment dated as of April 13, 2005	Filed Herewith
		(3) Amendment dated as of December 21, 2007	Filed Herewith
	(xii)	Lease dated December 29, 2000 between Metropolitan Life Insurance Company (Landlord) and The Northern Trust Company (Tenant)	(18)
	(xiii)	Amended 1992 Incentive Stock Plan**	(5)
		(1) Amendment dated January 20, 1998	(14)
		(2) Amendment dated September 15, 1998	(14)
		(3) Amendment dated May 18, 1999	(14)
		(4) Amendment dated September 25, 2001	(19)
	(xiv)	Amended and Restated Northern Trust Corporation 2002 Stock Plan (Effective January 1, 2008)**	Filed Herewith
		(1) Form of Stock Option Terms and Conditions**	Filed Herewith
		(2) Form of Stock Award Agreement**	(32)
		(3) Form of Stock Unit Agreement**	Filed Herewith

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		(4) Form of Addendum to Award Agreement**	(32)
		(5) Form of Non-Solicitation Agreement**	(32)
		(6) Form of Director Stock Agreement**	Filed Herewith
		(7) Form of Director Prorated Stock Agreement**	Filed Herewith
		(8) Form of Performance Stock Unit Award	Filed Herewith
	(xv)	Northern Trust Corporation Management Performance Plan**	(13)
		(1) Amendment No. 1 effective January 15, 2008**	Filed Herewith
	(xvi)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(12)
	(xvii)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended and Restated (Effective January 1, 2008)**	Filed Herewith
	(xviii)	Form of Employment Security Agreement (Tier 1)**	(46)
	(xix)	Form of Employment Security Agreement (Tier 2)**	(46)
	(xx)	Letter dated February 20, 2007 memorializing termination of the Employment Security Agreement of one executive officer**	(42)
	(xxi)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(4)
	(xxii)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)
	(xxiii)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(5)
	(xxiv)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(5)
	(xxv)	Item Processing and Lockbox Service Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 26, 2007	Filed Herewith
	(xxvi)	Leases made November 25, 2002 between Heron Quays (HQ4) T1 Limited and Heron Quays (HQ4) T2 Limited (together the Landlord), Canary Wharf Management Limited, and The Northern Trust Company relating to:
		(1) Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(2) Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(3) Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(23)
		(4) Deed of Variation dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company	(35)
		(5) Deed of Severance dated March 27, 2006 among Heron Quays Properties Limited, Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company	(39)
	(xxvii)	Agreement for Lease dated May 26, 2005 among Heron Quays Properties Limited, Canary Wharf Holdings Limited, and The Northern Trust Company	(35)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(xxviii)	Underlease dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company	(35)
	(xxix)	Northern Trust Corporation Severance Plan, As Amended and Restated Effective January 1, 2008**	Filed Herewith
	(xxx)	Northern Partners Incentive Plan adopted July 19, 2004**	(30)
		(1) Amendment dated December 14, 2005 and effective as of January 1, 2005	(37)
	(xxxi)	Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005**	(31)
		(1) Amendment Number One dated August 19, 2005	(36)
		(2) Amendment Number Two dated November 21, 2005	(37)
		(3) Amendment Number Three dated June 6, 2006	(40)
		(4) Amendment Number Four dated November 29, 2006	(43)
		(5) Amendment Number Five dated May 29, 2007	(44)
		(6) Amendment Number Six dated December 18, 2007	Filed Herewith
	(xxxii)	Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	(33)
		(1) Deed of Novation and Amendment dated March 31, 2005	(34)
	(xxxiii)	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan (As Amended and Restated Effective January 1, 2008)	Filed Herewith
(13)	2007 Financial Annual Report to Stockholders		Filed Herewith
(14)	Code of Ethics		(48)
(21)	Subsidiaries of the Registrant		Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm		Filed Herewith
(24)	Powers of Attorney		Filed Herewith
(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002		Filed Herewith
(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Herewith
(99)	Corporate Governance Guidelines		(48)

*	Prior Filings (File No. 0-5965)
(1)	Annual Report on Form 10-K for the year ended December 31, 1988
(2)	Form 8-K dated January 26, 1989
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)	Form 8-K dated January 22, 1997
(5)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)	Annual Report on Form 10-K for the year ended December 31, 1997
(7)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)	Form 8-A dated July 24, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10)	Form 8-K dated November 20, 1998
(11)	Form 8-K dated February 19, 1999
(12)	Annual Report on Form 10-K for the year ended December 31, 1998
(13)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
(14)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(16)	Annual Report on Form 10-K for the year ended December 31, 1999
(17)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(18)	Annual Report on Form 10-K for the year ended December 31, 2000
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(20)	Annual Report on Form 10-K for the year ended December 31, 2001
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(22)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(23)	Annual Report on Form 10-K for the year ended December 31, 2002
(24)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(25)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(26)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(27)	Annual Report on Form 10-K for the year ended December 31, 2003
(28)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(29)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(30)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(31)	Form 8-K dated December 27, 2004
(32)	Form 8-K dated February 18, 2005
(33)	Annual Report on Form 10-K for the year ended December 31, 2004
(34)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(35)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(36)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
(37)	Annual Report on Form 10-K for the year ended December 31, 2005
(38)	Form 8-K dated April 18, 2006
(39)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(40)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(41)	Form 8-K dated August 23, 2006
(42)	Form 8-K dated February 20, 2007
(43)	Annual Report on Form 10-K for the year ended December 31, 2006
(44)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(45)	Form 8-K dated July 17, 2007
(46)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(47)	Form 8-K dated November 6, 2007
(48)	Form 8-K dated November 13, 2007
**	Denotes management contract or compensatory plan or arrangement

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