Form 10-Q
period 2008-03-31
NORTHERN TRUST CORP
filed 2008-05-05
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

220,135,659 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2008)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2008	December 31 2007	March 31 2007
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$4,061.5	$3,921.6	$2,571.5
Federal Funds Sold and Securities Purchased under Agreements to Resell	5,485.2	3,790.7	2,923.3
Time Deposits with Banks	24,922.6	21,260.0	16,597.4
Other Interest-Bearing	21.5	21.5	20.8
Securities
Available for Sale	10,077.1	7,740.3	11,439.7
Held to Maturity (Fair value - $1,176.0 at March 2008, $1,160.9 at December 2007, $1,122.8 at March 2007)	1,157.4	1,144.8	1,109.2
Trading Account	11.4	3.1	8.1

Total Securities	11,245.9	8,888.2	12,557.0

Loans and Leases
Commercial and Other	17,465.5	16,169.1	12,979.0
Residential Mortgages	9,295.0	9,171.0	8,679.2

Total Loans and Leases (Net of unearned income - $543.4 at March 2008, $559.6 at December 2007, $565.8 at March 2007)	26,760.5	25,340.1	21,658.2

Reserve for Credit Losses Assigned to Loans and Leases	(165.4)	(148.1)	(138.3)
Buildings and Equipment	492.8	491.9	483.0
Customers’ Acceptance Liability	.2	.5	.9
Client Security Settlement Receivables	552.7	563.1	281.0
Goodwill	424.9	425.8	422.1
Other Assets	3,677.9	3,055.9	2,155.5

Total Assets	$77,480.3	$67,611.2	$59,532.4

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$5,832.7	$5,739.3	$4,631.2
Savings and Money Market	8,210.0	7,533.9	7,197.4
Savings Certificates	1,999.4	2,028.0	1,987.3
Other Time	540.2	557.5	476.8
Non U.S. Offices - Noninterest-Bearing	4,547.5	4,379.0	1,810.2
- Interest-Bearing	37,262.7	30,975.4	30,916.7

Total Deposits	58,392.5	51,213.1	47,019.6
Federal Funds Purchased	2,405.0	1,465.8	795.6
Securities Sold Under Agreements to Repurchase	1,996.9	1,763.6	1,188.5
Other Borrowings	2,127.1	2,108.5	402.1
Senior Notes	661.3	653.9	445.1
Long-Term Debt	2,680.3	2,682.4	2,683.0
Floating Rate Capital Debt	276.6	276.6	276.5
Liability on Acceptances	.2	.5	.9
Other Liabilities	4,182.0	2,937.7	2,677.7

Total Liabilities	72,721.9	63,102.1	55,489.0

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at March 2008, December 2007, and March 2007; Outstanding 220,135,659 shares at March 2008, 220,608,834 shares at December 2007, and 219,407,279 shares at March 2007	379.8	379.8	379.8
Additional Paid-In Capital	81.4	69.1	43.1
Retained Earnings	4,879.2	4,556.2	4,190.4
Accumulated Other Comprehensive Income	(136.8)	(90.3)	(154.5)
Treasury Stock - (at cost, 7,785,865 shares at March 2008, 7,312,690 shares at December 2007, and 8,514,245 shares at March 2007)	(445.2)	(405.7)	(415.4)

Total Stockholders’ Equity	4,758.4	4,509.1	4,043.4

Total Liabilities and Stockholders’ Equity	$77,480.3	$67,611.2	$59,532.4

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION

(UNAUDITED)

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$526.8	$488.9
Foreign Exchange Trading Income	113.2	67.2
Security Commissions and Trading Income	17.8	14.0
Treasury Management Fees	17.4	16.2
Gain on Visa Share Redemption	167.9	—
Other Operating Income	31.8	23.0
Investment Security Gains	5.0	.1

Total Noninterest Income	879.9	609.4

Net Interest Income
Interest Income	677.1	651.2
Interest Expense	423.6	452.4

Net Interest Income	253.5	198.8
Provision for Credit Losses	20.0	—

Net Interest Income after Provision for Credit Losses	233.5	198.8

Noninterest Expenses
Compensation	286.2	244.7
Employee Benefits	57.3	56.6
Outside Services	93.9	84.1
Equipment and Software Expense	54.2	50.9
Occupancy Expense	41.4	38.0
Visa Indemnification Charges	(76.1)	—
Other Operating Expenses	78.4	51.6

Total Noninterest Expenses	535.3	525.9

Income before Income Taxes	578.1	282.3
Provision for Income Taxes	192.9	95.6

Net Income	$385.2	$186.7

Per Common Share
Net Income - Basic	$1.75	$.85
- Diluted	1.71	.84
Cash Dividends Declared	.28	.25

Average Number of Common Shares Outstanding - Basic	220,320,307	218,800,423
- Diluted	224,820,481	223,191,390

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION

(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2008	2007
Net Income	$385.2	$186.7
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(58.7)	1.5
Net Unrealized Losses on Cash Flow Hedge Designations	(2.8)	(1.2)
Foreign Currency Translation Adjustments	13.2	(7.7)
Pension and Other Postretirement Benefit Adjustments	1.8	1.5

Other Comprehensive Income (Loss)	(46.5)	(5.9)

Comprehensive Income	$338.7	$180.8

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	NORTHERN TRUST CORPORATION

(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2008	2007
Common Stock
Balance at January 1 and March 31	$379.8	$379.8

Additional Paid-in Capital
Balance at January 1	69.1	30.9
Treasury Stock Transaction - Stock Options and Awards	(6.4)	(9.1)
Stock Options and Awards - Amortization	13.0	15.3
Stock Options and Awards - Taxes	5.7	6.0

Balance at March 31	81.4	43.1

Retained Earnings
Balance at January 1, as Previously Reported	4,556.2	4,131.2
Adjustment for the Cumulative Effect of Applying FSP 13-2	—	(72.3)

Balance at January 1, as Adjusted	4,556.2	4,058.9
Net Income	385.2	186.7
Dividends Declared - Common Stock	(62.2)	(55.2)

Balance at March 31	4,879.2	4,190.4

Accumulated Other Comprehensive Income
Balance at January 1	(90.3)	(148.6)
Other Comprehensive Income (Loss)	(46.5)	(5.9)

Balance at March 31	(136.8)	(154.5)

Treasury Stock
Balance at January 1	(405.7)	(449.4)
Stock Options and Awards	24.4	36.7
Stock Purchased	(63.9)	(2.7)

Balance at March 31	(445.2)	(415.4)

Total Stockholders’ Equity at March 31	$4,758.4	$4,043.4

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2008	2007
Cash Flows from Operating Activities:
Net Income	$385.2	$186.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	20.0	—
Depreciation on Buildings and Equipment	20.4	19.7
Amortization of Computer Software	25.6	23.6
Amortization of Intangibles	4.9	5.3
(Increase) Decrease in Receivables	89.8	(21.0)
Decrease in Interest Payable	(16.8)	(12.0)
Amortization and Accretion of Securities and Unearned Income	(17.9)	(62.1)
Net (Increase) Decrease in Trading Account Securities	(8.3)	.5
Visa Indemnification Charges	(76.1)	—
Other Operating Activities, net	(155.7)	(29.4)

Net Cash Provided by Operating Activities	271.1	111.3

Cash Flows from Investing Activities:
Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell	(1,694.5)	(1,623.6)
Net Increase in Time Deposits with Banks	(3,662.6)	(1,128.7)
Net Decrease in Other Interest-Bearing Assets	—	1.1
Purchases of Securities-Held to Maturity	(62.9)	(32.8)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	52.4	31.7
Purchases of Securities-Available for Sale	(5,132.3)	(17,504.0)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	3,384.8	17,455.3
Net (Increase) Decrease in Loans and Leases	(1,403.5)	871.8
Purchases of Buildings and Equipment, net	(21.2)	(15.5)
Purchases and Development of Computer Software	(58.0)	(45.7)
Net Decrease in Client Security Settlement Receivables	10.4	58.3
Other Investing Activities, net	140.7	666.7

Net Cash Provided by (Used in) Investing Activities	(8,446.7)	(1,265.4)

Cash Flows from Financing Activities:
Net Increase in Deposits	7,179.4	3,199.4
Net Increase (Decrease) in Federal Funds Purchased	939.2	(2,026.0)
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	233.3	(762.0)
Net Increase (Decrease) in Short-Term Other Borrowings	56.6	(2,562.4)
Proceeds from Term Federal Funds Purchased	36.0	10.0
Repayments of Term Federal Funds Purchased	(74.0)	(22.0)
Proceeds from Senior Notes & Long-Term Debt	22.5	650.0
Repayments of Senior Notes & Long-Term Debt	(33.5)	(274.4)
Treasury Stock Purchased	(62.5)	(1.5)
Net Proceeds from Stock Options	13.6	26.3
Excess Tax Benefits from Stock Incentive Plans	6.1	6.0
Cash Dividends Paid on Common Stock	(61.9)	(54.6)
Other Financing Activities, net	(70.2)	573.2

Net Cash Provided by (Used in) Financing Activities	8,184.6	(1,238.0)

Effect of Foreign Currency Exchange Rates on Cash	130.9	2.6

Increase (Decrease) in Cash and Due from Banks	139.9	(2,389.5)
Cash and Due from Banks at Beginning of Year	3,921.6	4,961.0

Cash and Due from Banks at End of Period	$4,061.5	$2,571.5

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$440.4	$453.6
Income Taxes Paid (Refunded)	(15.7)	21.2

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of March 31, 2008 and 2007, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Effective in 2008, certain custody related deposit and overdraft amounts, previously included within other operating income in the consolidated statement of income, are now included within net interest income. Revenues from custody client overdrafts are now reported as interest on loans, interest charges from subcustodians as interest expense on other borrowings, and certain adjustments to client deposit earnings as interest expense on non-US deposits. The reclassifications were made to better align the classifications of these income and expense amounts with the related balance sheet presentation. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2007 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 as of January 1, 2009 will not have a material impact on Northern Trust’s consolidated financial position or results of operations as it impacts financial statement disclosure only.

Notes to Consolidated Financial Statements (continued)

3. Fair Value - Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. No transition-related adjustments to income or retained earnings were required in connection with Northern Trust’s adoption of SFAS No. 157.

Fair value under SFAS No. 157 is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a hierarchy of valuation inputs based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. The standard requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized based on the lowest level input that is significant to their valuation.

The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis.

Level 1 –	Quoted, active market prices for identical assets or liabilities.

Northern Trust’s Level 1 assets and liabilities include available for sale and trading account investments in U.S. treasury securities, seed investments for the development of managed fund products consisting of common stock and securities sold but not yet purchased, and U.S. treasury securities held to fund employee benefit and deferred compensation obligations.

Level 2 –	Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.

Northern Trust’s Level 2 assets include available for sale and trading account investments in government sponsored agency securities, asset-backed securities, obligations of states and political subdivisions, corporate debt securities, and non-U.S. government securities, the fair values of which are modeled by external pricing vendors or, in limited cases, modeled internally, using a discounted cash flow approach that incorporates current market yield curves and assumptions regarding anticipated prepayments and defaults. Level 2 assets and liabilities also include derivative contracts such as foreign exchange contracts, interest rate contracts, and credit default swap contracts

Notes to Consolidated Financial Statements (continued)

that are valued using widely accepted models that incorporate inputs readily observable in actively quoted markets and do not require significant judgment. Inputs to these models reflect the contractual terms of the contracts and, based on the type of instrument, can include foreign exchange rates, interest rates, credit spreads, and volatility inputs. Level 2 other assets represent investments in mutual funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset value.

Level 3 –	Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 liabilities include capital support agreements (Capital Support Agreements) with certain investment funds and investment asset pools for which Northern Trust acts as investment advisor. These agreements are valued using an option pricing model that includes prices for securities not actively traded in the marketplace as a significant input. Level 3 liabilities also include financial guarantees relating to standby letters of credit and a net estimated liability for Visa related indemnifications, whose fair values are based on available market data and significant management judgment.

The following table presents Northern Trust’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities At Fair Value
Securities
Available for Sale	$20.3	$10,056.8	$—	$—	$10,077.1
Trading Account	.2	11.2	—	—	11.4

Total	20.5	10,068.0	—	—	10,088.5

Other Assets
Derivatives	—	2,526.2	—	(790.2)	1,736.0
All Other	80.5	33.2	—	—	113.7

Total	80.5	2,559.4	—	(790.2)	1,849.7

Total Assets at Fair Value	$101.0	$12,627.4	—	$(790.2)	$11,938.2

Other Liabilities
Derivatives	$—	$2,460.9	$8.7	$(790.2)	$1,679.4
All Other	7.3	—	86.4	—	93.7

Total Liabilities at Fair Value	$7.3	$2,460.9	$95.1	$(790.2)	$1,773.1

*	Amounts represent adjustments for legally enforceable master netting agreements.

Notes to Consolidated Financial Statements (continued)

The following table presents the changes in Level 3 liabilities for the quarter ended March 31, 2008.

	Other Liabilities
(In Millions)	Derivatives (1)	All Other (2)
Fair Value at January 1, 2008	$—	$162.9
Total realized and unrealized gains (losses) included in earnings	8.7	(.4)
Purchases, sales, issuances, and settlements	—	(76.1)

Fair Value at March 31, 2008	$8.7	$86.4

(1)	Balance represents the fair value of the Capital Support Agreements at March 31, 2008.

(2)	Balance represents financial guarantees relating to standby letters of credit and the net estimated liability for Visa related indemnifications which was reduced by $76.1 million during the quarter, as discussed in further detail in Note 13.

Changes in the fair value of Level 3 liabilities are included in other operating expenses with the exception of Visa indemnification charges which are presented separately in the consolidated statement of income. All changes in fair value for the period relate to financial instruments held at March 31, 2008.

During the quarter, Northern Trust provided an additional $1.4 million in specific reserves for credit losses to adjust two impaired loans to their estimated fair value of $2.7 million. Reserves were based on the fair value of the loans’ collateral as supported by third party appraisals, discounted to reflect management’s judgment as to the realizable value of the collateral. The impaired loans are classified as nonrecurring Level 3 assets.

In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities that are recognized or disclosed in the financial statements at fair value on a nonrecurring basis only. These include nonfinancial assets and liabilities not measured at fair value on an ongoing basis but subject to fair value adjustments in certain circumstances, for example, assets that have been deemed to be impaired. Northern Trust elected to adopt FSP 157-2 upon its issuance in February 2008 for its nonrecurring, nonfinancial assets and liabilities, the major categories of which include goodwill and other intangibles.

The provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” were effective January 1, 2008. SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Northern Trust has not elected to apply SFAS No. 159 to any assets or liabilities.

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2008		December 31, 2007		March 31, 2007
	Book	Fair	Book	Fair	Book	Fair
(In Millions)	Value	Value	Value	Value	Value	Value
Available for Sale
U.S. Government	$20.3	$20.3	$5.1	$5.1	$6.1	$6.1
Obligations of States and Political Subdivisions	33.0	33.0	32.1	32.1	31.8	31.8
Government Sponsored Agency	7,856.0	7,856.0	5,466.5	5,466.5	10,311.8	10,311.8
Preferred Stock	—	—	—	—	9.8	9.8
Asset-Backed	1,779.3	1,779.3	1,902.9	1,902.9	858.0	858.0
Other	388.5	388.5	333.7	333.7	222.2	222.2

Subtotal	10,077.1	10,077.1	7,740.3	7,740.3	11,439.7	11,439.7

Held to Maturity
Obligations of States and Political Subdivisions	818.6	852.9	848.8	877.9	855.0	877.7
Government Sponsored Agency	12.6	12.8	13.3	13.3	14.3	14.2
Other	326.2	310.3	282.7	269.7	239.9	230.9

Subtotal	1,157.4	1,176.0	1,144.8	1,160.9	1,109.2	1,122.8

Trading Account	11.4	11.4	3.1	3.1	8.1	8.1

Total Securities	$11,245.9	$11,264.5	$8,888.2	$8,904.3	$12,557.0	$12,570.6

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	March 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$20.2	$.1	$—	$20.3
Obligations of States and Political Subdivisions	30.5	2.5	—	33.0
Government Sponsored Agency	7,820.0	40.2	4.2	7,856.0
Asset-Backed	1,916.5	.4	137.6	1,779.3
Other	389.6	.1	1.2	388.5

Total	$10,176.8	$43.3	$143.0	$10,077.1

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	March 31, 2008
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$818.6	$34.3	$—	$852.9
Government Sponsored Agency	12.6	.3	.1	12.8
Other	326.2	—	15.9	310.3

Total	$1,157.4	$34.6	$16.0	$1,176.0

Asset-backed securities held at March 31, 2008 were predominantly floating rate, with average lives less than 5 years, and 95% were rated triple-A, 4% were rated double-A, and 1% were rated single-A. Northern Trust has the ability and intent to hold all of its asset-backed securities and all other securities with unrealized losses until a recovery of fair value, which may be maturity, and does not consider them to be other-than-temporarily impaired at March 31, 2008.

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2008	December 31, 2007	March 31, 2007
U.S.
Residential Real Estate	$9,295.0	$9,171.0	$8,679.2
Commercial	6,448.5	5,556.4	4,884.4
Commercial Real Estate	2,438.1	2,350.3	1,902.3
Personal	3,781.6	3,850.8	2,947.0
Other	1,555.4	969.1	803.2
Lease Financing	1,139.0	1,168.4	1,178.3

Total U.S.	24,657.6	23,066.0	20,394.4
Non-U.S.	2,102.9	2,274.1	1,263.8

Total Loans and Leases	$26,760.5	$25,340.1	$21,658.2
Reserve for Credit Losses Assigned to
Loans and Leases	(165.4)	(148.1)	(138.3)

Net Loans and Leases	$26,595.1	$25,192.0	$21,519.9

Other U.S. loans and non-U.S. loans included $2.6 billion at March 31, 2008, $1.9 billion at December 31, 2007, and $1.2 billion at March 31, 2007 of short duration advances, primarily related to the processing of custodied client investments.

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended March 31, 2008 and 2007.

(In Millions)	March 31, 2008	December 31, 2007	March 31, 2007
Nonperforming Loans	$27.7	$23.2	$35.1
Impaired Loans with Reserves	$17.4	$15.4	$21.3
Impaired Loans without Reserves*	5.9	4.0	10.5

Total Impaired Loans	$23.3	$19.4	$31.8
Reserves for Impaired Loans	$11.4	$10.8	$16.4
Average Balance of Impaired Loans During the Period	$19.0	$26.3	$32.9

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.

At March 31, 2008, residential real estate loans totaling $6.3 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $10.0 million at March 31, 2008. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for any probable losses. At March 31, 2008, legally binding commitments to extend credit totaled $22.2 billion compared with $22.1 billion at December 31, 2007, and $20.6 billion at March 31, 2007.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31
(In Millions)	2008	2007
Balance at Beginning of Period	$160.2	$151.0
Charge-Offs	(2.7)	(2.3)
Recoveries	.3	.1

Net Charge-Offs	(2.4)	(2.2)
Provision for Credit Losses	20.0	—

Balance at End of Period	$177.8	$148.8

Reserve for Credit Losses Assigned to:
Loans and Leases	$165.4	$138.3
Unfunded Commitments and Standby Letters of Credit	12.4	10.5

Total Reserve for Credit Losses	$177.8	$148.8

The reserve for credit losses represents management’s estimate of probable inherent losses that have occurred as of the date of the financial statements. The loan and lease portfolio and other credit exposures are regularly reviewed to evaluate the adequacy of the reserve for credit losses. In determining the level of the reserve, Northern Trust evaluates the reserve necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures. Control processes and analyses employed to evaluate the adequacy of the reserve for credit losses are reviewed on at least an annual basis and modified as considered appropriate.

7. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $18.9 billion on March 31, 2008, $15.6 billion on December 31, 2007 and $14.3 billion on March 31, 2007. Included in the March 2008 pledged assets were securities available for sale of $2.0 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2008, December 31, 2007, and March 31, 2007 was $356.9 million, $359.6 million, and $538.8 million, respectively. There was no repledged collateral at March 31, 2008, December 31, 2007, or March 31, 2007.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles - The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at March 31, 2008, December 31, 2007, and March 31, 2007.

(In Millions)	March 31, 2008	December 31, 2007	March 31, 2007
Corporate and Institutional Services	$364.1	$365.0	$361.3
Personal Financial Services	60.8	60.8	60.8

Total Goodwill	$424.9	$425.8	$422.1

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at March 31, 2008, December 31, 2007, and March 31, 2007, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	March 31, 2008	December 31, 2007	March 31, 2007
Gross Carrying Amount	$244.8	$245.2	$247.7
Accumulated Amortization	147.0	142.1	127.5

Net Book Value	$97.8	$103.1	$120.2

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.9 million and $5.3 million for the quarters ended March 31, 2008 and March 31, 2007, respectively. Amortization for the remainder of 2008 and for the years 2009, 2010, 2011, and 2012 is estimated to be $13.5 million, $17.8 million, $15.9 million, $12.3 million and $12.0 million, respectively.

9. Business Units - The table on page 30, reflecting the contribution of Northern Trust’s business units for the three month periods ended March 31, 2008 and 2007, is incorporated by reference.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at March 31, 2008 and 2007, and changes during the three-month periods then ended.

	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Three Months Ended March 31, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(28.7)	$(88.5)	$32.9	$(84.3)
Less: Reclassification Adjustments	—	5.0	(1.9)	3.1

Net Unrealized Gains (Losses) on Securities Available for Sale	(28.7)	(93.5)	34.8	(87.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(6.7)	2.5	(7.2)
Less: Reclassification Adjustments	—	(2.2)	.8	(1.4)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.5)	1.7	(5.8)
Pension and Other Postretirement Benefit Adjustments	(79.8)	—	—	(79.8)
Less: Reclassification Adjustments	—	3.4	(1.6)	1.8

Total Pension and Other Postretirement Benefit Adjustments	(79.8)	3.4	(1.6)	(78.0)
Foreign Currency Translation Adjustments	21.2	2.2	11.0	34.4

Accumulated Other Comprehensive Income	$(90.3)	$(92.4)	$45.9	$(136.8)

Three Months Ended March 31, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.5	$2.6	$(1.0)	$6.1
Less: Reclassification Adjustments	—	.1	—	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	2.5	(1.0)	6.0
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(5.1)	1.9	(1.0)
Less: Reclassification Adjustments	—	(3.2)	1.2	(2.0)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(1.9)	.7	1.0
Pension and Other Postretirement Benefit Adjustments	(173.8)	—	—	(173.8)
Less: Reclassification Adjustments	—	5.4	(3.9)	1.5

Total Pension and Other Postretirement Benefit Adjustments	(173.8)	5.4	(3.9)	(172.3)
Foreign Currency Translation Adjustments	18.5	(2.9)	(4.8)	10.8

Accumulated Other Comprehensive Income	$(148.6)	$3.1	$(9.0)	$(154.5)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2008	2007
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	220,320,307	218,800,423
Net Income	$385.2	$186.7
Basic Net Income Per Common Share	$1.75	$.85

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	220,320,307	218,800,423
Plus Dilutive Potential Common Shares:
Stock Options	3,208,704	3,278,520
Stock Incentive Plans	1,291,470	1,112,447

Average Common and Potential Common Shares	224,820,481	223,191,390
Net Income	$385.2	$186.7
Diluted Net Income Per Common Share	$1.71	$.84

Note: Options to purchase shares of the Corporation’s common stock, totaling 1,540,439 and 6,148,087 for the three months ended March 31, 2008 and March 31, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Corporation’s common stock during these periods.

12. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended March 31
(In Millions)	2008	2007
Interest Income
Loans and Leases	$320.0	$314.3
Securities – Taxable	89.8	148.1
– Non-Taxable	9.3	9.7
Time Deposits with Banks	237.7	162.5
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	20.3	16.6

Total Interest Income	677.1	651.2

Interest Expense
Deposits	346.8	361.7
Federal Funds Purchased	11.0	16.9
Securities Sold Under Agreements to Repurchase	10.0	20.9
Other Borrowings	6.5	7.8
Senior Notes	9.3	5.8
Long-Term Debt	36.6	35.3
Floating Rate Capital Debt	3.4	4.0

Total Interest Expense	423.6	452.4

Net Interest Income	$253.5	$198.8

Notes to Consolidated Financial Statements (continued)

13. Visa Initial Public Offering - In connection with Visa, Inc.’s (Visa) March 2008 initial public offering, a portion of the shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. Inc. (Visa U.S.A.) was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in the first quarter of 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero. These shares have restrictions as to their sale or transfer and the ultimate realization of their value is subject to future adjustments based on the resolution of outstanding indemnified litigation.

Northern Trust and other Visa U.S.A. member banks are obligated to share in losses resulting from certain indemnified litigation involving Visa. In the fourth quarter of 2007, Northern Trust recorded liabilities totaling $150 million in connection with the indemnifications, as discussed in further detail in Note 17. As anticipated, Visa placed a portion of the proceeds from its initial public offering into an escrow account to fund the settlements of, or judgments in, the indemnified litigation. Northern Trust recorded $76.1 million, its proportionate share of the escrow account balance, in the first quarter of 2008 as an offset to the indemnification liabilities and related charges recorded in the fourth quarter of 2007. The net indemnification liability included within the consolidated balance sheet totaled $73.9 million at March 31, 2008.

14. Income Taxes - Total income tax expense for the quarter was $192.9 million, an effective tax rate of 33.4%, compared with $95.6 million in the prior year first quarter, an effective rate of 33.9%. The lower effective rate for the current quarter relates to lower U.S. federal and state income tax provisions due to the benefit of earnings generated in tax jurisdictions outside the U.S. with more favorable rates.

Notes to Consolidated Financial Statements (continued)

15. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three months ended March 31, 2008 and 2007.

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31
(In Millions)	2008	2007
Service Cost	$7.4	$7.7
Interest Cost	7.7	7.2
Expected Return on Plan Assets	(14.3)	(12.1)
Amortization:
Net Loss	2.0	3.7
Prior Service Cost	.3	.3

Net Periodic Pension Expense	$3.1	$6.8

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended March 31
(In Millions)	2008	2007
Service Cost	$1.1	$1.4
Interest Cost	1.8	1.6
Expected Return on Plan Assets	(2.4)	(2.0)
Net Loss Amortization	.1	.3

Net Periodic Pension Expense	$.6	$1.3

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31
(In Millions)	2008	2007
Service Cost	$.5	$.5
Interest Cost	.9	.9
Net Loss Amortization	.6	.7

Net Periodic Pension Expense	$2.0	$2.1

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended March 31
(In Millions)	2008	2007
Service Cost	$.4	$.5
Interest Cost	1.0	.9
Amortization:
Transition Obligation	.1	.1
Net Loss	.3	.3

Net Periodic Benefit Expense	$1.8	$1.8

Notes to Consolidated Financial Statements (continued)

16. Stock-Based Compensation Plans - The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the first quarter of 2008, the Corporation granted 1,416,083 nonqualified stock options with a total grant-date fair value of $24.3 million, 172,380 stock unit awards with a total grant-date fair value of $12.3 million, and 289,409 performance stock units with a total grant-date fair value of $20.6 million. Included in compensation expense recorded in the first quarters of 2008 and 2007 related to stock options was $4.4 million and $6.3 million, respectively, attributable to options granted in those quarters to retirement-eligible employees that were expensed in their entirety on their grant date. Total compensation expense for share-based payment arrangements and the associated tax benefits recognized were as follows:

	Three Months Ended March 31
($ In Millions)	2008	2007
Stock Options	$8.2	$9.2
Stock and Stock Unit Awards	3.9	3.8
Performance Stock Units	4.2	2.3

Total Share-Based Compensation Expense	$16.3	$15.3
Tax Benefits Recognized	$6.1	$5.8

17. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $2.9 billion on March 31, 2008, $2.9 billion on December 31, 2007 and $2.8 billion on March 31, 2007. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $12.5 million at March 31, 2008, $12.9 million at December 31, 2007, and $13.9 million at March 31, 2007.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $176.0 billion at March 31, 2008, $179.8 billion at December 31, 2007, and $193.5 billion at March 31, 2007. Because of

Notes to Consolidated Financial Statements (continued)

the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected within the consolidated balance sheet at March 31, 2008, December 31, 2007, or March 31, 2007 related to these indemnifications.

Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. A member bank such as Northern Trust is required to recognize this contingent obligation at its estimated fair value in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”. The estimated fair value of the net Visa indemnification liability, recorded within the consolidated balance sheet, was $73.9 million at March 31, 2008 and $150 million at December 31, 2007. Visa has stated that payments related to the above litigation matters will be funded from the litigation escrow account established in connection with its March 2008 initial public offering. Required additional contributions to the escrow account will be funded through subsequent sales of Visa stock with corresponding adjustments to the future realization of the value of the outstanding shares held by Visa U.S.A. member banks. The ultimate resolution of these litigation matters is highly uncertain. However, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

Northern Trust acts as investment advisor to Registered Investment Companies, Undertakings for the Collective Investment of Transferable Securities and other unregistered short-term investment pools in which various clients of Northern Trust are investors. Although not obligated to do so, in February 2008, the Corporation entered into Capital Support Agreements with certain of these entities (the Funds) that hold notes and other instruments issued by Whistlejacket Capital LLC, a structured investment vehicle that has been downgraded by its rating agencies, in order to provide stability to the Funds and investors in the Funds. Under the terms of the agreements, which expire on July 31, 2008, the Corporation would be required to contribute capital, under certain specific and defined circumstances and not to exceed $229 million in the aggregate, for no consideration. The estimated fair value of the Corporation’s contingent liability under the agreements, recorded within other liabilities in the consolidated balance sheet, was $8.7 million at March 31, 2008. As of March 31, 2008, no capital contributions have been made under the agreements.

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

Notes to Consolidated Financial Statements (continued)

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

As part of its audit of federal tax returns filed from 1997 – 2000, the IRS challenged the Corporation’s tax position with respect to thirteen investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that continued to disallow certain tax deductions and included additional proposed adjustments to income and penalty assessments. The Corporation anticipates that the IRS will continue to disallow deductions relating to these leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2000. In October 2005, the IRS Tax Appeals Division informed the Corporation that the Criminal Investigation Division of the IRS had initiated an investigation relating to structured leasing transactions in which the Corporation had participated. The Corporation was informed in February 2007 that the IRS, without a recommendation for prosecution, referred this matter to the United States Attorney’s Office for the Northern District of Illinois for further investigation through the grand jury process. The Corporation has been advised by the government that it is not a target of the investigation. The Corporation is cooperating fully in the investigation. The Corporation does not know the full scope of the investigation and cannot predict at this time the impact of the investigation or when or on what basis the investigation will be resolved. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. On April 29, 2008, the U.S. Court of Appeals for the Fourth Circuit issued an opinion in a structured lease related case involving BB&T Corporation that disallowed tax benefits associated with certain of BB&T Corporation’s structured lease transactions. The Corporation is currently evaluating the impact, if any, of that opinion and other relevant events on Northern Trust’s accounting for these transactions. Structured lease accounting requires a recalculation of the rate of return and allocation of income from the inception of the leveraged lease if the expected timing of income tax cash flows is revised. The impact of revisions from the recalculation and any required additional accruals for interest and penalties are recorded in earnings in the period in which they occur. Management does not believe that adjustments that may be required in the second quarter of 2008 as a result of this evaluation would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material adverse effect on operating results in that period. The Corporation will continue to defend its position on the tax treatment of the leases vigorously.

Notes to Consolidated Financial Statements (continued)

18. Derivative Financial Instruments - Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts.

In excess of 96% of Northern Trust’s derivatives outstanding at March 31, 2008 and 2007, measured on a notional value basis, related to client-related and trading activities. The following tables provide information relating to these derivative instruments and derivative instruments utilized for risk management purposes.

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

	March 31, 2008		March 31, 2007
(In Millions)	Notional Value	Fair Value	Notional Value	Fair Value
Foreign Exchange Contracts	$172,681.2	$56.6	$121,627.2	$24.9
Interest Rate Option Contracts
Purchased	284.8	2.5	300.0	5.6
Sold	284.8	(2.5)	300.0	(5.6)
Interest Rate Swap Contracts	2,530.2	6.6	1,431.7	4.2
Futures Contracts	.7	—	1.5	—

Risk Management Derivative Instruments. The following tables identify the types and classifications of derivative instruments used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - DESIGNATED AS HEDGES

				March 31, 2008		March 31, 2007
(In Millions)	Derivative Instrument	Hedge Classification	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Available for Sale Investment Securities	Interest Rate Swap Contracts	Fair Value	Interest Rate	$2,951.6	$(45.5)	$1,292.3	$.8
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Fair Value	Interest Rate	$400.0	$36.9	—	—
Time Deposits with Banks	Interest Rate Swap Contracts	Fair Value	Interest Rate	$845.0	$(1.2)	—	—
Available for Sale Investment Securities	Interest Rate Swap Contracts	Cash Flow	Interest Rate	325.0	5.8	645.0	4.7
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Cash Flow	Foreign Currency	727.2	(7.7)	645.3	.3
Net Investments in Non-U.S Affiliates	Foreign Exchange Contracts	Net Investment	Foreign Currency	993.2	3.5	820.7	(2.5)

In addition to the above, Sterling denominated senior and subordinated debt, totaling $497.5 million and $489.7 million at March 31, 2008 and 2007, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Notes to Consolidated Financial Statements (continued)

For all fair value and cash flow hedges of available for sale investment securities, senior notes, subordinated debt, and time deposits with banks, Northern Trust applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. There was no ineffectiveness recorded for these hedges during the three months ended March 31, 2008 or 2007.

For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recognized in earnings for cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions for the three months ended March 31, 2008 or 2007.

For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three months ended March 31, 2008 or 2007.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - NOT DESIGNATED AS HEDGES

			March 31, 2008		March 31, 2007
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Loans and Leases – Commercial and Other	Credit Default Swap Contracts	Credit	$263.8	$7.5	$300.3	$(1.7)
Loans and Leases – Commercial and Other	Foreign Exchange Contracts	Foreign Currency	52.5	(1.8)	36.7	(.5)
Net Investments in Non-U.S. Affiliate Assets and Liabilities	Foreign Exchange Contracts	Foreign Currency	54.4	1.8	49.2	(.2)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the first quarter was $1.71, an increase of 104% from $.84 per share earned in last year’s first quarter. Net income increased 106% to $385.2 million, up from $186.7 million earned in the first quarter of last year. This performance produced an annualized return on average common equity (ROE) of 33.63% versus 19.21% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 2.28%, up from 1.33% last year.

Reported earnings included a pre-tax benefit of $244.0 million ($.68 per share net of tax) realized in connection with the March 2008 initial public offering of Visa Inc. (“Visa”) common stock. Excluding the effect of the Visa transaction, first quarter net operating earnings per common share was $1.03, an increase of 23% from $.84 reported in 2007. Net operating earnings were up 24% to $231.7 million compared with $186.7 million in the first quarter of last year.

($ In Millions Except Per Share Data)	Three Months Ended March 31, 2008
	Amount	Per Share
Reported Earnings	$385.2	$1.71

Visa Initial Public Offering (net of $90.5 tax effect)	153.5	.68

Operating Earnings	$231.7	$1.03

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide investors and others with a clearer indication of the results and trends in Northern Trust’s core businesses.

Revenues stated on a fully taxable equivalent (FTE) basis of $1.15 billion were up 39% from $823.8 million in last year’s first quarter. Absent the $167.9 million gain recorded upon the partial redemption of Visa shares, consolidated revenues would have totaled $978.1 million, up 19% from last year’s first quarter. Trust, investment and other servicing fees increased 8% from last year to $526.8 million. Net interest income was up 24% from a year ago to a record $266.1 million on a FTE basis and foreign exchange trading income increased 69% from last year’s first quarter to a record $113.2 million. Noninterest expenses totaled $535.3 million for the quarter, up 2% from $525.9 million in the year-ago quarter. The current quarter includes the $76.1 million reduction of the Visa related indemnification reserves that were established in last year’s fourth quarter. Without this expense reduction, noninterest expenses would have totaled $611.4 million, up 16% from last year’s first quarter.

Noninterest Income

Noninterest income of $879.9 million for the quarter accounted for 77% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 46% of total taxable equivalent revenue. The increase in trust, investment and other servicing fees from the prior year first quarter resulted primarily from strong new business. Foreign exchange trading income record results reflect continued strong client volumes and higher currency volatility. Noninterest income for the quarter includes a $167.9 million gain from the partial redemption of Visa shares in connection with Visa’s March 2008 initial public offering and an investment security gain of $4.9 million recognized on the sale of the remaining CME Group Inc. stock acquired from the demutualizations and subsequent merger of the Chicago Mercantile Exchange and the Chicago Board of Trade.

The components of noninterest income are provided below.

Noninterest Income

	Three Months Ended March 31
(In Millions)	2008	2007	% Change
Trust, Investment and Other Servicing Fees	$526.8	$488.9	8%
Foreign Exchange Trading Income	113.2	67.2	69
Security Commissions and Trading Income	17.8	14.0	27
Treasury Management Fees	17.4	16.2	8
Gain on Visa Share Redemption	167.9	—	NM
Other Operating Income	31.8	23.0	38
Investment Security Gains	5.0	.1	NM

Total Noninterest Income	$879.9	$609.4	44%

Assets under custody totaled $4.0 trillion at March 31, 2008. This represents a decrease in assets under custody of 4% from December 31, 2007 and an increase of 6% from March 31, 2007. Assets under management totaled $778.6 billion, a 3% increase from $757.2 billion at December 31, 2007 and a 3% increase from $755.8 billion at March 31, 2007. As of the current quarter-end, managed assets were invested 36% in equities, 13% in fixed-income securities, and 51% in cash and other assets.

Assets Under Custody

(In Billions)	March 31, 2008	December 31, 2007	March 31, 2007
Corporate & Institutional	$3,659.9	$3,802.9	$3,456.6
Personal	322.2	332.3	297.5

Total Assets Under Custody	$3,982.1	$4,135.2	$3,754.1

Assets Under Management

(In Billions)	March 31, 2008	December 31, 2007	March 31, 2007
Corporate & Institutional	$632.6	$608.9	$616.5
Personal	146.0	148.3	139.3

Total Assets Under Management	$778.6	$757.2	$755.8

Noninterest Income (continued)

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

Trust, investment and other servicing fees from C&IS in the quarter increased 9% from the year-ago quarter to $298.4 million, primarily reflecting strong new business, partially offset by a decline in securities lending fees. The largest component of C&IS fees is custody and fund administration fees, which increased 24% to a record $174.7 million, reflecting strong growth in our international business. Securities lending fees totaled $31.9 million, down 30% compared with the first quarter last year. The decrease reflects unrealized asset valuation losses in one mark-to-market investment fund used in our securities lending activities, which reduced securities lending fees by approximately $98 million. The weighted average maturity of the assets within the fund is approximately 20 months. The negative impact on securities lending fees from this fund’s asset valuations was partially offset by improved interest rate spreads resulting from the current quarter’s Federal Reserve Bank rate reductions and the strong demand for government securities. Fees from asset management in the quarter increased 6% from the prior year to $76.0 million.

C&IS assets under custody totaled $3.7 trillion at March 31, 2008, up 6% from a year ago, and included $2.0 trillion of global custody assets, a 12% increase compared with a year ago. C&IS assets under management totaled $632.6 billion, a 3% increase from the prior year. As of the current quarter-end, C&IS managed assets were invested 35% in equities, 10% in fixed-income securities, and 55% in cash and other assets.

Trust, investment and other servicing fees from PFS in the quarter increased 6% and totaled $228.4 million compared with $214.7 million a year ago. The increase in PFS fees resulted primarily from strong new business. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $322.2 billion at March 31, 2008, an 8% increase from $297.5 billion in the prior year. PFS assets under management totaled $146.0 billion, a 5% increase from $139.3 billion last year. As of the current quarter-end, PFS managed assets were invested 43% in equities, 24% in fixed-income securities, and 33% in cash and other assets.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income

	Three Months Ended March 31
(In Millions)	2008	2007	% Change
Loan Service Fees	$5.9	$4.3	37%
Banking Service Fees	9.1	8.6	6
Other Income	16.8	10.1	66

Total Other Operating Income	$31.8	$23.0	38%

The increase in the other income component of other operating income primarily reflects gains recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial loans.

Net Interest Income

Net interest income for the quarter totaled a record $253.5 million, 28% higher than the $198.8 million reported in the first quarter of 2007. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to a FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to a FTE basis has no impact on net income. Net interest income for the quarter, stated on a FTE basis, totaled $266.1 million, up 24% from $214.4 million reported in the prior year quarter. The increase reflects higher levels of average earning assets and an increase in the net interest margin. The securities portfolio averaged $10.3 billion, down 18% from last year, with the decrease concentrated primarily in variable rate government sponsored agency securities. Average loans and leases increased 16% to $24.8 billion, while money market assets increased 45% from the prior year and averaged $24.6 billion for the quarter. The net interest margin equaled 1.79%, up from 1.71% in the prior year quarter, reflecting a widening of the spread between interest rates on short term investments and on overnight funding sources, including the impact of Federal Reserve Bank rate reductions.

Average U.S. loans outstanding during the quarter totaled $23.2 billion, 15% higher than the $20.2 billion in last year’s first quarter. Residential real estate averaged $9.2 billion in the quarter, up 6% from the prior year’s first quarter, and represented 37% of the total average loan and lease portfolio. Commercial loans averaged $5.9 billion, up 24% from $4.7 billion last year, while personal loans averaged $3.7 billion, up 19% from last year’s first quarter. Loans outside the U.S. increased $362.9 million on average from the prior year quarter to $1.6 billion, primarily due to volume driven growth in short duration advances related to the processing of custodied client investments.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $44.1 billion, up 20% from the first quarter of 2007. Non-U.S. office interest-bearing deposits increased $6.6 billion or 24% from last year’s first quarter, resulting primarily from growth in our international business. Retail deposit levels increased $733.5 million due primarily to higher levels of money market deposit accounts. Other interest-related funds averaged $7.4 billion in the quarter compared with $7.2 billion in last year’s first quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $8.1 billion compared with $7.0 billion in last year’s first quarter.

Provision for Credit Losses

The provision for credit losses was $20.0 million in the first quarter. The current quarter provision primarily reflects growth in the commercial portfolio and weakness in the broader economic environment. No provision was recorded in the prior year first quarter. The reserve for credit losses at March 31, 2008 was $177.8 million compared with $160.2 million at December 31, 2007 and $148.8 million at March 31, 2007. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section beginning on page 35.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expenses

	Three Months Ended March 31
(In Millions)	2008	2007	% Change
Compensation	$286.2	$244.7	17%
Employee Benefits	57.3	56.6	1
Outside Services	93.9	84.1	12
Equipment and Software Expense	54.2	50.9	7
Occupancy Expense	41.4	38.0	9
Visa Indemnification Charges	(76.1)	—	NM
Other Operating Expenses	78.4	51.6	52

Total Noninterest Expenses	$535.3	$525.9	2%

Noninterest expense in the current quarter includes a $76.1 million reduction of the Visa related indemnification reserves, established in last year’s fourth quarter, due to the funding of the Visa litigation escrow. Without this expense reduction, noninterest expenses would have totaled $611.4 million, up 16% from last year’s first quarter.

The current quarter increases in compensation and employee benefit expenses were driven by higher staff levels, higher performance-based compensation, annual salary increases, and higher employment taxes and health care costs, offset in part by lower pension related costs. Staff on a full-time equivalent basis at March 31, 2008 totaled 11,323, up 14% from a year ago.

The current quarter increase in outside services expense reflects volume driven growth in global subcustody and investment manager sub-advisor expenses, and higher expenses for legal, technical and consulting services.

Increases in the remaining noninterest expense categories, excluding the reversal of the Visa indemnification charges, are primarily the result of increased business promotion and advertising expenses resulting from the sponsorship of the Northern Trust Open golf tournament, a valuation adjustment of the liability established in connection with the previously disclosed Capital Support Agreements with eight Northern Trust investment vehicles, and higher charges from securities processing activities. Under the Capital Support Agreements, Northern Trust has committed to provide capital to the covered funds, in certain defined circumstances and subject to maximum aggregate capital contribution limits, in order to provide stability to the funds and investors in the funds with respect to one investment downgraded by rating agencies. A charge of $8.7 million was recorded in the current quarter for the estimated fair value at March 31, 2008 of the Corporation’s contingent liability under the agreements. As of March 31, 2008, no capital contributions have been made under the agreements.

Provision for Income Taxes

The provision for income taxes was $192.9 million resulting in an effective tax rate of 33.4%. In the prior year quarter, the provision for income taxes was $95.6 million and the effective tax rate was 33.9%. The lower effective rate for the current quarter relates to lower U.S. federal and state income tax provisions due to the benefit of earnings generated in tax jurisdictions outside the U.S. with more favorable rates.

BUSINESS UNIT REPORTING

The following table reflects the direct contribution and average assets of Northern Trust’s business units for the three month periods ended March 31, 2008 and 2007. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and direct expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

In 2008, Northern Trust is transitioning to new management accounting systems. In connection with the implementation of the new systems, enhancements are being made to certain management accounting methodologies used for business unit reporting. These enhancements include changes in the application of funds transfer pricing used in calculating net interest income and revisions to the methodologies for allocating revenue, expense, and capital. These changes had no impact on Northern Trust’s consolidated results of operation or financial condition. Prior year information on a comparable basis is not available and, as a result, period over period changes are not necessarily indicative of changes in business unit performance from the prior year quarter.

In this transition year, internal management reporting is centered on business unit direct contribution, defined as revenues less provision for credit losses and direct expenses. Direct expenses are those incurred directly by each business unit and exclude expenses relating to product and operating support provided by Treasury and other support service functions. Although prior year information has not been restated, business unit direct expenses and direct contribution for the prior year have been provided in the table below for comparative purposes.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other Support Services		Total Consolidated
($ In Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$298.4	$274.2	$228.4	$214.7	$—	$—	$526.8	$488.9
Gain on Visa Redemption	—	—	—	—	167.9	—	167.9	—
Other	146.6	91.5	28.6	24.4	10.0	4.6	185.2	120.5
Net Interest Income (FTE) *	134.1	92.0	121.4	125.2	10.6	(2.8)	266.1	214.4

Revenues (FTE) *	579.1	457.7	378.4	364.3	188.5	1.8	1,146.0	823.8
Provision for Credit Losses	5.0	.4	15.0	(.4)	—	—	20.0	—
Visa Indemnification Charges	—	—	—	—	(76.1)	—	(76.1)	—
Direct Expenses	99.6	86.0	132.1	124.7	379.7	315.2	611.4	525.9

Business Unit Direct Contribution	474.5	371.3	231.3	240.0	(115.1)	(313.4)	590.7	297.9

Average Assets	$46,183.5	$37,966.1	$20,852.3	$18,642.9	$1,056.6	$440.7	$68,092.4	$57,049.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $12.6 million for 2008 and $15.6 million for 2007.

Corporate and Institutional Services

C&IS direct contribution for the quarter totaled $474.5 million compared with $371.3 million reported in the first quarter of 2007. Noninterest income was $445.0 million, up 22% from $365.7 million in last year’s first quarter. Trust, investment and other servicing fees from C&IS in the quarter increased 9% from the year-ago quarter to $298.4 million, primarily reflecting strong new business, partially offset by a decline in securities lending fees. The largest component of C&IS fees is custody and fund administration fees, which increased 24% to a record $174.7 million, reflecting strong growth in our international business. Securities lending fees totaled $31.9 million, down 30% compared with the first quarter last year. The decrease reflects unrealized asset valuation losses in one mark-to-market investment fund used in our securities lending activities, which reduced securities lending fees by approximately $98 million. The adverse impact on securities lending fees from this fund’s asset valuations was partially offset by improved interest rate spreads resulting from the current quarter’s Federal Reserve Bank rate reductions and the strong demand for government securities. Fees from asset management in the quarter increased 4% from the prior year to $74.6 million. Other noninterest income was $146.6 million compared with $91.5 million in last year’s first quarter. Foreign exchange trading income reached a record $112.0 million, up 70% from last year’s first quarter, reflecting continued strong client volumes and higher currency volatility.

Net interest income stated on a FTE basis was $134.1 million, up 46% from $92.0 million in last year’s first quarter. Average earning assets totaled $40.1 billion compared with $33.7 billion in the first quarter of last year. The increase was concentrated in short-term money market assets and loans, and was funded primarily with non-U.S. office interest-bearing deposits. The net interest margin equaled 1.35%, up from 1.11% reported in the prior year quarter. The net interest margin reflects the benefit of a decline in funding costs, partially offset by management accounting systems methodology changes.

The $5.0 million provision for credit losses in the current quarter compares with a $.4 million provision in the first quarter of last year. The provision for the current quarter primarily reflects growth in the commercial portfolio and weakness in the broader economic environment. Direct expenses of C&IS increased 16% and totaled $99.6 million for the first quarter. The increase was driven by higher performance-based compensation, higher staff levels, and annual salary increases.

Personal Financial Services

PFS direct contribution for the current quarter was $231.3 million, down 4% from $240.0 million reported a year ago. Noninterest income was $257.0 million, up 7% from $239.1 million in last year’s first quarter. Trust, investment and other servicing fees in the quarter increased 6% and totaled $228.4 million compared with $214.7 million a year ago. The increase in PFS fees resulted primarily from strong new business and continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. Other operating income totaled $28.6 million compared with $24.4 million in the prior year quarter.

Net interest income stated on a FTE basis was $121.4 million in the current quarter compared with $125.2 million in the prior year’s first quarter. Average earning assets increased $2.3 billion or 13% concentrated in the loan portfolio. The decline in net interest income from the prior year reflects a reduction in the net interest margin from 2.82% last year to 2.41% in the current quarter, primarily reflecting management accounting systems methodology changes in the application of funds transfer pricing and the allocation of capital, which reduced net interest income by approximately $15 million. After adjusting for the impact of the new management accounting systems, the increase in net interest income is primarily attributable to higher levels of earning assets.

A provision for credit losses of $15.0 million was recorded in the current quarter compared with a negative provision of $ .4 million recorded in the prior year first quarter. The provision for the current quarter primarily reflects growth in the commercial portfolio and weakness in the broader economic environment. Direct expenses of PFS increased 6% to $132.1 million from $124.7 million in last year’s first quarter. The increase reflects increased compensation, higher levels of consulting and other professional services, and expenses related to the sponsorship of the Northern Trust Open golf tournament.

Treasury and Other

Treasury and Other Support Services includes expenses associated with Worldwide Operations and Technology (WWOT) and Northern Trust Global Investments (NTGI) product and operating support, expenses associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company, and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Treasury and Other Support Services for the current quarter includes the $167.9 million gain recorded upon the redemption of Visa shares and the $76.1 million reduction of the Visa related indemnification reserves. Net interest income in the current quarter benefited by approximately $24 million as a result of methodology changes under the new management accounting systems. Other noninterest income for the first quarter was $10.0 million compared with $4.6 million in the year-ago quarter. The current quarter includes the $4.9 million gain on the sale of the remaining CME Group Inc. stock. The current quarter increase in direct expenses primarily reflects higher staff levels and annual salary increases, increased business promotion and advertising expenses resulting from the sponsorship of the Northern Trust Open golf tournament, higher expenses for technical and consulting services, and higher performance-based compensation.

BALANCE SHEET

Total assets at March 31, 2008 were $77.5 billion and averaged $68.1 billion for the first quarter, compared with total assets of $59.5 billion at March 31, 2007 and an average balance of $57.0 billion in the prior year first quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $26.8 billion at March 31, 2008 and averaged $24.8 billion for the first quarter, compared with $21.7 billion at March 31, 2007 and the $21.4 billion average for the first quarter last year. Securities totaled $11.2 billion at March 31, 2008 and averaged $10.3 billion for the quarter, compared with $12.6 billion at March 31, 2007 and $12.5 billion on average last year. Asset-backed securities, a component of securities, totaled $2.5 billion at March 31, 2008 and averaged $2.6 billion for the quarter, compared with $1.3 billion at March 31, 2007 and $1.4 billion on average last year. Asset-backed securities held are predominantly floating rate, triple-A rated securities, with average lives less than 5 years. Money market assets totaled $30.4 billion at March 31, 2008 and averaged $24.6 billion in the first quarter, up 45% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office interest-bearing deposits, which averaged $34.0 billion in the quarter, up 24% from the year-ago quarter, and higher levels of noninterest-bearing deposits, which averaged $8.6 billion, up 26% from the year-ago quarter.

Stockholders’ equity increased to $4.76 billion at March 31, 2008 and averaged $4.6 billion for the quarter, up 17% from last year’s first quarter. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the first quarter of 2008, the Corporation repurchased 910,680 shares at a cost of $63.9 million ($70.22 average price per share). An additional 7.8 million shares are authorized for repurchase after March 31, 2008 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2008 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at March 31, 2008 that were above the level required for classification as a “well capitalized” institution. Shown below are the March 31, 2008 and 2007 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended March 31, 2008 or 2007 exceeded 10% of the consolidated total.

	March 31, 2008			March 31, 2007
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	9.5%	11.4%	6.9%	10.2%	12.4%	7.0%
The Northern Trust Company	8.5%	11.1%	5.8%	9.3%	11.7%	6.0%
Northern Trust, NA	10.2%	11.4%	8.7%	10.4%	11.0%	8.4%

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at March 31, 2008 totaled $35.7 million compared with $29.3 million at December 31, 2007 and $37.0 million at March 31, 2007. Nonaccrual loans and leases totaled $27.7 million or .10% of total loans and leases at March 31, 2008. At December 31, 2007 and March 31, 2007, nonaccrual loans and leases totaled $23.2 million and $35.1 million, respectively. The $4.5 million increase in nonaccrual loans during the quarter primarily reflects the reclassification of three loans to nonperforming.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	March 31, 2008	December 31, 2007	March 31, 2007
Nonaccrual Loans
U.S.
Residential Real Estate	$8.6	$5.8	$14.0
Commercial	8.3	10.4	12.6
Commercial Real Estate	3.9	—	—
Personal	6.9	7.0	7.3
Non-U.S.	—	—	1.2

Total Nonaccrual Loans	27.7	23.2	35.1
Other Real Estate Owned	8.0	6.1	1.9

Total Nonperforming Assets	$35.7	$29.3	$37.0

90 Day Past Due Loans Still Accruing	$19.9	$8.6	$15.1

Provision and Reserve for Credit Losses

The provision for credit losses is the charge to current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain a reserve that is sufficient to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, unfunded commitments, and standby letters of credit (inherent loss component). Control processes and analyses employed to evaluate the adequacy of the reserve for credit losses are reviewed on at least an annual basis and modified as considered appropriate. A $20.0 million provision for credit losses was recorded in the first quarter of 2008 compared with no provision in the prior year quarter. The current quarter provision primarily reflects growth in the commercial portfolio and weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three months ended March 31, 2008 and 2007 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows (i) the specific portion of the reserve, (ii) the allocated portion of the inherent reserve and its components by loan category, and (iii) the unallocated portion of the inherent reserve at March 31, 2008, December 31, 2007, and March 31, 2007.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses

	March 31, 2008		December 31, 2007		March 31, 2007
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$11.4	—%	$10.8	—%	$16.4	—%
Allocated Inherent Reserve
Residential Real Estate	15.8	35	13.6	36	12.7	40
Commercial	73.5	24	64.1	22	55.5	22
Commercial Real Estate	33.1	9	28.4	9	23.3	9
Personal	6.8	14	6.2	15	5.7	14
Other	—	6	—	4	—	4
Lease Financing	3.3	4	3.6	5	3.5	5
Non-U.S.	8.0	8	7.4	9	6.2	6

Total Allocated Inherent Reserve	$140.5	100%	$123.3	100%	$106.9	100%

Unallocated Inherent Reserve	25.9	—	26.1	—	25.5	—

Total Reserve	$177.8	100%	$160.2	100%	$148.8	100%

Reserve Assigned to:
Loans and Leases	$165.4		$148.1		$138.3
Unfunded Loan Commitments and Standby Letters of Credit	12.4		12.1		10.5

Total Reserve	$177.8		$160.2		$148.8

The increase in specific reserves from December 31, 2007 is primarily due to the reclassification of certain loans to nonperforming, offset in part by the partial charge-off of one nonperforming loan. The increase in the allocated inherent portion of the reserve relates primarily to the growth in the commercial loan portfolio and weakness in the broader economic environment.

The reserve of $165.4 million assigned to loans and leases, as a percentage of total loans and leases, was .62% at March 31, 2008, compared with .58% at December 31, 2007. At March 31, 2008, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $73.7 million of which $23.3 million was classified as impaired, up from $63.3 million at December 31, 2007 when $19.4 million was classified as impaired, and down from $79.0 million at March 31, 2007 when $31.8 million was classified as impaired.

MARKET RISK MANAGEMENT

As described in the 2007 Financial Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2007.

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, dividend policy, expansion and business development plans, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments with respect to litigation, other contingent liabilities and obligations, and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results.

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, financial assets in specific investment funds with respect to which Northern Trust has taken action to provide stability to the funds and investors in the funds, such as entry into the Capital Support Agreements discussed above, or financial assets in other investment funds or client portfolios; changes in foreign currency exchange rates; Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk and liquidity risk; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. government’s response to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients; changes in the nature and activities of Northern Trust’s competition; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements; Northern Trust’s success in managing the areas of faster growth in its businesses; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s ability to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, systems defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses; increased costs and other risks associated with the current regulatory environment; risks and uncertainties inherent in the

FACTORS AFFECTING FUTURE RESULTS (continued)

litigation and regulatory process; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2007 Financial Annual Report to Shareholders (pages 24 – 34), in the section of the “Notes to Consolidated Financial Statements” in the 2007 Financial Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 66 and 67), in the sections of “Item 1 – Business” of the 2007 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Polices,” “Competition” and “Regulation and Supervision” (pages 3 – 11), in “Item 1A – Risk Factors” of the 2007 Annual Report on Form 10-K (pages 25 – 28). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

	First Quarter
(Interest and rate on a fully taxable equivalent basis)	2008			2007
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$20.0	$2,564.6	3.14%	$16.3	$1,227.0	5.39%
Time Deposits with Banks	237.7	21,967.5	4.35	162.5	15,712.0	4.19
Other Interest-Bearing	.3	44.1	2.89	.3	21.1	5.29

Total Money Market Assets	258.0	24,576.2	4.22	179.1	16,960.1	4.28

Securities
U.S. Government	.1	16.6	2.73	1.3	99.3	5.46
Obligations of States and Political Subdivisions	14.3	862.8	6.66	14.7	885.8	6.66
Government Sponsored Agency	67.7	6,817.5	3.99	138.5	10,300.2	5.45
Other	26.2	2,592.5	4.06	15.5	1,229.1	5.11

Total Securities	108.3	10,289.4	4.23	170.0	12,514.4	5.50

Loans and Leases	323.4	24,777.5	5.25	317.7	21,430.9	6.01

Total Earning Assets	$689.7	59,643.1	4.65%	$666.8	50,905.4	5.31%

Reserve for Credit Losses Assigned to Loans and Leases	—	(148.2)	—	—	(140.1)	—
Cash and Due from Banks	—	3,516.2	—	—	2,300.7	—
Other Assets	—	5,081.3	—	—	3,983.7	—

Total Assets	—	$68,092.4	—	—	$57,049.7	—

Average Source of Funds
Deposits
Savings and Money Market	$47.6	$7,543.0	2.54%	$56.4	$6,830.9	3.35%
Savings Certificates	21.1	2,018.2	4.20	23.4	1,996.8	4.74
Other Time	5.6	527.8	4.23	5.5	471.1	4.74
Non-U.S. Offices Time	272.5	34,039.9	3.22	276.4	27,424.3	4.09

Total Interest- Bearing Deposits	346.8	44,128.9	3.16	361.7	36,723.1	3.99
Short-Term Borrowings	27.5	3,748.2	2.96	45.6	3,939.0	4.69
Senior Notes	9.3	657.8	5.63	5.8	445.0	5.21
Long-Term Debt	36.6	2,687.6	5.46	35.3	2,522.4	5.61
Floating Rate Capital Debt	3.4	276.6	4.94	4.0	276.5	5.81

Total Interest-Related Funds	423.6	51,499.1	3.31	452.4	43,906.0	4.18

Interest Rate Spread	—	—	1.34%	—	—	1.13%
Noninterest-Bearing Deposits	—	8,643.6	—	—	6,881.2	—
Other Liabilities	—	3,343.0	—	—	2,322.0	—
Stockholders’ Equity	—	4,606.7	—	—	3,940.5	—

Total Liabilities and Stockholders’ Equity	—	$68,092.4	—	—	$57,049.7	—

Net Interest Income/Margin (FTE Adjusted)	$266.1	—	1.79%	$214.4	—	1.71%

Net Interest Income/Margin (Unadjusted)	$253.5	—	1.71%	$198.8	—	1.58%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	First Quarter 2008/2007
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$100.2	(77.3)	$22.9
Interest-Related Funds	62.0	(90.8)	(28.8)

Net Interest Income (FTE)	$38.2	$13.5	$51.7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The information called for by this item is incorporated herein by reference to Note 17 titled “Contingent Liabilities” beginning on page 18 of this Form 10-Q.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2008 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2008	6,251	$70.48	6,251
February 1-29, 2008	559,487	71.26	559,487
March 1-31, 2008	344,942	68.53	344,942

Total (First Quarter)	910,680	$70.22	910,680	7,743,591

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Northern Trust Corporation was held on April 15, 2008 for the purposes of (i) electing 14 Directors to hold office until the next annual meeting of stockholders, and (ii) ratifying the appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2008 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees.

All of management’s nominees for Director as named in the proxy statement were elected by the votes set forth in the table below. Each nominee received no fewer than 195,199,138 votes, which amounted to 96.31% of the shares voted and more than a majority of the shares present and voting as required for election. There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD
Linda Walker Bynoe	200,154,648	2,521,790
Nicholas D. Chabraja	201,014,716	1,661,722
Susan Crown	196,666,172	6,010,266
Dipak C. Jain	199,228,168	3,448,270
Arthur L. Kelly	195,199,138	7,477,300
Robert C. McCormack	197,776,522	4,899,916
Edward J. Mooney	196,409,799	6,266,639
William A. Osborn	198,317,623	4,358,815
John W. Rowe	200,091,557	2,584,881
Harold B. Smith	196,641,267	6,035,171
William D. Smithburg	196,090,170	6,586,268
Enrique J. Sosa	200,902,373	1,774,065
Charles A. Tribbett III	200,812,058	1,864,380
Frederick H. Waddell	198,673,980	4,002,458

The appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2008 fiscal year (the “Appointment”) was ratified as follows: 198,328,798 votes were cast “FOR” ratification of the Appointment, 2,696,257 votes were cast “AGAINST” ratification of the Appointment, and 1,651,383 shares abstained from voting on this matter. There were no broker non-votes on this matter.

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

(i) Edited version of the remarks delivered by Frederick H. Waddell, President and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: May 5, 2008	By:	/s/ Steven L. Fradkin
Steven L. Fradkin Executive Vice President and Chief Financial Officer

Date: May 5, 2008	By:	/s/ Aileen B. Blake
Aileen B. Blake Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

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

(i) Edited version of the remarks delivered by Frederick H. Waddell, President and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 15, 2008.