Form 10-Q
period 2008-06-30
NORTHERN TRUST CORP
filed 2008-07-31
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

221,046,920 Shares - $1.66  2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2008)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2008	December 31 2007	June 30 2007
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$5,651.6	$3,921.6	$3,519.0
Federal Funds Sold and Securities Purchased under Agreements to Resell	2,921.2	3,790.7	881.0
Time Deposits with Banks	20,864.0	21,260.0	14,696.1
Other Interest-Bearing	21.4	21.5	21.7
Securities
Available for Sale	10,588.7	7,740.3	11,476.4
Held to Maturity (Fair value - $1,137.8 at June 2008, $1,160.9 at Dec. 2007, $1,124.1 at June 2007)	1,136.3	1,144.8	1,121.7
Trading Account	11.7	3.1	7.1

Total Securities	11,736.7	8,888.2	12,605.2

Loans and Leases
Commercial and Other	19,013.4	16,169.1	15,215.2
Residential Mortgages	9,664.5	9,171.0	8,829.7

Total Loans and Leases (Net of unearned income - $571.4 at June 2008, $559.6 at Dec. 2007, $549.4 at June 2007)	28,677.9	25,340.1	24,044.9

Reserve for Credit Losses Assigned to Loans and Leases	(172.5)	(148.1)	(139.3)
Buildings and Equipment	493.0	491.9	486.1
Customers’ Acceptance Liability	.2	.5	.5
Client Security Settlement Receivables	935.4	563.1	515.5
Goodwill	425.4	425.8	427.0
Other Assets	3,252.6	3,055.9	2,552.0

Total Assets	$74,806.9	$67,611.2	$59,609.7

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$8,506.5	$5,739.3	$5,162.6
Savings and Money Market	7,835.9	7,533.9	7,549.3
Savings Certificates	1,997.3	2,028.0	2,006.3
Other Time	573.3	557.5	630.2
Non U.S. Offices - Noninterest-Bearing	5,497.6	4,379.0	3,063.3
- Interest-Bearing	35,863.7	30,975.4	27,450.3

Total Deposits	60,274.3	51,213.1	45,862.0
Federal Funds Purchased	1,061.0	1,465.8	881.2
Securities Sold Under Agreements to Repurchase	1,210.2	1,763.6	1,860.9
Other Borrowings	585.1	2,108.5	1,193.8
Senior Notes	653.4	653.9	449.7
Long-Term Debt	2,788.7	2,682.4	2,334.6
Floating Rate Capital Debt	276.6	276.6	276.5
Liability on Acceptances	.2	.5	.5
Other Liabilities	2,993.3	2,937.7	2,523.3

Total Liabilities	69,842.8	63,102.1	55,382.5

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at June 2008, December 2007 and June 2007; Outstanding 221,046,920 shares at June 2008, 220,608,834 shares at December 2007 and 220,093,384 shares at June 2007	379.8	379.8	379.8
Additional Paid-In Capital	94.2	69.1	47.3
Retained Earnings	5,032.2	4,556.2	4,340.7
Accumulated Other Comprehensive Income	(148.4)	(90.3)	(146.8)
Treasury Stock - (at cost, 6,874,604 shares at June 2008, 7,312,690 shares at December 2007, and 7,828,140 shares at June 2007)	(393.7)	(405.7)	(393.8)

Total Stockholders’ Equity	4,964.1	4,509.1	4,227.2

Total Liabilities and Stockholders’ Equity	$74,806.9	$67,611.2	$59,609.7

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)
	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$645.1	$532.7	$1,171.9	$1,021.6
Foreign Exchange Trading Income	126.6	81.0	239.8	148.2
Security Commissions and Trading Income	20.4	15.0	38.2	29.0
Treasury Management Fees	18.4	16.4	35.8	32.6
Gain on Visa Share Redemption	—	—	167.9	—
Other Operating Income	34.8	28.3	66.6	51.3
Investment Security Gains	—	—	5.0	.1

Total Noninterest Income	845.3	673.4	1,725.2	1,282.8

Net Interest Income
Interest Income	588.9	678.1	1,266.0	1,329.3
Interest Expense	352.8	482.5	776.4	934.9

Net Interest Income	236.1	195.6	489.6	394.4
Provision for Credit Losses	10.0	4.0	30.0	4.0

Net Interest Income after Provision for Credit Losses	226.1	191.6	459.6	390.4

Noninterest Expenses
Compensation	306.0	251.4	592.2	496.1
Employee Benefits	62.7	58.7	120.0	115.3
Outside Services	106.2	93.7	200.1	177.8
Equipment and Software Expense	56.9	55.6	111.1	106.5
Occupancy Expense	39.7	42.1	81.1	80.1
Visa Indemnification Charges	—	—	(76.1)	—
Other Operating Expenses	71.8	53.8	150.2	105.4

Total Noninterest Expenses	643.3	555.3	1,178.6	1,081.2

Income before Income Taxes	428.1	309.7	1,006.2	592.0
Provision for Income Taxes	212.5	102.8	405.4	198.4

Net Income	$215.6	$206.9	$600.8	$393.6

Per Common Share
Net Income - Basic	$.98	$.94	$2.73	$1.80
- Diluted	.96	.92	2.67	1.76
Cash Dividends Declared	.28	.25	.56	.50

Average Number of Common Shares Outstanding - Basic	220,603,902	219,632,587	220,462,104	219,218,804
- Diluted	225,281,001	224,187,331	225,050,742	223,692,112

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)
	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Net Income	$215.6	$206.9	$600.8	$393.6
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Losses on Securities Available for Sale	(10.7)	(1.9)	(69.4)	(.4)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.3	.4	(.5)	(.8)
Foreign Currency Translation Adjustments	(5.9)	4.8	7.3	(2.9)
Pension and Other Postretirement Benefit Adjustments	2.7	4.4	4.5	5.9

Other Comprehensive Income (Loss)	(11.6)	7.7	(58.1)	1.8

Comprehensive Income	$204.0	$214.6	$542.7	$395.4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Six Months Ended June 30
(In Millions)	2008	2007
Common Stock
Balance at January 1 and June 30	$379.8	$379.8

Additional Paid-in Capital
Balance at January 1	69.1	30.9
Treasury Stock Transaction- Stock Options and Awards	(14.4)	(24.5)
Stock Options and Awards- Amortization	25.9	25.4
Stock Options and Awards- Taxes	13.6	15.5

Balance at June 30	94.2	47.3

Retained Earnings
Balance at January 1, as Previously Reported	4,556.2	4,131.2
Adjustment for the Cumulative Effect of Applying FSP 13-2	—	(73.4)

Balance at January 1, as Adjusted	4,556.2	4,057.8
Net Income	600.8	393.6
Dividends Declared - Common Stock	(124.8)	(110.7)

Balance at June 30	5,032.2	4,340.7

Accumulated Other Comprehensive Income
Balance at January 1	(90.3)	(148.6)
Other Comprehensive Income (Loss)	(58.1)	1.8

Balance at June 30	(148.4)	(146.8)

Treasury Stock
Balance at January 1	(405.7)	(449.4)
Stock Options and Awards	78.9	109.6
Stock Purchased	(66.9)	(54.0)

Balance at June 30	(393.7)	(393.8)

Total Stockholders’ Equity at June 30	$4,964.1	$4,227.2

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)
	Six Months Ended June 30
(In Millions)	2008	2007
Cash Flows from Operating Activities:
Net Income	$600.8	$393.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	30.0	4.0
Depreciation on Buildings and Equipment	41.5	40.3
Amortization of Computer Software	52.8	48.3
Amortization of Intangibles	9.4	10.5
Decrease in Receivables	18.6	19.5
Decrease in Interest Payable	(25.0)	(8.0)
Amortization and Accretion of Securities and Unearned Income	(1.0)	(134.6)
Net (Increase) Decrease in Trading Account Securities	(8.6)	1.5
Visa Indemnification Accruals	(76.1)	—
Other Operating Activities, net	(70.5)	(7.7)

Net Cash Provided by Operating Activities	571.9	367.4

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	869.5	418.7
Net Decrease in Time Deposits with Banks	396.0	772.6
Net Decrease in Other Interest-Bearing Assets	.1	.2
Purchases of Securities-Held to Maturity	(92.7)	(69.4)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	105.5	57.2
Purchases of Securities-Available for Sale	(8,019.7)	(40,874.6)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	5,073.7	40,762.2
Net Increase in Loans and Leases	(3,344.5)	(1,507.3)
Purchases of Buildings and Equipment, net	(42.6)	(39.1)
Purchases and Development of Computer Software	(106.9)	(85.3)
Net Increase in Trust Security Settlement Receivables	(372.3)	(176.2)
Other Investing Activities, net	74.9	331.7

Net Cash Used in Investing Activities	(5,459.0)	(409.3)

Cash Flows from Financing Activities:
Net Increase in Deposits	9,061.2	2,041.8
Net Decrease in Federal Funds Purchased	(404.8)	(1,940.4)
Net Decrease in Securities Sold under Agreements to Repurchase	(553.4)	(89.6)
Net Decrease in Short-Term Other Borrowings	(1,485.3)	(1,770.6)
Proceeds from Term Federal Funds Purchased	75.7	13.0
Repayments of Term Federal Funds Purchased	(113.7)	(25.0)
Proceeds from Senior Notes & Long-Term Debt	663.1	650.0
Repayments of Senior Notes & Long-Term Debt	(556.7)	(629.8)
Treasury Stock Purchased	(62.8)	(50.7)
Net Proceeds from Stock Options	56.9	78.7
Excess Tax Benefits from Stock Incentive Plans	13.6	19.1
Cash Dividends Paid on Common Stock	(123.5)	(109.5)
Other Financing Activities, net	3.7	401.9

Net Cash Provided by (Used in) Financing Activities	6,574.0	(1,411.1)

Effect of Foreign Currency Exchange Rates on Cash	43.1	11.0

Increase (Decrease) in Cash and Due from Banks	1,730.0	(1,442.0)
Cash and Due from Banks at Beginning of Year	3,921.6	4,961.0

Cash and Due from Banks at End of Period	$5,651.6	$3,519.0

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$801.4	$918.7
Income Taxes Paid	160.4	134.4

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2008 and 2007, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Effective in 2008, certain custody related deposit and overdraft amounts, previously included within other operating income in the consolidated statement of income, are now included within net interest income. Revenues from custody client overdrafts are now reported as interest on loans, interest charges from subcustodians as interest expense on other borrowings, and certain adjustments to client deposit earnings as interest expense on non-US deposits. The reclassifications were made to better align the classifications of these income and expense amounts with the related balance sheet presentation. All prior period amounts have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2007 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements -In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Adoption of FSP No. 142-3 as of January 1, 2009 is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

3. Fair Value - Effective January 1, 2008, the Corporation adopted FASB SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. No transition-related adjustments to income or retained earnings were required in connection with Northern Trust’s adoption of SFAS No. 157.

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

Northern Trust’s Level 1 assets and liabilities include available for sale investments in U.S. treasury securities, seed investments for the development of managed fund products consisting of common stock and securities sold but not yet purchased, and U.S. treasury securities held to fund employee benefit and deferred compensation obligations.

Level 2	–

Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.

Northern Trust’s Level 2 assets include available for sale and trading account investments in government sponsored agency securities, asset-backed securities, obligations of states and political subdivisions, corporate debt securities, and non-U.S. government securities, the fair values of which are modeled by external pricing vendors or, in limited cases, modeled internally, using a discounted cash flow approach that incorporates current market yield curves and assumptions regarding anticipated prepayments and defaults. Level 2 assets and liabilities also include derivative contracts such as foreign exchange contracts, interest rate contracts, and credit default swap contracts

Notes to Consolidated Financial Statements (continued)

that are valued using widely accepted models that incorporate inputs readily observable in actively quoted markets and do not require significant judgment. Inputs to these models reflect the contractual terms of the contracts and, based on the type of instrument, can include foreign exchange rates, interest rates, credit spreads, and volatility inputs. Level 2 other assets represent investments in mutual funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset values.

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

The following table presents Northern Trust’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities At Fair Value
Securities
Available for Sale	$20.2	$10,568.5	$—	$—	$10,588.7
Trading Account	—	11.7	—	—	11.7

Total	20.2	10,580.2	—	—	10,600.4

Other Assets
Derivatives	—	1,636.3	—	(519.6)	1,116.7
All Other	78.2	34.3	—	—	112.5

Total	78.2	1,670.6	—	(519.6)	1,229.2

Total Assets at Fair Value	$98.4	$12,250.8	$—	$(519.6)	$11,829.6

Other Liabilities
Derivatives	$—	$1,561.5	$9.9	$(519.6)	$1,051.8
All Other	6.7	—	93.7	—	100.4

Total Liabilities at Fair Value	$6.7	$1,561.5	$103.6	$(519.6)	$1,152.2

*	Amounts represent adjustments for legally enforceable master netting agreements.

Notes to Consolidated Financial Statements (continued)

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2008.

	Other Liabilities
(In Millions)	Derivatives (1)	All Other (2)
Three Months Ended June 30, 2008
Fair Value at March 31, 2008	$8.7	$86.4
Total realized and unrealized (gains) losses included in earnings	1.2	(3.5)
Purchases, sales, issuances, and settlements	—	10.8

Fair Value at June 30, 2008	$9.9	$93.7

Six Months Ended June 30, 2008
Fair Value at January 1, 2008	$—	$162.9
Total realized and unrealized (gains) losses included in earnings	9.9	(80.0)
Purchases, sales, issuances, and settlements	—	10.8

Fair Value at June 30, 2008	$9.9	$93.7

(1)	Balance represents the fair value of the Capital Support Agreements.
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications. All changes in fair value for the current quarter relate to standby letters of credit.

Realized and unrealized gains and losses related to Level 3 liabilities are included in other operating income or expense with the exception of the $76.1 million first quarter 2008 adjustment of the Visa indemnification liability which is presented separately in the consolidated statement of income. Of the total realized and unrealized gains and losses included in earnings for the three and six months ended June 30, 2008, losses of $1.2 million and $9.9 million, respectively, were unrealized. These unrealized losses relate to the valuation of the Corporation’s estimated liability under the Capital Support Agreements held at June 30, 2008.

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

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	June 30, 2008		December 31, 2007		June 30, 2007
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$20.2	$20.2	$5.1	$5.1	$5.1	$5.1
Obligations of States and Political Subdivisions	31.7	31.7	32.1	32.1	31.2	31.2
Government Sponsored Agency	8,231.0	8,231.0	5,466.5	5,466.5	10,333.5	10,333.5
Preferred Stock	—	—	—	—	9.8	9.8
Asset-Backed	1,868.2	1,868.2	1,902.9	1,902.9	898.6	898.6
Other	437.6	437.6	333.7	333.7	198.2	198.2

Subtotal	10,588.7	10,588.7	7,740.3	7,740.3	11,476.4	11,476.4

Held to Maturity
Obligations of States and Political Subdivisions	804.9	821.9	848.8	877.9	852.5	865.3
Government Sponsored Agency	12.3	12.2	13.3	13.3	14.2	13.8
Other	319.1	303.7	282.7	269.7	255.0	245.0
Subtotal	1,136.3	1,137.8	1,144.8	1,160.9	1,121.7	1,124.1

Trading Account	11.7	11.7	3.1	3.1	7.1	7.1

Total Securities	$11,736.7	$11,738.2	$8,888.2	$8,904.3	$12,605.2	$12,607.6

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale (In Millions)	June 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$20.2	$—	$—	$20.2
Obligations of States and Political Subdivisions	30.5	1.2	—	31.7
Government Sponsored Agency	8,222.2	19.8	11.0	8,231.0
Asset-Backed	2,014.2	.7	146.7	1,868.2
Other	438.5	—	.9	437.6

Total	$10,725.6	$21.7	$158.6	$10,588.7

Reconciliation of Book Values to Fair Values of Securities Held to Maturity (In Millions)	June 30, 2008
	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$804.9	$18.3	$1.3	$821.9
Government Sponsored Agency	12.3	.1	.2	12.2
Other	319.1	—	15.4	303.7

Total	$1,136.3	$18.4	$16.9	$1,137.8

Asset-backed securities held at June 30, 2008 were predominantly floating rate, with average lives less than 3 years, and 92% were rated triple-A, 7% were rated double-A, and 1% were rated below AA. Northern Trust has the ability and intent to hold all of its asset-backed securities and all other securities with unrealized losses until a recovery of fair value, which may be maturity, and does not consider them to be other-than-temporarily impaired at June 30, 2008.

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2008	December 31, 2007	June 30, 2007
U.S.
Residential Real Estate	$9,664.5	$9,171.0	$8,829.7
Commercial	7,453.1	5,556.4	5,017.0
Commercial Real Estate	2,661.2	2,350.3	2,006.4
Personal	4,302.7	3,850.8	3,370.5
Other	1,188.7	969.1	885.9
Lease Financing	1,114.6	1,168.4	1,142.4

Total U.S.	26,384.8	23,066.0	21,251.9
Non-U.S.	2,293.1	2,274.1	2,793.0

Total Loans and Leases	$28,677.9	$25,340.1	$24,044.9
Reserve for Credit Losses Assigned to Loans and Leases	(172.5)	(148.1)	(139.3)

Net Loans and Leases	$28,505.4	$25,192.0	$23,905.6

Other U.S. loans and non-U.S. loans included $2.3 billion at June 30, 2008, $1.9 billion at December 31, 2007, and $2.5 billion at June 30, 2007 of short duration advances, primarily related to the processing of custodied client investments.

The following table shows outstanding amounts of nonperforming and impaired loans as of June 30, 2008, December 31, 2007, and June 30, 2007.

(In Millions)	June 30, 2008	December 31, 2007	June 30, 2007
Nonperforming Loans	$30.1	$23.2	$26.8

Impaired Loans with Reserves	$12.3	$15.4	$18.4
Impaired Loans without Reserves*	10.0	4.0	6.1

Total Impaired Loans	$22.3	$19.4	$24.5

Reserves for Impaired Loans	$5.7	$10.8	$14.5
Average Balance of Impaired Loans During the Period	$19.8	$26.3	$28.6

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.

At June 30, 2008, residential real estate loans totaling $6.1 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $6.2 million at June 30, 2008. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At June 30, 2008, legally binding commitments to extend credit totaled $24.2 billion compared with $22.1 billion at December 31, 2007, and $21.4 billion at June 30, 2007.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Balance at Beginning of Period	$177.8	$148.8	$160.2	$151.0
Charge-Offs	(4.9)	(2.4)	(7.6)	(4.7)
Recoveries	.2	.1	.5	.2

Net Charge-Offs	(4.7)	(2.3)	(7.1)	(4.5)
Provision for Credit Losses	10.0	4.0	30.0	4.0

Balance at End of Period	$183.1	$150.5	$183.1	$150.5

Reserve for Credit Losses Assigned to:
Loans and Leases	$172.5	$139.3	$172.5	$139.3
Unfunded Commitments and Standby Letters of Credit	10.6	11.2	10.6	11.2

Total Reserve for Credit Losses	$183.1	$150.5	$183.1	$150.5

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

Control processes and analyses employed to evaluate the adequacy of the reserve for credit losses are reviewed on at least an annual basis and modified as considered appropriate. The inherent component of the reserve addresses exposure relating to probable but unidentified credit-related losses and includes an element that addresses factors such as management’s subjective evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Effective in the second quarter of 2008, the methodology used to determine this element of the inherent reserve was modified to provide for the assignment of reserves to loan groups with shared risk characteristics to better align the reserves with the related credit risk. Previously, this element of the inherent reserve was associated with the credit portfolio as a whole and was referred to as the unallocated inherent reserve.

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $18.5 billion on June 30, 2008, $15.6 billion on December 31, 2007 and $18.3 billion on June 30, 2007. Included in the June 2008 pledged assets were securities available for sale of $1.2 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2008, December 31, 2007, and June 30, 2007 was $468.8 million, $359.6 million, and $466.5 million, respectively. There was no repledged collateral at June 30, 2008, December 31, 2007, or June 30, 2007.

8. Goodwill and Other Intangibles - The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at June 30, 2008, December 31, 2007, and June 30, 2007.

(In Millions)	June 30, 2008	December 31, 2007	June 30, 2007
Corporate and Institutional Services	$364.5	$365.0	$366.1
Personal Financial Services	60.9	60.8	60.9

Total Goodwill	$425.4	$425.8	$427.0

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at June 30, 2008, December 31, 2007, and June 30, 2007, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	June 30, 2008	December 31, 2007	June 30, 2007
Gross Carrying Amount	$244.9	$245.2	$245.4
Accumulated Amortization	151.5	142.1	131.7

Net Book Value	$93.4	$103.1	$113.7

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.5 million and $5.2 million for the quarters ended June 30, 2008 and 2007, respectively, and $9.4 million and $10.5 million for the six months ended June 30, 2008 and 2007, respectively. Amortization for the remainder of 2008 and for the years 2009, 2010, 2011, and 2012 is estimated to be $9.0 million, $17.9 million, $16.0 million, $12.3 million and $12.0 million, respectively.

Notes to Consolidated Financial Statements (continued)

On June 24, 2008, Northern Trust executed a definitive agreement to acquire Lakepoint Investment Partners LLC, a Cleveland, Ohio investment manager for high net worth individuals and institutions such as pension funds and endowments. At the time of the announcement, Lakepoint managed approximately $586 million in assets. The agreement is subject to applicable regulatory approvals and other customary closing conditions, and is expected to close on or around October 1, 2008.

9. Business Units - The tables on pages 30 and 31, reflecting the contribution of Northern Trust’s business units for the three and six month periods ended June 30, 2008 and 2007, are incorporated by reference.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at June 30, 2008 and 2007, and changes during the three- and six-month periods then ended.

	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Three Months Ended June 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(87.4)	$(17.0)	$6.3	$(98.1)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(87.4)	(17.0)	6.3	(98.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(5.8)	2.3	(.8)	(4.3)
Less: Reclassification Adjustments	—	(1.3)	.5	(.8)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(5.8)	3.6	(1.3)	(3.5)
Pension and Other Postretirement Benefit Adjustments	(78.0)	—	—	(78.0)
Less: Reclassification Adjustments	—	3.4	(.7)	2.7

Total Pension and Other Postretirement Benefit Adjustments	(78.0)	3.4	(.7)	(75.3)
Foreign Currency Translation Adjustments	34.4	(21.5)	15.6	28.5

Accumulated Other Comprehensive Income	$(136.8)	$(31.5)	$19.9	$(148.4)

Three Months Ended June 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$6.0	$(2.9)	$1.0	$4.1
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	6.0	(2.9)	1.0	4.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.0	(1.4)	.5	.1
Less: Reclassification Adjustments	—	(2.0)	.7	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.0	.6	(.2)	1.4
Pension and Other Postretirement Benefit Adjustments	(172.3)	—	—	(172.3)
Less: Reclassification Adjustments	—	5.4	(1.0)	4.4

Total Pension and Other Postretirement Benefit Adjustments	(172.3)	5.4	(1.0)	(167.9)
Foreign Currency Translation Adjustments	10.8	(4.3)	9.1	15.6

Accumulated Other Comprehensive Income	$(154.5)	$(1.2)	$8.9	$(146.8)

Six Months Ended June 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(28.7)	$(105.3)	$39.1	$(94.9)
Less: Reclassification Adjustments	—	5.0	(1.8)	3.2

Net Unrealized Gains (Losses) on Securities Available for Sale	(28.7)	(110.3)	40.9	(98.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.3)	1.6	(5.7)
Less: Reclassification Adjustments	—	(3.5)	1.3	(2.2)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(.8)	.3	(3.5)
Pension and Other Postretirement Benefit Adjustments	(79.8)	—	—	(79.8)
Less: Reclassification Adjustments	—	6.8	(2.3)	4.5

Total Pension and Other Postretirement Benefit Adjustments	(79.8)	6.8	(2.3)	(75.3)
Foreign Currency Translation Adjustments	21.2	(19.3)	26.6	28.5

Accumulated Other Comprehensive Income	$(90.3)	$(123.6)	$65.5	$(148.4)

Six Months Ended June 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.5	$(.3)	$—	$4.2
Less: Reclassification Adjustments	—	.1	—	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	(.4)	—	4.1
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(6.5)	2.5	(1.8)
Less: Reclassification Adjustments	—	(5.2)	2.0	(3.2)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(1.3)	.5	1.4
Pension and Other Postretirement Benefit Adjustments	(173.8)	—	—	(173.8)
Less: Reclassification Adjustments	—	10.8	(4.9)	5.9

Total Pension and Other Postretirement Benefit Adjustments	(173.8)	10.8	(4.9)	(167.9)
Foreign Currency Translation Adjustments	18.5	(7.0)	4.1	15.6

Accumulated Other Comprehensive Income	$(148.6)	$2.1	$(.3)	$(146.8)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2008	2007	2008	2007
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	220,603,902	219,632,587	220,462,104	219,218,804

Net Income	$215.6	$206.9	$600.8	$393.6
Basic Net Income Per Common Share	$.98	$.94	$2.73	$1.80

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	220,603,902	219,632,587	220,462,104	219,218,804
Plus Dilutive Potential Common Shares:
Stock Options	3,264,627	3,288,184	3,236,666	3,283,379
Stock Incentive Plans	1,412,472	1,266,560	1,351,972	1,189,929

Average Common and Potential Common Shares	225,281,001	224,187,331	225,050,742	223,692,112

Net Income	$215.6	$206.9	$600.8	$393.6
Diluted Net Income Per Common Share	$.96	$.92	$2.67	$1.76

Note: Options to purchase shares of the Corporation’s common stock, totaling 119,500 and 829,970 for the three and six months ended June 30, 2008, respectively, and 4,662,000 and 5,341,021 for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Corporation’s common stock during these periods.

12. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Interest Income
Loans and Leases	$266.8	$317.9	$586.8	$632.2
Securities – Taxable	75.3	157.7	165.1	305.8
– Non-Taxable	9.0	9.8	18.3	19.5
Time Deposits with Banks	230.1	169.6	467.8	332.1
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	7.7	23.1	28.0	39.7

Total Interest Income	588.9	678.1	1,266.0	1,329.3

Interest Expense
Deposits	280.5	384.9	627.3	746.6
Federal Funds Purchased	10.6	21.3	21.6	38.2
Securities Sold Under Agreements to Repurchase	7.1	21.5	17.1	42.4
Other Borrowings	7.3	10.4	13.8	18.2
Senior Notes	8.9	6.1	18.2	11.9
Long-Term Debt	36.0	34.2	72.6	69.5
Floating Rate Capital Debt	2.4	4.1	5.8	8.1

Total Interest Expense	352.8	482.5	776.4	934.9

Net Interest Income	$236.1	$195.6	$489.6	$394.4

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

Northern Trust and other Visa U.S.A. member banks are obligated to share in losses resulting from certain indemnified litigation involving Visa. In the fourth quarter of 2007, Northern Trust recorded liabilities totaling $150 million in connection with the indemnifications, as discussed in further detail in Note 17. As anticipated, Visa placed a portion of the proceeds from its initial public offering into an escrow account to fund the settlements of, or judgments in, the indemnified litigation. Northern Trust recorded $76.1 million, its proportionate share of the escrow account balance, in the first quarter of 2008 as an offset to the indemnification liabilities and related charges recorded in the fourth quarter of 2007. The net indemnification liability included within the consolidated balance sheet totaled $73.9 million at June 30, 2008.

14. Income Taxes - Total income tax expense for the quarter was $212.5 million, an effective tax rate of 49.6%, compared with $102.8 million in the prior year second quarter, an effective rate of 33.2%. The effective tax rate for the current quarter, excluding the impact of the leasing charges discussed below, was 33.8%.

As described further in Note 17, the IRS challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. Included in unrecognized tax benefits at December 31, 2007 were $208 million of U.S. federal and state tax positions related to leveraged leasing tax deductions challenged by the IRS for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48) requires management to periodically reassess the likely outcome of uncertain tax positions related to leveraged leases. Based on management’s review of judicial decisions involving other taxpayers that were decided in favor of the IRS, Northern Trust revised its estimates regarding the timing of the deductibility of leveraged leasing tax deductions and increased its tax reserves for this matter. As a result of these revisions and an additional six months of tax deductions, the amount included in unrecognized tax benefits related to leveraged leasing tax deductions increased to $380 million as of June 30, 2008. Because of the effect of deferred tax accounting, the disallowance of accelerated deductions does not impact net income, except for related interest and penalties.

Notes to Consolidated Financial Statements (continued)

FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” requires a reallocation of lease income from the inception of the leveraged lease if, during the lease term, the expected timing of income tax deductions are revised. As a result of the reallocation of lease income under the revised assumptions, Northern Trust recorded a $29.4 million charge against interest income in the current quarter. In addition, the provision for income taxes was increased by $57.9 million for interest and penalties, net of $4.5 million of tax benefits related to the interest adjustment. The continuing impact of leasing related revisions is expected to reduce net interest income by approximately $6 million and increase the provision for income taxes by approximately $9 million for the remainder of 2008. The reductions of interest income will be recognized into income over the remaining terms of the affected leveraged leases.

Notes to Consolidated Financial Statements (continued)

15. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three and six months ended June 30, 2008 and 2007.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Service Cost	$7.4	$7.7	$14.8	$15.4
Interest Cost	7.7	7.2	15.4	14.4
Expected Return on Plan Assets	(14.3)	(12.1)	(28.6)	(24.2)
Amortization:
Net Loss	2.0	3.7	4.0	7.4
Prior Service Cost	.3	.3	.6	.6

Net Periodic Pension Expense	$3.1	$6.8	$6.2	$13.6

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Service Cost	$1.2	$1.4	$2.3	$2.8
Interest Cost	1.8	1.6	3.6	3.2
Expected Return on Plan Assets	(2.5)	(2.0)	(4.9)	(4.0)
Net Loss Amortization	.1	.3	.2	.6

Net Periodic Pension Expense	$.6	$1.3	$1.2	$2.6

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Service Cost	$.5	$.5	$1.0	$1.0
Interest Cost	.9	.9	1.8	1.8
Net Loss Amortization	.6	.7	1.2	1.4

Net Periodic Pension Expense	$2.0	$2.1	$4.0	$4.2

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007
Service Cost	$.4	$.5	$.8	$1.0
Interest Cost	1.0	.9	2.0	1.8
Amortization:
Transition Obligation	.1	.1	.2	.2
Net Loss	.3	.3	.6	.6

Net Periodic Benefit Expense	$1.8	$1.8	$3.6	$3.6

Notes to Consolidated Financial Statements (continued)

16. Stock-Based Compensation Plans - The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares. There were no share-based grants during the three months ended June 30, 2008.

Total compensation expense for share-based payment arrangements and the associated tax benefits recognized were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2008	2007	2008	2007
Stock Options	$4.5	$2.8	$12.7	$12.0
Stock and Stock Unit Awards	3.5	2.9	7.4	6.7
Performance Stock Units	4.2	2.9	8.4	5.2

Total Share-Based Compensation Expense	$12.2	$8.6	$28.5	$23.9

Tax Benefits Recognized	$4.5	$3.2	$10.6	$9.0

17. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $3.2 billion on June 30, 2008, $2.9 billion on December 31, 2007 and $2.8 billion on June 30, 2007. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $19.8 million at June 30, 2008, $12.9 million at December 31, 2007, and $13.5 million at June 30, 2007.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued certain indemnifications against loss resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $154.1 billion at June 30, 2008, $179.8 billion at December 31, 2007, and $196.8 billion at June 30, 2007. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and there are no liabilities reflected within the consolidated balance sheet at June 30, 2008, December 31, 2007, or June 30, 2007 related to these indemnifications.

Notes to Consolidated Financial Statements (continued)

Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. A member bank such as Northern Trust is required to recognize this contingent obligation at its estimated fair value in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”. The estimated fair value of the net Visa indemnification liability, recorded within the consolidated balance sheet, was $73.9 million at June 30, 2008 and $150 million at December 31, 2007. Visa has stated that payments related to the above litigation matters will be funded from the litigation escrow account established in connection with its March 2008 initial public offering. Required additional contributions to the escrow account will be funded through subsequent sales of Visa stock with corresponding adjustments to the future realization of the value of the outstanding shares held by Visa U.S.A. member banks. The ultimate resolution of these litigation matters is highly uncertain. However, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

Northern Trust acts as investment advisor to Registered Investment Companies, Undertakings for the Collective Investment of Transferable Securities and other unregistered short-term investment pools in which various clients of Northern Trust are investors. Although not obligated to do so, in February 2008, the Corporation entered into Capital Support Agreements with certain of these entities (the Funds) that hold notes and other instruments issued by Whistlejacket Capital LLC, a structured investment vehicle that has been downgraded by its rating agencies and placed in receivership, in order to provide stability to the Funds and investors in the Funds. Under the terms of the agreements, the Corporation would be required to contribute capital, under certain specific and defined circumstances and not to exceed $229 million in the aggregate, for no consideration. The estimated fair value of the Corporation’s contingent liability under the agreements, recorded within other liabilities in the consolidated balance sheet, was $9.9 million at June 30, 2008. As of June 30, 2008, no capital contributions have been made under the agreements. On July 15, 2008, the Corporation extended the termination dates of the Capital Support Agreements through February 28, 2009 with all other significant terms, including the maximum contribution limits, remaining unchanged.

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

Notes to Consolidated Financial Statements (continued)

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

As part of its audit of federal tax returns filed from 1997 – 2000, the IRS challenged the Corporation’s tax position with respect to thirteen investments made in structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. During the second quarter of 2005, the IRS issued a revised examination report that added proposed adjustments to income and penalty assessments. The Corporation anticipates that the IRS will continue to disallow deductions relating to these leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2000. In October 2005, the Corporation was informed that the Criminal Investigation Division of the IRS was investigating structured leasing transactions in which the Corporation had participated. In February 2007, the IRS referred this matter to the United States Attorney’s Office for the Northern District of Illinois. The Corporation was subsequently advised that it was not a target of the investigation and in June 2008 the Corporation was informed by the United States Attorney’s Office that the investigation had concluded without charges. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. Given recent judicial decisions against taxpayers associated with leasing transactions, the Corporation has increased its reserves relating to its tax liabilities associated with these transactions. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of the leases vigorously.

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

In excess of 96% of Northern Trust’s derivatives outstanding at June 30, 2008 and 2007, measured on a notional value basis, related to client-related and trading activities. The following tables provide information relating to these derivative instruments and derivative instruments utilized for risk management purposes.

Client-Related and Trading Derivative Instruments. The following table shows the notional and fair value amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Credit risk is limited to the positive fair value of the derivative financial instrument, which is significantly less than the notional amount.

	June 30, 2008		June 30, 2007
(In Millions)	Notional Value	Fair Value	Notional Value	Fair Value
Foreign Exchange Contracts	$210,446.7	$66.6	$127,178.5	$40.2
Interest Rate Option Contracts
Purchased	279.6	2.3	280.0	5.8
Sold	279.6	(2.3)	280.0	(5.8)
Interest Rate Swap Contracts	2,901.1	4.0	1,628.9	4.1
Futures Contracts	.7	—	2.0	—

Risk Management Derivative Instruments. The following tables identify the types and classifications of derivative instruments used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - DESIGNATED AS HEDGES

				June 30, 2008		June 30, 2007
(In Millions)	Derivative Instrument	Hedge Classification	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Available for Sale Investment Securities	Interest Rate Swap Contracts	Fair Value	Interest Rate	$3,554.9	$(24.6)	$1,265.4	$7.5
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Fair Value	Interest Rate	400.0	13.0	—	—
Time Deposits with Banks	Interest Rate Swap Contracts	Fair Value	Interest Rate	367.0	(.2)	—	—
Available for Sale Investment Securities	Interest Rate Swap Contracts	Cash Flow	Interest Rate	100.0	1.0	920.0	8.8
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Cash Flow	Foreign Currency	542.7	6.6	815.7	.6
Net Investments in Non-U.S Affiliates	Foreign Exchange Contracts	Net Investment	Foreign Currency	1,166.3	(2.5)	875.7	(4.9)

In addition to the above, Sterling denominated senior and subordinated debt, totaling $499.0 million and $501.2 million at June 30, 2008 and 2007, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Notes to Consolidated Financial Statements (continued)

For all fair value and cash flow hedges of available for sale investment securities, senior notes, subordinated debt, and time deposits with banks, Northern Trust applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. There was no ineffectiveness recorded for these hedges during the six months ended June 30, 2008 or 2007.

For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recognized in earnings for cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions for the six months ended June 30, 2008 or 2007.

For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the six months ended June 30, 2008 or 2007.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - NOT DESIGNATED AS HEDGES

			June 30, 2008		June 30, 2007
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Loans and Leases – Commercial and Other	Credit Default Swap Contracts	Credit	$253.8	$10.3	$260.8	$(2.0)
Loans and Leases – Commercial and Other	Foreign Exchange Contracts	Foreign Currency	11.0	(.2)	47.6	(.4)
Net Investments in Non-U.S. Affiliate Assets and Liabilities	Foreign Exchange Contracts	Foreign Currency	54.4	1.5	49.2	(2.9)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per common share on a diluted basis for the second quarter was $.96, an increase of 4% from $.92 per share earned in last year’s second quarter. Net income also increased 4% to $215.6 million, up from $206.9 million earned in the second quarter of last year. This performance produced an annualized return on average common equity (ROE) of 17.75% versus 20.23% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.22%, compared with 1.40% last year. The current quarter’s results include an $87.3 million, or $.39 per common share, non-cash accounting charge associated with lease transactions which reduced net interest income by $29.4 million and increased income tax expense by $57.9 million.

Northern Trust’s second quarter consolidated revenues stated on a fully taxable equivalent (FTE) basis of $1.09 billion were up 24% from $882.4 million in last year’s second quarter. Trust, investment and other servicing fees increased 21% from last year to $645.1 million. Net interest income increased 19% from last year’s second quarter to $248.8 million on an FTE basis and foreign exchange trading income increased 56% from a year ago to a record $126.6 million. Noninterest expenses totaled $643.3 million for the quarter, up 16% from $555.3 million in the year-ago quarter.

Noninterest Income

Noninterest income of $845.3 million for the quarter accounted for 77% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 59% of total taxable equivalent revenue. The increase in trust, investment and other servicing fees from the prior year second quarter resulted primarily from record securities lending fees and new business, partially offset by lower market valuations. Foreign exchange trading income record results reflect continued strong client volumes and higher currency volatility. Revenues from security commissions and trading income equaled $20.4 million, up 36% from the prior year, driven by increased revenue from brokerage, interest rate protection products, and transition management services.

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30
(In Millions)	2008	2007	% Change
Trust, Investment and Other Servicing Fees	$645.1	$532.7	21%
Foreign Exchange Trading Income	126.6	81.0	56
Security Commissions and Trading Income	20.4	15.0	36
Treasury Management Fees	18.4	16.4	12
Other Operating Income	34.8	28.3	23

Total Noninterest Income	$845.3	$673.4	26%

Noninterest Income (continued)

Assets under custody totaled $4.0 trillion at June 30, 2008. This represents a decrease in assets under custody of 1% from March 31, 2008 and from June 30, 2007. Assets under management totaled $751.4 billion, a 3% decrease from $778.6 billion at March 31, 2008 and a 2% decrease from $766.5 billion at June 30, 2007. The above are in comparison to the twelve month declines in the S&P 500 index of approximately 15% and in the EAFE index (USD) of approximately 13%. As of the current quarter-end, managed assets were invested 39% in equities, 13% in fixed-income securities, and 48% in cash and other assets.

Assets Under Custody (In Billions)	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
Corporate & Institutional	$3,635.7	$3,659.9	$3,802.9	$3,670.1
Personal	325.9	322.2	332.3	319.2

Total Assets Under Custody	$3,961.6	$3,982.1	$4,135.2	$3,989.3

Assets Under Management (In Billions)	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
Corporate & Institutional	$608.6	$632.6	$608.9	$622.1
Personal	142.8	146.0	148.3	144.4

Total Assets Under Management	$751.4	$778.6	$757.2	$766.5

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

Trust, investment and other servicing fees from C&IS in the quarter increased 32% from the year-ago quarter to $409.2 million, primarily reflecting strong securities lending fees and new business, partially offset by lower market valuations. The largest component of C&IS fees is custody and fund administration fees, which increased 17% to $172.4 million. Securities lending fees totaled a record $149.9 million, up 104% compared with the second quarter last year, primarily reflecting improved spreads on the investment of cash collateral and an approximate $25 million partial recovery of prior unrealized losses in one mark-to-market investment fund used in our securities lending activities. This recovery represents approximately 13% of the negative impact from unrealized losses of prior periods. Fees from asset management in the quarter totaled $71.8 million, up 1%, which compares favorably with the declines experienced in the equity markets.

Noninterest Income (continued)

C&IS assets under custody totaled $3.6 trillion at June 30, 2008, down 1% from a year ago, and included $2.0 trillion of global custody assets, a 5% increase compared with a year ago. C&IS assets under management totaled $608.6 billion, a 2% decrease from the prior year. The above are in comparison to the previously noted twelve month declines in the S&P 500 and EAFE (USD) indices. As of the current quarter-end, C&IS managed assets were invested 38% in equities, 10% in fixed-income securities, and 52% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 5% and totaled $235.9 million compared with $223.7 million a year ago. The increase in PFS fees resulted primarily from strong new business, partially offset by lower market valuations. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. PFS assets under custody totaled $325.9 billion at June 30, 2008, a 2% increase from $319.2 billion in the prior year quarter. PFS assets under management totaled $142.8 billion, a 1% decrease from $144.4 billion last year. These are in comparison to the twelve month declines in the S&P 500 and EAFE (USD) indices noted above. As of the current quarter-end, PFS managed assets were invested 43% in equities, 25% in fixed-income securities, and 32% in cash and other assets.

The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30
(In Millions)	2008	2007	% Change
Loan Service Fees	$6.9	$4.0	73%
Banking Service Fees	9.3	8.9	4
Gain on Sale of Leased Equipment	—	4.9	—
Loss on Sale of Non-U.S. Subsidiary	—	(3.0)	—
Other Income	18.6	13.5	38

Total Other Operating Income	$34.8	$28.3	23%

The increase in the other income component of other operating income primarily reflects $2.8 million of valuation gains recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits, a gain on the redemption of an equity investment, and higher custody-related deposit revenue.

Net Interest Income

Net interest income for the quarter totaled $236.1 million, 21% higher than the $195.6 million reported in the second quarter of 2007. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income. Net interest income for the quarter, stated on an FTE basis, totaled $248.8 million, up 19% from $209.0 million reported in the prior year quarter. The current quarter includes the $29.4 million reduction from the leasing related adjustment. Absent this adjustment, the net interest income for the current quarter would have increased 33% from the prior year quarter, reflecting higher levels of average earning assets. The securities portfolio averaged $11.8 billion, down 10% from last year, with the decrease concentrated primarily in variable rate government sponsored agency securities partially offset by higher levels of asset-backed securities. Average loans and leases increased 19% to $26.9 billion, while money market assets increased 41% from the prior year and averaged $24.2 billion for the quarter. The net interest margin equaled 1.59%, unchanged from the prior year quarter. The net interest margin absent the leasing related adjustment would have been 1.78%, reflecting a widening of the spread between interest rates on short term investments and on overnight funding sources, including the impact of Federal Reserve Bank rate reductions.

Average U.S. loans outstanding during the quarter totaled $25.0 billion, 21% higher than the $20.6 billion in last year’s second quarter. Residential real estate averaged $9.5 billion in the quarter, up 8% from the prior year’s second quarter, and represented 35% of the total average loan and lease portfolio. Commercial loans averaged $6.8 billion, up 39% from $4.9 billion last year, while personal loans averaged $4.1 billion, up 31% from last year’s second quarter. Loans outside the U.S. decreased $61.1 million on average from the prior year quarter to $1.8 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $46.2 billion, up 24% from the second quarter of 2007. Non-U.S. office interest-bearing deposits increased $8.1 billion or 29% from last year’s second quarter, resulting primarily from growth in our international business. Retail deposit levels increased $815.5 million due primarily to higher levels of money market deposit accounts. Other interest-related funds averaged $8.4 billion in the quarter compared with $7.9 billion in last year’s second quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $8.3 billion compared with $7.7 billion in last year’s second quarter.

Provision for Credit Losses

The provision for credit losses was $10.0 million in the second quarter compared with $4.0 million in the prior year quarter. The current quarter provision primarily reflects loan growth and continued weakness in the broader economic environment. The reserve for credit losses at June 30, 2008 was $183.1 million compared with $177.8 million at March 31, 2008 and $150.5 million at June 30, 2007. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expenses	Three Months Ended June 30
(In Millions)	2008	2007	% Change
Compensation	$306.0	$251.4	22%
Employee Benefits	62.7	58.7	7
Outside Services	106.2	93.7	13
Equipment and Software Expense	56.9	55.6	2
Occupancy Expense	39.7	42.1	(6)
Other Operating Expenses	71.8	53.8	34

Total Noninterest Expenses	$643.3	$555.3	16%

The current quarter increases in compensation and employee benefit expenses were driven by higher staff levels, higher performance-based compensation, annual salary increases, and higher employment taxes and health care costs. Staff on a full-time equivalent basis at June 30, 2008 totaled 11,797, up 15% from a year ago.

The current quarter increase in outside services expense reflects higher expenses for technical and consulting services.

Increases in the remaining noninterest expense categories are primarily the result of significantly higher charges from account servicing activities, increased business promotion expenses, and a valuation adjustment of the liability established in this year’s first quarter in connection with the previously disclosed Capital Support Agreements. An additional charge of $1.2 million was recorded in the current quarter to bring the Corporation’s contingent liability under the agreements to the June 30, 2008 estimated fair value of $9.9 million. As of June 30, 2008, no capital contributions have been made under the agreements. On July 15, 2008, the Corporation extended the termination dates of the Capital Support Agreements through February 28, 2009 with all other significant terms, including the maximum contribution limits, remaining unchanged.

Provision for Income Taxes

The provision for income taxes was $212.5 million resulting in an effective tax rate of 49.6%. In the prior year quarter, the provision for income taxes was $102.8 million and the effective tax rate was 33.2%. The effective tax rate for the current quarter, excluding the impact of the leasing related adjustments, was 33.8%.

BUSINESS UNIT REPORTING

The following tables reflect the direct contribution and average assets of Northern Trust’s business units for the three and six month periods ended June 30, 2008 and 2007. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and direct expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

In 2008, Northern Trust is transitioning to new management accounting systems. In connection with the implementation of the new systems, enhancements are being made to certain management accounting methodologies used for business unit reporting. These enhancements include changes in the application of funds transfer pricing used in calculating net interest income and revisions to the methodologies for allocating revenue, expense, and capital. These changes have no impact on Northern Trust’s consolidated results of operation or financial condition. The majority of the modifications were affected in the first quarter of 2008; however, refinements continue to be implemented. Prior year information on a comparable basis is not available and, as a result, period over period changes are not necessarily indicative of changes in business unit performance from the prior year period.

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

Three Months Ended June 30	Corporate and Institutional Services		Personal Financial Services		Treasury and Other Support Services		Total Consolidated
($ In Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$409.2	$309.0	$235.9	$223.7	$—	$—	$645.1	$532.7
Other	164.9	110.7	30.9	24.5	4.4	5.5	200.2	140.7
Net Interest Income (FTE) *	98.8	82.8	117.9	129.5	32.1	(3.3)	248.8	209.0

Revenues (FTE) *	672.9	502.5	384.7	377.7	36.5	2.2	1,094.1	882.4
Provision for Credit Losses	(2.8)	(1.2)	12.8	5.2	—	—	10.0	4.0
Direct Expenses	106.2	88.5	138.8	126.6	398.3	340.2	643.3	555.3

Business Unit Direct Contribution *	569.5	415.2	233.1	245.9	(361.8)	(338.0)	440.8	323.1

Average Assets	$48,682.5	$39,729.1	$22,483.0	$18,936.3	$111.1	$492.7	$71,276.6	$59,158.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $12.7 million for 2008 and $13.4 million for 2007.

BUSINESS UNIT REPORTING (continued)

Six Months Ended June 30	Corporate and Institutional Services		Personal Financial Services		Treasury and Other Support Services		Total Consolidated
($ In Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$707.6	$583.2	$464.3	$438.4	$—	$—	$1,171.9	$1,021.6
Gain on Visa Redemption	—	—	—	—	167.9	—	167.9	—
Other	311.5	202.2	59.5	48.9	14.4	10.1	385.4	261.2
Net Interest Income (FTE) *	232.9	174.8	239.3	254.7	42.7	(6.1)	514.9	423.4

Revenues (FTE) *	1,252.0	960.2	763.1	742.0	225.0	4.0	2,240.1	1,706.2
Provision for Credit Losses	2.2	(.8)	27.8	4.8	—	—	30.0	4.0
Visa Indemnification Charges	—	—	—	—	(76.1)	—	(76.1)	—
Direct Expenses	205.8	174.5	270.9	251.3	778.0	655.4	1,254.7	1,081.2

Business Unit Direct Contribution *	1,044.0	786.5	464.4	485.9	(476.9)	(651.4)	1,031.5	621.0

Average Assets	$47,433.0	$38,852.5	$21,667.6	$18,790.4	$583.9	$466.8	$69,684.5	$58,109.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $25.3 million for 2008 and $29.0 million for 2007.

Corporate and Institutional Services

C&IS direct contribution for the quarter totaled $569.5 million compared with $415.2 million reported in the second quarter of 2007. Noninterest income was $574.1 million, up 37% from $419.7 million in last year’s second quarter. Trust, investment and other servicing fees from C&IS in the quarter increased 32% from the year-ago quarter to $409.2 million, primarily reflecting strong securities lending fees and new business, partially offset by lower market valuations. The largest component of C&IS fees is custody and fund administration fees, which increased 17% to $172.4 million. Securities lending fees totaled a record $149.9 million, up 104% compared with the second quarter last year, primarily reflecting improved spreads on the investment of cash collateral and an approximate $25 million partial recovery of unrealized losses in prior periods in one mark-to-market investment fund used in our securities lending activities. Fees from asset management in the quarter totaled $71.8 million, up 1%, which compares favorably with the decline experienced in the equity markets. Other noninterest income was $164.9 million compared with $110.7 million in last year’s second quarter. Foreign exchange trading income reached a record $124.9 million, up 56% from last year’s second quarter, reflecting continued strong client volumes and higher currency volatility.

Net interest income stated on an FTE basis was $98.8 million, up 19% from $82.8 million in last year’s second quarter. The current quarter includes the $29.4 million reduction from the leasing related adjustment. Absent this adjustment, the net interest income for the current quarter would have increased 55% from the prior year quarter, reflecting higher levels of average earning assets. Average earning assets totaled $43.8 billion compared with $35.3 billion in the second quarter of last year. The increase was concentrated in short-term money market assets and loans, and was funded primarily

Corporate and Institutional Services (continued)

with non-U.S. office interest-bearing deposits. The net interest margin equaled .91%, down from .94% reported in the prior year quarter. The net interest margin absent the leasing related adjustment would have been 1.18%, reflecting the benefit of a decline in funding costs, partially offset by management accounting systems methodology changes.

The $2.8 million negative provision for credit losses in the current quarter compares with a $1.2 million negative provision in the second quarter of last year and is partially attributable to the modification of the reserving methodology discussed in the “Asset Quality” section below. Direct expenses of C&IS increased 20% and totaled $106.2 million for the second quarter. The increase was driven by higher performance-based compensation, higher staff levels, and annual salary increases.

Personal Financial Services

PFS direct contribution for the current quarter was $233.1 million, down 5% from $245.9 million reported a year ago. Noninterest income was $266.8 million, up 7% from $248.2 million in last year’s second quarter. Trust, investment and other servicing fees in the quarter increased 5% and totaled $235.9 million compared with $223.7 million a year ago. The increase in PFS fees resulted primarily from strong new business, partially offset by lower market valuations. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees. Other noninterest income totaled $30.9 million compared with $24.5 million in the prior year quarter.

Net interest income stated on an FTE basis was $117.9 million in the current quarter compared with $129.5 million in the prior year’s second quarter. The decline in net interest income from the prior year reflects a reduction in the net interest margin from 2.79% last year to 2.16% in the current quarter, attributable in part to management accounting systems methodology changes in the application of funds transfer pricing and the allocation of capital. The reduction in the net interest margin was partially offset by higher levels of earning assets. Average earning assets increased $3.6 billion or 20% concentrated in the loan portfolio.

A provision for credit losses of $12.8 million was recorded in the current quarter compared with a provision of $5.2 million recorded in the prior year second quarter. The provision for the current quarter primarily reflects growth in the commercial portfolio and continued weakness in the broader economic environment, as well as the modification of the reserving methodology discussed in the “Asset Quality” section below. Direct expenses of PFS increased 10% to $138.8 million from $126.6 million in last year’s second quarter. The increase reflects higher charges from account servicing activities, and increased compensation, partially offset by lower occupancy related costs.

Treasury and Other Support Services

Treasury and Other Support Services includes expenses associated with Worldwide Operations and Technology (WWOT) and Northern Trust Global Investments (NTGI) product and operating support, expenses associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company, and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Net interest income in the current quarter of $32.1 million, as compared to a negative $3.3 million in the prior year quarter, benefited as a result of methodology changes under the new management accounting systems. Other noninterest income for the second quarter was $4.4 million compared with $5.5 million in the year-ago quarter. The current quarter increase in direct expenses primarily reflects higher staff levels in support functions and annual salary increases, higher performance-based compensation, significantly higher charges from account servicing activities, and higher expenses for technical and consulting services.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $2.67 on a diluted basis for the six months ended June 30, 2008 was 52% higher than the $1.76 per share reported in 2007. Net income was $600.8 million compared with $393.6 million earned in the prior year period. This performance produced an annualized ROE of 25.45% for the six months ended June 30, 2008, compared with 19.73% for the same period last year, while the ROA was 1.73% compared with 1.37% in the previous year. The first quarter of 2008 included an after-tax benefit totaling $153.5 million ($.68 per share) realized in connection with the March 2008 initial public offering of Visa Inc. (Visa) common stock. The benefit reflects a pre-tax gain of $167.9 million on the partial redemption of Northern Trust’s Visa shares in the initial public offering and a $76.1 million offset to previously established Visa indemnification accruals and related charges.

($ In Millions Except Per Share Data)	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Amount	Per Share	Amount	Per Share
Reported Earnings	$600.8	$2.67	$393.6	$1.76

Visa Initial Public Offering (net of $90.5 tax effect)	153.5	.68	—	—

Operating Earnings	$447.3	$1.99	$393.6	$1.76

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide investors and others with a clearer indication of the results and trends in Northern Trust’s core businesses.

Absent the first quarter Visa transaction, operating earnings per share for the six months ended June 30, 2008 totaled $1.99, an increase of 13% from $1.76 reported for the same period last year. Operating earnings were up 14% to $447.3 million compared with $393.6 million last year. The current period’s results were negatively impacted by the leasing related adjustments totaling $87.3 million ($.39 per common share).

Revenues stated on an FTE basis, exclusive of the first quarter Visa transaction, totaled $2.07 billion, up 21% from $1.71 billion last year. Trust, investment and other servicing fees were $1.17 billion for the period, up 15% compared with $1.02 billion last year. Trust, investment and other servicing fees represented 57% of revenues adjusted to exclude Visa, and total fee-related income represented 75% of total revenues on an adjusted basis.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 21% to $707.6 million from $583.2 million a year ago, primarily reflecting strong new business, partially offset by lower market valuations. Custody and fund administration fees increased 20% to $347.1 million reflecting strong growth in global fees. Securities lending fees totaled $181.8 million compared with $119.0 million last year, while fees from asset management grew 2% to $146.4 million. Securities lending fees increased primarily due to improved spreads on the investment of cash collateral, partially offset by net unrealized asset valuation losses in one mark-to-market investment fund used in our securities lending activities.

Trust, investment and other servicing fees from PFS increased 6% and totaled $464.3 million compared with $438.4 million a year ago. The increase resulted primarily from strong new business, offset in part by lower equity markets. Revenue growth continued to be broad-based, with all regions and the Wealth Management Group reporting year-over-year increases in fees.

Foreign exchange trading income increased 62% and totaled $239.8 million in the period compared with $148.2 million last year. The increase reflects strong client volumes year-to-date as well as higher currency volatility. Revenues from security commissions and trading income were $38.2 million compared with $29.0 million in the prior year. Other operating income was $66.6 million for the period compared with $51.3 million last year. The current period results include $7.6 million of valuation gains recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits, a gain on the redemption of an equity investment, and higher custody-related deposit revenue.

Net Interest Income

Net interest income for the six-month period ended June 30, 2008 totaled $489.6 million, 24% higher than the $394.4 million reported in the prior year period. Net interest income, stated on a fully taxable equivalent basis, totaled $514.9 million, an increase of 22% from $423.4 million reported in the prior year period. The current period includes leasing related adjustments that reduced net interest income by $29.4 million. The current period increase reflects higher levels of average earning assets, and an increase in the net interest margin. Total average earning assets of $61.3 billion were 18% higher than a year ago. Money market assets were up 43% and averaged $24.4 billion for the period. Average securities decreased 14% to $11.0 billion while average loans and leases were up 17% to $25.8 billion. The net interest margin of 1.69% was up from 1.65% in the prior period. Excluding the impact of the second quarter 2008 leasing related adjustment, the net interest margin would have been 1.79%, reflecting a widening of the spread between interest rates on short term investments and on overnight funding sources, including the impact of Federal Reserve Bank rate reductions.

Provision for Credit Losses

The provision for credit losses was $30.0 million for the first six months compared with $4.0 million for the same period in 2007. The current quarter provision primarily reflects loan growth and weakness in the broader economic environment. Net charge-offs totaled $7.1 million compared with net charge-offs of $4.5 million in 2007.

Noninterest Expenses

Noninterest expenses totaled $1.18 billion for the period, up 9% from $1.08 billion a year ago. Absent the first quarter Visa transaction, noninterest expenses totaled $1.25 billion, up 16% from the prior period. Compensation and employee benefits of $712.2 million represented 57% of total adjusted operating expenses. The current period expense increase reflects the impact of higher staff levels, higher performance-based compensation, annual salary increases, and higher employment taxes and health care costs.

Expenses associated with outside services totaled $200.1 million, up $22.3 million or 13% from last year, reflecting higher expenses for technical and consulting services, and volume-driven growth in global subcustody and investment manager sub-advisor expenses.

The remaining expense categories, exclusive of the first quarter Visa reserve reduction, totaled $342.4 million, up 17% from $292.0 million in 2007. The increase reflects significantly higher charges related to account servicing activities, higher business promotion and advertising expenses, the liability established in connection with the previously disclosed Capital Support Agreements, increased hiring and employee relocation costs, and increases in computer software expense.

Provision for Income Taxes

Total income tax expense was $405.4 million for the six months ended June 30, 2008, representing an effective rate of 40.3%. This compares with $198.4 million in income tax expense and an effective rate of 33.5% for 2007. The effective tax rate for the six months ended June 30, 2008, excluding the impact of the leasing adjustments, was 33.6%.

BALANCE SHEET

Total assets at June 30, 2008 were $74.8 billion and averaged $71.3 billion for the second quarter, compared with total assets of $59.6 billion at June 30, 2007 and an average balance of $59.2 billion in the prior year second quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.7 billion at June 30, 2008 and averaged $26.9 billion for the second quarter, compared with $24.0 billion at June 30, 2007 and the $22.5 billion average for the second quarter last year. Securities totaled $11.7 billion at June 30, 2008 and averaged $11.8 billion for the quarter, compared with $12.6 billion at June 30, 2007 and $13.1 billion on average last year. Asset-backed securities, a component of securities, totaled $1.9 billion at June 30, 2008 and averaged $1.9 billion for the quarter, compared with $.9 billion at June 30, 2007 and $.9 billion on average last year. Asset-backed securities held are predominantly floating rate, triple-A rated securities, with average lives less than 3 years. Money market assets totaled $23.8 billion at June 30, 2008 and averaged $24.2 billion in the second quarter, up 41% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office interest-bearing deposits, which averaged $35.9 billion in the quarter, up 29% from the year-ago quarter, and higher levels of noninterest-bearing deposits, which averaged $9.0 billion, up 27% from the year-ago quarter.

Stockholders’ equity increased to $4.96 billion at June 30, 2008 and averaged $4.9 billion for the quarter, up 19% from last year’s second quarter. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the second quarter of 2008, the Corporation repurchased 39,782 shares at a cost of $2.9 million ($73.57 average price per share). An additional 7.7 million shares are authorized for repurchase after June 30, 2008 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2008 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at June 30, 2008 that were above the level required for classification as a “well capitalized” institution. Shown below are the June 30, 2008 and 2007 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the six-months ended June 30, 2008 or 2007 exceeded 10% of the consolidated total.

	June 30, 2008			June 30, 2007
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	9.8%	11.7%	6.9%	10.0%	12.0%	7.0%
The Northern Trust Company	8.8%	11.5%	5.8%	9.0%	11.2%	5.9%
Northern Trust, NA	10.3%	11.5%	8.8%	10.0%	10.5%	8.4%

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at June 30, 2008 totaled $34.4 million compared with $35.7 million at March 31, 2008 and $32.4 million at June 30, 2007. Nonaccrual loans and leases totaled $30.1 million or .10% of total loans and leases at June 30, 2008. At March 31, 2008 and June 30, 2007, nonaccrual loans and leases totaled $27.7 million and $26.8 million, respectively.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
Nonaccrual Loans
U.S.
Residential Real Estate	$13.4	$8.6	$5.8	$7.2
Commercial	2.9	8.3	10.4	11.0
Commercial Real Estate	7.0	3.9	—	—
Personal	6.8	6.9	7.0	7.4
Non-U.S.	—	—	—	1.2

Total Nonaccrual Loans	30.1	27.7	23.2	26.8
Other Real Estate Owned	4.3	8.0	6.1	5.6

Total Nonperforming Assets	$34.4	$35.7	$29.3	$32.4

90 Day Past Due Loans Still Accruing	$25.9	$19.9	$8.6	$15.0

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

Control processes and analyses employed to evaluate the adequacy of the reserve for credit losses are reviewed on at least an annual basis and modified as considered appropriate. The inherent component of the reserve addresses exposure relating to probable but unidentified credit-related losses and includes an element that addresses factors such as management’s subjective evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Effective in the second quarter of 2008, the methodology used to determine this element of the inherent reserve was modified to provide for the assignment of reserves to loan groups with shared risk characteristics to better align the reserves with the related credit risk. Previously, this element of the inherent reserve was associated with the credit portfolio as a whole and was referred to as the unallocated inherent reserve.

Provision and Reserve for Credit Losses (continued)

A $10.0 million provision for credit losses was recorded in the second quarter of 2008 compared with a $4.0 million provision in the prior year quarter. The current quarter provision primarily reflects growth in the commercial portfolio and weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three- and six- months ended June 30, 2008 and 2007 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve, and the allocated portion of the inherent reserve and its components by loan category at June 30, 2008, March 31, 2008, December 31, 2007, and June 30, 2007, and the unallocated portion of the inherent reserve at March 31, 2008, December 31, 2007, and June 30, 2007.

Allocation of the Reserve for Credit Losses

	June 30, 2008		March 31, 2008		December 31, 2007		June 30, 2007
($ in Millions	Reserve Amount	Percent Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$5.7	—%	$11.4	—%	$10.8	—%	$14.5	—%

Allocated Inherent Reserve
Residential Real Estate	23.7	34	15.8	35	13.6	36	13.1	37
Commercial	91.9	26	73.5	24	64.1	22	58.1	21
Commercial Real Estate	35.0	9	33.1	9	28.4	9	24.5	8
Personal	13.9	15	6.8	14	6.2	15	5.8	14
Other	2.1	4	—	6	—	4	—	4
Lease Financing	3.9	4	3.3	4	3.6	5	3.5	5
Non-U.S.	6.9	8	8.0	8	7.4	9	5.9	11

Total Allocated Inherent Reserve	$177.4	100%	$140.5	100%	$123.3	100%	$110.9	100%

Unallocated Inherent Reserve	—		25.9	—	26.1	—	25.1	—

Total Reserve	$183.1	100%	$177.8	100%	$160.2	100%	$150.5	100%

Reserve Assigned to:
Loans and Leases	$172.5		$165.4		$148.1		$139.3
Unfunded Loan Commitments and Standby Letters of Credit	10.6		12.4		12.1		11.2

Total Reserve	$183.1		$177.8		$160.2		$150.5

The decrease in specific reserves from March 31, 2008 is primarily due to the payoff of one nonperforming loan. The increase in the inherent portion of the reserve relates primarily to the growth in the commercial loan portfolio and weakness in the broader economic environment.

The reserve of $172.5 million assigned to loans and leases, as a percentage of total loans and leases, was .60% at June 30, 2008, compared with .62% at March 31, 2008. At June 30, 2008, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $120.8 million of which $22.3 million was classified as impaired, up from $73.7 million at March 31, 2008 when $23.3 million was classified as impaired, and up from $75.0 million at June 30, 2007 when $24.5 million was classified as impaired.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, financial assets in specific investment funds with respect to which Northern Trust has taken action to provide stability to the funds and investors in the funds, such as entry into the Capital Support Agreements discussed above or that may be entered into in the future, or financial assets in other investment funds or client portfolios; changes in foreign exchange trading client volumes and currency volatility; Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. government’s response to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients; changes in the nature and activities of Northern Trust’s competition; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to

FACTORS AFFECTING FUTURE RESULTS – (continued)

support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the new Basel II capital regime and areas of increased regulatory emphasis and oversight such as the Bank Secrecy Act and Anti-Money Laundering Act; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2007 Financial Annual Report to Shareholders (pages 24—34), in the section of the “Notes to Consolidated Financial Statements” in the 2007 Financial Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 66 and 67), in the sections of “Item 1 – Business” of the 2007 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Polices,” “Competition” and “Regulation and Supervision” (pages 3—11), in “Item 1A – Risk Factors” of the 2007 Annual Report on Form 10-K (pages 25 – 28). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION
	Second Quarter
(Interest and rate on a fully taxable equivalent basis)	2008			2007
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$7.6	$1,386.9	2.21%	$22.8	$1,711.8	5.35%
Time Deposits with Banks	230.1	22,830.1	4.05	169.6	15,450.3	4.40
Other Interest-Bearing	.1	21.5	1.96	.3	21.3	5.43

Total Money Market Assets	237.8	24,238.5	3.95	192.7	17,183.4	4.50

Securities
U.S. Government	.2	20.2	2.25	5.4	389.9	5.47
Obligations of States and Political Subdivisions	14.0	833.9	6.69	14.8	884.5	6.67
Government Sponsored Agency	57.4	8,232.1	2.81	143.0	10,536.3	5.44
Other	22.3	2,684.0	3.34	17.1	1,339.0	5.13

Total Securities	93.9	11,770.2	3.20	180.3	13,149.7	5.50

Loans and Leases	269.9	26,866.2	4.04	318.5	22,517.9	5.67

Total Earning Assets	$601.6	62,874.9	3.85%	$691.5	52,851.0	5.25%

Reserve for Credit Losses Assigned to Loans and Leases	—	(164.7)	—	—	(137.8)	—
Cash and Due from Banks	—	4,080.2	—	—	2,555.8	—
Other Assets	—	4,486.2	—	—	3,889.1	—

Total Assets	—	$71,276.6	—	—	$59,158.1	—

Average Source of Funds
Deposits
Savings and Money Market	$33.1	$7,841.9	1.70%	$60.5	$6,996.4	3.47%
Savings Certificates	16.8	1,953.2	3.45	23.5	1,983.2	4.77
Other Time	4.4	557.3	3.21	6.1	517.8	4.74
Non-U.S. Offices Time	226.2	35,892.3	2.53	294.8	27,762.1	4.26

Total Interest- Bearing Deposits	280.5	46,244.7	2.44	384.9	37,259.5	4.14
Short-Term Borrowings	25.0	4,682.2	2.15	53.2	4,746.9	4.50
Senior Notes	8.9	655.7	5.47	6.1	447.0	5.45
Long-Term Debt	36.0	2,762.4	5.21	34.2	2,435.7	5.48
Floating Rate Capital Debt	2.4	276.6	3.48	4.1	276.5	5.74

Total Interest-Related Funds	352.8	54,621.6	2.60	482.5	45,165.6	4.28

Interest Rate Spread	—	—	1.25%	—	—	0.97%
Noninterest-Bearing Deposits	—	8,998.5	—	—	7,059.0	—
Other Liabilities	—	2,769.6	—	—	2,831.5	—
Stockholders’ Equity	—	4,886.9	—	—	4,102.0	—

Total Liabilities and Stockholders’ Equity	—	$71,276.6	—	—	$59,158.1	—

Net Interest Income/Margin (FTE Adjusted)	$248.8	—	1.59%	$209.0	—	1.59%

Net Interest Income/Margin (Unadjusted)	$236.1		1.51%	$195.6		1.48%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
				Second Quarter 2008/2007
				Change Due To
(In Millions)				Average Balance	Rate	Total
Earning Assets (FTE)				$102.0	$(191.9)	$(89.9)
Interest-Related Funds				61.2	(190.9)	(129.7)

Net Interest Income (FTE)				$40.8	$(1.0)	$39.8

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME			NORTHERN TRUST CORPORATION
	Six Months
(Interest and rate on a fully taxable equivalent basis)	2008			2007
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$27.6	$1,975.8	2.81%	$39.1	$1,470.7	5.37%
Time Deposits with Banks	467.8	22,398.8	4.20	332.1	15,580.4	4.30
Other Interest-Bearing	.4	32.7	2.59	.6	21.3	5.36

Total Money Market Assets	495.8	24,407.3	4.08	371.8	17,072.4	4.39

Securities
U.S. Government	.3	18.4	2.47	6.7	245.4	5.47
Obligations of States and Political Subdivisions	28.3	848.3	6.67	29.5	885.2	6.66
Government Sponsored Agency	125.1	7,524.8	3.34	281.5	10,418.9	5.45
Other	48.5	2,638.3	3.69	32.6	1,284.3	5.12

Total Securities	202.2	11,029.8	3.68	350.3	12,833.8	5.50

Loans and Leases	593.3	25,821.9	4.62	636.2	21,977.4	5.84

Total Earning Assets	$1,291.3	61,259.0	4.24%	$1,358.3	51,883.6	5.28%

Reserve for Credit Losses Assigned to Loans and Leases	—	(156.5)	—	—	(139.0)	—
Cash and Due from Banks	—	3,798.2	—	—	2,429.0	—
Other Assets	—	4,783.8	—	—	3,936.1	—

Total Assets	—	$69,684.5	—	—	$58,109.7	—

Average Source of Funds
Deposits
Savings and Money Market	$80.7	$7,692.4	2.11%	$116.9	$6,914.1	3.41%
Savings Certificates	37.9	1,985.7	3.84	46.9	1,990.0	4.76
Other Time	10.0	542.6	3.71	11.6	494.6	4.74
Non-U.S. Offices Time	498.7	34,966.1	2.87	571.2	27,594.1	4.17

Total Interest- Bearing Deposits	627.3	45,186.8	2.79	746.6	36,992.8	4.07
Short-Term Borrowings	52.5	4,215.2	2.50	98.8	4,345.2	4.59
Senior Notes	18.2	656.8	5.57	11.9	446.0	5.33
Long-Term Debt	72.6	2,725.0	5.36	69.5	2,478.8	5.57
Floating Rate Capital Debt	5.8	276.6	4.21	8.1	276.5	5.81

Total Interest-Related Funds	776.4	53,060.4	2.94	934.9	44,539.3	4.23

Interest Rate Spread	—	—	1.30%	—	—	1.05%
Noninterest-Bearing Deposits	—	8,821.1	—	—	6,970.6	—
Other Liabilities	—	3,056.2	—	—	2,578.2	—
Stockholders’ Equity	—	4,746.8	—	—	4,021.6	—

Total Liabilities and Stockholders’ Equity	—	$69,684.5	—	—	$58,109.7	—

Net Interest Income/Margin (FTE Adjusted)	$514.9	—	1.69%	$423.4	—	1.65%

Net Interest Income/Margin (Unadjusted)	$489.6	—	1.61%	$394.4	—	1.53%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
				Six Months 2008/2007
				Change Due To
(In Millions)				Average Balance	Rate	Total
Earning Assets (FTE)				$204.1	$(271.1)	$(67.0)
Interest-Related Funds				124.5	(283.0)	(158.5)

Net Interest Income (FTE)				$79.6	$11.9	$91.5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 40 of this document.

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

The information called for by this item is incorporated herein by reference to Note 17 titled “Contingent Liabilities” beginning on page 20 of this Form 10-Q.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2008 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1-30, 2008	26,336	$72.55	26,336
May 1-31, 2008	12,175	$75.99	12,175
June 1-30, 2008	1,271	$71.56	1,271

Total (Second Quarter)	39,782	$73.57	39,782	7,703,809

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Amendment Number Seven dated June 2, 2008 to the Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005.

(ii)	First Amendment dated as of June 26, 2008 by and between Madison LaSalle Partners, LLC, as Manager for Madison LaSalle Partners, LLC and Chicago LaSalle Office Co-Investors, LLC, as tenants in common, as successors-in-interest by purchase to Metropolitan Life Insurance Company and The Northern Trust Company to that certain Office Lease dated as of December 29, 2000 entered into between Metropolitan Life Insurance Company as landlord and The Northern Trust Company as tenant (amends Exhibit 10 (xiv) filed with the Annual Report on Form 10-K for the year ended December 31, 2000).

(iii)	Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10 (xxviii)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2002, as previously amended by a Deed of Variation dated May 26, 2005 filed as Exhibit 10(i) with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; relates to Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14).

(iv)	Rent Review Memorandum dated May 30, 2008 for Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14 (relates to Exhibit 10 (xxviii)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(v)	Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10 (xxviii)(2) filed with the Annual Report on Form 10-K for the year ended December 31, 2002, as previously amended by a Deed of Variation dated May 26, 2005 filed as Exhibit 10(i) with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; relates to Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14).

(vi)	Rent Review Memorandum dated May 30, 2008 for Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14 (relates to Exhibit 10 (xxviii)(2) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

Item 6.	Exhibits – (continued)

(vii)	Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10 (xxviii)(3) filed with the Annual Report on Form 10-K for the year ended December 31, 2002, as previously amended by a Deed of Variation dated May 26, 2005 filed as Exhibit 10(i) with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; relates to Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14).

(viii)	Rent Review Memorandum dated May 30, 2008 for Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14 (relates to Exhibit 10 (xxviii)(3) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 31, 2008	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description
(10)	Material Contracts

(i) Amendment Number Seven dated June 2, 2008 to the Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005.

(ii)        First Amendment dated as of June 26, 2008 by and between Madison LaSalle Partners, LLC, as Manager for Madison LaSalle Partners, LLC and Chicago LaSalle Office Co-Investors, LLC, as tenants in common, as successors-in-interest by purchase to Metropolitan Life Insurance Company and The Northern Trust Company to that certain Office Lease dated as of December 29, 2000 entered into between Metropolitan Life Insurance Company as landlord and The Northern Trust Company as tenant (amends Exhibit 10 (xiv) filed with the Annual Report on Form 10-K for the year ended December 31, 2000).

(iii)       Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10 (xxviii)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2002, as previously amended by a Deed of Variation dated May 26, 2005 filed as Exhibit 10(i) with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; relates to Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14).

(iv)       Rent Review Memorandum dated May 30, 2008 for Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14 (relates to Exhibit 10 (xxviii)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

EXHIBIT INDEX – (continued)

(v)         Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10 (xxviii)(2) filed with the Annual Report on Form 10-K for the year ended December 31, 2002, as previously amended by a Deed of Variation dated May 26, 2005 filed as Exhibit 10(i) with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; relates to Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14).

(vi)       Rent Review Memorandum dated May 30, 2008 for Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14 (relates to Exhibit 10 (xxviii)(2) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(vii)      Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (amends Exhibit 10 (xxviii)(3) filed with the Annual Report on Form 10-K for the year ended December 31, 2002, as previously amended by a Deed of Variation dated May 26, 2005 filed as Exhibit 10(i) with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005; relates to Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14).

(viii)     Rent Review Memorandum dated May 30, 2008 for Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14 (relates to Exhibit 10 (xxviii)(3) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.