Form 10-Q
period 2008-09-30
NORTHERN TRUST CORP
filed 2008-10-31
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

223,034,210 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2008)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	September 30 2008	December 31 2007	September 30 2007
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$3,775.7	$3,921.6	$3,871.5
Federal Funds Sold and Securities Purchased under Agreements to Resell	869.9	3,790.7	1,416.3
Time Deposits with Banks	25,187.9	21,260.0	16,827.2
Other Interest-Bearing	21.2	21.5	21.0
Securities
Available for Sale	12,195.2	7,740.3	10,664.7
Held to Maturity (Fair value - $1,142.7 at Sept. 2008, $1,160.9 at Dec. 2007, $1,145.4 at Sept. 2007)	1,155.2	1,144.8	1,134.5
Trading Account	8.7	3.1	4.3

Total Securities	13,359.1	8,888.2	11,803.5

Loans and Leases
Commercial and Other	19,912.6	16,169.1	15,863.1
Residential Mortgages	9,957.6	9,171.0	9,045.0

Total Loans and Leases (Net of unearned income - $541.7 at Sept. 2008, $559.6 at Dec. 2007, $560.4 at Sept. 2007)	29,870.2	25,340.1	24,908.1

Reserve for Credit Losses Assigned to Loans and Leases	(194.7)	(148.1)	(143.2)
Buildings and Equipment	492.9	491.9	478.7
Customers’ Acceptance Liability	.6	.5	.6
Client Security Settlement Receivables	857.0	563.1	338.7
Goodwill	410.0	425.8	429.6
Other Assets	4,594.2	3,055.9	3,146.9

Total Assets	$79,244.0	$67,611.2	$63,098.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$7,004.5	$5,739.3	$4,726.0
Savings and Money Market	8,104.7	7,533.9	7,185.2
Savings Certificates	2,177.4	2,028.0	2,112.5
Other Time	639.6	557.5	539.4
Non U.S. Offices - Noninterest-Bearing	3,452.5	4,379.0	4,448.6
- Interest-Bearing	41,060.4	30,975.4	28,657.1

Total Deposits	62,439.1	51,213.1	47,668.8
Federal Funds Purchased	1,500.0	1,465.8	747.8
Securities Sold Under Agreements to Repurchase	1,012.7	1,763.6	1,796.8
Other Borrowings	271.3	2,108.5	1,903.9
Senior Notes	1,038.2	653.9	452.5
Long-Term Debt	3,267.6	2,682.4	2,478.3
Floating Rate Capital Debt	276.6	276.6	276.6
Liability on Acceptances	.6	.5	.6
Other Liabilities	4,601.9	2,937.7	3,414.2

Total Liabilities	74,408.0	63,102.1	58,739.5

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares at September 2008, December 2007 and September 2007; Outstanding 223,034,210 shares at September 2008, 220,608,834 shares at December 2007 and 219,942,279 shares at September 2007	379.8	379.8	379.8
Additional Paid-In Capital	105.9	69.1	54.1
Retained Earnings	4,821.1	4,556.2	4,493.6
Accumulated Other Comprehensive Income	(190.2)	(90.3)	(152.5)
Treasury Stock - (at cost, 4,887,314 shares at September 2008, 7,312,690 shares at December 2007, and 7,979,245 shares at September 2007)	(280.6)	(405.7)	(415.6)

Total Stockholders’ Equity	4,836.0	4,509.1	4,359.4

Total Liabilities and Stockholders’ Equity	$79,244.0	$67,611.2	$63,098.9

CONSOLIDATED STATEMENT OF INCOME		NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$474.9	$508.8	$1,646.8	$1,530.4
Foreign Exchange Trading Income	141.8	91.9	381.6	240.1
Security Commissions and Trading Income	19.2	18.2	57.4	47.2
Treasury Management Fees	17.6	16.1	53.4	48.7
Gain on Visa Share Redemption	—	—	167.9	—
Other Operating Income	36.2	19.2	102.8	70.5
Investment Security Gains (Losses)	(16.9)	6.3	(11.9)	6.4

Total Noninterest Income	672.8	660.5	2,398.0	1,943.3

Net Interest Income
Interest Income	640.9	720.9	1,906.9	2,050.3
Interest Expense	387.5	507.7	1,163.9	1,442.7

Net Interest Income	253.4	213.2	743.0	607.6
Provision for Credit Losses	25.0	6.0	55.0	10.0

Net Interest Income after Provision for Credit Losses	228.4	207.2	688.0	597.6

Noninterest Expenses
Compensation	230.3	259.5	822.5	755.6
Employee Benefits	52.4	57.1	172.4	172.4
Outside Services	106.5	99.3	306.6	277.1
Equipment and Software Expense	60.7	53.6	171.8	160.1
Occupancy Expense	41.8	39.2	122.9	119.3
Visa Indemnification Charges	30.0	—	(46.1)	—
Other Operating Expenses	632.3	57.9	782.5	163.3

Total Noninterest Expenses	1,154.0	566.6	2,332.6	1,647.8

Income (Loss) before Income Taxes	(252.8)	301.1	753.4	893.1
Provision (Benefit) for Income Taxes	(104.5)	92.8	300.9	291.2

Net Income (Loss)	$(148.3)	$208.3	$452.5	$601.9

Per Common Share
Net Income (Loss) - Basic	$(0.67)	$.95	$2.05	$2.74
- Diluted	(0.67)	.93	2.01	2.69
Cash Dividends Declared	.28	.25	.84	.75

Average Number of Common Shares Outstanding - Basic	221,899,198	219,914,891	220,944,632	219,453,383
- Diluted	221,899,198	224,186,476	225,606,261	223,851,339

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME		NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2008	2007	2008	2007
Net Income (Loss)	$(148.3)	$208.3	$452.5	$601.9
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Losses on Securities Available for Sale	(32.4)	(4.4)	(101.8)	(4.8)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.2)	(.8)	(2.7)	(1.6)
Foreign Currency Translation Adjustments	(9.0)	(3.6)	(1.7)	(6.5)
Pension and Other Postretirement Benefit Adjustments	1.8	3.1	6.3	9.0

Other Comprehensive Income (Loss)	(41.8)	(5.7)	(99.9)	(3.9)

Comprehensive Income (Loss)	$(190.1)	$202.6	$352.6	$598.0

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Nine Months Ended September 30
(In Millions)	2008	2007
Common Stock
Balance at January 1 and September 30	$379.8	$379.8

Additional Paid-in Capital
Balance at January 1	69.1	30.9
Treasury Stock Transaction- Stock Options and Awards	(26.7)	(37.7)
Stock Options and Awards- Amortization	29.9	36.0
Stock Options and Awards- Taxes	33.6	24.9

Balance at September 30	105.9	54.1

Retained Earnings
Balance at January 1, as Previously Reported	4,556.2	4,131.2
Adjustment for the Cumulative Effect of Applying FSP 13-2	—	(73.4)

Balance at January 1, as Adjusted	4,556.2	4,057.8
Net Income	452.5	601.9
Dividends Declared - Common Stock	(187.6)	(166.1)

Balance at September 30	4,821.1	4,493.6

Accumulated Other Comprehensive Income
Balance at January 1	(90.3)	(148.6)
Other Comprehensive Income (Loss)	(99.9)	(3.9)

Balance at September 30	(190.2)	(152.5)

Treasury Stock
Balance at January 1	(405.7)	(449.4)
Stock Options and Awards	195.8	164.7
Stock Purchased	(70.7)	(130.9)

Balance at September 30	(280.6)	(415.6)

Total Stockholders’ Equity at September 30	$4,836.0	$4,359.4

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2008	2007
Cash Flows from Operating Activities:
Net Income	$452.5	$601.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	55.0	10.0
Depreciation on Buildings and Equipment	63.4	61.6
Amortization of Computer Software	81.9	74.1
Amortization of Intangibles	13.7	15.7
(Increase) Decrease in Receivables	88.1	(37.5)
Decrease in Interest Payable	(9.7)	(.7)
Amortization and Accretion of Securities and Unearned Income	(10.6)	(221.9)
Investment Security (Gains) Losses, net	11.9	(6.4)
Client Support-Related Charges	571.4	—
Net (Increase) Decrease in Trading Account Securities	(5.6)	4.3
Visa Indemnification Accruals	(46.1)	—
Other Operating Activities, net	(346.7)	101.1

Net Cash Provided by Operating Activities	919.2	602.2

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	2,920.8	(116.6)
Net Increase in Time Deposits with Banks	(3,927.9)	(1,358.5)
Net Decrease in Other Interest-Bearing Assets	.3	.9
Purchases of Securities-Held to Maturity	(165.6)	(92.3)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	160.1	72.6
Purchases of Securities-Available for Sale	(10,430.9)	(48,111.1)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	5,809.2	48,958.3
Net Increase in Loans and Leases	(4,528.6)	(2,363.6)
Purchases of Buildings and Equipment, net	(64.4)	(53.0)
Purchases and Development of Computer Software	(157.6)	(126.1)
Net (Increase) Decrease in Trust Security Settlement Receivables	(293.9)	0.6
Other Investing Activities, net	(171.8)	413.8

Net Cash Used in Investing Activities	(10,850.3)	(2,775.0)

Cash Flows from Financing Activities:
Net Increase in Deposits	11,226.0	3,848.6
Net Increase (Decrease) in Federal Funds Purchased	34.2	(2,073.8)
Net Decrease in Securities Sold under Agreements to Repurchase	(750.9)	(153.7)
Net Increase (Decrease) in Short-Term Other Borrowings	(1,804.6)	(1,060.5)
Proceeds from Term Federal Funds Purchased	84.7	194.0
Repayments of Term Federal Funds Purchased	(118.7)	(206.0)
Proceeds from Senior Notes & Long-Term Debt	1,863.1	1,620.0
Repayments of Senior Notes & Long-Term Debt	(859.5)	(1,460.2)
Treasury Stock Purchased	(63.9)	(126.9)
Net Proceeds from Stock Options	159.1	119.7
Excess Tax Benefits from Stock Incentive Plans	33.6	28.8
Cash Dividends Paid on Common Stock	(185.4)	(164.5)
Other Financing Activities, net	281.6	461.6

Net Cash Provided by (Used in) Financing Activities	9,899.3	1,027.1

Effect of Foreign Currency Exchange Rates on Cash	(114.1)	56.2

Increase (Decrease) in Cash and Due from Banks	(145.9)	(1,089.5)
Cash and Due from Banks at Beginning of Year	3,921.6	4,961.0

Cash and Due from Banks at End of Period	$3,775.7	$3,871.5

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,173.6	$1,403.8
Income Taxes Paid	288.2	183.1

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2008 and 2007, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Effective in 2008, certain custody related deposit and overdraft amounts, previously included within other operating income in the consolidated statement of income, are now included within net interest income. Revenues from custody client overdrafts are now reported as interest on loans, interest charges from subcustodians as interest expense on other borrowings, and certain adjustments to client deposit earnings as interest expense on non-U.S. deposits. The reclassifications were made to better align the classifications of these income and expense amounts with the related balance sheet presentation. All prior period amounts have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2007 Financial Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). This FSP provides guidance in determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in the FASB’s Statement No. 128, “Earnings Per Share”. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires retrospective application to all prior-period earnings per share data presented. Northern Trust is currently assessing the impact of the FSP on the financial statement presentation of earnings per share.

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS No. 133-1 and FIN 45-4 require enhanced disclosures about credit derivatives and guarantees and amend FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 addresses financial statement disclosures only, its adoption will not impact Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

In October 2008, the FASB issued FSP FAS 157-3, “Determining Fair Value in a Market That Is Not Active”, which addresses the measurement of fair value in markets that are not active. FSP FAS 157-3 is consistent with the press release issued jointly by the FASB and the Securities and Exchange Commission on September 30, 2008, and provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. The FSP’s clarification was effective upon issuance. Adoption of FSP 157-3 did not have a material impact on Northern Trust’s consolidated financial position or results of operations.

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s Level 2 assets include available for sale and trading account investments in government sponsored agency securities, asset-backed securities, obligations of states and political subdivisions, corporate debt securities, and non-U.S. government securities, the fair values of which are modeled by external pricing vendors or, in limited cases, modeled internally, using a discounted cash flow approach that incorporates current market yield curves and assumptions regarding anticipated prepayments and defaults. Level 2 assets and liabilities also include derivative contracts such as foreign exchange contracts, interest rate contracts, and credit default swap contracts that are valued using widely accepted models that incorporate inputs readily observable in actively quoted markets and do not require significant judgment. Inputs to these models reflect the contractual terms of the contracts and, based on the type of instrument, can include foreign exchange rates, interest rates, credit spreads, and volatility inputs. Level 2 other assets represent investments in mutual funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset values.

Level 3	–	Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 liabilities include capital support agreements (Capital Support Agreements) with certain investment funds and investment asset pools for which Northern Trust acts as investment advisor. These agreements are valued using an option pricing model that includes prices for securities not actively traded in the marketplace as a significant input. Level 3 liabilities also include financial guarantees relating to standby letters of credit and a net estimated liability for Visa related indemnifications, the fair values of which are based on available market data and significant management judgment.

The following table presents Northern Trust’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities At Fair Value
Securities
Available for Sale	$20.0	$12,175.2	$—	$—	$12,195.2
Trading Account	—	8.7	—	—	8.7

Total	20.0	12,183.9	—	—	12,203.9

Other Assets
Derivatives	—	3,480.0	—	(1,208.2)	2,271.8
All Other	75.7	32.7	—	—	108.4

Total	75.7	3,512.7	—	(1,208.2)	2,380.2

Total Assets at Fair Value	$95.7	$15,696.6	$—	$(1,208.2)	$14,584.1

Other Liabilities
Derivatives	$—	$3,312.6	$323.8	$(1,208.2)	$2,428.2
All Other	6.2	—	129.0	—	135.2

Total Liabilities at Fair Value	$6.2	$3,312.6	$452.8	$(1,208.2)	$2,563.4

*	Amounts represent adjustments for legally enforceable master netting agreements.

Notes to Consolidated Financial Statements (continued)

The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2008.

(In Millions)	Other Liabilities
	Derivatives (1)	All Other (2)
Three Months Ended September 30, 2008
Fair Value at June 30, 2008	$9.9	$93.7
Total realized and unrealized (gains) losses included in earnings	313.9	27.6
Purchases, sales, issuances, and settlements	—	7.7

Fair Value at September 30, 2008	$323.8	$129.0

Nine Months Ended September 30, 2008
Fair Value at January 1, 2008	$—	$162.9
Total realized and unrealized (gains) losses included in earnings	323.8	(52.4)
Purchases, sales, issuances, and settlements	—	18.5

Fair Value at September 30, 2008	$323.8	$129.0

(1)	Balance represents the fair value of the Capital Support Agreements (Refer to Note 20).
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

Realized and unrealized gains and losses related to Level 3 liabilities are included in other operating income or expense with the exception of the $30 million current quarter increase and the $76.1 million first quarter 2008 decrease of the Visa indemnification liability, which have been presented separately in the consolidated statement of income. Of the total realized and unrealized gains and losses included in earnings for the three and nine months ended September 30, 2008, losses of $343.9 million and $353.8 million, respectively, were unrealized. These unrealized losses relate to the valuation of the Corporation’s estimated liability under the Capital Support Agreements held at September 30, 2008 and the current quarter increase of the Visa indemnification liability.

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

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	September 30, 2008		December 31, 2007		September 30, 2007
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$20.0	$20.0	$5.1	$5.1	$5.1	$5.1
Obligations of States and Political Subdivisions	31.7	31.7	32.1	32.1	31.5	31.5
Government Sponsored Agency	9,868.8	9,868.8	5,466.5	5,466.5	8,555.0	8,555.0
Preferred Stock	—	—	—	—	9.8	9.8
Asset-Backed	1,799.9	1,799.9	1,902.9	1,902.9	1,825.4	1,825.4
Other	474.8	474.8	333.7	333.7	237.9	237.9

Subtotal	12,195.2	12,195.2	7,740.3	7,740.3	10,664.7	10,664.7

Held to Maturity
Obligations of States and Political Subdivisions	797.6	805.1	848.8	877.9	852.7	876.6
Government Sponsored Agency	37.2	37.3	13.3	13.3	13.8	13.6
Other	320.4	300.3	282.7	269.7	268.0	255.2

Subtotal	1,155.2	1,142.7	1,144.8	1,160.9	1,134.5	1,145.4

Trading Account	8.7	8.7	3.1	3.1	4.3	4.3

Total Securities	$13,359.1	$13,346.6	$8,888.2	$8,904.3	$11,803.5	$11,814.4

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$19.9	$.1	$—	$20.0
Obligations of States and Political Subdivisions	30.5	1.2	—	31.7
Government Sponsored Agency	9,875.7	10.9	17.8	9,868.8
Asset-Backed	1,979.7	—	179.8	1,799.9
Other	477.1	—	2.3	474.8

Total	$12,382.9	$12.2	$199.9	$12,195.2

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	September 30, 2008
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$797.6	$12.8	$5.3	$805.1
Government Sponsored Agency	37.2	.3	.2	37.3
Other	320.4	.1	20.2	300.3

Total	$1,155.2	$13.2	$25.7	$1,142.7

Losses totaling $16.9 million were recognized in the current quarter in connection with the write-down to estimated fair value of two asset-backed securities determined to be other-than-temporarily impaired as of September 30, 2008. Asset-backed securities held at September 30, 2008 were predominantly floating rate, with average lives less than 2 years, and 86% were rated triple-A, 8% were rated double-A, and 6% were rated below double-A. Northern Trust has the ability and intent to hold all of its asset-backed securities and all other securities with unrealized losses until a recovery of fair value, which may be maturity, and does not consider them to be other-than-temporarily impaired at September 30, 2008. However, due to market fluctuations and economic uncertainty, additional other-than-temporary impairments may occur in future periods.

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2008	December 31, 2007	September 30, 2007
U.S.
Residential Real Estate	$9,957.6	$9,171.0	$9,045.0
Commercial	7,741.7	5,556.4	5,213.2
Commercial Real Estate	2,940.8	2,350.3	2,151.7
Personal	4,629.0	3,850.8	3,463.5
Other	1,747.8	969.1	757.9
Lease Financing	1,122.6	1,168.4	1,144.0

Total U.S.	28,139.5	23,066.0	21,775.3
Non-U.S.	1,730.7	2,274.1	3,132.8

Total Loans and Leases	$29,870.2	$25,340.1	$24,908.1
Reserve for Credit Losses Assigned to Loans and Leases	(194.7)	(148.1)	(143.2)

Net Loans and Leases	$29,675.5	$25,192.0	$24,764.9

Other U.S. loans and non-U.S. loans included $2.5 billion at September 30, 2008, $1.9 billion at December 31, 2007, and $2.7 billion at September 30, 2007 of short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

The following table shows outstanding amounts of nonperforming and impaired loans as of September 30, 2008, December 31, 2007, and September 30, 2007.

(In Millions)	September 30, 2008	December 31, 2007	September 30, 2007
Nonperforming Loans	$58.8	$23.2	$23.4

Impaired Loans with Reserves	$33.1	$15.4	$16.3
Impaired Loans without Reserves*	15.5	4.0	3.8

Total Impaired Loans	$48.6	$19.4	$20.1

Reserves for Impaired Loans	$7.9	$10.8	$13.0
Average Balance of Impaired Loans During the Period	$28.4	$26.3	$23.5

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.

At September 30, 2008, residential real estate loans totaling $5.9 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $6.7 million at September 30, 2008. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At September 30, 2008, legally binding commitments to extend credit totaled $24.7 billion compared with $22.1 billion at December 31, 2007, and $21.9 billion at September 30, 2007.

Notes to Consolidated Financial Statements (continued)

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2008	2007	2008	2007
Balance at Beginning of Period	$183.1	$150.5	$160.2	$151.0
Charge-Offs	(1.5)	(2.6)	(9.2)	(7.3)
Recoveries	1.2	.6	1.8	.8

Net Charge-Offs	(.3)	(2.0)	(7.4)	(6.5)
Provision for Credit Losses	25.0	6.0	55.0	10.0
Effect of Foreign Exchange Rates	(.3)	—	(.3)	—

Balance at End of Period	$207.5	$154.5	$207.5	$154.5

Reserve for Credit Losses Assigned to:
Loans and Leases	$194.7	$143.2	$194.7	$143.2
Unfunded Commitments and Standby Letters of Credit	12.8	11.3	12.8	11.3

Total Reserve for Credit Losses	$207.5	$154.5	$207.5	$154.5

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

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $21.4 billion on September 30, 2008, $15.6 billion on December 31, 2007 and $16.1 billion on September 30, 2007. Included in the September 30, 2008 pledged assets were securities available for sale of $1.0 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2008, December 31, 2007, and September 30, 2007 was $127.3 million, $359.6 million, and $264.7 million, respectively. There was no repledged collateral at September 30, 2008, December 31, 2007, or September 30, 2007.

8. Goodwill and Other Intangibles - The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at September 30, 2008, December 31, 2007, and September 30, 2007.

(In Millions)	September 30, 2008	December 31, 2007	September 30, 2007
Corporate and Institutional Services	$349.4	$365.0	$368.7
Personal Financial Services	60.6	60.8	60.9

Total Goodwill	$410.0	$425.8	$429.6

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at September 30, 2008, December 31, 2007, and September 30, 2007, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	September 30, 2008	December 31, 2007	September 30, 2007
Gross Carrying Amount	$239.8	$245.2	$246.6
Accumulated Amortization	155.8	142.1	136.9

Net Book Value	$84.0	$103.1	$109.7

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.3 million and $5.2 million for the quarters ended September 30, 2008 and 2007, respectively, and $13.7 million and $15.7 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization for the remainder of 2008 and for the years 2009, 2010, 2011, and 2012 is estimated to be $3.3 million, $16.6 million, $14.8 million, $11.2 million and $11.0 million, respectively.

Notes to Consolidated Financial Statements (continued)

On October 1, 2008, Northern Trust completed its acquisition of Lakepoint Investment Partners LLC, a Cleveland, Ohio investment manager for high net worth individuals and institutions such as pension funds and endowments. At the date of acquisition, Lakepoint managed approximately $395 million in assets.

9. Senior and Subordinated Notes - On August 13, 2008, Northern Trust issued $400 million of 5.50% fixed-rate senior notes of the Corporation due on August 15, 2013 and $300 million of 6.50% fixed-rate subordinated notes of The Northern Trust Company due on August 15, 2018. The senior and subordinated notes are non-callable and unsecured and were issued at discounts to yield 5.59% and 6.52%, respectively.

10. Business Units - The tables on pages 33 and 34, reflecting the contribution of Northern Trust’s business units for the three and nine month periods ended September 30, 2008 and 2007, are incorporated by reference.

Notes to Consolidated Financial Statements (continued)

11. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at September 30, 2008 and 2007, and changes during the three- and nine-month periods then ended.

(In Millions)	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
		Pre-Tax Amount	Tax Effect
Three Months Ended September 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(98.1)	$(34.6)	$12.8	$(119.9)
Less: Reclassification Adjustments	—	16.9	(6.3)	10.6

Net Unrealized Gains (Losses) on Securities Available for Sale	(98.1)	(51.5)	19.1	(130.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.5)	(.3)	.1	(3.7)
Less: Reclassification Adjustments	—	3.3	(1.3)	2.0

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.5)	(3.6)	1.4	(5.7)
Pension and Other Postretirement Benefit Adjustments	(75.3)	—	—	(75.3)
Less: Reclassification Adjustments	—	3.4	(1.6)	1.8

Total Pension and Other Postretirement Benefit Adjustments	(75.3)	3.4	(1.6)	(73.5)
Foreign Currency Translation Adjustments	28.5	58.2	(67.2)	19.5

Accumulated Other Comprehensive Income	$(148.4)	$6.5	$(48.3)	$(190.2)

Three Months Ended September 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.1	$(.9)	$.4	$3.6
Less: Reclassification Adjustments	—	6.3	(2.4)	3.9

Net Unrealized Gains (Losses) on Securities Available for Sale	4.1	(7.2)	2.8	(.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.4	(3.9)	1.5	(1.0)
Less: Reclassification Adjustments	—	(2.6)	1.0	(1.6)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	1.4	(1.3)	.5	.6
Pension and Other Postretirement Benefit Adjustments	(167.9)	—	—	(167.9)
Less: Reclassification Adjustments	—	5.4	(2.3)	3.1

Total Pension and Other Postretirement Benefit Adjustments	(167.9)	5.4	(2.3)	(164.8)
Foreign Currency Translation Adjustments	15.6	(18.5)	14.9	12.0

Accumulated Other Comprehensive Income	$(146.8)	$(21.6)	$15.9	$(152.5)

Nine Months Ended September 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(28.7)	$(149.9)	$55.6	$(123.0)
Less: Reclassification Adjustments	—	11.9	(4.4)	7.5

Net Unrealized Gains (Losses) on Securities Available for Sale	(28.7)	(161.8)	60.0	(130.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.6)	1.7	(5.9)
Less: Reclassification Adjustments	—	(.3)	.1	(.2)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.3)	1.6	(5.7)
Pension and Other Postretirement Benefit Adjustments	(79.8)	—	—	(79.8)
Less: Reclassification Adjustments	—	10.3	(4.0)	6.3

Total Pension and Other Postretirement Benefit Adjustments	(79.8)	10.3	(4.0)	(73.5)
Foreign Currency Translation Adjustments	21.2	39.2	(40.9)	19.5

Accumulated Other Comprehensive Income	$(90.3)	$(116.6)	$16.7	$(190.2)

Nine Months Ended September 30, 2007
Unrealized Gains (Losses) on Securities Available for Sale	$4.5	$(1.3)	$.5	$3.7
Less: Reclassification Adjustments	—	6.4	(2.4)	4.0

Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	(7.7)	2.9	(.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(10.4)	3.9	(4.3)
Less: Reclassification Adjustments	—	(7.8)	2.9	(4.9)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	2.2	(2.6)	1.0	.6
Pension and Other Postretirement Benefit Adjustments	(173.8)	—	—	(173.8)
Less: Reclassification Adjustments	—	16.2	(7.2)	9.0

Total Pension and Other Postretirement Benefit Adjustments	(173.8)	16.2	(7.2)	(164.8)
Foreign Currency Translation Adjustments	18.5	(15.5)	9.0	12.0

Accumulated Other Comprehensive Income	$(148.6)	$(9.6)	$5.7	$(152.5)

Notes to Consolidated Financial Statements (continued)

12. Net Income Per Common Share Computations - The computation of net income per common share is presented in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2008	2007	2008	2007
Basic Net Income (Loss) Per Common Share
Average Number of Common Shares Outstanding	221,899,198	219,914,891	220,944,632	219,453,383

Net Income (Loss)	$(148.3)	$208.3	$452.5	$601.9
Basic Net Income (Loss) Per Common Share	$(.67)	$.95	$2.05	$2.74

Diluted Net Income (Loss) Per Common Share
Average Number of Common Shares Outstanding	221,899,198	219,914,891	220,944,632	219,453,383
Plus Dilutive Potential Common Shares:
Stock Options	—	3,015,680	3,295,821	3,193,165
Stock Incentive Plans	—	1,255,905	1,365,808	1,204,791

Average Common and Potential Common Shares	221,899,198	224,186,476	225,606,261	223,851,339

Net Income (Loss)	$(148.3)	$208.3	$452.5	$601.9
Diluted Net Income (Loss) Per Common Share	$(.67)	$.93	$2.01	$2.69

Note: Common stock equivalents totaling 18,300,500 and 556,498 for the three and nine months ended September 30, 2008, respectively, and 4,550,952 and 4,986,624 for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

13. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2008	2007	2008	2007
Interest Income
Loans and Leases	$290.9	$337.9	$877.7	$970.2
Securities – Taxable	80.0	172.5	245.1	478.3
– Non-Taxable	8.8	9.7	27.1	29.2
Time Deposits with Banks	252.9	190.7	720.7	522.8
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	8.3	10.1	36.3	49.8

Total Interest Income	640.9	720.9	1,906.9	2,050.3

Interest Expense
Deposits	317.6	403.0	944.9	1,149.6
Federal Funds Purchased	6.8	29.6	28.4	67.8
Securities Sold Under Agreements to Repurchase	4.5	22.6	21.6	65.0
Other Borrowings	4.5	7.2	18.3	25.5
Senior Notes	12.0	6.4	30.2	18.3
Long-Term Debt	39.8	34.8	112.4	104.3
Floating Rate Capital Debt	2.3	4.1	8.1	12.2

Total Interest Expense	387.5	507.7	1,163.9	1,442.7

Net Interest Income	$253.4	$213.2	$743.0	$607.6

Notes to Consolidated Financial Statements (continued)

14. Visa Membership - In connection with Visa, Inc.’s (Visa) March 2008 initial public offering, a portion of the shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. Inc. (Visa U.S.A.) was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in the first quarter of 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero. These shares have restrictions as to their sale or transfer and the ultimate realization of their value is subject to future adjustments based on the resolution of outstanding indemnified litigation.

As discussed in further detail in Note 20, Northern Trust and other Visa U.S.A. member banks are obligated to share in losses resulting from certain indemnified litigation involving Visa. In the fourth quarter of 2007, Northern Trust recorded liabilities totaling $150 million in connection with the indemnifications. As anticipated, Visa placed a portion of the proceeds from its initial public offering into an escrow account to fund the settlements of, or judgments in, the indemnified litigation. Northern Trust recorded $76.1 million, its proportionate share of the escrow account balance, in the first quarter of 2008 as an offset to the indemnification liabilities and related charges recorded in the fourth quarter of 2007, reducing the net indemnification liability to $73.9 million. On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. In consideration of Visa U.S.A. member banks’ loss sharing obligation related to Visa litigation, Northern Trust recorded a $30 million charge in the third quarter of 2008 to increase the Visa indemnification liability. The net indemnification liability included within the consolidated balance sheet totaled $103.9 million at September 30, 2008.

15. Income Taxes - An income tax benefit of $104.5 million was recorded in the current quarter due to the pre-tax loss reported for the quarter. This resulted in an effective tax rate of 41.3% as the operating loss resulted primarily from U.S. activities while foreign operations, with lower tax rates, remained profitable. The current quarter effective tax rate excluding the impact of client support, Visa indemnification, and leasing related charges was 32.0%. The prior year quarter’s provision for income taxes was $92.8 million, representing an effective tax rate of 30.8%.

As described further in Note 20, the IRS challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. Included in unrecognized tax benefits at December 31, 2007 were $208 million of U.S. federal and state tax positions related to leveraged leasing tax deductions challenged by the IRS for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the effect of deferred tax accounting, the disallowance of accelerated deductions does not impact net income, except for related interest and penalties. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48) requires management to periodically reassess the likely outcome of uncertain tax positions related to leveraged leases. On August 6, 2008, the IRS announced that settlements would be offered to taxpayers who participated in Lease-In/Lease-Out (LILO) and Sale-In/Sale-Out (SILO) transactions.

Notes to Consolidated Financial Statements (continued)

Although Northern Trust elected not to participate in the IRS offer, in light of the settlement terms, the Corporation revised its estimates regarding the likely outcome of leveraged leasing tax positions. The revised estimates include an increase in taxes over the life of certain of the leveraged leases. Primarily as a result of these revisions and the revisions made in the second quarter of 2008, the amount included in unrecognized tax benefits related to leveraged leasing increased to $310 million as of September 30, 2008.

FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” requires a reallocation of lease income from the inception of the leveraged lease if, during the lease term, the expected timing of income tax deductions is revised. As a result of the reallocation of lease income and an increase in taxes over the life of certain of the leveraged leases under the revised assumptions, Northern Trust recorded a $9.5 million charge against interest income. The provision for taxes related to this adjustment, inclusive of interest and penalties, totaled $3.4 million resulting in a $12.9 million reduction in net income for the quarter. For the nine months ended September 30, 2008, leveraged lease related adjustments reduced interest income by $38.9 million and increased the provision for income taxes, inclusive of interest and penalties, by $61.3 million. Reductions of interest income will be recognized into income over the remaining terms of the affected leveraged leases.

Notes to Consolidated Financial Statements (continued)

16. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of the U.S. and non-U.S. pension plans, the supplemental pension plan, and the other postretirement plan for the three and nine months ended September 30, 2008 and 2007.

Net Periodic Pension Expense U.S. Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service Cost	$7.4	$7.7	$22.2	$23.1
Interest Cost	7.7	7.2	23.1	21.6
Expected Return on Plan Assets	(14.3)	(12.1)	(42.9)	(36.3)
Amortization:
Net Loss	2.0	3.7	6.0	11.1
Prior Service Cost	.3	.3	.9	.9

Net Periodic Pension Expense	$3.1	$6.8	$9.3	$20.4

Net Periodic Pension Expense Non-U.S. Plans (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service Cost	$1.1	$1.5	$3.4	$4.3
Interest Cost	1.6	1.7	5.2	4.9
Expected Return on Plan Assets	(2.3)	(2.1)	(7.2)	(6.1)
Net Loss Amortization	.1	.3	.3	.9

Net Periodic Pension Expense	$.5	$1.4	$1.7	$4.0

Net Periodic Pension Expense Supplemental Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service Cost	$.5	$.5	$1.5	$1.5
Interest Cost	.9	.9	2.7	2.7
Net Loss Amortization	.6	.7	1.8	2.1

Net Periodic Pension Expense	$2.0	$2.1	$6.0	$6.3

Net Periodic Benefit Expense Other Postretirement Plan (In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service Cost	$.4	$.5	$1.2	$1.5
Interest Cost	1.0	.9	3.0	2.7
Amortization:
Transition Obligation	.1	.1	.3	.3
Net Loss	.3	.3	.9	.9

Net Periodic Benefit Expense	$1.8	$1.8	$5.4	$5.4

Notes to Consolidated Financial Statements (continued)

17. Stock-Based Compensation Plans - The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the third quarter of 2008, the Corporation granted 28,468 nonqualified stock options with a total grant-date fair value of $.5 million and 31,028 stock unit awards with a total grant-date fair value of $2.1 million.

Total compensation expense for share-based payment arrangements and the associated tax benefits recognized were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions)	2008	2007	2008	2007
Stock Options	$3.1	$3.0	$15.8	$15.0
Stock and Stock Unit Awards	3.8	3.9	11.2	10.6
Performance Stock Units	(3.1)	3.7	5.3	8.9

Total Share-Based Compensation Expense	$3.8	$10.6	$32.3	$34.5

Tax Benefits Recognized	$1.4	$4.0	$12.0	$12.9

18. Securities Lending Activities - The Corporation manages a securities lending program for the benefit of its clients. As discussed in further detail in Note 20, clients choose to lend their securities within this program and in exchange for borrowed securities, borrowers must provide collateral, which may be cash, securities or letters of credit. Collateral received from borrowers is held in collateral pools (Pools) selected by the clients and the cash collateral portion of such Pools is reinvested on behalf of clients pursuant to the investment objectives of the selected Pools. All but one of the Pools are designed as constant dollar NAV Pools.

The ongoing financial market crisis placed strain on the market-to-book ratio of the cash reinvestment portion of the Pools and substantially increased the risk of unfair treatment to clients if the Pools were to continue processing investment and redemption activity at a constant dollar NAV absent corrective action. Accordingly, in order to protect the interests of all clients in the affected Pools, Northern Trust declared a collateral deficiency in five constant dollar NAV Pools in September 2008. This action resulted in participants in these Pools being assessed an amount, payable to the Pools, necessary to bring the NAVs of the affected Pools to $1.00 as of the close of business on the date the collateral deficiency was declared.

As previously disclosed, the Corporation decided to take certain actions to provide support for securities lending clients, primarily those whose cash collateral was invested in the five Pools for which collateral deficiencies were declared. Northern Trust incurred a pre-tax charge of approximately $167 million in the third quarter in connection with these actions.

Notes to Consolidated Financial Statements (continued)

19. Auction Rate Securities Purchase Program - Certain Northern Trust clients have experienced a lack of liquidity as a result of the widespread failure of auctions of certain auction rate securities held in client accounts at Northern Trust. While not obligated to do so, in the third quarter Northern Trust announced a program offering to purchase certain of these illiquid auction rate securities held for PFS clients under investment discretion or that were acquired by PFS clients from Northern Trust’s affiliated broker/dealer. Under the terms of the program, the Corporation will purchase eligible securities at par value and will bear the loss on the difference between the par value and the fair market value of the securities. The purchases of these securities are expected to be substantially completed in the fourth quarter of 2008. As a result of this purchase commitment, Northern Trust recorded a charge of $80.0 million in the current quarter reflecting the estimated liability at September 30, 2008 under the purchase program.

20. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $3.7 billion on September 30, 2008, $2.9 billion on December 31, 2007 and $2.9 billion on September 30, 2007. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $25.1 million at September 30, 2008, $12.9 million at December 31, 2007, and $12.7 million at September 30, 2007.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $113.8 billion at September 30, 2008, $179.8 billion at December 31, 2007, and $187.0 billion at September 30, 2007. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is remote and that the fair value of the indemnification liability is therefore zero. As such, there are no liabilities reflected within the consolidated balance sheet at September 30, 2008, December 31, 2007, or September 30, 2007 related to these indemnifications.

Notes to Consolidated Financial Statements (continued)

Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. A member bank such as Northern Trust is required to recognize this contingent obligation at its estimated fair value in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”. The estimated fair value of the net Visa indemnification liability, recorded within the consolidated balance sheet, was $103.9 million at September 30, 2008 and $150 million at December 31, 2007. Visa has stated that payments related to the above litigation matters will be funded from the litigation escrow account established in connection with its March 2008 initial public offering. Required additional contributions to the escrow account will be funded through subsequent sales of Visa stock with corresponding adjustments to the future realization of the value of the outstanding shares held by Visa U.S.A. member banks. The ultimate resolution of these litigation matters is highly uncertain. However, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

Northern Trust acts as investment advisor to Registered Investment Companies, Undertakings for the Collective Investment of Transferable Securities and other unregistered short-term investment pools in which various clients of Northern Trust are investors. Although not obligated to do so, in February 2008, the Corporation entered into Capital Support Agreements with certain of these entities (the Funds) that hold notes and other instruments issued by Whistlejacket Capital LLC, a structured investment vehicle that had been downgraded by its rating agencies and placed in receivership, in order to provide stability to the Funds and investors in the Funds. On July 15, 2008, the Corporation extended the termination dates of the Capital Support Agreements through February 28, 2009 with all other significant terms, including the maximum contribution limits of $229 million in the aggregate, remaining unchanged. On September 29, 2008, the Corporation entered into a Capital Support Agreement with one additional fund and increased the maximum contribution limits under the original agreements. Under the terms of the new and revised agreements, the Corporation would be required to contribute capital to the funds, not to exceed $550 million in the aggregate and for no consideration, should certain asset loss events occur. The estimated fair value of the Corporation’s contingent liability under the agreements, recorded within other liabilities in the consolidated balance sheet, was $323.8 million at September 30, 2008. As of September 30, 2008, no capital contributions have been made under the agreements.

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

Notes to Consolidated Financial Statements (continued)

21. Derivative Financial Instruments - Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts.

In excess of 96% of Northern Trust’s derivatives outstanding at September 30, 2008 and 2007, measured on a notional value basis, related to client-related and trading activities. The following tables provide information relating to these derivative instruments and derivative instruments utilized for risk management purposes.

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

	September 30, 2008		September 30, 2007
(In Millions)	Notional Value	Fair Value	Notional Value	Fair Value
Foreign Exchange Contracts	$187,160.7	$110.3	$162,127.9	$36.9
Interest Rate Option Contracts
Purchased	194.6	1.9	280.0	6.2
Sold	194.6	(1.9)	280.0	(6.2)
Interest Rate Swap Contracts	3,154.2	5.4	1,767.8	3.9
Futures Contracts	1.4	(.1)	.9	—

Risk Management Derivative Instruments. The following tables identify the types and classifications of derivative instruments used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - DESIGNATED AS HEDGES

				September 30, 2008		September 30, 2007
(In Millions)	Derivative Instrument	Hedge Classification	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Available for Sale Investment Securities	Interest Rate Swap Contracts	Fair Value	Interest Rate	$3,734.1	$(30.4)	$1,608.0	$(2.7)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Fair Value	Interest Rate	1,100.0	36.5	—	—
Available for Sale Investment Securities	Interest Rate Swap Contracts	Cash Flow	Interest Rate	100.0	—	600.0	8.1
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Cash Flow	Foreign Currency	1,282.1	(3.9)	895.2	(.7)
Net Investments in Non-U.S Affiliates	Foreign Exchange Contracts	Net Investment	Foreign Currency	1,140.0	30.6	951.0	(9.3)

In addition to the above, Sterling denominated senior and subordinated debt, totaling $450.4 million and $508.0 million at September 30, 2008 and 2007, respectively, were designated as hedges of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Notes to Consolidated Financial Statements (continued)

For fair value and cash flow hedges of available for sale investment securities, senior notes, and subordinated debt, Northern Trust primarily applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. There was no ineffectiveness recorded for hedges of available for sale investment securities, senior notes, or subordinated debt during the nine months ended September 30, 2008 or 2007.

For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recognized in earnings for cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions for the nine months ended September 30, 2008 or 2007.

For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the nine months ended September 30, 2008 or 2007.

RISK MANAGEMENT DERIVATIVE INSTRUMENTS - NOT DESIGNATED AS HEDGES

			September 30, 2008		September 30, 2007
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value	Notional Value	Fair Value
Loans and Leases – Commercial and Other	Credit Default Swap Contracts	Credit	$269.3	$17.5	$270.8	$.5
Loans and Leases – Commercial and Other	Foreign Exchange Contracts	Foreign Currency	89.3	1.4	45.0	(1.5)
Net Investments in Non-U.S. Affiliate Assets and Liabilities	Foreign Exchange Contracts	Foreign Currency	50.4	(.1)	53.3	(2.5)

22. TARP Capital Purchase Program - On October 24, 2008, Northern Trust Corporation received preliminary approval from the U.S. Department of the Treasury (U.S. Treasury) to participate in the U.S. Treasury’s voluntary TARP Capital Purchase Program. Under the terms of the program, Northern Trust will issue senior preferred shares totaling approximately $1.5 billion, or 3% of September 30, 2008 risk-weighted assets, to the U.S. Treasury. The senior preferred shares will pay a dividend of 5% in the first five years and 9% thereafter. Northern Trust will also issue to the U.S. Treasury warrants to purchase common stock with a total market price equal to approximately $225 million at the time of issuance and with an initial exercise price equal to a 20-trading day trailing average of the market price for the common stock. We do not expect that the warrants will have a significant dilutive effect on our common stockholders.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

A net loss per common share of $.67 on a diluted basis was reported for the third quarter compared with net income per common share of $.93 earned in last year’s third quarter. The reported net loss in the quarter of $148.3 million compared with net income of $208.3 million earned in the third quarter of last year. This performance produced an annualized return on average common equity (ROE) of (11.62%) versus 19.51% reported for the comparable quarter last year and an annualized return on average assets (ROA) of (.80%), compared with 1.35% last year.

Reported earnings included a $30 million pre-tax charge ($.09 per share net of tax) recorded to increase the existing accrual related to certain indemnifications of Visa Inc. (“Visa”) as a result of Visa’s settlement with Discover Financial Services announced on October 27, 2008. Excluding the effect of this charge, the third quarter net operating loss per common share was $.58 on a diluted basis compared to $.93 earned in last year’s third quarter. The current quarter’s net operating loss of $129.4 million compares with net income of $208.3 million earned in the third quarter of last year.

($ In Millions Except Per Share Data)	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Amount	Per Share	Amount	Per Share
Reported Earnings (Loss)	$(148.3)	$(.67)	$208.3	$.93
Visa Indemnification Charge (net of $11.1 tax effect)	18.9	.09	—	—

Operating Earnings (Loss)	$(129.4)	$(.58)	$208.3	$.93

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide investors and others with a clearer indication of the results and trends in Northern Trust’s core businesses absent the Visa impacts.

The current quarter’s operating results included $561.5 million of pre-tax accounting charges ($353.2 million after-tax or $1.59 per common share) associated with the previously disclosed actions taken to support clients in light of current market conditions.

Northern Trust's third quarter 2008 results were negatively impacted by the following charges.

Overview (continued)

Client Support-Related Charges

•

A pre-tax charge of $313.9 million ($197.5 million after tax, or $.89 per common share) in connection with an increase in support provided to cash investment funds under existing Capital Support Agreements and the establishment of a capital support agreement for one additional fund.

•	Pre-tax charges totaling $167.6 million ($105.4 million after tax, or $.47 per common share) in connection with actions taken to provide support for Northern Trust’s securities lending clients.

•

An $80 million pre-tax charge ($50.3 million after tax, or $.23 per common share) related to the establishment of a program to purchase certain illiquid auction rate securities that were purchased by a limited number of Northern Trust clients.

Additional Charges

•

A $9.5 million pre-tax charge ($12.9 million after tax, or $.06 per common share) reducing net interest income and increasing income taxes related to revised estimates regarding the outcome of the Corporation’s tax position with respect to certain structured leasing transactions.

•

A $16.9 million pre-tax charge ($10.6 million after tax, or $.05 per common share) to reflect the other-than-temporary impairment of two asset-backed securities held within Northern Trust’s balance sheet investment portfolio.

Partially offsetting these charges were reductions in performance-based compensation and certain defined contribution benefit expense, primarily reflecting the impact of the above charges on projected full year performance.

Northern Trust’s third quarter consolidated revenues stated on a fully taxable equivalent (FTE) basis of $938.5 million were up 5% from $892.5 million in last year’s third quarter. Trust, investment and other servicing fees decreased 7% from last year to $474.9 million. Net interest income increased 15% from last year’s third quarter to $265.7 million on an FTE basis and foreign exchange trading income increased 54% from a year ago to a record $141.8 million. Noninterest expenses totaled $1.15 billion for the quarter, compared with $566.6 million in the year-ago quarter. The current quarter included the $30.0 million Visa indemnification charge and the $561.5 million of client support-related charges. Without these expense items, noninterest expenses would have totaled $562.5 million, down 1% from last year’s third quarter.

Noninterest Income

Noninterest income of $672.8 million for the quarter accounted for 72% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 51% of total taxable equivalent revenue. The decrease in trust, investment and other servicing fees from the prior year third quarter resulted primarily from a reduction in securities lending fees and lower market valuations, partially offset by new business. Foreign exchange trading income record results reflect exceptionally high levels of currency volatility and increased client volumes. Revenues from security commissions and trading income equaled $19.2 million, up 5% from the prior year, driven by increased revenue from core brokerage services.

The components of noninterest income are provided below.

Noninterest Income (In Millions)	Three Months Ended September 30
	2008	2007	% Change
Trust, Investment and Other Servicing Fees	$474.9	$508.8	(7)%
Foreign Exchange Trading Income	141.8	91.9	54
Security Commissions and Trading Income	19.2	18.2	5
Treasury Management Fees	17.6	16.1	9
Other Operating Income	36.2	19.2	89
Investment Security Gains (Losses), net	(16.9)	6.3	NM

Total Noninterest Income	$672.8	$660.5	2%

Assets under custody totaled $3.5 trillion at September 30, 2008. This represents a decrease in assets under custody of 11% from June 30, 2008 and 14% from September 30, 2007. Assets under management totaled $652.4 billion, a 13% decrease from $751.4 billion at June 30, 2008 and a 14% decrease from $761.4 billion at September 30, 2007. The above are in comparison to the twelve month declines in the S&P 500 index of approximately 24% and in the EAFE index (USD) of approximately 32%. As of the current quarter-end, managed assets were invested 37% in equities, 15% in fixed-income securities, and 48% in cash and other assets.

Assets Under Custody (In Billions)	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
Corporate & Institutional	$3,217.0	$3,635.7	$3,802.9	$3,787.6
Personal	314.2	325.9	332.3	329.2

Total Assets Under Custody	$3,531.2	$3,961.6	$4,135.2	$4,116.8

Assets Under Management (In Billions)	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
Corporate & Institutional	$511.4	$608.6	$608.9	$614.5
Personal	141.0	142.8	148.3	146.9

Total Assets Under Management	$652.4	$751.4	$757.2	$761.4

Noninterest Income (continued)

Trust, investment and other servicing fees are generally based on the market value of assets managed, custodied, and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain market value calculations are performed on a monthly or quarterly basis in arrears. Certain investment management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. In addition, Corporate & Institutional Services (C&IS) client relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust, investment and other servicing fees. Based on analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in trust, investment and other servicing fees of approximately 4% and total revenues of approximately 2%.

Trust, investment and other servicing fees from C&IS in the quarter decreased 13% from the year-ago quarter to $244.5 million, primarily reflecting a decline in securities lending fees and lower market valuations, partially offset by new business. The largest component of C&IS fees is custody and fund administration fees, which increased 3% to $164.4 million. Securities lending fees totaled a negative $4.6 million compared with $33.0 million in the third quarter last year, primarily reflecting asset valuation losses in one mark-to-market investment fund used in our securities lending activities. These valuation losses reduced fees by approximately $96 million in the current quarter and approximately $36 million in the prior year quarter. Fees from asset management in the quarter totaled $68.2 million, down 6%.

C&IS assets under custody totaled $3.2 trillion at September 30, 2008, down 15% from a year ago, and included $1.7 trillion of global custody assets, a 15% decrease compared with a year ago. C&IS assets under management totaled $511.4 billion, a 17% decrease from the prior year. The above are in comparison to the previously noted twelve month declines in the S&P 500 and EAFE (USD) indices. As of the current quarter-end, C&IS managed assets were invested 37% in equities, 12% in fixed-income securities, and 51% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 2% and totaled $230.4 million compared with $226.8 million a year ago. The increase in PFS fees resulted primarily from strong new business, partially offset by lower market valuations. PFS assets under custody totaled $314.2 billion at September 30, 2008, a 5% decrease from $329.2 billion in the prior year quarter. PFS assets under management totaled $141.0 billion, a 4% decrease from $146.9 billion last year. These are in comparison to the twelve month declines in the S&P 500 and EAFE (USD) indices noted above. As of the current quarter-end, PFS managed assets were invested 39% in equities, 25% in fixed-income securities, and 36% in cash and other assets.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended September 30
(In Millions)	2008	2007	% Change
Loan Service Fees	$7.6	$4.0	88%
Banking Service Fees	10.1	9.1	11
Loss on Sale of Non-U.S. Subsidiary	—	(1.1)	—
Other Income	18.5	7.2	157

Total Other Operating Income	$36.2	$19.2	89%

The increase in the other income component of other operating income primarily reflects $7.2 million of valuation gains recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits. Also contributing to the current quarter performance is the foreign exchange rate impact of translating non-U.S. assets and liabilities.

Losses totaling $16.9 million were recognized in connection with the write-down to estimated fair value of two asset-backed securities determined to be other-than-temporarily impaired as of September 30, 2008. In the prior year quarter, an investment security gain of $6.3 million was recognized resulting from the sale of CME Group Inc. stock.

Net Interest Income

Net interest income for the quarter totaled $253.4 million, 19% higher than the $213.2 million reported in the third quarter of 2007. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income. Net interest income for the quarter, stated on an FTE basis, totaled $265.7 million, up 15% from $232.0 million reported in the prior year quarter.

The current quarter includes the $9.5 million reduction related to revised estimates regarding the Corporation’s tax dispute with respect to certain structured lease transactions. Absent this adjustment, net interest income for the current quarter would have increased 19% from the prior year quarter, primarily reflecting higher levels of average earning assets. Average loans and leases increased 19% to $27.7 billion, while money market assets increased 52% from the prior year and averaged $24.8 billion for the quarter. The securities portfolio averaged $12.8 billion, down 9% from last year, with the decrease concentrated primarily in variable rate government sponsored agency securities, partially offset by higher levels of asset-backed securities. The net interest margin equaled 1.62%, down from 1.71% in the prior year quarter. The net interest margin absent the leasing related adjustment would have been 1.68%.

Average U.S. loans outstanding during the quarter totaled $26.3 billion, 23% higher than the $21.4 billion in last year’s third quarter. Residential real estate averaged $9.8 billion in the quarter, up 10% from the prior year’s third quarter, and represented 35% of the total average loan and lease portfolio. Commercial loans averaged $7.1 billion, up 39% from $5.1 billion last year, while personal loans averaged $4.6 billion, up 40% from last year’s third quarter. Loans outside the U.S. decreased $502.6 million on average from the prior year quarter to $1.4 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $49.1 billion, up 31% from the third quarter of 2007. Non-U.S. office interest-bearing deposits increased $11.0 billion or 40% from last year’s third quarter, resulting primarily from growth in our international business. Retail deposit levels increased $622.6 million due primarily to higher levels of money market deposit accounts. Other interest-related funds averaged $7.8 billion in the quarter compared with $8.4 billion in last year’s third quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Noninterest-related funds utilized to fund earning assets averaged $8.5 billion compared with $7.9 billion in last year’s third quarter.

Provision for Credit Losses

The provision for credit losses was $25.0 million in the third quarter compared with $6.0 million in the prior year quarter. The current quarter provision primarily reflects loan growth and continued weakness in the broader economic environment. The reserve for credit losses at September 30, 2008 was $207.5 million compared with $160.2 million at December 31, 2007 and $154.5 million at September 30, 2007. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expenses	Three Months Ended September 30
(In Millions)	2008	2007	% Change
Compensation	$230.3	$259.5	(11)%
Employee Benefits	52.4	57.1	(8)
Outside Services	106.5	99.3	7
Equipment and Software Expense	60.7	53.6	13
Occupancy Expense	41.8	39.2	7
Visa Indemnification Charges	30.0	—	NM
Other Operating Expenses	632.3	57.9	991

Total Noninterest Expenses	$1,154.0	$566.6	104%

The current quarter decrease in compensation and employee benefit expenses was driven by a $67.5 million decrease in performance-based compensation and certain defined contribution benefit expense and lower pension and other retirement related expense, offset in part by higher staff levels, annual salary increases, and higher employment taxes. Staff on a full-time equivalent basis at September 30, 2008 totaled 12,100, up 14% from a year ago.

The current quarter increase in outside services expense primarily reflects higher costs for legal services and technical and consulting services.

Noninterest expenses in the current quarter included the $30.0 million Visa indemnification charge. The increase in the other operating expenses component of noninterest expenses is primarily the result of the $561.5 million of client support-related charges. Absent these expenses, the remainder of the increase is the result of higher charges from account servicing activities and legal matters and higher business promotion expenses.

Provision for Income Taxes

An income tax benefit of $104.5 million was recorded in the current quarter due to the pre-tax loss reported for the quarter. This resulted in an effective tax rate of 41.3% as the operating loss resulted primarily from U.S. activities while foreign operations, with lower tax rates, remained profitable. The current quarter effective tax rate excluding the impact of client support, Visa indemnification, and leasing related charges was 32.0%. The prior year quarter’s provision for income taxes was $92.8 million, representing an effective tax rate of 30.8%.

BUSINESS UNIT REPORTING

The following tables reflect the direct contribution and average assets of Northern Trust’s business units for the three and nine month periods ended September 30, 2008 and 2007. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and direct expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

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

Three Months Ended September 30	Corporate and Institutional Services		Personal Financial Services		Treasury and Other Support Services		Total Consolidated
($ In Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$244.5	$282.0	$230.4	$226.8	$—	$—	$474.9	$508.8
Other	181.0	123.3	32.3	23.7	(15.4)	4.7	197.9	151.7
Net Interest Income (FTE) *	116.2	106.8	138.7	128.7	10.8	(3.5)	265.7	232.0

Revenues (FTE) *	541.7	512.1	401.4	379.2	(4.6)	1.2	938.5	892.5
Provision for Credit Losses	3.5	2.4	21.5	3.6	—	—	25.0	6.0
Visa Indemnification Charge	—	—	—	—	30.0	—	30.0	—
Direct Expenses	575.0	97.0	227.3	128.7	321.7	340.9	1,124.0	566.6

Business Unit Direct Contribution *	(36.8)	412.7	152.6	246.9	(356.3)	(339.7)	(240.5)	319.9

Average Assets	$49,041.5	$41,493.6	$23,472.6	$19,078.7	$803.3	$684.3	$73,317.4	$61,256.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $12.3 million for 2008 and $18.8 million for 2007.

BUSINESS UNIT REPORTING (continued)

Nine Months Ended September 30	Corporate and Institutional Services		Personal Financial Services		Treasury and Other Support Services		Total Consolidated
($ In Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$952.1	$865.2	$694.7	$665.2	$—	$—	$1,646.8	$1,530.4
Gain on Visa Redemption	—	—	—	—	167.9	—	167.9	—
Other	492.6	330.1	91.9	72.6	(1.2)	10.2	583.3	412.9
Net Interest Income (FTE) *	349.1	277.0	378.5	383.4	53.0	(5.0)	780.6	655.4

Revenues (FTE) *	1,793.8	1,472.3	1,165.1	1,121.2	219.7	5.2	3,178.6	2,598.7
Provision for Credit Losses	5.7	1.6	49.3	8.4	—	—	55.0	10.0
Visa Indemnification Charges	—	—	—	—	(46.1)	—	(46.1)	—
Direct Expenses	780.2	268.9	498.3	380.0	1,100.2	998.9	2,378.7	1,647.8

Business Unit Direct Contribution *	1,007.9	1,201.8	617.5	732.8	(834.4)	(993.7)	791.0	940.9

Average Assets	$46,860.7	$39,742.4	$22,251.9	$18,603.5	$1,791.7	$824.3	$70,904.3	$59,170.2

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $37.6 million for 2008 and $47.8 million for 2007.

Corporate and Institutional Services

C&IS direct contribution for the quarter was a negative $36.8 million compared with a direct contribution of $412.7 million reported in the third quarter of 2007. The current quarter results include pre-tax accounting charges of $483.2 million associated with the previously discussed client support-related charges. Noninterest income was $425.5 million, up 5% from $405.3 million in last year’s third quarter. Trust, investment and other servicing fees from C&IS in the quarter decreased 13% from the year-ago quarter to $244.5 million, primarily reflecting a decline in securities lending fees and lower market valuations, partially offset by new business. The largest component of C&IS fees is custody and fund administration fees, which increased 3% to $164.4 million. Securities lending fees totaled a negative $4.6 million compared with $33.0 million in the third quarter last year, primarily reflecting asset valuation losses in one mark-to-market investment fund used in our securities lending activities. These valuation losses reduced fees by approximately $96 million in the current quarter and approximately $36 million in the prior year quarter. Fees from asset management in the quarter totaled $68.2 million, down 6%. Other noninterest income was $181.0 million compared with $123.3 million in last year’s third quarter. Foreign exchange trading income reached a record $139.8 million, up 55% from last year’s third quarter, reflecting exceptionally high levels of currency volatility and increased client volumes.

Corporate and Institutional Services (continued)

Net interest income stated on an FTE basis was $116.2 million, up 9% from $106.8 million in last year’s third quarter. The current quarter includes the $9.5 million reduction from the leasing related adjustment. Absent this adjustment, net interest income for the current quarter would have increased 18% from the prior year quarter, primarily reflecting higher levels of average earning assets. Average earning assets totaled $45.7 billion compared with $35.7 billion in the third quarter of last year. The increase was concentrated in money market assets, and was funded primarily with non-U.S. office interest-bearing deposits. The net interest margin equaled .96%, down from 1.19% reported in the prior year quarter. The net interest margin absent the leasing related adjustment would have been 1.04%, partially reflecting the impact of management accounting systems methodology changes.

A provision for credit losses of $3.5 million was recorded in the current quarter compared with a provision of $2.4 million recorded in the prior year third quarter. The provision for the current quarter primarily reflects growth in the loan portfolio and continued weakness in the broader economic environment. Direct expenses of C&IS totaled $575.0 million compared with $97.0 million for the third quarter of last year. Included in this total are the previously discussed client support-related charges totaling $483.2 million. Adjusting for the impact of these expenses, total noninterest expenses totaled $91.8 million, down 5% from the prior year quarter. The decrease resulted from lower performance-based compensation, offset by higher staff levels and annual salary increases.

Personal Financial Services

PFS direct contribution for the current quarter was $152.6 million, down 38% from $246.9 million reported a year ago. The current quarter results include pre-tax accounting charges of $88.2 million associated with the previously discussed client support-related actions. Noninterest income was $262.7 million, up 5% from $250.5 million in last year’s third quarter. Trust, investment and other servicing fees in the quarter increased 2% and totaled $230.4 million compared with $226.8 million a year ago. The increase in PFS fees resulted primarily from strong new business, partially offset by lower market valuations. Other noninterest income totaled $32.3 million compared with $23.7 million in the prior year quarter.

Net interest income stated on an FTE basis was $138.7 million in the current quarter compared with $128.7 million in the prior year’s third quarter. The change primarily reflects the $4.5 billion or 24% growth in average earning assets, concentrated in the loan portfolio. The net interest margin declined from 2.72% last year to 2.40% in the current quarter, primarily attributable to lower asset yields, higher funding costs, and the impact of changes to management accounting system methodologies.

Personal Financial Services (continued)

A provision for credit losses of $21.5 million was recorded in the current quarter compared with a provision of $3.6 million recorded in the prior year third quarter. The provision for the current quarter primarily reflects growth in the loan portfolio and continued weakness in the broader economic environment. Direct expenses of PFS totaled $227.3 million compared with $128.7 million for the third quarter of last year. Included in this total are the client support-related charges totaling $88.2 million. Adjusting for the impact of these expenses, total noninterest expenses totaled $139.1 million, up 8% from the prior year quarter. The increase resulted from higher charges for legal matters, higher staff levels and annual salary increases, and higher expenses for technical services, partially offset by a decrease in performance-based compensation and employee benefit costs.

Treasury and Other Support Services

Treasury and Other Support Services includes expenses associated with Worldwide Operations and Technology (WWOT) and Northern Trust Global Investments (NTGI) product and operating support, expenses associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company, and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Net interest income in the current quarter of $10.8 million, as compared to a negative $3.5 million in the prior year quarter, benefited as a result of methodology changes under the new management accounting systems. Other noninterest income for the third quarter was a negative $15.4 million compared with $4.7 million in the year-ago quarter. The current quarter was impacted by losses totaling $16.9 million recognized in connection with the write-down to estimated fair value of two asset-backed securities determined to be other-than-temporarily impaired as of September 30, 2008. Current quarter expenses included the $30.0 million Visa indemnification charge. The current quarter decrease in other direct expenses primarily reflects a reduction in performance-based compensation, partially offset by higher staff levels in support functions and annual salary increases.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $2.01 on a diluted basis for the nine months ended September 30, 2008 was 25% lower than the $2.69 per share reported in the prior year period. Net income was $452.5 million compared with $601.9 million earned in 2007. This performance produced an annualized ROE of 12.44% for the nine months ended September 30, 2008, compared with 19.66% for the same period last year, while the ROA was .85% compared with 1.36% in the previous year. The first quarter of 2008 included an after-tax benefit totaling $153.5 million realized in connection with the March 2008 initial public offering of Visa Inc. (Visa) common stock. The benefit reflects a pre-tax gain of $167.9 million on the partial redemption of Northern Trust’s Visa shares in the initial public offering and a $76.1 million offset to previously established Visa indemnification accruals and related charges. The third quarter of 2008 included a pre-tax charge of $30.0 million to increase the accrual related to certain indemnifications of Visa as a result of Visa’s settlement with Discover Financial Services.

($ In Millions Except Per Share Data)	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Amount	Per Share	Amount	Per Share
Reported Earnings	$452.5	$2.01	$601.9	$2.69
First Quarter Visa Initial Public Offering (net of $90.5 tax effect)	(153.5)	(.68)	—	—
Third Quarter Visa Indemnification Charge (net of $11.1 tax effect)	18.9	.08	—	—

Operating Earnings	$317.9	$1.41	$601.9	$2.69

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide investors and others with a clearer indication of the results and trends in Northern Trust’s core businesses absent the Visa impacts.

Absent the first and third quarter Visa transactions, operating earnings per share for the nine months ended September 30, 2008 totaled $1.41, a decrease of 48% from $2.69 reported for the same period last year. Operating earnings were $317.9 million compared with $601.9 million last year. The current period’s results were negatively impacted by the year-to-date client support-related charges totaling $571.4 million ($1.59 per common share) and the second and third quarter leasing related adjustments totaling $100.2 million ($.44 per common share).

Revenues stated on an FTE basis, exclusive of the first quarter Visa transaction, totaled $3.01 billion, up 16% from $2.60 billion last year. Trust, investment and other servicing fees were $1.65 billion for the period, up 8% compared with $1.53 billion last year. Trust, investment and other servicing fees represented 55% of revenues adjusted to exclude Visa, and total fee-related income represented 74% of total revenues on an adjusted basis.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 10% to $952.1 million from $865.2 million a year ago, primarily reflecting new business, partially offset by lower market valuations. Custody and fund administration fees increased 14% to $511.5 million, reflecting strong growth in global fees. Securities lending fees totaled $177.2 million compared with $152.0 million last year, while fees from asset management were essentially unchanged at $214.6 million. Securities lending fees increased primarily due to improved spreads on the investment of cash collateral, partially offset by net unrealized asset valuation losses in one mark-to-market investment fund used in our securities lending activities which reduced fees by approximately $168 million in 2008 and approximately $44 million in 2007.

Trust, investment and other servicing fees from PFS increased 4% and totaled $694.7 million compared with $665.2 million a year ago. The increase resulted primarily from strong new business, offset in part by lower equity markets. Revenue growth continued to be broad-based.

Foreign exchange trading income increased 59% and totaled $381.6 million in the period compared with $240.1 million last year. The increase reflects strong client volumes year-to-date as well as higher currency volatility. Revenues from security commissions and trading income were $57.4 million compared with $47.2 million in the prior year. Other operating income was $102.8 million for the period compared with $70.5 million last year. The current period results include $14.8 million of valuation gains recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits. Also contributing to the current period performance are higher levels of commercial loan-related commitment fees, higher custody-related deposit revenue, and a gain on the redemption of an equity investment. A net loss of $11.9 million was recognized in the current period on investment securities compared with a gain of $6.4 million last year.

Net Interest Income

Net interest income for the nine-month period ended September 30, 2008 totaled $743.0 million, 22% higher than the $607.6 million reported in the prior year period. Net interest income, stated on a fully taxable equivalent basis, totaled $780.6 million, an increase of 19% from $655.4 million reported in the prior year period. The current period includes leasing related adjustments that reduced net interest income by $38.9 million. The current period increase reflects higher levels of average earning assets. Total average earning assets of $62.6 billion were 19% higher than a year ago. Money market assets were up 46% and averaged $24.5 billion for the period. Average securities decreased 12% to $11.6 billion while average loans and leases were up 18% to $26.5 billion. The net interest margin of 1.67% was unchanged from the prior period. Excluding the impact of the third quarter 2008 leasing related adjustment, the net interest margin would have been 1.75%, reflecting a widening of the spread between interest rates on short term investments and on overnight funding sources, including the impact of Federal Reserve Bank rate reductions.

Provision for Credit Losses

The provision for credit losses was $55.0 million for the first nine months compared with $10.0 million for the same period in 2007. The current period provision primarily reflects loan growth and weakness in the broader economic environment. Net charge-offs totaled $7.4 million compared with net charge-offs of $6.5 million in 2007.

Noninterest Expenses

Noninterest expenses totaled $2.33 billion for the period, up 42% from $1.65 billion a year ago. Absent the first and third quarter Visa transactions and the year-to-date client support-related actions, noninterest expenses totaled $1.81 billion, up 10% from the prior period. Compensation and employee benefits of $994.9 million represented 55% of total adjusted operating expenses. The current period expense increase reflects the impact of higher staff levels, annual salary increases, and higher employment taxes and health care costs, partially offset by a $34.8 million decrease in performance-based compensation and certain defined contribution benefit expense and lower pension and other retirement related expenses.

Expenses associated with outside services totaled $306.6 million, up $29.5 million or 11% from last year, reflecting higher expenses for technical and consulting services, legal services, and volume-driven growth in global subcustody and investment manager sub-advisor expenses.

The remaining expense categories, exclusive of the first and third quarter Visa reserve adjustments and the third quarter client support-related actions, totaled $505.8 million, up 14% from $442.7 million in 2007. The increase reflects higher charges related to account servicing activities and legal matters, higher business promotion and advertising expenses, increases in computer software expense, and increased hiring and employee relocation costs.

Provision for Income Taxes

Total income tax expense was $300.9 million for the nine months ended September 30, 2008, representing an effective rate of 39.9%. This compares with $291.2 million in income tax expense and an effective rate of 32.6% for the prior year period. The effective tax rate for the nine months ended September 30, 2008 excluding the impact of the client support, Visa indemnification, and leasing related charges was 32.3%.

BALANCE SHEET

Total assets at September 30, 2008 were $79.2 billion and averaged $73.3 billion for the third quarter, compared with total assets of $63.1 billion at September 30, 2007 and an average balance of $61.3 billion in the prior year third quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $29.9 billion at September 30, 2008 and averaged $27.7 billion for the third quarter, compared with $24.9 billion at September 30, 2007 and the $23.3 billion average for the third quarter last year. Securities totaled $13.4 billion at September 30, 2008 and averaged $12.8 billion for the quarter, compared with $11.8 billion at September 30, 2007 and $14.0 billion on average last year. Asset-backed securities, a component of securities, totaled $1.8 billion at September 30, 2008 and averaged $2.0 billion for the quarter, compared with $1.8 billion at September 30, 2007 and $1.3 billion on average last year. Asset-backed securities held are predominantly floating rate, triple-A rated securities, with average lives less than 2 years. Money market assets totaled $26.1 billion at September 30, 2008 and averaged $24.8 billion in the third quarter, up 52% from the year-ago quarter. The growth in total assets was funded primarily through an increase in non-U.S. office interest-bearing deposits, which averaged $38.7 billion in the quarter, up 40% from the year-ago quarter.

Stockholders’ equity increased to $4.84 billion at September 30, 2008 and averaged $5.08 billion for the quarter, up 20% from last year’s third quarter. The increase primarily reflects the retention of earnings, offset in part by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the third quarter of 2008, the Corporation repurchased 49,117 shares at a cost of $3.9 million ($78.45 average price per share). An additional 7.7 million shares are authorized for repurchase after September 30, 2008 under the previously announced share buyback program.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2008 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at September 30, 2008 that were above the level required for classification as a “well capitalized” institution. Shown below are the September 30, 2008 and 2007 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the nine-months ended September 30, 2008 or 2007 exceeded 10% of the consolidated total.

	September 30, 2008			September 30, 2007
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	9.2%	11.4%	6.6%	9.8%	11.6%	7.0%
The Northern Trust Company	8.5%	11.6%	5.7%	8.5%	10.6%	5.8%
Northern Trust, NA	10.0%	11.2%	8.7%	10.3%	11.6%	8.4%

ASSET QUALITY

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at September 30, 2008 totaled $61.5 million compared with $34.4 million at June 30, 2008 and $29.3 million at September 30, 2007. Nonaccrual loans and leases totaled $58.8 million or .20% of total loans and leases at September 30, 2008. At June 30, 2008 and September 30, 2007, nonaccrual loans and leases totaled $30.1 million and $23.4 million, respectively. The $28.7 million increase in nonaccrual loans from June 30, 2008 primarily reflects the addition of two loans to nonperforming.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets (In Millions)	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual Loans
U.S.
Residential Real Estate	$16.8	$13.4	$5.8	$4.8
Commercial	28.7	2.9	10.4	10.4
Commercial Real Estate	6.5	7.0	—	—
Personal	6.8	6.8	7.0	7.0
Non-U.S.	—	—	—	1.2

Total Nonaccrual Loans	58.8	30.1	23.2	23.4
Other Real Estate Owned	2.7	4.3	6.1	5.9

Total Nonperforming Assets	$61.5	$34.4	$29.3	$29.3

90 Day Past Due Loans Still Accruing	$13.0	$25.9	$8.6	$15.2

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

Provision and Reserve for Credit Losses (continued)

A $25.0 million provision for credit losses was recorded in the third quarter of 2008 compared with a $6.0 million provision in the prior year quarter. The current quarter provision primarily reflects growth in the loan portfolio and weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three- and nine- months ended September 30, 2008 and 2007 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the allocated portion of the inherent reserve and its components by loan category at September 30, 2008, June 30, 2008, December 31, 2007, and September 30, 2007, and the unallocated portion of the inherent reserve at December 31, 2007 and September 30, 2007.

Allocation of the Reserve for Credit Losses

	September 30, 2008		June 30, 2008		December 31, 2007		September 30, 2007
($ in Millions)	Reserve Amount	Percent Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$7.9	—%	$5.7	—%	$10.8	—%	$13.0	—%

Allocated Inherent Reserve
Residential Real Estate	27.3	33	23.7	34	13.6	36	13.0	36
Commercial	105.0	26	91.9	26	64.1	22	61.6	21
Commercial Real Estate	40.7	10	35.0	9	28.4	9	26.2	9
Personal	16.0	15	13.9	15	6.2	15	6.1	14
Other	1.2	6	2.1	4	—	4	—	3
Lease Financing	3.4	4	3.9	4	3.6	5	3.4	5
Non-U.S.	6.0	6	6.9	8	7.4	9	5.1	12

Total Allocated Inherent Reserve	$199.6	100%	$177.4	100%	$123.3	100%	$115.4	100%

Unallocated Inherent Reserve	—		—	—	26.1	—	26.1	—

Total Reserve	$207.5	100%	$183.1	100%	$160.2	100%	$154.5	100%

Reserve Assigned to:
Loans and Leases	$194.7		$172.5		$148.1		$143.2
Unfunded Loan Commitments and Standby Letters of Credit	12.8		10.6		12.1		11.3

Total Reserve	$207.5		$183.1		$160.2		$154.5

The increase in specific reserves from June 30, 2008 is primarily due to the addition of one nonperforming loan. The increase in the inherent portion of the reserve relates primarily to loan growth and weakness in the broader economic environment.

The reserve of $194.7 million assigned to loans and leases, as a percentage of total loans and leases, was .65% at September 30, 2008, compared with .60% at June 30. 2008. At September 30, 2008, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $259.6 million of which $48.6 million was classified as impaired, up from $120.8 million at June 30, 2008 when $22.3 million was classified as impaired, and up from $76.0 million at September 30, 2007 when $20.1 million was classified as impaired.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds or client portfolios, including those funds, investment pools and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity, such as entry into the Capital Support Agreements and the other actions and client support actions discussed elsewhere in this Form 10-Q; the impact of recent upheaval in the financial markets, and the effect of governmental actions taken in response, on Northern Trust, its competitors, financial markets generally and availability of credit specifically, and the U.S. and international economies; changes in foreign exchange trading client volumes and currency volatility; Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. government’s response to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients; changes in the nature and activities of Northern Trust’s competition; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in

FACTORS AFFECTING FUTURE RESULTS - continued

its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses particularly in a difficult economic environment; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the new Basel II capital regime and areas of increased regulatory emphasis and oversight such as the Bank Secrecy Act and Anti-Money Laundering Act; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2007 Financial Annual Report to Shareholders (pages 24 - 34), in the section of the “Notes to Consolidated Financial Statements” in the 2007 Financial Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 66 and 67), in the sections of “Item 1 – Business” of the 2007 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Polices,” “Competition” and “Regulation and Supervision” (pages 3 - 11), in “Item 1A – Risk Factors” of the 2007 Annual Report on Form 10-K (pages 25 - 28). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Third Quarter
(Interest and rate on a fully taxable equivalent basis)	2008			2007
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$8.2	$1,576.5	2.04%	$9.8	$759.3	5.08%
Time Deposits with Banks	252.9	23,214.3	4.34	190.7	15,587.4	4.85
Other Interest-Bearing	.1	21.2	2.24	.3	21.2	6.48

Total Money Market Assets	261.2	24,812.0	4.19	200.8	16,367.9	4.87

Securities
U.S. Government	.1	19.9	1.99	—	5.1	5.12
Obligations of States and Political Subdivisions	13.8	830.8	6.64	14.6	883.2	6.64
Government Sponsored Agency	62.0	9,148.0	2.70	157.1	11,402.0	5.47
Other	22.5	2,804.3	3.19	23.4	1,750.3	5.29

Total Securities	98.4	12,803.0	3.06	195.1	14,040.6	5.52

Loans and Leases	293.6	27,704.9	4.21	343.8	23,291.2	5.86

Total Earning Assets	$653.2	65,319.9	3.98%	$739.7	53,699.7	5.47%

Reserve for Credit Losses Assigned to Loans and Leases	—	(173.9)	—	—	(139.2)	—
Cash and Due from Banks	—	3,010.0	—	—	3,463.8	—
Other Assets	—	5,161.4	—	—	4,232.3	—

Total Assets	—	$73,317.4	—	—	$61,256.6	—

Average Source of Funds
Deposits
Savings and Money Market	$31.4	$7,711.9	1.61%	$63.6	$7,130.8	3.53%
Savings Certificates	16.1	2,088.1	3.07	24.8	2,046.6	4.80
Other Time	4.5	604.0	2.96	6.6	541.1	4.81
Non-U.S. Offices Time	265.6	38,705.9	2.73	308.0	27,681.1	4.41

Total Interest-Bearing Deposits	317.6	49,109.9	2.57	403.0	37,399.6	4.28
Short-Term Borrowings	15.8	3,337.7	1.90	59.4	5,208.6	4.53
Senior Notes	12.0	861.9	5.54	6.4	451.3	5.71
Long-Term Debt	39.8	3,279.3	4.83	34.8	2,458.4	5.54
Floating Rate Capital Debt	2.3	276.6	3.31	4.1	276.5	5.87

Total Interest-Related Funds	387.5	56,865.4	2.71	507.7	45,794.4	4.40

Interest Rate Spread	—	—	1.27%	—	—	1.07%
Noninterest-Bearing Deposits	—	7,880.1	—	—	8,232.7	—
Other Liabilities	—	3,494.0	—	—	2,991.8	—
Stockholders’ Equity	—	5,077.9	—	—	4,237.7	—

Total Liabilities and Stockholders’ Equity	—	$73,317.4	—	—	$61,256.6	—

Net Interest Income/Margin (FTE Adjusted)	$265.7	—	1.62%	$232.0	—	1.71%

Net Interest Income/Margin (Unadjusted)	$253.4		1.54%	$213.2		1.58%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Third Quarter 2008/2007
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$151.2	$(237.7)	$(86.5)
Interest-Related Funds	122.0	(242.2)	(120.2)

Net Interest Income (FTE)	$29.2	$4.5	$33.7

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CONSOLIDATED AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Nine Months
(Interest and rate on a fully taxable equivalent basis)	2008			2007
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$35.8	$1,841.7	2.60%	$48.9	$1,231.0	5.31%
Time Deposits with Banks	720.7	22,672.6	4.25	522.8	15,582.8	4.49
Other Interest-Bearing	.5	28.9	2.31	.9	21.3	5.74

Total Money Market Assets	757.0	24,543.2	4.12	572.6	16,835.1	4.55

Securities
U.S. Government	.4	18.9	2.12	6.7	164.4	5.46
Obligations of States and Political Subdivisions	42.1	842.4	6.66	44.1	884.4	6.65
Government Sponsored Agency	187.1	8,069.8	3.10	438.7	10,750.2	5.46
Other	71.0	2,694.0	3.53	56.0	1,441.4	5.20

Total Securities	300.6	11,625.1	3.45	545.5	13,240.4	5.51

Loans and Leases	886.9	26,454.1	4.48	980.0	22,420.2	5.84

Total Earning Assets	$1,944.5	62,622.4	4.15%	$2,098.1	52,495.7	5.34%

Reserve for Credit Losses Assigned to Loans and Leases	—	(162.3)	—	—	(139.1)	—
Cash and Due from Banks	—	3,533.6	—	—	2,777.7	—
Other Assets	—	4,910.6	—	—	4,035.9	—

Total Assets	—	$70,904.3	—	—	$59,170.2	—

Average Source of Funds
Deposits
Savings and Money Market	$112.1	$7,698.9	1.94%	$180.5	$6,987.1	3.45%
Savings Certificates	54.0	2,020.1	3.57	71.7	2,009.1	4.77
Other Time	14.5	563.2	3.44	18.2	510.3	4.77
Non-U.S. Offices Time	764.3	36,221.8	2.82	879.2	27,623.5	4.26

Total Interest-Bearing Deposits	944.9	46,504.0	2.71	1,149.6	37,130.0	4.14
Short-Term Borrowings	68.3	3,920.6	2.33	158.3	4,636.1	4.57
Senior Notes	30.2	725.6	5.56	18.3	447.8	5.46
Long-Term Debt	112.4	2,911.1	5.16	104.3	2,471.9	5.56
Floating Rate Capital Debt	8.1	276.6	3.91	12.2	276.5	5.83

Total Interest-Related Funds	1,163.9	54,337.9	2.86	1,442.7	44,962.3	4.29

Interest Rate Spread	—	—	1.29%	—	—	1.05%
Noninterest-Bearing Deposits	—	8,505.1	—	—	7,395.9	—
Other Liabilities	—	3,203.3	—	—	2,717.5	—
Stockholders’ Equity	—	4,858.0	—	—	4,094.5	—

Total Liabilities and Stockholders’ Equity	—	$70,904.3	—	—	$59,170.2	—

Net Interest Income/Margin (FTE Adjusted)	$780.6	—	1.67%	$655.4	—	1.67%

Net Interest Income/Margin (Unadjusted)	$743.0	—	1.58%	$607.6	—	1.55%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Nine Months 2008/2007
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$372.3	$(525.9)	$(153.6)
Interest-Related Funds	295.7	(574.5)	(278.8)

Net Interest Income (FTE)	$76.6	$48.6	$125.2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 43 of this document.

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

The information called for by this item is incorporated herein by reference to Note 20 titled “Contingent Liabilities” beginning on page 21 of this Form 10-Q.

On October 15, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Illinois against the Corporation, the Northern Trust Employee Benefit Administrative Committee, the Compensation and Benefits Committee of the Board of Directors and certain officers and directors, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to the present. The complaint purports to allege breaches of fiduciary duty in violation of the Employee Retirement Income Security Act (ERISA) related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages. At this early stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A.	Risk Factors

The second half of 2008 has witnessed unprecedented disruptions in global financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and other governments have taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, that these global financial market events or these governmental actions might have on Northern Trust, its business, and its business plan is uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of the Corporation’s 2007 Annual Report on Form 10-K discusses some of the principal risks inherent in Northern Trust’s business, including economic, market, and monetary policy risks, credit risks and liquidity risks. The current upheaval in global financial markets has accentuated each of these risks and magnified their potential effect on Northern Trust. To the extent legislation or regulatory action adversely affects the U.S. or global economies, Northern Trust’s access to capital or the credit quality of its loan and investment portfolios, or imposes additional limitations or costs on its business, these developments could have an adverse impact on Northern Trust’s costs, credit losses, access to capital, or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2008 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1-31, 2008	32,643	$77.84	32,643
August 1-31, 2008	14,060	$79.05	14,060
September 1-30, 2008	2,414	$83.25	2,414

Total (Third Quarter)	49,117	$78.45	49,117	7,654,692

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts:

(i)	Northern Trust Corporation Management Performance Plan (as amended and restated effective July 15, 2008; supersedes Exhibit 10 (ii) filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as amended by Exhibit 10 (xv)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: October 31, 2008	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: October 31, 2008	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description
(10)	Material Contracts:

	(i)	Northern Trust Corporation Management Performance Plan (as amended and restated effective July 15, 2008; supersedes Exhibit 10 (ii) filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as amended by Exhibit 10 (xv)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.