Form 10-K
period 2008-12-31
NORTHERN TRUST CORP
filed 2009-02-27
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2008 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $14,221,487,705. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 25, 2009, 223,461,415 shares of Common Stock, $1.66  2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the Fiscal Year Ended December 31, 2008—Part I and Part II

2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2009—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of investment management, asset and fund administration, fiduciary, and banking solutions for corporations, institutions, and affluent individuals. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation has a network of 85 offices in 18 U.S. states and has offices in 15 international locations outside the U.S. At December 31, 2008, the Corporation had consolidated total assets of $82.1 billion and stockholders’ equity of $6.4 billion.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2008, the Bank had consolidated assets of $70.4 billion and common equity capital of $4.3 billion.

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

BUSINESS UNITS

Under the leadership of Frederick H. Waddell, the President and Chief Executive Officer of the Corporation, Northern Trust organizes its services globally around its two client-focused principal business units: Corporate and Institutional Services (C&IS) and Personal Financial Services (PFS). Two other business units provide services to the two principal business units: Northern Trust Global Investments (NTGI), which provides investment management, and Operations and Technology (O&T), which provides operating and systems support.

Financial information regarding the Corporation and its business units is included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008. In particular, for a discussion of significant developments in the business of the Corporation, and the impact on the financial results of the Corporation and its business units for the fiscal year ended December 31, 2008, you are urged to review the section entitled “Consolidated Results of Operations” on pages 22 through 29 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, which is incorporated herein by reference.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate and Institutional Services

C&IS is a leading global provider of asset servicing, asset management, and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, and government funds. C&IS also offers a full range of commercial banking services, placing special emphasis on developing and supporting institutional relationships in two target markets: large and mid-sized corporations and financial institutions. Asset servicing, asset management, and related services encompass a full range of state-of-the-art capabilities including: global master trust and custody, trade settlement, and reporting; fund administration; cash management; investment risk and performance analytical services; and investment operations outsourcing. Client relationships are managed through the Bank and the Bank’s and the Corporation’s subsidiaries, including support from international locations in North America, Europe, the Asia-Pacific region and the Middle East. Asset servicing relationships managed by C&IS often include investment management, securities lending, transition management, and commission recapture services provided through NTGI. C&IS also provides related foreign exchange services in the U.S., U.K., Guernsey, and Singapore. At December 31, 2008, total C&IS assets under custody were $2.7 trillion and assets under management were $426.4 billion.

Personal Financial Services

PFS provides personal trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; qualified retirement plans; brokerage services; and private and business banking. PFS focuses on high net worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. PFS also includes the Wealth Management Group, which provides customized products and services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million.

PFS is one of the largest providers of personal trust services in the United States, with $288.3 billion in assets under custody and $132.4 billion in assets under management at December 31, 2008. PFS services are delivered through a network of 85 offices in 18 U.S. states as well as offices in London and Guernsey.

Northern Trust Global Investments

NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and other products to U.S. and non-U.S. clients, including clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and multi-manager products and services. NTGI’s activities also include brokerage, securities lending, transition management, and related services. NTGI’s business operates internationally through subsidiaries, joint ventures, alliances, and distribution arrangements.

Operations and Technology

O&T supports all of Northern Trust’s business activities, including the processing and product management activities of C&IS, PFS, and NTGI. These activities are conducted principally in the operations and technology centers in Chicago, London, and Bangalore and fund administration centers in Ireland.

Corporate Financial Management Group

The Corporate Financial Management Group includes the Chief Financial Officer, Controller, Treasurer, Corporate Development, Financial Analysis & Internal Consulting, Investor Relations, and Strategic Sourcing functions. The Group is responsible for Northern Trust’s accounting and financial infrastructure and for managing the Corporation’s financial position.

Corporate Risk Management Group

The Corporate Risk Management Group includes the Credit Policy and other Corporate Risk Management functions. The Credit Policy function is described in the “Loans and Other Extensions of Credit” section of the Annual Report to Stockholders for the year ended December 31, 2008 on pages 48-53. The Corporate Risk Management Group monitors, measures, and facilitates the management of risks across the businesses of the Corporation and its subsidiaries.

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

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC up to the maximum authorized limit, and it is subject to regulation by both these entities, as well as by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is also registered as a transfer agent with the Federal Reserve Board and is therefore subject to the rules and regulations of the Federal Reserve Board in this area. In addition, the Corporation, the Bank and the Corporation’s New York trust company subsidiary are subject to regulation by the Banking Department of the State of New York.

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and are subject to regulation by the Office of the Comptroller of the Currency (OCC), with deposits insured by the FDIC to the extent provided by the Federal Deposit Insurance Act and FDIC regulations. Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC.

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

A significant component of the functional regulation provided in the GLBA relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer regulation. Among other things, the GLBA amended the definitions of “broker” and “dealer” under the Exchange Act to remove the blanket exemption for banks. Without this blanket exemption, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The SEC and the Federal Reserve Board in September 2007 adopted a regulation to implement the broker activities exemption of the GLBA that became effective for the Bank beginning January 1, 2009. The GLBA also amended the Investment Advisers Act of 1940 to require the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds. The Corporation believes that it has taken the necessary actions to comply with these requirements of GLBA and the regulations adopted under them.

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the United States are subject to regulation by a number of non-U.S. regulatory agencies. Subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom, for example, are authorized to do so pursuant to the UK Financial Services and Markets Act of 2000 or are otherwise subject to regulation by the Financial Services Authority (FSA). The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the United States are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2008, each of Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Emergency Economic Stabilization Act of 2008 and Other Market-Support Measures

In response to the global credit and liquidity crisis impacting financial institutions both domestically and internationally, the United States government, particularly the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve Board and the FDIC have taken a number of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities, and the creation of special finance facilities. On October 3, 2008, the United States congress enacted the Emergency Economic Stabilization Act of 2008 (EESA), under which the U.S. Treasury is granted broad authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

The programs announced to date by the U.S. Treasury, the Federal Reserve and FDIC and other regulatory agencies are in various stages of implementation and continue to evolve. To date, the Corporation’s participation in these various programs has been limited to the capital purchase program (CPP) under the Troubled Assets Relief Program (TARP) and participation by certain funds advised by a subsidiary of the Corporation in the Temporary Guaranty Program for Money Market Funds, each of which is described below. However, the Corporation continues to monitor each of the programs announced to date and the other legislative and regulatory developments that continue to emerge in reaction to the global financial crisis and evaluate the need for, and the relative advantages and disadvantages to, participation by the Corporation in those various programs.

Troubled Assets Relief Program (TARP) — Under TARP, the U.S. Treasury has authorized a voluntary CPP to purchase up to $250 billion of senior preferred shares and warrants of qualifying financial institutions that elect to participate. On November 14, 2008, as part of the CPP, the Corporation issued and sold to the U.S. Treasury (i) 1,576,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, without par value and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 3,824,624 shares of the Corporation’s common stock, at an exercise price of $61.81 per share, for an aggregate purchase price of $1.576 billion in cash.

The Corporation’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock is subject to certain restrictions in the event that the Corporation fails to pay or set aside full dividends on the Series B Preferred Stock for all past dividend periods. In addition, the agreement pursuant to which the preferred shares and the warrant were sold requires regulatory approval for the payment of quarterly dividends on the Corporation’s common stock in excess of $0.28 per share, which is the amount of the last regular quarterly dividend declared by the Corporation prior to the original issuance of the preferred stock. In addition, the Corporation agreed that, until such time as the U.S. Treasury ceases to own any of the securities acquired from the Corporation, the Corporation will be subject to certain restrictions with respect to compensation of certain of its senior executive officers. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. ARRA includes additional restrictions on compensation paid to executives and other specified employees of financial institutions that have sold securities to the U.S. Treasury pursuant to the TARP program. These compensation restrictions under EESA and ARRA include, among other things, a prohibition on the payment of “golden parachute payments”, a prohibition on the payment of bonuses, retention awards and incentive compensation, except for certain awards of “long-term” restricted stock, and the requirement to establish a company-wide policy regarding excessive or luxury expenditures. The specific impact of these restrictions on the Corporation is currently uncertain, as a number of the provisions remain subject to the issuance of regulations by the U.S. Treasury. ARRA also permits participants in the TARP program to redeem the preferred stock held by the U.S. Treasury without regard to whether the participant has obtained replacement Tier 1 capital and without regard to any waiting period following consultation by the U.S. Treasury with the issuer’s banking regulators. Under the investment agreement pursuant to which the U.S. Treasury acquired an issuer’s preferred stock under TARP, the issuer had been prohibited from repurchasing the preferred stock for three years unless the issuer had obtained replacement Tier 1 capital.

Temporary Guarantee Program for Money Market Mutual Funds — In late September 2008, the U.S. Treasury opened its Temporary Guarantee Program for Money Market Mutual Funds (Temporary Guarantee Program). The U.S. Treasury will guarantee the share price of any publicly–offered eligible money market fund that applies for and pays a fee to participate in the Temporary Guarantee Program. The Temporary Guarantee Program is designed to address temporary dislocations in credit markets and will run through April 30, 2009, and may be extended beyond that date if approved by the Secretary of the Treasury. If extended, it may be extended only up to September 18, 2009, and continued insurance protection is contingent upon funds renewing their coverage and paying any additional required fee. Certain funds advised by a subsidiary of the Corporation have participated in this program.

Cross-Guarantees Under the Federal Deposit Insurance Act

Under the Federal Deposit Insurance Act (FDIA), when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the FDIC in connection with the default of any of the others. Each also may be liable for any assistance the FDIC provides to the other institutions. “Default” means the appointment of a conservator or receiver for the institution. Thus, any of the Corporation’s banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with any of the Corporation’s other banking subsidiaries. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions). Although neither the Corporation nor any of its nonbanking subsidiaries may be assessed for such loss under the FDIA, the Corporation has agreed to indemnify each of its banking subsidiaries, other than the Bank, for any payments a banking subsidiary may be required to make to the FDIC pursuant to these provisions of the FDIA.

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

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the agreement pursuant to which the Preferred Shares and the Warrant were sold by the Corporation as part of the CPP under TARP requires regulatory approval for the payment of dividends on the Common Stock in excess of $0.28 per share per quarter, which is the amount of the last regular quarterly dividend declared by the Corporation.

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income (as defined by regulatory agencies) for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits, as defined, without regulatory and stockholder approval.

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

Capital Adequacy Requirements

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies. The minimum ratio of total capital to risk-weighted assets (which are the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit) is eight percent. At least half of the total capital must be composed of common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items (Tier 1 Capital). All of the proceeds of the Corporation’s participation in the CPP under TARP will be treated as tier 1 Capital for regulatory purposes. The remainder may consist of a limited amount of subordinated debt, other perpetual preferred stock, hybrid capital instruments, mandatory convertible debt securities that meet certain requirements, as well as a limited amount of reserves for loan losses (Tier 2 Capital). The Federal Reserve Board also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 Capital of at least three percent of average quarterly total consolidated assets.

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

	Risk-Based and Leverage Ratios as of December 31, 2008
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.08%	15.36%	8.50%
The Northern Trust Company	10.87	14.06	6.44
Northern Trust, N.A.	9.92	11.27	8.59
Northern Trust Bank, FSB	8.51	11.17	7.71

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

The Corporation is subject to the framework for risk-based capital adequacy, sometimes referred to as Basel II, which was developed by the Basel Committee on Banking Supervision and has been endorsed by the central bank governors and heads of bank supervision of the G10 countries. In December 2007, the U.S. bank regulatory agencies published final rules, effective April 1, 2008, with respect to implementation of the Basel II framework, the latest agreed-version of which was released by the Basel Committee in November 2005.

Under the final Basel II rules, the Corporation is one of a small number of “core” banking organizations. As a result, the Corporation and its U.S. depository institution subsidiaries will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The new rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy.

In order to implement the new rules, a core banking organization such as the Corporation was required to (and the Corporation did) adopt an implementation plan by October 1, 2008 and must satisfactorily complete a four-quarter parallel run, in which it calculates capital requirements under both the new Basel II rules and regulations effective prior to the adoption of Basel II. The organization must then progress through three transitional periods of at least four quarters each, commencing no later than April 1, 2011. During these transitional periods, the maximum cumulative reduction in capital requirements from those under the regulations effective prior to adoption of Basel II may not exceed 5% for the first period, 10% for the second period and 15% for the third period. Supervisory approval is required to move through these transitional periods and out of the final transitional period. The agencies also have said they will publish a study after the end of the second transitional year that will examine the new framework for any deficiencies.

These changes in the method of calculating capital apply only to risk-based capital requirements. The leverage ratio requirements, which are not risk-based, will continue to apply.

Non-core U.S. banking organizations that qualify may elect to use the most advanced approaches under Basel II. The agencies in July 2008 also published a notice of proposed rule-making that would provide all non-core banking organizations with the option to adopt a standardized approach under Basel II, which reflects a simpler methodology than the advanced approaches required of core banking organizations.

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation has established a Program Management Office to oversee the implementation of Basel II across the Corporation. The Corporation is also addressing issues related to implementation timing differences between the U.S. and other jurisdictions, to ensure that the Corporation and the Bank comply with regulatory requirements and expectations in all jurisdictions where they operate. The Corporation’s U.K., Guernsey and Canadian entities subject to Basel II rules have already adopted or plan to adopt the standardized approach for credit risk and the basic indicator approach for operational risk in calculating minimum regulatory capital requirements.

Preliminary analysis of the Basel II risk-based capital framework suggests that the use of the advanced approaches of the Basel II framework will not result in the Corporation’s or the Bank’s Tier 1 Capital or total risk-based capital ratios falling below the levels required for categorization as “well capitalized.”

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

The federal banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agency’s corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;

•	prohibiting any distributions without prior regulatory approval;

•	placing limits on asset growth and restrictions on activities;

•	placing additional restrictions on transactions with affiliates;

•	restricting the interest rate the institution may pay on deposits;

•	prohibiting the institution from accepting deposits from correspondent banks; and

•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2008, the Corporation and all of its U.S. banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, as amended by the Federal Deposit Insurance Reform Act and implementing regulations effective for 2008, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2009 to an insurance assessment of 12 to 14 basis points for the first quarter and 8 to 21 basis points thereafter (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of 50 basis points for the first quarter and 43 to 77.5 basis points thereafter. Banks which paid assessments prior to December 31, 1996 are eligible for certain one-time credits against these assessments from a pool provided for in the legislation. As of December 31, 2008, the Bank had remaining credits of approximately $2.5 million and Northern Trust, N.A. had no remaining credits. In addition to its insurance assessment, each insured bank is subject in 2009 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2009 debt service assessment is .0114%. The Bank, Northern Trust, N.A., and Northern Trust Bank, FSB will also pay an additional fee of .10% per annum on the amount of their non-interest bearing transaction accounts exceeding $250,000 guaranteed under the Temporary Loan Guarantee Program through December 31, 2009.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed above, the Corporation’s banking subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Future Legislation

Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions, and legislation designed to fundamentally restructure financial regulation may be introduced as one response to the recent global credit and liquidity crisis. Such legislation may change the banking statutes and the operating environment of the Corporation and its banking subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of the Corporation or its banking subsidiaries.

STAFF

Northern Trust employed 12,200 full-time equivalent officers and staff members as of December 31, 2008.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, are incorporated herein by reference.

Schedule	2008 Annual Report Page(s)
Ratios	20
Non-U.S. Outstandings	51-52
Nonperforming Assets and 90 Day Past Due Loans	53
Average Statement of Condition with Analysis of Net Interest Income	106-107

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$22.6	6.84%	$229.3	6.53%	$462.7	6.89%	$76.6	7.31%	76 mos.
Government Sponsored Agency	17.0	4.88	35.7	4.87	1.6	5.08	.7	4.91	21 mos.
Other —Fixed	56.6	4.20	128.2	5.01	87.8	4.80	35.1	3.77	31 mos.
—Floating	.2	6.18	—	—	—	—	—	—	8 mos.

Total Securities Held to Maturity	$96.4	4.94%	$393.2	5.89%	$552.1	6.55%	$112.4	6.19%	62 mos.

Securities Available for Sale
U.S. Government	$19.9	2.18%	$—	—%	$—	—%	$—	—%	1 mo.
Obligations of States and Political Subdivisions	—	—	17.0	6.57	14.6	6.73	—	—	55 mos.
Government Sponsored Agency	7,596.5	1.83	3,116.7	2.18	277.0	3.68	271.2	3.48	12 mos.
Asset-Backed—Fixed	44.5	5.36	54.7	5.49	17.3	5.39	26.4	5.53	20 mos.
Asset-Backed—Floating	531.9	2.02	743.6	1.55	62.4	.63	91.8	.62	19 mos.
Auction Rate Securities	—	—	448.1	2.48	—	—	5.0	3.66	45 mos.
Other —Fixed	164.4	.62	—	—	—	—	27.5	6.00	17 mos.
—Floating	74.6	3.43	665.2	2.48	—	—	144.1	.59	38 mos.

Total Securities Available for Sale	$8,431.8	1.85%	$5,045.3	2.21%	$371.3	3.37%	$566.0	2.50%	14 mos.

	December 31, 2007
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$39.6	7.60%	$241.9	6.87%	$437.9	6.76%	$129.4	7.19%	78 mos.
Government Sponsored Agency	2.7	5.62	6.3	5.63	2.7	5.61	1.6	5.60	50 mos.
Other —Fixed	59.9	5.99	110.9	7.85	75.9	7.46	35.8	4.87	64 mos.
—Floating	—	—	.2	6.61	—	—	—		20 mos.

Total Securities Held to Maturity	$102.2	6.61%	$359.3	7.15%	$516.5	6.86%	$166.8	6.67%	74 mos.

Securities Available for Sale
U.S. Government	$5.1	5.33%	$—	—%	$—	—%	$—	—%	2 mos.
Obligations of States and Political Subdivisions	—	—	17.2	6.58	14.9	6.72	—	—	48 mos.
Government Sponsored Agency	4,057.0	5.43	1,130.0	5.21	114.9	5.48	164.6	5.71	14 mos.
Asset-Backed—Fixed	128.7	5.56	144.4	5.41	22.6	5.44	4.0	5.19	26 mos.
Asset-Backed—Floating	177.4	4.55	1,167.8	5.02	30.0	4.56	228.0	5.03	21 mos.
Other —Fixed	151.9	1.82	—	—	—	—	27.5	6.00	28 mos.
—Floating	6.2	5.49	24.7	5.35	—	—	123.4	2.81	101 mos.

Total Securities Available for Sale	$4,526.3	5.28%	$2,484.1	5.14%	$182.4	5.42%	$547.5	4.78%	20 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2008	2007	2006	2005	2004
Securities Held to Maturity
Obligations of States and Political Subdivisions	$791.2	$848.8	$863.8	$885.1	$896.8
Government Sponsored Agency	55.0	13.3	14.6	9.9	11.7
Other	307.9	282.7	228.6	240.5	211.7

Total Securities Held to Maturity	$1,154.1	$1,144.8	$1,107.0	$1,135.5	$1,120.2

Securities Available for Sale
U.S. Government	$19.9	$5.1	$1.0	$17.9	$23.6
Obligations of States and Political Subdivisions	31.6	32.1	31.7	32.4	32.8
Government Sponsored Agency	11,261.4	5,466.5	10,245.1	8,801.0	6,710.5
Asset-Backed	1,572.6	1,902.9	767.4	950.9	900.4
Auction Rate	453.1	—	—	—	—
Other	1,075.8	333.7	204.4	168.5	251.6

Total Securities Available for Sale	$14,414.4	$7,740.3	$11,249.6	$9,970.7	$7,918.9

Average Total Securities	$12,287.0	$12,459.4	$11,803.1	$9,898.4	$8,153.6

Total Securities at Year-End	$15,570.8	$8,888.2	$12,365.2	$11,109.0	$9,041.7

Loans and Leases by Type

	December 31
(In Millions)	2008	2007	2006	2005	2004
U.S.
Residential Real Estate	$10,381.4	$9,171.0	$8,674.4	$8,340.5	$8,095.3
Commercial	8,253.6	5,556.4	4,679.1	3,545.3	3,217.9
Commercial Real Estate	3,014.0	2,350.3	1,836.3	1,524.3	1,307.5
Personal	4,766.7	3,850.8	3,415.8	2,961.3	2,927.2
Other	1,404.2	969.1	979.2	797.8	609.7
Lease Financing	1,143.8	1,168.4	1,291.6	1,194.1	1,221.8

Total U.S.	28,963.7	23,066.0	20,876.4	18,363.3	17,379.4
Non-U.S.	1,791.7	2,274.1	1,733.3	1,605.2	563.3

Total Loans and Leases	$30,755.4	$25,340.1	$22,609.7	$19,968.5	$17,942.7

Remaining Maturity of Selected Loans and Leases

	December 31, 2008
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Personal Loans)
Commercial	$8,253.6	$5,480.3	$1,824.7	$948.6
Commercial Real Estate	3,014.0	908.5	1,683.4	422.1
Other	1,404.2	1,347.0	34.6	22.6
Lease Financing	1,143.8	27.1	59.6	1,057.1

Total U.S.	13,815.6	7,762.9	3,602.3	2,450.4
Non-U.S.	1,791.7	1,771.0	20.7	—

Total Selected Loans and Leases	15,607.3	9,533.9	3,623.0	2,450.4

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$10,592.8	$6,701.5	$2,112.9	$1,778.4
Variable Rate	5,014.5	2,832.4	1,510.1	672.0

Total	$15,607.3	$9,533.9	$3,623.0	$2,450.4

Average Deposits by Type

(In Millions)	2008	2007	2006	2005	2004
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$912.5	$864.4	$899.5	$902.3	$869.4
Correspondent Banks	44.2	30.9	29.0	42.0	70.8
Other Noninterest-Bearing	4,493.6	3,789.3	3,682.0	3,764.6	3,550.7

Total Demand and Noninterest-Bearing	5,450.3	4,684.6	4,610.5	4,708.9	4,490.9

Interest-Bearing
Savings and Money Market	7,786.5	7,016.4	6,602.4	7,238.9	7,313.9
Savings Certificates less than $100,000	454.8	483.8	486.4	500.0	549.8
Savings Certificates $100,000 and more	1,669.5	1,536.0	1,207.3	1,010.7	928.8
Other	615.3	518.1	419.8	379.5	322.0

Total Interest-Bearing	10,526.1	9,554.3	8,715.9	9,129.1	9,114.5

Total U.S. Offices	15,976.4	14,238.9	13,326.4	13,838.0	13,605.4

Non-U.S. Offices
Non Interest-Bearing	3,364.5	2,963.8	1,778.7	1,138.4	920.3
Interest-Bearing	35,958.2	28,587.8	21,853.1	17,125.4	12,501.8

Total Non-U.S. Offices	39,322.7	31,551.6	23,631.8	18,263.8	13,422.1

Total Deposits	$55,299.1	$45,790.5	$36,958.2	$32,101.8	$27,027.5

Average Rates Paid on Interest-Related Deposits by Type

	2008	2007	2006	2005	2004
Interest-Related Deposits—U.S. Offices
Savings and Money Market	1.77%	3.37%	2.85%	1.70%	.75%
Savings Certificates less than $100,000	3.21	4.42	3.92	2.91	2.45
Savings Certificates $100,000 and more	3.44	4.83	4.33	3.09	2.51
Other Time	3.28	4.74	4.28	2.78	1.63

Total U.S. Offices Interest-Related Deposits	2.19	3.73	3.18	1.96	1.06
Total Non-U.S. Offices Interest-Related Deposits	2.46	4.22	3.69	2.62	1.61

Total Interest-Related Deposits	2.40%	4.10%	3.55%	2.39%	1.38%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2008			December 31, 2007
	U.S. Offices			U.S. Offices
(In Millions)	Certificates of Deposit	Other Time	Non-U.S. Offices	Certificates of Deposit	Other Time	Non-U.S. Offices
3 Months or Less	$1,380.9	$730.5	$34,844.0	$1,119.9	$843.7	$30,800.7
Over 3 through 6 Months	666.0	—	166.0	434.4	—	125.5
Over 6 through 12 Months	550.8	—	127.5	368.9	—	31.7
Over 12 Months	314.6	—	11.9	178.0	—	11.0

Total	$2,912.3	$730.5	$35,149.4	$2,101.2	$843.7	$30,968.9

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)		2008	2007	2006
Balance on December 31		$1,783.5	$1,465.8	$2,821.6
Highest Month-End Balance		8,473.7	2,131.7	4,816.8
Year	– Average Balance	2,598.1	1,660.6	2,135.6
	– Average Rate	1.24%	4.81%	4.87%

Average Rate at Year-End		0.03%	2.15%	4.53%

Securities Sold under Agreements to Repurchase

($ in Millions)		2008	2007	2006
Balance on December 31		$1,529.1	$1,763.6	$1,950.5
Highest Month-End Balance		2,635.7	2,845.1	2,410.2
Year	– Average Balance	1,271.5	1,620.2	2,030.0
	– Average Rate	1.79%	4.94%	4.88%

Average Rate at Year-End		0.07%	2.48%	4.96%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)		2008	2007	2006
Balance on December 31		$736.7	$2,108.5	$2,976.5
Highest Month-End Balance		4,229.6	6,608.6	4,103.5
Year	– Average Balance	739.4	1,040.7	2,309.3
	– Average Rate	3.04%	3.03%	1.32%

Average Rate at Year-End		0.06%	2.72%	1.80%

Total Purchased Funds

($ in Millions)		2008	2007	2006
Balance on December 31		$4,049.3	$5,337.9	$7,748.6
Year	– Average Balance	4,609.0	4,321.5	6,474.9
	– Average Rate	1.68%	4.22%	3.54%

Commercial Paper

($ in Millions)		2008	2007	2006
Balance on December 31		$—	$—	$—
Highest Month-End Balance		—	—	145.9
Year	– Average Balance	—	—	61.5
	– Average Rate	—%	—%	4.67%

Average Rate at Year-End		—	—	—

Changes in Net Interest Income

	2008/2007			2007/2006
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$12.2	$(42.6)	$(30.4)	$21.0	$.8	$21.8
Time Deposits with Banks	215.0	(103.5)	111.5	188.5	107.0	295.5
Other Interest-Bearing	83.4	(75.3)	8.1	(.5)	.3	(.2)
Securities
U.S. Government	(5.7)	(.7)	(6.4)	(3.1)	.7	(2.4)
Obligations of States and Political Subdivisions	(3.0)	—	(3.0)	(1.1)	(.3)	(1.4)
Government Sponsored Agency	(58.5)	(223.8)	(282.3)	6.9	26.9	33.8
Other	54.5	(47.0)	7.5	30.8	(.7)	30.1
Loans and Leases	265.9	(389.3)	(123.4)	132.8	22.2	155.0

Total	$563.8	$(882.2)	$(318.4)	$375.3	$156.9	$532.2

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$26.0	$(124.6)	$(98.6)	$14.0	$34.4	$48.4
Savings Certificates	4.9	(28.5)	(23.6)	15.4	8.8	24.2
Other Time	4.6	(8.9)	(4.3)	4.7	1.9	6.6
Non-U.S. Offices Time	311.0	(631.9)	(320.9)	284.2	115.3	399.5
Short-Term Borrowings	12.7	(126.8)	(114.1)	(98.1)	53.3	(44.8)
Senior Notes	18.2	(6.3)	11.9	6.4	3.8	10.2
Long-Term Debt	27.9	(13.1)	14.8	(9.0)	(2.6)	(11.6)
Floating Rate Capital Debt	—	(4.6)	(4.6)	—	1.3	1.3

Total	$405.3	$(944.7)	$(539.4)	$217.6	$216.2	$433.8

Increase (Decrease) in Net Interest Income	$158.5	$62.5	$221.0	$157.7	$(59.3)	$98.4

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2008	2007	2006	2005	2004
Balance at Beginning of Year	$160.2	$151.0	$136.0	$139.3	$157.2
Charge-Offs
Residential Real Estate	8.9	1.1	.2	—	.4
Commercial	7.6	4.5	.9	6.9	5.2
Commercial Real Estate	5.1	—	.1	—	—
Personal	1.8	.9	.5	.6	.7
Other	2.3	3.2	.1	.1	1.0
Lease Financing	—	—	—	—	—
Non-U.S.	—	—	—	—	—

Total Charge-Offs	25.7	9.7	1.8	7.6	7.3

Recoveries
Residential Real Estate	.3	.1	.2	.1	.2
Commercial	1.8	.3	1.3	.5	3.7
Commercial Real Estate	.1	—	—	—	.1
Personal	.3	.1	—	.4	.4
Other	—	.1	.1	.1	—
Lease Financing	—	—	—	—	—
Non-U.S.	—	.3	—	.7	—

Total Recoveries	2.5	.9	1.6	1.8	4.4

Net Charge-Offs	23.2	8.8	.2	5.8	2.9
Provision for Credit Losses	115.0	18.0	15.0	2.5	(15.0)
Effect of Foreign Exchange Rates	(.9)	—	.2	—	—

Net Change in Reserve	90.9	9.2	15.0	(3.3)	(17.9)

Balance at End of Year	$251.1	$160.2	$151.0	$136.0	$139.3

Reserve Assigned To:
Loans and Leases	$229.1	$148.1	$140.4	$125.4	$130.7
Unfunded Commitments and Standby Letters of Credit	22.0	12.1	10.6	10.6	8.6

Total Reserve for Credit Losses	$251.1	$160.2	$151.0	$136.0	$139.3

Loans and Leases at Year-End	$30,755.4	$25,340.1	$22,609.7	$19,968.5	$17,942.7

Average Total Loans and Leases	$27,402.7	$22,817.8	$20,528.5	$18,754.0	$17,450.9

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.08%	.03%	—%	.03%	.02%
Provision for Credit Losses	.37	.07	.07	.01	(.08)
Reserve at Year-End Assigned to Loans and Leases	.75	.58	.62	.63	.73
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.08%	.04%	—%	.03%	.02%
Reserve at Year-End Assigned to Loans and Leases	.84	.65	.68	.67	.75

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 32 – Business Units and Related Information in the Notes to Consolidated Financial Statements on page 101 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2008	2007	2006	2005	2004
Total Assets	$27,321.0	$21,483.2	$17,971.7	$14,046.1	$12,367.4

Time Deposits with Banks	20,547.9	16,028.9	12,715.0	10,662.4	10,414.6
Loans	1,641.7	1,709.8	1,377.0	1,046.8	621.7
Customers’ Acceptance Liability	.2	.3	.3	1.0	1.0
Non-U.S. Investments	205.7	101.8	76.6	64.3	55.2

Total Liabilities	$44,022.1	$34,469.5	$25,992.9	$20,489.6	$14,867.0

Deposits	$40,825.6	$32,200.2	$24,048.2	$18,816.5	$14,051.6
Liability on Acceptances	.2	.3	.3	1.0	1.0

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2008	2007	2006	2005	2004
Assets	37%	35%	34%	31%	30%

Liabilities	60%	57%	49%	45%	36%

Reserve for Credit Losses Relating to Non-U.S. Operations

(In Millions)	2008	2007	2006	2005	2004
Balance at Beginning of Year	$8.8	$9.3	$4.9	$2.0	$1.8
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	.7	—
Provision for Credit Losses	(1.4)	(.5)	4.4	2.2	.2

Balance at End of Year	$7.4	$8.8	$9.3	$4.9	$2.0

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

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2008	2007	2006	2005	2004
Commercial	$351.1	$482.5	$815.0	$719.6	$174.4
Non-U.S. Governments and Official Institutions	14.8	17.0	56.2	94.8	84.9
Banks	32.4	14.9	18.8	57.7	24.5
Other *	1,393.4	1,759.7	843.3	733.1	279.5

Total	$1,791.7	$2,274.1	$1,733.3	$1,605.2	$563.3

*	Other loans include short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

	December 31
Deposits (In Millions)	2008	2007	2006
Commercial	$33,091.6	$30,787.2	$26,061.3
Non-U.S. Governments and Official Institutions	4,419.5	3,903.7	2,563.4
Banks	667.5	748.8	799.9
Other Time	642.1	626.8	633.6
Other Demand	35.1	156.8	118.8

Total	$38,855.8	$36,223.3	$30,177.0

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008:

Notes to Consolidated Financial Statements	2008 Annual Report Page(s)
1. Accounting Policies
F. Derivative Financial Instruments	67
G. Loans and Leases	67
H. Reserve for Credit Losses	68
K. Other Real Estate Owned	69
6. Loans and Leases	74-75
7. Reserve for Credit Losses	75
25. Contingent Liabilities	91-92
26. Derivative Financial Instruments	92-94
27. Off-Balance Sheet Financial Instruments	94-95
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management	47-57

In addition, the following schedules on pages 18 through 20 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 55 through 57 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements, included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, and incorporated herein by reference on page 35 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2008	2007
Assets
Cash and Due from Banks	$2,604.1	$3,705.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,489.9	5,683.6
Time Deposits with Banks	16,707.5	21,242.2
Federal Reserve Deposits and Other Interest-Bearing	9,481.9	256.3
Securities
Available for Sale	13,804.9	7,570.4
Held to Maturity (Fair Value—$1,110.9 in 2008 and $1,114.1 in 2007)	1,110.1	1,098.8

Total Securities	14,915.0	8,669.2

Loans and Leases
Commercial and Other	14,906.7	11,349.9
Residential Mortgages	3,931.7	3,503.2

Total Loans and Leases (Net of unearned income—$542.2 in 2008 and $562.7 in 2007)	18,838.4	14,853.1

Reserve for Credit Losses Assigned to Loans and Leases	(152.9)	(100.3)
Buildings and Equipment	408.3	386.2
Customers’ Acceptance Liability	—	.2
Client Security Settlement Receivables	709.3	563.1
Goodwill	306.1	349.1
Other Assets	5,126.0	2,790.4

Total Assets	$70,433.6	$58,398.4

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$10,560.2	$4,521.0
Savings and Money Market	4,016.3	3,597.2
Savings Certificates	1,209.9	1,100.9
Other Time	390.2	221.5
Non-U.S. Offices — Noninterest-Bearing	2,856.4	4,379.4
— Interest-Bearing	36,094.9	30,890.5

Total Deposits	55,127.9	44,710.5

Federal Funds Purchased	1,877.6	1,465.8
Securities Sold under Agreements to Repurchase	1,599.9	1,782.3
Other Borrowings	745.4	2,117.1
Senior Notes	145.8	199.7
Long-Term Debt	2,209.4	1,966.6
Liability on Acceptances	—	.2
Other Liabilities	4,441.1	2,778.9

Total Liabilities	66,147.1	55,021.1

Stockholder’s Equity
Capital Stock—Par Value $1	3.6	3.6
Surplus	1,155.5	655.5
Undivided Profits	3,590.1	2,791.1
Accumulated Other Comprehensive Income (Loss)	(462.7)	(72.9)

Total Stockholder’s Equity	4,286.5	3,377.3

Total Liabilities and Stockholder’s Equity	$70,433.6	$58,398.4

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2008	2007	2006
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,682.7	$1,605.3	$1,378.3
Foreign Exchange Trading Income	616.2	351.3	247.3
Treasury Management Fees	69.1	61.5	62.3
Security Commissions and Trading Income	10.5	11.3	2.2
Gain on Visa Share Redemption	167.9	—	—
Other Operating Income	165.7	70.4	61.9
Investment Security Gains (Losses), net	(56.3)	6.5	1.4

Total Noninterest Income	2,655.8	2,106.3	1,753.4

Interest Income
Loans and Leases	617.5	706.8	629.4
Securities
—Available for Sale	308.7	579.0	516.6
—Held to Maturity	38.6	41.0	41.4

Total Securities	347.3	620.0	558.0

Time Deposits with Banks	887.6	776.3	481.1
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	90.9	155.3	109.4

Total Interest Income	1,943.3	2,258.4	1,777.9

Interest Expense
Deposits	989.2	1,369.8	926.4
Federal Funds Purchased	32.8	80.3	105.5
Securities Sold under Agreements to Repurchase	24.3	82.2	100.8
Other Borrowings	22.6	32.7	31.1
Senior Notes	11.5	11.6	11.8
Long-Term Debt	107.6	102.9	118.0

Total Interest Expense	1,188.0	1,679.5	1,293.6

Net Interest Income	755.3	578.9	484.3
Provision for Credit Losses	65.9	13.3	13.0

Net Interest Income after Provision for Credit Losses	689.4	565.6	471.3

Income before Noninterest Expenses	3,345.2	2,671.9	2,224.7

Noninterest Expenses
Compensation	903.7	813.2	665.1
Employee Benefits	180.4	185.8	168.4
Outside Services	347.0	317.3	256.5
Equipment and Software Expense	229.8	207.6	193.3
Occupancy Expense	120.0	106.3	101.3
Visa Indemnification Charges	(76.1)	150.0	—
Other Operating Expenses	310.5	128.8	85.1

Total Noninterest Expenses	2,015.3	1,909.0	1,469.7

Income before Income Taxes	1,329.9	762.9	755.0
Provision for Income Taxes	521.6	229.9	262.0

Net Income	$808.3	$533.0	$493.0

Dividends Paid to the Corporation	$—	$260.0	$100.0

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Additionally, the Corporation’s corporate governance guidelines, its code of business conduct and ethics applicable to directors, officers and employees, and the charters for its audit, business risk, business strategy, corporate governance, compensation and benefits, and executive committees are all available on the Corporation’s Internet website. Information contained on the Corporation’s website is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
Frederick H. Waddell (55)	President (2/21/06) and Chief Executive Officer (1/1/08)

Sherry S. Barrat (59)	Executive Vice President and President—PFS (1/1/06)

Aileen B. Blake (41)	Executive Vice President and Controller (3/31/05)

Steven L. Fradkin (47)	Executive Vice President (1/21/03) and Chief Financial Officer (1/20/04)

Timothy P. Moen (56)	Executive Vice President and Head of Human Resources and Administration (4/16/02)

William L. Morrison (58)	Executive Vice President (5/21/02) and President—PFS (3/14/03)

Stephen N. Potter (52)	Executive Vice President (10/17/06) and President – NTGI (3/28/08)

Jana R. Schreuder (50)	Executive Vice President (6/30/05) and President—O&T (10/17/06)

Joyce St. Clair (50)	Executive Vice President and Head of Corporate Risk Management (4/1/07)

Timothy J. Theriault (48)	Executive Vice President (4/16/02) and President—C&IS (10/17/06)

Kelly R. Welsh (56)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)

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

We explain below that many of the risks we discuss can reduce our earnings, as a result of recognizing losses or otherwise. You should understand that significant reductions in earnings can have further negative effects on us in addition to reducing the price of our common stock and other securities, such as: reducing our capital, which can have regulatory and other consequences; affecting the confidence that clients and counterparties have in us, with a resulting negative effect on our ability to conduct and grow our businesses; and reducing the attractiveness of our securities to rating agencies and potential purchasers and so affecting our ability to raise capital and secure other funding or the prices at which we are able to do so.

This list is not necessarily complete because we may have failed to appreciate the potential impact on us of risks not described here. We identify and manage risk through our business strategies and plans and our risk management practices and controls. If we fail to continue to successfully identify and manage significant risks, we could incur financial loss. We may also suffer damage to our reputation that would restrict our ability to grow or conduct business profitably, or become subject to regulatory penalties or constraints that would limit some of our activities or make them significantly more expensive.

Economic, Market, and Monetary Policy Risks

Northern Trust carries on a global business. Changes in conditions in the global financial markets and general economic conditions both in the U.S. and internationally could adversely affect Northern Trust’s businesses. Factors such as the level and volatility of equity and futures prices, the overall pace of capital markets activities, interest rates, currency exchange rates, investor sentiment and inflation can affect our results.

•	A downturn in economic conditions, such as the current severe global economic downturn, can negatively affect our earnings.

-

Economic weakness can affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs, and higher provision for credit losses, all of which reduce our earnings.

-

Economic weakness can also reduce the fees we earn for managing and servicing our customers’ assets. For example, the current downturn in equity markets and the decrease in the value of some debt-related investments as a result of market disruption or illiquidity reduce the valuations of the assets we manage or service for others. This reduces our earnings since a significant part of the fees we earn is based on asset values.

-

Weak economic conditions also affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for our trust and investment products and services. Reduced transaction volumes would also negatively impact our earnings.

•

A slowing of the globalization of investment activity or pension reform could limit our revenue growth. We believe we have profited from the increasing globalization of investment activity and from pension reform in many nations that has generated new pools of assets that require management and servicing. Any slowing of this globalization or other such trends would adversely affect factors that have been important in Northern Trust’s recent growth.

•

Instability, disruption or a lack of confidence in the political, economic, legal or regulatory systems of the emerging markets in which we operate could expose us to liability or loss. Northern Trust’s expanding business activities in emerging markets, including investments made for clients in those markets, present the risks inherent in conducting these activities in less mature and often less regulated business and investment environments.

•

Changes in interest rates can negatively affect our earnings. The direction and level of interest rates are important factors in our earnings. Falling rates or rates that remain low can reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. Lower net interest margins negatively impact our net interest income and earnings.

•

Fluctuations and volatility in foreign currency exchange rates can negatively affect our earnings. We hold various non-U.S. dollar denominated assets and liabilities and maintain investments in non-U.S. subsidiaries. We also provide foreign exchange services to our clients, primarily in connection with our global custody business, and effect other transactions in non-U.S. dollar currencies. Foreign currency volatility and fluctuations in exchange rates may impact the value of non-U.S. dollar denominated assets and investments and raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other, or offset each other in different time periods. If the policies and procedures we have in place to assess and mitigate potential impacts of foreign exchange volatility are not followed or are not effective to mitigate such risks, our results and earnings may be negatively affected.

•

Declines in the value of securities held in our investment portfolio can negatively affect our earnings. The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and adverse economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The current period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated fair value, we will recognize a charge to earnings in the quarter during which we make that determination, and our earnings may be adversely impacted. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Asset Quality and Credit Risk Management – Securities Portfolio” in the 2008 Annual Report to Stockholders (pages 47—48) and the section of the “Notes to Consolidated Financial Statements” in the 2008 Annual Report to Stockholders captioned “Note 4 – Securities” (pages 71—73) for additional information.

•

Changes in a number of particular market conditions can negatively affect our earnings. In past periods, reductions in the volatility of currency trading markets, the level of cross-border investing activity, or the demand for borrowed securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities may be negatively affected. In a few of our businesses, such as securities lending, we are compensated through sharing in our client’s earnings, so that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. The current extraordinary market conditions have produced losses in some securities lending programs, which negatively affect our earnings. This has led some clients to withdraw from these programs, and a persistence or worsening of these conditions could negatively affect earnings and result in additional withdrawals. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Off-Balance Sheet Arrangements – Variable Interests” in the 2008 Annual Report to Stockholders (pages 42—43) and the section of the “Notes to Consolidated Financial Statements” in the 2008 Annual Report to Stockholders captioned “Note 28 – Variable Interest Entities” (pages 95—96) for additional information.

•

Changes in the monetary and other policies of the various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies can reduce our earnings or negatively affect our growth prospects. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing. Changes in interest rates and our cost of funds can negatively affect earnings. The actions of the Federal Reserve Board can reduce the value of financial instruments we hold. Its policies also can affect our borrowers by increasing interest rates or making sources of funding less available. This can increase the risk that they may fail to repay their loans from us.

•

Failure to develop and implement contingency plans to address market disruptions could adversely affect us. Our success in the area of highly complex asset servicing relationships depends, in part, on our development and successful implementation of contingency plans to address significant market disruptions caused by bankruptcy, insolvency or illiquidity.

•

Governmental action to combat current economic weakness and financial market disruption may not succeed, with various adverse effects on us. The second half of 2008 witnessed unprecedented disruptions in global financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and other governments have taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The current upheaval in global financial markets has accentuated each of the risks identified above and magnified their potential effect on Northern Trust. To the extent that these governmental stabilization and mitigation activities are not successful or adversely change the competitive structure of the financial services industry, these developments could have an adverse impact on Northern Trust’s revenues, costs, credit losses, access to capital, or liquidity. They also may impose additional limitations or costs on Northern Trust’s business.

Operational Risks

•

Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or negatively affect our earnings in other ways. In our asset servicing, investment management, and other business activities, Northern Trust effects or processes transactions for clients and for itself that involve very large amounts of money. Failure to properly manage or mitigate operational risks can have substantial consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses.

•	Many types of operational risks can negatively affect our earnings. Many factors can impact operations and expose us to risks that may vary in size, scale and scope, including:

-	Human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;

-	Theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;

-	Defects or interruptions in computer or communications systems;

-

Breakdowns in processes, including manual processes, which are inherently more prone to error than automated processes, and over-reliance on manual processes, breakdowns in internal controls or failures of the technology and facilities that support our operations;

-	Unsuccessful or difficult implementation of computer systems upgrades;

-	Failures to meet professional or fiduciary obligations to clients;

-	Defects in product design or delivery;

-	Difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from vendors;

-	Negative developments in relationships with key counterparties, vendors, employees, or associates in our day-to-day operations; and

-	External events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, or terrorist events.

In recent years, we have expanded the operational support located in lower-cost areas, where the electricity, communications and other systems necessary to support our activities may not be as strong as in the U.S. This increases the risk that problems with these systems may occur and disrupt our operations in some of the ways just described, resulting in losses.

•

Our dependence on automation exposes us to risks that can also result in losses. Automated systems to record and process transactions, as well as to monitor positions and price assets, can reduce the risk of human error, but our necessary dependence on such systems also increases the risk that system flaws, human tampering or manipulation of those systems will result in losses. The failure to upgrade systems as necessary to support growth and changing business needs could also have a material adverse effect. Additionally, failure to ensure adequate review and consideration of critical business changes prior to and during introduction and deployment of key technological systems or failure to adequately align evolving client commitments and expectations with operational capabilities can have a negative impact on our operations.

•

We may fail to detect errors resulting in losses that continue until the problems are detected and fixed. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

•

Our business continuity plans may not work and thus fail to prevent losses from operational failures. Our business continuity plans address many of these risks, but may not operate successfully to mitigate them. If they do not, we could incur losses, liability to clients or others or reduced earnings.

These risks are magnified as client requirements become more complex, and as our increasingly international business requires end-to-end management of operational and other processes across multiple time zones and many inter-related products and services.

Investment Performance, Fiduciary and Asset Servicing Risks

Revenues from our investment management, fiduciary, and asset servicing businesses are significant to our earnings.

•

Failure to produce adequate and competitive returns can negatively affect our earnings and growth prospects. If we do not generate risk-adjusted returns that satisfy clients in a variety of asset classes and are competitive, we will have greater difficulty maintaining existing business and attracting new business, which would negatively affect our earnings and prospects.

•

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which would negatively affect our earnings. Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important to client satisfaction, which in turn is important to the earnings and growth of our investment businesses. Failure to do so can also result in liability, as can failure to manage the differing interests often involved in the exercise of fiduciary responsibilities or the failure to manage these risks adequately.

•

We may take actions to maintain client satisfaction that result in losses or reduced earnings. We may find it necessary to take action or incur expenses in order to maintain client satisfaction or preserve the usefulness of investments or investment vehicles we manage in light of changes in security ratings, liquidity or valuation issues or other developments, even though we are not required to do so by law or the terms of governing instruments. For example, we have entered into credit support agreements with respect to certain investment funds and we incurred substantial charges to reflect that support in the third quarter of 2008. We incurred other significant charges in that quarter to support securities lending clients and clients who had purchased certain illiquid auction rate securities. The risk that we will need to take such action and incur the resulting losses is greater in periods when credit or equity markets are deteriorating in value or are particularly volatile and liquidity in markets is disrupted, as they have been in recent months.

Credit Risks

A number of Northern Trust’s product offerings involve credit risk, which is the risk that other parties will not fulfill their financial obligations to us. These product offerings include loans, leases and other lending commitments.

•

We may not evaluate accurately the prospects for repayment when we extend credit, or our reserves for credit losses may not be adequate, so that our earnings are reduced by losses or the need to make additional provisions for credit losses. We evaluate credit commitments before we make them and then allow for and reserve against credit risks based on our assessment of the credit losses inherent in our loan portfolio, including unfunded credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Reserves that prove to be inadequate can directly and negatively affect earnings.

•

Weakened economic conditions can result in losses or the need for additional provisions, both of which reduce our earnings. Credit risk levels and our earnings can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of our borrowers which could impact the borrowers’ abilities to repay outstanding loans. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Provision and Reserve for Credit Losses” in the 2008 Annual Report to Stockholders (pages 53 - 55).

Liquidity Risks

Northern Trust depends on access to capital markets to provide sufficient capital resources and other funds to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients.

•

Many events or circumstances could adversely affect our capital costs, our ability to raise capital and, in turn, our ability to meet our commitments. Inadequate capital or the inability to meet our commitments could cause us to incur liability, restrict our ability to grow, or require us to take actions that would negatively affect our earnings. Among the developments that could have this effect are:

-	A loss of confidence of debt purchasers, depositors or counterparties participating in the capital markets generally or in transactions with Northern Trust;

-	Disruption in the market for debt-related securities; and

-	A significant downgrade of our debt rating.

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2008 Annual Report to Stockholders (pages 43 - 47).

•

Participation in various U.S. governmental programs may not fully mitigate these risks and may have negative effects. We are participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program, which provides temporary federal guarantees for newly-issued senior unsecured debt and the non-interest bearing transaction accounts of clients. We are also participating in the U.S. Treasury’s Capital Purchase Program under the Troubled Asset Relief Program (“TARP”). The Capital Purchase Program requires Treasury approval for any increase in our common stock dividend prior to November 2011 and for us to repurchase shares of our common stock in excess of those needed to offset dilution from our equity compensation programs or other employee benefit plans. In addition to limiting returns to our stockholders, these restrictions could affect our ability to raise additional equity capital.

•

Our success with large, complex clients can put strains on our balance sheet and impose substantial liquidity requirements. Our failure to successfully manage these balance sheet and liquidity issues would have a negative impact on our ability to meet client needs and grow.

•

If the Bank or the other subsidiaries of the Corporation were unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations. The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. It relies primarily on dividends paid to it by these subsidiaries to meet its obligations and to pay dividends to stockholders of the Corporation. There are various legal limitations on the extent to which the Bank and the other subsidiaries can supply funds to the Corporation by dividend or otherwise. See “Regulation and Supervision” in Item 1 of this report.

Regulation Risks

Virtually every aspect of Northern Trust’s business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. In the United States, the Corporation, the Bank, and many of the Corporation’s other subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. These regulations cover a variety of matters ranging from required capital levels to prohibited activities. They are specifically directed at protecting depositors, the federal deposit insurance fund and the banking system as a whole, not security holders. The Corporation and its nonbanking subsidiaries are also heavily regulated by securities regulators, domestically and internationally.

•

Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings as a result of higher costs. Regulatory violations or failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand, or adversely impact our reputation.

•

Changes in laws and regulation could result in reduced earnings. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The current disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. In addition, evolving regulations, such as the new Basel II capital regime, and regulations that generate increased scrutiny of particular activities, such as anti-money laundering procedures, require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. We often must meet significant milestones in complying with these regulatory requirements. Failure to meet these requirements and milestones could significantly and negatively affect our business. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry, including Northern Trust.

•

Compliance with evolving regulations under TARP may impact us in ways that are difficult to predict. Our participation in the U.S. Treasury’s Capital Purchase Program under TARP subjects us to increased regulatory and legislative oversight. The recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) includes amendments to the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”), under which TARP was established. These amendments apply not only to future participants under TARP, but also apply retroactively to companies like us that are current TARP participants. The ARRA amendments also impose restrictions on excessive or luxury expenditures. The full scope and impact of these amendments is uncertain and difficult to predict. ARRA directs the Secretary of the Treasury to adopt standards that will implement the amended provisions of EESA and directs the Securities and Exchange Commission to issue rules in connection with certain of the amended provisions, but the particular scope of those standards and rules, and the timing of their issuance, is not known. These new legal requirements under TARP and implementing standards may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on TARP participants such as Northern Trust. They may require significant time, effort, and resources on our part to ensure compliance, and the evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent. For additional information concerning our participation in TARP, see “Regulation and Supervision” in Item 1 of this report.

•

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them will restrict our growth. Failure to obtain necessary approvals from regulatory agencies on a timely basis could adversely affect proposed acquisitions, other business opportunities and results of operations.

See “Regulation and Supervision” in Item 1 of this report.

Litigation Risks

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors, including securities lending clients, are experiencing losses, as they have been in recent months. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and the recent volatility in the stock prices of Northern Trust and other financial institutions has increased this risk.

•

These claims can result in significant liability or damage to our reputation, which could result in a loss. Even where we defend them successfully, these matters are often expensive to defend. These claims may also cause damage to our reputation among existing and prospective clients, or negatively impact the confidence of counterparties, rating agencies, and stockholders, and so negatively affect our earnings.

•

We may fail to set aside adequate reserves or otherwise make a mistake in evaluating our liability, with a negative effect on our earnings. We estimate our potential liability for pending and threatened claims, and accrue reserves when appropriate pursuant to applicable accounting rules, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is subject to the risk that a judge or jury could decide a case contrary to our evaluation of the law or the facts, and to the risk that a court could change or modify existing law on a particular issue important to the case. Earnings will be adversely affected to the extent that our reserves are not adequate.

Tax and Accounting Risks

In the course of its business, Northern Trust is sometimes subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.

•

These challenges can result in reduced earnings in a number of ways. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which can require a greater provision for taxes or otherwise negatively affect earnings.

•

Our provision for structured lease transactions may prove to be inadequate, resulting in additional tax provisions or reduced earnings. In recent years, the U.S. Internal Revenue Service has proposed to disallow tax deductions related to certain types of structured leasing transactions. We made a substantial increase to our provision for taxes in the second quarter of 2008. If this adjustment proves to be inadequate, we would have to make an additional adjustment that would negatively affect earnings.

•

Changes in tax laws and interpretations can negatively affect our earnings. Both U.S. and non-U.S. tax authorities from time to time issue new, or modify existing, tax laws and regulations. These authorities may also issue new, or modify existing, interpretations of those laws and regulations. These new laws, regulations or interpretations, and the

Corporation’s actions taken in response to, or reliance upon, such changes in the tax laws may impact the Corporation’s tax position in a manner that results in lower earnings.

•

Changes in accounting rules can negatively affect our earnings and capital ratios. The Financial Accounting Standards Board and other accounting standards-setting organizations make pronouncements and adjustments to their existing accounting guidance that may impact the manner in which the Corporation accounts for certain of its transactions in a way that results in lower earnings or adjustments to the Corporation’s balance sheet resulting in lower capital ratios.

Strategic and Competitive Risks

We have grown through a combination of internal expansion and the acquisition of selected businesses or capabilities, and we intend to continue to do so. A variety of risks could interfere with these plans.

•

If we do not successfully execute expansion plans, we will not grow as we have planned and our earnings growth will be negatively impacted. Failure to integrate a substantial acquisition would have an adverse effect on our business, as would the failure to execute successfully a significant internal expansion. The challenges arising from the integration of an acquired business or significant expansion of an existing business may include preserving valuable relationships with employees, clients, suppliers, and other business partners, as well as combining accounting, data processing and internal control systems.

•

Failure to execute our other strategies could also negatively affect our prospects. Our growth also depends upon successful, consistent execution of our business strategies in both PFS and C&IS. Recruiting and maintaining skilled personnel, and deploying such key talent in a manner that allows execution of these strategies is important, particularly in highly complex and rapidly growing areas of our business. A failure to do so, or to otherwise successfully carry out our plans, could negatively impact growth.

•

We face a variety of competitive challenges that could negatively affect our ability to maintain satisfactory prices and grow our earnings. We provide a broad range of financial products and services in highly competitive markets, in which pricing can be a key competitive factor. Merger activity in the financial services industry, including mergers resulting from government intervention and the overall disruption in the financial services industry, continues to produce large, in some cases well-capitalized, and geographically-diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for non-depository institutions to offer a variety of products and services competitive with certain areas of our business. Many of these non-traditional service providers have fewer regulatory constraints, and some have lower cost structures. These competitive pressures can negatively affect earnings and our ability to grow.

•

Intervention of the U.S. and other governments in the financial services industry may heighten the competitive challenges we face. In response to the continuing disruptions in global financial markets currently being experienced, the government of the United States and other governments around the world have taken, and may take further, unprecedented actions designed to stabilize markets generally and strengthen financial institutions in particular. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry. Such intervention may impact the nature and level of competition in the industry in unpredictable ways. The nature, pace and volume of this government intervention, and our ability to react in a timely manner to regulatory developments, may adversely impact our ability to compete successfully and, in turn, negatively affect our earnings.

•

We need to constantly invest in innovation, and any inability or failure to do so will negatively affect our businesses and earnings. Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, this helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings, particularly in the area of securities lending, also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, our growth and our earnings.

•

Failure to understand or fully appreciate the risks associated with development or delivery of new product and service offerings will negatively affect our businesses and earnings. Our success in capitalizing on innovation depends, in part, on successful implementation of new product and service initiatives. Not only must we keep pace with competitors in the development of these new offerings, but we must accurately price them (as well as existing products) on a risk-adjusted basis and effectively deliver them to clients. Our identification of risks arising from new products and services, both in their design and implementation, and effective responses to those identified risks, including pricing, is key to our capitalizing on innovation and investment in new product and service offerings.

•

Failure to adequately control our costs could negatively affect our ability to compete and thus reduce our earnings. Our success in controlling the costs and expenses of our business operations also impacts operating results. Another goal of innovation, as a part of our business strategy, is to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets.

•

Our success with large, complex clients requires understanding of the market and legal, regulatory and accounting standards in new jurisdictions. Any failure to understand and deal with those appropriately could affect our growth prospects or negatively affect our reputation.

Reputation Risks

An important reason that clients bring their business to Northern Trust is that they believe we will serve them with high standards of ethics, performance, accuracy and compliance.

•

Damage to our reputation has a direct and negative effect on our ability to compete, grow and generate revenue. Damage to our reputation for delivery of a high level of service undermines the confidence of clients and prospects in our ability to serve them and so negatively affects our earnings.

•

Maintaining our reputation is important in other key relationships that affect our businesses and our earnings. Damage to our reputation also could affect the confidence of the other parties in a wide range of transactions that are important to our business, rating agencies, and stockholders in Northern Trust. Failure to maintain our reputation would ultimately have an adverse effect on our ability to manage our balance sheet or effect transactions.

•

Reputation risk has many facets that could negatively affect our businesses and earnings. The maintenance of our reputation depends not only on our success in controlling or mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in a broad range of areas. These include potential conflicts of interest and other ethical issues; anti-money laundering and anti-terrorist financing procedures; customer personal information and privacy issues; effective evaluation of talent and deployment to adequately address complex and rapid growing areas of our businesses, data security; record-keeping; regulatory investigations of Northern Trust or within the banking industry; and any litigation that arises from the failure or perceived failure of Northern Trust to comply with legal and regulatory requirements.

Many of the risks described above are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2008 Annual Report to Stockholders (pages 47 - 48), in the section of the “Notes to Consolidated Financial Statements” in the 2008 Annual Report to Stockholders captioned “Note 25 – Contingent Liabilities” (pages 91 - 92), and in the sections of “Item 1 – Business” of this Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2 - 11).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Factors Affecting Future Results” in the 2008 Annual Report to Stockholders (pages 58 - 59).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Adjacent to this building are two office buildings in which the Bank leases approximately 530,000 square feet of space principally for staff divisions of the business units. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of 85 offices in 18 U.S. states. The majority of those offices are leased. The Bank’s primary U.S. operations are located in three facilities: a 555,000 square foot leased facility at 801 South Canal Street in Chicago; a Bank-owned computer data center located in a 405,000 square foot facility at 840 South Canal Street in Chicago; and a Bank-owned supplementary operations/data center space of 65,000 square feet located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices, or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 8 – Buildings and Equipment and Note 9 – Lease Commitments on pages 75—76 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, which information is incorporated herein by reference.

Item 3—Legal Proceedings

In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various claimants or classes of claimants, regulatory matters, employment matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted. In view of the inherent difficulty of predicting the outcome of such matters, particularly matters that will be decided by a jury and actions that seek very large damages based on novel and complex damage and liability legal theories or that involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these matters or the timing of their ultimate resolution, or estimate the possible loss or range of loss associated with them; however, based on current knowledge and after consultation with legal counsel, management does not believe that judgments or settlements in excess of amounts already reserved, if any, arising from pending or threatened legal actions, regulatory matters, employment matters, or challenges from tax authorities, either individually or in the aggregate, would have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material adverse effect on operating results for a particular period.

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

On January 16, 2009 an amended complaint was filed in the putative class action lawsuit currently pending in the United States District Court for the Northern District of Illinois against the Corporation and others. The defendants named in the amended complaint are the Corporation, the Bank, the Northern Trust Employee Benefits Administrative Committee and its members, the Northern Trust Employee Benefits Investment Committee and its members, and certain other officers, including the present Chief Executive Officer of the Corporation and the former Chief Executive Officer of the Corporation, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to January 14, 2009. The complaint purports to allege breaches of fiduciary duty in violation of the Employee Retirement Income Security Act (ERISA) related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages. At this early stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 108 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 30 – Restrictions on Subsidiary Dividends and Loans or Advances on pages 96—97 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2008 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2008	20,508	$48.88	20,508
November 1 – 30, 2008	2,828	48.20	2,828
December 1 – 31, 2008	70,016	45.59	70,016

Total (Fourth Quarter)	93,352	$46.39	93,352	7,561,340

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 27, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date. The Corporation is subject to certain restrictions with respect to its purchase of shares of the Corporation’s common stock under the CPP. See the section entitled “Emergency Economic Stabilization Act of 2008 and Other Market-Support Measures” in Item 1 of this Annual Report on Form 10-K (page 5).

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 20 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 through 60 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 55 through 57 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2008 Annual Report Page(s)
Consolidated Balance Sheet—December 31, 2008 and 2007	62
Consolidated Statement of Income—Years Ended December 31, 2008, 2007, and 2006	63
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2008, 2007, and 2006	63
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2008, 2007, and 2006	64
Consolidated Statement of Cash Flows—Years Ended December 31, 2008, 2007, and 2006	65
For Northern Trust Corporation (Corporation only):
Condensed Balance Sheet—December 31, 2008 and 2007	103
Condensed Statement of Income—Years Ended December 31, 2008, 2007, and 2006	103
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2008, 2007, and 2006	63
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2008, 2007, and 2006	64
Condensed Statement of Cash Flows—Years Ended December 31, 2008, 2007, and 2006	104
Notes to Consolidated Financial Statements	66 - 104
Report of Independent Registered Public Accounting Firm	105

The section titled “Quarterly Financial Data” on page 108 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 60 and 61 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership of the Board and Management – Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance – Code of Business Conduct and Ethics” section of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to the “Corporate Governance – Director Nominations and Qualifications” section of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information – Audit Committee” section of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April  21, 2009.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the following sections of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009: (a) the “Executive Compensation—Compensation and Benefits Committee Report” section, (b) the “Corporate Governance – Compensation Committee Interlocks and Insider Participation” section, and (c) the “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Potential Payments upon Termination of Employment or a Change in Control,” and “Director Compensation” subsections of the “Compensation and Discussion Analysis” section.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership of the Board and Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009. From time to time members of senior management and other executives of the Corporation may enter into stock trading plans under Rule 10b5-1, including plans that provide for the sale of Corporation stock. The Corporation undertakes no obligation to disclose the existence of any particular plan or any change, termination or expiration of any Rule 10b5-1 plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transaction Policy” sections of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April  21, 2009.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Ratification of Independent Registered Public Accounting Firm – Fees of Independent Public Accounting Firm” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” sections of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2008 and 2007.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2008, 2007, and 2006.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2008 and 2007.

Consolidated Statement of Income—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statement of Cash Flows—Years Ended December 31, 2008, 2007, and 2006.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2008 and 2007.

Condensed Statement of Income—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2008, 2007, and 2006.

Condensed Statement of Cash Flows—Years Ended December 31, 2008, 2007, and 2006.

The Notes to Consolidated Financial Statements as of December 31, 2008, incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2008 pertains to the consolidated financial statements and Corporation only information listed above.

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

Date: February 27, 2009

Northern Trust Corporation
(Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Frederick H. Waddell	President, Chief Executive Officer and Director
Frederick H. Waddell

/s/ Steven L. Fradkin	Executive Vice President and Chief Financial Officer
Steven L. Fradkin

/s/ Aileen B. Blake	Executive Vice President and Controller
Aileen B. Blake	(Chief Accounting Officer)

William A. Osborn	Chairman and Director	)
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)
Arthur L. Kelly	Director	)	By	/s/ Kelly R. Welsh
Robert C. McCormack	Director	)		Kelly R. Welsh
Edward J. Mooney	Director	)		Attorney-in-Fact
John W. Rowe	Director	)
Harold B. Smith	Director	)
William D. Smithburg	Director	)
Enrique J. Sosa	Director	)
Charles A. Tribbett III	Director	)
Date: February 27, 2009

EXHIBIT INDEX

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws

	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(35)
		(1) Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	(52)
	(ii)	By-laws as amended to date	(41)

(4)	Instruments Defining the Rights of Security Holders

	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(18)
	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	(21)
	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(18)
	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	(21)
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(4)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(15)
	(vii)	Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise, and Brown Shipley & Co. Limited as Paying Agents	(31)
	(viii)	Indenture dated as of August 15, 2006 between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee	(38)
	(ix)	Form of 5.30% Note due 2011	(38)
	(x)	Form of 5.20% Note due 2012	(43)
	(xi)	Form of 5.50% Note due 2013	(48)
	(xii)	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	(52)
	(xiii)	Warrant to Purchase Common Stock dated November 14, 2008	(52)

(10)	Material Contracts

	(i)	Lease dated July 1, 1988 between American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated February 12, 1986 and known as Trust No. 66603 (Landlord) and Nortrust Realty Management, Inc. (Tenant)	(1)
		(1) Amendment made as of September 1, 2007 and First Extension of Original Term of Lease	(42)
	(ii)	Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002	(19)
		(1) Amendment Number One dated as of August 21, 2002	(20)
		(2) Amendment Number Two dated as of November 19, 2002	(21)
		(3) Amendment Number Three dated as of November 19, 2002	(21)
		(4) Amendment Number Four dated as of January 21, 2003	(22)
		(5) Amendment Number Five dated as of April 29, 2003	(23)
		(6) Amendment Number Six effective as of June 15, 2003	(24)
		(7) Amendment Number Seven effective as of June 15, 2003	(24)
		(8) Amendment Number Eight dated December 22, 2003	(25)
		(9) Amendment Number Nine dated December 22, 2003	(25)
		(10) Amendment Number Ten dated March 29, 2004	(26)
	(iii)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1989	(2)
		(1) Amendment dated February 21, 1995	(6)
		(2) Amendment dated January 2, 1998	(7)
		(3) Amendment dated February 11, 2003	(22)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(iv)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust, and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(3)
	(v)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern	(9)
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
		(1) Amendment dated August 31, 1999	(14)
		(2) Amendment dated as of May 16, 2000	(16)
	(vi)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan (As Amended and Restated Effective as of January 1, 2008)**	Filed Herewith
	(vii)	Northern Trust Corporation Supplemental Thrift-Incentive Plan (As Amended and Restated Effective as of January 1, 2008)**	Filed Herewith
	(viii)	Northern Trust Corporation Supplemental Pension Plan (As Amended and Restated Effective January 1, 2009) **	Filed Herewith
	(ix)	Northern Trust Corporation Deferred Compensation Plan (As Amended and Restated Effective January 1, 2008)**	Filed Herewith
	(x)	Rights Agreement, dated as of July 21, 1998, between Northern Trust Corporation and Norwest Bank Minnesota, N.A. (now known as Wells Fargo Bank Minnesota, N.A.)	(8)
		(1) Amendment No. 1 to Rights Agreement dated as of November 18, 1998	(10)
		(2) Amendment No. 2 to Rights Agreement dated as of February 16, 1999	(11)
	(xi)	Lease dated as of November 29, 2000 between LaSalle Bank National Association, as successor trustee to American National Bank & Trust Company of Chicago as Trustee under Trust Agreement dated April 5, 1990 and known as Trust No. 110513-07 (Landlord) and The Northern Trust Company (Tenant)	(17)
		(1) Amendment dated as of July 11, 2002	(20)
		(2) Amendment dated as of April 13, 2005	(44)
		(3) Amendment dated as of December 21, 2007	(44)
	(xii)	Lease dated December 29, 2000 between Metropolitan Life Insurance Company (Landlord) and The Northern Trust Company (Tenant)	(17)
		(1) First Amendment dated as of June 26, 2008 by and between Madison LaSalle Partners, LLC, as Manager for Madison LaSalle Partners, LLC and Chicago LaSalle Office Co-Investors, LLC, as tenants in common, as successors-in-interest by purchase to Metropolitan Life Insurance Company and The Northern Trust Company to that certain Office Lease dated as of December 29, 2000 entered into between Metropolitan Life Insurance Company as landlord and The Northern Trust Company as tenant	(46)
	(xiii)	Amended 1992 Incentive Stock Plan**	(5)
		(1) Amendment dated January 20, 1998	(13)
		(2) Amendment dated September 15, 1998	(13)
		(3) Amendment dated May 18, 1999	(13)
		(4) Amendment dated September 25, 2001	(18)
	(xiv)	Amended and Restated Northern Trust Corporation 2002 Stock Plan (Effective as of January 1, 2008)**	Filed Herewith
		(1) Form of Stock Option Terms and Conditions**	(44)
		(2) Form of Stock Award Agreement**	(29)
		(3) Form of Stock Unit Agreement**	(44)
		(4) Form of Addendum to Award Agreement**	(29)
		(5) Form of Non-Solicitation Agreement**	(29)
		(6) Form of Director Stock Agreement**	Filed Herewith

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		(7) Form of Director Prorated Stock Agreement**	Filed Herewith
		(8) Form of Performance Stock Unit Award	(44)
	(xv)	Northern Trust Corporation Management Performance Plan (as amended and restated effective July 15, 2008)**	(50)
	(xvi)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(12)
	(xvii)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended and Restated (Effective January 1, 2008)**	Filed Herewith
	(xviii)	Form of Employment Security Agreement (Tier 1)**	(42)
	(xix)	Form of Employment Security Agreement (Tier 2)**	(42)
	(xx)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(4)
	(xxi)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)
	(xxii)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(5)
	(xxiii)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(5)
	(xxiv)	Item Processing and Lockbox Service Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 26, 2007	(44)
	(xxv)	Leases made November 25, 2002 between Heron Quays (HQ4) T1 Limited and Heron Quays (HQ4) T2 Limited (together the Landlord), Canary Wharf Management Limited, and The Northern Trust Company relating to:
		(1) Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(21)
		(2) Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(21)
		(3)Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(21)
		(4) Deed of Variation dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company	(32)
		(5) Deed of Severance dated March 27, 2006 among Heron Quays Properties Limited, Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company	(36)
		(6) Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (relates to Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14)	(46)
		(7) Rent Review Memorandum dated May 30, 2008 for Floor 4 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(46)
		(8) Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (relates to Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14)	(46)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		(9) Rent Review Memorandum dated May 30, 2008 for Floor B1 and Floors 5-8 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(46)
		(10) Deed of Variation dated May 30, 2008 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf (HQ3/HQ4) Limited, The Northern Trust Company, and Canary Wharf Management Limited (relates to Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(46)
		(11) Rent Review Memorandum dated May 30, 2008 for Level B1M and Floors 9-11 of Building HQ4, 50 Bank Street, Canary Wharf, London E14	(46)
	(xxvi)	Agreement for Lease dated May 26, 2005 among Heron Quays Properties Limited, Canary Wharf Holdings Limited, and The Northern Trust Company	(32)
	(xxvii)	Underlease dated May 26, 2005 among Heron Quays (HQ4) T1 Limited, Heron Quays (HQ4) T2 Limited, Canary Wharf Management Limited, and The Northern Trust Company	(32)
	(xxviii)	Northern Trust Corporation Severance Plan, As Amended and Restated Effective January 1, 2008**	(44)
	(xxix)	Northern Partners Incentive Plan adopted July 19, 2004**	(27)
		(1) Amendment dated December 14, 2005 and effective as of January 1, 2005	(34)
	(xxx)	Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005**	(28)
		(1) Amendment Number One dated August 19, 2005	(33)
		(2) Amendment Number Two dated November 21, 2005	(34)
		(3) Amendment Number Three dated June 6, 2006	(37)
		(4) Amendment Number Four dated November 29, 2006	(39)
		(5) Amendment Number Five dated May 29, 2007	(40)
		(6) Amendment Number Six dated December 18, 2007	(44)
		(7) Amendment Number Seven dated June 2, 2008	(46)
		(8) Amendment Number Eight dated October 28, 2008	Filed Herewith
		(9) Amendment Number Nine dated December 16, 2008	Filed Herewith
	(xxxi)	Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	(30)
		(1) Deed of Novation and Amendment dated March 31, 2005	(31)
	(xxxii)	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan (As Amended and Restated Effective January 1, 2008)	(44)
	(xxxiii)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation and Northern Institutional Funds on behalf of its series the Prime Obligations Portfolio	(45)
		(1) Amendment No. 1 dated July 15, 2008	(47)
		(2) Amendment No. 2 dated September 29, 2008	(49)
		(3) Amendment No. 3 dated February 24, 2009	Filed Herewith
	(xxxiv)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation and Northern Institutional Funds on behalf of its series the Diversified Assets Portfolio	(45)
		(1) Amendment No. 1 dated July 15, 2008	(47)
		(2) Amendment No. 2 dated September 29, 2008	(49)
		(3) Amendment No. 3 dated February 24, 2009	Filed Herewith
	(xxxv)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation and Northern Institutional Funds on behalf of its series the Liquid Assets Portfolio	(45)
		(1) Amendment No. 1 dated July 15, 2008	(47)
		(2) Amendment No. 2 dated September 29, 2008	(49)
		(3) Amendment No. 3 dated February 24, 2009	Filed Herewith
	(xxxvi)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation	(45)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		and Northern Funds on behalf of its series the Money Market Fund
		(1) Amendment No. 1 dated July 15, 2008	(47)
		(2) Amendment No. 2 dated September 29, 2008	(49)
		(3) Amendment No. 3 dated February 24, 2009	Filed Herewith
	(xxxvii)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation and Northern Trust Global Funds plc on behalf of its sub-fund The Sterling Fund	(45)
		(1) Amendment No. 1 dated July 15, 2008	(47)
		(2) Amendment No. 2 dated September 29, 2008	(49)
		(3) Amendment No. 3 dated January 26, 2009	(54)
	(xxxviii)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation and Northern Trust Global Funds plc on behalf of its sub-fund The U.S. Dollar Fund	(45)
		(1) Amendment No. 1 dated July 15, 2008	(47)
		(2) Amendment No. 2 dated September 29, 2008	(49)
		(3) Amendment No. 3 dated January 26, 2009	(54)
	(xxxix)	Capital Support Agreement, dated February 21, 2008, between Northern Trust Corporation and The Northern Trust Company, as Securities Lending Agent on behalf of the Core Select Securities Lending Cash Collateral Pool	(45)
		(1) Amendment Number One dated July 15, 2008	(47)
		(2) Amendment No. 2 dated January 26, 2009	(54)
	(xl)	Amended and Restated Capital Support Agreement, dated September 29, 2008, between Northern Trust Corporation and Northern Trust Investments, N.A., as Trustee on behalf of the NTGI Collective Short Term Investment Fund	(49)
		(1) Amendment No. 1 dated January 26, 2009	(54)
	(xli)	Capital Support Agreement, dated September 29, 2008, between Northern Trust Corporation and The Northern Trust Company on behalf of The Northern Trust Company Common Short Term Investment Fund	(49)
		(1) Amendment No. 1 dated January 26, 2009	(54)
	(xlii)	Letter Agreement dated November 14, 2008 between Northern Trust Corporation and United States Department of the Treasury	(52)
	(xliii)	Securities Purchase Agreement – Standard Terms	(52)
	(xliv)	Form of Letter Agreement with Senior Executive Officers**	(52)

(13)	2008 Annual Report to Stockholders		Filed Herewith

(14)	Code of Ethics		(51)

(21)	Subsidiaries of the Registrant		Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm		Filed Herewith

(24)	Powers of Attorney		Filed Herewith

(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith

(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Herewith

(99)	Corporate Governance Guidelines		(53)

*	Prior Filings (File No. 0-5965)
(1)	Annual Report on Form 10-K for the year ended December 31, 1988
(2)	Form 8-K dated January 26, 1989
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(4)	Form 8-K dated January 16, 1997

(5)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(6)	Annual Report on Form 10-K for the year ended December 31, 1997
(7)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(8)	Form 8-A dated July 24, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(10)	Form 8-K dated November 18, 1998
(11)	Form 8-K dated February 16, 1999
(12)	Annual Report on Form 10-K for the year ended December 31, 1998
(13)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(14)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(15)	Annual Report on Form 10-K for the year ended December 31, 1999
(16)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(17)	Annual Report on Form 10-K for the year ended December 31, 2000
(18)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(19)	Annual Report on Form 10-K for the year ended December 31, 2001
(20)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(21)	Annual Report on Form 10-K for the year ended December 31, 2002
(22)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(23)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(24)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(25)	Annual Report on Form 10-K for the year ended December 31, 2003
(26)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(27)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(28)	Form 8-K dated December 22, 2004
(29)	Form 8-K dated February 15, 2005
(30)	Annual Report on Form 10-K for the year ended December 31, 2004
(31)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(32)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(33)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
(34)	Annual Report on Form 10-K for the year ended December 31, 2005
(35)	Form 8-K dated April 18, 2006
(36)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(37)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(38)	Form 8-K dated August 23, 2006
(39)	Annual Report on Form 10-K for the year ended December 31, 2006
(40)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(41)	Form 8-K dated July 17, 2007
(42)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(43)	Form 8-K dated November 6, 2007
(44)	Annual Report on Form 10-K for the year ended December 31, 2007
(45)	Form 8-K dated February 21, 2008
(46)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
(47)	Form 8-K dated July 15, 2008
(48)	Form 8-K dated August 6, 2008
(49)	Form 8-K dated September 29, 2008
(50)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
(51)	Form 8-K dated November 11, 2008
(52)	Form 8-K dated November 13, 2008
(53)	Form 8-K dated January 23, 2009
(54)	Form 8-K dated January 26, 2009

**	Denotes management contract or compensatory plan or arrangement

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