Form 10-Q
period 2009-03-31
NORTHERN TRUST CORP
filed 2009-04-24
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

223,669,263 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2009)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2009	December 31 2008	March 31 2008
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	2,104.1	2,648.2	4,061.5
Federal Funds Sold and Securities Purchased under Agreements to Resell	451.3	169.0	5,485.2
Time Deposits with Banks	18,334.9	16,721.0	24,922.6
Federal Reserve Deposits and Other Interest-Bearing Securities	2,989.8	9,403.8	21.5
Available for Sale	16,671.5	14,414.4	10,077.1
Held to Maturity (Fair value - $1,148.8 at March 2009, $1,156.1 at December 2008, $1,176.0 at March 2008)	1,131.7	1,154.1	1,157.4
Trading Account	5.1	2.3	11.4

Total Securities	17,808.3	15,570.8	11,245.9

Loans and Leases
Commercial and Other	19,822.9	20,374.0	17,465.5
Residential Mortgages	10,588.0	10,381.4	9,295.0

Total Loans and Leases (Net of unearned income - $509.4 at March 2009, $539.5 at Dec. 2008, $543.4 at March 2008)	30,410.9	30,755.4	26,760.5

Reserve for Credit Losses Assigned to Loans and Leases	(286.2)	(229.1)	(165.4)
Buildings and Equipment	535.2	506.6	492.8
Client Security Settlement Receivables	702.3	709.3	552.7
Goodwill	387.4	389.4	424.9
Other Assets	5,026.6	5,409.2	3,678.1

Total Assets	78,464.6	82,053.6	77,480.3

Liabilities
Deposits
Demand and Other Noninterest-Bearing	9,019.0	11,823.6	5,832.7
Savings and Money Market	10,940.8	9,079.2	8,210.0
Savings Certificates	2,838.3	2,606.8	1,999.4
Other Time	984.0	801.6	540.2
Non U.S. Offices - Noninterest-Bearing	1,777.0	2,855.7	4,547.5
- Interest-Bearing	27,785.5	35,239.5	37,262.7

Total Deposits	53,344.6	62,406.4	58,392.5
Federal Funds Purchased	7,735.6	1,783.5	2,405.0
Securities Sold Under Agreements to Repurchase	1,021.2	1,529.1	1,996.9
Other Borrowings	2,202.6	736.7	2,127.1
Senior Notes	1,049.0	1,052.6	661.3
Long-Term Debt	3,144.2	3,293.4	2,680.3
Floating Rate Capital Debt	276.7	276.7	276.6
Other Liabilities	3,166.0	4,585.8	4,182.2

Total Liabilities	71,939.9	75,664.2	72,721.9

Stockholders’ Equity
Preferred Stock - Series B (Net of discount- $71.4 at March 2009, $74.7 at December 2008)	1,504.6	1,501.3	—
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding 223,669,263 shares at March 2009, 223,263,132 shares at December 2008 and 220,135,659 shares at March 2008	379.8	379.8	379.8
Additional Paid-In Capital	163.0	178.5	81.4
Retained Earnings	5,166.6	5,091.2	4,879.2
Accumulated Other Comprehensive Income (Loss)	(446.1)	(494.9)	(136.8)
Treasury Stock - (at cost, 4,252,261 shares at March 2009, 4,658,392 shares at
December 2008, and 7,785,865 shares at March 2008)	(243.2)	(266.5)	(445.2)

Total Stockholders’ Equity	6,524.7	6,389.4	4,758.4

Total Liabilities and Stockholders’ Equity	78,464.6	82,053.6	77,480.3

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$410.7	$526.8
Foreign Exchange Trading Income	131.1	113.2
Security Commissions and Trading Income	16.8	17.8
Treasury Management Fees	20.4	17.4
Gain on Visa Share Redemption	—	167.9
Other Operating Income	37.1	31.8
Investment Security Gains (Losses), net	.4	5.0

Total Noninterest Income	616.5	879.9

Net Interest Income
Interest Income	393.8	677.1
Interest Expense	116.7	423.6

Net Interest Income	277.1	253.5
Provision for Credit Losses	55.0	20.0

Net Interest Income after Provision for Credit Losses	222.1	233.5

Noninterest Expenses
Compensation	258.3	286.2
Employee Benefits	65.8	57.3
Outside Services	95.7	93.9
Equipment and Software Expense	61.7	54.2
Occupancy Expense	41.8	41.4
Visa Indemnification Charges	—	(76.1)
Other Operating Expenses	70.2	78.4

Total Noninterest Expenses	593.5	535.3

Income before Income Taxes	245.1	578.1
Provision for Income Taxes	83.3	192.9

Net Income	$161.8	$385.2

Net Income Applicable to Common Stock	138.8	385.2

Per Common Share
Net Income - Basic	$.62	$1.73
- Diluted	.61	1.71
Cash Dividends Declared	.28	.28

Average Number of Common Shares Outstanding - Basic	223,357,446	220,320,307
- Diluted	224,401,185	223,529,011

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2009	2008
Net Income	$161.8	$385.2
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	42.3	(58.7)
Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	6.8	(2.8)
Foreign Currency Translation Adjustments	(3.5)	13.2
Pension and Other Postretirement Benefit Adjustments	3.2	1.8

Other Comprehensive Income (Loss)	48.8	(46.5)

Comprehensive Income	$210.6	$338.7

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2009	2008
Preferred Stock
Balance at January 1	$1,501.3	$—
Discount Accretion - Preferred Stock	3.3	—

Balance at March 31	1,504.6	—

Common Stock
Balance at January 1 and March 31	379.8	379.8

Additional Paid-in Capital
Balance at January 1	178.5	69.1
Treasury Stock Transaction - Stock Options and Awards	(12.7)	(6.4)
Stock Options and Awards - Amortization	(5.1)	13.0
Stock Options and Awards - Tax Benefits	2.3	5.7

Balance at March 31	163.0	81.4

Retained Earnings
Balance at January 1	5,091.2	4,556.2
Net Income	161.8	385.2
Dividends Declared - Common Stock	(63.2)	(62.2)
Dividends Declared - Preferred Stock	(19.9)	—
Discount Accretion - Preferred Stock	(3.3)	—

Balance at March 31	5,166.6	4,879.2

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(494.9)	(90.3)
Other Comprehensive Income (Loss)	48.8	(46.5)

Balance at March 31	(446.1)	(136.8)

Treasury Stock
Balance at January 1	(266.5)	(405.7)
Stock Options and Awards	29.6	24.4
Stock Purchased	(6.3)	(63.9)

Balance at March 31	(243.2)	(445.2)

Total Stockholders’ Equity at March 31	$6,524.7	$4,758.4

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	161.8	385.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization and Accretion of Securities and Unearned Income	(6.5)	(17.9)
Provision for Credit Losses	55.0	20.0
Depreciation on Buildings and Equipment	21.5	20.4
Amortization of Computer Software	29.9	25.6
Amortization of Intangibles	3.9	4.9
Visa Indemnification Charges	—	(76.1)
Excess Tax Benefits from Stock Incentive Plans	(2.3)	(6.1)
Net Increase in Trading Account Securities	(2.8)	(8.3)
Decrease in Receivables	120.6	89.8
Decrease in Interest Payable	(31.7)	(16.8)
Other Operating Activities, net	97.4	(149.6)

Net Cash Provided by Operating Activities	446.8	271.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell	(282.3)	(1,694.5)
Net Increase in Time Deposits with Banks	(1,613.9)	(3,662.6)
Net Decrease in Other Interest-Bearing Assets	6,414.0	—
Purchases of Securities-Held to Maturity	(31.1)	(62.9)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	54.7	52.4
Purchases of Securities-Available for Sale	(4,466.6)	(5,132.3)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	2,260.2	3,384.8
Net (Increase) Decrease in Loans and Leases	349.5	(1,403.5)
Purchases of Buildings and Equipment, net	(50.2)	(21.2)
Purchases and Development of Computer Software	(55.7)	(58.0)
Net Decrease in Client Security Settlement Receivables	7.0	10.4
Other Investing Activities, net	(1,163.2)	140.7

Net Cash Provided by (Used in) Investing Activities	1,422.4	(8,446.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	(9,061.8)	7,179.4
Net Increase in Federal Funds Purchased	5,952.1	939.2
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(507.9)	233.3
Net Increase in Short-Term Other Borrowings	1,460.1	56.6
Proceeds from Term Federal Funds Purchased	2,881.0	36.0
Repayments of Term Federal Funds Purchased	(2,875.0)	(74.0)
Proceeds from Senior Notes & Long-Term Debt	—	22.5
Repayments of Senior Notes & Long-Term Debt	(132.1)	(33.5)
Treasury Stock Purchased	(4.2)	(62.5)
Net Proceeds from Stock Options	14.8	13.6
Excess Tax Benefits from Stock Incentive Plans	2.3	6.1
Cash Dividends Paid on Common Stock	(62.5)	(61.9)
Cash Dividends Paid on Preferred Stock - Series B	(19.9)	—
Other Financing Activities, net	(13.6)	(70.2)

Net Cash (Used in) Provided by Financing Activities	(2,366.7)	8,184.6

Effect of Foreign Currency Exchange Rates on Cash	(46.6)	130.9

Increase (Decrease) in Cash and Due from Banks	(544.1)	139.9
Cash and Due from Banks at Beginning of Year	2,648.2	3,921.6

Cash and Due from Banks at End of Period	2,104.1	4,061.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	148.4	440.4
Income Taxes Paid (Refunded)	106.9	(15.7)

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2009 and 2008, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders.

2. Recent Accounting Pronouncements - Effective January 1, 2009, Northern Trust adopted the Financial Accounting Standards Board (FASB) Staff Position on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-06-1). Under FSP EITF 03-06-1, unvested share-based awards which include the right to receive nonforfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. Companies that issue share-based awards considered to be participating securities under FSP EITF 03-06-1 are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities. FSP EITF 03-06-1 requires retrospective application to all prior-period earnings per share data presented. The impact of adoption of this FSP on the calculation of the current quarter diluted earnings per common share was a reduction of $.01. The adoption did not change the prior year quarter’s calculated diluted earnings per common share amount.

In April 2009, the FASB issued the following Staff Positions:

Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FSP FAS 157-4 in the period ending June 30, 2009 is not expected to have a material effect on Northern Trust’s financial position or results of operations.

Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary Impairments” (FSP FAS 115-2 and 124-2), modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is

Notes to Consolidated Financial Statements (continued)

considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. Northern Trust is currently assessing the impact of adoption of the FSP on its financial position and results of operations as of, and for the period ending, June 30, 2009.

Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP FAS 107-1 and APB 28-1), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FSP 107-1 and 124-2 addresses financial statement disclosures only, its adoption, effective June 30, 2009, will not impact Northern Trust’s consolidated financial position or results of operations.

3. Fair Value - The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. The hierarchy of valuation inputs is based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available.

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

Notes to Consolidated Financial Statements (continued)

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

Northern Trust’s Level 3 assets consist of auction rate securities purchased from Northern Trust clients. The lack of activity in the auction rate security market has resulted in a lack of observable market inputs to use in determining fair value. Therefore, Northern Trust has incorporated its own assumptions about future cash flows and appropriate discount rates adjusted for credit and liquidity factors. In developing these assumptions, Northern Trust incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available. Northern Trust’s Level 3 liabilities include capital support agreements (Capital Support Agreements) with certain investment funds and investment asset pools for which Northern Trust acts as investment advisor, which are discussed in further detail in Note 17. These agreements are valued using an option pricing model that includes prices for securities not actively traded in the marketplace as a significant input. Level 3 liabilities also include financial guarantees relating to standby letters of credit and a net estimated liability for Visa related indemnifications, discussed in further detail in Notes 18 and 13, the fair values of which are based on available market data and significant management judgment.

Notes to Consolidated Financial Statements (continued)

The following table presents Northern Trust’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities At Fair Value
Securities
Available for Sale	$16.2	$16,179.0	$476.3	$—	$16,671.5
Trading Account	—	5.1	—	—	5.1

Total	16.2	16,184.1	476.3	—	16,676.6

Other Assets
Derivatives	—	2,736.1	—	(839.2)	1,896.9
All Other	66.9	28.7	—	—	95.6

Total	66.9	2,764.8	—	(839.2)	1,992.5

Total Assets at Fair Value	$83.1	$18,948.9	$476.3	$(839.2)	$18,669.1

Other Liabilities
Derivatives	$—	$2,328.1	$322.4	$(839.2)	$1,811.3
All Other	2.9	—	108.9	—	111.8

Total Liabilities at Fair Value	$2.9	$2,328.1	$431.3	$(839.2)	$1,923.1

*	Amounts represent adjustments for legally enforceable master netting agreements.

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2009.

(In Millions)	Securities Available for Sale (1)	Other Liabilities
		Derivatives (2)	All Other (3)
Three Months Ended March 31, 2009
Fair Value at December 31, 2008	$453.1	$(314.1)	$(104.2)
Total realized and unrealized gains (losses)
Included in earnings	2.2	(8.3)	1.8
Included in other comprehensive income	25.5	—	—
Purchases, sales, issuances, and settlements	(.1)	—	(6.5)

Fair Value at March 31, 2009	$476.3	$(322.4)	$(108.9)

(1)	Balance represents the fair value of auction rate securities.

(2)	Balance represents the fair value of the Capital Support Agreements.

(3)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

Gains of $2.2 million that were realized on the redemptions of auction rate securities by the issuers during the period are included in investment security gains(losses), net. Realized and unrealized gains and losses in the period related to Level 3 liabilities are included in other operating income or expense. Of the total realized and unrealized gains and losses included in earnings for the three months ended March 31, 2009, losses of $8.3 million relating to the valuation of the Corporation’s estimated liability under the Capital Support Agreements held at March 31, 2009 were unrealized.

Impaired loans whose valuation was determined based on available collateral are classified as nonrecurring Level 3 assets. During the quarter, Northern Trust provided an additional $17.8 million in specific reserves for credit losses to adjust seven such loans to their total estimated fair value of $18.6 million. Reserves were based on the fair value of the loans’ collateral as supported by third party appraisals, discounted to reflect management’s judgment as to the realizable value of the collateral.

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	March 31, 2009		December 31, 2008		March 31, 2008
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$16.2	$16.2	$19.9	$19.9	$20.3	$20.3
Obligations of States and Political Subdivisions	31.5	31.5	31.6	31.6	33.0	33.0
Government Sponsored Agency	13,364.9	13,364.9	11,261.4	11,261.4	7,856.0	7,856.0
Asset-Backed	1,521.1	1,521.1	1,572.6	1,572.6	1,779.3	1,779.3
Auction Rate	476.3	476.3	453.1	453.1	—	—
Other	1,261.5	1,261.5	1,075.8	1,075.8	388.5	388.5

Subtotal	16,671.5	16,671.5	14,414.4	14,414.4	10,077.1	10,077.1

Held to Maturity
Obligations of States and Political Subdivisions	768.2	801.0	791.2	819.3	818.6	852.9
Government Sponsored Agency	55.9	57.6	55.0	56.1	12.6	12.8
Other	307.6	290.2	307.9	280.7	326.2	310.3

Subtotal	1,131.7	1,148.8	1,154.1	1,156.1	1,157.4	1,176.0

Trading Account	5.1	5.1	2.3	2.3	11.4	11.4

Total Securities	$17,808.3	$17,825.4	$15,570.8	$15,572.8	$11,245.9	$11,264.5

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	March 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$16.2	$—	$—	$16.2
Obligations of States and Political Subdivisions	30.5	1.0	—	31.5
Government Sponsored Agency	13,352.0	40.0	27.1	13,364.9
Asset-Backed	1,797.2	10.6	286.7	1,521.1
Auction Rate	468.0	12.1	3.8	476.3
Other	1,264.9	2.6	6.0	1,261.5

Total	$16,928.8	$66.3	$323.6	$16,671.5

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	March 31, 2009
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$768.2	$33.2	$.4	$801.0
Government Sponsored Agency	55.9	1.7	—	57.6
Other	307.6	.1	17.5	290.2

Total	$1,131.7	$35.0	$17.9	$1,148.8

Notes to Consolidated Financial Statements (continued)

Of the total gross unrealized losses on securities of $341.5 million at March 31, 2009, 84% relate to asset-backed securities. Asset-backed securities held at March 31, 2009 were predominantly floating rate, with average lives less than 5 years, and 76% were rated triple-A, 5% were rated double-A, and 19% were rated below double-A. As a result of additional rating downgrades of securities within the portfolio, the percentage of asset-backed securities rated below double-A has increased since December 2008 when this category represented 5% of the total asset-backed securities portfolio. Asset-backed securities rated below double-A had a total amortized cost and fair value at March 31, 2009 of $465.8 million and $287.7 million, respectively, and were comprised primarily of sub-prime and Alt-A residential mortgage-backed securities. Of the $178.1 million of unrealized losses on asset-backed-securities rated below double-A, 18% or $32 million relate to one floating rate, first lien, residential mortgage backed security with an average life of 2.5 years, a rating of triple-C, and an amortized cost basis of $51.8 million. Northern Trust has evaluated asset-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment in accordance with its security impairment review policy. Based on the results of those evaluations, which show no projected loss of principal or interest, and Northern Trust’s ability and intent to hold all of its securities with unrealized losses until a recovery of fair value, which may be maturity, management does not consider these securities to be other-than-temporarily impaired at March 31, 2009. However, due to market and economic conditions, other-than-temporary impairments may occur in future periods.

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2009	December 31, 2008	March 31, 2008
U.S.
Residential Real Estate	$10,588.0	$10,381.4	$9,295.0
Commercial	7,826.8	8,253.6	6,448.5
Commercial Real Estate	3,144.8	3,014.0	2,438.1
Personal	4,625.3	4,766.7	3,781.6
Other	1,169.9	1,404.2	1,555.4
Lease Financing	986.3	1,143.8	1,139.0

Total U.S.	28,341.1	28,963.7	24,657.6
Non-U.S.	2,069.8	1,791.7	2,102.9

Total Loans and Leases	$30,410.9	$30,755.4	$26,760.5
Reserve for Credit Losses Assigned to Loans and Leases	(286.2)	(229.1)	(165.4)

Net Loans and Leases	$30,124.7	$30,526.3	$26,595.1

Other U.S. loans and non-U.S. loans included $2.6 billion at March 31, 2009, $1.9 billion at December 31, 2008, and $2.6 billion at March 31, 2008 of short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

Notes to Consolidated Financial Statements (continued)

The following table shows outstanding amounts of nonperforming and impaired loans for the quarters ended March 31, 2009 and 2008.

(In Millions)	March 31, 2009	December 31, 2008	March 31, 2008
Nonperforming Loans	$167.8	$96.7	$27.7
Impaired Loans with Reserves	$85.7	$31.5	$17.4
Impaired Loans without Reserves*	66.0	54.1	5.9

Total Impaired Loans	$151.7	$85.6	$23.3
Reserves for Impaired Loans	$42.7	$15.5	$11.4
Average Balance of Impaired Loans During the Period	$116.7	$31.5	$19.0

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.

At March 31, 2009, residential real estate loans totaling $6.7 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $44.3 million at March 31, 2009. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At March 31, 2009, legally binding commitments to extend credit totaled $26.9 billion compared with $25.4 billion at December 31, 2008, and $22.2 billion at March 31, 2008.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31
(In Millions)	2009	2008
Balance at Beginning of Period	$251.1	$160.2
Charge-Offs	(5.4)	(2.7)
Recoveries	2.7	.3

Net Charge-Offs	(2.7)	(2.4)
Provision for Credit Losses	55.0	20.0
Effect of Foreign Exchange Rates	(.1)	—

Balance at End of Period	$303.3	$177.8

Reserve for Credit Losses Assigned to:
Loans and Leases	$286.2	$165.4
Unfunded Commitments and Standby Letters of Credit	17.1	12.4

Total Reserve for Credit Losses	$303.3	$177.8

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

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $22.9 billion on March 31, 2009, $23.6 billion on December 31, 2008 and $18.9 billion on March 31, 2008. Included in the March 31, 2009 pledged assets were securities available for sale of $1.0 billion that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2009, December 31, 2008, and March 31, 2008 was $48.9 million, $32.4 million, and $356.9 million, respectively. There was no repledged collateral at March 31, 2009, December 31, 2008, or March 31, 2008.

8. Goodwill and Other Intangibles - The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at March 31, 2009, December 31, 2008, and March 31, 2008.

(In Millions)	March 31, 2009	December 31, 2008	March 31, 2008
Corporate and Institutional Services	$320.7	$322.6	$364.1
Personal Financial Services	66.7	66.8	60.8

Total Goodwill	$387.4	$389.4	$424.9

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at March 31, 2009, December 31, 2008, and March 31, 2008, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	March 31, 2009	December 31, 2008	March 31, 2008
Gross Carrying Amount	$152.8	$153.4	$174.5
Accumulated Amortization	84.1	80.2	76.7

Net Book Value	$68.7	$73.2	$97.8

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $3.9 million and $4.9 million for the quarters ended March 31, 2009 and March 31, 2008, respectively. Amortization for the remainder of 2009 and for the years 2010, 2011, 2012, and 2013 is estimated to be $11.7 million, $13.9 million, $10.3 million, $10.1 million and $9.8 million, respectively.

9. Business Units - The tables on page 34, reflecting the earnings contribution of Northern Trust’s business units for the three month periods ended March 31, 2009 and 2008, are incorporated by reference.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income - The following tables summarize the components of accumulated other comprehensive income at March 31, 2009 and 2008, and changes during the three-month periods then ended.

	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Three Months Ended March 31, 2009
Unrealized Gains (Losses) on Securities Available for Sale	$(212.9)	$67.0	$(24.6)	$(170.5)
Less: Reclassification Adjustments	—	0.2	(0.1)	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	(212.9)	66.8	(24.5)	(170.6)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	19.0	(7.1)	(4.6)
Less: Reclassification Adjustments	—	8.1	(3.0)	9.3

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	10.9	(4.1)	(13.9)
Foreign Currency Translation Adjustments	12.8	13.2	(16.7)	9.3
Pension and Other Postretirement Benefit Adjustments	(274.1)	—	—	(274.1)
Less: Reclassification Adjustments	—	4.9	(1.7)	3.2

Total Pension and Other Postretirement Benefit Adjustments	(274.1)	4.9	(1.7)	(270.9)

Accumulated Other Comprehensive Income	$(494.9)	$95.8	$(47.0)	$(446.1)

Three Months Ended March 31, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(28.7)	$(88.5)	$32.9	$(84.3)
Less: Reclassification Adjustments	—	5.0	(1.9)	3.1

Net Unrealized Gains (Losses) on Securities Available for Sale	(28.7)	(93.5)	34.8	(87.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(6.7)	2.5	(7.2)
Less: Reclassification Adjustments	—	(2.2)	.8	(1.4)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.5)	1.7	(5.8)
Foreign Currency Translation Adjustments	21.2	2.2	11.0	34.4
Pension and Other Postretirement Benefit Adjustments	(79.8)	—	—	(79.8)
Less: Reclassification Adjustments	—	3.4	(1.6)	1.8

Total Pension and Other Postretirement Benefit Adjustments	(79.8)	3.4	(1.6)	(78.0)

Accumulated Other Comprehensive Income	$(90.3)	$(92.4)	$45.9	$(136.8)

Notes to Consolidated Financial Statements (continued)

11. Earnings Per Common Share Computations - The computations of net income per common share are presented in the following table.

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2009	2008
Basic Earnings Per Common Share
Average Number of Common Shares Outstanding	223,357,446	220,320,307
Net Income	$161.8	$385.2
Less: Dividends on Preferred Stock	23.0	—

Net Income Applicable to Common Stock	138.8	385.2
Less: Earnings Allocated to Participating Securities	1.2	3.1

Earnings Allocated to Common Shares Outstanding	$137.6	$382.1
Basic Earnings Per Common Share	$.62	$1.73

Diluted Earnings Per Common Share
Average Number of Common Shares Outstanding	223,357,446	220,320,307
Plus – Stock Option Dilution	1,043,739	3,208,704

Average Common and Potential Common Shares	224,401,185	223,529,011
Earnings Allocated to Common and Potential Common Shares	$137.6	$382.1
Diluted Earnings Per Common Share	$.61	$1.71

Note: Common stock equivalents totaling 1,492,631 and 1,540,439 for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

12. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended March 31
(In Millions)	2009	2008
Interest Income
Loans and Leases	$243.5	$320.0
Securities – Taxable	56.4	89.8
– Non-Taxable	9.1	9.3
Time Deposits with Banks	81.2	237.7
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	3.6	20.3

Total Interest Income	393.8	677.1

Interest Expense
Deposits	65.4	346.8
Federal Funds Purchased	1.4	11.0
Securities Sold Under Agreements to Repurchase	.4	10.0
Other Borrowings	1.0	6.5
Senior Notes	8.6	9.3
Long-Term Debt	38.4	36.6
Floating Rate Capital Debt	1.5	3.4

Total Interest Expense	116.7	423.6

Net Interest Income	$277.1	$253.5

Notes to Consolidated Financial Statements (continued)

13. Visa Membership - In connection with Visa, Inc.’s (Visa) March 2008 initial public offering, a portion of the shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. Inc. (Visa U.S.A.) was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in the first quarter of 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero. These shares have restrictions as to their sale or transfer and the ultimate realization of their value is subject to future adjustments based on the resolution of outstanding indemnified litigation. Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa and is also required to recognize the contingent obligation to indemnify Visa for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value in accordance with GAAP.

During 2007, Northern Trust recorded charges and corresponding liabilities of $150 million relating to Visa indemnified litigation. In March 2008, Visa placed a portion of the proceeds from its initial public offering into an escrow account to fund the settlements of, or judgments in, the indemnified litigation. Northern Trust recorded $76.1 million, its proportionate share of the escrow account balance, in the first quarter of 2008 as an offset to the indemnification liabilities and related charges recorded in the fourth quarter of 2007, reducing the net indemnification liability to $73.9 million. In the third quarter of 2008, in consideration of Visa’s announced settlement of the litigation involving Discover Financial Services, Northern Trust recorded a charge of $30.0 million to increase the Visa indemnification liability. In the fourth quarter of 2008, Northern Trust fully reversed the $30.0 million charge recorded in the third quarter as Visa funded its litigation escrow account to cover the amount of the settlement.

Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $73.9 million at March 31, 2009 and 2008 and December 31, 2008. It is expected that required additional contributions to the litigation escrow account will be funded through subsequent sales of Visa stock with corresponding adjustments to the future realization of the value of the outstanding shares held by Visa U.S.A. member banks. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes - Total income tax expense for the quarter was $83.3 million, an effective tax rate of 34.0%, compared with $192.9 in the prior year first quarter, an effective rate of $33.4%. The lower tax expense for the current quarter was primarily a result of lower pre-tax earnings.

As part of its audit of federal tax returns filed from 1997-2000, the IRS has challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. The Corporation anticipates that the IRS will continue to disallow deductions relating to these leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2000. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation is currently holding preliminary discussions with the IRS with respect to these transactions that may result in a settlement agreement. Pending an equitable resolution of the tax settlement discussions, the Corporation will continue to defend its position on the tax treatment of the leases vigorously.

Included in unrecognized tax benefits at December 31, 2008 were $292.0 million of U.S. federal and state tax positions related to leveraged leasing tax deductions. During the current quarter, Northern Trust sold certain of the structured leases challenged by the IRS. In connection with these sales, the amount of leveraged lease related uncertain tax positions was reduced by $136.2 million. The acceleration of tax payments relating to the sold leases did not affect net income and does not resolve the IRS challenges with respect to the timing of previous tax deductions taken on these leases or the associated interest and penalties.

It is possible that additional changes in the amount of leveraged lease related uncertain tax positions and related cash flows could occur in the next twelve months if Northern terminates additional leases, is able to resolve this matter with the IRS, or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.

Notes to Consolidated Financial Statements (continued)

15. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three months ended March 31, 2009 and 2008.

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31
(In Millions)	2009	2008
Service Cost	$8.3	$7.4
Interest Cost	8.3	7.7
Expected Return on Plan Assets	(14.9)	(14.3)
Amortization:
Net Loss	3.0	2.0
Prior Service Cost	.3	.3

Net Periodic Pension Expense	$5.0	$3.1

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended March 31
(In Millions)	2009	2008
Service Cost	$.9	$1.1
Interest Cost	1.6	1.8
Expected Return on Plan Assets	(1.9)	(2.4)
Net Loss Amortization	.3	.1

Net Periodic Pension Expense	$.9	$.6

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31
(In Millions)	2009	2008
Service Cost	$.6	$.5
Interest Cost	1.0	.9
Net Loss Amortization	1.0	.6

Net Periodic Pension Expense	$2.6	$2.0

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended March 31
(In Millions)	2009	2008
Service Cost	$.4	$.4
Interest Cost	.9	1.0
Amortization:
Transition Obligation	.2	.1
Net Loss	.1	.3

Net Periodic Benefit Expense	$1.6	$1.8

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans - The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the first quarter of 2009, the Corporation granted 1,312,605 nonqualified stock options with a total grant-date fair value of $72.7 million and 450,521 stock unit awards with a total grant-date fair value of $25.0 million. Included in compensation expense recorded in the first quarters of 2009 and 2008 related to stock options was $2.0 million and $4.4 million, respectively, attributable to options granted in those quarters to retirement-eligible employees that were expensed in their entirety on their grant date. The current quarter share-based compensation expense includes the reversal of accruals related to performance stock units which are not expected to vest. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended March 31
($ In Millions)	2009	2008
Stock Options	$5.5	$8.2
Stock and Stock Unit Awards	4.3	3.9
Performance Stock Units	(14.9)	4.2

Total Share-Based Compensation Expense	$(5.1)	$16.3
Tax (Cost) Benefits Recognized	$(1.9)	$6.1

17. Variable Interest Entities - Northern Trust acts as investment advisor to Registered Investment Companies, Undertakings for the Collective Investment of Transferable Securities and other unregistered short-term investment pools in which various clients of Northern Trust are investors. Although not obligated to do so, in 2008 the Corporation entered into Capital Support Agreements with certain of these entities (Funds) in order to provide financial stability to the Funds and investors in the Funds. Under the terms of the agreements, which expire on November 6, 2009, the Corporation would be required to contribute capital to the Funds, not to exceed $550 million in the aggregate and for no consideration, should certain asset loss events occur. The estimated fair value of the Corporation’s contingent liability under the agreements was $322.4 million and $314.1 million at March 31, 2009 and December 31, 2008, respectively, and was recorded within other liabilities in the consolidated balance sheet. As of March 31, 2009, no capital contributions have been made under the agreements.

Under the guidance of FASB Interpretation No. 46-R (FIN 46-R) and related interpretations, the Funds are considered variable interest entities (VIE) and the Capital Support Agreements are considered to reflect Northern Trust’s variable interest in the credit risk of the Funds. FIN 46-R requires the disclosure of an entity’s maximum exposure to loss where it has a “significant” variable interest in an unconsolidated VIE. FIN 46-R does not define “significant” and, as such, judgment is required. The variable interest holder, if any, that will absorb a majority of a VIE’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary

Notes to Consolidated Financial Statements (continued)

beneficiary of the VIE and is required to consolidate the VIE. Assessments of variable interests under FIN 46-R are based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis.

The Funds were designed to create and pass to investors interest rate and credit risk. In determining whether Northern Trust is the primary beneficiary of the Funds, expected loss calculations based on the characteristics of the underlying investments in the Funds are used to estimate the expected losses related to interest rate and credit risk, while also considering the relative rights and obligations of each of the variable interest holders. These analyses concluded that interest rate risk is the primary driver of expected losses within the Funds. As such, Northern Trust has determined that it is not the primary beneficiary of the Funds and is not required to consolidate them within its balance sheet.

The following table summarizes Northern Trust’s significant involvement with unconsolidated VIEs as of March 31, 2009 (in millions):

Fair Value of Assets Held By the Funds	Capital Support Agreement Contingent Liability	Maximum Exposure To Loss
$55,269.7	$322.4	$550.0

The valuation of the contingent liability under the Capital Support Agreements as of March 31, 2009 was based on an option pricing model which incorporates agreement-specific assumptions, the value of covered investments and future volatility assumptions of underlying assets in the affected Funds. As Northern Trust has no plans to provide support additional to that which is noted above, the maximum exposure to loss from its implicit interests in the Funds is the contractual exposure under the Capital Support Agreements. Any potential future support would be evaluated by Northern Trust based on specific facts and circumstances and with careful consideration as to potential impacts to Northern Trust’s ability to maintain well-capitalized status and meet its operational needs.

18. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.4 billion on March 31, 2009, $4.0 billion on December 31, 2008 and $2.9 billion on March 31, 2008. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $35.0 million at March 31, 2009, $30.3 million at December 31, 2008, and $12.5 million at March 31, 2008.

Notes to Consolidated Financial Statements (continued)

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $71.9 billion at March 31, 2009, $82.7 billion at December 31, 2008, and $176.0 billion at March 31, 2008. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at March 31, 2009, December 31, 2008, or March 31, 2008 related to these indemnifications.

As discussed in further detail in Note 17, the estimated fair value of the Corporation’s contingent liability under Capital Support Agreements with certain Northern Trust investment vehicles, recorded within other liabilities in the consolidated balance sheet, was $322.4 million at March 31, 2009. As of March 31, 2009, no capital contributions have been made under the agreements.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $73.9 million at March 31, 2009 and 2008.

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

Notes to Consolidated Financial Statements (continued)

19. Derivative Financial Instruments - Effective January 1, 2009, Northern Trust adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133”, which increased required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts.

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust currently uses foreign exchange contracts to reduce or eliminate its exposure to changes in foreign exchange rates relating to certain forecasted non-U.S. dollar denominated revenue and expenditure transactions, non-U.S. dollar denominated assets and liabilities, and net investments in non-U.S. affiliates.

Interest rate contracts include swap and option contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps, floors, and swaptions, and provide for the transfer or reduction of interest rate risk in exchange for a fee. Northern Trust enters into option contracts primarily as a seller of interest rate protection to clients. Northern Trust receives a fee at the outset of the agreement for the assumption of the risk of an unfavorable change in interest rates. This assumed interest rate risk is then mitigated by entering into an offsetting position with an outside counterparty. Northern Trust may also purchase option contracts for risk management purposes.

Credit default swap contracts are agreements to transfer credit default risk from one party to another in exchange for a fee. Northern Trust enters into credit default swaps with outside counterparties where the counterparty agrees to assume the underlying credit exposure of a specific Northern Trust commercial loan or commitment.

Notes to Consolidated Financial Statements (continued)

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with SFAS No. 133.

Northern Trust enters into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, was $29.4 million. Northern Trust has not posted collateral against these liabilities and therefore the maximum amount of termination payments that could have been required at March 31, 2009 was $29.4 million. Accelerated settlement because of such events would not affect net income and would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Client-Related and Trading Derivative Instruments. In excess of 95% of Northern Trust’s derivatives outstanding at March 31, 2009 and 2008, measured on a notional value basis, related to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business Northern Trust also engages in proprietary trading of non-U.S. currencies. The following table shows the notional amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Credit risk is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

	March 31, 2009			March 31, 2008
(In Millions)	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$128,678.3	$3,578.7	$3,300.1	$172,681.2	$3,283.3	$3,226.7
Interest Rate Option Contracts	201.7	.2	.2	569.6	2.5	2.5
Interest Rate Swap Contracts	3,514.0	175.5	172.3	2,530.2	79.1	72.5

Total	$132,394.0	$3,754.4	$3,472.6	$175,781.0	$3,364.9	$3,301.7

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of client related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
Foreign Exchange Contracts	Foreign Exchange Trading Income	$131.1
Interest Rate Option Contracts	Other Income	—
Interest Rate Swap Contracts	Other Income	1.0

Total		$132.1

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under SFAS No. 133 as fair value, cash flow, or net investment hedges. Other derivatives that are entered into for risk management purposes as economic hedges are not formally designated as hedges and, therefore, are accounted for as if they were trading instruments.

In order to qualify for hedge accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in designated hedging transactions continue to be highly effective as offsets to changes in fair value or cash flows of the hedged item. If a derivative ceases to be highly effective, or if the hedged item matures, is sold, or is terminated, or if a hedged forecasted transaction is no longer expected to occur, hedge accounting is terminated and the derivative is treated as if it were a trading instrument.

The following table identifies the types and classifications of derivative instruments designated as hedges, their notional and fair values, and the respective risks addressed.

			March 31, 2009			March 31, 2008
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$2,134.5	$—	$19.4	$2,951.6	$.1	$45.6
Time Deposits with Banks	Interest Rate Swap Contracts	Interest Rate	—	—	—	845.0	—	1.2
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	154.6	1.0	400.0	37.9	1.0
Cash Flow Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	—	—	—	325.0	6.6	.8
Forecasted Foreign Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	857.5	67.8	91.5	727.2	13.5	21.2
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Net Investment	1,010.2	6.6	1.1	993.2	4.2	.7

Total			$5,102.2	$229.0	$112.9	$6,242.0	$62.3	$70.5

Notes to Consolidated Financial Statements (continued)

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in fair value of these derivatives are recognized currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges.

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(1.6)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	24.3

Total			$22.7

For fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in accumulated other comprehensive income, a component of stockholders’ equity. When the hedged forecasted transaction impacts earnings, balances in other comprehensive income are reclassified to the same income or expense classification as the hedged item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of available for sale securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. As of March 31, 2009, fourteen months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

Notes to Consolidated Financial Statements (continued)

The following table provides cash flow hedge derivative gains and losses recognized in accumulated other comprehensive income and the amounts reclassified to earnings during the three months ended March 31, 2009.

(In Millions)	Amount of Derivative Gain/(Loss) Recognized in OCI (Effective Portion)	Amount of Derivative Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income
Interest Rate Swap Contracts	$—	$.2	Interest Income

Foreign Exchange Contracts	$19.0	$13.8	Trust, Investment and Other Servicing Fees
		(.1)	Other Operating Income
		4.7	Interest Income
		(16.6)	Compensation
		(4.1)	Employee Benefits
		(.2)	Equipment and Software Expense
		(2.3)	Occupancy Expense
		(3.0)	Other Operating Expense
		(.5)	Interest Expense

Total Foreign Exchange Contracts	$19.0	$(8.3)

Total Cash Flow Hedges	$19.0	$(8.1)

Included in the $8.1 million of derivative losses reclassified from accumulated comprehensive income during three months ended March 31, 2009, were $1.7 million of foreign exchange contract losses recognized in other operating income relating to cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions that were discontinued as it was no longer probable that the original forecasted transactions would occur. It is estimated that a net loss of $22.3 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in accumulated other comprehensive income consistent with the related translation gains and losses. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three months ended March 31, 2009 or 2008. Amounts recorded in accumulated other comprehensive income would be reclassified to earnings only upon the sale or liquidation

Notes to Consolidated Financial Statements (continued)

of an investment in a non-U.S. branch or subsidiary. The following table provides net investment hedge gains and losses recognized in accumulated other comprehensive income during the three months ended March 31, 2009.

(In Millions)	Amount of Hedging Instrument Gain/(Loss) Recognized in OCI (Before Tax)
Foreign Exchange Contracts	$35.4
Sterling Denominated Subordinated Debt	3.6
Sterling Denominated Senior Debt	2.4

Total	$41.4

Derivatives not formally designated as hedges under SFAS No. 133 are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities and the credit risk of loans and leases. The following table identifies the types and classifications of risk management derivative instruments not formally designated as hedges, their notional and fair values, and the respective risks addressed.

			March 31, 2009			March 31, 2008
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Asset Fair Value	Liability Fair Value	Notional Value	Asset Fair Value	Liability Fair Value
Loans and Leases-Commercial and Other	Credit Default Swap Contracts	Credit	$185.5	$5.9	$.5	$263.8	$7.6	$.1
Loans and Leases-Commercial and Other	Foreign Exchange Contracts	Foreign Currency	142.0	1.0	2.8	52.5	—	1.8
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	63.2	6.5	.1	54.4	1.9	.1

Total			$390.7	$13.4	$3.4	$370.7	$9.5	$2.0

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount Recognized in Income
Credit Default Swap Contracts	Other Income	$2.8
Foreign Exchange Contracts	Foreign Exchange Trading Income	3.0
Foreign Exchange Contracts	Other Income	2.1

Total		$7.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income was $161.8 million compared with reported net income of $385.2 million in the first quarter of last year. Net income per common share on a diluted basis for the first quarter was $.61 compared with net income per common share of $1.71 in the first quarter of 2008. Reported earnings for the prior year included a pre-tax non-operating benefit of $244.0 million ($.68 per common share net of tax) realized in connection with the March 2008 initial public offering of Visa Inc. (Visa) common stock. Operating earnings in the year ago period, which exclude the Visa benefits, were $231.7 million, or $1.03 per common share, as compared with $161.8 million of net income in the current period, or $.61 per common share.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 10.88% versus 33.63% reported for the comparable quarter last year and an annualized return on average assets (ROA) of .85%, down from 2.28% last year.

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide a clearer indication of the results and trends in Northern Trust’s core businesses absent Visa related adjustments.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
($ In Millions Except Per Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$161.8	$.61	$385.2	$1.71
Visa Initial Public Offering (net of $62.3 tax effect in 2008)	—	—	(105.6)	(.47)
Visa Indemnification Accrual (net of $28.2 tax effect in 2008)	—	—	(47.9)	(.21)
Operating Earnings	$161.8	$.61	$231.7	$1.03

Consolidated revenues stated on a fully taxable equivalent (FTE) basis totaled $904.2 million, down $73.9 million or 8% from last year’s first quarter operating revenues of $978.1 million. Operating revenues for the previous year quarter exclude the $167.9 million gain recorded upon the redemption of Visa shares. Trust, investment and other servicing fees decreased 22% from last year to $410.7 million. Foreign exchange trading income and net interest income were each strong for the quarter, increasing 16% and 8%, respectively. Noninterest expenses totaled $593.5 million for the current quarter, down 3% or $17.9 million from last year’s first quarter noninterest expenses of $611.4 million on an operating basis. Operating noninterest expenses for the previous year quarter exclude the $76.1 million benefit from the reversal of a Visa related indemnification accrual.

Noninterest Income

Noninterest income of $616.5 million for the quarter accounted for 68% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 45% of total taxable equivalent revenue. The decrease in trust, investment and other servicing fees from the prior year quarter primarily reflects negative securities lending fees and significantly lower market valuations, partially offset by new business. Foreign exchange trading income results reflect currency volatility.

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended March 31
(In Millions)	2009	2008	% Change
Trust, Investment and Other Servicing Fees	$410.7	$526.8	(22)%
Foreign Exchange Trading Income	131.1	113.2	16
Security Commissions and Trading Income	16.8	17.8	(6)
Treasury Management Fees	20.4	17.4	17
Gain on Visa Share Redemption	—	167.9	NM
Other Operating Income	37.1	31.8	17
Investment Security Gains (Losses), net	.4	5.0	(93)

Total Noninterest Income	$616.5	$879.9	(30)%

Assets under custody totaled $2.8 trillion at March 31, 2009. This represents a decrease in assets under custody of 6% from December 31, 2008 and 29% from March 31, 2008. Assets under management totaled $522.3 billion, a 7% decrease from $558.8 billion at December 31, 2008 and a 33% decrease from $778.6 billion at March 31, 2008. The above are in comparison to the twelve month declines in the S&P 500 index of 40% and in the EAFE index (USD) of 49%. As of the current quarter-end, managed assets were invested 35% in equities, 19% in fixed-income securities, and 46% in cash and other assets.

Assets Under Custody (In Billions)	March 31, 2009	December 31, 2008	March 31, 2008
Corporate & Institutional	$2,559.3	$2,719.2	$3,659.9
Personal	281.7	288.3	322.2

Total Assets Under Custody	$2,841.0	$3,007.5	$3,982.1

Assets Under Management (In Billions)	March 31, 2009	December 31, 2008	March 31, 2008
Corporate & Institutional	$392.0	$426.4	$632.6
Personal	130.3	132.4	146.0

Total Assets Under Management	$522.3	$558.8	$778.6

Trust, investment and other servicing fees are generally based on the market value of assets managed, custodied, and administered, the volume of transactions, securities lending volume and spreads, and fees for other services rendered. Certain market value calculations are performed on a monthly or quarterly basis in arrears. Certain investment

Noninterest Income (continued)

management fee arrangements also may provide for performance fees, which are based on client portfolio returns exceeding predetermined levels. Securities lending fees are also impacted by Northern Trust’s share of unrealized investment gains and losses in one investment fund used in our securities lending activities, accounted for at fair value. In addition, Corporate & Institutional Services (C&IS) client relationships are generally priced to reflect earnings from activities such as foreign exchange trading and custody-related deposits that are not included in trust, investment and other servicing fees. Based on analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in trust, investment and other servicing fees of approximately 4% and total revenues of approximately 2%.

Trust, investment and other servicing fees from C&IS in the quarter decreased 31% from the year-ago quarter to $207.0 million, reflecting negative securities lending fees and significantly lower market valuations, partially offset by new business. The largest component of C&IS fees is custody and fund administration fees, which decreased 22% to $136.3 million, driven primarily by declines in the equity markets. Securities lending fees totaled a negative $7.9 million compared with $31.9 million in the first quarter last year, reflecting reduced volumes and lower spreads on the investment of cash collateral. Asset valuation losses in one mark-to-market investment fund used in our securities lending activities also reduced fees by approximately $52 million in the current quarter compared with a reduction of approximately $98 million in the prior year quarter. Fees from asset management in the quarter totaled $60.4 million, down 19%, reflecting lower market valuations.

C&IS assets under custody totaled $2.6 trillion at March 31, 2009, down 30% from a year ago, and included $1.4 trillion of global custody assets, 33% lower than a year ago. C&IS assets under management totaled $392.0 billion, a 38% decrease from the prior year. C&IS assets under management for the quarter included $95.2 billion of securities lending related collateral, a 64% decrease from the prior year quarter. Excluding securities lending collateral, C&IS assets under management totaled $296.8 billion as compared with $365.2 billion in the prior year quarter, a $68.4 billion, or 19%, decrease The above are in comparison to the previously noted twelve month declines in the S&P 500 and EAFE (USD) indices. As of the current quarter-end, C&IS managed assets were invested 37% in equities, 16% in fixed-income securities, and 47% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter decreased 11% and totaled $203.7 million compared with $228.4 million a year ago. The decrease in PFS fees resulted primarily from significantly lower market valuations, offset in part by new business. PFS assets under custody totaled $281.7 billion at March 31, 2009, a 13% decrease from $322.2 billion in the prior year quarter. PFS assets under management totaled $130.3 billion, an 11% decrease from $146.0 billion last year. These are in comparison to the twelve month declines in the S&P 500 and EAFE (USD) indices noted above. As of the current quarter-end, PFS managed assets were invested 28% in equities, 29% in fixed-income securities, and 43% in cash and other assets.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended March 31
(In Millions)	2009	2008	% Change
Loan Service Fees	$9.5	$5.9	61%
Banking Service Fees	11.9	9.1	31
Non-Trading Foreign Exchange Gains (Losses), net	(1.3)	(.8)	63
Credit Default Swaps Gains (Losses), net	2.8	4.9	(43)
Gains on Sale of Leased Equipment	7.8	.3	NM
Other Income	6.4	12.4	(48)

Total Other Operating Income	$37.1	$31.8	17%

An investment security gain of $4.9 million was recognized in the previous year quarter from the sale of the CME Group Inc. stock acquired in connection with the demutualization and subsequent merger of the Chicago Mercantile Exchange and the Chicago Board of Trade.

Net Interest Income

Net interest income for the quarter totaled $277.1 million, 9% higher than the $253.5 million reported in the first quarter of 2008. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income. Net interest income for the quarter, stated on an FTE basis, totaled $287.7 million, up 8% from $266.1 million reported in the prior year first quarter.

The increase in net interest income primarily reflects a higher level of average earning assets, partially offset by a decrease in the net interest margin. Average earning assets of $69.4 billion were 16% higher than a year ago, driven by growth in securities and loans. Loans and leases averaged $29.7 billion, up 20% from the first quarter of last year. The securities portfolio averaged $16.8 billion, up 63% from last year, primarily reflecting an increase in the average balance of government sponsored agency securities. Money market assets averaged $22.9 billion for the quarter, a decrease of 7% from the prior year. The net interest margin equaled 1.68%, down from 1.79% in the prior year quarter, reflecting the diminished value of noninterest-related funding sources resulting from the significant interest rate cuts over the past year.

Average U.S. loans outstanding during the quarter totaled $28.4 billion, 22% higher than the $23.2 billion in last year’s first quarter. Residential real estate loans averaged $10.5 billion in the quarter, up 14% from the prior year’s first quarter, and represented 35% of the average loan and lease portfolio. Commercial loans averaged $8.2 billion, up 39% from $5.9 billion last year, while personal loans averaged $4.7 billion, up 27% from last year’s first quarter. Loans outside the U.S. decreased $242.9 million on average from the prior year quarter to $1.3 billion.

Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $43.7 billion, down slightly from the first quarter of 2008. Higher levels of U.S. office deposits were offset by a $3.5 billion or 10% decline in non-U.S. office deposits from last year’s first quarter. Domestic retail deposit levels increased $2.8 billion due primarily to higher levels of money market deposit accounts and savings certificates. The decline in non-U.S. office deposits resulted primarily from the strengthening of the U.S. dollar and the resulting impact on the translation of foreign-denominated deposit liabilities in our international business. Other interest-related funds averaged $11.2 billion in the quarter compared with $7.4 billion in last year’s first quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. The increase in this funding category resulted primarily from higher levels of overnight federal funds purchased and long-term debt. Noninterest-related funds utilized to fund earning assets averaged $14.5 billion compared with $8.1 billion in last year’s first quarter, resulting primarily from higher levels of U.S. office noninterest-bearing deposits and stockholders’ equity.

Provision for Credit Losses

The provision for credit losses was $55.0 million in the first quarter compared with $20.0 million in the prior year quarter. The current quarter provision primarily reflects the continued weakness in the broader economic environment. The reserve for credit losses at March 31, 2009 was $303.3 million compared with $251.1 million at December 31, 2008 and $177.8 million at March 31, 2008. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expenses	Three Months Ended March 31
(In Millions)	2009	2008	% Change
Compensation	$258.3	$286.2	(10)%
Employee Benefits	65.8	57.3	15
Outside Services	95.7	93.9	2
Equipment and Software Expense	61.7	54.2	14
Occupancy Expense	41.8	41.4	1
Visa Indemnification Charges	—	(76.1)	NM
Other Operating Expenses	70.2	78.4	(11)

Total Noninterest Expenses	$593.5	$535.3	11%

Noninterest Expense (continued)

The current quarter decrease in compensation and employee benefit expenses reflects reductions in performance-based compensation expense, partially offset by higher staff levels, annual salary increases, and higher defined benefit plan expenses and employment taxes. Staff on a full-time equivalent basis at March 31, 2009 totaled 12,200, up 8% from a year ago.

Expenses associated with outside services for the current quarter includes higher expenses for technical services, offset by lower expenses for investment manager sub-advisor services.

The remaining expense categories totaled $173.7 million, essentially unchanged from $174.0 million in the prior year quarter stated on an operating basis. Higher equipment and software related expenses and increased Federal Deposit Insurance Corporation insurance premiums were offset by lower charges associated with securities processing activities and business promotion.

Other Operating Expenses

The components of other operating expenses are provided below.

Other Operating Expenses	Three Months Ended March 31
(In Millions)	2009	2008	% Change
Business Promotion	$24.2	$31.4	(23)%
Other Intangibles Amortization	3.9	4.9	(20)
Capital Support Agreements	8.3	8.7	(5)
Other Expenses	33.8	33.4	1

Total Other Operating Expenses	$70.2	$78.4	(11)%

Provision for Income Taxes

The provision for income taxes was $83.3 million in the current quarter resulting in an effective tax rate of 34.0%. The prior year quarter provision for income taxes was $192.9 million, representing an effective tax rate of 33.4%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three month periods ended March 31, 2009 and 2008. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$207.0	$298.4	$203.7	$228.4	$—	$—	$410.7	$526.8
Gain on Visa Redemption	—	—	—	—	—	167.9	—	167.9
Other	169.7	146.6	32.5	28.6	3.6	10.0	205.8	185.2
Net Interest Income (FTE) *	146.9	134.1	132.1	121.4	8.7	10.6	287.7	266.1

Revenues (FTE) *	523.6	579.1	368.3	378.4	12.3	188.5	904.2	1,146.0
Provision for Credit Losses	13.6	5.0	41.4	15.0	—	—	55.0	20.0
Visa Indemnification Charges	—	—	—	—	—	(76.1)	—	(76.1)
Noninterest Expenses	327.6	326.1	252.6	247.8	13.3	37.5	593.5	611.4

Income before Income Taxes *	182.4	248.0	74.3	115.6	(1.0)	227.1	255.7	590.7
Provision for Income Taxes *	63.3	75.7	28.4	44.0	2.2	85.8	93.9	205.5

Net Income	$119.1	$172.3	$45.9	$71.6	$(3.2)	$141.3	$161.8	385.2

Percentage of Consolidated Net Income	74%	45%	28%	18%	(2)%	37%	100%	100%

Average Assets	$46,082.1	$46,178.9	$21,347.3	$20,852.1	$9,926.1	$1,061.4	$77,355.5	$68,092.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.6 million for 2009 and $12.6 million for 2008.

Corporate and Institutional Services

C&IS net income for the quarter was $119.1 million, down 31% compared with net income of $172.3 million in the first quarter of 2008. Noninterest income was $376.7 million, down 15% from $445.0 million in last year’s first quarter. Trust, investment and other servicing fees from C&IS in the quarter decreased 31% from the year-ago quarter to $207.0 million, reflecting negative securities lending fees and significantly lower market valuations, partially offset by new business. The largest component of C&IS fees is custody and fund administration fees, which decreased 22% to $136.3 million, driven primarily by declines in the equity markets. Securities lending fees totaled a negative $7.9 million compared with $31.9 million in the first quarter last year, reflecting reduced volumes and lower spreads on the investment of cash collateral. Asset valuation losses in one mark-to-market investment fund used in our securities lending activities also reduced fees by approximately $52 million in the current quarter compared with a reduction of approximately $98 million in the prior year quarter. Fees from asset management in the quarter totaled $60.4 million, down 19%, reflecting lower market

Corporate and Institutional Services (continued)

valuations. Other noninterest income was $169.7 million compared with $146.6 million in last year’s first quarter. Foreign exchange trading income equaled $129.2 million, up 15% from last year’s first quarter, reflecting currency volatility. The current quarter included $7.8 million in gains from the sale of leased equipment.

Net interest income stated on an FTE basis was $146.9 million, up 10% from $134.1 million in last year’s first quarter. Earning assets averaged $41.4 billion for the quarter compared with $42.2 billion in the first quarter of last year. Average loans outstanding increased $4.5 billion, offset by lower levels of money market assets. The net interest margin equaled 1.44% compared with 1.28% reported in the prior year quarter.

A provision for credit losses of $13.6 million was recorded in the current quarter compared with a provision of $5.0 million recorded in the prior year first quarter. The provision for the current quarter primarily reflects continued weakness in the broader economic environment. Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $327.6 million compared with $326.1 million for the first quarter of last year.

Personal Financial Services

PFS net income for the current quarter was $45.9 million, down 36% from $71.6 million reported a year ago. Noninterest income was $236.2 million, down 8% from $257.0 million in last year’s first quarter. Trust, investment and other servicing fees in the quarter decreased 11% and totaled $203.7 million compared with $228.4 million a year ago. The decrease in PFS fees resulted primarily from significantly lower market valuations. Other noninterest income totaled $32.5 million compared with $28.6 million in the prior year quarter.

Net interest income stated on an FTE basis was $132.1 million in the current quarter compared with $121.4 million in the prior year’s first quarter. The change primarily reflects growth in average earning assets, concentrated in the loan portfolio, and an improvement in the net interest margin. The net interest margin increased to 2.55% in the current quarter from 2.41% last year.

Personal Financial Services (continued)

A provision for credit losses of $41.4 million was recorded in the current quarter compared with a provision of $15.0 million recorded in the prior year first quarter. The provision for the current quarter primarily reflects the continued weakness in the broader economic environment. Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $252.6 million compared with $247.8 million for the first quarter of last year, an increase of $4.8 million, or 2%. The increase resulted from higher charges for indirect expense allocations, annual salary increases and employee benefit charges, partially offset by decreases in performance-based compensation and business promotion.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Treasury and Other Support Services for the prior year quarter included the $167.9 million gain recorded upon the redemption of Visa shares and the $76.1 million reduction of the Visa related indemnification accrual. Net interest income in the current quarter was $8.7 million, as compared to $10.6 million in the prior year quarter. Average assets increased $8.9 billion from the prior quarter. Net interest income for the current quarter declined from the prior year quarter, despite significantly higher asset levels, as a result of the unprecedented low interest rate environment. Treasury and Other assets are invested primarily in short-term securities and money market assets and are funded by short-term borrowings and noninterest-bearing deposits. The results reflect the diminished value of noninterest-bearing funding sources resulting from the significant interest rate cuts over the past year. Other noninterest income for the first quarter was $3.6 million compared with $10.0 million in the year-ago quarter. The prior year quarter included the $4.9 million investment security gain recognized from the sale of the CME Group Inc. stock. The $24.2 million, or 65%, current quarter decrease in other direct expenses, absent the prior year Visa benefit, primarily reflects a reduction in performance-based compensation.

BALANCE SHEET

Total assets at March 31, 2009 were $78.5 billion and averaged $77.4 billion for the first quarter, compared with total assets of $77.5 billion at March 31, 2008 and an average balance of $68.1 billion in the prior year first quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $30.4 billion at March 31, 2009 and averaged $29.7 billion for the first quarter, compared with $26.8 billion at March 31, 2008 and a $24.8 billion average for the first quarter last year. Securities totaled $17.8 billion at March 31, 2009 and averaged $16.8 billion for the quarter, compared with $11.2 billion at March 31, 2008 and $10.3 billion on average last year. Money market assets totaled $21.8 billion at March 31, 2009 and averaged $22.9 billion in the first quarter, down 7% from the year-ago quarter. The growth in total assets was funded primarily by growth in U.S. office deposits, short-term borrowings, proceeds received from participation in the U.S. Department of the Treasury’s Capital Purchase Program, and long-term debt.

Stockholders’ equity increased to $6.5 billion at March 31, 2009 and averaged $6.7 billion for the quarter, up 45% from last year’s first quarter. The increase reflects the issuance of senior preferred stock and related warrant to the U.S. Department of the Treasury pursuant to the terms of the Capital Purchase Program and the retention of earnings. During the first quarter of 2009, the Corporation repurchased 110,713 common shares at a cost of $6.3 million ($56.84 average price per share) in connection with equity based compensation plans. An additional 7.5 million shares are authorized for repurchase after March 31, 2009, subject to certain restrictions as part of the Corporation’s participation in the Capital Purchase Program. The Corporation is continuing its dialogue with the Federal Reserve, in accordance with the prescribed process, to proceed on its objective of redeeming the U.S. Department of the Treasury’s Capital Purchase Program preferred stock as quickly as prudently possible.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2009 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at March 31, 2009 that were above the level required for classification as a “well capitalized” institution. Shown below are the March 31, 2009 and 2008 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended March 31, 2009 or 2008 exceeded 10% of the consolidated total.

	March 31, 2009			March 31, 2008
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.0%	15.2%	8.9%	9.5%	11.4%	6.9%
The Northern Trust Company	11.0%	14.0%	7.0%	8.5%	11.1%	5.8%
Northern Trust, NA	9.9%	11.4%	8.5%	10.2%	11.4%	8.7%

BALANCE SHEET (continued)

The ratio of tangible common equity to tangible assets was 5.9% at March 31, 2009, up from 5.5% at March 31, 2008. Tangible common equity is calculated as total stockholders’ equity less preferred stock, goodwill and identifiable intangible assets, adjusted for related deferred tax liabilities. Tangible assets are total assets less goodwill and identifiable intangible assets. The tangible common equity ratio is a non-GAAP financial measure that is being provided as it is a measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 90% of the total portfolio at March 31, 2009 composed of U.S. Treasury and government sponsored agency securities, Federal Home Loan Bank and Federal Reserve Bank stock, and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 10% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which 3% of the total portfolio were rated double-A, 4% of the total portfolio were rated below double-A, and 3% of the total portfolio were not rated by Standard and Poor’s or Moody’s Investors Service.

Auction rate securities were purchased in 2008 in connection with a program to purchase at par value certain illiquid auction rate securities held for clients under investment discretion or that were acquired by clients from Northern Trust’s affiliated broker/dealer. At March 31, 2009, 99% of these securities were investment grade. The remaining 1% that were below investment grade had a total amortized cost and fair value of $7.3 million and $5.7 million, respectively.

Total gross unrealized losses within the investment securities portfolio at March 31, 2009 were $341.5 million as compared to $387.9 million at December 31, 2008 and $159.0 million at March 31, 2008. The $182.5 million increase in unrealized losses from March 31, 2008 primarily reflects lower valuations of asset-backed securities due to the widening of credit spreads and deterioration in overall market conditions experienced in the second half of 2008. Of the total gross unrealized losses on securities of $341.5 million at March 31, 2009, 84% relate to asset-backed securities. Asset-backed securities held at March 31, 2009 were predominantly floating rate, with average lives less than 5 years, and 76% were rated triple-A, 5% were rated double-A, and 19% were rated below double-A. As a result of additional rating downgrades of securities within the portfolio, the percentage of asset-backed securities rated below double-A has increased since December 2008 when this category represented 5% of the total asset-backed securities portfolio. Asset-backed securities rated below double-A had a total amortized cost and fair value at March 31, 2009 of $465.8 million and $287.7 million, respectively, and were comprised primarily of sub-prime and Alt-A residential mortgage-backed securities. Of the $178.1 million of unrealized losses on asset-backed-securities rated below double-A, 18% or $32.2 million relate to one floating rate, first lien, residential mortgage backed security with an average life of 2.5 years, a rating of triple-C, and an amortized cost basis of $51.8 million.

Securities Portfolio (continued)

Northern Trust has evaluated asset-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment in accordance with its security impairment review policy. Based on the results of those evaluations, which show no projected loss of principal or interest, and Northern Trust’s ability and intent to hold all of its securities with unrealized losses until a recovery of fair value, which may be maturity, management does not consider these securities to be other-than-temporarily impaired at March 31, 2009. However, due to market and economic conditions, other-than-temporary impairments may occur in future periods.

Northern Trust is an active participant in the repurchase agreement market. This market provides a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is continuously monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until the repurchase.

Loans and Other Real Estate Owned

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at March 31, 2009 totaled $172.1 million compared with $100.2 million at December 31, 2008 and $35.7 million at March 31, 2008. Nonaccrual loans and leases totaled $167.8 million or .55% of total loans and leases at March 31, 2009. At December 31, 2008 and March 31, 2008, nonaccrual loans and leases totaled $96.7 million and $27.7 million, respectively. The $71.1 million increase in nonaccrual loans during the current quarter primarily reflects the movement of ten loans to nonperforming status.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual Loans
U.S.
Residential Real Estate	$60.5	$32.7	$8.6
Commercial	41.5	21.3	8.3
Commercial Real Estate	60.1	35.8	3.9
Personal	5.7	6.9	6.9

Total Nonaccrual Loans	167.8	96.7	27.7
Other Real Estate Owned	4.3	3.5	8.0

Total Nonperforming Assets	$172.1	$100.2	$35.7

90 Day Past Due Loans Still Accruing	$16.6	$27.8	$19.9

Provision and Reserve for Credit Losses

The provision for credit losses is the charge to current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain a reserve that is sufficient to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, unfunded commitments, and standby letters of credit (inherent loss component). Control processes and analyses employed to evaluate the adequacy of the reserve for credit losses are reviewed on at least an annual basis and modified as considered appropriate. A $55.0 million provision for credit losses was recorded in the first quarter of 2009 compared with a $20.0 million provision in the prior year first quarter. The current quarter provision primarily reflects the weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three months ended March 31, 2009 and 2008 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the allocated portion of the inherent reserve and its components by loan category at March 31, 2009, December 31, 2008 and March 31, 2008, and the unallocated portion of the inherent reserve at March 31, 2009, December 31, 2008 and March 31, 2008.

Allocation of the Reserve for Credit Losses

	March 31, 2009		December 31, 2008		March 31, 2008
($ in Millions)	Reserve Amount	Percent of of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$42.7	—%	$23.5	—%	$11.4	—%

Allocated Inherent Reserve
Residential Real Estate	46.6	35	37.0	34	15.8	35
Commercial	129.2	26	114.7	27	73.5	24
Commercial Real Estate	50.0	10	43.8	10	33.1	9
Personal	24.6	15	19.7	15	6.8	14
Other	2.3	4	1.7	4	—	6
Lease Financing	2.1	3	3.3	4	3.3	4
Non-U.S.	5.8	7	7.4	6	8.0	8

Total Allocated Inherent Reserve	$260.6	100%	$227.6	100%	$140.5	100%

Unallocated Inherent Reserve	—	—	—	—	25.9	—

Total Reserve	$303.3	100%	$251.1	100%	$177.8	100%

Reserve Assigned to:
Loans and Leases	$286.2		$229.1		$165.4
Unfunded Loan Commitments and Standby Letters of Credit	17.1		22.0		12.4

Total Reserve for Credit Losses	$303.3		$251.1		$177.8

The increase in reserve levels from December 31, 2008 primarily reflects weakness in the broader economic environment, including the impact on the level of nonperforming loans.

Provision and Reserve for Credit Losses (continued)

Effective June 30, 2008, the methodology used to determine the qualitative element of the inherent reserve was modified to provide for the assignment of reserves to loan and lease credit exposures aggregated by shared risk characteristics to better align the reserves with the related credit risk. Previously, this element of the inherent reserve was associated with the credit portfolio as a whole and was referred to as the unallocated inherent reserve.

The reserve of $286.2 million assigned to loans and leases, as a percentage of total loans and leases, was .94% at March 31, 2009, compared with .75% at December 31, 2008 and .62% at March 31, 2008. At March 31, 2009, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $538.5 million of which $151.7 million was classified as impaired, up from $401.0 million at December 31, 2008 when $85.6 million was classified as impaired, and up from $73.7 million at March 31, 2008 when $23.3 million was classified as impaired.

MARKET RISK MANAGEMENT

As described in the 2008 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings, simulation of the economic value of equity, and gap analysis. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2008.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity, such as entry into capital support agreements and other client support actions; the impact of recent upheaval in the financial markets, the effectiveness of domestic and international governmental actions taken in response, such as the U.S. Department of the Treasury’s Troubled Asset Relief Program and the FDIC’s Temporary Liquidity Guarantee Program, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including potentially higher FDIC premiums arising from participation in the Temporary Liquidity Guarantee Program or from increased payments from FDIC insurance funds as a result of depository institution failures; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate reserves therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and

FACTORS AFFECTING FUTURE RESULTS (continued)

the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. government’s response to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions, strategic alliances, and preferred provider arrangements; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the new Basel II capital regime and areas of increased regulatory emphasis and oversight such as the Bank Secrecy Act and Anti-Money Laundering Act and the potential for substantial changes in the regulatory framework applicable to financial institutions and the rigor of regulatory oversight in reaction to recent economic turmoil; uncertainties arising from Northern Trust’s participation in the Troubled Asset Relief Program, including impacts on employee recruitment and retention and other business practices, and uncertainties concerning the potential redemption of the U.S. Department of the Treasury’s preferred stock investment under that program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

FACTORS AFFECTING FUTURE RESULTS (continued)

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2008 Annual Report to Shareholders (pages 47 – 58), in the section of the “Notes to Consolidated Financial Statements” in the 2008 Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 91-92), in the sections of “Item 1 – Business” of the 2008 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Polices,” “Competition” and “Regulation and Supervision” (pages 2 –11), and in “Item 1A – Risk Factors” of the 2008 Annual Report on Form 10-K (pages 24 – 32). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE STATEMENT OF CONDITION	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS)

	First Quarter
	2009			2008
		Average			Average
($ in Millions)	Interest	Balance	Rate	Interest	Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.3	$439.5	.28%	$20.0	$2,564.6	3.14%
Time Deposits with Banks	81.2	16,916.4	1.95	237.7	21,967.5	4.35
Federal Reserve Deposits and Other Interest-Bearing	3.3	5,592.2	.24	.3	44.1	2.89

Total Money Market Assets	84.8	22,948.1	1.50	258.0	24,576.2	4.22

Securities
U.S. Government	.1	17.8	2.28	.1	16.6	2.73
Obligations of States and Political Subdivisions	14.4	861.6	6.69	14.3	862.8	6.66
Government Sponsored Agency	41.6	12,031.2	1.40	67.7	6,817.5	3.99
Other	18.6	3,861.7	1.95	26.2	2,592.5	4.06

Total Securities	74.7	16,772.3	1.81	108.3	10,289.4	4.23

Loans and Leases	244.9	29,725.3	3.34	323.4	24,777.5	5.25

Total Earning Assets	$404.4	69,445.7	2.36%	$689.7	59,643.1	4.65%

Reserve for Credit Losses Assigned to Loans and Leases	—	(228.8)	—	—	(148.2)	—
Cash and Due from Banks	—	2,302.3	—	—	3,516.2	—
Other Assets	—	5,836.3	—	—	5,081.3	—

Total Assets	—	$77,355.5	—	—	$68,092.4	—

Average Source of Funds
Deposits
Savings and Money Market	$19.1	$9,653.7	.80%	$47.6	$7,543.0	2.54%
Savings Certificates	16.8	2,689.0	2.53	21.1	2,018.2	4.20
Other Time	4.5	837.6	2.18	5.6	527.8	4.23
Non-U.S. Offices - Interest-Bearing	25.0	30,559.4	.33	272.5	34,039.9	3.22

Total - Interest- Bearing Deposits	65.4	43,739.7	.61	346.8	44,128.9	3.16
Short-Term Borrowings	2.8	6,630.9	.17	27.5	3,748.2	2.96
Senior Notes	8.6	1,044.1	3.34	9.3	657.8	5.63
Long-Term Debt	38.4	3,250.4	4.79	36.6	2,687.6	5.46
Floating Rate Capital Debt	1.5	276.7	2.20	3.4	276.6	4.94

Total Interest-Related Funds	116.7	54,941.8	.86	423.6	51,499.1	3.31

Interest Rate Spread	—	—	1.50%	—	—	1.34%
Noninterest-Bearing Deposits	—	12,394.6	—	—	8,643.6	—
Other Liabilities	—	3,343.2	—	—	3,343.0	—
Stockholders’ Equity	—	6,675.9	—	—	4,606.7	—

Total Liabilities and Stockholders’ Equity	—	$77,355.5	—	—	$68,092.4	—

Net Interest Income/Margin (FTE Adjusted)	$287.7	—	1.68%	$266.1	—	1.79%

Net Interest Income/Margin (Unadjusted)	$277.1	—	1.62%	$253.5	—	1.71%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2009/2008
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$114.7	$(400.0)	$(285.3)
Interest-Related Funds	30.9	(337.8)	(306.9)

Net Interest Income (FTE)	$83.8	$(62.2)	$21.6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 41 of this document.

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

The information called for by this item is incorporated herein by reference to Note 18 titled “Contingent Liabilities” beginning on page 20 of this Form 10-Q.

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

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1-31, 2009	13,856	$56.16	13,856
February 1-28, 2009	50,752	56.13	50,752
March 1-31, 2009	46,105	57.83	46,105

Total (First Quarter)	110,713	$56.84	110,713	7,450,627

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Northern Trust Corporation was held on April 21, 2009 for the purposes of (i) electing 14 Directors to hold office until the next annual meeting of stockholders, (ii) ratifying the appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2009 fiscal year, and (iii) considering and acting upon a proposal relating to an advisory (non-binding) vote on executive compensation. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees.

All of management’s nominees for Director as named in the proxy statement were elected by the votes set forth in the table below. Each nominee received no fewer than 187,071,317 votes, which amounted to 93.41% of the shares voted and more than a majority of the shares present and voting as required for election. There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD
Linda Walker Bynoe	191,076,051	9,183,139
Nicholas D. Chabraja	195,242,552	5,016,638
Susan Crown	190,529,318	9,729,872
Dipak C. Jain	199,138,576	1,120,614
Arthur L. Kelly	195,911,543	4,347,647
Robert C. McCormack	196,660,741	3,598,449
Edward J. Mooney	187,071,317	13,187,873
William A. Osborn	196,528,060	3,731,130
John W. Rowe	189,788,975	10,470,215
Harold B. Smith	194,462,539	5,796,651
William D. Smithburg	190,007,860	10,251,330
Enrique J. Sosa	199,267,495	991,695
Charles A. Tribbett III	195,160,920	5,098,270
Frederick H. Waddell	196,669,051	3,590,139

The appointment of KPMG LLP as the Corporation’s independent registered public accounting firm for the 2009 fiscal year (the “Appointment”) was ratified as follows: 197,213,640 votes were cast “FOR” ratification of the Appointment, 2,711,950 votes were cast “AGAINST” ratification of the Appointment, and 333,600 shares abstained from voting on this matter. There were no broker non-votes on this matter.

The proposal relating to an advisory (non-binding) vote on executive compensation (the “Say-on-Pay Proposal”) was approved as follows: 188,233,885 votes were cast “FOR” the Say-on-Pay Proposal, 11,004,987 votes were cast “AGAINST” the Say-on-Pay Proposal, and 1,020,318 shares abstained from voting on this matter. There were no broker non-votes on this matter.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts:

(i)	Form of 2009 Stock Option Terms and Conditions.

(ii)	Form of 2009 Stock Unit Award Terms and Conditions.

(iii)	Form of Non-Solicitation Agreement and Confidentiality Agreement.

(iv)	Northern Trust Corporation Severance Plan, as Amended and Restated effective as of January 1, 2009.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Edited version of the remarks delivered by Frederick H. Waddell, President and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 24, 2009	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief
Financial Officer

Date: April 24, 2009	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts:

	(i)	Form of 2009 Stock Option Terms and Conditions.

	(ii)	Form of 2009 Stock Unit Award Terms and Conditions.

	(iii)	Form of Non-Solicitation Agreement and Confidentiality Agreement.

	(iv)	Northern Trust Corporation Severance Plan, as Amended and Restated effective as of January 1, 2009.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

	(i)	Edited version of the remarks delivered by Frederick H. Waddell, President and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 21, 2009.