Form 10-Q
period 2009-06-30
NORTHERN TRUST CORP
filed 2009-07-29
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

241,402,594 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2009)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2009	December 31 2008	June 30 2008
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$2,531.3	$2,648.2	$5,651.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,074.8	169.0	2,921.2
Time Deposits with Banks	16,054.9	16,721.0	20,864.0
Federal Reserve Deposits and Other Interest-Bearing	2,984.0	9,403.8	21.4
Securities
Available for Sale	16,345.6	14,414.4	10,588.7
Held to Maturity (Fair value - $1,177.2 at June 2009, $1,156.1 at Dec. 2008, and $1,137.8 at June 2008)	1,164.6	1,154.1	1,136.3
Trading Account	4.7	2.3	11.7

Total Securities	17,514.9	15,570.8	11,736.7

Loans and Leases
Commercial and Other	18,288.8	20,374.0	19,013.4
Residential Mortgages	10,738.3	10,381.4	9,664.5

Total Loans and Leases (Net of unearned income - $504.6 at June 2009, $539.5 at December 2008, and $571.4 at June 2008)	29,027.1	30,755.4	28,677.9

Reserve for Credit Losses Assigned to Loans and Leases	(297.3)	(229.1)	(172.5)
Buildings and Equipment	548.1	506.6	493.0
Client Security Settlement Receivables	1,162.8	709.3	935.4
Goodwill	405.3	389.4	425.4
Other Assets	4,039.3	5,409.2	3,252.8

Total Assets	$75,045.2	$82,053.6	$74,806.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$8,040.7	$11,823.6	$8,506.5
Savings and Money Market	11,375.6	9,079.2	7,835.9
Savings Certificates	2,946.1	2,606.8	1,997.3
Other Time	1,142.1	801.6	573.3
Non U.S. Offices - Noninterest-Bearing	2,816.9	2,855.7	5,497.6
- Interest-Bearing	27,259.2	35,239.5	35,863.7

Total Deposits	53,580.6	62,406.4	60,274.3
Federal Funds Purchased	5,028.8	1,783.5	1,061.0
Securities Sold Under Agreements to Repurchase	700.0	1,529.1	1,210.2
Other Borrowings	1,354.9	736.7	585.1
Senior Notes	1,554.4	1,052.6	653.4
Long-Term Debt	3,133.2	3,293.4	2,788.7
Floating Rate Capital Debt	276.7	276.7	276.6
Other Liabilities	3,287.9	4,585.8	2,993.5

Total Liabilities	68,916.5	75,664.2	69,842.8

Stockholders’ Equity
Preferred Stock - Series B (Net of discount- $74.7)	—	1,501.3	—
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 241,402,594 shares at June 2009, 223,263,132 shares at December 2008 and 221,046,920 shares at June 2008	408.6	379.8	379.8
Additional Paid-In Capital	965.2	178.5	94.2
Retained Earnings	5,323.5	5,091.2	5,032.2
Accumulated Other Comprehensive Income (Loss)	(353.4)	(494.9)	(148.4)
Treasury Stock - (at cost, 3,768,930 shares at June 2009, 4,658,392 shares at December 2008, and 6,874,604 shares at June 2008)	(215.2)	(266.5)	(393.7)

Total Stockholders’ Equity	6,128.7	6,389.4	4,964.1

Total Liabilities and Stockholders’ Equity	$75,045.2	$82,053.6	$74,806.9

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$601.4	$645.1	$1,012.1	$1,171.9
Foreign Exchange Trading Income	134.3	126.6	265.4	239.8
Security Commissions and Trading Income	16.8	20.4	33.6	38.2
Treasury Management Fees	21.8	18.4	42.2	35.8
Gain on Visa Share Redemption	—	—	—	167.9
Other Operating Income	28.2	34.8	65.3	66.6
Security Gains and (Losses), including Other-Than-Temporary-Impairment (OTTI) Losses, net	(79.6)	—	(79.2)	5.0
Less: OTTI Recognized in Other Comprehensive Income	62.1	—	62.1	—

Total Investment Securities Gains (Losses), net	(17.5)	—	(17.1)	5.0

Total Noninterest Income	785.0	845.3	1,401.5	1,725.2

Net Interest Income
Interest Income	354.7	588.9	748.5	1,266.0
Interest Expense	104.5	352.8	221.2	776.4

Net Interest Income	250.2	236.1	527.3	489.6
Provision for Credit Losses	60.0	10.0	115.0	30.0

Net Interest Income after Provision for Credit Losses	190.2	226.1	412.3	459.6

Noninterest Expenses
Compensation	288.1	306.0	546.4	592.2
Employee Benefits	61.7	62.7	127.5	120.0
Outside Services	102.1	106.2	197.8	200.1
Equipment and Software Expense	61.2	56.9	122.9	111.1
Occupancy Expense	40.4	39.7	82.2	81.1
Visa Indemnification Charges	—	—	—	(76.1)
Other Operating Expenses	(50.8)	71.8	19.4	150.2

Total Noninterest Expenses	502.7	643.3	1,096.2	1,178.6

Income before Income Taxes	472.5	428.1	717.6	1,006.2
Provision for Income Taxes	158.3	212.5	241.6	405.4

Net Income	$314.2	$215.6	$476.0	$600.8

Net Income Applicable to Common Stock	$226.1	$215.6	$364.9	$600.8

Per Common Share
Net Income - Basic	$.95	$.97	$1.58	$2.70
- Diluted	.95	.96	1.57	2.66
Cash Dividends Declared	.28	.28	.56	.56

Average Number of Common Shares Outstanding - Basic	235,455,068	220,603,902	229,439,676	220,462,104
- Diluted	236,346,486	223,868,529	230,407,045	223,698,770

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)		NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Net Income	$314.2	$215.6	$476.0	$600.8
April 1 Adjustment for Cumulative Effect of Applying FSP FAS 115-2 and 124-2	(9.5)	—	(9.5)	—
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Security OTTI Losses Recognized in Other Comprehensive Income	(62.1)	—	(62.1)	—
Other Unrealized Gains (Losses) on Securities, net	146.2	(10.7)	188.5	(69.4)
Unrealized Gains (Losses) on Cash Flow Hedge Designations, net	11.0	2.3	17.8	(.5)
Foreign Currency Translation Adjustments	4.8	(5.9)	1.3	7.3
Pension and Other Postretirement Benefit Adjustments	2.3	2.7	5.5	4.5

Other Comprehensive Income (Loss)	102.2	(11.6)	151.0	(58.1)

Comprehensive Income	$406.9	$204.0	$617.5	$542.7

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2009	2008
Preferred Stock
Balance at January 1	$1,501.3	$—
Redemption of Preferred Stock, Series B	(1,576.0)	—
Discount Accretion - Preferred Stock	74.7	—

Balance at June 30	—	—

Common Stock
Balance at January 1	379.8	379.8
Issuance of Common Stock	28.8	—

Balance at June 30	408.6	379.8
Additional Paid-in Capital
Balance at January 1	178.5	69.1
Common Stock Issuance	805.3	—
Treasury Stock Transaction - Stock Options and Awards	(28.4)	(14.4)
Stock Options and Awards - Amortization	6.3	25.9
Stock Options and Awards - Tax Benefits	3.5	13.6

Balance at June 30	965.2	94.2

Retained Earnings
Balance at January 1	5,091.2	4,556.2
April 1 Adjustment for the Cumulative Effect of Applying FSP FAS 115-2 and 124-2	9.5	—
Net Income	476.0	600.8
Dividends Declared - Common Stock	(131.9)	(124.8)
Dividends Declared - Preferred Stock	(46.6)	—
Discount Accretion - Preferred Stock	(74.7)	—

Balance at June 30	5,323.5	5,032.2

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(494.9)	(90.3)
April 1 Adjustment for the Cumulative Effect of Applying FSP FAS 115-2 and 124-2	(9.5)	—
Other Comprehensive Income (Loss)	151.0	(58.1)

Balance at June 30	(353.4)	(148.4)

Treasury Stock
Balance at January 1	(266.5)	(405.7)
Stock Options and Awards	62.4	78.9
Stock Purchased	(11.1)	(66.9)

Balance at June 30	(215.2)	(393.7)

Total Stockholders’ Equity at June 30	$6,128.7	$4,964.1

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2009	2008
Cash Flows from Operating Activities:
Net Income	476.0	600.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	115.0	30.0
Client Support-Related Charges	(130.1)	—
Depreciation on Buildings and Equipment	45.7	41.5
Amortization of Computer Software	60.7	52.8
Investment Security (Gains) Losses, net	17.1	—
Amortization of Intangibles	7.9	9.4
Decrease in Receivables	68.8	18.6
Capital Support Agreement Payments	(66.7)	—
Decrease in Interest Payable	(10.0)	(25.0)
Amortization and Accretion of Securities and Unearned Income	(16.9)	(1.0)
Excess Tax Benefits from Stock Incentive Plans	(3.5)	(13.6)
Net Increase in Trading Account Securities	(2.4)	(8.6)
Visa Indemnification Charges	—	(76.1)
Other Operating Activities, net	(218.4)	(56.9)

Net Cash Provided by Operating Activities	343.2	571.9

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(905.8)	869.5
Net Decrease in Time Deposits with Banks	666.1	396.0
Net Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	6,419.8	0.1
Purchases of Securities-Held to Maturity	(115.6)	(92.7)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	108.0	105.5
Purchases of Securities-Available for Sale	(7,739.0)	(8,019.7)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	5,988.2	5,073.7
Net (Increase) Decrease in Loans and Leases	1,709.9	(3,344.5)
Purchases of Buildings and Equipment, net	(87.3)	(42.6)
Purchases and Development of Computer Software	(95.4)	(106.9)
Net Increase in Client Security Settlement Receivables	(453.5)	(372.3)
Other Investing Activities, net	333.7	74.9

Net Cash Provided by (Used in) Investing Activities	5,829.1	(5,459.0)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(8,825.8)	9,061.2
Net Increase (Decrease) in Federal Funds Purchased	3,245.3	(404.8)
Net Decrease in Securities Sold under Agreements to Repurchase	(829.1)	(553.4)
Net Increase (Decrease) in Short-Term Other Borrowings	424.5	(1,485.3)
Proceeds from Term Federal Funds Purchased	7,354.0	75.7
Repayments of Term Federal Funds Purchased	(7,160.0)	(113.7)
Proceeds from Senior Notes & Long-Term Debt	500.0	663.1
Repayments of Senior Notes & Long-Term Debt	(139.0)	(556.7)
Treasury Stock Purchased	(8.0)	(62.8)
Net Proceeds from Stock Options	30.9	56.9
Excess Tax Benefits from Stock Incentive Plans	3.5	13.6
Cash Dividends Paid on Common Stock	(125.1)	(123.5)
Proceeds from Common Stock Issuance	834.5	—
Cash Dividends Paid on Preferred Stock	(46.6)	—
Redemption of Preferred Stock - Series B	(1,576.0)	—
Other Financing Activities, net	(4.5)	3.7

Net Cash Provided by (Used in) Financing Activities	(6,321.4)	6,574.0

Effect of Foreign Currency Exchange Rates on Cash	32.2	43.1

Decrease in Cash and Due from Banks	(116.9)	1,730.0
Cash and Due from Banks at Beginning of Year	2,648.2	3,921.6

Cash and Due from Banks at End of Period	2,531.3	5,651.6

Supplemental Disclosures of Cash Flow Information:
Interest Paid	231.2	801.4
Income Taxes Paid	189.4	160.4

Notes to Consolidated Financial Statements

1. Basis of Presentation - The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2009 and 2008, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through July 29, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders.

2. Recent Accounting Pronouncements - In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” SFAS No. 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of SFAS No. 165 as of June 30, 2009 had no impact on Northern Trust’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. Northern Trust is currently assessing the impact of the adoption of SFAS No. 166 on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes required by SFAS No. 166 on FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. Northern Trust is currently assessing the impact of the adoption of SFAS No. 167 on its consolidated financial position and results of operations.

Notes to Consolidated Financial Statements (continued)

In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” Upon the effective date of SFAS No. 168, the codification will become the sole source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009. Adoption of SFAS No. 168 as of September 30, 2009 is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations as it does not alter existing GAAP.

3. Fair Value Measurements - Fair Value Hierarchy. As of June 30, 2009, Northern Trust adopted the FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The adoption of FSP FAS 157-4 as of June 30, 2009 did not have a material effect on Northern Trust’s financial position or results of operations.

As of June 30, 2009, Northern Trust adopted the FASB Staff Position No.107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), which requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Effective June 30, 2009, the required disclosures have been provided within this Note.

The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. The hierarchy of valuation inputs (Levels 1, 2, and 3) is based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available.

Level 1. Quoted, active market prices for identical assets or liabilities.

Northern Trust’s Level 1 assets and liabilities include available for sale investments in U.S. treasury securities, seed investments for the development of managed fund products consisting of common stock and securities sold but not yet purchased, and U.S. treasury securities held to fund employee benefit and deferred compensation obligations.

Level 2. Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.

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

Level 2 assets and liabilities also include derivative contracts such as foreign exchange contracts, interest rate contracts, and credit default swap contracts that are valued using widely accepted models that incorporate inputs readily observable in actively quoted markets and do not require significant judgment. Inputs to these models reflect the contractual terms of the contracts and, based on the type of instrument, can include foreign exchange rates, interest rates, credit spreads, and volatility inputs. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of Northern Trust’s derivative instruments. The resulting valuation adjustments are not considered material. Level 2 other assets represent investments in mutual funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset values.

Level 3. Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 assets consist of auction rate securities purchased from Northern Trust clients. The lack of activity in the auction rate security market has limited the amount of observable market inputs to use in determining fair value. Therefore, Northern Trust has incorporated its own assumptions about future cash flows and appropriate discount rates adjusted for credit and liquidity factors. In developing these assumptions, Northern Trust incorporated the contractual terms of the securities, the types of collateral, any credit enhancements available, and relevant market data, where available. Northern Trust’s Level 3 liabilities include capital support agreements (Capital Support Agreements) with certain entities for which Northern Trust acts as investment advisor, which are discussed in further detail in Note 17. These agreements are valued based on an option pricing model which incorporates agreement-specific assumptions, the value of covered investments, and future volatility assumptions of underlying assets in the affected entities. Level 3 liabilities also include financial guarantees relating to standby letters of credit and a net estimated liability for Visa related indemnifications, discussed in further detail in Notes 18 and 13, respectively, the fair values of which are based on available market data and significant management judgment.

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by fair value level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities Fair Value
June 30, 2009
Securities
Available for Sale
U.S. Government	$40.8	$—	$—	$—	$40.8
Obligations of States and Political Subdivisions	—	31.4	—	—	31.4
Government Sponsored Agency	—	12,277.9	—	—	12,277.9
Corporate Debt	—	1,919.5	—	—	1,919.5
Residential Mortgage-Backed	—	342.8	—	—	342.8
Other Asset-Backed	—	955.9	—	—	955.9
Auction Rate	—	—	474.5	—	474.5
Other	—	302.8	—	—	302.8

Total	40.8	15,830.3	474.5	—	16,345.6

Trading Account	—	4.7	—	—	4.7

Total	40.8	15,835.0	474.5	—	16,350.3

Other Assets
Derivatives	—	4,495.0	—	(1,758.3)	2,736.7
All Other	64.5	30.1	—	—	94.6

Total	64.5	4,525.1	—	(1,758.3)	2,831.3

Total Assets at Fair Value	$105.3	$20,360.1	$474.5	$(1,758.3)	$19,181.6

Other Liabilities
Derivatives	$—	$4,262.9	$125.6	$(2,242.6)	$2,145.9
All Other	3.0	—	113.0	—	116.0

Total Liabilities at Fair Value	$3.0	$4,262.9	$238.6	$(2,242.6)	$2,261.9

December 31, 2008
Securities
Available for Sale
U.S. Government	$19.9	$—	$—	$—	$19.9
Obligations of States and Political Subdivisions	—	31.6	—	—	31.6
Government Sponsored Agency	—	11,261.4	—	—	11,261.4
Corporate Debt	—	739.5	—	—	739.5
Residential Mortgage-Backed	—	439.3	—	—	439.3
Other Asset-Backed	—	1,133.3	—	—	1,133.3
Auction Rate	—	—	453.1	—	453.1
Other	—	336.3	—	—	336.3

Total	19.9	13,941.4	453.1	—	14,414.4

Trading Account	—	2.3	—	—	2.3

Total	19.9	13,943.7	453.1	—	14,416.7

Other Assets
Derivatives	—	4,968.7	—	(1,649.0)	3,319.7
All Other	58.5	27.2	—	—	85.7

Total	58.5	4,995.9	—	(1,649.0)	3,405.4

Total Assets at Fair Value	$78.4	$18,939.6	$453.1	$(1,649.0)	$17,822.1

Other Liabilities
Derivatives	$—	$4,466.5	$314.1	$(1,649.0)	$3,131.6
All Other	3.3	—	104.2	—	107.5

Total Liabilities at Fair Value	$3.3	$4,466.5	$418.3	$(1,649.0)	$3,239.1

*	As permitted under FASB Interpretation No. 39, Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist. As of June 30, 2009, derivative assets and liabilities have been further reduced by $503.9 million and $988.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 asset and liabilities for the three and six months ended June 30, 2009 and 2008.

	Securities			Other Liabilities
	Available for Sale(1)			Derivatives(2)		All Other(3)
(In Millions)	2009		2008	2009	2008	2009	2008
Three Months Ended June 30
Fair Value at April 1	$476.3		$—	$(322.4)	$(8.7)	$(108.9)	$(86.4)
Realized and Unrealized Gains (Losses)
Included in Earnings	.5	(4)	—	130.1	(1.2)	2.0	3.5
Included in Other Comprehensive Income	9.8		—	—	—	—	—
Purchases, Sales, Issuances, and Settlements	(11.1)		—	66.7	—	(6.1)	(10.8)

Fair Value at June 30	$474.5		$—	$(125.6)	$(9.9)	$(113.0)	$(93.7)

Six Months Ended June 30
Fair Value at January 1	$453.1		$—	$(314.1)	$—	$(104.2)	$(162.9)
Realized and Unrealized Gains (Losses)
Included in Earnings	2.7	(4)	—	121.8	(9.9)	3.8	80.0
Included in Other Comprehensive Income	35.3		—	—	—	—	—
Purchases, Sales, Issuances, and Settlements	(11.2)		—	66.7	—	(12.6)	(10.8)

Fair Value at June 30	$474.5		$—	$(125.6)	$(9.9)	$(113.0)	$(93.7)

(1)	Amounts reflect changes in the fair value of auction rate securities.

(2)	Amounts reflect changes in the fair value of the Capital Support Agreements.

(3)	Amounts reflect changes in the fair value of standby letters of credit and the net estimated liability for Visa related indemnifications.

(4)	Represents gains realized on the redemptions of auction rate securities by the issuers that are included in the income statement within investment security gains (losses), net.

Realized and unrealized gains and losses related to Level 3 other liabilities are included in other operating income or expense. Of the total realized and unrealized gains and losses included in earnings for the three and six months ended June 30, 2009, net gains of $38.2 million and $29.9 million, respectively, relating to the valuation of the Corporation’s estimated liability under the Capital Support Agreements held at June 30, 2009 were unrealized.

Impaired loans whose valuation was determined based on available collateral are classified as nonrecurring Level 3 assets. During the three and six months ended June 30, 2009, respectively, Northern Trust provided an additional $12.1 million and $29.9 million in specific reserves for credit losses to adjust loans to their total estimated fair value of $21.0 million and $39.6 million. Reserves were based on the fair value of the loans’ collateral as supported by third party appraisals, discounted to reflect management’s judgment as to the realizable value of the collateral.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments. SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” as amended by FSP FAS 107-1, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate fair value. SFAS No. 107 excludes from its scope nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values that add value to Northern Trust. Accordingly, the fair value disclosures presented below provide only a partial estimate of the fair value of Northern Trust. Financial instruments recorded at fair value on Northern Trust’s consolidated balance sheet have been discussed above. The following methods and assumptions were used in estimating the fair values of the financial instruments not carried at fair value.

Held to Maturity Securities. The fair values of held to maturity securities are modeled by external pricing vendors or, in limited cases, modeled internally, using a discounted cash flow approach that incorporates current market yield curves and assumptions regarding anticipated prepayments and defaults.

Loans (excluding lease receivables). The fair values of one-to-four family residential mortgages were based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. The fair values of the remainder of the loan portfolio were estimated using a discounted cash flow method in which the interest component of the discount rate used was the rate at which Northern Trust would have originated the loan had it been originated as of the date of the financial statement. The fair values of all loans were adjusted to reflect current assessments of loan collectibility.

Savings Certificates, Other Time, and Non-U.S. Offices Interest-Bearing Deposits. The fair values of these instruments were estimated using a discounted cash flow method that incorporated market interest rates.

Senior Notes, Subordinated Debt, Federal Home Loan Bank Borrowings, and Floating Rate Capital Debt. Fair values were based on quoted market prices, when available. If quoted market prices were not available, fair values were based on quoted market prices for comparable instruments.

Financial Guarantees and Loan Commitments. The fair values of financial guarantees and loan commitments represent the amount of unamortized fees on these instruments.

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; money market assets (includes federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets); customers’ acceptance liability; client security settlement receivables; federal funds purchased; securities sold under agreements to repurchase; other borrowings (includes Treasury Investment Program balances, term federal funds purchased, and other short-term borrowings); and liability on acceptances. The fair values required to be disclosed for demand, noninterest-bearing, savings, and money market deposits pursuant to SFAS No. 107 must equal the amounts disclosed in the consolidated balance sheet, even though such deposits are typically priced at a premium in banking industry consolidations.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the book and fair values of financial instruments.

	June 30, 2009		December 31, 2008
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
ASSETS
Cash and Due from Banks	$2,531.3	$2,531.3	$2,648.2	$2,648.2
Money Market Assets	20,113.7	20,113.7	26,293.8	26,293.8
Securities:
Available for Sale	16,345.6	16,345.6	14,414.4	14,414.4
Held to Maturity	1,164.6	1,177.2	1,154.1	1,156.1
Trading Account	4.7	4.7	2.3	2.3
Loans (excluding Leases)
Held to Maturity	27,731.5	27,821.3	29,378.4	29,506.0
Held for Sale	17.1	17.1	7.3	7.3
Client Security Settlement Receivables	1,162.8	1,162.8	709.3	709.3
LIABILITIES
Deposits:
Demand, Noninterest-Bearing, and Savings and Money Market	22,233.2	22,233.2	23,758.5	23,758.5
Savings Certificates, Other Time and Foreign Offices Time	31,347.4	31,385.9	38,647.9	38,676.4
Federal Funds Purchased	5,028.8	5,028.8	1,783.5	1,783.5
Securities Sold under Agreements to Repurchase	700.0	700.0	1,529.1	1,529.1
Other Borrowings	1,354.9	1,354.9	736.7	736.7
Senior Notes	1,554.4	1,577.2	1,052.6	998.4
Long Term Debt:
Subordinated Debt	1,345.6	1,312.3	1,365.7	1,277.6
Federal Home Loan Bank Borrowings	1,778.7	1,851.3	1,917.7	1,942.2
Floating Rate Capital Debt	276.7	126.8	276.7	208.8
Financial Guarantees	238.5	238.5	418.3	418.3
Loan Commitments	27.5	27.5	19.9	19.9
DERIVATIVE INSTRUMENTS
Asset/Liability Management:
Foreign Exchange Contracts
Assets	85.7	85.7	103.0	103.0
Liabilities	80.1	80.1	121.9	121.9
Interest Rate Swap Contracts
Assets	102.2	102.2	170.2	170.2
Liabilities	12.1	12.1	31.8	31.8
Credit Default Swaps
Assets	1.3	1.3	38.4	38.4
Liabilities	.6	.6	.3	.3
Client-Related and Trading:
Foreign Exchange Contracts
Assets	4,180.5	4,180.5	2,931.8	2,931.8
Liabilities	4,046.2	4,046.2	2,591.1	2,591.1
Interest Rate Swap Contracts
Assets	124.8	124.8	190.7	190.7
Liabilities	123.4	123.4	184.9	184.9
Interest Rate Option Contracts
Assets	.5	.5	.3	.3
Liabilities	.5	.5	.3	.3

Notes to Consolidated Financial Statements (continued)

4. Securities - The following table summarizes the book and fair values of securities.

	June 30, 2009		December 31, 2008		June 30, 2008
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$40.8	$40.8	$19.9	$19.9	$20.2	$20.2
Obligations of States and Political Subdivisions	31.4	31.4	31.6	31.6	31.7	31.7
Government Sponsored Agency	12,277.9	12,277.9	11,261.4	11,261.4	8,231.0	8,231.0
Corporate Debt	1,919.5	1,919.5	739.5	739.5	129.7	129.7
Residential Mortgage-Backed	342.0	342.0	439.3	439.3	633.6	633.6
Other Asset-Backed	956.7	956.7	1,133.3	1,133.3	1,234.6	1,234.6
Auction Rate	474.5	474.5	453.1	453.1	—	—
Other	302.8	302.8	336.3	336.3	307.9	307.9

Subtotal	16,345.6	16,345.6	14,414.4	14,414.4	10,588.7	10,588.7

Held to Maturity
Obligations of States and Political Subdivisions	740.8	770.5	791.2	819.3	804.9	821.9
Government Sponsored Agency	77.8	79.0	55.0	56.1	12.3	12.2
Other	346.0	327.7	307.9	280.7	319.1	303.7

Subtotal	1,164.6	1,177.2	1,154.1	1,156.1	1,136.3	1,137.8

Trading Account	4.7	4.7	2.3	2.3	11.7	11.7

Total Securities	$17,514.9	$17,527.5	$15,570.8	$15,572.8	$11,736.7	$11,738.2

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$40.8	$—	$—	$40.8
Obligations of States and Political Subdivisions	30.5	1.1	.2	31.4
Government Sponsored Agency	12,236.9	55.6	14.6	12,277.9
Corporate Debt	1,915.2	8.6	4.3	1,919.5
Residential Mortgage-Backed	535.9	—	193.9	342.0
Other Asset-Backed	969.9	.1	13.3	956.7
Auction Rate	458.0	19.8	3.3	474.5
Other	302.8	—	—	302.8

Total	$16,490.0	$85.2	$229.6	$16,345.6

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	June 30, 2009
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$740.8	$30.4	$.7	$770.5
Government Sponsored Agency	77.8	1.6	.4	79.0
Other	346.0	.1	18.4	327.7

Total	$1,164.6	$32.1	$19.5	$1,177.2

Notes to Consolidated Financial Statements (continued)

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$19.8	$.1	$—	$19.9
Obligations of States and Political Subdivisions	30.5	1.1	—	31.6
Government Sponsored Agency	11,256.4	37.7	32.7	11,261.4
Corporate Debt	743.7	0.9	5.0	739.6
Residential Mortgage-Backed	638.3	1.7	200.7	439.3
Other Asset-Backed	1,241.0	—	107.7	1,133.3
Auction Rate	467.0	—	13.9	453.1
Other	336.2	—	—	336.2

Total	$14,732.9	$41.5	$360.0	$14,414.4

Reconciliation of Book Values to Fair Values of Securities Held to Maturity	December 31, 2008
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$791.2	$28.6	$.5	$819.3
Government Sponsored Agency	55.0	1.1	—	56.1
Other	307.9	.2	27.4	280.7

Total	$1,154.1	$29.9	$27.9	$1,156.1

The following table provides the remaining maturity of securities as of June 30, 2009.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,578.0	$8,538.4
Due After One Year Through Five Years	6,917.6	6,872.1
Due After Five Years Through Ten Years	445.4	416.3
Due After Ten Years	549.0	518.8

Total	$16,490.0	$16,345.6

Held to Maturity
Due in One Year or Less	$133.6	$133.2
Due After One Year Through Five Years	435.1	441.9
Due After Five Years Through Ten Years	513.7	526.8
Due After Ten Years	82.2	75.3

Total	$1,164.6	$1,177.2

Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following table provides information regarding securities at June 30, 2009 that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Securities with Unrealized Losses as of June 30, 2009 (In Millions)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$16.9	$.4	$10.9	$.5	$27.8	$.9
Government Sponsored Agency	1,639.2	5.8	1,239.4	9.2	2,878.6	15.0
Corporate Debt	871.9	4.3	—	—	871.9	4.3
Residential Mortgage-Backed	24.9	19.9	317.1	174.0	342.0	193.9
Other Asset-Backed	138.6	1.2	746.6	12.1	885.2	13.3
Auction Rate	22.6	3.3	—	—	22.6	3.3
Other	33.3	7.4	30.3	11.0	63.6	18.4

Total	$2,747.4	$42.3	$2,344.3	$206.8	$5,091.7	$249.1

As of June 30, 2009, 263 securities with a combined fair value of $5.1 billion were in an unrealized loss position. Of the total $249.1 million of unrealized losses at June 30, 2009, the majority reflects the impact of credit and liquidity spreads on the valuations of residential mortgage-backed securities with unrealized losses totaling $193.9 million. These unrealized losses represent approximately 14% of the total amortized cost of asset-backed securities with unrealized losses at June 30, 2009. Of these, 7 securities with an unrealized loss of $19.9 million have been at a loss for less than 12 months. The remaining 30 securities with an unrealized loss of $174.0 million have been at a loss for more than 12 months. Residential mortgage-backed and other asset-backed securities held at June 30, 2009 were predominantly floating rate, with average lives less than 5 years, and 81% were rated triple-A, 4% were rated double-A and the remaining 15% were rated below double-A. Asset-backed securities rated below double-A had a total amortized cost and fair value of $352.6 million and $198.9 million, respectively, and were comprised primarily of sub-prime and Alt-A residential mortgage-backed securities.

The majority of the unrealized losses of $18.4 million in other securities relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $15.0 million related to government sponsored agency securities are primarily attributable to reduced market liquidity. Unrealized losses of $4.3 million within corporate debt securities primarily reflect the widening of credit spreads and 94% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $3.3 million related to auction rate securities primarily reflect reduced market liquidity as a

Notes to Consolidated Financial Statements (continued)

majority of auctions continue to fail preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2009 are attributable to changes in overall market interest rates, increased credit spreads, and reduced market liquidity.

Securities with Unrealized Losses as of December 31, 2008	Less Than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$13.0	$.2	$3.6	$.3	$16.6	$.5
Government Sponsored Agency	4,956.5	26.9	160.9	5.8	5,117.4	32.7
Corporate Debt	271.3	3.5	23.4	1.5	294.7	5.0
Residential Mortgage-Backed	56.8	11.6	379.4	189.1	436.2	200.7
Other Asset-Backed	471.8	35.5	661.5	72.2	1,133.3	107.7
Auction Rate	445.8	13.9	—	—	445.8	13.9
Other	7.4	7.1	28.3	20.3	35.7	27.4

Total	$6,222.6	$98.7	$1,257.1	$289.2	$7,479.7	$387.9

Effective April 1, 2009, Northern Trust adopted FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary-Impairments” (FSP FAS 115-2). FSP FAS 115-2 modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS
115-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements.

Notes to Consolidated Financial Statements (continued)

As a result of adopting this guidance, Northern Trust recorded a cumulative effect adjustment of $9.5 million (after-tax) as of April 1, 2009 to reclassify the non-credit portion of previously recognized other-than-temporary-impairment losses from retained earnings to accumulated other comprehensive income. Additionally, $62.1 million (pre-tax) of non-credit related losses were recognized in other comprehensive income related to residential mortgage-backed securities. Previously, these losses would have been recorded in earnings.

Security impairment reviews are conducted at least quarterly to identify and evaluate securities that have indications of possible other-than-temporary impairment. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. For each security meeting the requirements of our internal screening process, an extensive review is conducted to determine if other-than-temporary impairment has occurred.

While all securities are considered, the securities primarily impacted by the other-than-temporary impairment testing are residential mortgage-backed securities. To determine if an unrealized loss on a mortgage-backed security, including a residential mortgage-backed security, is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, an other-than-temporary impairment loss is recorded equal to the difference between the two amounts.

The factors used in developing the expected loss on mortgage backed securities vary by year of origination and type of collateral. The expected loss on our sub prime and Alt-A portfolios was developed using default roll rates ranging from 2% to 25% for underlying assets that are current and 30% to 90% for underlying assets that are 30-90 days past due as to principal and interest payments. Severities were assumed ranging from 45% to 70% for underlying assets that may ultimately end up in default. During the second quarter 2009, performance metrics specific to subprime and Alt-A loans deteriorated and losses totaling $18.0 million were recognized in connection with the other-than-temporary impairment credit losses of eight residential mortgage-backed securities.

Notes to Consolidated Financial Statements (continued)

Credit Losses on Debt Securities. The table below provides information regarding credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

(In Millions)	Three Months Ended June 30, 2009
Cumulative Credit-Related Losses on Securities - Beginning of Period	$46.2
Plus: Losses on Newly Identified Impairments	13.7
Additional Losses on Previously Identified Impairments	4.3

Cumulative Credit-Related Losses on Securities - End of Period	$64.2

5. Loans and Leases - Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2009	December 31, 2008	June 30, 2008
U.S.
Residential Real Estate	$10,738.3	$10,381.4	$9,664.5
Commercial	7,322.4	8,253.6	7,453.1
Commercial Real Estate	3,118.5	3,014.0	2,661.2
Personal	4,790.6	4,766.7	4,302.7
Other	1,136.4	1,404.2	1,188.7
Lease Financing	983.3	1,143.8	1,114.6

Total U.S.	28,089.5	28,963.7	26,384.8
Non-U.S.	937.6	1,791.7	2,293.1

Total Loans and Leases	$29,027.1	$30,755.4	$28,677.9
Reserve for Credit Losses Assigned to Loans and Leases	(297.3)	(229.1)	(172.5)

Net Loans and Leases	$28,729.8	$30,526.3	$28,505.4

Other U.S. loans and non-U.S. loans included $1.5 billion at June 30, 2009, $1.9 billion at December 31, 2008, and $2.3 billion at June 30, 2008 of short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

Notes to Consolidated Financial Statements (continued)

The following table shows outstanding amounts of nonperforming and impaired loans as of June 30, 2009, December 31, 2008 and June 30, 2008.

(In Millions)	June 30, 2009	December 31, 2008	June 30, 2008
Nonperforming Loans	$227.9	$96.7	$30.1

Nonperforming Loans Classified as Impaired:
Impaired Loans with Reserves	$100.1	$31.5	$12.3
Impaired Loans without Reserves*	119.7	54.1	10.0

Total Impaired Loans	$219.8	$85.6	$22.3
Reserves for Impaired Loans	$39.7	$15.5	$5.7
Average Balance of Impaired Loans During the Period	$176.2	$31.5	$19.8

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.

At June 30, 2009, residential real estate loans totaling $17.1 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $44.6 million at June 30, 2009. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At June 30, 2009, legally binding commitments to extend credit totaled $26.0 billion compared with $25.4 billion at December 31, 2008, and $24.2 billion at June 30, 2008.

6. Reserve for Credit Losses - Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Balance at Beginning of Period	$303.3	$177.8	$251.1	$160.2
Charge-Offs	(45.0)	(4.9)	(50.4)	(7.6)
Recoveries	.3	.2	3.0	.5

Net Charge-Offs	(44.7)	(4.7)	(47.4)	(7.1)
Provision for Credit Losses	60.0	10.0	115.0	30.0
Effect of Foreign Exchange Rates	.5	—	.4	—

Balance at End of Period	$319.1	$183.1	$319.1	$183.1

Reserve for Credit Losses Assigned to:
Loans and Leases	$297.3	$172.5	$297.3	$172.5
Unfunded Commitments and Standby Letters of Credit	21.8	10.6	21.8	10.6

Total Reserve for Credit Losses	$319.1	$183.1	$319.1	$183.1

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

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets - Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $22.8 billion on June 30, 2009, $23.6 billion on December 31, 2008 and $18.5 billion on June 30, 2008. Included in the June 30, 2009 pledged assets were securities available for sale of $698.9 million that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2009, December 31, 2008, and June 30, 2008 was $124.3 million, $32.4 million, and $468.8 million, respectively. There was no repledged collateral at June 30, 2009, December 31, 2008, or June 30, 2008.

8. Goodwill and Other Intangibles - The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at June 30, 2009, December 31, 2008, and June 30, 2008.

(In Millions)	June 30, 2009	December 31, 2008	June 30, 2008
Corporate and Institutional Services	$338.4	$322.6	$364.5
Personal Financial Services	66.9	66.8	60.9

Total Goodwill	$405.3	$389.4	$425.4

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at June 30, 2009, December 31, 2008, and June 30, 2008, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	June 30, 2009	December 31, 2008	June 30, 2008
Gross Carrying Amount	$158.0	$153.4	$174.6
Accumulated Amortization	88.1	80.2	81.2

Net Book Value	$69.9	$73.2	$93.4

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.0 million and $4.5 million for the quarters ended June 30, 2009 and 2008, respectively, and $7.9 million and $9.4 million for the six months ended June 30, 2009 and 2008, respectively. Amortization for the remainder of 2009 and for the years 2010, 2011, 2012, and 2013 is estimated to be $8.6 million, $14.8 million, $11.2 million, $10.9 million and $10.7 million, respectively.

9. Business Units - The tables on page 43, reflecting the earnings contribution of Northern Trust’s business units for the three and six month periods ended June 30, 2009 and 2008, are incorporated by reference.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) - The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2009 and 2008, and changes during the three and six months then ended.

	Beginning Balance (Net of Tax)	Period Change		Ending Balance (Net of Tax)
(In Millions)		Pre-Tax Amount	Tax Effect
Three Months Ended June 30, 2009
Unrealized Gains (Losses) on Securities Available for Sale	$(170.6)	$115.9	$(42.5)	$(97.2)
Cumulative Effect of Applying FSP FAS 115-2	—	(15.0)	5.5	(9.5)
Less: Reclassification Adjustments	—	(16.9)	6.2	(10.7)

Net Unrealized Gains (Losses) on Securities Available for Sale	(170.6)	117.8	(43.2)	(96.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(13.9)	20.4	(7.5)	(1.0)
Less: Reclassification Adjustments		2.9	(1.0)	1.9

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(13.9)	17.5	(6.5)	(2.9)
Foreign Currency Translation Adjustments	9.3	(49.8)	54.6	14.1
Pension and Other Postretirement Benefit Adjustments	(270.9)	—	—	(270.9)
Less: Reclassification Adjustments	—	4.9	(2.6)	2.3

Total Pension and Other Postretirement Benefit Adjustments	(270.9)	4.9	(2.6)	(268.6)

Accumulated Other Comprehensive Income (Loss)	$(446.1)	$90.4	$2.3	$(353.4)

Three Months Ended June 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(87.4)	$(17.0)	$6.3	$(98.1)
Less: Reclassification Adjustments	—	—	—	—

Net Unrealized Gains (Losses) on Securities Available for Sale	(87.4)	(17.0)	6.3	(98.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(5. 8)	2.3	(.8)	(4.3)
Less: Reclassification Adjustments	—	(1.3)	.5	(.8)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(5.8)	3.6	(1.3)	(3.5)
Foreign Currency Translation Adjustments	34.4	(21.5)	15.6	28.5
Pension and Other Postretirement Benefit Adjustments	(78.0)	—	—	(78.0)
Less: Reclassification Adjustments	—	3.4	(.7)	2.7

Total Pension and Other Postretirement Benefit Adjustments	(78.0)	3.4	(.7)	(75.3)

Accumulated Other Comprehensive Income (Loss)	$(136.8)	$(31.5)	$19.9	$(148.4)

Six Months Ended June 30, 2009
Unrealized Gains (Losses) on Securities Available for Sale	$(212.9)	$182.9	$(67.1)	$(97.1)
Cumulative Effect of Applying FSP FAS 115-2	—	(15.0)	5.5	(9.5)
Less: Reclassification Adjustments	—	(16.7)	6.1	(10.6)

Net Unrealized Gains (Losses) on Securities Available for Sale	(212.9)	184.6	(67.7)	(96.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	39.4	(14.6)	4.1
Less: Reclassification Adjustments	—	11.0	(4.0)	7.0

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	28.4	(10.6)	(2.9)
Foreign Currency Translation Adjustments	12.8	(36.6)	37.9	14.1
Pension and Other Postretirement Benefit Adjustments	(274.1)	—	—	(274.1)
Less: Reclassification Adjustments	—	9.8	(4.3)	5.5

Total Pension and Other Postretirement Benefit Adjustments	(274.1)	9.8	(4.3)	(268.6)

Accumulated Other Comprehensive Income (Loss)	(494.9)	186.2	(44.7)	(353.4)

Six Months Ended June 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(28.7)	$(105.3)	$39.1	$(94.9)
Less: Reclassification Adjustments	—	5.0	(1.8)	3.2

Net Unrealized Gains (Losses) on Securities Available for Sale	(28.7)	(110.3)	40.9	(98.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.3)	1.6	(5.7)
Less: Reclassification Adjustments	—	(3.5)	1.3	(2.2)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(.8)	.3	(3.5)
Foreign Currency Translation Adjustments	21.2	(19.3)	26.6	28.5
Pension and Other Postretirement Benefit Adjustments	(79.8)	—	—	(79.8)
Less: Reclassification Adjustments	—	6.8	(2.3)	4.5

Total Pension and Other Postretirement Benefit Adjustments	(79.8)	6.8	(2.3)	(75.3)

Accumulated Other Comprehensive Income (Loss)	$(90.3)	$(123.6)	$65.5	$(148.4)

Notes to Consolidated Financial Statements (continued)

11. Earnings Per Common Share Computations - The computations of net income per common share are presented in the following table and reflect the adoption of FASB EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, on January 1, 2009.

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2009	2008	2009	2008
Basic Earnings Per Common Share
Average Number of Common Shares Outstanding	235,455,068	220,603,902	229,439,676	220,462,104
Net Income	$314.2	$215.6	$476.0	$600.8
Less: Dividends on Preferred Stock	16.7	—	36.4	—
Preferred Stock Discount Accretion	71.4	—	74.7	—

Net Income Applicable to Common Stock	226.1	215.6	364.9	600.8
Less: Earnings Allocated to Participating Securities	1.5	1.8	2.7	4.9

Earnings Allocated to Common Shares Outstanding	$224.6	$213.8	$362.2	$595.9
Basic Earnings Per Common Share	$.95	$.97	$1.58	$2.70

Diluted Earnings Per Common Share
Average Number of Common Shares Outstanding	235,455,068	220,603,902	229,439,676	220,462,104
Plus – Stock Option Dilution	891,418	3,264,627	967,369	3,236,666

Average Common and Potential Common Shares	236,346,486	223,868,529	230,407,045	223,698,770
Earnings Allocated to Common and Potential Common Shares	$224.6	$213.8	$362.2	$595.9
Diluted Earnings Per Common Share	$.95	$.96	$1.57	$2.66

Note: Common stock equivalents totaling 5,964,892 and 5,968,052 for the three and six months ended June 30, 2009, respectively, and 119,500 and 829,970 for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

12. Net Interest Income - The components of net interest income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Interest Income
Loans and Leases	$239.6	$266.8	$483.1	$586.8
Securities – Taxable	53.2	75.3	109.6	165.1
– Non-Taxable	8.4	9.0	17.5	18.3
Time Deposits with Banks	45.2	230.1	126.4	467.8
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	8.3	7.7	11.9	28.0

Total Interest Income	354.7	588.9	748.5	1,266.0

Interest Expense
Deposits	52.3	280.5	117.7	627.3
Federal Funds Purchased	1.0	10.6	2.4	21.6
Securities Sold Under Agreements to Repurchase	.3	7.1	.7	17.1
Other Borrowings	1.1	7.3	2.1	13.8
Senior Notes	11.3	8.9	19.9	18.2
Long-Term Debt	37.3	36.0	75.7	72.6
Floating Rate Capital Debt	1.2	2.4	2.7	5.8

Total Interest Expense	104.5	352.8	221.2	776.4

Net Interest Income	$250.2	$236.1	$527.3	$489.6

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

During 2007, Northern Trust recorded charges and corresponding liabilities of $150 million relating to Visa indemnified litigation. In March 2008, Visa placed a portion of the proceeds from its initial public offering into an escrow account to fund the settlements of, or judgments in, the indemnified litigation. Northern Trust recorded $76.1 million, its proportionate share of the escrow account balance, in the first quarter of 2008 as an offset to the indemnification liabilities and related charges recorded in the fourth quarter of 2007, reducing the net indemnification liability to $73.9 million. In the third quarter of 2008, in consideration of Visa’s announced settlement of the litigation involving Discover Financial Services, Northern Trust recorded a charge of $30.0 million to increase the Visa indemnification liability. In the fourth quarter of 2008, Northern Trust fully reversed the $30.0 million charge recorded in the third quarter as Visa funded its litigation escrow account to cover the amount of the settlement. Visa’s funding resulted in a reduction in the future realization of the value of the outstanding shares held by Northern Trust and other Visa U.S.A. member banks.

Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $73.9 million at June 30, 2009 and 2008 and December 31, 2008. On July 16, 2009, Visa deposited additional funds in its litigation escrow account. Accordingly, Northern Trust expects to record in the third quarter of 2009 its proportionate share of the deposit, $17.8 million, as a reduction to the Visa related indemnification liability and related charges.

It is expected that required additional contributions to the litigation escrow account will result in additional adjustments to the future realization of the value of the outstanding shares held by Visa U.S.A. member banks. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

Notes to Consolidated Financial Statements (continued)

14. Income Taxes - Income tax expense of $158.3 million was recorded in the current quarter and resulted in an effective tax rate of 33.5%. The prior year quarter provision for income taxes was $212.5 million, representing an effective tax rate of 49.6%, and included $57.9 million associated with structured leasing related adjustments. The effective tax rate for the prior year quarter, excluding the impact of the leasing adjustments, was 33.8%. Total income tax expense was $241.6 million for the six months ended June 30, 2009, representing an effective rate of 33.7%. This compares with $405.4 million in income tax expense and an effective rate of 40.3% for 2008. The effective tax rate for the six months ended June 30, 2008, excluding the impact of the leasing adjustments, was 33.6%.

As part of its audit of federal tax returns filed from 1997-2004, the IRS has challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. The Corporation anticipates that the IRS will continue to disallow deductions relating to these leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2004. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation is currently holding discussions with the IRS with respect to certain of these transactions that may result in a settlement agreement. Pending an equitable resolution of the tax settlement discussions on these transactions, the Corporation will continue to defend its position on the tax treatment of the leases vigorously.

Included in unrecognized tax benefits at December 31, 2008 were $292.0 million of U.S. federal and state tax positions related to leveraged leasing tax deductions. During the first quarter of 2009, Northern Trust sold certain of the structured leases challenged by the IRS. In connection with these sales, the amount of leveraged lease related uncertain tax positions was reduced by $136.2 million. The acceleration of tax payments relating to the sold leases did not affect net income and does not resolve the IRS challenges with respect to the timing of previous tax deductions taken on these leases or the associated interest and penalties.

It is possible that additional changes in the amount of leveraged lease related uncertain tax positions and related cash flows could occur in the next twelve months if Northern Trust terminates additional leases, is able to resolve this matter with the IRS, or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.

Notes to Consolidated Financial Statements (continued)

15. Pension and Other Postretirement Plans - The following tables set forth the net periodic pension cost of Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and six months ended June 30, 2009 and 2008.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Service Cost	$8.3	$7.4	$16.6	$14.8
Interest Cost	8.3	7.7	16.6	15.4
Expected Return on Plan Assets	(14.9)	(14.3)	(29.8)	(28.6)
Amortization:
Net Loss	3.0	2.0	6.0	4.0
Prior Service Cost	.3	.3	.6	.6

Net Periodic Pension Expense	$5.0	$3.1	$10.0	$6.2

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Service Cost	$.9	$1.1	$1.8	$2.3
Interest Cost	1.7	1.8	3.3	3.6
Expected Return on Plan Assets	(2.0)	(2.4)	(3.9)	(4.9)
Net Loss Amortization	.3	.1	.6	.2

Net Periodic Pension Expense	$.9	$.6	$1.8	$1.2

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Service Cost	$.6	$.5	$1.2	$1.0
Interest Cost	1.0	.9	2.0	1.8
Net Loss Amortization	1.0	.6	2.0	1.2

Net Periodic Pension Expense	$2.6	$2.0	$5.2	$4.0

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2009	2008	2009	2008
Service Cost	$.4	$.4	$.8	$.8
Interest Cost	.9	1.0	1.8	2.0
Amortization:
Transition Obligation	.2	.1	.4	.2
Net Loss	.1	.3	.2	.6

Net Periodic Benefit Expense	$1.6	$1.8	$3.2	$3.6

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans - The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions)	2009	2008	2009	2008
Stock Options	$4.3	$4.5	$9.8	$12.7
Stock and Stock Unit Awards	4.4	3.5	8.7	7.4
Performance Stock Units	1.7	4.2	(13.2)	8.4

Total Share-Based Compensation Expense	$10.4	$12.2	$5.3	$28.5
Tax Benefits Recognized	$3.8	$4.5	$1.9	$10.6

17. Variable Interest Entities - Northern Trust acts as investment advisor to Registered Investment Companies, Undertakings for the Collective Investment of Transferable Securities and other unregistered short-term investment pools in which various clients of Northern Trust are investors. Although not obligated to do so, in 2008 the Corporation entered into Capital Support Agreements (CSAs) with certain of these entities (Entities) which held notes and other instruments issued by Whistlejacket Capital LLC and/or White Pine Finance LLC or asset backed securities whose values had been adversely impacted by widening risk premiums and liquidity spreads and significant rating agency downgrades. The Corporation entered into the CSAs to assist the Entities in maintaining net asset values of $1.00, in order to provide financial stability to the Entities and investors in the Entities. The CSAs also allowed the registered funds to hold assets that had fallen to below investment grade, thus avoiding a forced sale in an inactive market. During the current quarter, as a part of the restructuring and final settlement related to Whistlejacket Capital LLC and White Pine Finance LLC, which were covered by eight of the nine CSAs, the Corporation made cash payments totaling $66.7 million.

As a result of the restructuring and the related support payments, seven of the nine CSAs were terminated in June 2009. Under the terms of the remaining two CSAs, which expire on November 6, 2009, the Corporation would be required to contribute capital to the remaining two funds (Funds), not to exceed $200.2 million in the aggregate and for no consideration, should certain asset loss events occur.

The estimated fair value of the Corporation’s contingent liability under the CSAs was $125.6 million and $314.1 million at June 30, 2009 and December 31, 2008, respectively, and was recorded within other liabilities in the consolidated balance sheet.

Notes to Consolidated Financial Statements (continued)

Under the guidance of FASB Interpretation No. 46(R), (FIN 46(R)) and related interpretations, the Funds are considered variable interest entities (VIE) and the CSAs are considered to reflect Northern Trust’s variable interest in the credit risk of the Funds. FIN 46(R) requires the disclosure of an entity’s maximum exposure to loss where it has a “significant” variable interest in an unconsolidated VIE. FIN 46(R) does not define “significant” and, as such, judgment is required. The variable interest holder, if any, that will absorb a majority of a VIE’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. Assessments of variable interests under FIN 46(R) are based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis.

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

The following table summarizes Northern Trust’s significant involvement with unconsolidated VIEs as of June 30, 2009 and December 31, 2008:

(In Millions)	June 30, 2009	December 31, 2008
Fair Value of Assets Held By the Funds	$24,979.6	$114,157.2
Capital Support Agreement Contingent Liability	125.6	314.1
Maximum Exposure To Loss	200.2	550.0

The valuation of the contingent liability under the CSAs as of June 30, 2009 uses a proprietary model which incorporates agreement-specific assumptions. Significant inputs to the model are the period-end fair value of covered investments, the period-end fair value and amortized cost of all other investments in the applicable Fund, the termination date of the CSA and future volatility assumptions based on historical trading volatility. For each CSA, the model performs a Monte Carlo simulation of the fair value of the covered investments in the Fund and the resulting fair value of the Fund. Each simulated path calculates the amount of funding that would be required by the particular CSA to bring the NAV of the Fund to $.999. The estimated fair value of each CSA is the average of the results of the Monte Carlo simulation.

Notes to Consolidated Financial Statements (continued)

18. Contingent Liabilities - Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.8 billion on June 30, 2009, $4.0 billion on December 31, 2008 and $3.2 billion on June 30, 2008. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $39.1 million at June 30, 2009, $30.3 million at December 31, 2008, and $19.8 million at June 30, 2008.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $75.5 billion at June 30, 2009, $82.7 billion at December 31, 2008, and $154.1 billion at June 30, 2008. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at June 30, 2009, December 31, 2008, or June 30, 2008 related to these indemnifications.

As discussed in further detail in Note 17, the estimated fair value of the Corporation’s contingent liability under Capital Support Agreements with certain Northern Trust investment vehicles, recorded within other liabilities in the consolidated balance sheet, was $125.6 million at June 30, 2009.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $73.9 million at June 30, 2009 and 2008.

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

Notes to Consolidated Financial Statements (continued)

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

Northern Trust enters into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, was $1.2 billion. Northern Trust has posted collateral of $988 million against these liabilities and therefore the maximum amount of termination payments that could have been required at June 30, 2009 was $224 million. Accelerated settlement because of such events would not affect net income and would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Notes to Consolidated Financial Statements (continued)

Client-Related and Trading Derivative Instruments. In excess of 96% of Northern Trust’s derivatives outstanding at June 30, 2009 and 2008, measured on a notional value basis, related to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business Northern Trust also engages in proprietary trading of non-U.S. currencies. The following table shows the notional amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Credit risk is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

	June 30, 2009			June 30, 2008
(In Millions)	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$160,779.3	$4,180.5	$4,046.2	$210,446.7	$1,032.9	$966.3
Interest Rate Option Contracts	169.4	.5	.5	559.2	2.3	2.3
Interest Rate Swap Contracts	4,037.0	124.8	123.4	2,901.1	42.2	38.2

Total	$164,985.7	$4,305.8	$4,170.1	$213,907.0	$1,077.4	$1,006.8

Changes in the fair value of client related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign Exchange Contracts	Foreign Exchange Trading Income	$134.3	$265.4
Interest Rate Option Contracts	Other Income	—	—
Interest Rate Swap Contracts	Other Income	3.1	4.1

Total		$137.4	$269.5

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

Notes to Consolidated Financial Statements (continued)

The following table identifies the types and classifications of derivative instruments designated as hedges, their notional and fair values, and the respective risks addressed.

			June 30, 2009			June 30, 2008
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$1,089.5	$—	$11.2	$3,554.9	$—	$24.6
Time Deposits with Banks	Interest Rate Swap Contracts	Interest Rate	—	—	—	367.0	—	.2
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	102.2	.9	400.0	13.0	—
Cash Flow Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	—	—	—	100.0	1.0	—
Forecasted Foreign Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	1,534.1	65.8	68.7	542.7	17.9	11.3
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Net Investment	1,125.5	3.1	—	1,166.3	—	2.5

Total			$4,849.1	$171.1	$80.8	$6,130.9	$31.9	$38.6

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in fair value of these derivatives are recognized currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and six months ended June 30, 2009.

(In Millions)	Derivative Instrument	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(1.2)	$(2.8)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	59.4	83.7

Total			$58.2	$80.9

For fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under SFAS No. 133, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in accumulated other comprehensive income, a component of stockholders’ equity. When the hedged forecasted transaction impacts earnings, balances in other comprehensive income are reclassified to the same income or expense

Notes to Consolidated Financial Statements (continued)

classification as the hedged item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of available for sale securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under SFAS No. 133, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. As of June 30, 2009, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in accumulated other comprehensive income and the amounts reclassified to earnings during the three and six months ended June 30, 2009.

(In Millions)	Foreign Exchange Contracts	Interest Rate Swap Contracts
Three Months Ended June 30, 2009
Gain/(Loss) Recognized in OCI (Effective Portion)	$20.4	$—

Gain/(Loss) Reclassified from Accumulated OCI into Income
Trust, Investment and Other Servicing Fees	3.6	—
Other Operating Income	1.3	—
Interest Income	4.1	—
Interest Expense	.2
Compensation	(9.1)	—
Employee Benefits	(2.8)	—
Equipment and Software Expense	(.2)	—
Occupancy Expense	(1.1)	—
Other Operating Expense	1.1	—

Total	$(2.9)	$—

Six Months Ended June 30, 2009
Gain/(Loss) Recognized in OCI (Effective Portion)	$39.4	$—

Gain/(Loss) Reclassified from Accumulated OCI into Income
Trust, Investment and Other Servicing Fees	17.4	—
Other Operating Income	1.2	—
Interest Income	8.8	.2
Interest Expense	(.3)
Compensation	(25.7)	—
Employee Benefits	(6.9)	—
Equipment and Software Expense	(.4)	—
Occupancy Expense	(3.4)	—
Other Operating Expense	(1.9)	—

Total	$(11.2)	$.2

Notes to Consolidated Financial Statements (continued)

Included in the $2.9 million and $11.0 million of derivative losses reclassified from accumulated comprehensive income during the three and six months ended June 30, 2009, were $.8 million of foreign exchange contract gains and $.9 million of foreign exchange contract losses, respectively, relating to cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions that were discontinued as it was no longer probable that the original forecasted transactions would occur. It is estimated that a net loss of $4.9 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in accumulated other comprehensive income consistent with the related translation gains and losses. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and six months ended June 30, 2009 or 2008. Amounts recorded in accumulated other comprehensive income would be reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary. The following table provides net investment hedge gains and losses recognized in accumulated other comprehensive income during the three and six months ended June 30, 2009.

(In Millions)	Amount of Hedging Instrument Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign Exchange Contracts	$(93.7)	$(58.3)
Sterling Denominated Subordinated Debt	(34.0)	(30.4)
Sterling Denominated Senior Debt	(22.7)	(20.3)

Total	$(150.4)	$(109.0)

Notes to Consolidated Financial Statements (continued)

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

			June 30, 2009			June 30, 2008
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Asset Fair Value	Liability Fair Value	Notional Value	Asset Fair Value	Liability Fair Value
Loans and Leases-Commercial and Other	Credit Default Swap Contracts	Credit	$132.5	$1.3	$.6	$253.8	$10.6	$.3
Loans and Leases-Commercial and Other	Foreign Exchange Contracts	Foreign Currency	133.0	16.8	6.7	11.0	—	.2
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	57.8	—	4.7	54.4	1.7	.2

Total			$323.3	$18.1	$12.0	$319.2	$12.3	$.7

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount Recognized in Income
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Credit Default Swap Contracts	Other Income	$(4.8)	$(2.0)
Foreign Exchange Contracts	Foreign Exchange Trading Income	7.9	10.9
Foreign Exchange Contracts	Other Income	(4.5)	(2.4)

Total		$(1.4)	$6.5

20. Debt and Equity Issuances and Equity Redemption

Senior Notes. On May 1, 2009, Northern Trust issued $500 million of 4.625% fixed-rate senior notes of the Corporation due on May 1, 2014. The senior notes are non-callable and unsecured and were issued at par.

Common Stock. On May 1, 2009, Northern Trust also issued 17,250,000 shares of common stock of the Corporation with a par value of $1.66 2/3 per share.

Preferred Stock. On June 17, 2009, Northern Trust repaid in full the $1.576 billion preferred share investment made by the U.S. Department of the Treasury under the TARP Capital Purchase Program. The related warrant issued by the Corporation in connection with the TARP Capital Purchase Program remains outstanding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income was $314.2 million compared with net income of $215.6 million in the second quarter of last year. Net income per common share on a diluted basis for the second quarter was $.95 compared with net income per common share of $.96 in the second quarter of 2008. The current quarter’s earnings per share were reduced by $.37 in connection with Northern Trust’s participation in the U.S. Department of the Treasury’s Capital Purchase Program. The reduction was comprised of $68.6 million, or $.29 per share, attributable to the acceleration of the remaining difference between the carrying value of the preferred shares and their liquidation preference recognized upon the repayment in full of the $1.576 billion preferred share investment made by the U.S. Department of the Treasury under the Capital Purchase Program, and $19.5 million, or $.08 per share, attributable to dividends on the preferred shares that were recorded in the current quarter through the redemption date. The prior year quarter’s results included non-cash accounting charges of $87.3 million, or $.39 per common share, associated with lease transactions.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 15.48% versus 17.75% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.71%, up from 1.22% last year.

Consolidated revenues stated on a fully taxable equivalent (FTE) basis totaled $1.05 billion, down $49.0 million or 4% from last year’s second quarter revenues of $1.10 billion. Trust, investment and other servicing fees decreased 7% from last year to $601.4 million. Foreign exchange trading income was strong for the quarter and totaled $134.3 million, an increase of 6% from last year’s second quarter. Net interest income on an FTE basis totaled $260.1 million, an increase of 5%. Noninterest expenses totaled $502.7 million for the current quarter, down 22% or $140.6 million from last year’s second quarter noninterest expenses of $643.3 million.

Noninterest Income

Noninterest income of $785.0 million for the quarter accounted for 75% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 58% of total taxable equivalent revenue. The decrease in trust, investment and other servicing fees from the prior year quarter primarily reflects significantly lower market valuations, partially offset by securities lending results and new business. Foreign exchange trading income results reflect higher currency volatility. Revenues from security commissions and trading income totaled $16.8 million, down from $20.4 million in the prior year quarter, reflecting decreased revenue from core brokerage and transition management services.

Noninterest Income (continued)

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30
(In Millions)	2009	2008	% Change
Trust, Investment and Other Servicing Fees	$601.4	$645.1	(7)%
Foreign Exchange Trading Income	134.3	126.6	6
Security Commissions and Trading Income	16.8	20.4	(18)
Treasury Management Fees	21.8	18.4	18
Other Operating Income	28.2	34.8	(19)
Investment Security Gains (Losses), net	(17.5)	—	NM

Total Noninterest Income	$785.0	$845.3	(7)

Assets under custody totaled $3.2 trillion at June 30, 2009. This represents an increase in assets under custody of 13% from March 31, 2009 and a 19% decrease from June 30, 2008. Assets under management totaled $558.9 billion, a 7% increase from $522.3 billion at March 31, 2009 and a 26% decrease from $751.4 billion at June 30, 2008. The above are in comparison to the twelve month declines in the S&P 500 index of 28% and in the EAFE index (USD) of 34%. As of the current quarter-end, managed assets were invested 38% in equities, 19% in fixed-income securities, and 43% in cash and other assets.

Assets Under Custody (In Billions)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Corporate & Institutional	$2,908.3	$2,559.3	$2,719.2	$3,635.7
Personal	300.2	281.7	288.3	325.9

Total Assets Under Custody	$3,208.5	$2,841.0	$3,007.5	$3,961.6

Assets Under Management (In Billions)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Corporate & Institutional	$422.1	$392.0	$426.4	$608.6
Personal	136.8	130.3	132.4	142.8

Total Assets Under Management	$558.9	$522.3	$558.8	$751.4

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

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS in the quarter decreased 4% from the year-ago quarter to $390.9 million, reflecting significantly lower market valuations, partially offset by securities lending results and new business. C&IS custody and fund administration fees decreased 19% to $140.5 million, driven primarily by declines in the equity markets. Securities lending fees totaled $172.5 million compared with $149.9 million in the second quarter last year. The current quarter included a positive mark-to-market adjustment of approximately $129 million relating to prior period unrealized asset valuation losses recorded in one mark-to-market investment fund used in our securities lending activities. This compares to a positive mark-to-market adjustment of previous unrealized asset valuation losses of approximately $25 million in the prior year quarter. Excluding the impact of mark-to-market, the current quarter decrease in securities lending fees reflects significantly reduced volumes. Fees from asset management in the quarter totaled $61.1 million, down 15%, reflecting lower market valuations.

C&IS assets under custody totaled $2.9 trillion at June 30, 2009, down 20% from a year ago, and included $1.6 trillion of global custody assets, 19% lower than a year ago. C&IS assets under management totaled $422.1 billion, a 31% decrease from the prior year. C&IS assets under management for the quarter included $101.0 billion of securities lending related collateral, a 58% decrease from the prior year quarter. Excluding securities lending collateral, C&IS assets under management totaled $321.1 billion as compared with $370.5 billion in the prior year quarter, a $49.4 billion, or 13% decrease. The above are in comparison to the previously noted twelve month declines in the S&P 500 and EAFE (USD) indices. As of the current quarter-end, C&IS managed assets were invested 41% in equities, 15% in fixed-income securities, and 44% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter decreased 11% and totaled $210.5 million compared with $235.9 million a year ago. The decrease in PFS fees resulted primarily from significantly lower market valuations, offset in part by strong new business. PFS assets under custody totaled $300.2 billion at June 30, 2009, an 8% decrease from $325.9 billion in the prior year quarter. PFS assets under management totaled $136.8 billion, a 4% decrease from $142.8 billion last year. These are in comparison to the twelve month declines in the S&P 500 and EAFE (USD) indices noted above. As of the current quarter-end, PFS managed assets were invested 31% in equities, 31% in fixed-income securities, and 38% in cash and other assets.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30
(In Millions)	2009	2008	% Change
Loan Service Fees	$12.3	$6.9	78%
Banking Service Fees	13.2	9.3	42
Non-Trading Foreign Exchange Gains (Losses), net	.5	.6	(18)
Credit Default Swaps Gains (Losses), net	(4.8)	2.8	(271)
Other Income	7.0	15.2	(54)

Total Other Operating Income	$28.2	$34.8	(19)%

The decrease in other operating income primarily reflects the current quarter impact of adverse mark-to-market adjustments recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits and decreased custody-related deposit revenue, partially offset by an increase in commercial loan-related commitment fees.

Net investment security losses totaled $17.5 million for the current quarter and included an $18.0 million pre-tax charge to reflect the credit related other-than-temporary impairment of certain residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio. The charge consisted of $4.3 million relating to three securities previously determined to be other-than-temporarily impaired and $13.7 relating to five securities determined to be other-than-temporarily impaired in the current quarter. There were no investment security gains or losses in the prior year quarter.

Net Interest Income

Net interest income for the quarter totaled $250.2 million, 6% higher than the $236.1 million reported in the second quarter of 2008. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income. Net interest income for the quarter, stated on an FTE basis, totaled $260.1 million, up 5% from $248.8 million reported in the prior year second quarter. The prior year quarter included a $29.4 million reduction from a leasing related adjustment.

Net Interest Income (continued)

Average earning assets of $65.6 billion were 4% higher than a year ago, driven by growth in securities and loans. Loans and leases averaged $29.0 billion, up 8 % from the second quarter of last year. The securities portfolio averaged $17.5 billion, up 49% from last year, primarily reflecting an increase in the average balance of government sponsored agency securities. Money market assets averaged $19.1 billion for the quarter, a decrease of 21% from the prior year. The net interest margin was 1.59%, consistent with the prior year quarter. The prior year quarter net interest margin absent the leasing related adjustment would have been 1.78%. The current quarter decrease, after adjustment, in the net interest margin reflects the diminished value of noninterest-related funding sources resulting from the significant interest rate cuts over the past year.

Average U.S. loans outstanding during the quarter totaled $28.0 billion, 12% higher than the $25.0 billion in last year’s second quarter. Residential real estate loans averaged $10.7 billion in the quarter, up 13% from the prior year’s second quarter, and represented 37% of the average loan and lease portfolio. Commercial loans averaged $7.7 billion, up 13% from $6.8 billion last year, while personal loans averaged $4.7 billion, up 14% from last year’s second quarter. Loans outside the U.S. decreased $803.4 million on average from the prior year quarter to $1.0 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $41.1 billion, down 11% from the second quarter of 2008. Higher levels of U.S. office deposits were more than offset by a $9.8 billion or 27% decline in non-U.S. office deposits from last year’s second quarter. Domestic retail deposit levels increased $4.2 billion due primarily to higher levels of money market deposit accounts and savings certificates. The decline in non-U.S. office deposits resulted primarily from the strengthening of the U.S. dollar and the resulting impact on the translation of foreign-denominated deposit liabilities in our international business. Other interest-related funds averaged $10.2 billion in the quarter compared with $8.4 billion in last year’s second quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. The increase in this funding category resulted primarily from higher levels of senior notes, overnight federal funds purchased and long-term debt. Noninterest-related funds utilized to fund earning assets averaged $14.3 billion compared with $8.3 billion in last year’s second quarter, resulting primarily from higher levels of U.S. office noninterest-bearing deposits and stockholders’ equity.

Provision for Credit Losses

The provision for credit losses was $60.0 million in the second quarter compared with $10.0 million in the prior year quarter. The current quarter provision reflects the continued weakness in the broader economic environment. The reserve for credit losses at June 30, 2009 was $319.1 million compared with $303.3 million at March 31, 2009 and $183.1 million at June 30, 2008. Net charge-offs totaled $44.7 million for the quarter and $4.7 million in the prior year quarter. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expenses	Three Months Ended June 30
(In Millions)	2009	2008	% Change
Compensation	$288.1	$306.0	(6)%
Employee Benefits	61.7	62.7	(2)
Outside Services	102.1	106.2	(4)
Equipment and Software Expense	61.2	56.9	8
Occupancy Expense	40.4	39.7	2
Other Operating Expenses	(50.8)	71.8	(171)

Total Noninterest Expenses	$502.7	$643.3	(22)%

The current quarter decrease in compensation and employee benefit expenses reflects reductions in performance-based compensation expense, partially offset by higher staff levels and annual salary increases. Staff on a full-time equivalent basis at June 30, 2009 totaled 12,400, up 5% from a year ago.

Expenses associated with outside services for the current quarter reflects decreases in global subcustody and investment manager sub-advisory services and in consulting services, partially offset by increased expenses for technical and legal services.

The remaining expense categories totaled $50.8 million, compared to $168.4 million in the prior year second quarter. The current quarter reflects a $130.1 million expense reduction, included within other operating expenses, associated with a valuation adjustment of the liability established in connection with the previously disclosed Capital Support Agreements with certain Northern Trust investment vehicles (Funds). This compares with a valuation related expense increase of $1.2 million recorded in the second quarter of last year. During the current quarter, as a part of the restructuring and final settlement related to an investment vehicle held by eight of the nine Funds then covered by Capital Support Agreements, Northern Trust made cash payments totaling $66.7 million which further reduced the liability associated with Capital Support Agreements. As a result of the completion of this investment vehicle’s restructuring and the related support payments, seven of the nine Capital Support Agreements were terminated during the quarter, reducing the aggregate maximum remaining exposure from $550.0 million to $200.2 million. The remaining two Capital Support Agreements expire on November 6, 2009. Excluding the capital support agreement valuation adjustments, the increase in the current quarter totaled $13.7 million and primarily reflects a $29.0 million increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums, including a June 30, 2009 special assessment of $20.2 million. The current quarter also reflects higher software related expenses. These increases were partially offset by lower charges associated with account servicing activities and reduced business promotion expenses.

Other Operating Expenses

The components of other operating expenses are provided below.

Other Operating Expenses	Three Months Ended June 30
(In Millions)	2009	2008	% Change
Business Promotion	$13.5	$21.0	(36)%
Other Intangibles Amortization	4.0	4.5	(11)
FDIC Insurance Premiums	29.5	.5	NM
Capital Support Agreements	(130.1)	1.2	NM
Other Expenses	32.3	44.6	(28)

Total Other Operating Expenses	$(50.8)	$71.8	(171)%

The current quarter increase in FDIC insurance premiums includes the June 30, 2009 special assessment of $20.2 million. The FDIC has indicated that an additional special assessment of a similar or potentially greater magnitude may occur in the third or fourth quarter of 2009; however, no such assessment has been approved.

Provision for Income Taxes

The provision for income taxes was $158.3 million in the current quarter resulting in an effective tax rate of 33.5%. The prior year quarter provision for income taxes was $212.5 million, representing an effective tax rate of 49.6%, and included $57.9 million associated with leasing related adjustments. The effective tax rate for the prior year quarter, excluding the impact of the leasing adjustments, was 33.8%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three and six month periods ended June 30, 2009 and 2008. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$390.9	$409.2	$210.5	$235.9	$—	$—	$601.4	$645.1
Other	160.2	164.9	36.5	30.9	(13.1)	4.4	183.6	200.2
Net Interest Income (FTE) *	108.3	98.8	130.4	117.9	21.4	32.1	260.1	248.8

Revenues (FTE) *	659.4	672.9	377.4	384.7	8.3	36.5	1,045.1	1,094.1
Provision for Credit Losses	6.0	(2.8)	54.0	12.8	—	—	60.0	10.0
Noninterest Expenses	214.3	355.4	263.8	258.5	24.6	29.4	502.7	643.3

Income before Income Taxes *	439.1	320.3	59.6	113.4	(16.3)	7.1	482.4	440.8
Provision for Income Taxes *	158.9	175.8	22.6	43.2	(13.3)	6.2	168.2	225.2

Net Income	$280.2	$144.5	$37.0	$70.2	$(3.0)	$0.9	$314.2	215.6

Percentage of Consolidated Net Income	89%	67%	12%	33%	(1)%	(0)%	100%	100%

Average Assets	$38,139.0	$48,681.0	$24,530.6	$22,482.9	$11,127.4	$112.7	$73,797.0	$71,276.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.9 million for 2009 and $12.7 million for 2008.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$597.9	$707.6	$414.2	$464.3	$—	$—	$1,012.1	$1,171.9
Gain on Visa Redemption	—	—	—	—	—	167.9	—	167.9
Other	329.9	311.6	69.0	59.5	(9.5)	14.3	389.4	385.4
Net Interest Income (FTE) *	255.3	232.9	262.5	239.3	30.0	42.7	547.8	514.9

Revenues (FTE) *	1,183.1	1,252.1	745.7	763.1	20.5	224.9	1,949.3	2,240.1
Provision for Credit Losses	19.6	2.2	95.4	27.8	—	—	115.0	30.0
Visa Indemnification Charges	—	—	—	—	—	(76.1)	—	(76.1)
Noninterest Expenses	541.9	681.4	516.5	506.3	37.8	67.0	1,096.2	1,254.7

Income before Income Taxes *	621.6	568.5	133.8	229.0	(17.3)	234.0	738.1	1,031.5
Provision for Income Taxes *	222.3	251.7	51.0	87.2	(11.2)	91.8	262.1	430.7

Net Income	$399.3	$316.8	$82.8	$141.8	$(6.1)	$142.2	$476.0	$600.8

Percentage of Consolidated Net Income	84%	53%	17%	24%	(1)%	23%	100%	100%

Average Assets	$40,557.4	$47,429.9	$24,475.4	$21,667.5	$10,533.6	$587.1	$75,566.4	$69,684.5

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $20.5 million for 2009 and $25.3 million for 2008.

Corporate and Institutional Services

C&IS net income for the quarter was $280.2 million, up 94% compared with net income of $144.5 million in the second quarter of 2008. Noninterest income was $551.1 million, down 4% from $574.1 million in last year’s second quarter. Trust, investment and other servicing fees from C&IS in the quarter decreased 4% from the year-ago quarter to $390.9 million, reflecting significantly lower market valuations, partially offset by securities lending results and new business. C&IS custody and fund administration fees decreased 19% to $140.5 million, driven primarily by declines in the equity markets. Securities lending fees totaled $172.5 million compared with $149.9 million in the second quarter last year. The current quarter included a positive mark-to-market adjustment of approximately $129 million relating to prior period unrealized asset valuation losses recorded in one mark-to-market investment fund used in our securities lending activities. This compares to a positive mark-to-market adjustment of previous unrealized asset valuation losses of approximately $25 million in the prior year quarter. Excluding the impact of the mark-to-market adjustments, the current quarter decrease in securities lending fees reflects significantly reduced volumes. Fees from asset management in the quarter totaled $61.1 million, down 15%, reflecting lower market valuations. Other noninterest income was $160.2 million compared with $164.9 million in last year’s second quarter. Foreign exchange trading income equaled $132.8 million, up 6% from last year’s second quarter, reflecting higher currency volatility.

Net interest income stated on an FTE basis was $108.3 million, up 10% from $98.8 million in last year’s second quarter. Earning assets averaged $32.8 billion for the quarter compared with $43.8 billion in the second quarter of last year. Average loans outstanding increased $365 million, offset by lower levels of money market assets. The net interest margin equaled 1.32% compared with .91% reported in the prior year quarter. The increase is primarily attributable to the $29.4 million leasing related adjustment recorded in the prior year and a significant increase in the level of noninterest-related funding. The prior year quarter net interest margin absent the leasing adjustment would have been 1.18%.

A provision for credit losses of $6.0 million was recorded in the current quarter compared with a negative provision of $2.8 million recorded in the prior year second quarter. The provision for the current quarter reflects continued weakness in the broader economic environment.

Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $214.3 million compared with $355.4 million for the second quarter of last year. The current quarter decrease primarily reflects a $119.7 million expense reduction associated with the valuation adjustment of the liability established in connection with the Capital Support Agreements, lower indirect expense allocations and performance-based compensation costs.

Personal Financial Services

PFS net income for the current quarter was $37.0 million, down 47% from $70.2 million reported a year ago. Noninterest income was $247.0 million, down 7% from $266.8 million in last year’s second quarter. Trust, investment and other servicing fees in the quarter decreased 11% and totaled $210.5 million compared with $235.9 million a year ago. The decrease in PFS fees resulted primarily from significantly lower market valuations, offset in part by strong new business. Other noninterest income totaled $36.5 million compared with $30.9 million in the prior year quarter.

Net interest income stated on an FTE basis was $130.4 million in the current quarter compared with $117.9 million in the prior year’s second quarter. The change primarily reflects growth in average earning assets, concentrated in the loan portfolio. The net interest margin was 2.16% in the current quarter, unchanged from last year.

A provision for credit losses of $54.0 million was recorded in the current quarter compared with a provision of $12.8 million recorded in the prior year second quarter. The provision for the current quarter reflects the continued weakness in the broader economic environment. Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $263.8 million compared with $258.5 million for the second quarter of last year, an increase of $5.3 million, or 2%. The increase resulted from higher charges for indirect expense allocations, increased FDIC insurance premiums, and annual salary increases, partially offset by a $10.4 million expense reduction associated with the valuation adjustment of the liability established in connection with the Capital Support Agreements and decreases in business promotion.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Average assets increased $11.0 billion from the prior year quarter. Treasury and Other assets are invested primarily in short-term securities and money market assets and are funded by short-term borrowings, senior notes and long-term debt, and noninterest-bearing deposits. Net interest income in the current quarter was $21.4 million, as compared to $32.1 million in the prior year quarter. The decline reflects the diminished value of noninterest-bearing funding sources resulting from the significant interest rate cuts over the past year, partially offset by the higher asset levels. Other noninterest income for the second quarter was a negative $13.1 million, compared with $4.4 million in the year-ago quarter, and includes net investment security losses totaling $17.5 million.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.57 on a diluted basis for the six months ended June 30, 2009 was 21% lower than the operating earnings per share of $1.98 for the comparable period in 2008. Operating earnings is a non-GAAP financial measure which excludes the impact of Visa Inc. (Visa) related adjustments. Net income was $476.0 million compared with $600.8 million earned in the prior year period. This performance produced an annualized ROE of 13.34% for the six months ended June 30, 2009, compared with 25.45% for the same period last year, while the ROA was 1.27% compared with 1.73% in the previous year. The first quarter of 2008 included an after-tax benefit totaling $153.5 million ($.68 per share) realized in connection with the March 2008 initial public offering of Visa common stock. The benefit reflected a pre-tax gain of $167.9 million on the partial redemption of Northern Trust’s Visa shares in the initial public offering and a $76.1 million offset to previously established Visa indemnification accruals and related charges.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
($ In Millions Except Per Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$476.0	$1.57	$600.8	$2.66
Visa Initial Public Offering (net of tax effect of $90.5 in the prior period)	—	—	153.5	.68

Operating Earnings	$476.0	$1.57	$447.3	$1.98

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide investors and others with a clearer indication of the results and trends in Northern Trust’s core businesses.

Revenues stated on an FTE basis totaled $1.95 billion, down 6% from the prior year period’s operating revenues of $2.07 billion. Trust, investment and other servicing fees were $1.01 billion for the period, down 14% compared with $1.17 billion last year. Trust, investment and other servicing fees represented 52% of revenues, and total fee-related income represented 72% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS decreased 16% to $597.9 million from $707.6 million a year ago, primarily reflecting significantly lower market valuations, partially offset by new business. Custody and fund administration fees decreased 20% to $276.8 million, reflecting equity market declines. Securities lending fees totaled $164.6 million compared with $181.8 million last year. The current period included a positive mark-to-market adjustment of approximately $77 million relating to prior period unrealized asset valuation losses recorded in one mark-to-market investment fund used in our securities lending activities. This compares to a negative mark-to-market adjustment of previous unrealized asset valuation losses of approximately $72 million in the prior year period. Excluding the impact of the mark-to-market adjustments, the current period decrease in securities lending fees reflects significantly reduced volumes. Fees from asset management fell 17% to $121.5 million reflecting lower market valuations.

Trust, investment and other servicing fees from PFS decreased 11% and totaled $414.2 million compared with $464.3 million a year ago. The decrease in PFS fees resulted primarily from significantly lower market valuations, partially offset by new business.

Foreign exchange trading income increased 11% and totaled $265.4 million in the period compared with $239.8 million last year. The increase reflects higher currency volatility. Revenues from security commissions and trading income were $33.6 million compared with $38.2 million in the prior year. Other operating income was $65.3 million for the period, compared with $66.6 million last year. The current period includes the impact of adverse mark-to-market adjustments recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits, partially offset by gains resulting from the sale of leased equipment.

Net investment security losses totaled $17.1 million for the current period and included the $18.0 million pre-tax charge to reflect the credit related other-than-temporary impairment of certain residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio. The prior period included investment security gains of $5.0 million.

Net Interest Income

Net interest income, stated on a fully taxable equivalent basis, totaled $547.8 million, an increase of 6% from $514.9 million reported in the prior year period. The prior year period included the leasing related adjustment that reduced net interest income by $29.4 million. Total average earning assets of $67.5 billion were 10% higher than a year ago. The net interest margin was 1.64% for the current period, down from 1.69% in the prior period (1.79% after excluding the impact of the prior period leasing adjustment), reflecting the diminished value of noninterest-related funding sources resulting from the significant interest rate cuts over the past year.

Provision for Credit Losses

The provision for credit losses was $115.0 million for the first six months of 2009 compared with $30.0 million in 2008. The current period provision reflects weakness in the broader economic environment. Net charge-offs totaled $47.4 million in 2009 and $7.1 million in 2008.

Noninterest Expenses

Noninterest expenses totaled $1.10 billion for the period, down 13% from the prior year period’s operating noninterest expenses of $1.25 billion, which exclude the prior year’s $76.1 million Visa benefit. Compensation and employee benefit expenses of $673.9 million compares to $712.2 million in the prior year period and represents 61% of total operating expenses. The current period expense decrease reflects reduced performance-based compensation, partially offset by annual salary increases and the impact of higher staff levels.

Expenses associated with outside services totaled $197.8 million compared to $200.1 million last year. Higher expenses for technical and consulting services were offset by decreases in global subcustody and investment manager sub-advisor expenses.

The remaining noninterest expense categories on an operating basis totaled $224.5 million, down 34% from $342.4 million in 2008. The decrease primarily reflects the current period’s valuation adjustment of the liability established in connection with the capital support agreements, reduced business promotion and advertising expenses, and lower charges related to account servicing activities, partially offset by a $37.0 million increase in FDIC insurance premiums, including the June 30, 2009 special assessment of $20.2 million, and increases in computer software expense.

Provision for Income Taxes

Total income tax expense was $241.6 million for the six months ended June 30, 2009, representing an effective rate of 33.7%. This compares with $405.4 million in income tax expense and an effective rate of 40.3% for the same period in 2008. The effective tax rate for the six months ended June 30, 2008, excluding the impact of the leasing adjustments, was 33.6%.

BALANCE SHEET

Total assets at June 30, 2009 were $75.0 billion and averaged $73.8 billion for the second quarter, compared with total assets of $74.8 billion at June 30, 2008 and an average balance of $71.3 billion in the prior year second quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $29.0 billion at June 30, 2009 and averaged $29.0 billion for the second quarter, compared with $28.7 billion at June 30, 2008 and a $26.9 billion average for the second quarter last year. Securities totaled $17.5 billion at June 30, 2009 and averaged $17.5 billion for the quarter, compared with $11.7 billion at June 30, 2008 and $11.8 billion on average last year. Money market assets, which include federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets, totaled $20.1 billion at June 30, 2009 and averaged $19.1 billion in the second quarter, down 21% from the year-ago quarter’s average. The growth in total assets was funded primarily by growth in savings deposits and in long- and short-term borrowings, and by proceeds received from Northern Trust’s public offering of common stock, partially offset by a lower level of non-U.S. office time deposits.

Stockholders’ equity increased to $6.1 billion at June 30, 2009 and averaged $7.1 billion for the quarter, up 46% from last year’s second quarter. The increase in the average primarily reflects the issuance of preferred stock and related warrant to the U.S. Department of the Treasury pursuant to the terms of the Capital Purchase Program and the issuance of 17,250,000 common shares in connection with a public offering.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2009 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at June 30, 2009 that were above the level required for classification as a “well capitalized” institution. Shown below are the June 30, 2009 and 2008 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended June 30, 2009 or 2008 exceeded 10% of the consolidated total.

	June 30, 2009			June 30, 2008
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	12.6%	15.0%	8.6%	9.8%	11.7%	6.9%
The Northern Trust Company	11.3%	14.6%	7.3%	8.8%	11.5%	5.8%
Northern Trust, NA	9.9%	11.4%	8.3%	10.3%	11.5%	8.8%

BALANCE SHEET (continued)

The ratio of tier 1 common equity to risk-weighted assets, a non-GAAP financial measure, was 12.1% at June 30, 2009, up from 9.6% at March 31, 2009 and up from 9.3% at June 30, 2008. The following table provides a reconciliation of tier 1 common equity, which excludes preferred stock, to tier 1 capital calculated in accordance with applicable regulatory requirements.

($ in Millions)	June 30, 2009	March 31, 2009	June 30, 2008
Tier 1 Capital	$6,314.7	$6,818.4	$4,890.4
Preferred Stock	—	1,504.6	—
Floating Rate Capital Securities	268.4	268.4	268.3
Tier 1 Common Equity	$6,046.3	$5,045.4	$4,622.1
Tier 1 Capital Ratio	12.6%	13.0%	9.8%
Ratio of Tier 1 Common Equity to Risk-weighted Assets	12.1%	9.6%	9.3%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 90% of the total portfolio at June 30, 2009 composed of U.S. Treasury and government sponsored agency securities, Federal Home Loan Bank and Federal Reserve Bank stock, and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 10% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which 3% of the total portfolio was rated double-A, 4% of the total portfolio was rated below double-A, and 3% of the total portfolio was not rated by Standard and Poor’s or Moody’s Investors Service.

Securities Portfolio (continued)

Total gross unrealized losses within the investment securities portfolio at June 30, 2009 were $249.1 million as compared to $387.9 million at December 31, 2008. The $138.8 million decrease in unrealized losses from December 31, 2008 primarily reflects higher valuations of asset-backed securities due to the improvement in credit spreads experienced in the first half of 2009. Of the total gross unrealized losses on securities of $249.1 million at June 30, 2009, 83% relate to asset-backed securities. Asset-backed securities held at June 30, 2009 were predominantly floating rate, with average lives less than 5 years, and 81% were rated triple-A, 4% were rated double-A, and 15% were rated below double-A. As a result of rating downgrades of certain securities within the portfolio, the percentage of asset-backed securities rated below double-A has increased since December 2008 when this category represented 5% of the total asset-backed securities portfolio. Asset-backed securities rated below double-A had a total amortized cost and fair value at June 30, 2009 of $352.6 million and $198.9 million, respectively, and were comprised primarily of sub-prime and Alt-A residential mortgage-backed securities.

As discussed further in Note 4 to the consolidated financial statements, Northern Trust adopted the FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than-temporary-Impairments” effective April 1, 2009. As a result of adopting this guidance, a cumulative effect adjustment of $9.5 million (after-tax) was recorded as of April 1, 2009 to reclassify the non-credit portion of previously recognized other-than-temporary-impairment from retained earnings to accumulated other comprehensive income. Northern Trust has evaluated asset-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment losses in accordance with this new guidance and with Northern Trust’s security impairment review policy. As a result of the deterioration in performance metrics specific to subprime and Alt-A loans, an $18.0 million pre-tax charge was recorded in the current quarter to reflect the credit related other-than-temporary impairment of certain residential mortgage backed securities held within Northern Trust’s balance sheet investment portfolio. This charge was comprised of $4.3 million of additional charges relating to three securities previously determined to be other-than-temporarily impaired and $13.7 million of charges relating to five securities determined to be other-than-temporarily impaired in the current quarter.

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

Nonaccrual Loans and Other Real Estate Owned

Nonperforming assets consist of nonaccrual loans and Other Real Estate Owned (OREO). Nonperforming assets at June 30, 2009 totaled $233.8 million compared with $172.1 million at March 31, 2009 and $34.4 million at June 30, 2008. Nonaccrual loans and leases totaled $227.9 million or .79% of total loans and leases at June 30, 2009. At March 31, 2009 and June 30, 2008, nonaccrual loans and leases totaled $167.8 million and $30.1 million, respectively. The $60.1 million increase in nonaccrual loans during the current quarter primarily reflects the movement of four loans to nonperforming status.

The following table presents the outstanding amounts of nonaccrual loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets (In Millions)	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Nonaccrual Loans
U.S.
Residential Real Estate	$97.9	$60.5	$32.7	$13.4
Commercial	47.2	41.5	21.3	2.9
Commercial Real Estate	76.9	60.1	35.8	7.0
Personal	5.8	5.7	6.9	6.8
Other	.1	—	—	—

Total Nonaccrual Loans	227.9	167.8	96.7	30.1
Other Real Estate Owned	5.9	4.3	3.5	4.3

Total Nonperforming Assets	$233.8	$172.1	$100.2	$34.4

90 Day Past Due Loans Still Accruing	$17.5	$16.6	$27.8	$25.9

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

A $60.0 million provision for credit losses was recorded in the second quarter of 2009 compared with a $10.0 million provision in the prior year second quarter. The current quarter provision reflects the weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three and six months ended June 30, 2009 and 2008 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the inherent portion of the reserve and its components by loan category at June 30, 2009, March 31, 2009, December 31, 2008 and June 30, 2008.

Provision and Reserve for Credit Losses (continued)

Allocation of the Reserve for Credit Losses	June 30, 2009		March 31, 2009		December 31, 2008		June 30, 2008
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$39.7	—%	$42.7	—%	$23.5	—%	5.7	—%

Inherent Reserve
Residential Real Estate	52.3	37	46.6	35	37.0	34	23.7	34
Commercial	138.0	25	129.2	26	114.7	27	91.9	26
Commercial Real Estate	54.2	11	50.0	10	43.8	10	35.0	9
Personal	24.4	17	24.6	15	19.7	15	13.9	15
Other	2.5	4	2.3	4	1.7	4	2.1	4
Lease Financing	2.1	3	2.1	3	3.3	4	3.9	4
Non-U.S.	5.9	3	5.8	7	7.4	6	6.9	8

Total Inherent Reserve	$279.4	100%	$260.6	100%	$227.6	100%	177.4	100%

Total Reserve	$319.1	100%	$303.3	100%	$251.1	100%	183.1	100%

Reserve Assigned to:
Loans and Leases	$297.3		$286.2		$229.1		172.5
Unfunded Loan Commitments and Standby Letters of Credit	21.8		17.1		22.0		10.6

Total Reserve for Credit Losses	$319.1		$303.3		$251.1		183.1

The increase in reserve levels from June 30, 2008 reflects weakness in the broader economic environment, including its impact on the level of nonperforming loans.

The reserve of $297.3 million assigned to loans and leases, as a percentage of total loans and leases, was 1.02% at June 30, 2009, compared with .94% at March 31, 2009 and .60% at June 30, 2008. At June 30, 2009, the total amount of the two highest risk loan groupings, those rated “7” and “8” (based on Northern Trust’s internal rating scale, which closely parallels that of the banking regulators) was $699.9 million of which $219.8 million was classified as impaired, up from $538.5 million at March 31, 2009 when $151.7 million was classified as impaired, and up from $120.8 million at June 30, 2008 when $22.3 million was classified as impaired.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity, such as entry into capital support agreements and other client support actions; the impact of continuing disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate reserves therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting

FACTORS AFFECTING FUTURE RESULTS (continued)

requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the new Basel II capital regime and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent economic turmoil; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2008 Annual Report to Shareholders (pages 47-58), in the section of the “Notes to Consolidated Financial Statements” in the 2008 Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 91-92), in the sections of “Item 1 – Business” of the 2008 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Polices,” “Competition” and “Regulation and Supervision” (pages 2-11), and in “Item 1A – Risk Factors” of the 2008 Annual Report on Form 10-K (pages 24-32). All forward-looking

FACTORS AFFECTING FUTURE RESULTS (continued)

statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Second Quarter
(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS) ($ in Millions)	2009			2008
	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.1	$414.6	.12%	$7.6	$1,386.9	2.21%
Time Deposits with Banks	51.3	15,300.1	1.34	230.1	22,830.1	4.05
Federal Reserve Deposits and Other Interest-Bearing	2.1	3,368.4	.25	.1	21.5	1.96

Total Money Market Assets	53.5	19,083.1	1.12	237.8	24,238.5	3.95

Securities
U.S. Government	—	23.5	.55	.2	20.2	2.25
Obligations of States and Political Subdivisions	13.5	822.3	6.56	14.0	833.9	6.69
Government Sponsored Agency	40.0	12,619.5	1.27	57.4	8,232.1	2.81
Other	16.9	4,050.0	1.67	22.3	2,684.0	3.34

Total Securities	70.4	17,515.3	1.61	93.9	11,770.2	3.20

Loans and Leases	240.7	29,049.1	3.32	269.9	26,866.2	4.04

Total Earning Assets	$364.6	65,647.5	2.23%	$601.6	62,874.9	3.85%

Reserve for Credit Losses Assigned to Loans and Leases	—	(274.5)	—	—	(164.7)	—
Cash and Due from Banks	—	2,679.7	—	—	4,080.2	—
Other Assets	—	5,744.3	—	—	4,486.2	—

Total Assets	—	$73,797.0	—	—	$71,276.6	—

Average Source of Funds
Deposits
Savings and Money Market	$15.5	$11,107.5	.56%	$33.1	$7,841.9	1.70%
Savings Certificates	15.7	2,907.3	2.16	16.8	1,953.2	3.45
Other Time	4.1	1,011.2	1.64	4.4	557.3	3.21
Non-U.S. Offices-Interest-Bearing	17.0	26,123.0	.26	226.2	35,892.3	2.53

Total-Interest-Bearing Deposits	52.3	41,149.0	.51	280.5	46,244.7	2.44
Short-Term Borrowings	2.4	5,353.3	.18	25.0	4,682.2	2.15
Senior Notes	11.3	1,386.1	3.25	8.9	655.7	5.47
Long-Term Debt	37.3	3,138.7	4.77	36.0	2,762.4	5.21
Floating Rate Capital Debt	1.2	276.7	1.69	2.4	276.6	3.48

Total Interest-Related Funds	104.5	51,303.8	.82	352.8	54,621.6	2.60

Interest Rate Spread	—	—	1.41%	—	—	1.25%
Noninterest-Bearing Deposits	—	11,996.7	—	—	8,998.5	—
Other Liabilities	—	3,365.3	—	—	2,769.6	—
Stockholders’ Equity	—	7,131.2	—	—	4,886.9	—

Total Liabilities and Stockholders’ Equity	—	$73,797.0	—	—	$71,276.6	—

Net Interest Income/Margin (FTE Adjusted)	$260.1	—	1.59%	$248.8	—	1.59%

Net Interest Income/Margin (Unadjusted)	$250.2	—	1.53%	$236.1	—	1.51%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Second Quarter 2009/2008
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$17.0	$(254.0)	$(237.0)
Interest-Related Funds	(12.5)	(235.8)	(248.3)

Net Interest Income (FTE)	$29.5	$(18.2)	$11.3

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Six Months
(INTEREST AND RATE ON A TAXABLE EQUIVALENT BASIS) ($ in Millions)	2009			2008
	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.4	$427.0	.21%	$27.6	$1,975.8	2.81%
Time Deposits with Banks	132.5	16,103.8	1.66	467.8	22,398.8	4.20
Federal Reserve Deposits and Other Interest-Bearing	5.4	4,474.2	.24	.4	32.7	2.59

Total Money Market Assets	138.3	21,005.0	1.33	495.8	24,407.3	4.08

Securities
U.S. Government	.1	20.7	.95	.3	18.4	2.47
Obligations of States and Political Subdivisions	27.9	841.8	6.63	28.3	848.3	6.67
Government Sponsored Agency	81.6	12,326.9	1.33	125.1	7,524.8	3.34
Other	35.5	3,956.4	1.81	48.5	2,638.3	3.69

Total Securities	145.1	17,145.8	1.71	202.2	11,029.8	3.68

Loans and Leases	485.6	29,385.4	3.33	593.3	25,821.9	4.62

Total Earning Assets	$769.0	67,536.2	2.30%	$1,291.3	61,259.0	4.24%

Reserve for Credit Losses Assigned to Loans and Leases	—	(251.8)	—	—	(156.5)	—
Cash and Due from Banks	—	2,492.0	—	—	3,798.2	—
Other Assets	—	5,790.0	—	—	4,783.8	—

Total Assets	—	$75,566.4	—	—	$69,684.5	—

Average Source of Funds
Deposits
Savings and Money Market	$34.6	$10,384.6	.67%	$80.7	$7,692.4	2.11%
Savings Certificates	32.5	2,798.8	2.34	37.9	1,985.7	3.84
Other Time	8.6	924.9	1.88	10.0	542.6	3.71
Non-U.S. Offices-Interest-Bearing	42.0	28,328.9	.30	498.7	34,966.1	2.87

Total Interest-Bearing Deposits	117.7	42,437.2	.56	627.3	45,186.8	2.79
Short-Term Borrowings	5.2	5,988.6	.17	52.5	4,215.2	2.50
Senior Notes	19.9	1,216.0	3.30	18.2	656.8	5.57
Long-Term Debt	75.7	3,194.2	4.78	72.6	2,725.0	5.36
Floating Rate Capital Debt	2.7	276.7	1.97	5.8	276.6	4.21

Total Interest-Related Funds	221.2	53,112.7	.84	776.4	53,060.4	2.94

Interest Rate Spread	—	—	1.46%	—	—	1.30%
Noninterest-Bearing Deposits	—	12,194.6	—	—	8,821.1	—
Other Liabilities	—	3,354.3	—	—	3,056.2	—
Stockholders’ Equity	—	6,904.8	—	—	4,746.8	—

Total Liabilities and Stockholders’ Equity	—	$75,566.4	—	—	$69,684.5	—

Net Interest Income/Margin (FTE Adjusted)	$547.8	—	1.64%	$514.9	—	1.69%

Net Interest Income/Margin (Unadjusted)	$527.3	—	1.57%	$489.6	—	1.61%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	Six Months 2009/2008
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$124.4	$(646.7)	$(522.3)
Interest-Related Funds	11.9	(567.1)	(555.2)

Net Interest Income (FTE)	$112.5	$(79.6)	$32.9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 53 of this document.

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

The information called for by this item is incorporated herein by reference to Note 18 titled “Contingent Liabilities” beginning on page 28 of this Form 10-Q.

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

On June 17, 2009, we repurchased all of the preferred stock we issued and sold to the U.S. Department of the Treasury (“U.S. Treasury”) under the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. The U.S. Treasury continues to hold a ten-year warrant (the “Warrant”) to purchase shares of our common stock that also was issued and sold under the CPP. Although we have delivered a notice to the U.S. Treasury of our intent to repurchase the Warrant, the timing and terms of any potential repurchase or other disposition of the Warrant are not certain. So long as the U.S. Treasury holds the Warrant we expect to be subject to limitations on the federal tax deductibility of certain executive compensation payments.

In light of these actions, risk factors set forth in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 arising specifically from our participation in the CPP no longer apply to the Corporation. In addition, the risk factor relating to compliance with evolving regulations is revised to read as follows:

Compliance with evolving regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Although our repurchase of the preferred stock we issued and sold to the U.S. Treasury under the CPP eliminated restrictions placed upon us under the agreements relating to our participation in that program, in light of current economic conditions, banks and other financial services companies such as us will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. The full scope and impact of existing regulations and of new legislation and implementing regulations that may be issued in the future is uncertain and difficult to

Item 1A.	Risk Factors (continued)

predict. These new and evolving legal and regulatory requirements may have unforeseen or unintended adverse effects on the financial services industry and its participants. They may require significant time, effort, and resources on our part to ensure compliance, and may impose limitations on us that affect our ability to compete successfully and impact our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1-30, 2009	12,773	$50.01	12,773
May 1-31, 2009	76,782	53.01	76,782
June 1-30, 2009	484	57.15	484

Total (Second Quarter)	90,039	$53.46	90,039	7,360,588

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.

(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 29, 2009	By:	/s/ Steven L. Fradkin
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: July 29, 2009	By:	/s/ Aileen B. Blake
Aileen B. Blake Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

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