Form 10-Q/A
period 2009-06-30
NORTHERN TRUST CORP
filed 2009-08-03
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

241,402,594 Shares—$1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2009)

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on July 29, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

(a) Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications *

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications *

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File **

(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed with our Form 10-Q as filed on July 29, 2009
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: August 3, 2009	By:	/S/ STEVEN L. FRADKIN
Steven L. Fradkin
Executive Vice President and Chief Financial Officer

Date: August 3, 2009	By:	/S/ AILEEN B. BLAKE
Aileen B. Blake
Executive Vice President and Controller (Chief Accounting Officer)

4