Form 10-Q
period 2009-09-30
NORTHERN TRUST CORP
filed 2009-10-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

241,505,420 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2009)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHERN TRUST CORPORATION

CONSOLIDATED BALANCE SHEET

	($ In Millions Except Share Information)	September 30 2009	December 31 2008	September 30 2008
		(Unaudited)		(Unaudited)
	Assets
	Cash and Due from Banks	$2,885.9	$2,648.2	$3,775.7
	Federal Funds Sold and Securities Purchased under Agreements to Resell	53.8	169.0	869.9
	Time Deposits with Banks	14,155.8	16,721.0	25,187.9
	Federal Reserve Deposits and Other Interest-Bearing	9,924.7	9,403.8	21.2
	Securities
	Available for Sale	16,260.4	14,414.4	12,195.2
	Held to Maturity (Fair value - $1,215.5 at Sept. 2009, $1,156.1 at Dec. 2008, $1,142.7 at Sept. 2008)	1,186.5	1,154.1	1,155.2
	Trading Account	10.0	2.3	8.7

	Total Securities	17,456.9	15,570.8	13,359.1

	Loans and Leases
	Commercial and Other	17,304.7	20,374.0	19,912.6
	Residential Mortgages	10,818.2	10,381.4	9,957.6

	Total Loans and Leases (Net of unearned income - $499.6 at Sept. 2009, $539.5 at Dec. 2008, and $541.7 at Sept. 2008)	28,122.9	30,755.4	29,870.2

	Reserve for Credit Losses Assigned to Loans and Leases	(307.8)	(229.1)	(194.7)
	Buildings and Equipment	542.7	506.6	492.9
	Client Security Settlement Receivables	787.1	709.3	857.0
	Goodwill	401.4	389.4	410.0
	Other Assets	3,878.1	5,409.2	4,594.8

	Total Assets	$77,901.5	$82,053.6	$79,244.0

	Liabilities
	Deposits
	Demand and Other Noninterest-Bearing	$7,623.1	$11,823.6	$7,004.5
	Savings and Money Market	12,882.7	9,079.2	8,104.7
	Savings Certificates	2,773.2	2,606.8	2,177.4
	Other Time	1,256.8	801.6	639.6
Non U.S. Offices	- Noninterest-Bearing	2,516.2	2,855.7	3,452.5
	- Interest-Bearing	28,272.1	35,239.5	41,060.4

	Total Deposits	55,324.1	62,406.4	62,439.1

	Federal Funds Purchased	6,703.6	1,783.5	1,500.0
	Securities Sold Under Agreements to Repurchase	717.1	1,529.1	1,012.7
	Other Borrowings	914.3	736.7	271.3
	Senior Notes	1,557.0	1,052.6	1,038.2
	Long-Term Debt	2,907.6	3,293.4	3,267.6
	Floating Rate Capital Debt	276.7	276.7	276.6
	Other Liabilities	3,277.8	4,585.8	4,602.5

	Total Liabilities	71,678.2	75,664.2	74,408.0

	Stockholders’ Equity
	Preferred Stock - Series B (Net of discount of $74.7)	—	1,501.3	—
	Common Stock, $1.66 2 /3 Par Value; Authorized 560,000,000 shares; Outstanding 241,505,420 shares at September 2009, 223,263,132 shares at December 2008 and 223,034,210 shares at September 2008	408.6	379.8	379.8
	Additional Paid-In Capital	893.9	178.5	105.9
	Retained Earnings	5,443.3	5,091.2	4,821.1
	Accumulated Other Comprehensive Income (Loss)	(313.1)	(494.9)	(190.2)
	Treasury Stock - (at cost, 3,666,104 shares at September 2009, 4,658,392 shares at December 2008, and 4,887,314 shares at September 2008)	(209.4)	(266.5)	(280.6)

	Total Stockholders’ Equity	6,223.3	6,389.4	4,836.0

	Total Liabilities and Stockholders’ Equity	$77,901.5	$82,053.6	$79,244.0

NORTHERN TRUST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$523.1	$474.9	$1,535.2	$1,646.8
Foreign Exchange Trading Income	92.9	141.8	358.3	381.6
Security Commissions and Trading Income	12.9	19.2	46.5	57.4
Treasury Management Fees	19.4	17.6	61.6	53.4
Gain on Visa Share Redemption	—	—	—	167.9
Other Operating Income	35.1	36.2	100.4	102.8
Security Gains and (Losses), including Other-Than-Temporary-Impairment (OTTI) Losses, net	(35.5)	(16.9)	(114.7)	(11.9)
Less: OTTI Recognized in Other Comprehensive Income	31.5	—	93.6	—

Total Investment Security Gains (Losses), net	(4.0)	(16.9)	(21.1)	(11.9)

Total Noninterest Income	679.4	672.8	2,080.9	2,398.0

Net Interest Income
Interest Income	333.2	640.9	1,081.7	1,906.9
Interest Expense	94.9	387.5	316.1	1,163.9

Net Interest Income	238.3	253.4	765.6	743.0
Provision for Credit Losses	60.0	25.0	175.0	55.0

Net Interest Income after Provision for Credit Losses	178.3	228.4	590.6	688.0

Noninterest Expenses
Compensation	283.6	230.3	830.0	822.5
Employee Benefits	59.6	52.4	187.1	172.4
Outside Services	108.7	106.5	306.5	306.6
Equipment and Software Expense	65.6	60.7	188.5	171.8
Occupancy Expense	45.3	41.8	127.5	122.9
Visa Indemnification Charges	(17.8)	30.0	(17.8)	(46.1)
Other Operating Expenses	54.2	632.3	73.6	782.5

Total Noninterest Expenses	599.2	1,154.0	1,695.4	2,332.6

Income (Loss) before Income Taxes	258.5	(252.8)	976.1	753.4
Provision (Benefit) for Income Taxes	70.6	(104.5)	312.2	300.9

Net Income (Loss)	$187.9	$(148.3)	$663.9	$452.5

Net Income (Loss) Applicable to Common Stock	$187.9	$(148.3)	$552.8	$452.5

Per Common Share
Net Income (Loss) - Basic	$.77	$(.66)	$2.35	$2.03
- Diluted	.77	(.66)	2.34	2.00
Cash Dividends Declared	.28	.28	.84	.84

Average Number of Common Shares Outstanding - Basic	241,415,698	221,899,198	233,475,552	220,944,632
- Diluted	242,631,248	221,899,198	234,526,417	224,240,453

NORTHERN TRUST CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2009	2008	2009	2008
Net Income	$187.9	$(148.3)	$663.9	$452.5
April 1 Cumulative Effect Adjustment from New Accounting Standard	—	—	(9.5)	—
Other Comprehensive Income (Loss) (net of tax and reclassifications) Security OTTI Losses Recognized in Other Comprehensive Income	(3.1)	—	(42.4)	—
Other Unrealized Gains (Losses) on Securities, net	44.0	(32.4)	209.7	(101.8)
Unrealized Gains (Losses) on Cash Flow Hedge Designations, net	(1.9)	(2.2)	15.9	(2.7)
Foreign Currency Translation Adjustments	(2.1)	(9.0)	(.8)	(1.7)
Pension and Other Postretirement Benefit Adjustments	3.4	1.8	8.9	6.3

Other Comprehensive Income (Loss)	40.3	(41.8)	191.3	(99.9)

Comprehensive Income	$228.2	$(190.1)	$845.7	$352.6

NORTHERN TRUST CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended September 30
(In Millions)	2009	2008
Preferred Stock
Balance at January 1	$1,501.3	$—
Redemption of Preferred Stock, Series B	(1,576.0)	—
Discount Accretion - Preferred Stock	74.7	—

Balance at September 30	—	—

Common Stock
Balance at January 1	379.8	379.8
Common Stock Issuance	28.8	—

Balance at September 30	408.6	379.8

Additional Paid-in Capital
Balance at January 1	178.5	69.1
Common Stock Issuance	805.3	—
Repurchase of Warrant to Purchase Common Stock	(87.0)	—
Treasury Stock Transactions - Stock Options and Awards	(31.2)	(26.7)
Stock Options and Awards - Amortization	24.4	29.9
Stock Options and Awards - Tax Benefits	3.9	33.6

Balance at September 30	893.9	105.9

Retained Earnings
Balance at January 1	5,091.2	4,556.2
April 1 Cumulative Effect of Applying FSP FAS 115-2 (ASC 320-10)	9.5	—
Net Income	663.9	452.5
Dividends Declared - Common Stock	(200.0)	(187.6)
Dividends Declared - Preferred Stock	(46.6)	—
Discount Accretion - Preferred Stock	(74.7)	—

Balance at September 30	5,443.3	4,821.1

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(494.9)	(90.3)
April 1 Cumulative Effect of Applying FSP FAS 115-2 (ASC 320-10)	(9.5)	—
Other Comprehensive Income (Loss)	191.3	(99.9)

Balance at September 30	(313.1)	(190.2)

Treasury Stock
Balance at January 1	(266.5)	(405.7)
Stock Options and Awards	68.9	195.8
Stock Purchased	(11.8)	(70.7)

Balance at September 30	(209.4)	(280.6)

Total Stockholders’ Equity at September 30	$6,223.3	$4,836.0

NORTHERN TRUST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(In Millions)	2009	2008
Cash Flows from Operating Activities:
Net Income	$663.9	$452.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	175.0	55.0
Client Support-Related (Benefit) Charges	(121.3)	571.4
Capital Support Agreement Payments	(66.7)	—
Depreciation on Buildings and Equipment	70.4	63.4
Amortization of Computer Software	94.7	81.9
Investment Security Losses, net	21.1	11.9
Amortization of Intangibles	12.0	13.7
Decrease in Receivables	63.7	88.1
Decrease in Interest Payable	(22.4)	(9.7)
Amortization and Accretion of Securities and Unearned Income	(37.7)	(10.6)
Excess Tax Benefits from Stock Incentive Plans	(3.9)	(33.6)
Net Increase in Trading Account Securities	(7.7)	(5.6)
Visa Indemnification Charges	(17.8)	(46.1)
Other Operating Activities, net	(130.8)	(313.1)

Net Cash Provided by Operating Activities	692.5	919.2

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	115.2	2,920.8
Net (Increase) Decrease in Time Deposits with Banks	2,565.2	(3,927.9)
Net (Increase) Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	(520.9)	.3
Purchases of Securities-Held to Maturity	(164.2)	(165.6)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	150.9	160.1
Purchases of Securities-Available for Sale	(12,239.4)	(10,430.9)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	10,695.3	5,809.2
Net (Increase) Decrease in Loans and Leases	2,507.2	(4,528.6)
Purchases of Buildings and Equipment, net	(106.6)	(64.4)
Purchases and Development of Computer Software	(137.0)	(157.6)
Net Increase in Client Security Settlement Receivables	(77.8)	(293.9)
Other Investing Activities, net	232.9	(171.8)

Net Cash Provided by (Used in) Investing Activities	3,020.8	(10,850.3)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(7,082.3)	11,226.0
Net Increase in Federal Funds Purchased	4,920.1	34.2
Net Decrease in Securities Sold under Agreements to Repurchase	(812.0)	(750.9)
Net Increase (Decrease) in Short-Term Other Borrowings	42.0	(1,804.6)
Proceeds from Term Federal Funds Purchased	11,921.5	84.7
Repayments of Term Federal Funds Purchased	(11,785.5)	(118.7)
Proceeds from Senior Notes & Long-Term Debt	500.0	1,863.1
Repayments of Senior Notes & Long-Term Debt	(371.8)	(859.5)
Treasury Stock Purchased	(8.6)	(63.9)
Net Proceeds from Stock Options	34.6	159.1
Excess Tax Benefits from Stock Incentive Plans	3.9	33.6
Cash Dividends Paid on Common Stock	(192.7)	(185.4)
Proceeds from Common Stock Issuance	834.1	—
Cash Dividends Paid on Preferred Stock	(46.6)	—
Redemption of Preferred Stock - Series B	(1,576.0)	—
Repurchase of Warrant to Purchase Common Stock	(87.0)	—
Other Financing Activities, net	146.9	281.6

Net Cash Provided by (Used in) Financing Activities	(3,559.4)	9,899.3

Effect of Foreign Currency Exchange Rates on Cash	83.8	(114.1)

Increase (Decrease) in Cash and Due from Banks	237.7	(145.9)
Cash and Due from Banks at Beginning of Year	2,648.2	3,921.6

Cash and Due from Banks at End of Period	$2,885.9	$3,775.7

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$338.5	$1,173.6
Income Taxes Paid	301.1	288.2

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2009 and 2008, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through October 30, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” (FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles”). Upon adoption as of September 30, 2009, FASB ASC Topic 105 is the sole source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB. FASB ASC Topic 105 does not alter existing GAAP and its adoption as of September 30, 2009 had no impact on Northern Trust’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (FASB ASC Topic 860, “Transfers and Servicing”). SFAS No. 166 amends SFAS No. 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. Northern Trust is currently assessing the impact of the adoption of SFAS No. 166; however, its impact on Northern Trust’s consolidated financial position and results of operations is not expected to be material.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB ASC Topic 810, “Consolidations”). SFAS No. 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes required by SFAS No. 166 on FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FASB ASC Topic 860, “Transfers and Servicing”), and concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for

Notes to Consolidated Financial Statements (continued)

interim and annual reporting periods that begin after November 15, 2009. Northern Trust is currently analyzing the statement and actively monitoring ongoing discussions among industry participants, accounting standard setters, and banking regulators regarding differing interpretations of its requirements. Significant interpretative issues remain open regarding when investment managers such as Northern Trust are required to consolidate certain assets in funds that they manage. Based on Northern Trust’s preliminary assessment, the value of assets in funds that may need to be consolidated is likely to be immaterial. Northern Trust will continue to closely monitor and evaluate the resolution of open questions regarding the statement as they could have a significant bearing on the impact of Northern Trust’s adoption of SFAS No. 167.

In August 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and that a company must consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. ASU 2009-05 is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC Topic 820 (previously, SFAS No. 157, “Fair Value Measurements and Disclosures”). No new fair value measurements are required by the new guidance. Adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 allows investors to use net asset value to estimate the fair value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values or their equivalents are calculated consistent with the AICPA Audit and Accounting Guide, “Investment Companies.” This methodology is considered a “practical expedient” as the fair-value measurement guidance in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (previously, SFAS No. 157, “Fair Value Measurements”) defines an asset’s fair value as its current exit price. ASU 2009-12 has limitations and disclosure requirements about the nature and terms of the investments within the scope of the new guidance. ASU 2009-12 is effective for interim and annual reporting periods that begin after December 15, 2009. Adoption of ASU 2009-12 is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. The hierarchy of valuation inputs (Levels 1, 2, and 3) is based on the extent to which the inputs are observable in the marketplace. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available.

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

Level 2 assets and liabilities also include derivative contracts such as foreign exchange, interest rate, and credit default swap contracts that are valued using widely accepted models that incorporate inputs readily observable in actively quoted markets and do not require significant judgment. Inputs to these models reflect the contractual terms of the contracts and, based on the type of instrument, can include foreign exchange rates, interest rates, credit spreads, and volatility inputs. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of Northern Trust’s derivative instruments. The resulting valuation adjustments are not considered material. Level 2 other assets represent investments in mutual funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset values.

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by fair value level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities Fair Value
September 30, 2009
Securities
Available for Sale
U.S. Government	$73.7	$—	$—	$—	$73.7
Obligations of States and Political Subdivisions	—	46.1	—	—	46.1
Government Sponsored Agency	—	11,289.6	—	—	11,289.6
Corporate Debt	—	2,723.5	—	—	2,723.5
Residential Mortgage-Backed	—	336.0	—	—	336.0
Other Asset-Backed	—	1,044.7	—	—	1,044.7
Auction Rate	—	—	450.6	—	450.6
Other	—	296.2	—	—	296.2

Total	73.7	15,736.1	450.6	—	16,260.4

Trading Account	—	10.0	—	—	10.0

Total	73.7	15,746.1	450.6	—	16,270.4

Other Assets
Derivatives	—	3,059.0	—	(911.8)	2,147.2
All Other	65.8	31.1	—	—	96.9

Total	65.8	3,090.1	—	(911.8)	2,244.1

Total Assets at Fair Value	$139.5	$18,836.2	$450.6	$(911.8)	$18,514.5

Other Liabilities
Derivatives	$—	$2,979.8	$126.1	$(1,591.2)	$1,514.7
All Other	3.7	—	95.3	—	99.0

Total Liabilities at Fair Value	$3.7	$2,979.8	$221.4	$(1,591.2)	$1,613.7

December 31, 2008

Securities
Available for Sale
U.S. Government	$19.9	$—	$—	$—	$19.9
Obligations of States and Political Subdivisions	—	31.6	—	—	31.6
Government Sponsored Agency	—	11,261.4	—	—	11,261.4
Corporate Debt	—	739.6	—	—	739.6
Residential Mortgage-Backed	—	439.3	—	—	439.3
Other Asset-Backed	—	1,133.3	—	—	1,133.3
Auction Rate	—	—	453.1	—	453.1
Other	—	336.2	—	—	336.2

Total	19.9	13,941.4	453.1	—	14,414.4

Trading Account	—	2.3	—	—	2.3

Total	19.9	13,943.7	453.1	—	14,416.7

Other Assets
Derivatives	—	4,968.7	—	(1,649.0)	3,319.7
All Other	58.5	27.2	—	—	85.7

Total	58.5	4,995.9	—	(1,649.0)	3,405.4

Total Assets at Fair Value	$78.4	$18,939.6	$453.1	$(1,649.0)	$17,822.1

Other Liabilities
Derivatives	$—	$4,466.5	$314.1	$(1,649.0)	$3,131.6
All Other	3.3	—	104.2	—	107.5

Total Liabilities at Fair Value	$3.3	$4,466.5	$418.3	$(1,649.0)	$3,239.1

*	As permitted under GAAP, Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist. As of September 30, 2009, derivative assets and liabilities have been further reduced by $221.2 million and $900.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 asset and liabilities for the three and nine months ended September 30, 2009 and 2008.

(In Millions)	Securities Available for Sale (1)			Other Liabilities
				Derivatives(2)		All Other (3)
Three Months Ended September 30	2009		2008	2009	2008	2009	2008
Fair Value at June 30	$474.5		$—	$(125.6)	$9.9	$(113.0)	$93.7
Realized and Unrealized Gains (Losses)
Included in Earnings	.6	(4)	—	(.5)	313.9	19.5	27.6
Included in Other Comprehensive Income	.8		—	—	—	—	—
Purchases, Sales, Issuances, and Settlements	(24.1)		—	—	—	(1.8)	7.7

Fair Value at September 30	$450.6		$—	$(126.1)	$323.8	$(95.3)	$129.0

Nine Months Ended September 30
Fair Value at January 1	$453.1		$—	$(314.1)	$—	$(104.2)	$162.9
Realized and Unrealized Gains (Losses)
Included in Earnings	3.3	(4)	—	121.3	323.8	23.3	(52.4)
Included in Other Comprehensive Income	36.1		—	—	—	—	—
Purchases, Sales, Issuances, and Settlements	(35.3)		—	66.7	—	(14.4)	18.5

Fair Value at September 30	$450.6		$—	$(126.1)	$323.8	$(95.3)	$129.0

(1)	Amounts reflect changes in the fair value of auction rate securities.
(2)	Amounts reflect changes in the fair value of the Capital Support Agreements.
(3)	Amounts reflect changes in the fair values of standby letters of credit and the net estimated liability for Visa related indemnifications.
(4)	Represents gains realized on the redemptions of auction rate securities by the issuers that are included within investment security gains (losses), net, in the consolidated statement of income.

Realized and unrealized gains and losses related to Level 3 other liabilities are included in other operating income or expense. Of the total realized and unrealized gains and losses included in earnings for the three and nine months ended September 30, 2009, losses of $.5 million and net gains of $29.4 million, respectively, relating to the valuation of the Corporation’s estimated liability under the Capital Support Agreements at September 30, 2009 were unrealized.

Impaired loans whose valuation was determined based on available collateral are classified as nonrecurring Level 3 assets. During the three and nine months ended September 30, 2009, respectively, Northern Trust provided an additional $6.5 million and $36.4 million, respectively, in specific reserves for credit losses to adjust impaired loans to their total estimated fair value of $22.0 million and $82.1 million, respectively. Reserves were based on the fair value of the loans’ collateral as supported by third party appraisals, discounted to reflect management’s judgment as to the realizable value of the collateral.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments. GAAP requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate fair value. It excludes from its scope nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values that add value to Northern Trust. Accordingly, the fair value disclosures presented below provide only a partial estimate of the fair value of Northern Trust. Financial instruments that are recorded at fair value on Northern Trust’s consolidated balance sheet have been discussed above. The following methods and assumptions were used in estimating the fair values of financial instruments that are not carried at fair value.

Held to Maturity Securities. The fair values of held to maturity securities are modeled by external pricing vendors or, in limited cases, modeled internally, using a discounted cash flow approach that incorporates current market yield curves and assumptions regarding anticipated prepayments and defaults.

Loans (excluding lease receivables). The fair values of one-to-four family residential mortgages were based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. The fair values of the remainder of the loan portfolio were estimated using a discounted cash flow method in which the interest component of the discount rate used was the rate at which Northern Trust would have originated the loan had it been originated as of the date of the consolidated financial statements. The fair values of all loans were adjusted to reflect current assessments of loan collectibility.

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

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; money market assets (includes federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets); customers’ acceptance liability; client security settlement receivables; federal funds purchased; securities sold under agreements to repurchase; other borrowings (includes Treasury Investment Program balances, term federal funds purchased, and other short-term borrowings); and liability on acceptances. As required by GAAP, the fair values required to be disclosed for demand, noninterest-bearing, savings, and money market deposits must equal the amounts disclosed in the consolidated balance sheet, even though such deposits are typically priced at a premium in banking industry consolidations.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the book and fair values of financial instruments.

(In Millions)	September 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$2,885.9	$2,885.9	$2,648.2	$2,648.2
Money Market Assets	24,134.3	24,134.3	26,293.8	26,293.8
Securities:
Available for Sale	16,260.4	16,260.4	14,414.4	14,414.4
Held to Maturity	1,186.5	1,215.5	1,154.1	1,156.1
Trading Account	10.0	10.0	2.3	2.3
Loans (excluding Leases)
Held to Maturity	26,806.4	26,965.2	29,378.4	29,506.0
Held for Sale	9.7	9.7	7.3	7.3
Client Security Settlement Receivables	787.1	787.1	709.3	709.3
Liabilities
Deposits:
Demand, Noninterest-Bearing, and Savings and Money Market	23,022.0	23,022.0	23,758.5	23,758.5
Savings Certificates, Other Time and Foreign Offices Time	32,302.1	32,340.1	38,647.9	38,676.4
Federal Funds Purchased	6,703.6	6,703.6	1,783.5	1,783.5
Securities Sold under Agreements to Repurchase	717.1	717.1	1,529.1	1,529.1
Other Borrowings	914.3	914.3	736.7	736.7
Senior Notes	1,557.0	1,613.9	1,052.6	998.4
Long Term Debt:
Subordinated Debt	1,151.7	1,168.2	1,365.7	1,277.6
Federal Home Loan Bank Borrowings	1,747.5	1,848.6	1,917.7	1,942.2
Floating Rate Capital Debt	276.7	142.1	276.7	208.8
Financial Guarantees	221.4	221.4	418.3	418.3
Loan Commitments	29.6	29.6	19.9	19.9
Derivative Instruments
Asset/Liability Management:
Foreign Exchange Contracts
Assets	51.6	51.6	103.0	103.0
Liabilities	70.8	70.8	121.9	121.9
Interest Rate Swap Contracts
Assets	121.0	121.0	170.2	170.2
Liabilities	6.1	6.1	31.8	31.8
Credit Default Swaps
Assets	.2	.2	38.4	38.4
Liabilities	.9	.9	.3	.3
Client-Related and Trading:
Foreign Exchange Contracts
Assets	2,743.0	2,743.0	2,931.8	2,931.8
Liabilities	2,695.8	2,695.8	2,591.1	2,591.1
Interest Rate Swap Contracts
Assets	142.7	142.7	190.7	190.7
Liabilities	141.9	141.9	184.9	184.9
Interest Rate Option Contracts
Assets	.5	.5	.3	.3
Liabilities	.5	.5	.3	.3

Notes to Consolidated Financial Statements (continued)

4. Securities – The following table summarizes the book and fair values of securities.

(In Millions)	September 30, 2009		December 31, 2008		September 30, 2008
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$73.7	$73.7	$19.9	$19.9	$20.0	$20.0
Obligations of States and Political Subdivisions	46.1	46.1	31.6	31.6	31.7	31.7
Government Sponsored Agency	11,289.6	11,289.6	11,261.4	11,261.4	9,868.8	9,868.8
Corporate Debt	2,723.5	2,723.5	739.6	739.6	149.2	149.2
Residential Mortgage-Backed	336.0	336.0	439.3	439.3	572.5	572.5
Other Asset-Backed	1,044.7	1,044.7	1,133.3	1,133.3	1,227.4	1,227.4
Auction Rate	450.6	450.6	453.1	453.1	—	—
Other	296.2	296.2	336.2	336.2	325.6	325.6

Subtotal	16,260.4	16,260.4	14,414.4	14,414.4	12,195.2	12,195.2

Held to Maturity
Obligations of States and Political Subdivisions	723.8	764.5	791.2	819.3	797.6	805.1
Government Sponsored Agency	87.1	89.4	55.0	56.1	37.2	37.3
Other	375.6	361.6	307.9	280.7	320.4	300.3

Subtotal	1,186.5	1,215.5	1,154.1	1,156.1	1,155.2	1,142.7

Trading Account	10.0	10.0	2.3	2.3	8.7	8.7

Total Securities	$17,456.9	$17,485.9	$15,570.8	$15,572.8	$13,359.1	$13,346.6

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	September 30, 2009
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$73.7	$—	$—	$73.7
Obligations of States and Political Subdivisions	44.8	1.3	—	46.1
Government Sponsored Agency	11,242.2	62.7	15.3	11,289.6
Corporate Debt	2,718.7	9.0	4.2	2,723.5
Residential Mortgage-Backed	482.3	—	146.3	336.0
Other Asset-Backed	1,047.6	.5	3.4	1,044.7
Auction Rate	435.6	19.7	4.7	450.6
Other	296.1	.1	—	296.2

Total	$16,341.0	$93.3	$173.9	$16,260.4

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	September 30, 2009
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$723.8	$41.1	$.4	$764.5
Government Sponsored Agency	87.1	2.4	.1	89.4
Other	375.6	—	14.0	361.6

Total	$1,186.5	$43.5	$14.5	$1,215.5

Notes to Consolidated Financial Statements (continued)

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale

	December 31, 2008
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$19.8	$.1	$—	$19.9
Obligations of States and Political Subdivisions	30.5	1.1	—	31.6
Government Sponsored Agency	11,256.4	37.7	32.7	11,261.4
Corporate Debt	743.7	.9	5.0	739.6
Residential Mortgage-Backed	638.3	1.7	200.7	439.3
Other Asset-Backed	1,241.0	—	107.7	1,133.3
Auction Rate	467.0	—	13.9	453.1
Other	336.2	—	—	336.2

Total	$14,732.9	$41.5	$360.0	$14,414.4

Reconciliation of Book Values to Fair Values of Securities Held to Maturity

	December 31, 2008
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$791.2	$28.6	$.5	$819.3
Government Sponsored Agency	55.0	1.1	—	56.1
Other	307.9	.2	27.4	280.7

Total	$1,154.1	$29.9	$27.9	$1,156.1

The following table provides the remaining maturity of securities as of September 30, 2009.

(In Millions)	Amortized Cost	Fair Value
Available for Sale Due in One Year or Less	$6,429.1	$6,392.1
Due After One Year Through Five Years	9,092.8	9,063.7
Due After Five Years Through Ten Years	425.8	411.5
Due After Ten Years	393.3	393.1

Total	$16,341.0	$16,260.4

Held to Maturity Due in One Year or Less	$144.4	$144.1
Due After One Year Through Five Years	471.1	483.7
Due After Five Years Through Ten Years	497.3	518.8
Due After Ten Years	73.7	68.9

Total	$1,186.5	$1,215.5

Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2009 and December 31, 2008.

Securities with Unrealized Losses as of September 30, 2009

	Less Than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$3.4	$.1	$2.9	$.3	$6.3	$.4
Government Sponsored Agency	976.7	7.0	511.3	8.4	1,488.0	15.4
Corporate Debt	1,074.9	4.2	—	—	1,074.9	4.2
Residential Mortgage-Backed	2.3	9.0	333.6	137.3	335.9	146.3
Other Asset-Backed	73.5	.4	578.9	3.0	652.4	3.4
Auction Rate	42.0	4.7	—	—	42.0	4.7
Other	11.6	3.8	36.8	10.2	48.4	14.0

Total	$2,184.4	$29.2	$1,463.5	$159.2	$3,647.9	$188.4

Securities with Unrealized Losses as of December 31, 2008

	Less Than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$13.0	$.2	$3.6	$.3	$16.6	$.5
Government Sponsored Agency	4,956.5	26.9	160.9	5.8	5,117.4	32.7
Corporate Debt	271.3	3.5	23.4	1.5	294.7	5.0
Residential Mortgage-Backed	56.8	11.6	379.4	189.1	436.2	200.7
Other Asset-Backed	471.8	35.5	661.5	72.2	1,133.3	107.7
Auction Rate	445.8	13.9	—	—	445.8	13.9
Other	7.4	7.1	28.3	20.3	35.7	27.4

Total	$6,222.6	$98.7	$1,257.1	$289.2	$7,479.7	$387.9

As of September 30, 2009, 261 securities with a combined fair value of $3.6 billion were in an unrealized loss position. Of the total $188.4 million of unrealized losses at September 30, 2009, the majority reflects the impact of credit and liquidity spreads on the valuations of residential mortgage-backed securities with unrealized losses totaling $146.3 million. Of these, 3 securities with total unrealized losses of $9.0 million have been in an unrealized loss position for less than 12 months. The remaining 33 securities with total unrealized losses of $137.3 million have been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A, which represented 73% of total residential mortgage-backed securities, had a total amortized cost and fair value of $333.7 million and $205.9 million, respectively, and were comprised primarily of sub-prime and Alt-A securities. Securities classified as “other asset-backed” at September 30, 2009 were predominantly floating rate, with average lives less than 5 years, and 100% were rated triple-A.

Notes to Consolidated Financial Statements (continued)

Unrealized losses of $15.4 million related to government sponsored agency securities are primarily attributable to widened credit spreads since their purchase. The majority of the $14.0 million of unrealized losses in securities classified as “other” at September 30, 2009 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $4.7 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $4.2 million within corporate debt securities primarily reflect widened credit spreads and 89% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of September 30, 2009 are attributable to changes in overall market interest rates, increased credit spreads, and reduced market liquidity.

A security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and Northern Trust intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment (OTTI) exists, the charge to earnings is limited to the amount of credit loss if Northern Trust does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. However, if an OTTI exists and Northern Trust intends to, or will more-likely-than-not be required to, sell the security before recovery of the security’s amortized cost basis, the entire difference between fair value and amortized cost is charged to earnings.

Security impairment reviews are conducted at least quarterly to identify and evaluate securities that have indications of possible OTTI. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. For each security meeting the requirements of our internal screening process, an extensive review is conducted to determine if OTTI has occurred.

While all securities are considered, the securities primarily impacted by the OTTI testing are residential mortgage-backed securities. To determine if an unrealized loss on a mortgage-backed security, including a residential mortgage-backed security, is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, roll rate from delinquency to

Notes to Consolidated Financial Statements (continued)

default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, an OTTI loss is recorded equal to the difference between the two amounts.

The factors used in developing the expected loss on mortgage-backed securities vary by year of origination and type of collateral. The expected loss on our subprime and Alt-A portfolios was developed using default roll rates ranging from 2% to 25% for underlying assets that are current and ranging from 30% to 90% for underlying assets that are 30 days or more past due as to principal and interest payments. Severities of loss ranging from 45% to 85% were assumed for underlying assets that may ultimately end up in default. During the nine months ended September 30, 2009, performance metrics specific to subprime and Alt-A loans deteriorated resulting in OTTI losses related to residential mortgage-backed securities recognized in the three months and nine months ended September 30, 2009, respectively, of $5.3 million in connection with six securities and $23.3 million in connection with twelve securities.

Credit Losses on Debt Securities. The table below provides information regarding credit-related losses recognized in earnings on debt securities other-than-temporarily impaired for the three and nine months ended September 30, 2009.

(In Millions)	Three Months Ended	Nine Months Ended
Cumulative Credit-Related Losses on Securities – Beginning of Period	$64.2	$46.2
Plus: Losses on Newly Identified Impairments	4.3	18.0
Additional Losses on Previously Identified Impairments	1.0	5.3

Cumulative Credit-Related Losses on Securities – End of Period	$69.5	$69.5

5. Loans and Leases – Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2009	December 31, 2008	September 30, 2008
U.S.
Residential Real Estate	$10,818.2	$10,381.4	$9,957.6
Commercial	6,807.5	8,253.6	7,741.7
Commercial Real Estate	3,126.9	3,014.0	2,940.8
Personal	4,738.8	4,766.7	4,629.0
Other	811.9	1,404.2	1,747.8
Lease Financing	1,015.2	1,143.8	1,122.6

Total U.S.	27,318.5	28,963.7	28,139.5
Non-U.S.	804.4	1,791.7	1,730.7

Total Loans and Leases	$28,122.9	$30,755.4	$29,870.2
Reserve for Credit Losses Assigned to Loans and Leases	(307.8)	(229.1)	(194.7)

Net Loans and Leases	$27,815.1	$30,526.3	$29,675.5

Notes to Consolidated Financial Statements (continued)

Other U.S. loans and non-U.S. loans included $1.0 billion at September 30, 2009, $1.9 billion at December 31, 2008, and $2.5 billion at September 30, 2008 of short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

The following table shows outstanding amounts of nonperforming and impaired loans as of September 30, 2009, December 31, 2008, and September 30, 2008.

(In Millions)	September 30, 2009	December 31, 2008	September 30, 2008
Nonperforming Loans	$292.3	$96.7	$58.8
Nonperforming Loans Classified as Impaired:
Impaired Loans with Reserves	$112.7	$31.5	$33.1
Impaired Loans without Reserves*	135.5	54.1	15.5

Total Impaired Loans	$248.2	$85.6	$48.6
Reserves for Impaired Loans	$45.7	$15.5	$7.9
Average Balance of Impaired Loans During the Period	$198.8	$31.5	$28.4

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.

At September 30, 2009, residential real estate loans totaling $9.7 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $25.9 million at September 30, 2009. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At September 30, 2009, legally binding commitments to extend credit totaled $25.7 billion compared with $25.4 billion at December 31, 2008, and $24.7 billion at September 30, 2008.

6. Reserve for Credit Losses – Changes in the reserve for credit losses were as follows:

(In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Balance at Beginning of Period	$319.1	$183.1	$251.1	$160.2
Charge-Offs	(46.9)	(1.5)	(97.3)	(9.2)
Recoveries	.8	1.2	3.8	1.8

Net Charge-Offs	(46.1)	(.3)	(93.5)	(7.4)
Provision for Credit Losses	60.0	25.0	175.0	55.0
Effect of Foreign Exchange Rates	—	(.3)	.4	(.3)

Balance at End of Period	$333.0	$207.5	$333.0	$207.5

Reserve for Credit Losses Assigned to:
Loans and Leases	$307.8	$194.7	$307.8	$194.7
Unfunded Commitments and Standby Letters of Credit	25.2	12.8	25.2	12.8

Total Reserve for Credit Losses	$333.0	$207.5	$333.0	$207.5

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

7. Pledged Assets – Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $23.5 billion on September 30, 2009, $23.6 billion on December 31, 2008 and $21.4 billion on September 30, 2008. Included in the September 30, 2009 pledged assets were securities available for sale of $684.2 million that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2009, December 31, 2008, and September 30, 2008 was $24.2 million, $32.4 million, and $127.3 million, respectively. There was no repledged collateral at September 30, 2009, December 31, 2008, or September 30, 2008.

8. Goodwill and Other Intangibles – The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at September 30, 2009, December 31, 2008, and September 30, 2008.

(In Millions)	September 30, 2009	December 31, 2008	September 30, 2008
Corporate and Institutional Services	$334.5	$322.6	$349.4
Personal Financial Services	66.9	66.8	60.6

Total Goodwill	$401.4	$389.4	$410.0

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at September 30, 2009, December 31, 2008, and September 30, 2008, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	September 30, 2009	December 31, 2008	September 30, 2008
Gross Carrying Amount	$156.9	$153.4	$160.1
Accumulated Amortization	92.2	80.2	76.1

Net Book Value	$64.7	$73.2	$84.0

Notes to Consolidated Financial Statements (continued)

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.1 million and $4.3 million for the quarters ended September 30, 2009 and 2008, respectively, and $12.0 million and $13.7 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization for the remainder of 2009 and for the years 2010, 2011, 2012, and 2013 is estimated to be $4.2 million, $14.6 million, $11.0 million, $10.8 million and $10.5 million, respectively.

9. Business Units – The tables on page 45, reflecting the earnings contribution of Northern Trust’s business units for the three and nine month periods ended September 30, 2009 and 2008, are incorporated by reference.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2009 and 2008, and changes during the three and nine months then ended.

(In Millions)	Beginning	Period Change		Ending
	Balance (Net of Tax)	Pre-Tax Amount	Tax Effect	Balance (Net of Tax)
Three Months Ended September 30, 2009
Unrealized Gains (Losses) on Securities Available for Sale	$(96.0)	$60.5	$(22.2)	$(57.7)
Less: Reclassification Adjustments	—	(4.1)	1.5	(2.6)

Net Unrealized Gains (Losses) on Securities Available for Sale	(96.0)	64.6	(23.7)	(55.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.9)	1.1	(.4)	(2.2)
Less: Reclassification Adjustments	—	4.2	(1.6)	2.6

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.9)	(3.1)	1.2	(4.8)
Foreign Currency Translation Adjustments	14.1	(3.7)	1.6	12.0
Pension and Other Postretirement Benefit Adjustments	(268.6)	—	—	(268.6)
Less: Reclassification Adjustments	—	4.9	(1.5)	3.4

Total Pension and Other Postretirement Benefit Adjustments	(268.6)	4.9	(1.5)	(265.2)

Accumulated Other Comprehensive Income (Loss)	$(353.4)	$62.7	$(22.4)	$(313.1)

Three Months Ended September 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(98.1)	$(34.6)	$12.8	$(119.9)
Less: Reclassification Adjustments	—	16.9	(6.3)	10.6

Net Unrealized Gains (Losses) on Securities Available for Sale	(98.1)	(51.5)	19.1	(130.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.5)	(.3)	.1	(3.7)
Less: Reclassification Adjustments	—	3.3	(1.3)	2.0

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.5)	(3.6)	1.4	(5.7)
Foreign Currency Translation Adjustments	28.5	58.2	(67.2)	19.5
Pension and Other Postretirement Benefit Adjustments	(75.3)	—	—	(75.3)
Less: Reclassification Adjustments	—	3.4	(1.6)	1.8

Total Pension and Other Postretirement Benefit Adjustments	(75.3)	3.4	(1.6)	(73.5)

Accumulated Other Comprehensive Income (Loss)	$(148.4)	$6.5	$(48.3)	$(190.2)

Nine Months Ended September 30, 2009
Unrealized Gains (Losses) on Securities Available for Sale	$(212.9)	$243.4	$(89.4)	$(58.9)
Cumulative Effect of Applying FSP FAS 115-2 (ASC 320-10)	—	(15.0)	5.5	(9.5)
Less: Reclassification Adjustments	—	(20.9)	7.6	(13.3)

Net Unrealized Gains (Losses) on Securities Available for Sale	(212.9)	249.3	(91.5)	(55.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	40.5	(14.9)	4.9
Less: Reclassification Adjustments	—	15.4	(5.7)	9.7

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	25.1	(9.2)	(4.8)
Foreign Currency Translation Adjustments	12.8	(40.3)	39.5	12.0
Pension and Other Postretirement Benefit Adjustments	(274.1)	—	—	(274.1)
Less: Reclassification Adjustments	—	14.7	(5.8)	8.9

Total Pension and Other Postretirement Benefit Adjustments	(274.1)	14.7	(5.8)	(265.2)

Accumulated Other Comprehensive Income (Loss)	(494.9)	248.8	(67.0)	(313.1)

Nine Months Ended September 30, 2008
Unrealized Gains (Losses) on Securities Available for Sale	$(28.7)	$(149.9)	$55.6	$(123.0)
Less: Reclassification Adjustments	—	11.9	(4.4)	7.5

Net Unrealized Gains (Losses) on Securities Available for Sale	(28.7)	(161.8)	60.0	(130.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.6)	1.7	(5.9)
Less: Reclassification Adjustments	—	(.3)	.1	(.2)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(3.0)	(4.3)	1.6	(5.7)
Foreign Currency Translation Adjustments	21.2	39.2	(40.9)	19.5
Pension and Other Postretirement Benefit Adjustments	(79.8)	—	—	(79.8)
Less: Reclassification Adjustments	—	10.3	(4.0)	6.3

Total Pension and Other Postretirement Benefit Adjustments	(79.8)	10.3	(4.0)	(73.5)

Accumulated Other Comprehensive Income (Loss)	$(90.3)	$(116.6)	$16.7	$(190.2)

Notes to Consolidated Financial Statements (continued)

11. Earnings Per Common Share Computations – The computations of net income (loss) per common share are presented in the following table and reflect the adoption of FASB EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FASB ASC 260-10-45-61A), on January 1, 2009.

($ In Millions Except Per Share Information)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Basic Earnings Per Common Share
Average Number of Common Shares Outstanding	241,415,698	221,899,198	233,475,552	220,944,632

Net Income (Loss)	$187.9	$(148.3)	$663.9	$452.5
Less: Dividends on Preferred Stock	—	—	111.1	—

Net Income (Loss) Applicable to Common Stock	$187.9	(148.3)	$552.8	452.5
Less: Earnings Allocated to Participating Securities	1.2	(1.0)	4.0	3.9

Earnings (Loss) Allocated to Common Shares Outstanding	$186.7	$(147.3)	$548.8	$448.6
Basic Earnings (Loss) Per Common Share	$.77	$(.66)	$2.35	$2.03

Diluted Earnings Per Common Share
Average Number of Common Shares Outstanding	241,415,698	221,899,198	233,475,552	220,944,632
Plus – Stock Option Dilution	1,215,550	—	1,050,865	3,295,821

Average Common and Potential Common Shares	242,631,248	221,899,198	234,526,417	224,240,453

Earnings (Loss) Allocated to Common and Potential Common Shares	$186.7	$(147.3)	$548.8	$448.6
Diluted Earnings (Loss) Per Common Share	$.77	$(.66)	$2.34	$2.00

Note: Common stock equivalents totaling 5,809,957 and 5,879,291 for the three and nine months ended September 30, 2009, respectively, and 18,300,500 and 556,498 for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

(In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Interest Income
Loans and Leases	$234.5	$290.9	$717.6	$877.7
Securities – Taxable	48.1	80.0	157.7	245.1
– Non-Taxable	8.1	8.8	25.6	27.1
Time Deposits with Banks	40.7	252.9	173.2	720.7
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	1.8	8.3	7.6	36.3

Total Interest Income	333.2	640.9	1,081.7	1,906.9

Interest Expense
Deposits	45.4	317.6	163.1	944.9
Federal Funds Purchased	1.5	6.8	3.9	28.4
Securities Sold Under Agreements to Repurchase	.3	4.5	1.0	21.6
Other Borrowings	1.0	4.5	3.1	18.3
Senior Notes	12.4	12.0	32.3	30.2
Long-Term Debt	33.5	39.8	109.2	112.4
Floating Rate Capital Debt	.8	2.3	3.5	8.1

Total Interest Expense	94.9	387.5	316.1	1,163.9

Net Interest Income	$238.3	$253.4	$765.6	$743.0

Notes to Consolidated Financial Statements (continued)

13. Visa Membership – In connection with Visa, Inc.’s (Visa) March 2008 initial public offering, a portion of the shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. Inc. (Visa U.S.A.) was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in the first quarter of 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero. These shares have restrictions as to their sale or transfer and the ultimate realization of their value is subject to future adjustments based on the resolution of outstanding indemnified litigation. Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa and is also required to recognize the contingent obligation to indemnify Visa for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value in accordance with GAAP.

During 2007, Northern Trust recorded charges and corresponding liabilities of $150.0 million relating to Visa indemnified litigation. In March 2008, Visa placed a portion of the proceeds from its initial public offering into an escrow account to fund the settlements of, or judgments in, the indemnified litigation. Northern Trust recorded $76.1 million, its proportionate share of the escrow account balance, in the first quarter of 2008 as an offset to the indemnification liabilities and related charges recorded in the fourth quarter of 2007, reducing the net indemnification liability to $73.9 million. In the third quarter of 2008, in consideration of Visa’s announced settlement of the litigation involving Discover Financial Services, Northern Trust recorded a charge of $30.0 million to increase the Visa indemnification liability. In the fourth quarter of 2008, Northern Trust fully reversed the $30.0 million charge recorded in the third quarter as Visa funded its litigation escrow account to cover the amount of the settlement. On July 16, 2009, Visa deposited additional funds in its litigation escrow account. Accordingly, in the third quarter of 2009, Northern Trust recorded its proportionate share of the deposit, $17.8 million, as a reduction to the Visa related indemnification liability and related charges. Visa’s funding resulted in a reduction in the future realization of the value of the outstanding shares held by Northern Trust and other Visa U.S.A. member banks.

Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $56.1 million at September 30, 2009, $73.9 million at December 31, 2008, and $103.9 million at September 30, 2008.

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

Notes to Consolidated Financial Statements (continued)

14. Income Taxes – Income tax expense of $70.6 million was recorded in the current quarter and resulted in an effective tax rate of 27.3%. The current quarter effective tax rate was 34.0% after excluding the $17.4 million of income tax benefits recognized as a result of the resolution of certain state and structured leasing tax positions taken in prior periods as discussed below. An income tax benefit of $104.5 million was recorded in the prior year quarter due to the pre-tax loss reported for the quarter. This resulted in a prior period effective tax rate of 41.3% as the operating loss resulted primarily from U.S. activities while foreign operations, with lower tax rates, remained profitable. The prior year quarter effective tax rate excluding the impact of client support, Visa indemnification, and leasing related charges was 32.0%. Total income tax expense was $312.2 million for the nine months ended September 30, 2009, representing an effective rate of 32.0%. The effective tax rate for the current period excluding the Visa related adjustments, the valuation adjustment for the CSA liability, and the $15.7 million of income tax benefits was 33.4%. This compares with $300.9 million in income tax expense and an effective rate of 39.9% for the prior year period. The effective tax rate for the nine months ended September 30, 2008, excluding the impact of the client support, Visa indemnification, and leasing related adjustments, was 32.3%.

As part of its audit of federal tax returns filed from 1997-2004, the Internal Revenue Service (IRS) challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. In September 2009, the Corporation reached a settlement agreement with the IRS with respect to certain of these transactions, resulting in the acceleration of $88.6 million in tax payments to the IRS. The acceleration of tax payments did not affect net income. The Corporation anticipates that the IRS will continue to disallow deductions relating to the remaining challenged leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2004. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of its structured leasing transactions vigorously.

Included in unrecognized tax benefits at December 31, 2008 were $292.0 million of U.S. federal and state tax positions related to leveraged leasing tax deductions. During the first quarter of 2009, Northern Trust sold certain of the structured leases challenged by the IRS. The terms of the settlement agreement with the IRS provided for gains recorded in the first quarter of 2009 on the sale of these leases to be tax exempt, resulting in a tax benefit in the current quarter which reduced current quarter income tax expense by $6.2 million. In connection with these sales, the amount of leveraged lease related uncertain tax positions was reduced by $136.2 million. The acceleration of tax payments relating to the sold leases did not affect net income. As a result of the settlement agreement reached in the third quarter of 2009, the amount of leveraged lease related uncertain tax positions was reduced by an additional $88.6 million, leaving a remaining balance of $67.2 million as of September 30, 2009. Other unrecognized tax benefits were reduced

Notes to Consolidated Financial Statements (continued)

by $8.3 million and related interest reserves were reduced by $2.9 million in the current quarter as a result of reaching resolution on certain state tax positions taken in prior periods.

GAAP requires a reallocation of lease income from the inception of a leveraged lease if during its term the expected timing of lease related income tax deductions is revised. For the three and nine months ended September 30, 2008, revised cash flow estimates regarding the timing of leveraged lease income tax deductions reduced interest income by $9.5 million and $38.9 million, respectively, and increased the provision for income taxes, inclusive of interest and penalties, by $3.4 million and $61.3 million, respectively. Revised cash flow estimates in the current quarter reduced interest income by $1.0 million and increased the provision for income taxes, inclusive of interest and penalties, by $.4 million.

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

Notes to Consolidated Financial Statements (continued)

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension cost of Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and nine months ended September 30, 2009 and 2008.

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2009	2008	2009	2008
Service Cost	$8.3	$7.4	$24.9	$22.2
Interest Cost	8.3	7.7	24.9	23.1
Expected Return on Plan Assets	(14.9)	(14.3)	(44.7)	(42.9)
Amortization:
Net Loss	3.0	2.0	9.0	6.0
Prior Service Cost	.3	.3	.9	.9

Net Periodic Pension Expense	$5.0	$3.1	$15.0	$9.3

Net Periodic Pension Expense Non-U.S. Plans	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2009	2008	2009	2008
Service Cost	$1.0	$1.1	$2.8	$3.4
Interest Cost	1.7	1.6	5.0	5.2
Expected Return on Plan Assets	(2.1)	(2.3)	(6.0)	(7.2)
Net Loss Amortization	.3	.1	.9	.3

Net Periodic Pension Expense	$.9	$.5	$2.7	$1.7

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2009	2008	2009	2008
Service Cost	$.6	$.5	$1.8	$1.5
Interest Cost	1.0	.9	3.0	2.7
Net Loss Amortization	1.0	.6	3.0	1.8

Net Periodic Pension Expense	$2.6	$2.0	$7.8	$6.0

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2009	2008	2009	2008
Service Cost	$.4	$.4	$1.2	$1.2
Interest Cost	.9	1.0	2.7	3.0
Amortization:
Transition Obligation	.2	.1	.6	.3
Net Loss	.1	.3	.3	.9

Net Periodic Benefit Expense	$1.6	$1.8	$4.8	$5.4

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the third quarter of 2009, the Corporation granted 1,033,574 nonqualified stock options with a total grant-date fair value of $19.0 million and 179,965 stock unit awards with a total grant-date fair value of $10.4 million. Compensation expense recorded in the third quarter of 2009 includes $8.3 million attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the grant date. Total share-based compensation expense for the three and nine months ended September 30, 2009 reflects the reversal of accruals related to performance stock units which are not expected to vest. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

($ In Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Stock Options	$13.5	$3.1	$23.3	$15.8
Stock and Stock Unit Awards	6.0	3.8	14.7	11.2
Performance Stock Units	(1.4)	(3.1)	(14.6)	5.3

Total Share-Based Compensation Expense	$18.1	$3.8	$23.4	$32.3

Tax Benefits Recognized	$6.7	$1.4	$8.6	$12.0

17. Variable Interest Entities – Northern Trust acts as investment advisor to Registered Investment Companies, Undertakings for the Collective Investment of Transferable Securities and certain unregistered short-term investment pools in which various clients of Northern Trust are investors. Although not obligated to do so, in 2008 the Corporation entered into Capital Support Agreements (CSAs) with certain of these entities (Entities) which held notes and other instruments issued by Whistlejacket Capital LLC and/or White Pine Finance LLC or asset backed securities whose values had been adversely impacted by widening risk premiums and liquidity spreads and significant rating agency downgrades. The Corporation entered into the CSAs to assist the Entities in maintaining net asset values of $1.00 in order to provide financial stability to the Entities and investors in the Entities. The CSAs also allowed the registered funds to hold assets that had fallen to below investment grade, thus avoiding a forced sale in an inactive market.

In the second quarter of 2009, as a part of the restructuring and final settlement related to Whistlejacket Capital LLC and White Pine Finance LLC, which were covered by eight of the nine CSAs, the Corporation made cash payments totaling $66.7 million. As a result of the restructuring and the related support payments, seven of the nine CSAs were terminated in June 2009.

Under the terms of the remaining two CSAs, which expire on November 6, 2009, the Corporation would be required to contribute capital to two funds (Funds), not to exceed $200.2 million in the aggregate and for no consideration, should certain asset loss events

Notes to Consolidated Financial Statements (continued)

occur. The estimated fair value of the Corporation’s contingent liability under the CSAs was $126.1 million and $314.1 million at September 30, 2009 and December 31, 2008, respectively, and was recorded within other liabilities in the consolidated balance sheet. The reduction in the liability reflects the cash payments of $66.7 million and an expense reduction associated with the valuation adjustment of the liability, both recorded in the second quarter of 2009.

Under GAAP the Funds are considered variable interest entities (VIE) and the CSAs are considered to reflect Northern Trust’s variable interest in the credit risk of the Funds. GAAP requires the disclosure of an entity’s maximum exposure to loss where it has a “significant” variable interest in an unconsolidated VIE. “Significant” is not defined and, as such, judgment is required. The variable interest holder, if any, that will absorb a majority of a VIE’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. Assessments of variable interests are based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis.

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

The following table summarizes Northern Trust’s significant involvement with unconsolidated VIEs as of September 30, 2009 and December 31, 2008:

(In Millions)	September 30, 2009	December 31, 2008
Fair Value of Assets Held By the Funds	$31,441.3	$114,157.2
Capital Support Agreement Contingent Liability	126.1	314.1
Maximum Exposure To Loss	200.2	550.0

The valuation of the contingent liability under the CSAs as of September 30, 2009 uses a proprietary model which incorporates agreement-specific assumptions. Significant inputs to the model are the period-end fair value and amortized cost of investments in the applicable Fund, the termination date of the CSA and future volatility assumptions based on historical trading volatility. For each CSA, the model performs a Monte Carlo simulation of the fair value of the covered investments in the Fund and the resulting fair value of the Fund. Each simulated path calculates the amount of funding that would be required by the particular CSA to bring the per unit NAV of the Fund to $.999. The estimated fair value of each CSA is the average of the results of the Monte Carlo simulation.

Notes to Consolidated Financial Statements (continued)

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.9 billion on September 30, 2009, $4.0 billion on December 31, 2008 and $3.7 billion on September 30, 2008. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $39.2 million at September 30, 2009, $30.3 million at December 31, 2008, and $25.1 million at September 30, 2008.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $81.8 billion at September 30, 2009, $82.7 billion at December 31, 2008, and $113.8 billion at September 30, 2008. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at September 30, 2009, December 31, 2008, or September 30, 2008 related to these indemnifications.

As discussed in further detail in Note 17, the estimated fair value of the Corporation’s contingent liability under Capital Support Agreements with certain Northern Trust investment vehicles, recorded within other liabilities in the consolidated balance sheet, was $126.1 million at September 30, 2009.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $56.1 million at September 30, 2009, $73.9 million at December 31, 2008, and $103.9 million at September 30, 2008.

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

19. Derivative Financial Instruments – Effective January 1, 2009, Northern Trust adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (FASB ASC 815 “Derivatives and Hedging”), which increased required disclosures regarding derivatives and hedging activities, including disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with GAAP.

Northern Trust enters into master netting agreements with many of our derivative counterparties. Certain of these agreements contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, was $1.1 billion. Northern Trust has posted collateral of $901 million against these liabilities and therefore the maximum amount of termination payments that could have been required at September 30, 2009 was $183 million. Accelerated settlement because of such events would not affect net income and would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Notes to Consolidated Financial Statements (continued)

Client-Related and Trading Derivative Instruments. In excess of 96% of Northern Trust’s derivatives outstanding at September 30, 2009 and 2008, measured on a notional value basis, related to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business Northern Trust also engages in proprietary trading of non-U.S. currencies. The following table shows the notional amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Credit risk is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

(In Millions)	September 30, 2009			September 30, 2008
	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$160,675.3	$2,743.0	$2,695.8	$187,160.7	$2,194.7	$2,084.4

Interest Rate Option Contracts	218.3	.5	.5	389.2	1.9	1.9

Interest Rate Swap Contracts	4,129.2	142.7	141.9	3,154.2	65.1	59.7

Futures Contracts	.3	—	—	1.4	—	.1

Total	$165,023.1	$2,886.2	$2,838.2	$190,705.5	$2,261.7	$2,146.1

Changes in the fair value of client related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign Exchange Contracts	Foreign Exchange Trading Income	$92.9	$358.3
Interest Rate Swap Contracts	Other Income	—	4.1

Total		$92.9	$362.4

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value, cash flow, or net investment hedges. Other derivatives that are entered into for risk management purposes as economic hedges are not formally designated as hedges and, therefore, are accounted for as if they were trading instruments.

Notes to Consolidated Financial Statements (continued)

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

(In Millions)	Derivative Instrument	Risk Classification	September 30, 2009			September 30, 2008
			Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability

Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$260.4	$—	$5.6	$3,734.1	$26.1	$56.5
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	121.0	.5	1,100.0	38.9	2.4

Cash Flow Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	—	—	—	100.0	.5	.5
Forecasted Foreign Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	1,625.7	50.9	56.5	1,282.1	44.6	48.5

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Net Investment	1,158.6	—	4.0	1,140.0	30.6	—

Total			$4,144.7	$171.9	$66.6	$7,356.2	$140.7	$107.9

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in fair value of these derivatives are recognized currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and nine months ended September 30, 2009.

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(1.9)	$(4.7)

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	31.7	(19.8)

Total			$29.8	$24.5

For fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under GAAP, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item.

Notes to Consolidated Financial Statements (continued)

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in accumulated other comprehensive income (AOCI), a component of stockholders’ equity. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of available for sale securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under GAAP, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. As of September 30, 2009, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and nine months ended September 30, 2009.

(In Millions)	Foreign Exchange Contracts	Interest Rate Swap Contracts
Three Months Ended September 30, 2009

Net Gain/(Loss) Recognized in AOCI (Effective Portion)	$(7.2)	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Trust, Investment and Other Servicing Fees	1.0	—
Other Operating Income	.2	—
Interest Income	3.1	—
Interest Expense	.2	—
Compensation	(6.0)	—
Employee Benefits	(1.8)	—
Equipment and Software Expense	(.1)	—
Occupancy Expense	(1.0)	—
Other Operating Expense	.2	—

Total	$(4.2)	$—

Nine Months Ended September 30, 2009

Net Gain/(Loss) Recognized in AOCI (Effective Portion)	$32.2	$—

Net Gain/(Loss) Reclassified from Accumulated AOCI to Earnings
Trust, Investment and Other Servicing Fees	18.4	—
Other Operating Income	1.4	—
Interest Income	11.9	.2
Interest Expense	(.1)
Compensation	(31.7)	—
Employee Benefits	(8.7)	—
Equipment and Software Expense	(.5)	—
Occupancy Expense	(4.4)	—
Other Operating Expense	(1.7)	—

Total	$(15.4)	$.2

Notes to Consolidated Financial Statements (continued)

Included in the $15.4 million of net derivative losses reclassified from AOCI during the nine months ended September 30, 2009 was $.1 million of net foreign exchange contract losses relating to cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions that were discontinued as it was no longer probable that the original forecasted transactions would occur. There were no net foreign exchange contract gains or losses relating to transactions that were discontinued because it was no longer probable that the original forecasted transactions would occur included in the $4.2 million of derivative losses reclassified during the three months ended September 30, 2009. It is estimated that a net loss of $5.7 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and nine months ended September 30, 2009 or 2008. Amounts recorded in AOCI would be reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary. The following table provides net investment hedge gains and losses recognized in AOCI during the three and nine months ended September 30, 2009.

(In Millions)	Amount of Hedging Instrument Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign Exchange Contracts	$(15.5)	$(73.8)
Sterling Denominated Subordinated Debt	7.4	(23.0)
Sterling Denominated Senior Debt	5.0	(15.3)

Total	$(3.1)	$(112.1)

Notes to Consolidated Financial Statements (continued)

Derivatives not formally designated as hedges under GAAP are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities and the credit risk of loans and leases. The following table identifies the types and classifications of risk management derivative instruments not formally designated as hedges, their notional and fair values, and the respective risks addressed.

(In Millions)	Derivative Instrument	Risk Classification	September 30, 2009			September 30, 2008
			Notional Value	Asset Fair Value	Liability Fair Value	Notional Value	Asset Fair Value	Liability Fair Value
Loans and Leases-Commercial and Other	Credit Default Swap Contracts	Credit	$102.5	$.2	$.9	$269.3	$17.6	$.1

Loans and Leases-Commercial and Other	Foreign Exchange Contracts	Foreign Currency	111.4	.7	2.2	89.3	1.5	.1

Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	58.7	—	8.1	50.4	.1	.2

Total			$272.6	$.9	$11.2	$409.0	$19.2	$.4

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount Recognized in Income
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Credit Default Swap Contracts	Other Income	$(1.2)	$(3.2)
Foreign Exchange Contracts	Other Income	(3.5)	(4.5)
Foreign Exchange Contracts	Other Income	(4.6)	(7.0)

Total		$(9.3)	$(14.7)

20. Warrant – On August 26, 2009, the Corporation repurchased at a cost of $87 million the warrant to purchase shares of the Corporation’s common stock issued to the U.S. Department of the Treasury under the Capital Purchase Program, completing Northern Trust’s participation in the Capital Purchase Program. The repurchase of the warrant was recorded as a decrease to additional paid-in capital in the consolidated statement of changes in stockholders’ equity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income totaled $187.9 million on a reported basis compared with a reported net loss of $148.3 million in the third quarter of last year. Reported net income per common share on a diluted basis for the third quarter was $.77 compared with a net loss per common share of $.66 reported in the third quarter of 2008. The prior year quarter’s results were negatively impacted by client support related charges totaling $561.5 million ($353.2 million after tax or $1.59 per common share). Operating earnings were $176.7 million, or $.72 per common share, compared with an operating loss of $129.4 million, or $.58 per common share, in the third quarter of last year. Operating results exclude a current quarter $17.8 million pre-tax benefit from the reduction of an indemnification liability related to Visa, Inc. (Visa), consistent with the current quarter’s increased funding by Visa of its litigation related escrow account, and a prior year $30.0 million pre-tax charge relating to Visa indemnifications.

The following table provides a reconciliation of operating earnings, a non-GAAP financial measure which excludes Visa related adjustments, to reported earnings prepared in accordance with U.S. generally accepted accounting principles (GAAP). Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with GAAP in order to provide a clearer indication of the results and trends in Northern Trust’s core businesses.

($ In Millions Except Per Share Data)	Third Quarter 2009		Third Quarter 2008
	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings (Loss)	$187.9	$.77	$(148.3)	$(.66)
Visa Indemnification Charges (net of tax effect of $6.6 in the current period and $11.1 in the prior period)	(11.2)	(.05)	18.9	.08

Operating Earnings (Loss)	$176.7	$.72	$(129.4)	$(.58)

The performance in the current quarter produced an annualized return on average common equity (ROE) of 11.91% versus (11.62)% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.05%, up from (.80)% last year.

Consolidated revenues stated on a fully taxable equivalent (FTE) basis totaled $927.6 million, down $10.9 million or 1% from last year’s third quarter revenues of $938.5 million. Trust, investment and other servicing fees increased 10% from last year to $523.1 million. Foreign exchange trading income decreased $48.9 million or 34% to $92.9 million from $141.8 million in the prior year. Net interest income on an FTE basis totaled $248.2 million, a decrease of 7%. Noninterest expenses on an operating basis exclude the current quarter’s $17.8 million pre-tax benefit from the reduction of the Visa related

Overview (continued)

indemnification accrual and the prior year quarter’s $30.0 million pre-tax charge associated with Visa related indemnifications. Noninterest expenses on an operating basis, which excludes Visa related adjustments, totaled $617.0 million in the current quarter and $1.12 billion in the prior year quarter, a current quarter decrease of 45% or $507.0 million. The prior year quarter included client support related charges totaling $561.5 million. Absent the prior year client support related charges, operating noninterest expenses increased by $54.5 million or 10%.

Noninterest Income

Noninterest income of $679.4 million for the quarter accounted for 73% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 56% of total taxable equivalent revenue. The increase in trust, investment and other servicing fees from the prior year quarter primarily reflects higher securities lending revenues, partially offset by the impact of lower market valuations on fees. Foreign exchange trading income results reflect lower currency volatility and client volumes compared to the exceptionally high levels experienced in 2008. Revenues from security commissions and trading income decreased due to lower revenue from core brokerage and transition management services.

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended September 30
(In Millions)	2009	2008	% Change
Trust, Investment and Other Servicing Fees	$523.1	$474.9	10%
Foreign Exchange Trading Income	92.9	141.8	(34)
Treasury Management Fees	19.4	17.6	11
Security Commissions and Trading Income	12.9	19.2	(32)
Other Operating Income	35.1	36.2	(4)
Investment Security Gains (Losses), net	(4.0)	(16.9)	77

Total Noninterest Income	$679.4	$672.8	1%

Assets under custody totaled $3.6 trillion at September 30, 2009. This represents an increase in assets under custody of 11% from June 30, 2009 and a 1% increase from September 30, 2008. Assets under management totaled $610.5 billion, a 9% increase from $558.9 billion at June 30, 2009 and a 6% decrease from $652.4 billion at September 30, 2008. The above changes in assets under custody and under management are in comparison to the twelve month decline in the S&P 500 index of 9%. The EAFE index (USD) remained relatively unchanged compared to the prior year quarter. As of the current quarter-end, managed assets were invested 42% in equities, 18% in fixed-income securities, and 40% in cash and other assets.

Noninterest Income (continued)

Assets Under Custody (In Billions)	September 30, 2009	June 30, 2009	December 31, 2008	September 30. 2008
Corporate & Institutional	$3,233.0	$2,908.3	$2,719.2	$3,217.0
Personal	321.9	300.2	288.3	314.2

Total Assets Under Custody	$3,554.9	$3,208.5	$3,007.5	$3,531.2

Assets Under Management (In Billions)	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
Corporate & Institutional	$469.0	$422.1	$426.4	$511.4
Personal	141.5	136.8	132.4	141.0

Total Assets Under Management	$610.5	$558.9	$558.8	$652.4

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

Trust, investment and other servicing fees from C&IS increased 27% from the year-ago quarter to $310.2 million, primarily reflecting higher securities lending revenues, partially offset by the impact of lower market valuations on fees. The largest component of C&IS fees is custody and fund administration fees, which decreased 9% to $150.4 million, driven primarily by lower market valuations as compared to the prior year quarter and the adverse impact of currency translation. Securities lending revenues totaled $82.0 million compared with a negative $4.6 million in the third quarter of last year. The current quarter increase was mainly due to a positive mark-to-market adjustment of approximately $57 million relating to previously unrealized asset valuation losses in a mark-to-market investment fund used in our securities lending activities. The prior year quarter included a negative mark-to-market adjustment of approximately $96 million. Excluding the impact of the mark-to-market adjustments, the current quarter decrease in securities lending fees of approximately $66 million reflects significantly reduced volumes and lower spreads on the investment of cash collateral. Fees from institutional asset management in the quarter totaled $61.0 million, down 11% from the prior year quarter.

Noninterest Income (continued)

C&IS assets under custody totaled $3.2 trillion at September 30, 2009, consistent with the prior year’s quarter, and included $1.9 trillion of global custody assets, 11% higher than a year ago. C&IS assets under management totaled $469.0 billion, an 8% decrease from the prior year. C&IS assets under management for the quarter included $110.7 billion of securities lending related collateral, a 39% decrease from the prior year quarter. Excluding securities lending collateral, C&IS assets under management totaled $358.3 billion compared with $329.7 billion in the prior year quarter, a $28.6 billion, or 9% increase. The above changes in assets under custody and under management are in comparison to the twelve month decline in the S&P 500 index of 9%. The EAFE index (USD) remained relatively unchanged compared to the prior year quarter. As of the current quarter-end, C&IS managed assets were invested 44% in equities, 14% in fixed-income securities, and 42% in cash and other assets.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter decreased 8% and totaled $212.9 million. The decrease in PFS fees resulted primarily from the impact of lower market valuations and the waiver of certain fees associated with money market funds due to the low level of short-term interest rates. PFS assets under custody totaled $321.9 billion at September 30, 2009, a 2% increase from $314.2 billion in the prior year quarter. PFS assets under management totaled $141.5 billion compared to $141.0 billion last year. The above changes in assets under custody and under management are in comparison to the twelve month decline in the S&P 500 index of 9%. As of the current quarter-end, PFS managed assets were invested 34% in equities, 32% in fixed-income securities, and 34% in cash and other assets.

The components of other operating income are provided below.

Other Operating Income	Three Months Ended September 30
(In Millions)	2009	2008	% Change
Loan Service Fees	$15.2	$7.6	98%
Banking Service Fees	13.7	10.1	38
Non-Trading Foreign Exchange Gains (Losses), net	(1.8)	1.6	(213)
Credit Default Swaps Gains (Losses), net	(1.2)	7.2	(117)
Other Income	9.2	9.7	(5)

Total Other Operating Income	$35.1	$36.2	(4)%

Net investment security losses totaled $4.0 million for the current quarter compared to losses of $16.9 million in the prior year quarter. The current quarter loss includes a $5.3 million pre-tax charge to reflect the credit related other-than-temporary impairment of certain residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio, compared to the credit related other-than-temporary impairment charge of $16.9 million pre-tax recorded in the prior year quarter.

Net Interest Income

Net interest income for the quarter totaled $238.3 million, 6% lower than the $253.4 million reported in the third quarter of 2008. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of hedging activities. When net interest income is adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income. Net interest income for the quarter, stated on an FTE basis, totaled $248.2 million, down 7% from $265.7 million reported in the prior year third quarter.

Average earning assets of $64.1 billion were 2% lower than a year ago, driven by a decrease in average money market assets, partially offset by growth in securities and loans. Loans and leases averaged $28.2 billion, up 2% from the third quarter of last year. The securities portfolio averaged $17.6 billion, up 38% from last year, primarily reflecting an increase in the average balance of government sponsored agency securities and corporate debt. Money market assets averaged $18.3 billion for the quarter, a decrease of 26% from the prior year. The net interest margin was lower at 1.54%, compared with 1.62% in the prior year quarter. In the prior year, revised cash flow estimates associated with certain structured lease transactions resulted in a $9.5 million reduction in interest income. The prior year quarter’s net interest margin, absent the leasing related adjustment, was 1.68%. The lower net interest margin in the current quarter primarily reflects the diminished value of non-interest bearing funds in the current low interest rate environment.

Average U.S. loans and leases outstanding during the quarter totaled $27.5 billion, 4% higher than the $26.3 billion in last year’s third quarter. Residential real estate loans averaged $10.8 billion in the quarter, up 10% from the prior year’s third quarter, and represented 38% of the average loan and lease portfolio. Commercial loans averaged $7.3 billion, up 3% from $7.1 billion last year, while personal loans averaged $4.7 billion, up 1% from last year’s third quarter. Loans outside the U.S. decreased $664.2 million on average from the prior year quarter to $743.9 million.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $41.3 billion, down 16% from the third quarter of 2008. Higher levels of U.S. office deposits were more than offset by a $13.2 billion or 34% decline in non-U.S. office deposits from last year’s third quarter. Average domestic retail deposit levels increased $4.7 billion due primarily to higher levels of money market deposit accounts and savings certificates. The decline in non-U.S. office deposits resulted primarily from a decrease in global custody related deposit balances. Other interest-related funds averaged $11.2 billion in the quarter compared with $7.8 billion in last year’s third quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. The increase in this funding category resulted primarily from higher levels of short term borrowings and senior notes. The increase in senior notes reflects the May 2009 issuance of $500 million of fixed-rate senior notes of the Corporation. Noninterest-related funds utilized to fund earning assets averaged $11.6 billion compared with $8.5 billion in last year’s third quarter, resulting primarily from higher

Net Interest Income (continued)

levels of U.S. office noninterest-bearing deposits and stockholders’ equity. The increase in shareholders’ equity reflects the May 2009 issuance of 17,250,000 shares of common stock of the Corporation.

Provision for Credit Losses

The provision for credit losses was $60.0 million in the third quarter compared with $25.0 million in the prior year quarter. The current quarter provision reflects the continued weakness in the broader economic environment. The reserve for credit losses at September 30, 2009 was $333.0 million compared with $319.1 million at June 30, 2009 and $207.5 million at September 30, 2008. Net charge-offs totaled $46.1 million for the quarter and included $14.7 million resulting from the sale of two nonperforming loans. Net charge-offs in the prior year quarter totaled $.3 million. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expenses	Three Months Ended September 30
(In Millions)	2009	2008	% Change
Compensation	$283.6	$230.3	23%
Employee Benefits	59.6	52.4	14
Outside Services	108.7	106.5	2
Equipment and Software Expense	65.6	60.7	8
Occupancy Expense	45.3	41.8	8
Visa Indemnification Charges	(17.8)	30.0	(159)
Other Operating Expenses	54.2	632.3	(91)

Total Noninterest Expenses	$599.2	$1,154.0	(48)%

The current quarter increase in compensation and employee benefit expenses primarily reflects the significant reductions in performance-based compensation and certain defined contribution benefit expense that were recorded in the prior year quarter to reflect the impact of the client support related charges on the 2008 full year performance. The increase also reflects higher staff levels. Staff on a full-time equivalent basis at September 30, 2009 totaled 12,400, up 2% from a year ago.

Expenses associated with outside services for the current quarter reflects higher expenses associated with technical services.

The remaining expense categories totaled $165.1 million in the current quarter, a decrease of $569.7 million or 78% compared to $734.8 million in the prior year’s quarter which included $561.5 million of client support related charges. Absent the client support related charges, the remaining expense categories totaled $173.3 million in the prior year quarter, reflecting a current quarter decrease of 5%. The current quarter decrease, absent the client support related charges, primarily reflects reduced business promotion and lower charges related to account servicing activities, partially offset by higher software related and occupancy expenses.

Other Operating Expenses

The components of other operating expenses are provided below.

Other Operating Expenses	Three Months Ended September 30
(In Millions)	2009	2008	% Change
Business Promotion	$13.5	$19.2	(30)%
Other Intangibles Amortization	4.1	4.3	(5)
FDIC Insurance Premiums	8.0	.7	NM
Client Support Related Charges	.5	561.5	NM
Other Expenses	28.1	46.6	(40)

Total Other Operating Expenses	$54.2	$632.3	(91)%

The increase in FDIC insurance premiums reflects higher domestic balances, assessment rates, and costs incurred to participate in the FDIC’s Transaction Account Guarantee Program compared to the prior year quarter. The decrease in other expenses reflects lower charges related to account servicing activities and a net decrease in other miscellaneous items.

In September 2009, the FDIC proposed that insured depository institutions be required to prepay estimated assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, inclusive of a proposed three basis point increase for the years 2011 and 2012. However, this proposal, which would not result in a change in the timing of insurance premium expense recognition, has not yet been approved.

Provision for Income Taxes

Income tax expense of $70.6 million was recorded in the current quarter and resulted in an effective tax rate of 27.3%. The current quarter includes $17.4 million of income tax benefits relating to the resolution of certain state and structured leasing tax positions taken in prior periods. The prior year quarter’s income tax benefit was $104.5 million due to the pre-tax loss reported, representing an effective tax rate of 41.3%. The effective tax rate for the current quarter excluding the $17.4 million of income tax benefits was 34.0%. The effective tax rate for the prior year quarter excluding the impact of client support and leasing related charges was 32.0%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three and nine month periods ended September 30, 2009 and 2008. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended September 30	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$310.2	$244.5	$212.9	$230.4	$—	$—	$523.1	$474.9
Other	123.0	181.0	33.7	32.3	(.4)	(15.4)	156.3	197.9
Net Interest Income (FTE) *	88.2	116.2	133.0	138.4	27.0	11.1	248.2	265.7

Revenues (FTE) *	521.4	541.7	379.6	401.1	26.6	(4.3)	927.6	938.5

Provision for Credit Losses	24.5	3.5	34.9	21.5	.6	—	60.0	25.0
Visa Indemnification Charges	—	—	—	—	(17.8)	30.0	(17.8)	30.0
Noninterest Expenses	323.7	763.3	261.7	355.0	31.6	5.7	617.0	1,124.0

Income before Income Taxes *	173.2	(225.1)	83.0	24.6	12.2	(40.0)	268.4	(240.5)
Provision for Income Taxes *	55.6	(89.8)	31.4	9.4	(6.5)	(11.8)	80.5	(92.2)

Net Income	$117.6	$(135.3)	$51.6	$15.2	$18.7	$(28.2)	$187.9	(148.3)

Percentage of Consolidated Net Income (Loss)	63%	91%	27%	(10)%	10%	19%	100%	100%

Average Assets	$35,320.5	$49,041.5	$24,645.7	$23,472.6	$11,241.1	$803.3	$71,207.3	$73,317.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.9 million for 2009 and $12.3 million for 2008.

Nine Months Ended September 30	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$908.1	$952.1	$627.1	$694.7	$—	$—	$1,535.2	$1,646.8
Gain on Visa Redemption	—	—	—	—	—	167.9	—	167.9
Other	452.9	492.6	102.7	91.9	(9.9)	(1.2)	545.7	583.3
Net Interest Income (FTE) *	343.5	349.1	395.5	377.7	57.0	53.8	796.0	780.6

Revenues (FTE) *	1,704.5	1,793.8	1,125.3	1,164.3	47.1	220.5	2,876.9	3,178.6

Provision for Credit Losses	44.1	5.7	130.3	49.3	.6	—	175.0	55.0
Visa Indemnification Charges	—	—	—	—	(17.8)	(46.1)	(17.8)	(46.1)
Noninterest Expenses	865.6	1,444.7	778.2	861.3	69.4	72.7	1,713.2	2,378.7

Income before Income Taxes *	794.8	343.4	216.8	253.7	(5.1)	193.9	1,006.5	791.0
Provision for Income Taxes *	277.9	161.9	82.4	96.6	(17.7)	80.0	342.6	338.5

Net Income	$516.9	$181.5	$134.4	$157.1	$12.6	$113.9	$663.9	$452.5

Percentage of Consolidated Net Income	78%	40%	20%	35%	2%	25%	100%	100%

Average Assets	$38,792.6	$46,860.7	$24,532.8	$22,251.9	$10,772.0	$1,791.7	$74,097.4	$70,904.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $30.4 million for 2009 and $37.6 million for 2008.

Corporate and Institutional Services

C&IS net income for the quarter was $117.6 million compared with a net loss of $135.3 million in the third quarter of 2008. The prior year quarter included pre-tax accounting charges of $483.2 million associated with client support related charges. Noninterest income was $433.2 million, up 2% from $425.5 million in last year’s third quarter. Trust, investment and other servicing fees from Corporate & Institutional Services (C&IS) increased 27% from the year-ago quarter to $310.2 million, primarily reflecting higher securities lending revenues, partially offset by the impact of lower market valuations on fees. C&IS custody and fund administration fees decreased 9% to $150.4 million, driven primarily by lower market valuations as compared to the prior year quarter and the adverse impact of currency translation. Securities lending fees totaled $82.0 million compared with a negative $4.6 million in the third quarter last year. The current quarter increase was mainly due to a positive mark-to-market adjustment of approximately $57 million relating to previously unrealized asset valuation losses in a mark-to-market investment fund used in our securities lending activities. The prior year quarter included a negative mark-to-market adjustment of approximately $96 million. Excluding the impact of the mark-to-market adjustments, the current quarter decrease in securities lending fees of approximately $66 million reflects significantly reduced volumes and lower spreads on the investment of cash collateral. Fees from institutional asset management in the quarter totaled $61.0 million, down 11% from the prior year quarter. Other noninterest income was $123.0 million compared with $181.0 million in last year’s third quarter. Foreign exchange trading income equaled $91.5 million, down 35% from last year’s third quarter, reflecting lower currency volatility and client volumes compared to the exceptionally high levels experienced in 2008.

Net interest income stated on an FTE basis was $88.2 million, down 24% from $116.2 million in last year’s third quarter. Earning assets averaged $30.6 billion for the quarter compared with $48.0 billion in the third quarter of last year, reflecting the decline in global custody related deposits which are primarily invested in short-term money market assets. The net interest margin equaled 1.14% compared with .96% reported in the prior year quarter. The increase is primarily attributable to the $9.5 million leasing related adjustment recorded in the prior year and reduced levels of lower-yielding short-term money market assets. The prior year quarter net interest margin absent the leasing adjustment would have been 1.04%.

A provision for credit losses of $24.5 million was recorded in the current quarter compared with $3.5 million recorded in the prior year third quarter. The provision for the current quarter reflects continued weakness in the broader economic environment.

Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $323.7 million compared with $763.3 million for the third quarter of last year. The prior year quarter’s balance reflects the client support related charges, partially offset by prior year reductions in performance-based compensation and certain defined contribution benefit expense to reflect the impact of the $483.2 million of client support related charges on the 2008 full year performance.

Personal Financial Services

PFS net income for the current quarter was $51.6 million compared to $15.2 million reported a year ago. The prior year quarter included pre-tax accounting charges of $88.2 million associated with client support related charges. Noninterest income was $246.6 million, down 6% from $262.7 million in last year’s third quarter. Trust, investment and other servicing fees in the quarter decreased 8% and totaled $212.9 million compared with $230.4 million a year ago. The decrease in PFS fees resulted primarily from the impact of lower market valuations and the waiver of certain fees associated with money market funds due to the low level of short-term interest rates. Other noninterest income totaled $33.7 million compared with $32.3 million in the prior year quarter.

Net interest income stated on an FTE basis was $133.0 million in the current quarter compared with $138.4 million in the prior year’s third quarter. The change primarily reflects the current low interest rate environment. The net interest margin was 2.17% in the current quarter, compared to 2.40% in the prior year quarter.

A provision for credit losses of $34.9 million was recorded in the current quarter compared with a provision of $21.5 million recorded in the prior year third quarter. The provision for the current quarter reflects the continued weakness in the broader economic environment. Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $261.7 million compared with $355.0 million for the third quarter of last year, a decrease of $93.3 million, or 26%. The decrease primarily reflects the client support related charges totaling $88.2 million recorded in the prior year quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Average assets increased $10.4 billion from the prior year quarter. Treasury and Other assets are invested primarily in short-term securities and money market assets and are funded primarily by short-term borrowings, senior notes and long-term debt, and noninterest-bearing deposits. Net interest income in the current quarter was $27.0 million, as compared to $11.1 million in the prior year quarter. The increase reflects the higher asset levels, partially offset by the low interest rate environment. Other noninterest income for the third quarter was a negative $.4 million, compared with a negative $15.4 million in the year-ago quarter, which included losses of $16.9 million recognized in connection with the write-down to estimated fair value of two asset-backed securities determined to be other-than-temporarily impaired as of September 30, 2008. Noninterest expense for the third quarter increased $25.9 million to $31.6 million, compared to $5.7 million in the year-ago third quarter, reflecting higher performance-based compensation in the current quarter and a prior year third quarter reallocation of client support related charges from Treasury and Other to PFS and C&IS.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $2.34 was reported for the nine months ended September 30, 2009 compared with $2.00 reported in the 2008 period. Net income for the period, on a reported basis totaled $663.9 million compared with $452.5 million for the same period in the prior year. Operating earnings for the current period, a non-GAAP measure which excludes a $17.8 million pre-tax benefit relating to a reduction in the Visa indemnification liability, totaled $652.7 million, or $2.29 per common share. Operating earnings for the prior year period, which exclude an after tax benefit of $153.5 million ($.68 per share) realized in connection with the March 2008 initial public offering of Visa common stock and a $30.0 million pre-tax Visa indemnification charge, totaled $317.9 million, or $1.40 per common share. The reported performance produced an annualized return on average common equity (ROE) of 12.81% for the nine months ended September 30, 2009, compared with 12.44% for the same period last year while the return on average assets was 1.20% compared with 0.85% in the previous year.

($ In Millions Except Per Share Data)	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$663.9	$2.34	$452.5	$2.00

First Quarter Visa Initial Public Offering and Indemnification Charge (net of tax effect of $90.5 in the prior period)	—	—	(153.5)	(.68)

Third Quarter Visa Indemnification Charge (net of tax effect of $6.6 in the current period and $11.1 in the prior period)	(11.2)	(.05)	18.9	.08

Operating Earnings	$652.7	$2.29	$317.9	$1.40

Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with generally accepted accounting principles in order to provide investors and others with a clearer indication of the results and trends in Northern Trust’s core businesses.

Prior period earnings on an operating basis included client support related charges totaling $571.4 million ($359.5 million after tax, or $1.60 per common share) and non-cash accounting charges associated with lease transactions of $38.9 million ($100.2 million after tax, or $.44 per common share).

Preferred stock dividends and discount accretion totaling $111.1 million were recognized in the current period in connection with Northern Trust’s participation in the U.S. Department of the Treasury’s (U.S. Treasury) Capital Purchase Program (CPP), which reduced earnings per share by $.48. The current year period’s results also include the $130.1 million pre-tax ($82.3 million after tax or $.35 per share) expense reduction associated with the valuation adjustment of the Capital Support Agreement (CSA) liability with certain Northern Trust investment vehicles.

Revenues on an operating basis, which excludes the Visa related adjustment, were $2.88 billion, down 4% from the prior year period’s $3.01 billion. Trust, investment and other servicing fees were $1.53 billion for the period, down 7% compared with $1.65 billion last year. Trust, investment and other servicing fees for the current period represented 53% of revenues, and total fee-related income represented 72% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS decreased 5% to $908.1 million from $952.1 million a year ago, primarily reflecting the impact of lower market valuations on fees, partially offset by new business. Custody and fund administration fees decreased 16% to $427.2 million compared to $511.5 million for the prior year, reflecting the decline in the equity markets for the first nine months of the year and the adverse impact of currency translation. Securities lending fees totaled $246.6 million compared with $177.2 million last year. The current period included a positive mark-to-market adjustment of approximately $134 million relating to previous unrealized asset valuation losses recorded in one mark-to-market investment fund used in our securities lending activities. This compares to a negative mark-to-market adjustment of approximately $168 million in the prior year period. Excluding the impact of the mark-to-market adjustments, the current period decrease in securities lending fees of approximately $232 million reflects significantly reduced volumes and a tightening of interest rate spreads. Fees from institutional asset management fell 15% to $182.5 million reflecting lower market valuations.

Trust, investment and other servicing fees from PFS decreased 10% and totaled $627.1 million compared with $694.7 million a year ago. The decrease in PFS fees resulted primarily from the impact of lower market valuations and the waiver of certain fees associated with money market funds due to the low level of short-term interest rates, partially offset by new business.

Foreign exchange trading income decreased 6% and totaled $358.3 million in the period compared with $381.6 million last year. The decrease is primarily driven by lower currency volatility and client volumes from the prior year’s exceptionally high levels. Revenues from security commissions and trading income were $46.5 million compared with $57.4 million in the prior year. Other operating income was $100.4 million for the period, compared with $102.8 million last year. The current period includes the impact of adverse mark-to-market adjustments recorded on certain credit default swap contracts used to mitigate credit risk associated with specific commercial credits, partially offset by higher commercial loan fees and gains resulting from the sale of leases.

Net investment security losses totaled $21.1 million for the current period and included $23.3 million of pre-tax charges to reflect the credit related other-than-temporary impairment of certain residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio. The prior year period’s net investment security losses totaled $11.9 million and included a $16.9 million other-than-temporary impairment charge.

Net Interest Income

Net interest income, stated on a fully taxable equivalent basis, totaled $796.0 million, an increase of 2% from $780.6 million reported in the prior year period. The prior year period included leasing related adjustments that reduced net interest income by $38.9 million. Total average earning assets of $66.4 billion were 6% higher than a year ago. The net interest margin was 1.60% for the current period, down from the prior period’s 1.67% (1.75% after excluding the impact of the prior period leasing adjustment), reflecting the diminished value of noninterest-related funding sources resulting from the significant interest rate cuts over the past year.

Provision for Credit Losses

The provision for credit losses was $175.0 million for the first nine months compared with $55.0 million in the prior year period, reflecting the impact of the prolonged weakness in the broader economic environment. Net charge-offs totaled $93.5 million in the current year period and included $14.7 million resulting from the sale of two nonperforming loans. Net charge-offs in the prior year period totaled $7.4 million. For a discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expenses

Operating noninterest expenses, which exclude Visa related adjustments, totaled $1.71 billion for the period, down $665.5 million or 28% from the prior year period of $2.38 billion. Compensation and employee benefit expenses of $1.02 billion compares to $994.9 million in the prior year period and represents 59% of total operating expenses. The current period increase reflects annual salary increases and higher staff levels.

Expenses associated with outside services totaled $306.5 million compared to $306.6 million last year. Higher expenses for technical services were offset by decreases in consulting expenses and global sub-custody and investment manager sub-advisor expenses.

The remaining noninterest expense categories on an operating basis, which excludes Visa related adjustments, totaled $389.6 million in the current period, down 64% from $1.08 billion in the prior year period. The prior year period included client support related charges totaling $571.4 million. The current period decrease on an operating basis, excluding the prior period client support related charges, totaled $116.2 million or 23%. This decrease primarily reflects the current period’s expense reduction associated with the valuation adjustment of the CSA liability, reduced business promotion, and lower charges related to account servicing activities, partially offset by a $44.3 million increase in FDIC insurance premiums, including a special assessment of $20.2 million in the second quarter of 2009, and increases in computer software expense.

Provision for Income Taxes

Total income tax expense was $312.2 million for the nine months ended September 30, 2009, representing an effective rate of 32.0%. This compares with $300.9 million in income tax expense and an effective rate of 39.9% for 2008. The current period includes $15.7 million of income tax benefits relating to the resolution of certain state and structured leasing tax positions taken in prior periods. The effective tax rate for the current period excluding the Visa related adjustments, the valuation adjustment for the CSA liability, and the $15.7 million of income tax benefits was 33.4%. The effective tax rate for the nine months ended September 30, 2008, excluding the impact of the Visa related adjustments and the client support and leasing related charges, was 32.3%.

BALANCE SHEET

Total assets at September 30, 2009 were $77.9 billion and averaged $71.2 billion for the third quarter, compared with total assets of $79.2 billion at September 30, 2008 and an average balance of $73.3 billion in the prior year third quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.1 billion at September 30, 2009 and averaged $28.2 billion for the third quarter, compared with $29.9 billion at September 30, 2008 and a $27.7 billion average for the third quarter last year. Securities totaled $17.5 billion at September 30, 2009 and averaged $17.6 billion for the quarter, compared with $13.4 billion at September 30, 2008 and $12.8 billion on average last year. Money market assets, which include federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets, totaled $24.1 billion at September 30, 2009 and averaged $18.3 billion in the third quarter, down 26% from the year-ago quarter’s average. The decrease in total assets was primarily due to a lower level of global custody related deposits, which are invested primarily in short-term money market assets, partially offset by an increase in short term borrowings.

Total stockholders’ equity increased to $6.2 billion at September 30, 2009 and averaged $6.3 billion, up 23% from prior year’s third quarter average stockholders’ equity of $5.1 billion. The increase in the average reflects the April 2009 issuance of 17,250,000 common shares in connection with a public offering and the retention of earnings. On June 17, 2009, the Corporation repurchased all of the preferred stock issued and sold to the U.S. Treasury under the CPP. On August 26, 2009, the Corporation repurchased the warrant to purchase shares of common stock that the Corporation issued and sold to the U.S. Treasury under the CPP.

BALANCE SHEET (continued)

Northern Trust’s risk-based capital ratios remained strong at September 30, 2009 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at September 30, 2009 that were above the level required for classification as a “well capitalized” institution. Shown below are the September 30, 2009 and 2008 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended September 30, 2009 or 2008 exceeded 10% of the consolidated total.

	September 30, 2009			September 30, 2008
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.3%	15.7%	9.0%	9.2%	11.4%	6.6%
The Northern Trust Company	12.4%	15.9%	7.9%	8.5%	11.6%	5.7%
Northern Trust, NA	10.0%	11.5%	8.3%	10.0%	11.2%	8.7%

The ratio of tier 1 common equity to risk-weighted assets, a non-GAAP financial measure, was 12.7% at September 30, 2009, up from 12.1% at June 30, 2009 and up from 8.7% at September 30, 2008. The following table provides a reconciliation of tier 1 common equity, which excludes preferred stock, to tier 1 capital calculated in accordance with applicable regulatory requirements.

($ in Millions)	September 30, 2009	June 30, 2009	September 30, 2008
Tier 1 Capital	$6,379.8	$6,314.7	$4,820.0

Floating Rate Capital Securities	268.4	268.4	268.3

Tier 1 Common Equity	$6,111.4	$6,046.3	$4,551.7

Tier 1 Capital Ratio	13.3%	12.6%	9.2%

Tier 1 Common Equity Ratio	12.7%	12.1%	8.7%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 90% of the total portfolio at September 30, 2009 composed of U.S. Treasury and government sponsored agency securities, Federal Home Loan Bank and Federal Reserve Bank stock, and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 10% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which 3% of the total portfolio was rated double-A, 4% of the total portfolio was rated below double-A, and 3% of the total portfolio was not rated by Standard and Poor’s or Moody’s Investors Service.

Securities Portfolio (continued)

Total gross unrealized losses within the investment securities portfolio at September 30, 2009 were $188.4 million as compared to $387.9 million at December 31, 2008. The $199.5 million decrease in unrealized losses from December 31, 2008 primarily reflects higher valuations of asset-backed securities due to an improvement in credit spreads experienced during 2009. Of the total gross unrealized losses on securities at September 30, 2009, $146.3 million relate to residential mortgage-backed securities. Residential mortgage-backed securities rated below double-A, which represented 73% of total residential mortgage-backed securities, had a total amortized cost and fair value at September 30, 2009 of $333.7 million and $205.9 million, respectively, and were comprised primarily of sub-prime and Alt-A securities. Asset-backed securities classified as “other” at September 30, 2009 were predominantly floating rate, with average lives less than 5 years, and were all rated triple-A.

As discussed further in Note 4 to the consolidated financial statements, Northern Trust adopted the FASB Staff Position No. 115-2, “Recognition and Presentation of Other-than-temporary-Impairments” (ASC 320-10), effective April 1, 2009. As a result of adopting this guidance, a cumulative effect adjustment of $9.5 million (after-tax) was recorded as of April 1, 2009 to reclassify the non-credit portion of previously recognized other-than-temporary-impairment from retained earnings to accumulated other comprehensive income. Northern Trust has evaluated residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment losses in accordance with this new guidance and with Northern Trust’s security impairment review policy. As a result of the continued deterioration in performance metrics specific to subprime and Alt-A loans, a $5.3 million pre-tax charge was recorded in the current quarter to reflect the credit related other-than-temporary impairment of certain residential mortgage-backed securities held within Northern Trust’s balance sheet investment portfolio. This charge was comprised of $1.0 million of additional charges relating to four securities previously determined to be other-than-temporarily impaired and $4.3 million of charges relating to two securities determined to be other-than-temporarily impaired in the current quarter.

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

Nonperforming Assets
(In Millions)	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual Loans
U.S.
Residential Real Estate	$94.3	$97.9	$32.7	$16.8
Commercial	97.2	47.2	21.3	28.7
Commercial Real Estate	99.0	76.9	35.8	6.5
Personal	1.1	5.8	6.9	6.8
Other	.7	.1	—	—

Total Nonaccrual Loans	292.3	227.9	96.7	58.8
Other Real Estate Owned	9.2	5.9	3.5	2.7

Total Nonperforming Assets	$301.5	$233.8	$100.2	$61.5

90 Day Past Due Loans Still Accruing	$18.3	$17.5	$27.8	$13.0

Nonaccrual loans and leases of $292.3 million at September 30, 2009 represented 1.04% of total loans and leases. The $64.4 million increase in nonaccrual loans during the current quarter primarily reflects the deterioration in overall economic conditions experienced over the past year. The duration and severity of the economic downturn, together with its impact on equity and real estate values, has had a negative effect Northern Trust’s loan portfolio, primarily the residential real estate, commercial, and commercial real estate segments, resulting in an increase in the number of loans that have been downgraded to nonperforming.

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. In order to limit its credit risk, Northern Trust focuses its lending efforts on existing clients with whom Northern Trust is seeking to establish a comprehensive financial services relationship. Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as Option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of conventional home mortgages and equity credit lines, which generally require a loan to collateral value of no more than 75% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Changes in collateral values, delinquency ratios, portfolio volume and concentration, and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative reserve factors that are applied in the determination of inherent reserve requirements.

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

A $60.0 million provision for credit losses was recorded in the third quarter of 2009 compared with a $25.0 million provision in the prior year third quarter. The current quarter provision reflects the weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three and nine months ended September 30, 2009 and 2008 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the inherent portion of the reserve and its components by loan category at September 30, 2009, June 30, 2009, December 31, 2008 and September 30, 2008.

Allocation of the Reserve for Credit Losses

	September 30, 2009		June 30, 2009		December 31, 2008		September 30, 2008
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$45.7	—%	$39.7	—%	$23.5	—%	7.9	—%

Inherent Reserve
Residential Real Estate	60.1	38	52.3	37	37.0	34	27.3	33
Commercial	135.4	24	138.0	25	114.7	27	105.0	26
Commercial Real Estate	60.5	11	54.2	11	43.8	10	40.7	10
Personal	21.0	17	24.4	17	19.7	15	16.0	15
Other	2.2	3	2.5	4	1.7	4	1.2	6
Lease Financing	2.4	4	2.1	3	3.3	4	3.4	4
Non-U.S.	5.7	3	5.9	3	7.4	6	6.0	6

Total Inherent Reserve	$287.3	100%	$279.4	100%	$227.6	100%	199.6	100%

Total Reserve	$333.0	100%	$319.1	100%	$251.1	100%	207.5	100%

Reserve Assigned to:
Loans and Leases	$307.8		$297.3		$229.1		194.7
Unfunded Loan Commitments and Standby Letters of Credit	25.2		21.8		22.0		12.8

Total Reserve for Credit Losses	$333.0		$319.1		$251.1		207.5

The increase in reserve levels from September 30, 2008 reflects weakness in the broader economic environment, including its impact on the level of nonperforming loans.

The reserve of $307.8 million assigned to loans and leases, as a percentage of total loans and leases, was 1.09% at September 30, 2009, compared with 1.02% at June 30, 2009 and .65% at September 30, 2008.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity, such as entry into capital support agreements and other client support actions; the impact of continuing disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from

FACTORS AFFECTING FUTURE RESULTS (continued)

such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate reserves therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the new Basel II capital regime and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial

FACTORS AFFECTING FUTURE RESULTS (continued)

institutions in reaction to recent economic turmoil; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management,” “Market Risk Management” and “Operational Risk Management” in the 2008 Annual Report to Shareholders (pages 47 – 58), in the section of the “Notes to Consolidated Financial Statements” in the 2008 Annual Report to Shareholders captioned “Note 25, Contingent Liabilities” (pages 91-92), in the sections of “Item 1 – Business” of the 2008 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Polices,” “Competition” and “Regulation and Supervision” (pages 2 –11), and in “Item 1A – Risk Factors” of the 2008 Annual Report on Form 10-K (pages 24 – 32) as updated by Part II, Item 1A “Risk Factors” of this report . All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NORTHERN TRUST CORPORATION

AVERAGE STATEMENT OF CONDITION

WITH ANALYSIS OF NET INTEREST INCOME

	Third Quarter
(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS)	2009			2008
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.2	$339.2	.17%	$8.2	$1,576.5	2.04%
Time Deposits with Banks	40.7	14,778.9	1.09	252.9	23,214.3	4.34
Federal Reserve Deposits and Other Interest-Bearing	1.6	3,155.4	.22	.1	21.2	2.24

Total Money Market Assets	42.5	18,273.5	.92	261.2	24,812.0	4.19

Securities
U.S. Government	.1	54.0	.38	.1	19.9	1.99
Obligations of States and Political Subdivisions	13.0	800.5	6.50	13.8	830.8	6.64
Government Sponsored Agency	35.3	11,748.3	1.19	62.0	9,148.0	2.70
Other	16.7	5,012.0	1.32	22.5	2,804.3	3.19

Total Securities	65.1	17,614.8	1.47	98.4	12,803.0	3.06

Loans and Leases	235.5	28,209.9	3.31	293.6	27,704.9	4.21

Total Earning Assets	$343.1	64,098.2	2.12%	$653.2	65,319.9	3.98%

Reserve for Credit Losses Assigned to Loans and Leases	—	(294.7)	—	—	(173.9)	—
Cash and Due from Banks	—	2,501.7	—	—	3,010.0	—
Other Assets	—	4,902.1	—	—	5,161.4	—

Total Assets	—	$71,207.3	—	—	$73,317.4	—

Average Source of Funds
Deposits
Savings and Money Market	$10.3	$11,629.2	.35%	$31.4	$7,711.9	1.61%
Savings Certificates	13.8	2,899.6	1.89	16.1	2,088.1	3.07
Other Time	4.0	1,235.0	1.29	4.5	604.0	2.96
Non-U.S. Offices - Interest-Bearing	17.3	25,495.2	.27	265.6	38,705.9	2.73

Total- Interest- Bearing Deposits	45.4	41,259.0	.44	317.6	49,109.9	2.57
Short-Term Borrowings	2.8	6,415.6	.17	15.8	3,337.7	1.90
Senior Notes	12.4	1,556.2	3.16	12.0	861.9	5.54
Long-Term Debt	33.5	2,989.9	4.44	39.8	3,279.3	4.83
Floating Rate Capital Debt	0.8	276.7	1.17	2.3	276.6	3.31

Total Interest-Related Funds	94.9	52,497.4	.72	387.5	56,865.4	2.71

Interest Rate Spread	—	—	1.40%	—	—	1.27%
Noninterest-Bearing Deposits	—	9,730.8	—	—	7,880.1	—
Other Liabilities	—	2,716.9	—	—	3,494.0	—
Stockholders’ Equity	—	6,262.2	—	—	5,077.9	—

Total Liabilities and Stockholders’ Equity	—	$71,207.3	—	—	$73,317.4	—

Net Interest Income/Margin (FTE Adjusted)	$248.2	—	1.54%	$265.7	—	1.62%

Net Interest Income/Margin (Unadjusted)	$238.3	—	1.47%	$253.4		1.54%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

(In Millions)	Third Quarter 2009/2008
	Change Due To
	Average Balance	Rate	Total
Earning Assets (FTE)	$(26.6)	$(283.5)	$(310.1)
Interest-Related Funds	(30.1)	(262.5)	(292.6)

Net Interest Income (FTE)	$3.5	$(21.0)	$(17.5)

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NORTHERN TRUST CORPORATION

AVERAGE STATEMENT OF CONDITION

WITH ANALYSIS OF NET INTEREST INCOME

	Nine Months
(INTEREST AND RATE ON A TAXABLE EQUIVALENT BASIS)	2009			2008
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.6	$397.4	.21%	$35.8	$1,841.7	2.60%
Time Deposits with Banks	173.2	15,657.3	1.48	720.7	22,672.6	4.25
Federal Reserve Deposits and Other Interest-Bearing	7.0	4,029.8	.23	.5	28.9	2.31

Total Money Market Assets	180.8	20,084.5	1.20	757.0	24,543.2	4.12

Securities
U.S. Government	.2	31.9	.63	.4	18.9	2.12
Obligations of States and Political Subdivisions	40.9	827.9	6.59	42.1	842.4	6.66
Government Sponsored Agency	116.9	12,131.9	1.29	187.1	8,069.8	3.10
Other	52.2	4,312.2	1.62	71.0	2,694.0	3.53

Total Securities	210.2	17,303.9	1.62	300.6	11,625.1	3.45

Loans and Leases	721.1	28,989.3	3.33	886.9	26,454.1	4.48

Total Earning Assets	$1,112.1	66,377.7	2.24%	$1,944.5	62,622.4	4.15%

Reserve for Credit Losses Assigned to Loans and Leases	—	(266.3)	—	—	(162.3)	—
Cash and Due from Banks	—	2,495.3	—	—	3,533.6	—
Other Assets	—	5,490.7	—	—	4,910.6	—

Total Assets	—	$74,097.4	—	—	$70,904.3	—

Average Source of Funds
Deposits
Savings and Money Market	$44.9	$10,804.0	.56%	$112.1	$7,698.9	1.94%
Savings Certificates	46.3	2,832.7	2.19	54.0	2,020.1	3.57
Other Time	12.6	1,029.4	1.64	14.5	563.2	3.44
Non-U.S. Offices - Interest-Bearing	59.3	27,374.0	.29	764.3	36,221.8	2.82

Total Interest- Bearing Deposits	163.1	42,040.1	.52	944.9	46,504.0	2.71
Short-Term Borrowings	8.0	6,132.5	.17	68.3	3,920.6	2.33
Senior Notes	32.3	1,330.7	3.24	30.2	725.6	5.56
Long-Term Debt	109.2	3,125.4	4.67	112.4	2,911.1	5.16
Floating Rate Capital Debt	3.5	276.7	1.69	8.1	276.6	3.91

Total Interest-Related Funds	316.1	52,905.4	.80	1,163.9	54,337.9	2.86

Interest Rate Spread	—	—	1.44%	—	—	1.29%
Noninterest-Bearing Deposits	—	11,364.3	—	—	8,505.1	—
Other Liabilities	—	3,139.5	—	—	3,203.3	—
Stockholders’ Equity	—	6,688.2	—	—	4,858.0	—

Total Liabilities and Stockholders’ Equity	—	$74,097.4	—	—	$70,904.3	—

Net Interest Income/Margin (FTE Adjusted)	$796.0	—	1.60%	$780.6	—	1.67%

Net Interest Income/Margin (Unadjusted)	$765.6	—	1.54%	$743.0	—	1.58%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

(In Millions)	Nine Months 2009/2008
	Change Due To
	Average Balance	Rate	Total
Earning Assets (FTE)	$94.3	$(926.7)	$(832.4)
Interest-Related Funds	(18.6)	(829.2)	(847.8)

Net Interest Income (FTE)	$112.9	$(97.5)	$15.4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 56 of this document.

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

The information presented in Note 18 titled “Contingent Liabilities” beginning on page 30 of this Form 10-Q is incorporated herein by reference.

On January 16, 2009, an amended complaint was filed in the putative class action lawsuit currently pending in the United States District Court for the Northern District of Illinois against the Corporation and others. The defendants named in the amended complaint are the Corporation, the Bank, the Northern Trust Employee Benefits Administrative Committee and its members, the Northern Trust Employee Benefits Investment Committee and its members, and certain other officers, including the present Chief Executive Officer of the Corporation and the former Chief Executive Officer of the Corporation, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to January 14, 2009. The complaint purports to allege breaches of fiduciary duty in violation of the Employee Retirement Income Security Act (ERISA) related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages. At this early stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A.	Risk Factors

As previously reported, we repurchased all of the preferred stock we issued and sold to the U.S. Treasury under the CPP on June 17, 2009, and on August 26, 2009 we repurchased the warrant to purchase shares of our common stock that we issued and sold to the U.S. Treasury under the CPP.

In light of these actions, as previously reported, risk factors set forth in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 arising specifically from our participation in the CPP no longer apply to the Corporation. In addition, the risk factor relating to compliance with evolving regulations is revised to read as follows:

Compliance with evolving regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Although our repurchase of the preferred stock and warrant we issued and sold to the U.S. Treasury under the CPP eliminated restrictions placed upon us under the agreements relating to our participation in that program, in light of current economic conditions, banks and other financial services companies such as us will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. The full scope and impact of existing regulations and of new legislation and implementing regulations that may be issued in the future is uncertain and difficult to predict.

Item 1A.	Risk Factors (continued)

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

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan

July 1-31, 2009	10,952	$57.87	10,952

August 1-31, 2009	—	—	—

September 1-30, 2009	269	54.09	269

Total (Third Quarter)	11,221	$57.78	11,221	7,349,367

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a) Exhibits

(10)	Material Contracts

(i)	Northern Partners Incentive Plan – North American Plan (amends and restates Exhibit (10) (i) filed with the Form 10-Q for the quarter ended September 30, 2004, as amended by Exhibit (10)(xxx)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2005)

(ii)	Northern Partners Incentive Plan – EMEA Plan

(iii)	Northern Partners Incentive Plan – APAC Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: October 30, 2009	By:	/S/ WILLIAM L. MORRISON
William L. Morrison
Executive Vice President and Chief Financial Officer

Date: October 30, 2009	By:	/S/ AILEEN B. BLAKE
Aileen B. Blake
Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

(i)     Northern Partners Incentive Plan – North American Plan (amends and restates Exhibit (10) (i) filed with the Form 10-Q for the quarter ended September 30, 2004, as amended by Exhibit (10)(xxx)(1) filed with the Annual Report on Form 10-K for the year ended December 31, 2005)

(ii) Northern Partners Incentive Plan – EMEA Plan

(iii) Northern Partners Incentive Plan – APAC Plan

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

(i)     Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.