Form 10-K
period 2009-12-31
NORTHERN TRUST CORP
filed 2010-02-26
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, large “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2009 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $12,239,497,407. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 24, 2010, 241,804,518 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the Fiscal Year Ended December 31, 2009—Part I and Part II

2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2010—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, investment management, banking and fiduciary solutions for corporations, institutions and affluent individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has 79 offices in 18 U.S. states and 16 international locations outside the U.S. At December 31, 2009, the Corporation had consolidated total assets of $82.1 billion and stockholders’ equity of $6.3 billion.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2009, the Bank had consolidated assets of $68.8 billion and common equity capital of $4.8 billion.

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

BUSINESS UNITS

Under the leadership of Frederick H. Waddell, the Chairman of the Board, President, and Chief Executive Officer of the Corporation, Northern Trust organizes its services globally around its two client-focused principal business units: Corporate and Institutional Services (C&IS) and Personal Financial Services (PFS). Two other business units provide services to the two principal business units: Northern Trust Global Investments (NTGI), which provides investment management, and Operations and Technology (O&T), which provides operating and systems support.

Financial information regarding the Corporation and its business units is included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009. In particular, for a discussion of significant developments in the business of the Corporation, and the impact on the financial results of the Corporation and its business units for the fiscal year ended December 31, 2009, you are urged to review the section entitled “Consolidated Results of Operations” on pages 24 through 32 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, which is incorporated herein by reference.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate and Institutional Services

C&IS is a leading global provider of asset servicing, asset management, and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, and government funds. C&IS also offers a full range of commercial banking services, placing special emphasis on developing and supporting institutional relationships in two target markets: large and mid-sized corporations and financial institutions. Asset servicing, asset management, and related services encompass a full range of state-of-the-art capabilities including: global master trust and custody, trade settlement, and reporting; fund administration; cash management; investment risk and performance analytical services; and investment operations outsourcing. Client relationships are managed through the Bank and the Bank’s and the Corporation’s subsidiaries, including support from international locations in North America, Europe, the Asia-Pacific region and the Middle East. Asset servicing relationships managed by C&IS often include investment management, securities lending, transition management, and commission recapture services provided through NTGI. C&IS also provides related foreign exchange services in the U.S., U.K., and Singapore. At December 31, 2009, total C&IS assets under custody were $3.3 trillion and assets under management were $482.0 billion.

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

PFS is one of the largest providers of personal trust services in the United States, with $331.1 billion in assets under custody and $145.2 billion in assets under management at December 31, 2009. PFS services are delivered through a network of 79 offices in 18 U.S. states as well as offices in London and Guernsey.

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

Corporate Financial Management Group

The Corporate Financial Management Group includes the Chief Financial Officer, Controller, Treasurer, Corporate Development, Investor Relations, and Procurement functions. The Group is responsible for Northern Trust’s accounting and financial infrastructure and for managing the Corporation’s financial position.

Corporate Risk Management Group

The Corporate Risk Management Group includes the Credit Policy and other Corporate Risk Management functions. The Credit Policy function is described in the “Loans and Other Extensions of Credit” section of the Annual Report to Stockholders for the year ended December 31, 2009 on pages 52-59. The Corporate Risk Management Group monitors, measures, and facilitates the management of risks across the businesses of the Corporation and its subsidiaries.

GOVERNMENT MONETARY AND FISCAL POLICIES

The earnings of Northern Trust are affected by numerous external influences. Chief among these are general economic conditions, both domestic and international, and actions that governments and their central banks take in managing their economies. These general conditions affect all of Northern Trust’s businesses, as well as the quality, value, and profitability of their loan and investment portfolios.

The Board of Governors of the Federal Reserve System (Federal Reserve Board) is an important regulator of U.S. economic conditions and has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by the Federal Reserve Board’s open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of Northern Trust’s resources.

COMPETITION

The businesses in which Northern Trust operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations.

Northern Trust’s principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service to its clients that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a select group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected markets with good growth characteristics and providing a high level of individualized service to its clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to operate with a strong management team that includes senior officers having broad experience and long tenures.

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

REGULATION AND SUPERVISION

Financial Holding Company Regulation

Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956 (BHCA) as amended by the Gramm-Leach-Bliley Act (GLBA). Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance fund of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or other creditors.

Under the BHCA, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking. As a financial holding company, the Corporation is permitted to engage in other activities that the Federal Reserve Board, working with the Secretary of the Treasury, determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or to acquire shares of companies engaged in such activities. Activities defined to be financial in nature include: providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitations. They also include activities previously determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Corporation may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank, without the prior approval of the Federal Reserve Board.

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

The Corporation’s national bank subsidiaries are members of the Federal Reserve System and are subject to regulation by the Office of the Comptroller of the Currency (OCC), with deposits insured by the FDIC to the extent provided by the Federal Deposit Insurance Act and FDIC regulations. Northern Trust Bank, FSB is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision and the FDIC. Its deposits are insured by the FDIC.

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

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the United States are subject to regulation by a number of non-U.S. regulatory agencies. Subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom, for example, are authorized to do so pursuant to the UK Financial Services and Markets Act of 2000 or are otherwise subject to regulation by the Financial Services Authority (FSA). The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the United States are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2009, each of Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

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

The Corporation’s participation in these various programs has been limited to the capital purchase program (CPP) under the Troubled Assets Relief Program (TARP), participation by certain of its subsidiary depository institutions in the FDIC’s Transaction Account Guarantee Program, and by certain funds advised by a subsidiary of the Corporation in the Temporary Guaranty Program for Money Market Funds, each of which is described below. However, the Corporation continues to monitor each of the programs announced to date and the other legislative and regulatory developments that continue to emerge in reaction to the global financial crisis and evaluate the need for, and the relative advantages and disadvantages to, participation by the Corporation in those various programs.

Troubled Assets Relief Program (TARP) — Under TARP, the U.S. Treasury has authorized a voluntary CPP to purchase up to $250 billion of senior preferred shares and warrants of qualifying financial institutions that elect to participate. On November 14, 2008, as part of the CPP, the Corporation issued and sold to the U.S. Treasury (i) 1,576,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, without par value and having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 3,824,624 shares of the Corporation’s common stock, at an exercise price of $61.81 per share, for an aggregate purchase price of $1.576 billion in cash. On June 17, 2009, the Corporation repurchased all of the preferred stock issued and sold to the U.S. Treasury under the CPP. On August 26, 2009, the Corporation repurchased the warrant to purchase shares of common stock that the Corporation issued and sold to the U.S. Treasury under the CPP, completing the Corporation’s participation in the CPP.

Temporary Guarantee Program for Money Market Mutual Funds — In late September 2008, the U.S. Treasury opened its Temporary Guarantee Program for Money Market Mutual Funds (Temporary Guarantee Program). The U.S. Treasury will guarantee the share price of any publicly–offered eligible money market fund that applies for and pays a fee to participate in the Temporary Guarantee Program. The Temporary Guarantee Program was designed to address temporary dislocations in credit markets. Initially, the program was going to run through April 30, 2009 but it was extended to September 18, 2009, at which point the program expired. Certain funds advised by a subsidiary of the Corporation have participated in this program.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its banking subsidiaries and commit resources to their support. This support may be required by the Federal Reserve Board at times when, absent this Federal Reserve Board policy, it would not otherwise be provided. The Corporation has source of strength agreements in place with its existing subsidiaries evidencing its commitment to provide such support as needed. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banks.

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

	Risk-Based and Leverage Ratios as of December 31, 2009
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.4%	15.8%	8.8%
The Northern Trust Company	12.7	16.1	7.7
Northern Trust, N.A.	9.5	11.0	8.2
Northern Trust Bank, FSB	9.8	12.3	8.3

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

The Corporation also is subject to the framework for risk-based capital adequacy, sometimes referred to as Basel II, which was developed by the Basel Committee on Banking Supervision and has been endorsed by the central bank governors and heads of bank supervision of the G10 countries. In December 2007, the U.S. bank regulatory agencies published final rules, effective April 1, 2008, with respect to implementation of the Basel II framework, the latest agreed-version of which was released by the Basel Committee in November 2005.

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

In order to implement the new rules, a core banking organization such as the Corporation was required to (and the Corporation did) adopt an implementation plan by October 1, 2008 and must satisfactorily complete a four-quarter parallel run, in which it calculates capital requirements under both the Basel II rules and regulations effective prior to the adoption of Basel II. The organization must then progress through three transitional periods of at least four quarters each, commencing no later than April 1, 2011. During these transitional periods, the maximum cumulative reduction in capital requirements from those under the regulations effective prior to adoption of Basel II may not exceed 5% for the first period, 10% for the second period and 15% for the third period. Supervisory approval is required to move through these transitional periods and out of the final transitional period. The agencies also have said they will publish a study after the end of the second transitional year that will examine the new framework for any deficiencies.

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

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation has established a Program Management Office to oversee the implementation of Basel II across the Corporation and its bank subsidiaries. The Corporation is also addressing issues related to implementation timing differences between the U.S. and other jurisdictions, to ensure that the Corporation and the bank subsidiaries comply with regulatory requirements and expectations in all jurisdictions where they operate. The Corporation’s U.K., Guernsey and Canadian entities subject to Basel II rules have already adopted or plan to adopt the standardized approach for credit risk and the basic indicator approach for operational risk in calculating minimum regulatory capital requirements.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, and restrictions on certain business activities. As of December 31, 2009, the Corporation and all of its U.S. banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

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

Anti-Money Laundering and Anti-Terrorism Legislation

The USA PATRIOT Act of 2001 includes the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, which contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. These measures are in addition to requirements contained in the Bank Secrecy Act. The Money Laundering Abatement and Anti-Terrorist Financing Act requires U.S. financial institutions to adopt policies and procedures to combat money laundering and terrorist financing and grants the Secretary of the Treasury and bank regulatory agencies broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations as well as sanctions for failure to meet regulatory requirements. The Corporation has established policies and procedures to comply with these laws and the related regulations.

Deposit Insurance

Under the FDIC’s risk-based insurance assessment system, as amended by the Federal Deposit Insurance Reform Act and implementing regulations effective for 2009, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category.

On February 27, 2009, the FDIC issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. We recorded an expense of $20.2 million during the quarter ended June 30, 2009 to reflect the special assessment.

On November 12, 2009, the FDIC issued a final rule pursuant to which all insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The amount of our prepayment on December 30, 2009 was $104.9 million. This amount is amortized over the three year assessment period and will be adjusted for actual quarterly assessments for that period.

In addition to its insurance assessment, each insured bank is subject in 2010 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2010 debt service assessment is 0.0106%.

FDIC Temporary Liquidity Guarantee Program

The Bank, Northern Trust, N.A., and Northern Trust Bank, FSB participated in the FDIC’s Transaction Account Guarantee Program under the Temporary Liquidity Guarantee Program. The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at depository institutions in non-interest bearing transaction accounts (generally demand deposit checking accounts and NOW accounts) above the existing $250,000 deposit insurance limit. This coverage became effective on October 14, 2008 and was scheduled to terminate on December 31, 2009. Depository institutions that elected to participate are subject to an annualized assessment of 10 cents per $100 of deposits in such non-interest bearing transaction accounts (above the existing deposit insurance limit of $250,000) that began on November 13, 2008. This assessment is in addition to the deposit insurance assessments described above under “Deposit Insurance.”

The FDIC issued a final rule on August 27, 2009 that extended the Transaction Account Guarantee Program coverage until June 30, 2010 for depository institutions that did not opt-out prior to November 2, 2009. The final rule also provided for a modified increased fee structure effective after December 31, 2009 for banks that decide to continue to participate in such program during the six month extension period. The Bank, Northern Trust, N.A., and Northern Trust Bank, FSB, elected to continue in the program until June 30, 2010.

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

Future Legislation

Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions, and legislation designed to fundamentally restructure financial regulation has been introduced as one response to the recent global credit and liquidity crisis. For example, the U.S. House of Representatives has passed legislation that would, among other things, create a Consumer Financial Protection Agency that would have broad powers to regulate consumer financial services and products, create a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities, and would give shareholders a “say on pay” regarding executive compensation. The Federal Reserve also issued proposed guidance on incentive compensation to ensure that banking organizations’ incentive compensation policies do not undermine the safety and soundness or their organizations. Such legislation may change the banking statutes and the operating environment of the Corporation and its banking subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of the Corporation or its banking subsidiaries.

STAFF

Northern Trust employed 12,400 full-time equivalent officers and staff members as of December 31, 2009.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, are incorporated herein by reference.

Schedule	2009 Annual Report Page(s)
Ratios	22
Non-U.S. Outstandings	56-57
Nonperforming Assets and 90 Day Past Due Loans	57-58
Average Statement of Condition with Analysis of Net Interest Income	118-119

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2009
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$40.2	6.05%	$249.7	6.70%	$381.0	6.84%	$21.7	7.54%	65 mos.
Government Sponsored Agency	70.2	4.02	29.7	4.12	10.6	4.14	4.1	4.14	35 mos.
Other —Fixed	74.1	3.04	146.4	5.01	95.0	4.86	37.3	4.20	71 mos.
—Floating	.1	5.73	1.3	1.47	—	—	—	—	31 mos.

Total Securities Held to Maturity	$184.6	4.07%	$427.1	5.92%	$486.6	6.40%	$63.1	5.34%	64 mos.

Securities Available for Sale
U.S. Government	$74.0	.30%	$—	—%	$—	—%	$—	—%	3 mos.
Obligations of States and Political Subdivisions	11.8	1.25	21.5	5.82	13.1	6.77	.6	7.58	35 mos.
Government Sponsored Agency	5,610.4	.95	6,178.2	1.11	359.3	2.12	177.5	1.72	19 mos.
Asset-Backed—Fixed	81.1	4.05	38.0	5.65	11.9	5.62	5.8	5.65	20 mos.
Asset-Backed—Floating	539.5	.52	797.6	.52	13.8	.39	7.6	.39	18 mos.
Auction Rate Securities	.2	2.19	427.5	1.31	—	—	—	—	44 mos.
Other —Fixed	81.0	.44	124.0	2.88	—	—	42.6	6.00	49 mos.
—Floating	673.0	.74	2,025.1	.71	—	—	147.0	—	29 mos.

Total Securities Available for Sale	$7,071.0	.92%	$9,611.9	1.04%	$398.1	2.32%	$381.1	1.58%	22 mos.

	December 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$22.6	6.84%	$229.3	6.53%	$462.7	6.89%	$76.6	7.31%	76 mos.
Government Sponsored Agency	17.0	4.88	35.7	4.87	1.6	5.08	.7	4.91	21 mos.
Other —Fixed	56.6	4.20	128.2	5.01	87.8	4.80	35.1	3.77	31 mos.
—Floating	.2	6.18	—	—	—	—	—	—	8 mos.

Total Securities Held to Maturity	$96.4	4.94%	$393.2	5.89%	$552.1	6.55%	$112.4	6.19%	62 mos.

Securities Available for Sale
U.S. Government	$19.9	2.18%	$—	—%	$—	—%	$—	—%	1 mo.
Obligations of States and Political Subdivisions	—	—	17.0	6.57	14.6	6.73	—	—	55 mos.
Government Sponsored Agency	7,596.5	1.83	3,116.7	2.18	277.0	3.68	271.2	3.48	12 mos.
Asset-Backed—Fixed	44.5	5.36	54.7	5.49	17.3	5.39	26.4	5.53	20 mos.
Asset-Backed—Floating	531.9	2.02	743.6	1.55	62.4	.63	91.8	.62	19 mos.
Auction Rate Securities	—	—	448.1	2.48	—	—	5.0	3.66	45 mos.
Other —Fixed	164.4	.62	—	—	—	—	27.5	6.00	17 mos.
—Floating	74.6	3.43	665.2	2.48	—	—	144.1	.59	38 mos.

Total Securities Available for Sale	$8,431.8	1.85%	$5,045.3	2.21%	$371.3	3.37%	$566.0	2.50%	14 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2009	2008	2007	2006	2005
Securities Held to Maturity
Obligations of States and Political Subdivisions	$692.6	$791.2	$848.8	$863.8	$885.1
Government Sponsored Agency	114.6	55.0	13.3	14.6	9.9
Other	354.2	307.9	282.7	228.6	240.5

Total Securities Held to Maturity	$1,161.4	$1,154.1	$1,144.8	$1,107.0	$1,135.5

Securities Available for Sale
U.S. Government	$74.0	$19.9	$5.1	$1.0	$17.9
Obligations of States and Political Subdivisions	47.0	31.6	32.1	31.7	32.4
Government Sponsored Agency	12,325.4	11,261.4	5,466.5	10,245.1	8,801.0
Asset-Backed	1,495.3	1,572.6	1,902.9	767.4	950.9
Auction Rate	427.7	453.1	—	—	—
Other	3,092.7	1,075.8	333.7	204.4	168.5

Total Securities Available for Sale	$17,462.1	$14,414.4	$7,740.3	$11,249.6	$9,970.7

Average Total Securities	$17,357.8	$12,287.0	$12,459.4	$11,803.1	$9,898.4

Total Securities at Year-End	$18,633.4	$15,570.8	$8,888.2	$12,365.2	$11,109.0

Loans and Leases by Type

	December 31
(In Millions)	2009	2008	2007	2006	2005
U.S.
Residential Real Estate	$10,807.7	$10,381.4	$9,171.0	$8,674.4	$8,340.5
Commercial	6,312.1	8,253.6	5,556.4	4,679.1	3,545.3
Commercial Real Estate	3,213.2	3,014.0	2,350.3	1,836.3	1,524.3
Personal	4,965.8	4,766.7	3,850.8	3,415.8	2,961.3
Other	774.0	1,404.2	969.1	979.2	797.8
Lease Financing	1,004.4	1,143.8	1,168.4	1,291.6	1,194.1

Total U.S.	27,077.2	28,963.7	23,066.0	20,876.4	18,363.3
Non-U.S.	728.5	1,791.7	2,274.1	1,733.3	1,605.2

Total Loans and Leases	$27,805.7	$30,755.4	$25,340.1	$22,609.7	$19,968.5

Remaining Maturity of Selected Loans and Leases

	December 31, 2009
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Personal Loans)
Commercial	$6,312.1	$4,026.6	$1,476.6	$808.9
Commercial Real Estate	3,213.2	1,080.2	1,587.4	545.6
Other	774.0	756.4	17.6	—
Lease Financing	1,004.4	39.0	141.3	824.1

Total U.S.	11,303.7	5,902.2	3,222.9	2,178.6
Non-U.S.	728.5	716.4	11.9	.2

Total Selected Loans and Leases	12,032.2	6,618.6	3,234.8	2,178.8

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$8,217.5	$4,844.5	$1,929.1	$1,443.9
Variable Rate	3,814.7	1,774.1	1,305.7	734.9

Total	$12,032.2	$6,618.6	$3,234.8	$2,178.8

Average Deposits by Type

(In Millions)	2009	2008	2007	2006	2005
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$778.6	$912.5	$864.4	$899.5	$902.3
Correspondent Banks	80.5	44.2	30.9	29.0	42.0
Other Noninterest-Bearing	7,589.7	4,493.6	3,789.3	3,682.0	3,764.6

Total Demand and Noninterest-Bearing	8,448.8	5,450.3	4,684.6	4,610.5	4,708.9

Interest-Bearing
Savings and Money Market	11,162.4	7,786.5	7,016.4	6,602.4	7,238.9
Savings Certificates less than $100,000	478.6	454.8	483.8	486.4	500.0
Savings Certificates $100,000 and more	2,298.7	1,669.5	1,536.0	1,207.3	1,010.7
Other	1,101.8	615.3	518.1	419.8	379.5

Total Interest-Bearing	15,041.5	10,526.1	9,554.3	8,715.9	9,129.1

Total U.S. Offices	23,490.3	15,976.4	14,238.9	13,326.4	13,838.0

Non-U.S. Offices
Non Interest-Bearing	2,578.1	3,364.5	2,963.8	1,778.7	1,138.4
Interest-Bearing	27,157.6	35,958.2	28,587.8	21,853.1	17,125.4

Total Non-U.S. Offices	29,735.7	39,322.7	31,551.6	23,631.8	18,263.8

Total Deposits	$53,226.0	$55,299.1	$45,790.5	$36,958.2	$32,101.8

Average Rates Paid on Interest-Related Deposits by Type

	2009	2008	2007	2006	2005
Interest-Related Deposits—U.S. Offices
Savings and Money Market	.48%	1.77%	3.37%	2.85%	1.70%
Savings Certificates less than $100,000	2.05	3.21	4.42	3.92	2.91
Savings Certificates $100,000 and more	2.05	3.44	4.83	4.33	3.09
Other Time	1.48	3.28	4.74	4.28	2.78

Total U.S. Offices Interest-Related Deposits	.84	2.19	3.73	3.18	1.96
Total Non-U.S. Offices Interest-Related Deposits	.29	2.46	4.22	3.69	2.62

Total Interest-Related Deposits	.49%	2.40%	4.10%	3.55%	2.39%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2009			December 31, 2008
	U.S. Offices			U.S. Offices
(In Millions)	Certificates of Deposit	Other Time	Non-U.S. Offices	Certificates of Deposit	Other Time	Non-U.S. Offices
3 Months or Less	$1,393.2	$705.9	$6,834.2	$1,380.9	$730.5	$8,739.7
Over 3 through 6 Months	607.3	—	44.6	666.0	—	87.8
Over 6 through 12 Months	1,073.0	—	42.6	550.8	—	25.2
Over 12 Months	449.9	—	8.9	314.6	—	11.9

Total	$3,523.4	$705.9	$6,930.3	$2,912.3	$730.5	$8,864.6

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2009	2008	2007
Balance on December 31	$6,649.8	$1,783.5	$1,465.8
Highest Month-End Balance	7,735.6	8,473.7	2,131.7
Year – Average Balance	4,902.0	2,598.1	1,660.6
– Average Rate	.12%	1.24%	4.81%

Average Rate at Year-End	.02%	.03%	2.15%

Securities Sold under Agreements to Repurchase

($ in Millions)	2009	2008	2007
Balance on December 31	$1,037.5	$1,529.1	$1,763.6
Highest Month-End Balance	1,037.5	2,635.7	2,845.1
Year – Average Balance	737.7	1,271.5	1,620.2
– Average Rate	.16%	1.79%	4.94%

Average Rate at Year-End	.03%	.07%	2.48%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)	2009	2008	2007
Balance on December 31	$2,078.3	$736.7	$2,108.5
Highest Month-End Balance	2,202.6	4,229.6	6,608.6
Year – Average Balance	1,109.0	739.4	1,040.7
– Average Rate	.38%	3.04%	3.03%

Average Rate at Year-End	.09%	.06%	2.72%

Total Purchased Funds

($ in Millions)	2009	2008	2007
Balance on December 31	$9,765.6	$4,049.3	$5,337.9
Year – Average Balance	6,748.7	4,609.0	4,321.5
– Average Rate	.16%	1.68%	4.22%

Changes in Net Interest Income

	2009/2008 Change Due To			2008/2007 Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$(28.3)	$(8.2)	$(36.5)	$12.2	$(42.6)	$(30.4)
Time Deposits with Banks	(252.2)	(426.4)	(678.6)	215.0	(103.5)	111.5
Other Interest-Bearing	20.0	(17.7)	2.3	83.4	(75.3)	8.1
Securities
U.S. Government	.5	(.7)	(.2)	(5.7)	(.7)	(6.4)
Obligations of States and Political Subdivisions	(1.4)	(1.1)	(2.5)	(3.0)	—	(3.0)
Government Sponsored Agency	91.2	(186.6)	(95.4)	(58.5)	(223.8)	(282.3)
Other	62.6	(81.8)	(19.2)	54.5	(47.0)	7.5
Loans and Leases	56.7	(308.7)	(252.0)	265.9	(389.3)	(123.4)

Total	$(50.9)	$(1,031.2)	$(1,082.1)	$563.8	$(882.2)	$(318.4)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$59.8	$(144.0)	$(84.2)	$26.0	$(124.6)	$(98.6)
Savings Certificates	22.1	(37.2)	(15.1)	4.9	(28.5)	(23.6)
Other Time	16.0	(19.9)	(3.9)	4.6	(8.9)	(4.3)
Non-U.S. Offices Time	(216.5)	(589.3)	(805.8)	311.0	(631.9)	(320.9)
Short-Term Borrowings	35.9	(102.3)	(66.4)	12.7	(126.8)	(114.1)
Senior Notes	28.1	(22.7)	5.4	18.2	(6.3)	11.9
Long-Term Debt	3.0	(18.9)	(15.9)	27.9	(13.1)	14.8
Floating Rate Capital Debt	—	(7.3)	(7.3)	—	(4.6)	(4.6)

Total	$(51.6)	$(941.6)	$(993.2)	$405.3	$(944.7)	$(539.4)

Increase (Decrease) in Net Interest Income	$.7	$(89.6)	$(88.9)	$158.5	$62.5	$221.0

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2009	2008	2007	2006	2005
Balance at Beginning of Year	$251.1	$160.2	$151.0	$136.0	$139.3
Charge-Offs
Residential Real Estate	57.7	8.9	1.1	.2	—
Commercial	30.6	7.6	4.5	.9	6.9
Commercial Real Estate	22.5	5.1	—	.1	—
Personal	20.3	1.8	.9	.5	.6
Other	1.2	2.3	3.2	.1	.1
Lease Financing	—	—	—	—	—
Non-U.S.	—	—	—	—	—

Total Charge-Offs	132.3	25.7	9.7	1.8	7.6

Recoveries
Residential Real Estate	1.3	.3	.1	.2	.1
Commercial	2.9	1.8	.3	1.3	.5
Commercial Real Estate	.2	.1	—	—	—
Personal	.8	.3	.1	—	.4
Other	1.3	—	.1	.1	.1
Lease Financing	—	—	—	—	—
Non-U.S.	—	—	.3	—	.7

Total Recoveries	6.5	2.5	.9	1.6	1.8

Net Charge-Offs	125.8	23.2	8.8	.2	5.8
Provision for Credit Losses	215.0	115.0	18.0	15.0	2.5
Effect of Foreign Exchange Rates	.3	(.9)	—	.2	—

Net Change in Reserve	89.5	90.9	9.2	15.0	(3.3)

Balance at End of Year	$340.6	$251.1	$160.2	$151.0	$136.0

Reserve Assigned To:
Loans and Leases	$309.2	$229.1	$148.1	$140.4	$125.4
Unfunded Commitments and Standby Letters of Credit	31.4	22.0	12.1	10.6	10.6

Total Reserve for Credit Losses	$340.6	$251.1	$160.2	$151.0	$136.0

Loans and Leases at Year-End	$27,805.7	$30,755.4	$25,340.1	$22,609.7	$19,968.5

Average Total Loans and Leases	$28,697.2	$27,402.7	$22,817.8	$20,528.5	$18,754.0

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.45%	.08%	.03%	—%	.03%
Provision for Credit Losses	.77	.37	.07	.07	.01
Reserve at Year-End Assigned to Loans and Leases	1.11	.75	.58	.62	.63
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.44%	.08%	.04%	—%	.03%
Reserve at Year-End Assigned to Loans and Leases	1.08	.84	.65	.68	.67

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 30 – Business Units and Related Information in the Notes to Consolidated Financial Statements on page 113 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2009	2008	2007	2006	2005
Total Assets	$21,876.1	$27,321.0	$21,483.2	$17,971.7	$14,046.1

Time Deposits with Banks	15,357.0	20,547.9	16,028.9	12,715.0	10,662.4
Loans	951.5	1,641.7	1,709.8	1,377.0	1,046.8
Customers’ Acceptance Liability	.3	.2	.3	.3	1.0
Non-U.S. Investments	977.7	205.7	101.8	76.6	64.3

Total Liabilities	$33,310.6	$44,022.1	$34,469.5	$25,992.9	$20,489.6

Deposits	$30,888.3	$40,825.6	$32,200.2	$24,048.2	$18,816.5
Liability on Acceptances	.3	.2	.3	.3	1.0

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2009	2008	2007	2006	2005
Assets	29%	37%	35%	34%	31%

Liabilities	45%	60%	57%	49%	45%

Reserve for Credit Losses Relating to Non-U.S. Operations

(In Millions)	2009	2008	2007	2006	2005
Balance at Beginning of Year	$7.4	$8.8	$9.3	$4.9	$2.0
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	.7
Provision for Credit Losses	(2.5)	(1.4)	(.5)	4.4	2.2

Balance at End of Year	$4.9	$7.4	$8.8	$9.3	$4.9

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

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2009	2008	2007	2006	2005
Commercial	$626.3	$351.1	$482.5	$815.0	$719.6
Non-U.S. Governments and Official Institutions	59.7	14.8	17.0	56.2	94.8
Banks	2.1	32.4	14.9	18.8	57.7
Other *	40.4	1,393.4	1,759.7	843.3	733.1

Total	$728.5	$1,791.7	$2,274.1	$1,733.3	$1,605.2

*	Other loans include short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

	December 31
Deposits (In Millions)	2009	2008	2007
Commercial	$27,143.7	$33,091.6	$30,787.2
Non-U.S. Governments and Official Institutions	2,905.3	4,419.5	3,903.7
Banks	939.8	667.5	748.8
Other Time	407.8	642.1	626.8
Other Demand	149.9	35.1	156.8

Total	$31,546.5	$38,855.8	$36,223.3

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009:

Notes to Consolidated Financial Statements	2009 Annual Report Page(s)
1. Accounting Policies
F. Derivative Financial Instruments	72-73
G. Loans and Leases	73-74
H. Reserve for Credit Losses	74
K. Other Real Estate Owned	74
5. Loans and Leases	81-82
6. Reserve for Credit Losses	82
23. Contingent Liabilities	99-100
24. Derivative Financial Instruments	100-104
25. Off-Balance Sheet Financial Instruments	104-105
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management	52-59

In addition, the following schedules on pages 19 through 21 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 59 through 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009 and incorporated herein by reference on page 38 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2009	2008
Assets
Cash and Due from Banks	$2,385.2	$2,604.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	250.9	1,489.9
Time Deposits with Banks	12,896.3	16,707.5
Federal Reserve Deposits and Other Interest-Bearing	14,983.1	9,481.9
Securities
Available for Sale	17,224.5	13,804.9
Held to Maturity (Fair Value—$1,144.1 in 2009 and $1,110.9 in 2008)	1,121.6	1,110.1

Total Securities	18,346.1	14,915.0

Loans and Leases
Commercial and Other	11,351.6	14,906.7
Residential Mortgages	3,981.3	3,931.7

Total Loans and Leases (Net of unearned income—$487.6 in 2009 and $542.2 in 2008)	15,332.9	18,838.4

Reserve for Credit Losses Assigned to Loans and Leases	(200.0)	(152.9)
Buildings and Equipment	449.5	408.3
Client Security Settlement Receivables	794.8	709.3
Goodwill	318.4	306.1
Other Assets	3,252.1	5,126.0

Total Assets	$68,809.3	$70,433.6

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$7,566.4	$10,560.2
Savings and Money Market	7,479.4	4,016.3
Savings Certificates	1,080.9	1,209.9
Other Time	1,113.7	390.2
Non-U.S. Offices — Noninterest-Bearing	2,306.5	2,856.4
— Interest-Bearing	29,022.9	36,094.9

Total Deposits	48,569.8	55,127.9

Federal Funds Purchased	7,431.8	1,877.6
Securities Sold under Agreements to Repurchase	1,029.5	1,599.9
Other Borrowings	2,094.7	745.4
Senior Notes	161.3	145.8
Long-Term Debt	1,789.1	2,209.4
Other Liabilities	2,957.2	4,441.1

Total Liabilities	64,033.4	66,147.1

Stockholder’s Equity
Capital Stock—Par Value $1	3.6	3.6
Surplus	1,155.5	1,155.5
Undivided Profits	3,942.9	3,590.1
Accumulated Other Comprehensive Income (Loss)	(326.1)	(462.7)

Total Stockholder’s Equity	4,775.9	4,286.5

Total Liabilities and Stockholder’s Equity	$68,809.3	$70,433.6

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2009	2008	2007
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,688.0	$1,682.7	$1,605.3
Foreign Exchange Trading Income	445.7	616.2	351.3
Treasury Management Fees	76.2	69.1	61.5
Security Commissions and Trading Income	6.2	10.5	11.3
Gain on Visa Share Redemption	—	167.9	—
Other Operating Income	113.2	165.7	70.4
Investment Security Gains (Losses), net	(23.4)	(56.3)	6.5

Total Noninterest Income	2,305.9	2,655.8	2,106.3

Interest Income
Loans and Leases	449.4	617.5	706.8
Securities
—Available for Sale	196.7	308.7	579.0
—Held to Maturity	36.8	38.6	41.0

Total Securities	233.5	347.3	620.0

Time Deposits with Banks	187.8	887.6	776.3
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	39.3	90.9	155.3

Total Interest Income	910.0	1,943.3	2,258.4

Interest Expense
Deposits	132.9	989.2	1,369.8
Federal Funds Purchased	7.1	32.8	80.3
Securities Sold under Agreements to Repurchase	1.3	24.3	82.2
Other Borrowings	4.2	22.6	32.7
Senior Notes	2.7	11.5	11.6
Long-Term Debt	86.1	107.6	102.9

Total Interest Expense	234.3	1,188.0	1,679.5

Net Interest Income	675.7	755.3	578.9
Provision for Credit Losses	116.5	65.9	13.3

Net Interest Income after Provision for Credit Losses	559.2	689.4	565.6

Income before Noninterest Expenses	2,865.1	3,345.2	2,671.9

Noninterest Expenses
Compensation	867.5	903.7	813.2
Employee Benefits	195.2	180.4	185.8
Outside Services	353.7	347.0	317.3
Equipment and Software Expense	250.7	229.8	207.6
Occupancy Expense	123.7	120.0	106.3
Visa Indemnification Charges	(17.8)	(76.1)	150.0
Other Operating Expenses	107.6	310.5	128.8

Total Noninterest Expenses	1,880.6	2,015.3	1,909.0

Income before Income Taxes	984.5	1,329.9	762.9
Provision for Income Taxes	289.7	521.6	229.9

Net Income	$694.8	$808.3	$533.0

Dividends Paid to the Corporation	$350.0	$—	$260.0

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

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
Frederick H. Waddell (56)	Chairman of the Board (11/11/09), President (2/21/06) and Chief Executive Officer (1/1/08)

Sherry S. Barrat (60)	Executive Vice President and President—PFS (1/1/06)

Aileen B. Blake (42)	Executive Vice President and Controller (3/31/05)

Steve L. Fradkin (48)	Executive Vice President (1/21/03) and President—C&IS (9/18/09)

Timothy P. Moen (57)	Executive Vice President and Head of Human Resources and Administration (4/16/02)

William L. Morrison (59)	Executive Vice President (5/21/02) and Chief Financial Officer (9/18/09))

Stephen N. Potter (53)	Executive Vice President (10/17/06) and President—NTGI (3/28/08)

Jana R. Schreuder (51)	Executive Vice President (6/30/05) and President—O&T (10/17/06)

Joyce St. Clair (51)	Executive Vice President and Head of Corporate Risk Management (4/1/07)

Kelly R. Welsh (57)	Executive Vice President, General Counsel and Assistant Secretary (7/18/00)

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

Economic, Market, and Monetary Policy Risks

Northern Trust carries on a global business. Changes in conditions in the global financial markets and general economic conditions both in the U.S. and internationally could adversely affect Northern Trust’s businesses. Factors such as the level and volatility of equity and futures prices, the overall pace of capital markets activities, interest rates, currency exchange rates, investor sentiment and inflation or deflation can affect our results.

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

•

A slowing of the globalization of investment activity or pension reform could limit our revenue growth. We believe we have profited from the increasing globalization of investment activity and from pension reform in many nations that has generated new pools of assets that require management and servicing. Any slowing or reversal of this globalization of financial activity and markets or other such trends would adversely affect factors that have been important in Northern Trust’s recent growth.

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

•

Changes in interest rates can negatively affect our earnings. The direction and level of interest rates are important factors in our earnings. Falling rates or rates that remain low can reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. Rates that remain low can also reduce fees earned on certain of our products. For example, in 2009, we waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings.

•

Fluctuations and volatility in foreign currency exchange rates can negatively affect our earnings. We hold various non-U.S. dollar denominated assets and liabilities and maintain investments in non-U.S. subsidiaries. We also provide foreign exchange services to our clients, primarily in connection with our global custody business, and effect other transactions in non-U.S. dollar currencies. Foreign currency volatility and fluctuations in exchange rates may impact the value of non-U.S. dollar denominated assets, investments, and cash flows and raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other, or offset each other in different time periods. If the policies and procedures we have in place to assess and mitigate potential impacts of foreign exchange volatility, including hedging-related strategies, are not followed or are not effective to mitigate such risks, our results and earnings may be negatively affected. In addition, periods of lower foreign currency volatility can result in reduced foreign exchange trading income, as occurred in the second half of 2009. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Market Risk Management – Asset/Liability Management – Foreign Exchange Risk Management” in the 2009 Annual Report to Stockholders (pages 61 – 62).

•

Declines in the value of securities held in our investment portfolio can negatively affect our earnings. The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and adverse economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The current period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Asset Quality and Credit Risk Management – Securities Portfolio” in the 2009 Annual Report to Stockholders (page 52) and the section of the “Notes to Consolidated Financial Statements” in the 2009 Annual Report to Stockholders captioned “Note 3 – Securities” (pages 77—80) for additional information.

•

Changes in a number of particular market conditions can negatively affect our earnings. In past periods, reductions in the volatility of currency trading markets, the level of cross-border investing activity, or the demand for borrowed securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities may be negatively affected. In a few of our businesses, such as securities lending, we are compensated through sharing in our client’s earnings, so that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. The current extraordinary market conditions have produced losses in some securities lending programs, which has negatively affected our earnings. These market conditions have led some clients to withdraw from these programs, and a persistence or worsening of these conditions could result in additional withdrawals and negatively affect earnings. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Off-Balance Sheet Arrangements – Variable Interests” in the 2009 Annual Report to Stockholders (page 46) and the section of the “Notes to Consolidated Financial Statements” in the 2009 Annual Report to Stockholders captioned “Note 26 – Variable Interest Entities” (pages 105 – 106) for additional information.

•

Changes in the monetary and other policies of the various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies can reduce our earnings and negatively affect our growth prospects. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing. Changes in interest rates and our cost of funds can negatively affect earnings. The actions of the Federal Reserve Board can reduce the value of financial instruments we hold. Its policies also can affect our borrowers by increasing interest rates or making sources of funding less available. This can increase the risk that they may fail to repay their loans from us.

•

Failure to develop and implement contingency plans to address market disruptions could adversely affect us. Our success in the area of highly complex asset servicing relationships depends, in part, on our development and successful implementation of contingency plans to address significant market disruptions caused by bankruptcy, insolvency or illiquidity.

•

Governmental action to combat current economic weakness and financial market disruption may not succeed, with various adverse effects on us. Since mid-2008, there have been unprecedented disruptions in global financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and other governments have taken steps designed to stabilize markets generally and strengthen financial institutions in particular. The current upheaval in global financial markets has accentuated each of the risks identified above and magnified their potential effect on Northern Trust. To the extent that these governmental stabilization and mitigation activities are not successful or adversely change the competitive structure of the financial services industry, these developments could have an adverse impact on Northern Trust’s revenues, costs, credit losses, access to capital, and liquidity. They also may impose additional limitations or costs on Northern Trust’s business.

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

-	Unsuccessful or difficult implementation of computer systems upgrades;

-	Defects in product design or delivery;

-	Difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from vendors;

-	Negative developments in relationships with key counterparties, vendors, employees, or associates in our day-to-day operations; and

-	External events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or terrorist events.

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

•

Our business continuity plans may not work and thus fail to prevent losses from operational failures. Our business continuity plans address many of these risks, but may not operate successfully to mitigate them. If they do not, we could incur losses, liability to clients or others and reduced earnings. In recent years, we have expanded the operational support located in lower-cost areas, where the electricity, communications and other systems necessary to support our activities may not be as strong as in the U.S. This increases the risk that problems with these systems may occur and disrupt our operations, resulting in losses.

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

•

Failure to produce adequate and competitive returns can negatively affect our earnings and growth prospects. If we do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have greater difficulty maintaining existing business and attracting new business, which would negatively affect our earnings and prospects.

•

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which would negatively affect our earnings. Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important to client satisfaction, which in turn is important to the earnings and growth of our investment businesses. Failure to comply with these standards, adequately manage these risks, or manage the differing interests often involved in the exercise of fiduciary responsibilities could also result in liability.

•

We may take actions to maintain client satisfaction that result in losses or reduced earnings. We may find it necessary to take action or incur expenses in order to maintain client satisfaction or preserve the usefulness of investments or investment vehicles we manage in light of changes in security ratings, liquidity or valuation issues or other developments, even though we are not required to do so by law or the terms of governing instruments. For example, we entered into credit support agreements with respect to certain investment funds and we incurred substantial charges to reflect that support in the third quarter of 2008. These credit support agreements expired in 2009. We incurred other significant charges in that quarter to support securities lending clients and clients who had purchased certain illiquid auction rate securities. The risk that we will need to take such action and incur the resulting losses is greater in periods when credit or equity markets are deteriorating in value or are particularly volatile and liquidity in markets is disrupted, as they have been in recent months.

Credit Risks

A number of Northern Trust’s product offerings involve credit risk, which is the risk that other parties will not fulfill their financial obligations to us. These product offerings include loans, leases and other lending commitments.

•

Failure to evaluate accurately the prospects for repayment when we extend credit or maintain adequate reserves for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings. We evaluate credit commitments before we make them and then reserve against credit risks based on our assessment of the credit losses inherent in our loan portfolio, including unfunded credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Reserves that prove to be inadequate can directly and negatively affect earnings.

•

Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings. Credit risk levels and our earnings can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of our borrowers which could impact the borrowers’ abilities to repay outstanding loans. In 2009, our provision for credit losses increased significantly. The higher provision for credit losses reflects the continued weak economic environment. For a fuller discussion of the reserve and provision for credit losses for 2009, 2008, and 2007, see the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2009 Annual Report to Stockholders (pages 52 – 59).

•

The failure or instability of any of our significant counterparties could expose us to loss. The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our customers have significant counterparty exposure to other financial institutions. This counterparty exposure presents significant risks to us and to our customers because the failure or perceived weakness of any of our counterparties (or in some cases of our customers’ counterparties) has the potential to expose us to risk of loss. The recent instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and as a result we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our customers. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, is often based upon a variety of factors and is difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our business, our financial condition and our results of operations. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our customers’ counterparty credit risk. The current consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk.

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

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2009 Annual Report to Stockholders (pages 46 – 51).

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

Regulation Risks

Virtually every aspect of Northern Trust’s business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. In the United States, the Corporation, the Bank, and many of the Corporation’s other subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. These regulations cover a variety of matters ranging from required capital levels to prohibited activities. They are specifically directed at protecting depositors, the federal deposit insurance fund and the banking system as a whole, not security holders. The Corporation and its nonbanking subsidiaries are also heavily regulated by regulators, including securities regulators, domestically and internationally.

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

•

Changes in laws and regulation could result in reduced earnings. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. In addition, evolving regulations, such as the Basel II capital regime and liquidity related regulations, and regulations that generate increased scrutiny of particular activities, such as anti-money laundering procedures, require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. We often must meet significant milestones in complying with these regulatory requirements. Failure to meet these requirements and milestones could significantly and negatively affect our business. New or modified regulations and related regulatory guidance may have unforeseen or unintended adverse effects on the financial services industry, including Northern Trust.

•

Compliance with evolving regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Although our repurchase of the preferred stock and warrant we issued and sold to the U.S. Treasury under the CPP eliminated restrictions placed upon us under the agreements relating to our participation in that program, in light of current economic conditions, banks and other financial services companies such as us will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. The full scope and impact of existing and new regulations and of new legislation and implementing regulations that may be issued in the future is uncertain and difficult to predict.

•

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them will restrict our growth. Failure to obtain necessary approvals from regulatory agencies on a timely basis could adversely affect proposed acquisitions, other business opportunities and results of operations.

See “Regulation and Supervision” in Item 1 of this report.

Litigation Risks

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and the recent volatility in the stock prices of Northern Trust and other financial institutions has increased this risk.

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

•

We may fail to set aside adequate reserves or otherwise make a mistake in evaluating our liability, with a negative effect on our earnings. We estimate our potential liability for pending and threatened claims, and record reserves when appropriate pursuant to U.S. GAAP, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is subject to the risk that a judge or jury could decide a case contrary to our evaluation of the law or the facts, and to the risk that a court could change or modify existing law on a particular issue important to the case. Earnings will be adversely affected to the extent that our reserves are not adequate.

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

•

Our provision for structured lease transactions may prove to be inadequate, resulting in additional tax provisions or reduced earnings. In recent years, the U.S. Internal Revenue Service has proposed to disallow tax deductions related to certain types of structured leasing transactions. If our reserves for tax liabilities prove to be inadequate, we would have to make an additional adjustment that would negatively affect earnings.

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

•

Changes in accounting principles can negatively affect our earnings and capital ratios. The Financial Accounting Standards Board and other accounting standards-setting organizations make pronouncements and adjustments to their existing accounting guidance that may impact the manner in which the Corporation accounts for certain of its transactions in a way that results in lower earnings or adjustments to the Corporation’s balance sheet resulting in lower capital ratios.

Strategic and Competitive Risks

We have grown through a combination of internal expansion and the acquisition of selected businesses or capabilities, and we intend to continue to do so. A variety of risks could interfere with these plans.

•

Intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face. In response to the continuing disruptions in global financial markets currently being experienced, the U.S government and other governments around the world have taken, and may take further, unprecedented actions designed to stabilize markets generally and strengthen financial institutions in particular. For example, the U.S. House of Representatives has passed legislation that would, among other things, create a Consumer Financial Protection Agency that would have broad powers to regulate consumer financial services and products, create a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities, and would give shareholders a “say on pay” regarding executive compensation. Governments also may take actions to significantly change the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry. Such intervention may impact the nature and level of competition in the industry in unpredictable ways. The nature, pace and volume of this government intervention, and our ability to react in a timely manner to regulatory developments, may adversely impact our ability to compete successfully and, in turn, negatively affect our earnings.

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

•

Failure to attract and retain skilled people could negatively affect our prospects. Our success depends, in large part, on our ability to attract and retain key talent. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire and retain key personnel, including as a result of any restrictions on our compensation practices that may be adopted by governments or regulators. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

•

We need to constantly invest in innovation, and the inability or failure to do so will negatively affect our businesses and earnings. Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, this helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings, particularly in the area of securities lending, also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, our growth and our earnings.

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

•

Damage to our reputation can have a direct and negative effect on our ability to compete, grow and generate revenue. Damage to our reputation for delivery of a high level of service undermines the confidence of clients and prospects in our ability to serve them and so negatively affects our earnings.

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

•

Reputation risk has many facets that could negatively affect our businesses and earnings. The maintenance of our reputation depends not only on our success in controlling or mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in a broad range of areas. Reputational risk is particularly significant in the current environment resulting from the financial crisis. These include potential conflicts of interest and other ethical issues; anti-money laundering and anti-terrorist financing procedures; customer personal information and privacy issues; effective evaluation of talent and deployment to adequately address complex and rapid growing areas of our businesses, data security; record-keeping; regulatory investigations of Northern Trust or within the banking industry; and any litigation that arises from the failure or perceived failure of Northern Trust to comply with legal and regulatory requirements.

Many of the risks described above are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2009 Annual Report to Stockholders (pages 51 – 62), in the section of the “Notes to Consolidated Financial Statements” in the 2009 Annual Report to Stockholders captioned “Note 23 – Contingent Liabilities” (pages 99 – 100), and in the sections of “Item 1 – Business” of this Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2 – 11).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Factors Affecting Future Results” in the 2009 Annual Report to Stockholders (pages 62 – 64).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Adjacent to this building are two office buildings in which the Bank leases approximately 530,000 square feet of space principally for staff divisions of the business units. Financial services are provided by the Bank and other subsidiaries of the Corporation through offices in 18 U.S. states. The majority of those offices are leased. The Bank’s primary U.S. operations are located in three facilities: a 555,000 square foot leased facility at 801 South Canal Street in Chicago; a Bank-owned computer data center located in a 405,000 square foot facility at 840 South Canal Street in Chicago; and a Bank-owned supplementary operations/data center space of 65,000 square feet located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. Additional support and operations activity originates from Bangalore, where we lease approximately 200,000 square feet in two facilities. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia-Pacific region, and the Middle East, most of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices, or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 7 – Buildings and Equipment and Note 8 – Lease Commitments on pages 82—83 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, which information is incorporated herein by reference.

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

As part of its audit of federal tax returns filed from 1997 – 2004, the Internal Revenue Service (IRS) challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. In September 2009, the Corporation reached a settlement agreement with the IRS with respect to certain of these transactions, resulting in the acceleration of $88.6 million in tax payments to the IRS. The Corporation anticipates that the IRS will continue to disallow deductions relating to the remaining challenged leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2004. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to vigorously defend its position on the tax treatment of its structured leasing transactions.

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

A number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or putative class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under ERISA.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 120 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 28 – Restrictions on Subsidiary Dividends and Loans or Advances on pages 106 – 107 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2009 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2009	32,623	$53.54	32,623
November 1 – 30, 2009	2,662	50.60	2,662
December 1 – 31, 2009	3,540	48.27	3,540

Total (Fourth Quarter)	38,825	$52.86	38,825	7,310,542

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 27, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 22 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 65 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 59 through 62 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2009 Annual Report Page(s)
Consolidated Balance Sheet—December 31, 2009 and 2008	67
Consolidated Statement of Income—Years Ended December 31, 2009, 2008, and 2007	68
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2009, 2008, and 2007	68
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2009, 2008, and 2007	69
Consolidated Statement of Cash Flows—Years Ended December 31, 2009, 2008, and 2007	70
For Northern Trust Corporation (Corporation only):
Condensed Balance Sheet—December 31, 2009 and 2008	115
Condensed Statement of Income—Years Ended December 31, 2009, 2008, and 2007	115
Consolidated Statement of Comprehensive Income—Years Ended December 31, 2009, 2008, and 2007	68
Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2009, 2008, and 2007	69
Condensed Statement of Cash Flows—Years Ended December 31, 2009, 2008, and 2007	116
Notes to Consolidated Financial Statements	71 - 116
Report of Independent Registered Public Accounting Firm	117

The section titled “Quarterly Financial Data” on page 120 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 65 and 66 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership of the Board and Management – Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance – Code of Business Conduct and Ethics” section of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to the “Corporate Governance – Director Nominations and Qualifications” section of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information – Audit Committee” section of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the following sections of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010: (a) the “Executive Compensation—Compensation and Benefits Committee Report” section, (b) the “Corporate Governance – Compensation Committee Interlocks and Insider Participation” section, and (c) the “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Potential Payments upon Termination of Employment or a Change in Control,” and “Director Compensation” subsections of the “Compensation and Discussion Analysis” section.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership of the Board and Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010. From time to time members of senior management and other executives of the Corporation may enter into stock trading plans under Rule 10b5-1, including plans that provide for the sale of Corporation stock. The Corporation undertakes no obligation to disclose the existence of any particular plan or any change, termination or expiration of any Rule 10b5-1 plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transaction Policy” sections of the Corporation’s definitive 2009 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Ratification of Independent Registered Public Accounting Firm – Fees of Independent Public Accounting Firm” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” sections of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2009 and 2008.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2009, 2008, and 2007.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2009 and 2008.

Consolidated Statement of Income—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statement of Cash Flows—Years Ended December 31, 2009, 2008, and 2007.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2009 and 2008.

Condensed Statement of Income—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2009, 2008, and 2007.

Condensed Statement of Cash Flows—Years Ended December 31, 2009, 2008, and 2007.

The Notes to Consolidated Financial Statements as of December 31, 2009 incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2009 pertains to the consolidated financial statements and Corporation only information listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

The exhibits listed on the Exhibit Index beginning on page 42 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010

Northern Trust Corporation
(Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Frederick H. Waddell	Chairman, President and Chief Executive Officer
Frederick H. Waddell

/s/ William L. Morrison	Executive Vice President and Chief Financial Officer
William L. Morrison

/s/ Aileen B. Blake	Executive Vice President and Controller
Aileen B. Blake	(Chief Accounting Officer)

Frederick H. Waddell	Chairman and Director	)
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)
Arthur L. Kelly	Director	)	By	/s/ Kelly R. Welsh
Robert W. Lane	Director	)		Kelly R. Welsh
Robert C. McCormack	Director	)		Attorney-in-Fact
Edward J. Mooney	Director	)
John W. Rowe	Director	)
Harold B. Smith	Director	)
William D. Smithburg	Director	)
Enrique J. Sosa	Director	)
Charles A. Tribbett III	Director	)

Date: February 26, 2010

EXHIBIT INDEX

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
(3)	Articles of Incorporation and By-laws

	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(28)
	(ii)	By-laws as amended to date	(44)

(4)	Instruments Defining the Rights of Security Holders

	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(13)
	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	(16)
	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(15)
	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	(16)
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(3)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(11)
	(vii)	Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise, and Brown Shipley & Co. Limited as Paying Agents	(25)
	(viii)	Indenture dated as of August 15, 2006 between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee	(30)
	(ix)	Form of 5.30% Note due 2011	(30)
	(x)	Form of 5.20% Note due 2012	(34)
	(xi)	Form of 5.50% Note due 2013	(37)
	(xii)	Form of 4.625% Note due 2014	(41)

(10)	Material Contracts

	(i)	Northern Trust Employee Stock Ownership Plan as amended and restated effective January 1, 2002	(14)
		(1) Amendment Number One dated as of August 21, 2002	(15)
		(2) Amendment Number Two dated as of November 19, 2002	(16)
		(3) Amendment Number Three dated as of November 19, 2002	(16)
		(4) Amendment Number Four dated as of January 21, 2003	(17)
		(5) Amendment Number Five dated as of April 29, 2003	(18)
		(6) Amendment Number Six effective as of June 15, 2003	(19)
		(7) Amendment Number Seven effective as of June 15, 2003	(19)
		(8) Amendment Number Eight dated December 22, 2003	(20)
		(9) Amendment Number Nine dated December 22, 2003	(20)
		(10) Amendment Number Ten dated March 29, 2004	(21)
	(ii)	Trust Agreement between The Northern Trust Company and Citizens and Southern Trust Company (Georgia), N.A., (predecessor of NationsBank, which, effective January 1, 1998, was succeeded by U.S. Trust Company N.A.) dated January 26, 1989	(1)
		(1) Amendment dated February 21, 1995	(5)
		(2) Amendment dated January 2, 1998	(6)
		(3) Amendment dated February 11, 2003	(17)
	(iii)	Implementation Agreement dated June 26, 1996 between the Registrant, The Northern Trust Company, the ESOP Trust, and NationsBank (South) N.A. as Trustee (effective January 1, 1998, U.S. Trust Company, N.A. as successor Trustee)	(2)
	(iv)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**	(7)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		(1) Amendment dated August 31, 1999	(10)
		(2) Amendment dated as of May 16, 2000	(12)
	(v)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan (As Amended and Restated Effective as of January 1, 2008)**	(39)
	(vi)	Northern Trust Corporation Supplemental Thrift-Incentive Plan (As Amended and Restated Effective as of January 1, 2008)**	(39)
		(1) Amendment Number One dated October 29, 2009 and effective January 1, 2010	Filed Herewith
	(vii)	Northern Trust Corporation Supplemental Pension Plan (As Amended and Restated Effective January 1, 2009) **	(39)
	(viii)	Northern Trust Corporation Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008)**	(39)
	(ix)	Amended 1992 Incentive Stock Plan**	(4)
		(1) Amendment dated January 20, 1998	(9)
		(2) Amendment dated September 15, 1998	(9)
		(3) Amendment dated May 18, 1999	(9)
		(4) Amendment dated September 25, 2001	(13)
	(x)	Amended and Restated Northern Trust Corporation 2002 Stock Plan (Effective as of January 1, 2008)**	(39)
		(1) Form of Stock Option Terms and Conditions**	(40)
		(2) Form of Stock Award Agreement**	(23)
		(3) Form of Stock Unit Award Terms and Conditions**	(40)
		(4) Form of Addendum to Award Agreement**	(23)
		(5) Form of Non-Solicitation Agreement and Confidentiality Agreement**	(40)
		(6) Form of Director Stock Agreement**	(39)
		(7) Form of Director Prorated Stock Agreement**	(39)
		(8) Form of Performance Stock Unit Award	(35)
		(9) 2010 Form of Stock Option Terms and Conditions**	Filed Herewith
		(10) 2010 Form of Restricted Stock Unit Terms and Conditions**	Filed Herewith
		(11) 2010 Form of Cash-Settled Stock Unit Award**	Filed Herewith
		(12) 2010 Form of Director Stock Agreement**	Filed Herewith
		(13) 2010 Form of Prorated Director Stock Agreement**	Filed Herewith
	(xi)	Northern Trust Corporation Management Performance Plan (as amended and restated effective July 15, 2008)**	(38)
	(xii)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(8)
	(xiii)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended and Restated (Effective as of January 1, 2008)**	(39)
		(1) First Amendment dated October 20, 2009	Filed Herewith
	(xiv)	Form of Employment Security Agreement (Tier 1)**	(33)
	(xv)	Form of Employment Security Agreement (Tier 2)**	(33)
	(xvi)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(3)
	(xvii)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(3)
	(xviii)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(4)
	(xix)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(4)

Exhibit Number	Description		Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
	(xx)	Item Processing and Lockbox Service Agreement between Fiserv Solutions, Inc. and The Northern Trust Company dated as of October 26, 2007	(35)
	(xxi)	Northern Trust Corporation Severance Plan, As Amended and Restated Effective January 1, 2009**	(40)
	(xxii)	Northern Partners Incentive Plans
		(1) North American Plan (As Amended and Restated Effective as of January 1, 2009)**	(42)
		(2) EMEA Plan (As Amended and Restated Effective as of January 1, 2009)**	(42)
		(3) APAC Plan (As Amended and Restated Effective as of January 1, 2009)**	(42)
	(xxiii)	Amended and Restated Northern Trust Company Thrift-Incentive Plan effective January 1, 2005**	(22)
		(1) Amendment Number One dated August 19, 2005	(26)
		(2) Amendment Number Two dated November 21, 2005	(27)
		(3) Amendment Number Three dated June 6, 2006	(29)
		(4) Amendment Number Four dated November 29, 2006	(31)
		(5) Amendment Number Five dated May 29, 2007	(32)
		(6) Amendment Number Six dated December 18, 2007	(35)
		(7) Amendment Number Seven dated June 2, 2008	(36)
		(8) Amendment Number Eight dated October 28, 2008	(39)
		(9) Amendment Number Nine dated December 16, 2008	(39)
		(10) Amendment Number Ten dated October 29, 2009 and effective January 1, 2010	Filed Herewith
		(11) Amendment Number Eleven dated December 17, 2009	Filed Herewith
	(xxiv)	Share Purchase Agreement dated November 22, 2004 among Baring Asset Management Holdings Limited, ING Bank NV, The Northern Trust International Banking Corporation, and The Northern Trust Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)	(24)
		(1) Deed of Novation and Amendment dated March 31, 2005	(25)
	(xxv)	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan (As Amended and Restated Effective January 1, 2008)	(35)
	(xxvi)	Letter Agreement with William A. Osborn, dated October 20, 2009	Filed Herewith

(13)	2009 Annual Report to Stockholders		Filed Herewith

(14)	Code of Ethics		(43)

(21)	Subsidiaries of the Registrant		Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm		Filed Herewith

(24)	Powers of Attorney		Filed Herewith

(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed Herewith

(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed Herewith

(99)	Corporate Governance Guidelines		(44)

*	Prior Filings (File No. 0-5965)
(1)	Form 8-K dated January 26, 1989
(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(3)	Form 8-K dated January 16, 1997
(4)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

(5)	Annual Report on Form 10-K for the year ended December 31, 1997
(6)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(7)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(8)	Annual Report on Form 10-K for the year ended December 31, 1998
(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(10)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(11)	Annual Report on Form 10-K for the year ended December 31, 1999
(12)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(13)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(14)	Annual Report on Form 10-K for the year ended December 31, 2001
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(16)	Annual Report on Form 10-K for the year ended December 31, 2002
(17)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(18)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(20)	Annual Report on Form 10-K for the year ended December 31, 2003
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(22)	Form 8-K dated December 22, 2004
(23)	Form 8-K dated February 15, 2005
(24)	Annual Report on Form 10-K for the year ended December 31, 2004
(25)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(26)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005
(27)	Annual Report on Form 10-K for the year ended December 31, 2005
(28)	Form 8-K dated April 18, 2006
(29)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(30)	Form 8-K dated August 23, 2006
(31)	Annual Report on Form 10-K for the year ended December 31, 2006
(32)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007
(33)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(34)	Form 8-K dated November 6, 2007
(35)	Annual Report on Form 10-K for the year ended December 31, 2007
(36)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008
(37)	Form 8-K dated August 6, 2008
(38)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
(39)	Annual Report on Form 10-K for the year ended December 31, 2008
(40)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
(41)	Form 8-K dated April 28, 2009
(42)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
(43)	Form 8-K dated November 10, 2009
(44)	Form 8-K dated February 17, 2010

**	Denotes management contract or compensatory plan or arrangement

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