Form 10-Q
period 2010-03-31
NORTHERN TRUST CORP
filed 2010-04-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

241,849,640 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2010)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

	March 31	December 31	March 31
($ In Millions Except Share Information)	2010	2009	2009
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$2,651.7	$2,491.8	$2,104.1
Federal Funds Sold and Securities Purchased under Agreements to Resell	150.4	250.0	451.3
Time Deposits with Banks	15,939.3	12,905.2	18,334.9
Federal Reserve Deposits and Other Interest-Bearing	6,892.8	14,973.0	2,989.8
Securities
Available for Sale	16,640.8	17,462.1	16,671.5
Held to Maturity (Fair value - $1,246.0 at March 2010, $1,185.7 at December 2009, $1,148.8 at March 2009)	1,226.0	1,161.4	1,131.7
Trading Account	9.8	9.9	5.1

Total Securities	17,876.6	18,633.4	17,808.3

Loans and Leases
Commercial and Other	17,164.0	16,998.0	19,822.9
Residential Mortgages	10,798.0	10,807.7	10,588.0

Total Loans and Leases (Net of unearned income - $489.1 at March 2010, $486.0 at Dec. 2009, $509.4 at March 2009)	27,962.0	27,805.7	30,410.9

Reserve for Credit Losses Assigned to Loans and Leases	(320.5)	(309.2)	(286.2)
Buildings and Equipment	540.5	543.5	535.2
Client Security Settlement Receivables	970.6	794.8	702.3
Goodwill	394.0	401.6	387.4
Other Assets	3,261.1	3,651.6	5,026.6

Total Assets	$76,318.6	$82,141.5	$78,464.6

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$8,239.1	$9,177.5	$9,019.0
Savings and Money Market	13,442.4	15,044.0	10,940.8
Savings Certificates	2,198.2	2,476.7	2,838.3
Other Time	1,482.8	1,524.5	984.0
Non U.S. Offices - Noninterest-Bearing	2,947.0	2,305.8	1,777.0
- Interest-Bearing	29,125.7	27,752.8	27,785.5

Total Deposits	57,435.2	58,281.3	53,344.6
Federal Funds Purchased	3,739.4	6,649.8	7,735.6
Securities Sold Under Agreements to Repurchase	673.0	1,037.5	1,021.2
Other Borrowings	1,042.6	2,078.3	2,202.6
Senior Notes	1,395.0	1,551.8	1,049.0
Long-Term Debt	2,725.4	2,837.8	3,144.2
Floating Rate Capital Debt	276.8	276.8	276.7
Other Liabilities	2,584.1	3,116.1	3,166.0

Total Liabilities	69,871.5	75,829.4	71,939.9

Stockholders’ Equity
Preferred Stock - Series B (Net of discount - $71.4)	—	—	1,504.6
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding 241,849,640 shares at March 2010, 241,679,942 shares at December 2009 and 223,669,263 shares at March 2009	408.6	408.6	379.8
Additional Paid-In Capital	895.2	888.3	163.0
Retained Earnings	5,665.0	5,576.0	5,166.6
Accumulated Other Comprehensive Income (Loss)	(332.5)	(361.6)	(446.1)
Treasury Stock - (at cost, 3,321,884 shares at March 2010, 3,491,582 shares at December 2009, and 4,252,261 shares at March 2009)	(189.2)	(199.2)	(243.2)

Total Stockholders’ Equity	6,447.1	6,312.1	6,524.7

Total Liabilities and Stockholders’ Equity	$76,318.6	$82,141.5	$78,464.6

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$515.1	$410.7
Foreign Exchange Trading Income	79.7	131.1
Security Commissions and Trading Income	13.3	16.8
Treasury Management Fees	20.1	20.4
Other Operating Income	39.0	37.1
Security Gains (Losses), net	.3	.4

Total Noninterest Income	667.5	616.5

Net Interest Income
Interest Income	314.3	393.8
Interest Expense	83.9	116.7

Net Interest Income	230.4	277.1
Provision for Credit Losses	40.0	55.0

Net Interest Income after Provision for Credit Losses	190.4	222.1

Noninterest Expenses
Compensation	274.7	258.3
Employee Benefits	63.1	65.8
Outside Services	105.6	95.7
Equipment and Software Expense	66.6	61.7
Occupancy Expense	42.7	41.8
Other Operating Expenses	67.0	70.2

Total Noninterest Expenses	619.7	593.5

Income before Income Taxes	238.2	245.1
Provision for Income Taxes	81.0	83.3

Net Income	$157.2	$161.8

Net Income Applicable to Common Stock	$157.2	$138.8

Per Common Share
Net Income - Basic	$.65	$.62
- Diluted	.64	.61
Cash Dividends Declared	.28	.28

Average Number of Common Shares Outstanding - Basic	241,724,178	223,357,446
- Diluted	242,513,391	224,401,185

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2010	2009
Net Income	$157.2	$161.8
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Gains on Securities Available for Sale	12.7	42.3
Net Unrealized Gains on Cash Flow Hedge Designations	21.6	6.8
Foreign Currency Translation Adjustments	(11.4)	(3.5)
Pension and Other Postretirement Benefit Adjustments	6.2	3.2

Other Comprehensive Income	29.1	48.8

Comprehensive Income	$186.3	$210.6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2010	2009
Preferred Stock
Balance at January 1	$—	$1,501.3
Discount Accretion - Preferred Stock	—	3.3

Balance at March 31	—	1,504.6

Common Stock
Balance at January 1 and March 31	408.6	379.8

Additional Paid-in Capital
Balance at January 1	888.3	178.5
Treasury Stock Transactions - Stock Options and Awards	(10.8)	(12.7)
Stock Options and Awards - Amortization	17.5	(5.1)
Stock Options and Awards - Tax Benefits	.2	2.3

Balance at March 31	895.2	163.0

Retained Earnings
Balance at January 1	5,576.0	5,091.2
Net Income	157.2	161.8
Dividends Declared - Common Stock	(68.2)	(63.2)
Dividends Declared - Preferred Stock	—	(19.9)
Discount Accretion - Preferred Stock	—	(3.3)

Balance at March 31	5,665.0	5,166.6

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(361.6)	(494.9)
Other Comprehensive Income	29.1	48.8

Balance at March 31	(332.5)	(446.1)

Treasury Stock
Balance at January 1	(199.2)	(266.5)
Stock Options and Awards	13.8	29.6
Stock Purchased	(3.8)	(6.3)

Balance at March 31	(189.2)	(243.2)

Total Stockholders’ Equity at March 31	$6,447.1	$6,524.7

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2010	2009
Cash Flows from Operating Activities:
Net Income	$157.2	$161.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	40.0	55.0
Depreciation on Buildings and Equipment	22.4	21.5
Amortization of Computer Software	32.8	29.9
Amortization of Intangibles	4.0	3.9
Decrease in Receivables	.3	120.6
Decrease in Interest Payable	(18.4)	(31.7)
Amortization and Accretion of Securities and Unearned Income, net	(13.6)	(6.5)
Investment Security (Gains) Losses, net	(.3)	(.4)
Qualified Pension Plan Contribution	(20.0)	—
Excess Tax Benefits from Stock Incentive Plans	(.2)	(2.3)
Net (Increase) Decrease in Trading Account Securities	.1	(2.8)
Other Operating Activities, net	(169.5)	97.8

Net Cash Provided by Operating Activities	34.8	446.8

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	99.6	(282.3)
Net Increase in Time Deposits with Banks	(3,034.1)	(1,613.9)
Net Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	8,080.2	6,414.0
Purchases of Securities-Held to Maturity	(224.1)	(31.1)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	215.8	54.7
Purchases of Securities-Available for Sale	(4,100.4)	(4,466.6)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	4,338.5	2,260.2
Net (Increase) Decrease in Loans and Leases	(195.5)	349.5
Purchases of Buildings and Equipment, net	(19.4)	(50.2)
Purchases and Development of Computer Software	(61.0)	(55.7)
Net (Increase) Decrease in Client Security Settlement Receivables	(175.8)	7.0
Other Investing Activities, net	582.2	(1,163.2)

Net Cash Provided by Investing Activities	5,506.0	1,422.4

Cash Flows from Financing Activities:
Net Decrease in Deposits	(846.1)	(9,061.8)
Net Increase (Decrease) in Federal Funds Purchased	(2,910.4)	5,952.1
Net Decrease in Securities Sold under Agreements to Repurchase	(364.5)	(507.9)
Net Increase (Decrease) in Short-Term Other Borrowings	(459.6)	1,460.1
Proceeds from Term Federal Funds Purchased	6,196.0	2,881.0
Repayments of Term Federal Funds Purchased	(6,772.0)	(2,875.0)
Repayments of Senior Notes & Long-Term Debt	(256.5)	(132.1)
Treasury Stock Purchased	(3.8)	(4.2)
Net Proceeds from Stock Options	4.0	14.8
Excess Tax Benefits from Stock Incentive Plans	.2	2.3
Cash Dividends Paid on Common Stock	(67.7)	(62.5)
Cash Dividends Paid on Preferred Stock	—	(19.9)
Other Financing Activities, net	114.5	(13.6)

Net Cash Used in Financing Activities	(5,365.9)	(2,366.7)

Effect of Foreign Currency Exchange Rates on Cash	(15.0)	(46.6)

Increase (Decrease) in Cash and Due from Banks	159.9	(544.1)
Cash and Due from Banks at Beginning of Year	2,491.8	2,648.2

Cash and Due from Banks at End of Period	$2,651.7	$2,104.1

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$102.3	$148.4
Income Taxes Paid (Refunded)	(58.5)	106.9

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2010 and 2009, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2009 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) “Effect of a Loan Modification When It Is Part of a Pool That Is Accounted for as a Single Asset”. This guidance states that a modified loan within a pool of purchased, credit-impaired loans which are accounted for as a single asset, should remain in the pool even if the modification would otherwise be considered a Troubled Debt Restructuring (TDR). A one-time election to terminate accounting for a group of loans in a pool, which may be made on a pool-by-pool basis, is allowed upon adoption of the ASU. The ASU does not require any additional recurring disclosures and will be effective for modifications of loans accounted for within a pool in interim or annual periods ending on or after July 15, 2010. Adoption of this ASU is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. The standard requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation.

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

Northern Trust’s Level 2 assets include available for sale and trading account investments. Their fair values are determined by external pricing vendors, or in limited cases internally, using widely accepted income-based (discounted cash flow) models that incorporate observable current market yield curves and assumptions regarding anticipated prepayments and defaults.

Level 2 assets and liabilities also include derivative contracts which are valued using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect the contractual terms of the contracts. Observable inputs include foreign exchange rates and interest rates for foreign exchange contracts; credit spreads, default probabilities, and recovery rates for credit default swap contracts; interest rates for interest rate swap contracts; and interest rates and volatility inputs for interest rate option contracts. Northern Trust evaluates the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered include the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments have not been considered material. Level 2 other assets represent investments in mutual funds and collective trust funds held to fund employee benefit and deferred compensation obligations. These investments are valued based on a market approach at the funds’ net asset values.

Level 3. Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate their fair value, Northern Trust developed an internal income-based model. The lack of activity in the auction rate security market has resulted in a lack of observable market inputs to incorporate in the model. Therefore, significant inputs to the model include Northern Trust’s own assumptions about future cash flows and appropriate discount rates, both adjusted for credit and liquidity factors. In developing these assumptions, Northern Trust incorporated the contractual terms of the securities, the types of collateral, any credit enhancements available, and relevant market data where available. Level 3 liabilities include financial guarantees relating to standby letters of credit and a net estimated liability for Visa related indemnifications. Northern Trust’s recorded liability for standby letters of credit, reflecting the obligation it has undertaken, is measured as the amount of unamortized fees on these instruments. The fair value of the net estimated liability for Visa related indemnifications is based on a market approach, but requires management to exercise significant judgment given the limited number of market transactions involving identical or comparable liabilities.

Notes to Consolidated Financial Statements (continued)

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of estimated fair values.

The following presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by fair value hierarchy level.

(In Millions) March 31, 2010	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities Fair Value
Securities
Available for Sale
U.S. Government	$59.0	$—	$—	$—	$59.0
Obligations of States and Political Subdivisions	—	43.1	—	—	43.1
Government Sponsored Agency	—	10,705.9	—	—	10,705.9
Non-U.S. Government	—	255.0	—	—	255.0
Corporate Debt	—	2,968.3	—	—	2,968.3
Residential Mortgage-Backed	—	304.9	—	—	304.9
Other Asset-Backed	—	1,464.2	—	—	1,464.2
Auction Rate	—	—	411.7	—	411.7
Other	—	428.7	—	—	428.7

Total	59.0	16,170.1	411.7	—	16,640.8

Trading Account	—	9.8	—	—	9.8

Total	59.0	16,179.9	411.7	—	16,650.6

Other Assets
Derivatives
Foreign Exchange Contracts	—	2,380.7	—	—	2,380.7
Interest Rate Swap Contracts	—	235.9	—	—	235.9
Interest Rate Option Contracts	—	.2	—	—	.2
Credit Default Swap Contracts	—	.1	—	—	.1

Total	—	2,616.9	—	(1,284.6)	1,332.3

All Other	71.3	36.5	—	—	107.8

Total	71.3	2,653.4	—	(1,284.6)	1,440.1

Total Assets at Fair Value	$130.3	$18,833.3	$411.7	$(1,284.6)	$18,090.7

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$2,326.5	$—	$—	$2,326.5
Interest Rate Swap Contracts	—	129.0	—	—	129.0
Interest Rate Option Contracts	—	.2	—	—	.2
Credit Default Swap Contracts	—	2.0	—	—	2.0

Total	—	2,457.7	—	(1,490.9)	966.8

All Other	—	—	92.4	—	92.4

Total Liabilities at Fair Value	$—	$2,457.7	$92.4	$(1,490.9)	$1,059.2

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of March 31, 2010, derivative assets and liabilities shown above also include reductions of $242.6 million and $448.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions) December 31, 2009	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities Fair Value
Securities
Available for Sale
U.S. Government	$74.0	$—	$—	$—	$74.0
Obligations of States and Political Subdivisions	—	47.0	—	—	47.0
Government Sponsored Agency	—	12,325.4	—	—	12,325.4
Non-U.S. Government	—	80.6	—	—	80.6
Corporate Debt	—	2,822.1	—	—	2,822.1
Residential Mortgage-Backed	—	314.0	—	—	314.0
Other Asset-Backed	—	1,181.3	—	—	1,181.3
Auction Rate	—	—	427.7	—	427.7
Other	—	190.0	—	—	190.0

Total	74.0	16,960.4	427.7	—	17,462.1

Trading Account	—	9.9	—	—	9.9

Total	74.0	16,970.3	427.7	—	17,472.0

Other Assets
Derivatives
Foreign Exchange Contracts	—	2,078.3	—	—	2,078.3
Interest Rate Swap Contracts	—	213.7	—	—	213.7
Interest Rate Option Contracts	—	.4	—	—	.4

Total	—	2,292.4	—	(1,156.0)	1,136.4

All Other	59.9	35.1	—	—	95.0

Total	59.9	2,327.5	—	(1,156.0)	1,231.4

Total Assets at Fair Value	$133.9	$19,297.8	$427.7	$(1,156.0)	$18,703.4

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$2,059.5	$—	$—	$2,059.5
Interest Rate Swap Contracts	—	117.3	—	—	117.3
Interest Rate Option Contracts	—	.4	—	—	.4
Credit Default Swap Contracts	—	2.2	—	—	2.2

Total	—	2,179.4	—	(1,133.1)	1,046.3

All Other	3.9	—	94.4	—	98.3

Total Liabilities at Fair Value	$3.9	$2,179.4	$94.4	$(1,133.1)	$1,144.6

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2009, derivative assets and liabilities shown above also include reductions of $216.2 million and $193.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 assets for the three months ended March 31, 2010 and 2009.

	Securities Available for Sale (1)
(In Millions)	2010	2009
Fair Value at January 1	$427.7	$453.1
Total Realized and Unrealized:
Losses (Gains) Included in Earnings	(.5)	(2.2)
Gains (Losses) Included in Other Comprehensive Income	(7.9)	25.5
Purchases, Sales, Issuances, and Settlements, net	(7.6)	(.1)

Fair Value at March 31	$411.7	$476.3

(1)	Balance represents the fair value of auction rate securities.

Northern Trust purchased certain illiquid auction rate securities from clients in 2008 which were recorded at their purchase date fair market values and designated as available for sale securities. Subsequent to their purchase, the securities are reported at fair value and unrealized gains and losses are credited or charged, net of the tax effect, to accumulated other comprehensive income (AOCI). As of March 31, 2010, the net unrealized gain related to these securities was $10.1 million ($6.4 million net of tax); at December 31, 2009, the net unrealized loss was $18.0 million ($11.4 million net of tax). Amounts included in earnings represent realized gains from redemptions by issuers and are included in interest income within the consolidated statement of income.

The following presents the changes in Level 3 liabilities for the three months ended March 31, 2010 and 2009.

	Other Liabilities
	Derivatives		All Other (2)
(In Millions)	2010	2009(1)	2010	2009
Fair Value at January 1	$—	$314.1	$94.4	$104.2
Total Realized and Unrealized (Gains) Losses:
Included in Earnings	—	8.3	(2.2)	(1.8)
Included in Other Comprehensive Income	—	—	—	—
Purchases, Sales, Issuances, and Settlements, net	—	—	.2	6.5

Fair Value at March 31	$—	$322.4	$92.4	$108.9

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at March 31	—	8.3	—	—

(1)	Balance represents the fair value of Capital Support Agreements.
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

All realized and unrealized gains and losses related to Level 3 liabilities for the periods presented are included in other operating income or other operating expenses.

Notes to Consolidated Financial Statements (continued)

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. U.S. generally accepted accounting principles (GAAP) require entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.

During the three months ended March 31, 2010 and 2009, Northern Trust provided an additional $13.5 million and $17.8 million, respectively, in specific reserves to adjust certain impaired loans held at those quarter-ends to their total estimated fair value of $67.8 million and $32.5 million, respectively. Northern Trust also charged $.5 million and $.2 million, respectively, through other operating expenses during the three months ended March 31, 2010 and 2009 to reduce the value of certain Other Real Estate Owned (OREO) properties held at those quarter-ends to their total estimated fair value of $.1 million and $.5 million, respectively. The fair values of loan collateral and OREO properties were estimated using a market approach that was supported by third party appraisals and were discounted to reflect management’s judgment as to the realizable value of the collateral and the real estate. The fair value measurements of these impaired loans and OREO are classified as Level 3.

Fair Value of Financial Instruments. GAAP requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate fair value. It excludes from its scope nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values that add value to Northern Trust. Accordingly, the fair value disclosures presented below provide only a partial estimate of the fair value of Northern Trust. Financial instruments recorded at fair value on Northern Trust’s consolidated balance sheet are discussed above. The following methods and assumptions were used in estimating the fair values of financial instruments that are not carried at fair value.

Held to Maturity Securities. The fair values of held to maturity securities were modeled by external pricing vendors or, in limited cases, modeled internally, using widely accepted models which are based on an income approach that incorporates current market yield curves and assumptions regarding anticipated prepayments and defaults.

Loans (excluding lease receivables). The fair values of one-to-four family residential mortgages were valued using a market approach based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. The fair values of the remainder of the loan portfolio were estimated using an income approach (discounted cash flow) in which the interest component of the discount rate used was the rate at which Northern Trust would have originated the loan had it been originated as of the date of the consolidated financial statements. The fair values of all loans were adjusted to reflect current assessments of loan collectibility.

Savings Certificates, Other Time, and Non-U.S. Offices Interest-Bearing Deposits. The fair values of these instruments were estimated using an income approach (discounted cash flow) that incorporates market interest rates.

Senior Notes, Subordinated Debt, Federal Home Loan Bank Borrowings, and Floating Rate Capital Debt. Fair values were determined using a market approach based on quoted market prices, when available. If quoted market prices were not available, fair values were based on quoted market prices for comparable instruments.

Notes to Consolidated Financial Statements (continued)

Loan Commitments. The fair values of loan commitments represent the amount of unamortized fees on these instruments.

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; money market assets (includes federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets); client security settlement receivables; federal funds purchased; securities sold under agreements to repurchase; and other borrowings (includes Treasury Investment Program balances, term federal funds purchased, and other short-term borrowings). As required by GAAP, the fair values required to be disclosed for demand, noninterest-bearing, savings, and money market deposits must equal the amounts disclosed in the consolidated balance sheet, even though such deposits are typically priced at a premium in banking industry consolidations.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the book and fair values of financial instruments.

	March 31, 2010		December 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$2,651.7	$2,651.7	$2,491.8	$2,491.8
Money Market Assets	22,982.5	22,982.5	28,128.2	28,128.2
Securities:
Available for Sale	16,640.8	16,640.8	17,462.1	17,462.1
Held to Maturity	1,226.0	1,246.0	1,161.4	1,185.7
Trading Account	9.8	9.8	9.9	9.9
Loans (excluding Leases)
Held for Investment	26,611.0	26,711.2	26,497.0	26,539.1
Held for Sale	1.3	1.3	4.2	4.2
Client Security Settlement Receivables	970.6	970.6	794.8	794.8

Liabilities
Deposits:
Demand, Noninterest-Bearing, and Savings and Money Market	24,628.5	24,628.5	26,527.3	26,527.3
Savings Certificates, Other Time and Foreign Offices Time	32,806.7	32,830.5	31,754.0	31,783.6
Federal Funds Purchased	3,739.4	3,739.4	6,649.8	6,649.8
Securities Sold under Agreements to Repurchase	673.0	673.0	1,037.5	1,037.5
Other Borrowings	1,042.6	1,042.6	2,078.3	2,078.3
Senior Notes	1,395.0	1,457.0	1,551.8	1,611.3
Long Term Debt:
Subordinated Debt	1,125.7	1,155.5	1,132.5	1,150.6
Federal Home Loan Bank Borrowings	1,592.5	1,681.1	1,697.5	1,792.6
Floating Rate Capital Debt	276.8	202.7	276.8	159.4
Financial Guarantees	93.0	93.0	94.4	94.4
Loan Commitments	27.5	27.5	28.4	28.4
Derivative Instruments
Asset/Liability Management:
Foreign Exchange Contracts
Assets	26.7	26.7	46.1	46.1
Liabilities	46.9	46.9	51.0	51.0
Interest Rate Swap Contracts
Assets	108.0	108.0	98.8	98.8
Liabilities	3.9	3.9	4.2	4.2
Credit Default Swaps
Assets	.1	.1	—	—
Liabilities	2.0	2.0	2.2	2.2
Client-Related and Trading:
Foreign Exchange Contracts
Assets	2,354.0	2,354.0	2,032.2	2,032.2
Liabilities	2,279.6	2,279.6	2,008.5	2,008.5
Interest Rate Swap Contracts
Assets	127.9	127.9	114.9	114.9
Liabilities	125.1	125.1	113.1	113.1
Interest Rate Option Contracts
Assets	.2	.2	.4	.4
Liabilities	.2	.2	.4	.4

Notes to Consolidated Financial Statements (continued)

4. Securities – The following table summarizes the book and fair values of securities.

	March 31, 2010		December 31, 2009		March 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Available for Sale
U.S. Government	$59.0	$59.0	$74.0	$74.0	$16.2	$16.2
Obligations of States and Political Subdivisions	43.1	43.1	47.0	47.0	31.5	31.5
Government Sponsored Agency	10,705.9	10,705.9	12,325.4	12,325.4	13,364.9	13,364.9
Non-U.S. Government	255.0	255.0	80.6	80.6	125.9	125.9
Corporate Debt	2,968.3	2,968.3	2,822.1	2,822.1	961.4	961.4
Residential Mortgage-Backed	304.9	304.9	314.0	314.0	377.3	377.3
Other Asset-Backed	1,464.2	1,464.2	1,181.3	1,181.3	1,143.8	1,143.8
Auction Rate	411.7	411.7	427.7	427.7	476.3	476.3
Other	428.7	428.7	190.0	190.0	174.2	174.2

Subtotal	16,640.8	16,640.8	17,462.1	17,462.1	16,671.5	16,671.5

Held to Maturity
Obligations of States and Political Subdivisions	675.0	705.5	692.6	726.5	768.2	801.0
Government Sponsored Agency	142.8	145.3	114.6	116.8	55.9	57.6
Other	408.2	395.2	354.2	342.4	307.6	290.2

Subtotal	1,226.0	1,246.0	1,161.4	1,185.7	1,131.7	1,148.8

Trading Account	9.8	9.8	9.9	9.9	5.1	5.1

Total Securities	$17,876.6	$17,896.6	$18,633.4	$18,657.7	$17,808.3	$17,825.4

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	March 31, 2010
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$59.0	$—	$—	$59.0
Obligations of States and Political Subdivisions	41.1	2.0	—	43.1
Government Sponsored Agency	10,659.4	57.4	10.9	10,705.9
Non-U.S. Government	255.7	—	.7	255.0
Corporate Debt	2,962.9	7.2	1.8	2,968.3
Residential Mortgage-Backed	408.8	—	103.9	304.9
Other Asset-Backed	1,462.9	2.3	1.0	1,464.2
Auction Rate	401.6	12.2	2.1	411.7
Other	428.8	—	.1	428.7

Total	$16,680.2	$81.1	$120.5	$16,640.8

Reconciliation of Amortized Cost to Fair Values of Securities Held to Maturity	March 31, 2010
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$675.0	$31.0	$.5	$705.5
Government Sponsored Agency	142.8	2.8	.3	145.3
Other	408.2	—	13.0	395.2

Total	$1,226.0	$33.8	$13.8	$1,246.0

Federal Reserve and Federal Home Loan Bank Stock. Stock in Federal Reserve and Federal Home Loan Banks, included at cost within other securities available for sale above, totaled $42.6 million and $147.0 million, respectively, as of March 31, 2010 and December 31, 2009, and $27.6 million and $146.1 million, respectively, as of March 31, 2009.

Notes to Consolidated Financial Statements (continued)

Reconciliation of Amortized Cost to Fair Values of Securities Available for Sale	December 31, 2009
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$74.0	$—	$—	$74.0
Obligations of States and Political Subdivisions	45.6	1.4	—	47.0
Government Sponsored Agency	12,278.9	58.9	12.4	12,325.4
Non-U.S. Government	80.6	—	—	80.6
Corporate Debt	2,820.2	7.7	5.8	2,822.1
Residential Mortgage-Backed	439.7	—	125.7	314.0
Other Asset-Backed	1,183.8	.5	3.0	1,181.3
Auction Rate	409.7	18.2	.2	427.7
Other	190.0	—	—	190.0

Total	$17,522.5	$86.7	$147.1	$17,462.1

Reconciliation of Amortized Cost to Fair Values of Securities Held to Maturity	December 31, 2009
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$692.6	$34.5	$.6	$726.5
Government Sponsored Agency	114.6	2.4	.2	116.8
Other	354.2	—	11.8	342.4

Total	$1,161.4	$36.9	$12.6	$1,185.7

The following table provides the remaining maturity of securities as of March 31, 2010.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$5,725.7	$5,697.7
Due After One Year Through Five Years	9,986.3	9,985.0
Due After Five Years Through Ten Years	481.4	475.8
Due After Ten Years	486.8	482.3

Total	16,680.2	16,640.8

Held to Maturity
Due in One Year or Less	177.2	177.7
Due After One Year Through Five Years	442.6	453.7
Due After Five Years Through Ten Years	534.0	548.2
Due After Ten Years	72.2	66.4

Total	$1,226.0	$1,246.0

Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of March 31, 2010 and December 31, 2009.

Securities with Unrealized Losses as of March 31, 2010	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$4.2	$.1	$2.7	$0.4	$6.9	$.5
Government Sponsored Agency	729.8	3.0	448.2	8.2	1,178.0	11.2
Non-U.S. Government	148.8	.7	—	—	148.8	.7
Corporate Debt	1,203.0	1.8	—	—	1,203.0	1.8
Residential Mortgage-Backed	.4	1.4	304.5	102.5	304.9	103.9
Other Asset-Backed	331.7	.9	171.5	.1	503.2	1.0
Auction Rate	99.8	2.0	4.0	.1	103.8	2.1
Other	140.5	5.3	33.9	7.8	174.4	13.1

Total	$2,658.2	$15.2	$964.8	$119.1	$3,623.0	$134.3

Securities with Unrealized Losses as of December 31, 2009	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$7.7	$.2	$2.6	$.4	$10.3	$.6
Government Sponsored Agency	810.6	3.0	523.3	9.6	1,333.9	12.6
Corporate Debt	1,220.7	5.8	—	—	1,220.7	5.8
Residential Mortgage-Backed	.5	1.5	313.5	124.2	314.0	125.7
Other Asset-Backed	222.1	.5	570.1	2.5	792.2	3.0
Auction Rate	7.0	.2	—	—	7.0	.2
Other	4.1	2.7	34.0	9.1	38.1	11.8

Total	$2,272.7	$13.9	$1,443.5	$145.8	$3,716.2	$159.7

As of March 31, 2010, 317 securities with a combined fair value of $3.6 billion were in an unrealized loss position, with their unrealized losses totaling $134.3 million. The majority reflects the impact of credit and liquidity spreads on the valuations of residential mortgage-backed securities with unrealized losses totaling $103.9 million. Of these, 34 securities with total unrealized losses of $102.5 million have been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A, which represented 75% of total residential mortgage-backed securities, had a total amortized cost and fair value of $283.1 million and $189.0 million, respectively, and were comprised primarily of sub-prime and Alt-A securities. Securities classified as “other asset-backed” at March 31, 2010 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Notes to Consolidated Financial Statements (continued)

Unrealized losses of $11.2 million related to government sponsored agency securities are primarily attributable to widened credit spreads since their purchase. The majority of the $13.1 million of unrealized losses in securities classified as “other” at March 31, 2010 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $2.1 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $1.8 million within corporate debt securities primarily reflect widened credit spreads since their purchase and 93% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2010 are attributable to changes in overall market interest rates, increased credit spreads, and reduced market liquidity.

Security impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible OTTI. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is other than temporary include, but are not limited to, the length of time which the security has been impaired; the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and Northern Trust’s ability and intent not to sell, and the likelihood that it will not be required to sell, the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if OTTI has occurred.

While all securities are considered, the following describes Northern Trust’s process for identifying credit impairment within mortgage-backed securities, including residential mortgage-backed securities, the security type for which Northern Trust has previously recognized OTTI. To determine if an unrealized loss on a mortgage-backed security is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, the roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, an OTTI loss is recorded equal to the difference between the two amounts.

Notes to Consolidated Financial Statements (continued)

The factors used in developing the expected loss on mortgage-backed securities vary by year of origination and type of collateral. As of March 31, 2010, the expected loss on subprime and Alt-A portfolios was developed using default roll rates ranging from 2% to 25% for underlying assets that are current and ranging from 30% to 100% for underlying assets that are 30 days or more past due as to principal and interest payments or in foreclosure. Severities of loss ranging from 45% to 85% were assumed for underlying assets that may ultimately end up in default.

Credit Losses on Debt Securities. The table below provides information regarding cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired. There were no credit-related losses recognized in earnings for the three months ended March 31, 2010.

(In Millions)
Cumulative Credit-Related Losses on Securities – Beginning of Period	$73.0
Plus: Losses on Newly Identified Impairments	—
Additional Losses on Previously Identified Impairments	—

Cumulative Credit-Related Losses on Securities – End of Period	$73.0

5. Loans and Leases – Amounts outstanding in selected loan categories are shown below.

(In Millions)	March 31, 2010	December 31, 2009	March 31, 2009
U.S.
Residential Real Estate	$10,798.0	$10,807.7	$10,588.0
Commercial	6,363.4	6,312.1	7,826.8
Commercial Real Estate	3,265.2	3,213.2	3,144.8
Personal	4,873.8	4,965.8	4,625.3
Other	654.4	774.0	1,169.9
Lease Financing, net	1,040.7	1,004.4	986.3

Total U.S.	26,995.5	27,077.2	28,341.1
Non-U.S.	966.5	728.5	2,069.8

Total Loans and Leases	27,962.0	27,805.7	30,410.9
Reserve for Credit Losses Assigned to
Loans and Leases	(320.5)	(309.2)	(286.2)

Net Loans and Leases	$27,641.5	$27,496.5	$30,124.7

Other U.S. loans and non-U.S. loans included $1.0 billion at March 31, 2010, $1.0 billion at December 31, 2009, and $2.6 billion at March 31, 2009 of short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

Notes to Consolidated Financial Statements (continued)

The following table shows outstanding amounts of nonperforming and impaired loans as of March 31, 2010, December 31, 2009, and March 31, 2009.

(In Millions)	March 31, 2010	December 31, 2009	March 31, 2009
Nonperforming Loans	$319.5	$278.5	$167.8
Nonperforming Loans Classified as Impaired:
Impaired Loans with Reserves	120.5	94.5	85.7
Impaired Loans without Reserves*	141.6	133.6	66.0

Total Impaired Loans**	$262.1	$228.1	$151.7
Reserves for Impaired Loans	52.6	43.8	42.7
Average Balance of Impaired Loans During the Period	212.5	193.8	116.7

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.
**	Included within total impaired loans as of March 31, 2010 and December 31, 2009 were $35.7 million and $24.3 million, respectively, of loans deemed troubled debt restructurings.

At March 31, 2010, residential real estate loans totaling $1.3 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $20.3 million at March 31, 2010. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At March 31, 2010, legally binding commitments to extend credit totaled $25.1 billion compared with $25.7 billion at December 31, 2009, and $26.9 billion at March 31, 2009.

6. Reserve for Credit Losses – Changes in the reserve for credit losses were as follows:

	Three Months Ended March 31,
(In Millions)	2010	2009
Balance at Beginning of Period	$340.6	$251.1
Charge-Offs	(32.7)	(5.4)
Recoveries	2.1	2.7

Net Charge-Offs	(30.6)	(2.7)
Provision for Credit Losses	40.0	55.0
Effect of Foreign Exchange Rates	—	(.1)

Balance at End of Period	$350.0	$303.3

Reserve for Credit Losses Assigned to:
Loans and Leases	320.5	286.2
Unfunded Commitments and Standby Letters of Credit	29.5	17.1

Total Reserve for Credit Losses	$350.0	$303.3

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

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets – Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $22.9 billion on March 31, 2010, $24.1 billion on December 31, 2009, and $22.9 billion on March 31, 2009. Included in the March 31, 2010 pledged assets were securities available for sale of $703.5 million that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2010, December 31, 2009, and March 31, 2009 was $47.4 million, $227.9 million, and $48.9 million, respectively. There was no repledged collateral at March 31, 2010, December 31, 2009, or March 31, 2009.

8. Goodwill and Other Intangibles – The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at March 31, 2010, December 31, 2009, and March 31, 2009.

(In Millions)	March 31, 2010	December 31, 2009	March 31, 2009
Corporate and Institutional Services	$327.2	$334.7	$320.7
Personal Financial Services	66.8	66.9	66.7

Total Goodwill	$394.0	$401.6	$387.4

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at March 31, 2010, December 31, 2009, and March 31, 2009, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	March 31, 2010	December 31, 2009	March 31, 2009
Gross Carrying Amount	$155.0	$157.0	$152.8
Accumulated Amortization	100.3	96.3	84.1

Net Book Value	$54.7	$60.7	$68.7

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.0 million and $3.9 million for the quarters ended March 31, 2010 and 2009. Amortization for the remainder of 2010 and for the years 2011, 2012, 2013, and 2014 is estimated to be $10.9 million, $10.6 million, $10.4 million, $10.2 million and $10.0 million, respectively.

9. Business Units – The tables on page 39, reflecting the earnings contribution of Northern Trust’s business units for the three month periods ended March 31, 2010 and 2009, are incorporated by reference.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2010 and 2009, and changes during the three-month periods then ended.

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Three Months Ended March 31, 2010
Noncredit-Related Unrealized Losses on Securities OTTI	$(42.0)	$10.7	$(4.0)	$(35.3)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	.3	9.9	(3.7)	6.5
Less: Reclassification Adjustments	—	.3	(.1)	.2

Net Unrealized Gains (Losses) on Securities Available for Sale	(41.7)	20.3	(7.6)	(29.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	32.0	(11.7)	(5.9)
Less: Reclassification Adjustments	—	(2.1)	.8	(1.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	34.1	(12.5)	(4.6)
Foreign Currency Translation Adjustments	11.3	22.4	(33.8)	(.1)
Pension and Other Postretirement Benefit Adjustments	(305.0)	.7	(.3)	(304.6)
Less: Reclassification Adjustments	—	(6.5)	.7	(5.8)

Total Pension and Other Postretirement Benefit Adjustments	(305.0)	7.2	(1.0)	(298.8)

Accumulated Other Comprehensive Income (Loss)	$(361.6)	$84.0	$(54.9)	$(332.5)

Three Months Ended March 31, 2009
Unrealized Gains (Losses) on Securities Available for Sale	$(212.9)	$67.0	$(24.6)	$(170.5)
Less: Reclassification Adjustments	—	.2	(.1)	.1

Net Unrealized Gains (Losses) on Securities Available for Sale	(212.9)	66.8	(24.5)	(170.6)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	19.0	(7.1)	(8.8)
Less: Reclassification Adjustments	—	8.1	(3.0)	5.1

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	10.9	(4.1)	(13.9)
Foreign Currency Translation Adjustments	12.8	13.2	(16.7)	9.3
Pension and Other Postretirement Benefit Adjustments	(274.1)	—	—	(274.1)
Less: Reclassification Adjustments	—	4.9	(1.7)	3.2

Total Pension and Other Postretirement Benefit Adjustments	(274.1)	4.9	(1.7)	(270.9)

Accumulated Other Comprehensive Income (Loss)	$(494.9)	$95.8	$(47.0)	$(446.1)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended March 31,
(In Millions Except Per Share Information)	2010	2009

Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	241,724,178	223,357,446

Net Income	$157.2	$161.8
Less: Dividends on Preferred Stock	—	23.0

Net Income Applicable to Common Stock	157.2	138.8
Less: Earnings Allocated to Participating Securities	1.3	1.2

Earnings Allocated to Common Shares Outstanding	$155.9	$137.6
Basic Net Income Per Common Share	$.65	$.62

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	241,724,178	223,357,446
Plus Stock Option Dilution	789,213	1,043,739

Average Common and Potential Common Shares	242,513,391	224,401,185

Earnings Allocated to Common and Potential Common Shares	$155.9	$137.6
Diluted Net Income Per Common Share	$.64	$.61

Note: Common stock equivalents totaling 10,218,983 and 6,070,031 for the three months ended March 31, 2010 and March 31, 2009, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended March 31,
(In Millions)	2010	2009
Interest Income
Loans and Leases	$224.3	$243.5
Securities – Taxable	44.7	56.4
– Non-Taxable	7.5	9.1
Time Deposits with Banks	33.5	81.2
Federal Funds Sold and Securities Purchased under Agreements to Resell and Other	4.3	3.6

Total Interest Income	314.3	393.8

Interest Expense
Deposits	39.9	65.4
Federal Funds Purchased	1.3	1.4
Securities Sold Under Agreements to Repurchase	.2	.4
Other Borrowings	1.1	1.0
Senior Notes	11.5	8.6
Long-Term Debt	29.5	38.4
Floating Rate Capital Debt	.4	1.5

Total Interest Expense	83.9	116.7

Net Interest Income	$230.4	$277.1

Notes to Consolidated Financial Statements (continued)

13. Visa Membership – Northern Trust, in conjunction with other member banks of Visa U.S.A Inc. (Visa U.S.A.), is obligated to share in losses resulting from certain indemnified litigation involving Visa Inc. (Visa) and is also required to recognize the contingent obligation to indemnify Visa for potential losses arising from other indemnified litigation that has not yet settled at its estimated fair value in accordance with GAAP. Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $56.1 million at March 31, 2010 and December 31, 2009, and $73.9 million at March 31, 2009.

Visa has established an escrow account to fund the settlements of, or judgments in, the indemnified litigation. The funding by Visa of its escrow account has resulted in reductions of Northern Trust’s Visa related indemnification liability and of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. These shares are recorded at their original cost basis of zero and have restrictions as to their sale or transfer. It is expected that required additional contributions to the litigation escrow account will result in additional adjustments to the Visa related liability and to the future realization of the value of the outstanding shares. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

14. Income Taxes – Income tax expense of $81.0 million was recorded in the current quarter and $83.3 million in the prior year quarter. The effective tax rate equaled 34.0% in both periods.

As part of its audit of federal tax returns filed from 1997-2004, the Internal Revenue Service (IRS) challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. In September 2009, the Corporation reached a settlement agreement with the IRS with respect to certain of these transactions, resulting in the acceleration of $88.6 million in tax payments to the IRS. The acceleration of tax payments did not affect net income. The Corporation anticipates that the IRS will continue to disallow deductions relating to the remaining challenged leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2004. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. The Corporation will continue to defend its position on the tax treatment of its structured leasing transactions vigorously. Northern Trust has deposits with the IRS to mitigate interest that would become due should the IRS prevail on the remaining tax positions.

Notes to Consolidated Financial Statements (continued)

There have been no changes to the December 31, 2009 leveraged lease related uncertain tax position balance of $67.9 million. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust; although they could have a material effect on operating results for a particular period.

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three months ended March 31, 2010 and 2009.

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2010	2009
Service Cost	$9.5	$8.3
Interest Cost	9.2	8.3
Expected Return on Plan Assets	(18.3)	(14.9)
Amortization:
Net Loss	5.0	3.0
Prior Service Cost	.4	.3

Net Periodic Pension Expense	$5.8	$5.0

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended March 31,
(In Millions)	2010	2009
Service Cost	$1.0	$.9
Interest Cost	1.8	1.6
Expected Return on Plan Assets	(2.1)	(1.9)
Net Loss Amortization	.4	.3

Net Periodic Pension Expense	$1.1	$.9

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2010	2009
Service Cost	$.8	$.6
Interest Cost	1.2	1.0
Net Loss Amortization	1.5	1.0

Net Periodic Pension Expense	$3.5	$2.6

Net Periodic Pension Expense Other Postretirement Plan	Three Months Ended March 31,
(In Millions)	2010	2009
Service Cost	$.2	$.4
Interest Cost	.7	.9
Amortization:
Transition Obligation	—	.2
Net Loss	.5	.1
Prior Service Credit	(1.3)	—

Net Periodic Pension Expense	$.1	$1.6

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the first quarter of 2010, the Corporation granted 2,100,142 nonqualified stock options with a total grant-date fair value of $30.4 million and 777,569 stock unit awards with a total grant-date fair value of $39.7 million. Compensation expense recorded in the first quarter of 2010 includes $6.8 million attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the grant date. Total share-based compensation expense for the three months ended March 31, 2009 reflects the reversal of accruals related to performance stock units which were not expected to vest. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended March 31,
(In Millions)	2010	2009
Stock Options	$11.8	$5.5
Stock and Stock Unit Awards	5.8	4.3
Performance Stock Units	—	(14.9)

Total Share-Based Compensation Expense	17.6	(5.1)

Tax (Cost) Benefits Recognized	$6.4	$(1.9)

17. Variable Interest Entities – Northern Trust acts as sponsor and/or asset manager to various funds in which clients of Northern Trust are investors. As asset manager of funds, the Corporation earns a competitively priced fee which is based on assets managed and which varies with each fund’s investment objective. Under GAAP, certain of these funds are considered variable interest entities (VIE).

In June 2009, the FASB issued guidance which amends the criteria for determining whether the consolidation of a VIE is required. The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and economics. In February 2010, the FASB issued a deferral of this guidance for asset managers, allowing asset managers to continue applying for money market funds and other funds that prepare financial statements in accordance with the AICPA Investment Company Guide (or funds having similar attributes). Northern Trust’s adoption of the initial amended guidance and subsequent deferral did not impact its consolidated financial position or results of operations. Based on its analysis under existing consolidation accounting guidance, consistent with the deferral, Northern Trust’s interests in funds considered VIEs, and for which it serves as asset manager, are not considered significant variable interests under GAAP.

Notes to Consolidated Financial Statements (continued)

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.8 billion on March 31, 2010, $4.8 billion on December 31, 2009 and $4.4 billion on March 31, 2009. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $36.3 million at March 31, 2010, $38.3 million at December 31, 2009, and $35.0 million at March 31, 2009.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $88.2 billion at March 31, 2010, $82.3 billion at December 31, 2009, and $71.9 billion at March 31, 2010. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at March 31, 2010, December 31, 2009, or March 31, 2009 related to these indemnifications.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $56.1 million at March 31, 2010 and December 31, 2009, and $73.9 million at March 31, 2009.

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

Notes to Consolidated Financial Statements (continued)

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

19. Derivative Financial Instruments – Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts.

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust currently uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-U.S. dollar denominated revenue and expenditure transactions, non-U.S. dollar denominated assets and liabilities, and net investments in non-U.S. affiliates.

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

Notes to Consolidated Financial Statements (continued)

Credit default swap contracts are agreements to transfer credit default risk from one party to another in exchange for a fee. Northern Trust enters into credit default swaps with outside counterparties where the counterparty agrees to assume the underlying credit exposure of a specific Northern Trust commercial loan or commitment.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of March 31, 2010 and December 31, 2009, derivative assets and liabilities recorded on the consolidated balance sheet were reduced by $1,042.0 million and 939.8 million, respectively, as a result of master netting agreements in place. Derivative assets and liabilities recorded at March 31, 2010 also reflect reductions of $242.6 million and $448.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $216.2 million and $193.3 million, respectively, at December 31, 2009. Additional cash collateral received from and deposited with derivative counterparties totaling $12.7 million and $176.9 million, respectively, of as of March 31, 2010, and $10.8 million and $21.7 million, respectively, as of December 31, 2009, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010, was $634.9 million. Cash collateral amounts deposited with derivative counterparties include $378.0 million posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2010 of $256.9 million. Accelerated settlement due to such events would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Notes to Consolidated Financial Statements (continued)

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at March 31, 2010 and December 31, 2009, measured on a notional value basis, related to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust's global custody business. However, in the normal course of business Northern Trust also engages in proprietary trading of currencies. The following table shows the notional amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Credit risk is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

	March 31, 2010			December 31, 2009
(In Millions)	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$205,236.8	$2,354.0	$2,279.6	$173,159.1	$2,032.2	$2,008.5
Interest Rate Option Contracts	178.0	.2	.2	178.1	.4	.4
Interest Rate Swap Contracts	3,977.5	127.9	125.1	4,195.2	114.9	113.1
Futures Contracts	—	—	—	.2	—	—

Total	$209,392.3	$2,482.1	$2,404.9	$177,532.6	$2,147.5	$2,122.0

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2010 and 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		2010	2009
Foreign Exchange Contracts	Foreign Exchange Trading Income	$79.7	$131.1
Interest Rate Swap Contracts	Other Operating Income	1.0	1.0

Total		$80.7	$132.1

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value, cash flow, or net investment hedges. Other derivatives that are entered into for risk management purposes as economic hedges are not formally designated as hedges and, therefore, are accounted for as trading instruments.

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

Notes to Consolidated Financial Statements (continued)

The following table identifies the types and classifications of derivative instruments designated as hedges and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

	Derivative Instrument	Risk	March 31, 2010			December 31, 2009
(In Millions)			Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$405.0	$.4	$3.9	$257.7 $	.7	$4.2
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	107.6	—	1,100.0	98.1	—

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	1,634.3	26.1	35.6	1,516.7	40.8	42.8

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,244.9	—	10.6	1,177.4	2.9	5.2

Total			$4,384.2	$134.1	$50.1	$4,051.8	$142.5	$52.2

In addition to the above, Sterling denominated debt, totaling $227.7 million and $413.2 million at March 31, 2010 and December 31, 2009, respectively, were designated as hedges of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in fair value of these derivatives are recognized currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three months ended March 31, 2010 and 2009.

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			2010	2009
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(2.8)	$(1.6)
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	23.8	(6.3)

Total			$21.0	$(7.9)

For fair value hedges, Northern Trust applies the "shortcut" method of accounting, available under GAAP, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item. There was no ineffectiveness recorded for available for sale investment securities, senior notes, or long-term subordinated debt during the three months ended March 31, 2010 or 2009.

Notes to Consolidated Financial Statements (continued)

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders' equity. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. Northern Trust applies the "shortcut" method of accounting for cash flow hedges of available for sale securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under GAAP, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. As of March 31, 2010, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three months ended March 31, 2010 and 2009.

	Foreign Exchange Contracts		Interest Rate Swap Contracts
(In Millions)	2010	2009	2010	2009
Net Gain/(Loss) Recognized in AOCI	$32.0	$19.0	$—	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings:
Trust, Investment and Other Servicing Fees	4.4	13.8	—	—
Other Operating Income	.3	(.1)	—	—
Interest Income	1.1	4.7	—	.2
Interest Expense	.1	(.5)	—	—
Compensation	(5.0)	(16.6)	—	—
Employee Benefits	(1.6)	(4.1)	—	—
Equipment and Software Expense	(.1)	(.2)	—	—
Occupancy Expense	(.7)	(2.3)	—	—
Other Operating Expense	(.6)	(3.0)	—	—

Total	$(2.1)	$(8.3)	$—	$.2

During the three months ended March 31, 2010, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. The $8.3 million of net foreign exchange contract losses reclassified from AOCI during the three months ended March 31, 2009 included $1.7 million of net losses relating to cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions that were discontinued as the original forecasted transactions were no longer probable of occurring. It is estimated that a net loss of $7.1 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Notes to Consolidated Financial Statements (continued)

Foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three months ended March 31, 2010 or 2009. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary. The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2010 and 2009.

	Amount of Hedging Instrument Gain/(Loss) Recognized in OCI (Before Tax)
(In Millions)	2010	2009
Foreign Exchange Contracts	$67.3	$35.4
Sterling Denominated Subordinated Debt	10.4	3.6
Sterling Denominated Senior Debt	14.4	2.4

Total	$92.1	$41.4

Derivatives not formally designated as hedges under GAAP are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities and the credit risk of loans and loan commitments. The following table identifies the types and classifications of risk management derivative instruments not formally designated as hedges, their notional and fair values, and the respective risks addressed.

(In Millions)	Derivative Instrument	Risk Classification	March 31, 2010			December 31, 2009
			Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$127.0	$.1	$2.0	$127.0	$—	$2.2
Commercial Loans	Foreign Exchange Contracts	Foreign Currency	85.1	.6	.5	118.7	2.3	.7
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	65.1	—	.2	66.6	.1	2.3

Total			$277.2	$.7	$2.7	$312.3	$2.4	$5.2

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2010 and 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Recognized in Income
		2010	2009
Credit Default Swap Contracts	Other Operating Income	$.3	$2.8
Foreign Exchange Contracts	Other Operating Income	(1.3)	5.1

Total		$(1.0)	$7.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income totaled $157.2 million compared with $161.8 million in the first quarter of last year. Net income per common share on a diluted basis for the first quarter was $.64 compared with net income per common share of $.61 reported in the first quarter of 2009. The prior year quarter’s earnings per share were reduced by $.10 in connection with Northern Trust’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (Capital Purchase Program).

The performance in the current quarter produced an annualized return on average common equity (ROE) of 9.9% versus 10.9% reported for the comparable quarter last year and an annualized return on average assets (ROA) of .85%, unchanged from the prior year.

Consolidated revenues stated on a fully taxable equivalent (FTE) basis totaled $907.6 million, up slightly from last year’s first quarter revenues of $904.2 million. Trust, investment and other servicing fees increased 25% from last year to $515.1 million. Foreign exchange trading income decreased $51.4 million, or 39%, to $79.7 million from $131.1 million in the prior year. Net interest income on an FTE basis totaled $240.1 million, a decrease of 17%. Noninterest expenses totaled $619.7 million in the current quarter and $593.5 in the prior year quarter, a current quarter increase of 4% or $26.2 million.

Noninterest Income

Noninterest income of $667.5 million for the quarter accounted for 74% of total taxable equivalent revenue. Trust, investment and other servicing fees represented 57% of total taxable equivalent revenue. The $51.0 million increase in trust, investment and other servicing fees from the prior year quarter primarily reflects higher securities lending and asset management fee revenues, partially offset by $20.2 million of waived fees in money market funds due to the low level of interest rates. Foreign exchange trading income results reflect lower currency volatility compared to the higher volatility levels experienced in the 2009 quarter. Revenues from security commissions and trading income decreased due to lower revenue from core brokerage and transition management services.

Noninterest Income (continued)

The components of noninterest income are provided below.

Noninterest Income (In Millions)	Three Months Ended March 31
	2010	2009	% Change
Trust, Investment and Other Servicing Fees	$515.1	$410.7	25
Foreign Exchange Trading Income	79.7	131.1	(39)
Treasury Management Fees	20.1	20.4	(1)
Security Commissions and Trading Income	13.3	16.8	(21)
Other Operating Income	39.0	37.1	5
Investment Security Gains (Losses), net	.3	.4	(28)

Total Noninterest Income	$667.5	$616.5	8

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Certain investment management fee arrangements also may provide for performance fees, based on client portfolio returns that exceed predetermined levels. Securities lending fees also are impacted by Northern Trust’s share of unrealized investment gains and losses in one investment fund that is used in our securities lending activities and is accounted for at fair value. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 4% and in total revenues of approximately 2%.

Assets Under Custody (In Billions)	March 31, 2010	December 31, 2009	March 31, 2009	% Change 1Q 10/ 4Q 09	% Change 1Q 10/ 1Q 09
Corporate and Institutional	$3,373.5	$3,325.9	$2,559.3	1	32
Personal	340.7	331.1	281.7	3	21

Total Assets Under Custody	$3,714.2	$3,657.0	$2,841.0	2	31

Assets Under Management (In Billions)	March 31, 2010	December 31, 2009	March 31, 2009	% Change 1Q 10/ 4Q 09	% Change 1Q 10/ 1Q 09
Corporate and Institutional	$498.2	$482.0	$392.0	3	27
Personal	149.1	145.2	130.3	3	14

Total Assets Under Management	$647.3	$627.2	$522.3	3	24

C&IS assets under custody of $3.4 trillion at March 31, 2010 included $2.0 trillion of global custody assets, 44% higher than a year ago. C&IS assets under management of $498.2 billion included $121.3 billion of securities lending related collateral, a 28% increase from the prior year quarter. The changes in assets under custody and under management are in comparison to the twelve month improvement in the S&P 500 index of 47% and the EAFE index (USD) of 53%. As of the current quarter-end, managed assets were invested 43% in equities, 18% in fixed-income securities, and 39% in cash and other assets.

Noninterest Income (continued)

As of the current quarter-end, C&IS managed assets were invested 45% in equities, 14% in fixed-income securities, and 41% in cash and other assets. PFS managed assets at quarter-end were invested 35% in equities, 33% in fixed-income securities, and 32% in cash and other assets.

Trust, investment and other servicing fees from Corporate & Institutional Services (C&IS) increased 44% from the year-ago quarter to $297.3 million. The largest component of C&IS fees is custody and fund administration fees which increased 17% to $159.2 million, reflecting improved market valuations and new business. C&IS investment management fees for the first quarter of 2010 equaled $63.7 million, up 5% from the prior year quarter. The increase primarily reflects improved market valuations and new business, partially offset by $4.2 million of waived fees in money market funds due to low level of interest rates. Securities lending fees totaled $55.6 million compared with negative $7.9 million in the first quarter of last year. The increase is attributable to the recovery of previously recorded unrealized asset valuation losses of approximately $38 million in a mark-to-market investment fund used in securities lending activities, as compared to unrealized asset valuation losses of approximately $52 million recorded in the prior year quarter. Excluding the impact of valuation adjustments, the decrease in securities lending fees of approximately $27 million is attributable to significantly lower spreads on the investment of cash collateral, while volumes improved from the prior year quarter’s levels.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter increased 7% and totaled $217.8 million. The increase in PFS fees was primarily a result of higher market valuations and new business, which were largely offset by $16.0 million of waived fees in money market funds due to low level of interest rates.

The components of other operating income are provided below.

Other Operating Income (In Millions)	Three Months Ended March 31
	2010	2009	% Change
Loan Service Fees	$14.6	$9.5	54
Banking Service Fees	14.4	11.9	21
Non-Trading Foreign Exchange Gains (Losses), net	1.7	(1.3)	—
Credit Default Swaps Gains (Losses), net	.3	2.8	(89)
Gain on Sale of Leased Equipment	.5	7.8	(94)
Other Income	7.5	6.4	17

Total Other Operating Income	$39.0	$37.1	5

The current quarter increases in loan and banking service fees reflect higher commercial loan and letter of credit fees, respectively.

Net Interest Income

Net interest income for the quarter totaled $230.4 million, 17% lower than the $277.1 million reported in the first quarter of 2009. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income for the quarter, stated on an FTE basis, totaled $240.1 million, down 17% from $287.7 million reported in the prior year first quarter. When adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income.

Average earning assets of $67.4 billion were 3% lower than a year ago, driven by a decrease in average loans and leases and in money market assets, partially offset by growth in average securities. Loans and leases averaged $27.5 billion, down 7% from the first quarter of last year, and money market assets averaged $21.6 billion for the quarter, a decrease of 6%. The securities portfolio averaged $18.3 billion, up 9% from last year’s quarter, and primarily reflecting an increase in the average balance of government sponsored agency securities and corporate debt. The net interest margin, stated on an FTE basis, was 1.44%, compared with 1.68% in the prior year quarter, primarily reflecting the compression of the spread between interest rates on short-term investments and on overnight funding sources and the diminished value of non-interest bearing funds in the current low interest rate environment.

Average U.S. loans and leases outstanding during the quarter totaled $27.5 billion, 7% lower than the $29.7 billion in last year’s first quarter. Within the loan and lease portfolio, residential real estate loans averaged $10.8 billion in the quarter, up 3% from the prior year’s first quarter, and represented 39% of the average loan and lease portfolio. Commercial loans averaged $6.4 billion, down 22% from $8.2 billion last year, while personal loans averaged $4.9 billion, up 4% from last year’s first quarter. Loans outside the U.S. averaged $656.5 million, a 50% decrease from $1.3 billion in the prior year quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $44.7 billion, up 2%, from the first quarter of 2009. The increase was attributable to higher levels of average domestic savings and money market deposits, partially offset by a decline of $2.6 billion, or 8%, in non-U.S. office deposits from last year’s first quarter. The decline in non-U.S. office deposits resulted primarily from a decrease in global custody related deposit balances. Other interest-related funds averaged $11.4 billion in the quarter, consistent with $11.2 billion in last year’s first quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. The increase in other interest-related funds resulted primarily from higher levels of short-term borrowings and senior notes. The increase in senior notes reflects the May 2009 issuance of $500 million of fixed-rate senior notes of the Corporation. Net noninterest-related funds utilized to fund earning assets averaged $11.3 billion compared with $14.5 billion in last year’s first quarter, the decrease resulting primarily from lower levels of U.S. office noninterest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $40.0 million in the first quarter compared with $55.0 million in the prior year quarter. The current quarter provision reflects the continued weakness in the broader economic environment. The reserve for credit losses at March 31, 2010 was $350.0 million compared with $340.6 million at December 31, 2009 and $303.3 million at March 31, 2009. Net charge-offs totaled $30.6 million for the quarter. Net charge-offs in the prior year quarter totaled $2.7 million. For additional discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expenses

The components of noninterest expenses are provided below.

Noninterest Expenses (In Millions)	Three Months Ended March 31
	2010	2009	% Change
Compensation	$274.7	$258.3	6
Employee Benefits	63.1	65.8	(4)
Outside Services	105.6	95.7	10
Equipment and Software Expense	66.6	61.7	8
Occupancy Expense	42.7	41.8	2
Other Operating Expenses	67.0	70.2	(5)

Total Noninterest Expenses	$619.7	$593.5	4

Compensation and employee benefit expenses, the largest component of noninterest expenses, increased $13.7 million, or 4%, to $337.8 million compared with the prior year quarter. The primary driver of the increase was share-based compensation expense, which totaled $17.6 million in the current quarter compared to a negative $5.1 million in the prior year quarter. Share-based compensation expense in the prior year quarter related to a performance plan totaled a negative $14.9 million due to the reversal of accruals for stock units which were not expected to vest. Additionally, share-based compensation expense attributable to stock options totaled $11.8 million in the current quarter, compared with $5.5 million in the prior year quarter, reflecting an increase in the number of stock options granted during the current quarter. Offsetting the increase in share-based compensation expense was a reduction in salaries and benefits reflecting decreased employee benefit expense and lower costs associated with temporary contracted services. Staff on a full-time equivalent basis at March 31, 2010 totaled approximately 12,500, up 2% from a year ago.

Expenses associated with outside services totaled $105.6 million, up $9.9 million, or 10%, from $95.7 million in the prior year quarter due to higher expenses for investment manager sub-advisory and technical services.

Equipment and software expense, comprised of depreciation and amortization; rental; and maintenance costs, totaled $66.6 million, up 8% from $61.7 million in the prior year quarter. The increase resulted primarily from higher levels of depreciation expense from capital investments in technology. Net occupancy expense equaled $42.7 million, up 2% from $41.8 million in the prior year quarter.

Other Operating Expenses

The components of other operating expenses are provided below.

Other Operating Expenses (In Millions)	Three Months Ended March 31
	2010	2009	% Change
Business Promotion	$25.5	$24.2	5
FDIC Insurance Premiums	10.9	8.5	28
Other Intangible Amortization	4.0	3.9	3
Client Support Related Charges	—	8.3	—
Other Expenses	26.6	25.3	5

Total Other Operating Expenses	$67.0	$70.2	(5)

Client support related charges in the prior year quarter consist of $8.3 million of expense incurred in connection with Capital Support Agreements that had been established to support certain Northern Trust investment vehicles. As of December 31, 2009, all such agreements had expired in connection with the final settlements of covered securities. The current quarter included higher Federal Deposit Insurance Corporation insurance premiums and advertising expenses.

Provision for Income Taxes

Income tax expense of $81.0 million was recorded in the current quarter and $83.3 million in the prior year quarter. The effective tax rate equaled 34.0% in both periods.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three months ended March 31, 2010 and 2009. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended March 31, ($ in Millions)	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$297.3	$207.0	$217.8	$203.7	$—	$—	$515.1	$410.7
Other	117.8	169.7	32.5	32.5	2.1	3.6	152.4	205.8
Net Interest Income (FTE)*	73.5	146.9	140.3	132.1	26.3	8.7	240.1	287.7

Revenues (FTE)*	488.6	523.6	390.6	368.3	28.4	12.3	907.6	904.2
Provision for Credit Losses	(5.7)	13.6	45.7	41.4	—	—	40.0	55.0
Noninterest Expenses	322.7	327.6	266.6	252.6	30.4	13.3	619.7	593.5

Income (Loss) before Income Taxes*	171.6	182.4	78.3	74.3	(2.0)	(1.0)	247.9	255.7
Provision for Income Taxes*	60.8	63.3	29.7	28.4	.2	2.2	90.7	93.9

Net Income (Loss)	$110.8	$119.1	$48.6	$45.9	$(2.2)	$(3.2)	$157.2	$161.8

Percentage of Consolidated Net Income	70%	74%	31%	28%	(1)%	(2)%	100%	100%

Average Assets	$37,358.0	$46,082.1	$23,508.1	$21,347.3	$14,103.5	$9,926.1	$74,969.6	$77,355.5

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.7 million for 2010 and $10.6 million for 2009.

Corporate and Institutional Services

C&IS net income for the quarter was $110.8 million compared with $119.1 million in the first quarter of 2009. Noninterest income was $415.1 million, up 10% from $376.7 million in last year’s first quarter. Trust, investment and other servicing fees from C&IS increased 44% from the year-ago quarter to $297.3 million. The largest component of C&IS fees is custody and fund administration fees which increased 17% to $159.2 million, reflecting improved market valuations and new business. C&IS investment management fees for the first quarter of 2010 equaled $63.7 million, up 5% from the prior year quarter. The increase primarily reflects improved market valuations and new business, partially offset by $4.2 million of waived fees in money market funds due to the low level of interest rates. Securities lending fees totaled $55.6 million compared with negative $7.9 million in the first quarter of last year. The increase is attributable to the recovery of previously recorded unrealized asset valuation losses of approximately $38 million in a mark-to-market investment fund used in securities lending activities, as compared to unrealized asset valuation losses of approximately $52 million recorded in the prior year quarter. Excluding the impact of valuation adjustments, the decrease in securities lending fees of approximately $27 million is attributable to significantly lower spreads on the investment of cash collateral, while volumes improved from the prior year quarter’s levels.

Corporate and Institutional Services (continued)

Other noninterest income was $117.8 million compared with $169.7 million in last year’s first quarter. Foreign exchange trading income equaled $78.3 million, down 39% from last year’s first quarter, reflecting reduced currency volatility as compared to the higher volatility levels which benefited last year’s first quarter.

Net interest income stated on an FTE basis was $73.5 million, down 50% from $146.9 million in last year’s first quarter, primarily reflecting a reduction in earning assets and a decline in the net interest margin. Earning assets averaged $35.1 billion for the quarter compared with $41.4 billion in the first quarter of last year, reflecting a $5.1 billion decline in average loans outstanding and a decrease in global custody related deposits which are primarily invested in short-term money market assets. The net interest margin equaled .85% compared with 1.44% reported in the prior year quarter. The decrease is primarily attributable to reduced levels of loans and money market assets and the compression of short-term interest rate spreads in the current quarter.

A provision for credit losses of negative $5.7 million was recorded in the current quarter compared with $13.6 million recorded in the prior year first quarter. The negative provision for the current quarter primarily reflects lower commercial loan outstandings.

Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $322.7 million compared with $327.6 million for the first quarter of last year. The decrease is primarily attributable to lower compensation costs and other operating expenses, partially offset by higher indirect expense allocations.

Personal Financial Services

PFS net income for the current quarter was $48.6 million compared to $45.9 million reported a year ago. Noninterest income was $250.3 million, up 6% from $236.2 million in last year’s first quarter. Trust, investment and other servicing fees in the quarter increased 7% and totaled $217.8 million, compared with $203.7 million a year ago. The increase in PFS fees was primarily a result of higher market valuations and new business, which were largely offset by $16.0 million of waived fees in money market funds due to low level of interest rates. Other noninterest income totaled $32.5 million, unchanged from the prior year quarter.

Net interest income stated on an FTE basis was $140.3 million in the current quarter compared with $132.1 million in the prior year’s first quarter, reflecting a decline in the net interest margin. The net interest margin was 2.47% in the current quarter, compared to 2.55% in the prior year quarter.

A provision for credit losses of $45.7 million was recorded in the current quarter compared with a provision of $41.4 million recorded in the prior year first quarter. The provision for the current quarter reflects the continued weakness in the broader economic environment. For a fuller discussion of the reserve and provision for credit losses refer to the “Asset Quality” section below.

Personal Financial Services (continued)

Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $266.6 million compared with $252.6 million for the first quarter of last year, an increase of $14.0 million, or 6%. The increase primarily reflects higher indirect expense allocations, partially offset by lower other operating expenses.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. The increase in Treasury and Other average assets of $4.2 billion from the prior year quarter reflects higher levels of short-term securities and money market assets, funded primarily by short-term borrowings, senior notes and long-term debt, and noninterest-bearing deposits. Net interest income in the current quarter was $26.3 million, as compared to $8.7 million in the prior year quarter. The increase reflects the higher asset levels, partially offset by the low interest rate environment. Other noninterest income for the current quarter totaled $2.1 million, compared with $3.6 million in the year-ago quarter. Noninterest expenses for the quarter increased $17.1 million to $30.4 million, compared to $13.3 million in the year-ago first quarter, reflecting higher share-based compensation in the current quarter. The prior year quarter’s share-based compensation expense related to a performance plan included the reversal of accruals for stock units which were not expected to vest.

BALANCE SHEET

Total assets at March 31, 2010 were $76.3 billion and averaged $75.0 billion for the first quarter, compared with total assets of $78.5 billion at March 31, 2009 and an average balance of $77.4 billion in the prior year first quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.0 billion at March 31, 2010 and averaged $27.5 billion for the first quarter, compared with $30.4 billion at March 31, 2009 and a $29.7 billion average for the first quarter last year. Securities totaled $18.3 billion at March 31, 2010 and averaged $18.3 billion for the quarter, compared with $17.8 billion at March 31, 2009 and $16.8 billion on average in last year’s quarter. Money market assets, which include federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets, totaled $23.0 billion at March 31, 2010 and averaged $21.6 billion in the first quarter, down 6% from the year-ago quarter’s average. The decrease in the average balance of total assets was due to lower levels of funding from noninterest-bearing deposits.

BALANCE SHEET (continued)

Total stockholders’ equity averaged $6.5 billion at March 31, 2010, down 3% from prior year’s first quarter average of $6.7 billion. The current quarter average includes the May 2009 issuance of 17,250,000 common shares in connection with a public offering and the retention of earnings. The prior year quarter average includes the November 2008 issuance of senior preferred stock and related warrant to the U.S. Department of the Treasury pursuant to the terms of the Capital Purchase Program, which were repurchased in June and August of 2009, respectively.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2010 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at March 31, 2010 that were above the level required for classification as a “well capitalized” institution. Shown below are the March 31, 2010 and 2009 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended March 31, 2010 or 2009 exceeded 10% of the consolidated total.

	March 31, 2010			March 31, 2009
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.4%	15.5%	8.9%	13.0%	15.2%	8.9%
The Northern Trust Company	12.8%	15.9%	8.0%	11.0%	14.0%	7.0%
Northern Trust, NA	9.9%	11.5%	8.4%	9.9%	11.4%	8.5%

The ratio of tier 1 common equity to risk-weighted assets, a non-GAAP financial measure, was 12.8% at March 31, 2010 unchanged from December 31, 2009 and up from 9.6% at March 31, 2009. The following table provides a reconciliation of tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements.

($ in Millions)	March 31, 2010	December 31, 2009	March 31, 2009
Tier 1 Capital	$6,630.9	$6,522.0	$6,818.4
Less: Preferred Stock	—	—	1,504.6
Floating Rate Capital Securities	268.5	268.0	268.4

Tier 1 Common Equity	6,362.4	6,254.0	5,045.4

Tier 1 Capital Ratio	13.4%	13.4%	13.0%
Tier 1 Common Equity Ratio	12.8%	12.8%	9.6%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 90% of the total portfolio at March 31, 2010 composed of U.S. Treasury and government sponsored agency securities, Federal Home Loan Bank and Federal Reserve Bank stock, and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 10% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 3% was rated double-A, 3% was rated below double-A, and 4% was not rated by Standard and Poor’s or Moody’s Investors Service.

Total gross unrealized losses within the investment securities portfolio at March 31, 2010 were $134.3 million as compared to $159.7 million at December 31, 2009. The $25.4 million decrease in unrealized losses from December 31, 2009 primarily reflects higher valuations of asset-backed securities due to an improvement in credit spreads. Of the total gross unrealized losses on securities at March 31, 2010, $103.9 million relate to residential mortgage-backed securities. Residential mortgage-backed securities rated below double-A, which represented 75% of total residential mortgage-backed securities, had a total amortized cost and fair value at March 31, 2010 of $283.1 million and $189.0 million, respectively, and were comprised primarily of sub-prime and Alt-A securities.

Northern Trust has evaluated residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment losses in accordance with GAAP accounting guidance and with Northern Trust's security impairment review policy. There were no credit-related losses recognized in earnings on debt securities other-than-temporarily impaired for the three months ended March 31, 2010.

Northern Trust is an active participant in the repurchase agreement market. Securities purchased under agreements to resell and securities sold under agreements to repurchase are recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is continuously monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase provide a relatively low cost alternative for short-term funding and the securities are held by the counterparty until the repurchase.

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). The following table presents the outstanding amounts of nonperforming loans and OREO. Also shown are loans that have interest or principal payments that are delinquent 90 days or more and are still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

(In Millions)	March 31, 2010	December 31, 2009	March 31, 2009
Nonperforming Loans U.S.
Residential Real Estate	$136.0	$116.9	$60.5
Commercial	57.0	48.5	41.5
Commercial Real Estate	117.1	109.3	60.1
Personal	4.7	1.2	5.7
Other	4.7	2.6	—

Total Nonperforming Loans	319.5	278.5	167.8
Other Real Estate Owned	45.7	29.6	4.3

Total Nonperforming Assets	$365.2	$308.1	$172.1

90 Day Past Due Loans Still Accruing	$16.1	$15.1	$16.6

Nonperforming loans and leases of $319.5 million at March 31, 2010 represented 1.14% of total loans and leases. The $41.0 million increase in nonperforming loans during the current quarter primarily reflects the deterioration in overall economic conditions. The duration and severity of the economic downturn, together with its impact on equity and real estate values, has had a negative effect Northern Trust’s loan portfolio, primarily the residential real estate and commercial real estate segments, resulting in an increase in loans that have been downgraded to nonperforming and in OREO properties.

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. In order to limit its credit risk, Northern Trust focuses its lending efforts on existing clients with whom Northern Trust is seeking to establish a comprehensive financial services relationship. Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of conventional home mortgages and equity credit lines, which generally require a loan to collateral value of no more than 75% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Changes in collateral values, delinquency ratios, portfolio volume and concentration, and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative reserve factors that are applied in the determination of inherent reserve requirements. The commercial real estate portfolio consists primarily of construction, acquisition and development loans and commercial mortgages extended principally to experienced developers or investors with whom Northern Trust has, or is seeking to build, a financial services relationship. Underwriting standards reflect conservative loan-to-value ratios and debt service coverage requirements.

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

A $40.0 million provision for credit losses was recorded in the first quarter of 2010 compared with a $55.0 million provision in the prior year first quarter. The current quarter provision reflects the continued weakness in the broader economic environment.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three months ended March 31, 2010 and 2009 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the inherent portion of the reserve and its components by loan category at March 31, 2010, December 31, 2009 and March 31, 2009.

	March 31, 2010		December 31, 2009		March 31, 2009
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$52.6	—%	$43.8	—%	$42.7	—%

Allocated Inherent Reserve
Residential Real Estate	71.3	39	66.8	39	46.6	35
Commercial	133.2	23	137.6	23	129.2	26
Commercial Real Estate	69.8	12	65.6	11	50.0	10
Personal	16.1	17	18.3	18	24.6	15
Other	1.4	2	2.2	3	2.3	4
Lease Financing	1.6	4	1.4	4	2.1	3
Non-U.S.	4.0	3	4.9	2	5.8	7

Total Allocated Inherent Reserve	$297.4	100%	$296.8	100%	$260.6	100%

Total Reserve	$350.0	100%	$340.6	100%	$303.3	100%

Reserve Assigned to:
Loans and Leases	$320.5		$309.2		$286.2
Unfunded Loan Commitments and Standby Letters of Credit	29.5		31.4		17.1

Total Reserve for Credit Losses	$350.0		$340.6		$303.3

The increase in reserve levels from March 31, 2009 reflects weakness in the broader economic environment, particularly its impact on the residential and commercial real estate segments and on the level of nonperforming loans.

The reserve assigned to loans and leases, as a percentage of total loans and leases, was 1.15% at March 31, 2010, compared with 1.11% at December 31, 2009 and .94% at March 31, 2009.

MARKET RISK MANAGEMENT

As described in the 2009 Annual Report to Shareholders, Northern Trust manages its interest rate risk through measurement techniques which include simulation of earnings and of the economic value of equity. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a value at risk model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position and the value at risk associated with the foreign exchange trading portfolio have not changed significantly since December 31, 2009.

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, capital adequacy, dividend policy, expansion and business development plans, risk management policies, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including reserve levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments with respect to litigation, other contingent liabilities and obligations, and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results.

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity, such as entry into capital support agreements and other client support actions; the impact of continuing disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign

FACTORS AFFECTING FUTURE RESULTS (continued)

exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate reserves therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money

FACTORS AFFECTING FUTURE RESULTS (continued)

laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including recent federal proposals that could affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, and restrict or increase the regulation of certain activities carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation and regulations could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2009 Annual Report to Shareholders (pages 51 – 62), in the section of the “Notes to Consolidated Financial Statements” in the 2009 Annual Report to Shareholders captioned “Note 23 – Contingent Liabilities” (page 99 and 100), in the sections of “Item 1 – Business” of the 2009 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2 – 11), and in “Item 1A – Risk Factors” of the 2009 Annual Report on Form 10-K (pages 25 – 37) as updated by Part II, Item 1A “Risk Factors” of this report. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE STATEMENT OF CONDITION WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	First Quarter
(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS)	2010			2009
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.2	$278.4	.29%	$.3	$439.5	.28%
Time Deposits with Banks	33.5	14,581.1	.93	81.2	16,916.4	1.95
Federal Reserve Deposits and Other Interest-Bearing	4.1	6,753.8	.25	3.3	5,592.2	.24

Total Money Market Assets	37.8	21,613.4	.71	84.8	22,948.1	1.50

Securities
U.S. Government	.1	67.2	.60	.1	17.8	2.28
Obligations of States and Political Subdivisions	12.0	750.6	6.39	14.4	861.6	6.69
Government Sponsored Agency	31.5	11,615.2	1.10	41.6	12,031.2	1.40
Other	17.1	5,870.9	1.18	18.6	3,861.7	1.95

Total Securities	60.7	18,303.9	1.34	74.7	16,772.3	1.81

Loans and Leases	225.5	27,497.8	3.33	244.9	29,725.3	3.34

Total Earning Assets	$324.0	67,415.1	1.95%	$404.4	69,445.7	2.36%

Reserve for Credit Losses Assigned to Loans and Leases	—	(305.4)	—	—	(228.8)	—
Cash and Due from Banks	—	2,479.9	—	—	2,302.3	—
Other Assets	—	5,380.0	—	—	5,836.3	—

Total Assets	—	$74,969.6	—	—	$77,355.5	—

Average Source of Funds
Deposits
Savings and Money Market	$9.0	$12,889.6	.28%	$19.1	$9,653.7	.80%
Savings Certificates	8.3	2,359.8	1.42	16.8	2,689.0	2.53
Other Time	3.3	1,488.3	.90	4.5	837.6	2.18
Non-U.S. Offices - Interest-Bearing	19.3	27,973.4	.28	25.0	30,559.4	.33

Total Interest-Bearing Deposits	39.9	44,711.1	.36	65.4	43,739.7	.61
Short-Term Borrowings	2.6	6,839.4	.16	2.8	6,630.9	.17
Senior Notes	11.5	1,518.3	3.07	8.6	1,044.1	3.34
Long-Term Debt	29.5	2,803.1	4.26	38.4	3,250.4	4.79
Floating Rate Capital Debt	.4	276.8	.59	1.5	276.7	2.20

Total Interest-Related Funds	83.9	56,148.7	.61	116.7	54,941.8	.86

Interest Rate Spread	—	—	1.34%	—	—	1.50%
Noninterest-Bearing Deposits	—	9,517.9	—	—	12,394.6	—
Other Liabilities	—	2,848.4	—	—	3,343.2	—
Stockholders’ Equity	—	6,454.6	—	—	6,675.9	—

Total Liabilities and Stockholders’ Equity	—	$74,969.6	—	—	$77,355.5	—

Net Interest Income/Margin (FTE Adjusted)	$240.1	—	1.44%	$287.7	—	1.68%

Net Interest Income/Margin (Unadjusted)	$230.4	—	1.39%	$277.1	—	1.62%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Three Months 2010/2009
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$(16.4)	$(64.0)	$(80.4)
Interest-Related Funds	.4	(33.2)	(32.8)

Net Interest Income (FTE)	$(16.8)	$(30.8)	$(47.6)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 46 of this document.

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

The information presented in Note 18 titled “Contingent Liabilities” beginning on page 26 of this Form 10-Q is incorporated herein by reference.

On January 16, 2009, an amended complaint was filed in the putative class action lawsuit currently pending in the United States District Court for the Northern District of Illinois against the Corporation and others. The defendants named in the amended complaint are the Corporation, the Bank, the Northern Trust Employee Benefits Administrative Committee and its members, the Northern Trust Employee Benefits Investment Committee and its members, and certain other officers, including the present Chief Executive Officer of the Corporation and the former Chief Executive Officer of the Corporation, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to January 14, 2009. The complaint purports to allege breaches of fiduciary duty in violation of the Employee Retirement Income Security Act (ERISA) related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A.	Risk Factors

Except as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Changes in laws and regulation could result in reduced earnings. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. For example, in reaction to recent adverse financial market events, federal proposals have been introduced that could affect our leverage limits and risk-based capital and liquidity requirements, require us to pay higher assessments, and restrict or increase the regulation of certain of our business activities. We cannot determine the ultimate effect that potential legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.

Compliance with evolving regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Although our repurchase of the preferred stock and warrant we issued and sold to the U.S. Treasury under the CPP eliminated restrictions placed upon us under the agreements relating to our participation in that program, in light of current economic conditions, banks and other financial services companies such as us will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. Evolving regulations, such as the Basel II capital regime and liquidity related regulations, and regulations that generate increased scrutiny of particular activities, such as anti-money laundering procedures, require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. We often must meet significant milestones in complying with these regulatory requirements. Failure to meet these requirements and milestones could significantly and negatively affect our business. In addition, our required regulatory capital may be affected by these or other regulatory or legislative initiatives, such as Basel II, potentially resulting in changes to the cost and composition of our regulatory capital. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of of Shares that May Yet be Purchased Under the Plan
January 1-31, 2010	1,096	$51.85	1,096
February 1-28, 2010	69,141	53.62	69,141
March 1-31, 2010	80	54.46	80

Total (First Quarter)	70,317	$53.60	70,317	7,240,225

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(31) Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32) Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Edited version of the remarks delivered by Frederick H. Waddell, Chairman, President, and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 20, 2010.

(101)	Interactive Data File

(i)	Includes the following financial and related information from Northern Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders' Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 30, 2010	By:	/S/ WILLIAM L. MORRISON
William L. Morrison
Executive Vice President and Chief
Financial Officer

Date: April 30, 2010	By:	/S/ AILEEN B. BLAKE
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Edited version of the remarks delivered by Frederick H. Waddell, Chairman, President, and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 20, 2010.

(101)	Interactive Data File

(i)	Includes the following financial and related information from Northern Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders' Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.