Form 10-Q
period 2010-06-30
NORTHERN TRUST CORP
filed 2010-07-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

242,090,858 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2010)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2010	December 31 2009	June 30 2009
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$3,524.2	$2,491.8	$2,531.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	262.2	250.0	1,074.8
Time Deposits with Banks	13,276.5	12,905.2	16,054.9
Federal Reserve Deposits and Other Interest-Bearing	9,787.7	14,973.0	2,984.0
Securities
Available for Sale	18,624.5	17,462.1	16,345.6
Held to Maturity (Fair value - $1,206.1 at June 2010, $1,185.7 at December 2009, $1,177.2 at June 2009)	1,184.0	1,161.4	1,164.6
Trading Account	11.6	9.9	4.7

Total Securities	19,820.1	18,633.4	17,514.9

Loans and Leases
Commercial and Other	17,482.5	16,998.0	18,288.8
Residential Mortgages	10,922.3	10,807.7	10,738.3

Total Loans and Leases (Net of unearned income - $482.3 at June 2010, $486.0 at December 2009, and $504.6 at June 2009)	28,404.8	27,805.7	29,027.1

Reserve for Credit Losses Assigned to Loans and Leases	(326.7)	(309.2)	(297.3)
Buildings and Equipment	529.5	543.5	548.1
Client Security Settlement Receivables	861.7	794.8	1,162.8
Goodwill	393.0	401.6	405.3
Other Assets	3,515.9	3,651.7	4,039.3

Total Assets	$80,048.9	$82,141.5	$75,045.2

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$6,877.9	$9,177.5	$8,040.7
Savings and Money Market	12,799.5	15,044.0	11,375.6
Savings Certificates and Other Time	3,548.7	4,001.2	4,088.2
Non U.S. Offices - Noninterest-Bearing	2,898.5	2,305.8	2,816.9
- Interest-Bearing	31,827.5	27,752.8	27,259.2

Total Deposits	57,952.1	58,281.3	53,580.6
Federal Funds Purchased	4,441.2	6,649.8	5,028.8
Securities Sold Under Agreements to Repurchase	633.0	1,037.5	700.0
Other Borrowings	2,002.9	2,078.3	1,354.9
Senior Notes	1,401.2	1,551.8	1,554.4
Long-Term Debt	3,327.3	2,837.8	3,133.2
Floating Rate Capital Debt	276.8	276.8	276.7
Other Liabilities	3,394.8	3,116.1	3,287.9

Total Liabilities	73,429.3	75,829.4	68,916.5

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding 242,090,858 shares at June 2010, 241,679,942 shares at December 2009 and 241,402,594 shares at June 2009	408.6	408.6	408.6
Additional Paid-In Capital	905.2	888.3	965.2
Retained Earnings	5,796.6	5,576.0	5,323.5
Accumulated Other Comprehensive Loss	(315.3)	(361.6)	(353.4)
Treasury Stock - (at cost, 3,080,666 shares at June 2010, 3,491,582 shares at December 2009, and 3,768,930 shares at June 2009)	(175.5)	(199.2)	(215.2)

Total Stockholders’ Equity	6,619.6	6,312.1	6,128.7

Total Liabilities and Stockholders’ Equity	$80,048.9	$82,141.5	$75,045.2

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$543.5	$601.4	$1,058.6	$1,012.1
Foreign Exchange Trading Income	115.4	134.3	195.1	265.4
Security Commissions and Trading Income	15.3	16.8	28.6	33.6
Treasury Management Fees	19.9	21.8	40.0	42.2
Other Operating Income	37.4	28.2	76.4	65.3
Other-Than-Temporary-Impairment (OTTI) Losses	(.7)	(80.2)	(.7)	(80.2)
Less: OTTI Recognized in Other Comprehensive Income	.6	62.1	.6	62.1
Other Security Gains (Losses), net	—	.6	.3	1.0

Total Investment Security Gains (Losses), net	(.1)	(17.5)	.2	(17.1)

Total Noninterest Income	731.4	785.0	1,398.9	1,401.5

Net Interest Income
Interest Income	317.9	354.7	632.2	748.5
Interest Expense	85.1	104.5	169.0	221.2

Net Interest Income	232.8	250.2	463.2	527.3
Provision for Credit Losses	50.0	60.0	90.0	115.0

Net Interest Income after Provision for Credit Losses	182.8	190.2	373.2	412.3

Noninterest Expenses
Compensation	278.2	288.1	552.9	546.4
Employee Benefits	58.8	61.7	121.9	127.5
Outside Services	114.6	102.1	220.2	197.8
Equipment and Software Expense	69.8	61.2	136.4	122.9
Occupancy Expense	41.9	40.4	84.6	82.2
Visa Indemnification Charges	(12.7)	—	(12.7)	—
Other Operating Expenses	63.8	(50.8)	130.8	19.4

Total Noninterest Expenses	614.4	502.7	1,234.1	1,096.2

Income before Income Taxes	299.8	472.5	538.0	717.6
Provision for Income Taxes	100.2	158.3	181.2	241.6

Net Income	$199.6	$314.2	$356.8	$476.0

Net Income Applicable to Common Stock	$199.6	$226.1	$356.8	$364.9

Per Common Share
Net Income - Basic	$.82	$.95	$1.46	$1.58
- Diluted	.82	.95	1.46	1.57
Cash Dividends Declared	.28	.28	.56	.56

Average Number of Common Shares Outstanding - Basic	242,045,799	235,455,068	241,885,877	229,439,676
- Diluted	242,597,066	236,346,486	242,555,460	230,407,045

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
( In Millions)	2010	2009	2010	2009
Net Income	$199.6	$314.2	$356.8	$476.0
April 1 Adjustment for Cumulative Effect of Applying FSP FAS 115-2 and 124-2	—	(9.5)	—	(9.5)
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Gains on Securities Available for Sale	7.7	84.1	20.4	126.4
Net Unrealized Gains on Cash Flow Hedges	(11.2)	11.0	10.4	17.8
Foreign Currency Translation Adjustments	14.4	4.8	3.0	1.3
Pension and Other Postretirement Benefit Adjustments	6.3	2.3	12.5	5.5

Other Comprehensive Income	17.2	92.7	46.3	141.5

Comprehensive Income	$216.8	$406.9	$403.1	$617.5

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30
(In Millions)	2010	2009
Preferred Stock
Balance at January 1	$—	$1,501.3
Redemption of Preferred Stock, Series B	—	(1,576.0)
Discount Accretion - Preferred Stock	—	74.7

Balance at June 30	—	—

Common Stock
Balance at January 1	408.6	379.8
Issuance of Common Stock	—	28.8

Balance at June 30	408.6	408.6

Additional Paid-in Capital
Balance at January 1	888.3	178.5
Common Stock Issuance	—	805.3
Treasury Stock Transactions - Stock Options and Awards	(14.5)	(28.4)
Stock Options and Awards - Amortization	30.4	6.3
Stock Options and Awards - Tax Benefits	1.0	3.5

Balance at June 30	905.2	965.2

Retained Earnings
Balance at January 1	5,576.0	5,091.2
April 1 Adjustment for the Cumulative Effect of Applying FSP FAS 115-2 and 124-2	—	9.5
Net Income	356.8	476.0
Dividends Declared - Common Stock	(136.2)	(131.9)
Dividends Declared - Preferred Stock	—	(46.6)
Discount Accretion - Preferred Stock	—	(74.7)

Balance at June 30	5,796.6	5,323.5

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(361.6)	(494.9)
April 1 Adjustment for the Cumulative Effect of Applying FSP FAS 115-2 and 124-2	—	(9.5)
Other Comprehensive Income	46.3	151.0

Balance at June 30	(315.3)	(353.4)

Treasury Stock
Balance at January 1	(199.2)	(266.5)
Stock Options and Awards	28.6	62.4
Stock Purchased	(4.9)	(11.1)

Balance at June 30	(175.5)	(215.2)

Total Stockholders’ Equity at June 30	$6,619.6	$6,128.7

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Six Months Ended June 30
(In Millions)	2010	2009
Cash Flows from Operating Activities:
Net Income	$356.8	$476.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	90.0	115.0
Client Support-Related Charges (Benefit)	—	(130.1)
Depreciation on Buildings and Equipment	44.3	45.7
Amortization of Computer Software	66.9	60.7
Investment Security (Gains) Losses, net	(.2)	17.1
Amortization of Intangibles	7.5	7.9
Decrease in Receivables	51.3	68.8
Capital Support Agreement Payments	—	(66.7)
Decrease in Interest Payable	(4.3)	(10.0)
Amortization and Accretion of Securities and Unearned Income	(27.4)	(16.9)
Qualified Pension Plan Contribution	(20.0)	—
Excess Tax Benefits from Stock Incentive Plans	(1.0)	(3.5)
Net Increase in Trading Account Securities	(1.7)	(2.4)
Visa Indemnification Charges	(12.7)	—
Other Operating Activities, net	217.9	(218.4)

Net Cash Provided by Operating Activities	767.4	343.2

Cash Flows from Investing Activities:
Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell	(12.2)	(905.8)
Net (Increase) Decrease in Time Deposits with Banks	(371.3)	666.1
Net Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	5,185.3	6,419.8
Purchases of Securities-Held to Maturity	(279.5)	(115.6)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	271.5	108.0
Purchases of Securities-Available for Sale	(7,626.7)	(7,739.0)
Proceeds from Sale, Maturity and Redemption of Securities-Available for Sale	5,921.3	5,988.2
Net (Increase) Decrease in Loans and Leases	(664.2)	1,709.9
Purchases of Buildings and Equipment, net	(30.3)	(87.3)
Purchases and Development of Computer Software	(105.7)	(95.4)
Net Increase in Client Security Settlement Receivables	(67.0)	(453.5)
Other Investing Activities, net	560.3	333.7

Net Cash Provided by Investing Activities	2,781.5	5,829.1

Cash Flows from Financing Activities:
Net Decrease in Deposits	(329.2)	(8,825.8)
Net Increase (Decrease) in Federal Funds Purchased	(2,208.6)	3,245.3
Net Decrease in Securities Sold under Agreements to Repurchase	(404.5)	(829.1)
Net Increase (Decrease) in Short-Term Other Borrowings	(461.2)	424.5
Proceeds from Term Federal Funds Purchased	11,785.0	7,354.0
Repayments of Term Federal Funds Purchased	(11,399.0)	(7,160.0)
Proceeds from Senior Notes & Long-Term Debt	600.0	500.0
Repayments of Senior Notes & Long-Term Debt	(282.1)	(139.0)
Treasury Stock Purchased	(3.9)	(8.0)
Net Proceeds from Stock Options	13.1	30.9
Excess Tax Benefits from Stock Incentive Plans	1.0	3.5
Cash Dividends Paid on Common Stock	(135.5)	(125.1)
Proceeds from Common Stock Issuance	—	834.5
Cash Dividends Paid on Preferred Stock	—	(46.6)
Redemption of Preferred Stock—Series B	—	(1,576.0)
Other Financing Activities, net	355.8	(4.5)

Net Cash Used in Financing Activities	(2,469.1)	(6,321.4)

Effect of Foreign Currency Exchange Rates on Cash	(47.4)	32.2

Increase (Decrease) in Cash and Due from Banks	1,032.4	(116.9)
Cash and Due from Banks at Beginning of Year	2,491.8	2,648.2

Cash and Due from Banks at End of Period	$3,524.2	$2,531.3

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$173.5	$231.2
Income Taxes Paid	33.3	189.4

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2010 and 2009, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2009 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and reserves for credit losses, including increased disclosure of credit quality indicators, past due information, and modifications of financing receivables. Disclosures regarding period end information are effective for interim and annual reporting periods ending on or after December 15, 2010. Disclosures regarding activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this ASU is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

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

Level 1: Quoted, active market prices for identical assets or liabilities.

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

Notes to Consolidated Financial Statements (continued)

Level 2: Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.

Northern Trust’s Level 2 assets include available for sale and trading account investments. Their fair values are determined by external pricing vendors, or in limited cases internally, using widely accepted income-based (discounted cash flow) models that incorporate observable current market yield curves and assumptions regarding anticipated prepayments and defaults.

Level 2 assets and liabilities also include derivative contracts which are valued using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect the contractual terms of the contracts. Observable inputs include foreign exchange rates and interest rates for foreign exchange contracts; credit spreads, default probabilities, and recovery rates for credit default swap contracts; interest rates for interest rate swap contracts; and interest rates and volatility inputs for interest rate option contracts. Northern Trust evaluates the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered include the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments have not been considered material. Level 2 other assets represent investments in mutual funds and collective trust funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset values on a market approach.

Level 3: Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate their fair value, Northern Trust developed an internal income-based model. The lack of activity in the auction rate security market has resulted in a lack of observable market inputs to incorporate within the model. Therefore, significant inputs to the model include Northern Trust’s own assumptions about future cash flows and appropriate discount rates, both adjusted for credit and liquidity factors. In developing these assumptions, Northern Trust incorporated the contractual terms of the securities, the types of collateral, any credit enhancements available, and relevant market data where available. Level 3 liabilities include financial guarantees relating to standby letters of credit and a net estimated liability for Visa related indemnifications. Northern Trust’s recorded liability for standby letters of credit, reflecting the obligation it has undertaken, is measured as the amount of unamortized fees on these instruments. The fair value of the net estimated liability for Visa related indemnifications is based on a market approach, but requires management to exercise significant judgment given the limited number of market transactions involving identical or comparable liabilities.

Notes to Consolidated Financial Statements (continued)

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of estimated fair values.

The following presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting*	Assets/Liabilities Fair Value
June 30, 2010
Securities
Available for Sale
U.S. Government	$154.6	$—	$—	$—	$154.6
Obligations of States and Political Subdivisions	—	39.9	—	—	39.9
Government Sponsored Agency	—	11,716.7	—	—	11,716.7
Corporate Debt	—	2,969.3	—	—	2,969.3
Non-U.S. Government	—	381.8	—	—	381.8
Residential Mortgage-Backed	—	284.5	—	—	284.5
Other Asset-Backed	—	1,622.1	—	—	1,622.1
Certificates of Deposit	—	708.4	—	—	708.4
Auction Rate	—	—	384.9	—	384.9
Other	—	362.3	—	—	362.3

Total	154.6	18,085.0	384.9	—	18,624.5

Trading Account	—	11.6	—	—	11.6

Total	154.6	18,096.6	384.9	—	18,636.1

Other Assets
Derivatives
Foreign Exchange Contracts	—	3,025.9	—	—	3,025.9
Interest Rate Swap Contracts	—	311.1	—	—	311.1
Interest Rate Option Contracts	—	.1	—	—	.1
Credit Default Swap Contracts	—	.1	—	—	.1

Total	—	3,337.2	—	(1,712.4)	1,624.8

All Other	70.1	36.2	—	—	106.3

Total	70.1	3,373.4	—	(1,712.4)	1,731.1

Total Assets at Fair Value	$224.7	$21,470.0	$384.9	$(1,712.4)	$20,367.2

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$3,020.0	$—	$—	$3,020.0
Interest Rate Swap Contracts	—	174.6	—	—	174.6
Interest Rate Option Contracts	—	.1	—	—	.1
Credit Default Swap Contracts	—	1.5	—	—	1.5

Total	—	3,196.2	—	(1,709.4)	1,486.8

All Other	—	—	81.0	—	81.0

Total Liabilities at Fair Value	$—	$3,196.2	$81.0	$(1,709.4)	$1,567.8

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of June 30, 2010, derivative assets and liabilities shown above also include reductions of $220.7 million and $217.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting*	Fair Value
December 31, 2009
Securities
Available for Sale
U.S. Government	$74.0	$—	$—	$—	$74.0
Obligations of States and Political Subdivisions	—	47.0	—	—	47.0
Government Sponsored Agency	—	12,325.4	—	—	12,325.4
Corporate Debt	—	2,822.1	—	—	2,822.1
Non-U.S. Government	—	80.6	—	—	80.6
Residential Mortgage-Backed	—	314.0	—	—	314.0
Other Asset-Backed	—	1,181.3	—	—	1,181.3
Auction Rate	—	—	427.7	—	427.7
Other	—	190.0	—	—	190.0

Total	74.0	16,960.4	427.7	—	17,462.1

Trading Account	—	9.9	—	—	9.9

Total	74.0	16,970.3	427.7	—	17,472.0

Other Assets
Derivatives
Foreign Exchange Contracts	—	2,078.3	—	—	2,078.3
Interest Rate Swap Contracts	—	213.7	—	—	213.7
Interest Rate Option Contracts	—	.4	—	—	.4

Total	—	2,292.4	—	(1,156.0)	1,136.4

All Other	59.9	35.1	—	—	95.0

Total	59.9	2,327.5	—	(1,156.0)	1,231.4

Total Assets at Fair Value	$133.9	$19,297.8	$427.7	$(1,156.0)	$18,703.4

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$2,059.5	$—	$—	$2,059.5
Interest Rate Swap Contracts	—	117.3	—	—	117.3
Interest Rate Option Contracts	—	.4	—	—	.4
Credit Default Swap Contracts	—	2.2	—	—	2.2

Total	—	2,179.4	—	(1,133.1)	1,046.3

All Other	3.9	—	94.4	—	98.3

Total Liabilities at Fair Value	$3.9	$2,179.4	$94.4	$(1,133.1)	$1,144.6

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2009, derivative assets and liabilities shown above also include reductions of $216.2 million and $193.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 assets for the three and six months ended June 30, 2010 and 2009.

	Securities Available for Sale (1)
(In Millions)	2010	2009
Three Months Ended June 30
Fair Value at April 1	$411.7	$476.3
Total Realized and Unrealized:
Losses (Gains) Included in Earnings	(2.1)	.5
Gains Included in Other Comprehensive Income	2.0	9.8
Purchases, Sales, Issuances, and Settlements, net	(26.7)	(11.1)

Fair Value at June 30	$384.9	$474.5

Six Months Ended June 30
Fair Value at January 1	$427.7	$453.1
Total Realized and Unrealized:
Losses (Gains) Included in Earnings	(2.6)	2.7
Gains (Losses) Included in Other Comprehensive Income	(5.9)	35.3
Purchases, Sales, Issuances, and Settlements, net	(34.3)	(11.2)

Fair Value at June 30	$384.9	$474.5

(1)	Balance represents the fair value of auction rate securities.

Northern Trust purchased certain illiquid auction rate securities from clients in 2008 which were recorded at their purchase date fair market values and designated as available for sale securities. Subsequent to their purchase, the securities are reported at fair value and unrealized gains and losses are credited or charged, net of the tax effect, to accumulated other comprehensive income (AOCI). As of June 30, 2010, the net unrealized gain related to these securities was $12.1 million; at December 31, 2009, the net unrealized gain was $18.0 million. Amounts included in earnings represent realized gains from redemptions by issuers and are included in interest income within the consolidated statement of income.

The following presents the changes in Level 3 liabilities for the three and six months ended June 30, 2010 and 2009.

	Other Liabilities
	Derivatives (1)		All Other (2)
(In Millions)	2010	2009	2010	2009
Three Months Ended June 30
Fair Value at April 1	$—	$322.4	$92.4	$108.9
Total Realized and Unrealized (Gains) Losses:
Included in Earnings	—	(130.1)	1.5	(2.0)
Included in Other Comprehensive Income	—	—	—	—
Purchases, Sales, Issuances, and Settlements, net	—	(66.7)	(12.9)	6.1

Fair Value at June 30	$—	$125.6	$81.0	$113.0

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30	—	(38.2)	—	—

(1)	Balance represents the fair value of Capital Support Agreements.
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

Notes to Consolidated Financial Statements (continued)

	Other Liabilities
	Derivatives (1)		All Other (2)
(In Millions)	2010	2009	2010	2009
Six Months Ended June 30
Fair Value at January 1	$—	$314.1	$94.4	$104.2
Total Realized and Unrealized (Gains) Losses:
Included in Earnings	—	(121.8)	(.7)	(3.8)
Included in Other Comprehensive Income	—	—	—	—
Purchases, Sales, Issuances, and Settlements, net	—	(66.7)	(12.7)	12.6

Fair Value at June 30	$—	$125.6	$81.0	$113.0

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30	—	(29.9)	—	—

(1)	Balance represents the fair value of Capital Support Agreements.
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

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

The following provides information regarding those assets measured at fair value on a nonrecurring basis at June 30, 2010 and 2009, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Fair Value
June 30, 2010
Loans (1)	$—	$—	$105.6	$105.6
Other Real Estate Owned (2)	—	—	1.2	1.2

Total Assets at Fair Value	$—	$—	$106.8	106.8

June 30, 2009
Loans (1)	$—	$—	$72.5	$72.5
Other Real Estate Owned (2)	—	—	.5	.5

Total Assets at Fair Value	$—	$—	$73.0	$73.0

(1)	Northern Trust provided an additional $4.5 million and $2.9 million of specific reserves to reduce the fair value of these loans during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, these loans were reduced by $18.0 million and $20.7 million, respectively.
(2)	Northern Trust charged $.5 million and $.1 million through other operating expenses during the three months ended June 30, 2010 and 2009, respectively, to reduce the fair values of Other Real Estate Owned (OREO) properties. During the six months ended June 30, 2010 and 2009, the fair values of OREO properties were reduced by $1.0 million and $.2 million, respectively, through charges to other operating expenses.

The fair values of loan collateral and OREO properties were estimated using a market approach that was supported by third party appraisals and were discounted to reflect management’s judgment as to the realizable value of the collateral and the real estate.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments. GAAP requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate fair value. It excludes from this requirement nonfinancial assets and liabilities, as well as a wide range of franchise, relationship, and intangible values that add value to Northern Trust. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of Northern Trust. Financial instruments recorded at fair value on Northern Trust’s consolidated balance sheet are discussed above. The following methods and assumptions were used in estimating the fair values of financial instruments that are not carried at fair value.

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

Notes to Consolidated Financial Statements (continued)

The following table summarizes the book and fair values of financial instruments.

	June 30, 2010		December 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$3,524.2	$3,524.2	$2,491.8	$2,491.8
Money Market Assets	23,326.4	23,326.4	28,128.2	28,128.2
Securities:
Available for Sale	18,624.5	18,624.5	17,462.1	17,462.1
Held to Maturity	1,184.0	1,206.1	1,161.4	1,185.7
Trading Account	11.6	11.6	9.9	9.9
Loans (excluding Leases)
Held for Investment	27,038.8	27,266.6	26,497.0	26,539.1
Held for Sale	1.9	1.9	4.2	4.2
Client Security Settlement Receivables	861.7	861.7	794.8	794.8

	June 30, 2010		December 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Liabilities
Deposits:
Demand, Noninterest-Bearing, and Savings and Money Market	22,575.9	22,575.9	26,527.3	26,527.3
Savings Certificates, Other Time and Non U. S. Offices Time	35,376.2	35,396.3	31,754.0	31,783.6
Federal Funds Purchased	4,441.2	4,441.2	6,649.8	6,649.8
Securities Sold under Agreements to Repurchase	633.0	633.0	1,037.5	1,037.5
Other Borrowings	2,002.9	2,002.9	2,078.3	2,078.3
Senior Notes	1,401.2	1,469.0	1,551.8	1,611.3
Long Term Debt (excluding Leases):
Subordinated Debt	1,153.2	1,182.8	1,132.5	1,150.6
Federal Home Loan Bank Borrowings	2,167.5	2,262.7	1,697.5	1,792.6
Floating Rate Capital Debt	276.8	226.5	276.8	159.4
Financial Guarantees	81.0	81.0	94.4	94.4
Loan Commitments	25.1	25.1	25.7	25.7

Notes to Consolidated Financial Statements (continued)

	June 30, 2010		December 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Derivative Instruments
Asset/Liability Management:
Foreign Exchange Contracts
Assets	53.8	53.8	46.1	46.1
Liabilities	60.7	60.7	51.0	51.0
Interest Rate Swap Contracts
Assets	146.2	146.2	98.8	98.8
Liabilities	12.4	12.4	4.2	4.2
Credit Default Swaps
Assets	.1	.1	—	—
Liabilities	1.5	1.5	2.2	2.2
Client-Related and Trading:
Foreign Exchange Contracts
Assets	2,972.1	2,972.1	2,032.2	2,032.2
Liabilities	2,959.3	2,959.3	2,008.5	2,008.5
Interest Rate Swap Contracts
Assets	164.9	164.9	114.9	114.9
Liabilities	162.2	162.2	113.1	113.1
Interest Rate Option Contracts
Assets	.1	.1	.4	.4
Liabilities	.1	.1	.4	.4

4. Securities – The following tables provide the amortized cost and fair values of securities at June 30, 2010 and December 31, 2009.

Securities Available for Sale	June 30, 2010
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$154.6	$—	$—	$154.6
Obligations of States and Political Subdivisions	37.8	2.1	—	39.9
Government Sponsored Agency	11,668.5	54.9	6.7	11,716.7
Corporate Debt	2,962.3	9.8	2.8	2,969.3
Non-U.S. Government Debt	381.8	—	—	381.8
Residential Mortgage-Backed	379.6	.1	95.2	284.5
Other Asset-Backed	1,622.8	1.5	2.2	1,622.1
Certificates of Deposit	708.4	—	—	708.4
Auction Rate	372.8	15.1	3.0	384.9
Other	360.0	2.5	.2	362.3

Total	$18,648.6	$86.0	$110.1	$18,624.5

Securities Held to Maturity	June 30, 2010
	Book	Gross Unrealized		Fair
(In Millions)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$664.3	$32.1	$.4	$696.0
Government Sponsored Agency	151.8	4.5	—	156.3
Other	367.9	—	14.1	353.8

Total	$1,184.0	$36.6	$14.5	$1,206.1

Notes to Consolidated Financial Statements (continued)

Securities Available for Sale	December 31, 2009
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$74.0	$—	$—	$74.0
Obligations of States and Political Subdivisions	45.6	1.4	—	47.0
Government Sponsored Agency	12,278.9	58.9	12.4	12,325.4
Corporate Debt	2,820.2	7.7	5.8	2,822.1
Non-U.S. Government Debt	80.6	—	—	80.6
Residential Mortgage-Backed	439.7	—	125.7	314.0
Other Asset-Backed	1,183.8	.5	3.0	1,181.3
Auction Rate	409.7	18.2	.2	427.7
Other	190.0	—	—	190.0

Total	$17,522.5	$86.7	$147.1	$17,462.1

Securities Held to Maturity	December 31, 2009
	Book	Gross Unrealized		Fair
(In Millions)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$692.6	$34.5	$.6	$726.5
Government Sponsored Agency	114.6	2.4	.2	116.8
Other	354.2	—	11.8	342.4

Total	$1,161.4	$36.9	$12.6	$1,185.7

Federal Reserve and Federal Home Loan Bank Stock. Stock in Federal Reserve and Federal Home Loan Banks, included at cost within other securities available for sale above, totaled $42.6 million and $147.5 million, respectively, as of June 30, 2010, and $42.6 million and $147.0 million, respectively, as of December 31, 2009.

The following table provides the remaining maturity of securities as of June 30, 2010.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,450.6	$8,418.0
Due After One Year Through Five Years	9,430.3	9,459.7
Due After Five Years Through Ten Years	411.0	397.1
Due After Ten Years	166.6	159.6
Other Securities Without Stated Maturities	190.1	190.1

Total	18,648.6	18,624.5

Held to Maturity
Due in One Year or Less	184.5	186.3
Due After One Year Through Five Years	508.7	521.8
Due After Five Years Through Ten Years	437.0	450.7
Due After Ten Years	53.8	47.3

Total	$1,184.0	$1,206.1

Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of June 30, 2010 and December 31, 2009.

Securities with Unrealized Losses as of June 30, 2010	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$—	$—	$3.2	$.4	$3.2	$.4
Government Sponsored Agency	1,108.7	2.4	430.8	4.3	1,539.5	6.7
Corporate Debt	1,102.5	2.6	99.8	.2	1,202.3	2.8
Residential Mortgage-Backed	—	—	278.4	95.2	278.4	95.2
Other Asset-Backed	591.4	2.1	95.3	.1	686.7	2.2
Auction Rate	78.0	3.0	—	—	78.0	3.0
Other	139.7	5.6	32.3	8.7	172.0	14.3

Total	$3,020.3	$15.7	$939.8	$108.9	$3,960.1	$124.6

Securities with Unrealized Losses as of December 31, 2009	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$7.7	$.2	$2.6	$.4	$10.3	$.6
Government Sponsored Agency	810.6	3.0	523.3	9.6	1,333.9	12.6
Corporate Debt	1,220.7	5.8	—	—	1,220.7	5.8
Residential Mortgage-Backed	.5	1.5	313.5	124.2	314.0	125.7
Other Asset-Backed	222.1	.5	570.1	2.5	792.2	3.0
Auction Rate	7.0	.2	—	—	7.0	.2
Other	4.1	2.7	34.0	9.1	38.1	11.8

Total	$2,272.7	$13.9	$1,443.5	$145.8	$3,716.2	$159.7

As of June 30, 2010, 257 securities with a combined fair value of $4.0 billion were in an unrealized loss position, with their unrealized losses totaling $124.6 million. The majority of the unrealized losses reflect the impact of credit and liquidity spreads on the valuations of 31 residential mortgage-backed securities with unrealized losses totaling $95.2 million, all of which have been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at June 30, 2010 represented 66% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $276.2 million and $188.4 million, respectively. Securities classified as “other asset-backed” at June 30, 2010 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $6.7 million related to government sponsored agency securities are primarily attributable to widened credit spreads since their purchase. The majority of the $14.3 million of unrealized losses in securities classified as “other” at June 30, 2010 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are

Notes to Consolidated Financial Statements (continued)

attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2010 are attributable to changes in overall market interest rates, increased credit spreads, and reduced market liquidity.

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

The factors used in developing the expected loss on mortgage-backed securities vary by year of origination and type of collateral. As of June 30, 2010, the expected loss on subprime and Alt-A portfolios was developed using default roll rates ranging from 2% to 25% for underlying assets that are current and ranging from 30% to 100% for underlying assets that are 30 days or more past due as to principal and interest payments or in foreclosure. Severities of loss ranging from 45% to 85% were assumed for underlying assets that may ultimately end up in default.

Notes to Consolidated Financial Statements (continued)

Credit Losses on Debt Securities. The table below provides information regarding cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

(In Millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Cumulative Credit-Related Losses on Securities – Beginning of Period	$73.0	$73.0
Plus: Losses on Newly Identified Impairments	—	—
Additional Losses on Previously Identified Impairments	.1	.1

Cumulative Credit-Related Losses on Securities – End of Period	$73.1	$73.1

5. Loans and Leases – Amounts outstanding in selected loan categories are shown below.

(In Millions)	June 30, 2010	December 31, 2009	June 30, 2009
U.S.
Residential Real Estate	$10,922.3	$10,807.7	$10,738.3
Commercial	6,059.7	6,312.1	7,322.4
Commercial Real Estate	3,229.1	3,213.2	3,118.5
Personal	4,975.9	4,965.8	4,790.6
Other	793.3	774.0	1,136.4
Lease Financing, net	1,039.0	1,004.4	983.3

Total U.S.	27,019.3	27,077.2	28,089.5
Non-U.S.	1,385.5	728.5	937.6

Total Loans and Leases	28,404.8	27,805.7	29,027.1
Reserve for Credit Losses Assigned to Loans and Leases	(326.7)	(309.2)	(297.3)

Net Loans and Leases	$28,078.1	$27,496.5	$28,729.8

Other U.S. loans and non-U.S. loans included $1.7 billion at June 30, 2010, $1.0 billion at December 31, 2009, and $1.5 billion at June 30, 2009 of short duration advances, primarily related to overdrafts associated with the timing of custody clients’ investments.

The following table shows outstanding amounts of nonperforming and impaired loans as of June 30, 2010, December 31, 2009, and June 30, 2009.

(In Millions)	June 30, 2010	December 31, 2009	June 30, 2009
Nonperforming Loans	$345.5	$278.5	$227.9
Nonperforming Loans Classified as Impaired:
Impaired Loans with Reserves	135.7	94.5	100.1
Impaired Loans without Reserves*	147.2	133.6	119.7

Total Impaired Loans**	$282.9	$228.1	$219.8
Reserves for Impaired Loans	51.8	43.8	39.7
Average Balance of Impaired Loans During the Period	230.5	193.8	176.2

*	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.
**	Included within total impaired loans as of June 30, 2010 and December 31, 2009 were $27.1 million and $24.3 million, respectively, of loans deemed troubled debt restructurings.

Notes to Consolidated Financial Statements (continued)

At June 30, 2010, residential real estate loans totaling $1.9 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $15.3 million at June 30, 2010. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At June 30, 2010, legally binding commitments to extend credit totaled $25.1 billion compared with $25.7 billion at December 31, 2009, and $26.0 billion at June 30, 2009.

6. Reserve for Credit Losses – Changes in the reserve for credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2010	2009	2010	2009
Balance at Beginning of Period	$350.0	$303.3	$340.6	$251.1
Charge-Offs	(40.3)	(45.0)	(73.0)	(50.4)
Recoveries	2.0	.3	4.1	3.0

Net Charge-Offs	(38.3)	(44.7)	(68.9)	(47.4)
Provision for Credit Losses	50.0	60.0	90.0	115.0
Effect of Foreign Exchange Rates	(.1)	.5	(.1)	.4

Balance at End of Period	$361.6	$319.1	$361.6	$319.1

Reserve for Credit Losses Assigned to:
Loans and Leases	326.7	297.3	326.7	297.3
Unfunded Commitments and Standby Letters of Credit	34.9	21.8	34.9	21.8

Total Reserve for Credit Losses	$361.6	$319.1	$361.6	$319.1

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

7. Pledged Assets – Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $22.9 billion on June 30, 2010, $24.1 billion on December 31, 2009, and $22.8 billion on June 30, 2009. Included in the June 30, 2010 pledged assets were securities available for sale of $646.9 million that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2010, December 31, 2009, and June 30, 2009 was $118.8 million, $227.9 million, and $124.3 million, respectively. There was no repledged collateral at June 30, 2010, December 31, 2009, or June 30, 2009.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles – The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at June 30, 2010, December 31, 2009, and June 30, 2009.

(In Millions)	June 30, 2010	December 31, 2009	June 30, 2009
Corporate and Institutional Services	$326.2	$334.7	$338.4
Personal Financial Services	66.8	66.9	66.9

Total Goodwill	$393.0	$401.6	$405.3

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at June 30, 2010, December 31, 2009, and June 30, 2009, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	June 30, 2010	December 31, 2009	June 30, 2009
Gross Carrying Amount	$154.8	$157.0	$158.0
Accumulated Amortization	103.8	96.3	88.1

Net Book Value	$51.0	$60.7	$69.9

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $3.5 million and $4.0 million for the quarters ended June 30, 2010 and 2009, respectively, and $7.5 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively. Amortization for the remainder of 2010 and for the years 2011, 2012, 2013, and 2014 is estimated to be $7.4 million, $10.6 million, $10.3 million, $10.1 million and $10.0 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contribution of Northern Trust’s business units for the three and six month periods ended June 30, 2010 and 2009.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$316.0	$390.9	$227.5	$210.5	$—	$—	$543.5	$601.4
Other	152.2	160.2	34.2	36.5	1.5	(13.1)	187.9	183.6
Net Interest Income (FTE)*	67.2	108.3	148.0	130.4	27.2	21.4	242.4	260.1

Revenues*	535.4	659.4	409.7	377.4	28.7	8.3	973.8	1,045.1
Provision for Credit Losses	(2.8)	6.0	52.8	54.0	—	—	50.0	60.0
Noninterest Expenses	324.6	214.3	272.9	263.8	16.9	24.6	614.4	502.7

Income (Loss) before Income Taxes*	213.6	439.1	84.0	59.6	11.8	(16.3)	309.4	482.4
Provision for Income Taxes*	75.0	158.9	31.8	22.6	3.0	(13.3)	109.8	168.2

Net Income (Loss)	$138.6	$280.2	$52.2	$37.0	$8.8	$(3.0)	$199.6	$314.2

Percentage of Consolidated Net Income	70%	89%	26%	12%	4%	(1)%	100%	100%

Average Assets	$37,278.0	$38,139.0	$23,577.3	$24,530.6	$13,430.5	$11,127.4	$74,285.8	$73,797.0

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.6 million for 2010 and $9.9 million for 2009.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$613.3	$597.9	$445.3	$414.2	$—	$—	$1,058.6	$1,012.1
Other	270.0	329.9	66.7	69.0	3.6	(9.5)	340.3	389.4
Net Interest Income (FTE)*	140.7	255.3	288.3	262.5	53.5	30.0	482.5	547.8

Revenues*	1,024.0	1,183.1	800.3	745.7	57.1	20.5	1,881.4	1,949.3
Provision for Credit Losses	(8.5)	19.6	98.5	95.4	—	—	90.0	115.0
Noninterest Expenses	647.3	541.9	539.5	516.5	47.3	37.8	1,234.1	1,096.2

Income (Loss) before Income Taxes*	385.2	621.6	162.3	133.8	9.8	(17.3)	557.3	738.1
Provision for Income Taxes*	135.8	222.3	61.5	51.0	3.2	(11.2)	200.5	262.1

Net Income (Loss)	$249.4	$399.3	$100.8	$82.8	$6.6	$(6.1)	$356.8	$476.0

Percentage of Consolidated Net Income	70%	84%	28%	17%	2%	(1)%	100%	100%

Average Assets	$37,305.5	$40,557.4	$23,543.5	$24,475.4	$13,735.9	$10,533.6	$74,584.9	$75,566.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $19.3 million for 2010 and $20.5 million for 2009.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2010 and 2009, and changes during the three and six month periods then ended.

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Three Months Ended June 30, 2010
Noncredit-Related Unrealized Losses on Securities OTTI	$(35.3)	$.2	$—	$(35.1)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	6.5	11.9	(4.4)	14.0
Less: Reclassification Adjustments	.2	—	—	.2

Net Unrealized Gains (Losses) on Securities Available for Sale	(29.0)	12.1	(4.4)	(21.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(5.9)	(18.3)	6.6	(17.6)
Less: Reclassification Adjustments	(1.3)	(.7)	.2	(1.8)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(4.6)	(17.6)	6.4	(15.8)
Foreign Currency Translation Adjustments	(.1)	41.3	(26.9)	14.3
Pension and Other Postretirement Benefit Adjustments	(304.6)	1.5	(.2)	(303.3)
Less: Reclassification Adjustments	(5.8)	(6.1)	1.1	(10.8)

Total Pension and Other Postretirement Benefit Adjustments	(298.8)	7.6	(1.3)	(292.5)

Accumulated Other Comprehensive Income (Loss)	$(332.5)	$43.4	$(26.2)	$(315.3)

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Three Months Ended June 30, 2009
Cummulative Effect of Applying FSP FAS 115-2	$—	$(15.0)	$5.5	$(9.5)
Noncredit-Related Unrealized Losses on Securities OTTI	—	(98.1)	36.0	(62.1)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	(170.6)	214.0	(78.5)	(35.1)
Less: Reclassification Adjustments	—	(16.9)	6.2	(10.7)

Net Unrealized Gains (Losses) on Securities Available for Sale	(170.6)	132.8	(48.7)	(86.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(13.9)	20.4	(7.5)	(1.0)
Less: Reclassification Adjustments	—	2.9	(1.0)	1.9

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(13.9)	17.5	(6.5)	(2.9)
Foreign Currency Translation Adjustments	9.3	(49.8)	54.6	14.1
Pension and Other Postretirement Benefit Adjustments	(270.9)	—	—	(270.9)
Less: Reclassification Adjustments	—	4.9	(2.6)	2.3

Total Pension and Other Postretirement Benefit Adjustments	(270.9)	4.9	(2.6)	(268.6)

Accumulated Other Comprehensive Income (Loss)	$(446.1)	$90.4	$2.3	$(353.4)

Notes to Consolidated Financial Statements (continued)

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Six Months Ended June 30, 2010
Noncredit-Related Unrealized Losses on Securities OTTI	$(42.0)	$10.9	$(4.0)	$(35.1)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	.3	21.8	(8.1)	14.0
Less: Reclassification Adjustments	—	.3	(.1)	.2

Net Unrealized Gains (Losses) on Securities Available for Sale	(41.7)	32.4	(12.0)	(21.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	13.7	(5.1)	(17.6)
Less: Reclassification Adjustments	—	(2.8)	1.0	(1.8)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	16.5	(6.1)	(15.8)
Foreign Currency Translation Adjustments	11.3	63.7	(60.7)	14.3
Pension and Other Postretirement Benefit Adjustments	(305.0)	2.2	(.5)	(303.3)
Less: Reclassification Adjustments	—	(12.6)	1.8	(10.8)

Total Pension and Other Postretirement Benefit Adjustments	(305.0)	14.8	(2.3)	(292.5)

Accumulated Other Comprehensive Income (Loss)	$(361.6)	$127.4	$(81.1)	$(315.3)

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Six Months Ended June 30, 2009
Cummulative Effect of Applying FSP FAS 115-2	$—	$(15.0)	$5.5	$(9.5)
Noncredit-Related Unrealized Losses on Securities OTTI	—	(98.1)	36.0	(62.1)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	(212.9)	281.0	(103.1)	(35.0)
Less: Reclassification Adjustments	—	(16.7)	6.1	(10.6)

Net Unrealized Gains (Losses) on Securities Available for Sale	(212.9)	199.6	(73.2)	(86.5)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	39.4	(14.6)	4.1
Less: Reclassification Adjustments	—	11.0	(4.0)	7.0

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	28.4	(10.6)	(2.9)
Foreign Currency Translation Adjustments	12.8	(36.6)	37.9	14.1
Pension and Other Postretirement Benefit Adjustments	(274.1)	—	—	(274.1)
Less: Reclassification Adjustments	—	9.8	(4.3)	5.5

Total Pension and Other Postretirement Benefit Adjustments	(274.1)	9.8	(4.3)	(268.6)

Accumulated Other Comprehensive Income (Loss)	$(494.9)	$186.2	$(44.7)	$(353.4)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2010	2009	2010	2009
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	242,045,799	235,455,068	241,885,877	229,439,676
Net Income	$199.6	$314.2	$356.8	$476.0
Less: Dividends on Preferred Stock	—	16.7	—	36.4
Preferred Stock Discount Accretion	—	71.4	—	74.7

Net Income Applicable to Common Stock	199.6	226.1	356.8	364.9
Less: Earnings Allocated to Participating Securities	1.6	1.5	2.9	2.7

Earnings Allocated to Common Shares Outstanding	$198.0	$224.6	$353.9	$362.2
Basic Net Income Per Common Share	.82	.95	1.46	1.58

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	242,045,799	235,455,068	241,885,877	229,439,676
Plus Stock Option Dilution	551,267	891,418	669,583	967,369

Average Common and Potential Common Shares	242,597,066	236,346,486	242,555,460	230,407,045

Earnings Allocated to Common and Potential Common Shares	$198.0	$224.6	$353.9	$362.2
Diluted Net Income Per Common Share	.82	.95	1.46	1.57

Note: Common stock equivalents totaling 6,917,382 and 8,554,802 for the three and six months ended June 30, 2010, respectively, and 5,964,892 and 5,968,052 for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2010	2009	2010	2009
Interest Income
Loans and Leases	$226.2	$239.6	$455.0	$483.1
Securities – Taxable	50.1	53.2	94.8	109.6
– Non-Taxable	7.3	8.4	14.8	17.5
Time Deposits with Banks	31.6	51.3	60.6	132.5
Federal Reserve Deposits and Other	2.7	2.2	7.0	5.8

Total Interest Income	317.9	354.7	632.2	748.5

Interest Expense
Deposits	41.5	52.3	81.4	117.7
Federal Funds Purchased	1.6	1.0	2.8	2.4
Securities Sold Under Agreements to Repurchase	.3	.3	.5	.7
Other Borrowings	1.5	1.1	2.7	2.1
Senior Notes	11.4	11.3	22.9	19.9
Long-Term Debt	28.2	37.3	57.7	75.7
Floating Rate Capital Debt	.6	1.2	1.0	2.7

Total Interest Expense	85.1	104.5	169.0	221.2

Net Interest Income	$232.8	$250.2	$463.2	$527.3

Notes to Consolidated Financial Statements (continued)

13. Visa Membership – Northern Trust, in conjunction with other member banks of Visa U.S.A Inc. (Visa U.S.A.), is obligated to share in losses resulting from certain indemnified litigation involving Visa Inc. (Visa) and is also required to recognize the contingent obligation to indemnify Visa for potential losses arising from other indemnified litigation that has not yet settled at its estimated fair value in accordance with GAAP. Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $43.4 million at June 30, 2010, $56.1 million at December 31, 2009, and $73.9 million at June 30, 2009.

Visa has established an escrow account to fund the settlements of, or judgments in, the indemnified litigation. The funding by Visa of its escrow account has resulted in reductions of Northern Trust’s Visa related indemnification liability and of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. These shares are recorded at their original cost basis of zero and have restrictions as to their sale or transfer. On June 1, 2010, Visa deposited additional funds into its litigation escrow account. Accordingly, Northern Trust recorded its proportionate share of the deposit, $12.7 million, as a reduction to the Visa related indemnification liability and related charges. It is expected that required additional contributions to the litigation escrow account will result in additional adjustments to the Visa related liability and to the future realization of the value of the outstanding shares. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

14. Income Taxes – Income tax expense of $100.2 million was recorded in the current quarter and resulted in an effective tax rate of 33.4%. The prior year quarter provision for income taxes was $158.3 million, representing an effective tax rate of 33.5%.

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

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and six months ended June 30, 2010 and 2009.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2010	2009	2010	2009
Service Cost	$9.5	$8.3	$19.0	$16.6
Interest Cost	9.2	8.3	18.4	16.6
Expected Return on Plan Assets	(18.3)	(14.9)	(36.6)	(29.8)
Amortization:
Net Loss	5.0	3.0	10.0	6.0
Prior Service Cost	.4	.3	.8	.6

Net Periodic Pension Expense	$5.8	$5.0	$11.6	$10.0

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2010	2009	2010	2009
Service Cost	$.6	$.9	$1.6	$1.8
Interest Cost	1.5	1.7	3.3	3.3
Expected Return on Plan Assets	(1.8)	(2.0)	(3.9)	(3.9)
Net Loss Amortization	—	.3	.4	.6
Gain on Curtailment of one Non-U.S.	(2.2)	—	(2.2)	—

Net Periodic Pension Expense	$(1.9)	$.9	$(.8)	$1.8

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2010	2009	2010	2009
Service Cost	$.8	$.6	$1.6	$1.2
Interest Cost	1.2	1.0	2.4	2.0
Net Loss Amortization	1.5	1.0	3.0	2.0

Net Periodic Pension Expense	$3.5	$2.6	$7.0	$5.2

Net Periodic Pension Expense Other Postretirement Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2010	2009	2010	2009
Service Cost	$.2	$.4	$.4	$.8
Interest Cost	.7	.9	1.4	1.8
Amortization:
Transition Obligation	–	.2	–	.4
Net Loss	.5	.1	1.0	.2
Prior Service Credit	(1.3)	–	(2.6)	–

Net Periodic Pension Expense	$.1	$1.6	$.2	$3.2

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2010	2009	2010	2009
Stock Options	$5.5	$4.3	$17.3	$9.8
Stock and Stock Unit Awards	6.4	4.4	12.2	8.7
Performance Stock Units	—	1.7	—	(13.2)

Total Share-Based Compensation Expense	11.9	10.4	29.5	5.3

Tax (Cost) Benefits Recognized	$4.4	$3.8	$10.8	$1.9

Share-based compensation expense for the six months ended June 30, 2009 reflects the reversal of accruals related to performance stock units which were not expected to vest.

17. Variable Interest Entities – Northern Trust acts as sponsor and/or asset manager to various funds in which clients of Northern Trust are investors. As an asset manager of funds, the Corporation earns a competitively priced fee that is based on assets managed and varies with each fund’s investment objective. Under GAAP, certain of these funds are considered variable interest entities (VIE). Based on its analysis under existing consolidation accounting guidance, Northern Trust’s interests in funds considered VIEs are not considered significant variable interests under GAAP.

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.4 billion on June 30, 2010, $4.8 billion on December 31, 2009 and $4.8 billion on June 30, 2009. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $37.6 million at June 30, 2010, $38.3 million at December 31, 2009, and $39.1 million at June 30, 2009.

Notes to Consolidated Financial Statements (continued)

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $80.0 billion at June 30, 2010, $82.3 billion at December 31, 2009, and $75.5 billion at June 30, 2010. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at June 30, 2010, December 31, 2009, or June 30, 2009 related to these indemnifications.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $43.4 million at June 30, 2010, $56.1 million at December 31, 2009, and $73.9 million at June 30, 2009.

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly matters that will be decided by a jury and actions that seek very large damages based on novel and complex damage and liability legal theories or that involve a large number of parties, the Corporation cannot state with confidence the eventual outcome of these pending matters, the timing of their ultimate resolution, or what the eventual loss, fines or penalties, if any, related to each pending matter will be.

In accordance with applicable accounting guidance, the Corporation records accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Corporation does not record accruals. No material accruals have been recorded for pending litigation or threatened legal actions or regulatory matters. In certain matters for which the Corporation has recorded an accrual and other pending matters, there may be a range of possible losses (including possible losses in excess of amounts accrued), which either cannot be estimated or, to the extent a range could possibly be determined, the range would be so imprecise, uncertain or wide, that it would not be meaningful.

Notes to Consolidated Financial Statements (continued)

Based on current knowledge, after consultation with legal counsel and after taking into account current accruals, management does not believe that losses, if any, arising from pending litigation or threatened legal actions or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although such matters could have a material adverse effect on the Corporation’s operating results for a particular period. Following is a description of the nature of certain of these matters.

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or putative class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under ERISA.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded on the consolidated balance sheet were each reduced by $1,491.7 million and $939.8 million as of June 30, 2010 and December 31, 2009, respectively, as a result of master netting agreements in place. Derivative assets and liabilities recorded at June 30, 2010 also reflect reductions of $220.7 million and $217.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $216.2 million and $193.3 million, respectively, at December 31, 2009. Additional cash collateral received from and deposited with derivative counterparties totaling $64.0 million and $16.8 million, respectively, of as of June 30, 2010, and $10.8 million and $21.7 million, respectively, as of December 31, 2009, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010, was $634.9 million. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust. There was no cash collateral amounts posted against these liabilities at June 30, 2010.

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at June 30, 2010 and December 31, 2009, measured on a notional value basis, related to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business Northern Trust also engages in proprietary trading of currencies.

Notes to Consolidated Financial Statements (continued)

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

	June 30, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
(In Millions)	Value	Asset	Liability	Value	Asset	Liability
Foreign Exchange Contracts	$206,710.2	$2,972.1	$2,959.3	$173,159.1	$2,032.2	$2,008.5
Interest Rate Swap Contracts	4,373.7	164.9	162.2	4,195.2	114.9	113.1
Interest Rate Option Contracts	126.3	.1	.1	178.1	.4	.4
Futures Contracts	—	—	—	.2	—	—

Total	$211,210.2	$3,137.1	$3,121.6	$177,532.6	2,147.5	2,122.0

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2010 and 2009.

		Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign Exchange Contracts	Foreign Exchange Trading Income	$115.4	$195.1
Interest Rate Swap Contracts	Other Operating Income	1.7	2.7

Total		$117.1	$197.8

		Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign Exchange Contracts	Foreign Exchange Trading Income	$134.3	$265.4
Interest Rate Swap Contracts	Other Operating Income	3.1	4.1

Total		$137.4	$269.5

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

			June 30, 2010			December 31, 2009
	Derivative		Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Risk	Value	Asset	Liability	Value	Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$433.0	$.6	$11.9	$257.7	$.7	$4.2
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	145.6	.5	1,100.0	98.1	–

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	1,113.1	43.4	59.4	1,516.7	40.8	42.8

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,206.5	7.9	.3	1,177.4	2.9	5.2

Total			$3,852.6	$197.5	$72.1	$4,051.8	$142.5	$52.2

In addition to the above, Sterling denominated debt, totaling $228.8 million and $413.2 million at June 30, 2010 and December 31, 2009, respectively, were designated as hedges of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in fair value of these derivatives are recognized currently in income. The following tables show the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and six months ended June 30, 2010 and 2009.

			Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(8.8)	$(11.6)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	47.4	71.2

Total			$38.6	$59.6

Notes to Consolidated Financial Statements (continued)

			Amount of Derivative Gain/(Loss) Recognized in Income
(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(1.2)	$(2.8)
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	(45.2)	(51.5)

Total			$(46.4)	$(54.3)

For fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under GAAP, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item. There was no ineffectiveness recorded for available for sale investment securities, senior notes, or long-term subordinated debt during the three and six months ended June 30, 2010 or 2009.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of available for sale securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under GAAP, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recorded for cash flow hedges during the three and six months ended June 30, 2010 or 2009. As of June 30, 2010, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

Notes to Consolidated Financial Statements (continued)

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and six months ended June 30, 2010 and 2009.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Three Months Ended June 30,	2010	2009	2010	2009
Net Gain/(Loss) Recognized in AOCI	$(18.3)	$20.4	$—	$—
Net Gain/(Loss) Reclassified from AOCI to Earnings:
Trust, Investment and Other Servicing Fees	5.4	3.6	—	—
Other Operating Income	.1	1.3	—	—
Interest Income	1.0	4.1	—	—
Interest Expense	—	.2	—	—
Compensation	(3.5)	(9.1)	—	—
Employee Benefits	(.7)	(2.8)	—	—
Equipment and Software Expense	—	(.2)	—	—
Occupancy Expense	(.6)	(1.1)	—	—
Other Operating Expense	(2.4)	1.1	—	—

Total	$(.7)	$(2.9)	$—	$—

Six Months Ended June 30,
Net Gain/(Loss) Recognized in AOCI	$13.7	$39.4	$—	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings:
Trust, Investment and Other Servicing Fees	9.8	17.4	—	—
Other Operating Income	.4	1.2	—	—
Interest Income	2.1	8.8	—	.2
Interest Expense	.1	(.3)	—	—
Compensation	(8.5)	(25.7)	—	—
Employee Benefits	(2.3)	(6.9)	—	—
Equipment and Software Expense	(.1)	(.4)	—	—
Occupancy Expense	(1.3)	(3.4)	—	—
Other Operating Expense	(3.0)	(1.9)	—	—

Total	$(2.8)	$(11.2)	$—	$.2

During the three and six months ended June 30, 2010, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. $2.9 million and $11.0 million of net foreign exchange contract losses were reclassified from AOCI during the three and six months ended June 30, 2009, respectively. Included in the contract losses reclassified from AOCI during the three and six months ended June 30, 2009 were $.8 million of foreign exchange contract gains and $.9 million of foreign exchange contract losses, respectively, relating to cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions that were discontinued as the original forecasted transactions were no longer probable of occurring. It is estimated that a net loss of $12.4 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Notes to Consolidated Financial Statements (continued)

Foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and six months ended June 30, 2010 or 2009. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary. The following table provides net investment hedge gains and losses recognized in AOCI during the three and six months ended June 30, 2010 and 2009.

	Amount of Hedging Instrument Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2010	2009	2010	2009
Foreign Exchange Contracts	$71.4	$(93.7)	$138.7	$(58.3)
Sterling Denominated Subordinated Debt	—	(34.0)	10.4	(30.4)
Sterling Denominated Senior Debt	1.9	(22.7)	16.3	(20.3)

Total	$73.3	$(150.4)	$165.4	$(109.0)

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

			June 30, 2010			December 31, 2009
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$127.0	$.1	$1.5	$127.0	$—	2.2
Commercial Loans	Foreign Exchange Contracts	Foreign Currency	100.7	.5	.8	118.7	2.3	.7
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	64.6	2.0	.2	66.6	.1	2.3

Total			$292.3	$2.6	$2.5	$312.3	$2.4	5.2

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2010 and 2009.

(In Millions)	Location of Derivative Gains/(Loss) Recognized in Income	Recognized in Income
		Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Credit Default Swap Contracts	Other Operating Income	$—	$.3
Foreign Exchange Contracts	Other Operating Income	2.9	1.6

Total		$2.9	$1.9

(In Millions)	Location of Derivative Gains/(Loss) Recognized in Income	Recognized in Income
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Credit Default Swap Contracts	Other Operating Income	$(4.8)	$(2.0)
Foreign Exchange Contracts	Other Operating Income	(3.9)	9.9

Total		$(8.7)	$7.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income for the second quarter of 2010 totaled $199.6 million compared with $314.2 million in the second quarter of 2009. Net income per common share on a diluted basis was $.82 compared with net income per common share of $.95 in the prior year quarter. The prior year quarter’s earnings were reduced by $.37 per common share in connection with Northern Trust’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (Capital Purchase Program). The prior year quarter also included a $130.1 million pre-tax expense reduction ($85.7 million after-tax, or $.36 per common share) in connection with Capital Support Agreements (CSAs) that had been established to support certain Northern Trust investment vehicles.

Operating earnings, which exclude a $12.7 million pre-tax benefit ($8.0 million after tax, or $.04 per common share) from the reduction of an indemnification liability related to Visa, Inc. (Visa), were $191.6 million, or $.78 per common share, for the quarter. Operating earnings is a non-GAAP financial measure. A reconciliation of operating earnings to reported earnings prepared in accordance with U.S. generally accepted accounting principles (GAAP) is provided on page 55.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 12.2% versus 15.5% reported for the comparable quarter last year and an annualized return on average assets (ROA) of 1.1%, compared to 1.7% in the prior year quarter.

Consolidated revenues stated on a fully taxable equivalent (FTE) basis totaled $973.8 million, down from last year’s second quarter revenues of $1.05 billion. Trust, investment and other servicing fees declined by $57.9 million, or 10%, to $543.5 million. Foreign exchange trading income decreased $18.9 million, or 14%, to $115.4 million from $134.3 million in the prior year. Net interest income on an FTE basis totaled $242.4 million, a decrease of 7%. Noninterest expenses totaled $614.4 million in the current quarter and $502.7 million in the prior year quarter, a current quarter increase of 22% or $111.7 million.

Noninterest Income

Noninterest income of $731.4 million for the quarter accounted for 75% of total taxable equivalent revenue. Trust, investment and other servicing fees were $543.5 million and represented 56% of total taxable equivalent revenue. The $57.9 million decrease in trust, investment and other servicing fees from the prior year quarter’s $601.4 million primarily reflects reduced securities lending revenue due to a lower level of asset valuation loss recoveries, and a higher level of waived fees in money market mutual funds. Foreign exchange trading income results reflect reduced levels of market volatility compared to prior year’s second quarter, partially offset by increased volume in the current quarter.

Noninterest Income (continued)

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30
(In Millions)	2010	2009	Change
Trust, Investment and Other Servicing Fees	$543.5	$601.4	(10)%
Foreign Exchange Trading Income	115.4	134.3	(14)
Security Commissions and Trading Income	15.3	16.8	(9)
Treasury Management Fees	19.9	21.8	(9)
Other Operating Income	37.4	28.2	33
Investment Security Gains (Losses), net	(.1)	(17.5)	(100)

Total Noninterest Income	$731.4	$785.0	(7)%

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

Assets Under Custody (In Billions)	June 30, 2010	March 31, 2010	June 30, 2009	Change 2Q 10/ 1Q 10	Change 2Q 10/ 2Q 09
Corporate and Institutional	$3,224.3	$3,373.5	$2,908.3	(4)%	11%
Personal	327.6	340.7	300.2	(4)	9

Total Assets Under Custody	$3,551.9	$3,714.2	$3,208.5	(4)%	11%

Assets Under Management (In Billions)	June 30, 2010	March 31, 2010	June 30, 2009	Change 2Q 10/ 1Q 10	Change 2Q 10/ 2Q 09
Corporate and Institutional	$461.5	$498.2	$422.1	(7)%	9%
Personal	141.5	149.1	136.8	(5)	3

Total Assets Under Management	$603.0	$647.3	$558.9	(7)%	8%

C&IS assets under custody of $3.2 trillion at June 30, 2010 included $1.8 trillion of global custody assets, 15% higher than a year ago. C&IS assets under management of $461.5 billion included $110.1 billion of securities lending related collateral, a 9% increase from the prior year quarter. The changes in assets under custody and under management are in comparison to the twelve month improvement in the S&P 500 index of 12% and the EAFE index (USD) of 3%.

Noninterest Income (continued)

Custodied and managed assets at the current and prior year quarter end were invested as follows:

	June 30, 2010			June 30, 2009
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	46%	41%	45%	44%	38%	44%
Fixed Income Securities	36	30	36	36	28	35
Cash and Other Assets	18	29	19	20	34	21

	June 30, 2010			June 30, 2009
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	42%	33%	40%	41%	31%	38%
Fixed Income Securities	17	35	21	15	31	19
Cash and Other Assets	41	32	39	44	38	43

Trust, investment and other servicing fees from Corporate & Institutional Services (C&IS) decreased 19% from the year-ago quarter to $316.0 million, primarily reflecting a decline in securities lending revenue, partially offset by higher custody, fund administration and investment management fees. Custody and fund administration fees, the largest component of C&IS fees, increased 15% to $161.9 million, reflecting improved markets and new business. C&IS investment management fees for the second quarter of 2010 equaled $69.4 million, up 14% from the prior year quarter. The increase primarily reflects improved markets and new business, partially offset by waived fees in money market mutual funds due to the low level of short-term interest rates. Money market mutual fund fee waivers totaled $2.6 million in the current quarter compared with $.3 million in the prior year quarter. Securities lending fees totaled $66.3 million compared with $172.5 million in the second quarter of last year. The current quarter includes the recovery of previously recorded unrealized asset valuation losses of approximately $37 million in a mark-to-market investment fund used in securities lending activities, as compared to recoveries of approximately $129 million in the prior year quarter. Excluding the impact of asset valuation recoveries, the decrease in securities lending fees of approximately $14 million is attributable to significantly lower spreads on the investment of cash collateral, while volumes improved from the prior year quarter’s levels.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter totaled $227.5 million, an 8% increase from $210.5 million in the prior year quarter. The increase in PFS fees was primarily a result of improved markets and new business. Waived fees in money market mutual funds were $12.9 million in the current quarter compared with $3.6 million in the prior quarter and are attributable to the low level of short-term interest rates.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30
(In Millions)	2010	2009	Change
Loan Service Fees	$14.8	$12.3	20%
Banking Service Fees	14.1	13.2	7
Non-Trading Foreign Exchange Gains (Losses), net	1.2	.5	140
Credit Default Swaps Gains (Losses), net	—	(4.8)	N/M
Other Income	7.3	7.0	4

Total Other Operating Income	$37.4	$28.2	33%

Other operating income equaled $37.4 million, up $9.2 million, or 33%, compared with $28.2 million in the same period last year. The prior year quarter was impacted by adverse mark-to-market adjustments of $4.8 million recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits. The current quarter reflects increases in commercial loan-related and banking services fee revenues totaling $3.4 million.

Net investment security losses totaled $.1 million in the current quarter. Net investment security losses in the prior year quarter totaled $17.5 million and included an $18.0 million pre-tax charge for credit-related other-than-temporary impairment of residential mortgage backed securities.

Net Interest Income

Net interest income for the quarter totaled $232.8 million, 7% lower than the $250.2 million reported in the second quarter of 2009. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income for the quarter, stated on an FTE basis, totaled $242.4 million, down 7% from $260.1 million reported in the prior year second quarter. When adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income.

Average earning assets of $66.1 billion were 1% higher than a year ago, driven by an 11% growth in average securities balances to $19.4 billion, partially offset by a decrease in average loans and leases of 5% to $27.6 billion. Average money market assets equaled $19.2 billion for the quarter, up slightly from the prior year period’s average. The securities portfolio growth primarily reflects an increase in the average balance of government sponsored agency securities and corporate debt. Within the loan and lease portfolio, residential real estate loans averaged $10.9 billion in the quarter, up 2% from the prior year’s second quarter, and represented 39% of the average loan and lease portfolio. Commercial loans averaged $6.3 billion, down 19% from $7.7 billion last year, while personal loans averaged $4.9 billion, up 5% from last year’s second quarter. The net interest margin, stated on an FTE basis, was 1.47%, compared with 1.59% in the prior year quarter, primarily reflecting the continued compression of spreads between interest rates on short-term investments and overnight funding sources and the diminished value of non-interest bearing funds in the current low interest rate environment.

Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $45.0 billion, up 9% from the second quarter of 2009. The increase was attributable to higher levels of average domestic savings and non-U.S. office global custody related deposit balances as compared to the prior year’s second quarter. Other interest-related funds averaged $10.7 billion in the quarter as compared to $10.2 billion in the prior year quarter. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. The increase in other interest-related funds resulted primarily from higher levels of short-term borrowings. Net noninterest-related funds utilized to fund earning assets averaged $10.4 billion compared with $14.3 billion in last year’s second quarter, the decrease resulting primarily from lower levels of U.S. office noninterest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $50.0 million in the second quarter compared with $60.0 million in the prior year quarter. The current quarter provision reflects the prolonged weakness in the broader economic environment. The reserve for credit losses at June 30, 2010 was $361.6 million compared with $350.0 million at March 31, 2010 and $319.1 million at June 30, 2009. Net charge-offs totaled $38.3 million for the quarter. Net charge-offs in the prior year quarter totaled $44.7 million. For additional discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expenses

The components of noninterest expenses are provided below.

Noninterest Expenses	Three Months Ended June 30
(In Millions)	2010	2009	% Change
Compensation	$278.2	$288.1	(3)
Employee Benefits	58.8	61.7	(5)
Outside Services	114.6	102.1	12
Equipment and Software Expense	69.8	61.2	14
Occupancy Expense	41.9	40.4	4
Visa Indemnification Charges	(12.7)	—	N/M
Other Operating Expenses	63.8	(50.8)	226

Total Noninterest Expenses	$614.4	$502.7	22

Compensation and employee benefit expenses, the largest component of noninterest expenses, decreased $12.8 million, or 4%, to $337.0 million. The primary driver of the decrease was a reduction in salaries and benefits reflecting lower average salaries and employee benefit expense per full-time staff equivalent basis. Staff on a full-time equivalent basis at June 30, 2010 totaled approximately 12,600, up 2% from a year ago.

Expenses associated with outside services totaled $114.6 million, up $12.5 million, or 12%, from $102.1 million in the prior year quarter due to higher expenses associated with investment manager sub-advisory fees and technical services.

Noninterest Expenses (continued)

Equipment and software expense, comprised of depreciation and amortization; rental; and maintenance costs, totaled $69.8 million, up 14% from $61.2 million in the prior year quarter. The increase primarily reflects higher levels of depreciation expense from additional investments in capital assets. Net occupancy expense equaled $41.9 million, up 4% from $40.4 million in the prior year quarter.

Other Operating Expenses

The components of other operating expenses are provided below.

Other Operating Expenses	Three Months Ended June 30
(In Millions)	2010	2009	% Change
Business Promotion	$17.4	$13.5	29
FDIC Insurance Premiums	10.4	29.5	(65)
Other Intangible Amortization	3.4	4.0	(15)
Client Support Related Charges	—	(130.1)	N/M
Other Expenses	32.6	32.3	1

Total Other Operating Expenses	$63.8	$(50.8)	N/M

The prior year client support related charges component of other operating expenses reflects the expense reduction recorded in connection with the CSAs. The prior year quarter FDIC insurance premiums component includes a special assessment of $20.2 million. Excluding these items, the current quarter increase in total other operating expenses of $4.7 million, or 8%, is primarily driven by higher business promotion expenses and tax on bonus payments to employees in the United Kingdom, partially offset by reduced expenses associated with account servicing activities.

Provision for Income Taxes

Income tax expense of $100.2 million was recorded in the current quarter resulting in an effective tax rate of 33.4%. The prior year quarter provision for income taxes was $158.3 million, representing an effective tax rate of 33.5%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three and six month periods ended June 30, 2010 and 2009. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment, and which incorporate processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income Trust, Investment and Other Servicing Fees	$316.0	$390.9	$227.5	$210.5	$—	$—	$543.5	$601.4
Other	152.2	160.2	34.2	36.5	1.5	(13.1)	187.9	183.6
Net Interest Income (FTE)*	67.2	108.3	148.0	130.4	27.2	21.4	242.4	260.1

Revenues*	535.4	659.4	409.7	377.4	28.7	8.3	973.8	1,045.1
Provision for Credit Losses	(2.8)	6.0	52.8	54.0	—	—	50.0	60.0
Noninterest Expenses	324.6	214.3	272.9	263.8	16.9	24.6	614.4	502.7

Income (Loss) before Income Taxes*	213.6	439.1	84.0	59.6	11.8	(16.3)	309.4	482.4
Provision for Income Taxes*	75.0	158.9	31.8	22.6	3.0	(13.3)	109.8	168.2

Net Income (Loss)	$138.6	$280.2	$52.2	$37.0	$8.8	$(3.0)	$199.6	$314.2

Percentage of Consolidated Net Income	70%	89%	26%	12%	4%	(1)%	100%	100%

Average Assets	$37,278.0	$38,139.0	$23,577.3	$24,530.6	$13,430.5	$11,127.4	$74,285.8	$73,797.0

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.6 million for 2010 and $9.9 million for 2009.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income Trust, Investment and Other Servicing Fees	$613.3	$597.9	$445.3	$414.2	$—	$—	$1,058.6	$1,012.1
Other	270.0	329.9	66.7	69.0	3.6	(9.5)	340.3	389.4
Net Interest Income (FTE)*	140.7	255.3	288.3	262.5	53.5	30.0	482.5	547.8

Revenues*	1,024.0	1,183.1	800.3	745.7	57.1	20.5	1,881.4	1,949.3
Provision for Credit Losses	(8.5)	19.6	98.5	95.4	–	–	90.0	115.0
Noninterest Expenses	647.3	541.9	539.5	516.5	47.3	37.8	1,234.1	1,096.2

Income (Loss) before Income Taxes*	385.2	621.6	162.3	133.8	9.8	(17.3)	557.3	738.1
Provision for Income Taxes*	135.8	222.3	61.5	51.0	3.2	(11.2)	200.5	262.1

Net Income (Loss)	$249.4	$399.3	$100.8	$82.8	$6.6	$(6.1)	$356.8	$476.0

Percentage of Consolidated Net Income	70%	84%	28%	17%	2%	(1)%	100%	100%

Average Assets	$37,305.5	$40,557.4	$23,543.5	$24,475.4	$13,735.9	$10,533.6	$74,584.9	$75,566.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $19.3 million for 2010 and $20.5 million for 2009.

Corporate and Institutional Services

C&IS net income for the quarter was $138.6 million compared with $280.2 million in the second quarter of 2009. The prior year quarter included a $119.7 million pre-tax expense reduction in connection with the CSAs. Trust, investment and other servicing fees from C&IS decreased 19% from the year-ago quarter to $316.0 million primarily reflecting a decline in securities lending revenue, partially offset by higher custody, fund administration and investment management fees. Custody and fund administration fees, the largest component of C&IS fees, increased 15% to $161.9 million, reflecting improved markets and new business. C&IS investment management fees for the second quarter of 2010 equaled $69.4 million, up 14% from the prior year quarter. The increase primarily reflects improved markets and new business, partially offset by waived fees in money market mutual funds due to the low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $2.6 million in the current quarter compared with $.3 million in the prior year quarter. Securities lending fees totaled $66.3 million compared with $172.5 million in the second quarter of last year. The current quarter includes the recovery of previously recorded unrealized asset valuation losses of approximately $37 million in a mark-to-market investment fund used in securities lending activities, as compared to recoveries of approximately $129 million in the prior year quarter. Excluding the impact of asset valuation recoveries, the decrease in securities lending fees of approximately $14 million is attributable to significantly lower spreads on the investment of cash collateral, while volumes improved from the prior year quarter’s levels.

Other noninterest income was $152.2 million compared with $160.2 million in last year’s second quarter. Foreign exchange trading income equaled $112.7 million, down 15% from last year’s second quarter, reflecting reduced currency volatility as compared to the prior year’s second quarter, partially offset by increased volume in the current quarter.

Net interest income stated on an FTE basis was $67.2 million, down 38% from $108.3 million in last year’s second quarter, primarily reflecting a decline in the net interest margin. Earning assets averaged $33.7 billion for the quarter compared with $32.8 billion in the second quarter of last year, reflecting an increase in global custody related deposits which are primarily invested in short-term money market assets, partially offset by a decrease in average loans outstanding. The net interest margin equaled .80% compared with 1.32% reported in the prior year quarter, primarily reflecting continued compression of spreads between interest rates on short-term investments and overnight funding sources and the diminished value of non-interest bearing funds in the current low interest rate environment.

A negative provision for credit losses of $2.8 million was recorded in the current quarter compared with a provision of $6.0 million recorded in the prior year second quarter. The negative provision for the current quarter primarily reflects a decreased commercial loan balance.

Corporate and Institutional Services (continued)

Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $324.6 million compared with $214.3 million for the second quarter of last year. The prior year quarter included the $119.7 million expense reduction in connection with the CSAs. Excluding the impact of the CSAs, noninterest expenses decreased by $9.4 million, or 3%, reflecting lower indirect expense allocations.

Personal Financial Services

PFS net income for the current quarter was $52.2 million compared to $37.0 million reported a year ago. Noninterest income was $261.7 million, up 6% from $247.0 million in last year’s second quarter. Trust, investment and other servicing fees in the quarter increased 8% and totaled $227.5 million, compared with $210.5 million a year ago. The increase in PFS fees was primarily a result of improved markets and new business. Waived fees in money market mutual funds were $12.9 million in the current quarter compared with $3.6 million in the prior year quarter and are attributable to the low level of short-term interest rates. Other noninterest income totaled $34.2 million compared with $36.5 million in the prior year quarter.

Net interest income stated on an FTE basis was $148.0 million in the current quarter compared with $130.4 million in the prior year’s second quarter, reflecting an improved net interest margin. The net interest margin was 2.56% in the current quarter, compared to 2.16% in the prior year quarter reflecting a lower cost of funding for loans.

A provision for credit losses of $52.8 million was recorded in the current quarter compared with a provision of $54.0 million recorded in the prior year second quarter. The provisions for credit losses reflect the prolonged weakness in the broader economic environment. For a fuller discussion of the consolidated reserve and provision for credit losses refer to the “Asset Quality” section below.

Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $272.9 million compared with $263.8 million for the second quarter of last year. The prior year quarter included the $10.4 million pre-tax expense reduction in connection with the CSAs. Excluding the impact of the CSAs, noninterest expenses decreased by $1.3 million, reflecting lower other operating expenses, partially offset by higher indirect expense allocations.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Net interest income in the current quarter was $27.2 million, as compared to $21.4 million in the prior year quarter. The increase reflects higher average asset levels, partially offset by lower yields in the prolonged low interest rate environment. Average assets increased $2.3 billion to $13.4 billion in the current quarter, reflecting higher levels of short-term securities and money market assets, funded primarily by noninterest-bearing deposits, short-term borrowings, senior notes and long-term debt. Other noninterest income for the current quarter totaled $1.5 million, compared with negative $13.1 million in the year-ago quarter. The prior year quarter other noninterest income included net investment security losses of $17.5 million. Noninterest expenses for the quarter decreased $7.7 million to $16.9 million, compared to $24.6 million in the year-ago second quarter. The current quarter’s noninterest expenses include the $12.7 million pre-tax benefit from the reduction of the Visa related indemnification liability. Excluding the Visa benefit, noninterest expenses increased by $5.0 million.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.46 was reported for the six months ended June 30, 2010, compared with net income per common share of $1.57 reported in the 2009 six-month period. The prior year period’s earnings per share were impacted by preferred stock dividends and discount accretion totaling $111.1 million ($.48 per share) in connection with Northern Trust’s participation in the Capital Purchase Program. The current period’s net income of $356.8 million compares to $476.0 million in the prior year period. The prior year period’s net income included a $121.8 million pre-tax expense reduction ($.35 per common share) in connection with the CSAs that had been established to support certain Northern Trust investment vehicles, partially offset by a $20.2 million FDIC insurance premium special assessment. The current period includes a $12.7 million pre-tax ($8.0 million after tax, or $.03 per common share) reduction of the Visa indemnification liability. Operating earnings, which exclude the Visa related recovery, were $348.8 million, or $1.43 per common share, for the six months ended June 30, 2010. A reconciliation of operating earnings to reported earnings is provided on page 55. Return on average common equity for the period was 11.1% and the return on average assets was 1.0%.

Revenues for the six months ended June 30, 2010, stated on an FTE basis, totaled $1.88 billion, down 3% from the prior year period’s revenues of $1.95 billion. Trust, investment and other servicing fees were $1.06 billion for the period, slightly higher as compared with $1.01 billion in the prior year period. The increase reflects improved custody and fund administration and investment management fees. Trust, investment and other servicing fees for the current period represented 56% of revenues, and total fee-related income represented 74% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS increased 3% to $613.3 million from $597.9 million a year ago, primarily reflecting improved markets and new business, partially offset by a decline in securities lending revenue. Custody and fund administration fees, the largest component of C&IS fees, increased 16% to $321.1 million, reflecting improved markets and new business as compared to the prior year period. C&IS investment management fees increased 10% to $133.1 million from $121.5 million in the prior year period. The increase primarily reflects improved markets and new business, partially offset by waived fees in money market mutual funds due to the low level of short-term interest rates. Money market mutual funds fee waivers in C&IS totaled $6.8 million in the current period compared with $.3 million in the prior year period. Securities lending fees totaled $121.9 million compared with $164.6 million in the prior year period. The current period included a recovery of previously recorded unrealized asset valuation losses of approximately $75 million in a mark-to-market investment fund used in securities lending activities, as compared to recoveries of approximately $77 million in the prior year period. Excluding the impact of asset valuation recoveries, the decrease in securities lending fees of approximately $41 million is attributable to lower spreads on the investment of cash collateral, while volumes improved from the prior year period’s levels.

Noninterest Income (continued)

Trust, investment and other servicing fees from PFS increased 8% and totaled $445.3 million compared with $414.2 million a year ago. The increase in PFS fees resulted primarily from improved markets and new business. Waived fees in money market mutual funds were $28.9 million in the current period compared with $4.4 million in the prior year period and are attributable to the low level of short-term interest rates.

Foreign exchange trading income decreased $70.3 million, or 27%, and totaled $195.1 million in the period compared with $265.4 million in the prior year period. The decrease reflects reduced levels of market volatility as compared with the prior year’s six-month period, partially offset by increased volume in the current period. Revenues from security commissions and trading income were $28.6 million compared with $33.6 million in the prior year.

Other operating income increased $11.1 million, or 17%, for the period to $76.4 million, compared with $65.3 million last year. The increase for the period was driven primarily by higher loan and banking service fees. The prior year period was impacted by adverse mark-to-market adjustments recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits, partially offset by gains resulting from the sale of leased equipment.

Net investment security gains totaled $.2 million in the current period. Net investment security losses in the prior year period totaled $17.1 million and included an $18.0 million pre-tax charge for the credit-related other-than-temporary impairment of residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio.

Net Interest Income

Net interest income, stated on a fully taxable equivalent basis, totaled $482.5 million, a decrease of $65.3 million, or 12%, from $547.8 million reported in the prior year period. The net interest margin was 1.46% for the current period, down from 1.64% in the prior period, reflecting the continued impact of the low interest rate environment. Total average earning assets of $66.8 billion were 1% lower than a year ago, due to lower average loans and leases.

Provision for Credit Losses

The provision for credit losses was $90.0 million for the current six months compared with $115.0 million in the 2009 period and net charge-offs totaled $68.9 million compared to $47.4 million in the prior period. The provisions and charge-offs reflect the prolonged weakness in the broader economic environment.

Noninterest Expenses

Noninterest expenses totaled $1.23 billion for the period, up 13% from the prior year period’s $1.10 billion. The current period includes the $12.7 million benefit from the Visa related indemnification liability reduction. The prior period included the $121.8 million expense reduction in connection with the CSAs and the $20.2 million FDIC insurance premium special assessment. Excluding these current and prior period items, noninterest expenses in the current period increased by $49.0 million, or 4%.

Compensation and employee benefit expenses of $674.8 million compares to $673.9 million in the prior year period and represents 55% of total noninterest expenses. The current period includes higher share-based compensation expense, partially offset by lower average salaries and employee benefit expense per full-time staff equivalent basis.

Expenses associated with outside services totaled $220.2 million, an increase of $22.4 million, or 11%, from $197.8 million last year. The increase primarily reflects higher expenses associated with investment manager sub-advisor fees and technical services.

Equipment and software expenses totaled $136.4 million, up 11% from $122.9 million in the prior year period. The increase primarily reflects higher levels of depreciation expense from additional investments in capital assets. Net occupancy expense equaled $84.6 million, an increase of $2.4 million from the prior year period.

Other operating expenses totaled $130.8 million, an increase of $111.4 million as compared to $19.4 million in the prior year period. Excluding, the prior period’s $121.8 million CSA expense reduction and $20.2 million FDIC special assessment, the current quarter increase in total other operating expenses of $9.8 million, or 8%, is primarily driven by higher business promotion expenses.

Provision for Income Taxes

Total income tax expense was $181.2 million for the six months ended June 30, 2009 and $241.6 million in the prior year period. The effective rate equaled 33.7% in both periods.

BALANCE SHEET

Total assets at June 30, 2010 were $80.0 billion and averaged $74.3 billion for the second quarter, compared with total assets of $75.0 billion at June 30, 2009 and an average balance of $73.8 billion in the prior year second quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.4 billion at June 30, 2010 and averaged $27.6 billion for the second quarter, compared with $29.0 billion at June 30, 2009 and a $29.0 billion average for the second quarter last year. Securities totaled $19.8 billion at June 30, 2010 and averaged $19.4 billion for the quarter, compared with $17.5 billion at June 30, 2009 and $17.5 billion on average in last year’s quarter. Money market assets, which include federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets, totaled $23.3 billion at June 30, 2010 and averaged $19.2 billion in the second quarter, up 1% from the year-ago quarter’s average. The increase in the average balance of total assets was due to higher levels of funding from interest-bearing deposits.

Total stockholders’ equity averaged $6.5 billion at June 30, 2010, down 8% from the prior year’s second quarter average of $7.1 billion. The prior year average included the issuance of the preferred stock and related warrant under the Capital Purchase Program, which were repurchased in June and August of 2009, respectively.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2010 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at June 30, 2010 that were above the level required for classification as a “well capitalized” institution. Shown below are the June 30, 2010 and 2009 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended June 30, 2010 or 2009 exceeded 10% of the consolidated total.

	2010			2009
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.7%	15.9%	9.2%	12.6%	15.0%	8.6%
The Northern Trust Company	13.3%	16.3%	8.3%	11.3%	14.6%	7.3%
Northern Trust, NA	10.3%	11.9%	8.7%	9.9%	11.4%	8.3%

BALANCE SHEET (continued)

The ratio of tier 1 common equity to risk-weighted assets, a non-GAAP financial measure, was 13.2% at June 30, 2010 and 12.1% at June 30, 2009. The following table provides a reconciliation of the Corporation’s tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP.

($ in Millions)	June 30, 2010	June 30, 2009
Tier 1 Capital	$6,806.2	$6,314.7
Less: Preferred Stock	—	—
Floating Rate Capital Securities	268.5	268.4

Tier 1 Common Equity	6,537.7	6,046.3

Tier 1 Capital Ratio	13.7%	12.6%
Tier 1 Common Equity Ratio	13.2%	12.1%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 87% of the total portfolio at June 30, 2010 composed of U.S. Treasury and government sponsored agency securities, Federal Home Loan Bank and Federal Reserve Bank stock, and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 13% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 2% was rated below double-A, and 7% was not rated by Standard and Poor’s or Moody’s Investors Service.

Total gross unrealized losses within the investment securities portfolio at June 30, 2010 were $124.6 million as compared to $159.7 million at December 31, 2009. The $35.1 million decrease in unrealized losses from December 31, 2009 primarily reflects higher valuations of asset-backed securities due to an improvement in credit spreads. Of the total gross unrealized losses on securities at June 30, 2010, $95.2 million relate to residential mortgage-backed securities. Residential mortgage-backed securities rated below double-A at June 30, 2010 represented 66% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $276.2 million and $188.4 million, respectively.

ASSET QUALITY (continued)

Northern Trust has evaluated residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment losses in accordance with GAAP and Northern Trust’s security impairment review policy. There was $.1 million of credit-related losses recognized in earnings for the three months ended June 30, 2010 on debt securities other-than-temporarily impaired.

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

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). The following table provides the amounts of nonperforming loans and OREO that were outstanding at the dates shown, as well as the balance of loans that had interest or principal payments that were delinquent 90 days or more and were still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Nonperforming Assets

(In Millions)	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Nonperforming Loans and Leases
U.S.
Residential Real Estate	$154.5	$136.0	$116.9	97.9
Commercial	60.8	57.0	48.5	47.2
Commercial Real Estate	121.9	117.1	109.3	76.9
Personal	3.5	4.7	1.2	5.8
Other	4.8	4.7	2.6	.1

Total Nonperforming Loans and Leases	345.5	319.5	278.5	227.9
Other Real Estate Owned	44.3	45.7	29.6	5.9

Total Nonperforming Assets	$389.8	$365.2	$308.1	$233.8

90 Day Past Due Loans Still Accruing	$19.5	$16.1	$15.1	$17.5

Nonperforming loans and leases of $345.5 million at June 30, 2010 represented 1.22% of total loans and leases. The $26.0 million increase in nonperforming loans and leases during the current quarter primarily reflects the prolonged weakness in the broader economic environment. The duration and severity of the economic downturn, together with its impact on equity and real estate values, has had a negative effect on Northern Trust’s credit portfolio, primarily the residential real estate and commercial real estate segments, resulting in an increase in credits that have been downgraded to nonperforming and in OREO properties.

ASSET QUALITY (continued)

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

A $50.0 million provision for credit losses was recorded in the second quarter of 2010 and a $60.0 million provision was recorded in the prior year second quarter. The provisions and increased reserves during the periods reflect the prolonged weakness in the broader economic environment, particularly its impact on the residential and commercial real estate segments and on the level of nonperforming loans.

ASSET QUALITY (continued)

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three months ended June 30, 2010 and 2009 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the inherent portion of the reserve and its components by loan category.

	June 30, 2010		March 31, 2010		December 31, 2009		June 30, 2009
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$56.8	—%	$52.6	—%	$43.8	—%	$39.7	—%

Allocated Inherent Reserve
Residential Real Estate	76.6	39	71.3	39	66.8	39	52.3	37
Commercial	131.5	21	133.2	23	137.6	23	138.0	25
Commercial Real Estate	72.0	11	69.8	12	65.6	11	54.2	11
Personal	17.0	17	16.1	17	18.3	18	24.4	17
Other	1.6	3	1.4	2	2.2	3	2.5	4
Lease Financing	1.6	4	1.6	4	1.4	4	2.1	3
Non-U.S.	4.5	5	4.0	3	4.9	2	5.9	3

Total Allocated Inherent Reserve	$304.8	100%	$297.4	100%	$296.8	100%	$279.4	100%

Total Reserve	$361.6	100%	$350.0	100%	$340.6	100%	$319.1	100%

Reserve Assigned to:
Loans and Leases	$326.7		$320.5		$309.2		$297.3
Unfunded Loan Commitments and Standby Letters of Credit	34.9		29.5		31.4		21.8

Total Reserve for Credit Losses	$361.6		$350.0		$340.6		$319.1

The reserve assigned to loans and leases, as a percentage of total loans and leases, was 1.15% at June 30, 2010 and March 31, 2010, 1.11% at December 31, 2009 and 1.02% at June 30, 2009.

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

RECONCILIATIONS OF OPERATING EARNINGS TO REPORTED EARNINGS

The following tables provide reconciliations of operating earnings, a non-GAAP financial measure which excludes the Visa related indemnification benefit, to reported earnings prepared in accordance with GAAP. Northern Trust is providing operating earnings in addition to its reported results prepared in accordance with GAAP in order to provide a clearer indication of the results and trends in Northern Trust’s core businesses.

	Second Quarter 2010		Second Quarter 2009
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$199.6	$.82	$314.2	$.95
Visa Indemnification Benefit (net of tax effect of $4.7)	(8.0)	(.04)	—	—

Operating Earnings	$191.6	$.78	$314.2	$.95

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$356.8	$1.46	$476.0	$1.57
Visa Indemnification Benefit (net of tax effect of $4.7)	(8.0)	(.03)	—	—

Operating Earnings	$348.8	$1.43	$476.0	$1.57

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity, such as entry into capital support agreements and other client support actions; the impact of continuing disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate reserves therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of continued globalization of investment activity and

FACTORS AFFECTING FUTURE RESULTS (continued)

growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating recent and future acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, certain financial services and products, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, and restrict or increase the regulation of certain activities carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation and regulations, including regulations that may be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

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

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Second Quarter
(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS) ($ in Millions)	2010			2009
	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.1	$292.8	.19%	$.1	$414.6	.12%
Time Deposits with Banks	31.6	15,003.7	.84	51.3	15,300.1	1.34
Federal Reserve Deposits and Other Interest-Bearing	2.6	3,886.2	.27	2.1	3,368.4	.25

Total Money Market Assets	34.3	19,182.7	.72%	53.5	19,083.1	1.12%

Securities
U.S. Government	—	81.7	.17	—	23.5	.55
Obligations of States and Political Subdivisions	11.8	732.1	6.45	13.5	822.3	6.56
Government Sponsored Agency	30.9	11,655.9	1.06	40.0	12,619.5	1.27
Other	23.0	6,900.1	1.34	16.9	4,050.0	1.67

Total Securities	65.7	19,369.8	1.36%	70.4	17,515.3	1.61%

Loans and Leases	227.5	27,569.1	3.31%	240.7	29,049.1	3.32%

Total Earning Assets	$327.5	66,121.6	1.99%	$364.6	$65,647.5	2.23%

Reserve for Credit Losses Assigned to Loans and Leases	—	(311.0)	—	—	(274.5)	—
Cash and Due from Banks	—	2,903.7	—	—	2,679.7	—
Other Assets	—	5,571.5	—	—	5,744.3	—

Total Assets	—	$74,285.8	—	—	$73,797.0	—

Average Source of Funds
Deposits
Savings and Money Market	$9.2	$12,960.8	.28%	$15.5	$11,107.5	.56%
Savings Certificates and Other Time	10.1	3,561.5	1.14	19.8	3,918.5	2.02
Non-U.S. Offices - Interest-Bearing	22.2	28,473.4	.31	17.0	26,123.0	.26

Total Interest-Bearing Deposits	41.5	44,995.7	.37	52.3	41,149.0	.51
Short-Term Borrowings	3.4	6,123.6	.22	2.4	5,353.3	.18
Senior Notes	11.4	1,396.6	3.26	11.3	1,386.1	3.25
Long-Term Debt	28.2	2,940.7	3.86	37.3	3,138.7	4.77
Floating Rate Capital Debt	.6	276.8	.85	1.2	276.7	1.69

Total Interest-Related Funds	85.1	55,733.4	.61%	104.5	51,303.8	.82%

Interest Rate Spread	—	—	1.38%	—	—	1.41%
Noninterest-Bearing Deposits	—	8,926.9	—	—	11,996.7	—
Other Liabilities	—	3,078.9	—	—	3,365.3	—
Stockholders’ Equity	—	6,546.6	—	—	7,131.2	—

Total Liabilities and Stockholders’ Equity	—	$74,285.8	—	—	$73,797.0	—

Net Interest Income/Margin (FTE Adjusted)	$242.4	—	1.47%	$260.1	—	1.59%

Net Interest Income/Margin (Unadjusted)	$232.8	—	1.41%	$250.2	—	1.53%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2010/2009
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$(4.5)	$(32.6)	$(37.1)
Interest-Related Funds	3.0	(22.4)	(19.4)

Net Interest Income (FTE)	$(7.5)	$(10.2)	$(17.7)

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Six Months
	2010			2009
(INTEREST AND RATE ON A TAXABLE EQUIVALENT BASIS) ($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.2	$285.6	.16%	$.4	$427.0	.21%
Time Deposits with Banks	60.6	14,778.7	.83	132.5	16,103.8	1.66
Federal Reserve Deposits and Other Interest-Bearing	6.8	5,312.1	.26	5.4	4,474.2	.24

Total Money Market Assets	67.6	20,376.4	.72%	138.3	21,005.0	1.33%

Securities
U.S. Government	.1	74.5	.22	.1	20.7	.95
Obligations of States and Political Subdivisions	23.8	741.2	6.42	27.9	841.8	6.63
Government Sponsored Agency	62.4	11,635.7	1.08	81.6	12,326.9	1.33
Other	40.0	6,403.4	1.26	35.5	3,956.4	1.81

Total Securities	126.3	18,854.8	1.35%	145.1	17,145.8	1.71%

Loans and Leases	457.6	27,533.6	3.35%	485.6	29,385.4	3.33%

Total Earning Assets	$651.5	66,764.8	1.97%	$769.0	67,536.2	2.30%

Reserve for Credit Losses Assigned to Loans and Leases	—	(308.2)	—		(251.8)	—
Cash and Due from Banks	—	2,692.8	—		2,492.0	—
Other Assets	—	5,435.5	—		5,790.0	—

Total Assets	—	$74,584.9	—	—	$75,566.4	—

Average Source of Funds
Deposits
Savings and Money Market	$18.2	$12,925.4	.28%	$34.6	$10,384.6	.67%
Savings Certificates and Other Time	21.7	3,699.7	1.19	41.1	3,723.7	2.22
Non-U.S. Offices - Interest-Bearing	41.5	28,229.7	.30	42.0	28,328.9	.30

Total Interest-Bearing Deposits	81.4	44,854.8	.37	117.7	42,437.2	.56
Short-Term Borrowings	6.0	6,479.3	.19	5.2	5,988.6	.17
Senior Notes	22.9	1,457.1	3.16	19.9	1,216.0	3.30
Long-Term Debt	57.7	2,872.3	4.05	75.7	3,194.2	4.78
Floating Rate Capital Debt	1.0	276.8	.74	2.7	276.7	1.97

Total Interest-Related Funds	169.0	55,940.3	.61%	221.2	53,112.7	.84%

Interest Rate Spread	—	—	1.36%	—	—	1.46%
Noninterest-Bearing Deposits	—	9,220.3	—	—	12,194.6	—
Other Liabilities	—	2,923.5	—	—	3,354.3	—
Stockholders’ Equity	—	6,500.8	—	—	6,904.8	—

Total Liabilities and Stockholders’ Equity	—	$74,584.9	—	—	$75,566.4	—

Net Interest Income/Margin (FTE Adjusted)	$482.5	—	1.46%	$547.8	—	1.64%

Net Interest Income/Margin (Unadjusted)	$463.2	—	1.40%	$527.3	—	1.57%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2010/2009
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	(20.2)	$(97.3)	$(117.5)
Interest-Related Funds	3.4	(55.6)	(52.2)

Net Interest Income (FTE)	$(23.6)	$(41.7)	$(65.3)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 54 of this document.

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

The information presented in Note 18 titled “Contingent Liabilities” beginning on page 27 of this Form 10-Q is incorporated herein by reference.

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

Changes in laws and regulation could result in reduced earnings. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The disruption in financial markets may produce regulatory changes in the U.S. and elsewhere, the effects of which are difficult to predict. For example, the U.S. Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may, among other things, affect our leverage limits and risk-based capital and liquidity requirements, require us to pay higher assessments, and restrict or increase the regulation of certain of our business activities. We cannot determine the ultimate effect that potential legislation, or subsequent implementing regulations, if enacted, would have upon our earnings and financial position.

Compliance with evolving regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Although our repurchase of the preferred stock and warrant we issued and sold to the U.S. Treasury under the CPP eliminated restrictions placed upon us under the agreements relating to our participation in that program, in light of current economic conditions, banks and other financial services companies such as us will continue to be subject to enhanced regulatory and enforcement scrutiny and evolving legislation and regulations in the U.S. and other countries. Evolving regulations, such as the Basel II capital regime and liquidity related regulations, regulations that may be promulgated pursuant to the Dodd-Frank Act and other regulations that generate increased scrutiny of particular activities, such as anti-money laundering procedures and certain financial services and products, require significant time, effort, and resources on our part to ensure compliance in a rapidly changing environment. We often must meet significant milestones in complying with these regulatory requirements. Failure to meet these requirements and milestones could significantly and negatively affect our business. In addition, our required regulatory capital may be affected by these or other regulatory or legislative initiatives, such as Basel II and regulations that may be promulgated pursuant to the Dodd-Frank Act, potentially resulting in changes to the cost and composition of our regulatory capital. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of of Shares that May Yet be Purchased Under the Plan
April 1-30, 2010	20,618	$55.10	20,618
May 1-31, 2010	—	—	—
June 1-30, 2010	672	50.44	672

Total (Second Quarter)	21,290	$54.95	21,290	7,218,935

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	2010 Form of Director Stock Agreement

(ii)	2010 Form of New Director Stock Agreement

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 30, 2010	By:	/s/ William L. Morrison
William L. Morrison
Executive Vice President and Chief Financial Officer

Date: July 30, 2010	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

(i) 2010 Form of Director Stock Agreement

(ii) 2010 Form of New Director Stock Agreement

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.