Form 10-Q/A
period 2010-06-30
NORTHERN TRUST CORP
filed 2010-08-26
CIK 73124

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

242,090,858 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2010)

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on July 30, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

(a)	Exhibits

(10) Material Contracts

(i)	2010 Form of Director Stock Agreement*

(ii)	2010 Form of New Director Stock Agreement*

(31) Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

(32) Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101) Interactive Data File **

(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.

*	Filed with our Form 10-Q as filed on July 30, 2010
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: August 26, 2010	By:	/s/ William L. Morrison
William L. Morrison
Executive Vice President and Chief
Financial Officer

Date: August 26, 2010	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

4