Form 10-Q
period 2010-09-30
NORTHERN TRUST CORP
filed 2010-10-27
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

242,193,970 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2010)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

	September 30 2010	December 31 2009	September 30 2009
($ In Millions Except Share Information)
	(Unaudited)		(Unaudited)
Assets
Cash and Due from Banks	$3,489.5	$2,491.8	$2,885.9
Federal Funds Sold and Securities Purchased under Agreements to Resell	428.7	250.0	53.8
Time Deposits with Banks	16,100.6	12,905.2	14,155.8
Federal Reserve Deposits and Other Interest-Bearing	6,340.0	14,973.0	9,924.7
Securities
Available for Sale	19,540.3	17,462.1	16,260.4
Held to Maturity (Fair value – $1,210.4 at Sept. 2010, $1,185.7 at Dec. 2009, $1,215.5 at Sept. 2009)	1,176.4	1,161.4	1,186.5
Trading Account	10.9	9.9	10.0

Total Securities	20,727.6	18,633.4	17,456.9

Loans and Leases
Commercial and Other	17,019.9	16,998.0	17,304.7
Residential Mortgages	10,846.4	10,807.7	10,818.2

Total Loans and Leases (Net of unearned income – $469.0 at Sept. 2010, $486.0 at Dec. 2009, and $499.6 at Sept. 2009)	27,866.3	27,805.7	28,122.9

Reserve for Credit Losses Assigned to Loans and Leases	(324.7)	(309.2)	(307.8)
Buildings and Equipment	532.4	543.5	542.7
Client Security Settlement Receivables	704.2	794.8	787.1
Goodwill	399.7	401.6	401.4
Other Assets	4,459.1	3,651.7	3,878.1

Total Assets	$80,723.4	$82,141.5	$77,901.5

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$6,676.9	$9,177.5	$7,623.1
Savings and Money Market	12,865.3	15,044.0	12,882.7
Savings Certificates and Other Time	3,505.1	4,001.2	4,030.0
Non U.S. Offices – Noninterest-Bearing	3,482.0	2,305.8	2,516.2
– Interest-Bearing	31,916.5	27,752.8	28,272.1

Total Deposits	58,445.8	58,281.3	55,324.1
Federal Funds Purchased	4,805.1	6,649.8	6,703.6
Securities Sold Under Agreements to Repurchase	705.4	1,037.5	717.1
Other Borrowings	2,174.1	2,078.3	914.3
Senior Notes	1,405.2	1,551.8	1,557.0
Long-Term Debt	2,765.3	2,837.8	2,907.6
Floating Rate Capital Debt	276.8	276.8	276.7
Other Liabilities	3,377.0	3,116.1	3,277.8

Total Liabilities	73,954.7	75,829.4	71,678.2

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding 242,193,970 shares at September 2010, 241,679,942 shares at December 2009, and 241,505,420 shares at September 2009	408.6	408.6	408.6
Additional Paid-In Capital	911.7	888.3	893.9
Retained Earnings	5,883.8	5,576.0	5,443.3
Accumulated Other Comprehensive Loss	(266.1)	(361.6)	(313.1)
Treasury Stock - (at cost, 2,977,554 shares at September 2010, 3,491,582 shares at December 2009, and 3,666,104 shares at September 2009)	(169.3)	(199.2)	(209.4)

Total Stockholders’ Equity	6,768.7	6,312.1	6,223.3

Total Liabilities and Stockholders’ Equity	$80,723.4	$82,141.5	$77,901.5

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$518.7	$523.1	$1,577.3	$1,535.2
Foreign Exchange Trading Income	88.9	92.9	284.0	358.3
Security Commissions and Trading Income	14.9	12.9	43.5	46.5
Treasury Management Fees	19.3	19.4	59.3	61.6
Other Operating Income	27.7	35.1	104.1	100.4
Changes in Other-Than-Temporary-Impairment (OTTI) Losses	7.3	(36.8)	6.6	(117.0)
Changes in OTTI Losses Recognized in Other Comprehensive Income	(21.3)	31.5	(20.7)	93.6
Other Security Gains (Losses), net	.5	1.3	.8	2.3

Total Investment Security Gains (Losses), net	(13.5)	(4.0)	(13.3)	(21.1)

Total Noninterest Income	656.0	679.4	2,054.9	2,080.9

Net Interest Income
Interest Income	330.2	333.2	962.4	1,081.7
Interest Expense	96.7	94.9	265.7	316.1

Net Interest Income	233.5	238.3	696.7	765.6
Provision for Credit Losses	30.0	60.0	120.0	175.0

Net Interest Income after Provision for Credit Losses	203.5	178.3	576.7	590.6

Noninterest Expenses
Compensation	273.3	283.6	826.2	830.0
Employee Benefits	60.0	59.6	181.9	187.1
Outside Services	110.7	108.7	330.9	306.5
Equipment and Software Expense	72.6	65.6	209.0	188.5
Occupancy Expense	42.6	45.3	127.2	127.5
Visa Indemnification Charges	–	(17.8)	(12.7)	(17.8)
Other Operating Expenses	62.9	54.2	193.7	73.6

Total Noninterest Expenses	622.1	599.2	1,856.2	1,695.4

Income before Income Taxes	237.4	258.5	775.4	976.1
Provision for Income Taxes	81.8	70.6	263.0	312.2

Net Income	$155.6	$187.9	$512.4	$663.9

Net Income Applicable to Common Stock	$155.6	$187.9	$512.4	$552.8

Per Common Share
Net Income – Basic	.64	$.77	$2.10	$2.35
– Diluted	.64	.77	2.10	2.34
Cash Dividends Declared	.28	.28	.84	.84

Average Number of Common Shares Outstanding – Basic	242,124,461	241,415,698	241,966,279	233,475,552
– Diluted	242,158,427	242,631,248	242,421,661	234,526,417

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
( In Millions)	2010	2009	2010	2009
Net Income	$155.6	$187.9	$512.4	$663.9
April 1 Adjustment for Cumulative Effect of Applying FSP FAS 115-2 and 124-2	—	—	—	(9.5)
Other Comprehensive Income (Loss) (net of tax and reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	14.1	40.9	34.5	167.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	31.8	(1.9)	42.2	15.9
Foreign Currency Translation Adjustments	.5	(2.1)	3.5	(.8)
Pension and Other Postretirement Benefit Adjustments	2.8	3.4	15.3	8.9

Other Comprehensive Income	49.2	40.3	95.5	191.3

Comprehensive Income	$204.8	$228.2	$607.9	$845.7

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30
(In Millions)	2010	2009
Preferred Stock
Balance at January 1	$—	$1,501.3
Redemption of Preferred Stock, Series B	—	(1,576.0)
Discount Accretion – Preferred Stock	—	74.7

Balance at September 30	—	—

Common Stock
Balance at January 1	408.6	379.8
Common Stock Issuance	—	28.8

Balance at September 30	408.6	408.6

Additional Paid-in Capital
Balance at January 1	888.3	178.5
Common Stock Issuance	—	805.3
Repurchase of Warrant to Purchase Common Stock	—	(87.0)
Treasury Stock Transactions – Stock Options and Awards	(19.4)	(31.2)
Stock Options and Awards – Amortization	41.7	24.4
Stock Options and Awards – Tax Benefits	1.1	3.9

Balance at September 30	911.7	893.9

Retained Earnings
Balance at January 1	5,576.0	5,091.2
April 1 Cumulative Effect of Applying FSP FAS 115-2 (ASC 320-10)	—	9.5
Net Income	512.4	663.9
Dividends Declared – Common Stock	(204.6)	(200.0)
Dividends Declared – Preferred Stock	—	(46.6)
Discount Accretion – Preferred Stock	—	(74.7)

Balance at September 30	5,883.8	5,443.3

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(361.6)	(494.9)
April 1 Cumulative Effect of Applying FSP FAS 115-2 (ASC 320-10)	—	(9.5)
Other Comprehensive Income	95.5	191.3

Balance at September 30	(266.1)	(313.1)

Treasury Stock
Balance at January 1	(199.2)	(266.5)
Stock Options and Awards	35.7	68.9
Stock Purchased	(5.8)	(11.8)

Balance at September 30	(169.3)	(209.4)

Total Stockholders’ Equity at September 30	$6,768.7	$6,223.3

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Nine Months Ended September 30
(In Millions)	2010	2009
Cash Flows from Operating Activities:
Net Income	$512.4	$663.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	120.0	175.0
Client Support-Related Charges	—	(121.3)
Capital Support Agreement Payments	—	(66.7)
Depreciation on Buildings and Equipment	70.3	70.4
Amortization of Computer Software	101.2	94.7
Investment Security Losses, net	13.3	21.1
Amortization of Intangibles	11.0	12.0
(Increase) Decrease in Receivables	(115.8)	63.7
Decrease in Interest Payable	(6.0)	(22.4)
Amortization and Accretion of Securities and Unearned Income	(40.9)	(37.7)
Excess Tax Benefits from Stock Incentive Plans	(1.1)	(3.9)
Qualified Pension Plan Contribution	(20.0)	—
Net Increase in Trading Account Securities	(1.0)	(7.7)
Visa Indemnification Charges	(12.7)	(17.8)
Other Operating Activities, net	288.7	(130.8)

Net Cash Provided by Operating Activities	919.4	692.5

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(178.7)	115.2
Net (Increase) Decrease in Time Deposits with Banks	(3,195.3)	2,565.2
Net (Increase) Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	8,633.0	(520.9)
Purchases of Securities – Held to Maturity	(382.4)	(164.2)
Proceeds from Maturity and Redemption of Securities-Held to Maturity	377.2	150.9
Purchases of Securities – Available for Sale	(11,429.2)	(12,239.4)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	8,774.0	10,695.3
Net (Increase) Decrease in Loans and Leases	(166.6)	2,507.2
Purchases of Buildings and Equipment, net	(58.6)	(106.6)
Purchases and Development of Computer Software	(152.7)	(137.0)
Net (Increase) Decrease in Client Security Settlement Receivables	90.5	(77.8)
Other Investing Activities, net	(6.8)	232.9

Net Cash Provided by Investing Activities	2,304.4	3,020.8

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	164.6	(7,082.3)
Net Increase (Decrease) in Federal Funds Purchased	(1,844.6)	4,920.1
Net Decrease in Securities Sold under Agreements to Repurchase	(332.1)	(812.0)
Net Increase (Decrease) in Short-Term Other Borrowings	(503.9)	42.0
Proceeds from Term Federal Funds Purchased	17,208.3	11,921.5
Repayments of Term Federal Funds Purchased	(16,581.3)	(11,785.5)
Proceeds from Senior Notes & Long-Term Debt	642.7	500.0
Repayments of Senior Notes & Long-Term Debt	(917.6)	(371.8)
Treasury Stock Purchased	(6.0)	(8.6)
Net Proceeds from Stock Options	57.1	34.6
Excess Tax Benefits from Stock Incentive Plans	1.1	3.9
Cash Dividends Paid on Common Stock	(204.6)	(192.7)
Proceeds from Common Stock Issuance	—	834.1
Cash Dividends Paid on Preferred Stock	—	(46.6)
Redemption from Preferred Stock – Series B	—	(1,576.0)
Repurchase of Warrant to Purchase Common Stock	—	(87.0)
Other Financing Activities, net	—	146.9

Net Cash Used in Financing Activities	(2,316.3)	(3,559.4)

Effect of Foreign Currency Exchange Rates on Cash	90.2	83.8

Increase in Cash and Due from Banks	997.7	237.7
Cash and Due from Banks at Beginning of Year	2,491.8	2,648.2

Cash and Due from Banks at End of Period	$3,489.5	$2,885.9

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$271.7	$338.5
Income Taxes Paid	136.7	301.1

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2010 and 2009, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2009 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – There are no accounting pronouncements that were issued during the quarter ended September 30, 2010 but not yet adopted that are expected to impact Northern Trust’s consolidated financial position or results of operations.

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

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting*	Assets/Liabilities Fair Value
September 30, 2010
Securities
Available for Sale
U.S. Government	$148.8	$—	$—	$—	$148.8
Obligations of States and Political Subdivisions	—	38.1	—	—	38.1
Government Sponsored Agency	—	12,293.5	—	—	12,293.5
Corporate Debt	—	2,971.8	—	—	2,971.8
Non-U.S. Government	—	370.1	—	—	370.1
Residential Mortgage-Backed	—	271.1	—	—	271.1
Other Asset-Backed	—	1,667.9	—	—	1,667.9
Certificates of Deposit	—	1,020.7	—	—	1,020.7
Auction Rate	—	—	380.0	—	380.0
Other	–—	378.3	—	—	378.3

Total	148.8	19,011.5	380.0	—	19,540.3

Trading Account	—	10.9	—	—	10.9

Total	148.8	19,022.4	380.0	—	19,551.2

Other Assets
Derivatives
Foreign Exchange Contracts	—	5,555.8	—	—	5,555.8
Interest Rate Swap Contracts	—	357.2	—	—	357.2
Interest Rate Option Contracts	—	—	—	—	—
Credit Default Swap Contracts	—	—	—	—	—

Total	—	5,913.0	—	(4,271.8)	1,641.2

All Other	71.7	35.4	—	—	107.1

Total	71.7	5,948.4	—	(4,271.8)	1,748.3

Total Assets at Fair Value	$220.5	$24,970.8	$380.0	$(4,271.8)	$21,299.5

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$5,563.2	$—	$—	$5,563.2
Interest Rate Swap Contracts	—	208.1	—	—	208.1
Interest Rate Option Contracts	—	—	—	—	—
Credit Default Swap Contracts	—	2.7	—	—	2.7

Total	—	5,774.0	—	(3,748.3)	2,025.7

All Other	—	—	81.0	—	81.0

Total Liabilities at Fair Value	$—	$5,774.0	$81.0	$(3,748.3)	$2,106.7

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of September 30, 2010, derivative assets and liabilities shown above also include reductions of $2,234.0 million and $1,710.5 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting*	Assets/Liabilities Fair Value
December 31, 2009
Securities
Available for Sale
U.S. Government	$74.0	$—	$—	$—	$74.0
Obligations of States and Political Subdivisions	—	47.0	—	—	47.0
Government Sponsored Agency	—	12,325.4	—	—	12,325.4
Corporate Debt	—	2,822.1	—	—	2,822.1
Non-U.S. Government	—	80.6	—	—	80.6
Residential Mortgage-Backed	—	314.0	—	—	314.0
Other Asset-Backed	—	1,181.3	—	—	1,181.3
Auction Rate	—	—	427.7	—	427.7
Other	—	190.0	—	—	190.0

Total	74.0	16,960.4	427.7	—	17,462.1

Trading Account	—	9.9	—	—	9.9

Total	74.0	16,970.3	427.7	—	17,472.0

Other Assets
Derivatives
Foreign Exchange Contracts	—	2,078.3	—	—	2,078.3
Interest Rate Swap Contracts	—	213.7	—	—	213.7
Interest Rate Option Contracts	—	.4	—	—	.4

Total	—	2,292.4	—	(1,156.0)	1,136.4

All Other	59.9	35.1	—	—	95.0

Total	59.9	2,327.5	—	(1,156.0)	1,231.4

Total Assets at Fair Value	$133.9	$19,297.8	$427.7	$(1,156.0)	$18,703.4

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$2,059.5	$—	$—	$2,059.5
Interest Rate Swap Contracts	—	117.3	—	—	117.3
Interest Rate Option Contracts	—	.4	—	—	.4
Credit Default Swap Contracts	—	2.2	—	—	2.2

Total	—	2,179.4	—	(1,133.1)	1,046.3

All Other	3.9	—	94.4	—	98.3

Total Liabilities at Fair Value	$3.9	$2,179.4	$94.4	$(1,133.1)	$1,144.6

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2009, derivative assets and liabilities shown above also include reductions of $216.2 million and $193.3 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 assets for the three and nine months ended September 30, 2010 and 2009.

(In Millions)	Securities Available for Sale (1)
	2010	2009
Three Months Ended September 30
Fair Value at July 1	$384.9	$474.5
Total Realized and Unrealized:
Losses (Gains) Included in Earnings	(.3)	(.6)
Gains (Losses) Included in Other Comprehensive Income	(1.5)	.8
Purchases, Sales, Issuances, and Settlements, net	(3.1)	(24.1)

Fair Value at September 30	$380.0	$450.6

Nine Months Ended September 30
Fair Value at January 1	$427.7	$453.1
Total Realized and Unrealized:
Losses (Gains) Included in Earnings	(2.9)	(3.3)
Gains (Losses) Included in Other Comprehensive Income	(7.4)	36.1
Purchases, Sales, Issuances, and Settlements, net	(37.4)	(35.3)

Fair Value at September 30	$380.0	$450.6

(1)	Balance represents the fair value of auction rate securities.

Northern Trust purchased certain illiquid auction rate securities from clients in 2008 which were recorded at their purchase date fair market values and designated as available for sale securities. Subsequent to their purchase, the securities are reported at fair value and unrealized gains and losses are credited or charged, net of the tax effect, to accumulated other comprehensive income (AOCI). As of September 30, 2010, the net unrealized gain related to these securities was $10.6 million; at December 31, 2009, the net unrealized gain was $18.0 million. Amounts included in earnings represent realized gains from redemptions by issuers and are included in interest income within the consolidated statement of income.

The following presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2010 and 2009.

	Other Liabilities
(In Millions)	Derivatives (1)		All Other (2)
	2010	2009	2010	2009
Three Months Ended September 30
Fair Value at July 1	$—	$125.6	$81.0	$113.0
Total Realized and Unrealized (Gains) Losses:
Included in Earnings	—	.5	(1.7)	(19.5)
Included in Other Comprehensive Income	—	—	—	—
Purchases, Sales, Issuances, and Settlements, net	—	—	1.7	1.8

Fair Value at September 30	$—	$126.1	$81.0	$95.3

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at September 30	—	.5	—	—

(1)	Balance represents the fair value of Capital Support Agreements.
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

Notes to Consolidated Financial Statements (continued)

	Other Liabilities
(In Millions)	Derivatives (1)		All Other (2)
	2010	2009	2010	2009
Nine Months Ended September 30
Fair Value at January 1	$—	$314.1	$94.4	$104.2
Total Realized and Unrealized (Gains) Losses:
Included in Earnings	—	(121.3)	(2.4)	(23.3)
Included in Other Comprehensive Income	—	—	—	—
Purchases, Sales, Issuances, and Settlements, net	—	(66.7)	(11.0)	14.4

Fair Value at September 30	$—	$126.1	$81.0	$95.3

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at September 30	—	(29.4)	—	—

(1)	Balance represents the fair value of Capital Support Agreements.
(2)	Balance represents standby letters of credit and the net estimated liability for Visa related indemnifications.

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

The following provides information regarding those assets measured at fair value on a nonrecurring basis at September 30, 2010 and 2009, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2010
Loans (1)	$—	$—	$74.6	$74.6
Other Real Estate Owned (2)	—	—	7.4	7.4

Total Assets at Fair Value	$—	$—	$82.0	$82.0

September 30, 2009
Loans (1)	$—	$—	$74.2	$74.2
Other Real Estate Owned (2)	—	—	.5	.5

Total Assets at Fair Value	$—	$—	$74.7	$74.7

(1)	Northern Trust provided an additional $1.7 million and $8.9 million of specific reserves to reduce the fair value of these loans during the three months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, these loans were reduced by $16.1 million and $30.3 million, respectively.
(2)	Northern Trust charged $2.6 million and $.1 million through other operating expenses during the three months ended September 30, 2010 and 2009, respectively, to reduce the fair values of Other Real Estate Owned (OREO) properties. During the nine months ended September 30, 2010 and 2009, the fair values of OREO properties were reduced by $3.8 million and $.3 million, respectively, through charges to other operating expenses.

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

Notes to Consolidated Financial Statements (continued)

The following table summarizes the book and fair values of financial instruments.

	September 30, 2010		December 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$3,489.5	$3,489.5	$2,491.8	$2,491.8
Money Market Assets	22,869.3	22,869.3	28,128.2	28,128.2
Securities:
Available for Sale	19,540.3	19,540.3	17,462.1	17,462.1
Held to Maturity	1,176.4	1,210.4	1,161.4	1,185.7
Trading Account	10.9	10.9	9.9	9.9
Loans (excluding Leases)
Held for Investment	26,501.3	26,782.3	26,497.0	26,539.1
Held for Sale	3.1	3.1	4.2	4.2
Client Security Settlement Receivables	704.2	704.2	794.8	794.8
Liabilities
Deposits:
Demand, Noninterest-Bearing, and Savings and Money Market	23,024.2	23,024.2	26,527.3	26,527.3
Savings Certificates, Other Time and Non U. S. Offices Time	35,421.6	35,497.7	31,754.0	31,783.6
Federal Funds Purchased	4,805.1	4,805.1	6,649.8	6,649.8
Securities Sold under Agreements to Repurchase	705.4	705.4	1,037.5	1,037.5
Other Borrowings	2,174.1	2,174.1	2,078.3	2,078.3
Senior Notes	1,405.2	1,480.9	1,551.8	1,611.3
Long Term Debt (excluding Leases):
Subordinated Debt	1,183.9	1,219.4	1,132.5	1,150.6
Federal Home Loan Bank Borrowings	1,532.5	1,633.3	1,697.5	1,792.6
Floating Rate Capital Debt	276.8	225.3	276.8	159.4
Financial Guarantees	81.0	81.0	94.4	94.4
Loan Commitments	31.5	31.5	28.4	28.4

Notes to Consolidated Financial Statements (continued)

	September 30, 2010		December 31, 2009
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Derivative Instruments
Asset/Liability Management:
Foreign Exchange Contracts
Assets	40.9	40.9	46.1	46.1
Liabilities	51.7	51.7	51.0	51.0
Interest Rate Swap Contracts
Assets	165.8	165.8	98.8	98.8
Liabilities	19.2	19.2	4.2	4.2
Credit Default Swaps
Assets	—	—	—	—
Liabilities	2.7	2.7	2.2	2.2
Client-Related and Trading:
Foreign Exchange Contracts
Assets	5,514.9	5,514.9	2,032.2	2,032.2
Liabilities	5,511.5	5,511.5	2,008.5	2,008.5
Interest Rate Swap Contracts
Assets	191.4	191.4	114.9	114.9
Liabilities	188.9	188.9	113.1	113.1
Interest Rate Option Contracts
Assets	—	—	.4	.4
Liabilities	—	—	.4	.4

4. Securities – The following tables provide the amortized cost and fair values of securities at September 30, 2010 and December 31, 2009.

Securities Available for Sale	September 30, 2010
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$148.8	$—	$—	$148.8
Obligations of States and Political Subdivisions	36.5	1.6	—	38.1
Government Sponsored Agency	12,243.1	58.2	7.8	12,293.5
Corporate Debt	2,961.8	11.2	1.2	2,971.8
Non-U.S. Government Debt	370.1	—	—	370.1
Residential Mortgage-Backed	340.1	.1	69.1	271.1
Other Asset-Backed	1,667.8	2.3	2.2	1,667.9
Certificates of Deposit	1,020.7	—	—	1,020.7
Auction Rate	369.4	14.1	3.5	380.0
Other	372.3	6.0	—	378.3

Total	$19,530.6	$93.5	$83.8	$19,540.3

Securities Held to Maturity	September 30, 2010
	Book	Gross Unrealized		Fair
(In Millions)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$654.5	$39.2	$.2	$693.5
Government Sponsored Agency	160.6	5.9	—	166.5
Other	361.3	—	10.9	350.4

Total	$1,176.4	$45.1	$11.1	$1,210.4

Notes to Consolidated Financial Statements (continued)

Securities Available for Sale	December 31, 2009
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$74.0	$—	$—	$74.0
Obligations of States and Political Subdivisions	45.6	1.4	—	47.0
Government Sponsored Agency	12,278.9	58.9	12.4	12,325.4
Corporate Debt	2,820.2	7.7	5.8	2,822.1
Non-U.S. Government Debt	80.6	—	—	80.6
Residential Mortgage-Backed	439.7	—	125.7	314.0
Other Asset-Backed	1,183.8	.5	3.0	1,181.3
Auction Rate	409.7	18.2	.2	427.7
Other	190.0	—	—	190.0

Total	$17,522.5	$86.7	$147.1	$17,462.1

Securities Held to Maturity	December 31, 2009
	Book	Gross Unrealized		Fair
(In Millions)	Value	Gains	Losses	Value
Obligations of States and Political Subdivisions	$692.6	$34.5	$.6	$726.5
Government Sponsored Agency	114.6	2.4	.2	116.8
Other	354.2	—	11.8	342.4

Total	$1,161.4	$36.9	$12.6	$1,185.7

Federal Reserve and Federal Home Loan Bank Stock. Stock in Federal Reserve and Federal Home Loan Banks, included at cost within other securities available for sale above, totaled $42.6 million and $143.3 million, respectively, as of September 30, 2010, and $42.6 million and $147.0 million, respectively, as of December 31, 2009.

The following table provides the remaining maturity of securities as of September 30, 2010.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,194.6	$8,181.9
Due After One Year Through Five Years	10,549.8	10,578.9
Due After Five Years Through Ten Years	422.8	420.6
Due After Ten Years	177.6	173.1
Other Securities Without Stated Maturities	185.8	185.8

Total	19,530.6	19,540.3

Held to Maturity
Due in One Year or Less	198.5	200.3
Due After One Year Through Five Years	501.9	518.5
Due After Five Years Through Ten Years	435.3	454.7
Due After Ten Years	40.7	36.9

Total	$1,176.4	$1,210.4

Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2010 and December 31, 2009.

Securities with Unrealized Losses as of September 30, 2010	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$.2	$—	$3.1	$.2	$3.3	$.2
Government Sponsored Agency	1,319.7	5.7	344.2	2.1	1,663.9	7.8
Corporate Debt	847.1	.8	249.6	.4	1,096.7	1.2
Residential Mortgage-Backed	—	—	264.8	69.1	264.8	69.1
Other Asset-Backed	340.2	2.1	19.0	.1	359.2	2.2
Auction Rate	85.4	3.5	.7	—	86.1	3.5
Other	20.2	4.2	34.3	6.7	54.5	10.9

Total	$2,612.8	$16.3	$915.7	$78.6	$3,528.5	$94.9

Securities with Unrealized Losses as of December 31, 2009	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$7.7	$.2	$2.6	$.4	$10.3	$.6
Government Sponsored Agency	810.6	3.0	523.3	9.6	1,333.9	12.6
Corporate Debt	1,220.7	5.8	—	—	1,220.7	5.8
Residential Mortgage-Backed	.5	1.5	313.5	124.2	314.0	125.7
Other Asset-Backed	222.1	.5	570.1	2.5	792.2	3.0
Auction Rate	7.0	.2	—	—	7.0	.2
Other	4.1	2.7	34.0	9.1	38.1	11.8

Total	$2,272.7	$13.9	$1,443.5	$145.8	$3,716.2	$159.7

As of September 30, 2010, 252 securities with a combined fair value of $3.5 billion were in an unrealized loss position, with their unrealized losses totaling $94.9 million. The majority of the unrealized losses reflect the impact of credit and liquidity spreads on the valuations of 29 residential mortgage-backed securities with unrealized losses totaling $69.1 million, all of which have been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at September 30, 2010 represented 74% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $267.5 million and $201.9 million, respectively. Securities classified as “other asset-backed” at September 30, 2010 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $7.8 million related to government sponsored agency securities are primarily attributable to widened credit spreads since their purchase. The majority of the $10.9 million of unrealized losses in securities classified as “other” at September 30, 2010 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of

Notes to Consolidated Financial Statements (continued)

supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. The remaining unrealized losses on Northern Trust’s securities portfolio as of September 30, 2010 are attributable to changes in overall market interest rates, increased credit spreads, and reduced market liquidity.

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

The factors used in developing the expected loss on mortgage-backed securities vary by year of origination and type of collateral. As of September 30, 2010, the expected loss on subprime and Alt-A portfolios was developed using default roll rates ranging from 2% to 25% for underlying assets that are current and ranging from 30% to 100% for underlying assets that are 30 days or more past due as to principal and interest payments or in foreclosure. Severities of loss ranging from 45% to 85% were assumed for underlying assets that may ultimately end up in default.

Notes to Consolidated Financial Statements (continued)

Credit Losses on Debt Securities. The table below provides information regarding cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

(In Millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Cumulative Credit-Related Losses on Securities – Beginning of Period	$73.1	$73.0
Plus: Losses on Newly Identified Impairments	.1	.1
Additional Losses on Previously Identified Impairments	13.9	14.0

Cumulative Credit-Related Losses on Securities – End of Period	$87.1	$87.1

5. Loans and Leases – Amounts outstanding in selected loan categories are shown below.

(In Millions)	September 30, 2010	December 31, 2009	September 30, 2009
U.S.
Residential Real Estate	$10,846.4	$10,807.7	$10,818.2
Commercial	6,098.3	6,312.1	6,807.5
Commercial Real Estate	3,217.4	3,213.2	3,126.9
Personal	5,050.6	4,965.8	4,738.8
Other	751.3	774.0	811.9
Lease Financing, net	1,038.3	1,004.4	1,015.2

Total U.S.	27,002.3	27,077.2	27,318.5
Non-U.S.	864.0	728.5	804.4

Total Loans and Leases	27,866.3	27,805.7	28,122.9
Reserve for Credit Losses Assigned to Loans and Leases	(324.7)	(309.2)	(307.8)

Net Loans and Leases	$27,541.6	$27,496.5	$27,815.1

Other U.S. loans and non-U.S. loans included $1.0 billion of short duration advances at September 30, 2010, December 31, 2009, and September 30, 2009, primarily related to the processing of custodied client investments.

The following table shows outstanding amounts of nonperforming and impaired loans as of September 30, 2010, December 31, 2009, and September 30, 2009.

(In Millions)	September 30, 2010	December 31, 2009	September 30, 2009
Nonperforming Loans*	$327.3	$278.5	$292.3
Nonperforming Loans Classified as Impaired:
Impaired Loans with Reserves	135.3	94.5	112.7
Impaired Loans without Reserves**	138.7	133.6	135.5
Total Impaired Loans***	$274.0	$228.1	$248.2
Reserves for Impaired Loans	48.1	43.8	45.7
Average Balance of Impaired Loans During the Period	257.6	193.8	198.8

*	Nonperforming loans as of September 30, 2010, December 31, 2009, and September 30, 2009 included $53.3 million, $50.4 million, and $44.1 million, respectively, of smaller balance (individually less than $250,000) homogeneous loans collectively evaluated for impairment and excluded from impaired loans in accordance with applicable accounting standards.
**	When an impaired loan’s discounted cash flows, collateral value, or market price equals or exceeds its carrying value (net of charge-offs), a reserve is not required.
***	Impaired loans as of September 30, 2010 and December 31, 2009 included $30.1 million and $24.3 million, respectively, of nonperforming loans which were deemed to be troubled debt restructurings.

Notes to Consolidated Financial Statements (continued)

At September 30, 2010, residential real estate loans totaling $3.1 million were held for sale and carried at the lower of cost or market. Loan commitments for residential real estate loans that will be held for sale when funded are carried at fair value and had a total notional amount of $30.2 million at September 30, 2010. All other loan commitments are carried at the amount of unamortized fees with a reserve for credit loss liability recognized for estimated probable losses. At September 30, 2010, legally binding commitments to extend credit totaled $26.3 billion compared with $25.7 billion at December 31, 2009, and $25.7 billion at September 30, 2009.

6. Reserve for Credit Losses – Changes in the reserve for credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2010	2009	2010	2009
Balance at Beginning of Period	$361.6	$319.1	$340.6	$251.1
Charge-Offs	(31.8)	(46.9)	(104.8)	(97.3)
Recoveries	1.5	.8	5.6	3.8

Net Charge-Offs	(30.3)	(46.1)	(99.2)	(93.5)
Provision for Credit Losses	30.0	60.0	120.0	175.0
Effect of Foreign Exchange Rates	.1	—	—	.4

Balance at End of Period	$361.4	$333.0	$361.4	$333.0

Reserve for Credit Losses Assigned to:
Loans and Leases	324.7	307.8	324.7	307.8
Unfunded Commitments and Standby Letters of Credit	36.7	25.2	36.7	25.2

Total Reserve for Credit Losses	$361.4	$333.0	$361.4	$333.0

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

7. Pledged Assets – Securities and loans pledged to secure public and trust deposits, repurchase agreements, and for other purposes as required or permitted by law were $23.8 billion on September 30, 2010, $24.1 billion on December 31, 2009, and $23.5 billion on September 30, 2009. Included in the September 30, 2010 pledged assets were securities available for sale of $791.2 million that were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Notes to Consolidated Financial Statements (continued)

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2010, December 31, 2009, and September 30, 2009 was $414.6 million, $227.9 million, and $24.2 million, respectively. There was no repledged collateral at September 30, 2010, December 31, 2009, or September 30, 2009.

8. Goodwill and Other Intangibles – The following table shows the carrying amounts of goodwill by business unit, which include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill, at September 30, 2010, December 31, 2009, and September 30, 2009.

(In Millions)	September 30, 2010	December 31, 2009	September 30, 2009
Corporate and Institutional Services	$332.8	$334.7	$334.5
Personal Financial Services	66.9	66.9	66.9

Total Goodwill	$399.7	$401.6	$401.4

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at September 30, 2010, December 31, 2009, and September 30, 2009, which include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets, were as follows:

(In Millions)	September 30, 2010	December 31, 2009	September 30, 2009
Gross Carrying Amount	$156.3	$157.0	$156.9
Accumulated Amortization	107.2	96.3	92.2

Net Book Value	$49.1	$60.7	$64.7

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $3.4 million and $4.1 million for the quarters ended September 30, 2010 and 2009, respectively, and $11.0 million and $12.0 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization for the remainder of 2010 and for the years 2011, 2012, 2013, and 2014 is estimated to be $3.6 million, $10.9 million, $10.7 million, $10.4 million and $10.3 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contribution of Northern Trust’s business units for the three and nine month periods ended September 30, 2010 and 2009.

Three Months Ended September 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$293.2	$310.2	$225.5	$212.9	$—	$—	$518.7	$523.1
Other	114.9	123.0	33.3	33.7	(10.9)	(.4)	137.3	156.3
Net Interest Income (FTE)*	67.2	88.2	151.0	133.0	24.8	27.0	243.0	248.2

Revenues*	475.3	521.4	409.8	379.6	13.9	26.6	899.0	927.6
Provision for Credit Losses	(2.8)	24.5	32.8	34.9	—	.6	30.0	60.0
Noninterest Expenses	330.6	323.7	274.6	261.7	16.9	13.8	622.1	599.2

Income (Loss) before Income Taxes*	147.5	173.2	102.4	83.0	(3.0)	12.2	246.9	268.4
Provision for Income Taxes*	51.9	55.6	39.0	31.4	.4	(6.5)	91.3	80.5

Net Income (Loss)	$95.6	$117.6	$63.4	$51.6	$(3.4)	$18.7	$155.6	$187.9

Percentage of Consolidated Net Income	61%	63%	41%	27%	(2)%	10%	100%	100%

Average Assets	$38,701.2	$35,320.5	$23,495.9	$24,645.7	$12,509.6	$11,241.1	$74,706.7	$71,207.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.5 million for 2010 and $9.9 million for 2009.

Nine Months Ended September 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$906.5	$908.1	$670.8	$627.1	$—	$—	$1,577.3	$1,535.2
Other	384.9	452.9	100.0	102.7	(7.3)	(9.9)	477.6	545.7
Net Interest Income (FTE)*	207.9	343.5	439.3	395.5	78.3	57.0	725.5	796.0

Revenues*	1,499.3	1,704.5	1,210.1	1,125.3	71.0	47.1	2,780.4	2,876.9
Provision for Credit Losses	(11.3)	44.1	131.3	130.3	—	.6	120.0	175.0
Noninterest Expenses	977.9	865.6	814.1	778.2	64.2	51.6	1,856.2	1,695.4

Income (Loss) before Income Taxes*	532.7	794.8	264.7	216.8	6.8	(5.1)	804.2	1,006.5
Provision for Income Taxes*	187.7	277.9	100.5	82.4	3.6	(17.7)	291.8	342.6

Net Income (Loss)	$345.0	$516.9	$164.2	$134.4	$3.2	$12.6	$512.4	$663.9

Percentage of Consolidated Net Income	67%	78%	32%	20%	1%	2%	100%	100%

Average Assets	$37,775.9	$38,792.6	$23,527.4	$24,532.8	$13,322.8	$10,772.0	$74,626.1	$74,097.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $28.8 million for 2010 and $30.4 million for 2009.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2010 and 2009, and changes during the three and nine month periods then ended.

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)

Three Months Ended September 30, 2010
Noncredit-Related Unrealized Losses on Securities OTTI	$(35.1)	$18.7	$(6.9)	$(23.3)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	13.8	(9.9)	3.6	7.5
Less: Reclassification Adjustments	—	(13.5)	4.9	(8.6)

Net Unrealized Gains (Losses) on Securities Available for Sale	(21.3)	22.3	(8.2)	(7.2)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(15.8)	43.2	(15.9)	11.5
Less: Reclassification Adjustments	—	(7.1)	2.6	(4.5)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(15.8)	50.3	(18.5)	16.0
Foreign Currency Translation Adjustments	14.3	(44.2)	44.7	14.8
Pension and Other Postretirement Benefit Adjustments	(292.5)	—	—	(292.5)
Less: Reclassification Adjustments	—	(6.1)	3.3	(2.8)

Total Pension and Other Postretirement Benefit Adjustments	(292.5)	6.1	(3.3)	(289.7)

Accumulated Other Comprehensive Income (Loss)	$(315.3)	$34.5	$14.7	$(266.1)

Three Months Ended September 30, 2009
Unrealized Gains (Losses) on Securities Available for Sale, net	$(96.0)	$60.5	$(22.2)	$(57.7)
Less: Reclassification Adjustments	—	(4.1)	1.5	(2.6)

Net Unrealized Gains (Losses) on Securities Available for Sale	(96.0)	64.6	(23.7)	(55.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.9)	1.1	(.4)	(2.2)
Less: Reclassification Adjustments	—	4.2	(1.6)	2.6

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(2.9)	(3.1)	1.2	(4.8)
Foreign Currency Translation Adjustments	14.1	(3.7)	1.6	12.0
Pension and Other Postretirement
Benefit Adjustments	(268.6)	—	—	(268.6)
Less: Reclassification Adjustments	—	(4.9)	1.5	(3.4)

Total Pension and Other Postretirement Benefit Adjustments	(268.6)	4.9	(1.5)	(265.2)

Accumulated Other Comprehensive Income (Loss)	$(353.4)	$62.7	$(22.4)	$(313.1)

Notes to Consolidated Financial Statements (continued)

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)

Nine Months Ended September 30, 2010
Noncredit-Related Unrealized Losses on Securities OTTI	$(42.0)	$29.6	$(10.9)	$(23.3)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	.3	11.9	(4.3)	7.9
Less: Reclassification Adjustments	—	(13.1)	4.9	(8.2)

Net Unrealized Gains (Losses) on Securities Available for Sale	(41.7)	54.6	(20.1)	(7.2)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	56.9	(21.0)	9.7
Less: Reclassification Adjustments	—	(9.9)	3.6	(6.3)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	66.8	(24.6)	16.0
Foreign Currency Translation Adjustments	11.3	19.5	(16.0)	14.8
Pension and Other Postretirement Benefit Adjustments	(305.0)	2.2	(.5)	(303.3)
Less: Reclassification Adjustments	—	(18.7)	5.1	(13.6)

Total Pension and Other Postretirement Benefit Adjustments	(305.0)	20.9	(5.6)	(289.7)

Accumulated Other Comprehensive Income (Loss)	$(361.6)	$161.8	$(66.3)	$(266.1)

Nine Months Ended September 30, 2009
Cummulative Effect of Applying FSP FAS 115-2	$—	$(15.0)	$5.5	$(9.5)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	(212.9)	243.4	(89.4)	(58.9)
Less: Reclassification Adjustments	—	(20.9)	7.6	(13.3)

Net Unrealized Gains (Losses) on Securities Available for Sale	(212.9)	249.3	(91.5)	(55.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	40.5	(14.9)	4.9
Less: Reclassification Adjustments	—	15.4	(5.7)	9.7

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(20.7)	25.1	(9.2)	(4.8)
Foreign Currency Translation Adjustments	12.8	(40.3)	39.5	12.0
Pension and Other Postretirement Benefit Adjustments	(274.1)	—	—	(274.1)
Less: Reclassification Adjustments	—	(14.7)	5.8	(8.9)

Total Pension and Other Postretirement Benefit Adjustments	(274.1)	14.7	(5.8)	(265.2)

Accumulated Other Comprehensive Income (Loss)	$(494.9)	$248.8	$(67.0)	$(313.1)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions Except Share Information)	2010	2009	2010	2009

Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	242,124,461	241,415,698	241,966,279	233,475,552
Net Income	$155.6	$187.9	$512.4	$663.9
Less: Dividends on Preferred Stock	—	—	—	111.1

Net Income Applicable to Common Stock	155.6	187.9	512.4	552.8
Less: Earnings Allocated to Participating Securities	1.3	1.2	4.2	4.0

Earnings Allocated to Common Shares Outstanding	$154.3	$186.7	$508.2	$548.8
Basic Net Income Per Common Share	.64	.77	2.10	2.35

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	242,124,461	241,415,698	241,966,279	233,475,552
Plus Stock Option Dilution	33,966	1,215,550	455,382	1,050,865

Average Common and Potential Common Shares	242,158,427	242,631,248	242,421,661	234,526,417

Earnings Allocated to Common and Potential Common Shares	$154.3	$186.7	$508.2	$548.8
Diluted Net Income Per Common Share	.64	.77	2.10	2.34

Note: Common stock equivalents totaling 6,860,298 and 7,958,582 for the three and nine months ended September 30, 2010, respectively, and 5,809,957 and 5,879,291 for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2010	2009	2010	2009
Interest Income
Loans and Leases	$231.9	$234.5	$687.0	$717.6
Securities – Taxable	47.7	48.1	142.5	157.7
– Non-Taxable	7.3	8.1	22.1	25.6
Time Deposits with Banks	40.2	40.7	100.8	173.2
Federal Reserve Deposits and Other	3.1	1.8	10.0	7.6

Total Interest Income	330.2	333.2	962.4	1,081.7

Interest Expense
Deposits	53.7	45.4	135.1	163.1
Federal Funds Purchased	1.0	1.5	3.9	3.9
Securities Sold Under Agreements to Repurchase	.2	.3	.7	1.0
Other Borrowings	1.4	1.0	4.0	3.1
Senior Notes	11.5	12.4	34.4	32.3
Long-Term Debt	28.1	33.5	85.8	109.2
Floating Rate Capital Debt	.8	.8	1.8	3.5

Total Interest Expense	96.7	94.9	265.7	316.1

Net Interest Income	$233.5	$238.3	$696.7	$765.6

Notes to Consolidated Financial Statements (continued)

13. Visa Membership – Northern Trust, in conjunction with other member banks of Visa U.S.A Inc. (Visa U.S.A.), is obligated to share in losses resulting from certain indemnified litigation involving Visa Inc. (Visa) and is also required to recognize the contingent obligation to indemnify Visa for potential losses arising from other indemnified litigation that has not yet settled at its estimated fair value in accordance with GAAP. Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $43.4 million at September 30, 2010, $56.1 million at December 31, 2009, and $56.1 million at September 30, 2009.

Visa has established an escrow account to fund the settlements of, or judgments in, the indemnified litigation. The funding by Visa of its escrow account has resulted in reductions of Northern Trust’s Visa related indemnification liability and of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. These shares are recorded at their original cost basis of zero and have restrictions as to their sale or transfer. On October 8, 2010, Visa deposited additional funds into its litigation escrow account. Accordingly, Northern Trust expects to record in the fourth quarter of 2010 its proportionate share of the deposit, $20.3 million, as a reduction to the Visa related indemnification liability and related charges. It is expected that required additional contributions to the litigation escrow account will result in additional adjustments to Northern Trust’s Visa related liability and to the future realization of the value of the outstanding Visa shares. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

14. Income Taxes – Income tax expense of $81.8 million was recorded in the current quarter and resulted in an effective tax rate of 34.5%. The prior year quarter provision for income taxes was $70.6 million, representing an effective tax rate of 27.3%.

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

Notes to Consolidated Financial Statements (continued)

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

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and nine months ended September 30, 2010 and 2009.

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2010	2009	2010	2009
Service Cost	$9.5	$8.3	$28.5	$24.9
Interest Cost	9.2	8.3	27.6	24.9
Expected Return on Plan Assets	(18.3)	(14.9)	(54.9)	(44.7)
Amortization:
Net Loss	5.0	3.0	15.0	9.0
Prior Service Cost	.4	.3	1.2	.9

Net Periodic Pension Expense	$5.8	$5.0	$17.4	$15.0

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2010	2009	2010	2009
Service Cost	$.2	$1.0	$1.8	$2.8
Interest Cost	1.9	1.7	5.2	5.0
Expected Return on Plan Assets	(2.3)	(2.1)	(6.2)	(6.0)
Net Loss Amortization	.1	.3	.5	.9
Gain on Curtailment of Non-U.S. Plan	—	—	(2.2)	—

Net Periodic Pension Expense	$(.1)	$.9	$(.9)	$2.7

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2010	2009	2010	2009
Service Cost	$.8	$.6	$2.4	$1.8
Interest Cost	1.2	1.0	3.6	3.0
Net Loss Amortization	1.5	1.0	4.5	3.0

Net Periodic Pension Expense	$3.5	$2.6	$10.5	$7.8

Notes to Consolidated Financial Statements (continued)

Net Periodic Pension Expense Other Postretirement Plan	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2010	2009	2010	2009
Service Cost	$.2	$.4	$.6	$1.2
Interest Cost	.7	.9	2.1	2.7
Amortization:
Transition Obligation	—	.2	—	.6
Net Loss	.5	.1	1.5	.3
Prior Service Credit	(1.3)	—	(3.9)	—

Net Periodic Pension Expense	$.1	$1.6	$.3	$4.8

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2010	2009	2010	2009
Stock Options	$5.3	$13.5	$22.6	$23.3
Stock and Stock Unit Awards	6.1	6.0	18.3	14.7
Performance Stock Units	—	(1.4)	—	(14.6)

Total Share-Based Compensation Expense	11.4	18.1	40.9	23.4

Tax Benefits Recognized	$4.2	$6.7	$15.0	$8.6

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

Notes to Consolidated Financial Statements (continued)

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.5 billion on September 30, 2010, $4.8 billion on December 31, 2009 and $4.9 billion on September 30, 2009. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $37.6 million at September 30, 2010, $38.3 million at December 31, 2009, and $39.2 million at September 30, 2009.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash, marketable securities, or irrevocable standby letters of credit. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $83.1 billion at September 30, 2010, $82.3 billion at December 31, 2009, and $81.8 billion at September 30, 2009. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at September 30, 2010, December 31, 2009, or September 30, 2009 related to these indemnifications.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $43.4 million at September 30, 2010, $56.1 million at December 31, 2009, and $56.1 million at September 30, 2009.

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

Notes to Consolidated Financial Statements (continued)

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

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or putative class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under ERISA. Based on our review of these matters, we believe we operated our securities lending program prudently and appropriately. The Corporation has also been cooperating fully with an SEC investigation related to our securities lending program.

Notes to Consolidated Financial Statements (continued)

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

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust currently uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-U.S. dollar denominated revenue and expenditure transactions, foreign currency denominated assets and liabilities, and net investments in non-U.S. affiliates.

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting in accordance with GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded on the consolidated balance sheet were each reduced by $2,037.8 million and $939.8 million as of September 30, 2010 and December 31, 2009, respectively, as a result of master netting agreements in place. Derivative assets and liabilities recorded at September 30, 2010 also reflect reductions of $2,234.0 million and $1,710.5 million,

Notes to Consolidated Financial Statements (continued)

respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $216.2 million and $193.3 million, respectively, at December 31, 2009. Additional cash collateral received from and deposited with derivative counterparties totaling $60.1 million and $.9 million, respectively, of as of September 30, 2010, and $10.8 million and $21.7 million, respectively, as of December 31, 2009, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $2,268.4 million and $505.6 million on September 30, 2010, and December 31, 2009, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $2,209.8 million and $168.7 million posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2010 and December 31, 2009 of $58.6 million and $336.9 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at September 30, 2010 and December 31, 2009, measured on a notional value basis, related to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business Northern Trust also engages in proprietary trading of currencies.

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

	September 30, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
(In Millions)	Value	Asset	Liability	Value	Asset	Liability
Foreign Exchange Contracts	$247,668.8	$5,514.9	$5,511.5	$173,159.1	$2,032.2	$2,008.5
Interest Rate Swap Contracts	4,471.1	191.4	188.9	4,195.2	114.9	113.1
Interest Rate Option Contracts	126.2	—	—	178.1	.4	.4
Futures Contracts	—	—	—	.2	—	—

Total	$252,266.1	$5,706.3	$5,700.4	$177,532.6	2,147.5	2,122.0

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2010 and 2009.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Foreign Exchange Contracts	Foreign Exchange Trading Income	$89.0	$284.0
Interest Rate Swap Contracts	Other Operating Income	3.0	5.7

Total		$92.0	$289.7

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign Exchange Contracts	Foreign Exchange Trading Income	$92.9	$358.3
Interest Rate Swap Contracts	Other Operating Income	—	4.1

Total		$92.9	$362.4

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

(In Millions)	Derivative Instrument	Risk	September 30, 2010			December 31, 2009
			Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$730.0	$.8	$18.8	$257.7	$.7	$4.2
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	165.0	.4	1,100.0	98.1	—

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	948.9	26.0	17.0	1,516.7	40.8	42.8

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,369.4	—	11.5	1,177.4	2.9	5.2

Total			$4,148.3	$191.8	$47.7	$4,051.8	$142.5	$52.2

In addition to the above, Sterling denominated debt, totaling $245.1 million and $413.2 million at September 30, 2010 and December 31, 2009, respectively, were designated as hedges of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following tables show the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and nine months ended September 30, 2010 and 2009.

(In Millions)	Derivative Instrument	Location of Derivative	Amount of Derivative Gain/(Loss) Recognized in Income
		Gain/(Loss) Recognized in Income	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(10.2)	$(21.8)

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	33.3	104.5

Total			$23.1	$82.7

Notes to Consolidated Financial Statements (continued)

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(1.9)	$(4.7)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	31.7	(19.8)

Total			$29.8	$(24.5)

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item. For the fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Changes recorded in the fair value of the hedged items for such “long-haul” hedges totaled $.2 million during the three and nine months ended September 30, 2010. There was $.1 million and no ineffectiveness recorded for available for sale investment securities, senior notes, or long-term subordinated debt during the three and nine months ended September 30, 2010 or 2009, respectively.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of available for sale securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust utilizes the dollar-offset method, a “long-haul” method of accounting under GAAP, in assessing whether these hedging relationships are highly effective at inception and on an ongoing basis. Any ineffectiveness is recognized currently in earnings. There was no ineffectiveness recorded for cash flow hedges during the three and nine months ended September 30, 2010 or 2009. As of September 30, 2010, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

Notes to Consolidated Financial Statements (continued)

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and nine months ended September 30, 2010 and 2009.

	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
(In Millions)	2010	2009	2010	2009
Three Months Ended September 30,
Net Gain/(Loss) Recognized in AOCI	$49.5	$(7.2)	$—	$—
Net Gain/(Loss) Reclassified from AOCI to Earnings:
Trust, Investment and Other Servicing Fees	.4	1.0	—	—
Other Operating Income	(.1)	.2	—	—
Interest Income	(.1)	3.1	—	—
Interest Expense	—	.2	—	—
Compensation	.1	(6.0)	—	—
Employee Benefits	.1	(1.8)	—	—
Equipment and Software Expense	—	(.1)	—	—
Occupancy Expense	.2	(1.0)	—	—
Other Operating Expense	(1.5)	.2	—	—

Total	$(.9)	$(4.2)	$—	$—

Nine Months Ended September 30,
Net Gain/(Loss) Recognized in AOCI	$63.2	$32.2	$—	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings:
Trust, Investment and Other Servicing Fees	10.2	18.4	—	—
Other Operating Income	.3	1.4	—	—
Interest Income	2.0	11.9	—	.2
Interest Expense	.1	(.1)	—	—
Compensation	(8.4)	(31.7)	—	—
Employee Benefits	(2.2)	(8.7)	—	—
Equipment and Software Expense	(.1)	(.5)	—	—
Occupancy Expense	(1.1)	(4.4)	—	—
Other Operating Expense	(4.5)	(1.7)	—	—

Total	$(3.7)	$(15.4)	$—	$.2

During the three and nine months ended September 30, 2010, $6.3 million of net foreign exchange contract losses were reclassified into earnings as a result of the discontinuance of cash flow hedges as it was no longer probable that the original forecasted transactions would occur. Included in the net foreign exchange contract losses of $4.2 million and $15.4 million reclassified from AOCI during the three and nine months ended September 30, 2009, respectively, were $.1 million of net foreign exchange contract losses relating to cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions that were discontinued as the original forecasted transactions were no longer probable of occurring. It is estimated that a net gain of $5.5 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Notes to Consolidated Financial Statements (continued)

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and nine months ended September 30, 2010 or 2009. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary. The following table provides net investment hedge gains and losses recognized in AOCI during the three and nine months ended September 30, 2010 and 2009.

	Amount of Hedging Instrument Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2010	2009	2010	2009
Foreign Exchange Contracts	$(109.1)	$(15.5)	$29.6	$(73.8)
Sterling Denominated Subordinated Debt	(6.9)	7.4	3.5	(23.0)
Sterling Denominated Senior Debt	(5.8)	5.0	10.5	(15.3)

Total	$(121.8)	$(3.1)	$43.6	$(112.1)

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

(In Millions)	Derivative Instrument	Risk Classification	September 30, 2010			December 31, 2009
			Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	$755.4	$14.6	$20.6	$—	$—	—

Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	144.5	—	$2.7	127.0	—	2.2

Commercial Loans	Foreign Exchange Contracts	Foreign Currency	82.9	.1	2.2	118.7	2.3	.7

Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	73.6	.2	.4	66.6	.1	2.3

Total			$1,056.4	$14.9	$25.9	$312.3	$2.4	5.2

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2010 and 2009.

(In Millions)	Location of Derivative Gains/(Loss) Recognized in Income	Recognized in Income
		Three Months Ended September 30, 2010	Nine Months September 30, 2010
Credit Default Swap Contracts	Other Operating Income	$(1.6)	$(1.3)
Foreign Exchange Contracts	Other Operating Income	(14.7)	(13.1)

Total		$(16.3)	$(14.4)

(In Millions)	Location of Derivative Gains/(Loss) Recognized in Income	Recognized in Income
		Three Months Ended September 30, 2009	Nine Months September 30, 2009
Credit Default Swap Contracts	Other Operating Income	$(1.2)	$(3.2)
Foreign Exchange Contracts	Other Operating Income	(8.1)	(11.5)

Total		$(9.3)	$(14.7)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income for the third quarter of 2010 totaled $155.6 million compared with $187.9 million in the third quarter of 2009. Net income per common share on a diluted basis was $.64 compared with net income per common share of $.77 in the prior year quarter.

Operating earnings for the prior year quarter, which exclude a $17.8 million pre-tax benefit ($11.2 million after tax, or $.05 per common share) from the reduction of an indemnification liability related to Visa, Inc. (Visa), were $176.7 million, or $.72 per common share. Operating earnings is a non-GAAP financial measure. A reconciliation of operating earnings to reported earnings prepared in accordance with U.S. generally accepted accounting principles (GAAP) is provided on page 58.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 9.23% versus 11.91% reported for the comparable quarter last year and an annualized return on average assets (ROA) of .83%, compared to 1.05% in the prior year quarter.

Consolidated revenues stated on a fully taxable equivalent (FTE) basis totaled $899.0 million, down $28.6 million, or 3%, from $927.6 million in the prior year’s third quarter. Trust, investment and other servicing fees totaled $518.7 million, down $4.4 million, or 1%, from $523.1 million in the prior year quarter. Foreign exchange trading income decreased $4.0 million, or 4%, to $88.9 million from $92.9 million in the prior year quarter. Net interest income on an FTE basis totaled $243.0 million, a decrease of 2% from the prior year quarter’s $248.2 million. Noninterest expenses totaled $622.1 million in the current quarter and $599.2 million in the prior year quarter, a current quarter increase of 4% or $22.9 million.

Noninterest Income

Noninterest income of $656.0 million for the quarter accounted for 73% of total taxable equivalent revenue. Trust, investment and other servicing fees were $518.7 million and represented 58% of total taxable equivalent revenue. The $4.4 million decrease in trust, investment and other servicing fees from the prior year quarter’s $523.1 million primarily reflects reduced securities lending revenue.

Noninterest Income (continued)

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended September 30
(In Millions)	2010	2009	Change
Trust, Investment and Other Servicing Fees	$518.7	$523.1	(1)%
Foreign Exchange Trading Income	88.9	92.9	(4)
Security Commissions and Trading Income	14.9	12.9	16
Treasury Management Fees	19.3	19.4	(1)
Other Operating Income	27.7	35.1	(21)
Investment Security Gains (Losses), net	(13.5)	(4.0)	N/M

Total Noninterest Income	$656.0	$679.4	(3)%

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Certain investment management fee arrangements also may provide for performance fees, based on client portfolio returns that exceed predetermined levels. Securities lending fees have been impacted by Northern Trust’s share of unrealized investment gains and losses in one investment fund that is used in our securities lending activities and is accounted for at fair value. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 4% and in total revenues of approximately 2%.

Assets Under Custody (In Billions)	September 30, 2010	June 30, 2010	September 30, 2009	Change 3Q 10/ 2Q 10	Change 3Q 10/ 3Q 09
Corporate and Institutional	$3,557.8	$3,224.3	$3,233.0	10%	10%
Personal	349.1	327.6	321.9	7	8

Total Assets Under Custody	$3,906.9	$3,551.9	$3,554.9	10%	10%

Assets Under Management (In Billions)	September 30, 2010	June 30, 2010	September 30, 2009	Change 3Q 10/ 2Q 09	Change 3Q 10/ 3Q 09
Corporate and Institutional	$508.6	$461.5	$469.0	10%	8%
Personal	148.6	141.5	141.5	5	5

Total Assets Under Management	$657.2	$603.0	$610.5	9%	8

C&IS assets under custody of $3.6 trillion at September 30, 2010 included $2.1 trillion of global custody assets, 13% higher than a year ago. C&IS assets under management totaled $508.6 billion, up 8% from a year ago, and included $111.7 billion of securities lending collateral, a 1% increase from the prior year quarter. The changes in assets under custody and under management are in comparison to the twelve month improvement in the S&P 500 index of 8% and the EAFE index (USD) of 1%.

Noninterest Income (continued)

Custodied and managed assets at the current and prior year quarter end were invested as follows:

	September 30, 2010			September 30, 2009
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	47%	43%	47%	47%	42%	47%
Fixed Income Securities	36	28	35	35	28	34
Cash and Other Assets	17	29	18	18	30	19

	September 30, 2010			September 30, 2009
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	46%	34%	44%	44%	34%	42%
Fixed Income Securities	16	35	20	14	32	18
Cash and Other Assets	38	31	36	42	34	40

Trust, investment and other servicing fees from Corporate & Institutional Services (C&IS) decreased $17.0 million, or 5%, from $310.2 million in the prior year quarter to $293.2 million in the current quarter, primarily reflecting the decline in securities lending revenue, partially offset by higher fund administration fees. Custody and fund administration fees, the largest component of C&IS fees, increased $8.8 million, or 6%, to $159.2 million, reflecting new business and improved markets. C&IS investment management fees for the third quarter of 2010 equaled $60.7 million, relatively unchanged from the prior year quarter’s $61.0 million. Custody and fund administration fees were increased and investment management fees were decreased by $4.3 million each in the current quarter as a result of a fee reclassification. Investment management fees benefited from the improved markets and new business, offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $2.5 million in the current quarter compared with $.8 million in the prior year quarter. Securities lending revenue totaled $56.4 million compared with $82.0 million in the third quarter of last year, a decrease of $25.6 million, or 31%. The current quarter includes the recovery of previously recorded unrealized asset valuation losses of approximately $39 million in a mark-to-market investment fund used in securities lending activities, as compared to recoveries of approximately $57 million in the prior year quarter. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in future periods. Excluding the current and prior year quarter impact of asset valuation recoveries, the decrease in securities lending revenue of approximately $8 million is attributable to lower spreads on the investment of cash collateral, while volumes improved from the prior year quarter’s levels.

Trust, investment and other servicing fees from Personal Financial Services (PFS) in the quarter totaled $225.5 million, increasing $12.6 million, or 6%, from $212.9 million in the prior year quarter. The increase in PFS fees was primarily the result of new business and improved markets, partially offset by waived fees in money market mutual funds which totaled $10.4 million in the current quarter, compared with $8.1 million in the prior year quarter, and are attributable to the continued low level of short-term interest rates.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended September 30
(In Millions)	2010	2009	Change
Loan Service Fees	$14.8	$15.2	(3)%
Banking Service Fees	14.4	13.7	5
Non-Trading Foreign Exchange Gains (Losses), net	(7.9)	(1.8)	N/M
Credit Default Swaps Gains (Losses), net	(1.2)	(1.2)	N/M
Other Income	7.6	9.2	(17)

Total Other Operating Income	$27.7	$35.1	(21)%

Other operating income equaled $27.7 million, down $7.4 million, or 21%, compared with $35.1 million in the same period last year. The current quarter decrease primarily reflects a $6.3 million loss, included within non-trading foreign exchange gains (losses), net, resulting from the discontinuance of certain cash flow hedges.

Net investment security losses totaled $13.5 million in the current quarter as compared to $4.0 million in the prior year quarter. The current and prior year quarters included pre-tax charges of $14.0 million and $5.3 million, respectively, for the credit-related other-than-temporary impairment of residential mortgage backed securities.

Net Interest Income

Net interest income for the quarter totaled $233.5 million, 2% lower than the $238.3 million reported in the third quarter of 2009. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income for the quarter, stated on an FTE basis, totaled $243.0 million, down 2% from $248.2 million reported in the prior year third quarter. The decrease reflects the continued impact of the current low interest rate environment. When adjusted to an FTE basis, yields on taxable, nontaxable and partially taxable assets are comparable, although the adjustment to an FTE basis has no impact on net income.

Average earning assets of $67.0 billion were 4% higher than a year ago, driven by a 16% growth in average securities balances to $20.3 billion and a 5% growth in average money market assets to $19.2 billion, partially offset by a decrease in average loans and leases of 3% to $27.4 billion. The securities portfolio growth primarily reflects an increase in the average balance of government sponsored agency securities and certificates of deposit. Within the loan and lease portfolio, residential real estate loans averaged $10.9 billion in the quarter, up 1% from the prior year’s third quarter, and represented 40% of the average loan and lease portfolio. Commercial loans averaged $6.0 billion, down 18% from $7.3 billion last year, while personal loans averaged $5.1 billion, up 9% from last year’s third quarter. The net interest margin, stated on an FTE basis, was 1.44%, compared with 1.54% in the prior year quarter, primarily reflecting the continued compression of spreads between interest rates on short-term investments and overnight funding sources and the diminished value of non-interest bearing funds in the current low interest rate environment.

Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $46.7 billion, up $5.4 billion, or 13%, from the prior year third quarter average of $41.3 billion. The increase was attributable to higher levels of average non-U.S. office global custody related deposit balances and average domestic savings deposits as compared to the prior year’s third quarter. Other interest-related funds averaged $9.7 billion in the quarter, a decrease of $1.5 billion, or 14%, as compared to $11.2 billion in the prior year quarter, primarily due to lower levels of short-term borrowings. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Net noninterest-related funds utilized to fund earning assets averaged $10.6 billion, a decrease of $1.0 billion, or 9%, compared with $11.6 billion in last year’s third quarter, the decrease resulting primarily from lower levels of U.S. office noninterest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $30.0 million in the third quarter compared with $60.0 million in the prior year quarter. The reserve for credit losses at September 30, 2010 was $361.4 million compared with $361.6 million at June 30, 2010 and $333.0 million at September 30, 2009. Net charge-offs totaled $30.3 million for the current quarter. Net charge-offs in the prior year quarter totaled $46.1 million. The provision and charge-off levels, though reduced from the prior year quarter’s level, continue to reflect the prolonged weakness in the broader economic environment. For additional discussion of the provision and reserve for credit losses, refer to the “Asset Quality” section below.

Noninterest Expenses

The components of noninterest expenses are provided below.

Noninterest Expenses	Three Months Ended September 30
(In Millions)	2010	2009	% Change
Compensation	$273.3	$283.6	(4)
Employee Benefits	60.0	59.6	1
Outside Services	110.7	108.7	2
Equipment and Software Expense	72.6	65.6	11
Occupancy Expense	42.6	45.3	(6)
Visa Indemnification Charges	—	(17.8)	N/M
Other Operating Expenses	62.9	54.2	16

Total Noninterest Expenses	$622.1	$599.2	4

Compensation and employee benefit expenses, the largest component of noninterest expenses, decreased $9.9 million, or 3%, to $333.3 million as compared to $343.2 million in the prior year quarter. The decrease was primarily attributable to lower share-based compensation. Staff on a full-time equivalent basis at September 30, 2010 totaled approximately 12,700, up 2% from a year ago.

Expenses associated with outside services totaled $110.7 million, up $2.0 million, or 2%, from $108.7 million last year due to higher expenses associated with investment manager sub-advisory fees and technical services.

Noninterest Expenses (continued)

Equipment and software expense, comprised of depreciation and amortization; rental; and maintenance costs, totaled $72.6 million, up 11% from $65.6 million in the prior year quarter due to higher levels of depreciation expense from additional investments in capital assets.

Other Operating Expenses

The components of other operating expenses are provided below.

Other Operating Expenses	Three Months Ended September 30
(In Millions)	2010	2009	% Change
Business Promotion	$15.0	$13.5	11
FDIC Insurance Premiums	5.7	8.0	(29)
Other Intangible Amortization	3.5	4.1	(15)
Client Support Related Charges	—	.5	N/M
Other Expenses	38.7	28.1	38

Total Other Operating Expenses	$62.9	$54.2	16

Other operating expenses totaled $62.9 million, an increase of 16% as compared to $54.2 million in the prior year quarter, primarily reflecting increased charges associated with account servicing activities, partially offset by a reduction of an accrual related to a tax on bonus payments to certain employees in the United Kingdom.

Provision for Income Taxes

Income tax expense of $81.8 million was recorded in the current quarter resulting in an effective tax rate of 34.5%. The prior year quarter provision for income taxes was $70.6 million, representing an effective tax rate of 27.3%. The prior year quarter included $17.4 million of income tax benefits relating to the resolution of certain state and structured leasing tax positions taken in prior periods. The effective tax rate for the prior year quarter excluding the $17.4 million of income tax benefits was 34.0%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three and nine month periods ended September 30, 2010 and 2009. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended September 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$293.2	$310.2	$225.5	$212.9	$—	$—	$518.7	$523.1
Other	114.9	123.0	33.3	33.7	(10.9)	(.4)	137.3	156.3
Net Interest Income (FTE)*	67.2	88.2	151.0	133.0	24.8	27.0	243.0	248.2

Revenues*	475.3	521.4	409.8	379.6	13.9	26.6	899.0	927.6
Provision for Credit Losses	(2.8)	24.5	32.8	34.9	—	.6	30.0	60.0
Noninterest Expenses	330.6	323.7	274.6	261.7	16.9	13.8	622.1	599.2

Income (Loss) before Income Taxes*	147.5	173.2	102.4	83.0	(3.0)	12.2	246.9	268.4
Provision for Income Taxes*	51.9	55.6	39.0	31.4	.4	(6.5)	91.3	80.5

Net Income (Loss)	$95.6	$117.6	$63.4	$51.6	$(3.4)	$18.7	$155.6	$187.9

Percentage of Consolidated Net Income	61%	63%	41%	27%	(2)%	10%	100%	100%

Average Assets	$38,701.2	$35,320.5	$23,495.9	$24,645.7	$12,509.6	$11,241.1	$74,706.7	$71,207.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.5 million for 2010 and $9.9 million for 2009.

Nine Months Ended September 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$906.5	$908.1	$670.8	$627.1	$—	$—	$1,577.3	$1,535.2
Other	384.9	452.9	100.0	102.7	(7.3)	(9.9)	477.6	545.7
Net Interest Income (FTE)*	207.9	343.5	439.3	395.5	78.3	57.0	725.5	796.0

Revenues*	1,499.3	1,704.5	1,210.1	1,125.3	71.0	47.1	2,780.4	2,876.9
Provision for Credit Losses	(11.3)	44.1	131.3	130.3	—	.6	120.0	175.0
Noninterest Expenses	977.9	865.6	814.1	778.2	64.2	51.6	1,856.2	1,695.4

Income (Loss) before Income Taxes*	532.7	794.8	264.7	216.8	6.8	(5.1)	804.2	1,006.5
Provision for Income Taxes*	187.7	277.9	100.5	82.4	3.6	(17.7)	291.8	342.6

Net Income (Loss)	$345.0	$516.9	$164.2	$134.4	$3.2	$12.6	$512.4	$663.9

Percentage of Consolidated Net Income	67%	78%	32%	20%	1%	2%	100%	100%

Average Assets	$37,775.9	$38,792.6	$23,527.4	$24,532.8	$13,322.8	$10,772.0	$74,626.1	$74,097.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $28.8 million for 2010 and $30.4 million for 2009.

Corporate and Institutional Services

C&IS net income for the quarter was $95.6 million compared with $117.6 million in the third quarter of 2009, a decrease of $22.0 million, or 19%. Trust, investment and other servicing fees from C&IS decreased $17.0 million, or 5%, from the year-ago quarter to $293.2 million primarily reflecting a decline in securities lending revenue, partially offset by higher fund administration fees. Custody and fund administration fees, the largest component of C&IS fees, increased $8.8 million, or 6%, to $159.2 million, reflecting new business and improved markets. C&IS investment management fees for the third quarter of 2010 equaled $60.7 million, relatively unchanged from the prior year quarter’s $61.0 million. Custody and fund administration fees were increased and investment management fees were decreased by $4.3 million each in the current quarter as a result of a fee reclassification. Investment management fees benefited from improved markets and new business, offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Securities lending fees totaled $56.4 million compared with $82.0 million in the third quarter of last year. The current quarter includes the recovery of previously recorded unrealized asset valuation losses of approximately $39 million in a mark-to-market investment fund used in securities lending activities, as compared to recoveries of approximately $57 million in the prior year quarter. As previously noted, as of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund. Excluding the current and prior year quarter impact of asset valuation recoveries, the decrease in securities lending revenue of approximately $8 million is attributable to lower spreads on the investment of cash collateral, while volumes improved from the prior year quarter’s levels.

Other noninterest income was $114.9 million, a decrease of $8.1 million, or 7%, compared with $123.0 million in last year’s third quarter. The decrease was primarily attributable to a $6.2 million loss from the discontinuance of certain cash flow hedges and reduced foreign exchange trading income due to decreased currency volatility, partially offset by increased volume.

Net interest income stated on an FTE basis was $67.2 million, down $21.0 million, or 24%, from $88.2 million in last year’s third quarter, primarily reflecting a decline in the net interest margin. Earning assets averaged $34.5 billion for the quarter, an increase of $3.9 billion, or 13%, compared with $30.6 billion in the third quarter of last year, reflecting an increase in global custody related deposits which are primarily invested in short-term money market assets, partially offset by a decrease in average loans outstanding. The net interest margin equaled .77% compared with 1.14% reported in the prior year quarter, primarily reflecting continued compression of spreads between interest rates on short-term investments and overnight funding sources and the diminished value of non-interest bearing funds in the current low interest rate environment.

A negative provision for credit losses of $2.8 million was recorded in the current quarter compared with a provision of $24.5 million recorded in the prior year third quarter. The negative provision for the current quarter primarily reflects a reduced outstanding loan balance.

Corporate and Institutional Services (continued)

Total noninterest expenses of C&IS, which includes the direct expenses of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $330.6 million compared with $323.7 million for the third quarter of last year, an increase of $6.9 million, or 2%.

Personal Financial Services

PFS net income for the current quarter was $63.4 million compared to $51.6 million reported a year ago, an increase of $11.8 million, or 23%. Noninterest income was $258.8 million, up $12.2 million, or 5%, from $246.6 million in last year’s second quarter. Trust, investment and other servicing fees in the quarter increased $12.6 million, or 6%, to $225.5 million, compared with $212.9 million a year ago. The increase in PFS fees was primarily a result of new business and improved markets, partially offset by waived fees in money market mutual funds which totaled $10.4 million in the current quarter compared with $8.1 million in the prior year quarter, and are attributable to the continued low level of short-term interest rates. Other noninterest income totaled $33.3 million compared with $33.7 million in the prior year quarter.

Net interest income stated on an FTE basis was $151.0 million in the current quarter compared with $133.0 million in the prior year’s third quarter, reflecting an improved net interest margin. The net interest margin was 2.59% in the current quarter, compared to 2.17% in the prior year quarter reflecting improved spreads on loans, primarily as a result of a decline in the average cost of funds.

A provision for credit losses of $32.8 million was recorded in the current quarter compared with a provision of $34.9 million recorded in the prior year third quarter. The provision for credit losses, though reduced from the prior year quarter’s level, reflects the prolonged weakness in the broader economic environment. For a fuller discussion of the consolidated reserve and provision for credit losses refer to the “Asset Quality” section below.

Total noninterest expenses of PFS, which includes the direct expenses of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $274.6 million compared with $261.7 million for the third quarter of last year, an increase of $12.9 million, or 5%.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expenses, executive level compensation, and nonrecurring items not allocated to the business units. Net interest income in the current quarter was $24.8 million, as compared to $27.0 million in the prior year quarter. The decrease reflects lower yields on securities in the prolonged low interest rate environment, partially offset by, higher average asset levels. Average assets increased $1.3 billion, or 11%, to $12.5 billion in the current quarter, reflecting higher levels of short-term securities and money market assets, funded primarily by short-term borrowings, senior notes and long-term debt. Other noninterest income for the current quarter totaled negative $10.9 million, compared with negative $.4 million in the year-ago quarter. The current and prior year quarters included charges of $14.0 million and $5.3 million, respectively, for the credit-related other-than-temporary impairment of residential mortgage backed securities. Noninterest expenses for the quarter increased $3.1 million to $16.9 million, compared to $13.8 million in the year-ago third quarter. The prior year quarter’s noninterest expenses include the $17.8 million benefit from the reduction of the Visa related indemnification liability. Excluding the Visa benefit, noninterest expenses decreased by $14.7 million primarily reflecting lower performance-based compensation as compared to the prior year quarter.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $2.10 was reported for the nine months ended September 30, 2010, compared with net income per common share of $2.34 reported in the 2009 nine-month period. The prior year period’s earnings per share were impacted by preferred stock dividends and discount accretion totaling $111.1 million ($.48 per share) in connection with Northern Trust’s participation in the U.S. Department of Treasury’s (U.S. Treasury) Capital Purchase Program. The current period’s net income of $512.4 million compares to $663.9 million in the prior year period. The prior year period’s net income included a $121.8 million pre-tax expense reduction ($.35 per common share) in connection with Capital Support Agreements (CSAs) that had been established to support certain Northern Trust investment vehicles. Return on average common equity for the period was 10.4% and the return on average assets was .92%.

The current and prior period’s results included a reduction of the Visa indemnification liability of $12.7 million pre-tax ($8.0 million after tax, or $.03 per common share) and $17.8 million pre-tax ($11.2 million after tax, or $.05 per common share), respectively. Operating earnings, which exclude the Visa related recovery, were $504.4 million, or $2.07 per common share, for the nine months ended September 30, 2010, and $652.7 million, or $2.29 per common share, for the period ended September 30, 2009. A reconciliation of operating earnings to reported earnings is provided on page 58.

Revenues for the nine months ended September 30, 2010, stated on an FTE basis, totaled $2.78 billion, down $96.5 million, or 3%, from the prior year period’s revenues of $2.88 billion. Trust, investment and other servicing fees were $1.58 billion for the period, $42.1 million, or 3%, higher as compared with $1.53 billion in the prior year period. The increase reflects higher levels of custody and fund administration and investment management fees. Trust, investment and other servicing fees for the current period represented 57% of revenues, and total fee-related income represented 74% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS decreased $1.6 million to $906.5 million from $908.1 million a year ago, primarily reflecting a decline in securities lending revenue, partially offset by improved markets and new business. Custody and fund administration fees, the largest component of C&IS fees, increased $53.1 million, or 12%, to $480.3 million, reflecting improved markets and new business as compared to the prior year period. C&IS investment management fees increased $11.3 million, or 6%, to $193.8 million from $182.5 million in the prior year period benefiting from the improved markets and new business, partially offset by waived fees in money market mutual funds due to the low level of short-term interest rates. Custody and fund administration fees were increased and investment management fees were decreased by $4.3 million each in the current period as a result of a fee reclassification. Money market mutual funds fee waivers in C&IS totaled $9.3 million in the current period compared with $1.1 million in the prior year period. Securities lending revenue totaled $178.3 million compared with $246.6 million in the prior year period. The current period included a recovery of previously

Noninterest Income (continued)

recorded unrealized asset valuation losses of approximately $114 million in a mark-to-market investment fund used in securities lending activities, as compared to recoveries of approximately $134 million in the prior year period. As previously noted, securities in the mark-to-market investment fund had been sold as of September 30, 2010, with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending fees in future periods. Excluding the current and prior period impact of asset valuation recoveries, the decrease in securities lending fees of approximately $48 million is attributable to lower spreads on the investment of cash collateral, while volumes improved from the prior year period’s levels.

Trust, investment and other servicing fees from PFS increased $43.7 million, or 7%, to $670.8 million compared with $627.1 million a year ago. The increase in PFS fees resulted primarily from new business and improved markets, partially offset by waived fees in money market mutual funds which totaled $39.3 million in the current period compared with $12.5 million in the prior year period, and are attributable to the low level of short-term interest rates.

Foreign exchange trading income decreased $74.3 million, or 21%, and totaled $284.0 million in the period compared with $358.3 million in the prior year period. The decrease reflects reduced levels of market volatility as compared with the prior year’s nine-month period, partially offset by increased volume in the current period. Revenues from security commissions and trading income were $43.5 million compared with $46.5 million in the prior year.

Other operating income increased $3.7 million, or 4%, for the period to $104.1 million, compared with $100.4 million last year. The increase was driven primarily by higher loan and banking service fees, partially offset by a $6.3 million loss resulting from the discontinuance of certain cash flow hedges. Additionally, the prior year period was impacted by adverse mark-to-market adjustments recorded on certain credit default swap contracts with outside counterparties used to mitigate credit risk associated with specific commercial credits, partially offset by gains resulting from the sale of leased equipment.

Net investment security losses totaled $13.3 million in the current period and $21.1 in the prior year period. The current and prior year periods included $14.1 million and $23.3 million, respectively, of pre-tax charges for the credit-related other-than-temporary impairment of residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio.

Net Interest Income

Net interest income, stated on a fully taxable equivalent basis, totaled $725.5 million, a decrease of $70.5 million, or 9%, from $796.0 million reported in the prior year period. The net interest margin was 1.45% for the current period, down from 1.60% in the prior period, reflecting the continued impact of the low interest rate environment. Total average earning assets of $66.8 billion were 1% higher than a year ago, reflecting a higher average securities balance, partially offset by lower average loans and leases.

Provision for Credit Losses

The provision for credit losses was $120.0 million for the current nine months compared with $175.0 million in the 2009 period and net charge-offs totaled $99.2 million compared to $93.5 million in the prior period. The provision and charge-off levels reflect the prolonged weakness in the broader economic environment.

Noninterest Expenses

Noninterest expenses totaled $1.86 billion for the period, up $160.8 million, or 9%, from the prior year period’s $1.70 billion. The prior period included the $121.8 million expense reduction in connection with the CSAs, partially offset by the $20.2 million FDIC insurance premium special assessment. On an operating basis, which excludes the pre-tax benefits from the reductions of the Visa indemnification liability of $12.7 million in the current period and $17.8 million in the prior period, noninterest expenses totaled $1.87 billion as compared to $1.71 billion in the prior year period.

Compensation and employee benefit expenses of $1.01 billion compares to $1.02 billion in the prior year period, a decrease of $9.0 million, and represents 54% of total noninterest expenses.

Expenses associated with outside services totaled $330.9 million, an increase of $24.4 million, or 8%, from $306.5 million last year. The increase primarily reflects higher expenses associated with investment manager sub-advisor fees and technical services.

Equipment and software expenses totaled $209.0 million, up $20.5 million, or 11%, from $188.5 million in the prior year period. The increase primarily reflects higher levels of depreciation expense from additional investments in capital assets.

Other operating expenses totaled $193.7 million, an increase of $120.1 million as compared to $73.6 million in the prior year period. Excluding the prior period’s $121.8 million CSA expense reduction and $20.2 million FDIC special assessment, the current year increase in total other operating expenses of $18.5 million, or 11%, is primarily driven by increased charges associated with account servicing activities and business promotion expenses.

Provision for Income Taxes

Total income tax expense was $263.0 million for the nine months ended September 30, 2010, representing an effective tax rate of 33.9%. This compares with $312.2 million of income tax expense and an effective tax rate of 32.0% in the prior year period. The prior year period included $15.7 million of income tax benefits relating to the resolution of certain state and structured leasing tax positions taken in prior periods. The effective tax rate for the prior year period excluding the $121.8 million valuation adjustment for the CSA liability and the $15.7 million of income tax benefits was 33.5%.

BALANCE SHEET

Total assets at September 30, 2010 were $80.7 billion and averaged $74.7 billion for the third quarter, compared with total assets of $77.9 billion at September 30, 2009 and average total assets of $71.2 billion in the prior year third quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $27.9 billion at September 30, 2010 and averaged $27.4 billion for the third quarter, compared with $28.1 billion at September 30, 2009 and a $28.2 billion average for the third quarter last year. Securities totaled $20.7 billion at September 30, 2010 and averaged $20.3 billion for the quarter, compared with $17.5 billion at September 30, 2009 and $17.6 billion on average in last year’s quarter. Money market assets, which include federal funds sold and securities purchased under agreements to resell, time deposits with banks, and federal reserve deposits and other interest-bearing assets, totaled $22.9 billion at September 30, 2010 and averaged $19.2 billion in the third quarter, up 5% from the year-ago quarter’s average. The increase in the average balance of total assets was due to higher levels of funding from interest-bearing deposits.

Total stockholders’ equity averaged $6.7 billion at September 30, 2010, up 7% from the prior year’s third quarter average of $6.3 billion. The current quarter increase primarily reflects the retention of earnings. The prior year quarter average included the August 26, 2009 repurchase of the warrant issued to the U.S. Treasury under its Capital Purchase Program at a cost of $87 million.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2010 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of Northern Trust’s U.S. subsidiary banks had capital ratios at September 30, 2010 that were above the level required for classification as a “well capitalized” institution. Shown below are the September 30, 2010 and 2009 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three-months ended September 30, 2010 or 2009 exceeded 10% of the consolidated total.

	2010			2009
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.2%	15.3%	9.3%	13.3%	15.7%	9.0%
The Northern Trust Company	12.7%	15.6%	8.5%	12.4%	15.9%	7.9%
Northern Trust, NA	10.6%	12.1%	9.2%	10.0%	11.5%	8.3%

The current risk-based capital guidelines that apply to the Corporation and its U.S. subsidiary banks, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (Basel Committee), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board.

BALANCE SHEET (continued)

In December 2007, the U.S. bank regulatory agencies published final rules with respect to implementation of the Basel II framework. Under the final Basel II rules, the Corporation is one of a small number of “core” banking organizations, and the Corporation and its U.S. depository institution subsidiaries will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology effective under Basel I. The new rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation has established a Program Management Office to, among other things, oversee the implementation of Basel II across the Corporation and its bank subsidiaries.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, and increases the minimum total capital ratio to 10.5% inclusive of the capital buffer. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms will be submitted to the Seoul G20 Leaders Summit in November, 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The federal banking agencies will likely implement changes to the capital adequacy standards applicable to the Corporation and its bank subsidiaries in light of Basel III.

As Basel III has not yet been finalized and implemented by the federal banking agencies, we cannot be certain as to how Basel III will impact the Corporation or its bank subsidiaries. However, as we currently understand Basel III today, we believe our capital strength, balance sheet and business model leave us well positioned for Basel III. The Corporation’s strong capital base is highly focused on common equity, with tier 1 common equity of $6,634.1 million, or 96%, of tier 1 capital of $6,902.6 million, at September 30, 2010. The ratio of tier 1 common equity to risk-weighted assets, a non-GAAP financial measure, was 12.7% at both September 30, 2010 and September 30, 2009.

BALANCE SHEET (continued)

The following table provides a reconciliation of the Corporation’s tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP.

($ in Millions)	September 30, 2010	September 30, 2009
Tier 1 Capital	$6,902.6	$6,379.8
Less – Floating Rate Capital Securities	268.5	268.4

Tier 1 Common Equity	6,634.1	6,111.4

Ratios
Tier 1 Capital	13.2%	13.3%
Tier 1 Common Equity	12.7	12.7

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 87% of the total portfolio at September 30, 2010 composed of U.S. Treasury and government sponsored agency securities, Federal Home Loan Bank and Federal Reserve Bank stock, and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 13% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 3% was rated double-A, 2% was rated below double-A, and 8% was not rated by Standard and Poor’s or Moody’s Investors Service.

Total gross unrealized losses within the investment securities portfolio at September 30, 2010 were $94.9 million as compared to $159.7 million at December 31, 2009. The $64.8 million decrease in unrealized losses from December 31, 2009 primarily reflects higher valuations of residential mortgage-backed securities due to an improvement in credit spreads. Of the total gross unrealized losses on securities at September 30, 2010, $69.1 million relate to residential mortgage-backed securities. Residential mortgage-backed securities rated below double-A at September 30, 2010 represented 74% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $267.5 million and $201.9 million, respectively.

Northern Trust has evaluated residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment losses in accordance with GAAP and Northern Trust’s security impairment review policy. There were $14.0 million and $14.1 million of credit-related losses recognized in earnings for the three and nine months ended September 30, 2010, respectively, on debt securities other-than-temporarily impaired.

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

ASSET QUALITY (continued)

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

Nonperforming Assets
(In Millions)	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Nonperforming Loans and Leases U.S.
Residential Real Estate	$145.4	$154.5	$116.9	94.3
Commercial	57.8	60.8	48.5	97.2
Commercial Real Estate	113.8	121.9	109.3	99.0
Personal	5.6	3.5	1.2	1.1
Other	4.7	4.8	2.6	.7

Total Nonperforming Loans and Leases	327.3	345.5	278.5	292.3
Other Real Estate Owned	50.3	44.3	29.6	9.2

Total Nonperforming Assets	$377.6	$389.8	$308.1	$301.5

90 Day Past Due Loans Still Accruing	$9.1	$19.5	$15.1	$18.3

Nonperforming loans and leases of $327.3 million at September 30, 2010 represented 1.17% of total loans and leases. The $18.2 million decrease in nonperforming loans and leases during the current quarter primarily reflects loan sales, payoffs, and charge-offs, partially offset by additional new nonperforming loans. The duration and severity of the economic downturn, together with its impact on equity and real estate values, has had a negative effect on Northern Trust’s credit portfolio, primarily the residential real estate and commercial real estate segments, resulting in credits that have been downgraded to nonperforming and in OREO properties.

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

ASSET QUALITY (continued)

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

A $30.0 million provision for credit losses was recorded in the third quarter of 2010 and a $60.0 million provision was recorded in the prior year third quarter. The provisions and increased reserves during the periods reflect the prolonged weakness in the broader economic environment, particularly its impact on the residential and commercial real estate segments.

Note 6 to the consolidated financial statements includes a table that details the changes in the reserve for credit losses during the three months ended September 30, 2010 and 2009 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the reserve and the inherent portion of the reserve and its components by loan category.

	September 30, 2010		June 30, 2010		December 31, 2009		September 30, 2009
($ in Millions)	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans	Reserve Amount	Percent of Loans to Total Loans
Specific Reserve	$58.1	—%	$56.8	—%	$43.8	—%	$45.7	—%

Allocated Inherent Reserve
Residential Real Estate	81.2	39	76.6	39	66.8	39	60.1	38
Commercial	124.0	22	131.5	21	137.6	23	135.4	24
Commercial Real Estate	74.6	11	72.0	11	65.6	11	60.5	11
Personal	16.7	18	17.0	17	18.3	18	21.0	17
Other	1.4	3	1.6	3	2.2	3	2.2	3
Lease Financing	1.1	4	1.6	4	1.4	4	2.4	4
Non-U.S.	4.3	3	4.5	5	4.9	2	5.7	3

Total Allocated Inherent Reserve	$303.3	100%	$304.8	100%	$296.8	100%	$287.3	100%

Total Reserve	$361.4	100%	$361.6	100%	$340.6	100%	$333.0	100%

Reserve Assigned to:
Loans and Leases	$324.7		$326.7		$309.2		$307.8
Unfunded Loan Commitments and Standby Letters of Credit	36.7		34.9		31.4		25.2

Total Reserve for Credit Losses	$361.4		$361.6		$340.6		$333.0

ASSET QUALITY (continued)

The reserve assigned to loans and leases, as a percentage of total loans and leases, was 1.17% at September 30, 2010, 1.15% at June 30, 2010, 1.11% at December 31, 2009 and 1.09% at September 30, 2009.

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

	Third Quarter 2010		Third Quarter 2009
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$155.6	$.64	$187.9	$.77
Visa Indemnification Benefit (net of tax effect of $6.6 in the prior period)	—	—	(11.2)	(.05)

Operating Earnings	$155.6	$.64	$176.7	$.72

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$512.4	$2.10	$663.9	$2.34

Visa Indemnification Benefit (net of tax effect of $4.7 in the current period and $6.6 in the prior period)	(8.0)	(.03)	(11.2)	(.05)

Operating Earnings	$504.4	$2.07	$652.7	$2.29

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of continuing disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate reserves therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during

FACTORS AFFECTING FUTURE RESULTS (continued)

times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating future acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, certain financial services and products, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, and restrict or increase the regulation of certain activities carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation

FACTORS AFFECTING FUTURE RESULTS (continued)

and regulations, including Basel III and regulations that may be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other reserves; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2009 Annual Report to Shareholders (pages 51 – 62), in the section of the “Notes to Consolidated Financial Statements” in the 2009 Annual Report to Shareholders captioned “Note 23 – Contingent Liabilities” (page 99 and 100), in the sections of “Item 1 – Business” of the 2009 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2 – 11), and in “Item 1A – Risk Factors” of the 2009 Annual Report on Form 10-K (pages 25 – 37) as updated by Part II, Item 1A “Risk Factors” of the Corporation’s second quarter 2010 Form 10-Q. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Third Quarter
(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS)	2010			2009
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.2	$309.6	.21%	$.2	$339.2	.17%
Time Deposits with Banks	40.2	14,386.1	1.11	40.7	14,778.9	1.09
Federal Reserve Deposits and Other Interest-Bearing	2.9	4,536.1	.25	1.6	3,155.4	.22

Total Money Market Assets	43.3	19,231.8	.89%	42.5	18,273.5	.92%

Securities
U.S. Government	—	154.0	—	.1	54.0	.38
Obligations of States and Political Subdivisions	11.8	718.6	6.57	13.0	800.5	6.50
Government Sponsored Agency	28.9	11,900.0	.96	35.3	11,748.3	1.19
Other	22.6	7,574.1	1.18	16.7	5,012.0	1.32

Total Securities	63.3	20,346.7	1.24%	65.1	17,614.8	1.47%

Loans and Leases	233.1	27,376.2	3.38%	235.5	28,209.9	3.31%

Total Earning Assets	$339.7	66,954.7	2.01%	$343.1	$64,098.2	2.12%

Reserve for Credit Losses Assigned to Loans and Leases	—	(320.6)	—	—	(294.7)	—
Cash and Due from Banks	—	2,708.2	—	—	2,501.7	—
Other Assets	—	5,364.4	—	—	4,902.1	—

Total Assets	—	$74,706.7	—	—	$71,207.3	—

Average Source of Funds
Deposits
Savings and Money Market	$8.9	$13,004.8	.27%	$10.3	$11,629.2	.35%
Savings Certificates and Other Time	9.6	3,573.1	1.06	17.8	4,134.6	1.71
Non-U.S. Offices - Interest-Bearing	35.2	30,116.5	.46	17.3	25,495.2	.27

Total Interest-Bearing Deposits	53.7	46,694.4	.46	45.4	41,259.0	.44
Short-Term Borrowings	2.6	5,222.3	.20	2.8	6,415.6	.17
Senior Notes	11.5	1,403.6	3.25	12.4	1,556.2	3.16
Long-Term Debt	28.1	2,792.7	4.00	33.5	2,989.9	4.44
Floating Rate Capital Debt	.8	276.8	1.07	.8	276.7	1.17

Total Interest-Related Funds	96.7	56,389.8	.68%	94.9	52,497.4	.72%

Interest Rate Spread	—	—	1.33%	—	—	1.40%
Noninterest-Bearing Deposits	—	8,137.3	—	—	9,730.8	—
Other Liabilities	—	3,494.8	—	—	2,716.9	—
Stockholders’ Equity	—	6,684.8	—	—	6,262.2	—

Total Liabilities and Stockholders’ Equity	—	$74,706.7	—	—	$71,207.3	—

Net Interest Income/Margin (FTE Adjusted)	$243.0	—	1.44%	$248.2	—	1.54%

Net Interest Income/Margin (Unadjusted)	$233.5	—	1.38%	$238.3	—	1.47%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2010/2009
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$5.4	$(8.8)	$(3.4)
Interest-Related Funds	2.1	(.3)	1.8

Net Interest Income (FTE)	$3.3	$(8.5)	$(5.2)

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

	Nine Months
(INTEREST AND RATE ON TAXABLE EQUIVALENT BASIS)	2010			2009
($ in Millions)	Interest	Average Balance	Rate	Interest	Average Balance	Rate
Average Earning Assets
Money Market Assets
Federal Funds Sold and Resell Agreements	$.4	$293.7	.18%	$.6	$397.4	.21%
Time Deposits with Banks	100.8	14,646.3	.92	173.2	15,657.3	1.48
Federal Reserve Deposits and Other Interest-Bearing	9.7	5,050.6	.26	7.0	4,029.8	.23

Total Money Market Assets	110.9	19,990.6	.74%	180.8	20,084.5	1.20%

Securities
U.S. Government	.1	101.3	.11	.2	31.9	.63
Obligations of States and Political Subdivisions	35.6	733.7	6.47	40.9	827.9	6.59
Government Sponsored Agency	91.3	11,724.8	1.04	116.9	12,131.9	1.29
Other	62.6	6,797.7	1.23	52.2	4,312.2	1.62

Total Securities	189.6	19,357.5	1.31%	210.2	17,303.9	1.62%

Loans and Leases	690.7	27,480.6	3.36	721.1	28,989.3	3.33%

Total Earning Assets	$991.2	66,828.7	1.98%	$1,112.1	$66,377.7	2.24%

Reserve for Credit Losses Assigned to Loans and Leases	—	(312.4)	—	—	(266.3)	—
Cash and Due from Banks	—	2,698.0	—	—	2,495.3	—
Other Assets	—	5,411.8	—	—	5,490.7	—

Total Assets	—	$74,626.1	—	—	$74,097.4	—

Average Source of Funds
Deposits
Savings and Money Market	$27.1	$12,952.2	.28%	$44.9	$10,804.0	.56%
Savings Certificates and Other Time	31.3	3,657.1	1.14	58.9	3,862.1	2.04
Non-U.S. Offices - Interest-Bearing	76.7	28,865.5	.36	59.3	27,374.0	.29

Total Interest-Bearing Deposits	135.1	45,474.8	.40	163.1	42,040.1	.52
Short-Term Borrowings	8.6	6,055.8	.19	8.0	6,132.5	.17
Senior Notes	34.4	1,439.1	3.19	32.3	1,330.7	3.24
Long-Term Debt	85.8	2,845.5	4.03	109.2	3,125.4	4.67
Floating Rate Capital Debt	1.8	276.8	.86	3.5	276.7	1.69

Total Interest-Related Funds	265.7	56,092.0	.63%	316.1	52,905.4	.80%

Interest Rate Spread	—	—	1.35%	—	—	1.44%
Noninterest-Bearing Deposits	—	8,855.3	—	—	11,364.3	—
Other Liabilities	—	3,116.0	—	—	3,139.5	—
Stockholders’ Equity	—	6,562.8	—	—	6,688.2	—

Total Liabilities and Stockholders’ Equity	—	$74,626.1	—	—	$74,097.4	—

Net Interest Income/Margin (FTE Adjusted)	$725.5	—	1.45%	$796.0	—	1.60%

Net Interest Income/Margin (Unadjusted)	$696.7	—	1.39%	$765.6	—	1.54%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Nine Months 2010/2009
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	(13.5)	$(107.4)	$(120.9)
Interest-Related Funds	6.1	(56.5)	(50.4)

Net Interest Income (FTE)	$(19.6)	$(50.9)	$(70.5)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” on page 57 of this document.

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

The information presented in Note 18 titled “Contingent Liabilities” beginning on page 28 of this Form 10-Q is incorporated herein by reference.

On January 16, 2009, an amended complaint was filed in a putative class action lawsuit currently pending in the United States District Court for the Northern District of Illinois against the Corporation and others. The defendants named in the amended complaint are the Corporation, the Bank, the Northern Trust Employee Benefits Administrative Committee and its members, the Northern Trust Employee Benefits Investment Committee and its members, and certain other officers, including the present and former Chief Executive Officers of the Corporation, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to January 14, 2009. The complaint purports to allege breaches of fiduciary duty in violation of the Employee Retirement Income Security Act (ERISA) related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages in an unspecified amount. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1.	Legal Proceedings (continued)

On August 24, 2010, a lawsuit (hereinafter referred to as the “Securities Class Action”) was filed in federal court in the Northern District of Illinois against the Corporation and three of its present or former officers, including the present and former Chief Executive Officers of the Corporation, on behalf of a purported class of purchasers of Northern Trust Corporation stock during the period from October 17, 2007 to October 20, 2009. The complaint alleges that during the purported class period the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly taking insufficient provisions for credit losses with respect to the Corporation’s commercial real estate loan portfolio and failing to make sufficient disclosures regarding its securities lending business. Plaintiff seeks compensatory damages in an unspecified amount. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

On September 7, 2010, a shareholder derivative lawsuit, purportedly brought on behalf of the Corporation, was filed in the Circuit Court of Cook County, Illinois against a number of the Corporation’s current and former officers and directors. The Corporation is named as a nominal defendant. The complaint asserts that the individual defendants violated their fiduciary duties to the Corporation based upon substantially the same allegations made in the Securities Class Action complaint. Certain individual defendants are also alleged to have sold some of their holdings of Northern Trust Corporation stock while in possession of material nonpublic information. Plaintiff seeks compensatory damages in an unspecified amount from the individual defendants on behalf of the Corporation. The only relief sought against the Corporation is an order requiring the implementation of certain corporate governance procedures.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 as updated by Part II, Item 1A “Risk Factors” of the Corporation’s second quarter 2010 Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1-31, 2010	19,170	$48.40	19,170
August 1-31, 2010	121	48.41	121
September 1-30, 2010	1,626	48.37	1,626

Total (Third Quarter)	20,917	$48.39	20,917	7,198,018

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

(a)	Exhibits

(10)	Material Contracts

(i)	Form of 2010 Employment Security Agreement (Tier 2)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: October 27, 2010	By:	/S/ WILLIAM L. MORRISON
William L. Morrison
Executive Vice President and Chief Financial Officer

Date: October 27, 2010	By:	/S/ AILEEN B. BLAKE
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

	(i)	Form of 2010 Employment Security Agreement (Tier 2)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

	(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.