Form 10-K
period 2010-12-31
NORTHERN TRUST CORP
filed 2011-02-25
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South La Salle Street Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 630-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.66 2/3 Par Value	The Nasdaq Stock Market
Preferred Stock Purchase Rights	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2010 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $10,932,590,410. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 18, 2011, 242,099,960 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the Fiscal Year Ended December 31, 2010—Part I and Part II

2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2011—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has 78 offices in 18 U.S. states and 16 international locations outside the U.S. At December 31, 2010, the Corporation had consolidated total assets of $83.8 billion and stockholders’ equity of $6.8 billion.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2010, the Bank had consolidated assets of $70.4 billion and common equity capital of $5.4 billion.

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

Financial information regarding the Corporation and its business units is included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010. In particular, for a discussion of significant developments in the business of the Corporation, and the impact on the financial results of the Corporation and its business units for the fiscal year ended December 31, 2010, you are urged to review the section entitled “Consolidated Results of Operations” on pages 24 through 32 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, which is incorporated herein by reference.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate and Institutional Services

C&IS is a leading global provider of asset servicing, asset management, securities lending, brokerage, banking and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth and government funds. Asset servicing, asset management, and related services encompass a full range of industry leading capabilities including but not limited to: global master trust and custody, trade settlement, and reporting; fund administration; cash management; investment risk and performance analytical services; and investment operations outsourcing. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from international locations in North America, Europe, the Middle East, and the Asia Pacific region. Asset servicing relationships managed by C&IS often include investment management, transition management, and commission recapture services provided through NTGI. C&IS also provides related foreign exchange services from offices located in the U.S., U.K., and Singapore. At December 31, 2010, total C&IS assets under custody were $3.7 trillion and assets under management were $489.2 billion.

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

PFS is one of the largest providers of personal trust services in the United States, with $370.2 billion in assets under custody and $154.4 billion in assets under management at December 31, 2010. PFS services are delivered through 78 offices in 18 U.S. states as well as offices in London and Guernsey.

Northern Trust Global Investments

NTGI, through various subsidiaries of the Corporation, provides a broad range of investment management and related services and other products to U.S. and non-U.S. clients, including clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, non-U.S. collective investment funds and unregistered private investment funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and multi-manager products and advisory services. NTGI’s activities also include transition management, overlay services, and other risk management services. NTGI’s business operates internationally through subsidiaries, joint ventures, alliances, and distribution arrangements.

Operations and Technology

O&T supports all of Northern Trust’s business activities, including the processing and product management activities of C&IS, PFS, and NTGI. These activities are conducted principally in the operations and technology centers in Chicago, London, and Bangalore.

Corporate Financial Management Group

The Corporate Financial Management Group includes the Chief Financial Officer, Controller, Treasurer, and Investor Relations functions. The Group is responsible for Northern Trust’s accounting and financial infrastructure and for managing the Corporation’s financial position.

Corporate Risk Management Group

The Corporate Risk Management Group includes the Credit Policy and other Corporate Risk Management functions. The Credit Policy function is described in the “Loans and Other Extensions of Credit” section of the Annual Report to Stockholders for the year ended December 31, 2010 on pages 53-58. The Corporate Risk Management Group monitors, measures, and facilitates the management of risks across the businesses of the Corporation and its subsidiaries.

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

REGULATION AND SUPERVISION

Financial Holding Company Regulation

Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956 (BHCA), as amended. Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the deposit insurance fund of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or other creditors.

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

In order to maintain the Corporation’s status as a financial holding company, each of the Corporation’s insured depository institution subsidiaries must remain “well capitalized” and “well managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (CRA). Failure to meet one or more of these requirements would mean, depending on the requirements not met, that the Corporation could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

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

The Corporation’s national bank subsidiary is a member of the Federal Reserve System and is subject to regulation by the Office of the Comptroller of the Currency (OCC), with deposits insured by the FDIC to the extent provided by the Federal Deposit Insurance Act and FDIC regulations. Northern Trust Bank, FSB, a subsidiary of the Corporation, is a federal savings bank that is not a member of the Federal Reserve System and is subject to regulation by the Office of Thrift Supervision (OTC) and the FDIC, with its deposits insured by the FDIC. Recent changes in the law will, in the future, shift principal regulatory jurisdiction over Northern Trust Bank, FSB, from the OTC to the OCC.

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

Functional Regulation

Federal banking law has established a system of federal and state supervision and regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by federal and state banking regulators, insurance by state insurance regulators, and securities activities by the SEC and state securities regulators.

A significant component of the functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities. Generally, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by a registered broker-dealer affiliate. The Investment Advisers Act of 1940 requires the registration of any bank or separately identifiable division of the bank that acts as investment adviser for mutual funds. The Corporation believes that it has taken the necessary actions to comply with these requirements of federal law.

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the United States are subject to regulation by a number of non-U.S. regulatory agencies. Subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom, for example, are authorized to do so pursuant to the UK Financial Services and Markets Act of 2000 or are otherwise subject to regulation by the Financial Services Authority (FSA). The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the United States are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, the Corporation’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2010, each of the Corporation’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry and will impose significant new regulatory and compliance requirements, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (Council), the Federal Reserve Board, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Corporation and its banking subsidiaries.

•

Heightened Prudential Requirements. The Dodd-Frank Act imposes heightened prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation, and on large financial companies and nonbank financial companies that the Council determines should be subject to Federal Reserve Board supervision. The heightened prudential standards include more stringent risk-based capital, leverage, liquidity and risk-management requirements than those applied to other bank holding companies or financial companies. In addition, covered companies, including the Corporation, must prepare and file resolution plans (so-called “living wills”) and credit exposure reports and limit their aggregate credit exposures (broadly defined) to any unaffiliated company to 25 percent of the capital stock and surplus of the covered company. The Federal Reserve Board and the Council will also have the discretion to require these companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. These companies will also be subject to periodic stress tests to evaluate capital adequacy in adverse economic conditions. Heightened prudential standards may be applied on a graduated basis using the factors considered by the Council for systemic determinations. These requirements, depending upon how they are implemented, could increase capital requirements and compliance costs, and could adversely affect certain activities, of covered companies, including the Corporation.

•

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect the Corporation’s subsidiaries operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay.

•

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds. The Dodd-Frank Act adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments as determined by federal regulators. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities”, “risk-mitigating hedging activities”, and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Additionally, subject to a transition period and certain exceptions, the rule restricts a banking entity from sponsoring or investing in a hedge fund or private equity fund. While a banking entity may “organize and offer” a hedge fund or private equity fund if certain conditions are met, it may not acquire or retain an equity partnership or other ownership interest in a fund except for certain limited investments. A banking entity that sponsors or invests in a hedge fund or private equity fund is also restricted from providing credit to the fund. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Corporation, the Bank and their affiliates, unless an exception applies. The scope of the Volcker Rule will be more fully defined and implemented over a multiple year period through rulemakings by several federal agencies. As such, the Corporation cannot fully assess the impact of the Volcker Rule on its business until final rules and regulations are adopted.

•

Swaps and Derivatives. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. In addition, certain swaps and derivatives activities are required to be “pushed out” of insured depository institutions and conducted in non-bank affiliates. Rulemaking will also require certain persons to register as a “major swap participant” or a “swap dealer”, and will further clarify what swaps are required to be centrally cleared and settled. Rules will also be issued to enhance the oversight of payment, clearing and settlement entities.

•

Expanded FDIC Resolution Authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked to conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (FDIA) bank resolution regulations, and generally gives the FDIC more discretion than in the traditional non-bank bankruptcy context.

•

Consumer Financial Protection. The Dodd-Frank Act creates a new independent Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing financial products and services offered to consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement, authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. This new federal and state regulatory framework may result in significant new regulatory requirements applicable to the Corporation and its bank subsidiaries in respect of consumer financial products and services, with potentially significant increases in compliance costs and litigation risks.

•

Limitation on Federal Preemption. The Dodd-Frank Act reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws. Although the OCC will have the ability to make preemption determinations where certain conditions are met, the limitation on federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to the Corporation and its bank subsidiaries, with potentially significant changes in their operations and increases in their compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

Many of the requirements of the Dodd-Frank Act will be implemented pursuant to regulations over the course of several months or years. Given the uncertainty associated with future regulatory actions, the full impact such requirements will have on the Corporation’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Corporation’s banking subsidiaries, require changes to certain of the Corporation’s business practices, impose upon the Corporation more stringent capital, liquidity and leverage requirements, and could adversely affect certain of the Corporation’s business activities. These changes may also require the Corporation and its subsidiaries to invest significant management attention and resources to evaluate and make any changes necessary to comply with new requirements.

Holding Company Support and Cross-Guarantees under the FDIA

The Dodd-Frank Act amends the FDIA to obligate the Federal Reserve Board to require bank holding companies and savings and loan holding companies to serve as a source of financial strength for any subsidiary depository institution. The appropriate federal banking agency for such a depository institution may require reports from companies that own the insured depository institution to assess their ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. By July 21, 2011, the appropriate federal banking agencies must jointly adopt implementing regulations. Under this requirement, the Corporation in the future could be required to provide financial assistance to the Corporation’s subsidiary depository institutions should any of them experience financial distress.

Under the FDIA, when two or more insured depository institutions are under common control, each of those depository institutions may be liable for any loss incurred, or expected to be incurred, by the FDIC in connection with the default of any of the others. Each also may be liable for any assistance the FDIC provides to the other institutions. “Default” means the appointment of a conservator or receiver for the institution. Thus, any of the Corporation’s banking subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with any of the Corporation’s other banking subsidiaries.

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

The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III (as described below) impose additional restrictions on the ability of banking institutions to pay dividends.

Capital Adequacy Requirements

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies, including the Corporation. The current risk-based capital guidelines that apply to the Corporation and its U.S. subsidiary banks, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (Basel Committee), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. As discussed further below, the federal bank regulatory agencies have adopted new risk-based capital guidelines for “core banks,” including the Corporation, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (Basel II) issued by the Basel Committee in November 2005.

Under the existing Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit, but also include a nominal market risk equivalent balance related to foreign exchange and debt/equity trading activities) is eight percent. At least half of the total capital must be composed of tier 1 capital, which includes common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve Board also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 capital of at least three percent of average quarterly total consolidated assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets.

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

	Risk-Based and Leverage Ratios as of December 31, 2010
	Tier 1 Capital	Total Capital	Leverage Ratio

Northern Trust Corporation	13.6	15.6	8.8
The Northern Trust Company	13.3	16.2	8.0
Northern Trust, N.A.	12.4	13.9	10.8
Northern Trust Bank, FSB	10.5	12.6	10.3

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

As mentioned above, the Corporation also is subject to the Basel II framework for risk-based capital adequacy. The U.S. bank regulatory agencies have issued final rules with respect to implementation of the Basel II framework. Under the final Basel II rules, the Corporation is one of a small number of “core” banking organizations. As a result, the Corporation and its U.S. depository institution subsidiaries will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy.

In order to implement the rules, a core banking organization, such as the Corporation, is required to (and the Corporation did) adopt an implementation plan and must satisfactorily complete a parallel run, in which it calculates capital requirements under both the Basel II rules and regulations effective prior to the adoption of Basel II. In the U.S., the Corporation entered the parallel run of calculations under both the old and new guidelines in April 2010.

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. The Corporation is also addressing issues related to implementation timing differences between the U.S. and other jurisdictions, to ensure that the Corporation and the bank subsidiaries comply with regulatory requirements and expectations in all jurisdictions where they operate. The Corporation’s U.K., Guernsey and Canadian entities subject to Basel II rules have already adopted the standardized approach for credit risk and the basic indicator approach for operational risk in calculating minimum regulatory capital requirements.

Current results from the parallel run of the Basel II risk-based capital framework have demonstrated that the use of the advanced approaches of the Basel II framework have not resulted in the Corporation’s or the Bank’s tier 1 capital or total risk-based capital ratios falling below the levels required for categorization as “well capitalized.”

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

•

A tier 1 common equity ratio of at least 7.0%, inclusive of 4.5% minimum tier 1 common equity ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

•	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

•	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets and new liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing January 1, 2015 and the rules to be fully phased-in by January 1, 2019.

In November 2010, Basel III was endorsed by the Seoul G20 Leaders Summit and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the Seoul G20 Leaders Summit. The federal banking agencies will likely implement changes to the current capital adequacy standards applicable to the Corporation and its bank subsidiaries in light of Basel III. If adopted by federal banking agencies, Basel III could lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on the Corporation and its bank subsidiaries is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. The Corporation cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon the Corporation’s earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III. However, as the Corporation currently understands Basel III, it believes its capital strength, balance sheet and business model leave it well positioned for Basel III.

Note that the Dodd-Frank Act also requires the establishment of more stringent prudential standards by requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. In particular, the Dodd-Frank Act excludes trust preferred securities issued on or after May 19, 2010 from tier 1 capital. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of tier 1 capital over a three-year period.

Prompt Corrective Action

Under the FDIA, the federal banking agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the bank to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2010, the Corporation and all of its U.S. banking subsidiaries exceeded the required capital ratios for classification as “well capitalized.”

Enforcement Powers of the Federal Banking Agencies

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banks. To that end, the banking regulators have broad regulatory, examination, and enforcement powers, including the power to issue cease and desist orders, impose substantial fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Corporation and its banking subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution:

•	is undercapitalized and has no reasonable prospect of becoming adequately capitalized;

•	fails to become adequately capitalized when required to do so;

•	fails to submit a timely and acceptable capital restoration plan;

•	materially fails to implement an accepted capital restoration plan; or

•	fails to submit an acceptable resolution plan.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Bank, the Corporation, and other subsidiaries of the Corporation, or their officers, directors, and institution-affiliated parties to the remedies described above and other sanctions.

Restrictions on Transactions with Affiliates and Insiders

The Corporation’s bank subsidiaries are subject to restrictions under federal law, including Regulation W of the Federal Reserve Board (i.e., Section 23A and B of the Federal Reserve Act), which limit certain transactions with the Corporation and its non-banking subsidiaries, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions with the Corporation or any of its subsidiaries, including any payment of money by a banking subsidiary, must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The definition of “affiliate” was expanded to include any investment fund to which the Corporation or an affiliate serves as an investment adviser. The ability of the Federal Reserve Board to grant exemptions from these restrictions was also narrowed, including by requiring coordination with other bank regulators.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans (including credit exposures related to derivatives, repurchase agreements and securities lending arrangements) to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd Frank Act enhanced these restrictions and also imposed restrictions on the purchase or sale of assets between banking institutions and insiders.

Anti-Money Laundering, Anti-Terrorism Legislation, and Office of Foreign Assets Control

Under federal law, including the Bank Secrecy Act, the USA PATRIOT Act, and the International Money Laundering Abatement and Anti-Terrorist Financing Act, financial institutions (including insured depository institutions, broker-dealers and certain other financial institutions) must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control (OFAC) is responsible for requiring that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Corporation or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Corporation or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Many other countries have imposed similar laws and regulations that apply to the Corporation’s non-U.S. offices. The Corporation has established policies and procedures to comply with these laws and the related regulations in all relevant jurisdictions.

Deposit Insurance and Assessments

FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on the level of supervisory concern the institution poses to the regulators, and the institution’s capital levels and other risk measures. The FDIC recently raised assessment rates to increase funding for the Deposit Insurance Fund (DIF), which is currently under-funded.

The Dodd Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in noninterest bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks. The Dodd-Frank Act also increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

On December 14, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule further reduces the assessment base for custodial banks by the daily or weekly average of a certain amount of low-risk assets (i.e., assets with a Basel risk weighting of 0%, regardless of maturity, plus 50% of assets with a Basel risk weighting of 20%, again regardless of maturity) subject to the limitation that the daily or weekly average value of these assets cannot exceed the daily or weekly average value of those deposits classified as transaction accounts and identified by the institution as being directly linked to a fiduciary or custodial and safekeeping account. The final rule identifies custodial banks as insured depository institutions with previous calendar year-end trust assets (i.e., fiduciary and custody and safekeeping assets) of at least $50 billion or those insured depository institutions that derived more than 50% of their revenue (interest income plus non-interest income) from trust activity over the previous calendar year. Based on current understanding of the final rule, the Corporation’s depository institution subsidiaries will likely pay slightly lower assessments to the DIF than under the old system. The final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for assessments due September 30, 2011.

Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd Frank Act are likely to result in higher assessment rates, which would reduce the profitability of the Corporation’s depository institution subsidiaries.

In addition to its insurance assessment, each insured bank is subject in 2011 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loans bailout. The first quarter 2011 debt service assessment is .0102%.

Control Acquisitions

Banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. Among other things, these laws require regulatory filings by a shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of its voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of its voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Corporation were to exceed certain thresholds, the investor could be deemed to “control” the Corporation for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Interstate Banking and Branching

Federal law permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution passed legislation prior to June 1, 1997 that expressly prohibits interstate mergers. The Dodd Frank Act permits a national bank or a state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is to be located would permit the establishment of the branch if the bank were a bank chartered in that state. Thrift institutions (like Northern Trust Bank, FSB) may freely engage in de novo branching on an interstate basis. National banks, such as Northern Trust, NA, may provide trust services in any state to the same extent as a trust company chartered by that state.

Community Reinvestment Act

The Corporation’s banking subsidiaries are subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. The federal banking agencies are required to make public the rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Each of the Corporation’s banking subsidiaries, including the Bank, received at least a satisfactory CRA rating from its regulator in its most recent CRA examination.

In addition, federal law requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

Privacy and Security

Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to law. Regulations adopted under the federal law set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Consumer Laws and Regulations

In addition to the laws and regulations discussed above, the Corporation’s banking subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include:

•	Truth in Lending Act;

•	Truth in Savings Act;

•	Electronic Funds Transfer Act;

•	Expedited Funds Availability Act;

•	Equal Credit Opportunity Act;

•	Fair and Accurate Credit Transactions Act;

•	Fair Housing Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Act;

•	Gramm-Leach-Bliley Act;

•	Home Mortgage Disclosure Act;

•	Right to Financial Privacy Act;

•	Real Estate Settlement Procedures Act;

•	laws regarding unfair and deceptive acts and practices; and

•	usury laws.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

Future Legislation

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, thrifts, their holding companies and their affiliates. Such legislation may change the banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that future legislation or implementing regulations might have upon the financial condition or results of operations of the Corporation or its subsidiaries. The Dodd-Frank Act imposes substantial changes to the regulatory framework applicable to the Corporation and its subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on the Corporation and its subsidiaries remains uncertain at this time and may have a material adverse effect upon the financial condition or results of operations of the Corporation or its subsidiaries.

STAFF

Northern Trust employed 12,800 full-time equivalent officers and staff members as of December 31, 2010.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, are incorporated herein by reference.

Schedule	2010 Annual Report Page(s)
Ratios	22
Non-U.S. Outstandings	55-56
Nonperforming Assets and 90 Day Past Due Loans	56-57
Average Statement of Condition with Analysis of Net Interest Income	128-129

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2010
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$76.5	6.96%	$263.8	6.62%	$288.5	6.91%	$6.2	7.93%	53 mos.
Government Sponsored Agency	30.9	3.36	129.7	3.27	6.5	3.50	2.2	3.49	32 mos.
Other —Fixed	97.4	2.98	152.9	4.96	102.7	4.78	29.0	3.83	69 mos.
—Floating	—	—	1.3	1.35	—	—	—	—	21 mos.

Total Securities Held to Maturity	$204.8	4.52%	$547.7	5.35%	$397.7	6.30%	$37.4	4.49%	55 mos.

Securities Available for Sale
U.S. Government	26.3	.12	632.1	1.73	—	—	—	—	56 mos.
Obligations of States and Political Subdivisions	20.7	5.28	15.1	6.77	—	—	.5	7.58	31 mos.
Government Sponsored Agency	4,823.8	.95	6,526.0	.77	465.9	1.27	155.0	1.29	23 mos.
Asset-Backed—Fixed	641.2	1.61	19.9	5.66	13.4	5.63	15.8	5.65	12 mos.
Asset-Backed—Floating	670.2	.67	448.3	.74	45.1	.75	6.4	.48	14 mos.
Auction Rate Securities	—	—	367.8	1.48	—	—	—	—	46 mos.
Other —Fixed	1,911.5	.63	501.5	1.99	—	—	42.6	6.00	10 mos.
—Floating	1,007.2	.53	1,544.5	.59	43.7	.71	143.0	—	25 mos.

Total Securities Available for Sale	$9,100.9	.87%	$10,055.2	.91%	$568.1	1.29%	$363.3	1.52%	22 mos.

	December 31, 2009
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$40.2	6.05%	$249.7	6.70%	$381.0	6.84%	$21.7	7.54%	65 mos.
Government Sponsored Agency	70.2	4.02	29.7	4.12	10.6	4.14	4.1	4.14	35 mos.
Other —Fixed	74.1	3.04	146.4	5.01	95.0	4.86	37.3	4.20	71 mos.
—Floating	.1	5.73	1.3	1.47	—	—	—	—	31 mos.

Total Securities Held to Maturity	$184.6	4.07%	$427.1	5.92%	$486.6	6.40%	$63.1	5.34%	64 mos.

Securities Available for Sale
U.S. Government	$74.0	.30%	$—	—%	$—	—%	$—	—%	3 mos.
Obligations of States and Political Subdivisions	11.8	1.25	21.5	5.82	13.1	6.77	.6	7.58	35 mos.
Government Sponsored Agency	5,610.4	.95	6,178.2	1.11	359.3	2.12	177.5	1.72	19 mos.
Asset-Backed—Fixed	81.1	4.05	38.0	5.65	11.9	5.62	5.8	5.65	20 mos.
Asset-Backed—Floating	539.5	.52	797.6	.52	13.8	.39	7.6	.39	18 mos.
Auction Rate Securities	.2	2.19	427.5	1.31	—	—	—	—	44 mos.
Other —Fixed	81.0	.44	124.0	2.88	—	—	42.6	6.00	49 mos.
—Floating	673.0	.74	2,025.1	.71	—	—	147.0	—	29 mos.

Total Securities Available for Sale	$7,071.0	.92%	$9,611.9	1.04%	$398.1	2.32%	$381.1	1.58%	22 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2010	2009	2008	2007	2006
Securities Held to Maturity
Obligations of States and Political Subdivisions	$635.0	$692.6	$791.2	$848.8	$863.8
Government Sponsored Agency	169.3	114.6	55.0	13.3	14.6
Other	383.3	354.2	307.9	282.7	228.6

Total Securities Held to Maturity	$1,187.6	$1,161.4	$1,154.1	$1,144.8	$1,107.0

Securities Available for Sale
U.S. Government	$658.4	$74.0	$19.9	$5.1	$1.0
Obligations of States and Political Subdivisions	36.3	47.0	31.6	32.1	31.7
Government Sponsored Agency	11,970.7	12,325.4	11,261.4	5,466.5	10,245.1
Asset-Backed	1,860.3	1,495.3	1,572.6	1,902.9	767.4
Auction Rate	367.8	427.7	453.1	—	—
Other	5,194.0	3,092.7	1,075.8	333.7	204.4

Total Securities Available for Sale	$20,087.5	$17,462.1	$14,414.4	$7,740.3	$11,249.6

Average Total Securities	$19,859.2	$17,357.8	$12,287.0	$12,459.4	$11,803.1

Total Securities at Year-End	$21,281.9	$18,633.4	$15,570.8	$8,888.2	$12,365.2

Loans and Leases by Type

	December 31
(In Millions)	2010	2009	2008	2007	2006
Commercial
Commercial and Institutional	$5,914.5	$6,312.1	$8,293.4	$5,556.4	$4,679.1
Commercial Real Estate	3,242.4	3,213.2	3,014.0	2,350.3	1,836.3
Lease Financing, net	1,063.7	1,004.4	1,143.8	1,168.4	1,291.6
Non-U.S.	1,046.2	728.5	1,791.7	2,274.1	1,733.3
Other	346.6	457.5	909.6	438.8	363.7

Total Commercial	11,613.4	11,715.7	15,152.5	11,788.0	9,904.0

Personal
Residential Real Estate	$10,854.9	$10,807.7	$10,381.4	$9,171.0	$8,674.4
Private Client	5,423.7	5,004.4	4,832.2	4,016.6	3,558.5
Other	240.0	277.9	389.3	364.5	472.8

Total Personal	16,518.6	16,090.0	15,602.9	13,552.1	12,705.7

Total Loans and Leases	$28,132.0	$27,805.7	$30,755.4	$25,340.1	$22,609.7

Total U.S.	$27,085.8	$27,077.2	$28,963.7	$23,066.0	$20,876.4

Remaining Maturity of Selected Loans and Leases

	December 31, 2010
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Private Client Loans)
Commercial and Institutional	$5,914.5	$3,640.9	$1,552.8	$720.8
Commercial Real Estate	3,242.4	1,097.9	1,659.0	485.5
Lease Financing, net	1,063.7	59.9	224.6	779.2
Other-Commercial	346.6	346.6	—	—
Other-Personal	240.0	240.0	—	—

Total U.S.	10,807.2	5,385.3	3,436.4	1,985.5
Non-U.S.	1,046.2	1,038.1	8.1	—

Total Selected Loans and Leases	11,853.4	6,423.4	3,444.5	1,985.5

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$7,729.1	$4,562.5	$1,817.2	$1,349.4
Variable Rate	4,124.3	1,860.9	1,627.3	636.1

Total	$11,853.4	$6,423.4	$3,444.5	$1,985.5

Average Deposits by Type

(In Millions)	2010	2009	2008	2007	2006
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$862.2	$778.6	$912.5	$864.4	$899.5
Correspondent Banks	86.5	80.5	44.2	30.9	29.0
Other Noninterest-Bearing	5,643.6	7,589.7	4,493.6	3,789.3	3,682.0

Total Demand and Noninterest-Bearing	6,592.3	8,448.8	5,450.3	4,684.6	4,610.5

Interest-Bearing
Savings and Money Market	13,049.5	11,162.4	7,786.5	7,016.4	6,602.4
Savings Certificates less than $100,000	401.3	478.6	454.8	483.8	486.4
Savings Certificates $100,000 and more	1,706.5	2,298.7	1,669.5	1,536.0	1,207.3
Other	1,596.8	1,101.8	615.3	518.1	419.8

Total Interest-Bearing	16,754.1	15,041.5	10,526.1	9,554.3	8,715.9

Total U.S. Offices	23,346.4	23,490.3	15,976.4	14,238.9	13,326.4

Non-U.S. Offices
Non Interest-Bearing	2,268.3	2,578.1	3,364.5	2,963.8	1,778.7
Interest-Bearing	29,968.4	27,157.6	35,958.2	28,587.8	21,853.1

Total Non-U.S. Offices	32,236.7	29,735.7	39,322.7	31,551.6	23,631.8

Total Deposits	$55,583.1	$53,226.0	$55,299.1	$45,790.5	$36,958.2

Average Rates Paid on Interest-Related Deposits by Type

	2010	2009	2008	2007	2006
Interest-Related Deposits—U.S. Offices
Savings and Money Market	.27%	.48%	1.77%	3.37%	2.85%
Savings Certificates less than $100,000	1.23	2.05	3.21	4.42	3.92
Savings Certificates $100,000 and more	1.34	2.05	3.44	4.83	4.33
Other Time	.80	1.48	3.28	4.74	4.28

Total U.S. Offices Interest-Related Deposits	.45	.84	2.19	3.73	3.18
Total Non-U.S. Offices Interest-Related Deposits	.42	.29	2.46	4.22	3.69

Total Interest-Related Deposits	.43%	.49%	2.40%	4.10%	3.55%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2010			December 31, 2009
	U.S. Offices			U.S. Offices
(In Millions)	Certificates of Deposit	Other Time	Non-U.S. Offices	Certificates of Deposit	Other Time	Non-U.S. Offices
3 Months or Less	$1,008.1	$792.4	$12,406.7	$1,393.2	$705.9	$6,834.2
Over 3 through 6 Months	502.7	—	41.4	607.3	—	44.6
Over 6 through 12 Months	1,709.4	—	32.7	1,073.0	—	42.6
Over 12 Months	296.6	—	4.6	449.9	—	8.9

Total	$3,516.8	$792.4	$12,485.4	$3,523.4	$705.9	$6,930.3

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2010	2009	2008
Balance on December 31	$3,691.7	$6,649.8	$1,783.5
Highest Month-End Balance	5,716.6	7,735.6	8,473.7
Year – Average Balance	3,779.7	4,902.0	2,598.1
– Average Rate	.13%	.12%	1.24%

Average Rate at Year-End	.05%	.02%	.03%

Securities Sold under Agreements to Repurchase

($ in Millions)	2010	2009	2008
Balance on December 31	$954.4	$1,037.5	$1,529.1
Highest Month-End Balance	954.4	1,037.5	2,635.7
Year – Average Balance	626.8	737.7	1,271.5
– Average Rate	.17%	.16%	1.79%

Average Rate at Year-End	.07%	.03%	.07%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)	2010	2009	2008
Balance on December 31	$347.7	$2,078.3	$736.7
Highest Month-End Balance	2,174.1	2,202.6	4,229.6
Year – Average Balance	1,443.0	1,109.0	739.4
– Average Rate	.38%	.38%	3.04%

Average Rate at Year-End	.03%	.09%	.06%

Total Purchased Funds

($ in Millions)	2010	2009	2008
Balance on December 31	$4,993.8	$9,765.6	$4,049.3
Year – Average Balance	5,849.5	6,748.7	4,609.0
– Average Rate	.19%	16%	1.68%

Changes in Net Interest Income

	2010/2009			2009/2008
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$(.1)	(.1)	(.2)	$(28.3)	$(8.2)	$(36.5)
Time Deposits with Banks	(10.4)	(64.6)	(75.0)	(252.2)	(426.4)	(678.6)
Other Interest-Bearing	1.9	—	1.9	20.0	(17.7)	2.3
Securities
U.S. Government	.6	.3	.9	.5	(.7)	(.2)
Obligations of States and Political Subdivisions	(5.9)	(0.2)	(6.1)	(1.4)	(1.1)	(2.5)
Government Sponsored Agency	(1.2)	(29.9)	(31.1)	91.2	(186.6)	(95.4)
Other	42.5	(33.8)	8.7	62.6	(81.8)	(19.2)
Loans and Leases	(39.0)	29.5	(9.5)	56.7	(308.7)	(252.0)

Total	$(11.6)	$(98.8)	$(110.4)	$(50.9)	$(1,031.2)	$(1,082.1)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$9.1	(27.9)	$(18.8)	$59.8	$(144.0)	$(84.2)
Savings Certificates	(13.7)	(15.5)	(29.2)	22.1	(37.2)	(15.1)
Other Time	7.3	(10.9)	(3.6)	16.0	(19.9)	(3.9)
Non-U.S. Offices Time	8.3	37.3	45.6	(216.5)	(589.3)	(805.8)
Short-Term Borrowings	(1.5)	1.7	.2	35.9	(102.3)	(66.4)
Senior Notes	3.8	.8	4.6	28.1	(22.7)	5.4
Long-Term Debt	(10.8)	(14.3)	(25.1)	3.0	(18.9)	(15.9)
Floating Rate Capital Debt	—	(1.9)	(1.9)	—	(7.3)	(7.3)

Total	$2.5	$(30.7)	$(28.2)	$(51.6)	$(941.6)	$(993.2)

Increase (Decrease) in Net Interest Income	$(14.1)	$(68.1)	$(82.2)	$.7	$(89.6)	$(88.9)

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Analysis of Reserve for Credit Losses

($ in Millions)	2010	2009	2008	2007	2006
Balance at Beginning of Year	$340.6	$251.1	$160.2	$151.0	$136.0
Charge-Offs
Commercial
Commercial and Institutional	13.3	30.6	7.6	4.5	.9
Commercial Real Estate	62.9	22.5	5.1	—	.1
Lease Financing, net	—	—	—	—	—
Non-U.S.	—	—	—	—	—
Other	—	—	—	—	—

Total Commercial	76.2	53.1	12.7	4.5	1.0

Personal
Residential Real Estate	63.7	57.7	8.9	1.1	.2
Private Client	10.2	21.5	4.1	4.1	.6
Other	—	—	—	—	—

Total Personal	73.9	79.2	13.0	5.2	.8

Total Charge-Offs	150.1	132.3	25.7	9.7	1.8

Recoveries
Commercial
Commercial and Institutional	.8	2.9	1.8	.3	1.3
Commercial Real Estate	2.8	.2	.1	—	—
Lease Financing, net	—	—	—	—	—
Non-U.S.	—	—	—	.3	—
Other	—	—	—	—	—

Total Commercial	3.6	3.1	1.9	.6	1.3
Personal
Residential Real Estate	2.3	1.3	.3	.1	.2
Private Client	1.0	2.1	.3	.2	.1
Other	—	—	—	—	—

Total Personal	3.3	3.4	.6	.3	.3

Total Recoveries	6.9	6.5	2.5	.9	1.6

Net Charge-Offs	143.2	125.8	23.2	8.8	.2
Provision for Credit Losses	160.0	215.0	115.0	18.0	15.0
Effect of Foreign Exchange Rates	(.1)	.3	(.9)	—	.2

Net Change in Reserve	16.7	89.5	90.9	9.2	15.0

Balance at End of Year	$357.3	$340.6	$251.1	$160.2	$151.0

Reserve Assigned To:
Loans and Leases	$319.6	$309.2	$229.1	$148.1	$140.4
Unfunded Commitments and Standby Letters of Credit	37.7	31.4	22.0	12.1	10.6

Total Reserve for Credit Losses	$357.3	$340.6	$251.1	$160.2	$151.0

Loans and Leases at Year-End	$28,132.0	$27,805.7	$30,755.4	$25,340.1	$22,609.7

Average Total Loans and Leases	$27,514.4	$28,697.2	$27,402.7	$22,817.8	$20,528.5

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.51%	.45%	.08%	.03%	—%
Provision for Credit Losses	.57	.77	.37	.07	.07
Reserve at Year-End Assigned to Loans and Leases	1.14	1.11	.75	.58	.62
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.52%	.44%	.08%	.04%	—%
Reserve at Year-End Assigned to Loans and Leases	1.16	1.08	.84	.65	.68

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 31 – Business Units and Related Information in the Notes to Consolidated Financial Statements on page 120 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2010	2009	2008	2007	2006
Total Assets	$22,664.0	$21,876.1	$27,321.0	$21,483.2	$17,971.7

Time Deposits with Banks	14,592.4	15,357.0	20,547.9	16,028.9	12,715.0
Loans	692.9	951.5	1,641.7	1,709.8	1,377.0
Customers’ Acceptance Liability	.5	.3	.2	.3	.3
Non-U.S. Investments	2,688.8	977.7	205.7	101.8	76.6

Total Liabilities	$36,196.0	$33,310.6	$44,022.1	$34,469.5	$25,992.9

Deposits	$33,479.3	$30,888.3	$40,825.6	$32,200.2	$24,048.2
Liability on Acceptances	.5	.3	.2	.3	.3

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2010	2009	2008	2007	2006
Assets	30%	29%	37%	35%	34%

Liabilities	48%	45%	60%	57%	49%

Reserve for Credit Losses Relating to Non-U.S. Operations
(In Millions)	2010	2009	2008	2007	2006
Balance at Beginning of Year	$4.9	$7.4	$8.8	$9.3	$4.9
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	(1.1)	(2.5)	(1.4)	(.5)	4.4

Balance at End of Year	$3.8	$4.9	$7.4	$8.8	$9.3

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

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2010	2009	2008	2007	2006
Commercial	$874.0	$626.3	$351.1	$482.5	$815.0
Non-U.S. Governments and Official Institutions	110.3	59.7	14.8	17.0	56.2
Banks	9.3	2.1	32.4	14.9	18.8
Other *	52.6	40.4	1,393.4	1,759.7	843.3

Total	$1,046.2	$728.5	$1,791.7	$2,274.1	$1,733.3

*	Other loans include short duration advances primarily related to the processing of custodied client investments.

	December 31
Deposits (In Millions)	2010	2009	2008
Commercial	$34,835.1	$27,143.7	$33,091.6
Non-U.S. Governments and Official Institutions	2,724.1	2,905.3	4,419.5
Banks	1,406.5	939.8	667.5
Other Time	377.1	407.8	642.1
Other Demand	159.9	149.9	35.1

Total	$39,502.7	$31,546.5	$38,855.8

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010:

Notes to Consolidated Financial Statements		2010 Annual Report Page(s)
1.	Accounting Policies
	F. Derivative Financial Instruments	73-74
	G. Loans and Leases	74-75
	H. Reserve for Credit Losses	75-76
	K. Other Real Estate Owned	76
5.	Loans and Leases	82-85
6.	Reserve for Credit Losses	85-86
7.	Concentrations of Credit Risk	86-87
24.	Contingent Liabilities	104-105
25.	Derivative Financial Instruments	105-110
26.	Off-Balance Sheet Financial Instruments	110-111

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management		52-60

In addition, the following schedules on pages 21 through 23 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Reserve for Credit Losses

Reserve for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 60 through 63 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010 and incorporated herein by reference on page 39 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2010	2009
Assets
Cash and Due from Banks	$2,736.9	$2,385.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	341.8	250.9
Time Deposits with Banks	15,337.6	12,896.3
Federal Reserve Deposits and Other Interest-Bearing	10,740.4	14,983.1
Securities
Available for Sale	19,854.4	17,224.5
Held to Maturity (Fair Value—$1,170.8 in 2010 and $1,144.1 in 2009)	1,152.5	1,121.6

Total Securities	21,006.9	18,346.1

Loans and Leases
Commercial	7,995.3	8,194.0
Personal	7,516.1	7,138.9

Total Loans and Leases (Net of unearned income—$455.4 in 2010 and $487.6 in 2009)	15,511.4	15,332.9

Reserve for Credit Losses Assigned to Loans and Leases	(187.2)	(200.0)
Buildings and Equipment	422.8	449.5
Client Security Settlement Receivables	701.3	794.8
Goodwill	313.2	318.4
Other Assets	3,448.3	3,252.1

Total Assets	$70,373.4	$68,809.3

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$5,099.8	$7,566.4
Savings and Money Market	6,707.4	7,479.4
Savings Certificates	2,528.0	1,080.9
Other Time	805.1	1,113.7
Non-U.S. Offices — Noninterest-Bearing	2,943.4	2,306.5
— Interest-Bearing	36,890.4	29,022.9

Total Deposits	54,974.1	48,569.8

Federal Funds Purchased	4,013.7	7,431.8
Securities Sold under Agreements to Repurchase	1,132.9	1,029.5
Other Borrowings	366.1	2,094.7
Senior Notes	—	161.3
Long-Term Debt	1,835.9	1,789.1
Other Liabilities	2,696.7	2,957.2

Total Liabilities	65,019.4	64,033.4

Stockholder’s Equity
Capital Stock—Par Value $1	3.8	3.6
Surplus	1,156.4	1,155.5
Undivided Profits	4,472.4	3,942.9
Accumulated Other Comprehensive Income (Loss)	(278.6)	(326.1)

Total Stockholder’s Equity	5,354.0	4,775.9

Total Liabilities and Stockholder’s Equity	$70,373.4	$68,809.3

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2010	2009	2008
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,639.1	$1,688.0	$1,682.7
Foreign Exchange Trading Income	382.2	445.7	616.2
Treasury Management Fees	72.8	76.2	69.1
Security Commissions and Trading Income	10.4	6.2	10.5
Gain on Visa Share Redemption	—	—	167.9
Other Operating Income	120.6	113.2	165.7
Investment Security Gains (Losses), net	(20.4)	(23.4)	(56.3)

Total Noninterest Income	2,204.7	2,305.9	2,655.8

Interest Income
Loans and Leases	464.2	449.4	617.5
Securities
—Available for Sale	171.8	196.7	308.7
—Held to Maturity	39.4	36.8	38.6

Total Securities	211.2	233.5	347.3

Time Deposits with Banks	134.2	187.8	887.6
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	16.4	39.3	90.9

Total Interest Income	826.0	910.0	1,943.3

Interest Expense
Deposits	162.4	132.9	989.2
Federal Funds Purchased	5.8	7.1	32.8
Securities Sold under Agreements to Repurchase	1.1	1.3	24.3
Other Borrowings	5.4	4.2	22.6
Senior Notes	2.4	2.7	11.5
Long-Term Debt	66.2	86.1	107.6

Total Interest Expense	243.3	234.3	1,188.0

Net Interest Income	582.7	675.7	755.3
Provision for Credit Losses	47.0	116.5	65.9

Net Interest Income after Provision for Credit Losses	535.7	559.2	689.4

Income before Noninterest Expenses	2,740.4	2,865.1	3,345.2

Noninterest Expenses
Compensation	874.2	867.5	903.7
Employee Benefits	188.9	195.2	180.4
Outside Services	371.9	353.7	347.0
Equipment and Software Expense	276.9	250.7	229.8
Occupancy Expense	122.9	123.7	120.0
Visa Indemnification Charges	(33.0)	(17.8)	(76.1)
Other Operating Expenses	163.2	107.6	310.5

Total Noninterest Expenses	1,965.0	1,880.6	2,015.3

Income before Income Taxes	775.4	984.5	1,329.9
Provision for Income Taxes	245.6	289.7	521.6

Net Income	$529.8	$694.8	$808.3

Dividends Paid to the Corporation	$—	$350.0	$—

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Additionally, the Corporation’s corporate governance guidelines, its code of business conduct and ethics applicable to directors, officers and employees, and the charters for its audit, business risk, business strategy, corporate governance, compensation and benefits, and executive committees are all available on the Corporation’s Internet website. Information contained on the Corporation’s website is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
Frederick H. Waddell (57)	Chairman of the Board (11/11/09), President (2/21/06), and Chief Executive Officer (1/1/08)

Sherry S. Barrat (61)	Executive Vice President and President—PFS (1/1/06-2/28/11) and Vice Chairman (effective 3/1/11)

Aileen B. Blake (43)	Executive Vice President and Controller (3/31/05)

Jeffrey D. Cohodes (50)	Executive Vice President of the Bank (11/14/06) and Executive Vice President and Head of Corporate Risk Management (effective 3/1/11)

Steve L. Fradkin (49)	Executive Vice President (1/21/03) and President—C&IS (9/18/09)

Timothy P. Moen (58)	Executive Vice President and Head of Human Resources and Administration (4/16/02)

William L. Morrison (60)	Executive Vice President (5/21/02) and Chief Financial Officer (9/18/09)

Stephen N. Potter (54)	Executive Vice President (10/17/06) and President—NTGI (3/28/08)

Jana R. Schreuder (52)	Executive Vice President (6/30/05), President—O&T (10/17/06-2/28/11), and President—PFS (effective 3/1/11)

Joyce St. Clair (52)	Executive Vice President (4/1/07), Head of Corporate Risk Management (4/1/07-2/28/11), and President—O&T (effective 3/1/11)

Kelly R. Welsh (58)	Executive Vice President, General Counsel, and Assistant Secretary (7/18/00)

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

Economic, Market, and Monetary Policy Risks

Northern Trust carries on a global business. Changes in conditions in the global financial markets and general economic conditions could adversely affect Northern Trust’s businesses. Factors such as the level and volatility of equity and futures prices, the overall pace of capital markets activities, interest rates, currency exchange rates, investor sentiment and inflation or deflation can affect our results.

•	A downturn in economic conditions, such as the recent severe global economic downturn, can negatively affect our earnings.

•

Economic weakness can affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs, and higher provision for credit losses, all of which reduce our earnings.

•

Economic weakness can also reduce the fees we earn for managing and servicing our clients’ assets. For example, the recent downturn in equity markets and the decrease in the value of some debt-related investments as a result of market disruption or illiquidity reduce the valuations of the assets we manage or service for others. This reduces our earnings since a significant part of the fees we earn is based on asset values.

•

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

•

Instability, disruption or a lack of confidence in the political, economic, legal or regulatory systems of the emerging markets in which we operate could expose us to liability or loss. Northern Trust’s expanding business activities in emerging markets, including investments made for clients in those markets, present risks inherent in conducting these activities in less mature and often less regulated business and investment environments.

•

Changes in interest rates can negatively affect our earnings. The direction and level of interest rates are important factors in our earnings. Falling rates or rates that remain low may reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A low interest rate environment can also reduce fees earned on certain of our products. For example, in 2009 and 2010, we waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings.

•

Volatility levels and fluctuations in foreign currency exchange rates can affect our earnings. Periods of lower foreign currency volatility can result in reduced foreign exchange trading income. We hold various non-U.S. dollar denominated assets and liabilities and maintain investments in non-U.S. subsidiaries. We also provide foreign exchange services to our clients, primarily in connection with our global custody business, and effect other transactions in non-U.S. dollar currencies. Foreign currency volatility and fluctuations in exchange rates may impact the value of non-U.S. dollar denominated assets, investments, and cash flows and raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other, or offset each other in different time periods. If the policies and procedures we have in place to assess and mitigate potential impacts of foreign exchange volatility, including hedging-related strategies, are not followed or are not effective to mitigate such risks, our results and earnings may be negatively affected. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Market Risk Management – Asset/Liability Management – Foreign Exchange Risk Management” in the 2010 Annual Report to Stockholders (page 62).

•

Declines in the value of securities held in our investment portfolio can negatively affect our earnings. The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The recent period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed and auction rate securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Asset Quality and Credit Risk Management – Securities Portfolio” in the 2010 Annual Report to Stockholders (pages 52-53) and the section of the “Notes to Consolidated Financial Statements” in the 2010 Annual Report to Stockholders captioned “Note 3 – Securities” (pages 78-81) for additional information.

•

Changes in a number of particular market conditions can negatively affect our earnings. In past periods, reductions in the volatility of currency trading markets, the level of cross-border investing activity, or the demand for borrowing securities or willingness to lend such securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities may be negatively affected. In a few of our businesses, such as securities lending, our fee is calculated as a percentage of our client’s earnings, so that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. The recent extraordinary market conditions have produced losses in some securities lending programs. Such market conditions also have reduced borrower demand and led some clients to withdraw from these programs. A persistence or worsening of these conditions could result in additional withdrawals and decreased activity. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Off-Balance Sheet Arrangements – Variable Interests” in the 2010 Annual Report to Stockholders (pages 45-46) and the section of the “Notes to Consolidated Financial Statements” in the 2010 Annual Report to Stockholders captioned “Note 27 – Variable Interest Entities” (pages 111-113) for additional information.

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

•

Failure to develop and implement contingency plans to address market disruptions could adversely affect us. Our success in the area of highly complex asset servicing relationships depends, in part, on our development and successful implementation of contingency plans to address significant market disruptions caused by bankruptcy, insolvency or illiquidity. If we fail to develop or successfully implement contingency plans for these market disruptions, our results and business may be negatively affected.

•

Governmental action to combat recent economic weakness and financial market disruption may not succeed, with various adverse effects on us. Since mid-2008, there have been unprecedented disruptions in global financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and other governments have taken steps designed to stabilize markets generally and strengthen financial institutions in particular. The recent upheaval in global financial markets has accentuated each of the risks identified above and magnified their potential effect on Northern Trust. To the extent that these governmental stabilization and mitigation activities are not successful or adversely change the competitive structure of the financial services industry, these developments could have an adverse impact on Northern Trust’s revenues, costs, credit losses, access to capital, and liquidity. They also may impose additional limitations or costs on Northern Trust’s business.

Operational Risks

•

Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or negatively affect our earnings in other ways. In our asset servicing, investment management, fiduciary administration, and other business activities, Northern Trust effects or processes transactions for clients and for itself that involve very large amounts of money. Failure to properly manage or mitigate operational risks can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses.

•	Many types of operational risks can negatively affect our earnings. Many factors can impact operations and expose us to risks that may vary in size, scale and scope, including:

•	Human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;

•	Theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;

•	Defects or interruptions in computer or communications systems;

•

Breakdowns in processes, including manual processes, which are inherently more prone to error than automated processes, and over-reliance on manual processes, breakdowns in internal controls or failures of the technology and facilities that support our operations;

•	Unsuccessful or difficult implementation of computer systems upgrades;

•	Defects in product design or delivery;

•	Difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from vendors;

•	Negative developments in relationships with key counterparties, vendors, employees, or associates in our day-to-day operations; and

•	External events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or terrorist events.

•

Our dependence on technology exposes us to risks that also can result in losses. Automated systems to record and process transactions, as well as to monitor positions and price assets, reduce the risk of human error, but our necessary dependence on such systems also increases the risk that system flaws or manipulation of those systems will result in losses. The failure to upgrade systems as necessary to support growth and changing business needs also could have a material adverse effect on our operations. Additionally, failure to ensure adequate review and consideration of critical business changes prior to and during introduction and deployment of key technological systems or failure to adequately align evolving client commitments and expectations with operational capabilities can have a negative impact on our operations.

•

We may fail to detect errors resulting in losses that continue until the problems are detected and fixed. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

•

Our business continuity plans may not work and thus fail to prevent losses from operational failures. Our business continuity plans address many of these risks, but may not operate successfully to mitigate them. If they do not, we could incur losses, liability to clients or others and reduced earnings. In recent years, we have expanded the operational support located in certain jurisdictions where the electricity, communications and other systems necessary to support our activities may not be as strong as in the U.S. This increases the risk that problems with these systems may occur and disrupt our operations, resulting in losses.

•

Failure of any of our third party vendors to perform can result in losses. Third party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services could negatively affect our ability to deliver products and services to our clients and conduct our business. Replacing these third party vendors could also create significant delay and expense.

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

•

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could negatively affect our earnings. Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important to client satisfaction, which in turn is important to the earnings and growth of our investment businesses. Failure to comply with these standards, adequately manage these risks, or manage the differing interests often involved in the exercise of fiduciary responsibilities could also result in liability.

•

We may take actions to maintain client satisfaction that result in losses or reduced earnings. We may find it necessary to take action or incur expenses in order to maintain client satisfaction or preserve the usefulness of investments or investment vehicles we manage in light of changes in security ratings, liquidity or valuation issues or other developments, even though we are not required to do so by law or the terms of governing instruments. For example, we entered into credit support agreements with respect to certain investment funds and we incurred substantial charges to reflect that support in the third quarter of 2008. These credit support agreements expired in 2009. We incurred other significant charges in that quarter to support securities lending clients and clients who had purchased certain illiquid auction rate securities. The risk that we will decide to take such action and incur the resulting losses is greater in periods when credit or equity markets are deteriorating in value or are particularly volatile and liquidity in markets is disrupted.

Credit Risks

A number of Northern Trust’s product offerings involve credit risk, which is the risk that other parties will not fulfill their financial obligations to us. These product offerings include loans, leases, derivatives, foreign exchange and other credit commitments.

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

•

Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings. Credit risk levels and our earnings can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of our borrowers which could impact the borrowers’ abilities to repay outstanding loans. Our provisions for credit losses were significantly higher in 2009 and 2010 than in prior periods due to prolonged weakness in the economic environment. For a fuller discussion of the reserve and provision for credit losses for 2010, 2009, and 2008, see the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2010 Annual Report to Stockholders (pages 52-60).

•

The failure or instability of any of our significant counterparties could expose us to loss. The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have significant counterparty exposure to other financial institutions. This counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of any of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of loss. The recent instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and as a result we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, is often based upon a variety of factors and is difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our business, our financial condition and our results of operations. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients’ counterparty credit risk. The consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk.

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

•

Many events or circumstances could adversely affect our capital costs, our ability to raise capital and, in turn, our ability to meet our commitments. Inadequate capital or the inability to meet our commitments could cause us to incur liability, restrict our ability to grow, or require us to take actions that would negatively affect our earnings. Among the developments that could have this effect are:

•	A loss of confidence of debt purchasers, depositors or counterparties participating in the capital markets generally or in transactions with Northern Trust;

•	Disruption in the market for debt-related securities; and

•	A significant downgrade of any of our debt ratings.

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2010 Annual Report to Stockholders (pages 47-49).

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

Regulation Risks

Virtually every aspect of Northern Trust’s business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. In the United States, the Corporation, the Bank, and many of the Corporation’s other subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. These regulations cover a variety of matters ranging from required capital levels to prohibited activities. They are specifically directed at protecting depositors, the federal deposit insurance fund and the banking system as a whole, not security holders. The Corporation and its subsidiaries are also heavily regulated by bank, securities and other regulators globally.

•

Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings. Regulatory violations or failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand, or adversely impact our reputation. Failure to obtain necessary approvals from regulatory agencies on a timely basis could adversely affect proposed business opportunities and results of operations.

•

Changes in regulatory capital requirements could result in reduced earnings. The Dodd-Frank Act, the implementation of Basel II and, if adopted by regulators, the implementation of Basel III, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios, and could impact the capital allocations to various business activities. The ultimate impact of the evolving capital and liquidity standards on us will depend on a number of factors, including the interpretation and implementation of capital and leverage requirements by the U.S. banking regulators.

•

Compliance with evolving regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Laws, regulations, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The Dodd Frank Act will impose many new regulatory requirements on banking institutions, the full impact of which cannot be determined until implementing regulations are issued. It is possible that additional legislative or regulatory requirements could be imposed in the U.S. or in other countries that could have an adverse impact on our business activities, our costs of compliance, and our revenues and earnings. Moreover, many regulatory initiatives, including anti-money laundering rules, anti-bribery laws, home mortgage lending and loan modification requirements, and other regulatory requirements or priorities, could increase compliance costs and legal risks, and could lead to financial and reputational damage in the event of a violation. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

See “Regulation and Supervision” in Item 1 of this report.

Litigation Risks

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in the stock prices of Northern Trust and other financial institutions increases this risk.

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

•

We may fail to set aside adequate reserves or otherwise underestimate our liability, with a negative effect on our earnings. We estimate our potential liability for pending and threatened claims, and record reserves when appropriate pursuant to U.S. GAAP, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is subject to the risk that a judge or jury could decide a case contrary to our evaluation of the law or the facts, and to the risk that a court could change or modify existing law on a particular issue important to the case. Earnings will be adversely affected to the extent that our reserves are not adequate.

Tax Risks

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

•

Intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face. In response to the recent disruptions in global financial markets, the U.S government and other governments around the world have taken, and may take further, unprecedented actions designed to stabilize markets generally and strengthen financial institutions in particular. For example, the Dodd-Frank Act, among other things, created a Consumer Financial Protection Bureau with broad powers to regulate consumer financial services and products and a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities. Governments also may take actions to significantly change the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry. Such intervention may impact the nature and level of competition in the industry in unpredictable ways. The nature, pace and volume of this government intervention, and our ability to react in a timely manner to regulatory developments, may adversely impact our ability to compete successfully and, in turn, negatively affect our earnings.

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

•

Failure to execute our other strategies could also negatively affect our prospects. Our growth also depends upon successful, consistent execution of our business strategies in each business unit. Recruiting and maintaining skilled personnel, and deploying such key talent in a manner that allows execution of these strategies is important, particularly in highly complex and rapidly growing areas of our business. A failure to do so, or to otherwise successfully carry out our plans, could negatively impact growth.

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

•

Failure to attract and retain skilled people could negatively affect our prospects. Our success depends, in large part, on our ability to attract and retain key talent. Competition for the best people in most of our activities can be intense and we may not be able to hire and retain key personnel, including as a result of any restrictions on our compensation practices that may be imposed by governments or regulators. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

•

We need to constantly invest in innovation, and the inability or failure to do so will negatively affect our businesses and earnings. Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings, also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, growth and earnings.

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

•

Maintaining our reputation is important in other key relationships that affect our businesses and our earnings. Damage to our reputation also could affect the confidence of clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation would ultimately have an adverse effect on our ability to manage our balance sheet or grow our business.

•

Reputation risk has many facets that could negatively affect our businesses and earnings. Reputational risk is particularly significant in the current environment resulting from the financial crisis. The maintenance of our reputation depends not only on our success in controlling or mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in a broad range of areas. These issues include potential conflicts of interest and other ethical issues; anti-money laundering and anti-terrorist financing procedures; client personal information and privacy issues; effective evaluation of talent and deployment to adequately address complex and rapid growing areas of our businesses, data security; record-keeping; regulatory investigations of Northern Trust or within the banking industry; and any litigation that arises from the failure or perceived failure of Northern Trust to comply with legal and regulatory requirements.

Many of the risks described above are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2010 Annual Report to Stockholders (pages 51-60), in the section of the “Notes to Consolidated Financial Statements” in the 2010 Annual Report to Stockholders captioned “Note 24 – Contingent Liabilities” (pages 104-105), and in the sections of “Item 1 – Business” of this Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2-13).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Factors Affecting Future Results” in the 2010 Annual Report to Stockholders (pages 64-65).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Adjacent to this building are two office buildings in which the Bank leases approximately 530,000 square feet of space principally for staff divisions of the business units. Financial services are provided by the Bank and other subsidiaries of the Corporation through offices in 18 U.S. states. The majority of those offices are leased. The Bank’s primary U.S. operations are located in five facilities: a 555,000 square foot leased facility at 801 South Canal Street in Chicago; a leased computer data center located in a 405,000 square foot facility at 840 South Canal Street in Chicago, which was sold in the fourth quarter 2010 and will be vacated in third quarter 2011; 200,000 square feet at 231 South LaSalle Street in Chicago in a sublease arrangement that commenced in first quarter 2011; and two Bank-owned supplementary operations/data center buildings of 65,000 and 73,000 square feet located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. Additional support and operations activity originates from Bangalore, where we lease approximately 330,000 square feet in two facilities. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia Pacific region, and the Middle East, most of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices, or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 8 – Buildings and Equipment and Note 9 – Lease Commitments on pages 87-88 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information presented in Note 24—Contingent Liabilities beginning on pages 104-105 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010 is incorporated herein by reference.

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

On August 24, 2010, a lawsuit (hereinafter referred to as the “Securities Class Action”) was filed in federal court in the Northern District of Illinois against the Corporation and three of its present or former officers, including the present and former Chief Executive Officers of the Corporation, on behalf of a purported class of purchasers of Northern Trust Corporation stock during the period from October 17, 2007 to October 20, 2009. The complaint alleges that during the purported class period the defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly taking insufficient provisions for credit losses with respect to the Corporation’s commercial real estate loan portfolio and failing to make sufficient disclosures regarding its securities lending business. Plaintiff seeks compensatory damages in an unspecified amount. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Item 4—Removed and Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 127 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 29 – Restrictions on Subsidiary Dividends and Loans or Advances on pages 113-114 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2010 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2010	2,700	49.20	2,700
November 1 – 30, 2010	8,645	48.57	8,645
December 1 – 31, 2010	7,392	49.46	7,392

Total (Fourth Quarter)	18,737	49.02	18,737	7,179,281

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 27, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 22 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 66 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 60 through 63 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2010 Annual Report Page(s)

Consolidated Balance Sheet—December 31, 2010 and 2009	68

Consolidated Statement of Income—Years Ended December 31, 2010, 2009, and 2008	69

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2010, 2009, and 2008	69

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2010, 2009, and 2008	70

Consolidated Statement of Cash Flows—Years Ended December 31, 2010, 2009, and 2008	71

For Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2010 and 2009	124

Condensed Statement of Income—Years Ended December 31, 2010, 2009, and 2008	124

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2010, 2009, and 2008	69

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2010, 2009, and 2008	70

Condensed Statement of Cash Flows—Years Ended December 31, 2010, 2009, and 2008	125

Notes to Consolidated Financial Statements	72-125
Report of Independent Registered Public Accounting Firm	126

The section titled “Quarterly Financial Data” on page 127 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 66 and 67 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership of the Board and Management – Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive 2010 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance – Code of Business Conduct and Ethics” section of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to the “Corporate Governance – Director Nominations and Qualifications” section of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information – Audit Committee” section of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the following sections of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011: (a) the “Executive Compensation – Compensation and Benefits Committee Report” section, (b) the “Corporate Governance – Compensation Committee Interlocks and Insider Participation” section, and (c) the “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Potential Payments upon Termination of Employment or a Change in Control,” and “Director Compensation” subsections of the “Compensation and Discussion Analysis” section.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership of the Board and Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011. From time to time members of senior management and other executives of the Corporation may enter into stock trading plans under Rule 10b5-1, including plans that provide for the sale of Corporation stock. The Corporation undertakes no obligation to disclose the existence of any particular plan or any change, termination or expiration of any Rule 10b5-1 plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transaction Policy” sections of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2011.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Ratification of Independent Registered Public Accounting Firm – Fees of Independent Public Accounting Firm” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” sections of the Corporation’s definitive 2011 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2011.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2010 and 2009.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2010, 2009, and 2008.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2010 and 2009.

Consolidated Statement of Income—Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statement of Cash Flows—Years Ended December 31, 2010, 2009, and 2008.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2010 and 2009.

Condensed Statement of Income—Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2010, 2009, and 2008.

Condensed Statement of Cash Flows—Years Ended December 31, 2010, 2009, and 2008.

The Notes to Consolidated Financial Statements as of December 31, 2010 incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2010 pertains to the consolidated financial statements listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

The exhibits listed on the Exhibit Index beginning on page 44 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

Northern Trust Corporation
(Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Frederick H. Waddell	Chairman, President and Chief Executive Officer
Frederick H. Waddell

/s/ William L. Morrison	Executive Vice President and Chief Financial Officer
William L. Morrison

/s/ Aileen B. Blake	Executive Vice President and Controller
Aileen B. Blake	(Chief Accounting Officer)

Frederick H. Waddell	Chairman and Director	)
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)	/s/ Kelly R. Welsh
Robert W. Lane	Director	)	Kelly R. Welsh
Robert C. McCormack	Director	)	Attorney-in-Fact
Edward J. Mooney	Director	)
John W. Rowe	Director	)
David H. B. Smith, Jr.	Director	)
William D. Smithburg	Director	)
Enrique J. Sosa	Director	)
Charles A. Tribbett III	Director	)
Date: February 25, 2011

EXHIBIT INDEX

Exhibit Number		Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith

(3)	Articles of Incorporation and By-laws

	(i)	Restated Certificate of Incorporation of Northern Trust Corporation as amended to date	(13)
	(ii)	By-laws as amended to date	(23)

(4)	Instruments Defining the Rights of Security Holders

	(i)	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate)	(9)
	(ii)	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate)	(10)
	(iii)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate)	(9)
	(iv)	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate)	(10)
	(v)	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee	(1)
	(vi)	Amended Certificate of Designations of Series A Junior Participating Preferred Stock dated October 29, 1999	(7)
	(vii)	Fiscal Agency Agreement dated March 11, 2005 by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise, and Brown Shipley & Co. Limited as Paying Agents	(12)
	(viii)	Indenture dated as of August 15, 2006 between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee	(14)
	(ix)	Form of 5.30% Note due 2011	(14)
	(x)	Form of 5.20% Note due 2012	(16)
	(xi)	Form of 5.50% Note due 2013	(18)
	(xii)	Form of 4.625% Note due 2014	(22)
	(xiii)	Form of 3.450% Note due 2020	(27)

(10)	Material Contracts

	(i)	Deferred Compensation Plans Trust Agreement dated May 11, 1998 between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A. and effective June 1, 2009, was succeeded by Evercore Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan**	(3)
		(1) Amendment dated August 31, 1999	(6)
		(2) Amendment dated as of May 16, 2000	(8)
	(ii)	Northern Trust Corporation Supplemental Employee Stock Ownership Plan (As Amended and Restated Effective as of January 1, 2008)**	(20)
	(iii)	Northern Trust Corporation Supplemental Thrift-Incentive Plan (As Amended and Restated Effective as of January 1, 2008)**	(20)
		(1) Amendment Number One dated October 29, 2009 and effective January 1, 2010	(24)
	(iv)	Northern Trust Corporation Supplemental Pension Plan (As Amended and Restated Effective January 1, 2009)**	(20)
	(v)	Northern Trust Corporation Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008)**	(20)
	(vi)	Amended 1992 Incentive Stock Plan**	(2)
		(1) Amendment dated January 20, 1998	(5)
		(2) Amendment dated September 15, 1998	(5)
		(3) Amendment dated May 18, 1999	(5)
		(4) Amendment dated September 25, 2001	(9)
	(vii)	Amended and Restated Northern Trust Corporation 2002 Stock Plan (Effective as of	(20)

Exhibit Number		Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith
		January 1, 2008)**
		(1) Form of Stock Option Terms and Conditions**	(21)
		(2) Form of Stock Award Agreement**	(11)
		(3) Form of Stock Unit Award Terms and Conditions**	(21)
		(4) Form of Addendum to Award Agreement**	(11)
		(5) Form of Non-Solicitation Agreement and Confidentiality Agreement**	(21)
		(6) Form of Director Stock Agreement**	(20)
		(7) Form of Director Prorated Stock Agreement**	(20)
		(8) Form of Performance Stock Unit Award	(17)
		(9) 2010 Form of Stock Option Terms and Conditions**	(24)
		(10) 2010 Form of Restricted Stock Unit Terms and Conditions**	(24)
		(11) 2010 Form of Cash-Settled Stock Unit Award**	(24)
		(12) 2010 Form of Director Stock Agreement**	(25)
		(13) 2010 Form of Prorated Director Stock Agreement**	(24)
		(14) 2010 Form of New Director Stock Agreement**	(25)
	(viii)	Northern Trust Corporation Management Performance Plan (as amended and restated effective July 15, 2008)**	(19)
	(ix)	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors**	(4)
	(x)	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors As Amended and Restated (Effective as of January 1, 2008)**	(20)
		(1) First Amendment dated October 20, 2009	(24)
	(xi)	Form of Employment Security Agreement (Tier 1)**	(15)
	(xii)	Form of Employment Security Agreement (Tier 2)**	(26)
	(xiii)	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(1)
	(xiv)	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(1)
	(xv)	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein	(2)
	(xvi)	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee	(2)
	(xvii)	Northern Trust Corporation Severance Plan, As Amended and Restated Effective January 1, 2009**	(21)
	(xviii)	Northern Partners Incentive Plans
		(1) North American Plan (As Amended and Restated Effective as of November 1, 2010)**	Filed Herewith
		(2) EMEA Plan (As Amended and Restated Effective as of November 1, 2010)**	Filed Herewith
		(3) APAC Plan (As Amended and Restated Effective as of November 1, 2010)**	Filed Herewith
	(xix)	Amended and Restated Northern Trust Company Thrift-Incentive Plan effective as of January 1, 2010**	Filed Herewith
	(xx)	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan (As Amended and Restated Effective January 1, 2008)	(17)
	(xxi)	Letter Agreement with William A. Osborn, dated October 20, 2009	(24)

(13)	2010 Annual Report to Stockholders		Filed Herewith

(14)	Code of Ethics		(28)

Exhibit Number	Description	Exhibit Incorporated by Reference to Exhibit of Same Name in Prior Filing* or Filed Herewith

(21)	Subsidiaries of the Registrant	Filed Herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31)	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(99)	Corporate Governance Guidelines	(23)

(101)

Interactive Data File

(i) Includes the following financial and related information from Northern Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet, (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income, (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.

Filed Herewith

*	Prior Filings (File No. 0-5965)
(1)	Form 8-K dated January 16, 1997
(2)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
(4)	Annual Report on Form 10-K for the year ended December 31, 1998
(5)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
(6)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(7)	Annual Report on Form 10-K for the year ended December 31, 1999
(8)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(9)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(10)	Annual Report on Form 10-K for the year ended December 31, 2002
(11)	Form 8-K dated February 15, 2005
(12)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(13)	Form 8-K dated April 18, 2006
(14)	Form 8-K dated August 23, 2006
(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
(16)	Form 8-K dated November 6, 2007
(17)	Annual Report on Form 10-K for the year ended December 31, 2007
(18)	Form 8-K dated August 6, 2008
(19)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
(20)	Annual Report on Form 10-K for the year ended December 31, 2008
(21)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
(22)	Form 8-K dated April 28, 2009
(23)	Form 8-K dated February 17, 2010
(24)	Annual Report on Form 10-K for the year ended December 31, 2009
(25)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(26)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010
(27)	Form 8-K dated November 4, 2010
(28)	Form 8-K dated November 17, 2010
**	Denotes management contract or compensatory plan or arrangement

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