Form 10-Q
period 2011-03-31
NORTHERN TRUST CORP
filed 2011-04-29
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

241,803,134 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2011)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2011	December 31 2010
	(Unaudited)
Assets
Cash and Due from Banks	$3,592.8	$2,818.0
Federal Funds Sold and Securities Purchased under Agreements to Resell	90.2	160.1
Interest Bearing Deposits with Banks	16,891.5	15,351.3
Federal Reserve Deposits and Other Interest-Bearing	15,080.5	10,924.6
Securities
Available for Sale	21,887.3	19,901.9
Held to Maturity (Fair value of $911.8 and $941.8)	896.5	922.2
Trading Account	5.6	6.8

Total Securities	22,789.4	20,830.9

Loans and Leases
Commercial	11,632.5	11,613.4
Personal	16,255.0	16,518.6

Total Loans and Leases (Net of unearned income of $452.2 and $456.8)	27,887.5	28,132.0

Allowance for Credit Losses Assigned to Loans and Leases	(313.5)	(319.6)
Buildings and Equipment	494.7	504.5
Client Security Settlement Receivables	1,304.0	701.3
Goodwill	405.8	400.9
Other Assets	4,456.3	4,339.9

Total Assets	$92,679.2	$83,843.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$9,115.7	$7,658.9
Savings and Money Market	14,147.3	14,208.7
Savings Certificates and Other Time	3,765.2	3,913.0
Non U.S. Offices – Noninterest-Bearing	2,969.7	2,942.7
– Interest-Bearing	41,077.5	35,472.4

Total Deposits	71,075.4	64,195.7
Federal Funds Purchased	4,364.3	3,691.7
Securities Sold Under Agreements to Repurchase	798.5	954.4
Other Borrowings	2,135.1	347.7
Senior Notes	1,890.6	1,896.1
Long-Term Debt	2,538.2	2,729.3
Floating Rate Capital Debt	276.9	276.9
Other Liabilities	2,672.0	2,921.8

Total Liabilities	85,751.0	77,013.6

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 241,803,134 and 242,268,903	408.6	408.6
Additional Paid-In Capital	932.8	920.0
Retained Earnings	6,054.5	5,972.1
Accumulated Other Comprehensive Loss	(279.6)	(305.3)
Treasury Stock (3,368,390 and 2,902,621, at cost)	(188.1)	(165.1)

Total Stockholders’ Equity	6,928.2	6,830.3

Total Liabilities and Stockholders’ Equity	$92,679.2	$83,843.9

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$514.9	$515.1
Foreign Exchange Trading Income	84.8	79.7
Treasury Management Fees	18.6	20.1
Security Commissions and Trading Income	15.0	13.3
Other Operating Income	35.7	39.0
Investment Security Gains (Losses), net (1)	(5.5)	.3

Total Noninterest Income	663.5	667.5

Net Interest Income
Interest Income	347.1	314.3
Interest Expense	112.7	83.9

Net Interest Income	234.4	230.4
Provision for Credit Losses	15.0	40.0

Net Interest Income after Provision for Credit Losses	219.4	190.4

Noninterest Expense
Compensation	294.0	274.7
Employee Benefits	54.8	63.1
Outside Services	124.0	105.6
Equipment and Software	73.4	66.6
Occupancy	42.6	42.7
Visa Indemnification Benefit	(10.1)	—
Other Operating Expense	74.2	67.0

Total Noninterest Expense	652.9	619.7

Income before Income Taxes	230.0	238.2
Provision for Income Taxes	79.0	81.0

Net Income	$151.0	$157.2

Net Income Applicable to Common Stock	$151.0	$157.2

Per Common Share
Net Income – Basic	$.62	$.65
– Diluted	.61	.64
Cash Dividends Declared	.28	.28

Average Number of Common Shares Outstanding – Basic	242,126,162	241,724,178
– Diluted	242,969,629	242,513,391

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2011	2010
Net Income	$151.0	$157.2
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	3.4	12.7
Net Unrealized Gains on Cash Flow Hedges	9.0	21.6
Foreign Currency Translation Adjustments	7.2	(11.4)
Pension and Other Postretirement Benefit Adjustments	6.1	6.2

Other Comprehensive Income	25.7	29.1

Comprehensive Income	$176.7	$186.3

(1) Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$.1	$—
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	(5.2)	—
Other Security Gains (Losses), net	(.4)	.3

Investment Security Gains (Losses), net	$(5.5)	$.3

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31
(In Millions)	2011	2010
Common Stock
Balance at January 1 and March 31	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	920.0	888.3
Treasury Stock Transactions – Stock Options and Awards	(9.5)	(10.8)
Stock Options and Awards – Amortization	22.8	17.5
Stock Options and Awards – Tax Benefits	(.5)	.2

Balance at March 31	932.8	895.2

Retained Earnings
Balance at January 1	5,972.1	5,576.0
Net Income	151.0	157.2
Dividends Declared – Common Stock	(68.5)	(68.2)

Balance at March 31	6,054.6	5,665.0

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(305.3)	(361.6)
Net Unrealized Gains on Securities Available for Sale	3.4	12.7
Net Unrealized Gains on Cash Flow Hedges	9.0	21.6
Foreign Currency Translation Adjustments	7.2	(11.4)
Pension and Other Postretirement Benefit Adjustments	6.1	6.2

Balance at March 31	(279.6)	(332.5)

Treasury Stock
Balance at January 1	(165.1)	(199.2)
Stock Options and Awards	13.3	13.8
Stock Purchased	(36.4)	(3.8)

Balance at March 31	(188.2)	(189.2)

Total Stockholders’ Equity at March 31	$6,928.2	$6,447.1

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months
	Ended March 31
(In Millions)	2011	2010
Cash Flows from Operating Activities:
Net Income	$151.0	$157.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	5.5	(.3)
Amortization and Accretion of Securities and Unearned Income	(9.0)	(13.6)
Provision for Credit Losses	15.0	40.0
Depreciation on Buildings and Equipment	22.2	22.4
Amortization of Computer Software	38.0	32.8
Amortization of Intangibles	3.3	4.0
Qualified Pension Plan Contribution	(10.6)	(20.0)
Visa Indemnification Charges	(10.1)	(56.1)
(Increase) Decrease in Receivables	(34.9)	.3
Decrease in Interest Payable	(11.8)	(18.4)
Changes in Derivative Instrument (Gains) Losses, net	(53.2)	(320.0)
Other Operating Activities, net	(32.5)	206.5

Net Cash Provided by Operating Activities	72.9	34.8

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	70.0	99.6
Net Increase in Interest-Bearing Deposits with Banks	(1,540.2)	(3,034.1)
Net (Increase) Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	(4,155.9)	8,080.2
Purchases of Securities – Held to Maturity	(48.0)	(224.1)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	67.2	215.8
Purchases of Securities – Available for Sale	(6,597.4)	(4,100.4)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	4,588.2	4,338.5
Net (Increase) Decrease in Loans and Leases	201.5	(195.5)
Purchases of Buildings and Equipment, net	(8.9)	(19.4)
Purchases and Development of Computer Software	(69.0)	(61.0)
Net Increase in Client Security Settlement Receivables	(602.8)	(175.8)
Other Investing Activities, net	89.6	582.2

Net Cash Provided (Used in) by Investing Activities	(8,005.7)	5,506.0

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	6,879.7	(846.1)
Net Increase (Decrease) in Federal Funds Purchased	672.7	(2,910.4)
Net Decrease in Securities Sold under Agreements to Repurchase	(156.0)	(364.5)
Net Increase (Decrease) in Short-Term Other Borrowings	878.0	(459.6)
Proceeds from Term Federal Funds Purchased	2,800.0	6,196.0
Repayments of Term Federal Funds Purchased	(2,119.0)	(6,772.0)
Proceeds from Senior Notes and Long-Term Debt	16.1	—
Repayments of Senior Notes and Long-Term Debt	(208.0)	(256.5)
Treasury Stock Purchased	(36.2)	(3.8)
Net Proceeds from Stock Options	26.4	4.0
Cash Dividends Paid on Common Stock	(68.6)	(67.7)
Other Financing Activities, net	(.5)	114.7

Net Cash Provided by (Used in) Financing Activities	8,684.6	(5,365.9)

Effect of Foreign Currency Exchange Rates on Cash	23.0	(15.0)

Increase in Cash and Due from Banks	774.8	159.9
Cash and Due from Banks at Beginning of Year	2,818.0	2,491.8

Cash and Due from Banks at End of Period	$3,592.8	$2,651.7

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$124.5	$102.3
Income Taxes Paid (Refunded)	11.3	(58.5)
Transfers from Loans to OREO	24.3	20.3

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2011 and 2010, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain prior period balances have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2010 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The ASU provides clarifying guidance, related to the determination of whether a debtor has granted a concession to a borrower and whether a borrower is experiencing financial difficulty, in an effort to increase the consistency of the application of existing U.S. generally accepted accounting principles (GAAP). The provisions of the ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The impact on the allowance for credit losses as a result of the identification of additional troubled debt restructurings, if any, is to be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Adoption of this ASU is not expected to have a material impact on Northern Trust’s consolidated financial position or results of operations.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation.

Level 1 – Quoted, active market prices for identical assets or liabilities.

Northern Trust’s Level 1 assets and liabilities include available for sale investments in U.S. treasury securities and U.S. treasury securities held to fund employee benefit and deferred compensation obligations.

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

Level 2 assets and liabilities also include derivative contracts which are valued using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect the contractual terms of the contracts. Observable inputs include foreign exchange rates and interest rates for foreign exchange contracts; credit spreads, default probabilities, and recovery rates for credit default swap contracts; interest rates for interest rate swap contracts and forward contracts; and interest rates and volatility inputs for interest rate option contracts. Northern Trust evaluates the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered include the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments have not been considered material. Level 2 other assets represent investments in mutual and collective trust funds held to fund employee benefit and deferred compensation obligations. These investments are valued at the funds’ net asset values based on a market approach.

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate their fair value, Northern Trust developed an internal income-based model. The lack of activity in the auction rate security market has resulted in a lack of observable market inputs to incorporate within the model. Therefore, significant inputs to the model include Northern Trust’s own assumptions about future cash flows and appropriate discount rates, both adjusted for credit and liquidity factors. In developing these assumptions, Northern Trust incorporated the contractual terms of the securities, the types of collateral, any credit enhancements available, and relevant market data, where available. Level 3 liabilities include financial guarantees relating to standby letters of credit and a net estimated liability for certain indemnification obligations related to litigation involving Visa Inc. (Visa). Northern Trust’s recorded liability for standby letters of credit, reflecting the obligation it has undertaken, is measured as the amount of unamortized fees on these instruments. The fair value of the net estimated liability for Visa related indemnifications is based on a market approach, but requires management to exercise significant judgment given the limited number of market transactions involving identical or comparable liabilities.

Notes to Consolidated Financial Statements (continued)

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

The following presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting*	Assets/Liabilities at Fair Value
March 31, 2011
Securities
Available for Sale
U.S. Government	$982.0	$—	$—	$—	$982.0
Obligations of States and Political Subdivisions	—	48.8	—	—	48.8
Government Sponsored Agency	—	13,149.9	—	—	13,149.9
Corporate Debt	—	2,557.1	—	—	2,557.1
Non-U.S. Government	—	552.8	—	—	552.8
Residential Mortgage-Backed	—	233.4	—	—	233.4
Other Asset-Backed	—	1,698.1	—	—	1,698.1
Certificates of Deposit	—	1,585.8	—	—	1,585.8
Auction Rate	—	—	285.3	—	285.3
Other	—	794.1	—	—	794.1

Total	982.0	20,620.0	285.3	—	21,887.3

Trading Account	—	5.6	—	—	5.6

Total	982.0	20,625.6	285.3	—	21,892.9

Other Assets
Derivatives
Foreign Exchange Contracts	—	4,973.8	—	—	4,973.8
Interest Rate Swap Contracts	—	257.1	—	—	257.1
Interest Rate Option Contracts	—	.1	—	—	.1
Credit Default Swap Contracts	—	—	—	—	—
Forward Contracts	—	.1	—	—	.1

Total	—	5,231.1	—	(4,151.2)	1,079.9

All Other	75.0	41.0	—	—	116.0

Total	75.0	5,272.1	—	(4,151.2)	1,195.9

Total Assets at Fair Value	$1,057.0	$25,897.7	$285.3	$(4,151.2)	$23,088.8

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$4,902.2	$—	$—	$4,902.2
Interest Rate Swap Contracts	—	143.8	—	—	143.8
Interest Rate Option Contracts	—	—	—	—	—
Credit Default Swap Contracts	—	2.5	—	—	2.5
Forward Contracts	—	—	—	—	—

Total	—	5,048.5	—	(3,727.8)	1,320.7

All Other	—	—	49.2	—	49.2

Total Liabilities at Fair Value	$—	$5,048.5	$49.2	$(3,727.8)	$1,369.9

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of March 31, 2011, derivative assets and liabilities shown above also include reductions of $2,655.4 million and $2,232.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

					Assets/Liabilities
(In Millions)	Level 1	Level 2	Level 3	Netting*	at Fair Value
December 31, 2010
Securities
Available for Sale
U.S. Government	$658.4	$—	$—	$—	$658.4
Obligations of States and Political Subdivisions	—	36.3	—	—	36.3
Government Sponsored Agency	—	11,970.7	—	—	11,970.7
Corporate Debt	—	2,554.0	—	—	2,554.0
Non-U.S. Government	—	440.6	—	—	440.6
Residential Mortgage-Backed	—	254.6	—	—	254.6
Other Asset-Backed	—	1,605.7	—	—	1,605.7
Certificates of Deposit	—	1,402.5	—	—	1,402.5
Auction Rate	—	—	367.8	—	367.8
Other	—	611.3	—	—	611.3

Total	658.4	18,875.7	367.8	—	19,901.9

Trading Account	—	6.8	—	—	6.8

Total	658.4	18,882.5	367.8	—	19,908.7

Other Assets
Derivatives
Foreign Exchange Contracts	—	5,792.8	—	—	5,792.8
Interest Rate Swap Contracts	—	285.8	—	—	285.8
Interest Rate Option Contracts	—	.1	—	—	.1
Credit Default Swap Contracts	—	—	—	—	—
Forward Contracts	—	.5	—	—	.5

Total	—	6,079.2	—	(4,770.9)	1,308.3

All Other	65.9	37.4	—	—	103.3

Total	65.9	6,116.6	—	(4,770.9)	1,411.6

Total Assets at Fair Value	$724.3	$24,999.1	$367.8	$(4,770.9)	$21,320.3

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$5,781.3	$—	$—	$5,781.3
Interest Rate Swap Contracts	—	163.7	—	—	163.7
Interest Rate Option Contracts	—	.1	—	—	.1
Credit Default Swap Contracts	—	2.8	—	—	2.8
Forward Contracts	—	.2	—	—	.2

Total	—	5,948.1	—	(4,106.4)	1,841.7

All Other	—	—	58.6	—	58.6

Total Liabilities at Fair Value	$—	$5,948.1	$58.6	$(4,106.4)	$1,900.3

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2010, derivative assets and liabilities shown above also include reductions of $2,952.7 million and $2,288.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 assets for the three months ended March 31, 2011 and 2010.

	Securities
(In Millions)	Available for Sale *
Three Months Ended March 31	2011	2010
Fair Value at January 1	$367.8	$427.7
Total Realized and Unrealized
Losses (Gains) Included in Earnings	(4.4)	(.5)
Gains (Losses) Included in Other Comprehensive Income	(6.4)	(7.9)
Purchases, Issuances, Sales, and Settlements
Sales	(1.5)	(.3)
Settlements	(70.2)	(7.3)

Fair Value at March 31	$285.3	$411.7

*	Balances relate to auction rate securities.

Northern Trust purchased certain illiquid auction rate securities from clients in 2008 which were recorded at their purchase date fair values and designated as available for sale securities. Subsequent to their purchase, the securities are reported at fair value and unrealized gains and losses are credited or charged, net of the tax effect, to accumulated other comprehensive income (AOCI). As of March 31, 2011 and December 31, 2010, the net unrealized gain related to these securities was $4.4 million ($2.8 million net of tax) and $10.8 million ($6.8 million net of tax), respectively. Realized gains for the three month period ended March 31, 2011 of $4.4 million include $4.3 million from redemptions by issuers and $.1 million from sales of securities. Realized gains for the three month period ended March 31, 2010 of $.5 million represent redemptions by issuers. Gains on redemptions and sales are included in interest income and securities gains (losses), net, respectively, within the consolidated statement of income.

The following presents the changes in Level 3 liabilities for the three months ended March 31, 2011 and 2010.

(In Millions)	Other Liabilities *
Three Months Ended March 31	2011	2010
Fair Value at January 1	$58.6	$94.4
Total Realized and Unrealized (Gains) Losses
Included in Earnings	(1.6)	(2.2)
Included in Other Comprehensive Income	—	—
Purchases, Issuances, Sales, and Settlements
Issuances	2.5	.5
Settlements	(10.3)	(.3)

Fair Value at March 31	$49.2	$92.4

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at March 31	—	—

*	Balances relate to standby letters of credit and the net estimated liability for Visa related indemnifications.

Notes to Consolidated Financial Statements (continued)

All realized and unrealized gains and losses related to Level 3 liabilities are included in other operating income or other operating expenses with the exception of those related to the Visa indemnification liability, which have been presented separately in the consolidated statement of income.

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.

The following provides information regarding those assets measured at fair value on a nonrecurring basis at March 31, 2011 and 2010, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
Loans (1)	$—	$—	$80.7	$80.7
Other Real Estate Owned (2)	—	—	13.9	13.9

Total Assets at Fair Value	$—	$—	$94.6	$94.6

March 31, 2010
Loans (1)	$—	$—	$67.8	$67.8
Other Real Estate Owned (2)	—	—	.4	.4

Total Assets at Fair Value	$—	$—	$68.2	$68.2

(1)	Northern Trust provided an additional $3.1 million and $13.8 million of specific reserves to reduce the fair value of these loans during the three months ended March 31, 2011 and 2010, respectively.
(2)	Northern Trust charged $.3 million through other operating expenses during the three months ended March 31, 2011 to reduce the fair values of Other Real Estate Owned (OREO) properties. There were no charges recorded through other operating expenses during the three months ended March 31, 2010.

The fair values of loan collateral and OREO properties were estimated using a market approach typically supported by third party appraisals, and were subject to adjustments to reflect management’s judgment as to their realizable value.

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

Loans (Excluding Lease Receivables). The fair value of the loan portfolio was estimated using a discounted cash flow methodology based on current market rates offered by Northern Trust as of the date of the consolidated financial statements. The fair values of all loans were adjusted to reflect current assessments of loan collectibility.

Federal Reserve and Federal Home Loan Bank Stock. The fair values of Federal Reserve and Federal Home Loan Bank stock are equal to their carrying values which represent redemption value.

Affordable Housing Investments. Affordable housing investments are valued at cost, which approximates fair value.

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

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and federal reserve deposits and other interest-bearing assets; client security settlement receivables; federal funds purchased; securities sold under agreements to repurchase; and other borrowings (includes term federal funds purchased, and other short-term borrowings). As required by GAAP, the fair values required to be disclosed for demand, noninterest-bearing, savings, and money market deposits must equal the amounts disclosed in the consolidated balance sheet, even though such deposits are typically priced at a premium in banking industry consolidations.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair values of financial instruments.

	March 31, 2011		December 31, 2010
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$3,592.8	$3,592.8	$2,818.0	$2,818.0
Federal Funds Sold and Resell Agreements	90.2	90.2	160.1	160.1
Interest-Bearing Deposits with Banks	16,891.5	16,891.5	15,351.3	15,351.3
Federal Reserve Deposits and Other
Interest-Bearing	15,080.5	15,080.5	10,924.6	10,924.6
Securities
Available for Sale	21,887.3	21,887.3	19,901.9	19,901.9
Held to Maturity	896.5	911.8	922.2	941.8
Trading Account	5.6	5.6	6.8	6.8
Loans (excluding Leases)
Held for Investment	26,523.0	26,536.3	26,747.8	26,814.2
Held for Sale	.8	.8	2.2	2.2
Client Security Settlement Receivables	1,304.0	1,304.0	701.3	701.3
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	184.9	184.9	185.5	185.5
Affordable Housing Investments	272.9	272.9	265.4	265.4
Liabilities
Deposits
Demand, Noninterest-Bearing, and Savings and Money Market	$26,232.7	$26,232.7	$24,810.3	$24,810.3
Savings Certificates, Other Time and Non U. S. Offices Interest-Bearing	44,842.7	44,504.8	39,385.4	39,402.1
Federal Funds Purchased	4,364.3	4,364.3	3,691.7	3,691.7
Securities Sold under Agreements to Repurchase	798.5	798.5	954.4	954.4
Other Borrowings	2,135.1	2,135.1	347.7	347.7
Senior Notes	1,890.6	1,920.4	1,896.1	1,936.5
Long Term Debt (excluding Leases):
Subordinated Debt	999.5	1,029.3	1,148.7	1,177.2
Federal Home Loan Bank Borrowings	1,491.4	1,539.1	1,532.5	1,613.5
Floating Rate Capital Debt	276.9	228.4	276.9	223.2
Financial Guarantees	49.2	49.2	58.6	58.6
Loan Commitments	31.8	31.8	32.4	32.4

Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	44.7	44.7	44.9	44.9
Liabilities	39.1	39.1	51.4	51.4
Interest Rate Swap Contracts
Assets	122.4	122.4	134.6	134.6
Liabilities	11.8	11.8	15.3	15.3
Credit Default Swaps
Assets	—	—	—	—
Liabilities	2.5	2.5	2.8	2.8
Forward Contracts
Assets	.1	.1	.5	.5
Liabilities	—	—	.2	.2
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,929.1	4,929.1	5,747.9	5,747.9
Liabilities	4,863.1	4,863.1	5,729.9	5,729.9
Interest Rate Swap Contracts
Assets	134.7	134.7	151.2	151.2
Liabilities	132.0	132.0	148.4	148.4
Interest Rate Option Contracts
Assets	.1	.1	.1	.1
Liabilities	—	—	.1	.1

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at March 31, 2011 and December 31, 2010.

Securities Available for Sale	March 31, 2011
(In Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government	$994.5	$.3	$12.8	$982.0
Obligations of States and Political Subdivisions	48.0	.8	—	48.8
Government Sponsored Agency	13,118.3	45.2	13.6	13,149.9
Corporate Debt	2,550.0	8.7	1.6	2,557.1
Non-U.S. Government Debt	552.8	—	—	552.8
Residential Mortgage-Backed	278.7	.5	45.8	233.4
Other Asset-Backed	1,698.6	2.1	2.6	1,698.1
Certificates of Deposit	1,585.8	—	—	1,585.8
Auction Rate	280.9	10.1	5.7	285.3
Other	793.3	4.5	3.7	794.1

Total	$21,900.9	$72.2	$85.8	$21,887.3

Securities Held to Maturity	March 31, 2011
(In Millions)	Book Value	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of States and Political Subdivisions	$606.5	$23.4	$.4	$629.5
Government Sponsored Agency	167.3	3.6	.3	170.6
Other	122.7	.1	11.1	111.7

Total	$896.5	$27.1	$11.8	$911.8

Securities Available for Sale	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$667.2	$1.0	$9.8	$658.4
Obligations of States and Political Subdivisions	35.4	.9	—	36.3
Government Sponsored Agency	11,937.0	47.0	13.3	11,970.7
Corporate Debt	2,547.7	7.8	1.5	2,554.0
Non-U.S. Government Debt	440.6	—	—	440.6
Residential Mortgage-Backed	308.0	.9	54.3	254.6
Other Asset-Backed	1,606.5	1.5	2.3	1,605.7
Certificates of Deposit	1,402.5	—	—	1,402.5
Auction Rate	357.0	14.2	3.4	367.8
Other	610.8	4.2	3.7	611.3

Total	$19,912.7	$77.5	$88.3	$19,901.9

Securities Held to Maturity	December 31, 2010
	Book Value	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$635.0	$26.2	$.4	$660.8
Government Sponsored Agency	169.3	4.6	.2	173.7
Other	117.9	—	10.6	107.3

Total	$922.2	$30.8	$11.2	$941.8

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of March 31, 2011.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,859.2	$8,848.5
Due After One Year Through Five Years	11,859.5	11,856.7
Due After Five Years Through Ten Years	760.6	762.1
Due After Ten Years	421.6	420.0

Total	21,900.9	21,887.3

Held to Maturity
Due in One Year or Less	161.7	163.1
Due After One Year Through Five Years	410.6	420.7
Due After Five Years Through Ten Years	293.5	301.2
Due After Ten Years	30.7	26.8

Total	$896.5	$911.8

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Losses totaling $5.5 million were recognized for the three months ended March 31, 2011 and included $5.1 million recorded in connection with the write down of residential mortgage-backed securities that were determined to be other-than-temporarily impaired. There were no investment security losses recognized for the three months ended March 31, 2010. There were no realized security gains for the three months ended March 31, 2011. Realized security gains for the three months ended March 31, 2010 totaled $.3 million.

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of March 31, 2011 and December 31, 2010.

Securities with Unrealized Losses as of March 31, 2011	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$782.5	$12.8	$—	$—	$782.5	$12.8
Obligations of States and Political Subdivisions	3.2	—	2.8	.4	6.0	.4
Government Sponsored Agency	2,836.4	11.9	331.5	2.0	3,167.9	13.9
Corporate Debt	271.2	1.4	250.3	.2	521.5	1.6
Residential Mortgage-Backed	—	—	226.7	45.8	226.7	45.8
Other Asset-Backed	552.9	1.7	78.6	.9	631.5	2.6
Auction Rate	70.5	2.9	55.0	2.8	125.5	5.7
Other	378.7	5.1	44.7	9.7	423.4	14.8

Total	$4,895.4	$35.8	$989.6	$61.8	$5,885.0	$97.6

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2010	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$492.9	$9.8	$—	$—	$492.9	$9.8
Obligations of States and Political Subdivisions	3.0	—	3.2	.4	6.2	.4
Government Sponsored Agency	980.7	11.0	328.7	2.5	1,309.4	13.5
Corporate Debt	930.6	1.1	475.2	.4	1,405.8	1.5
Residential Mortgage-Backed	—	—	248.8	54.3	248.8	54.3
Other Asset-Backed	513.5	2.2	27.0	.1	540.5	2.3
Auction Rate	77.6	3.3	.7	.1	78.3	3.4
Other	482.2	6.8	36.5	7.5	518.7	14.3

Total	$3,480.5	$34.2	$1,120.1	$65.3	$4,600.6	$99.5

As of March 31, 2011, 348 securities with a combined fair value of $5.9 billion were in an unrealized loss position, with their unrealized losses totaling $97.6 million. The majority of the unrealized losses reflect the impact of credit and liquidity spreads on the valuations of 28 residential mortgage-backed securities with unrealized losses totaling $45.8 million, all of which have been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at March 31, 2011 represented 78% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $225.7 million and $182.7 million, respectively. Securities classified as “other asset-backed” at March 31, 2011 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $13.9 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $14.8 million of unrealized losses in securities classified as “other” at March 31, 2011 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $5.7 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $1.6 million within corporate debt securities primarily reflect widened credit spreads; 87% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2011 are attributable to changes in overall market interest rates, increased credit spreads, and reduced market liquidity.

Notes to Consolidated Financial Statements (continued)

Security impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible other-than-temporary impairment (OTTI). A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is other than temporary include, but are not limited to, the length of time which the security has been impaired; the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and Northern Trust’s ability and intent not to sell, and the likelihood that it will not be required to sell, the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if OTTI has occurred.

While all securities are considered, the following describes Northern Trust’s process for identifying credit impairment within mortgage-backed securities, including residential mortgage-backed securities, the security type for which Northern Trust has previously recognized OTTI. To determine if an unrealized loss on a mortgage-backed security is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, the roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, a credit related OTTI loss is recorded to earnings equal to the difference between the two amounts.

The factors used in developing the expected loss on mortgage-backed securities vary by year of origination and type of collateral. As of March 31, 2011, the expected loss on subprime and Alt-A portfolios was developed using default roll rates ranging from 2% to 30% for underlying assets that are current and ranging from 30% to 100% for underlying assets that are 30 days or more past due as to principal and interest payments or in foreclosure. Severities of loss ranging from 35% to 85% were assumed for underlying assets that may ultimately end up in default. During the three months ended March 31, 2011, performance metrics specific to subprime and Alt-A loans experienced additional deterioration resulting in the recognition of OTTI losses of $5.1 million in connection with residential mortgage-backed securities. No OTTI losses were recorded in the three months ended March 31, 2010.

Notes to Consolidated Financial Statements (continued)

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income as well as net impairment losses recognized in earnings for the periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(In Millions)	2011	2010
Changes in Other-Than-Temporary Impairment Losses*	$.1	$—
Noncredit-related Losses Recorded in/ (Reclassified from) OCI**	(5.2)	—

Net Impairment Losses Recognized in Earnings	$(5.1)	$—

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended March 31,
(In Millions)	2011	2010
Cumulative Credit-Related Losses on Securities – Beginning of Period	$94.2	$73.0
Plus: Losses on Newly Identified Impairments	—	—
Additional Losses on Previously Identified Impairments	5.1	—

Cumulative Credit-Related Losses on Securities – End of Period	$99.3	$73.0

The table below provides information regarding debt securities held as of March 31, 2011 and December 31, 2010, for which an OTTI loss had been recognized in the period presented or previously.

	March 31,	December 31,
(In Millions)	2011	2010
Fair Value	$77.6	$79.9
Amortized Cost Basis	105.9	113.3

Noncredit-related (Losses) Recognized in OCI	(28.3)	(33.4)
Tax Effect	10.5	12.2

Amount Recorded in OCI	$(17.8)	$(21.2)

Notes to Consolidated Financial Statements (continued)

5.	Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

	March 31,	December 31,
(In Millions)	2011	2010
Commercial
Commercial and Institutional	$5,971.0	$5,914.5
Commercial Real Estate	3,193.4	3,242.4
Lease Financing, net	1,051.7	1,063.7
Non-U.S.	965.0	1,046.2
Other	451.4	346.6

Total Commercial	11,632.5	11,613.4

Personal
Residential Real Estate	10,776.5	10,854.9
Private Client	5,175.9	5,423.7
Other	302.6	240.0

Total Personal	16,255.0	16,518.6

Total Loans and Leases	27,887.5	28,132.0
Allowance for Credit Losses Assigned to Loans and Leases	(313.5)	(319.6)

Net Loans and Leases	$27,574.0	$27,812.4

Included within the non-U.S., commercial-other, and personal-other classes were short duration advances primarily related to the processing of custodied client investments that totaled $1.5 billion and $1.4 billion at March 31, 2011 and December 31, 2010, respectively. Residential real estate loans classified as held for sale totaled $.8 million at March 31, 2011 and $2.2 million at December 31, 2010 and are included in the residential real estate class.

Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics regarding the relative credit risk of loans and leases. Northern Trust utilizes a variety of credit quality indicators to assess the credit risk of loans and leases at the segment, class, and individual credit exposure levels.

As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting, management reporting, and the calculation of loss reserves and economic capital.

Risk ratings are used for ranking the credit risk of borrowers and the probability of their default. Each borrower is rated using one of a number of ratings models, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans and leases in order to capture the unique risk characteristics inherent within each particular type of credit exposure. All rating models are focused on the financial performance and condition of the borrower, including cash flows, liquidity, capital levels and financial flexibility, as applicable. The residential real estate class has a separate rating model focused primarily on borrower payment performance and delinquency status.

Notes to Consolidated Financial Statements (continued)

While the criteria vary by model, the objective is for the borrower ratings to be consistent in both the measurement and ranking of risk. Each model is calibrated to a master rating scale to support this consistency. Ratings for borrowers not in default range from “1” for the strongest credits to “7” for the weakest non-defaulted credits. Ratings of “8” or “9” are used for defaulted borrowers. Borrower risk ratings are monitored and are revised when events or circumstances indicate a change is required. Risk ratings are validated at least annually.

Loan and lease segment and class balances for March 31, 2011 and December 31, 2010 are provided below, segregated by borrower ratings into below average risk, average risk, and watch list categories.

	March 31, 2011
	Below Average	Average	Watch
(In Millions)	Risk	Risk	List	Total
Commercial
Commercial and Institutional	$2,901.2	$2,834.3	$235.5	$5,971.0
Commercial Real Estate	1,266.5	1,507.4	419.5	3,193.4
Lease Financing, net	525.1	503.3	23.3	1,051.7
Non-U.S.	509.4	431.3	24.3	965.0
Other	291.9	159.5	—	451.4

Total Commercial	5,494.1	5,435.8	702.6	11,632.5

Personal
Residential Real Estate	2,643.7	7,737.7	395.1	10,776.5
Private Client	2,977.8	2,175.9	22.2	5,175.9
Other	115.1	187.5	—	302.6

Total Personal	5,736.6	10,101.1	417.3	16,255.0

Total Loans and Leases	$11,230.7	$15,536.9	$1,119.9	$27,887.5

	December 31, 2010
	Below Average	Average	Watch
(In Millions)	Risk	Risk	List	Total
Commercial
Commercial and Institutional	$2,821.5	$2,849.8	$243.2	$5,914.5
Commercial Real Estate	1,232.8	1,594.3	415.3	3,242.4
Lease Financing, net	571.6	473.0	19.1	1,063.7
Non-U.S.	430.0	596.5	19.7	1,046.2
Other	209.5	137.1	—	346.6

Total Commercial	5,265.4	5,650.7	697.3	11,613.4

Personal
Residential Real Estate	2,896.0	7,586.9	372.0	10,854.9
Private Client	3,326.5	2,064.1	33.1	5,423.7
Other	78.1	161.9	—	240.0

Total Personal	6,300.6	9,812.9	405.1	16,518.6

Total Loans and Leases	$11,566.0	$15,463.6	$1,102.4	$28,132.0

Borrowers designated as below average risk represent exposures with borrower ratings from “1 - 3”. These credits are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little to moderate financial pressure in adverse down cycle scenarios.

Notes to Consolidated Financial Statements (continued)

Borrowers designated as average risk represent exposures with borrower ratings of “4” and “5”. These credits are expected to exhibit moderate to acceptable probabilities of default and are characterized by borrowers with less financial flexibility than those in the below average risk category. Cash flows and capital levels are generally sufficient to allow for borrowers to meet current requirements, but have reduced cushion in adverse down cycle scenarios.

Borrowers designated as watch list represent exposures with elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 - 9”. These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios.

Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans are considered past due if the required principal or interest payments have not been received as of the date such payments are due according to the contractual terms of the agreement. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income of the current period and the loan is classified as nonperforming. Loans are returned to performing status when factors indicating doubtful collectability no longer exist. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt.

The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of March 31, 2011 and December 31, 2010.

March 31, 2011
(In Millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$31.3	$14.5	$1.3	$5,871.6	$5,918.7	$52.3	$5,971.0
Commercial Real Estate	43.7	9.7	3.6	3,024.5	3,081.5	111.9	3,193.4
Lease Financing, net	—	.2	—	1,051.5	1,051.7	—	1,051.7
Non-U.S.	—	—	—	965.0	965.0	—	965.0
Other	—	—	—	451.4	451.4	—	451.4

Total Commercial	75.0	24.4	4.9	11,364.0	11,468.3	164.2	11,632.5

Personal
Residential Real Estate	82.8	19.4	5.8	10,510.5	10,618.5	158.0	10,776.5
Private Client	48.7	5.5	3.2	5,115.6	5,173.0	2.9	5,175.9
Other	—	—	—	302.6	302.6	—	302.6

Total Personal	131.5	24.9	9.0	15,928.7	16,094.1	160.9	16,255.0

Total Loans and Leases	$206.5	$49.3	$13.9	$27,292.7	$27,562.4	$325.1	$27,887.5

				Total Other Real Estate Owned		56.3

				Total Nonperforming Assets		$381.4

Notes to Consolidated Financial Statements (continued)

December 31, 2010
(In Millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$16.3	$8.2	$.8	$5,831.2	$5,856.5	$58.0	$5,914.5
Commercial Real Estate	24.2	15.7	9.4	3,076.7	3,126.0	116.4	3,242.4
Lease Financing, net	—	—	—	1,063.7	1,063.7	—	1,063.7
Non-U.S.	—	—	—	1,046.2	1,046.2	—	1,046.2
Other	—	—	—	346.6	346.6	—	346.6

Total Commercial	40.5	23.9	10.2	11,364.4	11,439.0	174.4	11,613.4

Personal
Residential Real Estate	76.1	17.2	.9	10,607.4	10,701.6	153.3	10,854.9
Private Client	35.7	13.0	1.9	5,367.8	5,418.4	5.3	5,423.7
Other	—	—	—	240.0	240.0	—	240.0

Total Personal	111.8	30.2	2.8	16,215.2	16,360.0	158.6	16,518.6

Total Loans and Leases	$152.3	$54.1	$13.0	$27,579.6	$27,799.0	$333.0	$28,132.0

				Total Other Real Estate Owned		45.5

				Total Nonperforming Assets		$378.5

The following tables provide information related to impaired loans by segment and class as of March 31, 2011 and December 31, 2010.

	March 31, 2011
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve	Average Recorded Investment	Interest Income Recognized
With no related specific reserve:
Commercial and Institutional	$17.1	$23.3	$—	$17.0	$—
Commercial Real Estate	26.8	40.8	—	25.4	.1
Residential Real Estate	106.2	122.2	—	113.3	.8
Private Client	2.0	2.2	—	2.1	—

With a related specific reserve:
Commercial and Institutional	37.0	47.5	17.9	35.2	—
Commercial Real Estate	81.7	105.0	26.3	82.6	—
Residential Real Estate	7.3	8.0	3.7	6.7	—
Private Client	3.1	3.3	.5	3.1	—

Total:
Commercial	162.6	216.6	44.2	160.2	.1
Personal	118.6	135.7	4.2	125.2	.8

Total	$281.2	$352.3	$48.4	$285.4	$.9

Notes to Consolidated Financial Statements (continued)

	December 31, 2010
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve
With no related specific reserve:
Commercial and Institutional	$17.9	$26.1	$—
Commercial Real Estate	43.7	62.4	—
Residential Real Estate	111.9	138.1	—
Private Client	3.7	3.9	—

With a related specific reserve:
Commercial and Institutional	41.7	47.8	19.8
Commercial Real Estate	77.2	88.9	29.5
Residential Real Estate	5.1	5.1	2.4

Total:
Commercial	180.5	225.2	49.3
Personal	120.7	147.1	2.4

Total	$301.2	$372.3	$51.7

A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR). All troubled debt restructurings are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific reserve is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures in accordance with applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

Impaired loans are identified through ongoing credit management activities including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other factors considered in the determination of impairment for loans and leases within the commercial and institutional, non-U.S., lease financing, and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, collateral value, market value, and other factors. Collateral value is a significant factor in identifying impairment for loans and leases within the commercial real estate and residential real estate classes.

Notes to Consolidated Financial Statements (continued)

Included within impaired loans as of March 31, 2011 and December 31, 2010 were $52.6 million and $56.3 million, respectively, of loans deemed to be TDRs. As of March 31, 2011 and December 31, 2010, there were $39.1 million and $33.4 million nonperforming TDRs, respectively and $13.5 million and $22.9 million performing TDRs, respectively. There were $8.6 million and $16.3 million of unfunded loan commitments and standby letters of credit at March 31, 2011 and December 31, 2010, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

The average recorded investment in impaired loans was $285.4 million and $212.5 million for the three months ended March 31, 2011 and 2010, respectively. Interest income that would have been recorded on nonperforming loans in accordance with their original terms totaled approximately $4.2 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively.

6. Allowance for Credit Losses

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses and subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses, which represents management’s estimate of probable losses related to specific borrower relationships and inherent in the various loan and lease portfolios, unfunded commitments, and standby letters of credit, is determined by management through a disciplined credit review process.

Northern Trust’s Loan Loss Allowance Committee assesses a common set of qualitative factors in establishing loan loss allowances for both the commercial and personal loan segments. Factors evaluated include those related to external matters, such as economic conditions and changes in collateral value, and those related to internal matters, such as changes in asset quality metrics and loan review activities. The risk characteristics of both loan segments are also evaluated and include portfolio delinquencies, percentage of portfolio on the watch list and on nonperforming status, and average borrower ratings. Loan-to-value levels are considered for collateral-secured loans and leases in both the personal and commercial segments. Borrower debt service coverage is evaluated in the personal segment, and cash flow coverage is analyzed in the commercial segment. Similar risk characteristics by type of exposure are analyzed when determining the allowance for unfunded commitments and standby letters of credit. These qualitative factors, together with historical loss rates, serve as the basis for the allowance for credit losses.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the changes in the allowance for credit losses by segment during the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
(In Millions)	Commercial	Personal	Total
Balance at Beginning of Period	$256.7	$100.6	$357.3
Charge-Offs	(20.7)	(14.7)	(35.4)
Recoveries	12.8	1.0	13.8

Net Charge-Offs	(7.9)	(13.7)	(21.6)
Provision for Credit Losses	(1.9)	16.9	15.0
Effect of Foreign Exchange Rates	.1	—	.1

Balance at End of Period	$247.0	$103.8	$350.8

Allowance for Credit Losses Assigned to:
Loans and Leases	211.4	102.1	313.5
Unfunded Commitments and Standby Letters of Credit	35.6	1.7	37.3

Total Allowance for Credit Losses	$247.0	$103.8	$350.8

	Three Months Ended March 31, 2010
(In Millions)	Commercial	Personal	Total
Balance at Beginning of Period	$252.2	$88.4	$340.6
Charge-Offs	(19.0)	(13.7)	(32.7)
Recoveries	.9	1.2	2.1

Net Charge-Offs	(18.1)	(12.5)	(30.6)
Provision for Credit Losses	26.0	14.0	40.0
Effect of Foreign Exchange Rates	—	—	—

Balance at End of Period	$260.1	$89.9	$350.0

Allowance for Credit Losses Assigned to:
Loans and Leases	232.4	88.1	320.5
Unfunded Commitments and Standby Letters of Credit	27.7	1.8	29.5

Total Allowance for Credit Losses	$260.1	$89.9	$350.0

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the balances of the allowance for credit losses and recorded investment in loans and leases by segment and class as of March 31, 2011 and December 31, 2010.

March 31, 2011
(In Millions)	Commercial	Personal	Total
Loans and Leases:
Specifically Evaluated for Impairment	$162.6	$118.6	$281.2
Evaluated for Inherent Impairment	11,469.9	16,136.4	27,606.3

Total Loans and Leases	11,632.5	16,255.0	27,887.5

Allowance for Credit Losses on Credit Exposures:
Specifically Evaluated for Impairment	56.2	4.2	60.4
Evaluated for Inherent Impairment	155.2	97.9	253.1

Allowance assigned to loans and leases	211.4	102.1	313.5
Allowance assigned to unfunded
Commitments and standby letters of credit	35.6	1.7	37.3

Total Allowance for Credit Losses	$247.0	$103.8	$350.8

December 31, 2010
(In Millions)	Commercial	Personal	Total
Loans and Leases:
Specifically Evaluated for Impairment	$180.5	$120.7	$301.2
Evaluated for Inherent Impairment	11,432.9	16,397.9	27,830.8

Total Loans and Leases	11,613.4	16,518.6	28,132.0

Allowance for Credit Losses on Credit Exposures:
Specifically Evaluated for Impairment	49.3	2.4	51.7
Evaluated for Inherent Impairment	171.4	96.5	267.9

Allowance assigned to loans and leases	220.7	98.9	319.6
Allowance assigned to unfunded
Commitments and standby letters of credit	36.0	1.7	37.7

Total Allowance for Credit Losses	$256.7	$100.6	$357.3

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, FHLB borrowings, and for other purposes. At March 31, 2011, $24.9 billion ($13.5 billion of government sponsored agency and other securities, $523.8 million of obligations of states and political subdivisions, and $10.9 billion of loans) were pledged. This compares to $23.9 billion ($12.8 billion of government sponsored agency and other securities, $576.5 million of obligations of states and political subdivisions, and $10.5 billion of loans) at December 31, 2010. Collateral required for these purposes totaled $5.0 billion on March 31, 2011. Included in the total pledged assets are available for sale securities with a total fair value of $1.0 billion which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2011 and December 31, 2010 was $74.2 million and $152.1 million, respectively. There was no repledged or sold collateral at March 31, 2011 or December 31, 2010.

Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $331.5 million and $202.4 million for the three months ended March 31, 2011 and 2010, respectively.

8. Goodwill and Other Intangibles – The carrying amounts of goodwill at March 31, 2011 and December 31, 2010 were as follows:

(In Millions)	March 31, 2011	December 31, 2010

Corporate and Institutional Services	$334.3	$329.5
Personal Financial Services	71.5	71.4

Total Goodwill	$405.8	$400.9

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at March 31, 2011 and December 31, 2010 were as follows:

(In Millions)	March 31, 2011	December 31, 2010
Gross Carrying Amount	$165.5	$164.2
Accumulated Amortization	114.3	111.0

Net Book Value	$51.2	$53.2

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Notes to Consolidated Financial Statements (continued)

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $3.3 million and $4.0 million for the quarters ended March 31, 2011 and 2010, respectively. Amortization for the remainder of 2011 and for the years 2012, 2013, 2014, and 2015 is estimated to be $8.7 million, $11.8 million, $11.6 million, $11.5 million and $3.8 million, respectively.

9. Business Units – The following tables show the earnings contribution of Northern Trust’s business units for the three month periods ended March 31, 2011 and 2010.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$271.3	$297.3	$243.6	$217.8	$—	$—	$514.9	$515.1
Other	124.3	117.8	31.6	32.5	(7.3)	2.1	148.6	152.4
Net Interest Income (FTE)*	61.7	73.5	149.2	140.3	34.0	26.3	244.9	240.1

Revenues*	457.3	488.6	424.4	390.6	26.7	28.4	908.4	907.6
Provision for Credit Losses	(14.6)	(5.7)	29.6	45.7	—	—	15.0	40.0
Noninterest Expenses	339.9	322.7	290.0	266.6	23.0	30.4	652.9	619.7

Income (Loss) before Income Taxes*	132.0	171.6	104.8	78.3	3.7	(2.0)	240.5	247.9
Provision for Income Taxes*	49.8	60.8	41.7	29.7	(2.0)	.2	89.5	90.7

Net Income (Loss)	$82.2	$110.8	$63.1	$48.6	$5.7	$(2.2)	$151.0	$157.2

Percentage of Consolidated Net Income	54%	70%	42%	31%	4%	(1)%	100%	100%

Average Assets	$43,710.7	$37,358.0	$23,630.3	$23,508.1	$15,924.7	$14,103.5	$83,265.7	$74,969.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.5 million for 2011 and $9.7 million for 2010.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2011 and 2010, and changes during the three month periods then ended.

	Period Change
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)

Three Months Ended March 31, 2011
Noncredit-Related Unrealized Losses on Securities OTTI	$(21.2)	$5.1	$(1.9)	$(18.0)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	7.7	(.3)	.2	7.6
Reclassification Adjustments	—	.5	(.2)	.3

Net Unrealized Gains (Losses) on Securities Available for Sale	(13.5)	5.3	(1.9)	(10.1)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	11.4	16.8	(6.2)	22.0
Reclassification Adjustments	—	(2.5)	.9	(1.6)

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	11.4	14.3	(5.3)	20.4
Foreign Currency Translation Adjustments	(7.0)	(6.9)	14.1	.2
Pension and Other Postretirement Benefit Adjustments	(296.2)	—	—	(296.2)
Reclassification Adjustments	—	7.5	(1.4)	6.1

Total Pension and Other Postretirement Benefit Adjustments	(296.2)	7.5	(1.4)	(290.1)

Accumulated Other Comprehensive Income (Loss)	$(305.3)	$20.2	$5.5	$(279.6)

Three Months Ended March 31, 2010
Noncredit-Related Unrealized Losses on Securities OTTI	$(42.0)	$10.7	$(4.0)	$(35.3)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	.3	9.9	(3.7)	6.5
Reclassification Adjustments	—	(.3)	.1	(.2)

Net Unrealized Gains (Losses) on Securities Available for Sale	(41.7)	20.3	(7.6)	(29.0)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	32.0	(11.7)	(5.9)
Reclassification Adjustments	—	2.1	(.8)	1.3

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	(26.2)	34.1	(12.5)	(4.6)
Foreign Currency Translation Adjustments	11.3	22.4	(33.8)	(.1)
Pension and Other Postretirement Benefit Adjustments	(305.0)	.7	(.3)	(304.6)
Reclassification Adjustments	—	6.5	(.7)	5.8

Total Pension and Other Postretirement Benefit Adjustments	(305.0)	7.2	(1.0)	(298.8)

Accumulated Other Comprehensive Income (Loss)	$(361.6)	$84.0	$(54.9)	$(332.5)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended March 31,
(In Millions Except Share Information)	2011	2010

Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	242,126,162	241,724,178

Net Income	$151.0	$157.2

Net Income Applicable to Common Stock	151.0	157.2
Less: Earnings Allocated to Participating Securities	1.7	1.3

Earnings Allocated to Common Shares Outstanding	$149.3	$155.9
Basic Net Income Per Common Share	.62	.65

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	242,126,162	241,724,178
Plus Stock Option Dilution	843,467	789,213

Average Common and Potential Common Shares	242,969,629	242,513,391

Earnings Allocated to Common and Potential Common Shares	$149.3	$155.9
Diluted Net Income Per Common Share	.61	.64

Note: Common stock equivalents totaling 8,922,540 and 10,218,983 for the three months ended March 31, 2011 and March 31, 2010, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended March 31,
(In Millions)	2011	2010
Interest Income
Loans and Leases	$246.4	$224.3
Securities – Taxable	49.8	44.7
– Non-Taxable	6.8	7.5
Interest-Bearing Deposits with Banks	37.6	33.5
Federal Reserve Deposits and Other	6.5	4.3

Total Interest Income	347.1	314.3

Interest Expense
Deposits	66.8	39.9
Federal Funds Purchased	1.0	1.3
Securities Sold Under Agreements to Repurchase	.3	.2
Other Borrowings	1.2	1.1
Senior Notes	15.7	11.5
Long-Term Debt	27.1	29.5
Floating Rate Capital Debt	.6	.4

Total Interest Expense	112.7	83.9

Net Interest Income	$234.4	$230.4

Notes to Consolidated Financial Statements (continued)

13. Visa Membership – Northern Trust, in conjunction with other member banks of Visa U.S.A Inc. (Visa U.S.A.), is obligated to share in losses resulting from certain indemnified litigation involving Visa and is also required to recognize the contingent obligation to indemnify Visa for potential losses arising from other indemnified litigation that has not yet settled at its estimated fair value in accordance with GAAP. Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $13.0 million at March 31, 2011 and $23.1 million at December 31, 2010.

Visa has established an escrow account to fund the settlements of, or judgments in, the indemnified litigation. The funding by Visa of its escrow account has resulted in reductions of Northern Trust’s Visa related indemnification liability and of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. These shares are recorded at their original cost basis of zero and have restrictions as to their sale or transfer. On March 31, 2011, Visa deposited additional funds into its litigation escrow account. Accordingly, Northern Trust recorded its proportionate share of the deposit, $10.1 million, as a reduction to the Visa related indemnification liability and related charges. It is expected that required additional contributions to the litigation escrow account will result in additional adjustments to Northern Trust’s Visa related liability and to the future realization of the value of the outstanding Visa shares. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

14. Income Taxes – Income tax expense of $79.0 million was recorded in the current quarter and resulted in an effective tax rate of 34.3%. The prior year quarter provision for income taxes was $81.0 million, representing an effective tax rate of 34.0%. The current quarter includes a higher state income tax provision as a result of an Illinois corporate income tax rate increase enacted in January 2011.

As part of its audit of federal tax returns filed from 1997-2004, the Internal Revenue Service (IRS) challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. In September 2009, the Corporation reached a settlement agreement with the IRS with respect to certain of these transactions. The Corporation is in settlement discussions with the IRS Appeals Office regarding the remaining disputed structured leasing transactions. The Corporation anticipates that the IRS will continue to disallow deductions relating to the remaining challenged leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2004. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. Northern Trust has deposits with the IRS to mitigate interest that would become due should the IRS prevail on the remaining tax positions.

Notes to Consolidated Financial Statements (continued)

There have been no changes to the December 31, 2010 leveraged lease related uncertain tax position balance of $66.7 million. Due to the settlement discussions that have taken place with the IRS Appeals Office, it is anticipated that these remaining unrecognized tax benefits related to leasing will be settled in 2011. It is possible that additional changes in the amount of leveraged lease related uncertain tax positions and related cash flows could occur in the next twelve months if Northern Trust terminates some or all of these leases, is not able to resolve this matter with the IRS, or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three months ended March 31, 2011 and 2010.

Net Periodic Pension Expense	Three Months Ended March 31
U.S. Plan
(In Millions)	2011	2010
Service Cost	$10.7	$9.5
Interest Cost	10.2	9.2
Expected Return on Plan Assets	(19.7)	(18.3)
Amortization:
Net Loss	6.5	5.0
Prior Service Cost	.4	.4

Net Periodic Pension Expense	$8.1	$5.8

Net Periodic Pension Expense	Three Months Ended March 31
Non U.S. Plans
(In Millions)	2011	2010
Service Cost	$—	$1.0
Interest Cost	1.6	1.8
Expected Return on Plan Assets	(2.0)	(2.1)
Net Loss Amortization	—	.4

Net Periodic Pension Expense (Benefit)	$(.4)	$1.1

Net Periodic Pension Expense	Three Months Ended March 31
Supplemental Plan
(In Millions)	2011	2010
Service Cost	$.8	$.8
Interest Cost	1.1	1.2
Amortization:
Net Loss	1.4	1.5
Prior Service Cost	.1	—

Net Periodic Pension Expense	$3.4	$3.5

Notes to Consolidated Financial Statements (continued)

Net Periodic Benefit Expense	Three Months Ended March 31
Other Postretirement Plan
(In Millions)	2011	2010
Service Cost	$.1	$.2
Interest Cost	.7	.7
Amortization:
Net Loss	.4	.5
Prior Service Credit	(1.3)	(1.3)

Net Periodic Benefit Expense (Benefit)	$(.1)	$.1

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the first quarter of 2011, the Corporation granted 2,196,180 nonqualified stock options with a total grant-date fair value of $34.5 million and 839,635 stock unit awards with a total grant-date fair value of $44.2 million. Compensation expense for the three months ended March 31, 2011 and 2010 includes $9.1 million and $6.8 million, respectively, attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the grant date. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended
	March 31,
(In Millions)	2011	2010
Stock Options	$14.9	$11.8
Stock and Stock Unit Awards	7.9	5.8

Total Share-Based Compensation Expense	22.8	17.6

Tax Benefits Recognized	$8.5	$6.4

17. Variable Interest Entities

Variable Interest Entities (VIEs) are defined within GAAP as entities which either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Investors that finance a VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity and the variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity and a variable interest that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.

Investment Funds. Northern Trust acts as asset manager for various funds in which clients of Northern Trust are investors. As an asset manager of funds, the Corporation earns a competitively priced fee that is based on assets managed and varies with each fund’s investment objective. Based on its analysis, Northern Trust’s interests in funds considered VIEs are not considered significant variable interests under GAAP.

Notes to Consolidated Financial Statements (continued)

Trust Preferred Securities. In 1997, Northern Trust issued Floating Rate Capital Securities, Series A and Series B, through NTC Capital I and NTC Capital II, respectively, statutory business trusts wholly-owned by the Corporation. The sole assets of the trusts are Subordinated Debentures of Northern Trust Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. NTC Capital I and NTC Capital II are considered VIEs; however, as the sole asset of each trust is a receivable from the Corporation and the proceeds to the Corporation from the receivable exceed the Corporation’s investment in the VIEs’ equity shares, the Corporation is not permitted to consolidate the trusts, even though the Corporation owns all of the voting equity shares of the trusts, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. Northern Trust recognizes the subordinated debentures on its consolidated balance sheet as long-term liabilities.

Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease, and typically funds 20% of the asset’s cost via an equity ownership in a trust with the remaining 80% provided by third party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of these VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2011 and December 31, 2010, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $795.9 million and $782.3 million, respectively. The Corporation’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Corporation to a loss.

Tax Credit Structures. Northern Trust invests in affordable housing projects that are designed to generate a return primarily through the realization of tax credits. The affordable housing projects are formed as limited partnerships and LLCs, and Northern Trust typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the affordable housing projects, which are deemed to be VIEs, is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern

Notes to Consolidated Financial Statements (continued)

Trust has determined that it is not the primary beneficiary of these VIEs as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or to affect the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with affordable housing projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of March 31, 2011 and December 31, 2010, the carrying amounts of these investments, which are included in other assets in the consolidated balance sheet, were $277.5 million and $270.2 million, respectively. As of March 31, 2011 and December 31, 2010, liabilities related to unfunded commitments, which are included in other liabilities in the consolidated balance sheet, were $43.8 million and $35.5 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the affordable housing projects that would expose it to a loss.

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.3 billion on both March 31, 2011 and December 31, 2010. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $36.2 million at March 31, 2011 and $35.5 million at December 31, 2010.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $84.4 billion at March 31, 2011 and $74.9 billion at December 31, 2010. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at March 31, 2011 or December 31, 2010 related to these indemnifications.

Notes to Consolidated Financial Statements (continued)

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is obligated to share in losses resulting from certain indemnified litigation involving Visa. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $13.0 million at March 31, 2011 and $23.1 million December 31, 2010.

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

Under GAAP, (i) an event is “probable” if the “future event or events are likely to occur”; (II) an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”; and (iii) an event is “remote” if “the chance of the future event or events occurring is slight”. Thus, references to the upper end of the range of reasonably possible loss for cases in which the Corporation is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Corporation believes the risk of loss is more than remote.

For the reasons set out in this paragraph, the outcome of some matters is inherently difficult to predict and/or the range of loss cannot be reasonably estimated. This may be the case in matters that (i) will be decided by a jury, (ii) are in early stages, (iii) involve uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) are subject to appeals or motions, (v) involve significant factual issues to be resolved, including with respect to the amount of damages, or (vi) seek very large damages based on novel and complex damage and liability legal theories. Accordingly, the Corporation cannot reasonably estimate the eventual outcome of these pending matters, the timing of their ultimate resolution, or what the eventual loss, fines or penalties, if any, related to each pending matter will be.

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

Notes to Consolidated Financial Statements (continued)

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2011, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $22.5 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. The following is a description of the nature of certain of these matters.

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or putative class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). Based on our review of these matters, we believe we operated our securities lending program prudently and appropriately. The Corporation has also been cooperating fully with an SEC investigation related to our securities lending program.

On January 16, 2009, an amended complaint was filed in a putative class action lawsuit currently pending in the United States District Court for the Northern District of Illinois against the Corporation and others. The defendants named in the amended complaint are the Corporation, The Northern Trust Company, the Northern Trust Employee Benefits Administrative Committee and its members, the Northern Trust Employee Benefits Investment Committee and its members, and certain other officers, including the present and former Chief Executive Officers of the Corporation, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to January 14, 2009. The complaint purports to allege breaches of fiduciary duty in violation of ERISA related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages in an unspecified amount. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Notes to Consolidated Financial Statements (continued)

On August 24, 2010, a lawsuit (hereinafter referred to as the “Securities Class Action”) was filed in federal court in the Northern District of Illinois against the Corporation and three of its present or former officers, including the present and former Chief Executive Officers of the Corporation, on behalf of a purported class of purchasers of Corporation stock during the period from October 17, 2007 to October 20, 2009. The amended complaint alleges that during the purported class period the defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly taking insufficient provisions for credit losses with respect to the Corporation’s residential real estate loan portfolio and failing to make sufficient disclosures regarding its securities lending business. Plaintiff seeks compensatory damages in an unspecified amount. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Northern Trust’s primary risks associated with these instruments is the possibility that interest rates, foreign exchange rates, or credit spreads could change in an unanticipated manner, resulting in higher costs or a loss in the underlying value of the instrument. These risks are mitigated by establishing limits, monitoring the level of actual positions taken against such established limits, and monitoring the level of any interest rate sensitivity gaps created by such positions. When establishing position limits, market liquidity and volatility, as well as experience in each market, are taken into account.

The estimated credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, respectively. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, or credit spreads fluctuate. This risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annex agreements are

Notes to Consolidated Financial Statements (continued)

currently in place with several counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded on the consolidated balance sheet were each reduced by $1,495.8 million as of March 31, 2011 and by $1,818.2 million as of December 31, 2010, as a result of master netting agreements in place. Derivative assets and liabilities recorded at March 31, 2011 also reflect reductions of $2,655.4 million and $2,232.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $2,952.7 million and $2,288.2 million, respectively, at December 31, 2010. Additional cash collateral received from and deposited with derivative counterparties totaling $31.5 million and $68.2 million, respectively, as of March 31, 2011, and $9.9 million and $.5 million, respectively, as of December 31, 2010, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $2.6 billion and $3.3 billion on March 31, 2011 and December 31, 2010, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $2.6 billion and $2.9 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2011 and December 31, 2010 of $27.0 million and $387.1 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Notes to Consolidated Financial Statements (continued)

Interest rate contracts include swap and option contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps, floors, and swaptions, and provide for the transfer or reduction of interest rate risk in exchange for a fee. Northern Trust enters into option contracts primarily as a seller of interest rate protection to clients. Northern Trust receives a fee at the outset of the agreement for the assumption of the risk of an unfavorable change in interest rates. This assumed interest rate risk is then mitigated by entering into an offsetting position with an outside counterparty. Northern Trust may also purchase option contracts for risk management purposes.

Credit default swap contracts are agreements to transfer credit default risk from one party to another in exchange for a fee. Northern Trust enters into credit default swaps with outside counterparties where the counterparty agrees to assume the underlying credit exposure of a specific Northern Trust commercial loan or loan commitment.

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at March 31, 2011 and December 31, 2010, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

The following table shows the notional amounts of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Northern Trust’s credit related risk of loss is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

	March 31, 2011			December 31, 2010
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$256,443.3	$4,929.1	$4,863.1	$242,007.1	$5,747.9	$5,729.9
Interest Rate Option Contracts	126.0	.1	.1	126.1	.1	.1
Interest Rate Swap Contracts	4,385.1	134.7	132.0	4,301.7	151.2	148.4

Total	$260,954.4	$5,063.9	$4,995.2	$246,434.9	$5,899.2	$5,878.4

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2011 and 2010.

	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income Three Months Ended March 31,
(In Millions)		2011	2010
Foreign Exchange Contracts	Foreign Exchange Trading Income	$84.8	$79.7
Interest Rate Swap Contracts	Other Operating Income	1.1	1.0

Total		$85.9	$80.7

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

In order to qualify for hedge accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in designated hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. If a derivative ceases to be highly effective, matures, is sold, or is terminated, or if a hedged forecasted transaction is no longer expected to occur, hedge accounting is terminated and the derivative is treated as if it were a trading instrument.

The following table identifies the types and classifications of derivative instruments designated as hedges and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

			March 31, 2011			December 31, 2010
(In Millions)	Derivative Instrument	Risk	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$1,210.0	$9.1	$11.4	$860.0	$4.8	$14.9

Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	113.3	.4	1,100.0	129.8	.4

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	917.6	27.4	14.2	935.3	19.3	15.2

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,527.1	2.9	6.0	1,390.1	13.0	18.3

Total			$4,754.7	$152.7	$32.0	$4,285.4	$166.9	$48.8

Notes to Consolidated Financial Statements (continued)

In addition to the above, Sterling denominated debt, totaling $241.7 million and $241.8 million at March 31, 2011 and December 31, 2010, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three months ended March 31, 2011 and 2010.

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income Three Months Ended March 31,
			2011	2010
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(7.2)	$(13.3)

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	127.2	78.8

Total			$120.0	$65.5

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. Changes recorded in the fair value of the hedged items for such “long-haul” hedges totaled $.3 million during the three months ended March 31, 2011. There was $.2 million of ineffectiveness recorded during the three months ended March 31, 2011 and no ineffectiveness recorded during the three months ended March 31, 2010 for available for sale investment securities, senior notes, and subordinated debt.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of forecasted transactions caused by movements in foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any

Notes to Consolidated Financial Statements (continued)

ineffectiveness is measured using the hypothetical derivative method. There was no ineffectivenes recognized in earnings for cash flow hedges during the three months ended March 31, 2011 or 2010. As of March 31, 2011, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three months ended March 31, 2011 and 2010.

	Foreign Exchange Contracts (Before Tax)
(In Millions)	2011	2010
Three Months Ended March 31,
Net Gain/(Loss) Recognized in AOCI	$16.8	$32.0
Net Gain/(Loss) Reclassified from AOCI to Earnings:
Trust, Investment and Other Servicing Fees	(.8)	4.4
Other Operating Income	.1	.3
Interest Income	(.4)	1.1
Interest Expense	—	.1
Compensation	2.3	(5.0)
Employee Benefits	.6	(1.6)
Equipment and Software	.1	(.1)
Occupancy Expense	.4	(.7)
Other Operating Expense	.2	(.6)

Total	$2.5	$(2.1)

During the three months ended March 31, 2011 and March 31, 2010, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net gain of $8.7 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three months ended March 31, 2011 or 2010. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

Notes to Consolidated Financial Statements (continued)

The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2011 and 2010.

	Amount of Hedging Gain/(Loss) Recognized in OCI (Before Tax) Three Months Ended March 31,
(In Millions)	2011	2010
Foreign Exchange Contracts	$(57.0)	$67.3
Sterling Denominated Subordinated Debt	(9.8)	10.4
Sterling Denominated Senior Debt	—	14.4

Total	$(66.8)	$92.1

Derivatives not formally designated as hedges under GAAP are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities and the credit risk and interest rate risk of loans and loan commitments. The following table identifies the types and classifications of risk management derivative instruments not formally designated as hedges, their notional and fair values, and the respective risks addressed.

			March 31, 2011			December 31, 2010
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$145.5	$—	$2.5	$149.5	$—	$2.8

Loan Commitments	Forward Contracts	Interest Rate	4.8	.1	—	14.3	.5	.2

Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	417.8	14.0	16.5	616.1	12.3	16.2

Commercial Loans	Foreign Exchange Contracts	Foreign Currency	111.2	.4	1.5	60.6	.1	.9

Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	57.4	—	.9	61.3	.2	.8

Total			$736.7	$14.5	$21.4	$901.8	$13.1	$20.9

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2011 and 2010.

(In Millions)	Location of Derivative Gains/(Loss) Recognized in Income	Recognized in Income Three Months Ended March 31,
		2011	2010
Credit Default Swap Contracts	Other Operating Income	$.5	$.3
Forward Contracts	Other Operating Income	.1	—
Foreign Exchange Contracts	Other Operating Income	(5.6)	(1.3)

Total		$(5.0)	$(1.0)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income for the first quarter of 2011 totaled $151.0 million compared with $157.2 million in the first quarter of 2010. Net income per common share on a diluted basis was $.61 compared with $.64 in the prior year quarter.

Operating earnings for the current quarter, which exclude the Visa related after-tax benefit of $6.4 million, were $144.6 million, or $.59 per common share. Operating earnings is a non-GAAP financial measure. A reconciliation of operating earnings to reported earnings prepared in accordance with U.S. generally accepted accounting principles (GAAP) is provided on page 60.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 8.94% and an annualized return on average assets (ROA) of .74%, which compare to an ROE and ROA of 9.88% and .85%, respectively, reported for the prior year quarter.

Consolidated revenue totaled $897.9 million in both the current and the prior year first quarters. Trust, investment and other servicing fees were $514.9 million in the current quarter, relatively unchanged from the prior year quarter. Net interest income for the quarter on a fully taxable equivalent (FTE) basis totaled $244.9 million compared to $240.1 million in the prior year quarter. Net interest income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of reported net interest income to net interest income on an FTE basis is included on page 60. Noninterest expense totaled $652.9 million for the current quarter, a $33.2 million, or 5%, increase from $619.7 million in the prior year quarter.

Noninterest Income

Noninterest income of $663.5 million for the quarter accounted for 74% of consolidated revenue. Trust, investment and other servicing fees were $514.9 million and represented 57% of consolidated revenue.

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended March 31
(In Millions)	2011	2010	Change
Trust, Investment and Other Servicing Fees	$514.9	$515.1	—%
Foreign Exchange Trading Income	84.8	79.7	6
Treasury Management Fees	18.6	20.1	(8)
Security Commissions and Trading Income	15.0	13.3	13
Other Operating Income	35.7	39.0	(8)
Investment Security Gains (Losses), net	(5.5)	.3	N/M

Total Noninterest Income	$663.5	$667.5	(1)%

Noninterest Income (continued)

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Certain investment management fee arrangements also may provide for performance fees, based on client portfolio returns that exceed predetermined levels. Securities lending fees in prior periods included Northern Trust’s share of unrealized investment gains and losses in one investment fund that is used in our securities lending activities and is accounted for at fair value. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 4% and in total revenues of approximately 2%.

Assets Under Custody (In Billions)	March 31, 2011	December 31, 2010	March 31, 2010	Change 1Q 11/ 4Q 10	Change 1Q 11/ 1Q 10
Corporate and Institutional	$3,971.4	$3,711.1	$3,373.5	7%	18%
Personal	384.6	370.2	340.7	4	13

Total Assets Under Custody	$4,356.0	$4,081.3	$3,714.2	7%	17%

Assets Under Management (In Billions)	March 31, 2011	December 31, 2010	March 31, 2010	Change 1Q 11/ 4Q 10	Change 1Q 11/ 1Q 10/
Corporate and Institutional	$493.8	$489.2	$498.2	1%	(1)%
Personal	168.4	154.4	149.1	9	13

Total Assets Under Management	$662.2	$643.6	$647.3	3%	2%

C&IS assets under custody of $4.0 trillion included $2.4 trillion of global custody assets, 26% higher compared to the prior year quarter. C&IS assets under management of $493.8 billion included $109.3 billion of securities lending collateral, a 10% decrease from the prior year quarter. Changes in assets under custody and under management are in comparison to the twelve month improvement in the S&P 500 index of 13% and the EAFE index (USD) of 7%.

Custodied and managed assets at the current and prior year quarter ends were invested as follows:

	March 31, 2011			March 31, 2010
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	49%	46%	48%	48%	44%	48%
Fixed Income Securities	34	26	33	34	28	33
Cash and Other Assets	17	28	19	18	28	19

	March 31, 2011			March 31, 2010
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	47%	37%	44%	45%	35%	43%
Fixed Income Securities	14	30	18	14	33	18
Cash and Other Assets	39	33	38	41	32	39

Noninterest Income (continued)

Trust, investment and other servicing fees from Corporate & Institutional Services (C&IS) decreased $26.0 million, or 9%, to $271.3 million in the current quarter from the prior year quarter’s $297.3 million, primarily reflecting a decline in securities lending revenue, partially offset by higher fees from custody and fund administration and investment management services. Custody and fund administration fees, the largest component of C&IS fees, increased $9.8 million, or 6%, to $169.0 million from the prior year quarter’s total of $159.2 million, reflecting improved markets and new business. C&IS investment management fees for the current quarter equaled $67.1 million, an increase of 5% from $63.7 million in the prior year quarter. Investment management fees benefited from improved markets and new business, and were partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $4.6 million in the current quarter compared with $4.2 million in the prior year quarter. Securities lending revenue totaled $17.0 million, a $38.6 million, or 69%, decrease compared with the prior year quarter’s $55.6 million. The prior year quarter included the recovery of previously recorded unrealized asset valuation losses of approximately $38 million in a mark-to-market investment fund used in securities lending activities. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale.

Trust, investment and other servicing fees from Personal Financial Services (PFS) totaled $243.6 million in the current quarter, increasing $25.8 million, or 12%, from $217.8 million in the prior year quarter. The increase in PFS fees was primarily the result of new business and improved markets, partially offset by waived fees in money market mutual funds. PFS waived fees, attributable to the continued low level of short-term interest rates, totaled $12.1 million in the current quarter compared with $16.0 million in the prior year quarter.

The components of other operating income are provided below.

Other Operating Income	Three Months Ended March 31
(In Millions)	2011	2010	Change
Loan Service Fees	$15.6	$14.6	7%
Banking Service Fees	13.9	14.4	(3)
Non-Trading Foreign Exchange Gains (Losses), net	1.8	1.7	6
Credit Default Swaps Gains (Losses), net	(.5)	.3	N/M
Other Income	4.9	8.0	(39)

Total Other Operating Income	$35.7	$39.0	(8)%

Other operating income equaled $35.7 million, down 8% compared with $39.0 million in the same period last year, primarily reflecting reductions in miscellaneous other income items.

Net investment security losses totaled $5.5 million in the current quarter compared to net gains of $.3 million in the prior year quarter. The current quarter included $5.1 million of credit-related other-than-temporary impairment of residential mortgage-backed securities.

Net Interest Income

Net interest income for the current quarter totaled $234.4 million, 2% higher than the $230.4 million reported in the prior year quarter. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income for the quarter, stated on an FTE basis, totaled $244.9 million, up 2% from $240.1 million reported in the prior year quarter.

Average earning assets of $75.4 billion were $8.0 billion, or 12%, higher than a year ago, driven by a 22% growth in average securities balances to $22.2 billion, an 11% growth in average interest-bearing deposits with banks to $16.2 billion and a 33% growth in average Federal Reserve deposits and other interest-bearing balances to $9.0 billion. The securities portfolio growth primarily reflects an increase in the average balance of government sponsored agency securities and certificates of deposit. Loans and leases averaged $27.8 billion, an increase of 1% from $27.5 billion in the prior year quarter. Commercial and institutional loans averaged $6.0 billion, down 6% from $6.4 billion in the prior year quarter. Commercial real estate loans averaged $3.2 billion, down 1% from the prior year quarter’s $3.3 billion. Residential real estate loans averaged $10.8 billion in both the current and prior year quarters. The current quarter residential real estate loan average balance represented 39% of the total average loan and lease portfolio. Private client loans averaged $5.2 billion, up 6% from prior year quarter’s $4.9 billion. The net interest margin, stated on an FTE basis, was 1.32%, compared with 1.44% in the prior year quarter. The net interest margin continues to be impacted by balance sheet growth concentrated primarily in the lower yielding investment securities portfolio due to continuing weakness in loan demand, and by a larger percentage of funding being received from interest-bearing sources, primarily non-U.S. office interest-bearing deposits.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $53.8 billion, up $9.1 billion, or 20%, from the prior year quarter’s average of $44.7 billion. The increase was attributable to higher average client balances in non-U.S. office interest-bearing deposits and domestic savings and money market deposits as compared to the prior year quarter. Other interest-related funds averaged $10.0 billion in the quarter, a decrease of 12% as compared to $11.4 billion in the prior year quarter, primarily due to lower levels of short-term borrowings. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Net noninterest-related funds utilized to fund earning assets averaged $11.6 billion, an increase of 3% compared with $11.3 billion in the prior year quarter resulting primarily from higher levels of U.S. office demand and other noninterest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $15.0 million in the first quarter compared with $40.0 million in the prior year quarter. The allowance for credit losses at March 31, 2011 was $350.8 million compared with $350.0 million at March 31, 2010 and $357.3 million at December 31, 2010. Net charge-offs totaled $21.6 million for the current quarter and included $13.8 million of recoveries. Net charge-offs in the prior year quarter totaled $30.6 million and included $2.1 million of recoveries. The provision for credit losses, though reduced from the prior year quarter’s level, continues to reflect the prolonged weakness in the broader economic environment. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended March 31
(In Millions)	2011	2010	% Change
Compensation	$294.0	$274.7	7
Employee Benefits	54.8	63.1	(13)
Outside Services	124.0	105.6	17
Equipment and Software	73.4	66.6	10
Occupancy	42.6	42.7	—
Visa Indemnification Benefit	(10.1)	—	N/M
Other Operating Expense	74.2	67.0	11

Total Noninterest Expense	$652.9	$619.7	5

The $19.3 million increase in compensation expense was primarily attributable to higher performance-based compensation and salary expense. Staff on a full-time equivalent basis at March 31, 2011 totaled approximately 13,000, up 5% from a year ago.

Employee benefit expense for the current quarter includes a $9.7 million reversal of an employee benefit related accrual for which the 2010 goal was not met.

The $18.4 million increase in expense associated with outside services was primarily due to higher expense associated with consulting, investment manager sub-advisory, and technical services, as well as acquisition related costs associated with the recently announced agreement to acquire Bank of Ireland Securities Services.

Equipment and software expense, comprised of depreciation and amortization; rental; and maintenance costs, increased $6.8 million from the prior year quarter due to higher levels of depreciation expense from the continued investments in capital assets.

Other Operating Expense

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended March 31
(In Millions)	2011	2010	% Change
Business Promotion	$28.6	$25.5	12
FDIC Insurance Premiums	7.9	10.9	(28)
Staff Related	7.7	6.6	17
Other Intangible Amortization	3.3	4.0	(18)
Other Expense	26.7	20.0	34

Total Other Operating Expense	$74.2	$67.0	11

The increase in business promotion expense of $3.1 million reflects higher for travel and advertising expense. Federal Deposit Insurance Corporation insurance premiums decreased due to the Corporation’s exit from the Transaction Account Guarantee Program in July 2010. The $6.7 million increase in the other expense component of other operating expense primarily reflects increases in other miscellaneous expense items as well as higher charges associated with account servicing activities.

Provision for Income Taxes

Income tax expense was $79.0 million in the current quarter, representing an effective tax rate of 34.3%, and $81.0 million in the prior year quarter, representing an effective tax rate of 34.0%. The current quarter includes a higher state income tax provision as a result of an Illinois corporate income tax rate increase enacted in January 2011.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contribution and average assets of Northern Trust’s business units for the three month periods ended March 31, 2011 and 2010. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$271.3	$297.3	$243.6	$217.8	$—	$—	$514.9	$515.1
Other	124.3	117.8	31.6	32.5	(7.3)	2.1	148.6	152.4
Net Interest Income (FTE)*	61.7	73.5	149.2	140.3	34.0	26.3	244.9	240.1

Revenues*	457.3	488.6	424.4	390.6	26.7	28.4	908.4	907.6
Provision for Credit Losses	(14.6)	(5.7)	29.6	45.7	—	—	15.0	40.0
Noninterest Expense	339.9	322.7	290.0	266.6	23.0	30.4	652.9	619.7

Income (Loss) before Income Taxes*	132.0	171.6	104.8	78.3	3.7	(2.0)	240.5	247.9
Provision for Income Taxes*	49.8	60.8	41.7	29.7	(2.0)	.2	89.5	90.7

Net Income (Loss)	$82.2	$110.8	$63.1	$48.6	$5.7	$(2.2)	$151.0	$157.2

Percentage of Consolidated Net Income	54%	70%	42%	31%	4%	(1)%	100%	100%

Average Assets	$43,710.7	$37,358.0	$23,630.3	$23,508.1	$15,924.7	$14,103.5	$83,265.7	$74,969.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.5 million for 2011 and $9.7 million for 2010.

Corporate and Institutional Services

C&IS net income for the quarter was $82.2 million compared with $110.8 million in the prior year quarter, a decrease of $28.6 million, or 26%. Trust, investment and other servicing fees from Corporate & Institutional Services (C&IS) decreased $26.0 million, or 9%, to $271.3 million in the current quarter from the prior year quarter’s $297.3 million, primarily reflecting a decline in securities lending revenue, partially offset by higher fees from custody and fund administration and investment management services. Custody and fund administration fees, the largest component of C&IS fees, increased $9.8 million, or 6%, to $169.0 million from the prior year quarter’s total of $159.2 million, reflecting improved markets and new business. C&IS investment management fees for the current quarter equaled $67.1 million, an increase of 5% from $63.7 million in the prior year quarter. Investment management fees benefited from improved markets and new business, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $4.6 million in the current quarter compared with $4.2 million in the prior year quarter. Securities lending revenue totaled $17.0 million, a $38.6 million, or 69%, decrease compared with the prior year quarter’s $55.6 million. The prior year quarter included the recovery of previously recorded unrealized asset valuation losses of approximately $38 million in a mark-to-market investment fund used in securities lending activities. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale.

Corporate and Institutional Services (continued)

Other noninterest income was $124.3 million, an increase of $6.5 million, or 6%, compared with $117.8 million in the prior year quarter. The increase was primarily attributable to higher foreign exchange trading income due to higher levels of volume and market volatility.

Net interest income stated on an FTE basis was $61.7 million, down $11.8 million, or 16%, from $73.5 million in the prior year quarter, primarily reflecting a decline in the net interest margin. The net interest margin equaled .62% compared with .85% reported in the prior year quarter. The decline in the net interest margin primarily reflects continued compression of spreads between interest rates on short-term investments and on overnight funding sources and the diminished value of noninterest-bearing funds in the current low interest rate environment, as well as a change during the current quarter in the application of internal funds transfer pricing used in determining net interest income. Earning assets averaged $38.2 billion for the quarter, an increase of $3.1 billion, or 9%, compared with $35.1 billion the prior year quarter, reflecting an increase in non-U.S. custody related interest-bearing deposits which are primarily invested in low yielding short-term money market assets and securities.

A provision for credit losses of negative $14.6 million was recorded in the current quarter compared with a provision of negative $5.7 million in the prior year quarter. The current quarter negative provision primarily reflects an increase in the level of charge-off recoveries as compared to the prior year quarter. The prior quarter negative provision reflected lower commercial loan outstandings.

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $339.9 million compared with $322.7 million for the prior year quarter, an increase of $17.2 million, or 5%. The increase is attributable to higher indirect expense allocations, performance-based compensation, and expense related to the recently announced agreement to acquire Bank of Ireland Securities Services.

Personal Financial Services

PFS net income for the current quarter was $63.1 million compared to $48.6 million reported in the prior year quarter, an increase of $14.5 million, or 30%. Noninterest income was $275.2 million, up $24.9 million, or 10%, from $250.3 million in the prior year quarter. Trust, investment and other servicing fees totaled $243.6 million in the current quarter, increasing $25.8 million, or 12%, from $217.8 million in the prior year quarter. The increase in PFS fees was primarily the result of new business and improved markets. PFS waived fees in money market mutual funds, attributable to the continued low level of short-term interest rates, totaled $12.1 million in the current quarter compared with $16.0 million in the prior year quarter. Other noninterest income totaled $31.6 million compared with $32.5 million in the prior year quarter.

Personal Financial Services (continued)

Net interest income stated on an FTE basis was $149.2 million in the current quarter, an increase of $8.9 million, or 6%, compared with $140.3 million in the prior year quarter, reflecting an improved net interest margin. The net interest margin was 2.60% in the current quarter, compared to 2.47% in the prior year quarter, reflecting improved spreads on loans due to a decline in the average cost of funds.

A provision for credit losses of $29.6 million was recorded in the current quarter compared with a provision of $45.7 million recorded in the prior year quarter. The provision for credit losses, though reduced from the prior year quarter’s level, continues to reflect the prolonged weakness in the broader economic environment, particularly its impact on the residential real estate loan class. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section below.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $290.0 million compared with $266.6 million in the prior year quarter, an increase of $23.4 million, or 9%. The increase was primarily attributable to higher indirect expense allocations, performance-based compensation, and salary expense.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company, and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income for the current quarter totaled negative $7.3 million, compared with $2.1 million in the prior year quarter. The current quarter included a charge of $5.1 million for the credit-related other-than-temporary impairment of residential mortgage backed securities. Net interest income in the current quarter was $34.0 million, as compared to $26.3 million in the prior year quarter, an increase of $7.7 million, or 29%. The increase reflects higher average asset levels as well as a change during the current quarter in the application of internal funds transfer pricing used in determining net interest income, partially offset by lower yields on securities in the prolonged low interest rate environment. Average assets increased $1.8 billion, or 13%, to $15.9 billion in the current quarter, reflecting higher levels of short-term securities and money market assets, funded primarily by short-term borrowings, senior notes, long-term debt, and allocated capital. Noninterest expense for the quarter totaled $23.0 million compared with $30.4 million in the prior year quarter. The current quarter’s noninterest expense includes the $10.1 million benefit from the reduction of the liability related to potential losses from indemnified litigation involving Visa.

BALANCE SHEET

Total assets at March 31, 2011 were $92.7 billion and averaged $83.3 billion for the current quarter, compared with total assets of $76.3 billion at March 31, 2010 and average total assets of $75.0 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $27.9 billion at March 31, 2011 and averaged $27.8 billion in the current quarter, relatively unchanged from $28.0 billion at March 31, 2010 and a $27.5 billion average in the prior year quarter. Securities totaled $22.8 billion at March 31, 2011 and averaged $22.2 billion for the quarter, up 31% and 22%, respectively, compared with $17.4 billion at March 31, 2010 and $18.3 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets, in aggregate totaled $32.1 billion at March 31, 2011 and averaged $25.4 billion in the current quarter, up 40% and 17%, respectively, from the year-ago quarter balances. The increase in average total assets was due to higher levels of funding from non U.S. office interest-bearing deposits and savings and money market balances.

Total stockholders’ equity averaged $6.9 billion at March 31, 2011, up 6% from the prior year’s first quarter average of $6.5 billion. The current quarter increase primarily reflects the retention of earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the current quarter, the Corporation repurchased 701,146 shares at a cost of $36.4 million ($51.88 average price per share). An additional 6.5 million shares are authorized for repurchase after March 31, 2011 under the current share buyback program.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2011 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of the Corporation’s U.S. subsidiary banks had capital ratios at March 31, 2011 that were above the level required for classification as a “well capitalized” institution. Shown below are the March 31, 2011 and December 31, 2010 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three months ended March 31, 2011 or December 31, 2010 exceeded 10% of the consolidated total.

	March 31, 2011			December 31, 2010
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.5%	15.4%	8.5%	13.6%	15.6%	8.8%
The Northern Trust Company	13.3%	15.9%	7.8%	13.3%	16.2%	8.0%
Northern Trust, NA	12.6%	14.2%	10.7%	12.4%	13.9%	10.8%

BALANCE SHEET (continued)

The following table provides a reconciliation of the Corporation’s tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP.

($ in Millions)	March 31, 2011	December 31, 2010
Tier 1 Capital	$7,054.4	$6,977.0
Less – Floating Rate Capital Securities	268.6	268.5

Tier 1 Common Equity	6,785.8	6,708.5

Ratios
Tier 1 Capital	13.5%	13.6%
Tier 1 Common Equity	13.0%	13.0%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 85% of the combined available for sale, held to maturity, and trading portfolios at March 31, 2011 composed of U.S. Treasury and government sponsored agency securities and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 15% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 3% was rated double-A, 2% was rated below double-A, and 10% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Total gross unrealized losses within the investment securities portfolio at March 31, 2011 were $97.6 million as compared to $99.5 million at December 31, 2010. Of the total gross unrealized losses on securities at March 31, 2011, $45.8 million relate to residential mortgage-backed securities. Residential mortgage-backed securities rated below double-A at March 31, 2011 represented 78% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $225.7 million and $182.7 million, respectively.

Northern Trust has evaluated residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment losses in accordance with GAAP and Northern Trust’s security impairment review policy. Credit related losses of $5.1 million on debt securities other-than-temporarily impaired were recognized in earnings in the current quarter. No other-than-temporary impairment losses were recorded in the three months ended March 31, 2010.

Northern Trust is a participant in the repurchase agreement market. This market provides a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until the repurchase.

ASSET QUALITY (continued)

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. The following table provides the amounts of nonperforming loans and OREO that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

(In Millions)	March 31, 2011	December 31, 2010	March 31, 2010
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$52.3	$58.0	$57.0
Commercial Real Estate	111.9	116.4	117.1

Total Commercial	164.2	174.4	174.1

Personal
Residential Real Estate	158.0	153.3	136.0
Private Client	2.9	5.3	9.4

Total Personal	160.9	158.6	145.4

Total Nonperforming Loans and Leases	325.1	333.0	319.5
Other Real Estate Owned	56.3	45.5	45.7

Total Nonperforming Assets	$381.4	$378.5	$365.2

90 Day Past Due Loans Still Accruing	$13.9	$13.0	$16.1

Nonperforming Loans and Leases to Total Loans and Leases	1.17%	1.18%	1.14%

Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans	1.0x	1.0x	1.0x

The $7.9 million decrease in nonperforming loans and leases during the current quarter primarily reflects loan charge-offs, reclassifications to OREO, and paydowns, partially offset by additional new nonperforming loans. The duration and severity of the recent economic downturn, together with its impact on equity and real estate values, has had a negative effect on Northern Trust’s credit portfolio, primarily the residential real estate and commercial real estate loan classes, and resulted in increases from historical levels of credits that have been downgraded to nonperforming and in OREO properties.

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Northern Trust focuses its lending efforts on clients who are looking to utilize a full range of financial services with Northern Trust. Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of conventional home mortgages and equity credit lines, which generally require a loan to collateral value of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by

ASSET QUALITY (continued)

independent third parties. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to highly experienced developers and/or investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required.

Changes in collateral values, delinquency ratios, portfolio volume and concentration, and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative allowance factors that are applied in the determination of inherent allowance requirements.

Provision and Allowance for Credit Losses

The provision for credit losses is the charge to current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain an allowance that is sufficient to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, unfunded commitments, and standby letters of credit (inherent loss component). Control processes and analyses employed to evaluate the adequacy of the allowance for credit losses are reviewed on at least an annual basis and modified as considered appropriate.

A $15.0 million provision for credit losses was recorded in the current quarter and a $40.0 million provision was recorded in the prior year quarter. The current quarter provision reflects the benefit of $13.8 million of recoveries, which compares to $2.1 million of recoveries in the prior year quarter. The provisions for the current and prior year quarters reflect the prolonged weakness in the broader economic environment, particularly its impact on the residential and commercial real estate loan classes.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2011 and 2010 due to charge-offs, recoveries, and the provision for credit losses during the respective periods. The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.

ASSET QUALITY (continued)

Allocation of the Reserve for Credit Losses

	March 31, 2011		December 31, 2010		March 31, 2010
($ in Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans

Specific Reserve	$60.4	—%	$63.7	—%	$52.6	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	106.7	21	113.6	21	133.2	23
Commercial Real Estate	78.6	12	76.7	11	69.8	12
Lease Financing, net	1.5	4	1.3	4	1.6	4
Non-U.S.	4.0	3	3.8	4	4.0	3
Other	—	3	—	1	—	2

Total Commercial	190.8	43	195.4	41	208.6	44

Personal
Residential Real Estate	85.9	39	81.6	39	71.3	39
Private Client	13.7	18	16.6	19	17.5	17
Other	—	—	—	1	—	—

Total Personal	99.6	57	98.2	59	88.8	56

Total Allocated Inherent Allowance	$290.4	100%	$293.6	100%	$297.4	100%

Total Allowance for Credit Losses	350.8		357.3		350.0

Allowance Assigned to:
Loans and Leases	$313.5		$319.6		$320.5
Unfunded Commitments and Standby Letters of Credit	37.3		37.7		29.5

Total Allowance for Credit Losses	$350.8		$357.3		$350.0

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.12%		1.14%		1.15%

MARKET RISK MANAGEMENT

As described in the 2010 Annual Report to Shareholders, Northern Trust manages its interest rate risk through two primary measurement techniques: simulation of earnings and simulation of economic value of equity. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position, as measured by current market implied forward interest rates and sensitivity analyses, and the VaR associated with the foreign exchange trading portfolio, have not changed significantly since December 31, 2010.

RECONCILIATIONS OF OPERATING EARNINGS TO REPORTED EARNINGS

The following table provides a reconciliation of operating earnings, a non-GAAP financial measure which excludes Visa related indemnification benefits, to reported earnings prepared in accordance with GAAP. Management believes the presentation of operating earnings in addition to reported results prepared in accordance with GAAP provides a clearer indication of the results and trends in Northern Trust’s core businesses.

	First Quarter 2011		First Quarter 2010
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$151.0	$.61	$—	$—
Visa Indemnification Benefit (net of tax effect of $3.7 in the first quarter of 2011)	(6.4)	(.02)	—	—

Operating Earnings	$144.6	$.59	$—	$—

RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

The table below presents a reconciliation of interest income and net interest income prepared in accordance with GAAP to interest income and net interest income on a fully taxable equivalent (FTE) basis, a non-GAAP financial measure. Management believes this presentation provides a clearer indication of net interest margins for comparative purposes.

	Three Months Ended
	March 31, 2011			March 31, 2010
(In Millions)	Reported	FTE Adj.	FTE*	Reported	FTE Adj.	FTE*
Interest Income	$347.1	$10.5	$357.6	$314.3	$9.7	$324.0
Interest Expense	112.7	—	112.7	83.9	—	83.9

Net Interest Income	234.4	10.5	244.9	230.4	9.7	240.1
Net Interest Margin	1.26%		1.32%	1.39%		1.44%

*	Fully taxable equivalent (FTE).

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, capital adequacy, dividend policy, expansion and business development plans, risk management policies, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, re-engineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including allowance levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments with respect to litigation, other contingent liabilities and obligations, and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results.

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of the recent disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of

FACTORS AFFECTING FUTURE RESULTS (continued)

continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating future acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation and regulations, including Basel III and regulations that may be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties

FACTORS AFFECTING FUTURE RESULTS (continued)

inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2010 Annual Report to Shareholders (pages 51-63), in the section of the “Notes to Consolidated Financial Statements” in the 2010 Annual Report to Shareholders captioned “Note 24 – Contingent Liabilities” (pages 104 and 105), in the sections of “Item 1 – Business” of the 2010 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2-13), and in “Item 1A – Risk Factors” of the 2010 Annual Report on Form 10-K (pages 27-36). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	First Quarter
EQUIVALENT BASIS)	2011			2010
		Average			Average
($ in Millions)	Interest	Balance	Rate	Interest	Balance	Rate
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$.1	$251.1	.15%	$.2	$278.4	.29%
Interest-Bearing Deposits with Banks	37.6	16,153.8	.94	33.5	14,581.1	.93
Federal Reserve Deposits and Other Interest-Bearing	6.4	8,950.1	.29	4.1	6,753.8	.25
Securities
U.S. Government	4.4	973.6	1.82	.1	67.2	.60
Obligations of States and Political Subdivisions	10.9	667.9	6.54	12.0	750.6	6.39
Government Sponsored Agency	24.2	12,615.5	.78	31.5	11,615.2	1.10
Other (1)	26.3	7,989.4	1.34	17.1	5,870.9	1.18

Total Securities	65.8	22,246.4	1.20	60.7	18,303.9	1.34

Loans and Leases (2)	247.7	27,795.0	3.61	225.5	27,497.8	3.33

Total Earning Assets	$357.6	$75,396.4	1.92%	$324.0	$67,415.1	1.95%

Allowance for Credit Losses Assigned to Loans and Leases	—	(319.2)	—	—	(305.4)	—
Cash and Due from Banks	—	3,431.6	—	—	2,479.9	—
Buildings and Equipment	—	503.8	—	—	537.0	—
Client Security Settlement Receivables	—	428.9	—	—	435.1	—
Goodwill	—	405.1	—	—	396.8	—
Other Assets	—	3,419.1	—	—	4,011.1	—

Total Assets	$—	$83,265.7	—	$—	$74,969.6	—

Average Source of Funds
Deposits
Savings and Money Market	$8.1	$13,901.7	.24%	$9.0	$12,889.6	.28%
Savings Certificates and Other Time	8.1	3,831.3	.85	11.6	3,848.1	1.22
Non-U.S. Offices - Interest-Bearing	50.5	36,075.3	.57	19.3	27,973.4	.28

Total Interest-Bearing Deposits	66.7	53,808.3	.50	39.9	44,711.1	.36
Short-Term Borrowings	2.5	5,130.3	.20	2.6	6,839.4	.16
Senior Notes	15.7	1,893.2	3.36	11.5	1,518.3	3.07
Long-Term Debt	27.1	2,723.3	4.04	29.5	2,803.1	4.26
Floating Rate Capital Debt	.7	276.9	.87	.4	276.8	.59

Total Interest-Related Funds	$112.7	$63,832.0	.72%	$83.9	$56,148.7	.61%

Interest Rate Spread	—	—	1.20%	—	—	1.34%
Demand and Other Noninterest-Bearing Deposits	—	9,748.8	—	—	9,517.9	—
Other Liabilities	—	2,832.1	—	—	2,848.4	—
Stockholders’ Equity	—	6,852.8	—	—	6,454.6	—

Total Liabilities and Stockholders’ Equity	$—	$83,265.7	—	$—	$74,769.6	—

Net Interest Income/Margin (FTE Adjusted)	$244.9	$—	1.32%	$240.1	$—	1.44%

Net Interest Income/Margin (Unadjusted)	$234.4	$—	1.26%	$230.4	$—	1.39%

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE

	Three Months 2011/2010
	Change Due To
	Average
(In Millions)	Balance	Rate	Total
Earning Assets (FTE)	$22.0	$11.6	$33.6
Interest-Related Funds	9.4	19.4	28.8

Net Interest Income (FTE)	$12.6	$(7.8)	$4.8

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of March 31, 2011 and 2010.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.2%. Total taxable equivalent interest adjustments amounted to $10.5 million and $9.7 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks or within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Management” section within this Form 10-Q.

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

The information presented in Note 18 titled “Contingent Liabilities” within this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1-31, 2011	33,664	$52.59	33,664
February 1-28, 2011	345,000	52.68	345,000
March 1-31, 2011	322,482	50.94	322,482

Total (First Quarter)	701,146	$51.88	701,146	6,478,135

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 29, 2011	By:	/s/ William L. Morrison
William L. Morrison
Executive Vice President and Chief Financial Officer

Date: April 29, 2011	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

	(i)	2011 Form of Director Stock Agreement.

	(ii)	2011 Form of Advisory Director Cash-Settled Stock Unit Award.

	(iii)	2011 Form of New Director Stock Agreement.

	(iv)	2011 Form of Director Prorated Stock Agreement.

	(v)	2011 Form of Stock Option Terms and Conditions.

	(vi)	2011 Form of Stock Unit Award Terms and Conditions.

	(vii)	2011 Cash-Settled Stock Unit Award Terms and Conditions.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

	(i)	Edited version of the remarks delivered by Frederick H. Waddell, Chairman, President, and Chief Executive Officer, at the Annual Meeting of Stockholders of Northern Trust Corporation held on April 19, 2011.

EXHIBIT INDEX (continued)

(101)	Interactive Data File

	(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.