Form 10-Q
period 2011-06-30
NORTHERN TRUST CORP
filed 2011-07-29
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

240,992,368 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2011)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2011	December 31 2010
	(Unaudited)
Assets
Cash and Due from Banks	$5,099.1	$2,818.0
Federal Funds Sold and Securities Purchased under Agreements to Resell	46.6	160.1
Interest-Bearing Deposits with Banks	16,613.8	15,351.3
Federal Reserve Deposits and Other Interest-Bearing	15,173.8	10,924.6
Securities
Available for Sale	24,163.0	19,901.9
Held to Maturity (Fair value of $872.9 and $941.8)	854.9	922.2
Trading Account	8.3	6.8

Total Securities	25,026.2	20,830.9

Loans and Leases
Commercial	12,436.6	11,613.4
Personal	16,129.4	16,518.6

Total Loans and Leases (Net of unearned income of $419.5 and $456.8)	28,566.0	28,132.0

Allowance for Credit Losses Assigned to Loans and Leases	(311.3)	(319.6)
Buildings and Equipment	495.7	504.5
Client Security Settlement Receivables	1,577.9	701.3
Goodwill	434.9	400.9
Other Assets	4,675.6	4,339.9

Total Assets	$97,398.3	$83,843.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$12,247.7	$7,658.9
Savings and Money Market	14,191.1	14,208.7
Savings Certificates and Other Time	3,749.1	3,913.0
Non U.S. Offices – Noninterest-Bearing	4,486.5	2,942.7
– Interest-Bearing	42,826.5	35,472.4

Total Deposits	77,500.9	64,195.7
Federal Funds Purchased	1,103.4	3,691.7
Securities Sold Under Agreements to Repurchase	1,479.3	954.4
Other Borrowings	2,281.6	347.7
Senior Notes	1,889.9	1,896.1
Long-Term Debt	2,431.2	2,729.3
Floating Rate Capital Debt	276.9	276.9
Other Liabilities	3,409.7	2,921.8

Total Liabilities	90,372.9	77,013.6

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 240,992,368 and 242,268,903	408.6	408.6
Additional Paid-In Capital	948.9	920.0
Retained Earnings	6,138.3	5,972.1
Accumulated Other Comprehensive Loss	(243.3)	(305.3)
Treasury Stock (4,179,156 and 2,902,621 shares, at cost)	(227.1)	(165.1)

Total Stockholders’ Equity	7,025.4	6,830.3

Total Liabilities and Stockholders’ Equity	$97,398.3	$83,843.9

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Share Information)	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$557.8	$543.5	$1,072.7	$1,058.6
Foreign Exchange Trading Income	80.8	115.4	165.6	195.1
Treasury Management Fees	18.6	19.9	37.2	40.0
Security Commissions and Trading Income	15.9	15.3	30.9	28.6
Other Operating Income	42.2	37.4	77.9	76.4
Investment Security Gains (Losses), net (1)	(16.6)	(.1)	(22.1)	.2

Total Noninterest Income	698.7	731.4	1,362.2	1,398.9

Net Interest Income
Interest Income	359.7	317.9	706.8	632.2
Interest Expense	113.6	85.1	226.3	169.0

Net Interest Income	246.1	232.8	480.5	463.2
Provision for Credit Losses	10.0	50.0	25.0	90.0

Net Interest Income after Provision for Credit Losses	236.1	182.8	455.5	373.2

Noninterest Expense
Compensation	320.2	278.2	614.2	552.9
Employee Benefits	67.2	58.8	122.0	121.9
Outside Services	134.9	114.6	258.9	220.2
Equipment and Software	83.1	69.8	156.5	136.4
Occupancy	43.2	41.9	85.8	84.6
Visa Indemnification Benefit	—	(12.7)	(10.1)	(12.7)
Other Operating Expense	56.7	63.8	130.9	130.8

Total Noninterest Expense	705.3	614.4	1,358.2	1,234.1

Income before Income Taxes	229.5	299.8	459.5	538.0
Provision for Income Taxes	77.5	100.2	156.5	181.2

Net Income	$152.0	$199.6	$303.0	$356.8

Net Income Applicable to Common Stock	$152.0	$199.6	$303.0	$356.8

Per Common Share
Net Income – Basic	$.62	$.82	$1.24	$1.46
– Diluted	.62	.82	1.24	1.46

Average Number of Common Shares Outstanding – Basic	241,484,195	242,045,799	241,803,405	241,885,877
– Diluted	241,912,058	242,597,066	242,437,963	242,555,460

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2011	2010	2011	2010
Net Income	$152.0	$199.6	$303.0	$356.8
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	30.4	7.7	33.8	20.4
Net Unrealized Gains (Losses) on Cash Flow Hedges	(2.0)	(11.2)	7.0	10.4
Foreign Currency Translation Adjustments	2.2	14.4	9.4	3.0
Pension and Other Postretirement Benefit Adjustments	5.7	6.3	11.8	12.5

Other Comprehensive Income	36.3	17.2	62.0	46.3

Comprehensive Income	$188.3	$216.8	$365.0	$403.1

(1) Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(1.7)	$(.7)	$(1.6)	$(.7)
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	(15.2)	.6	(20.4)	.6
Other Security Gains (Losses), net	.3	—	(.1)	.3

Investment Security Gains (Losses), net	$(16.6)	$(.1)	$(22.1)	$.2

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2011	2010
Common Stock
Balance at January 1 and June 30	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	920.0	888.3
Treasury Stock Transactions – Stock Options and Awards	(10.4)	(14.5)
Stock Options and Awards – Amortization	39.7	30.4
Stock Options and Awards – Tax Benefits	(.4)	1.0

Balance at June 30	948.9	905.2

Retained Earnings
Balance at January 1	5,972.1	5,576.0
Net Income	303.0	356.8
Dividends Declared – Common Stock	(136.8)	(136.2)

Balance at June 30	6,138.3	5,796.6

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(305.3)	(361.6)
Net Unrealized Gains on Securities Available for Sale	33.8	20.4
Net Unrealized Gains on Cash Flow Hedges	7.0	10.4
Foreign Currency Translation Adjustments	9.4	3.0
Pension and Other Postretirement Benefit Adjustments	11.8	12.5

Balance at June 30	(243.3)	(315.3)

Treasury Stock
Balance at January 1	(165.1)	(199.2)
Stock Options and Awards	14.6	28.6
Stock Purchased	(76.6)	(4.9)

Balance at June 30	(227.1)	(175.5)

Total Stockholders’ Equity at June 30	$7,025.4	$6,619.6

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Six Months Ended June 30
(In Millions)	2011	2010
Cash Flows from Operating Activities:
Net Income	$303.0	$356.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	22.1	(.2)
Amortization and Accretion of Securities and Unearned Income	(19.7)	(27.4)
Provision for Credit Losses	25.0	90.0
Depreciation on Buildings and Equipment	46.3	44.3
Amortization of Computer Software	78.3	66.9
Amortization of Intangibles	6.2	7.5
Qualified Pension Plan Contribution	(10.6)	(20.0)
Visa Indemnification Benefit	(10.1)	(12.7)
Decrease in Receivables	94.3	51.3
Decrease in Interest Payable	(10.8)	(4.3)
Changes in Derivative Instrument (Gains) Losses, net	89.9	77.9
Other Operating Activities, net	(50.7)	137.3

Net Cash Provided by Operating Activities	563.2	767.4

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	113.5	(12.2)
Net Increase in Interest-Bearing Deposits with Banks	(1,262.5)	(371.3)
Net (Increase) Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	(4,237.6)	5,185.3
Purchases of Securities – Held to Maturity	(87.8)	(279.5)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	155.3	271.5
Purchases of Securities – Available for Sale	(13,549.1)	(7,626.7)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	9,484.4	5,921.3
Net Increase in Loans and Leases	(491.6)	(664.2)
Purchases of Buildings and Equipment, net	(25.1)	(30.3)
Purchases and Development of Computer Software	(72.6)	(105.7)
Net Increase in Client Security Settlement Receivables	(876.7)	(67.0)
Decrease in Cash Due to Acquisitions, net of Cash Acquired	(71.0)	—
Other Investing Activities, net	(211.4)	560.3

Net Cash Provided (Used in) by Investing Activities	(11,132.2)	2,781.5

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	13,305.2	(329.2)
Net Decrease in Federal Funds Purchased	(2,588.2)	(2,208.6)
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	524.8	(404.5)
Net Increase (Decrease) in Short-Term Other Borrowings	1,975.7	(461.2)
Proceeds from Term Federal Funds Purchased	7,459.9	11,785.0
Repayments of Term Federal Funds Purchased	(7,479.0)	(11,399.0)
Proceeds from Senior Notes and Long-Term Debt	—	600.0
Repayments of Senior Notes and Long-Term Debt	(317.7)	(282.1)
Treasury Stock Purchased	(76.4)	(3.9)
Net Proceeds from Stock Options	42.6	13.1
Cash Dividends Paid on Common Stock	(137.1)	(135.5)
Other Financing Activities, net	—	356.8

Net Cash Provided by (Used in) Financing Activities	12,709.8	(2,469.1)

Effect of Foreign Currency Exchange Rates on Cash	140.3	(47.4)

Increase in Cash and Due from Banks	2,281.1	1,032.4
Cash and Due from Banks at Beginning of Year	2,818.0	2,491.8

Cash and Due from Banks at End of Period	$5,099.1	$3,524.2

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$237.1	$173.5
Income Taxes Paid	78.1	33.3
Transfers from Loans to OREO	36.0	24.5

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust), all of which are wholly-owned. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2011 and 2010, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain prior period balances have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2010 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”. The ASU removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to new transactions or modifications of existing transactions that occur on or after the effective date. Repurchase transactions entered into by Northern Trust are accounted for as secured borrowings; therefore, the adoption of this ASU, effective January 1, 2012, is not expected to have an impact on Northern Trust’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and are effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU by Northern Trust, effective January 1, 2012, will result in additional fair value measurement disclosures, but is not expected to have a material impact on the consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income

Notes to Consolidated Financial Statements (continued)

must be reclassified to net income, the presentation of the tax effects on other comprehensive income or how earnings per share is calculated or presented. Since this ASU addresses financial statement presentation only, its adoption, effective January 1, 2012, will not impact Northern Trust’s consolidated financial position or results of operations.

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

Northern Trust’s Level 2 assets include available for sale and trading account securities. Their fair values are determined by external pricing vendors, or in limited cases internally, using widely accepted income-based (discounted cash flow) models that incorporate observable current market yield curves and assumptions regarding anticipated prepayments and defaults.

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

Notes to Consolidated Financial Statements (continued)

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

The following presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by fair value hierarchy level.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
June 30, 2011
Securities
Available for Sale
U.S. Government	$1,407.1	$—	$—	$—	$1,407.1
Obligations of States and Political Subdivisions	—	36.2	—	—	36.2
Government Sponsored Agency	—	13,129.4	—	—	13,129.4
Corporate Debt	—	2,400.9	—	—	2,400.9
Non-U.S. Government	—	212.2	—	—	212.2
Residential Mortgage-Backed	—	207.6	—	—	207.6
Other Asset-Backed	—	1,642.6	—	—	1,642.6
Certificates of Deposit	—	3,325.4	—	—	3,325.4
Auction Rate	—	—	205.1	—	205.1
Other	—	1,596.5	—	—	1,596.5

Total	1,407.1	22,550.8	205.1	—	24,163.0

Trading Account	—	8.3	—	—	8.3

Total	1,407.1	22,559.1	205.1	—	24,171.3

Other Assets
Derivatives
Foreign Exchange Contracts	—	4,288.3	—	—	4,288.3
Interest Rate Swaps	—	282.7	—	—	282.7
Interest Rate Options	—	.1	—	—	.1
Credit Default Swaps	—	—	—	—	—
Forward Contracts	—	.1	—	—	.1

Total	—	4,571.2	—	(2,740.5)	1,830.7

All Other	75.4	41.3	—	—	116.7

Total	75.4	4,612.5	—	(2,740.5)	1,947.4

Total Assets at Fair Value	$1,482.5	$27,171.6	$205.1	$(2,740.5)	$26,118.7

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$4,262.3	$—	$—	$4,262.3
Interest Rate Swaps	—	172.8	—	—	172.8
Interest Rate Options	—	.1	—	—	.1
Credit Default Swaps	—	2.2	—	—	2.2
Forward Contracts	—	—	—	—	—

Total	—	4,437.4	—	(2,994.9)	1,442.5

All Other	—	—	55.2	—	55.2

Total Liabilities at Fair Value	$—	$4,437.4	$55.2	$(2,994.9)	$1,497.7

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of June 30, 2011, derivative assets and liabilities shown above also include reductions of $1,300.2 million and $1,554.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
December 31, 2010
Securities
Available for Sale
U.S. Government	$658.4	$—	$—	$—	$658.4
Obligations of States and Political Subdivisions	—	36.3	—	—	36.3
Government Sponsored Agency	—	11,970.7	—	—	11,970.7
Corporate Debt	—	2,554.0	—	—	2,554.0
Non-U.S. Government	—	440.6	—	—	440.6
Residential Mortgage-Backed	—	254.6	—	—	254.6
Other Asset-Backed	—	1,605.7	—	—	1,605.7
Certificates of Deposit	—	1,402.5	—	—	1,402.5
Auction Rate	—	—	367.8	—	367.8
Other	—	611.3	—	—	611.3

Total	658.4	18,875.7	367.8	—	19,901.9

Trading Account	—	6.8	—	—	6.8

Total	658.4	18,882.5	367.8	—	19,908.7

Other Assets
Derivatives
Foreign Exchange Contracts	—	5,792.8	—	—	5,792.8
Interest Rate Swaps	—	285.8	—	—	285.8
Interest Rate Options	—	.1	—	—	.1
Credit Default Swaps	—	—	—	—	—
Forward Contracts	—	.5	—	—	.5

Total	—	6,079.2	—	(4,770.9)	1,308.3

All Other	65.9	37.4	—	—	103.3

Total	65.9	6,116.6	—	(4,770.9)	1,411.6

Total Assets at Fair Value	$724.3	$24,999.1	$367.8	$(4,770.9)	$21,320.3

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$5,781.3	$—	$—	$5,781.3
Interest Rate Swaps	—	163.7	—	—	163.7
Interest Rate Options	—	.1	—	—	.1
Credit Default Swaps	—	2.8	—	—	2.8
Forward Contracts	—	.2	—	—	.2

Total	—	5,948.1	—	(4,106.4)	1,841.7

All Other	—	—	58.6	—	58.6

Total Liabilities at Fair Value	$—	$5,948.1	$58.6	$(4,106.4)	$1,900.3

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2010, derivative assets and liabilities shown above also include reductions of $2,952.7 million and $2,288.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 assets for the three and six months ended June 30, 2011 and 2010.

(In Millions)	Auction Rate Securities
Three Months Ended June 30	2011	2010
Fair Value at April 1	$285.3	$411.7
Total Realized and Unrealized
(Gains) Losses Included in Earnings	(5.2)	(2.1)
Gains (Losses) Included in Other Comprehensive Income	(4.2)	2.0
Purchases, Issuances, Sales, and Settlements
Sales	—	—
Settlements	(70.8)	(26.7)

Fair Value at June 30	$205.1	$384.9

Six Months Ended June 30	2011	2010
Fair Value at January 1	$367.8	$427.7
Total Realized and Unrealized
(Gains) Losses Included in Earnings	(9.6)	(2.6)
Gains (Losses) Included in Other Comprehensive Income	(10.6)	(5.9)
Purchases, Issuances, Sales, and Settlements
Sales	(1.5)	(.3)
Settlements	(141.0)	(34.0)

Fair Value at June 30	$205.1	$384.9

Northern Trust purchased certain illiquid auction rate securities from clients in 2008 which were recorded at their purchase date fair values and designated as available for sale securities. Subsequent to their purchase, the securities are reported at fair value and unrealized gains and losses are credited or charged, net of the tax effect, to accumulated other comprehensive income (AOCI). As of June 30, 2011 and December 31, 2010, the net unrealized gain related to these securities was $0.2 million ($0.1 million net of tax) and $10.8 million ($6.8 million net of tax), respectively. Realized gains for the three month period ended June 30, 2011 of $5.2 million represent redemptions by issuers. Realized gains for the six month period ended June 30, 2011 of $9.6 million include $9.5 million from redemptions by issuers and $.1 million from sales of securities. Realized gains for the three and six month period ended June 30, 2010 of $2.1 million and $2.6 million, respectively, represent redemptions by issuers. Gains on redemptions and sales are included in interest income and securities gains (losses), net, respectively, within the consolidated statement of income.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 liabilities for the three and six months ended June 30, 2011 and 2010.

(In Millions)	Other Liabilities *
Three Months Ended June 30	2011	2010
Fair Value at April 1	$49.2	$92.4
Total Realized and Unrealized (Gains) Losses
Included in Earnings	2.9	1.5
Included in Other Comprehensive Income	—	—
Purchases, Issuances, Sales, and Settlements
Issuances	5.0	.8
Settlements	(1.9)	(13.7)

Fair Value at June 30	$55.2	$81.0

SIx Months Ended June 30
Fair Value at January 1	$58.6	$94.4
Total Realized and Unrealized (Gains) Losses
Included in Earnings	1.3	(.7)
Included in Other Comprehensive Income	—	—
Purchases, Issuances, Sales, and Settlements
Issuances	7.5	1.3
Settlements	(12.2)	(14.0)

Fair Value at June 30	$55.2	$81.0

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30	—	—

*	Balances relate to standby letters of credit and the net estimated liability for Visa related indemnifications.

All realized and unrealized gains and losses related to Level 3 liabilities are included in other operating income or other operating expense with the exception of those related to the Visa indemnification liability, which have been presented separately in the consolidated statement of income.

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.

Notes to Consolidated Financial Statements (continued)

The following provides information regarding those assets measured at fair value on a nonrecurring basis at June 30, 2011 and 2010, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2011
Loans (1)	$—	$—	$62.2	$62.2
Other Real Estate Owned (2)	—	—	2.7	2.7

Total Assets at Fair Value	$—	$—	$64.9	$64.9

June 30, 2010
Loans (1)	$—	$—	$105.6	$105.6
Other Real Estate Owned (2)	—	—	1.2	1.2

Total Assets at Fair Value	$—	$—	$106.8	$106.8

(1)	Northern Trust provided an additional $5.2 million and $4.5 million of specific reserves to reduce the fair value of these loans during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, these loans were reduced by $4.7 million and $18.0 million, respectively.
(2)	Northern Trust charged $.8 million and $.5 million through other operating expenses during the three months ended June 30, 2011 and June 30, 2010 respectively to reduce the fair values of these Other Real Estate Owned (OREO) properties. During the six months ended June 30 2011 and 2010, the fair values of these OREO properties were reduced by $.9 million and $1.0 million, respectively.

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

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair values of financial instruments.

	June 30, 2011		December 31, 2010
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$5,099.1	$5,099.1	$2,818.0	$2,818.0
Federal Funds Sold and Resell Agreements	46.6	46.6	160.1	160.1
Interest-Bearing Deposits with Banks	16,613.8	16,613.8	15,351.3	15,351.3
Federal Reserve Deposits and Other Interest-Bearing	15,173.8	15,173.8	10,924.6	10,924.6
Securities
Available for Sale	24,163.0	24,163.0	19,901.9	19,901.9
Held to Maturity	854.9	872.9	922.2	941.8
Trading Account	8.3	8.3	6.8	6.8
Loans (excluding Leases)
Held for Investment	27,232.2	27,371.3	26,747.8	26,814.2
Held for Sale	1.5	1.5	2.2	2.2
Client Security Settlement Receivables	1,577.9	1,577.9	701.3	701.3
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	189.6	189.6	185.5	185.5
Affordable Housing Investments	263.6	263.6	265.4	265.4
Liabilities
Deposits
Demand, Noninterest-Bearing, and Savings and Money Market	$30,925.3	$30,925.3	$24,810.3	$24,810.3
Savings Certificates, Other Time and Non U. S. Offices Interest-Bearing	46,575.6	46,242.5	39,385.4	39,402.1
Federal Funds Purchased	1,103.4	1,103.4	3,691.7	3,691.7
Securities Sold under Agreements to Repurchase	1,479.3	1,479.3	954.4	954.4
Other Borrowings	2,281.6	2,281.6	347.7	347.7
Senior Notes	1,889.9	1,932.3	1,896.1	1,936.5
Long Term Debt (excluding Leases)
Subordinated Debt	1,018.3	1,043.9	1,148.7	1,177.2
Federal Home Loan Bank Borrowings	1,366.3	1,403.6	1,532.5	1,613.5
Floating Rate Capital Debt	276.9	239.6	276.9	223.2
Financial Guarantees	55.2	55.2	58.6	58.6
Loan Commitments	32.5	32.5	32.4	32.4
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$40.5	$40.5	$44.9	$44.9
Liabilities	47.0	47.0	51.4	51.4
Interest Rate Swaps
Assets	131.4	131.4	134.6	134.6
Liabilities	25.0	25.0	15.3	15.3
Credit Default Swaps
Assets	—	—	—	—
Liabilities	2.2	2.2	2.8	2.8
Forward Contracts
Assets	.1	.1	.5	.5
Liabilities	—	—	.2	.2
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,247.8	4,247.8	5,747.9	5,747.9
Liabilities	4,215.3	4,215.3	5,729.9	5,729.9
Interest Rate Swaps
Assets	151.3	151.3	151.2	151.2
Liabilities	147.8	147.8	148.4	148.4
Interest Rate Options
Assets	.1	.1	.1	.1
Liabilities	.1	.1	.1	.1

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at June 30, 2011 and December 31, 2010.

Securities Available for Sale	June 30, 2011
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,393.8	$13.6	$.3	$1,407.1
Obligations of States and Political Subdivisions	35.2	1.0	—	36.2
Government Sponsored Agency	13,079.6	58.3	8.5	13,129.4
Corporate Debt	2,389.9	11.3	.3	2,400.9
Non-U.S. Government Debt	212.2	—	—	212.2
Residential Mortgage-Backed	238.9	.1	31.4	207.6
Other Asset-Backed	1,642.8	1.9	2.1	1,642.6
Certificates of Deposit	3,325.4	—	—	3,325.4
Auction Rate	204.9	5.6	5.4	205.1
Other	1,590.5	8.8	2.8	1,596.5

Total	$24,113.2	$100.6	$50.8	$24,163.0

Securities Held to Maturity	June 30, 2011
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$572.5	$26.2	$.2	$598.5
Government Sponsored Agency	166.8	4.2	.1	170.9
Other	115.6	—	12.1	103.5

Total	$854.9	$30.4	$12.4	$872.9

Securities Available for Sale	December 31, 2010
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$667.2	$1.0	$9.8	$658.4
Obligations of States and Political Subdivisions	35.4	.9	—	36.3
Government Sponsored Agency	11,937.0	47.0	13.3	11,970.7
Corporate Debt	2,547.7	7.8	1.5	2,554.0
Non-U.S. Government Debt	440.6	—	—	440.6
Residential Mortgage-Backed	308.0	.9	54.3	254.6
Other Asset-Backed	1,606.5	1.5	2.3	1,605.7
Certificates of Deposit	1,402.5	—	—	1,402.5
Auction Rate	357.0	14.2	3.4	367.8
Other	610.8	4.2	3.7	611.3

Total	$19,912.7	$77.5	$88.3	$19,901.9

Securities Held to Maturity	December 31, 2010
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$635.0	$26.2	$.4	$660.8
Government Sponsored Agency	169.3	4.6	.2	173.7
Other	117.9	—	10.6	107.3

Total	$922.2	$30.8	$11.2	$941.8

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of June 30, 2011.

	Amortized	Fair
(In Millions)	Cost	Value
Available for Sale
Due in One Year or Less	$11,172.2	$11,175.5
Due After One Year Through Five Years	11,812.2	11,851.0
Due After Five Years Through Ten Years	716.2	720.3
Due After Ten Years	412.6	416.2

Total	24,113.2	24,163.0

Held to Maturity
Due in One Year or Less	153.4	154.5
Due After One Year Through Five Years	406.8	418.0
Due After Five Years Through Ten Years	264.0	274.0
Due After Ten Years	30.7	26.4

Total	$854.9	$872.9

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Losses totaling $16.6 million and $22.1 million were recognized for the three and six months ended June 30, 2011, respectively. Included in the losses were $16.9 million and $22.0 million, respectively, recorded in connection with the write down of residential mortgage-backed securities that were determined to be other-than-temporarily impaired. Other-than-temporary impairment (OTTI) losses totaling $.1 million were recognized for the three and six months ended June 30, 2010. There were $.3 million realized net security gains for the three months ended June 30, 2011 and $.1 million realized net security losses for the six months ended June 30, 2011. There were no realized security gains for the three months ended June 30, 2010 and realized gains for the six months ended June 30, 2010 totaled $.3 million.

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of June 30, 2011 and December 31, 2010.

Securities with Unrealized Losses as of June 30, 2011	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses
U.S. Government	$199.8	$0.3	$—	$—	$199.8	$.3
Obligations of States and Political Subdivisions	.9	—	3.0	.2	3.9	.2
Government Sponsored Agency	1,358.8	6.9	320.5	1.7	1,679.3	8.6
Corporate Debt	93.6	—	100.0	.3	193.6	.3
Residential Mortgage-Backed	4.0	—	200.5	31.4	204.5	31.4
Other Asset-Backed	510.8	1.8	63.8	.3	574.6	2.1
Auction Rate	67.4	2.7	54.7	2.7	122.1	5.4
Other	465.0	4.7	44.1	10.2	509.1	14.9

Total	$2,700.3	$16.4	$786.6	$46.8	$3,486.9	$63.2

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2010	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses
U.S. Government	$492.9	$9.8	$—	$—	$492.9	$9.8
Obligations of States and Political Subdivisions	3.0	—	3.2	.4	6.2	.4
Government Sponsored Agency	980.7	11.0	328.7	2.5	1,309.4	13.5
Corporate Debt	930.6	1.1	475.2	.4	1,405.8	1.5
Residential Mortgage-Backed	—	—	248.8	54.3	248.8	54.3
Other Asset-Backed	513.5	2.2	27.0	.1	540.5	2.3
Auction Rate	77.6	3.3	.7	.1	78.3	3.4
Other	482.2	6.8	36.5	7.5	518.7	14.3

Total	$3,480.5	$34.2	$1,120.1	$65.3	$4,600.6	$99.5

As of June 30, 2011, 286 securities with a combined fair value of $3.5 billion were in an unrealized loss position, with their unrealized losses totaling $63.2 million. The majority of the unrealized losses reflect the impact of credit and liquidity spreads on the valuations of 24 residential mortgage-backed securities with unrealized losses totaling $31.4 million that have been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at June 30, 2011 represented 80% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $196.1 million and $166.7 million, respectively. Securities classified as “other asset-backed” at June 30, 2011 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $8.6 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $14.9 million of unrealized losses in securities classified as “other” at June 30, 2011 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $5.4 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $.3 million within corporate debt securities primarily reflect widened credit spreads; 83% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2011 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

Notes to Consolidated Financial Statements (continued)

Security impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible OTTI. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is other-than-temporary include, but are not limited to, the length of time which the security has been impaired; the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; and Northern Trust’s ability and intent not to sell, and the likelihood that it will not be required to sell, the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if OTTI has occurred.

While all securities are considered, the following describes Northern Trust’s process for identifying credit impairment within mortgage-backed securities, including non-agency residential mortgage-backed securities, the security type for which Northern Trust has previously recognized OTTI. To determine if an unrealized loss on a mortgage-backed security is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, the roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, a credit related OTTI loss is recorded to earnings equal to the difference between the two amounts.

Expected losses on non-agency residential mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, security credit enhancement level, insurance coverage, year of origination, and type of collateral. The factors used in developing the expected loss on non-agency residential mortgage-backed securities vary by year of origination and type of collateral. As of June 30, 2011, the expected losses on subprime, Alt-A, prime and 2nd lien portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. June 30, 2011 amortized cost, weighted average ultimate default rates, and loss severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

Notes to Consolidated Financial Statements (continued)

(In Millions)	June 30, 2011
			Loss Severity Rates
	Amortized	Weighted Average			Weighted
Security Type	Cost	Ultimate Default Rates	Low	High	Average
Prime	$24.8	14.5%	38.0%	66.0%	52.4%
Alt-A	41.2	43.5	52.3	73.0	68.3
Subprime	135.3	51.0	70.4	86.5	75.4
2nd Lien	37.6	33.1	99.6	100.0	99.9

Total Non-Agency Residential Mortgage-Backed Securities	$238.9	41.7%	38.0%	100.0%	75.6%

During the three and six months ended June 30, 2011, performance metrics specific to subprime and Alt-A loans experienced additional deterioration resulting in the recognition of OTTI losses of $16.9 million and $22.0 million, respectively, in connection with residential mortgage-backed securities. OTTI losses totaled $.1 million for the three and six months ended June 30, 2010.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income as well as net impairment losses recognized in earnings, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2011	2010	2011	2010
Changes in OTTI Losses*	$(1.7)	$(.7)	$(1.6)	$(.7)
Noncredit-related Losses Recorded in/ (Reclassified from) OCI**	(15.2)	.6	(20.4)	.6

Net Impairment Losses Recognized in Earnings	$(16.9)	$(.1)	$(22.0)	$(.1)

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2011	2010	2011	2010
Cumulative Credit-Related Losses on Securities – Beginning of Period	$99.3	$73.0	$94.2	$73.0
Plus: Losses on Newly Identified Impairments	1.5	—	1.5	—
Additional Losses on Previously Identified Impairments	15.4	.1	20.5	.1

Cumulative Credit-Related Losses on Securities – End of Period	$116.2	$73.1	$116.2	$73.1

Notes to Consolidated Financial Statements (continued)

The table below provides information regarding debt securities held as of June 30, 2011 and December 31, 2010, for which an OTTI loss had been recognized in the current period or previously.

	June 30,	December 31,
(In Millions)	2011	2010
Fair Value	$85.2	$79.9
Amortized Cost Basis	106.8	113.3
Noncredit-related Losses Recognized in OCI	(21.6)	(33.4)
Tax Effect	8.0	12.2

Amount Recorded in OCI	$(13.6)	$(21.2)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

	June 30,	December 31,
(In Millions)	2011	2010
Commercial
Commercial and Institutional	$6,293.9	$5,914.5
Commercial Real Estate	3,093.1	3,242.4
Lease Financing, net	1,022.8	1,063.7
Non-U.S.	1,676.0	1,046.2
Other	350.8	346.6

Total Commercial	12,436.6	11,613.4

Personal
Residential Real Estate	10,684.1	10,854.9
Private Client	5,191.0	5,423.7
Other	254.3	240.0

Total Personal	16,129.4	16,518.6

Total Loans and Leases	28,566.0	28,132.0

Allowance for Credit Losses Assigned to Loans and Leases	(311.3)	(319.6)

Net Loans and Leases	$28,254.7	$27,812.4

Included within the non-U.S., commercial-other, and personal-other classes were short duration advances primarily related to the processing of custodied client investments that totaled $2.1 billion and $1.4 billion at June 30, 2011 and December 31, 2010, respectively. Residential real estate loans classified as held for sale totaled $1.5 million at June 30, 2011 and $2.2 million at December 31, 2010 and are included in the residential real estate class.

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

Notes to Consolidated Financial Statements (continued)

Risk ratings are used for ranking the credit risk of borrowers and the probability of their default. Each borrower is rated using one of a number of ratings models, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans and leases in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan and lease class.

•	Commercial and Institutional: leverage, profit margin, liquidity, return on assets, asset size, and capital levels;

•

Commercial Real Estate: debt service coverage and leasing status for income-producing properties; loan-to-value and loan-to-cost ratios, leasing status, and guarantor support for loans associated with construction and development properties;

•	Lease Financing and Commercial-Other: leverage and profit margin levels;

•	Non-U.S.: entity type, liquidity, size, and leverage;

•	Residential Real Estate: payment history and cash flow-to-debt and net worth ratios;

•	Private Client: cash flow-to-debt and net worth ratios, leverage, and profit margin levels; and

•	Personal-Other: cash flow-to-debt and net worth ratios.

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

Loan and lease segment and class balances for June 30, 2011 and December 31, 2010 are provided below, segregated by borrower ratings into below average risk, average risk, and watch list categories.

	June 30, 2011				December 31, 2010
	Below Average	Average	Watch		Below Average	Average	Watch
(In Millions)	Risk	Risk	List	Total	Risk	Risk	List	Total
Commercial
Commercial and Institutional	$3,039.7	$3,010.4	$243.8	$6,293.9	$2,821.5	$2,849.8	$243.2	$5,914.5
Commercial Real Estate	1,336.4	1,409.4	347.3	3,093.1	1,232.8	1,594.3	415.3	3,242.4
Lease Financing, net	497.0	511.6	14.2	1,022.8	571.6	473.0	19.1	1,063.7
Non-U.S.	847.1	823.4	5.5	1,676.0	430.0	596.5	19.7	1,046.2
Other	220.3	130.5	—	350.8	209.5	137.1	—	346.6

Total Commercial	5,940.5	5,885.3	610.8	12,436.6	5,265.4	5,650.7	697.3	11,613.4

Personal
Residential Real Estate	2,665.6	7,617.0	401.5	10,684.1	2,896.0	7,586.9	372.0	10,854.9
Private Client	2,871.6	2,287.0	32.4	5,191.0	3,326.5	2,064.1	33.1	5,423.7
Other	81.0	173.3	—	254.3	78.1	161.9	—	240.0

Total Personal	5,618.2	10,077.3	433.9	16,129.4	6,300.6	9,812.9	405.1	16,518.6

Total Loans and Leases	$11,558.7	$15,962.6	$1,044.7	$28,566.0	$11,566.0	$15,463.6	$1,102.4	$28,132.0

Notes to Consolidated Financial Statements (continued)

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

Management’s assessment of the indicators of loan and lease collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans are considered past due if the required principal or interest payments have not been received as of the date such payments are due according to the contractual terms of the agreement. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income of the current period and the loan is classified as nonperforming. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt.

Loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to performing status when one of the following conditions are met: (i) no principal and interest is due and unpaid and repayment of the remaining contractual principal and interest is expected; (ii) there has been a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period

Notes to Consolidated Financial Statements (continued)

of time and repayment of the remaining contractual principal and interest is expected; or (iii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and of performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms and there has been a sustained period of repayment performance (generally a minimum of six months) under the revised terms.

The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of June 30, 2011 and December 31, 2010.

	June 30, 2011
(In Millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past	Current	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$26.9	$22.8	$3.3	$6,185.2	$6,238.2	$55.7	$6,293.9
Commercial Real Estate	12.5	6.5	8.1	2,959.5	2,986.6	106.5	3,093.1
Lease Financing, net	36.5	1.8	2.6	981.9	1,022.8	—	1,022.8
Non-U.S.	—	—	—	1,676.0	1,676.0	—	1,676.0
Other	—	—	—	350.8	350.8	—	350.8

Total Commercial	$75.9	$31.1	$14.0	$12,153.4	$12,274.4	$162.2	$12,436.6

Personal
Residential Real Estate	$19.7	$21.1	$3.9	$10,476.4	$10,521.1	$163.0	$10,684.1
Private Client	20.4	5.7	3.8	5,158.3	5,188.2	2.8	5,191.0
Other	—	—	—	254.3	254.3	—	254.3

Total Personal	40.1	26.8	7.7	15,889.0	15,963.6	165.8	16,129.4

Total Loans and Leases	$116.0	$57.9	$21.7	$28,042.4	$28,238.0	$328.0	$28,566.0

			Total Other Real Estate Owned			31.1

			Total Nonperforming Assets			$359.1

	December 31, 2010
	30-59 Days	60-89 Days	90 Days or		Total		Total Loans
(In Millions)	Past Due	Past Due	More Past	Current	Performing	Nonperforming	and Leases
Commercial
Commercial and Institutional	$16.3	$8.2	$.8	$5,831.2	$5,856.5	$58.0	$5,914.5
Commercial Real Estate	24.2	15.7	9.4	3,076.7	3,126.0	116.4	3,242.4
Lease Financing, net	—	—	—	1,063.7	1,063.7	—	1,063.7
Non-U.S.	—	—	—	1,046.2	1,046.2	—	1,046.2
Other	—	—	—	346.6	346.6	—	346.6

Total Commercial	40.5	23.9	10.2	11,364.4	11,439.0	174.4	11,613.4

Personal
Residential Real Estate	76.1	17.2	.9	10,607.4	10,701.6	153.3	10,854.9
Private Client	35.7	13.0	1.9	5,367.8	5,418.4	5.3	5,423.7
Other	—	—	—	240.0	240.0	—	240.0

Total Personal	111.8	30.2	2.8	16,215.2	16,360.0	158.6	16,518.6

Total Loans and Leases	$152.3	$54.1	$13.0	$27,579.6	$27,799.0	$333.0	$28,132.0

			Total Other Real Estate Owned			45.5

			Total Nonperforming Assets			$378.5

Notes to Consolidated Financial Statements (continued)

The following tables provide information related to impaired loans by segment and class.

	As of June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Reserve
Commercial and Institutional	$24.6	$31.8	$—	$18.2	$—	$17.6	$—
Commercial Real Estate	36.2	58.8	—	27.2	—	26.3	.1
Residential Real Estate	117.6	150.8	—	106.6	.3	109.9	1.1
Private Client	2.8	8.0	—	2.3	—	2.2	—
With a Related Specific Reserve
Commercial and Institutional	36.6	48.6	18.8	34.9	—	34.9	—
Commercial Real Estate	77.8	102.1	26.8	71.4	—	77.0	—
Residential Real Estate	7.1	7.6	3.2	7.1	—	6.9	—
Private Client	1.7	1.7	.5	1.7	—	2.4	—
Total
Commercial	175.2	241.3	45.6	151.7	—	155.8	.1
Personal	129.2	168.1	3.7	117.7	.3	121.4	1.1

Total	$304.4	$409.4	$49.3	$269.4	$.3	$277.2	$1.2

	As of December 31, 2010
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve
With No Related Specific Reserve
Commercial and Institutional	$17.9	$26.1	$—
Commercial Real Estate	43.7	62.4	—
Residential Real Estate	111.9	138.1	—
Private Client	3.7	3.9	—
With a Related Specific Reserve
Commercial and Institutional	41.7	47.8	19.8
Commercial Real Estate	77.2	88.9	29.5
Residential Real Estate	5.1	5.1	2.4
Total
Commercial	180.5	225.2	49.3
Personal	120.7	147.1	2.4

Total	$301.2	$372.3	$51.7

The following table provides average recorded investments in impaired loans and the interest income that would have been recorded on nonperforming loans in accordance with their original terms, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2011	2010	2011	2010
Average Recorded Investment in Impaired Loans	$269.4	$230.5	$277.2	$221.5
Interest Income That Would Have Been Recorded on Nonperforming Loans in Accordance with Their Original Terms	3.9	3.5	8.1	7.6

*	Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Notes to Consolidated Financial Statements (continued)

A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR). All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific reserve is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures in accordance with applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other factors considered in identifying impairment of loans and leases within the commercial and institutional, non-U.S., lease financing, and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value, and other factors.

Included within impaired loans as of June 30, 2011 and December 31, 2010 were $98.8 million and $56.3 million, respectively, of loans deemed to be TDRs. As of June 30, 2011 and December 31, 2010, there were $68.9 million and $33.4 million of nonperforming TDRs, respectively, and $29.9 million and $22.9 million of performing TDRs, respectively. There were $12.5 million and $16.3 million of unfunded loan commitments and standby letters of credit at June 30, 2011 and December 31, 2010, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Notes to Consolidated Financial Statements (continued)

6. Allowance for Credit Losses – The allowance for credit losses, which represents management’s estimate of probable losses related to specific borrower relationships and inherent in the various loan and lease portfolios, unfunded commitments, and standby letters of credit, is determined by management through a disciplined credit review process. Northern Trust’s accounting policies related to the estimation of the allowance for credit losses and the charging off of loans, leases and other extensions of credit deemed uncollectible are consistent across both loan and lease segments.

Northern Trust’s Loan Loss Allowance Committee assesses a common set of qualitative factors in establishing the inherent portion of the allowance for credit losses for the commercial and personal loan segments. The risk characteristics underlying these qualitative factors, and management’s assessments as to the relative importance of a qualitative factor, can vary between loan segments and between classes within loan segments. Factors evaluated include those related to external matters, such as economic conditions and changes in collateral value, and those related to internal matters, such as changes in asset quality metrics and loan review activities. In addition to the factors noted above, risk characteristics such as portfolio delinquencies, percentage of portfolio on the watch list and on nonperforming status, and average borrower ratings are assessed in the determination of the inherent reserve. Loan-to-value levels are considered for collateral-secured loans and leases in both the personal and commercial segments. Borrower debt service coverage is evaluated in the personal segment, and cash flow coverage is analyzed in the commercial segment. Similar risk characteristics by type of exposure are analyzed when determining the allowance for unfunded commitments and standby letters of credit. These qualitative factors, together with historical loss rates, serve as the basis for the allowance for credit losses.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance. Determinations as to whether an uncollectible loan is charged-off or a specific reserve is established are based on management’s assessment as to the level of certainty regarding the amount of loss.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the changes in the allowance for credit losses by segment during the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011			2010
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$247.0	$103.8	$350.8	$260.1	$89.9	$350.0
Charge-Offs	(7.5)	(9.7)	(17.2)	(25.2)	(15.1)	(40.3)
Recoveries	.3	1.9	2.2	1.2	.8	2.0

Net Charge-Offs	(7.2)	(7.8)	(15.0)	(24.0)	(14.3)	(38.3)
Provision for Credit Losses	.1	9.9	10.0	29.3	20.7	50.0
Effect of Foreign Exchange Rates	—	—	—	(.1)	—	(.1)

Balance at End of Period	$239.9	$105.9	$345.8	$265.3	$96.3	$361.6

Allowance for Credit Losses Assigned to
Loans and Leases	207.0	104.3	311.3	237.2	89.5	326.7
Unfunded Commitments and Standby Letters of Credit	32.9	1.6	34.5	28.1	6.8	34.9

Total Allowance for Credit Losses	$239.9	$105.9	$345.8	$265.3	$96.3	$361.6

	Six Months Ended June 30,
	2011			2010
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$256.7	$100.6	$357.3	$252.2	$88.4	$340.6
Charge-Offs	(28.2)	(24.4)	(52.6)	(44.2)	(28.8)	(73.0)
Recoveries	13.1	2.9	16.0	2.1	2.0	4.1

Net Charge-Offs	(15.1)	(21.5)	(36.6)	(42.1)	(26.8)	(68.9)
Provision for Credit Losses	(1.8)	26.8	25.0	55.3	34.7	90.0
Effect of Foreign Exchange Rates	.1	—	.1	(.1)	—	(.1)

Balance at End of Period	$239.9	$105.9	$345.8	$265.3	$96.3	$361.6

The following tables provide information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$175.2	$129.2	$304.4	$180.5	$120.7	$301.2
Evaluated for Inherent Impairment	12,261.4	16,000.2	28,261.6	11,432.9	16,397.9	27,830.8

Total Loans and Leases	12,436.6	16,129.4	28,566.0	11,613.4	16,518.6	28,132.0

Allowance for Loans and Leases
Specifically Evaluated for Impairment	45.6	3.7	49.3	49.3	2.4	51.7
Evaluated for Inherent Impairment	161.4	100.6	262.0	171.4	96.5	267.9

Allowance Assigned to Loans and Leases	207.0	104.3	311.3	220.7	98.9	319.6

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	32.9	1.6	34.5	36.0	1.7	37.7

Total Allowance for Credit Losses	$239.9	$105.9	$345.8	$256.7	$100.6	$357.3

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes. At June 30, 2011, $29.7 billion ($18.7 billion of government sponsored agency and other securities, $491.2 million of obligations of states and political subdivisions, and $10.5 billion of loans) were pledged. This compares to $23.9 billion ($12.8 billion of government sponsored agency and other securities, $576.5 million of obligations of states and political subdivisions, and $10.5 billion of loans) at December 31, 2010. Collateral required for these purposes totaled $5.8 billion and $4.5 billion on June 30, 2011 and December 31, 2010, respectively. Included in the total pledged assets at June 30, 2011 and December 31, 2010 were available for sale securities with a total fair value of $1.8 billion and $1.1 billion, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2011 and December 31, 2010 was $19.4 million and $152.1 million, respectively. There was no repledged or sold collateral at June 30, 2011 or December 31, 2010.

Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $238.4 million and $226.3 million for the three and six months ended June 30, 2011, respectively, and averaged $268.6 million and $294.1 million for the three and six months ended June 30, 2010, respectively.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles – Changes in the carrying amount of goodwill by business unit for the three months ended March 31, 2011 and June 30, 2011 were as follows:

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2010	$329.5	$71.4	$400.9

Other Changes	4.8	.1	4.9

Balance at March 31, 2011	334.3	71.5	405.8
Goodwill Acquired	30.0	—	30.0
Other Changes	(.9)	—	(.9)

Balance at June 30, 2011	$363.4	$71.5	$434.9

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at June 30, 2011 and December 31, 2010 were as follows:

(In Millions)	June 30, 2011	December 31, 2010
Gross Carrying Amount	$210.4	$164.2
Accumulated Amortization	117.2	111.0

Net Book Value	$93.2	$53.2

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $2.9 million and $3.5 million for the three months ended June 30, 2011 and 2010, respectively, and totaled $6.2 million and $7.5 million for the six months ended June 30, 2011 and 2010, respectively. Amortization for the remainder of 2011 and for the years 2012, 2013, 2014, and 2015 is estimated to be $8.4 million, $16.3 million, $16.0 million, $15.9 million and $8.3 million, respectively.

On June 1, 2011, Northern Trust completed its acquisition of the fund administration, investment operations outsourcing and custody business of Bank of Ireland Securities Services (BoISS) from the Bank of Ireland Group. The purchase price, which is subject to certain post closing adjustments, totaled $84.4 million and was comprised of $71.0 million of cash and of $13.4 million of contingent consideration. Goodwill and other intangible assets associated with the acquisition totaled $30.0 million and $45.0 million, respectively.

On July 29, 2011, Northern Trust completed its acquisition of Omnium LLC, a hedge fund administrator.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three and six month periods ended June 30, 2011 and 2010.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$308.5	$316.0	$249.3	$227.5	$—	$—	$557.8	$543.5
Other	124.5	152.2	32.6	34.2	(16.2)	1.5	140.9	187.9
Net Interest Income (FTE)*	66.2	67.2	150.3	148.0	40.1	27.2	256.6	242.4

Revenues*	499.2	535.4	432.2	409.7	23.9	28.7	955.3	973.8
Provision for Credit Losses	(2.3)	(2.8)	12.3	52.8	—	—	10.0	50.0
Noninterest Expenses	380.5	324.6	302.7	272.9	22.1	16.9	705.3	614.4

Income before Income Taxes*	121.0	213.6	117.2	84.0	1.8	11.8	240.0	309.4
Provision for Income Taxes*	47.3	75.0	46.5	31.8	(5.8)	3.0	88.0	109.8

Net Income	$73.7	$138.6	$70.7	$52.2	$7.6	$8.8	$152.0	$199.6

Percentage of Consolidated Net Income	48%	70%	47%	26%	5%	4%	100%	100%
Average Assets	$47,706.7	$37,278.0	$23,646.5	$23,577.3	$21,005.9	$13,430.5	$92,359.1	$74,285.8

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.5 million for 2011 and $9.6 million for 2010.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$579.8	$613.3	$492.9	$445.3	$—	$—	$1,072.7	$1,058.6
Other	248.8	270.0	64.2	66.7	(23.5)	3.6	289.5	340.3
Net Interest Income (FTE)*	127.9	140.7	299.5	288.3	74.1	53.5	501.5	482.5

Revenues*	956.5	1,024.0	856.6	800.3	50.6	57.1	1,863.7	1,881.4
Provision for Credit Losses	(16.9)	(8.5)	41.9	98.5	—	—	25.0	90.0
Noninterest Expenses	720.4	647.3	592.7	539.5	45.1	47.3	1,358.2	1,234.1

Income before Income Taxes*	253.0	385.2	222.0	162.3	5.5	9.8	480.5	557.3
Provision for Income Taxes*	97.1	135.8	88.2	61.5	(7.8)	3.2	177.5	200.5

Net Income	$155.9	$249.4	$133.8	$100.8	$13.3	$6.6	$303.0	$356.8

Percentage of Consolidated Net Income	52%	70%	44%	28%	4%	2%	100%	100%
Average Assets	$45,719.7	$37,305.5	$23,638.4	$23,543.5	$18,479.3	$13,735.9	$87,837.4	$74,584.9

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $21.0 million for 2011 and $19.3 million for 2010.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2011 and 2010, and changes during the three and six month periods then ended.

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Noncredit-Related Unrealized Losses on Securities OTTI	$(18.0)	$6.8	$(2.4)	$(13.6)	$(35.3)	$.2	$—	$(35.1)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	7.6	32.0	(12.0)	27.6	6.5	11.9	(4.4)	14.0
Reclassification Adjustments	.3	9.6	(3.6)	6.3	(.2)	—	—	(.2)

Net Unrealized Gains (Losses) on Securities Available for Sale	(10.1)	48.4	(18.0)	20.3	(29.0)	12.1	(4.4)	(21.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	22.0	(1.0)	.3	21.3	(5.9)	(18.3)	6.6	(17.6)
Reclassification Adjustments	(1.6)	(2.1)	.8	(2.9)	1.3	.7	(.2)	1.8

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	20.4	(3.1)	1.1	18.4	(4.6)	(17.6)	6.4	(15.8)
Foreign Currency Translation Adjustments	.2	(4.6)	6.8	2.4	(.1)	41.3	(26.9)	14.3
Pension and Other Postretirement
Benefit Adjustments	(296.2)	(.3)	.1	(296.4)	(304.6)	1.5	(.2)	(303.3)
Reclassification Adjustments	6.1	7.5	(1.6)	12.0	5.8	6.1	(1.1)	10.8

Total Pension and Other Postretirement Benefit Adjustments	(290.1)	7.2	(1.5)	(284.4)	(298.8)	7.6	(1.3)	(292.5)

Accumulated Other Comprehensive Income (Loss)	$(279.6)	$47.9	$(11.6)	$(243.3)	$(332.5)	$43.4	$(26.2)	$(315.3)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
(In Millions)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)	Beginning Balance (Net of Tax)	Before Tax Amount	Tax Effect	Ending Balance (Net of Tax)
Noncredit-Related Unrealized Losses on Securities OTTI	$(21.2)	$11.9	$(4.3)	$(13.6)	$(42.0)	$10.9	$(4.0)	$(35.1)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	7.7	31.8	(11.9)	27.6	.3	21.8	(8.1)	14.0
Reclassification Adjustments	—	10.0	(3.7)	6.3	—	(.3)	.1	(.2)

Net Unrealized Gains (Losses) on Securities Available for Sale	(13.5)	53.7	(19.9)	20.3	(41.7)	32.4	(12.0)	(21.3)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	11.4	15.8	(5.9)	21.3	(26.2)	13.7	(5.1)	(17.6)
Reclassification Adjustments	—	(4.6)	1.7	(2.9)	—	2.8	(1.0)	1.8

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	11.4	11.2	(4.2)	18.4	(26.2)	16.5	(6.1)	(15.8)
Foreign Currency Translation Adjustments	(7.0)	(21.5)	30.9	2.4	11.3	63.7	(60.7)	14.3
Pension and Other Postretirement Benefit Adjustments	(296.2)	(.3)	.1	(296.4)	(305.0)	2.2	(.5)	(303.3)
Reclassification Adjustments	—	15.1	(3.1)	12.0	—	12.6	(1.8)	10.8

Total Pension and Other Postretirement Benefit Adjustments	(296.2)	14.8	(3.0)	(284.4)	(305.0)	14.8	(2.3)	(292.5)

Accumulated Other Comprehensive Income (Loss)	$(305.3)	$58.2	$3.8	$(243.3)	$(361.6)	$127.4	$(81.1)	$(315.3)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2011	2010	2011	2010
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	241,484,195	242,045,799	241,803,405	241,885,877
Net Income	$152.0	$199.6	$303.0	$356.8

Net Income Applicable to Common Stock	152.0	199.6	303.0	356.8
Less: Earnings Allocated to Participating Securities	1.8	1.6	3.5	2.9

Earnings Allocated to Common Shares Outstanding	$150.2	$198.0	$299.5	$353.9

Basic Net Income Per Common Share	.62	.82	1.24	1.46

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	241,484,195	242,045,799	241,803,405	241,885,877
Plus Stock Option Dilution	427,863	551,267	634,558	669,583

Average Common and Potential Common Shares	241,912,058	242,597,066	242,437,963	242,555,460

Earnings Allocated to Common and Potential Common Shares	$150.2	$198.0	$299.5	$353.9

Note: Common stock equivalents totaling 14,111,034 and 10,800,222 for the three and six months ended June 30, 2011, respectively, and 6,917,382 and 8,554,802 for the three and six months ended June 30, 2010, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2011	2010	2011	2010
Interest Income
Loans and Leases	$243.2	$226.2	$489.6	$455.0
Securities – Taxable	55.9	50.1	105.7	94.8
– Non-Taxable	6.3	7.3	13.1	14.8
Interest-Bearing Deposits with Banks	44.7	31.6	82.3	60.6
Federal Reserve Deposits and Other	9.6	2.7	16.1	7.0

Total Interest Income	359.7	317.9	706.8	632.2

Interest Expense
Deposits	70.2	41.5	137.0	81.4
Federal Funds Purchased	.6	1.6	1.6	2.8
Securities Sold Under Agreements to Repurchase	.2	.3	.5	.5
Other Borrowings	1.7	1.5	2.9	2.7
Senior Notes	15.6	11.4	31.3	22.9
Long-Term Debt	24.7	28.2	51.8	57.7
Floating Rate Capital Debt	.6	.6	1.2	1.0

Total Interest Expense	113.6	85.1	226.3	169.0

Net Interest Income	$246.1	$232.8	$480.5	$463.2

13. Visa Membership – In connection with the initial public offering of shares by Visa Inc. in 2007, Northern Trust, in conjunction with other member banks of Visa U.S.A Inc. (Visa U.S.A.), is obligated to share in losses resulting from certain indemnified litigation involving Visa and is also required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled.

Notes to Consolidated Financial Statements (continued)

Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $13.0 million at June 30, 2011 and $23.1 million at December 31, 2010.

Visa has established an escrow account to cover the settlements of, or judgments in, the indemnified litigation. The funding by Visa of its escrow account has resulted in reductions of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. These shares are recorded at their original cost basis of zero and have restrictions as to their sale or transfer. It is expected that additional contributions by Visa to the litigation escrow account will result in additional adjustments to the future realization of the value of the outstanding Visa shares. While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be more than adequate to offset any remaining indemnification liabilities related to Visa litigation.

14. Income Taxes – Income tax expense of $77.5 million was recorded in the current quarter, representing an effective tax rate of 33.8%. The prior year quarter provision for income taxes was $100.2 million, representing an effective tax rate of 33.4%. The current quarter’s effective tax rate reflects lower tax benefits from restructuring, acquisition and integration related expenses that were incurred in lower tax rate jurisdictions, partially offset by a reduction in state tax reserves.

As part of its audit of federal tax returns filed from 1997-2004, the Internal Revenue Service (IRS) challenged the Corporation’s tax position with respect to certain structured leasing transactions and proposed to disallow certain tax deductions and assess related interest and penalties. In September 2009, the Corporation reached a settlement agreement with the IRS with respect to certain of these transactions. The Corporation is in settlement discussions with the IRS Appeals Office regarding the remaining disputed structured leasing transactions. The IRS may continue to disallow deductions relating to the remaining challenged leases and possibly include other lease transactions with similar characteristics as part of its audit of tax returns filed after 2004. The Corporation believes that these transactions are valid leases for U.S. tax purposes and that its tax treatment of these transactions is appropriate based on its interpretation of the tax regulations and legal precedents; a court or other judicial authority, however, could disagree. The Corporation believes it has appropriate reserves to cover its tax liabilities, including liabilities related to structured leasing transactions, and related interest and penalties. Northern Trust has deposits with the IRS to mitigate interest that would become due should the IRS prevail on the remaining tax positions.

There have been no changes to the December 31, 2010 leveraged lease related uncertain tax position balance of $66.7 million. Due to the settlement discussions with the IRS Appeals Office, it is anticipated that these remaining unrecognized tax benefits related to leasing will be settled in 2011. It is possible that additional changes in the amount of

Notes to Consolidated Financial Statements (continued)

leveraged lease related uncertain tax positions and related cash flows could occur in the next twelve months if Northern Trust terminates some or all of these leases, is not able to resolve this matter with the IRS, or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and six months ended June 30, 2011 and 2010.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2011	2010	2011	2010
Service Cost	$10.7	$9.5	$21.4	$19.0
Interest Cost	10.2	9.2	20.4	18.4
Expected Return on Plan Assets	(19.7)	(18.3)	(39.4)	(36.6)
Amortization
Net Loss	6.5	5.0	13.0	10.0
Prior Service Cost	.4	.4	.8	.8

Net Periodic Pension Expense	$8.1	$5.8	$16.2	$11.6

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2011	2010	2011	2010
Service Cost	$—	$.6	$—	$1.6
Interest Cost	1.6	1.5	3.2	3.3
Expected Return on Plan Assets	(2.1)	(1.8)	(4.1)	(3.9)
Net Loss Amortization	—	—	.1	.4
Gain on Curtailment of Non-U.S. Plan	—	(2.2)	—	(2.2)

Net Periodic Pension Benefit	$(.5)	$(1.9)	$(.8)	$(.8)

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2011	2010	2011	2010
Service Cost	$0.8	$.8	$1.6	$1.6
Interest Cost	1.1	1.2	2.2	2.4
Amortization
Net Loss	1.4	1.5	2.8	3.0
Prior Service Cost	.1	—	.2	—

Net Periodic Pension Expense	$3.4	$3.5	$6.8	$7.0

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2011	2010	2011	2010
Service Cost	$.1	$.2	$.2	$.4
Interest Cost	0.7	.7	1.4	1.4
Amortization
Net Loss	.4	.5	.8	1.0
Prior Service Cost	(1.3)	(1.3)	(2.6)	(2.6)

Net Periodic Benefit Expense (Benefit)	$(.1)	$.1	$(.2)	$.2

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2011	2010	2011	2010
Stock Options	$6.6	$5.5	$21.5	$17.3
Stock and Stock Unit Awards	9.3	6.4	17.2	12.2

Total Share-Based Compensation Expense	15.9	11.9	38.7	29.5

Tax Benefits Recognized	$5.9	$4.4	$14.4	$10.8

17. Variable Interest Entities – Variable Interest Entities (VIEs) are defined within GAAP as entities which either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Investors that finance a VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity and the variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity and a variable interest that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.

Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease and typically funds 20% of the asset’s cost via an equity ownership in a trust with the remaining 80% provided by third party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of these VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of June 30, 2011 and December 31, 2010, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $768.2 million and $782.3 million, respectively. The Corporation’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Corporation to a loss.

Notes to Consolidated Financial Statements (continued)

Tax Credit Structures. Northern Trust invests in affordable housing projects that are designed to generate a return primarily through the realization of tax credits. The affordable housing projects are formed as limited partnerships and LLCs, and Northern Trust typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the affordable housing projects, which are deemed to be VIEs, is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any affordable housing projects as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or to affect the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with affordable housing projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of June 30, 2011 and December 31, 2010, the carrying amounts of these investments, which are included in other assets in the consolidated balance sheet, were $263.6 million and $265.4 million, respectively. As of June 30, 2011 and December 31, 2010, liabilities related to unfunded commitments, which are included in other liabilities in the consolidated balance sheet, were $35.7 million and $35.5 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the affordable housing projects that would expose it to a loss.

Trust Preferred Securities. In 1997, Northern Trust issued Floating Rate Capital Securities, Series A and Series B, through NTC Capital I and NTC Capital II, respectively, statutory business trusts wholly-owned by the Corporation. The sole assets of the trusts are Subordinated Debentures of the Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. NTC Capital I and NTC Capital II are considered VIEs; however, as the sole asset of each trust is a receivable from the Corporation and the proceeds to the Corporation from the receivable exceed the Corporation’s investment in the VIEs’ equity shares, the Corporation is not permitted to consolidate the trusts, even though the Corporation owns all of the voting equity shares of the trusts, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. Northern Trust recognizes the subordinated debentures on its consolidated balance sheet as long-term liabilities.

Notes to Consolidated Financial Statements (continued)

Investment Funds. Northern Trust acts as asset manager for various funds in which clients of Northern Trust are investors. As an asset manager of funds, the Corporation earns a competitively priced fee that is based on assets managed and varies with each fund’s investment objective. Based on its analysis, Northern Trust has determined that it is not the primary beneficiary of these VIEs under GAAP.

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.4 billion at June 30, 2011 and $4.3 billion at December 31, 2010. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $42.2 million at June 30, 2011 and $35.5 million at December 31, 2010.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of the borrower of the securities. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $82.8 billion at June 30, 2011 and $74.9 billion at December 31, 2010. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at June 30, 2011 or December 31, 2010 related to these indemnifications.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $13.0 million at June 30, 2011 and $23.1 million December 31, 2010.

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

Notes to Consolidated Financial Statements (continued)

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2011, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $29.0 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. The following is a description of the nature of certain of these matters.

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or putative class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). Based on our review of these matters, we believe we operated our securities lending program prudently and appropriately. The Corporation has also been cooperating fully with an SEC investigation related to our securities lending program. At this stage of these proceedings, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Notes to Consolidated Financial Statements (continued)

On August 24, 2010, a lawsuit (hereinafter referred to as the “Securities Class Action”) was filed in federal court in the Northern District of Illinois against the Corporation and three of its present or former officers, including the present and former Chief Executive Officers of the Corporation, on behalf of a purported class of purchasers of Corporation stock during the period from October 17, 2007 to October 20, 2009. The amended complaint alleges that during the purported class period the defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly taking insufficient provisions for credit losses with respect to the Corporation’s real estate loan portfolio and failing to make sufficient disclosures regarding its securities lending business. Plaintiff seeks compensatory damages in an unspecified amount. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

The estimated credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, respectively. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, or credit spreads

Notes to Consolidated Financial Statements (continued)

fluctuate. This risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annex agreements are currently in place with several counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded on the consolidated balance sheet were each reduced by $1.4 billion as of June 30, 2011 and by $1.8 billion as of December 31, 2010, as a result of master netting agreements in place. Derivative assets and liabilities recorded at June 30, 2011 also reflect reductions of $1.3 billion and $1.6 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $3.0 billion and $2.3 billion, respectively, at December 31, 2010. Additional cash collateral received from and deposited with derivative counterparties totaling $36.7 million and $49.0 million, respectively, as of June 30, 2011, and $9.9 million and $.5 million, respectively, as of December 31, 2010, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of our net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $2.1 billion and $3.3 billion on June 30, 2011 and December 31, 2010, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $1.6 billion and $2.9 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2011 and December 31, 2010 of $673.8 million and $387.1 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Notes to Consolidated Financial Statements (continued)

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust currently uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional currency denominated revenue and expenditure transactions, foreign currency denominated assets and liabilities, and net investments in non-U.S. affiliates.

Interest rate contracts include swap, option, and forward contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts on behalf of its clients and also utilizes such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts consist of caps, floors, and swaptions, and provide for the transfer or reduction of interest rate risk in exchange for a fee. Northern Trust enters into option contracts primarily as a seller of interest rate protection to clients. Northern Trust receives a fee at the outset of the agreement for the assumption of the risk of an unfavorable change in interest rates. This assumed interest rate risk is then mitigated by entering into an offsetting position with an outside counterparty. Northern Trust may also purchase option contracts for risk management purposes. Northern Trust enters into interest rate forward contracts to lend funds to a potential borrower at a specified interest rate within a specified period of time. These forward contracts are derivative instruments if the loans that will result from the exercise of the commitments will be held for sale.

Credit default swap contracts are agreements to transfer credit default risk from one party to another in exchange for a fee. Northern Trust enters into credit default swaps with outside counterparties where the counterparty agrees to assume the underlying credit exposure of a specific Northern Trust commercial loan or loan commitment.

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at June 30, 2011 and December 31, 2010, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

Notes to Consolidated Financial Statements (continued)

	June 30, 2011			December 31, 2010
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$262,197.0	$4,247.8	$4,215.3	$242,007.1	$5,747.9	$5,729.9
Interest Rate Option Contracts	95.9	.1	.1	126.1	.1	.1
Interest Rate Swap Contracts	4,448.6	151.3	147.8	4,301.7	151.2	148.4

Total	$266,741.5	$4,399.2	$4,363.2	$246,434.9	$5,899.2	$5,878.4

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2011 and 2010.

	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2011	2010	2011	2010
Foreign Exchange Contracts	Foreign Exchange Trading Income	$80.8	$115.4	$165.6	$195.1
Interest Rate Swap and Option Contracts	Other Operating Income	1.8	1.7	2.9	2.7

Total		$82.6	$117.1	$168.5	$197.8

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

Notes to Consolidated Financial Statements (continued)

			June 30, 2011			December 31, 2010
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$1,425.0	$3.5	$24.7	$860.0	$4.8	$14.9
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	127.9	.3	1,100.0	129.8	.4
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	922.1	25.9	14.3	935.3	19.3	15.2
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,475.1	.8	15.3	1,390.1	13.0	18.3

Total			$4,922.2	$158.1	$54.6	$4,285.4	$166.9	$48.8

In addition to the above, Sterling denominated debt, totaling $243.1 million and $241.8 million at June 30, 2011 and December 31, 2010, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and six months ended June 30, 2011 and 2010.

	Derivative Instrument	Location of Derivative Gain / (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended June 30,		Six Month Ended June 30,
(In Millions)			2011	2010	2011	2010
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(19.0)	$(8.8)	$(26.2)	$(11.6)

Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	24.2	47.4	151.4	71.2

Total			$5.2	$38.6	$125.2	$59.6

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were no changes recorded in the fair value of the hedged items for such “long-haul” hedges during the three months ended June 30,

Notes to Consolidated Financial Statements (continued)

2011 and 2010; and $0.3 million and no changes recorded in the fair value during the six months ended June 30, 2011 and 2010, respectively. There was no and $.3 million of ineffectiveness recorded during the three and six months ended June 30, 2011, respectively, and no ineffectiveness recorded during the three months and six months ended June 30, 2010 for available for sale investment securities, senior notes, and subordinated debt.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. Northern Trust assesses effectiveness using regression analysis for cash flow hedges of available for sale securities. Ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and six months ended June 30, 2011 or 2010. As of June 30, 2011, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and six months ended June 30, 2011 and 2010.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Three Months Ended June 30,	2011	2010	2011	2010
Net Gain/(Loss) Recognized in AOCI	$(1.0)	$(18.3)	$.1	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Trust, Investment and Other Servicing Fees	1.1	5.4	—	—
Other Operating Income	.1	.1	—	—
Interest Income	(.4)	1.0	—	—
Interest Expense	—	—	—	—
Compensation	.1	(3.5)	—	—
Employee Benefits	.1	(.7)	—	—
Equipment and Software	—	—	—	—
Occupancy Expense	—	(.6)	—	—
Other Operating Expense	1.1	(2.4)	—	—

Total	$2.1	$(.7)	$—	$—

Notes to Consolidated Financial Statements (continued)

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Contracts (Before Tax)
Six Months Ended June 30,	2011	2010	2011	2010
Net Gain/(Loss) Recognized in AOCI	$15.8	$13.7	$.1	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Trust, Investment and Other Servicing Fees	.3	9.8	—	—
Other Operating Income	.2	.4	—	—
Interest Income	(.8)	2.1	—	—
Interest Expense	—	.1	—	—
Compensation	2.4	(8.5)	—	—
Employee Benefits	.7	(2.3)	—	—
Equipment and Software	.1	(.1)	—	—
Occupancy Expense	.4	(1.3)	—	—
Other Operating Expense	1.3	(3.0)	—	—

Total	$4.6	$(2.8)	$—	$—

During the three and six months ended June 30, 2011 and June 30, 2010, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net gain of $8.9 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and six months ended June 30, 2011 or 2010. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three and six months ended June 30, 2011 and 2010.

	Amount of Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2011	2010	2011	2010
Foreign Exchange Contracts	$(20.5)	$71.4	$(77.5)	$138.7
Sterling Denominated Subordinated Debt	1.9	—	(7.9)	10.4
Sterling Denominated Senior Debt	—	1.9	—	16.3

Total	$(18.6)	$73.3	$(85.4)	$165.4

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

			June 30, 2011			December 31, 2010
	Derivative	Risk	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Classification	Value	Asset	Liability	Value	Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$107.5	$—	$2.2	$149.5	$—	$2.8
Loan Commitments	Forward Contracts	Interest Rate	5.1	.1	—	14.3	.5	.2
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	306.0	13.2	14.9	616.1	12.3	16.2
Commercial Loans	Foreign Exchange Contracts	Foreign Currency	128.4	.6	1.5	60.6	.1	.9
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	57.4	—	1.0	61.3	.2	.8

Total			$604.4	$13.9	$19.6	$901.8	$13.1	$20.9

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2011 and 2010.

	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2011	2010	2011	2010
Credit Default Swap Contracts	Other Operating Income	$(.3)	$—	$(.8)	$.3
Forward Contracts	Other Operating Income	.1	—	.2	—
Foreign Exchange Contracts	Other Operating Income	(6.3)	2.9	(11.9)	1.6

Total		$(6.5)	$2.9	$(12.5)	$1.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income for the second quarter of 2011 totaled $152.0 million compared with $199.6 million in the second quarter of 2010. Net income per common share on a diluted basis was $.62 compared with $.82 in the prior year quarter. Net income in the current quarter was adversely impacted by restructuring, acquisition, and integration related expenses totaling $22.6 million ($18.8 million after tax, or $.08 per common share).

Operating earnings for the prior year quarter, which exclude an after-tax benefit of $8.0 million ($.04 per common share) from the reduction of a guarantee liability related to certain indemnified litigation involving Visa, Inc. (Visa), were $191.6 million or, $.78 per common share. Operating earnings is a non-GAAP financial measure. A reconciliation of operating earnings to reported earnings prepared in accordance with U.S. generally accepted accounting principles (GAAP) is provided on page 68.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 8.76% and an annualized return on average assets (ROA) of .66%, which compare to an ROE and ROA of 12.23% and 1.08%, respectively, reported for the prior year quarter.

Consolidated revenue totaled $944.8 million in the current quarter and $964.2 million the prior year quarter. Noninterest income, which represented 74% of current quarter revenue, decreased $32.7 million, or 4%, to $698.7 million from the prior year quarter’s $731.4 million, primarily due to reduced levels of foreign exchange trading income. Trust, investment and other servicing fees, which represented 59% of current quarter revenue, were $557.8 million in the current quarter compared to $543.5 million in the prior year quarter, an increase of $14.3 million, or 3%. Net interest income for the quarter on a fully taxable equivalent (FTE) basis increased $14.2 million, or 6%, to $256.6 million compared to $242.4 million in the prior year quarter. Net interest income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of reported net interest income to net interest income on an FTE basis is provided on page 68. Noninterest expense totaled $705.3 million for the current quarter, a $90.9 million, or 15%, increase from $614.4 million in the prior year quarter. Excluding the prior year quarter’s $12.7 million Visa related pre-tax benefit and the current quarter’s restructuring, acquisition, and integration related charges of $22.6 million, noninterest expense increased by $55.6 million, or 9%.

Noninterest Income

Noninterest income of $698.7 million for the quarter accounted for 74% of consolidated revenue. Trust, investment and other servicing fees were $557.8 million and represented 59% of consolidated revenue.

Noninterest Income (continued)

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30,
(In Millions)	2011	2010	Change
Trust, Investment and Other Servicing Fees	$557.8	$543.5	3%
Foreign Exchange Trading Income	80.8	115.4	(30)
Treasury Management Fees	18.6	19.9	(7)
Security Commissions and Trading Income	15.9	15.3	3
Other Operating Income	42.2	37.4	13
Investment Security Gains (Losses), net	(16.6)	(.1)	N/M

Total Noninterest Income	$698.7	$731.4	(4)%

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Certain investment management fee arrangements also may provide for performance fees based on client portfolio returns that exceed predetermined levels. Securities lending fees in prior periods included Northern Trust’s share of unrealized investment gains and losses in one investment fund that is used in our securities lending activities and is accounted for at fair value. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 3% and in total revenues of approximately 2%.

Assets Under Custody				Change	Change
(In Billions)	June 30, 2011	March 31, 2011	June 30, 2010	2Q 11/ 2Q 10	2Q 11/ 1Q 11
Corporate and Institutional	$4,028.1	$3,971.4	$3,224.3	25%	1%
Personal	387.8	384.6	327.6	18	1

Total Assets Under Custody	$4,415.9	$4,356.0	$3,551.9	24%	1%

Assets Under Management				Change	Change
(In Billions)	June 30, 2011	March 31, 2011	June 30, 2010	2Q 11/ 2Q 10/	2Q 11/ 1Q 11
Corporate and Institutional	$512.1	$493.8	$461.5	11%	4%
Personal	172.0	168.4	141.5	22	2

Total Assets Under Management	$684.1	$662.2	$603.0	13%	3%

Note: The above excludes the client custody assets of the recently acquired Bank of Ireland Securities Services (BoISS).

Corporate & Institutional Services (C&IS) assets under custody totaled $4.0 trillion, up 25% from the prior year quarter, and included $2.5 trillion of global custody assets, 35% higher compared to the prior year quarter. C&IS assets under management totaled $512.1 billion, up 11% from the prior year quarter, and included $106.2 billion of securities lending collateral, a 4% decrease from the prior year quarter. Changes in assets under custody and under management are in comparison to the twelve month improvement in the S&P 500 index of 28% and the EAFE index (USD) of 27%.

Noninterest Income (continued)

Custodied and managed assets at the current and prior year quarter ends were invested as follows:

	June 30, 2011			June 30, 2010
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	48%	46%	47%	46%	41%	45%
Fixed Income Securities	34	26	34	36	30	36
Cash and Other Assets	18	28	19	18	29	19

	June 30, 2011			June 30, 2010
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	47%	37%	45%	42%	33%	40%
Fixed Income Securities	14	30	18	17	35	21
Cash and Other Assets	39	33	37	41	32	39

Trust, investment and other servicing fees from C&IS decreased $7.5 million, or 2%, to $308.5 million in the current quarter from the prior year quarter’s $316.0 million, primarily reflecting a decline in securities lending revenue, partially offset by higher fees from custody and fund administration services. Custody and fund administration fees, the largest component of C&IS fees, increased $28.0 million, or 17%, to $189.9 million from the prior year quarter’s total of $161.9 million, reflecting strong new business, improved markets, and the recently acquired BoISS. C&IS investment management fees for the current quarter equaled $69.9 million, an increase of 1% from $69.4 million in the prior year quarter. Investment management fees benefited from improved markets and new business, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $7.5 million in the current quarter compared with $2.6 million in the prior year quarter. Securities lending revenue totaled $30.9 million, a $35.4 million decrease compared with the prior year quarter’s $66.3 million. The prior year quarter included the recovery of previously recorded unrealized asset valuation losses of approximately $37 million in a mark-to-market investment fund used in securities lending activities. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale.

Trust, investment and other servicing fees from Personal Financial Services (PFS) totaled $249.3 million in the current quarter, increasing $21.8 million, or 10%, from $227.5 million in the prior year quarter. The increase in PFS fees was primarily the result of strong new business and improved markets. PFS waived fees in money market mutual funds, attributable to the continued low level of short-term interest rates, totaled $15.2 million in the current quarter compared with $12.9 million in the prior year quarter.

The decrease of $34.6 million in foreign exchange trading income was attributable to reduced market volatility.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30
(In Millions)	2011	2010	Change
Loan Service Fees	$16.7	$14.8	13%
Banking Service Fees	14.2	14.1	1
Non-Trading Foreign Exchange Gains (Losses), net	1.3	1.2	8
Credit Default Swaps Gains (Losses), net	(.3)	—	N/M
Other Income	10.3	7.3	41

Total Other Operating Income	$42.2	$37.4	13%

A net investment security loss of $16.6 million was recorded in the current quarter compared to a net loss of $.1 million in the prior year quarter. The current quarter loss included $16.9 million of credit-related other-than-temporary impairment (OTTI) of residential mortgage-backed securities.

Net Interest Income

Net interest income for the current quarter totaled $246.1 million, $13.3 million, or 6%, higher than the $232.8 million reported in the prior year quarter, primarily attributable to an increase in average earning assets. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income for the quarter, stated on an FTE basis, totaled $256.6 million, up $14.2 million, or 6%, from $242.4 million reported in the prior year quarter.

Average earning assets of $83.7 billion, up $17.6 billion, or 27%, compared to $66.1 billion in the prior year quarter, reflects increases in average Federal Reserve deposits and short-term securities. Average Federal Reserve deposits and other interest-bearing balances equaled $14.8 billion, an increase of $10.9 billion compared to the prior year quarter’s average of $3.9 billion. Average investment securities increased $4.6 billion, or 24%, to $24.0 billion in the current quarter compared to $19.4 billion in the prior year quarter, while interest-bearing deposits with banks totaled $16.2 billion for the current quarter compared to $15.0 billion for the prior year quarter, an 8% increase. Loans and leases averaged $28.3 billion, an increase of 3% from $27.6 billion in the prior year quarter, primarily attributable to a higher average balance of short duration advances related to the processing of custodied client investments. Commercial and institutional loans averaged $6.3 billion in both the current and prior year quarters. Commercial real estate loans averaged $3.1 billion, down 4% from the prior year quarter’s $3.2 billion. Residential real estate loans averaged $10.7 billion, down 1% from the prior year quarter’s $10.9 billion. The current quarter residential real estate loan average balance represented 38% of the total average loan and lease portfolio. Private client loans averaged $5.1 billion, up 5% from prior year quarter’s $4.9 billion. The net interest margin, stated on an FTE basis, was 1.23%, compared with 1.47% in the prior year quarter. The net interest margin continues to be impacted by balance sheet growth that is concentrated primarily in lower yielding Federal Reserve deposits and investment securities due to continued weakness in loan demand, and by a larger percentage of funding generated from interest-bearing sources, primarily non-U.S. office deposits.

Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $59.5 billion, up $14.5 billion, or 32%, from the prior year quarter’s average of $45.0 billion. The increase was attributable to higher average client balances in non-U.S. office interest-bearing deposits, which totaled $41.6 billion, an increase of $13.1 billion, or 46%, and increased domestic savings and money market deposits, which totaled $14.2 billion, up $1.3 billion, or 10%, as compared to the prior year quarter. Other interest-related funds averaged $12.0 billion in the quarter, an increase of 12% as compared to $10.7 billion in the prior year quarter, primarily due to higher levels of short-term borrowings. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Net noninterest-related funds utilized to fund earning assets averaged $12.1 billion, an increase of 17% compared with $10.4 billion in the prior year quarter resulting primarily from higher levels of U.S. office demand and other noninterest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $10.0 million in the second quarter compared with $50.0 million in the prior year quarter. The allowance for credit losses at June 30, 2011 was $345.8 million compared with $357.3 million at December 31, 2010, and $361.6 million at June 30, 2010. Net charge-offs totaled $15.0 million for the current quarter and $38.3 million in the prior year quarter. The current quarter provision reflects improvement in the commercial and institutional loan class, partially offset by continued weakness in the commercial real estate and residential real estate loan classes. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended June 30
(In Millions)	2011	2010	% Change
Compensation	$320.2	$278.2	15
Employee Benefits	67.2	58.8	14
Outside Services	134.9	114.6	18
Equipment and Software	83.1	69.8	19
Occupancy	43.2	41.9	3
Visa Indemnification Benefit	—	(12.7)	N/M
Other Operating Expense	56.7	63.8	(11)

Total Noninterest Expense	$705.3	$614.4	15

Compensation expense, the largest component of noninterest expense, increased $42.0 million and included $18.4 million of severance related restructuring charges. Excluding the severance charges, compensation expense increased $23.6 million, or 8%, reflecting annual salary increases and higher full-time equivalent staff levels. Staff on a full-time equivalent basis at June 30, 2011 totaled approximately 13,600, up 8% from a year ago.

Noninterest Expense (continued)

Employee benefit expense increased $8.4 million reflecting higher staffing and higher U.S pension and federal and unemployment insurance expense.

The $20.3 million increase in expense associated with outside services is primarily due to higher technical service, investment manager sub-advisory, and sub-custodian expense. The current quarter also includes integration costs totaling $4.2 million associated with acquisition related activities.

Equipment and software expense increased $13.3 million compared to the prior year quarter due to higher levels of depreciation expense from the continued investment in capital assets.

Other Operating Expense

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended June 30
(In Millions)	2011	2010	% Change
Business Promotion	$19.8	$17.4	14
FDIC Insurance Premiums	5.8	10.4	(44)
Staff Related	9.8	14.7	(33)
Other Intangible Amortization	2.9	3.4	(15)
Other Expenses	18.4	17.9	3

Total Other Operating Expense	$56.7	$63.8	(11)

The current quarter decrease in Federal Deposit Insurance Corporation premiums reflects the Corporation’s exit from the Transaction Account Guarantee Program in July 2010. Staff related expenses in the prior year quarter included an expense accrual related to a tax on bonus payments to employees in the United Kingdom.

Provision for Income Taxes

Income tax expense was $77.5 million in the current quarter, representing an effective tax rate of 33.8%, and $100.2 million in the prior year quarter, representing an effective tax rate of 33.4%. The current quarter’s effective tax rate reflects lower tax benefits from restructuring, acquisition, and integration related expenses that were incurred in lower tax rate jurisdictions, partially offset by a reduction in state tax reserves.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three and six month periods ended June 30, 2011 and 2010. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$308.5	$316.0	$249.3	$227.5	$—	$—	$557.8	$543.5
Other	124.5	152.2	32.6	34.2	(16.2)	1.5	140.9	187.9
Net Interest Income (FTE)*	66.2	67.2	150.3	148.0	40.1	27.2	256.6	242.4

Revenues*	499.2	535.4	432.2	409.7	23.9	28.7	955.3	973.8
Provision for Credit Losses	(2.3)	(2.8)	12.3	52.8	—	—	10.0	50.0
Noninterest Expenses	380.5	324.6	302.7	272.9	22.1	16.9	705.3	614.4

Income before Income Taxes*	121.0	213.6	117.2	84.0	1.8	11.8	240.0	309.4
Provision for Income Taxes*	47.3	75.0	46.5	31.8	(5.8)	3.0	88.0	109.8

Net Income	$73.7	$138.6	$70.7	$52.2	$7.6	$8.8	$152.0	$199.6

Percentage of Consolidated Net Income	48%	70%	47%	26%	5%	4%	100%	100%
Average Assets	$47,706.7	$37,278.0	$23,646.5	$23,577.3	$21,005.9	$13,430.5	$92,359.1	$74,285.8

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.5 million for 2011 and $9.6 million for 2010.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ in Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$579.8	$613.3	$492.9	$445.3	$—	$—	$1,072.7	$1,058.6
Other	248.8	270.0	64.2	66.7	(23.5)	3.6	289.5	340.3
Net Interest Income (FTE)*	127.9	140.7	299.5	288.3	74.1	53.5	501.5	482.5

Revenues*	956.5	1,024.0	856.6	800.3	50.6	57.1	1,863.7	1,881.4
Provision for Credit Losses	(16.9)	(8.5)	41.9	98.5	—	—	25.0	90.0
Noninterest Expenses	720.4	647.3	592.7	539.5	45.1	47.3	1,358.2	1,234.1

Income before Income Taxes*	253.0	385.2	222.0	162.3	5.5	9.8	480.5	557.3
Provision for Income Taxes*	97.1	135.8	88.2	61.5	(7.8)	3.2	177.5	200.5

Net Income	$155.9	$249.4	$133.8	$100.8	$13.3	$6.6	$303.0	$356.8

Percentage of Consolidated Net Income	52%	70%	44%	28%	4%	2%	100%	100%
Average Assets	$45,719.7	$37,305.5	$23,638.4	$23,543.5	$18,479.3	$13,735.9	$87,837.4	$74,584.9

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $21.0 million for 2011 and $19.3 million for 2010.

Corporate and Institutional Services

C&IS net income for the quarter was $73.7 million compared with $138.6 million in the prior year quarter, a decrease of $64.9 million, or 47%. Trust, investment and other servicing fees from C&IS decreased $7.5 million, or 2%, to $308.5 million in the current quarter from the prior year quarter’s $316.0 million, primarily reflecting a decline in securities lending revenue, partially offset by higher fees from custody and fund administration services. Custody and fund administration fees, the largest component of C&IS fees, increased $28.0 million, or 17%, to $189.9 million from the prior year quarter’s total of $161.9 million, reflecting strong new business, improved markets, and the recently acquired BoISS. C&IS investment management fees for the current quarter equaled $69.9 million, an increase of 1% from $69.4 million in the prior year quarter. Investment management fees benefited from improved markets and new business, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $7.5 million in the current quarter compared with $2.6 million in the prior year quarter. Securities lending revenue totaled $30.9 million, a $35.4 million decrease compared with the prior year quarter’s $66.3 million. The prior year quarter included the recovery of previously recorded unrealized asset valuation losses of approximately $37 million in a mark-to-market investment fund used in securities lending activities. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale.

Other noninterest income was $124.5 million, a decrease of $27.7 million, or 18%, compared with $152.2 million in the prior year quarter. The decrease was attributable to lower foreign exchange trading income due to reduced market volatility, partially offset by higher other operating income.

Net interest income stated on an FTE basis was $66.2 million, down 1%, from $67.2 million in the prior year quarter, primarily reflecting a decline in the net interest margin. The net interest margin equaled .64% compared with .80% reported in the prior year quarter reflecting continued compression of spreads between interest rates on short-term investments and on overnight funding sources and the diminished value of noninterest-bearing funds in the current low interest rate environment, as well as a change in the application of internal funds transfer pricing used in determining net interest income that was implemented in the first quarter of 2011. Earning assets averaged $41.2 billion for the quarter, an increase of $7.5 billion, or 22%, compared with $33.7 billion the prior year quarter, funded chiefly by increased non-U.S. custody related interest-bearing deposits which are primarily invested in low yielding short-term money market assets and securities.

A provision for credit losses of negative $2.3 million was recorded in the current quarter compared with a negative provision of $2.8 million in the prior year quarter. The current quarter negative provision reflects improvement in the commercial and institutional loan class, partially offset by continued weakness in the commercial real estate loan class.

Corporate and Institutional Services (continued)

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $380.5 million compared with $324.6 million for the prior year quarter, an increase of $55.9 million, or 17%. The increase includes restructuring, acquisition, and integration related expenses totaling $22.6 million and higher indirect expense allocations and compensation expense.

Personal Financial Services

PFS net income for the current quarter was $70.7 million compared to $52.2 million reported in the prior year quarter, an increase of $18.5 million, or 35%. Noninterest income was $281.9 million, up $20.2 million, or 8%, from $261.7 million in the prior year quarter. Trust, investment and other servicing fees totaled $249.3 million in the current quarter, increasing $21.8 million, or 10%, from $227.5 million in the prior year quarter. The increase in PFS fees was primarily the result of strong new business and improved markets. PFS waived fees in money market mutual funds, attributable to the continued low level of short-term interest rates, totaled $15.2 million in the current quarter compared with $12.9 million in the prior year quarter. Other noninterest income totaled $32.6 million compared with $34.2 million in the prior year quarter.

Net interest income stated on an FTE basis was $150.3 million in the current quarter, an increase of 2% compared to $148.0 million in the prior year quarter, reflecting a decline in the average cost of funds. The net interest margin was 2.59% in the current quarter compared to 2.56% in the prior year quarter.

A provision for credit losses of $12.3 million was recorded in the current quarter compared to a provision of $52.8 million recorded in the prior year quarter. The current quarter provision reflects improvement in the commercial and institutional loan class, partially offset by continued weakness in the commercial real estate and residential real estate loan classes. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section below.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $302.7 million compared with $272.9 million in the prior year quarter, an increase of $29.8 million, or 11%. The increase was primarily attributable to higher indirect expense allocations and increased compensation expense.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company, and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income for the current quarter totaled negative $16.2 million, compared with $1.5 million in the prior year quarter, primarily attributable to a charge of $16.9 million in the current quarter for the credit-related OTTI of residential mortgage backed securities. Net interest income in the current quarter was $40.1 million, as compared to $27.2 million in the prior year quarter, an increase of $12.9 million, or 47%. The increase reflects higher average asset levels as well as a change in the application of internal funds transfer pricing used in determining net interest income that was implemented in the first quarter of 2011, partially offset by lower yields on securities in the prolonged low interest rate environment. Average assets increased $7.6 billion, or 56%, to $21.0 billion in the current quarter, reflecting higher levels of Federal Reserve deposits and investment securities, funded primarily by non-U.S interest-bearing deposits, senior notes and allocated capital. Noninterest expense for the quarter totaled $22.1 million compared with $16.9 million in the prior year quarter, an increase of $5.2 million, or 31%.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.24 was reported for the six months ended June 30, 2011, compared with net income per common share of $1.46 reported in the 2010 six-month period. The current period’s net income of $303.0 million compares to $356.8 million in the prior year period. Net income in the current period was impacted by restructuring, acquisition, and integration related expenses totaling $26.4 million ($22.1 million after tax, or $.09 per common share). Return on average common equity for the period was 8.85% and the return on average assets was .70%.

The current and prior period’s results included Visa related benefits of $10.1 million ($6.4 million after tax, or $.03 per common share) and $12.7 million ($8.0 million after tax, or $.03 per common share), respectively. Operating earnings, which exclude the Visa related benefits, were $296.6 million, or $1.21 per common share, for the six months ended June 30, 2011, and $348.8 million, or $1.43 per common share, for the period ended June 30, 2010. A reconciliation of operating earnings to reported earnings is provided on page 68.

Revenues for the six months ended June 30, 2011 totaled $1.84 billion, down $19.4 million, or 1%, from the prior year period’s revenues of $1.86 billion. Trust, investment and other servicing fees were $1.07 billion for the period, $14.1 million, or 1%, higher as compared with $1.06 billion in the prior year period. Trust, investment and other servicing fees for the current period represented 58% of revenues, and total fee-related income represented 74% of total revenues.

Noninterest Income

Trust, investment and other servicing fees from C&IS decreased $33.5 million, or 5%, to $579.8 million from $613.3 million a year ago, primarily reflecting a decline in securities lending revenue, partially offset by new business and improved markets. Custody and fund administration fees, the largest component of C&IS fees, increased $37.8 million, or 12%, to $358.9 million, reflecting strong new business, improved markets, and the recently acquired BoISS. C&IS investment management fees increased 3% to $137.0 million from $133.1 million in the prior year period, benefiting from the improved markets and new business, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual funds fee waivers in C&IS totaled $12.0 million in the current period compared with $6.8 million in the prior year period. Securities lending revenue totaled $47.9 million compared with $121.9 million in the prior year period. The prior year period included a recovery of previously recorded unrealized asset valuation losses of approximately $75 million in a mark-to-market investment fund used in securities lending activities. The securities in the mark-to-market investment fund had been sold as of September 30, 2010, with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending fees in future periods. Excluding the prior period impact of asset valuation recoveries, securities lending fees increased by $.9 million.

Noninterest Income (continued)

Trust, investment and other servicing fees from PFS increased $47.6 million, or 11%, to $492.9 million compared with $445.3 million a year ago. The increase in PFS fees resulted primarily from strong new business and improved markets. Waived fees in money market mutual funds totaled $27.4 million in the current period compared with $28.9 million in the prior year period, and are attributable to the persistent low level of short-term interest rates.

Foreign exchange trading income decreased $29.5 million, or 15%, and totaled $165.6 million in the period compared with $195.1 million in the prior year period. The decrease reflects reduced levels of market volatility and volume as compared with the prior year’s six-month period.

Other operating income increased 2% for the period to $77.9 million, compared with $76.4 million last year.

Net investment security losses totaled $22.1 million in the current period compared to net gains of $.2 in the prior year period. The current period included $22.0 million of pre-tax charges for the credit-related OTTI of residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio.

Net Interest Income

Net interest income, stated on an FTE basis, totaled $501.5 million, an increase of $19.0 million, or 4%, from $482.5 million reported in the prior year period. Total average earning assets of $79.6 billion were $12.8 billion, or 19%, higher than a year ago, primarily reflecting higher average Federal Reserve deposits and securities balances. The net interest margin on an FTE basis was 1.27% for the current period, down from 1.46% in the prior year period, reflecting the continued impact of the low interest rate environment. The net interest margin continues to be impacted by balance sheet growth that is concentrated primarily in lower yielding Federal Reserve deposits and investment securities due to continued weakness in loan demand, and by a larger percentage of funding generated from interest-bearing sources, primarily non-U.S. office deposits.

Provision for Credit Losses

The provision for credit losses was $25.0 million for the current six month period compared with $90.0 million in the comparable 2010 period and net charge-offs totaled $36.6 million compared to $68.9 million. The current period provision reflects improvement in the commercial and institutional loan class and reduced levels of charge-offs, partially offset by continued weakness in the commercial real estate and residential real estate loan classes.

Noninterest Expenses

Noninterest expenses totaled $1.36 billion for the period, up $124.1 million, or 10%, from the prior year period’s $1.23 billion. The current and prior periods include benefits totaling $10.1 million and $12.7 million, respectively, from reductions of the Visa related indemnification liability. The current period also includes restructuring, acquisition, and integration related charges totaling $26.4 million. Excluding these current and prior period items, noninterest expenses in the current period increased by $95.1 million, or 8%.

Compensation and employee benefit expenses of $736.2 million compares to $674.8 million in the prior year period, an increase of $61.4 million, and represents 54% of total noninterest expenses. The current period includes $18.4 million of severance related restructuring charges. Excluding the severance charges, compensation expense increased $43.0 million, or 6%, reflecting annual salary increases and higher full-time equivalent staff levels.

Expenses associated with outside services totaled $258.9 million, an increase of $38.7 million, or 18%, from $220.2 million last year. The increase is primarily due to higher expense associated with technical and investment manager sub-advisory services. The current period also includes integration costs of $5.7 million associated with acquisition related activities.

Equipment and software expense totaled $156.5 million, up $20.1 million, or 15%, from $136.4 million in the prior year period. The increase primarily reflects higher levels of depreciation expense from continued investment in capital assets.

Other operating expense totaled $130.9 million, relatively unchanged from $130.8 million in the prior year period.

Provision for Income Taxes

Total income tax expense was $156.5 million for the six months ended June 30, 2011, representing an effective tax rate of 34.1%. This compares with $181.2 million of income tax expense and an effective tax rate of 33.7% in the prior year period. The current period’s effective tax rate reflects lower tax benefits from restructuring, acquisition, and integration related expenses that were incurred in lower tax rate jurisdictions and a higher state income tax provision as a result of an Illinois corporate income tax rate increase enacted in January 2011.

BALANCE SHEET

Total assets at June 30, 2011 were $97.4 billion and averaged $92.4 billion for the current quarter, compared with total assets of $80.0 billion at June 30, 2010 and average total assets of $74.3 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.6 billion at June 30, 2011 and averaged $28.3 billion in the current quarter as compared to $28.4 billion at June 30, 2010 and a $27.6 billion average in the prior year quarter. Securities totaled $25.0 billion at June 30, 2011 and averaged $24.0 billion for the quarter, up 29% and 24%, respectively, compared with $19.4 billion at June 30, 2010 and on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets in aggregate totaled $31.8 billion at June 30, 2011 and averaged $31.3 billion in the current quarter, up 36% and 63%, respectively, from the year-ago quarter balances. The increase in average total assets was funded primarily by higher levels of non-U.S. office interest-bearing deposits and demand and other non-interest bearing balances.

Total stockholders’ equity averaged $7.0 billion, up 6% from the prior year quarter’s average of $6.5 billion. The current quarter increase primarily reflects the retention of earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share buyback program. During the current quarter, the Corporation repurchased 833,840 shares at a cost of $40.2 million ($48.27 average price per share). An additional 5.6 million shares are authorized for repurchase after June 30, 2011 under the current share buyback program.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2011 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total risk-based capital, and 3% for leverage (tier 1 capital to period average assets). Each of the Corporation’s U.S. subsidiary banks had capital ratios at June 30, 2011 that were above the level required for classification as a “well capitalized” institution. Shown below are the June 30, 2011 and December 31, 2010 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three months ended June 30, 2011 or December 31, 2010 exceeded 10% of the consolidated total.

	June 30, 2011			December 31, 2010
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	12.8%	14.5%	7.7%	13.6%	15.6%	8.8%
The Northern Trust Company	12.5%	14.9%	6.9%	13.3%	16.2%	8.0%
Northern Trust, NA	13.0%	14.6%	10.6%	12.4%	13.9%	10.8%

BALANCE SHEET (continued)

The following table provides a reconciliation of the Corporation’s tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP.

($ in Millions)	June 30, 2011	December 31, 2010
Tier 1 Capital	$7,047.3	$6,977.0
Less – Floating Rate Capital Securities	268.6	268.5

Tier 1 Common Equity	6,778.7	6,708.5

Ratios
Tier 1 Capital	12.8%	13.6%
Tier 1 Common Equity	12.3%	13.0%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is an additional measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 81% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2011 composed of U.S. Treasury and government sponsored agency securities and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 19% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 3% was rated double-A, 1% was rated below double-A, and 15% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Total gross unrealized losses within the investment securities portfolio at June 30, 2011 were $63.2 million as compared to $99.5 million at December 31, 2010. Of the total gross unrealized losses on securities at June 30, 2011, $31.4 million relate to non-agency residential mortgage-backed securities. Non-agency residential mortgage-backed securities rated below double-A at June 30, 2011 represented 80% of the total fair value of non-agency residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $196.1 million and $166.7 million, respectively.

Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy. Credit related losses recognized in earnings on debt securities other-than-temporarily impaired totaled $16.9 million and $22.0 million, respectively, for the three and six months ended June 30, 2011. There was $.1 million of credit-related losses recognized in earnings for the three months ended June 30, 2010 on debt securities other-than-temporarily impaired.

Northern Trust is a participant in the repurchase agreement market. This market provides a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until the repurchase.

ASSET QUALITY (continued)

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. The following table provides the amounts of nonperforming loans, by segment and class, and of OREO that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

(In Millions)	June 30, 2011		March 31, 2011		December 31, 2010		June 30, 2010
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$55.7		$52.3		$58.0		$60.8
Commercial Real Estate	106.5		111.9		116.4		121.9

Total Commercial	162.2		164.2		174.4		182.7

Personal
Residential Real Estate	163.0		158.0		153.3		154.5
Private Client	2.8		2.9		5.3		8.3

Total Personal	165.8		160.9		158.6		162.8

Total Nonperforming Loans and Leases	328.0		325.1		333.0		345.5
Other Real Estate Owned	31.1		56.3		45.5		44.3

Total Nonperforming Assets	$359.1		$381.4		$378.5		$389.8

90 Day Past Due Loans Still Accruing	$21.7		$13.9		$13.0		$19.5

Nonperforming Loans and Leases to Total Loans and Leases	1.15%		1.17%		1.18%		1.22%

Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans	.9	x	1.0	x	1.0	x	1.0	x

The $22.3 million decrease in nonperforming assets during the current quarter primarily reflects sales of properties from the OREO portfolio. The duration and severity of the recent economic downturn, together with its impact on equity and real estate values, has had a negative effect on Northern Trust’s credit portfolio, primarily the residential real estate and commercial real estate loan classes, and resulted in increases from historical levels of credits that have been downgraded to nonperforming and of OREO properties.

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

Provision and Allowance for Credit Losses

The provision for credit losses is the charge to current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain the allowance for credit losses at an appropriate level to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and probable losses that are believed to be inherent in the loan and lease portfolios, unfunded commitments, and standby letters of credit (inherent loss component). Control processes and analyses employed to evaluate the appropriateness of the allowance for credit losses are reviewed on at least an annual basis and modified as considered necessary.

A $10.0 million provision for credit losses was recorded in the current quarter and a $50.0 million provision was recorded in the prior year second quarter. The current quarter provision reflects improvement in the commercial and institutional loan class and reduced levels of charge-offs, partially offset by continued weakness in the commercial real estate and residential real estate loan classes. The prior year quarter provision reflected the prolonged weakness in the broader economic environment, particularly its impact on the residential real estate and commercial real estate loan classes.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2011 and 2010 due to charge-offs, recoveries, and the provision for credit losses. The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

ASSET QUALITY (continued)

	June 30, 2011		March 31, 2011		December 31, 2010		June 30, 2010
($ in Millions)	Allowance Amount	Percent of Loans to Total	Allowance Amount	Percent of Loans to Total	Allowance Amount	Percent of Loans to Total	Allowance Amount	Percent of Loans to Total
Specific Allowance	$61.3	—%	$60.4	—%	$63.7	—%	$56.8	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	97.2	22	106.7	21	113.6	21	131.5	21
Commercial Real Estate	79.1	11	78.6	12	76.7	11	72.0	11
Lease Financing, net	1.8	4	1.5	4	1.3	4	1.6	4
Non-U.S.	4.2	6	4.0	3	3.8	4	4.5	5
Other	—	1	—	3	—	1	—	—

Total Commercial	182.3	44	190.8	43	195.4	41	209.6	41

Personal
Residential Real Estate	88.0	37	85.9	39	81.6	39	76.6	39
Private Client	14.2	18	13.7	18	16.6	19	18.6	20
Other	—	1	—	—	—	1	—	—

Total Personal	102.2	56	99.6	57	98.2	59	95.2	59

Total Allocated Inherent Allowance	$284.5	100%	$290.4	100%	$293.6	100%	$304.8	100%

Total Allowance for Credit Losses	345.8		350.8		357.3		361.6

Allowance Assigned to:
Loans and Leases	$311.3		$313.5		$319.6		$326.7
Unfunded Commitments and Standby Letters of Credit	34.5		37.3		37.7		34.9

Total Allowance for Credit Losses	$345.8		$350.8		$357.3		$361.6

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.09%		1.12%		1.14%		1.15%

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

Based on this continuing evaluation process, Northern Trust’s VaR associated with the foreign exchange trading portfolio has not changed significantly since December 31, 2010. Northern Trust’s interest rate risk position relative to rising rates, as measured by current market implied forward interest rates and sensitivity analyses, has increased as a result of a moderate extension of the securities portfolio duration and a projected increase in the sensitivity of non-US office deposit rates.

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

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$152.0	$.62	$199.6	$.82	$303.0	$1.24	$356.8	$1.46
Visa Indemnification Benefit	—	—	(12.7)	(.06)	(10.1)	(.04)	(12.7)	(.05)
Tax effect	—	—	4.7	.02	3.7	.01	4.7	.02

Visa Indemnification Benefit - Net of tax	—	—	(8.0)	(.04)	(6.4)	(.03)	(8.0)	(.03)

Operating Earnings	$152.0	$.62	$191.6	$.78	$296.6	$1.21	$348.8	$1.43

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

	Three Months Ended
	June 30, 2011			June 30, 2010
(In Millions)	Reported	FTE Adj.	FTE*	Reported	FTE Adj.	FTE*
Interest Income	$359.7	$10.5	$370.2	$317.9	$9.6	$327.5
Interest Expense	113.6	—	113.6	85.1	—	85.1

Net Interest Income	$246.1	$10.5	$256.6	$232.8	$9.6	$242.4

Net Interest Margin	1.18%		1.23%	1.41%		1.47%

* Fully taxable equivalent (FTE)

	Six Months Ended
	June 30, 2011			June 30, 2010
(In Millions)	Reported	FTE Adj.	FTE*	Reported	FTE Adj.	FTE*
Interest Income	$706.8	$21.0	$727.8	$632.2	$19.3	$651.5
Interest Expense	226.3	—	226.3	169.0	—	169.0

Net Interest Income	$480.5	$21.0	$501.5	$463.2	$19.3	$482.5

Net Interest Margin	1.22%		1.27%	1.40%		1.46%

*	Fully taxable equivalent (FTE).

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of the recent disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of

FACTORS AFFECTING FUTURE RESULTS (continued)

continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation and regulations, including Basel III and regulations that may be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties

FACTORS AFFECTING FUTURE RESULTS (continued)

inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

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

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	Second Quarter
	2011			2010
($ in Millions)	Interest	Average Balance	Rate(3)	Interest	Average Balance	Rate(3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$.1	$272.5	.07%	$.1	$292.8	.19%
Interest-Bearing Deposits with Banks	44.7	16,230.6	1.11	31.6	15,003.7	.84
Federal Reserve Deposits and Other Interest-Bearing	9.6	14,799.6	.26	2.6	3,886.2	.27
Securities
U.S. Government	4.6	1,001.2	1.86	—	81.7	.17
Obligations of States and Political Subdivisions	10.3	609.9	6.71	11.8	732.1	6.45
Government Sponsored Agency	22.8	12,794.0	.71	30.9	11,655.9	1.06
Other (1)	33.7	9,628.1	1.41	23.0	6,900.1	1.34

Total Securities	71.4	24,033.2	1.19	65.7	19,369.8	1.36

Loans and Leases (2)	244.4	28,330.9	3.46	227.5	27,569.1	3.31

Total Earning Assets	370.2	83,666.8	1.77%	327.5	66,121.6	1.99

Allowance for Credit Losses Assigned to Loans and Leases	—	(308.2)	—	—	(311.0)	—
Cash and Due from Banks	—	3,861.7	—	—	2,903.7	—
Buildings and Equipment	—	500.5	—	—	533.7	—
Client Security Settlement Receivables	—	409.8	—	—	385.3	—
Goodwill	—	417.4	—	—	405.8	—
Other Assets	—	3,811.1	—	—	4,246.7	—

Total Assets	$—	$92,359.1	—	$—	$74,285.8	—

Average Source of Funds
Deposits
Savings and Money Market	$7.3	$14,222.9	.20%	$9.2	$12,960.8	.28%
Savings Certificates and Other Time	7.3	3,686.9	.80	10.1	3,561.5	1.14
Non-U.S. Offices - Interest-Bearing	55.7	41,568.4	.54	22.2	28,473.4	.31

Total Interest-Bearing Deposits	70.3	59,478.2	.47	41.5	44,995.7	.37
Short-Term Borrowings	2.5	7,114.6	.14	3.4	6,123.6	.22
Senior Notes	15.6	1,891.9	3.32	11.4	1,396.6	3.26
Long-Term Debt	24.7	2,756.9	3.59	28.2	2,940.7	3.86
Floating Rate Capital Debt	.5	276.9	.86	.6	276.8	.85

Total Interest-Related Funds	$113.6	$71,518.5	.64%	$85.1	$55,733.4	.61%

Interest Rate Spread	—	—	1.13	—	—	1.38%
Demand and Other Noninterest-Bearing Deposits	—	11,017.4	—	—	8,926.9	—
Other Liabilities	—	2,866.5	—	—	3,078.9	—
Stockholders' Equity	—	6,956.7	—	—	6,546.6	—

Total Liabilities and Stockholders’ Equity	$—	$92,359.1	—	$—	$74,285.8	—

Net Interest Income/Margin (FTE Adjusted)	$256.6	$—	1.23%	$242.4	$—	1.47%

Net Interest Income/Margin (Unadjusted)	$246.1	$—	1.18%	$232.8	$—	1.41%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Three Months 2011/2010
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$43.8	$(1.1)	$42.7
Interest-Related Funds	15.7	12.8	28.5

Net Interest Income (FTE)	$28.1	$(13.9)	$14.2

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of June 30, 2011 and 2010.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes: Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.2%. Total taxable equivalent interest adjustments amounted to $10.5 million and $9.6 million for the three months ended June 30, 2011 and 2010, respectively.

Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	Six Months
	2011			2010
($ in Millions)	Interest	Average Balance	Rate(3)	Interest	Average Balance	Rate(3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$.2	$261.9	.11%	$.2	$285.6	.16%
Interest-Bearing Deposits with Banks	82.3	16,192.4	1.02	60.6	14,778.7	.83
Federal Reserve Deposits and Other Interest-Bearing	16.0	11,891.0	.27	6.8	5,312.1	.26
Securities
U.S. Government	9.0	987.4	1.84	.1	74.5	.22
Obligations of States and Political Subdivisions	21.2	638.7	6.63	23.8	741.2	6.42
Government Sponsored Agency	47.0	12,705.3	.75	62.4	11,635.7	1.08
Other (1)	60.0	8,813.3	1.38	40.0	6,403.4	1.26

Total Securities	137.2	23,144.7	1.20	126.3	18,854.8	1.35

Loans and Leases (2)	492.1	28,064.4	3.54	457.6	27,533.6	3.35

Total Earning Assets	$727.8	79,554.4	1.84%	$651.5	$66,764.8	1.97%

Allowance for Credit Losses Assigned to Loans and Leases	—	(313.7)	—	—	(308.2)	—
Cash and Due from Banks	—	3,647.8	—	—	2,692.8	—
Buildings and Equipment	—	502.1	—	—	535.5	—
Client Security Settlement Receivables	—	419.3	—	—	410.1	—
Goodwill	—	411.3	—	—	394.7	—
Other Assets	—	3,616.2	—	—	4,095.2	—

Total Assets	—	$87,837.4	—	$—	$74,584.9	—

Average Source of Funds
Deposits
Savings and Money Market	$15.4	$14,063.2	.22%	$18.2	$12,925.4	.28%
Savings Certificates and Other Time	15.4	3,758.7	.82	21.7	3,699.7	1.19
Non-U.S. Offices - Interest-Bearing	106.2	38,837.0	.55	41.5	28,229.7	.30

Total Interest-Bearing Deposits	137.0	56,658.9	.49	81.4	44,854.8	.37
Short-Term Borrowings	5.0	6,127.9	.16	6.0	6,479.3	.19
Senior Notes	31.3	1,892.5	3.34	22.9	1,457.1	3.16
Long-Term Debt	51.8	2,740.2	3.81	57.7	2,872.3	4.05
Floating Rate Capital Debt	1.2	276.9	.87	1.0	276.8	.74

Total Interest-Related Funds	$226.3	$67,696.4	.67%	$169.0	$55,940.3	.61%

Interest Rate Spread	—	—	1.17	—	—	1.36%
Demand and Other Noninterest-Bearing Deposits	—	10,386.6	—	—	9,220.3	—
Other Liabilities	—	2,849.4	—	—	2,923.5	—
Stockholders' Equity	—	6,905.0	—	—	6,500.8	—

Total Liabilities and Stockholders’ Equity	$—	$87,837.4	—	$—	$74,584.9	—

Net Interest Income/Margin (FTE Adjusted)	$501.5	$—	1.27%	$482.5	$—	1.46%

Net Interest Income/Margin (Unadjusted)	$480.5	$—	1.22%	$463.2	$—	1.40%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Six Months 2011/2010
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$66.0	$10.3	$76.3
Interest-Related Funds	33.1	24.2	57.3

Net Interest Income (FTE)	$32.9	$(13.9)	$19.0

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of June 30, 2011 and 2010.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes: Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.2%. Total taxable equivalent interest adjustments amounted to $21.0 million and $19.3 million for the six months ended June 30, 2011 and 2010, respectively.

Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1-30, 2011	47,713	$49.29	47,713
May 1-31, 2011	398,046	49.02	398,046
June 1-30, 2011	388,081	47.37	388,081

Total (Second Quarter)	833,840	$48.27	833,840	5,644,295

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 29, 2011	By:	/s/ William L. Morrison
William L. Morrison
Executive Vice President and Chief Financial Officer

Date: July 29, 2011	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(10)	Material Contracts

(i) Form of 2011 Employment Security Agreement (Tier 1).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (ii) Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications (i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)

Interactive Data File

(i)       Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.