Form 10-Q
period 2011-09-30
NORTHERN TRUST CORP
filed 2011-10-28
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    ☒

240,996,807 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2011)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

	September 30 2011	December 31 2010
($ In Millions Except Share Information)	(Unaudited)
Assets
Cash and Due from Banks	$4,336.6	$2,818.0
Federal Funds Sold and Securities Purchased under Agreements to Resell	221.8	160.1
Interest-Bearing Deposits with Banks	18,944.2	15,351.3
Federal Reserve Deposits and Other Interest-Bearing	6,498.2	10,924.6
Securities
Available for Sale	28,439.3	19,901.9
Held to Maturity (Fair value of $847.2 and $941.8)	829.2	922.2
Trading Account	6.3	6.8

Total Securities	29,274.8	20,830.9

Loans and Leases
Commercial	12,219.3	11,613.4
Personal	16,472.1	16,518.6

Total Loans and Leases (Net of unearned income of $417.3 and $456.8)	28,691.4	28,132.0

Allowance for Credit Losses Assigned to Loans and Leases	(298.3)	(319.6)
Buildings and Equipment	492.1	504.5
Client Security Settlement Receivables	948.2	701.3
Goodwill	534.1	400.9
Other Assets	6,455.1	4,339.9

Total Assets	$96,098.2	$83,843.9

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$19,487.6	$7,658.9
Savings and Money Market	14,538.6	14,208.7
Savings Certificates and Other Time	3,529.4	3,913.0
Non U.S. Offices – Noninterest-Bearing	3,374.8	2,942.7
– Interest-Bearing	37,583.6	35,472.4

Total Deposits	78,514.0	64,195.7
Federal Funds Purchased	737.8	3,691.7
Securities Sold Under Agreements to Repurchase	339.3	954.4
Other Borrowings	817.6	347.7
Senior Notes	2,133.5	1,896.1
Long-Term Debt	2,137.3	2,729.3
Floating Rate Capital Debt	276.9	276.9
Other Liabilities	3,989.0	2,921.8

Total Liabilities	88,945.4	77,013.6

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 240,996,807 and 242,268,903	408.6	408.6
Additional Paid-In Capital	962.9	920.0
Retained Earnings	6,240.3	5,972.1
Accumulated Other Comprehensive Loss	(232.5)	(305.3)
Treasury Stock (4,174,717 and 2,902,621 shares, at cost)	(226.5)	(165.1)

Total Stockholders’ Equity	7,152.8	6,830.3

Total Liabilities and Stockholders’ Equity	$96,098.2	$83,843.9

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
($ In Millions Except Per Share Information)	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$555.3	$518.7	$1,628.0	$1,577.3
Foreign Exchange Trading Income	87.2	88.9	252.8	284.0
Treasury Management Fees	17.8	19.3	55.1	59.3
Security Commissions and Trading Income	13.9	14.9	44.8	43.5
Other Operating Income	42.5	27.7	120.4	104.1
Investment Security Gains (Losses), net (1)	(2.0)	(13.5)	(24.1)	(13.3)

Total Noninterest Income	714.7	656.0	2,077.0	2,054.9

Net Interest Income
Interest Income	347.1	330.2	1,053.8	962.4
Interest Expense	90.3	96.7	316.5	265.7

Net Interest Income	256.8	233.5	737.3	696.7
Provision for Credit Losses	17.5	30.0	42.5	120.0

Net Interest Income after Provision for Credit Losses	239.3	203.5	694.8	576.7

Noninterest Expense
Compensation	311.1	273.3	925.3	826.2
Employee Benefits	66.7	60.0	188.7	181.9
Outside Services	139.7	110.7	398.6	330.9
Equipment and Software	76.3	72.6	232.8	209.0
Occupancy	45.4	42.6	131.3	127.2
Visa Indemnification Benefit	—	—	(10.1)	(12.7)
Other Operating Expense	62.0	62.9	192.9	193.7

Total Noninterest Expense	701.2	622.1	2,059.5	1,856.2

Income before Income Taxes	252.8	237.4	712.3	775.4
Provision for Income Taxes	82.4	81.8	238.9	263.0

Net Income	$170.4	$155.6	$473.4	$512.4

Net Income Applicable to Common Stock	$170.4	$155.6	$473.4	$512.4

Per Common Share
Net Income – Basic	$.70	$.64	$1.94	$2.10
– Diluted	.70	.64	1.93	2.10

Average Number of Common Shares Outstanding – Basic	240,991,491	242,124,461	241,529,793	241,966,279
– Diluted	241,193,993	242,158,427	242,018,750	242,421,661

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2011	2010	2011	2010
Net Income	$170.4	$155.6	$473.4	$512.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	21.4	14.1	55.2	34.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	(16.6)	31.8	(9.6)	42.2
Foreign Currency Translation Adjustments	1.2	.5	10.6	3.5
Pension and Other Postretirement Benefit Adjustments	4.8	2.8	16.6	15.3

Other Comprehensive Income	10.8	49.2	72.8	95.5

Comprehensive Income	$181.2	$204.8	$546.2	$607.9

(1) Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$.5	$7.3	$(1.1)	$6.6
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	(1.8)	(21.3)	(22.2)	(20.7)
Other Security Gains (Losses), net	(.7)	.5	(.8)	.8
Investment Security Gains (Losses), net	$(2.0)	$(13.5)	$(24.1)	$(13.3)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Nine Months Ended September 30
(In Millions)	2011	2010
Common Stock
Balance at January 1 and September 30	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	920.0	888.3
Treasury Stock Transactions – Stock Options and Awards	(11.9)	(19.4)
Stock Options and Awards – Amortization	55.4	41.7
Stock Options and Awards – Tax Benefits	(.6)	1.1

Balance at September 30	962.9	911.7

Retained Earnings
Balance at January 1	5,972.1	5,576.0
Net Income	473.4	512.4
Dividends Declared – Common Stock	(205.2)	(204.6)

Balance at September 30	6,240.3	5,883.8

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(305.3)	(361.6)
Net Unrealized Gains on Securities Available for Sale	55.2	34.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	(9.6)	42.2
Foreign Currency Translation Adjustments	10.6	3.5
Pension and Other Postretirement Benefit Adjustments	16.6	15.3

Balance at September 30	(232.5)	(266.1)

Treasury Stock
Balance at January 1	(165.1)	(199.2)
Stock Options and Awards	16.7	35.7
Stock Purchased	(78.1)	(5.8)

Balance at September 30	(226.5)	(169.3)

Total Stockholders’ Equity at September 30	$7,152.8	$6,768.7

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Nine Months
	Ended September 30
(In Millions)	2011	2010
Cash Flows from Operating Activities:
Net Income	$473.4	$512.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses, net	24.1	13.3
Amortization and Accretion of Securities and Unearned Income	(19.2)	(40.9)
Provision for Credit Losses	42.5	120.0
Depreciation on Buildings and Equipment	67.7	70.3
Amortization of Computer Software	117.4	101.2
Amortization of Intangibles	11.5	11.0
Qualified Pension Plan Contribution	(10.6)	(20.0)
Visa Indemnification Benefit	(10.1)	(12.7)
(Increase) Decrease in Receivables	104.5	(115.8)
Increase (Decrease) in Interest Payable	1.6	(6.0)
Net Change in Derivative Fair Value, Including Required Collateral	(1,204.2)	328.8
Other Operating Activities, net	264.4	(42.2)

Net Cash Provided by (Used In) Operating Activities	(137.0)	919.4

Cash Flows from Investing Activities:
Net Increase in Federal Funds Sold and Securities Purchased under Agreements to Resell	(61.6)	(178.7)
Net Increase in Interest-Bearing Deposits with Banks	(3,592.8)	(3,195.3)
Net Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	4,438.0	8,633.0
Purchases of Securities – Held to Maturity	(101.5)	(382.4)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	195.9	377.2
Purchases of Securities – Available for Sale	(24,888.1)	(11,429.2)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	16,484.0	8,774.0
Net Increase in Loans and Leases	(634.9)	(166.6)
Purchases of Buildings and Equipment, net	(55.1)	(58.6)
Purchases and Development of Computer Software	(219.8)	(152.7)
Net (Increase) Decrease in Client Security Settlement Receivables	(246.9)	90.5
Decrease in Cash Due to Acquisitions, net of Cash Acquired	(172.6)	–
Other Investing Activities, net	(60.9)	(6.8)

Net Cash Provided by (Used in) Investing Activities	(8,916.3)	2,304.4

Cash Flows from Financing Activities:
Net Increase in Deposits	14,318.3	164.6
Net Decrease in Federal Funds Purchased	(2,953.9)	(1,844.6)
Net Decrease in Securities Sold under Agreements to Repurchase	(615.1)	(332.1)
Net Increase (Decrease) in Short-Term Other Borrowings	522.3	(503.9)
Proceeds from Term Federal Funds Purchased	7,959.9	17,208.3
Repayments of Term Federal Funds Purchased	(7,979.0)	(16,581.3)
Proceeds from Senior Notes and Long-Term Debt	500.0	642.7
Repayments of Senior Notes and Long-Term Debt	(879.8)	(917.6)
Treasury Stock Purchased	(77.7)	(6.0)
Net Proceeds from Stock Options	58.7	57.1
Cash Dividends Paid on Common Stock	(205.5)	(204.6)
Other Financing Activities, net	–	1.1

Net Cash Provided by (Used in) Financing Activities	10,648.2	(2,316.3)

Effect of Foreign Currency Exchange Rates on Cash	(76.3)	90.2

Increase in Cash and Due from Banks	1,518.6	997.7
Cash and Due from Banks at Beginning of Year	2,818.0	2,491.8

Cash and Due from Banks at End of Period	$4,336.6	$3,489.5

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$314.9	$271.7
Income Taxes Paid	123.6	136.7
Transfers from Loans to OREO	57.5	24.5

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2011 and 2010, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain prior period balances have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2010 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment”. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU by Northern Trust, effective January 1, 2012, is not expected to have an impact on Northern Trust’s consolidated financial position or results of operations.

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

Northern Trust’s Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate their fair value, Northern Trust developed an internal income-based model. The lack of activity in the auction rate security market has resulted in a lack of observable market inputs to incorporate within the model. Therefore, significant inputs to the model include Northern Trust’s own assumptions about future cash flows and appropriate discount rates, both adjusted for credit and liquidity factors. In developing these assumptions, Northern Trust incorporated the contractual terms of the securities, the types of collateral, any credit enhancements available, and relevant market data, where available. Level 3 liabilities include financial guarantees relating to standby letters of credit, a net estimated liability for certain indemnification obligations related to litigation involving Visa Inc. (Visa), and acquisition related contingent consideration liabilities. Northern Trust’s recorded liability for standby letters of credit, reflecting the obligation it has undertaken, is measured as the amount of unamortized fees on these instruments. The fair value of the net estimated liability for Visa related indemnifications is based on a market approach, but requires management to exercise significant judgment given the limited number of market transactions involving identical or comparable liabilities. The fair value of contingent consideration liabilities is determined using an income-based (discounted cash flow) model that incorporates Northern Trust’s own assumptions about future cash flows and appropriate discount rates.

Notes to Consolidated Financial Statements (continued)

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

The following presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
September 30, 2011
Securities
Available for Sale
U.S. Government	$2,020.9	$—	$—	$—	$2,020.9
Obligations of States and Political Subdivisions	—	18.4	—	—	18.4
Government Sponsored Agency	—	16,120.7	—	—	16,120.7
Corporate Debt	—	2,848.6	—	—	2,848.6
Non-U.S. Government	—	204.3	—	—	204.3
Residential Mortgage-Backed	—	183.4	—	—	183.4
Other Asset-Backed	—	1,637.5	—	—	1,637.5
Certificates of Deposit	—	3,544.5	—	—	3,544.5
Auction Rate	—	—	189.6	—	189.6
Other	—	1,671.4	—	—	1,671.4

Total	2,020.9	26,228.8	189.6	—	28,439.3

Trading Account	—	6.3	—	—	6.3

Total	2,020.9	26,235.1	189.6	—	28,445.6

Other Assets
Derivatives
Foreign Exchange Contracts	—	5,226.6	—	—	5,226.6
Interest Rate Swaps	—	348.0	—	—	348.0
Interest Rate Options	—	—	—	—	—
Credit Default Swaps	—	—	—	—	—
Forward Contracts	—	—	—	—	—

Total	—	5,574.6	—	(2,118.1)	3,456.5

All Other	75.7	38.9	—	—	114.6

Total	75.7	5,613.5	—	(2,118.1)	3,571.1

Total Assets at Fair Value	$2,096.6	$31,848.6	$189.6	$(2,118.1)	$32,016.7

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$5,216.8	$—	$—	$5,216.8
Interest Rate Swaps	—	232.3	—	—	232.3
Interest Rate Options	—	—	—	—	—
Credit Default Swaps	—	.4	—	—	.4
Forward Contracts	—	—	—	—	—

Total	—	5,449.5	—	(3,619.3)	1,830.2

All Other	—	—	102.2	—	102.2

Total Liabilities at Fair Value	$—	$5,449.5	$102.2	$(3,619.3)	$1,932.4

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of September 30, 2011, derivative assets and liabilities shown above also include reductions of $62.9 million and $1,564.1 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
December 31, 2010
Securities
Available for Sale
U.S. Government	$658.4	$—	$—	$—	$658.4
Obligations of States and Political Subdivisions	—	36.3	—	—	36.3
Government Sponsored Agency	—	11,970.7	—	—	11,970.7
Corporate Debt	—	2,554.0	—	—	2,554.0
Non-U.S. Government	—	440.6	—	—	440.6
Residential Mortgage-Backed	—	254.6	—	—	254.6
Other Asset-Backed	—	1,605.7	—	—	1,605.7
Certificates of Deposit	—	1,402.5	—	—	1,402.5
Auction Rate	—	—	367.8	—	367.8
Other	—	611.3	—	—	611.3

Total	658.4	18,875.7	367.8	—	19,901.9

Trading Account	—	6.8	—	—	6.8

Total	658.4	18,882.5	367.8	—	19,908.7

Other Assets
Derivatives
Foreign Exchange Contracts	—	5,792.8	—	—	5,792.8
Interest Rate Swaps	—	285.8	—	—	285.8
Interest Rate Options	—	.1	—	—	.1
Credit Default Swaps	—	—	—	—	—
Forward Contracts	—	.5	—	—	.5

Total	—	6,079.2	—	(4,449.9)	1,629.3

All Other	65.9	37.4	—	—	103.3

Total	65.9	6,116.6	—	(4,449.9)	1,732.6

Total Assets at Fair Value	$724.3	$24,999.1	$367.8	$(4,449.9)	$21,641.3

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$5,781.3	$—	$—	$5,781.3
Interest Rate Swaps	—	163.7	—	—	163.7
Interest Rate Options	—	.1	—	—	.1
Credit Default Swaps	—	2.8	—	—	2.8
Forward Contracts	—	.2	—	—	.2

Total	—	5,948.1	—	(4,770.9)	1,177.2

All Other	—	—	58.6	—	58.6

Total Liabilities at Fair Value	$—	$5,948.1	$58.6	$(4,770.9)	$1,235.8

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2010, derivative assets and liabilities shown above also include reductions of $2,631.7 million and $2,952.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 assets for the three and nine months ended September 30, 2011 and 2010.

	Auction Rate Securities
(In Millions)	2011	2010
Three Months Ended September 30
Fair Value at July 1	$205.1	$384.9
Total Realized and Unrealized
(Gains) Losses Included in Earnings	(.6)	(.3)
Gains (Losses) Included in Other Comprehensive Income	(5.2)	(1.5)
Purchases, Issuances, Sales, and Settlements
Sales	—	—
Settlements	(9.7)	(3.1)

Fair Value at September 30	$189.6	$380.0

	2011	2010
Nine Months Ended September 30
Fair Value at January 1	$367.8	$427.7
Total Realized and Unrealized
(Gains) Losses Included in Earnings	(10.2)	(2.9)
Gains (Losses) Included in Other Comprehensive Income	(15.8)	(7.4)
Purchases, Issuances, Sales, and Settlements
Sales	(1.5)	(.3)
Settlements	(150.7)	(37.1)

Fair Value at September 30	$189.6	$380.0

Northern Trust purchased certain illiquid auction rate securities from clients in 2008 which were recorded at their purchase date fair values and designated as available for sale securities. Subsequent to their purchase, the securities are reported at fair value and unrealized gains and losses are credited or charged, net of the tax effect, to accumulated other comprehensive income (AOCI). As of September 30, 2011 and December 31, 2010, the net unrealized loss related to these securities was $5.0 million ($3.1 million net of tax) and $10.8 million ($6.8 million net of tax), respectively. Realized gains for the three month period ended September 30, 2011 of $.6 million represent redemptions by issuers. Realized gains for the nine month period ended September 30, 2011 of $10.2 million include $10.1 million from redemptions by issuers and $.1 million from sales of securities. Realized gains for the three and nine month period ended September 30, 2010 of $.3 million and $2.9 million, respectively, represent redemptions by issuers. Gains on redemptions and sales are included in interest income and investment security gains (losses), net, respectively, within the consolidated statement of income.

Notes to Consolidated Financial Statements (continued)

The following presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2011 and 2010.

	Other Liabilities *
(In Millions)	2011	2010
Three Months Ended September 30
Fair Value at July 1	$55.2	$81.0
Total Realized and Unrealized (Gains) Losses
Included in Earnings	1.4	(1.7)
Included in Other Comprehensive Income	—	—
Purchases, Issuances, Sales, and Settlements
Issuances	45.7	1.8
Settlements	(.1)	(.1)

Fair Value at September 30	$102.2	$81.0

Nine Months Ended September 30
Fair Value at January 1	$58.6	$94.4
Total Realized and Unrealized (Gains) Losses
Included in Earnings	2.7	(2.4)
Included in Other Comprehensive Income	—	—
Purchases, Issuances, Sales, and Settlements
Issuances	53.2	3.1
Settlements	(12.3)	(14.1)

Fair Value at September 30	$102.2	$81.0

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at September 30	—	—

*	Balances relate to standby letters of credit, contingent consideration liabilities, and the net estimated liability for Visa related indemnifications.

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

Notes to Consolidated Financial Statements (continued)

The following provides information regarding those assets measured at fair value on a nonrecurring basis at September 30, 2011 and 2010, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2011
Loans (1)	$—	$—	$46.6	$46.6
Other Real Estate Owned (2)	—	—	4.0	4.0

Total Assets at Fair Value	$—	$—	$50.6	$50.6

September 30, 2010
Loans (1)	$—	$—	$74.6	$74.6
Other Real Estate Owned (2)	—	—	7.4	7.4

Total Assets at Fair Value	$—	$—	$82.0	$82.0

(1)	Northern Trust provided an additional $3.0 million and $1.7 million of specific reserves to reduce the fair value of these loans during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, these loans were reduced by $10.5 million and $16.1 million, respectively.
(2)	Northern Trust charged $1.7 million and $2.6 million through other operating expenses during the three months ended September 30, 2011 and 2010 respectively to reduce the fair values of these Other Real Estate Owned (OREO) properties. During the nine months ended September 30 2011 and 2010, the fair values of these OREO properties were reduced by $1.8 million and $3.8 million, respectively.

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

Notes to Consolidated Financial Statements (continued)

Savings Certificates, Other Time, and Non-U.S. Offices Interest-Bearing Deposits. The fair values of instruments with stated maturities were estimated using an income approach (discounted cash flow) that incorporates market interest rates. Due to their short maturity, the fair value of instruments without stated maturities approximated their fair values.

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

Notes to Consolidated Financial Statements (continued)

The following table summarizes the fair values of financial instruments.

	September 30, 2011		December 31, 2010
(In Millions)	Book Value	Fair Value	Book Value	Fair Value
Assets
Cash and Due from Banks	$4,336.6	$4,336.6	$2,818.0	$2,818.0
Federal Funds Sold and Resell Agreements	221.8	221.8	160.1	160.1
Interest-Bearing Deposits with Banks	18,944.2	18,944.2	15,351.3	15,351.3
Federal Reserve Deposits and Other Interest-Bearing	6,498.2	6,498.2	10,924.6	10,924.6
Securities
Available for Sale	28,439.3	28,439.3	19,901.9	19,901.9
Held to Maturity	829.2	847.2	922.2	941.8
Trading Account	6.3	6.3	6.8	6.8
Loans (excluding Leases)
Held for Investment	27,369.6	27,603.0	26,747.8	26,814.2
Held for Sale	10.0	10.0	2.2	2.2
Client Security Settlement Receivables	948.2	948.2	701.3	701.3
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	185.3	185.3	185.5	185.5
Affordable Housing Investments	252.3	252.3	265.4	265.4
Liabilities
Deposits
Demand, Noninterest-Bearing, and Savings and Money Market	$37,401.0	$37,401.0	$24,810.3	$24,810.3
Savings Certificates, Other Time and Non U. S. Offices Interest-Bearing	41,113.0	41,126.0	39,385.4	39,402.1
Federal Funds Purchased	737.8	737.8	3,691.7	3,691.7
Securities Sold under Agreements to Repurchase	339.3	339.3	954.4	954.4
Other Borrowings	817.6	817.6	347.7	347.7
Senior Notes	2,133.5	2,196.1	1,896.1	1,936.5
Long Term Debt (excluding Leases)
Subordinated Debt	1,036.6	1,038.9	1,148.7	1,177.2
Federal Home Loan Bank Borrowings	1,055.0	1,101.9	1,532.5	1,613.5
Floating Rate Capital Debt	276.9	229.9	276.9	223.2
Financial Guarantees	102.2	102.2	58.6	58.6
Loan Commitments	32.8	32.8	32.4	32.4
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$23.7	$23.7	$44.9	$44.9
Liabilities	26.8	26.8	51.4	51.4
Interest Rate Swaps
Assets	154.4	154.4	134.6	134.6
Liabilities	42.8	42.8	15.3	15.3
Credit Default Swaps
Assets	—	—	—	—
Liabilities	.4	.4	2.8	2.8
Forward Contracts
Assets	—	—	.5	.5
Liabilities	—	—	.2	.2
Client-Related and Trading
Foreign Exchange Contracts
Assets	5,202.9	5,202.9	5,747.9	5,747.9
Liabilities	5,190.0	5,190.0	5,729.9	5,729.9
Interest Rate Swaps
Assets	193.6	193.6	151.2	151.2
Liabilities	189.5	189.5	148.4	148.4
Interest Rate Options
Assets	—	—	.1	.1
Liabilities	—	—	.1	.1

Notes to Consolidated Financial Statements (continued)

4. Securities —  The following tables provide the amortized cost and fair values of securities at September 30, 2011 and December 31, 2010.

	000000	000000	000000	000000
	September 30, 2011
Securities Available for Sale	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,967.4	$53.5	$—	$2,020.9
Obligations of States and Political Subdivisions	17.5	.9	—	18.4
Government Sponsored Agency	16,055.4	78.7	13.4	16,120.7
Corporate Debt	2,840.8	10.2	2.4	2,848.6
Non-U.S. Government Debt	204.3	—	—	204.3
Residential Mortgage-Backed	215.8	—	32.4	183.4
Other Asset-Backed	1,638.3	1.7	2.5	1,637.5
Certificates of Deposit	3,545.2	—	.7	3,544.5
Auction Rate	194.6	4.8	9.8	189.6
Other	1,653.5	18.5	.6	1,671.4

Total	$28,332.8	$168.3	$61.8	$28,439.3

	0000000	0000000	0000000	0000000
	September 30, 2011
Securities Held to Maturity	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$553.1	$25.3	$.1	$578.3
Government Sponsored Agency	163.9	4.9	—	168.8
Other	112.2	—	12.1	100.1

Total	$829.2	$30.2	$12.2	$847.2

	00000000	00000000	00000000	00000000
	December 31, 2010
Securities Available for Sale	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$667.2	$1.0	$9.8	$658.4
Obligations of States and Political Subdivisions	35.4	.9	—	36.3
Government Sponsored Agency	11,937.0	47.0	13.3	11,970.7
Corporate Debt	2,547.7	7.8	1.5	2,554.0
Non-U.S. Government Debt	440.6	—	—	440.6
Residential Mortgage-Backed	308.0	.9	54.3	254.6
Other Asset-Backed	1,606.5	1.5	2.3	1,605.7
Certificates of Deposit	1,402.5	—	—	1,402.5
Auction Rate	357.0	14.2	3.4	367.8
Other	610.8	4.2	3.7	611.3

Total	$19,912.7	$77.5	$88.3	$19,901.9

	0000000	0000000	0000000	0000000
	December 31, 2010
Securities Held to Maturity	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$635.0	$26.2	$.4	$660.8
Government Sponsored Agency	169.3	4.6	.2	173.7
Other	117.9	—	10.6	107.3

Total	$922.2	$30.8	$11.2	$941.8

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of September 30, 2011.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$11,153.3	$11,155.2
Due After One Year Through Five Years	15,578.1	15,670.4
Due After Five Years Through Ten Years	851.7	858.7
Due After Ten Years	749.7	755.0

Total	28,332.8	28,439.3

Held to Maturity
Due in One Year or Less	141.6	142.2
Due After One Year Through Five Years	284.9	292.9
Due After Five Years Through Ten Years	240.7	250.8
Due After Ten Years	162.0	161.3

Total	$829.2	$847.2

Note:	Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security losses totaling $2.0 million and $24.1 million were recognized for the three and nine months ended September 30, 2011, respectively, and losses totaling $13.5 million and $13.3 million were recognized for the three and nine months ended September 30, 2010, respectively. Included in the net losses were other-than-temporary impairment (OTTI) losses that totaled $1.3 million and $23.3 million for the three and nine months ended September 30, 2011, respectively, and $14.0 million and $14.1 million for the three and nine months ended September 30, 2010, respectively. There were $.7 million and $.8 million other realized net security losses for the three and nine months ended September 30, 2011, respectively, and $.5 million and $.8 million of other realized security gains for the three and nine months ended September 30, 2010, respectively.

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2011 and December 31, 2010.

Securities with Unrealized Losses as of September 30, 2011	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$1.0	$—	$3.1	$.1	$4.1	$.1
Government Sponsored Agency	5,335.3	11.4	414.1	2.0	5,749.4	13.4
Corporate Debt	408.8	1.3	99.2	1.1	508.0	2.4
Residential Mortgage-Backed	5.6	.2	177.4	32.2	183.0	32.4
Other Asset-Backed	687.8	2.2	87.4	.3	775.2	2.5
Certificates of Deposit	2,034.2	.7	—	—	2,034.2	.7
Auction Rate	63.2	4.9	53.9	4.9	117.1	9.8
Other	260.6	2.0	44.8	10.7	305.4	12.7

Total	$8,796.5	$22.7	$879.9	$51.3	$9,676.4	$74.0

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2010	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$492.9	$9.8	$—	$—	$492.9	$9.8
Obligations of States and Political Subdivisions	3.0	—	3.2	.4	6.2	.4
Government Sponsored Agency	980.7	11.0	328.7	2.5	1,309.4	13.5
Corporate Debt	930.6	1.1	475.2	.4	1,405.8	1.5
Residential Mortgage-Backed	—	—	248.8	54.3	248.8	54.3
Other Asset-Backed	513.5	2.2	27.0	.1	540.5	2.3
Auction Rate	77.6	3.3	.7	.1	78.3	3.4
Other	482.2	6.8	36.5	7.5	518.7	14.3

Total	$3,480.5	$34.2	$1,120.1	$65.3	$4,600.6	$99.5

As of September 30, 2011, 341 securities with a combined fair value of $9.7 billion were in an unrealized loss position, with their unrealized losses totaling $74.0 million. Unrealized losses on residential mortgage-backed securities totaling $32.4 million reflect the impact of credit and liquidity spreads on the valuations of 25 residential mortgage-backed securities, with $32.2 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at September 30, 2011 represented 81% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $179.7 million and $149.2 million, respectively. Securities classified as “other asset-backed” at September 30, 2011 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $13.4 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $12.7 million of unrealized losses in securities classified as “other” at September 30, 2011 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $9.8 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $2.4 million within corporate debt securities primarily reflect widened credit spreads; 74% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of September 30, 2011 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

Notes to Consolidated Financial Statements (continued)

Security impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible OTTI. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is other-than-temporary include, but are not limited to, the length of time which the security has been impaired; the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that it will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if OTTI has occurred.

While all securities are considered, the following describes Northern Trust’s process for identifying credit impairment within non-agency residential mortgage-backed securities, the security type for which Northern Trust has previously recognized OTTI. To determine if an unrealized loss on a non-agency residential mortgage-backed security is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, the roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, a credit related OTTI loss is recorded to earnings equal to the difference between the two amounts.

Expected losses on non-agency residential mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, security credit enhancement level, insurance coverage, year of origination, and type of collateral. The factors used in developing the expected loss on non-agency residential mortgage-backed securities vary by year of origination and type of collateral. As of September 30, 2011, the expected losses on subprime, Alt-A, prime and 2nd lien portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. September 30, 2011 amortized cost, weighted average ultimate default rates, and loss severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

Notes to Consolidated Financial Statements (continued)

(In Millions)	September 30, 2011
			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$24.4	16.1%	39.4%	66.0%	51.8%
Alt-A	35.4	41.9	57.9	71.7	68.5
Subprime	120.4	51.1	68.8	86.0	74.4
2nd Lien	35.6	33.1	98.8	100.0	99.5

Total Non-Agency Residential Mortgage-Backed Securities	$215.8	42.4%	39.4%	100.0%	75.0%

During the three and nine months ended September 30, 2011, performance metrics specific to subprime and Alt-A loans remained weak resulting in the recognition of OTTI losses of $1.3 million and $23.3 million, respectively, in connection with residential mortgage-backed securities. OTTI losses totaled $14.0 million and $14.1 million for the three and nine months ended September 30, 2010, respectively.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Changes in OTTI Losses*	$.5	$7.3	$(1.1)	$6.6
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	(1.8)	(21.3)	(22.2)	(20.7)

Net Impairment Losses Recognized in Earnings	$(1.3)	$(14.0)	$(23.3)	$(14.1)

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$116.2	$73.1	$94.2	$73.0
Plus: Losses on Newly Identified Impairements	—	.1	1.5	.1
Additional Losses on Previously Identified Impairements	1.3	13.9	21.8	14.0
Less: Losses on Securities Sold During the Period	(49.3)	—	(49.3)	—

Cumulative Credit-Related Losses on Securities Held – End of Period	$68.2	$87.1	$68.2	$87.1

Notes to Consolidated Financial Statements (continued)

The table below provides information regarding debt securities held as of September 30, 2011 and December 31, 2010, for which an OTTI loss had been recognized in the current period or previously.

(In Millions)	September 30, 2011	December 31, 2010
Fair Value	$77.9	$79.9
Amortized Cost Basis	99.9	113.3
Noncredit-related Losses Recognized in OCI	(22.0)	(33.4)
Tax Effect	8.1	12.2

Amount Recorded in OCI	$(13.9)	$(21.2)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	September 30, 2011	December 31, 2010
Commercial
Commercial and Institutional	$6,458.0	$5,914.5
Commercial Real Estate	2,958.2	3,242.4
Lease Financing, net	1,014.1	1,063.7
Non-U.S.	1,315.2	1,046.2
Other	473.8	346.6

Total Commercial	12,219.3	11,613.4

Personal
Residential Real Estate	10,772.4	10,854.9
Private Client	5,427.7	5,423.7
Other	272.0	240.0

Total Personal	16,472.1	16,518.6

Total Loans and Leases	28,691.4	28,132.0

Allowance for Credit Losses Assigned to Loans and Leases	(298.3)	(319.6)

Net Loans and Leases	$28,393.1	$27,812.4

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments that totaled $1.9 billion and $1.4 billion at September 30, 2011 and December 31, 2010, respectively. Loans classified as held for sale totaled $10.0 million at September 30, 2011 and $2.2 million at December 31, 2010.

Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans and leases. Northern Trust utilizes a variety of credit quality indicators to assess the credit risk of loans and leases at the segment, class, and individual credit exposure levels.

As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting, management reporting, and the calculation of credit loss allowances and economic capital.

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

Loan and lease segment and class balances as of September 30, 2011 and December 31, 2010 are provided below, segregated by borrower ratings into below average risk, average risk, and watch list categories.

	September 30, 2011				December 31, 2010
(In Millions)	Below Average Risk	Average Risk	Watch List	Total	Below Average Risk	Average Risk	Watch List	Total
Commercial
Commercial and Institutional	$3,273.0	$2,974.6	$210.4	$6,458.0	$2,821.5	$2,849.8	$243.2	$5,914.5
Commercial Real Estate	1,291.6	1,362.8	303.8	2,958.2	1,232.8	1,594.3	415.3	3,242.4
Lease Financing, net	536.6	464.1	13.4	1,014.1	571.6	473.0	19.1	1,063.7
Non-U.S.	612.5	687.3	15.4	1,315.2	430.0	596.5	19.7	1,046.2
Other	400.4	73.4	—	473.8	209.5	137.1	—	346.6

Total Commercial	6,114.1	5,562.2	543.0	12,219.3	5,265.4	5,650.7	697.3	11,613.4

Personal
Residential Real Estate	2,739.1	7,631.8	401.5	10,772.4	2,896.0	7,586.9	372.0	10,854.9
Private Client	3,059.1	2,335.4	33.2	5,427.7	3,326.5	2,064.1	33.1	5,423.7
Other	120.1	151.9	—	272.0	78.1	161.9	—	240.0

Total Personal	5,918.3	10,119.1	434.7	16,472.1	6,300.6	9,812.9	405.1	16,518.6

Total Loans and Leases	$12,032.4	$15,681.3	$977.7	$28,691.4	$11,566.0	$15,463.6	$1,102.4	$28,132.0

Notes to Consolidated Financial Statements (continued)

Borrowers designated as below average risk represent exposures with borrower ratings from “1—3”. These credits are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little to moderate financial pressure in adverse down cycle scenarios.

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

Borrowers designated as watch list represent exposures with elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6—9”. These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios.

Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income of the current period and the loan is classified as nonperforming. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of the indicators of loan and lease collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes.

Nonperforming loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to performing status when one of the following conditions are met: (i) no principal and interest is due and unpaid and repayment of the remaining contractual principal and interest is expected; (ii) there has been a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time and repayment of the remaining contractual principal and interest is expected; or (iii) the loan has otherwise become well-secured (possessing realizable value sufficient to

Notes to Consolidated Financial Statements (continued)

discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms and there has been a sustained period of repayment performance (generally a minimum of six months) under the revised terms.

Past due status is based on how long after the contractual due date a principal or interest payment is received. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of September 30, 2011 and December 31, 2010.

September 30, 2011
(In Millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8.0	$18.4	$1.6	$6,394.5	$6,422.5	$35.5	$6,458.0
Commercial Real Estate	6.3	7.4	5.3	2,855.2	2,874.2	84.0	2,958.2
Lease Financing, net	—	—	—	1,014.1	1,014.1	—	1,014.1
Non-U.S.	—	—	—	1,315.2	1,315.2	—	1,315.2
Other	—	—	—	473.8	473.8	—	473.8

Total Commercial	$14.3	$25.8	$6.9	$12,052.8	$12,099.8	$119.5	$12,219.3

Personal
Residential Real Estate	$16.2	$31.8	$4.7	$10,537.8	$10,590.5	$181.9	$10,772.4
Private Client	16.5	10.9	.8	5,393.4	5,421.6	6.1	5,427.7
Other	—	—	—	272.0	272.0	—	272.0

Total Personal	32.7	42.7	5.5	16,203.2	16,284.1	188.0	16,472.1

Total Loans and Leases	$47.0	$68.5	$12.4	$28,256.0	$28,383.9	$307.5	$28,691.4

			Total Other Real Estate Owned			30.4

			Total Nonperforming Assets			$337.9

December 31, 2010
(In Millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Current	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$16.3	$8.2	$.8	$5,831.2	$5,856.5	$58.0	$5,914.5
Commercial Real Estate	24.2	15.7	9.4	3,076.7	3,126.0	116.4	3,242.4
Lease Financing, net	—	—	—	1,063.7	1,063.7	—	1,063.7
Non-U.S.	—	—	—	1,046.2	1,046.2	—	1,046.2
Other	—	—	—	346.6	346.6	—	346.6

Total Commercial	40.5	23.9	10.2	11,364.4	11,439.0	174.4	11,613.4

Personal
Residential Real Estate	76.1	17.2	.9	10,607.4	10,701.6	153.3	10,854.9
Private Client	35.7	13.0	1.9	5,367.8	5,418.4	5.3	5,423.7
Other	—	—	—	240.0	240.0	—	240.0

Total Personal	111.8	30.2	2.8	16,215.2	16,360.0	158.6	16,518.6

Total Loans and Leases	$152.3	$54.1	$13.0	$27,579.6	$27,799.0	$333.0	$28,132.0

			Total Other Real Estate Owned			45.5

			Total Nonperforming Assets			$378.5

Notes to Consolidated Financial Statements (continued)

Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR) and discussed in further detail below. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific reserve is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

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

Notes to Consolidated Financial Statements (continued)

The following tables provide information related to impaired loans by segment and class.

	As of September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Reserve
Commercial and Institutional	$21.5	$27.2		$20.1	$—	$21.0	$—
Commercial Real Estate	41.9	53.7		34.2	.3	34.5	.4
Residential Real Estate	138.8	178.3		107.9	.5	123.2	1.6
Private Client	5.3	5.6		3.2	—	3.5	—
With a Related Specific Reserve
Commercial and Institutional	16.0	25.0	$11.9	12.7	—	29.1	—
Commercial Real Estate	52.6	68.2	17.2	45.2	—	71.0	—
Residential Real Estate	11.1	11.6	5.2	7.5	—	8.3	—
Private Client	1.7	1.7	.5	1.7	—	2.2	—
Total
Commercial	132.0	174.1	29.1	112.2	.3	155.6	.4
Personal	156.9	197.2	5.7	120.3	.5	137.2	1.6

Total	$288.9	$371.3	$34.8	$232.5	$.8	$292.8	$2.0

	As of December 31, 2010
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve
With No Related Specific Reserve
Commercial and Institutional	$17.9	$26.1
Commercial Real Estate	43.7	62.4
Residential Real Estate	111.9	138.1
Private Client	3.7	3.9
With a Related Specific Reserve
Commercial and Institutional	41.7	47.8	$19.8
Commercial Real Estate	77.2	88.9	29.5
Residential Real Estate	5.1	5.1	2.4
Total
Commercial	180.5	225.2	49.3
Personal	120.7	147.1	2.4

Total	$301.2	$372.3	$51.7

The following table provides average recorded investments in impaired loans and the interest income that would have been recorded on nonperforming loans in accordance with their original terms, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Average Recorded Investment in Impaired Loans *	$232.5	$257.6	$292.8	$233.5
Interest Income That Would Have Been Recorded on Nonperforming Loans in Accordance with Their Original Terms	3.7	4.2	11.8	11.8

*	Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Notes to Consolidated Financial Statements (continued)

There were $11.8 million and $16.3 million of unfunded loan commitments and standby letters of credit at September 30, 2011 and December 31, 2010, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings. As of September 30, 2011 and December 31, 2010, there were $76.2 million and $33.4 million of nonperforming TDRs, respectively, and $35.5 million and $22.9 million of performing TDRs, respectively, included within impaired loans. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired.

The following table provides, by class, the number of loans and leases modified in troubled debt restructurings during the three and nine month periods ended September 30, 2011, and the recorded investments and unpaid principal balances as of September 30, 2011.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of	Recorded	Unpaid Principal	Number of	Recorded	Unpaid Principal
($ In Millions)	Loans and Leases	Investment	Balance	Loans and Leases	Investment	Balance
Commercial
Commercial and Institutional	2	$5.4	$6.4	5	$8.6	$10.1
Commercial Real Estate	6	10.6	12.3	14	39.4	46.0

Total Commercial	8	16.0	18.7	19	48.0	56.1

Personal
Residential Real Estate	25	7.1	9.1	113	22.0	27.9
Private Client	—	—	—	1	—	—

Total Personal	25	7.1	9.1	114	22.0	27.9

Total Loans and Leases	33	$23.1	$27.8	133	$70.0	$84.0

Note:	Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the three and nine-month periods ended September 30, 2011, TDR modifications of loans within the commercial and institutional class were primarily interest rate concessions, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal.

Notes to Consolidated Financial Statements (continued)

The following table provides the number of loans and leases modified in troubled debt restructurings during the previous 12 months which subsequently became nonperforming during the three and nine month periods ended September 30, 2011, as well as the recorded investments and unpaid principal balances as of September 30, 2011.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of	Recorded	Unpaid Principal	Number of	Recorded	Unpaid Principal
($ In Millions)	Loans and Leases	Investment	Balance	Loans and Leases	Investment	Balance
Commercial
Commercial and Institutional	1	$.2	$.6	1	$.2	$.6

Total Commercial	1	.2	.6	1	.2	.6

Personal
Residential Real Estate	1	.1	.1	7	2.0	2.5

Total Personal	1	.1	.1	7	2.0	2.5

Total Loans and Leases	2	$.3	$.7	8	$2.2	$3.1

Note:	Period end balances reflect all paydowns and charge-offs during the period.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.

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

The following tables provide information regarding the changes in the allowance for credit losses by segment during the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011			2010
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$239.9	$105.9	$345.8	$265.3	$96.3	$361.6
Charge-Offs	(16.8)	(18.1)	(34.9)	(17.5)	(14.3)	(31.8)
Recoveries	4.4	1.9	6.3	.8	.7	1.5

Net Charge-Offs	(12.4)	(16.2)	(28.6)	(16.7)	(13.6)	(30.3)
Provision for Credit Losses	(6.4)	23.9	17.5	12.6	17.4	30.0
Effect of Foreign Exchange Rates	(.1)	—	(.1)	.1	—	.1

Balance at End of Period	$221.0	$113.6	$334.6	$261.3	$100.1	$361.4

	Nine Months Ended September 30,
	2011			2010
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$256.7	$100.6	$357.3	$252.2	$88.4	$340.6
Charge-Offs	(45.0)	(42.5)	(87.5)	(61.7)	(43.1)	(104.8)
Recoveries	17.5	4.8	22.3	2.9	2.7	5.6

Net Charge-Offs	(27.5)	(37.7)	(65.2)	(58.8)	(40.4)	(99.2)
Provision for Credit Losses	(8.2)	50.7	42.5	67.9	52.1	120.0
Effect of Foreign Exchange Rates	—	—	—	—	—	—

Balance at End of Period	$221.0	$113.6	$334.6	$261.3	$100.1	$361.4

The following tables provide information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$132.0	$156.9	$288.9	$180.5	$120.7	$301.2
Evaluated for Inherent Impairment	12,087.3	16,315.2	28,402.5	11,432.9	16,397.9	27,830.8

Total Loans and Leases	12,219.3	16,472.1	28,691.4	11,613.4	16,518.6	28,132.0

Allowance for Loans and Leases
Specifically Evaluated for Impairment	29.1	5.7	34.8	49.3	2.4	51.7
Evaluated for Inherent Impairment	157.3	106.2	263.5	171.4	96.5	267.9

Allowance Assigned to Loans and Leases	186.4	111.9	298.3	220.7	98.9	319.6

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	34.6	1.7	36.3	36.0	1.7	37.7

Total Allowance for Credit Losses	$221.0	$113.6	$334.6	$256.7	$100.6	$357.3

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes. At September 30, 2011, $27.4 billion ($16.4 billion of government sponsored agency and other securities, $458.2 million of obligations of states and political subdivisions, and $10.5 billion of loans) were pledged. This compares to $23.9 billion ($12.8 billion of government sponsored agency and other securities, $576.5 million of obligations of states and political subdivisions, and $10.5 billion of loans) at December 31, 2010. Collateral required for these purposes totaled $4.1 billion and $4.5 billion on September 30, 2011 and December 31, 2010, respectively. Included in the total pledged assets at September 30, 2011 and December 31, 2010 were available for sale securities with a total fair value of $.7 billion and $1.1 billion, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2011 and December 31, 2010 was $205.4 million and $152.1 million, respectively. There was no repledged or sold collateral at September 30, 2011 or December 31, 2010.

Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $467.5 million and $307.5 million for the three and nine months ended September 30, 2011, respectively, and averaged $186.4 million and $257.8 million for the three and nine months ended September 30, 2010, respectively.

8. Goodwill and Other Intangibles – Changes in the carrying amount of goodwill by business unit for the three months ended March 31, 2011, June 30, 2011, and September 30, 2011 were as follows:

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2010	$329.5	$71.4	$400.9
Other Changes	4.8	.1	4.9

Balance at March 31, 2011	334.3	71.5	405.8
Goodwill Acquired	30.0	—	30.0
Other Changes	(.9)	—	(.9)

Balance at June 30, 2011	$363.4	$71.5	$434.9
Goodwill Acquired	102.1	—	102.1
Other Changes	(2.8)	(.1)	(2.9)

Balance at September 30, 2011	$462.7	$71.4	$534.1

Note:	Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Notes to Consolidated Financial Statements (continued)

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
(In Millions)	2011	2010
Gross Carrying Amount	$252.5	$164.2
Less: Accumulated Amortization	122.5	111.0

Net Book Value	$130.0	$53.2

Note:	Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.3 million and $3.4 million for the three months ended September 30, 2011 and 2010, respectively, and totaled $11.5 million and $11.0 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization for the remainder of 2011 and for the years 2012, 2013, 2014, and 2015 is estimated to be $5.0 million, $21.0 million, $20.8 million, $20.7 million and $11.8 million, respectively.

On June 1, 2011, Northern Trust completed its acquisition of the fund administration, investment operations outsourcing and custody business of Bank of Ireland Securities Services (BoISS). The purchase price, which is subject to certain performance-related adjustments over a one year period after the acquisition date, totaled $84.4 million and was comprised of $71.0 million of cash and of $13.4 million of contingent consideration. Goodwill and other intangible assets associated with the acquisition totaled $30.0 million and $45.0 million, respectively.

On July 29, 2011, Northern Trust completed its acquisition of Omnium LLC, a hedge fund administrator. The purchase price, which is subject to certain performance-related adjustments over a five year period after the acquisition date, totaled $145.1 million and was comprised of $101.6 million of cash and $43.5 million of contingent consideration. Goodwill and other intangible assets associated with the acquisition totaled $102.1 million and $45.4 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three and nine month periods ended September 30, 2011 and 2010.

Three Months Ended	Corporate and		Personal Financial		Treasury and		Total
September 30,	Institutional Services		Services		Other		Consolidated
($ In Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$310.9	$293.2	$244.4	$225.5	$—	$—	$555.3	$518.7
Other	125.0	114.9	30.7	33.3	3.7	(10.9)	159.4	137.3
Net Interest Income (FTE)*	71.2	67.2	157.1	151.0	38.3	24.8	266.6	243.0

Revenues*	507.1	475.3	432.2	409.8	42.0	13.9	981.3	899.0
Provision for Credit Losses	(1.9)	(2.8)	19.4	32.8	—	—	17.5	30.0
Noninterest Expenses	375.8	330.6	300.6	274.6	24.8	16.9	701.2	622.1

Income before Income Taxes*	133.2	147.5	112.2	102.4	17.2	(3.0)	262.6	246.9
Provision for Income Taxes*	50.3	51.9	44.5	39.0	(2.6)	.4	92.2	91.3

Net Income	$82.9	$95.6	$67.7	$63.4	$19.8	$(3.4)	$170.4	155.6

Percentage of Consolidated Net Income	49%	61%	40%	41%	11%	(2)%	100%	100%
Average Assets	$49,755.5	$38,701.2	$23,809.5	$23,495.9	$20,464.7	$12,509.6	$94,029.7	$74,706.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.8 million for 2011 and $9.5 million for 2010.

Nine Months Ended	Corporate and		Personal Financial		Treasury and		Total
September 30,	Institutional Services		Services		Other		Consolidated
($ In Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$890.7	$906.5	$737.3	$670.8	$—	$—	$1,628.0	$1,577.3
Other	373.8	384.9	94.9	100.0	(19.7)	(7.3)	449.0	477.6
Net Interest Income (FTE)*	199.1	207.9	456.6	439.3	112.4	78.3	768.1	725.5

Revenues*	1,463.6	1,499.3	1,288.8	1,210.1	92.7	71.0	2,845.1	2,780.4
Provision for Credit Losses	(18.8)	(11.3)	61.3	131.3	—	—	42.5	120.0
Noninterest Expenses	1,096.2	977.9	893.3	814.1	70.0	64.2	2,059.5	1,856.2

Income before Income Taxes*	386.2	532.7	334.2	264.7	22.7	6.8	743.1	804.2
Provision for Income Taxes*	147.4	187.7	132.7	100.5	(10.4)	3.6	269.7	291.8

Net Income	$238.8	$345.0	$201.5	$164.2	$33.1	$3.2	$473.4	512.4

Percentage of Consolidated Net Income	50%	67%	43%	32%	7%	1%	100%	100%
Average Assets	$47,079.8	$37,775.9	$23,696.1	$23,527.4	$19,148.3	$13,322.8	$89,924.2	$74,626.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $30.8 million for 2011 and $28.8 million for 2010.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2011 and 2010, and changes during the three and nine month periods then ended.

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Beginning			Ending	Beginning			Ending
	Balance			Balance	Balance			Balance
	(Net of	Before Tax	Tax	(Net of	(Net of	Before Tax	Tax	(Net of
(In Millions)	Tax)	Amount	Effect	Tax)	Tax)	Amount	Effect	Tax)
Noncredit-Related Unrealized Losses on Securities OTTI	$(13.6)	$(.4)	$.1	$(13.9)	$(35.1)	$18.7	$(6.9)	$(23.3)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	27.6	32.5	(12.3)	47.8	14.0	(9.9)	3.8	7.9
Reclassification Adjustments	6.3	2.3	(.8)	7.8	(.2)	13.5	(5.1)	8.2

Net Unrealized Gains (Losses) on Securities Available for Sale	20.3	34.4	(13.0)	41.7	(21.3)	22.3	(8.2)	(7.2)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	21.3	(24.6)	9.2	5.9	(17.6)	43.2	(15.9)	9.7
Reclassification Adjustments	(2.9)	(1.9)	.7	(4.1)	1.8	7.1	(2.6)	6.3

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	18.4	(26.5)	9.9	1.8	(15.8)	50.3	(18.5)	16.0
Foreign Currency Translation Adjustments	2.4	31.2	(30.0)	3.6	14.3	(44.2)	44.7	14.8
Pension and Other Postretirement Benefit Adjustments	(296.4)	—	—	(296.4)	(303.3)	—	—	(303.3)
Reclassification Adjustments	12.0	7.6	(2.8)	16.8	10.8	6.1	(3.3)	13.6

Total Pension and Other Postretirement Benefit Adjustments	(284.4)	7.6	(2.8)	(279.6)	(292.5)	6.1	(3.3)	(289.7)

Accumulated Other Comprehensive Income (Loss)	$(243.3)	$46.7	$(35.9)	$(232.5)	$(315.3)	$34.5	$14.7	$(266.1)

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Beginning			Ending	Beginning			Ending
	Balance			Balance	Balance			Balance
	(Net of	Before Tax	Tax	(Net of	(Net of	Before Tax	Tax	(Net of
(In Millions)	Tax)	Amount	Effect	Tax)	Tax)	Amount	Effect	Tax)
Noncredit-Related Unrealized Losses on Securities OTTI	$(21.2)	$11.5	$(4.2)	$(13.9)	$(42.0)	$29.6	$(10.9)	$(23.3)
Other Unrealized Gains (Losses) on Securities Available for Sale, net	7.7	64.2	(24.1)	47.8	.3	11.9	(4.3)	7.9
Reclassification Adjustments	—	12.4	(4.6)	7.8	—	13.1	(4.9)	8.2

Net Unrealized Gains (Losses) on Securities Available for Sale	(13.5)	88.1	(32.9)	41.7	(41.7)	54.6	(20.1)	(7.2)
Unrealized Gains (Losses) on Cash Flow Hedge Designations	11.4	(8.8)	3.3	5.9	(26.2)	56.9	(21.0)	9.7
Reclassification Adjustments	—	(6.5)	2.4	(4.1)	—	9.9	(3.6)	6.3

Net Unrealized Gains (Losses) on Cash Flow Hedge Designations	11.4	(15.3)	5.7	1.8	(26.2)	66.8	(24.6)	16.0
Foreign Currency Translation Adjustments	(7.0)	19.7	(9.1)	3.6	11.3	19.5	(16.0)	14.8
Pension and Other Postretirement Benefit Adjustments	(296.2)	(.3)	.1	(296.4)	(305.0)	2.2	(.5)	(303.3)
Reclassification Adjustments	—	22.6	(5.8)	16.8	—	18.7	(5.1)	13.6

Total Pension and Other Postretirement Benefit Adjustments	(296.2)	22.3	(5.7)	(279.6)	(305.0)	20.9	(5.6)	(289.7)

Accumulated Other Comprehensive Income (Loss)	$(305.3)	$114.8	$(42.0)	$(232.5)	$(361.6)	$161.8	$(66.3)	$(266.1)

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions Except Share Information)	2011	2010	2011	2010
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	240,991,491	242,124,461	241,529,793	241,966,279
Net Income	$170.4	$155.6	$473.4	$512.4

Net Income Applicable to Common Stock	170.4	155.6	473.4	512.4
Less: Earnings Allocated to Participating Securities	2.0	1.3	5.5	4.2

Earnings Allocated to Common Shares Outstanding	$168.4	$154.3	$467.9	$508.2

Basic Net Income Per Common Share	.70	.64	1.94	2.10

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	240,991,491	242,124,461	241,529,793	241,966,279
Plus Stock Option Dilution	202,502	33,966	488,957	455,382

Average Common and Potential Common Shares	241,193,993	242,158,427	242,018,750	242,421,661

Earnings Allocated to Common and Potential Common Shares	$168.4	$154.3	$467.9	$508.2
Diluted Net Income Per Common Share	.70	.64	1.93	2.10

Note:	Common stock equivalents totaling 15,650,249 and 12,420,777 for the three and nine months ended September 30, 2011, respectively, and 6,860,298 and 7,958,582 for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2011	2010	2011	2010
Interest Income
Loans and Leases	$229.8	$231.9	$719.5	$687.0
Securities – Taxable	54.8	47.7	160.4	142.5
– Non-Taxable	6.1	7.3	19.1	22.1
Interest-Bearing Deposits with Banks	49.2	40.2	131.6	100.8
Federal Reserve Deposits and Other	7.2	3.1	23.2	10.0

Total Interest Income	347.1	330.2	1,053.8	962.4

Interest Expense
Deposits	50.1	53.7	187.0	135.1
Federal Funds Purchased	.1	1.0	1.8	3.9
Securities Sold Under Agreements to Repurchase	.1	.2	.6	.7
Other Borrowings	1.4	1.4	4.3	4.0
Senior Notes	16.4	11.5	47.6	34.4
Long-Term Debt	21.6	28.1	73.4	85.8
Floating Rate Capital Debt	.6	.8	1.8	1.8

Total Interest Expense	90.3	96.7	316.5	265.7

Net Interest Income	$256.8	$233.5	$737.3	$696.7

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s net Visa related indemnification liability, included within other liabilities in the consolidated balance sheet, totaled $13.0 million at September 30, 2011 and $23.1 million at December 31, 2010.

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

14. Income Taxes – Income tax expense of $82.4 million was recorded in the current quarter, representing an effective tax rate of 32.6%. The prior year quarter provision for income taxes was $81.8 million, representing an effective tax rate of 34.5%. The current quarter’s effective tax rate reflects a higher portion of income being generated in jurisdictions with lower tax rates than the U.S.

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

There have been no changes to the December 31, 2010 leveraged lease related uncertain tax position balance of $66.7 million. In light of the settlement discussions with the IRS Appeals Office, it is anticipated that the remaining unrecognized tax benefits related to leasing transactions will be settled by early 2012. It is possible that additional changes in the amount of leveraged lease related uncertain tax positions and related cash flows

Notes to Consolidated Financial Statements (continued)

could occur in the next twelve months if Northern Trust terminates some or all of these leases, is not able to resolve this matter with the IRS, or if management becomes aware of new information that would lead it to change its assumptions regarding the timing or amount of any potential payments to the IRS. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.

15. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and nine months ended September 30, 2011 and 2010.

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Service Cost	$10.7	$9.5	$32.1	$28.5
Interest Cost	10.2	9.2	30.6	27.6
Expected Return on Plan Assets	(19.7)	(18.3)	(59.1)	(54.9)
Amortization
Net Loss	6.5	5.0	19.5	15.0
Prior Service Cost	.4	.4	1.2	1.2

Net Periodic Pension Expense	$8.1	$5.8	$24.3	$17.4

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Service Cost	$—	$.2	$—	$1.8
Interest Cost	1.6	1.9	4.9	5.2
Expected Return on Plan Assets	(2.1)	(2.3)	(6.2)	(6.2)
Net Loss Amortization	.1	.1	.1	.5
Gain on Curtailment of Non-U.S. Plan	—	—	—	(2.2)

Net Periodic Pension Benefit	$(.4)	$(.1)	$(1.2)	$(.9)

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Service Cost	$.8	$.8	$2.4	$2.4
Interest Cost	1.1	1.2	3.3	3.6
Amortization
Net Loss	1.4	1.5	4.2	4.5
Prior Service Cost	.1	—	.3	—

Net Periodic Pension Expense	$3.4	$3.5	$10.2	$10.5

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Service Cost	$.1	$.2	$.3	$.6
Interest Cost	.7	.7	2.1	2.1
Amortization
Net Loss	.4	.5	1.2	1.5
Prior Service Cost	(1.3)	(1.3)	(3.9)	(3.9)

Net Periodic Benefit Expense (Benefit)	$(.1)	$.1	$(.3)	$.3

Notes to Consolidated Financial Statements (continued)

16. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2011	2010	2011	2010
Stock Options	$6.3	$5.3	$27.8	$22.6
Stock and Stock Unit Awards	9.4	6.1	26.6	18.3

Total Share-Based Compensation Expense	15.7	11.4	54.4	40.9

Tax Benefits Recognized	$5.8	$4.2	$20.2	$15.0

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

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of September 30, 2011 and December 31, 2010, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $743.8 million and $782.3 million, respectively. The Corporation’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Corporation to a loss.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with affordable housing projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of September 30, 2011 and December 31, 2010, the carrying amounts of these investments, which are included in other assets in the consolidated balance sheet, were $252.3 million and $265.4 million, respectively. As of September 30, 2011 and December 31, 2010, liabilities related to unfunded commitments, which are included in other liabilities in the consolidated balance sheet, were $35.7 million and $35.5 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the affordable housing projects that would expose it to a loss.

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

18. Contingent Liabilities – Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.4 billion at September 30, 2011 and $4.3 billion at December 31, 2010. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $46.7 million at September 30, 2011 and $36.7 million at December 31, 2010.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of borrowers of securities. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $78.1 billion at September 30, 2011 and $74.9 billion at December 31, 2010. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at September 30, 2011 or December 31, 2010 related to these indemnifications.

As discussed in further detail in Note 13, Northern Trust, as a member bank of Visa U.S.A., and in conjunction with other member banks, is required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled. The estimated fair value of the net Visa indemnification liability, recorded within other liabilities in the consolidated balance sheet, totaled $13.0 million at September 30, 2011 and $23.1 million at December 31, 2010.

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

Notes to Consolidated Financial Statements (continued)

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2011, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $31 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

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

On January 16, 2009, an amended complaint was filed in a putative class action lawsuit currently pending in the United States District Court for the Northern District of Illinois against the Corporation and others. The defendants named in the amended complaint are the Corporation, The Northern Trust Company, the Northern Trust Employee Benefits Administrative Committee and its members, the Northern Trust Employee Benefits Investment Committee and its members, and certain other officers, including the present and former Chief Executive Officers of the Corporation, purportedly on behalf of participants in and beneficiaries of The Northern Trust Company Thrift-Incentive Plan (the “Plan”) whose individual accounts held shares of Corporation common stock at any time from October 19, 2007 to January 14, 2009. The complaint purports to allege breaches of fiduciary duty in violation of ERISA related to the Corporation’s stock being offered as an investment alternative for participants in the Plan and seeks monetary damages in an unspecified amount. On September 14, 2011, the parties filed a stipulation voluntarily dismissing the complaint; that stipulation is without prejudice to the claims of the members of the putative class other than the four named plaintiffs, whose claims were released and discharged.

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

The estimated credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, respectively. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, or credit spreads

Notes to Consolidated Financial Statements (continued)

fluctuate. This risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annex agreements are currently in place with a number of counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded on the consolidated balance sheet were each reduced by $2.1 billion as of September 30, 2011 and by $1.8 billion as of December 31, 2010, as a result of master netting agreements in place. Derivative assets and liabilities recorded at September 30, 2011 also reflect reductions of $.1 billion and $1.6 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $2.6 billion and $3.0 billion, respectively, at December 31, 2010. Additional cash collateral received from and deposited with derivative counterparties totaling $2.8 million and $185.2 million, respectively, as of September 30, 2011, and $9.9 million and $.5 million, respectively, as of December 31, 2010, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of the net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $.5 billion and $3.3 billion on September 30, 2011 and December 31, 2010, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $.4 billion and $2.9 billion, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2011 and December 31, 2010 of $.1 million and $387.1 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Notes to Consolidated Financial Statements (continued)

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional currency denominated revenue and expenditure transactions, foreign currency denominated assets and liabilities, and net investments in non-U.S. affiliates.

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

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at September 30, 2011 and December 31, 2010, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

Notes to Consolidated Financial Statements (continued)

	September 30, 2011			December 31, 2010
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$270,614.5	$5,202.9	$5,190.0	$242,007.1	$5,747.9	$5,729.9
Interest Rate Option Contracts	100.7	—	—	126.1	.1	.1
Interest Rate Swap Contracts	4,468.9	193.6	189.5	4,301.7	151.2	148.4

Total	$275,184.1	$5,396.5	$5,379.5	$246,434.9	$5,899.2	$5,878.4

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2011 and 2010.

	Location of	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Gain/ (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	in Income	2011	2010	2011	2010
Foreign Exchange Contracts	Foreign Exchange Trading Income	$87.2	$89.0	$252.8	$284.0
Interest Rate Swap and Option Contracts	Security Commissions and Trading Income	1.0	3.0	3.9	5.7

Total		$88.2	$92.0	$256.7	$289.7

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

Notes to Consolidated Financial Statements (continued)

			September 30, 2011			December 31, 2010
	Derivative	Risk	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Classification	Value	Asset	Liability	Value	Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$1,682.0	$2.0	$42.3	$860.0	$4.8	$14.9
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	152.4	.4	1,100.0	129.8	.4
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	923.9	11.1	18.5	935.3	19.3	15.2
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	500.0	—	.1	—	—	—
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,452.3	3.7	3.1	1,390.1	13.0	18.3

Total			$5,658.2	$169.2	$64.4	$4,285.4	$166.9	$48.8

In addition to the above, Sterling denominated debt, totaling $240.7 million and $241.8 million at September 30, 2011 and December 31, 2010, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and nine months ended September 30, 2011 and 2010.

			Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative	Location of Derivative Gain/(Loss) Recognized	Three Months Ended September 30,		Nine Month Ended September 30,
(In Millions)	Instrument	in Income	2011	2010	2011	2010
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(27.0)	$(10.2)	$(53.2)	$(21.8)
Senior Notes and Long -Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	39.0	33.3	190.4	104.5

Total			$12.0	$23.1	$137.2	$82.7

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were $.1 million and $.2 million of changes recorded in the fair values of the hedged items for such “long-haul” hedges during the three months ended

Notes to Consolidated Financial Statements (continued)

September 30, 2011 and 2010; and $.4 million and $.2 million changes recorded in the fair value during the nine months ended September 30, 2011 and 2010, respectively. There was $.1 million and $.4 million of ineffectiveness recorded during the three and nine months ended September 30, 2011, respectively, and $.1 million ineffectiveness recorded during the three months and nine months ended September 30, 2010 for available for sale investment securities, senior notes, and subordinated debt.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to the same income or expense classification as the hedged item. Northern Trust assesses effectiveness using regression analysis for cash flow hedges of available for sale securities. Ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and nine months ended September 30, 2011 and 2010.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Three Months Ended September 30,	2011	2010	2011	2010
Net Gain/(Loss) Recognized in AOCI	$(24.8)	$43.2	$.2	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Trust, Investment and Other Servicing Fees	.7	.4	—	—
Other Operating Income	(.2)	(.1)	—	—
Interest Income	(.2)	(.1)	.1	—
Interest Expense	—	—	—	—
Compensation	.6	.1	—	—
Employee Benefits	.2	.1	—	—
Equipment and Software	—	—	—	—
Occupancy Expense	.1	.2	—	—
Other Operating Expense	.6	(1.5)	—	—

Total	$1.8	$(.9)	$.1	$—

Notes to Consolidated Financial Statements (continued)

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Nine Months Ended September 30,	2011	2010	2011	2010
Net Gain/(Loss) Recognized in AOCI	$(9.0)	$56.9	$.2	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Trust, Investment and Other Servicing Fees	1.0	10.2	—	—
Other Operating Income	0	.3	—	—
Interest Income	(1.0)	2.0	.1	—
Interest Expense	—	.1	—	—
Compensation	3.0	(8.4)	—	—
Employee Benefits	.9	(2.2)	—	—
Equipment and Software	.1	(.1)	—	—
Occupancy Expense	.5	(1.1)	—	—
Other Operating Expense	1.9	(4.5)	—	—

Total	$6.4	$(3.7)	$.1	$—

During the three and nine months ended September 30, 2011 there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. During the three and nine months ended September 30, 2010, $6.3 million of net foreign exchange contract losses were reclassified into earnings as a result of the discontinuance of cash flow hedges as it was no longer probable that the original forecasted transactions would occur. It is estimated that a net loss of $4.8 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and nine months ended September 30, 2011 and 2010. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three and nine months ended September 30, 2011 and 2010.

	Amount of Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Foreign Exchange Contracts	$75.6	$(109.1)	$(1.9)	$29.6
Sterling Denominated Subordinated Debt	5.7	(6.9)	(2.2)	3.5
Sterling Denominated Senior Debt	—	(5.8)	—	10.5

Total	$81.3	$(121.8)	$(4.1)	$43.6

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

			September 30, 2011			December 31, 2010
	Derivative	Risk	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Classification	Value	Asset	Liability	Value	Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$85.5	$—	$0.4	$149.5	$—	$2.8
Loan Commitments	Forward Contracts	Interest Rate	1.1	—	—	14.3	.5	.2
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	194.1	4.2	5.1	616.1	12.3	16.2
Commercial Loans	Foreign Exchange Contracts	Foreign Currency	141.9	4.2	.1	60.6	.1	.9
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	57.2	.5	—	61.3	.2	.8

Total			$479.8	$8.9	$5.6	$901.8	$13.1	$20.9

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2011 and 2010.

	Location of Derivative Gain/	Amount of Derivative Gain/(Loss) Recognized in Income
	(Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	in Income	2011	2010	2011	2010
Credit Default Swap Contracts	Other Operating Income	$1.1	$(1.6)	$.3	$(1.2)
Forward Contracts	Other Operating Income	—	—	.2	—
Foreign Exchange Contracts	Other Operating Income	6.1	(14.7)	(5.8)	(8.1)

Total		$7.2	$(16.3)	$(5.3)	$(9.3)

20. Debt Issuance – On August 22, 2011, Northern Trust sold $500 million of 3.375% fixed-rate senior notes due August 23, 2021. The senior notes are non-callable and unsecured and were sold at a .437% discount. Northern Trust intends to use the proceeds of the offering for general corporate purposes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income for the third quarter of 2011 totaled $170.4 million compared with $155.6 million in the third quarter of 2010. Net income per common share on a diluted basis was $.70 compared with $.64 in the prior year quarter.

The performance in the current quarter produced an annualized return on average common equity (ROE) of 9.53% and an annualized return on average assets (ROA) of .72%, which compare to an ROE and ROA of 9.23% and .83%, respectively, reported for the prior year quarter.

Consolidated revenue of $971.5 million increased $82.0 million, or 9%, in the current quarter from $889.5 million in the prior year quarter. Noninterest income, which represented 74% of revenue, increased $58.7 million, or 9%, to $714.7 million from the prior year quarter’s $656.0 million. Trust, investment and other servicing fees, which represented 57% of current quarter revenue, were $555.3 million in the current quarter compared to $518.7 million in the prior year quarter, an increase of $36.6 million, or 7%.

Net interest income for the quarter on a fully taxable equivalent (FTE) basis increased $23.6 million, or 10%, to $266.6 million compared to $243.0 million in the prior year quarter. Net interest income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 70.

Noninterest expense totaled $701.2 million for the current quarter, an increase of $79.1 million, or 13%, from $622.1 million in the prior year quarter. Excluding current quarter operating expenses associated with recent acquisitions, and restructuring, acquisition, and integration related charges, noninterest expense increased $44.2 million, or 7%.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended September 30,
($ In Millions)	2011	2010	Change
Trust, Investment and Other Servicing Fees	$555.3	$518.7	$36.6	7%
Foreign Exchange Trading Income	87.2	88.9	(1.7)	(2)
Treasury Management Fees	17.8	19.3	(1.5)	(7)
Security Commissions and Trading Income	13.9	14.9	(1.0)	(6)
Other Operating Income	42.5	27.7	14.8	53
Investment Security Gains (Losses), net	(2.0)	(13.5)	11.5	(85)

Total Noninterest Income	$714.7	$656.0	$58.7	9%

Noninterest Income (continued)

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Certain investment management fee arrangements also may provide for performance fees based on client portfolio returns that exceed predetermined levels. Securities lending fees in the prior year quarter included Northern Trust’s share of unrealized investment gains and losses in one investment fund that is used in our securities lending activities and is accounted for at fair value. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 3% and in total revenues of approximately 2%.

				Change	Change
Assets Under Custody	September 30, 2011	June 30, 2011	September 30, 2010	Q3 11/ Q3 10	Q3 11/ Q2 11
($ In Billions)
Corporate and Institutional	$3,813.3	$4,028.1	$3,557.8	7%	(5)%
Personal	358.8	387.8	349.1	3	(7)

Total	$4,172.1	$4,415.9	$3,906.9	7%	(6)%

				Change	Change
Assets Under Management	September 30, 2011	June 30, 2011	September 30, 2010	Q3 11/ Q3 10/	Q3 11/ Q2 11
($ In Billions)
Corporate and Institutional	$481.0	$512.1	$508.6	(5)%	(6)%
Personal	163.2	172.0	148.6	10	(5)

Total	$644.2	$684.1	$657.2	(2)%	(6)%

Corporate & Institutional Services (C&IS) assets under custody totaled $3.8 trillion, up 7% from the prior year quarter, and included $2.3 trillion of global custody assets, 10% higher compared to the prior year quarter. C&IS assets under management included $100.0 billion of securities lending collateral, an 11% decrease from the prior year quarter. Changes in assets under custody and under management are in comparison to the twelve month decline in the S&P 500 index of 1% and the EAFE index (USD) of 12%.

Noninterest Income (continued)

Custodied and managed assets at the current and prior year quarter ends were invested as follows:

	September 30, 2011			September 30, 2010
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	43%	42%	43%	47%	43%	47%
Fixed Income Securities	38	29	37	36	28	35
Cash and Other Assets	19	29	20	17	29	18

	September 30, 2011			September 30, 2010
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	45%	33%	42%	46%	34%	44%
Fixed Income Securities	15	33	19	16	35	20
Cash and Other Assets	40	34	39	38	31	36

Trust, investment and other servicing fees from C&IS increased $17.7 million, or 6%, totaling $310.9 million compared to the prior year quarter’s $293.2 million. The increase in C&IS trust, investment and other servicing fees primarily reflects recent acquisitions, new business, and improved markets, partially offset by a decrease in securities lending revenue.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended September 30,
($ In Millions)	2011	2010	Change
Custody and Fund Administration	$205.6	$159.2	$46.4	29%
Investment Management	64.6	60.7	3.9	6
Securities Lending	20.7	56.4	(35.7)	(63)
Other	20.0	16.9	3.1	18

Total	$310.9	$293.2	$17.7	6%

The 29% increase in C&IS custody and fund administration fees, the largest component of C&IS fees, primarily reflects the recent acquisitions, new business, and improved markets. C&IS investment management fees for the current quarter benefited from new business and improved markets, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $10.1 million in the current quarter compared with $2.5 million in the prior year quarter. Securities lending revenue in the prior year quarter included the recovery of previously recorded unrealized asset valuation losses of approximately $39 million in a mark-to-market investment fund used in securities lending activities. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale.

Noninterest Income (continued)

Trust, investment and other servicing fees from Personal Financial Services (PFS) totaled $244.4 million in the current quarter, increasing $18.9 million, or 8%, from $225.5 million in the prior year quarter. The increase in PFS fees was primarily the result of strong new business and improved markets, partially offset by waived fees in money market mutual funds which totaled $19.0 million in the current quarter compared with $10.4 million in the prior year quarter.

The components of other operating income are provided below.

Other Operating Income	Three Months Ended September 30,
($ In Millions)	2011	2010	Change
Loan Service Fees	$16.5	$14.8	$1.7	11%
Banking Service Fees	13.8	14.4	(.6)	(4)
Currency Translation Gains (Losses), net	4.4	(7.9)	12.3	N/M
Credit Default Swaps Gains (Losses), net	1.1	(1.2)	2.3	N/M
Other Income	6.7	7.6	(.9)	(12)

Total Other Operating Income	$42.5	$27.7	$14.8	53%

The increase in other operating income was primarily attributable to gains recorded in the current quarter from currency translation as compared to currency translation losses incurred in the prior year quarter which included a $6.3 million loss resulting from the discontinuance of certain cash flow hedges.

Net investment security losses of $2.0 million were recorded in the current quarter compared to net losses of $13.5 million in the prior year quarter. The current and prior year quarters included $1.3 million and $14.0 million, respectively, of credit-related other-than-temporary impairment (OTTI) of residential mortgage-backed securities.

Net Interest Income

Net interest income for the current quarter totaled $256.8 million, $23.3 million, or 10%, higher than the $233.5 million reported in the prior year quarter, primarily attributable to an increase in average earning assets, somewhat offset by a decline in the net interest margin. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income for the quarter, stated on an FTE basis, totaled $266.6 million, up $23.6 million, or 10%, from $243.0 million reported in the prior year quarter.

Average earning assets of $84.4 billion, up $17.4 billion, or 26%, compares to $67.0 billion in the prior year quarter, and the net interest margin, stated on an FTE basis, was 1.25%, down from 1.44% in the prior year quarter. The balance sheet grew primarily due to an increase in non-U.S. office interest-bearing deposits which were invested primarily in lower yielding investment securities, Federal Reserve deposits, and interest-bearing deposits with banks. Average investment securities increased $7.3 billion, or 36%, to $27.6 billion in the current quarter compared to $20.3 billion in the prior year quarter. Average Federal Reserve deposits and other interest-bearing balances totaled $10.8

Net Interest Income (continued)

billion, an increase of $6.3 billion compared to the prior year quarter’s average of $4.5 billion while average interest-bearing deposits with banks totaled $17.2 billion for the current quarter compared to $14.4 billion for the prior year quarter, an increase of $2.8 billion, or 20%. Loans and leases averaged $28.5 billion, an increase of $1.1 billion, or 4%, from $27.4 billion in the prior year quarter, primarily attributable to higher average short duration advances related to the processing of custodied client investments. Commercial and institutional loans averaged $6.3 billion in the current quarter, a $346.6 million, or 6% increase from prior year quarter’s average of $6.0 billion. Commercial real estate loans averaged $2.9 billion, down $393.8 million, or 12%, from the prior year quarter’s $3.3 billion. Residential real estate loans averaged $10.9 billion in both the current and prior year quarters. The current quarter residential real estate loan average balance represented 38% of the total average loan and lease portfolio. Private client loans averaged $5.4 billion, up $227.2 million, or 4%, from prior year quarter’s $5.1 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $59.5 billion, up $12.8 billion, or 27%, from the prior year quarter’s average of $46.7 billion. The increase was attributable to higher average client balances in non-U.S. office interest-bearing deposits, which totaled $41.7 billion, an increase of $11.6 billion, or 38%, from $30.1 billion in the prior year quarter, and increased domestic savings and money market deposits, which totaled $14.1 billion, up $1.1 billion, or 9%, as compared to $13.0 billion in the prior year quarter. Other interest-related funds averaged $7.5 billion in the quarter, a decrease of $2.2 billion, or 23%, as compared to $9.7 billion in the prior year quarter, primarily due to lower levels of short-term borrowings. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Net noninterest-related funds utilized to fund earning assets averaged $17.5 billion, an increase of $6.9 billion, or 66%, compared with $10.6 billion in the prior year quarter, resulting primarily from higher levels of U.S. office demand and other noninterest-bearing deposits.

Provision for Credit Losses

The provision for credit losses was $17.5 million in the third quarter compared with $30.0 million in the prior year quarter. The allowance for credit losses at September 30, 2011 was $334.6 million compared with $357.3 million at December 31, 2010, and $361.4 million at September 30, 2010. Net charge-offs totaled $28.6 million for the current quarter and $30.3 million in the prior year quarter. Nonperforming loans decreased $19.8 million as compared to the prior year quarter, reflecting improvement in commercial and institutional loans, partially offset by continued weakness in commercial real estate and residential real estate loans.

For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended September 30,
($ In Millions)	2011	2010	Change
Compensation	$311.1	$273.3	$37.8	14%
Employee Benefits	66.7	60.0	6.7	11
Outside Services	139.7	110.7	29.0	26
Equipment and Software	76.3	72.6	3.7	5
Occupancy	45.4	42.6	2.8	7
Other Operating Expenses	62.0	62.9	(.9)	(1)

Total Noninterest Expense	$701.2	$622.1	$79.1	13%

The increase in noninterest expense primarily reflects increased compensation and outside services expense. Excluding current quarter operating expenses associated with recent acquisitions, and restructuring, acquisition, and integration related charges, noninterest expense increased $44.2 million, or 7%.

The increase in compensation expense, the largest component of noninterest expense, primarily reflects higher full-time equivalent staff levels, higher performance-based compensation, and annual salary increases. Staff on a full-time equivalent basis at September 30, 2011 totaled approximately 14,000, up 10% from a year ago.

The increase in employee benefit expense for the current quarter reflects higher staffing and increased federal and unemployment insurance and pension expense, including increases attributable to recent acquisitions.

The increase in outside services expense is primarily due to higher expense associated with technical and investment manager sub-advisory services.

Equipment and software expense increased from prior year quarter due to higher levels of depreciation expense from the continued investment in capital assets.

Other Operating Expense

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended September 30,
($ In Millions)	2011	2010	Change
Business Promotion	$14.8	$15.0	$(.2)	(1)%
FDIC Insurance Premiums	8.8	5.7	3.1	54
Staff Related	9.1	3.6	5.5	153
Other Intangible Amortization	5.3	3.5	1.8	51
Other Expenses	24.0	35.1	(11.1)	(32)

Total Other Operating Expense	$62.0	$62.9	$(.9)	(1)%

Other Operating Expense (continued)

The increase of $3.1 million in Federal Deposit Insurance Corporation premiums reflects an increase in the accrual for premiums as a result of higher average assets. Staff related expense in the prior year quarter included a reduction of an expense accrual related to a tax on bonus payments to employees in the United Kingdom. The decrease in the other expenses component of other operating expense is driven primarily by lower charges associated with account servicing activities.

Provision for Income Taxes

Income tax expense was $82.4 million in the current quarter, representing an effective tax rate of 32.6%, and $81.8 million in the prior year quarter, representing an effective tax rate of 34.5%. The decline in the effective tax rate for the current quarter reflects a higher portion of income being generated in jurisdictions with lower tax rates than the U.S.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three and nine month periods ended September 30, 2011 and 2010. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expenses related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended September 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$310.9	$293.2	$244.4	$225.5	$—	$—	$555.3	$518.7
Other	125.0	114.9	30.7	33.3	3.7	(10.9)	159.4	137.3
Net Interest Income (FTE)*	71.2	67.2	157.1	151.0	38.3	24.8	266.6	243.0

Revenues*	507.1	475.3	432.2	409.8	42.0	13.9	981.3	899.0
Provision for Credit Losses	(1.9)	(2.8)	19.4	32.8	—	—	17.5	30.0
Noninterest Expenses	375.8	330.6	300.6	274.6	24.8	16.9	701.2	622.1

Income before Income Taxes*	133.2	147.5	112.2	102.4	17.2	(3.0)	262.6	246.9
Provision for Income Taxes*	50.3	51.9	44.5	39.0	(2.6)	.4	92.2	91.3

Net Income	$82.9	$95.6	$67.7	$63.4	$19.8	$(3.4)	$170.4	155.6

Percentage of Consolidated Net Income	49%	61%	40%	41%	11%	(2)%	100%	100%
Average Assets	$49,755.5	$38,701.2	$23,809.5	$23,495.9	$20,464.7	$12,509.6	$94,029.7	$74,706.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.8 million for 2011 and $9.5 million for 2010.

Nine Months Ended September 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$890.7	$906.5	$737.3	$670.8	$—	$—	$1,628.0	$1,577.3
Other	373.8	384.9	94.9	100.0	(19.7)	(7.3)	449.0	477.6
Net Interest Income (FTE)*	199.1	207.9	456.6	439.3	112.4	78.3	768.1	725.5

Revenues*	1,463.6	1,499.3	1,288.8	1,210.1	92.7	71.0	2,845.1	2,780.4
Provision for Credit Losses	(18.8)	(11.3)	61.3	131.3	—	—	42.5	120.0
Noninterest Expenses	1,096.2	977.9	893.3	814.1	70.0	64.2	2,059.5	1,856.2

Income before Income Taxes*	386.2	532.7	334.2	264.7	22.7	6.8	743.1	804.2
Provision for Income Taxes*	147.4	187.7	132.7	100.5	(10.4)	3.6	269.7	291.8

Net Income	$238.8	$345.0	$201.5	$164.2	$33.1	$3.2	$473.4	512.4

Percentage of Consolidated Net Income	50%	67%	43%	32%	7%	1%	100%	100%
Average Assets	$47,079.8	$37,775.9	$23,696.1	$23,527.4	$19,148.3	$13,322.8	$89,924.2	$74,626.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $30.8 million for 2011 and $28.8 million for 2010.

Corporate and Institutional Services

C&IS net income for the quarter was $82.9 million compared with $95.6 million in the prior year quarter, a decrease of $12.7 million, or 13%.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended September 30,
($ In Millions)	2011	2010	Change
Custody and Fund Administration	$205.6	$159.2	$46.4	29%
Investment Management	64.6	60.7	3.9	6
Securities Lending	20.7	56.4	(35.7)	(63)
Other	20.0	16.9	3.1	18

Total	$310.9	$293.2	$17.7	6%

The increase in C&IS trust, investment and other servicing fees primarily reflects recent acquisitions, new business, and improved markets, partially offset by a decrease in securities lending revenue. Custody and fund administration fees, the largest component of C&IS fees, increased primarily reflecting recent acquisitions, new business, and improved markets. Investment management fees for the current quarter benefited from new business and improved markets, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $10.1 million in the current quarter compared with $2.5 million in the prior year quarter. Securities lending revenue in the prior year quarter included the recovery of previously recorded unrealized asset valuation losses of approximately $39 million in a mark-to-market investment fund used in securities lending activities. As of September 30, 2010, securities in the mark-to-market fund had been sold with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending revenue in periods subsequent to the date of sale. Excluding the prior year quarter’s asset valuation recoveries, securities lending revenue increased approximately $3.3 million, attributable to higher spreads on the investment of cash collateral.

Other noninterest income increased $10.1 million, or 9%, in the current quarter as compared to the prior year quarter as a result of higher other operating income. The increase is other operating income was primarily attributable to the prior year quarter’s $6.2 million loss resulting from the discontinuance of certain cash flow hedges.

Net interest income stated on an FTE basis was up $4.0 million, or 6%, from the prior year quarter, primarily reflecting an increase in average earning assets. The net interest margin equaled .76% compared with .77% reported in the prior year quarter. Earning assets averaged $41.9 billion for the quarter, an increase of $7.4 billion, or 21%, compared with $34.5 billion the prior year quarter, funded chiefly by increased non-U.S. custody related interest-bearing deposits which are primarily invested in low yielding short-term interest-bearing deposits and securities.

A provision for credit losses of negative $1.9 million was recorded in the current quarter. The prior year quarter’s negative provision totaled $2.8 million. The current quarter negative provision reflects improvement in the commercial and institutional loan class.

Corporate and Institutional Services (continued)

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Northern Trust Global Investments (NTGI) and Operations and Technology (O&T) for product and operating support, and indirect expense allocations for certain corporate support services, totaled $375.8 million compared with $330.6 million for the prior year quarter, an increase of $45.2 million, or 14%. The increase reflects higher compensation and outside service expenses and increased indirect expense allocations, including operating expenses associated with recent acquisitions, and restructuring, acquisition, and integration related charges.

Personal Financial Services

PFS net income for the current quarter was $67.7 million compared to $63.4 million reported in the prior year quarter, an increase of $4.3 million, or 7%. Noninterest income was $275.1 million, up $16.3 million, or 6%, from $258.8 million in the prior year quarter. Trust, investment and other servicing fees totaled $244.4 million in the current quarter, increasing $18.9 million, or 8%, from $225.5 million in the prior year quarter. The increase in PFS fees was primarily the result of strong new business and improved markets. PFS waived fees in money market mutual funds, attributable to the continued low level of short-term interest rates, totaled $19.0 million in the current quarter compared with $10.4 million in the prior year quarter. Other noninterest income totaled $30.7 million compared with $33.3 million in the prior year quarter.

Net interest income stated on an FTE basis was $157.1 million in the current quarter, an increase of 4% compared to $151.0 million in the prior year quarter. The net interest margin was 2.69% in the current quarter compared to 2.59% in the prior year quarter primarily reflecting a decline in the average cost of funds as a result of an increase in noninterest-bearing deposits.

A provision for credit losses of $19.4 million was recorded in the current quarter. The prior year quarter’s provision totaled $32.8 million. The current quarter provision reflects improvement in the commercial and institutional loan class, partially offset by continued weakness in the commercial real estate and residential real estate loan classes. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section below.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $300.6 million compared with $274.6 million in the prior year quarter, an increase of $26.0 million, or 9%. The increase was primarily attributable to higher indirect expense allocations and increased compensation expense, including expenses associated with the current quarter’s restructuring related charges.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company, and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income for the current quarter totaled $3.7 million, compared with negative $10.9 million in the prior year quarter. The current and prior year quarters included charges of $1.3 million and $14.0 million, respectively, for credit-related OTTI of residential mortgage backed securities. Net interest income in the current quarter was $38.3 million, as compared to $24.8 million in the prior year quarter, an increase of $13.5 million, or 54%. The increase reflects higher average asset levels as well as a change in the application of internal funds transfer pricing used in determining net interest income that was implemented in the first quarter of 2011, partially offset by lower yields on securities in the prolonged low interest rate environment. Average assets increased $8.0 billion, or 64%, to $20.5 billion in the current quarter, reflecting higher levels of Federal Reserve deposits and investment securities, funded primarily by non-U.S interest-bearing deposits, senior notes and allocated capital. Noninterest expense for the quarter totaled $24.8 million compared with $16.9 million in the prior year quarter, an increase of $7.9 million, or 47%, primarily attributable to higher outside services and compensation expense.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.93 was reported for the nine months ended September 30, 2011, compared with net income per common share of $2.10 reported in the prior year nine-month period. The current period’s net income of $473.4 million compares to $512.4 million in the prior year period. Net income in the current period was impacted by restructuring, acquisition, and integration related charges totaling $30.6 million ($25.0 million after tax, or $.10 per common share). Return on average common equity for the period was 9.08% and the return on average assets was .70%.

The current and prior period’s results included Visa related benefits of $10.1 million ($6.4 million after tax, or $.03 per common share) and $12.7 million ($8.0 million after tax, or $.03 per common share), respectively. Operating earnings, which exclude the Visa related benefits, were $467.0 million, or $1.90 per common share, for the nine months ended September 30, 2011, and $504.4 million, or $2.07 per common share, for the nine-month period ended September 30, 2010. A reconciliation of operating earnings to reported earnings is provided on page 70.

Revenues for the nine months ended September 30, 2011 totaled $2.81 billion, up $62.7 million, or 2%, from the prior year period’s revenues of $2.75 billion. Trust, investment and other servicing fees were $1.63 billion for the period, $50.7 million, or 3%, higher as compared with $1.58 billion in the prior year period. Trust, investment and other servicing fees for the current period represented 58% of revenues, and total fee-related income represented 74% of total revenues.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Nine Months Ended September 30,
($ In Millions)	2011	2010	Change
Trust, Investment and Other Servicing Fees	$1,628.0	$1,577.3	$50.7	3%
Foreign Exchange Trading Income	252.8	284.0	(31.2)	(11)
Treasury Management Fees	55.1	59.3	(4.2)	(7)
Security Commissions and Trading Income	44.8	43.5	1.3	3
Other Operating Income	120.4	104.1	16.3	16
Investment Security Gains (Losses), net	(24.1)	(13.3)	(10.8)	81

Total Noninterest Income	$2,077.0	$2,054.9	$22.1	1%

Trust, investment and other servicing fees from C&IS decreased $15.8 million, or 2%, to $890.7 million from $906.5 million a year ago, primarily reflecting a decline in securities lending revenue, partially offset by new business and improved markets.

Noninterest Income (continued)

C&IS Trust, Investment and Other Servicing Fees	Nine Months Ended September 30,
($ In Millions)	2011	2010	Change
Custody and Fund Administration	$564.5	$480.3	$84.2	18%
Investment Management	201.6	193.8	7.8	4
Securities Lending	68.6	178.3	(109.7)	(62)
Other	56.0	54.1	1.9	4

Total	$890.7	$906.5	$(15.8)	(2)%

The increase in custody and fund administration fees, the largest component of C&IS fees, reflects new business, improved markets, and recent acquisitions. C&IS investment management fees benefitted from new business and improved markets, partially offset by waived fees in money market mutual funds due to the persistent low level of short-term interest rates. Money market mutual funds fee waivers in C&IS totaled $22.0 million in the current period compared with $9.3 million in the prior year period. Securities lending revenue in the prior year period included a recovery of previously recorded unrealized asset valuation losses of approximately $114 million in a mark-to-market investment fund used in securities lending activities. The securities in the mark-to-market investment fund had been sold as of September 30, 2010, with the proceeds reinvested into a short duration fund, eliminating the mark-to-market impact on securities lending fees in future periods. Excluding the prior period impact of asset valuation recoveries, securities lending fees in the current period increased by $4.3 million.

Trust, investment and other servicing fees from PFS increased $66.5 million, or 10%, to $737.3 million compared with $670.8 million in the year ago period. The increase in PFS fees resulted primarily from strong new business and improved markets. Waived fees in money market mutual funds totaled $46.4 million in the current period compared with $39.3 million in the prior year period, and are attributable to the persistent low level of short-term interest rates.

The $31.2 million, or 11%, decrease in foreign exchange trading income from the prior year period is attributable to lower market volatility for majority of the current nine-month period, partially offset by increased volumes.

Other Operating Income	Nine Months Ended September 30,
($ In Millions)	2011	2010	Change
Loan Service Fees	$48.8	$44.2	$4.6	10%
Banking Service Fees	41.9	42.9	(1.0)	(2)
Currency Translation Gains (Losses), net	7.5	(5.0)	12.5	N/M
Credit Default Swaps Gains (Losses), net	.3	(.9)	1.2	N/M
Other Income	21.9	22.9	(1.0)	(4)

Total Other Operating Income	$120.4	$104.1	$16.3	16%

The increase in other operating income is primarily attributable to currency translation gains recorded in the current period as compared to currency translation losses incurred in the prior year period, including a $6.3 million prior period loss resulting from the discontinuance of certain cash flow hedges.

Noninterest Income (continued)

Net investment security losses totaled $24.1 million in the current period compared to net losses of $13.3 in the prior year period. The current and prior year period included $23.3 million and $14.1 million, respectively, of pre-tax charges for the credit-related OTTI of residential mortgage backed securities held within Northern Trust’s balance sheet investment securities portfolio.

Net Interest Income

Net interest income, stated on an FTE basis, totaled $768.1 million, an increase of $42.6 million, or 6%, from $725.5 million reported in the prior year period. Total average earning assets of $81.2 billion were $14.4 billion, or 22%, higher than a year ago, primarily reflecting higher average Federal Reserve deposits, securities, and interest-bearing deposits with banks balances. The net interest margin on an FTE basis was 1.26% for the current period, down from 1.45% in the prior year period. The balance sheet grew primarily due to an increase in non-U.S. office interest-bearing deposits which were invested primarily in Federal Reserve deposits, lower yielding investment securities, and interest-bearing deposits with banks.

Provision for Credit Losses

The provision for credit losses was $42.5 million for the current nine month period compared with $120.0 million in the comparable 2010 period and net charge-offs totaled $65.2 million compared to $99.2 million. Nonperforming loans decreased $19.8 million as compared to the prior year period, reflecting improvement in commercial and institutional loans, partially offset by continued weakness in commercial real estate and residential real estate loans.

Noninterest Expense

Noninterest expense totaled $2.06 billion for the period, up $203.3 million, or 11%, from the prior year period’s $1.86 billion. The current and prior periods include benefits totaling $10.1 million and $12.7 million, respectively, from reductions of the Visa related indemnification liability. Excluding the current period operating expenses associated with recent acquisitions, and restructuring, acquisition, and integration related charges as well as the Visa related indemnification liability in both current and prior period, noninterest expense increased $123.8 million, or 7%.

The components of noninterest expense are provided below.

Noninterest Expense	Nine Months Ended September 30,
($ In Millions)	2011	2010	Change
Compensation	$925.3	$826.2	$99.1	12%
Employee Benefits	188.7	181.9	6.8	4
Outside Services	398.6	330.9	67.7	20
Equipment and Software	232.8	209.0	23.8	11
Occupancy	131.3	127.2	4.1	3
Visa Indemnification Benefit	(10.1)	(12.7)	2.6	(20)
Other Operating Expense	192.9	193.7	(.8)	—

Total Noninterest Expense	$2,059.5	$1,856.2	$203.3	11%

Noninterest Expense (continued)

Compensation expense, the largest component of noninterest expense, represented 45% of total noninterest expense and increased primarily due to higher full-time equivalent staff levels, higher performance based compensation, and annual salary increases.

The increase in expense associated with outside services is primarily due to higher expense associated with technical and investment manager sub-advisory services, including expense related to recent acquisitions.

Equipment and software expense increased due to increased amortization expense from continued investment in capital assets.

Other Operating Expense	Nine Months Ended September 30,
($ In Millions)	2011	2010	Change
Business Promotion	$63.2	$57.9	$5.3	9%
FDIC Insurance Premiums	22.5	27.0	(4.5)	(17)
Staff Related	26.6	24.9	1.7	7
Other Intangible Amortization	11.5	10.9	.6	6
Other Expenses	69.1	73.0	(3.9)	(5)

Total Other Operating Expense	$192.9	$193.7	$(.8)	N/M

Provision for Income Taxes

Total income tax expense was $238.9 million for the nine months ended September 30, 2011, representing an effective tax rate of 33.5%. This compares with $263.0 million of income tax expense and an effective tax rate of 33.9% in the prior year period. The effective tax rate for the current period reflects a higher portion of income being generated in jurisdictions with lower tax rates than the U.S., partially offset by higher state income tax provision as a result of an Illinois corporate income tax rate increase enacted in January 2011.

BALANCE SHEET

Total assets at September 30, 2011 were $96.1 billion and averaged $94.0 billion for the current quarter, compared with total assets of $80.7 billion at September 30, 2010 and average total assets of $74.7 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.7 billion at September 30, 2011 and averaged $28.5 billion in the current quarter as compared to $27.9 billion at September 30, 2010 and a $27.4 billion average in the prior year quarter. Securities totaled $29.3 billion at September 30, 2011 and averaged $27.6 billion for the quarter, up 44% and 36%, respectively, compared with $20.7 billion at September 30, 2010 and $20.3 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets in aggregate totaled $25.7 billion at September 30, 2011 and averaged $28.3 billion in the current quarter, up 12% and 47%, respectively, from the year-ago quarter balances. The increase in average total assets was funded primarily by higher levels of non-U.S. office interest-bearing deposits and demand and other non-interest bearing balances.

Total stockholders’ equity averaged $7.1 billion, up $409.7 million, or 6%, from the prior year quarter’s average of $6.7 billion. The current quarter increase primarily reflects the retention of earnings, partially offset by the repurchase of common stock pursuant to the Corporation’s share buyback program and the payment of dividends. During the nine months ended September 30, 2011, the Corporation repurchased 1,567,795 shares at a cost of $78.1 million ($49.82 average price per share). An additional 5.6 million shares are authorized for repurchase after September 30, 2011 under the current share buyback program.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2011 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total capital (risk-based), and 3% for leverage (tier 1 capital to period average assets). Each of the Corporation’s U.S. subsidiary banks had capital ratios at September 30, 2011 that were above the level required for classification as a “well capitalized” institution. Shown below are the September 30, 2011 and December 31, 2010 capital ratios of the Corporation and of each of its subsidiary banks whose net income for the three months ended September 30, 2011 or December 31, 2010 exceeded 10% of the consolidated total.

	September 30, 2011			December 31, 2010
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio

Northern Trust Corporation	12.2%	13.9%	7.5%	13.6%	15.6%	8.8%
The Northern Trust Company	11.3%	13.6%	6.4%	13.3%	16.2%	8.0%
Northern Trust, NA	12.5%	13.9%	9.7%	12.4%	13.9%	10.8%

BALANCE SHEET (continued)

The following table provides a reconciliation of the Corporation’s tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP.

($ In Millions)	September 30, 2011	December 31, 2010

Tier 1 Capital	$7,030.0	$6,977.0
Less – Floating Rate Capital Securities	268.6	268.5

Tier 1 Common Equity	6,761.4	6,708.5

Ratios
Tier 1 Capital	12.2%	13.6%
Tier 1 Common Equity	11.8%	13.0%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is a measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 83% of the combined available for sale, held to maturity, and trading account portfolios at September 30, 2011 composed of U.S. Treasury and government sponsored agency securities and triple-A rated asset-backed securities, auction rate securities and obligations of states and political subdivisions. The remaining 17% of the portfolio was composed of asset-backed securities, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 3% was rated double-A, 1% was rated below double-A, and 13% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Total gross unrealized losses within the investment securities portfolio at September 30, 2011 were $74.0 million as compared to $99.5 million at December 31, 2010. Of the total gross unrealized losses on securities at September 30, 2011, $32.4 million relate to non-agency residential mortgage-backed securities. Non-agency residential mortgage-backed securities rated below double-A at September 30, 2011 represented 81% of the total fair value of non-agency residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $179.7 million and $149.2 million, respectively.

Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy. Credit related losses recognized in earnings on debt securities other-than-temporarily impaired totaled $1.3 million and $23.3 million, respectively, for the three and nine months ended September 30, 2011. There was $14.0 million of credit-related losses recognized in earnings for the three months ended September 30, 2010 on debt securities other-than-temporarily impaired.

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

($ In Millions)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010

Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$35.5	$55.7	$58.0	$57.8
Commercial Real Estate	84.0	106.5	116.4	113.8

Total Commercial	119.5	162.2	174.4	171.6

Personal
Residential Real Estate	181.9	163.0	153.3	145.4
Private Client	6.1	2.8	5.3	10.3

Total Personal	188.0	165.8	158.6	155.7

Total Nonperforming Loans and Leases	307.5	328.0	333.0	327.3
Other Real Estate Owned	30.4	31.1	45.5	50.3

Total Nonperforming Assets	$337.9	$359.1	$378.5	$377.6

90 Day Past Due Loans Still Accruing	$12.4	$21.7	$13.0	$9.1

Nonperforming Loans and Leases to Total Loans and Leases	1.07%	1.15%	1.18%	1.17%

Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans	1.0x	.9x	1.0x	1.0x

The duration and severity of the recent economic downturn, together with its impact on equity and real estate values, had a negative effect on Northern Trust’s credit portfolio, primarily the residential real estate and commercial real estate loan classes, and resulted in increases from historical levels of credits downgraded to nonperforming and of OREO properties. The $21.2 million decrease in nonperforming assets during the current quarter primarily reflects nonperforming loan payoffs and sales as well as amounts charged off, partially offset by additional loans classified as nonperforming.

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

A $17.5 million provision for credit losses was recorded in the current quarter and a $30.0 million provision was recorded in the prior year third quarter. The current quarter provision reflects improvement in the commercial and institutional loan class, partially offset by continued weakness in the commercial real estate and residential real estate loan classes. The prior year quarter provision reflected the prolonged weakness in the broader economic environment, particularly on the residential and commercial real estate loan classes.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and nine months ended September 30, 2011 and 2010 due to charge-offs, recoveries, and the provision for credit losses. The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

ASSET QUALITY (continued)

	September 30, 2011		June 30, 2011		December 31, 2010		September 30, 2010
($ In Millions)	Allowance Amount	Percent of Loans to Total	Allowance Amount	Percent of Loans to Total	Allowance Amount	Percent of Loans to Total	Allowance Amount	Percent of Loans to Total

Specific Allowance	$49.3	—%	$61.3	—%	63.7	—%	$58.1	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	93.7	22	97.2	22	113.6	21	124.0	22
Commercial Real Estate	77.7	10	79.1	11	76.7	11	74.6	11
Lease Financing, net	1.3	4	1.8	4	1.3	4	1.1	4
Non-U.S.	4.7	5	4.2	6	3.8	4	4.3	3
Other	—	2	—	1	—	1	—	3

Total Commercial	177.4	43	182.3	44	195.4	41	204.0	43

Personal
Residential Real Estate	92.6	37	88.0	37	81.6	39	81.2	39
Private Client	15.3	19	14.2	18	16.6	19	18.1	18
Other	—	1	—	1	—	1	—	—

Total Personal	107.9	57	102.2	56	98.2	59	99.3	57

Total Allocated Inherent Allowance	$285.3	100%	$284.5	100%	293.6	100%	$303.3	100%

Total Allowance for Credit Losses	334.6		345.8		357.3		361.4

Allowance Assigned to:
Loans and Leases	$298.3		$311.3		319.6		$324.7
Unfunded Commitments and Standby Letters of Credit	36.3		34.5		37.7		36.7

Total Allowance for Credit Losses	$334.6		$345.8		357.3		$361.4

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.04%		1.09%		1.14%		1.17%

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

RECONCILIATIONS OF OPERATING EARNINGS TO REPORTED EARNINGS

The following table provides a reconciliation of operating earnings, a non-GAAP financial measure which excludes Visa related indemnification benefits, to reported earnings prepared in accordance with GAAP. Management believes the presentation of operating earnings in addition to reported results prepared in accordance with GAAP provides a clearer indication of the results and trends in Northern Trust’s core businesses. There were no Visa related adjustments in the three months ended September 30, 2011 or 2010.

	Nine Months Ended
	September 30, 2011		September 30, 2010
($ In Millions Except Per Common Share Data)	Amount	Per Common Share	Amount	Per Common Share
Reported Earnings	$473.4	$1.93	$512.4	$2.10
Visa Indemnification Benefit	(10.1)	(.04)	(12.7)	(.05)
Tax effect	3.7	.01	4.7	.02

Visa Indemnification Benefit-Net of tax	(6.4)	(.03)	(8.0)	(.03)

Operating Earnings	$467.0	$1.90	$504.4	$2.07

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

	Three Months Ended
	September 30, 2011			September 30, 2010
($ In Millions)	Reported	FTE Adj.	FTE*	Reported	FTE Adj.	FTE*
Interest Income	$347.1	$9.8	$356.9	$330.2	$9.5	$339.7
Interest Expense	90.3	—	90.3	96.7	—	96.7

Net Interest Income	$256.8	$9.8	$266.6	$233.5	$9.5	$243.0

Net Interest Margin	1.21%		1.25%	1.38%		1.44%

*	Fully taxable equivalent (FTE).

	Nine Months Ended
	September 30, 2011			September 30, 2010
($ In Millions)	Reported	FTE Adj.	FTE*	Reported	FTE Adj.	FTE*
Interest Income	$1,053.8	$30.8	$1,084.6	$962.4	$28.8	$991.2
Interest Expense	316.5	—	316.5	265.7	—	265.7

Net Interest Income	$737.3	$30.8	$768.1	$696.7	$28.8	$725.5

Net Interest Margin	1.21%		1.26%	1.39%		1.45%

*	Fully taxable equivalent (FTE).

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of the recent disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of

FACTORS AFFECTING FUTURE RESULTS (continued)

continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation and regulations, including Basel III and regulations that may be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties

FACTORS AFFECTING FUTURE RESULTS (continued)

inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

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

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE	Third Quarter
EQUIVALENT BASIS)	2011			2010
($ in Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$.1	$273.4	.07%	$.2	$309.6	.21%
Interest-Bearing Deposits with Banks	49.3	17,234.8	1.13	40.2	14,386.1	1.11
Federal Reserve Deposits and Other Interest-Bearing	7.1	10,808.5	.26	2.9	4,536.1	.25
Securities
U.S. Government	6.3	1,747.7	1.44	—	154.0	—
Obligations of States and Political Subdivisions	9.9	588.8	6.70	11.8	718.6	6.57
Government Sponsored Agency	26.5	14,910.6	.71	28.9	11,900.0	.96
Other(1)	26.7	10,395.5	1.02	22.6	7,574.1	1.18

Total Securities	69.4	27,642.6	1.00	63.3	20,346.7	1.24

Loans and Leases(2)	231.0	28,469.1	3.22	233.1	27,376.2	3.38

Total Earning Assets	356.9	84,428.4	1.68%	339.7	66,954.7	2.01

Allowance for Credit Losses Assigned to Loans and Leases	—	(300.9)	—	—	(320.6)	—
Cash and Due from Banks	—	4,127.5	—	—	2,708.2	—
Buildings and Equipment	—	498.6	—	—	532.3	—
Client Security Settlement Receivables	—	406.7	—	—	355.6	—
Goodwill	—	504.7	—	—	397.8	—
Other Assets	—	4,364.7	—	—	4,078.7	—

Total Assets	$—	$94,029.7	—	$—	$74,706.7	—

Average Source of Funds
Deposits
Savings and Money Market	$5.5	$14,137.3	.16%	$8.9	$13,004.8	.27%
Savings Certificates and Other Time	6.7	3,625.3	.74	9.6	3,573.1	1.06
Non-U.S. Offices - Interest-Bearing	37.9	41,688.4	.36	35.2	30,116.5	.46

Total Interest-Bearing Deposits	50.1	59,451.0	.33	53.7	46,694.4	.46
Short-Term Borrowings	1.7	3,003.8	.22	2.6	5,222.3	.20
Senior Notes	16.3	2,015.3	3.21	11.5	1,403.6	3.25
Long-Term Debt	21.6	2,179.8	3.92	28.1	2,792.7	4.00
Floating Rate Capital Debt	.6	276.9	.83	.8	276.8	1.07

Total Interest-Related Funds	$90.3	$66,926.8	.54%	$96.7	$56,389.8	.68%

Interest Rate Spread	—	—	1.14	—	—	1.33%
Demand and Other Noninterest-Bearing Deposits	—	16,851.3	—	—	8,137.3	—
Other Liabilities	—	3,157.1	—	—	3,494.8	—
Stockholders' Equity	—	7,094.5	—	—	6,684.8	—

Total Liabilities and Stockholders’ Equity	$—	$94,029.7	—	$—	$74,706.7	—

Net Interest Income/Margin (FTE Adjusted)	$266.6	$—	1.25%	$243.0	$—	1.44%

Net Interest Income/Margin (Unadjusted)	$256.8	$—	1.21%	$233.5	$—	1.38%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2011/2010
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$52.6	$(35.4)	$17.2
Interest-Related Funds	12.4	(18.8)	(6.4)

Net Interest Income (FTE)	$40.2	$(16.6)	$23.6

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of September 30, 2011 and 2010.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.2%. Total taxable equivalent interest adjustments amounted to $9.8 million and $9.5 million for the three months ended September 30, 2011 and 2010, respectively.

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

The following schedule should be read in conjunction with the Net Interest Income section of Management's

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE	Nine Months
EQUIVALENT BASIS)	2011			2010
($ in Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)

Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$.2	$265.8	.09%	$.4	$293.7	.18%
Interest-Bearing Deposits with Banks	131.4	16,543.7	1.06	100.8	14,646.3	.92
Federal Reserve Deposits and Other Interest-Bearing	23.1	11,526.2	.27	9.7	5,050.6	.26
Securities
U.S. Government	15.4	1,243.7	1.65	.1	101.3	.11
Obligations of States and Political Subdivisions	31.0	621.9	6.65	35.6	733.7	6.47
Government Sponsored Agency	73.5	13,448.4	.73	91.3	11,724.8	1.04
Other (1)	86.8	9,376.6	1.24	62.6	6,797.7	1.23

Total Securities	206.7	24,690.6	1.12	189.6	19,357.5	1.31

Loans and Leases (2)	723.2	28,200.8	3.43	690.7	27,480.6	3.36

Total Earning Assets	$1,084.6	81,227.1	1.79%	$991.2	$66,828.7	1.98%

Allowance for Credit Losses Assigned to Loans and Leases	—	(309.4)	—	—	(312.4)	—
Cash and Due from Banks	—	3,809.5	—	—	2,698.0	—
Buildings and Equipment	—	500.9	—	—	534.4	—
Client Security Settlement Receivables	—	415.1	—	—	391.7	—
Goodwill	—	442.8	—	—	395.7	—
Other Assets	—	3,838.2	—	—	4,090.0	—

Total Assets	—	$89,924.2	—	$—	$74,626.1	—

Average Source of Funds
Deposits
Savings and Money Market	$20.9	$14,088.2	.20%	$27.1	$12,952.2	.28%
Savings Certificates and Other Time	22.1	3,713.7	.80	31.3	3,657.1	1.14
Non-U.S. Offices - Interest-Bearing	144.0	39,797.9	.48	76.7	28,865.5	.36

Total Interest-Bearing Deposits	187.0	57,599.8	.43	135.1	45,474.8	.40
Short-Term Borrowings	6.7	5,075.0	.18	8.6	6,055.8	.19
Senior Notes	47.7	1,933.9	3.30	34.4	1,439.1	3.16
Long-Term Debt	73.3	2,551.4	3.85	85.8	2,845.5	4.03
Floating Rate Capital Debt	1.8	276.9	.85	1.8	276.8	.86

Total Interest-Related Funds	$316.5	$67,437.0	.63%	$265.7	$56,092.0	.63%

Interest Rate Spread	—	—	1.16	—	—	1.35%
Demand and Other Noninterest-Bearing Deposits	—	12,565.2	—	—	8,855.3	—
Other Liabilities	—	2,953.1	—	—	3,116.0	—
Stockholders' Equity	—	6,968.9	—	—	6,562.8	—

Total Liabilities and Stockholders' Equity	$—	$89,924.2	—	$—	$74,626.1	—

Net Interest Income/Margin (FTE Adjusted)	$768.1	$—	1.26%	$725.5	$—	1.45%

Net Interest Income/Margin (Unadjusted)	$737.3	$—	1.21%	$696.7	$—	1.39%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Nine Months 2011/2010 Change Due To
(In Millions)	Average Balance	Rate	Total

Earning Assets (FTE)	$116.6	$(23.2)	$93.4
Interest-Related Funds	37.5	13.3	50.8

Net Interest Income (FTE)	$79.1	$(36.5)	$42.6

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of September 30, 2011 and 2010.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.2%. Total taxable equivalent interest adjustments amounted to $30.8 million and $28.8 million for the nine months ended September 30, 2011 and 2010, respectively.

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

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of of Shares that May Yet be Purchased Under the Plan

July 1-31, 2011	29,873	$45.35	29,873
August 1-31, 2011	2,928	44.90	2,928
September 1-30, 2011	8	38.38	8

Total (Third Quarter)	32,809	$45.31	32,809	5,611,486

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 17, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION (Registrant)

Date: October 28, 2011	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and Chief Financial Officer

Date: October 28, 2011	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(4)	Instruments Defining Rights of Security Holders:

(i) Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate) (supercedes Exhibit 4(ii) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
(ii) Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate) (supercedes Exhibit 4(ii) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).
(iii) Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate) (supercedes Exhibit 4(iv) filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
(iv) Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate) (supercedes Exhibit 4(iv) filed with the Annual Report on Form 10-K for the year ended December 31, 2002).
(v) Form of 3.375% Note due 2021 (incorporated by reference to Form 8-K dated August 17, 2011).

(10)	Material Contracts

(i) Amendment Number One dated September 12, 2011 and effective as of July 29, 2011 to The Northern Trust Company Thrift-Incentive Plan (as amended and restated effective as of January 1, 2010).
(ii) Amendment Number Two dated September 21, 2011 and effective as of September 30, 2011 to The Northern Trust Company Thrift-Incentive Plan (as amended and restated effective as of January 1, 2010).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(i) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(ii) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (continued)

Exhibit Number	Description

(32)	Section 1350 Certifications

(i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

(i)     Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.