Form 10-K
period 2011-12-31
NORTHERN TRUST CORP
filed 2012-02-24
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 30, 2011 as reported by The Nasdaq Stock Market, held by non-affiliates was approximately $10,768,957,505. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 17, 2012, 241,114,976 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the Fiscal Year Ended December 31, 2011—Part I and Part II

2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 2012—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 18 U.S. states, Washington, D.C., and 16 international locations in North America, Europe, the Middle East, and the Asia Pacific region. At December 31, 2011, the Corporation had consolidated total assets of $100.2 billion and stockholders’ equity of $7.1 billion.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2011, the Bank had consolidated assets of $99.8 billion and common equity capital of $6.9 billion.

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

SIGNIFICANT DEVELOPMENTS

On June 1, 2011, Northern Trust acquired the fund administration, investment operations outsourcing and custody business of the Bank of Ireland Securities Services (BoISS) from the Bank of Ireland Group. With this acquisition, Northern Trust’s combined assets under custody and administration in Ireland increased by approximately $80 billion as of the closing. BoISS, now known as Northern Trust Securities Services (Ireland) Limited, provides specialized services to a broad range of funds, including money-market, multi-manager, exchange-traded funds, and property funds, serving both the on-shore and off-shore markets.

On July 29, 2011, Northern Trust acquired Omnium LLC (Omnium), a leading hedge fund administrator with approximately $73 billion in assets under administration as of the closing. Omnium, now known as Northern Trust Hedge Fund Services LLC, provides world-class, scalable technology and dedicated expertise to serve hedge funds and large institutional investors with complex portfolios. The business provides comprehensive administrative and middle-office services including trade processing, valuation, real-time reporting, cash management, accounting, collateral management and investor servicing.

On October 1, 2011, Northern Trust merged two of its bank subsidiaries, Northern Trust, NA and Northern Trust Bank, FSB, into The Northern Trust Company. Refer to the “Regulation and Supervision” section (page 3) of this Annual Report on Form 10-K.

BUSINESS UNITS

Under the leadership of Frederick H. Waddell, the Chairman of the Board and Chief Executive Officer of the Corporation, Northern Trust organizes its services globally around its two client-focused principal business units: Corporate and Institutional Services (C&IS) and Personal Financial Services (PFS). Two other business units provide services to the two principal business units: Northern Trust Global Investments (NTGI), which provides investment management, and Operations and Technology (O&T), which provides operating and systems support.

Financial information regarding the Corporation and its business units is included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011. In particular, for a discussion of significant developments in the business of the Corporation, and the impact on the financial results of the Corporation and its business units for the fiscal year ended December 31, 2011, you are urged to review the section entitled “Consolidated Results of Operations” on pages 20 through 29 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, which is incorporated herein by reference.

The following is a brief summary of each business unit’s activities and the activities of the Corporate Financial Management Group and the Corporate Risk Management Group.

Corporate & Institutional Services

C&IS is a leading global provider of asset servicing, securities lending, brokerage, banking and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth and government funds. Asset servicing and related services encompass a full range of industry leading capabilities including but not limited to: global master trust and custody, trade settlement, and reporting; fund administration; cash management; investment risk and performance analytical services; investment operations outsourcing; and transition management and commission recapture. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from international locations in North America, Europe, the Middle East, and the Asia Pacific region. C&IS also executes related foreign exchange transactions from offices located in the United States, United Kingdom, and Singapore. During 2011, C&IS completed the acquisitions of BoISS and Omnium, which further strengthen C&IS’ competitive position and client franchises in the offshore fund and hedge fund administration marketplaces. At December 31, 2011, total C&IS assets under custody were $3.9 trillion and assets under management were $489.2 billion.

Personal Financial Services

PFS provides personal trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; brokerage services; and private and business banking. PFS focuses on high net worth individuals and families, business owners, executives, professionals, retirees, and established privately held businesses in its target markets. PFS also includes the Wealth Management Group, which provides customized products and services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million. The merger of the Corporation’s bank subsidiaries described in the “Regulation and Supervision” section of this Annual Report on Form 10-K will benefit our clients by enabling them to bank in any Northern Trust location and will allow Northern Trust to realize operational efficiencies.

PFS is one of the largest providers of personal trust services in the United States, with $385.2 billion in assets under custody and $173.7 billion in assets under management at December 31, 2011. PFS services are delivered through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London and Guernsey.

Northern Trust Global Investments

NTGI, through various subsidiaries of the Corporation, provides a broad range of asset management and related services and other products to clients around the world, including clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and multi-manager products and advisory services. NTGI’s activities also include overlay services and other risk management services. NTGI’s business operates internationally through subsidiaries, joint ventures, alliances, and distribution arrangements.

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

Corporate Risk Management Group

The Corporate Risk Management Group includes the Credit Policy and other Corporate Risk Management functions. The Credit Policy function is described in the “Loans and Other Extensions of Credit” section of the Annual Report to Stockholders for the year ended December 31, 2011 on pages 50-55. The Corporate Risk Management Group monitors, measures, and facilitates the management of risks across the businesses of the Corporation and its subsidiaries.

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

The Board of Governors of the Federal Reserve System (Federal Reserve Board) is an important regulator of U.S. economic conditions and has the general objective of promoting orderly economic growth in the United States. Implementation of this objective is accomplished by the Federal Reserve Board’s open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks, and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds. Fiscal policies in the United States and abroad also affect the composition and use of Northern Trust’s resources.

COMPETITION

The businesses in which Northern Trust operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations.

Northern Trust’s principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income and is one of a select group of major bank holding companies in the United States that generates more revenues from fee-based services than from net interest income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying selected markets with good growth characteristics and providing a high level of individualized service to clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to operate with a strong management team that includes senior officers having broad experience and long tenures.

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

REGULATION AND SUPERVISION

Financial Holding Company Regulation

Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended (BHCA). Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or other non-depository creditors.

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

In order to maintain the Corporation’s status as a financial holding company, the Corporation’s insured depository institution subsidiary, the Bank, must remain “well capitalized” and “well managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (CRA). In addition, the Corporation must also be and remain “well-capitalized” and “well managed” in order to retain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met, that the Corporation could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies.

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC up to the maximum authorized limit, and it is subject to regulation by both these agencies. The Bank, as an Illinois banking corporation, is also subject to Illinois state laws and regulations and to examination and supervision by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is also registered as a transfer agent with the Federal Reserve Board and is therefore subject to the rules and regulations of the Federal Reserve Board in this area. In addition, the Corporation, the Bank and the Corporation’s New York trust company subsidiary are subject to regulation by the Banking Department of the State of New York.

On October 1, 2011, the Corporation merged its national bank subsidiary, Northern Trust, NA, and federal savings bank, Northern Trust Bank, FSB, with and into the Bank, in order to simplify the Corporation’s organization, reduce costs, consolidate capital, and enhance client experience.

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve Board. Its broker-dealer subsidiary is registered with the Securities and Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority, subject to the rules and regulations of both of these bodies. Several subsidiaries of the Corporation are registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. Other subsidiaries are regulated by state banking departments in Connecticut, Delaware and California. Two families of mutual funds for which the Bank acts as investment adviser and one registered closed-end hedge fund of funds for which another subsidiary serves as investment adviser are subject to regulation by the SEC under the Investment Company Act of 1940.

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

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the U.S. are subject to regulation and supervision by a number of non-U.S. regulatory agencies. Subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom, for example, are subject to regulation by and supervision of the Financial Services Authority (FSA), and are authorized to conduct such activities pursuant to the U.K. Financial Services and Markets Act of 2000. The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their registered employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the U.S. are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, the Corporation’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2011, each of the Corporation’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. As is the case in the U.S., European regulatory authorities are introducing regulatory change in a wide variety of areas. For example, European regulators have introduced through the Undertaking for Collective Investment in Transferable Securities (“UCITS”) IV Directive new requirements that directly and indirectly affect depositary, fund management, and fund administration businesses. European authorities have begun the process of implementing the Alternative Investment Fund Managers Directive which will affect the duties of depositaries, European Union (“EU”) and non-EU fund managers and non-UCITS funds. European regulatory authorities are also putting forward proposals through the Markets in Financial Instruments Directive 2, European Market Infrastructure Regulation and Market Abuse Regulation proposals which deal with derivatives trading and clearing, pre and post trade transparency, investor protection issues and overall market orderliness. These actual and proposed regulatory changes have impacted, and will impact, the business that the Bank’s and its non-U.S. subsidiaries’ conduct in the European Union.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry and imposes significant new regulatory and compliance requirements, including the designation of certain financial companies as “systemically important financial institutions” (SIFIs), the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Corporation and its banking subsidiaries.

•

Heightened Prudential Requirements. The Dodd-Frank Act imposes heightened prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation, and on large financial companies and nonbank financial companies that the FSOC determines should be subject to Federal Reserve Board supervision. These companies are referred to as systemically important financial institutions, or SIFIs. The heightened prudential standards include more stringent risk-based capital, leverage, liquidity and risk-management requirements than those applied to other bank holding companies or other financial companies. The Federal Reserve Board and the FSOC will also have the discretion to require these companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. SIFIs will also be subject to periodic stress tests to evaluate capital adequacy and liquidity in adverse economic conditions. Heightened prudential standards may be applied on a graduated basis using the factors included in the FSOC systemic determination standards. On December 20, 2011, the Federal Reserve Board requested public comments on proposed rules that would implement the enhanced prudential standards required to be established under section 165 of the Dodd-Frank Act and the early remediation requirements established under section 166 of the Dodd-Frank Act. In addition, covered companies, including the Corporation, must prepare and file credit exposure reports and limit their aggregate credit exposures (broadly defined) to any unaffiliated company to 25 percent of the capital stock and surplus of the covered company. On October 17, 2011, the Federal Reserve Board approved a final joint rule, implementing the requirement of the Dodd-Frank Act that SIFIs periodically report “the plan of such company for rapid and orderly resolution in the event of material financial distress or failure” to the Federal Reserve Board, the FDIC and the FSOC. The final rule became effective on November 30, 2011. Under the rules, a SIFI will be required to prepare a so-called “living will,” or resolution plan, for resolving its affairs under the U.S. Bankruptcy Code in the event that it experiences material financial distress. If a SIFI is in danger of becoming insolvent, the FDIC may be appointed receiver pursuant to the Dodd-Frank Act’s orderly liquidation authority (discussed below). In such case, the Secretary of the Treasury will use the SIFI’s “living will” to determine whether resolution of the institution’s affairs is best achieved under the U.S. Bankruptcy Code or the orderly liquidation authority. These requirements, depending upon how they are implemented, could increase capital requirements and compliance costs, and could adversely affect certain activities, of covered companies, including the Corporation.

•

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts. Most significantly, the new standards prohibit the Corporation’s subsidiaries from making a residential mortgage loan without verifying a borrower’s ability to repay, limit the total points and fees that the Corporation’s subsidiaries and/or a mortgage broker may charge on conforming and jumbo loans to 3% of the total loan amount, and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve Board’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.

•

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds. The Dodd-Frank Act adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, will become effective on July 21, 2012 and prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments, as determined by federal regulators. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities”, “risk-mitigating hedging activities”, and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Additionally, subject to a transition period and certain exceptions, the rule restricts a banking entity from sponsoring or investing in certain private funds. While a banking entity may “organize and offer” certain private funds if certain conditions are met, it may not acquire or retain an equity partnership or other ownership interest in such private funds except for certain limited investments. A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the fund or permitting the fund to use the name of the bank. After the conformance period commencing July 21, 2012, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Corporation, the Bank and their affiliates, unless an exception applies. In October 2011, the OCC, Federal Reserve Board, the FDIC, and the SEC, in consultation with the Commodity Futures Trading Commission (CFTC), jointly released a notice of proposed rulemaking implementing the Volcker Rule limitations of the Dodd-Frank Act. In light of the complexity of the proposed regulation and the likelihood that a substantial number of comments will be submitted, the Corporation cannot fully assess the impact of the Volcker Rule on its business until final rules and regulations are adopted.

•

Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also will require certain persons to register as a “major swap participant” or a “swap dealer.” The CFTC, SEC and other U.S. regulators are in the process of adopting regulations to implement Title VII. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities.

•

Expanded FDIC Resolution Authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of systematically important financial institutions, including the Corporation. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (FDIA) bank resolution process, and generally gives the FDIC more discretion than in the traditional non-bank bankruptcy context. On July 6, 2011, the FDIC approved a final rule, which became effective on August 15, 2011, implementing the orderly liquidation authority.

•

Consumer Financial Protection. The Dodd-Frank Act establishes a new independent Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing financial products and services offered to consumers. For banking organizations with assets of $10 billion or more, including the Bank, the CFPB has exclusive rule making and examination, and primary enforcement, authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. This new federal and state regulatory framework may result in significant new regulatory requirements applicable to the Corporation and its bank subsidiaries in respect of consumer financial products and services, with potentially significant increases in compliance costs.

•

Incentive Compensation Arrangements. The Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain large financial institutions. On April 14, 2011, federal regulators including the FDIC, the Federal Reserve Board and the SEC, issued a proposed rule which, among other things, would require certain executive officers of covered financial institutions with total consolidated assets of $50 billion or more, including the Corporation, to defer at least 50% of their annual incentive-based compensation for a minimum of three years. The comment period on the proposed rule closed May 31, 2011, no final rule has been issued to date.

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

The Dodd-Frank Act amends the FDIA to obligate the Federal Reserve Board to require bank holding companies and savings and loan holding companies to serve as a source of financial strength for any subsidiary depository institution. The appropriate federal banking agency for such a depository institution may require reports from companies that own the insured depository institution to assess their ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, the Corporation in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress. The Dodd-Frank Act statutory requirements became effective on July 21, 2011. Although the appropriate federal banking agencies were required by the Dodd-Frank Act to jointly adopt implementing regulations by July 21, 2011, to date no final regulations have been adopted.

This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions).

Payment of Dividends

The Corporation is a legal entity separate and distinct from its subsidiaries. The principal source of funds for the Corporation is dividends from the Bank. As a result, the Corporation’s ability to pay dividends on its common stock will depend primarily on the ability of the Bank to pay dividends to the Corporation in amounts sufficient to service its obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or cash flow requirements.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition. Accordingly, without Federal Reserve Board approval, a bank holding company cannot pay cash dividends that exceed its net income, and cash dividends cannot be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income (as defined by regulatory agencies) for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its “undivided profits,” as defined, without regulatory and stockholder approval.

The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III (as described below) impose additional restrictions on the ability of banking institutions to pay dividends.

On November 22, 2011, the Federal Reserve Board issued a final rule implementing the requirement of the Dodd-Frank Act that bank holding companies domiciled in the U.S. with total consolidated assets of $50 billion or more, including the Corporation, submit annual capital plans to the Federal Reserve Board for review. Under the final rule, the Federal Reserve Board will annually evaluate institutions’ capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. The Federal Reserve Board will approve dividend increases or other capital distributions only for companies whose capital plans are approved by supervisors and are able to demonstrate sufficient financial strength to operate as successful financial intermediaries under stressed macroeconomic and financial market scenarios, after making the desired capital distributions. In addition to issuing the final rule, the Federal Reserve Board launched the 2012 review by issuing instructions outlining the information the Federal Reserve Board is seeking from the covered firms, including the Corporation, and the analysis the Federal Reserve Board will do on the capital plans. The level of detail and analysis expected in each institution’s capital plan will vary based on the company’s size, complexity, risk profile, and scope of operations. In January 2012, the Corporation submitted its first capital plan to the Federal Reserve Board.

Capital Adequacy Requirements

The regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies (including the Bank and the Corporation) are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors.

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies, including the Corporation. The current risk-based capital guidelines that apply to the Corporation and the Bank, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (Basel Committee), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. As discussed further below, the federal bank regulatory agencies have adopted new risk-based capital guidelines for “core banks,” including the Corporation, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (Basel II) issued by the Basel Committee in November 2005.

Basel I

Under the existing Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit, but also include a nominal market risk equivalent balance related to foreign exchange and debt/equity trading activities) is eight percent. At least half of the total capital must be composed of tier 1 capital, which includes common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve Board also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 capital of at least three percent of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets.

The federal banking regulators have also established risk-based and leverage capital guidelines that FDIC- insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

	Risk-Based and Leverage Ratios as of December 31, 2011
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	12.5%	14.2%	7.3%
The Northern Trust Company	11.7	13.8	6.8

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

Basel II

As mentioned above, the Corporation also is subject to the Basel II framework for risk-based capital adequacy. The U.S. bank regulatory agencies have issued final rules with respect to implementation of the Basel II framework. Under the final Basel II rules, the Corporation is one of a small number of “core” banking organizations. As a result, the Corporation and the Bank will be required to use the advanced approaches under Basel II for calculating risk-based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy.

The Corporation has for several years been preparing to comply with the advanced approaches of the Basel II framework. In order to implement the rules, a core banking organization, such as the Corporation, was required to adopt (and the Corporation did adopt) an implementation plan and satisfactorily complete a parallel run, in which it calculated capital requirements under both the Basel II rules and regulations effective prior to the adoption of Basel II. In the U.S., the Corporation entered the parallel run in April 2010. The Dodd-Frank Act requires the U.S. banking regulatory agencies to amend their capital rules to provide that minimum capital required under the Basel I-based rules will act as a floor for minimum capital requirements calculated in accordance with the U.S. Basel II rules. Accordingly, the transition for “core” banks to calculations only under the Basel II-based requirements is being eliminated.

The Corporation is also addressing issues related to implementation timing differences between the U.S. and other jurisdictions, to ensure that the Corporation and its depository institution subsidiaries comply with regulatory requirements and expectations in all jurisdictions where they operate. The Corporation’s U.K., Guernsey and Canadian entities subject to Basel II rules have already adopted the standardized approach for credit risk and the basic indicator approach for operational risk in calculating minimum regulatory capital requirements.

Basel III

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase-in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010, and will be subject to individual adoption by member nations, including the U.S. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel I and Basel II do not include a leverage requirement as an international standard. However, Basel III introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets and new liquidity standards.

The increases to the minimum common equity and tier 1 capital ratios will be phased-in over two years beginning on January 1, 2013, with the full increases taking effect on January 1, 2015. This will be followed by a three-year phase-in, beginning on January 1, 2016, of the capital conservation buffer, with the full 2.5% buffer requirement taking effect on January 1, 2019.

Basel III also provides for the deduction of certain assets from capital (deferred tax assets, mortgage servicing rights, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of other comprehensive income in capital, and increased capital for counterparty credit risk. The phase-in period for the capital deductions is proposed to occur in 20 percent increments starting January 1, 2014, with full implementation by January 1, 2018.

On November 4, 2011 the Basel Committee issued its final rule setting forth proposals to apply a new tier 1 common equity surcharge to certain designated global systemically important banks (GSIBs). GSIBs subject to the surcharge would be identified by application of a quantitative “indicator-based approach” for evaluating systemic risk that weights both categories and indicators of size, substitutability, interconnectedness, cross-jurisdictional activity, and complexity. Also on November 4, 2011, using the Basel Committee’s methodology, the Financial Stability Board (FSB) and the Basel Committee identified an initial group of 29 financial institutions determined to be GSIBs. Although the Corporation was not included on the list, the group of GSIBs will be updated annually and published by the FSB each November. The GSIBs equity surcharge provisions, like the rest of Basel III, are subject to interpretation and implementation by U.S. regulatory authorities.

Under the Dodd-Frank Act, for SIFIs, including the Corporation, the Federal Reserve Board may increase the capital buffer. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. The Dodd-Frank Act also requires the establishment of more stringent prudential standards by requiring the federal banking agencies to adopt capital and liquidity requirements which address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. In particular, the Dodd-Frank Act excludes trust preferred securities issued on or after May 19, 2010 from tier 1 capital. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of tier 1 capital over a three-year period.

The federal banking agencies will likely implement changes to the current capital adequacy standards applicable to the Corporation and the Bank in light of Basel III. If adopted by federal banking agencies, Basel III could lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on the Corporation and the Bank is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. The Corporation cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon the Corporation’s earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III. However, as the Corporation currently understands Basel III, it believes its capital strength, balance sheet and business model leave it well positioned for Basel III.

Prompt Corrective Action

Under the FDIA, the federal banking agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2011, the Corporation and the Bank exceeded the required capital ratios for classification as “well capitalized.”

Examination and Enforcement Powers of the Federal Banking Agencies

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

Restrictions on Transactions with Affiliates and Insiders

FDIC-insured banks, including the Corporation’s bank subsidiaries, are subject to restrictions under Sections 23A and 23B of the Federal Reserve Act (as implemented by Regulation W), which govern transactions between FDIC-insured banks and any affiliated entity, whether that entity is the bank’s parent holding company, a holding company affiliate of the bank or a subsidiary of the bank. Regulation W restrictions apply to certain “covered transactions,” including extensions of credit, issuance of guarantees, investments or asset purchases. In general, these restrictions require that any extensions of credit must be fully secured with qualifying collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. Furthermore, these transactions must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies (i.e., at arm’s length).

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The definition of “affiliate” was expanded to include any investment fund to which the Corporation or an affiliate serves as an investment adviser. The ability of the Federal Reserve Board to grant exemptions from these restrictions was also narrowed, including by requiring coordination with other bank regulators. In addition, the provision in Section 23A that permits a bank to engage in covered transactions with a financial subsidiary of the bank in an amount greater than 10% (but less than 20%) of the bank’s capital and surplus has been eliminated.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans (including credit exposures related to derivatives, repurchase agreements and securities lending arrangements) to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act enhanced these restrictions and also imposed restrictions on the purchase or sale of assets between banking institutions and insiders.

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

The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) is responsible for requiring that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Corporation or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Corporation or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Many other countries have imposed similar laws and regulations that apply to the Corporation’s non-U.S. offices. The Corporation has established policies and procedures to comply with these laws and the related regulations in all relevant jurisdictions.

Deposit Insurance and Assessments

FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on the level of supervisory concern the institution poses to the regulators, and the institution’s capital levels and other risk measures. The FDIC recently raised assessment rates to increase funding for the DIF, which is currently under-funded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in noninterest bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits effective September 30, 2020, eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On December 14, 2010, the FDIC raised the minimum designated reserve ratio of the DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act.

Effective April 1, 2011, the FDIC implemented a rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule further reduces the assessment base for custodial banks by the daily or weekly average of a certain amount of low-risk assets (i.e., assets with a Basel risk weighting of 0%, regardless of maturity, plus 50% of assets with a Basel risk weighting of 20%, again regardless of maturity) subject to the limitation that the daily or weekly average value of these assets cannot exceed the daily or weekly average value of those deposits classified as transaction accounts and identified by the institution as being directly linked to a fiduciary or custodial and safekeeping account. The final rule identifies custodial banks as insured depository institutions with previous calendar year-end trust assets (i.e., fiduciary and custody and safekeeping assets) of at least $50 billion or those insured depository institutions that derived more than 50% of their revenue (interest income plus non-interest income) from trust activity over the previous calendar year. Under the final rule, the Bank will pay slightly lower assessments to the DIF than under the old system.

Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd-Frank Act may result in higher assessment rates, which could reduce the profitability of or otherwise negatively impact the Bank.

Interstate Banking and Branching

The Dodd-Frank Act amends the BHCA to require a bank holding company seeking approval to acquire shares of a bank located outside of the bank holding company’s home state to be well-capitalized and well-managed. Similarly, the Dodd-Frank Act amends the Bank Merger Act to require that the surviving bank in an interstate merger transaction be well-capitalized and well-managed. These requirements became effective on July 21, 2011.

In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution passed legislation prior to June 1, 1997 that expressly prohibits interstate mergers. The Dodd-Frank Act permits a national bank or a state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is to be located would permit the establishment of the branch if the bank were a bank chartered in that state. On October 1, 2011, the Corporation merged its national bank subsidiary, Northern Trust, NA, and federal savings bank, Northern Trust Bank, FSB, with and into the Bank.

Community Reinvestment Act

The Corporation’s banking subsidiaries are subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public the rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank in its most recent CRA examination received an outstanding CRA rating from its regulator.

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

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

Future Legislation

Federal, state, local and non-U.S. legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, thrifts, their holding companies and their affiliates. Such legislation may change the banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. The Corporation cannot determine the ultimate effect that future legislation or implementing regulations might have upon the financial condition or results of operations of the Corporation or its subsidiaries.

STAFF

Northern Trust employed approximately 14,100 full-time equivalent officers and staff members as of December 31, 2011.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, are incorporated herein by reference.

Schedule	2011 Annual Report Page(s)
Ratios	18
Non-U.S. Outstandings	52-53
Nonperforming Assets and 90 Day Past Due Loans	54
Average Statement of Condition with Analysis of Net Interest Income	128-129

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2011
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$114.5	6.72%	$224.0	6.56%	$189.5	7.01%	$1.4	8.10%	45 mos.
Government Sponsored Agency	39.3	3.17	106.9	3.17	8.9	3.17	1.7	3.17	28 mos.
Other —Fixed	44.4	1.07	24.5	3.00	17.1	3.64	25.7	3.64	80 mos.
—Floating	1.3	1.54	—	—	—	—	—	—	9 mos.

Total Securities Held to Maturity	$199.5	4.73%	$355.4	5.29%	$215.5	6.58%	$28.8	3.84%	46 mos.

Securities Available for Sale
U.S. Government	$—	—%	$4,029.4	.87%	$—	—%	$—	—%	33 mos.
Obligations of States and Political Subdivisions	.8	2.32	14.8	6.20	—	—	.2	7.58	47 mos.
Government Sponsored Agency	3,463.0	.90	11,901.1	.84	776.5	1.83	630.8	2.18	28 mos.
Asset-Backed—Fixed	842.7	1.07	18.0	5.63	10.5	5.54	15.0	5.57	11 mos.
Asset-Backed—Floating	386.1	.67	194.8	.81	175.5	.89	126.0	.75	20 mos.
Auction Rate Securities	—	—	178.3	1.43	—	—	—	—	54 mos.
Other —Fixed	2,884.7	.79	1,455.0	1.86	—	—	—	—	14 mos.
—Floating	1,892.3	.73	763.7	.59	371.2	.66	62.1	—	15 mos.

Total Securities Available for Sale	$9,469.6	.84%	$18,555.1	.93%	$1,333.7	1.41%	$834.1	1.91%	25 mos.

	December 31, 2010
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$76.5	6.96%	$263.8	6.62%	$288.5	6.91%	$6.2	7.93%	53 mos.
Government Sponsored Agency	30.9	3.36	129.7	3.27	6.5	3.50	2.2	3.49	32 mos.
Other —Fixed	97.4	2.98	152.9	4.96	102.7	4.78	29.0	3.83	69 mos.
—Floating	—	—	1.3	1.35	—	—	—	—	21 mos.

Total Securities Held to Maturity	$204.8	4.52%	$547.7	5.35%	$397.7	6.30%	$37.4	4.49%	55 mos.

Securities Available for Sale
U.S. Government	$26.3	.12%	$632.1	1.73%	$—	—%	$—	—%	56 mos.
Obligations of States and Political Subdivisions	20.7	5.28	15.1	6.77	—	—	.5	7.58	31 mos.
Government Sponsored Agency	4,823.8	.95	6,526.0	.77	465.9	1.27	155.0	1.29	23 mos.
Asset-Backed—Fixed	641.2	1.61	19.9	5.66	13.4	5.63	15.8	5.65	12 mos.
Asset-Backed—Floating	670.2	.67	448.3	.74	45.1	.75	6.4	.48	14 mos.
Auction Rate Securities	—	—	367.8	1.48	—	—	—	—	46 mos.
Other —Fixed	1,911.5	.63	501.5	1.99	—	—	42.6	6.00	10 mos.
—Floating	1,007.2	.53	1,544.5	.59	43.7	.71	143.0	—	25 mos.

Total Securities Available for Sale	$9,100.9	.87%	$10,055.2	.91%	$568.1	1.29%	$363.3	1.52%	22 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2011	2010	2009	2008	2007
Securities Held to Maturity
Obligations of States and Political Subdivisions	$529.4	$635.0	$692.6	$791.2	$848.8
Government Sponsored Agency	156.8	169.3	114.6	55.0	13.3
Other	113.0	117.9	103.1	92.9	90.4

Total Securities Held to Maturity	$799.2	$922.2	$910.3	$939.1	$952.5

Securities Available for Sale
U.S. Government	$4,029.4	$658.4	$74.0	$19.9	$5.1
Obligations of States and Political Subdivisions	15.8	36.3	47.0	31.6	32.1
Government Sponsored Agency	16,771.4	11,970.7	12,325.4	11,261.4	5,466.5
Asset-Backed	1,768.6	1,860.3	1,495.3	1,572.6	1,902.9
Auction Rate	178.3	367.8	427.7	453.1	—
Other	7,429.0	5,008.4	2,903.1	904.1	182.8

Total Securities Available for Sale	$30,192.5	$19,901.9	$17,272.5	$14,242.7	$7,589.4

Average Total Securities	$26,406.4	$19,859.2	$17,357.8	$12,287.0	$12,459.4

Total Securities at Year-End	$30,999.7	$20,830.9	$18,192.7	$15,184.1	$8,545.0

Loans and Leases by Type

	December 31
(In Millions)	2011	2010	2009	2008	2007
Commercial
Commercial and Institutional	$6,918.7	$5,914.5	$6,312.1	$8,293.4	$5,556.4
Commercial Real Estate	2,981.7	3,242.4	3,213.2	3,014.0	2,350.3
Lease Financing, net	978.8	1,063.7	1,004.4	1,143.8	1,168.4
Non-U.S.	1,057.5	1,046.2	728.5	1,791.7	2,274.1
Other	417.6	346.6	457.5	909.6	438.8

Total Commercial	12,354.3	11,613.4	11,715.7	15,152.5	11,788.0

Personal
Residential Real Estate	10,708.9	10,854.9	10,807.7	10,381.4	9,171.0
Private Client	5,651.4	5,423.7	5,004.4	4,832.2	4,016.6
Other	349.3	240.0	277.9	389.3	364.5

Total Personal	16,709.6	16,518.6	16,090.0	15,602.9	13,552.1

Total Loans and Leases	$29,063.9	$28,132.0	$27,805.7	$30,755.4	$25,340.1

Total U.S.	$28,006.4	$27,085.8	$27,077.2	$28,963.7	$23,066.0

Remaining Maturity of Selected Loans and Leases

	December 31, 2011
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Private Client Loans)
Commercial and Institutional	$6,918.7	$3,957.4	$2,052.4	$908.9
Commercial Real Estate	2,981.7	591.0	1,867.3	523.4
Lease Financing, net	978.8	28.1	309.1	641.6
Other-Commercial	417.6	417.6	—	—
Other-Personal	349.3	254.2	95.1	—

Total U.S.	11,646.1	5,248.3	4,323.9	2,073.9
Non-U.S.	1,057.5	1,037.0	20.5	—

Total Selected Loans and Leases	$12,703.6	$6,285.3	$4,344.4	$2,073.9

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	$8,547.5	$4,992.9	$2,221.4	$1,333.2
Variable Rate	4,156.1	1,292.4	2,123.0	740.7

Total	$12,703.6	$6,285.3	$4,344.4	$2,073.9

Average Deposits by Type

(In Millions)	2011	2010	2009	2008	2007
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$10,937.7	$862.2	$778.6	$912.5	$864.4
Correspondent Banks	101.2	86.5	80.5	44.2	30.9
Other Noninterest-Bearing	115.7	5,643.6	7,589.7	4,493.6	3,789.3

Total Demand and Noninterest-Bearing	11,154.6	6,592.3	8,448.8	5,450.3	4,684.6

Interest-Bearing
Savings and Money Market	14,297.6	13,049.5	11,162.4	7,786.5	7,016.4
Savings Certificates less than $100,000	343.0	401.3	478.6	454.8	483.8
Savings Certificates $100,000 and more	1,352.5	1,706.5	2,298.7	1,669.5	1,536.0
Other	1,909.9	1,596.8	1,101.8	615.3	518.1

Total Interest-Bearing	17,903.0	16,754.1	15,041.5	10,526.1	9,554.3

Total U.S. Offices	29,057.6	23,346.4	23,490.3	15,976.4	14,238.9

Non-U.S. Offices
Non Interest-Bearing	3,415.3	2,268.3	2,578.1	3,364.5	2,963.8
Interest-Bearing	39,973.5	29,968.4	27,157.6	35,958.2	28,587.8

Total Non-U.S. Offices	43,388.8	32,236.7	29,735.7	39,322.7	31,551.6

Total Deposits	$72,446.4	$55,583.1	$53,226.0	$55,299.1	$45,790.5

Average Rates Paid on Interest-Related Deposits by Type

	2011	2010	2009	2008	2007
Interest-Related Deposits—U.S. Offices
Savings and Money Market	.18%	.27%	.48%	1.77%	3.37%
Savings Certificates less than $100,000.88		1.23	2.05	3.21	4.42
Savings Certificates $100,000 and more	1.03	1.34	2.05	3.44	4.83
Other Time	.56	.80	1.48	3.28	4.74

Total U.S. Offices Interest-Related Deposits	.30	.45	.84	2.19	3.73
Total Non-U.S. Offices Interest-Related Deposits	.44	.42	.29	2.46	4.22

Total Interest-Related Deposits	.40%	.43%	.49%	2.40%	4.10%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2011			December 31, 2010
	U.S. Offices		U.S. Offices	U.S. Offices		U.S. Offices
(In Millions)	Certificates of Deposit	Other Time	Non-U.S. Offices	Certificates of Deposit	Other Time	Non-U.S. Offices
3 Months or Less	$776.0	$—	$7,234.8	$1,008.1	$792.4	$12,406.7
Over 3 through 6 Months	530.5	—	49.5	502.7	—	41.4
Over 6 through 12 Months	1,062.4	—	31.4	1,709.4	—	32.7
Over 12 Months	368.7	—	1.1	296.6	—	4.6

Total	$2,737.6	$—	$7,316.8	$3,516.8	$792.4	$12,485.4

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2011	2010	2009
Balance on December 31	$815.3	$3,691.7	$6,649.8
Highest Month-End Balance	4,690.2	5,716.6	7,735.6
Year – Average Balance	2,250.4	3,779.7	4,902.0
– Average Rate	.08%	.13%	.12%

Average Rate at Year-End	.06%	.05%	.02%

Securities Sold under Agreements to Repurchase

($ in Millions)	2011	2010	2009
Balance on December 31	$1,198.8	$954.4	$1,037.5
Highest Month-End Balance	1,479.3	954.4	1,037.5
Year – Average Balance	815.8	626.8	737.7
– Average Rate	.08%	.17%	.16%

Average Rate at Year-End	.02%	.07%	.03%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)	2011	2010	2009
Balance on December 31	$931.5	$347.7	$2,078.3
Highest Month-End Balance	2,415.5	2,174.1	2,202.6
Year – Average Balance	1,400.6	1,443.0	1,109.0
– Average Rate	.39%	.38%	.38%

Average Rate at Year-End	.02%	.03%	.09%

Total Purchased Funds

($ in Millions)	2011	2010	2009
Balance on December 31	$2,945.6	$4,993.8	$9,765.6
Year – Average Balance	4,466.8	5,849.5	6,748.7
– Average Rate	.18%	.19%	16%

Changes in Net Interest Income

	2011/2010			2010/2009
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$(.1)	$(.2)	$(.3)	$(.1)	$(.1)	$(.2)
Time Deposits with Banks	23.2	35.0	58.2	(10.4)	(64.6)	(75.0)
Other Interest-Bearing	12.0	2.8	14.8	1.9	—	1.9
Securities
U.S. Government	10.8	11.5	22.3	.6	.3	.9
Obligations of States and Political Subdivisions	(7.9)	.9	(7.0)	(5.9)	(.2)	(6.1)
Government Sponsored Agency	24.6	(38.8)	(14.2)	(1.2)	(29.9)	(31.1)
Other	30.4	2.7	33.1	42.5	(33.8)	8.7
Loans and Leases	28.4	(22.3)	6.1	(39.0)	29.5	(9.5)

Total	121.4	(8.4)	113.0	(11.6)	(98.8)	(110.4)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$3.4	(12.3)	(8.9)	$9.1	(27.9)	$(18.8)
Savings Certificates and Other Time	(1.1)	(11.5)	(12.6)	(3.3)	(29.5)	(32.8)
Non-U.S. Offices Time	42.0	8.4	50.4	8.3	37.3	45.6
Short-Term Borrowings	(2.6)	(0.4)	(3.0)	(1.5)	1.7	.2
Senior Notes	15.3	0.5	15.8	3.8	.8	4.6
Long-Term Debt	(15.3)	(4.9)	(20.2)	(10.8)	(14.3)	(25.1)
Floating Rate Capital Debt	—	—	—	—	(1.9)	(1.9)

Total	$41.7	$(20.2)	$21.5	$2.5	$(30.7)	$(28.2)

Increase (Decrease) in Net Interest Income	$79.7	$11.8	$91.5	$(14.1)	$(68.1)	$(82.2)

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Analysis of Allowance for Credit Losses

($ in Millions)	2011	2010	2009	2008	2007
Balance at Beginning of Year	$357.3	$340.6	$251.1	$160.2	$151.0
Charge-Offs
Commercial
Commercial and Institutional	22.0	13.3	30.6	7.6	4.5
Commercial Real Estate	34.3	62.9	22.5	5.1	—
Lease Financing, net	—	—	—	—	—
Non-U.S.	—	—	—	—	—
Other	—	—	—	—	—

Total Commercial	56.3	76.2	53.1	12.7	4.5

Personal
Residential Real Estate	55.0	63.7	57.7	8.9	1.1
Private Client	5.0	10.2	21.5	4.1	4.1
Other	—	—	—	—	—

Total Personal	60.0	73.9	79.2	13.0	5.2

Total Charge-Offs	116.3	150.1	132.3	25.7	9.7

Recoveries
Commercial
Commercial and Institutional	15.0	.8	2.9	1.8	.3
Commercial Real Estate	6.5	2.8	.2	.1	—
Lease Financing, net	—	—	—	—	—
Non-U.S.	—	—	—	—	.3
Other	—	—	—	—	—

Total Commercial	21.5	3.6	3.1	1.9	.6
Personal
Residential Real Estate	7.8	2.3	1.3	.3	.1
Private Client	3.6	1.0	2.1	.3	.2
Other	—	—	—	—	—

Total Personal	11.4	3.3	3.4	.6	.3

Total Recoveries	32.9	6.9	6.5	2.5	.9

Net Charge-Offs	83.4	143.2	125.8	23.2	8.8
Provision for Credit Losses	55.0	160.0	215.0	115.0	18.0
Effect of Foreign Exchange Rates	—	(.1)	.3	(.9)	—

Net Change in Allowance	(28.4)	16.7	89.5	90.9	9.2

Balance at End of Year	$328.9	$357.3	$340.6	$251.1	$160.2

Allowance Assigned To:
Loans and Leases	$294.8	$319.6	$309.2	$229.1	$148.1
Unfunded Commitments and Standby Letters of Credit	34.1	37.7	31.4	22.0	12.1

Total Allowance for Credit Losses	$328.9	$357.3	$340.6	$251.1	$160.2

Loans and Leases at Year-End	$29,063.9	$28,132.0	$27,805.7	$30,755.4	$25,340.1

Average Total Loans and Leases	$28,346.7	$27,514.4	$28,697.2	$27,402.7	$22,817.8

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	.29%	.51%	.45%	.08%	.03%
Provision for Credit Losses	.19	.57	.77	.37	.07
Allowance at Year-End Assigned to Loans and Leases	1.01	1.14	1.11	.74	.58
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	.29%	.52%	.44%	.08%	.04%
Allowance at Year-End Assigned to Loans and Leases	1.04	1.16	1.08	.84	.65

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 31 – Business Units and Related Information in the Notes to Consolidated Financial Statements on pages 121-123 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

	$000,000	$000,000	$000,000	$000,000	$000,000
(In Millions)	2011	2010	2009	2008	2007
Total Assets	$29,201.2	$22,664.0	$21,876.1	$27,321.0	$21,483.2

Time Deposits with Banks	16,906.5	14,592.4	15,357.0	20,547.9	16,028.9
Loans	1,301.7	692.9	951.5	1,641.7	1,709.8
Customers’ Acceptance Liability	.3	.5	.3	.2	.3
Non-U.S. Investments	5,370.2	2,688.8	977.7	205.7	101.8

Total Liabilities	$45,757.5	$36,196.0	$33,310.6	$44,022.1	$34,469.5

Deposits	$43,370.3	$33,479.3	$30,888.3	$40,825.6	$32,200.2
Liability on Acceptances	.3	.5	.3	.2	.3

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	$00,000	$00,000	$00,000	$00,000	$00,000
	2011	2010	2009	2008	2007
Assets	32%	30%	29%	37%	35%

Liabilities	50%	48%	45%	60%	57%

Allowance for Credit Losses Relating to Non-U.S. Operations

	$000,000	$000,000	$000,000	$000,000	$000,000
(In Millions)	2011	2010	2009	2008	2007
Balance at Beginning of Year	$3.8	$4.9	$7.4	$8.8	$9.3
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	.9	(1.1)	(2.5)	(1.4)	(.5)

Balance at End of Year	$4.7	$3.8	$4.9	$7.4	$8.8

The SEC requires the disclosure of the allowance for credit losses that is applicable to international operations. The above table has been prepared in compliance with this disclosure requirement and is used in determining non-U.S. operating performance. The amounts shown in the table should not be construed as being the only amounts that are available for non-U.S. loan charge-offs, since the entire allowance for credit losses assigned to loans and leases is available to absorb losses on both U.S. and non-U.S. loans. In addition, these amounts are not intended to be indicative of future charge-off trends.

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2011	2010	2009	2008	2007
Commercial	$335.9	$874.0	$626.3	$351.1	$482.5
Non-U.S. Governments and Official Institutions	197.8	110.3	59.7	14.8	17.0
Banks	13.3	9.3	2.1	32.4	14.9
Other *	510.5	52.6	40.4	1,393.4	1,759.7

Total	$1,057.5	$1,046.2	$728.5	$1,791.7	$2,274.1

*	Other loans include short duration advances primarily related to the processing of custodied client investments.

	December 31
Deposits (In Millions)	2011	2010	2009
Commercial	$34,824.1	$34,835.1	$27,143.7
Non-U.S. Governments and Official Institutions	3,405.6	2,724.1	2,905.3
Banks	1,018.4	1,406.5	939.8
Other Time	48.3	377.1	407.8
Other Demand	38.2	159.9	149.9

Total	39,334.6	$39,502.7	$31,546.5

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011:

Notes to Consolidated Financial Statements		2011 Annual Report Page(s)
1.	Accounting Policies
	G. Derivative Financial Instruments	71-72
	H. Loans and Leases	72-73
	I. Allowance for Credit Losses	73-74
	L. Other Real Estate Owned	74
6.	Loans and Leases	87-92
7.	Allowance for Credit Losses	92-93
8.	Concentrations of Credit Risk	93-94
25.	Contingent Liabilities	111-112
26.	Derivative Financial Instruments	112-117
27.	Off-Balance Sheet Financial Instruments	117-118

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management		49-57

In addition, the following schedules on pages 21 through 23 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Allowance for Credit Losses

Allowance for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 57 through 60 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011 and incorporated herein by reference on page 40 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2011	2010
Assets
Cash and Due from Banks	$4,299.2	$2,806.8
Federal Funds Sold and Securities Purchased under Agreements to Resell	121.3	161.0
Time Deposits with Banks	16,685.4	15,338.7
Federal Reserve Deposits and Other Interest-Bearing	13,442.7	10,919.2
Securities
Available for Sale	30,095.4	19,785.0
Held to Maturity (Fair Value—$804.2 in 2011 and $906.8 in 2010)	799.2	922.2

Total Securities	30,894.6	20,707.2

Loans and Leases
Commercial	12,362.3	11,613.4
Personal	16,704.0	16,513.3

Total Loans and Leases (Net of unearned income—$374.1 in 2011 and $456.8 in 2010)	29,066.3	28,126.7

Allowance for Credit Losses Assigned to Loans and Leases	(294.8)	(319.6)
Buildings and Equipment	486.5	495.7
Client Security Settlement Receivables	778.3	701.9
Goodwill	493.2	357.6
Other Assets	3,858.5	4,105.9

Total Assets	$99,831.2	$83,401.1

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$22,885.6	$7,242.3
Savings and Money Market	17,472.1	13,887.6
Savings Certificates	3,058.3	3,550.4
Other Time	—	1,128.7
Non-U.S. Offices — Noninterest-Bearing	3,488.6	2,943.4
— Interest-Bearing	37,137.2	37,033.8

Total Deposits	84,041.8	65,786.2

Federal Funds Purchased	815.3	3,691.7
Securities Sold under Agreements to Repurchase	1,198.8	955.3
Other Borrowings	955.2	366.1
Senior Notes	750.0	—
Long-Term Debt	2,425.9	3,021.9
Other Liabilities	2,752.7	2,725.9

Total Liabilities	92,939.7	76,547.1

Stockholder’s Equity
Capital Stock—Par Value $1	3.6	3.6
Surplus	2,656.7	2,656.7
Undivided Profits	4,540.1	4,472.2
Accumulated Other Comprehensive Loss	(309.0)	(278.5)

Total Stockholder’s Equity	6,891.5	6,854.0

Total Liabilities and Stockholder’s Equity	$99,831.2	$83,401.1

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2011	2010	2009
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,034.6	$1,898.2	$1,956.0
Foreign Exchange Trading Income	324.5	382.2	451.2
Treasury Management Fees	72.1	78.1	76.4
Security Commissions and Trading Income	8.3	9.7	5.7
Other Operating Income	87.3	138.2	126.2
Investment Security Gains (Losses), net	(23.9)	(20.4)	(23.4)

Total Noninterest Income	2,502.9	2,486.0	2,592.1

Interest Income
Loans and Leases	938.7	933.3	942.2
Securities
—Available for Sale	203.5	172.5	198.3
—Held to Maturity	33.7	40.9	38.4

Total Securities	237.2	213.4	236.7

Time Deposits with Banks	192.7	134.5	187.8
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	31.4	14.0	39.4

Total Interest Income	1,400.0	1,295.2	1,406.1

Interest Expense
Deposits	233.2	204.8	211.6
Federal Funds Purchased	1.9	2.4	2.3
Securities Sold under Agreements to Repurchase	.7	1.1	1.4
Other Borrowings	5.5	7.7	9.1
Senior Notes	16.5	2.4	2.7
Long-Term Debt	94.6	121.8	144.5

Total Interest Expense	352.4	340.2	371.6

Net Interest Income	1,047.6	955.0	1,034.5
Provision for Credit Losses	55.0	160.0	215.4

Net Interest Income after Provision for Credit Losses	992.6	795.0	819.1

Income before Noninterest Expense	3,495.5	3,281.0	3,411.2

Noninterest Expense
Compensation	1,221.5	1,060.3	1,052.4
Employee Benefits	249.5	229.2	234.1
Outside Services	460.9	386.5	353.7
Equipment and Software Expense	327.3	286.3	260.2
Occupancy Expense	176.2	164.2	166.5
Visa Indemnification Benefits	(23.1)	(33.0)	(17.8)
Other Operating Expense	237.3	236.8	173.4

Total Noninterest Expense	2,649.6	2,330.3	2,222.5

Income before Income Taxes	845.9	950.7	1,188.7
Provision for Income Taxes	274.9	313.3	342.6

Net Income	571.0	$637.4	$846.1

Dividends Paid to the Corporation	$500.0	$—	$350.0

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

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated

Frederick H. Waddell (58)	Chairman of the Board (11/11/09), President (2/21/06-9/30/11), and Chief Executive Officer (1/1/08)

Sherry S. Barrat (62)	Executive Vice President and President—PFS (1/1/06-2/28/11), Vice Chairman (3/1/11)

Aileen B. Blake (44)	Executive Vice President and Controller (3/31/05)

Jeffrey D. Cohodes (51)	Executive Vice President of the Bank (11/14/06) and Executive Vice President and Head of Corporate Risk Management (3/1/11)

Steve L. Fradkin (50)	Executive Vice President (1/21/03) and President—C&IS (9/18/09)

Timothy P. Moen (59)	Executive Vice President and Head of Human Resources and Administration (4/16/02)

William L. Morrison (61)	Chief Financial Officer (9/18/09-9/30/11), Executive Vice President (5/21/02-9/30/11) and President and Chief Operating Officer (10/1/11)

Michael G. O’Grady (46)	Executive Vice President (8/15/11) and Chief Financial Officer (10/1/11)

Stephen N. Potter (55)	Executive Vice President (10/17/06) and President—NTGI (3/28/08)

Jana R. Schreuder (53)	Executive Vice President (6/30/05), President—O&T (10/17/06-2/28/11), and President—PFS (3/1/11)

Joyce St. Clair (53)	Executive Vice President (4/1/07), Head of Corporate Risk Management (4/1/07-2/28/11), and President—O&T (3/1/11)

Kelly R. Welsh (59)	Executive Vice President, General Counsel, and Assistant Secretary (7/18/00)

All of the executive officers except Michael G. O’Grady have been officers of the Corporation, or a subsidiary of the Corporation, for more than five years. Mr. O’Grady served as Managing Director of the Financial Institutions Group of Investment Banking of Bank of America Merrill Lynch from 2000 until joining the Corporation.

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

•

Uncertainty about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets could have a significant adverse effect on our earnings. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. European market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Continuing economic challenges in Europe and the related disruptions may negatively impact our earnings. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2011 Annual Report to Stockholders (pages 49-57).

•

Instability, disruption or a lack of confidence in the political, economic, legal or regulatory systems of the emerging markets in which we operate could expose us to liability or loss. Northern Trust’s expanding business activities in emerging markets, including investments made for clients in those markets, present risks inherent in conducting these activities in less mature and often less regulated business and investment environments. Changes in interest rates can negatively affect our earnings. The direction and level of interest rates are important factors in our earnings. Falling rates or rates that remain low may reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A low interest rate environment can also reduce fees earned on certain of our products. For example, in 2009, 2010, and 2011, we waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings.

•

Volatility levels and fluctuations in foreign currency exchange rates can affect our earnings. Periods of lower foreign currency volatility can result in reduced foreign exchange trading income. We hold various non-U.S. dollar denominated assets and liabilities and maintain investments in non-U.S. subsidiaries. We also provide foreign exchange services to our clients, primarily in connection with our global custody business, and effect other transactions in non-U.S. dollar currencies. Foreign currency volatility and fluctuations in exchange rates may impact the value of non-U.S. dollar denominated assets, investments, and cash flows and raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other, or offset each other in different time periods. If the policies and procedures we have in place to assess and mitigate potential impacts of foreign exchange volatility, including hedging-related strategies, are not followed or are not effective to mitigate such risks, our results and earnings may be negatively affected. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk Management” in the 2011 Annual Report to Stockholders (pages 57-60).

•

Declines in the value of securities held in our investment portfolio can negatively affect our earnings. The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The recent period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed and auction rate securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Asset Quality and Credit Risk Management – Securities Portfolio” in the 2011 Annual Report to Stockholders (pages 49 and 50) and the section of the “Notes to Consolidated Financial Statements” in the 2011 Annual Report to Stockholders captioned “Note 4 – Securities” (pages 83-87) for additional information.

•

Changes in a number of particular market conditions can negatively affect our earnings. In past periods, reductions in the volatility of currency trading markets, the level of cross-border investing activity, or the demand for borrowing securities or willingness to lend such securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities may be negatively affected. In a few of our businesses, such as securities lending, our fee is calculated as a percentage of our client’s earnings, so that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. The recent extraordinary market conditions have produced losses in some securities lending programs. Such market conditions also have reduced borrower demand and led some clients to withdraw from these programs. A persistence or worsening of these conditions could result in additional withdrawals and decreased activity. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Off-Balance Sheet Arrangements – Variable Interests” in the 2011 Annual Report to Stockholders (page 42) and the section of the “Notes to Consolidated Financial Statements” in the 2011 Annual Report to Stockholders captioned “Note 28 – Variable Interest Entities” (pages 118-120) for additional information.

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

•

Breaches of our security measures can result in losses. Our systems involve the use of customers’ proprietary information and security breaches, including cyber attacks, could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers.

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

•

Inability of our internal controls to keep pace with our expansion may result in losses. In recent years, we have expanded the operational support located in certain jurisdictions where the electricity, communications, new personnel, and other systems necessary to support our activities may not be as strong as in the U.S. and established Northern Trust Hedge Fund Services LLC, a unit created in connection with the Omnium acquisition, which serves hedge funds and large institutional investors with complex portfolios. These expansions increase the risk that problems with our systems may occur and disrupt our operations, resulting in losses. Our internal controls might not keep up with the rate of growth resulting in losses.

•

Our expense management initiatives may strain personnel as they acclimate to new responsibilities. Our plans to streamline our operations and make more efficient use of our personnel could decrease efficiency initially. Retiring employees take their expertise with them. As existing employees take on new and unfamiliar tasks and new employees learn the business, the initial learning curve can result in operational risks.

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

•

Northern Trust’s reputation and business may be harmed and we may be subject to legal claims if there is loss or disclosure of our customers’ or our own information. Northern Trust makes extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, Northern Trust’s customers’ information may be lost, disclosed, accessed or taken without the customers’ consent. Any such loss, disclosure or access to, customers’ information can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

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

•

We may take actions to maintain client satisfaction that result in losses or reduced earnings. We may find it appropriate to take action or incur expenses in order to maintain client satisfaction or preserve the usefulness of investments or investment vehicles we manage in light of changes in security ratings, liquidity or valuation issues or other developments, even though we are not required to do so by law or the terms of governing instruments. The risk that we will decide to take actions to maintain client satisfaction that result in losses or reduced earnings is greater in periods when credit or equity markets are deteriorating in value or are particularly volatile and liquidity in markets is disrupted.

Credit Risks

A number of Northern Trust’s product offerings involve credit risk, which is the risk that other parties will not fulfill their financial obligations to us. These product offerings include loans, leases, derivatives, foreign exchange and other credit commitments.

•

Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings. We evaluate credit commitments before we make them and then provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including unfunded credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Allowances that prove to be inadequate can directly and negatively affect earnings.

•

Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings. Credit risk levels and our earnings can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of our borrowers which could impact the borrowers’ abilities to repay outstanding loans. Our provisions for credit losses were significantly higher in 2009 and 2010 than in prior periods due to prolonged weakness in the economic environment. For a fuller discussion of the allowance and provision for credit losses for 2011, 2010, and 2009, see the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2011 Annual Report to Stockholders (pages 49-57).

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

•

A significant downgrade of any of our debt ratings. Credit agencies’ ratings are volatile and they often change their methodology. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control, such as ratings agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally.

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2011 Annual Report to Stockholders (pages 43-46).

•

Our success with large, complex clients can put strains on our balance sheet and impose substantial liquidity requirements. Our failure to successfully manage these balance sheet and liquidity issues would have a negative impact on our ability to meet client needs and grow.

•

If the Bank or the other subsidiaries of the Corporation were unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations. The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. It relies primarily on dividends paid to it by these subsidiaries to meet its obligations and to pay dividends to stockholders of the Corporation. There are various legal limitations on the extent to which the Bank and the other subsidiaries can supply funds to the Corporation by dividend or otherwise. See “Regulation and Supervision” in Item 1 of this Annual Report on Form 10-K.

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

•

Compliance with evolving laws and regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Laws, regulations, economic sanctions, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The Dodd-Frank Act will impose many new regulatory requirements on banking institutions, the full impact of which are difficult to determine at this time. It is possible that additional legislative or regulatory requirements could be imposed or that the existing legislative or regulatory requirements could be reinterpreted in the U.S. or in other countries that could have an adverse impact on our business activities, our costs of compliance, and our revenues and earnings. Additionally, our understanding of legislative or regulatory requirements might be different than the enforcers’ understanding of the regulations, leading to breaches. Moreover, many regulatory initiatives, including anti-money laundering rules, anti-bribery laws, home mortgage lending and loan modification requirements, and other regulatory requirements or priorities, could increase compliance costs and legal risks, and could lead to financial and reputational damage in the event of a violation. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

See “Regulation and Supervision” in Item 1 of this Annual Report on Form 10-K.

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

•

Intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face. In response to the recent disruptions in global financial markets, the U.S. government and other governments around the world have taken, and may take further, unprecedented actions designed to stabilize markets generally and strengthen financial institutions in particular. For example, the Dodd-Frank Act, among other things, created a Consumer Financial Protection Bureau with broad powers to regulate consumer financial services and products and a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities. Governments also may take actions to significantly change the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry. Such intervention may impact the nature and level of competition in the industry in unpredictable ways. The nature, pace and volume of this government intervention, and our ability to react in a timely manner to regulatory developments, may adversely impact our ability to compete successfully and, in turn, negatively affect our earnings.

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

•

We need to constantly invest in innovation, and the inability or failure to do so will negatively affect our businesses and earnings. Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, growth and earnings.

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

•

Reputation risk has many facets that could negatively affect our businesses and earnings. Reputational risk is particularly significant in the current environment resulting from the financial crisis. The maintenance of our reputation depends not only on our success in controlling or mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in a broad range of areas. These issues include potential conflicts of interest and other ethical issues; anti-money laundering and anti-terrorist financing procedures; client personal information and privacy issues; effective evaluation of talent and deployment to adequately address complex and rapid growing areas of our businesses; efficiently integrating current staff with their new responsibilities and new staff that are not as familiar with the organization as retiring staff as seamlessly as possible; data security; record-keeping; regulatory investigations of Northern Trust or within the banking industry; and any litigation that arises from the failure or perceived failure of Northern Trust to comply with legal and regulatory requirements.

Many of the risks described above are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2011 Annual Report to Stockholders (pages 49-61), in the section of the “Notes to Consolidated Financial Statements” in the 2011 Annual Report to Stockholders captioned “Note 25 – Contingent Liabilities” (pages 111 and 112), and in the sections of “Item 1 – Business” of this Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 3-14).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Factors Affecting Future Results” in the 2011 Annual Report to Stockholders (pages 62 and 63).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Adjacent to this building are two office buildings in which the Bank leases approximately 530,000 square feet of space principally for staff divisions of the business units. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 18 U.S. states, Washington D.C., and 16 international locations. The majority of those offices are leased. The Bank’s primary U.S. operations are located in four facilities: a 555,000 square foot leased facility at 801 South Canal Street in Chicago; 240,000 square feet at 231 South LaSalle Street in Chicago in a sublease arrangement that commenced in first quarter 2011; and two Bank-owned supplementary operations/data center buildings of 65,000 and 73,000 square feet located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. Additional support and operations activity originates from Bangalore, where we lease approximately 330,000 square feet in two facilities. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia Pacific region, and the Middle East, most of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices, or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 9 – Buildings and Equipment and Note 10 – Lease Commitments on pages 94 and 95 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information presented in Note 25 – Contingent Liabilities on pages 111 and 112 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011 is incorporated herein by reference.

Item 4—Removed and Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 130 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 30 – Restrictions on Subsidiary Dividends and Loans or Advances on pages 120 and 121 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2011 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2011	3,804	38.94	3,804
November 1 – 30, 2011	—	—	—
December 1 – 31, 2011	27,973	40.29	27,973

Total (Fourth Quarter)	31,777	40.13	31,777	5,579,709

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced October 27, 2006, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 18 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 63 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011.

Item 7A— Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 57 through 60 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, are incorporated herein by reference.

The section titled “Quarterly Financial Data” on page 130 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 64 and 65 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership of the Board and Management – Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance – Code of Business Conduct and Ethics” section of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to the “Corporate Governance – Director Nominations and Qualifications” section of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information – Audit Committee” section of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the following sections of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012: (a) the “Executive Compensation – Compensation and Benefits Committee Report” section, (b) the “Corporate Governance – Compensation Committee Interlocks and Insider Participation” section, and (c) the “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Potential Payments upon Termination of Employment or a Change in Control,” and “Director Compensation” subsections of the “Compensation and Discussion Analysis” section.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership of the Board and Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012. From time to time members of senior management and other executives of the Corporation may enter into stock trading plans under Rule 10b5-1, including plans that provide for the sale of Corporation stock. The Corporation undertakes no obligation to disclose the existence of any particular plan or any change, termination or expiration of any Rule 10b5-1 plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transaction Policy” sections of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Ratification of Independent Registered Public Accounting Firm – Fees of Independent Public Accounting Firm” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” sections of the Corporation’s definitive 2012 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2011 and 2010.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2011, 2010, and 2009.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2011 and 2010.

Consolidated Statement of Income—Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statement of Cash Flows—Years Ended December 31, 2011, 2010, and 2009.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2011 and 2010.

Condensed Statement of Income—Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2011, 2010, and 2009.

Condensed Statement of Cash Flows—Years Ended December 31, 2011, 2010, and 2009.

The Notes to Consolidated Financial Statements as of December 31, 2011 incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2011 pertains to the consolidated financial statements listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

The exhibits listed on the Exhibit Index beginning on page 45 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2012

Northern Trust Corporation (Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Frederick H. Waddell Frederick H. Waddell	Chairman and Chief Executive Officer

/s/ Michael G. O’Grady Michael G. O’Grady	Executive Vice President and Chief Financial Officer

/s/ Aileen B. Blake Aileen B. Blake	Executive Vice President and Controller (Chief Accounting Officer)

Frederick H. Waddell	Chairman and Director	)
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)	/s/ Kelly R. Welsh

Robert W. Lane	Director	)	Kelly R. Welsh
Robert C. McCormack	Director	)	Attorney-in-Fact
Edward J. Mooney	Director	)
John W. Rowe	Director	)
Martin P. Slark	Director	)
David H. B. Smith, Jr.	Director	)
Enrique J. Sosa	Director	)
Charles A. Tribbett III	Director	)
Date: February 24, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 18, 2006).

3.2	By-laws, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 17, 2010).

4.1	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate) (incorporated herein by reference to Exhibit (4)(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.2	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate) (incorporated herein by reference to Exhibit 4(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.3	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate) (incorporated herein by reference to Exhibit (10)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.4	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.5	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

4.6	Amended Certificate of Designations of Series A Junior Participating Preferred Stock, dated October 29, 1999 (incorporated herein by reference to Exhibit 4(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.7	Fiscal Agency Agreement, dated March 11, 2005, by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise and Brown Shipley & Co. Limited as Paying Agents (incorporated herein by reference to Exhibit 4(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture, dated as of August 15, 2006, between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 23, 2006).

4.9	Form of 5.30% Note due 2011 (incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 23, 2006).

4.10	Form of 5.20% Note due 2012 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated November 6, 2007).

4.11	Form of 5.50% Note due 2013 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 6, 2008).

4.12	Form of 4.625% Note due 2014 (incorporated herein by reference to Exhibit 4 to the Corporation’s Current Report on Form 8-K dated August 28, 2009).

Exhibit Number	Description
4.13	Form of 3.450% Note due 2020 (incorporated herein by reference to Exhibit 4 to the Corporation’s Current Report on Form 8-K dated November 4, 2010).

4.14	Form of 3.375% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 17, 2011).

10.1**	Deferred Compensation Plans Trust Agreement, dated May 11, 1998, between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A. and effective June 1, 2009, was succeeded by Evercore Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(i)**	Amendment, dated August 31, 1999 (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(ii)**	Amendment, dated as of May 16, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.2**	Northern Trust Corporation Supplemental Employee Stock Ownership Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.3**	Northern Trust Corporation Supplemental Thrift-Incentive Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Amendment Number One, dated October 29, 2009 and effective January 1, 2010 (incorporated herein by reference to Exhibit (10)(vi)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.4**	Northern Trust Corporation Supplemental Pension Plan, as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.5**	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(ix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6**	Amended 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit (10)(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

(i)**	Amendment, dated January 20, 1998 (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(ii)**	Amendment, dated September 15, 1998 (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(iii)**	Amendment, dated May 18, 1999 (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(iv)**	Amendment, dated September 25, 2001 (incorporated herein by reference to Exhibit (10)(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit Number	Description
10.7**	Amended and Restated Northern Trust Corporation 2002 Stock Plan, effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Form of Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(ii)**	Form of Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 15, 2005).

(iii)**	Form of Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(iv)**	Form of Addendum to Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated February 15, 2005).

(v)**	Form of Non-Solicitation Agreement and Confidentiality Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(vi)**	Form of Director Stock Agreement (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(vii)**	Form of New Director Stock Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(viii)**	Form of Advisory Director Cash-Settled Stock Unit Agreement (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(ix)**	Form of Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(x)**	Form of Performance Stock Unit Award (incorporated herein by reference to Exhibit 10(xiv)(8) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(xi)**	2010 Form of Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(9) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xii)**	2010 Form of Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(10) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xiii)**	2010 Form of Cash-Settled Stock Unit Award (incorporated herein by reference to Exhibit (10)(x)(11) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xiv)**	2010 Form of Cash-Settled Stock Unit Award (incorporated herein by reference to Exhibit (10)(x)(11) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xv)**	2010 Form of Director Stock Agreement (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

Exhibit Number	Description
(xvi)**	2010 Form of Prorated Director Stock Agreement (incorporated herein by reference to Exhibit (10)(x)(13) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xvii)**	2010 Form of New Director Stock Agreement (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

(xviii)**	2011 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(xviii)**	2011 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(xviii)**	2011 Cash-Settled Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(vii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(xix)**	Form of 2012 Executive Stock Option Agreement – (1 of 3)

(xx)**	Form of 2012 Executive Stock Option Agreement – (2 of 3)

(xxi)**	Form of 2012 Executive Stock Option Agreement – (3 of 3)

(xxii)**	Form of 2012 Performance Stock Unit Agreement

(xxiii)**	Form of 2012 Restricted Stock Unit Agreement – (1 of 3)

(xxiv)**	Form of 2012 Restricted Stock Unit Agreement – (2 of 3)

(xxv)**	Form of 2012 Restricted Stock Unit Agreement – (3 of 3)

10.8**	Northern Trust Corporation Management Performance Plan, as amended and restated effective July 15, 2008 (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.9**	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit (10)(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.10**	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xvii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	First Amendment, dated October 20, 2009 (incorporated herein by reference to Exhibit (10)(xiii)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.11**	Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit (10)(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.11**	Revised Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit (10)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Description
10.12**	Form of Employment Security Agreement (Tier 2) (incorporated herein by reference to Exhibit 10.I to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.13	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

10.14	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee (incorporated herein by reference to Exhibit 4(j) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

10.15	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit (4)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.16	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee (incorporated herein by reference to Exhibit (4)(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.17**	Northern Partners Incentive Plans

(i)**	North American Plan, as amended and restated effective as of November 1, 2010 (incorporated herein by reference to Exhibit (10)(xviii)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

(ii)**	EMEA Plan, as amended and restated effective as of November 1, 2010 (incorporated herein by reference to Exhibit (10)(xviii)(2) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

(iii)**	APAC Plan, as amended and restated effective as of November 1, 2010 (incorporated herein by reference to Exhibit (10)(xviii)(3) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.18	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10 (xxxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.19**	Form of Terms and Conditions – 2012 Long-Term Cash Incentive Award under the Long-Term Cash Incentive Plan

13	2011 Annual Report to Stockholders.

14	Code of Business Conduct and Ethics (incorporated herein by reverence to Exhibit 14.1 to the Corporation’s Current Report on Form 8-K dated July 19, 2011).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Corporate Governance Guidelines (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K dated February 17, 2010).

101	The following financial and related information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

**	Indicates a management contract or a compensatory plan or agreement

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

Northern Trust Corporation