Form 10-Q
period 2012-03-31
NORTHERN TRUST CORP
filed 2012-04-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

241,149,572 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2012)

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

($ In Millions Except Per Share Information)

	Three Months Ended March 31
PERIOD ENDED:	2012	2011	% Change
	(Unaudited)	(Unaudited)
Noninterest Income
Trust, Investment and Other Servicing Fees	$575.2	$514.9	12%
Foreign Exchange Trading Income	61.9	84.8	(27)
Treasury Management Fees	17.4	18.6	(6)
Security Commissions and Trading Income	18.3	15.0	22
Other Operating Income	38.6	35.7	8
Investment Security Gains (Losses), net	(2.4)	(5.5)	(57)

Total Noninterest Income	709.0	663.5	7

Net Interest Income	256.4	234.4	9
Provision for Credit Losses	5.0	15.0	(67)

Income before Noninterest Expenses	960.4	882.9	9

Noninterest Expense
Compensation	321.6	294.0	9
Employee Benefits	68.1	54.8	24
Outside Services	128.2	124.0	3
Equipment and Software	90.8	73.4	24
Occupancy	41.8	42.6	(2)
Visa Indemnification Benefit	—	(10.1)	(100)
Other Operating Expense	73.1	74.2	(2)

Total Noninterest Expense	723.6	652.9	11

Income before Income Taxes	236.8	230.0	3
Provision for Income Taxes	75.6	79.0	(4)

Net Income	$161.2	$151.0	7%

Average Total Assets	$95,128.1	$83,265.7	14%

Per Common Share
Net Income – Basic	$0.66	$0.62	6%
– Diluted	0.66	0.61	8
Cash Dividends Declared Per Common Share	0.58	0.28	N/M
Book Value – End of Period (EOP)	29.95	28.65	5
Market Price – EOP	47.45	50.75	(7)

Ratios
Return on Average Common Equity	9.04%	8.94%
Return on Average Assets	0.68	0.74
Dividend Payout Ratio	87.9	45.4
Average Stockholders’ Equity to Average Assets	7.5	8.2

PERIOD END:	March 31, 2012	December 31, 2011	% Change
	(Unaudited)
Balance Sheet
Senior Notes	$2,122.6	$2,126.7	—%
Long-Term Debt	1,785.6	2,133.3	(16)
Floating Rate Capital Debt	277.0	276.9	—

Ratios
Tier 1 Capital to Risk-Weighted Assets – EOP	12.4%	12.5%
Total Capital to Risk-Weighted Assets – EOP	14.0	14.2
Tier 1 Leverage Ratio	7.6	7.3

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

General

Northern Trust Corporation (the Corporation) and its subsidiaries is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families, and individuals worldwide. Northern Trust focuses on servicing and managing client assets through its two primary business units, Personal Financial Services (PFS) and Corporate & Institutional Services (C&IS). Asset management and related services to PFS and C&IS clients are provided primarily by a third business unit, Northern Trust Global Investments (NTGI). Northern Trust emphasizes quality through a high level of service complemented by the effective use of technology, delivered by a fourth business unit, Operations & Technology (O&T). Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.

The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors should also read the section entitled “Factors Affecting Future Results.”

Overview

Net income for the first quarter of 2012 totaled $161.2 million compared with $151.0 million in the first quarter of 2011. Net income per common share on a diluted basis was $0.66 compared with $0.61 in the prior year quarter.

The performance in the current quarter produced an annualized return on average common equity of 9.0% compared to 8.9% in the prior year quarter. The annualized return on average assets was 0.7% in both the current and prior year quarters.

Consolidated revenue of $965.4 million increased $67.5 million, or 8%, in the current quarter from $897.9 million in the prior year quarter, partly due to acquisitions completed in June and July of 2011. Noninterest income, which represented 73% of revenue, increased $45.5 million, or 7%, to $709.0 million from the prior year quarter’s $663.5 million, primarily reflecting higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income. Trust, investment and other servicing fees, which represented 60% of current quarter revenue, were $575.2 million in the current quarter, up $60.3 million, or 12%, from $514.9 million in the prior year quarter. Foreign exchange trading income totaled $61.9 million, down $22.9 million, or 27%, compared with $84.8 million in the prior year quarter.

Net interest income for the quarter increased $22.0 million, or 9%, to $256.4 million compared to $234.4 million in the prior year quarter.

Noninterest expense totaled $723.6 million for the current quarter compared to $652.9 million in the prior year quarter, an increase of $70.7 million, or 11%. The current quarter

Overview (continued)

includes expense attributable to the acquisitions completed in June and July of 2011, higher equipment and software expense, and restructuring and integration related charges of $3.9 million ($2.6 million after tax, or $0.01 per common share), primarily related to outside services expense. The prior year quarter included restructuring and integration related charges of $3.8 million ($3.2 million after tax, or $0.02 per common share). The prior year quarter also included the pre-tax benefit of $10.1 million ($6.4 million after tax, or $0.02 per common share) that was recorded in connection with the reduction of a liability related to potential losses from indemnified litigation involving Visa, Inc. (Visa).

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2012	2011	Change
Trust, Investment and Other Servicing Fees	$575.2	$514.9	$60.3	12%
Foreign Exchange Trading Income	61.9	84.8	(22.9)	(27)
Treasury Management Fees	17.4	18.6	(1.2)	(6)
Security Commissions and Trading Income	18.3	15.0	3.3	22
Other Operating Income	38.6	35.7	2.9	8
Investment Security Gains (Losses), net	(2.4)	(5.5)	3.1	(57)

Total Noninterest Income	$709.0	$663.5	$45.5	7%

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

Noninterest Income (continued)

The following table presents Northern Trust’s assets under custody and assets under management by business segment.

				Change	Change
Assets Under Custody	March 31,	December 31,	March 31,	Q1-12/	Q1-12/
($ In Billions)	2012	2011	2011	Q4-11	Q1-11
Corporate and Institutional	$4,188.6	$3,877.6	$3,971.4	8%	5%
Personal	406.6	385.2	384.6	6	6

Total Assets Under Custody	$4,595.2	$4,262.8	$4,356.0	8%	5%

				Change	Change
Assets Under Management	March 31,	December 31,	March 31,	Q1-12/	Q1-12/
($ In Billions)	2012	2011	2011	Q4-11	Q1-11
Corporate and Institutional	$537.4	$489.2	$493.8	10%	9%
Personal	179.1	173.7	168.4	3	6

Total Assets Under Management	$716.5	$662.9	$662.2	8%	8%

Corporate & Institutional Services (C&IS) assets under custody totaled $4.2 trillion, up 5% from the prior year quarter, and included $2.6 trillion of global custody assets, 4% higher compared to the prior year quarter. C&IS assets under management included $96.5 billion of securities lending collateral, a 12% decrease from the prior year quarter. Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500 index of 6% and decline in the EAFE index (USD) of 9%.

Custodied and managed assets at the current and prior year quarter ends were invested as follows:

	March 31, 2012			March 31, 2011
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	45%	45%	45%	49%	46%	48%
Fixed Income Securities	36	26	35	34	26	33
Cash and Other Assets	19	29	20	17	28	19

	March 31, 2012			March 31, 2011
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	51%	37%	47%	47%	37%	44%
Fixed Income Securities	14	32	19	14	30	18
Cash and Other Assets	35	31	34	39	33	38

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS increased $45.7 million, or 17%, totaling $317.0 million compared to the prior year quarter’s $271.3 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended March 31,
($ In Millions)	2012	2011	Change
Custody and Fund Administration	$209.8	$169.0	$40.8	24%
Investment Management	61.8	67.1	(5.3)	(8)
Securities Lending	21.5	17.0	4.5	27
Other	23.9	18.2	5.7	31

Total	$317.0	$271.3	$45.7	17%

Custody and fund administration fees, the largest component of C&IS fees, increased 24%, primarily reflecting revenue attributable to the 2011 acquisitions and other new business. C&IS investment management fees declined 8% as the benefit of new business was offset by waived fees in money market mutual funds due to the persistent low short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $10.6 million in the current quarter compared with $4.6 million in the prior year quarter.

Trust, investment and other servicing fees from PFS totaled $258.2 million in the current quarter, increasing $14.6 million, or 6%, from $243.6 million in the prior year quarter. The increase in the current quarter primarily reflects strong new business and revised fee structures, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in PFS totaled $14.8 million in the current quarter compared with $12.1 million in the prior year quarter.

Foreign exchange trading income totaled $61.9 million, down $22.9 million, or 27%, compared with $84.8 million in the prior year quarter. The current quarter decrease is attributable to reduced market volatility and client trading volumes.

Other operating income totaled $38.6 million, up 8% from $35.7 million in the prior year quarter. The components of other operating income are provided below.

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2012	2011	Change
Loan Service Fees	$16.8	$15.6	$1.2	7%
Banking Service Fees	13.9	13.9	—	—
Other Income	7.9	6.2	1.7	26

Total Other Operating Income	$38.6	$35.7	$2.9	8%

The increase in other operating income is primarily attributable to increases in loan service fees and miscellaneous other income items.

Net investment security losses totaled $2.4 million in the current quarter compared to $5.5 million in the prior year quarter. The current quarter included credit-related other-than-temporary impairment of residential mortgage-backed securities and auction rate securities totaling $3.1 million. The prior year quarter included $5.1 million of other-than-temporary impairment of residential mortgage-backed securities.

Net Interest Income

Net interest income for the quarter stated on a fully taxable equivalent (FTE) basis totaled $266.3 million, up $21.4 million, or 9%, from $244.9 million reported in the prior year quarter. The increase is primarily attributable to higher average earning assets, partially offset by a decline in the net interest margin. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 19.

Average earning assets for the quarter increased $10.7 billion, or 14%, to $86.1 billion from $75.4 billion in the prior year quarter, while the net interest margin was 1.24%, down from 1.32% in the prior year quarter. Average earning assets increased primarily due to increases in demand deposits and non-U.S. office interest-bearing deposits, which were invested primarily in investment securities and interest-bearing deposits with banks. The benefit of higher deposits was limited as yields on high quality investments declined resulting in a lower net interest margin.

Average investment securities increased $9.1 billion, or 41%, to $31.3 billion in the current quarter compared to $22.2 billion in the prior year quarter. Average interest-bearing deposits with banks totaled $18.2 billion for the current quarter compared to $16.2 billion for the prior year quarter, an increase of $2.0 billion, or 13%.

Loans and leases averaged $28.6 billion, an increase of $820.6 million, or 3%, from $27.8 billion in the prior year quarter. The increase was primarily attributable to growth in commercial and institutional loans, which averaged $7.0 billion in the current quarter, up $1.0 billion, or 17%, from the prior year quarter’s average of $6.0 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $56.7 billion in the current quarter compared to $53.8 million in the prior year quarter. The increase of $2.9 billion, or 5%, was primarily attributable to non-U.S. office interest-bearing deposits. Other interest-related funds averaged $8.6 billion in the quarter, a decrease of $1.4 billion, or 14%, as compared to $10.0 billion in the prior year quarter, primarily due to lower levels of short-term borrowings and long-term debt. The balances within these classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets increased $9.2 billion, or 80%, to $20.8 billion from $11.6 billion in the prior year quarter, resulting primarily from higher levels of U.S. office demand and other noninterest-bearing deposits. Deposit balances are down from the December 31, 2011 levels, however, with March 31, 2012 interest-bearing deposits totaling $54.0 billion, down $2.4 billion, or 4%, and noninterest-bearing deposits totaling $19.9 billion, down $6.4 billion, or 24%, as client deposits declined in the current quarter.

Net Interest Income (continued)

For additional analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on page 20.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the current quarter and $15.0 million in the prior year quarter. Net charge-offs totaled $5.8 million for the current quarter and included $8.6 million of recoveries, compared to $21.6 million of net charge-offs in the prior year quarter which included $13.8 million of recoveries. Nonperforming loans decreased $63.0 million, or 19%, from the prior year quarter. Commercial and institutional loans and commercial real estate loans reflect improvement from the prior year quarter, while weakness persists within residential real estate loans. Other real estate owned decreased $33.9 million, or 60%, compared to the prior year quarter, primarily reflecting sales of properties. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2012	2011	Change
Compensation	$321.6	$294.0	$27.6	9%
Employee Benefits	68.1	54.8	13.3	24
Outside Services	128.2	124.0	4.2	3
Equipment and Software	90.8	73.4	17.4	24
Occupancy	41.8	42.6	(0.8)	(2)
Visa Indemnification Benefit	—	(10.1)	10.1	N/M
Other Operating Expenses	73.1	74.2	(1.1)	(2)

Total Noninterest Expense	$723.6	$652.9	$70.7	11%

The increase in noninterest expense in the current quarter primarily reflects the acquisitions completed in June and July of 2011, higher equipment and software expense, and the pre-tax benefit of $10.1 million that was recorded in the prior year quarter from the reduction of the Visa indemnification liability.

Compensation expense, the largest component of noninterest expense, equaled $321.6 million, up $27.6 million, or 9%, compared to $294.0 million in the prior year quarter. The increase primarily reflects higher full-time equivalent staff levels, the majority of the increase being attributable to the 2011 acquisitions, and annual merit increases. Staff on a full-time equivalent basis at March 31, 2012 totaled approximately 13,900, up 7% from a year ago.

Employee benefit expense equaled $68.1 million, up $13.3 million, or 24%, compared to $54.8 million in the prior year quarter. Employee benefit expense for the prior year quarter included a $9.7 million reversal of an employee benefit related accrual for which

Noninterest Expense (continued)

the 2010 goal was not met. The current quarter reflects higher full-time equivalent staff levels and higher federal and unemployment insurance expense.

Expense associated with outside services totaled $128.2 million, up 3% from $124.0 million in the prior year quarter. The increase was primarily due to higher expense associated with technical services, due in part to the 2011 acquisitions, partially offset by lower consulting and third-party advisory fees.

Equipment and software expense totaled $90.8 million, an increase of $17.4 million, or 24%, from $73.4 million in the prior year quarter. The current quarter reflects a $4.6 million software write-off and higher levels of software amortization and related software support costs from the continued investment in capital assets.

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2012	2011	Change
Business Promotion	$28.3	$29.4	$(1.1)	(4)%
FDIC Insurance Premiums	4.3	7.9	(3.6)	(46)
Staff Related	7.6	7.7	(0.1)	(1)
Other Intangible Amortization	4.6	3.3	1.3	38
Other Expenses	28.3	25.9	2.4	9

Total Other Operating Expense	$73.1	$74.2	$(1.1)	(2)%

The decrease in Federal Deposit Insurance Corporation (FDIC) premiums primarily reflects lower premiums resulting from changes in the FDIC’s assessment methodology. Other intangible amortization for the current quarter includes expense associated with intangible assets acquired in 2011. The increase in other expenses reflects increases within various other miscellaneous expense categories.

Provision for Income Taxes

Income tax expense was $75.6 million in the current quarter, representing an effective tax rate of 31.9%, and $79.0 million in the prior year quarter, representing an effective tax rate of 34.3%. The prior year quarter included adjustments to deferred tax provisions as a result of the Illinois corporate income tax rate increase which was enacted in January 2011.

BUSINESS UNIT REPORTING

The following table reflects the earnings contributions and average assets of Northern Trust’s business units for the three month periods ended March 31, 2012 and 2011. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest Income Trust, Investment and Other Servicing Fees	$317.0	$271.3	$258.2	$243.6	$—	$—	$575.2	$514.9
Other	106.1	124.3	27.1	31.6	0.6	(7.3)	133.8	148.6
Net Interest Income (FTE)*	77.0	61.7	161.1	149.2	28.2	34.0	266.3	244.9

Revenues*	500.1	457.3	446.4	424.4	28.8	26.7	975.3	908.4
Provision for Credit Losses	0.5	(14.6)	4.5	29.6	—	—	5.0	15.0
Noninterest Expenses	398.0	339.9	303.7	290.0	21.9	23.0	723.6	652.9

Income before Income Taxes*	101.6	132.0	138.2	104.8	6.9	3.7	246.7	240.5
Provision for Income Taxes*	33.6	49.8	52.3	41.7	(0.4)	(2.0)	85.5	89.5

Net Income	$68.0	$82.2	$85.9	$63.1	$7.3	$5.7	$161.2	$151.0

Percentage of Consolidated Net Income	42%	54%	53%	42%	5%	4%	100%	100%
Average Assets	$49,662.2	$43,710.7	$23,563.9	$23,630.3	$21,902.0	$15,924.7	$95,128.1	$83,265.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.9 million for 2012 and $10.5 million for 2011.

Corporate and Institutional Services

C&IS net income for the quarter was $68.0 million compared with $82.2 million in the prior year quarter, a decrease of $14.2 million, or 17%.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended March 31,
($ In Millions)	2012	2011	Change
Custody and Fund Administration	$209.8	$169.0	$40.8	24%
Investment Management	61.8	67.1	(5.3)	(8)
Securities Lending	21.5	17.0	4.5	27
Other	23.9	18.2	5.7	31

Total	$317.0	$271.3	$45.7	17%

The increase in C&IS trust, investment and other servicing fees primarily reflects revenue attributable to the 2011 acquisitions and other new business, partially offset by increased money market mutual fund fee waivers. Custody and fund administration fees, the largest component of C&IS fees, increased 24%, primarily as a result of the 2011 acquisitions and other new business. The decrease in investment management fees is primarily due to higher waived fees in money market mutual funds attributable to the persistent low level of short-term interest rates, partially offset by new business. Money market mutual fund fee waivers in C&IS totaled $10.6 million in the current quarter compared with $4.6 million in the prior year quarter. Securities lending revenue increased 27%, primarily due to higher spreads on the investment of cash collateral.

Corporate and Institutional Services (continued)

Other noninterest income decreased $18.2 million, or 15%, in the current quarter as compared to the prior year quarter, as a result of lower foreign exchange trading income. The decrease in foreign exchange trading income is attributable to reduced market volatility and client volumes.

Net interest income stated on an FTE basis was up $15.3 million, or 25%, from the prior year quarter, primarily reflecting an increase in average earning assets. The net interest margin equaled 0.74% compared with 0.62% reported in the prior year quarter. The higher net interest margin is primarily attributable to increased interest rates earned on investments in short-term interest-bearing deposits with banks that were funded by lower yielding interest-bearing deposits. Earning assets averaged $41.7 billion for the quarter, an increase of $3.5 billion, or 9%, from $38.2 billion the prior year quarter, funded chiefly by higher non-U.S. custody related interest-bearing deposits which were primarily invested in low yielding short-term interest-bearing deposits with banks and in securities.

A provision for credit losses of $0.5 million was recorded in the current quarter, reflecting improvement in underlying asset quality metrics within commercial and institutional loans and commercial real estate loans. Total loans and leases averaged $5.9 billion in the current quarter up $1.3 billion, or 27%, from the prior year quarter. The prior year quarter’s negative provision totaled $14.6 million, partially attributable to a high level of charge-off recoveries in the period.

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $398.0 million compared with $339.9 million for the prior year quarter, an increase of $58.1 million, or 17%. The increase reflects higher compensation and outside service expenses, partly due to the 2011 acquisitions, and increased indirect expense allocations.

Personal Financial Services

PFS net income for the current quarter was $85.9 million compared to $63.1 million reported in the prior year quarter, an increase of $22.8 million, or 36%. Noninterest income was $285.3 million, up $10.1 million, or 4%, from $275.2 million in the prior year quarter. Trust, investment and other servicing fees totaled $258.2 million in the current quarter, increasing $14.6 million, or 6%, from $243.6 million in the prior year quarter. The increase in trust, investment and other servicing fees was primarily the result of strong new business and revised fee structures, partially offset by higher waived fees in money market mutual funds. PFS waived fees in money market mutual funds, attributable to the continued low level of short-term interest rates, totaled $14.8 million in the current quarter compared with $12.1 million in the prior year quarter. Other noninterest income totaled $27.1 million, down 14% from $31.6 million in the prior year quarter due to decreases within various miscellaneous noninterest income categories.

Personal Financial Services (continued)

Net interest income stated on an FTE basis was $161.1 million in the current quarter, an increase of $11.9 million, or 8%, compared to $149.2 million in the prior year quarter. The net interest margin was 2.82% in the current quarter compared to 2.60% in the prior year quarter. The higher net interest margin is primarily due to a change in the application of internal funds transfer pricing used in determining net interest income, as well as a decline in the average cost of interest-bearing funds.

A provision for credit losses of $4.5 million was recorded in the current quarter. The prior year quarter’s provision totaled $29.6 million. The current quarter provision reflects improvement in the underlying asset quality metrics within commercial and institutional loans and commercial real estate loans, partially offset by continued weakness in residential real estate loans. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section below.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $303.7 million compared with $290.0 million in the prior year quarter, an increase of $13.7 million, or 5%. The increase was primarily attributable to higher indirect expense allocations.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income for the current quarter totaled $0.6 million, compared with negative $7.3 million in the prior year quarter. The change in other noninterest income is due to increases within various miscellaneous noninterest income categories and lower levels of investment security losses. The current quarter included charges of $3.1 million for credit-related other-than-temporary impairment of residential mortgage-backed securities and auction rate securities. The prior year quarter included charges of $5.1 million for credit-related other-than-temporary impairment of residential mortgage-backed securities. Net interest income in the current quarter was $28.2 million, compared to $34.0 million in the prior year quarter, a decrease of $5.8 million, or 17%. The decrease reflects a change in the application of internal funds transfer pricing used in determining net interest income, as well as lower yields on securities in the prolonged low interest rate environment. Average assets increased $6.0 billion, or 38%, to $21.9 billion in the current quarter, reflecting higher levels of interest-bearing deposits and investment securities, funded primarily by non-U.S interest-bearing deposits and allocated capital. Noninterest expense for the quarter totaled $21.9 million compared with $23.0 million in the prior year quarter, a decrease of 5%.

BALANCE SHEET

Total assets at March 31, 2012 were $91.6 billion and averaged $95.1 billion for the current quarter, compared with total assets of $92.7 billion at March 31, 2011 and average total assets of $83.3 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $29.2 billion at March 31, 2012 and averaged $28.6 billion in the current quarter as compared to $27.9 billion at March 31, 2011 and a $27.8 billion average in the prior year quarter. Securities totaled $32.1 billion at March 31, 2012 and averaged $31.3 billion for the quarter, up 38% and 41%, respectively, compared with $23.2 billion at March 31, 2011 and $22.2 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets in aggregate totaled $21.4 billion at March 31, 2012 and averaged $26.2 billion in the current quarter, down 33% and up 3%, respectively, from the year-ago quarter balances. The increase in average total assets was funded primarily by higher levels of demand and other non-interest bearing balances and non-U.S. office interest-bearing deposits.

Total stockholders’ equity averaged $7.2 billion, up $314.5 million, or 5%, from the prior year quarter’s average of $6.9 billion. The current quarter increase primarily reflects earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the current quarter, the Corporation repurchased 328,687 shares at a cost of $14.5 million ($43.98 average price per share). The Corporation’s common stock repurchase authorization was replaced in March of 2012, pursuant to which the Corporation is authorized to purchase up to 10.0 million shares after March 31, 2012.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2012 and were well above the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total capital (risk-based), and 3% for leverage (tier 1 capital to period average assets). The Corporation and the Bank each had capital ratios at March 31, 2012 that were above the level required for classification as a “well capitalized” institution. Shown below are the March 31, 2012 and December 31, 2011 capital ratios of the Corporation and the Bank for the three months ended March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	12.4%	14.0%	7.6%	12.5%	14.2%	7.3%
The Northern Trust Company	11.7%	13.6%	7.1%	11.7%	13.8%	6.8%

BALANCE SHEET (continued)

The following table provides a reconciliation of the Corporation’s tier 1 common equity to tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP.

	March 31,	December 31,
($ In Millions)	2012	2011
Tier 1 Capital	$7,157.4	$7,104.6
Less – Floating Rate Capital Securities	268.6	268.6

Tier 1 Common Equity	$6,888.8	$6,836.0

Ratios
Tier 1 Capital	12.4%	12.5%
Tier 1 Common Equity	11.9%	12.1%

Northern Trust is providing the ratio of tier 1 common equity to risk-weighted assets in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is a measure that the Corporation and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 85% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2012 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, supranational bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, supranational bonds, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 1% was rated below double-A, and 10% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Total gross unrealized losses within the investment securities portfolio at March 31, 2012 were $66.8 million as compared to $85.0 million at December 31, 2011. Of the total gross unrealized losses on securities at March 31, 2012, $23.9 million relate to non-agency residential mortgage-backed securities. Non-agency residential mortgage-backed securities rated below double-A at March 31, 2012 represented 85% of the total fair value of non-agency residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $140.5 million and $117.2 million, respectively.

Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible OTTI in accordance with GAAP and

ASSET QUALITY (continued)

Northern Trust’s security impairment review policy. Credit related losses recognized in earnings on other-than-temporarily impaired securities totaled $3.1 million for the three months ended March 31, 2012. There were $5.1 million of credit-related losses recognized in earnings for the three months ended March 31, 2011 on other-than-temporarily impaired securities.

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

Eurozone Exposure

As of March 31, 2012, Northern Trust’s gross exposure to obligors in Portugal, Italy, Ireland, Greece and Spain, eurozone countries considered by Northern Trust to be experiencing significant economic, fiscal and/or political strains, totaled approximately $610 million, or less than 1% of Northern Trust’s total consolidated assets. The largest such exposure, totaling $608 million, was to obligors in Ireland, of which $6 million was to banks and $602 million was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to these borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. The remaining exposure reflects $2 million to banks in Spain in connection with foreign exchange contracts. There was negligible exposure to obligors in Portugal, Italy, or Greece. Exposure levels at March 31, 2012 reflect Northern Trust’s risk management policies and practices, which operated to limit exposures to higher risk European financial and sovereign entities.

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

	March 31,		December 31,		March 31,
($ In Millions)	2012		2011		2011
Nonperforming Loans and Leases Commercial
Commercial and Institutional	$28.6		$31.3		$52.3
Commercial Real Estate	69.8		79.5		111.9

Total Commercial	98.4		110.8		164.2

Personal
Residential Real Estate	160.0		177.6		158.0
Private Client	3.7		5.3		2.9

Total Personal	163.7		182.9		160.9

Total Nonperforming Loans and Leases	262.1		293.7		325.1
Other Real Estate Owned	22.4		21.2		56.3

Total Nonperforming Assets	$284.5		$314.9		$381.4

90 Day Past Due Loans Still Accruing	$21.0		$13.1		$13.9

Nonperforming Loans and Leases to Total Loans and Leases	0.90%		1.01%		1.17%

Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans	1.1	x	1.0	x	1.0	x

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. The duration and severity of the economic downturn which began in 2008, together with its impact on equity and real estate values, had a negative effect on Northern Trust’s credit portfolio and resulted in increases from prior historical levels of credits downgraded to nonperforming, primarily the residential real estate and commercial real estate loan classes, and of OREO properties. The $30.4 million decrease in nonperforming assets during the current quarter primarily reflects nonperforming loan payoffs and sales as well as amounts charged off, partially offset by additional loans classified as nonperforming, though at a lower level than in the more recent periods.

Importantly, Northern Trust focuses its lending efforts on clients who are looking to utilize a full range of financial services with Northern Trust. Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of conventional home mortgages and equity credit lines, which generally require a loan to collateral value of no more than 65% to 80% at inception. Revaluations of supporting

ASSET QUALITY (continued)

collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to highly experienced developers and/or investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required.

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

The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. Changes in collateral values, delinquency ratios, portfolio volume and concentration, and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative allowance factors that are applied in the determination of inherent allowance requirements.

A $5.0 million provision for credit losses was recorded in the current quarter and a $15.0 million provision was recorded in the prior year first quarter. The current quarter provision reflects improvement in the commercial and institutional loan class, partially offset by continued weakness in the commercial real estate and residential real estate loan classes.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2012 and 2011 due to charge-offs, recoveries, and the provision for credit losses.

ASSET QUALITY (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	March 31, 2012		December 31, 2011		March 31, 2011
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$36.5	—%	$47.3	—%	$60.4	—%

Allocated Inherent Allowance Commercial
Commercial and Institutional	88.9	24	90.0	24	106.7	21
Commercial Real Estate	79.0	10	77.1	10	78.6	12
Lease Financing, net	3.1	4	1.8	3	1.5	4
Non-U.S.	3.7	4	4.7	4	4.0	3
Other	—	2	—	1	—	3

Total Commercial	174.7	44	173.6	42	190.8	43

Personal
Residential Real Estate	100.2	36	92.0	37	85.9	39
Private Client	16.7	19	16.0	20	13.7	18
Other	—	1	—	1	—	—

Total Personal	116.9	56	108.0	58	99.6	57

Total Allocated Inherent Allowance	$291.6	100%	$281.6	100%	$290.4	100%

Total Allowance for Credit Losses	328.1		328.9		350.8

Allowance Assigned to:
Loans and Leases	$295.5		$294.8		$313.5
Unfunded Commitments and Standby Letters of Credit	32.6		34.1		37.3

Total Allowance for Credit Losses	$328.1		$328.9		$350.8

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.01%		1.01%		1.12%

MARKET RISK MANAGEMENT

As described in the 2011 Annual Report to Shareholders, Northern Trust manages its interest rate risk through two primary measurement techniques: simulation of earnings and simulation of economic value of equity. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position, as measured by current market implied forward interest rates and sensitivity analyses, and the VaR associated with the foreign exchange trading portfolio, have not changed significantly since December 31, 2011.

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

	Three Months Ended
	March 31, 2012			March 31, 2011
($ In Millions)	Reported	FTE Adj.	FTE*	Reported	FTE Adj.	FTE*
Interest Income	$341.0	$9.9	$350.9	$347.1	$10.5	$357.6
Interest Expense	84.6	—	84.6	112.7	—	112.7

Net Interest Income	$256.4	$9.9	$266.3	$234.4	$10.5	$244.9

Net Interest Margin	1.20%		1.24%	1.26%		1.32%

*	Fully taxable equivalent (FTE).

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	First Quarter
EQUIVALENT BASIS)	2012			2011
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.1	$246.6	0.12%	$0.1	$251.1	0.15%
Interest-Bearing Deposits with Banks	50.6	18,246.4	1.11	37.6	16,153.8	0.94
Federal Reserve Deposits and Other Interest-Bearing Securities	5.1	7,685.3	0.27	6.4	8,950.1	0.29
U.S. Government	7.6	2,969.8	1.03	4.4	973.6	1.82
Obligations of States and Political Subdivisions	8.1	493.0	6.60	10.9	667.9	6.54
Government Sponsored Agency	29.7	17,542.9	0.68	24.2	12,615.5	0.78
Other (1)	30.9	10,264.7	1.21	26.3	7,989.4	1.34

Total Securities	76.3	31,270.4	0.98	65.8	22,246.4	1.20

Loans and Leases (2)	218.8	28,615.6	3.08	247.7	27,795.0	3.61

Total Earning Assets	350.9	86,064.3	1.64	357.6	75,396.4	1.92

Allowance for Credit Losses Assigned to Loans and Leases	—	(293.0)	—	—	(319.2)	—
Cash and Due from Banks	—	4,002.5	—	—	3,431.6	—
Buildings and Equipment	—	492.3	—	—	503.8	—
Client Security Settlement Receivables	—	421.0	—	—	428.9	—
Goodwill	—	534.1	—	—	405.1	—
Other Assets	—	3,906.9	—	—	3,419.1	—

Total Assets	$—	$95,128.1	—%	$—	$83,265.7	—%

Average Source of Funds
Deposits
Savings and Money Market	$5.2	$14,606.8	0.14%	$8.1	$13,901.7	0.24%
Savings Certificates and Other Time	5.1	3,071.4	0.67	8.1	3,831.3	0.85
Non-U.S. Offices - Interest-Bearing	36.0	38,980.8	0.37	50.5	36,075.3	0.57

Total Interest-Bearing Deposits	46.3	56,659.0	0.33	66.7	53,808.3	0.50
Short-Term Borrowings	1.5	4,228.2	0.14	2.5	5,130.3	0.20
Senior Notes	16.9	2,125.2	3.20	15.7	1,893.2	3.36
Long-Term Debt	19.1	1,989.4	3.86	27.1	2,723.3	4.04
Floating Rate Capital Debt	0.8	277.0	1.12	0.7	276.9	0.87

Total Interest-Related Funds	84.6	65,278.8	0.52	112.7	63,832.0	0.72

Interest Rate Spread	—	—	1.12	—	—	1.20
Demand and Other Noninterest-Bearing Deposits	—	19,467.2	—	—	9,748.8	—
Other Liabilities	—	3,214.8	—	—	2,832.1	—
Stockholders’ Equity	—	7,167.3	—	—	6,852.8	—

Total Liabilities and Stockholders’ Equity	—	$95,128.1	—	—	$83,265.7	—

Net Interest Income/Margin (FTE Adjusted)	$266.3	$—	1.24%	$244.9	$—	1.32%

Net Interest Income/Margin (Unadjusted)	$256.4	$—	1.20%	$234.4	$—	1.26%

ANALYSIS OF NET INTEREST INCOME CHANGES
DUE TO VOLUME AND RATE
				Three Months 2012/2011
				Change Due To
(In Millions)				Average Balance	Rate	Total
Earning Assets (FTE)				$38.3	$(45.0)	$(6.7)
Interest-Related Funds				(2.3)	(25.8)	(28.1)

Net Interest Income (FTE)				$40.6	$(19.2)	$21.4

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of March 31, 2012 and 2011.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $9.9 million and $10.5 million for the three months ended March 31, 2012 and 2011, respectively.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains statements that may be considered forward-looking, such as the statements relating to Northern Trust’s financial goals, capital adequacy, dividend policy, expansion and business development plans, risk management policies, anticipated expense levels and projected profit improvements, business prospects and positioning with respect to market, demographic and pricing trends, strategic initiatives, reengineering and outsourcing activities, new business results and outlook, changes in securities market prices, credit quality including allowance levels, planned capital expenditures and technology spending, anticipated tax benefits and expenses, and the effects of any extraordinary events and various other matters (including developments with respect to litigation, other contingent liabilities and obligations, and regulation involving Northern Trust and changes in accounting policies, standards and interpretations) on Northern Trust’s business and results.

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and particularly the continuing uncertainty in Europe; the recent downgrade of U.S. Government issued securities; the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of the recent disruption and stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and other markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of

FACTORS AFFECTING FUTURE RESULTS (continued)

continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required, including for the use and distribution of capital; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenues in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s success in implementing its revenue enhancement and expense management initiatives; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to recent adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II, and potential legislation and regulations, including Basel III and regulations that may be promulgated under the Dodd-Frank Act, could affect required

FACTORS AFFECTING FUTURE RESULTS (continued)

regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2011 Annual Report to Shareholders (pages 49-61), in the section of the “Notes to Consolidated Financial Statements” in the 2011 Annual Report to Shareholders captioned “Note 25 – Contingent Liabilities” (pages 111 and 112), in the sections of “Item 1 – Business” of the 2011 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 3-14), and in “Item 1A – Risk Factors” of the 2011 Annual Report on Form 10-K (pages 28-37). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	March 31 2012	December 31 2011
	(Unaudited)
Assets
Cash and Due from Banks	$4,280.3	$4,315.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	290.9	121.3
Interest-Bearing Deposits with Banks	18,871.3	16,696.4
Federal Reserve Deposits and Other Interest-Bearing	2,228.0	13,448.6
Securities
Available for Sale	30,906.8	30,192.5
Held to Maturity (Fair value of $727.2 and $817.1)	709.7	799.2
Trading Account	9.3	8.0

Total Securities	31,625.8	30,999.7

Loans and Leases
Commercial	12,685.5	12,354.3
Personal	16,470.8	16,709.6

Total Loans and Leases (Net of unearned income of $365.6 and $374.1)	29,156.3	29,063.9

Allowance for Credit Losses Assigned to Loans and Leases	(295.5)	(294.8)
Buildings and Equipment	481.2	494.5
Client Security Settlement Receivables	985.3	778.3
Goodwill	536.5	532.0
Other Assets	3,444.2	4,068.5

Total Assets	$91,604.3	$100,223.7

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$16,412.4	$22,792.0
Savings and Money Market	14,349.0	17,470.8
Savings Certificates and Other Time	3,093.8	3,058.3
Non U.S. Offices – Noninterest-Bearing	3,502.4	3,488.4
– Interest-Bearing	36,575.4	35,868.0

Total Deposits	73,933.0	82,677.5
Federal Funds Purchased	1,973.7	815.3
Securities Sold Under Agreements to Repurchase	284.0	1,198.8
Other Borrowings	1,103.0	931.5
Senior Notes	2,122.6	2,126.7
Long-Term Debt	1,785.6	2,133.3
Floating Rate Capital Debt	277.0	276.9
Other Liabilities	2,902.2	2,946.4

Total Liabilities	84,381.1	93,106.4

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 241,149,572 and 241,008,509	408.6	408.6
Additional Paid-In Capital	981.9	977.5
Retained Earnings	6,323.5	6,302.3
Accumulated Other Comprehensive Loss	(276.3)	(345.6)
Treasury Stock (4,021,952 and 4,163,015 shares, at cost)	(214.5)	(225.5)

Total Stockholders’ Equity	7,223.2	7,117.3

Total Liabilities and Stockholders’ Equity	$91,604.3	$100,223.7

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
($ In Millions Except Per Share Information)	2012	2011
Noninterest Income
Trust, Investment and Other Servicing Fees	$575.2	$514.9
Foreign Exchange Trading Income	61.9	84.8
Treasury Management Fees	17.4	18.6
Security Commissions and Trading Income	18.3	15.0
Other Operating Income	38.6	35.7
Investment Security Gains (Losses), net (1)	(2.4)	(5.5)

Total Noninterest Income	709.0	663.5

Net Interest Income
Interest Income	341.0	347.1
Interest Expense	84.6	112.7

Net Interest Income	256.4	234.4
Provision for Credit Losses	5.0	15.0

Net Interest Income after Provision for Credit Losses	251.4	219.4

Noninterest Expense
Compensation	321.6	294.0
Employee Benefits	68.1	54.8
Outside Services	128.2	124.0
Equipment and Software	90.8	73.4
Occupancy	41.8	42.6
Visa Indemnification Benefit	—	(10.1)
Other Operating Expense	73.1	74.2

Total Noninterest Expense	723.6	652.9

Income before Income Taxes	236.8	230.0
Provision for Income Taxes	75.6	79.0

Net Income	$161.2	$151.0

Net Income Applicable to Common Stock	$161.2	$151.0

Per Common Share
Net Income – Basic	$0.66	$0.62
– Diluted	0.66	0.61

Average Number of Common Shares Outstanding – Basic	241,090,093	242,126,162
– Diluted	241,556,096	242,969,629

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2012	2011
Net Income	$161.2	$151.0
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	20.0	3.4
Net Unrealized Gains on Cash Flow Hedges	11.3	9.0
Foreign Currency Translation Adjustments	15.8	7.2
Pension and Other Postretirement Benefit Adjustments	22.2	6.1

Other Comprehensive Income	69.3	25.7

Comprehensive Income	$230.5	$176.7

(1) Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(3.1)	$0.1
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	(5.2)
Other Security Gains (Losses), net	0.7	(0.4)

Investment Security Gains (Losses), net	$(2.4)	$(5.5)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2012	2011
Common Stock
Balance at January 1 and March 31	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	977.5	920.0
Treasury Stock Transactions – Stock Options and Awards	(18.9)	(9.5)
Stock Options and Awards – Amortization	24.1	22.8
Stock Options and Awards – Tax Benefits	(0.8)	(0.5)

Balance at March 31	981.9	932.8

Retained Earnings
Balance at January 1	6,302.3	5,972.1
Net Income	161.2	151.0
Dividends Declared – Common Stock	(140.0)	(68.6)

Balance at March 31	6,323.5	6,054.5

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(345.6)	(305.3)
Net Unrealized Gains on Securities Available for Sale	20.0	3.4
Net Unrealized Gains on Cash Flow Hedges	11.3	9.0
Foreign Currency Translation Adjustments	15.8	7.2
Pension and Other Postretirement Benefit Adjustments	22.2	6.1

Balance at March 31	(276.3)	(279.6)

Treasury Stock
Balance at January 1	(225.5)	(165.1)
Stock Options and Awards	25.4	13.4
Stock Purchased	(14.4)	(36.4)

Balance at March 31	(214.5)	(188.1)

Total Stockholders’ Equity at March 31	$7,223.2	$6,928.2

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31
(In Millions)	2012	2011
Cash Flows from Operating Activities:
Net Income	$161.2	$151.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	2.4	5.5
Amortization and Accretion of Securities and Unearned Income	(19.6)	(9.0)
Provision for Credit Losses	5.0	15.0
Depreciation on Buildings and Equipment	22.4	22.2
Amortization of Computer Software	44.6	38.0
Amortization of Intangibles	4.6	3.3
Qualified Pension Plan Contribution	(12.3)	(10.6)
Visa Indemnification Benefit	—	(10.1)
Increase in Receivables	(17.4)	(34.9)
Decrease in Interest Payable	(13.8)	(11.8)
Net Change in Derivative Fair Value, Including Required Collateral	173.2	(53.2)
Other Operating Activities, net	407.3	(32.5)

Net Cash Provided by Operating Activities	757.6	72.9

Cash Flows from Investing Activities:
Net (Increase) Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	(169.6)	70.0
Net Increase in Interest-Bearing Deposits with Banks	(2,174.9)	(1,540.2)
Net (Increase) Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	11,220.7	(4,155.9)
Purchases of Securities – Held to Maturity	(53.2)	(48.0)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	143.9	67.2
Purchases of Securities – Available for Sale	(9,107.1)	(6,597.4)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	8,448.2	4,588.2
Net (Increase) Decrease in Loans and Leases	(97.3)	201.5
Purchases of Buildings and Equipment, net	(9.9)	(8.9)
Purchases and Development of Computer Software	(47.4)	(69.0)
Net Increase in Client Security Settlement Receivables	(207.0)	(602.8)
Other Investing Activities, net	(43.3)	89.6

Net Cash Provided by (Used in) Investing Activities	7,903.1	(8,005.7)

Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(8,744.6)	6,879.7
Net Increase in Federal Funds Purchased	1,158.4	672.7
Net Decrease in Securities Sold under Agreements to Repurchase	(914.8)	(156.0)
Net Increase in Short-Term Other Borrowings	115.9	878.0
Proceeds from Term Federal Funds Purchased	—	2,800.0
Repayments of Term Federal Funds Purchased	—	(2,119.0)
Proceeds from Senior Notes and Long-Term Debt	—	16.1
Repayments of Senior Notes and Long-Term Debt	(350.9)	(208.0)
Treasury Stock Purchased	(14.4)	(36.2)
Net Proceeds from Stock Options	30.6	26.4
Cash Dividends Paid on Common Stock	(67.5)	(68.6)
Other Financing Activities, net	—	(0.5)

Net Cash Provided by (Used in) Financing Activities	(8,787.3)	8,684.6

Effect of Foreign Currency Exchange Rates on Cash	91.6	23.0

Increase (Decrease) in Cash and Due from Banks	(35.0)	774.8
Cash and Due from Banks at Beginning of Year	4,315.3	2,818.0

Cash and Due from Banks at End of Period	$4,280.3	$3,592.8

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$413.3	$124.5
Income Taxes Paid	4.8	11.3
Transfers from Loans to OREO	11.0	24.3

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2012 and 2011, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain prior period balances have been reclassified consistent with the current period’s presentations. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2011 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – There are no accounting pronouncements that were issued during the quarter ended March 31, 2012 but not yet adopted that are expected to impact Northern Trust’s consolidated financial position or results of operations.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred.

Level 1 – Quoted, active market prices for identical assets or liabilities.

Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. treasury securities.

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

Notes to Consolidated Financial Statements (continued)

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

Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about the estimated remaining lives of the securities and the applicable discount rates. Significant increases (decreases) in the estimated remaining lives or the discount rates in isolation would result in a significantly lower (higher) fair value measurement. Level 3 liabilities include financial guarantees relating to standby letters of credit and acquisition related contingent consideration liabilities. Northern Trust’s recorded liability for standby letters of credit, reflecting the obligation that Northern Trust has undertaken, is measured as the amount of unamortized fees on these instruments. Fees are determined by applying basis points to the principal amounts of the letters of credit. The significant unobservable inputs used in the fair value measurement are the market fees on the instruments. Significant increases (decreases) in the market fees would result in significantly higher (lower) fair value measurements. The fair values of contingent purchase consideration liabilities are determined using an income-based (discounted cash flow) model that incorporates Northern Trust’s own assumptions about business growth rates and applicable discount rates, which represent unobservable inputs to the model. Significant increases (decreases) in projected growth rates in isolation would result in significantly higher (lower) fair value measurements, while significant increases (decreases) in the discount rate in isolation would result in significantly lower (higher) fair value measurements.

Notes to Consolidated Financial Statements (continued)

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Management of various businesses and departments of Northern Trust (including Loan Operations, Treasury Risk Management, Credit Policy, Business Practice & Marketing, and Northern Trust Hedge Fund services) determine the valuation policies and procedures for Level 3 assets and liabilities. Each business and department represents a component of Northern Trust’s business units, and reports to management of their respective business units. Generally, valuation policies are reviewed by management of each business or department. Fair value measurements are performed upon acquisitions of an asset or liability. As necessary, the valuation models are reviewed by management of the appropriate business or department, and adjusted for changes in inputs. Management of each business or department reviews the inputs in order to substantiate the unobservable inputs used in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business of department to conclude as to the appropriate fair value of the asset or liability.

The following presents the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for Northern Trust’s Level 3 assets and liabilities as of March 31, 2012 and December 31, 2011.

Financial Instrument	Valuation Technique	Unobservable Input	Range of Quantitative Information
Auction Rate Securities	Discounted Cash Flow	Remaining lives Discount rates	2.4 – 8.6 years 3 – 9%
Contingent Consideration	Discounted Cash Flow	Discount rates Business growth rates	10.5% 1 – 10%
Standby Letters of Credit	Market Approach	Market fees	$50.1 million

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
March 31, 2012
Securities
Available for Sale
U.S. Government	$2,766.5	$—	$—	$—	$2,766.5
Obligations of States and Political Subdivisions	—	15.0	—	—	15.0
Government Sponsored Agency	—	17,605.3	—	—	17,605.3
Corporate Debt	—	2,839.7	—	—	2,839.7
Covered Bonds	—	1,376.4	—	—	1,376.4
Non-U.S. Government	—	192.2	—	—	192.2
Supranational Bonds	—	911.1	—	—	911.1
Residential Mortgage-Backed	—	137.6	—	—	137.6
Other Asset-Backed	—	2,035.0	—	—	2,035.0
Certificates of Deposit	—	2,448.5	—	—	2,448.5
Auction Rate	—	—	176.3	—	176.3
Other	—	403.2	—	—	403.2

Total Available for Sale	2,766.5	27,964.0	176.3	—	30,906.8

Trading Account	—	9.3	—	—	9.3

Total Available for Sale and Trading	$2,766.5	$27,973.3	$176.3	$—	$30,916.1

Other Assets
Derivatives
Foreign Exchange Contracts	$—	$3,142.4	$—	$—	$3,142.4
Interest Rate Swaps	—	323.9	—	—	323.9
Interest Rate Options	—	0.1	—	—	0.1

Total Derivatives	—	3,466.4	—	(2,168.9)	1,297.5

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$3,109.2	$—	$—	$3,109.2
Interest Rate Swaps	—	222.9	—	—	222.9
Interest Rate Options	—	0.1	—	—	0.1
Credit Default Swaps	—	0.2	—	—	0.2

Total Derivatives	—	3,332.4	—	(2,111.7)	1,220.7

Other
Standby Letters of Credit	$—	$—	$50.1	$—	$50.1
Contingent Consideration	—	—	58.6	—	58.6

Total Other	—	—	108.7	—	108.7

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of March 31, 2012, derivative assets and liabilities shown above also include reductions of $350.3 million and $293.1 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
December 31, 2011
Securities
Available for Sale
U.S. Government	$4,029.4	$—	$—	$—	$4,029.4
Obligations of States and Political Subdivisions	—	15.8	—	—	15.8
Government Sponsored Agency	—	16,771.4	—	—	16,771.4
Corporate Debt	—	2,676.7	—	—	2,676.7
Covered Bonds	—	754.9	—	—	754.9
Non-U.S. Government	—	173.7	—	—	173.7
Supranational Bonds	—	972.1	—	—	972.1
Residential Mortgage-Backed	—	163.8	—	—	163.8
Other Asset-Backed	—	1,604.8	—	—	1,604.8
Certificates of Deposit	—	2,418.1	—	—	2,418.1
Auction Rate	—	—	178.3	—	178.3
Other	—	433.5	—	—	433.5

Total Available for Sale	4,029.4	25,984.8	178.3	—	30,192.5

Trading Account	—	8.0	—	—	8.0

Total Available for Sale and Trading	$4,029.4	$25,992.8	$178.3	$—	$30,200.5

Other Assets
Derivatives
Foreign Exchange Contracts	$—	$3,087.3	$—	$—	$3,087.3
Interest Rate Swaps	—	338.3	—	—	338.3
Credit Default Swaps	—	0.7	—	—	0.7

Total Derivatives	—	3,426.3	—	(2,243.7)	1,182.6

Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$2,991.6	$—	$—	$2,991.6
Interest Rate Swaps	—	231.9	—	—	231.9
Credit Default Swaps	—	0.1	—	—	0.1

Total Derivatives	—	3,223.6	—	(2,281.0)	942.6

Other
Standby Letters of Credit	—	—	43.8	—	43.8
Contingent Consideration	—	—	56.8	—	56.8

Total Other	—	—	100.6	—	100.6

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2011, derivative assets and liabilities shown above also include reductions of $220.1 million and $257.4 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2012 and 2011.

(In Millions)	Auction Rate Securities
Three Months Ended March 31	2012	2011
Fair Value at January 1	$178.3	$367.8
Total Gains and (Losses) for the Period
Included in Earnings	(1.5)	4.4
Included in Other Comprehensive Income	(0.2)	(6.4)
Purchases, Issues, Sales, and Settlements
Sales	—	(1.5)
Settlements	(0.3)	(79.0)

Fair Value at March 31	$176.3	$285.3

(In Millions)	Other Liabilities *
Three Months Ended March 31	2012	2011
Fair Value at January 1	$100.6	$58.6
Total (Gains) and Losses for the Period
Included in Earnings	2.3	(1.6)
Included in Other Comprehensive Income	0.4	—
Purchases, Issues, Sales, and Settlements
Issues	5.5	2.5
Settlements	(0.1)	(10.3)

Fair Value at March 31	$108.7	$49.2

*	Balances relate to standby letters of credit and contingent consideration liabilities.

For the period ended March 31, 2012, there were no transfers into or out of Level 3 assets or liabilities. Unrealized losses related to auction rate securities and contingent consideration liabilities are included in net unrealized gains on securities available for sale and in foreign currency translation adjustments, respectively, within the consolidated statement of comprehensive income.

The following tables provide the amounts and locations within the consolidated statement of income of gains and losses recognized in connection with changes in Level 3 assets and liabilities for the three months ended March 31, 2012 and 2011.

2012
	Operating Income (Expense)	Interest Income	Investment Security Gains (Losses)
Total gains or losses included in earnings *	$(2.3)	$0.1	$(1.6)

2011
	Operating Income (Expense)	Interest Income	Investment Security Gains (Losses)
Total gains or losses included in earnings **	$1.6	$4.3	$0.1

*	Changes in unrealized gains or losses included in earnings for assets and liabilities held at period-end include operating expense of $2.3 million. There were no changes in unrealized gains or losses included in earnings for assets or liabilities held at the end of the period that were included in interest income or investment security gains or losses.
**	Changes in unrealized gains or losses included in earnings for assets and liabilities held at period-end include operating income of $1.6 million. There were no changes in unrealized gains or losses included in earnings for assets or liabilities held at the end of the period that were included in interest income or investment security gains or losses.

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

The following provides information regarding those assets measured at fair value on a nonrecurring basis at March 31, 2012 and 2011, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2012
Loans (1)	$—	$—	$25.5	$25.5
Other Real Estate Owned (2)	—	—	1.4	1.4

Total Assets at Fair Value	$—	$—	$26.9	$26.9

March 31, 2011
Loans (1)	$—	$—	$80.7	$80.7
Other Real Estate Owned (2)	—	—	13.9	13.9

Total Assets at Fair Value	$—	$—	$94.6	$94.6

(1)	In accordance with Accounting Standard Codification (ASC) Subtopic 310-10, Northern Trust recorded individually impaired loans at fair value and reduced by $9.5 million the level of specific reserves on these loans during the three months ended March 31, 2012. An additional $3.1 million of specific reserves was provided during the three months ended March 31, 2011 to reduce the fair value of these loans.
(2)	In accordance with ASC Subtopics 310-40 and 360-10, Northern Trust recorded Other Real Estate Owned (OREO) at fair value and subsequently charged $0.1 million and $0.3 million through other operating expenses during the three months ended March 31, 2012 and 2011, respectively, to reduce the fair values of these OREO properties.

The fair values of real-estate loan collateral and OREO properties were estimated using a market approach typically supported by third party valuations and property specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to their realizable value. Other loan collateral is valued using a market approach, adjusted for asset specific characteristics, and in limited instances, third party valuations are used. Other loan collateral typically consists of accounts receivable, inventory and equipment.

The following table provides the valuation techniques, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for Northern Trust’s Level 3 assets and liabilities that are not measured at fair value on a recurring basis as of March 31, 2012 and December, 2011.

Financial Instrument	Valuation Technique	Unobservable Input	Range of Quantitative Information
Loans	Market Approach	Discount to reflect realizable value	15 – 30%
OREO	Market Approach	Discount to reflect realizable value	15 – 30%

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

Loans (Excluding Lease Receivables). The fair value of the loan portfolio was estimated using an income approach (discounted cash flow) that incorporates current market rates offered by Northern Trust as of the date of the consolidated financial statements. The fair values of all loans were adjusted to reflect current assessments of loan collectability.

Federal Reserve and Federal Home Loan Bank Stock. The fair values of Federal Reserve and Federal Home Loan Bank stock are equal to their carrying values which represent redemption value.

Affordable Housing Investments. The fair values of these instruments were estimated using a revised income approach (discounted cash flow) methodology that incorporates current market rates. Previously, their carrying values were considered to approximate fair value.

Savings Certificates and Other Time Deposits. The fair values of these instruments were estimated using an income approach (discounted cash flow) that incorporates market interest rates currently offered by Northern Trust for deposits with similar maturities.

Notes to Consolidated Financial Statements (continued)

Senior Notes, Subordinated Debt, and Floating Rate Capital Debt. Fair values were determined using a market approach based on quoted market prices, when available. If quoted market prices were not available, fair values were based on quoted market prices for comparable instruments.

Federal Home Loan Bank Borrowings. The fair values of these instruments were estimated using an income approach (discounted cash flow) that incorporates market interest rates available to Northern Trust.

Loan Commitments. The fair values of loan commitments represent the estimated costs to terminate or otherwise settle the obligations with a third party.

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, federal reserve deposits and other interest-bearing assets; client security settlement receivables; non-U.S. offices interest-bearing deposits; federal funds purchased; securities sold under agreements to repurchase; and other borrowings (includes term federal funds purchased, and other short-term borrowings). As required by GAAP, the fair values required to be disclosed for demand, noninterest-bearing, savings, and money market deposits must equal the amounts disclosed in the consolidated balance sheet, even though such deposits are typically priced at a premium in banking industry consolidations.

Notes to Consolidated Financial Statements (continued)

The following tables summarize fair values of financial instruments.

(In Millions)	March 31, 2012
	Book Value	Fair Value
		Total	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,280.3	$4,280.3	$4,280.3	$—	$—
Federal Funds Sold and Resell Agreements	290.9	290.9	—	290.9	—
Interest-Bearing Deposits with Banks	18,871.3	18,871.3	—	18,871.3	—
Federal Reserve Deposits and Other Interest-Bearing	2,228.0	2,228.0	—	2,228.0	—
Securities
Available for Sale (1)	30,906.8	30,906.8	2,766.5	27,964.0	176.3
Held to Maturity	709.7	727.2	—	727.2	—
Trading Account	9.3	9.3	—	9.3	—
Loans (excluding Leases)
Held for Investment	27,845.6	27,957.9	—		27,957.9
Held for Sale	0.1	0.1	—	—	0.1
Client Security Settlement Receivables	985.3	985.3	—	985.3	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	172.9	172.9	—	172.9	—
Affordable Housing Investments	280.5	306.60	—	306.60	—
Rabbi Trust Investments	122.6	122.6	83.6	39.0	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$34,263.8	$34,263.8	$34,263.8	$—	$—
Savings Certificates and Other Time	3,093.8	3,101.3	—	3,101.3	—
Non U. S. Offices Interest-Bearing	36,575.4	36,575.4	—	36,575.4	—
Federal Funds Purchased	1,973.7	1,973.7	—	1,973.7	—
Securities Sold under Agreements to Repurchase	284.0	284.0	—	284.0	—
Other Borrowings	1,103.0	1,103.0	—	1,103.0	—
Senior Notes	2,122.6	2,192.2	—	2,192.2	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,036.6	1,055.5	—	1,055.5	—
Federal Home Loan Bank Borrowings	705.0	723.7	—	723.7	—
Floating Rate Capital Debt	277.0	232.3	—	232.3	—
Other Liabilities
Standby Letters of Credit	50.1	50.1	—	—	50.1
Contingent Consideration	58.6	58.6	—	—	58.6
Loan Commitments	28.9	28.9	—	—	28.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$14.6	14.6	$—	$14.6	$—
Liabilities	45.6	45.6	—	45.6	—
Interest Rate Swaps
Assets	141.8	141.8	—	141.8	—
Liabilities	45.9	45.9	—	45.9	—
Credit Default Swaps
Assets	—	—	—	—	—
Liabilities	0.2	0.2	—	0.2	—
Forward Contracts
Assets	—	—	—	—	—
Liabilities	—	—	—	—	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,127.8	3,127.8	—	3,127.8	—
Liabilities	3,063.6	3,063.6	—	3,063.6	—
Interest Rate Swaps
Assets	182.1	182.1	—	182.1	—
Liabilities	177.0	177.0	—	177.0	—
Interest Rate Options
Assets	0.1	0.1	—	0.1	—
Liabilities	0.1	0.1	—	0.1	—

(1)	Refer to the table located on page 31 for the disaggregation of available-for-sale-securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)		December 31, 2011
	Book Value	Fair Value
		Total	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,315.3	$4,315.3	$4,315.3	$—	$—
Federal Funds Sold and Resell Agreements	121.3	121.3	—	121.3	—
Interest-Bearing Deposits with Banks	16,696.4	16,696.4	—	16,696.4	—
Federal Reserve Deposits and Other Interest-Bearing	13,448.6	13,448.6	—	13,448.6	—
Securities
Available for Sale (1)	30,192.5	30,192.5	4,029.4	25,984.8	178.3
Held to Maturity	799.2	817.1	—	817.1	—
Trading Account	8.0	8.0	—	8.0	—
Loans (excluding Leases)
Held for Investment	27,782.7	27,913.7	—	—	27,913.7
Held for Sale	9.3	9.3	—	—	9.3
Client Security Settlement Receivables	778.3	778.3	—	778.3	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	172.9	172.9	—	172.9	—
Affordable Housing Investments	290.8	319.9	—	319.9	—
Rabbi Trust Investments	106.3	106.3	71.4	34.9	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$43,751.2	$43,751.2	$43,751.2	$—	$—
Savings Certificates and Other Time	3,058.3	3,065.5	—	3,065.5	—
Non U. S. Offices Interest-Bearing	35,868.0	35,868.0	—	35,868.0	—
Federal Funds Purchased	815.3	815.3	—	815.3	—
Securities Sold under Agreements to Repurchase	1,198.8	1,198.8	—	1,198.8	—
Other Borrowings	931.5	931.5	—	931.5	—
Senior Notes	2,126.7	2,197.3	—	2,197.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,033.4	1,040.0	—	1,040.0	—
Federal Home Loan Bank Borrowings	1,055.0	1,082.1	—	1,082.1	—
Floating Rate Capital Debt	276.9	211.6	—	211.6	—
Other Liabilities
Standby Letters of Credit	43.8	43.8	—	—	43.8
Contingent Consideration	56.8	56.8	—	—	56.8
Loan Commitments	28.9	28.9	—	—	28.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$25.2	25.2	$—	$25.2	$—
Liabilities	31.8	31.8	—	31.8	—
Interest Rate Swaps
Assets	149.6	149.6	—	149.6	—
Liabilities	47.3	47.3	—	47.3	—
Credit Default Swaps
Assets	0.7	0.7	—	0.7	—
Liabilities	0.1	0.1	—	0.1	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,062.1	3,062.1	—	3,062.1	—
Liabilities	2,959.8	2,959.8	—	2,959.8	—
Interest Rate Swaps
Assets	188.7	188.7	—	188.7	—
Liabilities	184.6	184.6	—	184.6	—

(1)	Refer to the table located on page 32 for the disaggregation of available-for-sale-securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at March 31, 2012 and December 31, 2011.

Securities Available for Sale	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$2,717.9	$48.7	$0.1	$2,766.5
Obligations of States and Political Subdivisions	14.1	0.9	—	15.0
Government Sponsored Agency	17,521.6	96.6	12.9	17,605.3
Corporate Debt	2,831.2	9.8	1.3	2,839.7
Covered Bonds	1,355.9	22.5	2.0	1,376.4
Non-U.S. Government Debt	192.2	—	—	192.2
Supranational Bonds	909.3	3.4	1.6	911.1
Residential Mortgage-Backed	161.4	0.1	23.9	137.6
Other Asset-Backed	2,035.8	1.9	2.7	2,035.0
Certificates of Deposit	2,448.4	0.8	0.7	2,448.5
Auction Rate	184.7	3.9	12.3	176.3
Other	403.3	0.2	0.3	403.2

Total	$30,775.8	$188.8	$57.8	$30,906.8

Securities Held to Maturity	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$460.5	$22.2	$—	$482.7
Government Sponsored Agency	150.2	4.1	—	154.3
Other	99.0	0.2	9.0	90.2

Total	$709.7	$26.5	$9.0	$727.2

Securities Available for Sale	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$3,965.9	$63.5	$—	$4,029.4
Obligations of States and Political Subdivisions	14.9	0.9	—	15.8
Government Sponsored Agency	16,702.6	86.1	17.3	16,771.4
Corporate Debt	2,677.7	4.7	5.7	2,676.7
Covered Bonds	746.1	9.2	0.4	754.9
Non-U.S. Government Debt	173.7	—	—	173.7
Supranational Bonds	971.0	3.0	1.9	972.1
Residential Mortgage-Backed	196.1	—	32.3	163.8
Other Asset-Backed	1,606.8	1.3	3.3	1,604.8
Certificates of Deposit	2,418.2	0.2	0.3	2,418.1
Auction Rate	186.5	4.3	12.5	178.3
Other	433.1	0.6	0.2	433.5

Total	$30,092.6	$173.8	$73.9	$30,192.5

Securities Held to Maturity	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$529.4	$24.6	$0.1	$553.9
Government Sponsored Agency	156.8	4.3	0.1	161.0
Other	113.0	0.1	10.9	102.2

Total	$799.2	$29.0	$11.1	$817.1

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of March 31, 2012.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$10,552.9	$10,554.8
Due After One Year Through Five Years	18,176.5	18,295.8
Due After Five Years Through Ten Years	1,342.1	1,343.6
Due After Ten Years	704.3	712.6

Total	30,775.8	30,906.8

Held to Maturity
Due in One Year or Less	135.4	136.1
Due After One Year Through Five Years	252.6	261.2
Due After Five Years Through Ten Years	172.7	180.8
Due After Ten Years	149.0	149.1

Total	$709.7	$727.2

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security losses totaling $2.4 million and $5.5 million were recognized for the three months ended March 31, 2012 and 2011, respectively. Included in the net losses were other-than-temporary impairment (OTTI) losses that totaled $3.1 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively. There were $0.7 million of other realized net security gains and $0.4 million of other realized net security losses for the three months ended March 31, 2012 and 2011, respectively.

Securities with Unrealized Losses. The following tables provide information regarding securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of March 31, 2012 and December 31, 2011.

Securities with Unrealized Losses as of March 31, 2012	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$749.4	$0.1	$—	$—	$749.4	$0.1
Government Sponsored Agency	5,111.9	9.4	528.9	3.5	5,640.8	12.9
Corporate Debt	835.6	1.1	99.8	0.2	935.4	1.3
Covered Bonds	283.5	2.0	—	—	283.5	2.0
Supranational Bonds	262.0	1.4	149.8	0.2	411.8	1.6
Residential Mortgage-Backed	1.0	0.9	131.3	23.0	132.3	23.9
Other Asset-Backed	497.1	1.6	260.1	1.1	757.2	2.7
Certificates of Deposit	1,210.8	0.7	—	—	1,210.8	0.7
Auction Rate	6.3	0.5	106.9	11.8	113.2	12.3
Other	265.9	1.5	45.5	7.8	311.4	9.3

Total	$9,223.5	$19.2	$1,322.3	$47.6	$10,545.8	$66.8

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2011	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$2.7	$0.1	$—	$—	$2.7	$0.1
Government Sponsored Agency	5,492.5	14.1	470.1	3.3	5,962.6	17.4
Corporate Debt	1,027.5	4.1	123.6	1.6	1,151.1	5.7
Covered Bonds	50.4	0.4	—	—	50.4	0.4
Supranational Bonds	438.2	1.8	99.9	0.1	538.1	1.9
Residential Mortgage-Backed	4.7	0.9	158.8	31.4	163.5	32.3
Other Asset-Backed	824.6	2.3	205.7	1.0	1,030.3	3.3
Certificates of Deposit	1,019.9	0.3	—	—	1,019.9	0.3
Auction Rate	61.0	7.3	52.6	5.2	113.6	12.5
Other	146.3	2.1	45.0	9.0	191.3	11.1

Total	$9,067.8	$33.4	$1,155.7	$51.6	$10,223.5	$85.0

As of March 31, 2012, 351 securities with a combined fair value of $10.5 billion were in an unrealized loss position, with their unrealized losses totaling $66.8 million. Unrealized losses on residential mortgage-backed securities totaling $23.9 million reflect the impact of credit and liquidity spreads on the valuations of 15 residential mortgage-backed securities, with $23.0 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at March 31, 2012 represented 85% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $140.5 million and $117.2 million, respectively. Securities classified as “other asset-backed” at March 31, 2012 were predominantly floating rate with average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $12.9 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $9.3 million of unrealized losses in securities classified as “other” at March 31, 2012 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $12.3 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $1.3 million within corporate debt securities primarily reflect widened credit spreads; 60% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2012 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

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

Expected losses on non-agency residential mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, security credit enhancement level, insurance coverage, year of origination, and type of collateral. The factors used in developing the expected loss on non-agency residential mortgage-backed securities vary by year of origination and type of collateral. As of March 31, 2012, the expected losses on subprime, Alt-A, prime and 2nd lien portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. March 31, 2012 amortized cost, weighted average ultimate default rates, and loss severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

Notes to Consolidated Financial Statements (continued)

($ In Millions)	March 31, 2012
			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$23.6	16.5%	37.7%	66.0%	50.4%
Alt-A	16.0	42.8	69.3	69.4	69.4
Subprime	91.0	51.0	65.7	84.9	71.8
2nd Lien	30.8	33.7	98.7	100.0	99.4

Total Non-Agency Residential Mortgage-Backed Securities	$161.4	41.6%	37.7%	100.0%	73.7%

During the three months ended March 31, 2012, OTTI losses totaling $3.1 million were recognized, of which $1.5 million related to non-agency residential mortgage-backed securities and $1.6 million related to auction rate securities. Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of expected loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable. OTTI losses of $5.1 million were recorded for the three months ended March 31, 2011 related to non-agency residential mortgage-backed securities.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(In Millions)	2012	2011
Changes in OTTI Losses*	$(3.1)	$0.1
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	—	(5.2)

Net Impairment Losses Recognized in Earnings	$(3.1)	$(5.1)

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Notes to Consolidated Financial Statements (continued)

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended March 31,
(In Millions)	2012	2011
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$68.2	$94.2
Plus: Losses on Newly Identified Impairments	1.6	—
Additional Losses on Previously Identified Impairments	1.5	5.1
Less: Current and Prior Period Losses on Securities Sold During the Period	(26.5)	—

Cumulative Credit-Related Losses on Securities Held – End of Period	$44.8	$99.3

The table below provides information regarding debt securities held as of March 31, 2012 and December 31, 2011, for which an OTTI loss has been recognized in the current period or previously.

(In Millions)	March 31, 2012	December 31, 2011
Fair Value	$84.6	$73.6
Amortized Cost Basis	102.0	96.8

Noncredit-related Losses Recognized in OCI	$(17.4)	$(23.2)
Tax Effect	6.5	8.6

Amount Recorded in OCI	$(10.9)	$(14.6)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	March 31, 2012	December 31, 2011
Commercial
Commercial and Institutional	$7,088.4	$6,918.7
Commercial Real Estate	2,997.4	2,981.7
Lease Financing, net	1,018.2	978.8
Non-U.S.	1,110.9	1,057.5
Other	470.6	417.6

Total Commercial	12,685.5	12,354.3

Personal
Residential Real Estate	10,612.7	10,708.9
Private Client	5,409.6	5,651.4
Other	448.5	349.3

Total Personal	16,470.8	16,709.6

Total Loans and Leases	29,156.3	29,063.9

Allowance for Credit Losses Assigned to Loans and Leases	(295.5)	(294.8)

Net Loans and Leases	$28,860.8	$28,769.1

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments that totaled $1.9 billion and $1.6 billion at March 31, 2012 and December 31, 2011, respectively. Demand deposits reclassified as loan balances totaled $55.2 million and $191.6 million at March 31, 2012 and December 31, 2011, respectively. Loans classified as held for sale totaled $0.1 million at March 31, 2012 and $9.3 million at December 31, 2011.

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

Loan and lease segment and class balances as of March 31, 2012 and December 31, 2011 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	March 31, 2012				December 31, 2011
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$3,826.9	$3,082.9	$178.6	$7,088.4	$3,681.8	$3,029.1	$207.8	$6,918.7
Commercial Real Estate	1,194.8	1,526.0	276.6	2,997.4	1,247.1	1,467.2	267.4	2,981.7
Lease Financing, net	747.0	257.9	13.3	1,018.2	547.7	422.3	8.8	978.8
Non-U.S.	511.2	589.5	10.2	1,110.9	519.0	527.3	11.2	1,057.5
Other	240.8	229.8	—	470.6	241.4	176.2	—	417.6

Total Commercial	6,520.7	5,686.1	478.7	12,685.5	6,237.0	5,622.1	495.2	12,354.3

Personal
Residential Real Estate	2,742.0	7,442.0	428.7	10,612.7	2,777.1	7,501.0	430.8	10,708.9
Private Client	3,126.7	2,259.8	23.1	5,409.6	3,390.6	2,245.9	14.9	5,651.4
Other	190.0	258.5	—	448.5	162.3	187.0	—	349.3

Total Personal	$6,058.7	$9,960.3	$451.8	$16,470.8	$6,330.0	$9,933.9	$445.7	$16,709.6

Total Loans and Leases	$12,579.4	$15,646.4	$930.5	$29,156.3	$12,567.0	$15,556.0	$940.9	$29,063.9

Loans and leases in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little to moderate financial pressure in adverse down cycle scenarios.

Loans and leases in the “4” to “5” category are expected to exhibit moderate to acceptable probabilities of default and are characterized by borrowers with less financial flexibility than those in the “1 to 3” category. Cash flows and capital levels are generally sufficient to allow for borrowers to meet current requirements, but have reduced cushion in adverse down cycle scenarios.

Loans and leases in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 - 9”. These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios.

Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income of the current period and the loan is classified as nonperforming. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of the indicators of loan and lease collectability, and its policies relative to the

Notes to Consolidated Financial Statements (continued)

recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Nonperforming loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time.

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

Past due status is based on how long after the contractual due date a principal or interest payment is received. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of March 31, 2012 and December 31, 2011.

March 31, 2012
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,025.0	$16.6	$12.4	$5.8	$7,059.8	$28.6	$7,088.4
Commercial Real Estate	2,889.8	22.3	9.5	6.0	2,927.6	69.8	2,997.4
Lease Financing, net	1,017.2	1.0	—	—	1,018.2	—	1,018.2
Non-U.S.	1,110.9	—	—	—	1,110.9	—	1,110.9
Other	470.6	—	—	—	470.6	—	470.6

Total Commercial	12,513.5	39.9	21.9	11.8	12,587.1	98.4	12,685.5

Personal
Residential Real Estate	10,365.8	74.8	4.2	7.9	10,452.7	160.0	10,612.7
Private Client	5,358.8	10.2	35.7	1.2	5,405.9	3.7	5,409.6
Other	448.5	—	—	—	448.5	—	448.5

Total Personal	16,173.1	85.0	39.9	9.1	16,307.1	163.7	16,470.8

Total Loans and Leases	$28,686.6	$124.9	$61.8	$20.9	$28,894.2	$262.1	$29,156.3

			Total Other Real Estate			22.4

			Total Nonperforming Assets			$284.5

Notes to Consolidated Financial Statements (continued)

December 31, 2011
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$6,869.2	$15.0	$2.7	$0.5	$6,887.4	$31.3	$6,918.7
Commercial Real Estate	2,878.2	10.8	10.3	2.9	2,902.2	79.5	2,981.7
Lease Financing, net	978.8	—	—	—	978.8	—	978.8
Non-U.S.	1,057.5	—	—	—	1,057.5	—	1,057.5
Other	417.6	—	—	—	417.6	—	417.6

Total Commercial	12,201.3	25.8	13.0	3.4	12,243.5	110.8	12,354.3

Personal
Residential Real Estate	10,428.0	67.7	27.6	8.0	10,531.3	177.6	10,708.9
Private Client	5,623.0	15.7	5.7	1.7	5,646.1	5.3	5,651.4
Other	349.3	—	—	—	349.3	—	349.3

Total Personal	16,400.3	83.4	33.3	9.7	16,526.7	182.9	16,709.6

Total Loans and Leases	$28,601.6	$109.2	$46.3	$13.1	$28,770.2	$293.7	$29,063.9

			Total Other Real Estate			21.2

			Total Nonperforming Assets			$314.9

Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR) and discussed in further detail below. Impairment is measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific reserve is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, non-U.S., lease financing, and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value, and other factors.

Notes to Consolidated Financial Statements (continued)

The following tables provide information related to impaired loans by segment and class.

	As of March 31, 2012			As of December 31, 2011
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Reserve	Recorded Investment	Unpaid Principal Balance	Specific Reserve
With No Related Specific Reserve
Commercial and Institutional	$20.9	$23.9		$21.4	$24.0
Commercial Real Estate	59.0	79.8		46.5	68.0
Residential Real Estate	119.0	154.8		134.4	162.6
Private Client	1.5	1.9		1.6	1.9
With a Related Specific Reserve
Commercial and Institutional	9.6	12.9	$8.6	11.9	20.5	$8.8
Commercial Real Estate	20.4	27.0	4.3	41.4	50.1	14.1
Residential Real Estate	15.5	16.6	8.1	18.9	26.2	8.9
Private Client	1.7	2.0	1.0	3.3	3.6	1.0
Total
Commercial	109.9	143.6	12.9	121.2	162.6	22.9
Personal	137.7	175.3	9.1	158.2	194.3	9.9

Total	$247.6	$318.9	$22.0	$279.4	$356.9	$32.8

	Three Months Ended March 31,
	2012		2011
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Reserve
Commercial and Institutional	$18.9	$—	$17.0	$—
Commercial Real Estate	57.3	0.1	25.4	0.1
Residential Real Estate	108.1	0.3	113.3	0.8
Private Client	1.3	—	2.1	—
With a Related Specific Reserve
Commercial and Institutional	10.5	—	35.2	—
Commercial Real Estate	20.7	—	82.6	—
Residential Real Estate	15.6	—	6.7	—
Private Client	1.7	—	3.1	—
Total
Commercial	107.4	0.1	160.2	0.1
Personal	126.7	0.3	125.2	0.8

Total	$234.1	$0.4	$285.4	$0.9

*	Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms for the three months ended March 31, 2012 and 2011 was $3.1 million and $4.2 million, respectively.

There were $3.3 million and $9.7 million of unfunded loan commitments and standby letters of credit at March 31, 2012 and December 31, 2011, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Notes to Consolidated Financial Statements (continued)

Troubled Debt Restructurings. As of March 31, 2012 and December 31, 2011, there were $67.9 million and $72.2 million of nonperforming TDRs, respectively, and $41.3 million and $41.1 million of performing TDRs, respectively, included within impaired loans. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired.

The following table provides, by segment and class, the number of loans and leases modified in TDRs during the three month period ended March 31, 2012, and the recorded investments and unpaid principal balances as of March 31, 2012.

($ In Millions)	Three Months Ended March 31, 2012
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$0.7	$1.2
Commercial Real Estate	4	3.8	3.8

Total Commercial	6	4.5	5.0

Personal
Residential Real Estate	32	5.6	6.9

Total Personal	32	5.6	6.9

Total Loans and Leases	38	$10.1	$11.9

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the three month period ended March 31, 2012, TDR modifications of loans within the commercial and institutional class were primarily extensions of term, deferrals of principal and other modifications; modifications of commercial real estate loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions, deferrals of principal and extensions of term.

There were no loans or leases modified as TDRs in the previous 12 months which became nonperforming during the three month period ended March 31, 2012.

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

The following table provides information regarding the changes in the allowance for credit losses by segment during the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$211.0	$117.9	$328.9	$256.7	$100.6	$357.3
Charge-Offs	(3.2)	(11.2)	(14.4)	(20.7)	(14.7)	(35.4)
Recoveries	3.7	4.9	8.6	12.8	1.0	13.8

Net Charge-Offs	0.5	(6.3)	(5.8)	(7.9)	(13.7)	(21.6)
Provision for Credit Losses	(9.5)	14.5	5.0	(1.9)	16.9	15.0
Effect of Foreign Exchange Rates	—	—	—	0.1	—	0.1

Balance at End of Period	$202.0	$126.1	$328.1	$247.0	$103.8	$350.8

Notes to Consolidated Financial Statements (continued)

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$109.9	$137.7	$247.6	$121.2	$158.2	$279.4
Evaluated for Inherent Impairment	12,575.6	16,333.1	28,908.7	12,233.1	16,551.4	28,784.5

Total Loans and Leases	12,685.5	16,470.8	29,156.3	12,354.3	16,709.6	29,063.9

Allowance for Loans and Leases
Specifically Evaluated for Impairment	12.9	9.1	22.0	22.9	9.9	32.8
Evaluated for Inherent Impairment	158.9	114.6	273.5	155.7	106.3	262.0

Allowance Assigned to Loans and Leases	171.8	123.7	295.5	178.6	116.2	294.8

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	30.2	2.4	32.6	32.4	1.7	34.1

Total Allowance for Credit Losses	$202.0	$126.1	$328.1	$211.0	$117.9	$328.9

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes. At March 31, 2012, $27.2 billion ($23.9 billion of government sponsored agency and other securities, $412.8 million of obligations of states and political subdivisions, and $2.9 billion of loans) were pledged. This compares to $27.9 billion ($21.5 billion of government sponsored agency and other securities, $460.2 million of obligations of states and political subdivisions, and $6.0 billion of loans) at December 31, 2011. Collateral required for these purposes totaled $4.2 billion and $4.8 billion on March 31, 2012 and December 31, 2011, respectively. Included in the total pledged assets at March 31, 2012 and December 31, 2011 were available for sale securities with a total fair value of $249.6 million and $1.2 billion, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2012 and December 31, 2011 was $280.9 million and $74.7 million, respectively. There was no repledged or sold collateral at March 31, 2012 or December 31, 2011. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.1 billion and $331.5 million for the three months ended March 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles – Changes in the carrying amounts of goodwill by business unit for the three months ended March 31, 2012 were as follows:

(In Millions)	Corporate and Institutional Services	Personal Financial Services	Total
Balance at December 31, 2011	$460.6	$71.4	$532.0
Other Changes	4.4	0.1	4.5

Balance at March 31, 2012	$465.0	$71.5	$536.5

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Other intangible assets are included in other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at March 31, 2012 and December 31, 2011 were as follows:

(In Millions)	March 31, 2012	December 31, 2011
Gross Carrying Amount	$252.4	$251.2
Less: Accumulated Amortization	132.4	127.8

Net Book Value	$120.0	$123.4

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $4.6 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. Amortization for the remainder of 2012 and for the years 2013, 2014, 2015, and 2016 is estimated to be $15.9 million, $20.9 million, $20.8 million, $11.8 million and $9.2 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following table shows the earnings contributions of Northern Trust’s business units for the three month periods ended March 31, 2012 and 2011.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest Income Trust, Investment and Other Servicing Fees	$317.0	$271.3	$258.2	$243.6	$—	$—	$575.2	$514.9
Other	106.1	124.3	27.1	31.6	0.6	(7.3)	133.8	148.6
Net Interest Income (FTE)*	77.0	61.7	161.1	149.2	28.2	34.0	266.3	244.9

Revenues*	500.1	457.3	446.4	424.4	28.8	26.7	975.3	908.4
Provision for Credit Losses	0.5	(14.6)	4.5	29.6	—	—	5.0	15.0
Noninterest Expenses	398.0	339.9	303.7	290.0	21.9	23.0	723.6	652.9

Income before Income Taxes*	101.6	132.0	138.2	104.8	6.9	3.7	246.7	240.5
Provision for Income Taxes*	33.6	49.8	52.3	41.7	(0.4)	(2.0)	85.5	89.5

Net Income	$68.0	$82.2	$85.9	$63.1	$7.3	$5.7	$161.2	151.0

Percentage of Consolidated Net Income	42%	54%	53%	42%	5%	4%	100%	100%
Average Assets	$49,662.2	$43,710.7	$23,563.9	$23,630.3	$21,902.0	$15,924.7	$95,128.1	$83,265.7

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $9.9 million for 2012 and $10.5 million for 2011.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2012 and 2011, and changes during the three month periods then ended.

(in millions)	Balance at December 31, 2011	Net Change	Balance at March 31, 2012
Net Unrealized Gains (Losses) on Securities Available for Sale	$39.8	$20.0	$59.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	(7.0)	11.3	4.3
Net Foreign Currency Adjustments	(9.5)	15.8	6.3
Net Pension and Other Postretirement Benefit Adjustments	(368.9)	22.2	(346.7)

Total	$(345.6)	$69.3	$(276.3)

	$(345.6)	$(345.6)	$(345.6)
(in millions)	Balance at December 31, 2010	Net Change	Balance at March 31, 2011
Net Unrealized Gains (Losses) on Securities Available for Sale	$(13.5)	$3.4	$(10.1)
Net Unrealized Gains (Losses) on Cash Flow Hedges	11.4	9.0	20.4
Net Foreign Currency Adjustments	(7.0)	7.2	0.2
Net Pension and Other Postretirement Benefit Adjustments	(296.2)	6.1	(290.1)

Total	$(305.3)	$25.7	$(279.6)

Notes to Consolidated Financial Statements (continued)

	Three-month period ended March 31, 2012
(in millions)	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale:
Noncredit-Related Unrealized Losses on Securities OTTI	$5.8	$(2.2)	$3.6
Other Unrealized Gains (Losses) on Securities Available-for-Sale	29.6	(11.1)	18.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	(3.4)	1.3	(2.1)

Net Change	$32.0	$(12.0)	$20.0

Unrealized Gains (Losses) on Cash Flow Hedges:
Unrealized Gains (Losses) on Cash Flow Hedges	$18.9	$(7.0)	$11.9
Reclassification Adjustment for (Gains) Losses Included in Net Income	(1.0)	0.4	(0.6)

Net Change	$17.9	$(6.6)	$11.3

Foreign Currency Adjustments:
Foreign Currency Translation Adjustments	$34.9	$—	$34.9
Net Investment Hedge Gains (Losses)	(45.2)	26.1	(19.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—

Net Change	$(10.3)	$26.1	$15.8

Pension and Other Postretirement Benefit Adjustments:
Net Actuarial Gain (Loss)	$26.7	$(10.1)	$16.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	8.7	(3.1)	5.6

Net Change	$35.4	$(13.2)	$22.2

	Three-month period ended March 31, 2011
(in millions)	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale:
Noncredit-Related Unrealized Losses on Securities OTTI	$5.1	$(1.9)	$3.2
Other Unrealized Gains (Losses) on Securities Available-for-Sale	(0.3)	0.2	(0.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.5	(0.2)	0.3

Net Change	$5.3	$(1.9)	$3.4

Unrealized Gains (Losses) on Cash Flow Hedges:
Unrealized Gains (Losses) on Cash Flow Hedges	$16.8	$(6.2)	$10.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	(2.5)	0.9	(1.6)

Net Change	$14.3	$(5.3)	$9.0

Foreign Currency Adjustments:
Foreign Currency Translation Adjustments	$59.9	$—	$59.9
Net Investment Hedge Gains (Losses)	(66.8)	14.1	(52.7)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—

Net Change	$(6.9)	$14.1	$7.2

Pension and Other Postretirement Benefit Adjustments:
Net Actuarial Gain (Loss)	$—	$—	$—
Reclassification Adjustment for (Gains) Losses Included in Net Income	7.5	(1.4)	6.1

Net Change	$7.5	$(1.4)	$6.1

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended March 31,
($ In Millions Except Share Information)	2012	2011
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	241,090,093	242,126,162
Net Income	$161.2	$151.0

Net Income Applicable to Common Stock	161.2	151.0
Less: Earnings Allocated to Participating Securities	2.1	1.7

Earnings Allocated to Common Shares Outstanding	$159.1	$149.3

Basic Net Income Per Common Share	0.66	0.62

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	241,090,093	242,126,162
Plus Dilutive Effect of Share-based Compensation	466,003	843,467

Average Common and Potential Common Shares	241,556,096	242,969,629

Earnings Allocated to Common and Potential Common Shares	$160.0	$149.3
Diluted Net Income Per Common Share	0.66	0.61

Note: Common stock equivalents totaling 15,013,663 and 8,922,540 for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended March 31,
(In Millions)	2012	2011
Interest Income
Loans and Leases	$217.6	$246.4
Securities – Taxable	62.4	49.8
– Non-Taxable	5.2	6.8
Interest-Bearing Deposits with Banks	50.6	37.6
Federal Reserve Deposits and Other	5.2	6.5

Total Interest Income	341.0	347.1

Interest Expense
Deposits	46.3	66.8
Federal Funds Purchased	0.4	1.0
Securities Sold Under Agreements to Repurchase	0.1	0.3
Other Borrowings	1.0	1.2
Senior Notes	16.9	15.7
Long-Term Debt	19.1	27.1
Floating Rate Capital Debt	0.8	0.6

Total Interest Expense	84.6	112.7

Net Interest Income	$256.4	$234.4

13. Income Taxes – Income tax expense of $75.6 million was recorded in the current quarter, representing an effective tax rate of 31.9%. The prior year quarter provision for income taxes was $79.0 million, representing an effective tax rate of 34.3%. The prior year quarter included adjustments to deferred tax provisions as a result of the Illinois corporate income tax rate increase which was enacted in January 2011.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three months ended March 31, 2012 and 2011.

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2012	2011
Service Cost	$8.8	$10.7
Interest Cost	10.4	10.2
Expected Return on Plan Assets	(21.8)	(19.7)
Amortization
Net Loss	8.6	6.5
Prior Service Cost	(0.1)	0.4

Net Periodic Pension Expense	$5.9	$8.1

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended March 31,
(In Millions)	2012	2011
Service Cost	$—	$—
Interest Cost	1.6	1.6
Expected Return on Plan Assets	(1.6)	(2.0)
Net Loss Amortization	0.2	—
Gain on Curtailment of Non-U.S. Plan	—	—

Net Periodic Pension Expense (Benefit)	$0.2	$(0.4)

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2012	2011
Service Cost	$0.7	$0.8
Interest Cost	1.1	1.1
Amortization
Net Loss	1.5	1.4
Prior Service Cost	0.1	0.1

Net Periodic Pension Expense	$3.4	$3.4

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended March 31,
(In Millions)	2012	2011
Service Cost	$0.1	$0.1
Interest Cost	0.4	0.7
Amortization
Net (Gain) Loss	(0.3)	0.4
Prior Service Cost	(1.3)	(1.3)

Net Periodic Benefit	$(1.1)	$(0.1)

The other postretirement plan net periodic benefit for the three-month period ended March 31, 2012 was impacted by Northern Trust’s decision to enroll in an Employee Group Waiver Plan (EGWP) beginning in January 2013. Participation in the EGWP will allow Northern Trust to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements received by Northern Trust from the U.S. government. This action served to reduce the postretirement health care plan liability by approximately $26.7 million as of January 31, 2012 and increase amortization of the net actuarial gain for the three-month period ended March 31, 2012 by approximately $0.9 million.

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2002 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

In the first quarter of 2012, the Corporation granted 1,730,049 nonqualified stock options with a total grant-date fair value of $20.0 million, 960,717 stock unit awards with a total grant-date fair value of $41.9 million, and 198,552 performance stock units with a total grant-date fair value of $8.7 million. Stock and stock unit awards compensation expense for the three months ended March 31, 2012 includes $2.3 million attributable to restricted stock units which vested in full and were expensed in their entirety on their date of grant. Compensation expense for the three months ended March 31, 2012 and 2011 include $5.3 million and $9.1 million, respectively, attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the grant date. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the the three months ended March 31, 2012 and 2011.

(In Millions)	2012	2011
Stock Options	$11.2	$14.9
Stock and Stock Unit Awards	12.7	7.9
Performance Stock Units	0.3	—

Total Share-Based Compensation Expense	24.2	22.8

Tax Benefits Recognized	$9.1	$8.5

16. Variable Interest Entities – Variable Interest Entities (VIEs) are defined within GAAP as entities which either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Investors that finance a VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity and the variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity and a variable interest that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2012 and December 31, 2011, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $713.4 million and $714.5 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Corporation to a loss.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with affordable housing projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of March 31, 2012 and December 31, 2011, the carrying amounts of these investments, which are included in other assets in the consolidated balance sheet, were $254.8 million and $264.9 million, respectively. As of March 31, 2012 and December 31, 2011, liabilities related to unfunded commitments, which are included in other liabilities in the consolidated balance sheet, were $40.1 million and $44.5 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the affordable housing projects that would expose it to a loss.

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

Notes to Consolidated Financial Statements (continued)

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

In November 2011, Northern Trust purchased $90 million of securities at par from three investment funds (Funds). The net assets held by the Funds as of December 31, 2011 totaled $16.5 billion. The securities were purchased to avoid the risk of the Funds being downgraded which could force certain holders to liquidate their investments. Northern Trust incurred a pre-tax charge of $2 million in connection with these actions and has no further obligations related to these actions as of March 31, 2012. Any potential future support would be evaluated based upon the specific facts and circumstances and with careful consideration as to the potential impact on Northern Trust’s ability to maintain its well-capitalized status and meet its operational needs.

Under GAAP, the above actions reflect Northern Trust’s implicit interest in the credit risk of the affected Funds. Implicit interests are required to be considered when determining the primary beneficiary of a variable interest entity. The Funds were designed to create and pass to investors interest rate and credit risk. In determining whether Northern Trust is the primary beneficiary of these Funds, an expected loss calculation based on the characteristics of the underlying investments in the Funds is used to estimate the expected losses related to interest rate and credit risk, while also considering the relative rights and obligations of each of the variable interest holders. This analysis concluded that interest rate risk is the primary driver of expected losses within the Funds. As such, Northern Trust has determined that it is not the primary beneficiary of the Funds and is not required to consolidate them within its consolidated balance sheet. Of the original $90 million of securities purchased from the Funds, $75 million matured at par during the three months ended March 31, 2012. Therefore, as Northern Trust has no current plans to provide any support additional to that which is noted above, the maximum exposure to loss from its implicit interest in the Funds totaled $14.7 million and $88.4 million as of March 31, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements (continued)

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.5 billion at March 31, 2012 and $4.3 billion at December 31, 2011. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $50.1 million at March 31, 2012 and $43.8 million at December 31, 2011.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of borrowers of securities. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $74.3 billion at March 31, 2012 and $74.4 billion at December 31, 2011. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at March 31, 2012 or December 31, 2011 related to these indemnifications.

Legal Proceedings. In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various claimants or classes of claimants, regulatory matters, employment matters, and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted.

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

Notes to Consolidated Financial Statements (continued)

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2012, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $39 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. The following is a description of the nature of certain of these matters.

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or putative class actions in which they claim, among other things, that

Notes to Consolidated Financial Statements (continued)

we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). Based on our review of these matters, we believe we operated our securities lending program prudently and appropriately. At this stage of these proceedings, however, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss. The Corporation also cooperated fully with a U.S. Securities and Exchange Commission (SEC or the Commission) investigation related to our securities lending program. In April 2012, the SEC Staff advised us that the investigation has been completed and that they do not intend to recommend any enforcement action by the Commission.

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

On September 7, 2010, a shareholder derivative lawsuit, purportedly brought on behalf of the Corporation, was filed in the Circuit Court of Cook County, Illinois against a number of the Corporation’s current and former officers and directors. The Corporation is named as a nominal defendant. The complaint asserts that the individual defendants violated their fiduciary duties to the Corporation based upon substantially the same allegations made in the Securities Class Action complaint. Certain individual defendants are also alleged to have sold some of their holdings of Northern Trust Corporation stock while in possession of material nonpublic information. Plaintiff seeks compensatory damages in an unspecified amount from the individual defendants on behalf of the Corporation. The only relief sought against the Corporation is an order requiring the implementation of certain corporate governance procedures. On December 20, 2011, the court granted the Corporation’s motion to dismiss the derivative lawsuit but gave plaintiff leave to file an amended complaint. Plaintiff elected, instead, to enter into an agreed order staying the derivative suit until the judge in the Securities Class Action rules on the Corporation’s motion to dismiss that complaint.

Notes to Consolidated Financial Statements (continued)

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa, Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and have restrictions as to their sale or transfer.

Northern Trust, in conjunction with other member banks of Visa U.S.A., is obligated to indemnify Visa for losses resulting from certain indemnified litigation involving Visa and has been required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled.

During 2007, Northern Trust recorded charges and corresponding liabilities of $150 million relating to Visa indemnified litigation. Subsequently, Visa established an escrow account to cover the settlements of, or judgments in, indemnified litigation. The fundings by Visa of its escrow account have resulted in reductions of Northern Trust’s Visa related indemnification liability and of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. Reductions of Northern Trust’s indemnification liability totaling $23.1 million, $33.0 million, and $17.8 million were recorded in 2011, 2010, and 2009, respectively, which combined with a $76.1 million reduction recorded in 2008, fully eliminated the indemnification liability as of December 31, 2011.

While the ultimate resolution of outstanding Visa related litigation is highly uncertain and the estimation of any potential losses is highly judgmental, Northern Trust anticipates that the value of its remaining shares of Visa stock will be adequate to offset any remaining indemnification obligations related to Visa litigation.

Contingent Purchase Consideration. In connection with acquisitions consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration at March 31, 2012 and December 31, 2011 totaled $58.6 million and $56.8 million, respectively.

18. Derivative Financial Instruments – Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts.

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

Notes to Consolidated Financial Statements (continued)

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

All derivative financial instruments, whether designated as hedges or not, are recorded on the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded on the consolidated balance sheet were each reduced by $1.8 billion as of March 31, 2012 and by $2.0 billion as of December 31, 2011, as a result of master netting agreements in place. Derivative assets and liabilities recorded at March 31, 2012, also reflect reductions of $350.3 million and $293.1 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $220.1 million and $257.4 million, respectively, at December 31, 2011. Additional cash collateral received from and deposited with derivative counterparties totaling $8.4 million and $214.2 million, respectively, as of March 31, 2012, and $72.3 million and $47.8 million, respectively, as of December 31, 2011, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of the net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $181.2 million and $202.0 million on March 31, 2012 and December 31, 2011, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $338.6 million and $80.5 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2012 and December 31, 2011 of zero and $121.5 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at March 31, 2012 and December 31, 2011, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

	March 31, 2012			December 31, 2011
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$248,231.5	$3,127.8	$3,063.6	$239,901.3	$3,062.1	$2,959.8
Interest Rate Option Contracts	104.4	0.1	0.1	100.5	—	—
Interest Rate Swap Contracts	4,646.2	182.1	177.0	4,570.4	188.7	184.6

Total	$252,982.1	$3,310.0	$3,240.7	$244,572.2	$3,250.8	$3,144.4

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2012 and 2011.

		Amount of Derivative Gain/(Loss) Recognized in Income
	Location of Derivative Gain/(Loss) Recognized in Income	Three Months Ended March 31,
(In Millions)		2012	2011
Foreign Exchange Contracts	Foreign Exchange Trading Income	$61.9	$84.8
Interest Rate Swap and Option Contracts	Security Commissions and Trading Income	2.5	1.1

Total		$64.4	$85.9

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

			March 31, 2012			December 31, 2011
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$2,797.0	$6.7	$45.4	$2,172.0	$2.6	$46.8
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	135.1	0.5	1,100.0	147.0	0.5
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	983.8	10.8	15.5	932.9	9.4	27.2
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,465.7	0.6	26.6	1,554.7	12.0	1.5

Total			$6,346.5	$153.2	$88.0	$5,759.6	$171.0	$76.0

In addition to the above, Sterling denominated debt, totaling $240.4 million and $241.2 million at March 31, 2012 and December 31, 2011, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three months ended March 31, 2012 and 2011.

	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended March 31,
(In Millions)			2012	2011
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(48.1)	$(7.2)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	148.3	127.2

Total			$100.2	$120.0

Notes to Consolidated Financial Statements (continued)

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were $0.3 million of changes recorded within the fair values of hedged items for such “long-haul” hedges during the three months ended March 31, 2012 and the three months ended March 31, 2011. There was $0.6 million and $0.2 million of ineffectiveness recorded during the three months ended March 31, 2012 and 2011, respectively, for available for sale investment securities, senior notes, and subordinated debt.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are also reclassified to earnings. Northern Trust assesses effectiveness using regression analysis for cash flow hedges of available for sale securities. Ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three months ended March 31, 2012 and 2011. As of March 31, 2012, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

Notes to Consolidated Financial Statements (continued)

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three months ended March 31, 2012 and 2011. Beginning with the three months ended March 31, 2012, gains and losses associated with forecasted foreign currency denominated revenue and expenditure transactions are classified in Other Operating Income or Other Operating Expense.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Three Months Ended March 31,	2012	2011	2012	2011
Net Gain/(Loss) Recognized in AOCI	$18.9	$16.8	$—	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings Trust, Investment and Other Servicing Fees	—	(0.8)	—	—
Other Operating Income	(1.5)	0.1	—	—
Interest Income	—	(0.4)	0.2	—
Interest Expense	—	—	—	—
Compensation	—	2.3	—	—
Employee Benefits	—	0.6	—	—
Equipment and Software	—	0.1	—	—
Occupancy Expense	—	0.4	—	—
Other Operating Expense	2.3	0.2	—	—

Total	$0.8	$2.5	0.2	$—

During the three months ended March 31, 2012 and 2011, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $2.8 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to eliminate hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three months ended March 31, 2012 and 2011. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2012 and 2011.

	Amount of Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended March 31,
(In Millions)	2012	2011
Foreign Exchange Contracts	$(36.3)	$(57.0)
Sterling Denominated Subordinated Debt	(8.9)	(9.8)
Sterling Denominated Senior Debt	—	—

Total	$(45.2)	$(66.8)

Notes to Consolidated Financial Statements (continued)

Derivatives not formally designated as hedges under GAAP are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities, the net investment in certain non-U.S.affiliates, forecasted foreign currency denominated transactions, and the credit risk and interest rate risk of loans and loan commitments. The following table identifies the types and classifications of risk management derivative instruments not formally designated as hedges, their notional and fair values, and the respective risks addressed.

			March 31, 2012			December 31, 2011
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$60.5	$—	0.2	$60.5	$0.7	$0.1
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	67.8	2.2	2.4	127.3	2.1	2.6
Commercial Loans	Foreign Exchange Contracts	Foreign Currency	141.3	0.9	0.7	84.3	1.3	0.3
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	47.9	0.1	0.4	63.5	0.4	0.2

Total			$317.5	$3.2	$3.7	$335.6	$4.5	$3.2

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2012 and 2011.

	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended March 31,
(In Millions)		2012	2011
Credit Default Swap Contracts	Other Operating Income	$(1.1)	$0.5
Forward Contracts	Other Operating Income	—	0.1
Foreign Exchange Contracts	Other Operating Income	(0.3)	(5.6)

Total		$(1.4)	$(5.0)

Item 1.	Financial Statements

The information called for by this item is incorporated herein by reference to the “Financial Statements” section within this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within this Form 10-Q.

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

The information presented in Note 17 titled “Contingent Liabilities” within this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1-31, 2012	4,989	$42.10	4,989
February 1-29, 2012	187,400	43.71	187,400
March 1-31, 2012	136,298	44.42	136,298

Total (First Quarter)	328,687	$43.98	328,687	9,997,739

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced March 14, 2012, authorizes the purchase of up to 10.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 30, 2012	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and
Chief Financial Officer

Date: April 30, 2012	By:	/s/ Aileen B. Blake
Aileen B. Blake
Executive Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

	(i)	By-laws as amended to date (Incorporated by reference to Corporation’s Current Report on Form 8-K dated April 18, 2012).

(10)	Material Contracts

	(i)	2012 Long Term Cash Incentive Plan.

	(ii)	Northern Trust Corporation 2012 Stock Plan (Incorporated by reference to Corporation’s Current Report on Form 8-K dated April 19, 2012).

	(iii)	2012 Form of Director Stock Agreement.

	(iv)	2012 Form of Prorated Director Stock Agreement.

	(v)	2012 Form of New Director Stock Agreement.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (continued)

(101)	Interactive Data File

	(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.