Form 10-Q
period 2012-06-30
NORTHERN TRUST CORP
filed 2012-07-27
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

240,516,692 Shares—$1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2012)

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended June 30			Six Months Ended June 30
FOR THE PERIOD ($ In Millions)	2012	2011	% Change	2012	2011	% Change
Noninterest Income
Trust, Investment and Other Servicing Fees	$605.8	$557.8	9%	$1,181.0	$1,072.7	10%
Foreign Exchange Trading Income	59.4	80.8	(27)	121.3	165.6	(27)
Treasury Management Fees	17.3	18.6	(8)	34.7	37.2	(7)
Security Commissions and Trading Income	17.4	15.9	10	35.7	30.9	16
Other Operating Income	34.0	42.2	(19)	72.6	77.9	(7)
Investment Security Gains (Losses), net	0.5	(16.6)	N/M	(1.9)	(22.1)	(91)

Total Noninterest Income	734.4	698.7	5	1,443.4	1,362.2	6

Net Interest Income	254.1	246.1	3	510.5	480.5	6
Provision for Credit Losses	5.0	10.0	(50)	10.0	25.0	(60)

Net Interest Income after Provision for Credit Losses	249.1	236.1	6	500.5	455.5	10

Noninterest Expense
Compensation	313.8	320.2	(2)	635.4	614.2	3
Employee Benefits	64.9	67.2	(4)	133.0	122.0	9
Outside Services	133.7	134.9	(1)	261.9	258.9	1
Equipment and Software	99.4	83.1	20	190.2	156.5	22
Occupancy	42.6	43.2	(2)	84.4	85.8	(2)
Visa Indemnification Benefit	—	—	—	—	(10.1)	N/M
Other Operating Expense	62.9	56.7	11	136.0	130.9	4

Total Noninterest Expense	717.3	705.3	2	1,440.9	1,358.2	6

Income before Income Taxes	266.2	229.5	16	503.0	459.5	9
Provision for Income Taxes	86.6	77.5	12	162.2	156.5	4

Net Income	$179.6	$152.0	18%	$340.8	$303.0	12%

Average Total Assets	$92,410.6	$92,359.1	N/M %	$93,769.3	$87,837.4	7%

PER COMMON SHARE

Net Income—Basic	$0.73	$0.62	18%	$1.39	$1.24	12%
—Diluted	0.73	0.62	18	1.39	1.24	12
Cash Dividends Declared Per Common Share	**	0.28	N/M	0.58	0.56	4
Book Value—End of Period (EOP)	30.73	29.15	5	30.73	29.15	5
Market Price—EOP	46.02	45.96	N/M	46.02	45.96	N/M

RATIOS

Return on Average Common Equity	9.91%	8.76%		9.48%	8.85%
Return on Average Assets	0.78	0.66		0.73	0.70
Dividend Payout Ratio	**	45.2		41.7	45.2
Average Stockholders’ Equity to Average Assets	7.9	7.5		7.7	7.9

PERIOD END ($ In Millions)	June 30, 2012	December 31, 2011	% Change
Assets	$94,455.9	$100,223.7	(6)%
Earning Assets	86,221.3	90,793.6	(5)
Deposits	76,995.9	82,677.5	(7)
Stockholders’ Equity	7,390.3	7,117.3	4

PERIOD END CLIENT ASSETS ($ In Billions)

Assets Under Custody	$4,563.9	$4,262.8	7%
Assets Under Management	704.3	662.9	6

RATIOS

Tier 1 Capital to Risk-Weighted Assets—EOP	12.9%	12.5%
Total Capital to Risk-Weighted Assets—EOP	14.4	14.2
Tier 1 Leverage Ratio	8.0	7.3

(**)	Cash dividends of $0.58 per common share were declared in the first quarter of 2012, comprised of a $0.28 per common share dividend declared January 17, 2012, paid April 2, 2012, and a $0.30 per common share dividend declared March 14, 2012, paid July 2, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER CONSOLIDATED RESULTS OF OPERATIONS

General

Northern Trust Corporation (the Corporation), together with its subsidiaries, is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families, and individuals worldwide. Northern Trust focuses on servicing and managing client assets through its two primary business units, Personal Financial Services (PFS) and Corporate & Institutional Services (C&IS). Asset management and related services are provided to PFS and C&IS clients primarily by a third business unit, Northern Trust Global Investments (NTGI). Northern Trust emphasizes quality through a high level of service complemented by the effective use of technology, delivered by a fourth business unit, Operations & Technology (O&T). Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.

The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors should also read the section entitled “Factors Affecting Future Results.”

Overview

Net income per common share on a diluted basis in the second quarter of 2012 was $0.73 compared to $0.62 per common share in the second quarter of 2011. Net income for the current quarter was $179.6 million compared to $152.0 million in the prior year quarter.

The performance in the current quarter produced an annualized return on average common equity of 9.9% compared to 8.8% in the prior year quarter. The annualized return on average assets was 0.8% in the current quarter and 0.7% in the prior year quarter.

Consolidated revenue of $988.5 million in the current quarter increased $43.7 million, or 5%, from $944.8 million in the prior year quarter, and includes the full period benefit of acquisitions completed in June and July of 2011. Noninterest income, which represented 74% of revenue, increased $35.7 million, or 5%, to $734.4 million from the prior year quarter’s $698.7 million, primarily reflecting higher trust, investment and other servicing fees and lower net investment security losses, partially offset by lower foreign exchange trading income.

Net interest income for the quarter increased $8.0 million, or 3%, to $254.1 million compared to $246.1 million in the prior year quarter.

Overview (continued)

Noninterest expense totaled $717.3 million in the current quarter compared to $705.3 million in the prior year quarter. The increase of $12.0 million, or 2%, primarily reflects the acquisitions completed in 2011 and higher equipment and software expense, partially offset by lower restructuring, acquisition, and integration related charges. The current quarter and prior year quarter include restructuring, acquisition, and integration related charges of $3.6 million ($2.3 million after tax, or $0.01 per common share) and $22.6 million ($18.8 million after tax, or $0.08 per common share), respectively.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30,
($ In Millions)	2012	2011	Change
Trust, Investment and Other Servicing Fees	$605.8	$557.8	$48.0	9%
Foreign Exchange Trading Income	59.4	80.8	(21.4)	(27)
Treasury Management Fees	17.3	18.6	(1.3)	(8)
Security Commissions and Trading Income	17.4	15.9	1.5	10
Other Operating Income	34.0	42.2	(8.2)	(19)
Investment Security Gains (Losses), net	0.5	(16.6)	17.1	N/M

Total Noninterest Income	$734.4	$698.7	$35.7	5%

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

Noninterest Income (continued)

The following tables present Northern Trust’s assets under custody and assets under management by business segment.

Assets Under Custody ($ In Billions)	June 30, 2012	March 31, 2012	June 30, 2011	Change Q2-12/ Q1-12	Change Q2-12/ Q2-11
Corporate and Institutional	$4,152.7	$4,188.6	$4,028.1	(1)%	3%
Personal	411.2	406.6	387.8	1	6

Total Assets Under Custody	$4,563.9	$4,595.2	$4,415.9	(1)%	3%

Assets Under Management ($ In Billions)	June 30, 2012	March 31, 2012	June 30, 2011	Change Q2-12/ Q1-12	Change Q2-12/ Q2-11
Corporate and Institutional	$528.4	$537.4	$512.1	(2)%	3%
Personal	175.9	179.1	172.0	(2)	2

Total Assets Under Management	$704.3	$716.5	$684.1	(2)%	3%

C&IS assets under custody totaled $4.2 trillion, up 3% from the prior year quarter, and included $2.5 trillion of global custody assets, 1% higher compared to the prior year quarter. C&IS assets under management included $93.7 billion of securities lending collateral, a 12% decrease from the prior year quarter. Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500 index of 3% and decline in the EAFE index (USD) of 17%.

Custodied and managed assets at the current and prior year quarter ends were invested as follows:

	June 30, 2012			June 30, 2011
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	43%	46%	43%	48%	46%	47%
Fixed Income Securities	37	26	36	34	26	34
Cash and Other Assets	20	28	21	18	28	19

	June 30, 2012			June 30, 2011
Assets Under Management	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	50%	36%	47%	47%	37%	45%
Fixed Income Securities	16	33	20	14	30	18
Cash and Other Assets	34	31	33	39	33	37

Noninterest Income (continued)

Trust, investment and other servicing fees from C&IS increased $29.9 million, or 10%, totaling $338.4 million compared to the prior year quarter’s $308.5 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended June 30,
($ In Millions)	2012	2011	Change
Custody and Fund Administration	$215.0	$189.9	$25.1	13%
Investment Management	71.8	69.9	1.9	3
Securities Lending	30.7	30.9	(0.2)	(1)
Other	20.9	17.8	3.1	18

Total	$338.4	$308.5	$29.9	10%

Custody and fund administration fees, the largest component of C&IS fees, increased 13%, primarily reflecting revenue attributable to the 2011 acquisitions and other new business, partially offset by the negative impact of equity markets on fees. C&IS investment management revenue includes the impact of waived fees in money market mutual funds due to persistent low short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $7.0 million in the current quarter, relatively unchanged from waived fees of $7.5 million in the prior year quarter.

Trust, investment and other servicing fees from PFS totaled a record $267.4 million in the current quarter, increasing $18.1 million, or 7%, from $249.3 million in the prior year quarter. The increase in the current quarter primarily reflects strong new business. Money market mutual fund fee waivers in PFS totaled $10.0 million in the current quarter compared with $15.2 million in the prior year quarter.

Foreign exchange trading income totaled $59.4 million, down $21.4 million, or 27%, compared with $80.8 million in the prior year quarter. The current quarter decrease is attributable to reduced currency market volatility and client volumes.

The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30,
($ In Millions)	2012	2011	Change
Loan Service Fees	$14.8	$16.7	$(1.9)	(11)%
Banking Service Fees	13.7	14.2	(0.5)	(4)
Other Income	5.5	11.3	(5.8)	(51)

Total Other Operating Income	$34.0	$42.2	$(8.2)	(19)%

The decrease in the “other income” component of other operating income is primarily attributable to a gain on the sale of a leasing asset recorded in the prior year quarter and current quarter decreases within various miscellaneous income categories.

Noninterest Income (continued)

Net investment security gains totaled $0.5 million in the current quarter compared to losses of $16.6 million in the prior year quarter. The current quarter includes realized gains of $21.5 million on sales of U.S. Treasury Notes, offset by realized losses of $21.0 million on sales of auction rate securities. The prior year quarter included $16.9 million of other-than-temporary impairment of residential mortgage-backed securities.

Net Interest Income

Net interest income for the quarter stated on a fully taxable equivalent (FTE) basis totaled $264.3 million, up $7.7 million, or 3%, from $256.6 million reported in the prior year quarter. The increase reflects an increase in the net interest margin to 1.28% in the current quarter from 1.23% in the prior year quarter. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income stated on an FTE basis is a non-GAAP financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 23.

The higher net interest margin primarily reflects a higher percentage of funding from noninterest-bearing deposits, lower levels of deposits with the Federal Reserve, and increased investment in securities. Average earning assets for the quarter were $83.2 billion compared to $83.7 billion in the prior year quarter.

Average Federal Reserve Deposits and Other Interest-Bearing assets totaled $3.6 billion for the current quarter compared to $14.8 billion for the prior year quarter, a decrease of $11.2 billion, or 75%.

Average investment securities increased $7.5 billion, or 31%, to $31.5 billion in the current quarter compared to $24.0 billion in the prior year quarter. Loans and leases averaged $29.1 billion, an increase of $726.6 million, or 3%, from $28.3 billion in the prior year quarter. The increase was primarily attributable to growth in commercial and institutional loans, which averaged $7.3 billion in the current quarter, up $1.0 billion, or 16%, from the prior year quarter’s average of $6.3 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $53.6 billion in the current quarter compared to $59.5 billion in the prior year quarter. The decrease of $5.9 billion, or 10%, was primarily within non-U.S. office interest-bearing deposits. Other interest-bearing funds averaged $8.2 billion in the quarter, a decrease of $3.8 billion, or 32%, as compared to $12.0 billion in the prior year quarter, primarily due to lower levels of short-term borrowings and long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related

Net Interest Income (continued)

funds utilized to fund earning assets increased $9.2 billion, or 76%, to $21.3 billion from $12.1 billion in the prior year quarter, resulting primarily from higher levels of U.S. office demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on pages 24 and 25.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the current quarter and $10.0 million in the prior year quarter. Net charge-offs totaled $3.2 million for the current quarter and include $13.0 million of recoveries, compared to $15.0 million of net charge-offs in the prior year quarter which included $2.2 million of recoveries. Nonperforming loans and leases decreased $88.2 million, or 27%, from the prior year quarter. While credit quality metrics for the overall portfolio have improved, residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 68% and 50% of total nonperforming loans at June 30, 2012 and June 30, 2011, respectively. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section below.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended June 30,
($ In Millions)	2012	2011	Change
Compensation	$313.8	$320.2	$(6.4)	(2)%
Employee Benefits	64.9	67.2	(2.3)	(4)
Outside Services	133.7	134.9	(1.2)	(1)
Equipment and Software	99.4	83.1	16.3	20
Occupancy	42.6	43.2	(0.6)	(2)
Other Operating Expense	62.9	56.7	6.2	11

Total Noninterest Expense	$717.3	$705.3	$12.0	2%

The increase in noninterest expense in the current quarter primarily reflects the acquisitions completed in 2011 and higher equipment and software expense, partially offset by lower restructuring, acquisition, and integration related charges. The current and prior year quarters include restructuring, acquisition, and integration related charges of $3.6 million and $22.6 million, respectively.

Compensation expense, the largest component of noninterest expense, equaled $313.8 million, down $6.4 million, or 2%, compared to $320.2 million in the prior year quarter. The prior year quarter included severance related restructuring charges of $18.4 million. Excluding the prior year quarter severance related charges, compensation expense increased $12.0 million, or 4%, primarily reflecting higher full-time equivalent staff levels,

Noninterest Expense (continued)

the majority of which are attributable to the acquisitions completed in 2011, as well as annual merit increases. Staff on a full-time equivalent basis at June 30, 2012 totaled approximately 14,000, up 3% from a year ago.

Employee benefit expense equaled $64.9 million, down 4% compared to $67.2 million in the prior year quarter. The current quarter reflects lower expense associated with retirement benefits, partially offset by higher full-time equivalent staff levels.

Expense associated with outside services totaled $133.7 million, down 1%, from $134.9 million in the prior year quarter. The current quarter includes lower third-party advisory fees and other categories of outside services expense, partially offset by higher expense associated with technical services, primarily due to the 2011 acquisitions.

Equipment and software expense totaled $99.4 million, an increase of $16.3 million, or 20%, from $83.1 million in the prior year quarter. The current quarter includes a $10.5 million software write-off and higher levels of software amortization and related software support costs from the continued investment in technology related assets.

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended June 30,
($ In Millions)	2012	2011	Change
Business Promotion	$20.4	$21.9	$(1.5)	(7)%
FDIC Insurance Premiums	7.2	5.8	1.4	25
Staff Related	7.4	9.8	(2.4)	(25)
Other Intangible Amortization	5.5	2.9	2.6	90
Other Expenses	22.4	16.3	6.1	37

Total Other Operating Expense	$62.9	$56.7	$6.2	11%

Other intangible amortization for the current quarter includes expense associated with intangible assets acquired in 2011. The increase in the “other expenses” component of other operating expense reflects increased expense associated with account servicing activities and within other miscellaneous expense categories.

Provision for Income Taxes

Income tax expense was $86.6 million in the current quarter, representing an effective tax rate of 32.5%, and $77.5 million in the prior year quarter, representing an effective tax rate of 33.8%. The prior year quarter’s effective tax rate was higher primarily due to certain restructuring, acquisition, and integration related expenses attributable to lower tax rate jurisdictions.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three and six month periods ended June 30, 2012 and 2011. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest Income
Trust, Investment and Other Servicing Fees	$338.4	$308.5	$267.4	$249.3	$—	$—	$605.8	$557.8
Other	103.6	124.5	27.0	32.6	(2.0)	(16.2)	128.6	140.9
Net Interest Income (FTE)*	72.0	66.2	158.4	150.3	33.9	40.1	264.3	256.6

Revenues*	514.0	499.2	452.8	432.2	31.9	23.9	998.7	955.3
Provision for Credit Losses	(0.5)	(2.3)	5.5	12.3	—	—	5.0	10.0
Noninterest Expense	397.5	380.5	289.5	302.7	30.3	22.1	717.3	705.3

Income before
Income Taxes*	117.0	121.0	157.8	117.2	1.6	1.8	276.4	240.0
Provision for Income
Taxes*	35.8	47.3	59.8	46.5	1.2	(5.8)	96.8	88.0

Net Income	$81.2	$73.7	$98.0	$70.7	$0.4	$7.6	$179.6	$152.0

Percentage of Consolidated Net Income	45%	48%	55%	47%	—%	5%	100%	100%
Average Assets	$48,616.8	$47,706.7	$23,488.3	$23,646.5	$20,305.5	$21,005.9	$92,410.6	$92,359.1

* Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.2 million for 2012 and $10.5 million for 2011.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest Income
Trust, Investment and Other Servicing Fees	$655.4	$579.8	$525.6	$492.9	$—	$—	$1,181.0	$1,072.7
Other	209.7	248.8	54.1	64.2	(1.4)	(23.5)	262.4	289.5
Net Interest Income (FTE)*	149.0	127.9	319.5	299.5	62.1	74.1	530.6	501.5

Revenues*	1,014.1	956.5	899.2	856.6	60.7	50.6	1,974.0	1,863.7
Provision for Credit Losses	—	(16.9)	10.0	41.9	—	—	10.0	25.0
Noninterest Expense	795.5	720.4	593.2	592.7	52.2	45.1	1,440.9	1,358.2

Income before
Income Taxes*	218.6	253.0	296.0	222.0	8.5	5.5	523.1	480.5
Provision for Income
Taxes*	69.4	97.1	112.1	88.2	0.8	(7.8)	182.3	177.5

Net Income	$149.2	$155.9	$183.9	$133.8	$7.7	$13.3	$340.8	$303.0

Percentage of Consolidated Net Income	44%	52%	54%	44%	2%	4%	100%	100%
Average Assets	$49,139.5	$45,719.7	$23,526.1	$23,638.4	$21,103.7	$18,479.3	$93,769.3	$87,837.4

* Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $20.1 million for 2012 and $21.0 million for 2011.

Corporate and Institutional Services

C&IS net income for the quarter was $81.2 million, compared with $73.7 million in the prior year quarter, an increase of $7.5 million, or 10%.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended June 30,
($ In Millions)	2012	2011	Change
Custody and Fund Administration	$215.0	$189.9	$25.1	13%
Investment Management	71.8	69.9	1.9	3
Securities Lending	30.7	30.9	(0.2)	(1)
Other	20.9	17.8	3.1	18

Total	$338.4	$308.5	$29.9	10%

Custody and fund administration fees, the largest component of C&IS fees, increased 13%, primarily reflecting revenue attributable to the 2011 acquisitions and other new business, partially offset by the negative impact of equity markets on fees. Investment management fees reflect waived fees in money market mutual funds attributable to the persistent low short-term interest rates. Money market mutual fund fee waivers in C&IS totaled $7.0 million in the current quarter compared with $7.5 million in the prior year quarter.

Other noninterest income totaled $103.6 million in the current quarter, a decrease of $20.9 million, or 17%, from $124.5 million in the prior year quarter. The decrease reflects lower foreign exchange trading income, attributable to reduced currency market volatility and client volumes.

Net interest income stated on an FTE basis was up $5.8 million, or 9%, from the prior year quarter, primarily reflecting an increase in the net interest margin. The net interest margin equaled 0.71% compared with 0.64% reported in the prior year quarter. The higher net interest margin reflects a higher percentage of funding from noninterest-bearing deposits, as well as reduced rates paid on interest-bearing deposits, primarily within non-U.S. office deposits. Earning assets averaged $40.9 billion for the quarter, a decrease of $346.0 million, or 1%, from $41.2 billion the prior year quarter. Earning assets were primarily comprised of short-term interest-bearing deposits with banks and investment securities. Funding sources were primarily comprised of non-U.S. custody related interest-bearing deposits.

A provision for credit losses of negative $0.5 million was recorded in the current quarter, reflecting continued improvement in loan portfolio credit quality metrics. Total loans and leases averaged $6.2 billion in the current quarter up $1.1 billion, or 21%, from the prior year quarter. The prior year quarter’s negative provision totaled $2.3 million.

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and

Corporate and Institutional Services (continued)

indirect expense allocations for certain corporate support services, totaled $397.5 million compared with $380.5 million for the prior year quarter, an increase of $17.0 million, or 4%. The increase primarily reflects increased indirect expense allocations, as well as higher full-time equivalent staff levels, intangible amortization, and outside services expense, due in part to the 2011 acquisitions. These increases were partially offset by lower restructuring, acquisition, and integration charges.

Personal Financial Services

PFS net income for the current quarter was $98.0 million compared to $70.7 million reported in the prior year quarter, an increase of $27.3 million, or 39%. Noninterest income was $294.4 million, up $12.5 million, or 4%, from $281.9 million in the prior year quarter. Trust, investment and other servicing fees totaled $267.4 million in the current quarter, increasing $18.1 million, or 7%, from $249.3 million in the prior year quarter. The increase in trust, investment and other servicing fees primarily reflects strong new business. PFS waived fees in money market mutual funds, attributable to low short-term interest rates, totaled $10.0 million in the current quarter compared with $15.2 million in the prior year quarter. Other noninterest income totaled $27.0 million, down $5.6 million, or 17%, from $32.6 million in the prior year quarter, reflecting decreases within various miscellaneous income categories.

Net interest income stated on an FTE basis was $158.4 million in the current quarter, an increase of $8.1 million, or 5%, compared to $150.3 million in the prior year quarter. The net interest margin was 2.76% in the current quarter compared to 2.59% in the prior year quarter. The higher net interest margin is primarily due to a reduction of internal borrowing rates as a result of the lower interest rate environment.

A provision for credit losses of $5.5 million was recorded in the current quarter. While credit quality metrics for the overall portfolio have improved, residential real estate loans continued to reflect weakness relative to the overall portfolio. The prior year quarter’s provision totaled $12.3 million.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $289.5 million compared with $302.7 million in the prior year quarter, a decrease of $13.2 million, or 4%. The decrease primarily reflects lower compensation and employee benefits expense.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income for the current quarter totaled negative $2.0 million, compared with negative $16.2 million in the prior year quarter. Other noninterest income in the prior year quarter included $16.9 million of charges for credit-related other-than-temporary impairment of residential mortgage-backed securities. Net interest income in the current quarter was $33.9 million, compared to $40.1 million in the prior year quarter, a decrease of $6.2 million, or 15%. The decrease primarily reflects reductions of internal yields on funds provided to business units, as well as lower levels of deposits with the Federal Reserve. Average assets decreased $694.1 million, or 3%, to $20.3 billion in the current quarter. Noninterest expense for the quarter totaled $30.3 million compared with $22.1 million in the prior year quarter, an increase of $8.2 million, or 37%, primarily reflecting a software write-off of $10.5 million in the current quarter.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.39 was reported for the six months ended June 30, 2012, compared with net income per common share of $1.24 reported in the comparable prior year period. The current period’s net income of $340.8 million compares to $303.0 million in the prior year period. Net income in the current and prior year periods include restructuring, acquisition, and integration related charges totaling $7.5 million ($4.9 million after tax, or $0.02 per common share) and $26.4 million ($22.1 million after tax, or $0.09 per common share), respectively. Net income in the prior year period also included a benefit of $10.1 million ($6.4 million after tax, or $0.03 per common share) that was recorded in connection with a reduction of a liability related to potential losses from indemnified litigation involving Visa, Inc. (Visa).

The performance in the current period produced an annualized return on average common equity of 9.5% compared to 8.9% in the prior year period. The annualized return on average assets was 0.7% in the current and prior year period.

Revenues for the six months ended June 30, 2012 totaled $1.95 billion, up $111.2 million, or 6%, from the prior year period’s revenues of $1.84 billion. Trust, investment and other servicing fees were $1.18 billion for the period, $108.3 million, or 10%, higher as compared with $1.07 billion in the prior year period, partly due to acquisitions completed in 2011. Trust, investment and other servicing fees for the current period represented 60% of total revenue, and noninterest income in total represented 74% of total revenue.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Six Months Ended June 30,
($ In Millions)	2012	2011	Change
Trust, Investment and Other Servicing Fees	$1,181.0	$1,072.7	$108.3	10%
Foreign Exchange Trading Income	121.3	165.6	(44.3)	(27)
Treasury Management Fees	34.7	37.2	(2.5)	(7)
Security Commissions and Trading Income	35.7	30.9	4.8	16
Other Operating Income	72.6	77.9	(5.3)	(7)
Investment Security Gains (Losses), net	(1.9)	(22.1)	20.2	(91)

Total Noninterest Income	$1,443.4	$1,362.2	$81.2	6%

Trust, investment and other servicing fees from C&IS increased $75.6 million, or 13%, totaling $655.4 million compared to $579.8 million a year ago.

C&IS Trust, Investment and Other Servicing Fees	Six Months Ended June 30,
($ In Millions)	2012	2011	Change
Custody and Fund Administration	$424.8	$358.9	$65.9	18%
Investment Management	133.6	137.0	(3.4)	(2)
Securities Lending	52.2	47.9	4.3	9
Other	44.8	36.0	8.8	25

Total	$655.4	$579.8	$75.6	13%

Custody and fund administration fees, the largest component of C&IS fees, increased 18%, primarily reflecting revenue attributable to the 2011 acquisitions and other new business, partially offset by the negative impact of equity markets on fees. C&IS investment management fees reflect higher waived fees in money market mutual funds, attributable to the low short-term interest rates. Money market fee waivers for C&IS totaled $17.6 million in the current period compared with $12.0 million in the prior year period. The increase in C&IS other fees primarily relates to higher income from risk advisory services.

Trust, investment and other servicing fees from PFS increased $32.7 million, or 7%, to $525.6 million compared with $492.9 million a year ago. The increase in PFS fees resulted primarily from strong new business and revised fee structures. Waived fees in money market mutual funds, attributable to the low short-term interest rates, totaled $24.8 million in the current period compared with $27.4 million in the prior year period.

Foreign exchange trading income decreased $44.3 million, or 27%, and totaled $121.3 million in the period compared with $165.6 million in the prior year period. The decrease reflects reduced currency market volatility and client volumes as compared with the prior year’s six-month period.

Other operating income decreased $5.3 million, or 7%, for the period to $72.6 million, compared with $77.9 million last year, primarily due to a gain on the sale of a leasing asset in the prior year period and current period decreases within various other miscellaneous income categories.

Noninterest Income (continued)

Net investment security losses in the current period totaled $1.9 million compared to $22.1 million in the prior year period. Net investment security losses in the current period include $3.1 million of credit-related other-than-temporary impairment of residential mortgage backed securities and auction rate securities. Net investment security losses in the prior year period included $22.0 million of credit-related other-than-temporary impairment of residential mortgage backed securities.

Net Interest Income

Net interest income, stated on an FTE basis, totaled $530.6 million, an increase of $29.1 million, or 6%, from $501.5 million reported in the prior year period. The increase primarily reflects higher levels of average earning assets; a lower cost of funding, primarily within non-U.S. office interest-bearing deposits; and a higher percentage of funding from noninterest-bearing deposits. The net interest margin on an FTE basis was 1.26% for the current period, down from 1.27% in the prior year period, primarily due to lower yields on certain categories of earning assets, partially offset by lower rates paid on interest-bearing deposits. Total average earning assets of $84.6 billion were $5.0 billion, or 6%, higher than a year ago, chiefly due to increased demand deposits, which were invested primarily in investment securities and interest-bearing deposits with banks.

Provision for Credit Losses

The provision for credit losses was $10.0 million for the current year period compared to $25.0 million in the comparable 2011 period. Net charge-offs totaled $9.0 million in the current year period compared to $36.6 million in the 2011 period, and included recoveries of $21.6 million and $16.0 million, respectively. The current period provision reflects improvement in the commercial and institutional and commercial real estate loan classes and reduced levels of charge-offs, partially offset by continued weakness in the residential real estate loan class. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section below.

Noninterest Expense

Noninterest expense totaled $1.44 billion for the period, up $82.7 million, or 6%, from the prior year period’s $1.36 billion. The current period includes restructuring, acquisition, and integration related charges of $7.5 million. The prior year period included restructuring, acquisition, and integration related charges totaling $26.4 million and a benefit of $10.1 million from the reduction of the Visa related indemnification liability. Excluding these current and prior year period items, noninterest expense in the current period increased by $91.5 million, or 7%, primarily reflecting the full period impact of acquisitions completed in 2011 and higher equipment and software expense.

Noninterest Expense (continued)

The components of noninterest expense are provided below.

Noninterest Expense	Six Months Ended June 30,
($ In Millions)	2012	2011	Change
Compensation	$635.4	$614.2	$21.2	3%
Employee Benefits	133.0	122.0	11.0	9
Outside Services	261.9	258.9	3.0	1
Equipment and Software	190.2	156.5	33.7	22
Occupancy	84.4	85.8	(1.4)	(2)
Visa Indemnification Benefit	—	(10.1)	10.1	N/M
Other Operating Expense	136.0	130.9	5.1	4

Total Noninterest Expense	$1,440.9	$1,358.2	$82.7	6%

Compensation expense in the prior year period included severance related restructuring charges of $18.4 million. Excluding the severance related charges, compensation expense increased $39.6 million, or 7%, primarily reflecting higher full-time equivalent staff levels, the majority of which are attributable to the acquisitions completed in 2011, as well as annual merit increases.

The increase in employee benefit expense primarily reflects the reversal in the prior year period of a $9.7 million employee benefit related accrual for which the 2010 goal was not met as well as higher current period full-time equivalent staff levels, partially offset by lower expense associated with retirement benefits.

Outside services expense increased 1% from the prior year period, primarily reflecting higher expense associated with technical services, offset by lower consulting and third-party advisory fees.

Equipment and software expense in the current period includes software write-offs of $15.1 million and higher levels of software amortization and related software support costs from the continued investment in technology related assets.

The components of other operating expense are provided below.

Other Operating Expense	Six Months Ended June 30,
($ In Millions)	2012	2011	Change
Business Promotion	$48.7	$51.3	$(2.6)	(5)%
FDIC Insurance Premiums	11.5	13.7	(2.2)	(16)
Staff Related	17.2	17.5	(0.3)	(2)
Other Intangible Amortization	10.3	6.2	4.1	65
Other Expenses	48.3	42.2	6.1	14

Total Other Operating Expense	$136.0	$130.9	$5.1	4%

The decrease in Federal Deposit Insurance Corporation (FDIC) premiums primarily reflects lower premiums resulting from changes in the FDIC’s assessment methodology. Other intangible amortization for the current period includes expense associated with intangible assets acquired in 2011. The increase in the “other expenses” component of other operating expense primarily reflects higher charges associated with account servicing activities and increases within various other miscellaneous expense categories.

Provision for Income Taxes

Total income tax expense was $162.2 million for the six months ended June 30, 2012, representing an effective tax rate of 32.3%. This compares with $156.5 million of income tax expense and an effective tax rate of 34.1% in the prior year period. The prior year period’s effective tax rate was higher primarily due to certain restructuring, acquisition, and integration related charges attributable to lower tax rate jurisdictions, and adjustments to deferred tax reserves recorded in the prior year period as a result of an Illinois corporate income tax rate increase enacted in January 2011.

BALANCE SHEET

Total assets at June 30, 2012 were $94.5 billion and averaged $92.4 billion for the current quarter, compared with total assets of $97.4 billion at June 30, 2011 and average total assets of $92.4 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $29.6 billion at June 30, 2012 and averaged $29.1 billion in the current quarter as compared to $28.6 billion at June 30, 2011 and a $28.3 billion average in the prior year quarter. Securities totaled $29.7 billion at June 30, 2012 and averaged $31.5 billion for the quarter, up 18% and up 31%, respectively, compared with $25.2 billion at June 30, 2011 and $24.0 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve Deposits and Other Interest-Bearing assets in aggregate totaled $26.9 billion at June 30, 2012 and averaged $22.7 billion in the current quarter, down 16% and 28%, respectively, from the prior year quarter average balances, primarily attributable to lower deposits with the Federal Reserve. Interest-bearing deposits at June 30, 2012 totaled $55.3 billion and averaged $53.6 billion, compared to $60.8 billion at June 30, 2011 and $59.5 billion in the prior year quarter. Noninterest-bearing deposits at June 30, 2012 totaled $21.7 billion and averaged $19.7 billion, compared to $16.7 billion at June 30, 2011 and $11.0 billion in the prior year quarter.

Total stockholders’ equity averaged $7.3 billion, up $332.1 million, or 5%, from the prior year quarter’s average of $7.0 billion. The increase primarily reflects earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the six months ended June 30, 2012, the Corporation repurchased 1,127,933 shares at a cost of $50.4 million ($44.67 average price per share). The Corporation’s common stock repurchase authorization was replaced in March of 2012, pursuant to which the Corporation is authorized to purchase up to 9.2 million additional shares after June 30, 2012.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2012 and exceeded the minimum regulatory requirements established by U.S. banking regulators of 4% for tier 1 capital, 8% for total capital (risk-based), and 3% for leverage (tier 1 capital to

BALANCE SHEET (continued)

period average assets). The Corporation and the Bank each had capital ratios at June 30, 2012 that were above the level required for classification as a “well capitalized” institution. Shown below are the June 30, 2012 and December 31, 2011 capital ratios of the Corporation and the Bank as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	12.9%	14.4%	8.0%	12.5%	14.2%	7.3%
The Northern Trust Company	11.9%	13.8%	7.4%	11.7%	13.8%	6.8%

The following table provides the Corporation’s ratios of tier 1 capital and tier 1 common equity to risk-weighted assets, as well as a reconciliation of tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP to tier 1 common equity.

($ In Millions)	June 30, 2012	December 31, 2011
Ratios
Tier 1 Capital	12.9%	12.5%
Tier 1 Common Equity	12.4%	12.1%

Tier 1 Capital	$7,328.4	$7,104.6
Less: Floating Rate Capital Securities	268.7	268.6

Tier 1 Common Equity	$7,059.7	$6,836.0

Northern Trust is providing the tier 1 common equity ratio, a non-GAAP financial measure, in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is a measure that Northern Trust and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 87% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2012 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, covered bonds, supranational bonds, auction rate securities and obligations of states and political subdivisions. The remaining 13% of the portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, supranational bonds, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 1% was rated below double-A, and 8% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

ASSET QUALITY (continued)

Total gross unrealized losses within the investment securities portfolio at June 30, 2012 were $44.9 million as compared to $85.0 million at December 31, 2011. Of the total gross unrealized losses on securities at June 30, 2012, $18.3 million relate to non-agency residential mortgage-backed securities. Non-agency residential mortgage-backed securities rated below double-A at June 30, 2012 represented 92% of the total fair value of non-agency residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $131.5 million and $113.7 million, respectively.

Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment in accordance with GAAP and Northern Trust’s security impairment review policy. Credit related losses recognized in earnings on other-than-temporarily impaired securities totaled $3.1 million for the six months ended June 30, 2012, and $16.9 million and $22.0 million, respectively, for the three and six months ended June 30, 2011.

Northern Trust is a participant in the repurchase agreement market. This market is one of several alternatives used by Northern Trust to obtain short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until the repurchase.

Eurozone Exposure

Northern Trust continues to closely monitor developments related to the European debt crisis. As of June 30, 2012, Northern Trust’s gross exposure to obligors in Portugal, Italy, Ireland, Greece and Spain, eurozone countries considered by Northern Trust to be experiencing significant economic, fiscal and/or political strains, totaled approximately $933 million, or 1% of Northern Trust’s total consolidated assets. There was no exposure to sovereign debt securities as of June 30, 2012. The largest aggregate country exposure, totaling $727 million, was to obligors in Ireland, of which $11 million was to banks and $716 million was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to these borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. The remaining exposure primarily reflects $201 million to banks in Spain in connection with short-term deposits which matured and were repaid in full in July of 2012 and were not renewed. There was negligible exposure to obligors in Portugal, Italy, and Greece at June 30, 2012. Exposure levels at June 30, 2012 reflect Northern Trust’s risk management policies and practices, which operate to limit exposures to higher risk European financial and sovereign entities.

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

($ In Millions)	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$32.9	$28.6	$31.3	$55.7
Commercial Real Estate	41.1	69.8	79.5	106.5

Total Commercial	74.0	98.4	110.8	162.2

Personal
Residential Real Estate	163.1	160.0	177.6	163.0
Private Client	2.7	3.7	5.3	2.8

Total Personal	165.8	163.7	182.9	165.8

Total Nonperforming Loans and Leases	239.8	262.1	293.7	328.0
Other Real Estate Owned	25.3	22.4	21.2	31.1

Total Nonperforming Assets	$265.1	$284.5	$314.9	$359.1

90 Day Past Due Loans Still Accruing	$31.6	$21.0	$13.1	$21.7

Nonperforming Loans and Leases to Total Loans and Leases	0.81%	0.90%	1.01%	1.15%

Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans	1.3x	1.1x	1.0x	0.9x

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. The duration and severity of the economic downturn which began in 2008, together with its impact on equity and real estate values, had a negative effect on Northern Trust’s credit portfolio and resulted in increases from prior historical levels of credits downgraded to nonperforming, primarily in the residential real estate and commercial real estate loan classes, and of OREO properties. The $19.4 million decrease in nonperforming assets during the current quarter primarily reflects loan payoffs, the return of a loan previously classified as nonperforming to performing status in accordance with Northern Trust’s established policies, as well as amounts charged off, partially offset by additional loans classified as nonperforming.

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

ASSET QUALITY (continued)

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

A $5.0 million provision for credit losses was recorded in the current quarter and a $10.0 million provision was recorded in the prior year quarter. While credit quality metrics for the overall portfolio have improved, residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 68% and 50% of total nonperforming loans at June 30, 2012 and June 30, 2011, respectively.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2012 and 2011 due to charge-offs, recoveries, and the provision for credit losses.

ASSET QUALITY (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	June 30, 2012		March 31, 2012		December 31, 2011		June 30, 2011
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$30.9	—%	$36.5	—%	$47.3	—%	$61.3	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	85.8	24	88.9	24	90.0	24	97.2	22
Commercial Real Estate	82.8	10	79.0	10	77.1	10	79.1	11
Lease Financing, net	3.4	3	3.1	4	1.8	3	1.8	4
Non-U.S.	4.1	4	3.7	4	4.7	4	4.2	6
Other	—	3	—	2	—	1	—	1

Total Commercial	176.1	44	174.7	44	173.6	42	182.3	44

Personal
Residential Real Estate	107.1	36	100.2	36	92.0	37	88.0	37
Private Client	15.8	19	16.7	19	16.0	20	14.2	18
Other	—	1	—	1	—	1	—	1

Total Personal	122.9	56	116.9	56	108.0	58	102.2	56

Total Allocated Inherent Allowance	$299.0	100%	$291.6	100%	$281.6	100%	$284.5	100%

Total Allowance for Credit Losses	329.9		328.1		328.9		345.8

Allowance Assigned to:
Loans and Leases	$300.3		$295.5		$294.8		$311.3
Unfunded Commitments and Standby Letters of Credit	29.6		32.6		34.1		34.5

Total Allowance for Credit Losses	$329.9		$328.1		$328.9		$345.8

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.01%		1.01%		1.01%		1.09%

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

RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

The tables below present a reconciliation of interest income and net interest income prepared in accordance with GAAP to interest income and net interest income on a fully taxable equivalent (FTE) basis, a non-GAAP financial measure. Management believes this presentation provides a clearer indication of net interest margins for comparative purposes.

	Three Months Ended
	June 30, 2012			June 30, 2011
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$321.5	$10.2	$331.7	$359.7	$10.5	$370.2
Interest Expense	67.4	—	67.4	113.6	—	113.6

Net Interest Income	$254.1	$10.2	$264.3	$246.1	$10.5	$256.6

Net Interest Margin	1.23%		1.28%	1.18%		1.23%

	Six Months Ended
	June 30, 2012			June 30, 2011
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$662.5	$20.1	$682.6	$706.8	$21.0	$727.8
Interest Expense	152.0	—	152.0	226.3	—	226.3

Net Interest Income	$510.5	$20.1	$530.6	$480.5	$21.0	$501.5

Net Interest Margin	1.21%		1.26%	1.22%		1.27%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	Second Quarter
EQUIVALENT BASIS)	2012			2011
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$0.1	$260.3	0.18%	$0.1	$272.5	0.07%
Interest-Bearing Deposits with Banks	43.5	18,788.9	0.93	44.7	16,230.6	1.11
Federal Reserve Deposits and Other Interest-Bearing	2.2	3,643.4	0.24	9.6	14,799.6	0.26
Securities
U.S. Government	6.8	2,546.9	1.08	4.6	1,001.2	1.86
Obligations of States and Political Subdivisions	6.9	422.1	6.57	10.3	609.9	6.71
Government Sponsored Agency	28.5	17,827.2	0.64	22.8	12,794.0	0.71
Other (1)	36.5	10,661.9	1.38	33.7	9,628.1	1.41

Total Securities	78.7	31,458.1	1.01	71.4	24,033.2	1.19

Loans and Leases (2)	207.2	29,057.5	2.86	244.4	28,330.9	3.46

Total Earning Assets	331.7	83,208.2	1.60	370.2	83,666.8	1.77

Allowance for Credit Losses Assigned to Loans and Leases	—	(298.1)	—	—	(308.2)	—
Cash and Due from Banks	—	3,860.7	—	—	3,861.7	—
Buildings and Equipment	—	469.0	—	—	500.5	—
Client Security Settlement Receivables	—	488.1	—	—	409.8	—
Goodwill	—	535.0	—	—	417.4	—
Other Assets	—	4,147.7	—	—	3,811.1	—

Total Assets	$—	$92,410.6	—%	$—	$92,359.1	—%

Average Source of Funds
Deposits
Savings and Money Market	$4.9	$14,095.6	0.14%	$7.3	$14,222.9	0.20%
Savings Certificates and Other Time	5.2	3,098.3	0.67	7.3	3,686.9	0.80
Non-U.S. Offices—Interest-Bearing	22.6	36,431.2	0.25	55.7	41,568.4	0.54

Total Interest-Bearing Deposits	32.7	53,625.1	0.25	70.3	59,478.2	0.47
Short-Term Borrowings	1.9	4,165.6	0.18	2.5	7,114.6	0.14
Senior Notes	16.8	2,119.5	3.21	15.6	1,891.9	3.32
Long-Term Debt	15.3	1,674.9	3.66	24.7	2,756.9	3.59
Floating Rate Capital Debt	0.7	277.0	1.06	0.5	276.9	0.86

Total Interest-Related Funds	67.4	61,862.1	0.44	113.6	71,518.5	0.64

Interest Rate Spread	—	—	1.16	—	—	1.13
Demand and Other Noninterest-Bearing Deposits	—	19,720.1	—	—	11,017.4	—
Other Liabilities	—	3,539.6	—	—	2,866.5	—
Stockholders’ Equity	—	7,288.8	—	—	6,956.7	—

Total Liabilities and Stockholders’ Equity	$—	$92,410.6	—%	$—	$92,359.1	—%

Net Interest Income/Margin (FTE Adjusted) (4)	$264.3	$—	1.28%	$256.6	$—	1.23%

Net Interest Income/Margin (Unadjusted)	$254.1	$—	1.23%	$246.1	$—	1.18%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2012/2011
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$28.1	$(66.6)	$(38.5)
Interest-Related Funds	(15.6)	(30.6)	(46.2)

Net Interest Income (FTE)	$43.7	$(36.0)	$7.7

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of June 30, 2012 and 2011.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.
(4)	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $10.2 million and $10.5 million for the three months ended June 30, 2012 and 2011, respectively.
Note:	Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	Six Months
EQUIVALENT BASIS)	2012			2011
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$0.2	$253.5	0.15%	$0.2	$261.9	0.11%
Interest-Bearing Deposits with Banks	94.0	18,517.6	1.02	82.3	16,192.4	1.02
Federal Reserve Deposits and Other Interest-Bearing	7.3	5,664.4	0.26	16.0	11,891.0	0.27
Securities
U.S. Government	14.4	2,758.4	1.05	9.0	987.4	1.84
Obligations of States and Political Subdivisions	15.1	457.5	6.59	21.2	638.7	6.63
Government Sponsored Agency	58.2	17,685.0	0.66	47.0	12,705.3	0.75
Other (1)	67.4	10,463.3	1.29	60.0	8,813.3	1.38

Total Securities	155.1	31,364.2	0.99	137.2	23,144.7	1.20

Loans and Leases (2)	426.0	28,836.6	2.97	492.1	28,064.4	3.54

Total Earning Assets	682.6	84,636.3	1.62	727.8	79,554.4	1.84

Allowance for Credit Losses Assigned to Loans and Leases	—	(295.5)	—	—	(313.7)	—
Cash and Due from Banks	—	3,931.6	—	—	3,647.8	—
Buildings and Equipment	—	480.7	—	—	502.1	—
Client Security Settlement Receivables	—	454.6	—	—	419.3	—
Goodwill	—	534.5	—	—	411.3	—
Other Assets	—	4,027.1	—	—	3,616.2	—

Total Assets	$—	$93,769.3	—%	$—	$87,837.4	—%

Average Source of Funds
Deposits
Savings and Money Market	$10.2	$14,351.2	0.14%	$15.4	$14,063.2	0.22%
Savings Certificates and Other Time	10.3	3,084.9	0.67	15.4	3,758.7	0.82
Non-U.S. Offices—Interest-Bearing	58.6	37,706.0	0.31	106.2	38,837.0	0.55

Total Interest-Bearing Deposits	79.1	55,142.1	0.29	137.0	56,658.9	0.49
Short-Term Borrowings	3.2	4,196.9	0.16	5.0	6,127.9	0.16
Senior Notes	33.8	2,122.4	3.20	31.3	1,892.5	3.34
Long-Term Debt	34.4	1,832.1	3.77	51.8	2,740.2	3.81
Floating Rate Capital Debt	1.5	277.0	1.09	1.2	276.9	0.87

Total Interest-Related Funds	152.0	63,570.5	0.48	226.3	67,696.4	0.67

Interest Rate Spread	—	—	1.14	—	—	1.17
Demand and Other Noninterest-Bearing Deposits	—	19,593.6	—	—	10,386.6	—
Other Liabilities	—	3,377.2	—	—	2,849.4	—
Stockholders’ Equity	—	7,228.0	—	—	6,905.0	—

Total Liabilities and Stockholders’ Equity	$—	$93,769.3	—%	$—	$87,837.4	—%

Net Interest Income/Margin (FTE Adjusted) (4)	$530.6	$—	1.26%	$501.5	$—	1.27%

Net Interest Income/Margin (Unadjusted)	$510.5	$—	1.21%	$480.5	$—	1.22%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2012/2011
	Change Due To
	Average
(In Millions)	Balance	Rate	Total
Earning Assets (FTE)	$66.1	$(111.3)	$(45.2)
Interest-Related Funds	(18.6)	(55.7)	(74.3)

Net Interest Income (FTE)	$84.7	$(55.6)	$29.1

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain affordable housing investments which are classified in other assets on the consolidated balance sheet as of June 30, 2012 and 2011.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.
(4)	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $20.1 million and $21.0 million for the six months ended June 30, 2012 and 2011, respectively.
Note:	Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

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

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

($ In Millions Except Share Information)	June 30 2012	December 31 2011
	(Unaudited)
Assets
Cash and Due from Banks	$3,594.3	$4,315.3
Federal Funds Sold and Securities Purchased under Agreements to Resell	22.5	121.3
Interest-Bearing Deposits with Banks	18,442.4	16,696.4
Federal Reserve Deposits and Other Interest-Bearing	8,433.5	13,448.6
Securities
Available for Sale	26,836.7	30,192.5
Held to Maturity (Fair value of $2,365.5 and $817.1)	2,348.1	799.2
Trading Account	6.5	8.0

Total Securities	29,191.3	30,999.7

Loans and Leases
Commercial	13,094.3	12,354.3
Personal	16,507.8	16,709.6

Total Loans and Leases (Net of unearned income of $309.4 and $374.1)	29,602.1	29,063.9

Allowance for Credit Losses Assigned to Loans and Leases	(300.3)	(294.8)
Buildings and Equipment	462.0	494.5
Client Security Settlement Receivables	724.8	778.3
Goodwill	533.2	532.0
Other Assets	3,750.1	4,068.5

Total Assets	$94,455.9	$100,223.7

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$18,373.8	$22,792.0
Savings and Money Market	13,877.1	17,470.8
Savings Certificates and Other Time	3,119.6	3,058.3
Non U.S. Offices – Noninterest-Bearing	3,365.4	3,488.4
– Interest-Bearing	38,260.0	35,868.0

Total Deposits	76,995.9	82,677.5
Federal Funds Purchased	2,042.3	815.3
Securities Sold Under Agreements to Repurchase	232.8	1,198.8
Other Borrowings	977.7	931.5
Senior Notes	2,117.0	2,126.7
Long-Term Debt	1,662.6	2,133.3
Floating Rate Capital Debt	277.0	276.9
Other Liabilities	2,760.3	2,946.4

Total Liabilities	87,065.6	93,106.4

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 240,516,692 and 241,008,509	408.6	408.6
Additional Paid-In Capital	995.3	977.5
Retained Earnings	6,502.2	6,302.3
Accumulated Other Comprehensive Loss	(274.1)	(345.6)
Treasury Stock (4,654,832 and 4,163,015 shares, at cost)	(241.7)	(225.5)

Total Stockholders’ Equity	7,390.3	7,117.3

Total Liabilities and Stockholders’ Equity	$94,455.9	$100,223.7

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
($ In Millions Except Per Common Share Information)	2012	2011	2012	2011
Noninterest Income
Trust, Investment and Other Servicing Fees	$605.8	$557.8	$1,181.0	$1,072.7
Foreign Exchange Trading Income	59.4	80.8	121.3	165.6
Treasury Management Fees	17.3	18.6	34.7	37.2
Security Commissions and Trading Income	17.4	15.9	35.7	30.9
Other Operating Income	34.0	42.2	72.6	77.9
Investment Security Gains (Losses), net (1)	0.5	(16.6)	(1.9)	(22.1)

Total Noninterest Income	734.4	698.7	1,443.4	1,362.2

Net Interest Income
Interest Income	321.5	359.7	662.5	706.8
Interest Expense	67.4	113.6	152.0	226.3

Net Interest Income	254.1	246.1	510.5	480.5
Provision for Credit Losses	5.0	10.0	10.0	25.0

Net Interest Income after Provision for Credit Losses	249.1	236.1	500.5	455.5

Noninterest Expense
Compensation	313.8	320.2	635.4	614.2
Employee Benefits	64.9	67.2	133.0	122.0
Outside Services	133.7	134.9	261.9	258.9
Equipment and Software	99.4	83.1	190.2	156.5
Occupancy	42.6	43.2	84.4	85.8
Visa Indemnification Benefit	—	—	—	(10.1)
Other Operating Expense	62.9	56.7	136.0	130.9

Total Noninterest Expense	717.3	705.3	1,440.9	1,358.2

Income before Income Taxes	266.2	229.5	503.0	459.5
Provision for Income Taxes	86.6	77.5	162.2	156.5

Net Income	$179.6	$152.0	$340.8	$303.0

Net Income Applicable to Common Stock	$179.6	$152.0	$340.8	$303.0

Per Common Share
Net Income – Basic	$0.73	$0.62	$1.39	$1.24
– Diluted	0.73	0.62	1.39	1.24

Average Number of Common Shares Outstanding – Basic	240,900,839	241,484,195	240,995,466	241,803,405
– Diluted	241,367,982	241,912,058	241,462,039	242,437,963

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2012	2011	2012	2011
Net Income	$179.6	$152.0	$340.8	$303.0
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	11.7	30.4	31.7	33.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	(8.9)	(2.0)	2.4	7.0
Foreign Currency Translation Adjustments	(5.9)	2.2	9.9	9.4
Pension and Other Postretirement Benefit Adjustments	5.3	5.7	27.5	11.8

Other Comprehensive Income	2.2	36.3	71.5	62.0

Comprehensive Income	$181.8	$188.3	$412.3	$365.0

(1) Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$(1.7)	$(3.1)	$(1.6)
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	(15.2)	—	(20.4)
Other Security Gains (Losses), net	0.5	0.3	1.2	(0.1)

Investment Security Gains (Losses), net	$0.5	$(16.6)	$(1.9)	$(22.1)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30
(In Millions)	2012	2011
Common Stock
Balance at January 1 and June 30	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	977.5	920.0
Treasury Stock Transactions – Stock Options and Awards	(23.4)	(10.4)
Stock Options and Awards – Amortization	41.5	39.7
Stock Options and Awards – Tax Benefits	(0.3)	(0.4)

Balance at June 30	995.3	948.9

Retained Earnings
Balance at January 1	6,302.3	5,972.1
Net Income	340.8	303.0
Dividends Declared – Common Stock	(140.9)	(136.8)

Balance at June 30	6,502.2	6,138.3

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(345.6)	(305.3)
Net Unrealized Gains on Securities Available for Sale	31.7	33.8
Net Unrealized Gains on Cash Flow Hedges	2.4	7.0
Foreign Currency Translation Adjustments	9.9	9.4
Pension and Other Postretirement Benefit Adjustments	27.5	11.8

Balance at June 30	(274.1)	(243.3)

Treasury Stock
Balance at January 1	(225.5)	(165.1)
Stock Options and Awards	34.2	14.6
Stock Purchased	(50.4)	(76.6)

Balance at June 30	(241.7)	(227.1)

Total Stockholders’ Equity at June 30	$7,390.3	$7,025.4

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Six Months Ended June 30
(In Millions)	2012	2011
Cash Flows from Operating Activities:
Net Income	$340.8	$303.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	1.9	22.1
Amortization and Accretion of Securities and Unearned Income	(35.2)	(19.7)
Provision for Credit Losses	10.0	25.0
Depreciation on Buildings and Equipment	45.1	46.3
Amortization of Computer Software	90.1	78.3
Amortization of Intangibles	9.8	6.2
Qualified Pension Plan Contribution	(12.3)	(10.6)
Visa Indemnification Benefit	—	(10.1)
(Increase) Decrease in Receivables	(21.9)	94.3
Decrease in Interest Payable	(1.5)	(10.8)
Net Change in Derivative Fair Value, Including Required Collateral	(208.2)	89.9
Other Operating Activities, net	320.7	(50.7)

Net Cash Provided by Operating Activities	539.3	563.2

Cash Flows from Investing Activities:
Net Decrease in Federal Funds Sold and Securities Purchased under Agreements to Resell	98.8	113.5
Net Increase in Interest-Bearing Deposits with Banks	(1,746.0)	(1,262.5)
Net (Increase) Decrease in Federal Reserve Deposits and Other Interest-Bearing Assets	5,015.1	(4,237.6)
Purchases of Securities – Held to Maturity	(1,187.8)	(87.8)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	200.2	155.3
Purchases of Securities – Available for Sale	(12,704.1)	(13,549.1)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	15,596.7	9,484.4
Net Increase in Loans and Leases	(549.2)	(491.6)
Purchases of Buildings and Equipment, net	(16.9)	(25.1)
Purchases and Development of Computer Software	(97.7)	(72.6)
Net (Increase) Decrease in Client Security Settlement Receivables	53.5	(876.7)
Decrease in Cash Due to Acquisitions, net of Cash Acquired	—	(71.0)
Other Investing Activities, net	(53.7)	(211.4)

Net Cash Provided by (Used in) Investing Activities	4,608.9	(11,132.2)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	(5,681.6)	13,305.2
Net Increase (Decrease) in Federal Funds Purchased	1,227.0	(2,588.2)
Net Increase (Decrease) in Securities Sold under Agreements to Repurchase	(966.0)	524.8
Net Increase in Short-Term Other Borrowings	153.5	1,975.7
Proceeds from Term Federal Funds Purchased	—	7,459.9
Repayments of Term Federal Funds Purchased	—	(7,479.0)
Repayments of Senior Notes and Long-Term Debt	(476.8)	(317.7)
Treasury Stock Purchased	(50.2)	(76.4)
Net Proceeds from Stock Options	52.2	42.6
Cash Dividends Paid on Common Stock	(136.1)	(137.1)

Net Cash Provided by (Used in) Financing Activities	(5,878.0)	12,709.8

Effect of Foreign Currency Exchange Rates on Cash	8.8	140.3

Increase (Decrease) in Cash and Due from Banks	(721.0)	2,281.1
Cash and Due from Banks at Beginning of Year	4,315.3	2,818.0

Cash and Due from Banks at End of Period	$3,594.3	$5,099.1

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$153.6	$237.1
Income Taxes Paid	66.1	78.1
Transfers from Loans to OREO	26.5	36.0

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2012 and 2011, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2011 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – There were no accounting pronouncements issued during the quarter ended June 30, 2012 but not yet adopted that are expected to impact Northern Trust’s consolidated financial position or results of operations.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between levels 1 and 2 occurred during the six months ended June 30, 2012 or the year ended December 31, 2011.

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

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined by external pricing vendors, or in limited cases internally based on similar securities. Northern Trust reviews the valuation methodology used by external pricing vendors for suitability and performs additional reviews of their valuation techniques and

Notes to Consolidated Financial Statements (continued)

assumptions used for selected securities. Northern Trust also reviews the market values provided by external vendors through a comparison of assigned market values to other third party prices for reasonableness. A price obtained from a vendor may be adjusted if it is found to be sufficiently inconsistent with other market prices.

Level 2 assets and liabilities also include derivative contracts which are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect the contractual terms of the contracts. Observable inputs include foreign exchange rates and interest rates for foreign exchange contracts; credit spreads, default probabilities, and recovery rates for credit default swap contracts; interest rates for interest rate swap contracts and forward contracts; and interest rates and volatility inputs for interest rate option contracts. Northern Trust evaluates the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered include the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments have not been considered material.

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about the estimated remaining lives of the securities and the applicable discount rates. Significant increases (decreases) in the estimated remaining lives or the discount rates in isolation would result in a significantly lower (higher) fair value measurement. Level 3 liabilities consist of acquisition related contingent consideration liabilities. The fair values of these contingent consideration liabilities are determined using an income-based (discounted cash flow) model that incorporates Northern Trust’s own assumptions about business growth rates and applicable discount rates, which represent unobservable inputs to the model. Significant increases (decreases) in projected growth rates in isolation would result in significantly higher (lower) fair value measurements, while significant increases (decreases) in the discount rate in isolation would result in significantly lower (higher) fair value measurements.

Notes to Consolidated Financial Statements (continued)

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Management of various businesses and departments of Northern Trust (including Treasury Risk Management, Credit Policy, Business Practice & Marketing, and Corporate Financial Management) determine the valuation policies and procedures for Level 3 assets and liabilities. Each business and department represents a component of Northern Trust’s business units, and reports to management of their respective business units. Generally, valuation policies are reviewed by management of each business or department. Fair value measurements are performed upon acquisitions of an asset or liability. As necessary, the valuation models are reviewed by management of the appropriate business or department, and adjusted for changes in inputs. Management of each business or department reviews the inputs in order to substantiate the unobservable inputs used in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to conclude as to the appropriate fair value of the asset or liability.

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of June 30, 2012.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Lives and Rates
Auction Rate Securities	$105.2 million	Discounted Cash Flow	Remaining lives Discount rates	2.4 – 8.6 years 0.25% – 9%
Contingent Consideration	$57.2 million	Discounted Cash Flow	Discount rates Business growth rates	10.5% 1% – 10%

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
June 30, 2012
Securities
Available for Sale
U.S. Government	$1,784.8	$—	$—	$—	$1,784.8
Obligations of States and Political Subdivisions	—	15.0	—	—	15.0
Government Sponsored Agency	—	17,827.6	—	—	17,827.6
Corporate Debt	—	1,834.8	—	—	1,834.8
Covered Bonds	—	1,524.8	—	—	1,524.8
Supranational Bonds	—	1,053.6	—	—	1,053.6
Residential Mortgage-Backed	—	124.3	—	—	124.3
Other Asset-Backed	—	2,094.5	—	—	2,094.5
Auction Rate	—	—	105.2	—	105.2
Other	—	472.1	—	—	472.1

Total Available for Sale	1,784.8	24,946.7	105.2	—	26,836.7

Trading Account	—	6.5	—	—	6.5

Total Available for Sale and Trading	1,784.8	24,953.2	105.2	—	26,843.2

Other Assets
Derivatives
Foreign Exchange Contracts	—	1,897.4	—	—	1,897.4
Interest Rate Swaps	—	339.1	—	—	339.1
Interest Rate Options	—	0.1	—	—	0.1

Total Derivatives	—	2,236.6	—	(1,177.7)	1,058.9

Other Liabilities
Derivatives
Foreign Exchange Contracts	—	1,825.9	—	—	1,825.9
Interest Rate Swaps	—	255.6	—	—	255.6
Interest Rate Options	—	0.1	—	—	0.1
Credit Default Swaps	—	0.6	—	—	0.6

Total Derivatives	—	2,082.2	—	(1,458.1)	624.1

Other
Contingent Consideration	—	—	57.2	—	57.2

Total Other	$—	$—	$57.2	$—	$57.2

Total Other Liabilities	$—	$2,082.2	$57.2	$(1,458.1)	$681.3

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of June 30, 2012, derivative assets and liabilities shown above also include reductions of $28.2 million and $308.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting *	Assets/Liabilities at Fair Value
December 31, 2011
Securities
Available for Sale
U.S. Government	$4,029.4	$—	$—	$—	$4,029.4
Obligations of States and Political Subdivisions	—	15.8	—	—	15.8
Government Sponsored Agency	—	16,771.4	—	—	16,771.4
Corporate Debt	—	2,676.7	—	—	2,676.7
Covered Bonds	—	754.9	—	—	754.9
Non-U.S. Government	—	173.7	—	—	173.7
Supranational Bonds	—	972.1	—	—	972.1
Residential Mortgage-Backed	—	163.8	—	—	163.8
Other Asset-Backed	—	1,604.8	—	—	1,604.8
Certificates of Deposit	—	2,418.1	—	—	2,418.1
Auction Rate	—	—	178.3	—	178.3
Other	—	433.5	—	—	433.5

Total Available for Sale	4,029.4	25,984.8	178.3	—	30,192.5

Trading Account	—	8.0	—	—	8.0

Total Available for Sale and Trading	4,029.4	25,992.8	178.3	—	30,200.5

Other Assets
Derivatives
Foreign Exchange Contracts	—	3,087.3	—	—	3,087.3
Interest Rate Swaps	—	338.3	—	—	338.3
Credit Default Swaps	—	0.7	—	—	0.7

Total Derivatives	—	3,426.3	—	(2,243.7)	1,182.6

Other Liabilities
Derivatives
Foreign Exchange Contracts	—	2,991.6	—	—	2,991.6
Interest Rate Swaps	—	231.9	—	—	231.9
Credit Default Swaps	—	0.1	—	—	0.1

Total Derivatives	—	3,223.6	—	(2,281.0)	942.6

Other
Contingent Consideration	—	—	56.8	—	56.8

Total Other	$—	$—	$56.8	$—	$56.8

Total Other Liabilities	$—	$3,223.6	$56.8	$(2,281.0)	$999.4

*	Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2011, derivative assets and liabilities shown above also include reductions of $220.1 million and $257.4 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2012 and 2011.

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended June 30	2012	2011
Fair Value at April 1	$176.3	$285.3
Total Gains and (Losses) for the Period
Included in Earnings*	(20.8)	5.2
Included in Other Comprehensive Income**	6.2	(4.2)
Purchases, Issues, Sales, and Settlements
Sales	(54.6)	—
Settlements	(1.9)	(81.2)

Fair Value at June 30	$105.2	$205.1

Six Months Ended June 30	2012	2011
Fair Value at January 1	$178.3	$367.8
Total Gains and (Losses) for the Period
Included in Earnings*	(22.3)	9.6
Included in Other Comprehensive Income**	6.0	(10.6)
Purchases, Issues, Sales, and Settlements
Sales	(54.6)	(1.5)
Settlements	(2.2)	(160.2)

Fair Value at June 30	$105.2	$205.1

*	Realized losses for the three month period ended June 30, 2012 of $20.8 million include $21.1 million of losses from sales of securities partially offset by $0.3 million of gains from redemptions by issuers. Realized losses for the six month period ended June 30, 2012 of $22.3 million include $21.1 million of losses from sales of securities and $1.6 million of impairment losses, partially offset by $0.4 million of gains from redemptions by issuers. Realized gains for the three month period ended June 30, 2011 of $5.2 million represent redemptions by issuers. Realized gains for the six month period ended June 30, 2011 of $9.6 million include $9.5 million from redemptions by issuers and $0.1 million from sales of securities. Gains on redemptions are recorded in interest income and sales and impairment losses are recorded in investment security gains (losses), within the consolidated statement of income.
**	Unrealized losses related to auction rate securities are included in net unrealized gains on securities available for sale, within the consolidated statement of comprehensive income.

Notes to Consolidated Financial Statements (continued)

Level 3 Liabilities (In Millions)	Other Liabilities ***
Three Months Ended June 30	2012	2011
Fair Value at April 1	$58.6	$13.0
Total (Gains) and Losses for the Period
Included in Earnings****	(0.7)	—
Included in Other Comprehensive Income**	(0.7)	—
Purchases, Issues, Sales, and Settlements
Purchases	—	13.4
Settlements	—	—

Fair Value at June 30	$57.2	$26.4

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30 ****	(0.7)	—

Six Months Ended June 30	2012	2011
Fair Value at January 1	$56.8	$23.1
Total (Gains) and Losses for the Period
Included in Earnings****	0.7	—
Included in Other Comprehensive Income**	(0.3)	—
Purchases, Issues, Sales, and Settlements
Purchases	—	13.4
Settlements	—	(10.1)

Fair Value at June 30	$57.2	$26.4

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30****	$0.7	$—

**	Unrealized foreign currency related losses on contingent consideration liabilities are included in foreign currency translation adjustments, within the consolidated statement of comprehensive income.
***	Current balances relate to contingent consideration liabilities; 2011 balances also include a Visa indemnification liability.
****	Gains (losses) are recorded in other operating income (expense) within the consolidated statement of income.

For the six months ended June 30, 2012 and December 31, 2011, there were no transfers into or out of Level 3 assets or liabilities.

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

Notes to Consolidated Financial Statements (continued)

The following provides information regarding those assets measured at fair value on a nonrecurring basis at June 30, 2012 and 2011, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2012
Loans (1)	$—	$—	$23.2	$23.2
Other Real Estate Owned (2)	—	—	1.1	1.1

Total Assets at Fair Value	$—	$—	$24.3	$24.3

June 30, 2011
Loans (1)	$—	$—	$62.2	$62.2
Other Real Estate Owned (2)	—	—	2.7	2.7

Total Assets at Fair Value	$—	$—	$64.9	$64.9

(1)	In accordance with Accounting Standard Codification (ASC) Subtopic 310-10, Northern Trust recorded individually impaired loans at fair value and reduced by $4.7 million and $14.2 million the level of specific allowances on these loans during the three and six months ended June 30, 2012, respectively. An additional $5.2 million and $4.7 million of specific allowances were provided during the three and six months ended June 30, 2011, respectively, to reduce the fair value of these loans.
(2)	In accordance with ASC Subtopics 310-40 and 360-10, Northern Trust recorded Other Real Estate Owned (OREO) at fair value and subsequently charged $0.03 million and $0.1 million through other operating expenses during the three and six months ended June 30, 2012, respectively, to reduce the fair values of these OREO properties. Charges of $0.8 million and $0.9 million were recorded through other operating expenses during the three and six months ended June 30, 2011, respectively, to reduce the fair values of these OREO properties.

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

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2012.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$23.2 million	Market Approach	Discount to reflect realizable value	15% – 30%
OREO	$1.1 million	Market Approach	Discount to reflect realizable value	15% – 30%

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

Notes to Consolidated Financial Statements (continued)

Held to Maturity Securities. The fair values of held to maturity securities were modeled by external pricing vendors, or in limited cases internally, using widely accepted models which are based on an income approach that incorporates current market yield curves.

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

Affordable Housing Investments. The fair values of these instruments were estimated using an income approach (discounted cash flow) that incorporates current market rates.

Employee Benefit and Deferred Compensation. These assets include U.S. treasury securities and investments in mutual and collective trust funds held to fund certain supplemental employee benefit obligations and deferred compensation plans. Fair values of U.S. treasury securities were determined using quoted, active market prices for identical securities. The fair values of investments in mutual and collective trust funds were valued at the funds’ net asset values based on a market approach.

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

Loan Commitments. The fair values of loan commitments represent the estimated costs to terminate or otherwise settle the obligations with a third party adjusted for any related allowance for credit losses.

Standby Letters of Credit. The fair values of standby letters of credit are measured as the amount of unamortized fees on these instruments adjusted for the related allowance. Fees are determined by applying basis points to the principal amounts of the letters of credit.

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

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of financial instruments.

(In Millions)	June 30, 2012
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,594.3	$3,594.3	$3,594.3	$—	$—
Federal Funds Sold and Resell Agreements	22.5	22.5	—	22.5	—
Interest-Bearing Deposits with Banks	18,442.4	18,442.4	—	18,442.4	—
Federal Reserve Deposits and Other Interest-Bearing	8,433.5	8,433.5	—	8,433.5	—
Securities
Available for Sale (1)	26,836.7	26,836.7	1,784.8	24,946.7	105.2
Held to Maturity	2,348.1	2,365.5	—	2,365.5	—
Trading Account	6.5	6.5	—	6.5	—
Loans (excluding Leases)
Held for Investment	28,294.9	28,409.1	—	—	28,409.1
Held for Sale	0.1	0.1	—	—	0.1
Client Security Settlement Receivables	724.8	724.8	—	724.8	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	241.1	241.1	—	241.1	—
Affordable Housing Investments	288.4	314.6	—	314.6	—
Employee Benefit and Deferred Compensation	120.8	128.1	90.7	37.4	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$35,616.3	$35,616.3	$35,616.3	$—	$—
Savings Certificates and Other Time	3,119.6	3,128.5	—	3,128.5	—
Non U. S. Offices Interest-Bearing	38,260.0	38,260.0	—	38,260.0	—
Federal Funds Purchased	2,042.3	2,042.3	—	2,042.3	—
Securities Sold under Agreements to Repurchase	232.8	232.8	—	232.8	—
Other Borrowings	977.7	977.7	—	977.7	—
Senior Notes	2,117.0	2,232.8	—	2,232.8	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,039.5	1,052.3	—	1,052.3	—
Federal Home Loan Bank Borrowings	580.0	599.4	—	599.4	—
Floating Rate Capital Debt	277.0	232.5	—	232.5	—
Other Liabilities
Standby Letters of Credit	69.1	69.1	—	—	69.1
Contingent Consideration	57.2	57.2	—	—	57.2
Loan Commitments	41.4	41.4	—	—	41.4
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$49.4	$49.4	$—	$49.4	$—
Liabilities	28.6	28.6	—	28.6	—
Interest Rate Swaps
Assets	144.1	144.1	—	144.1	—
Liabilities	66.4	66.4	—	66.4	—
Credit Default Swaps
Liabilities	0.6	0.6	—	0.6	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,848.0	1,848.0	—	1,848.0	—
Liabilities	1,797.3	1,797.3	—	1,797.3	—
Interest Rate Swaps
Assets	195.0	195.0	—	195.0	—
Liabilities	189.2	189.2	—	189.2	—
Interest Rate Options
Assets	0.1	0.1	—	0.1	—
Liabilities	0.1	0.1	—	0.1	—

(1)	Refer to the table located on page 36 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2011
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,315.3	$4,315.3	$4,315.3	$—	$—
Federal Funds Sold and Resell Agreements	121.3	121.3	—	121.3	—
Interest-Bearing Deposits with Banks	16,696.4	16,696.4	—	16,696.4	—
Federal Reserve Deposits and Other Interest-Bearing	13,448.6	13,448.6	—	13,448.6	—
Securities
Available for Sale (1)	30,192.5	30,192.5	4,029.4	25,984.8	178.3
Held to Maturity	799.2	817.1	—	817.1	—
Trading Account	8.0	8.0	—	8.0	—
Loans (excluding Leases)
Held for Investment	27,782.7	27,913.7	—	—	27,913.7
Held for Sale	9.3	9.3	—	—	9.3
Client Security Settlement Receivables	778.3	778.3	—	778.3	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	172.9	172.9	—	172.9	—
Affordable Housing Investments	290.8	319.9	—	319.9	—
Employee Benefit and Deferred Compensation	106.3	117.3	82.4	34.9	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$43,751.2	$43,751.2	$43,751.2	$—	$—
Savings Certificates and Other Time	3,058.3	3,065.5	—	3,065.5	—
Non U. S. Offices Interest-Bearing	35,868.0	35,868.0	—	35,868.0	—
Federal Funds Purchased	815.3	815.3	—	815.3	—
Securities Sold under Agreements to Repurchase	1,198.8	1,198.8	—	1,198.8	—
Other Borrowings	931.5	931.5	—	931.5	—
Senior Notes	2,126.7	2,197.3	—	2,197.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,033.4	1,040.0	—	1,040.0	—
Federal Home Loan Bank Borrowings	1,055.0	1,082.1	—	1,082.1	—
Floating Rate Capital Debt	276.9	211.6	—	211.6	—
Other Liabilities
Standby Letters of Credit	61.3	61.3	—	—	61.3
Contingent Consideration	56.8	56.8	—	—	56.8
Loan Commitments	45.5	45.5	—	—	45.5
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$25.2	$25.2	$—	$25.2	$—
Liabilities	31.8	31.8	—	31.8	—
Interest Rate Swaps
Assets	149.6	149.6	—	149.6	—
Liabilities	47.3	47.3	—	47.3	—
Credit Default Swaps
Assets	0.7	0.7	—	0.7	—
Liabilities	0.1	0.1	—	0.1	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,062.1	3,062.1	—	3,062.1	—
Liabilities	2,959.8	2,959.8	—	2,959.8	—
Interest Rate Swaps
Assets	188.7	188.7	—	188.7	—
Liabilities	184.6	184.6	—	184.6	—

(1)	Refer to the table located on page 37 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at June 30, 2012 and December 31, 2011.

Securities Available for Sale	June 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$1,747.4	$37.4	$—	$1,784.8
Obligations of States and Political Subdivisions	14.1	0.9	—	15.0
Government Sponsored Agency	17,725.1	112.0	9.5	17,827.6
Corporate Debt	1,826.6	9.5	1.3	1,834.8
Covered Bonds	1,489.2	35.6	—	1,524.8
Supranational Bonds	1,050.0	4.0	0.4	1,053.6
Residential Mortgage-Backed	142.1	0.5	18.3	124.3
Other Asset-Backed	2,094.1	2.2	1.8	2,094.5
Auction Rate	107.4	3.0	5.2	105.2
Other	471.8	0.4	0.1	472.1

Total	$26,667.8	$205.5	$36.6	$26,836.7

Securities Held to Maturity	June 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$400.4	$21.0	$—	$421.4
Government Sponsored Agency	139.1	3.9	—	143.0
Non-U.S. Government Debt	163.9	—	0.1	163.8
Certificates of Deposit	1,580.1	0.4	0.6	1,579.9
Other	64.6	0.4	7.6	57.4

Total	$2,348.1	$25.7	$8.3	$2,365.5

Securities Available for Sale	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$3,965.9	$63.5	$—	$4,029.4
Obligations of States and Political Subdivisions	14.9	0.9	—	15.8
Government Sponsored Agency	16,702.6	86.1	17.3	16,771.4
Corporate Debt	2,677.7	4.7	5.7	2,676.7
Covered Bonds	746.1	9.2	0.4	754.9
Non-U.S. Government Debt	173.7	—	—	173.7
Supranational Bonds	971.0	3.0	1.9	972.1
Residential Mortgage-Backed	196.1	—	32.3	163.8
Other Asset-Backed	1,606.8	1.3	3.3	1,604.8
Certificates of Deposit	2,418.2	0.2	0.3	2,418.1
Auction Rate	186.5	4.3	12.5	178.3
Other	433.1	0.6	0.2	433.5

Total	$30,092.6	$173.8	$73.9	$30,192.5

Securities Held to Maturity	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$529.4	$24.6	$0.1	$553.9
Government Sponsored Agency	156.8	4.3	0.1	161.0
Other	113.0	0.1	10.9	102.2

Total	$799.2	$29.0	$11.1	$817.1

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of June 30, 2012.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$6,709.0	$6,719.8
Due After One Year Through Five Years	17,995.7	18,135.6
Due After Five Years Through Ten Years	1,316.1	1,328.0
Due After Ten Years	647.0	653.3

Total	26,667.8	26,836.7

Held to Maturity
Due in One Year or Less	1,828.9	1,828.7
Due After One Year Through Five Years	227.1	236.0
Due After Five Years Through Ten Years	152.5	160.8
Due After Ten Years	139.6	140.0

Total	$2,348.1	$2,365.5

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security gains of $0.5 million were recognized for the three months ended June 30, 2012, representing net realized gains from the sale of securities. Gross proceeds from the sale of securities during the quarter of $1.2 billion resulted in gross realized gains of $21.5 million and gross realized losses of $21.0 million. Net investment security losses of $16.6 million were recognized for the three months ended June 30, 2011 and included other-than-temporary impairment (OTTI) losses of $16.9 million and net realized gains from the sale of securities of $0.3 million.

Net investment security losses of $1.9 million and $22.1 million were recognized for the six months ended June 30, 2012 and 2011, respectively, and included OTTI losses of $3.1 million and $22.0 million, respectively. Gross proceeds from the sale of securities during the six months ended June 30, 2012 of $2.5 billion resulted in gross realized gains of $23.1 million and gross realized losses of $21.9 million. The six months ended June 30, 2012 and 2011 included net realized gains from the sale of securities of $1.2 million and net realized losses from the sale of securities of $0.1 million, respectively.

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of June 30, 2012 and December 31, 2011.

Securities with Unrealized Losses as of June 30, 2012	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government Sponsored Agency	$2,444.7	$6.6	$492.7	$2.9	$2,937.4	$9.5
Corporate Debt	365.3	1.1	49.7	0.2	415.0	1.3
Supranational Bonds	245.8	0.4	—	—	245.8	0.4
Residential Mortgage-Backed	2.4	0.4	113.7	17.9	116.1	18.3
Other Asset-Backed	386.8	0.5	197.6	1.3	584.4	1.8
Non-U.S. Government Debt	3.8	0.1	—	—	3.8	0.1
Certificates of Deposit	686.2	0.6	—	—	686.2	0.6
Auction Rate	3.7	0.5	41.5	4.7	45.2	5.2
Other	35.4	1.4	45.1	6.3	80.5	7.7

Total	$4,174.1	$11.6	$940.3	$33.3	$5,114.4	$44.9

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2011	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of States and Political Subdivisions	$2.7	$0.1	$—	$—	$2.7	$0.1
Government Sponsored Agency	5,492.5	14.1	470.1	3.3	5,962.6	17.4
Corporate Debt	1,027.5	4.1	123.6	1.6	1,151.1	5.7
Covered Bonds	50.4	0.4	—	—	50.4	0.4
Supranational Bonds	438.2	1.8	99.9	0.1	538.1	1.9
Residential Mortgage-Backed	4.7	0.9	158.8	31.4	163.5	32.3
Other Asset-Backed	824.6	2.3	205.7	1.0	1,030.3	3.3
Certificates of Deposit	1,019.9	0.3	—	—	1,019.9	0.3
Auction Rate	61.0	7.3	52.6	5.2	113.6	12.5
Other	146.3	2.1	45.0	9.0	191.3	11.1

Total	$9,067.8	$33.4	$1,155.7	$51.6	$10,223.5	$85.0

As of June 30, 2012, 295 securities with a combined fair value of $5.1 billion were in an unrealized loss position, with their unrealized losses totaling $44.9 million. Unrealized losses on residential mortgage-backed securities totaling $18.3 million reflect the impact of credit and liquidity spreads on the valuations of 17 residential mortgage-backed securities, with $113.7 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities rated below double-A at June 30, 2012 represented 92% of the total fair value of residential mortgage-backed securities, were comprised primarily of sub-prime and Alt-A securities, and had a total amortized cost and fair value of $131.5 million and $113.7 million, respectively. Securities classified as “other asset-backed” at June 30, 2012 were predominantly floating rate with average lives less than 5 years, and 98% were rated triple-A.

Unrealized losses of $9.5 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $7.7 million of unrealized losses in securities classified as “other” at June 30, 2012 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $5.2 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $1.3 million within corporate debt securities primarily reflect widened credit spreads; 31% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2012 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

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

While all securities are considered, the following describes Northern Trust’s process for identifying credit impairment within non-agency residential mortgage-backed securities, the security type for which Northern Trust has previously recognized the majority of its OTTI. To determine if an unrealized loss on a non-agency residential mortgage-backed security is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, the roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, a credit related OTTI loss is recorded to earnings equal to the difference between the two amounts.

Expected losses on non-agency residential mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, security credit enhancement level, insurance coverage, year of origination, and type of collateral. The factors used in developing the expected loss on non-agency residential mortgage-backed securities vary by year of origination and type of collateral. As of June 30, 2012, the expected losses on subprime, Alt-A, prime and 2nd lien portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. June 30, 2012 amortized cost, weighted average ultimate default rates, and loss severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

($ In Millions)	June 30, 2012
	Amortized Cost	Weighted Average Ultimate Default Rates	Loss Severity Rates
Security Type			Low	High	Weighted Average
Prime	$23.3	15.0%	36.8%	66.0%	49.7%
Alt-A	14.7	43.8	68.1	68.8	68.7
Subprime	74.9	50.2	64.9	84.6	74.7
2nd Lien	29.2	33.6	98.6	100.0	99.3

Total Non-Agency Residential Mortgage-Backed Securities	$142.1	40.1%	36.8%	100.0%	75.0%

Notes to Consolidated Financial Statements (continued)

During the six months ended June 30, 2012, OTTI losses totaling $3.1 million were recognized, of which $1.5 million related to non-agency residential mortgage-backed securities and $1.6 million related to auction rate securities. There were no OTTI losses recognized during the three months ended June 30, 2012. Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of expected loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable. OTTI losses of $16.9 million and $22.0 million were recorded for the three and six months ended June 30, 2011 related to non-agency residential mortgage-backed securities.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Changes in OTTI Losses*	$—	$(1.7)	$(3.1)	$(1.6)
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	—	(15.2)	—	(20.4)

Net Impairment Losses Recognized in Earnings	$—	$(16.9)	$(3.1)	$(22.0)

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Notes to Consolidated Financial Statements (continued)

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$44.8	$99.3	$68.2	$94.2
Plus: Losses on Newly Identified Impairments	—	1.5	1.6	1.5
Additional Losses on Previously Identified Impairments	—	15.4	1.5	20.5
Less: Current and Prior Period Losses on Securities Sold During the Period	(1.6)	—	(28.1)	—

Cumulative Credit-Related Losses on Securities Held – End of Period	$43.2	$116.2	$43.2	$116.2

The table below provides information regarding debt securities held as of June 30, 2012 and December 31, 2011, for which an OTTI loss has been recognized in the current period or previously.

(In Millions)	June 30, 2012	December 31, 2011
Fair Value	$62.7	$73.6
Amortized Cost Basis	75.7	96.8

Noncredit-related Losses Recognized in OCI	$(13.0)	$(23.2)
Tax Effect	4.9	8.6

Amount Recorded in OCI	$(8.1)	$(14.6)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	June 30, 2012	December 31, 2011
Commercial
Commercial and Institutional	$7,225.7	$6,918.7
Commercial Real Estate	3,073.5	2,981.7
Lease Financing, net	1,010.2	978.8
Non-U.S.	1,278.2	1,057.5
Other	506.7	417.6

Total Commercial	13,094.3	12,354.3

Personal
Residential Real Estate	10,518.8	10,708.9
Private Client	5,641.4	5,651.4
Other	347.6	349.3

Total Personal	16,507.8	16,709.6

Total Loans and Leases	29,602.1	29,063.9

Allowance for Credit Losses Assigned to Loans and Leases	(300.3)	(294.8)

Net Loans and Leases	$29,301.8	$28,769.1

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments that totaled $1.9 billion and $1.6 billion at June 30, 2012 and December 31, 2011, respectively. Demand deposits reclassified as loan balances totaled $88.0 million and $191.6 million at June 30, 2012 and December 31, 2011, respectively. Loans classified as held for sale totaled $0.1 million at June 30, 2012 and $9.3 million at December 31, 2011.

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

Notes to Consolidated Financial Statements (continued)

Loan and lease segment and class balances as of June 30, 2012 and December 31, 2011 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	June 30, 2012				December 31, 2011
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$4,087.0	$2,963.2	$175.5	$7,225.7	$3,681.8	$3,029.1	$207.8	$6,918.7
Commercial Real Estate	1,151.4	1,654.7	267.4	3,073.5	1,247.1	1,467.2	267.4	2,981.7
Lease Financing, net	704.1	299.3	6.8	1,010.2	547.7	422.3	8.8	978.8
Non-U.S.	486.4	778.6	13.2	1,278.2	519.0	527.3	11.2	1,057.5
Other	76.8	429.9	—	506.7	241.4	176.2	—	417.6

Total Commercial	6,505.7	6,125.7	462.9	13,094.3	6,237.0	5,622.1	495.2	12,354.3

Personal
Residential Real Estate	3,197.8	6,912.5	408.5	10,518.8	2,777.1	7,501.0	430.8	10,708.9
Private Client	3,588.1	2,028.6	24.7	5,641.4	3,390.6	2,245.9	14.9	5,651.4
Other	74.9	272.7	—	347.6	162.3	187.0	—	349.3

Total Personal	$6,860.8	$9,213.8	$433.2	$16,507.8	$6,330.0	$9,933.9	$445.7	$16,709.6

Total Loans and Leases	$13,366.5	$15,339.5	$896.1	$29,602.1	$12,567.0	$15,556.0	$940.9	$29,063.9

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

Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income of the current period and the loan is classified as nonperforming. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of the indicators of loan and lease collectability, and its policies relative to the

Notes to Consolidated Financial Statements (continued)

recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Nonperforming loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time.

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

Past due status is based on how long after the contractual due date a principal or interest payment is received. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of June 30, 2012 and December 31, 2011.

June 30, 2012
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,165.5	$20.2	$5.1	$2.0	$7,192.8	$32.9	$7,225.7
Commercial Real Estate	2,992.2	16.9	6.4	16.9	3,032.4	41.1	3,073.5
Lease Financing, net	1,010.2	—	—	—	1,010.2	—	1,010.2
Non-U.S.	1,278.2	—	—	—	1,278.2	—	1,278.2
Other	506.7	—	—	—	506.7	—	506.7

Total Commercial	12,952.8	37.1	11.5	18.9	13,020.3	74.0	13,094.3

Personal
Residential Real Estate	10,309.9	9.7	24.9	11.2	10,355.7	163.1	10,518.8
Private Client	5,588.7	36.7	11.8	1.5	5,638.7	2.7	5,641.4
Other	347.6	—	—	—	347.6	—	347.6

Total Personal	16,246.2	46.4	36.7	12.7	16,342.0	165.8	16,507.8

Total Loans and Leases	$29,199.0	$83.5	$48.2	$31.6	$29,362.3	$239.8	$29,602.1

Total Other Real Estate Owned						25.3

Total Nonperforming Assets						$265.1

Notes to Consolidated Financial Statements (continued)

December 31, 2011
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$6,869.2	$15.0	$2.7	$0.5	$6,887.4	$31.3	$6,918.7
Commercial Real Estate	2,878.2	10.8	10.3	2.9	2,902.2	79.5	2,981.7
Lease Financing, net	978.8	—	—	—	978.8	—	978.8
Non-U.S.	1,057.5	—	—	—	1,057.5	—	1,057.5
Other	417.6	—	—	—	417.6	—	417.6

Total Commercial	12,201.3	25.8	13.0	3.4	12,243.5	110.8	12,354.3

Personal
Residential Real Estate	10,428.0	67.7	27.6	8.0	10,531.3	177.6	10,708.9
Private Client	5,623.0	15.7	5.7	1.7	5,646.1	5.3	5,651.4
Other	349.3	—	—	—	349.3	—	349.3

Total Personal	16,400.3	83.4	33.3	9.7	16,526.7	182.9	16,709.6

Total Loans and Leases	$28,601.6	$109.2	$46.3	$13.1	$28,770.2	$293.7	$29,063.9

Total Other Real Estate						21.2

Total Nonperforming Assets						$314.9

Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR) and discussed in further detail below. Impairment is measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

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

Notes to Consolidated Financial Statements (continued)

The following tables provide information related to impaired loans by segment and class.

	As of June 30, 2012			As of December 31, 2011
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$29.7	$33.6		$21.4	$24.0
Commercial Real Estate	50.1	67.0		46.5	68.0
Lease Financing, net	5.2	5.2		—	—
Residential Real Estate	118.5	152.7		134.4	162.6
Private Client	2.1	2.1		1.6	1.9
With a Related Specific Allowance
Commercial and Institutional	4.8	6.7	$2.2	11.9	20.5	$8.8
Commercial Real Estate	17.5	24.4	3.4	41.4	50.1	14.1
Residential Real Estate	15.1	16.2	9.9	18.9	26.2	8.9
Private Client	0.9	0.9	0.9	3.3	3.6	1.0
Total
Commercial	107.3	136.9	5.6	121.2	162.6	22.9
Personal	136.6	171.9	10.8	158.2	194.3	9.9

Total	$243.9	$308.8	$16.4	$279.4	$356.9	$32.8

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$29.8	$0.1	$18.2	$—	$24.4	$0.1	$17.6	$—
Commercial Real Estate	36.7	0.1	27.2	—	47.0	0.2	26.3	0.1
Lease Financing, net	5.2	—	—	—	2.6	—	—	—
Residential Real Estate	113.2	0.3	106.6	0.3	110.7	0.6	109.9	1.1
Private Client	1.8	—	2.3	—	1.6	—	2.2	—
With a Related Specific Allowance
Commercial and Institutional	3.9	—	34.9	—	7.2	—	34.9	—
Commercial Real Estate	17.8	—	71.4	—	19.2	—	77.0	—
Residential Real Estate	15.1	—	7.1	—	15.3	—	6.9	—
Private Client	0.9	—	1.7	—	1.3	—	2.4	—
Total
Commercial	93.4	0.2	151.7	—	100.4	0.3	155.8	0.1
Personal	131.0	0.3	117.7	0.3	128.9	0.6	121.4	1.1

Total	$224.4	$0.5	$269.4	$0.3	$229.3	$0.9	$277.2	$1.2

*	Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms for the three months ended June 30, 2012 and 2011 was $2.7 million and $3.9 million, respectively. Interest income that would have been recorded for nonperforming loans in accordance with their original terms for the six months ended June 30, 2012 and 2011 was $5.8 million and $8.1 million, respectively.

There were $5.2 million and $9.7 million of unfunded loan commitments and standby letters of credit at June 30, 2012 and December 31, 2011, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Notes to Consolidated Financial Statements (continued)

Troubled Debt Restructurings. As of June 30, 2012 and December 31, 2011, there were $44.2 million and $72.2 million of nonperforming TDRs, respectively, and $63.0 million and $41.1 million of performing TDRs, respectively, included within impaired loans. All TDRs are considered impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as impaired.

The following table provides, by segment and class, the number of loans and leases modified in TDRs during the three and six month periods ended June 30, 2012, and the recorded investments and unpaid principal balances as of June 30, 2012.

($ In Millions)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	2	$0.6	$1.1
Commercial Real Estate	2	19.4	21.8	6	22.7	25.0
Lease Financing, net	1	5.2	5.2	1	5.2	5.2

Total Commercial	3	24.6	27.0	9	28.5	31.3

Personal
Residential Real Estate	29	3.0	4.2	61	8.3	11.0
Private Client	1	0.8	0.8	1	0.8	0.8

Total Personal	30	3.8	5.0	62	9.1	11.8

Total Loans and Leases	33	$28.4	$32.0	71	$37.6	$43.1

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the three and six month periods ended June 30, 2012, TDR modifications of loans within the commercial and institutional class were primarily extensions of term, deferrals of principal and other modifications; modifications of commercial real estate loans, leases and private client loans were primarily deferrals of principal, extensions of term and other modifications; and modifications of residential real estate loans were primarily interest rate concessions, deferrals of principal and extensions of term.

There were 2 residential real estate loans modified as TDRs in the previous 12 months which became nonperforming during the three and six month periods ended June 30, 2012. The total recorded investment and unpaid principal balance for these loans were each approximately $0.1 million as of June 30, 2012.

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

Northern Trust’s Loan Loss Allowance Committee assesses a common set of qualitative factors in establishing the inherent portion of the allowance for credit losses for the commercial and personal loan segments. The risk characteristics underlying these qualitative factors, and management’s assessments as to the relative importance of a qualitative factor, can vary between loan segments and between classes within loan segments. Factors evaluated include those related to external matters, such as economic conditions and changes in collateral value, and those related to internal matters, such as changes in asset quality metrics and loan review activities. In addition to the factors noted above, risk characteristics such as portfolio delinquencies, percentage of portfolio on the watch list and on nonperforming status, and average borrower ratings are assessed in the determination of the inherent allowance. Loan-to-value levels are considered for collateral-secured loans and leases in both the personal and commercial segments. Borrower debt service coverage is evaluated in the personal segment, and cash flow coverage is analyzed in the commercial segment. Similar risk characteristics by type of exposure are analyzed when determining the allowance for unfunded commitments and standby letters of credit. These qualitative factors, together with historical loss rates, serve as the basis for the allowance for credit losses.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance. Determinations as to whether an uncollectible loan is charged-off or a specific allowance is established are based on management’s assessment as to the level of certainty regarding the amount of loss.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the changes in the allowance for credit losses by segment during the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$202.0	$126.1	$328.1	$247.0	$103.8	$350.8
Charge-Offs	(5.0)	(11.2)	(16.2)	(7.5)	(9.7)	(17.2)
Recoveries	7.5	5.5	13.0	0.3	1.9	2.2

Net (Charge-Offs) Recoveries	2.5	(5.7)	(3.2)	(7.2)	(7.8)	(15.0)
Provision for Credit Losses	(8.2)	13.2	5.0	0.1	9.9	10.0
Effect of Foreign Exchange Rates	—	—	—	—	—	—

Balance at End of Period	$196.3	$133.6	$329.9	$239.9	$105.9	$345.8

	Six Months Ended June 30,
	2012			2011
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$211.0	$117.9	$328.9	$256.7	$100.6	$357.3
Charge-Offs	(8.2)	(22.4)	(30.6)	(28.2)	(24.4)	(52.6)
Recoveries	11.2	10.4	21.6	13.1	2.9	16.0

Net (Charge-Offs) Recoveries	3.0	(12.0)	(9.0)	(15.1)	(21.5)	(36.6)
Provision for Credit Losses	(17.7)	27.7	10.0	(1.8)	26.8	25.0
Effect of Foreign Exchange Rates	—	—	—	0.1	—	0.1

Balance at End of Period	$196.3	$133.6	$329.9	$239.9	$105.9	$345.8

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$107.3	$136.6	$243.9	$121.2	$158.2	$279.4
Evaluated for Inherent Impairment	12,987.0	16,371.2	29,358.2	12,233.1	16,551.4	28,784.5

Total Loans and Leases	13,094.3	16,507.8	29,602.1	12,354.3	16,709.6	29,063.9

Allowance for Loans and Leases
Specifically Evaluated for Impairment	5.6	10.8	16.4	22.9	9.9	32.8
Evaluated for Inherent Impairment	162.9	121.0	283.9	155.7	106.3	262.0

Allowance Assigned to Loans and Leases	168.5	131.8	300.3	178.6	116.2	294.8

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	27.8	1.8	29.6	32.4	1.7	34.1

Total Allowance for Credit Losses	$196.3	$133.6	$329.9	$211.0	$117.9	$328.9

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes. At June 30, 2012, $25.1 billion ($22.0 billion of government sponsored agency and other securities, $365.5 million of obligations of states and political subdivisions, and $2.8 billion of loans) were pledged. This compares to $27.9 billion ($21.5 billion of government sponsored agency and other securities, $460.2 million of obligations of states and political subdivisions, and $6.0 billion of loans) at December 31, 2011. Collateral required for these purposes totaled $4.6

Notes to Consolidated Financial Statements (continued)

billion and $4.8 billion on June 30, 2012 and December 31, 2011, respectively. Included in the total pledged assets at June 30, 2012 and December 31, 2011 were available for sale securities with a total fair value of $218.3 million and $1.2 billion, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2012 and December 31, 2011 was $4.5 million and $74.7 million, respectively. There was no repledged or sold collateral at June 30, 2012 or December 31, 2011. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.0 billion and $1.1 billion for the three and six months ended June 30, 2012, respectively, and $238.4 million and $226.3 million for the three and six months ended June 30, 2011, respectively.

8. Goodwill and Other Intangibles – The carrying amounts of goodwill at June 30, 2012 and December 31, 2011 were as follows:

(In Millions)	June 30, 2012	December 31, 2011
Corporate and Institutional Services	$461.8	$460.6
Personal Financial Services	71.4	71.4

Total Goodwill	$533.2	$532.0

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Other intangible assets are included within other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at June 30, 2012 and December 31, 2011 were as follows:

(In Millions)	June 30, 2012	December 31, 2011
Gross Carrying Amount	$249.8	$251.2
Less: Accumulated Amortization	137.6	127.8

Net Book Value	$112.2	$123.4

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.2 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively, and $9.8 million and $6.2 million for the six months ended June 30, 2012 and 2011, respectively. Amortization for the remainder of 2012 and for the years 2013, 2014, 2015, and 2016 is estimated to be $10.2 million, $20.5 million, $20.4 million, $11.6 million and $8.9 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three and six month periods ended June 30, 2012 and 2011.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest Income Trust, Investment and Other Servicing Fees	$338.4	$308.5	$267.4	$249.3	$—	$—	$605.8	$557.8
Other	103.6	124.5	27.0	32.6	(2.0)	(16.2)	128.6	140.9
Net Interest Income (FTE)*	72.0	66.2	158.4	150.3	33.9	40.1	264.3	256.6

Revenues*	514.0	499.2	452.8	432.2	31.9	23.9	998.7	955.3
Provision for Credit Losses	(0.5)	(2.3)	5.5	12.3	—	—	5.0	10.0
Noninterest Expense	397.5	380.5	289.5	302.7	30.3	22.1	717.3	705.3

Income before Income Taxes*	117.0	121.0	157.8	117.2	1.6	1.8	276.4	240.0
Provision for Income Taxes*	35.8	47.3	59.8	46.5	1.2	(5.8)	96.8	88.0

Net Income	$81.2	$73.7	$98.0	$70.7	$0.4	$7.6	$179.6	$152.0

Percentage of Consolidated Net Income	45%	48%	55%	47%	—%	5%	100%	100%
Average Assets	$48,616.8	$47,706.7	$23,488.3	$23,646.5	$20,305.5	$21,005.9	$92,410.6	$92,359.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $10.2 million for 2012 and $10.5 million for 2011.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Noninterest Income Trust, Investment and Other Servicing Fees	$655.4	$579.8	$525.6	$492.9	$—	$—	$1,181.0	$1,072.7
Other	209.7	248.8	54.1	64.2	(1.4)	(23.5)	262.4	289.5
Net Interest Income (FTE)*	149.0	127.9	319.5	299.5	62.1	74.1	530.6	501.5

Revenues*	1,014.1	956.5	899.2	856.6	60.7	50.6	1,974.0	1,863.7
Provision for Credit Losses	—	(16.9)	10.0	41.9	—	—	10.0	25.0
Noninterest Expense	795.5	720.4	593.2	592.7	52.2	45.1	1,440.9	1,358.2

Income before Income Taxes*	218.6	253.0	296.0	222.0	8.5	5.5	523.1	480.5
Provision for Income Taxes*	69.4	97.1	112.1	88.2	0.8	(7.8)	182.3	177.5

Net Income	$149.2	$155.9	$183.9	$133.8	$7.7	$13.3	$340.8	$303.0

Percentage of Consolidated Net Income	44%	52%	54%	44%	2%	4%	100%	100%
Average Assets	$49,139.5	$45,719.7	$23,526.1	$23,638.4	$21,103.7	$18,479.3	$93,769.3	$87,837.4

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $20.1 million for 2012 and $21.0 million for 2011.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2012 and 2011, and changes during the three and six month periods then ended.

($ In Millions)	Balance at December 31, 2011	Net Change	Balance at June 30, 2012
Net Unrealized Gains (Losses) on Securities Available for Sale	$39.8	$31.7	$71.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	(7.0)	2.4	(4.6)
Net Foreign Currency Adjustments	(9.5)	9.9	0.4
Net Pension and Other Postretirement Benefit Adjustments	(368.9)	27.5	(341.4)

Total	$(345.6)	$71.5	$(274.1)

($ In Millions)	Balance at December 31, 2010	Net Change	Balance at June 30, 2011
Net Unrealized Gains (Losses) on Securities Available for Sale	$(13.5)	$33.8	$20.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	11.4	7.0	18.4
Net Foreign Currency Adjustments	(7.0)	9.4	2.4
Net Pension and Other Postretirement Benefit Adjustments	(296.2)	11.8	(284.4)

Total	$(305.3)	$62.0	$(243.3)

	Three months ended June 30,
	2012			2011
($ In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$4.4	$(1.6)	$2.8	$6.8	$(2.4)	$4.4
Other Unrealized Gains (Losses) on Securities Available for Sale	19.0	(7.1)	11.9	32.0	(12.0)	20.0
Reclassification Adjustment for (Gains) Losses Included in Net Income	(4.7)	1.7	(3.0)	9.6	(3.6)	6.0

Net Change	$18.7	$(7.0)	$11.7	$48.4	$(18.0)	$30.4

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	$(15.8)	$5.9	$(9.9)	$(1.0)	$0.3	$(0.7)
Reclassification Adjustment for (Gains) Losses Included in Net Income	1.7	(0.7)	1.0	(2.1)	0.8	(1.3)

Net Change	$(14.1)	$5.2	$(8.9)	$(3.1)	$1.1	$(2.0)

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(45.8)	$—	$(45.8)	$14.0	$—	$14.0
Net Investment Hedge Gains (Losses)	72.6	(32.7)	39.9	(18.6)	6.8	(11.8)

Net Change	$26.8	$(32.7)	$(5.9)	$(4.6)	$6.8	$2.2

Pension and Other Postretirement Benefit
Adjustments
Net Actuarial Gain (Loss)	$—	$—	$—	$(0.3)	$0.1	$(0.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income	8.4	(3.1)	5.3	7.5	(1.6)	5.9

Net Change	$8.4	$(3.1)	$5.3	$7.2	$(1.5)	$5.7

Notes to Consolidated Financial Statements (continued)

	Six months ended June 30,
	2012			2011
($ In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale

Noncredit-Related Unrealized Losses on Securities OTTI	$10.2	$(3.8)	$6.4	$11.9	$(4.3)	$7.6
Other Unrealized Gains (Losses) on Securities Available for Sale	48.6	(18.2)	30.4	31.8	(11.9)	19.9

Reclassification Adjustment for (Gains) Losses Included in Net Income	(8.2)	3.1	(5.1)	10.0	(3.7)	6.3

Net Change	$50.6	$(18.9)	$31.7	$53.7	$(19.9)	$33.8

Unrealized Gains (Losses) on Cash Flow Hedges

Unrealized Gains (Losses) on Cash Flow Hedges	$2.9	$(1.1)	$1.8	$15.8	$(5.9)	$9.9

Reclassification Adjustment for (Gains) Losses Included in Net Income	0.9	(0.3)	0.6	(4.6)	1.7	(2.9)

Net Change	$3.8	$(1.4)	$2.4	$11.2	$(4.2)	$7.0

Foreign Currency Adjustments

Foreign Currency Translation Adjustments	$(10.9)	$—	$(10.9)	$63.9	$—	$63.9
Net Investment Hedge Gains (Losses)	27.4	(6.6)	20.8	(85.4)	30.9	(54.5)

Net Change	$16.5	$(6.6)	$9.9	$(21.5)	$30.9	$9.4

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$26.7	$(10.1)	$16.6	$(0.3)	$0.1	$(0.2)

Reclassification Adjustment for (Gains) Losses Included in Net Income	17.1	(6.2)	10.9	15.1	(3.1)	12.0

Net Change	$43.8	$(16.3)	$27.5	$14.8	$(3.0)	$11.8

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ In Millions Except per Common Share Information)	2012	2011	2012	2011
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	240,900,839	241,484,195	240,995,466	241,803,405
Net Income Applicable to Common Stock	$179.6	$152.0	$340.8	$303.0
Less: Earnings Allocated to Participating Securities	2.7	1.8	4.8	3.5

Earnings Allocated to Common Shares Outstanding	$176.9	$150.2	$336.0	$299.5

Basic Net Income Per Common Share	0.73	0.62	1.39	1.24

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	240,900,839	241,484,195	240,995,466	241,803,405
Plus Dilutive Effect of Share-based Compensation	467,143	427,863	466,573	634,558

Average Common and Potential Common Shares	241,367,982	241,912,058	241,462,039	242,437,963

Earnings Allocated to Common and Potential Common Shares	$176.9	$150.2	$336.0	$299.5
Diluted Net Income Per Common Share	0.73	0.62	1.39	1.24

Note: Common stock equivalents totaling 11,973,600 and 12,710,195 for the three and six months ended June 30, 2012, respectively, and 14,111,034 and 10,800,222 for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (continued)

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Interest Income
Loans and Leases	$205.8	$243.2	$423.4	$489.6
Securities – Taxable	65.4	55.9	127.8	105.7
– Non-Taxable	4.5	6.3	9.8	13.1
Interest-Bearing Deposits with Banks	43.5	44.7	94.0	82.3
Federal Reserve Deposits and Other	2.3	9.6	7.5	16.1

Total Interest Income	321.5	359.7	662.5	706.8

Interest Expense
Deposits	32.7	70.2	79.1	137.0
Federal Funds Purchased	0.6	0.6	0.9	1.6
Securities Sold Under Agreements to Repurchase	0.1	0.2	0.2	0.5
Other Borrowings	1.2	1.7	2.1	2.9
Senior Notes	16.8	15.6	33.8	31.3
Long-Term Debt	15.3	24.7	34.4	51.8
Floating Rate Capital Debt	0.7	0.6	1.5	1.2

Total Interest Expense	67.4	113.6	152.0	226.3

Net Interest Income	$254.1	$246.1	$510.5	$480.5

13. Income Taxes – Income tax expense for the three and six months ended June 30, 2012 of $86.6 million and $162.2 million was recorded, representing an effective tax rate of 32.5% and 32.3%, respectively. The prior year three and six month provisions for income tax were $77.5 million and $156.5 million, representing effective tax rates of 33.8% and 34.1%, respectively. The prior year periods’ effective tax rates were higher primarily due to certain restructuring, acquisition, and integration related expenses attributable to lower tax rate jurisdictions. The prior year six month period also included adjustments to deferred tax reserves as a result of an Illinois corporate income tax rate increase enacted in January 2011.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and six months ended June 30, 2012 and 2011.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Service Cost	$8.8	$10.7	$17.6	$21.4
Interest Cost	10.4	10.2	20.8	20.4
Expected Return on Plan Assets	(21.8)	(19.7)	(43.6)	(39.4)
Amortization
Net Actuarial Loss	8.6	6.5	17.2	13.0
Prior Service Cost	(0.1)	0.4	(0.2)	0.8

Net Periodic Pension Expense	$5.9	$8.1	$11.8	$16.2

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Interest Cost	$1.5	$1.6	$3.1	$3.2
Expected Return on Plan Assets	(1.6)	(2.1)	(3.2)	(4.1)
Net Actuarial Loss Amortization	0.2	—	0.4	0.1

Net Periodic Pension Expense (Benefit)	$0.1	$(0.5)	$0.3	$(0.8)

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Service Cost	$0.7	$0.8	$1.4	$1.6
Interest Cost	1.1	1.1	2.2	2.2
Amortization
Net Actuarial Loss	1.5	1.4	3.0	2.8
Prior Service Cost	0.1	0.1	0.2	0.2

Net Periodic Pension Expense	$3.4	$3.4	$6.8	$6.8

Net Periodic Benefit Expense Other Postretirement Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Service Cost	$—	$0.1	$0.1	$0.2
Interest Cost	0.3	0.7	0.7	1.4
Amortization
Net Actuarial (Gain) Loss	(0.6)	0.4	(0.9)	0.8
Prior Service Cost	(1.3)	(1.3)	(2.6)	(2.6)

Net Periodic Benefit	$(1.6)	$(0.1)	$(2.7)	$(0.2)

Other postretirement plan net periodic benefits for the three and six months ended June 30, 2012 were impacted by Northern Trust’s decision to enroll in an Employee Group Waiver Plan (EGWP) beginning in January 2013. Participation in the EGWP will allow Northern Trust to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements received by Northern Trust from the U.S. government. This action served to reduce the postretirement health care plan liability by approximately $26.7 million as of January 31, 2012 and increased amortization of the net actuarial gain for the three and six months ended June 30, 2012 by approximately $0.9 million and $1.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance shares.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Stock Options	$5.4	$6.6	$16.6	$21.5
Stock and Stock Unit Awards	11.0	9.3	23.7	17.2
Performance Stock Units	0.8	—	1.1	—

Total Share-Based Compensation Expense	17.2	15.9	41.4	38.7

Tax Benefits Recognized	$6.5	$5.9	$15.6	$14.4

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of June 30, 2012 and December 31, 2011, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $673.8 million and $714.5 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Corporation to a loss.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with affordable housing projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of June 30, 2012 and December 31, 2011, the carrying amounts of these investments, which are included in other assets in the consolidated balance sheet, were $251.5 million and $264.9 million, respectively. As of June 30, 2012 and December 31, 2011, liabilities related to unfunded commitments on investments in affordable housing projects, which are included in other liabilities in the consolidated balance sheet, were $41.8 million and $44.5 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the affordable housing projects that would expose it to a loss.

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

Notes to Consolidated Financial Statements (continued)

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

In November 2011, Northern Trust purchased $90 million of securities at par from three investment funds (Funds). The net assets held by the Funds as of December 31, 2011 totaled $16.5 billion. The securities were purchased to avoid the risk of the Funds being downgraded which could have forced certain holders to liquidate their investments. Northern Trust incurred a pre-tax charge of $2 million in connection with these actions and, subsequently, had no further obligations related to these actions. Any potential future support would be evaluated based upon the specific facts and circumstances and with careful consideration as to the potential impact on Northern Trust’s ability to maintain its well-capitalized status and meet its operational needs.

Under GAAP, the above actions reflect Northern Trust’s implicit interest in the credit risk of the affected Funds. Implicit interests are required to be considered when determining the primary beneficiary of a variable interest entity. The Funds were designed to create and pass to investors interest rate and credit risk. In determining whether Northern Trust was the primary beneficiary of these Funds, an expected loss calculation based on the characteristics of the underlying investments in the Funds was used to estimate the expected losses related to interest rate and credit risk, while also considering the relative rights and obligations of each of the variable interest holders. This analysis concluded that interest rate risk was the primary driver of expected losses within the Funds. As such, Northern Trust has determined that it is not the primary beneficiary of the Funds and is not required to consolidate them within its consolidated balance sheet. All of the $90 million of securities purchased from the Funds matured at par during the six months ended June 30, 2012. As Northern Trust has no plans to provide any support additional to that which is noted above, there is no exposure to loss from the implicit interest in the Funds as of June 30, 2012.

Notes to Consolidated Financial Statements (continued)

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.5 billion at June 30, 2012 and $4.3 billion at December 31, 2011. Northern Trust’s liability included within the consolidated balance sheet for standby letters of credit, measured as the amount of unamortized fees on these instruments, was $51.6 million at June 30, 2012 and $43.8 million at December 31, 2011.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of borrowers of securities. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $73.4 billion at June 30, 2012 and $74.4 billion at December 31, 2011. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at June 30, 2012 or December 31, 2011 related to these indemnifications.

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2012, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $45 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. The following is a description of the nature of certain of these matters.

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa, Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and as of June 30, 2012 had restrictions as to their sale or transfer.

Northern Trust, in conjunction with other member banks of Visa U.S.A., is obligated to indemnify Visa for losses resulting from certain indemnified litigation involving Visa and has been required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled.

During 2007, Northern Trust recorded charges and corresponding liabilities of $150 million relating to Visa indemnified litigation. Subsequently, Visa established an escrow account to cover the settlements of, or judgments in, indemnified litigation. The fundings by Visa of its escrow account have resulted in reductions of Northern Trust’s Visa related indemnification liability and of the future realization of the value of outstanding shares of Visa common stock held by Northern Trust as a member bank of Visa U.S.A. Reductions of Northern Trust’s indemnification liability totaling $23.1 million, $33.0 million, and $17.8 million were recorded in 2011, 2010, and 2009, respectively, which combined with a $76.1 million reduction recorded in 2008, fully eliminated the recorded indemnification liability as of December 31, 2011.

On July 13, 2012, Visa entered into a memorandum of understanding with plaintiff representatives for binding settlement of the indemnified litigation relating to interchange fees. While the final settlement and ultimate resolution of outstanding Visa related litigation and the timing for removal of selling restrictions on shares owned by Northern Trust are highly uncertain, based upon the settlement terms announced by Visa, Northern Trust anticipates that the value of its remaining shares of Visa stock will be adequate to offset any remaining indemnification obligations related to Visa litigation.

Contingent Purchase Consideration. In connection with acquisitions consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration at June 30, 2012 and December 31, 2011 totaled $57.2 million and $56.8 million, respectively.

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

Notes to Consolidated Financial Statements (continued)

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

All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $1.1 billion as of June 30, 2012 and by $2.0 billion as of December 31, 2011, as a result of master netting agreements in place. Derivative assets and liabilities recorded at June 30, 2012, also reflect reductions of $28.2 million and $308.6 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $220.1 million and $257.4 million, respectively, at December 31, 2011. Additional cash collateral received from and deposited with derivative counterparties totaling $147.3 million and $76.5 million, respectively, as of June 30, 2012, and $72.3 million and $47.8 million, respectively, as of December 31, 2011, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Notes to Consolidated Financial Statements (continued)

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of the net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $279.5 million and $202.0 million on June 30, 2012 and December 31, 2011, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $37.5 million and $80.5 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2012 and December 31, 2011 of $242.0 million and $121.5 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Notes to Consolidated Financial Statements (continued)

Client-Related and Trading Derivative Instruments. In excess of 97% of Northern Trust’s derivatives outstanding at June 30, 2012 and December 31, 2011, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

The following table shows the notional and fair values of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Northern Trust’s credit related risk of loss is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

	June 30, 2012			December 31, 2011
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$226,961.3	$1,848.0	$1,797.3	$239,901.3	$3,062.1	$2,959.8
Interest Rate Option Contracts	31.7	0.1	0.1	100.5	—	—
Interest Rate Swap Contracts	4,711.1	195.0	189.2	4,570.4	188.7	184.6

Total	$231,704.1	$2,043.1	$1,986.6	$244,572.2	$3,250.8	$3,144.4

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2012 and 2011.

		Amount of Derivative Gain/(Loss) Recognized in Income
	Location of Derivative Gain/(Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2012	2011	2012	2011
Foreign Exchange Contracts	Foreign Exchange Trading Income	$59.3	$80.8	$121.3	$165.6
Interest Rate Swap and Option Contracts	Security Commissions and Trading Income	2.7	1.8	5.2	2.9

Total		$62.0	$82.6	$126.5	$168.5

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

			June 30, 2012			December 31, 2011
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,234.3	$3.4	$65.9	$2,172.0	$2.6	$46.8

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,100.0	140.7	0.5	1,100.0	147.0	0.5

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	937.9	10.2	24.7	932.9	9.4	27.2

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,409.6	36.9	2.7	1,554.7	12.0	1.5

Total			$6,681.8	$191.2	$93.8	$5,759.6	$171.0	$76.0

In addition to the above, Sterling denominated debt, totaling $237.4 million and $241.2 million at June 30, 2012 and December 31, 2011, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and six months ended June 30, 2012 and 2011.

	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended		Six Months Ended
			June 30,		June 30,
(In Millions)			2012	2011	2012	2011
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(22.1)	$(19.0)	$(70.2)	$(26.2)

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	14.6	24.2	162.9	151.4

Total			$(7.5)	$5.2	$92.7	$125.2

Notes to Consolidated Financial Statements (continued)

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were no changes recorded within the fair values of hedged items for such “long-haul” hedges during the three months ended June 30, 2012 and 2011, respectively. There were $0.3 million of changes recorded within the fair values of the hedged items for both the six months ended June 30, 2012 and 2011, respectively. There was $0.1 million and $0.5 million of ineffectiveness recorded during the three and six months ended June 30, 2012, respectively, and $0.3 million of ineffectiveness recorded during the six months ended June 30, 2011 for available for sale investment securities, senior notes, and subordinated debt. There was no ineffectiveness recorded during the three months ended June 30, 2011.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are also reclassified to earnings. Northern Trust assesses effectiveness using regression analysis for cash flow hedges of available for sale securities. Ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

Notes to Consolidated Financial Statements (continued)

The following tables provide cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and six months ended June 30, 2012 and 2011. Beginning in 2012, gains and losses associated with forecasted foreign currency denominated revenue and expenditure transactions are classified in Other Operating Income or Other Operating Expense.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Three Months Ended June 30,	2012	2011	2012	2011
Net Gain/(Loss) Recognized in AOCI	$(15.8)	$(1.0)	$—	$0.1

Net Gain/(Loss) Reclassified from AOCI to Earnings Trust, Investment and Other Servicing Fees	—	1.1	—	—
Other Operating Income	(0.8)	0.1	—	—
Interest Income	—	(0.4)	—	—
Interest Expense	—	—	—	—
Compensation	—	0.1	—	—
Employee Benefits	—	0.1	—	—
Equipment and Software	—	—	—	—
Occupancy Expense	—	—	—	—
Other Operating Expense	(0.9)	1.1	—	—

Total	$(1.7)	$2.1	$—	$—

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Six Months Ended June 30,	2012	2011	2012	2011
Net Gain/(Loss) Recognized in AOCI	$2.9	$15.8	$—	$0.1

Net Gain/(Loss) Reclassified from AOCI to Earnings Trust, Investment and Other Servicing Fees	—	0.3	—	—
Other Operating Income	(2.3)	0.2	—	—
Interest Income	—	(0.8)	—	—
Interest Expense	—	—	—	—
Compensation	—	2.4	—	—
Employee Benefits	—	0.7	—	—
Equipment and Software	—	0.1	—	—
Occupancy Expense	—	0.4	—	—
Other Operating Expense	1.4	1.3	—	—

Total	$(0.9)	$4.6	$—	$—

During the three and six months ended June 30, 2012 and 2011, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $11.4 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. As a result, no ineffectiveness was recorded for these hedges during the three and six months ended June 30, 2012 and 2011. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

Notes to Consolidated Financial Statements (continued)

The following table provides net investment hedge gains and losses recognized in AOCI during the three and six months ended June 30, 2012 and 2011.

	Amount of Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Foreign Exchange Contracts	$63.7	$(20.5)	$27.4	$(77.5)
Sterling Denominated Subordinated Debt	8.9	1.9	—	(7.9)

Total	$72.6	$(18.6)	$27.4	$(85.4)

Derivatives not formally designated as hedges under GAAP are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities, the net investment in certain non-U.S. affiliates, forecasted foreign currency denominated transactions, and the credit risk and interest rate risk of loans and loan commitments. The following table identifies the types and classifications of risk management derivative instruments not formally designated as hedges, their notional and fair values, and the respective risks addressed.

			June 30, 2012			December 31, 2011
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$75.5	$—	$0.6	$60.5	$0.7	$0.1

Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	7.3	0.1	0.1	127.3	2.1	2.6

Commercial Loans	Foreign Exchange Contracts	Foreign Currency	159.6	1.9	0.5	84.3	1.3	0.3

Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	60.3	0.3	0.6	63.5	0.4	0.2

Total			$302.7	$2.3	$1.8	$335.6	$4.5	$3.2

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2012 and 2011.

	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2012	2011	2012	2011
Credit Default Swap Contracts	Other Operating Income	$(0.8)	$(0.3)	$(1.9)	$(0.8)
Forward Contracts	Other Operating Income	—	0.1	—	0.2
Foreign Exchange Contracts	Other Operating Income	(0.9)	(6.3)	(1.2)	(11.9)

Total		$(1.7)	$(6.5)	$(3.1)	$(12.5)

Item 1.	Financial Statements

The information called for by this item is incorporated herein by reference to the “Financial Statements” section within this

Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of of Shares that May Yet be Purchased Under the Plan
April 1-30, 2012	110,289	$46.83	110,289
May 1-31, 2012	442,075	45.42	442,075
June 1-30, 2012	246,882	43.27	246,882

Total (Second Quarter)	799,246	$44.95	799,246	9,198,493

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced March 14, 2012, authorizes the purchase of up to 10.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: July 27, 2012	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and Chief Financial Officer

Date: July 27, 2012	By:	/s/ Richard D. Kukla
Richard D. Kukla
Senior Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(31)

Rule 13a-14(a)/15d-14(a) Certifications

(i)       Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)      Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications (i) Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits (i) Corporate Governance Guidelines (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2012).

(101)

Interactive Data File

(i)       Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.