Form 10-K
period 2012-12-31
NORTHERN TRUST CORP
filed 2013-02-26
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 29, 2012 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 29, 2012 as reported by The NASDAQ Stock Market, held by non-affiliates was approximately $11,068,598,277. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 18, 2013, 239,157,282 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

Annual Report to Stockholders for the Fiscal Year Ended December 31, 2012—Part I and Part II

2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 2013—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 18 U.S. states, Washington, D.C., and 16 international locations in North America, Europe, the Middle East, and the Asia Pacific region. At December 31, 2012, the Corporation had consolidated total assets of $97.5 billion and stockholders’ equity of $7.5 billion.

The Bank is an Illinois banking corporation headquartered in the Chicago financial district and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2012, the Bank had consolidated assets of $97.1 billion and common equity capital of $7.2 billion.

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

Financial information regarding the Corporation and its business units is included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012. In particular, for a discussion of significant developments in the business of the Corporation, and the impact on the financial results of the Corporation and its business units for the fiscal year ended December 31, 2012, you are urged to review the section entitled “Consolidated Results of Operations” on pages 20 through 28 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, which is incorporated herein by reference.

The following is a brief summary of each business unit’s activities.

Corporate & Institutional Services

C&IS is a leading global provider of asset servicing, securities lending, brokerage, banking and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth and government funds. Asset servicing and related services encompass a full range of industry leading capabilities including but not limited to: global master trust and custody, trade settlement, and reporting; fund administration; cash management; investment risk and performance analytical services; investment operations outsourcing; and transition management and commission recapture. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from international locations in North America, Europe, the Middle East, and the Asia Pacific region. C&IS also executes related foreign exchange transactions from offices located in the United States, United Kingdom, and Singapore. At December 31, 2012, total C&IS assets under custody were $4.4 trillion and assets under management were $561.2 billion.

Personal Financial Services

PFS provides personal trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; brokerage services; and private and business banking. PFS focuses on high net worth individuals and families, business owners, executives, professionals, retirees, and established privately held businesses in its target markets. PFS also includes the Global Family Office, which provides customized products and services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million.

PFS is one of the largest providers of personal trust services in the United States, with $446.3 billion in assets under custody and $197.7 billion in assets under management at December 31, 2012. PFS services are delivered through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London and Guernsey.

Northern Trust Global Investments

NTGI, through various subsidiaries of the Corporation, provides a broad range of asset management and related services and products to clients around the world, including clients of C&IS and PFS. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. NTGI offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and multi-manager advisory services and products. NTGI’s activities also include overlay services and other risk management services. NTGI’s business operates internationally through subsidiaries and distribution arrangements.

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

The Corporation’s nonbanking affiliates are all subject to examination by the Federal Reserve Board. Its broker-dealer subsidiary is registered with the Securities and Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority, subject to the rules and regulations of both of these bodies. Several subsidiaries of the Corporation are registered with the SEC under the Investment Advisers Act of 1940 and are subject to that act and the rules and regulations promulgated thereunder. Other subsidiaries are regulated by state banking departments in various states. The Bank and other subsidiaries of the Corporation act as investment advisers to several mutual funds and other asset managers which are subject to regulation by the SEC under the Investment Company Act of 1940.

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

Non-U.S. Regulation

The increasingly important activities of the Corporation’s subsidiaries outside the U.S. are subject to regulation and supervision by a number of non-U.S. regulatory agencies. Subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom, for example, are subject to regulation by and supervision of the Financial Services Authority (FSA), and are authorized to conduct such activities pursuant to the U.K. Financial Services and Markets Act of 2000. The FSA exercises broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their registered employees. The non-U.S. subsidiaries of the Corporation and branches of the Bank outside the U.S. are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, the Corporation’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2012, each of the Corporation’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. As is the case in the U.S., European regulatory authorities are introducing regulatory change in a wide variety of areas. For example, new regulations issued by European regulators through the Undertaking for Collective Investment in Transferable Securities (UCITS) IV Directive directly and indirectly affect depositary, fund management, and fund administration businesses. European authorities are in the process of implementing the Alternative Investment Fund Managers Directive which will affect the duties of depositaries, European Union (EU) and non-EU fund managers and non-UCITS funds. European regulatory authorities are also putting forward proposals through the Markets in Financial Instruments Directive 2, European Market Infrastructure Regulation and Market Abuse Regulation proposals which deal with derivatives trading and clearing, pre and post trade transparency, investor protection issues and overall market orderliness. These actual and proposed regulatory changes have impacted, and will impact, the business that the Bank and its non-U.S. subsidiaries conduct in the European Union.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is having a broad impact on the financial services industry and imposes significant new regulatory and compliance requirements, including the designation of certain financial companies as “systemically important financial institutions” (SIFIs), the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), and the FDIC.

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

Resolution Planning. As required by the Dodd-Frank Act, the Federal Reserve and FDIC have jointly issued a final rule that requires certain organizations, including each BHC with consolidated assets of $50 billion or more, to submit periodically to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. The Corporation’s resolution plan must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as the Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements. Our initial plans are required to be submitted to the regulators by December 31, 2013.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts. Most significantly, the new standards prohibit the Corporation’s subsidiaries from making a residential mortgage loan without verifying a borrower’s ability to repay, limit the total points and fees that the Corporation’s subsidiaries and/or a mortgage broker may charge on conforming and jumbo loans to 3% of the total loan amount, and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve Board’s final rule on loan originator compensation prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds. The Dodd-Frank Act adopts the so-called “Volcker Rule” which, subject to a two-year transition period and certain exceptions, became effective on July 21, 2012 and prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments, as determined by federal regulators. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as “market-making-related activities”, “risk-mitigating hedging activities”, and trading in U.S. government or agency obligations, certain other U.S., state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Additionally, subject to a transition period and certain exceptions, the rule restricts a banking entity from sponsoring or investing in certain private funds. While a banking entity may “organize and offer” certain private funds if certain conditions are met, it may not acquire or retain an equity partnership or other ownership interest in such private funds except for certain limited investments.

A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the fund or permitting the fund to use the name of the bank. After the conformance period commencing July 21, 2012, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Corporation, the Bank and their affiliates, unless an exception applies. In October 2011, the OCC, Federal Reserve Board, the FDIC, and the SEC, in consultation with the Commodity Futures Trading Commission (CFTC), jointly released a notice of proposed rulemaking implementing the Volcker Rule limitations of the Dodd-Frank Act. To date, no final rule has been issued. In light of the complexity of the proposed regulation and the substantial number of comments submitted, the Corporation cannot fully assess the impact of the Volcker Rule on its business until final rules are adopted.

Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also will require certain persons to register as a “major swap participant” or a “swap dealer.” The CFTC, SEC and other U.S. regulators have adopted and are still in the process of adopting regulations to implement Title VII. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities.

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

Bank holding companies domiciled in the U.S. with total consolidated assets of $50 billion or more, including the Corporation, must submit annual capital plans to the Federal Reserve Board for review. Under the final rule, the Federal Reserve Board annually evaluates institutions’ capital adequacy, internal capital adequacy assessment processes, and their plans to make capital distributions, such as dividend payments or stock repurchases. The Federal Reserve Board will approve dividend increases or other capital distributions only for companies whose capital plans receive a non-objection by supervisors and are able to demonstrate sufficient financial strength to operate as successful financial intermediaries under stressed macroeconomic and financial market scenarios, after making the desired capital distributions. The Federal Reserve Board annually issues instructions outlining the information it is seeking from the covered firms, including the Corporation, and the evaluation the Federal Reserve Board will do of the capital plans. The level of detail and analysis expected in each institution’s capital plan varies based on the company’s size, complexity, risk profile, and scope of operations. In January 2012, the Corporation submitted its first capital plan to the Federal Reserve Board, and its second capital plan was submitted on January 7, 2013.

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

	Risk-Based and Leverage Ratios as of December 31, 2012
	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	12.8%	14.3%	8.2%
The Northern Trust Company	11.9	13.7	7.6

Minimum required ratio	4.0	8.0	3.0
“Well capitalized” minimum ratio	6.0	10.0	5.0

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

A common equity tier 1 ratio of at least 7.0%, inclusive of 4.5% minimum common equity tier 1 ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk-weighted assets;

A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a common equity tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of such shortfall. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer during periods of excess credit growth.

Basel I and Basel II do not include a leverage requirement as an international standard. However, Basel III introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets and new liquidity standards.

The Basel Committee had initially planned for member nations to begin implementing the Basel III requirements by January 1, 2013, with full implementation by January 1, 2019. On November 9, 2012, U.S. regulators announced that implementation of Basel III’s first requirements would be delayed until an undetermined future date. The regulators made no indication that any other future regulatory phase-in dates would be delayed.

On November 4, 2011 the Basel Committee issued its final rule setting forth proposals to apply a new common equity tier 1 surcharge to certain designated global systemically important banks (GSIBs). GSIBs subject to the surcharge are identified by application of a quantitative “indicator-based approach” for evaluating systemic risk that weights both categories and indicators of size, substitutability, interconnectedness, cross-jurisdictional activity, and complexity. On November 1, 2012, using the Basel Committee’s methodology, the Financial Stability Board (FSB) and the Basel Committee identified 28 financial institutions determined to be GSIBs. The group of GSIBs is updated annually and published by the FSB each November. At this time, the Corporation has not been designated as a GSIB. The GSIBs equity surcharge provisions, like the rest of Basel III, are subject to interpretation and implementation by U.S. regulatory authorities.

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

On June 7, 2012 the Board of Governors of the Federal Reserve, in conjunction with the Office of the Comptroller of the Currency and the FDIC, published three notices of proposed rulemaking related to Basel III. The proposed rules include two calculation methods: a standardized approach, applicable to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies, and an advanced approach, generally applicable only to the largest, most internationally active banking organizations. The Corporation and Bank will calculate their capital ratios under both the standardized and advanced approaches. Under the proposed rules, the Corporation and the Bank must maintain capital levels that exceed the adequately capitalized minimum ratios under the most constraining of the two approaches. For advanced approaches institutions, the proposed rules state that for the capital conservation buffer, any countercyclical capital buffer applied, and any other capital surcharges that are applied, a depository institution’s or bank holding company’s capital adequacy will be assessed using the advanced approaches.

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

Prompt Corrective Action

Under the FDIA, the federal banking agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to differential regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2012, the Corporation and the Bank exceeded the required capital ratios for classification as “well capitalized.”

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

Anti-Money Laundering, Anti-Terrorism Legislation, and Office of Foreign Assets Control

Under federal law, including the Bank Secrecy Act, the USA PATRIOT Act, and the International Money Laundering Abatement and Anti-Terrorist Financing Act, financial institutions (including insured depository institutions, broker-dealers and certain other financial institutions) must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and client identification in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

Many other countries have imposed similar laws and regulations that apply to the Corporation’s non-U.S. offices. The Corporation has established policies and procedures to comply with these laws and the related regulations in all relevant jurisdictions. Additionally, neither the Company nor any of its affiliates or subsidiaries have engaged in activities which are sanctionable under the Iran Sanctions Act or the Comprehensive Iran Sanctions, Accountability, and Divestment Act (CISADA); engaged in transactions with the government Iran or persons whose assets are frozen pursuant to executive orders dealing with terrorism or weapons of mass destruction proliferation; or engaged in the transfer of goods, technology, or services to Iran that are likely to be used for human rights abuses against the Iranian people.

Deposit Insurance and Assessments

FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on the level of supervisory concern the institution poses to the regulators, the institution’s capital levels and other risk measures.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. Federal deposit insurance for the full net amount of deposits in noninterest bearing transaction accounts expired on December 31, 2012 for all insured banks.

The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits effective September 30, 2020, eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On December 14, 2010, the FDIC raised the minimum designated reserve ratio of the DIF to 2%, where it remains today. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act.

The FDIC’s rule on Assessments, Dividends, Assessment Base and Large Bank Pricing, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the old assessment base, the final rule’s assessment rates are lower than the older rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The rule further reduces the assessment base for custodial banks by the daily or weekly average of a certain amount of low-risk assets (i.e., assets with a Basel risk weighting of 0%, regardless of maturity, plus 50% of assets with a Basel risk weighting of 20%, again regardless of maturity) subject to the limitation that the daily or weekly average value of these assets cannot exceed the daily or weekly average value of those deposits classified as transaction accounts and identified by the institution as being directly linked to a fiduciary or custodial and safekeeping account. The rule identifies custodial banks as insured depository institutions with previous calendar year-end trust assets (i.e., fiduciary and custody and safekeeping assets) of at least $50 billion or those insured depository institutions that derived more than 50% of their revenue (interest income plus non-interest income) from trust activity over the previous calendar year. Under the final rule, the Bank will pay slightly lower assessments to the DIF than under the old system.

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

In addition, federal law requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry. As of December 31, 2012, the Bank is not a party to any such agreements.

Privacy and Security

Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to law. Regulations adopted under the federal law set standards for protecting the security, confidentiality and integrity of client information, and require notice to regulators, and in some cases, to clients, in the event of security breaches. A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Consumer Laws and Regulations

In addition to the laws and regulations discussed above, the Corporation’s banking subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

Money Market Mutual Fund Regulation

After the SEC announced on August 28, 2012 that it would not solicit public comment on potential money market mutual funds (MMMF) structural reforms, on November 3, 2012, the FSOC published for public comment three approaches to MMMF reform. The FSOC noted that the three approaches to MMMF reform were not necessarily exclusive and could be implemented in some combination. Because of the uncertainty as to whether FSOC will issue final rules, whether the SEC will issue a proposed rule, and which or in what combination the three approaches or others might be adopted, the Corporation cannot fully evaluate such reforms’ impact to the Corporation’s business at this time.

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

STAFF

Northern Trust employed approximately 14,200 full-time equivalent officers and staff members as of December 31, 2012.

STATISTICAL DISCLOSURES

The following statistical disclosures, included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, are incorporated herein by reference.

Schedule	2012 Annual Report Page(s)
Ratios	18
Non-U.S. Outstandings	50 – 51
Nonperforming Assets and 90 Day Past Due Loans	52
Average Balance Sheet with Analysis of Net Interest Income	124 - 125

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2012
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$117.1	6.30%	$184.4	6.53%	$27.8	7.51%	$—	—%	43 mos
Government Sponsored Agency	34.9	2.60	58.4	2.53	5.4	3.73	14.2	4.30	47 mos
Other —Fixed	1,876.5	0.21	18.0	2.15	12.2	3.62	24.8	4.28	7 mos.
—Floating	1.0	1.38	7.3	1.39	—	—	—	—	15 mos.

Total Securities Held to Maturity	$2,029.5	0.60%	$268.1	5.22%	$45.4	6.01%	$39.0	4.29%	14 mos.

Securities Available for Sale
U.S. Government	$750.5	0.29%	$1,034.1	1.61%	$—	—%	$—	—%	24 mos.
Obligations of States and Political Subdivisions	—	—	14.1	6.82	—	—	—	—	34 mos.
Government Sponsored Agency	4,653.1	0.73	12,345.3	0.73	1,276.8	1.18	363.6	1.52	30 mos.
Asset-Backed—Fixed	951.9	0.71	1,073.4	0.69	4.1	5.39	6.9	5.44	16 mos.
Asset-Backed—Floating	161.9	0.64	147.8	0.74	25.1	0.82	4.8	0.65	22 mos.
Auction Rate Securities	—	—	0.7	0.61	2.0	0.86	95.1	1.20	65 mos.
Other —Fixed	66.9	1.03	552.2	1.07	214.6	1.51	89.7	1.51	56 mos.
—Floating	866.9	1.09	3,672.8	1.39	215.4	1.65	53.8	1.74	34 mos.

Total Securities Available for Sale	$7,451.2	0.73%	$18,840.4	0.92%	$1,738.0	1.28%	$613.9	1.53%	30 mos.

	December 31, 2011
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$114.5	6.72%	$224.0	6.56%	$189.5	7.01%	$1.4	8.10%	45 mos.
Government Sponsored Agency	39.3	3.17	106.9	3.17	8.9	3.17	1.7	3.17	28 mos.
Other —Fixed	44.4	1.07	24.5	3.00	17.1	3.64	25.7	3.64	80 mos.
—Floating	1.3	1.54	—	—	—	—	—	—	9 mos.

Total Securities Held to Maturity	$199.5	4.73%	$355.4	5.29%	$215.5	6.58%	$28.8	3.84%	46 mos.

Securities Available for Sale
U.S. Government	$—	—%	$4,029.4	0.87%	$—	—%	$—	—%	33 mos.
Obligations of States and Political Subdivisions	0.8	2.32	14.8	6.20	—	—	0.2	7.58	47 mos.
Government Sponsored Agency	3,463.0	0.90	11,901.1	0.84	776.5	1.83	630.8	2.18	28 mos.
Asset-Backed—Fixed	842.7	1.07	18.0	5.63	10.5	5.54	15.0	5.57	11 mos.
Asset-Backed—Floating	386.1	0.67	194.8	0.81	175.5	0.89	126.0	0.75	20 mos.
Auction Rate Securities	—	—	178.3	1.43	—	—	—	—	54 mos.
Other —Fixed	2,884.7	0.79	1,455.0	1.86	—	—	—	—	14 mos.
—Floating	1,892.3	0.73	763.7	0.59	371.2	0.66	62.1	0.66	15 mos.

Total Securities Available for Sale	$9,469.6	0.84%	$18,555.1	0.93%	$1,333.7	1.41%	$834.1	1.91%	25 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2012	2011	2010	2009	2008
Securities Held to Maturity
Obligations of States and Political Subdivisions	$329.3	$529.4	$635.0	$692.6	$791.2
Government Sponsored Agency	112.9	156.8	169.3	114.6	55.0
Other	1,939.8	113.0	117.9	103.1	92.9

Total Securities Held to Maturity	$2,382.0	$799.2	$922.2	$910.3	$939.1

Securities Available for Sale
U.S. Government	$1,784.6	$4,029.4	$658.4	$74.0	$19.9
Obligations of States and Political Subdivisions	14.1	15.8	36.3	47.0	31.6
Government Sponsored Agency	18,638.8	16,771.4	11,970.7	12,325.4	11,261.4
Asset-Backed	2,375.9	1,768.6	1,860.3	1,495.3	1,572.6
Auction Rate	97.8	178.3	367.8	427.7	453.1
Other	5,732.3	7,429.0	5,008.4	2,903.1	904.1

Total Securities Available for Sale	$28,643.5	$30,192.5	$19,901.9	$17,272.5	$14,242.7

Average Total Securities	$30,893.8	$26,406.4	$19,859.2	$17,357.8	$12,287.0

Total Securities at Year-End	$31,033.5	$30,999.7	$20,830.9	$18,192.7	$15,184.1

Loans and Leases by Type

	December 31
(In Millions)	2012	2011	2010	2009	2008
Commercial
Commercial and Institutional	$7,468.5	$6,918.7	$5,914.5	$6,312.1	$8,293.4
Commercial Real Estate	2,859.8	2,981.7	3,242.4	3,213.2	3,014.0
Lease Financing, net	1,035.0	978.8	1,063.7	1,004.4	1,143.8
Non-U.S.	1,192.3	1,057.5	1,046.2	728.5	1,791.7
Other	341.6	417.6	346.6	457.5	909.6

Total Commercial	12,897.2	12,354.3	11,613.4	11,715.7	15,152.5

Personal
Residential Real Estate	10,375.2	10,708.9	10,854.9	10,807.7	10,381.4
Private Client	6,130.1	5,651.4	5,423.7	5,004.4	4,832.2
Other	102.0	349.3	240.0	277.9	389.3

Total Personal	16,607.3	16,709.6	16,518.6	16,090.0	15,602.9

Total Loans and Leases	29,504.5	$29,063.9	$28,132.0	$27,805.7	$30,755.4

Total U.S.	$28,312.2	$28,006.4	$27,085.8	$27,077.2	$28,963.7

Remaining Maturity of Selected Loans and Leases

	December 31, 2012
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Private Client Loans)
Commercial and Institutional	$7,468.5	4,979.9	1,730.7	757.9
Commercial Real Estate	2,859.8	773.5	1,701.2	385.1
Lease Financing, net	1,035.0	66.0	431.7	537.3
Other-Commercial	341.6	246.1	95.5	—
Other-Personal	102.0	73.5	28.5	—

Total U.S.	11,806.9	6,139.0	3,987.6	1,680.3
Non-U.S.	1,192.3	1,188.3	4.0	—

Total Selected Loans and Leases	12,999.2	7,327.3	3,991.6	1,680.3

Interest Rate Sensitivity of Loans and Leases
Fixed Rate	8,727.3	5,412.6	2,318.1	996.6
Variable Rate	4,271.9	1,914.7	1,673.5	683.7

Total	12,999.2	7,327.3	3,991.6	1,680.3

Average Deposits by Type

(In Millions)	2012	2011	2010	2009	2008
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$16,736.5	$10,937.7	$862.2	$778.6	$912.5
Correspondent Banks	72.8	101.2	86.5	80.5	44.2
Other Noninterest-Bearing	118.0	115.7	5,643.6	7,589.7	4,493.6

Total Demand and Noninterest-Bearing	16,927.3	11,154.6	6,592.3	8,448.8	5,450.3

Interest-Bearing
Savings and Money Market	14,101.9	14,297.6	13,049.5	11,162.4	7,786.5
Savings Certificates less than $100,000	300.4	343.0	401.3	478.6	454.8
Savings Certificates $100,000 and more	1,149.6	1,352.5	1,706.5	2,298.7	1,669.5
Other	1,545.1	1,909.9	1,596.8	1,101.8	615.3

Total Interest-Bearing	17,097.0	17,903.0	16,754.1	15,041.5	10,526.1

Total U.S. Offices	34,024.3	29,057.6	23,346.4	23,490.3	15,976.4

Non-U.S. Offices
Non Interest-Bearing	3,251.7	3,415.3	2,268.3	2,578.1	3,364.5
Interest-Bearing	37,943.8	39,973.5	29,968.4	27,157.6	35,958.2

Total Non-U.S. Offices	41,195.5	43,388.8	32,236.7	29,735.7	39,322.7

Total Deposits	$75,219.8	$72,446.4	$55,583.1	$53,226.0	$55,299.1

Average Rates Paid on Interest-Related Deposits by Type

	2012	2011	2010	2009	2008
Interest-Related Deposits—U.S. Offices
Savings and Money Market	0.13%	0.18%	0.27%	0.48%	1.77%
Savings Certificates less than $100,000	0.73	0.88	1.23	2.05	3.21
Savings Certificates $100,000 and more	0.91	1.03	1.34	2.05	3.44
Other Time	0.48	0.56	0.80	1.48	3.28

Total U.S. Offices Interest-Related Deposits	0.22	0.30	0.45	0.84	2.19
Total Non-U.S. Offices Interest-Related Deposits	0.31	0.44	0.42	0.29	2.46

Total Interest-Related Deposits	0.28%	0.40%	0.43%	0.49%	2.40%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2012			December 31, 2011
	U.S. Offices		Non-U.S. Offices	U.S. Offices		Non-U.S. Offices
(In Millions)	Certificates of Deposit	Other Time		Certificates of Deposit	Other Time
3 Months or Less	$664.1	$—	$7,611.1	$776.0	$—	$7,234.8
Over 3 through 6 Months	547.7	—	31.3	530.5	—	49.5
Over 6 through 12 Months	699.5	—	20.4	1,062.4	—	31.4
Over 12 Months	262.5	—	4.7	368.7	—	1.1

Total	$2,173.8	$—	$7,667.5	$2,737.6	$—	$7,316.8

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2012	2011	2010
Balance on December 31	$780.2	$815.3	$3,691.7
Highest Month-End Balance	3,728.7	4,690.2	5,716.6
Year – Average Balance	1,619.1	2,250.4	3,779.7
– Average Rate	0.08%	0.08%	0.13%

Average Rate at Year-End	0.05%	0.06%	0.05%

Securities Sold under Agreements to Repurchase

($ in Millions)	2012	2011	2010
Balance on December 31	$699.8	$1,198.8	$954.4
Highest Month-End Balance	699.8	1,479.3	954.4
Year – Average Balance	448.1	815.8	626.8
– Average Rate	0.08%	0.08%	0.17%

Average Rate at Year-End	0.03%	0.02%	0.07%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)	2012	2011	2010
Balance on December 31	$367.4	$931.5	$347.7
Highest Month-End Balance	1,519.7	2,415.5	2,174.1
Year – Average Balance	978.7	1,400.6	1,443.0
– Average Rate	0.41%	0.39%	0.38%

Average Rate at Year-End	0.00%	0.02%	0.03%

Total Purchased Funds

($ in Millions)	2012	2011	2010
Balance on December 31	$1,847.4	$2,945.6	$4,993.8
Year – Average Balance	3,045.9	4,466.8	5,849.5
– Average Rate	0.18%	0.18%	0.19%

Changes in Net Interest Income

	2012/2011			2011/2010
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$—	$0.3	$0.3	$(0.1)	$(0.2)	$(0.3)
Time Deposits with Banks	17.3	(33.7)	(16.4)	23.2	35.0	58.2
Other Interest-Bearing	(14.1)	(0.3)	(14.4)	12.0	2.8	14.8
Securities
U.S. Government	6.6	(6.2)	0.4	10.8	11.5	22.3
Obligations of States and Political Subdivisions	(12.3)	(0.7)	(13.0)	(7.9)	0.9	(7.0)
Government Sponsored Agency	29.5	(7.4)	22.1	24.6	(38.8)	(14.2)
Other	0.9	9.0	9.9	30.4	2.7	33.1
Loans and Leases	20.9	(130.1)	(109.2)	28.4	(22.3)	6.1

Total	48.8	(169.1)	(120.3)	121.4	(8.4)	113.0

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$(0.4)	$(7.3)	$(7.7)	$3.4	$(12.3)	$(8.9)
Savings Certificates and Other Time	(4.7)	(3.0)	(7.7)	(1.1)	(11.5)	(12.6)
Non-U.S. Offices Time	(8.9)	(48.9)	(57.8)	42.0	8.4	50.4
Short-Term Borrowings	(2.6)	—	(2.6)	(2.6)	(0.4)	(3.0)
Senior Notes	10.1	(2.5)	7.6	15.3	0.5	15.8
Long-Term Debt	(31.4)	(2.9)	(34.3)	(15.3)	(4.9)	(20.2)
Floating Rate Capital Debt	—	0.4	0.4	—	—	—

Total	$(37.9)	$(64.2)	$(102.1)	$41.7	$(20.2)	$21.5

Increase (Decrease) in Net Interest Income	$86.7	$(104.9)	$(18.2)	$79.7	$11.8	$91.5

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Analysis of Allowance for Credit Losses

($ in Millions)	2012	2011	2010	2009	2008
Balance at Beginning of Year	$328.9	$357.3	$340.6	$251.1	$160.2
Charge-Offs
Commercial
Commercial and Institutional	5.5	22.0	13.3	30.6	7.6
Commercial Real Estate	14.4	34.3	62.9	22.5	5.1
Lease Financing, net	—	—	—	—	—
Non-U.S.	—	—	—	—	—
Other	—	—	—	—	—

Total Commercial	19.9	56.3	76.2	53.1	12.7

Personal
Residential Real Estate	40.3	55.0	63.7	57.7	8.9
Private Client	2.8	5.0	10.2	21.5	4.1
Other	—	—	—	—	—

Total Personal	43.1	60.0	73.9	79.2	13.0

Total Charge-Offs	63.0	116.3	150.1	132.3	25.7

Recoveries
Commercial
Commercial and Institutional	3.1	15.0	0.8	2.9	1.8
Commercial Real Estate	14.5	6.5	2.8	0.2	0.1
Lease Financing, net	2.7	—	—	—	—
Non-U.S.	—	—	—	—	—
Other	—	—	—	—	—

Total Commercial	20.3	21.5	3.6	3.1	1.9
Personal
Residential Real Estate	9.8	7.8	2.3	1.3	0.3
Private Client	6.6	3.6	1.0	2.1	0.3
Other	—	—	—	—	—

Total Personal	16.4	11.4	3.3	3.4	0.6

Total Recoveries	36.7	32.9	6.9	6.5	2.5

Net Charge-Offs	26.3	83.4	143.2	125.8	23.2
Provision for Credit Losses	25.0	55.0	160.0	215.0	115.0
Effect of Foreign Exchange Rates	—	—	(0.1)	0.3	(0.9)

Net Change in Allowance	(1.3)	(28.4)	16.7	89.5	90.9

Balance at End of Year	$327.6	$328.9	$357.3	$340.6	$251.1

Allowance Assigned To:
Loans and Leases	$297.9	$294.8	$319.6	$309.2	$229.1
Unfunded Commitments and Standby Letters of Credit	29.7	34.1	37.7	31.4	22.0

Total Allowance for Credit Losses	$327.6	$328.9	$357.3	$340.6	$251.1

Loans and Leases at Year-End	$29,504.5	$29,063.9	$28,132.0	$27,805.7	$30,755.4

Average Total Loans and Leases	$28,975.7	$28,346.7	$27,514.4	$28,697.2	$27,402.7

As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	0.09%	0.29%	0.51%	0.45%	0.08%
Provision for Credit Losses	0.08	0.19	0.57	0.77	0.37
Allowance at Year-End Assigned to Loans and Leases	1.01	1.01	1.14	1.11	0.74
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	0.09%	0.29%	0.52%	0.44%	0.08%
Allowance at Year-End Assigned to Loans and Leases	1.03	1.04	1.16	1.08	0.84

Non-U.S. Operations (Based on Obligor’s Domicile)

See also Note 30 – Business Units and Related Information in the Notes to Consolidated Financial Statements on pages 117 through 119 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2012	2011	2010	2009	2008
Total Assets	$29,237.4	$29,201.2	$22,664.0	$21,876.1	$27,321.0

Time Deposits with Banks	18,580.4	16,906.5	14,592.4	15,357.0	20,547.9
Loans	1,091.1	1,301.7	692.9	951.5	1,641.7
Customers’ Acceptance Liability	0.7	0.3	0.5	0.3	0.2
Non-U.S. Investments	4,470.4	5,370.2	2,688.8	977.7	205.7

Total Liabilities	$43,436.7	$45,757.5	$36,196.0	$33,310.6	$44,022.1

Deposits	$41,160.9	$43,370.3	$33,479.3	$30,888.3	$40,825.6
Liability on Acceptances	0.7	0.3	0.5	0.3	0.2

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2012	2011	2010	2009	2008
Assets	31%	32%	30%	29%	37%

Liabilities	47%	50%	48%	45%	60%

Allowance for Credit Losses Relating to Non-U.S. Operations

(In Millions)	2012	2011	2010	2009	2008
Balance at Beginning of Year	$4.7	$3.8	$4.9	$7.4	$8.8
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	(1.3)	0.9	(1.1)	(2.5)	(1.4)

Balance at End of Year	$3.4	$4.7	$3.8	$4.9	$7.4

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

Distribution of Non-U.S. Loans and Deposits by Type

Loans	December 31
(In Millions)	2012	2011	2010	2009	2008
Commercial	$498.0	$335.9	$874.0	$626.3	$351.1
Non-U.S. Governments and Official Institutions	252.4	197.8	110.3	59.7	14.8
Banks	9.9	13.3	9.3	2.1	32.4
Other	432.0	510.5	52.6	40.4	1,393.4

Total	$1,192.3	$1,057.5	$1,046.2	$728.5	$1,791.7

Non-U.S. loans primarily include short duration advances related to the processing of custodied client investments.

Deposits	December 31
(In Millions)	2012	2011	2010
Commercial	$36,948.8	$34,824.1	$34,835.1
Non-U.S. Governments and Official Institutions	5,990.4	3,405.6	2,724.1
Banks	248.8	1,018.4	1,406.5
Other Time	37.0	48.3	377.1
Other Demand	8.4	38.2	159.9

Total	43,233.4	39,334.6	$39,502.7

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012:

Notes to Consolidated Financial Statements		2012 Annual Report Page(s)
1.	Accounting Policies
	G. Derivative Financial Instruments	69 – 70
	H. Loans and Leases	70 – 72
	I. Allowance for Credit Losses	72
	L. Other Real Estate Owned	72 – 73
6.	Loans and Leases	87 – 91
7.	Allowance for Credit Losses	91 – 92
8.	Concentrations of Credit Risk	93
24.	Contingent Liabilities	108 – 110
25.	Derivative Financial Instruments	110 – 114
26.	Off-Balance Sheet Financial Instruments	114 – 115

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality and Credit Risk Management		47 – 55

In addition, the following schedules on pages 21 through 23 of this Form 10-K should be read in conjunction with the “Credit Risk Management” section:

Analysis of Allowance for Credit Losses

Allowance for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 55 through 58 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, which is incorporated herein by reference.

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for The Northern Trust Company were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012 and incorporated herein by reference on page 41 of this Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2012	2011
Assets
Cash and Due from Banks	$3,736.7	$4,299.2
Federal Funds Sold and Securities Purchased under Agreements to Resell	60.8	121.3
Interest-Bearing Deposits with Banks	18,794.8	16,685.4
Federal Reserve Deposits and Other Interest-Bearing	7,606.6	13,442.7
Securities
Available for Sale	28,638.6	30,095.4
Held to Maturity (Fair Value—$2,394.8 in 2012 and $817.1 in 2011)	2,382.0	799.2

Total Securities	31,020.6	30,894.6

Loans and Leases
Commercial	12,897.2	12,362.3
Personal	16,607.3	16,704.0

Total Loans and Leases (Net of unearned income—$297.9 in 2012 and $374.1 in 2011)	29,504.5	29,066.3

Allowance for Credit Losses Assigned to Loans and Leases	(297.9)	(294.8)
Buildings and Equipment	464.9	486.5
Client Security Settlement Receivables	2,049.1	778.3
Goodwill	499.0	493.2
Other Assets	3,699.7	3,858.5

Total Assets	$97,138.8	$99,831.2

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$20,552.4	$22,885.6
Savings and Money Market	15,190.9	17,472.1
Savings Certificates	2,466.1	3,058.3
Non-U.S. Offices — Noninterest-Bearing	3,513.2	3,488.6
— Interest-Bearing	41,411.6	37,137.2

Total Deposits	83,134.2	84,041.8

Federal Funds Purchased	780.2	815.3
Securities Sold under Agreements to Repurchase	699.8	1,198.8
Other Borrowings	392.2	955.2
Senior Notes	750.0	750.0
Long-Term Debt	1,714.2	2,425.9
Other Liabilities	2,442.7	2,752.7

Total Liabilities	89,913.3	92,939.7

Total Stockholder’s Equity	7,225.5	6,891.5

Total Liabilities and Stockholder’s Equity	$97,138.8	$99,831.2

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2012	2011	2010
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,208.2	$2,034.6	$1,898.2
Foreign Exchange Trading Income	206.1	324.5	382.2
Treasury Management Fees	67.4	72.1	78.1
Security Commissions and Trading Income	15.6	8.3	9.7
Other Operating Income	245.7	87.3	138.2
Investment Security Gains (Losses), net	(1.9)	(23.9)	(20.4)

Total Noninterest Income	2,741.1	2,502.9	2,486.0

Interest Income
Loans and Leases	829.1	938.7	933.3
Securities
—Available for Sale	229.9	203.5	172.5
—Held to Maturity	33.1	33.7	40.9

Total Securities	263.0	237.2	213.4

Time Deposits with Banks	176.4	192.7	134.5
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	18.3	31.4	14.0

Total Interest Income	1,286.8	1,400.0	1,295.2

Interest Expense
Deposits	160.6	233.2	204.8
Federal Funds Purchased	1.2	1.9	2.4
Securities Sold under Agreements to Repurchase	0.4	0.7	1.1
Other Borrowings	3.6	5.5	7.7
Senior Notes	26.0	16.5	2.4
Long-Term Debt	60.4	94.6	121.8

Total Interest Expense	252.2	352.4	340.2

Net Interest Income	1,034.6	1,047.6	955.0
Provision for Credit Losses	25.0	55.0	160.0

Net Interest Income after Provision for Credit Losses	1,009.6	992.6	795.0

Income before Noninterest Expense	3,750.7	3,495.5	3,281.0

Noninterest Expense
Compensation	1,220.5	1,221.5	1,060.3
Employee Benefits	250.2	249.5	229.2
Outside Services	447.5	460.9	386.5
Equipment and Software	366.1	327.3	286.3
Occupancy	170.2	176.2	164.2
Visa Indemnification Benefits	—	(23.1)	(33.0)
Other Operating Expense	267.9	237.3	236.8

Total Noninterest Expense	2,722.4	2,649.6	2,330.3

Income before Income Taxes	1,028.3	845.9	950.7
Provision for Income Taxes	321.4	274.9	313.3

Net Income	$706.9	$571.0	$637.4

Dividends Paid to the Corporation	$440.0	$500.0	$—

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

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
Frederick H. Waddell (59)	Chairman of the Board (11/11/09), President (2/21/06-9/30/11), and Chief Executive Officer (1/1/08)

S. Biff Bowman (49)	Executive Vice President (7/17/07) and Head of Human Resources (5/2/12)

Jeffrey D. Cohodes (52)	Executive Vice President of the Bank (11/14/06) and Executive Vice President and Head of Corporate Risk Management (3/1/11)

Steven L. Fradkin (51)	Executive Vice President (1/21/03) and President—C&IS (9/18/09)

Richard D. Kukla (59)	Senior Vice President (7/15/97) and Controller (5/1/12)

Timothy P. Moen (60)	Executive Vice President (4/16/02) and Chief Administrative Officer (5/2/12)

William L. Morrison (62)	Chief Financial Officer (9/18/09-9/30/11), Executive Vice President (5/21/02-9/30/11) and President and Chief Operating Officer (10/1/11)

Michael G. O’Grady (47)	Executive Vice President (8/15/11) and Chief Financial Officer (10/1/11)

Stephen N. Potter (56)	Executive Vice President (10/17/06) and President—NTGI (3/28/08)

Jana R. Schreuder (54)	Executive Vice President (6/30/05), President—O&T (10/17/06-2/28/11), and President—PFS (3/1/11)

Joyce St. Clair (54)	Executive Vice President (4/1/07), Head of Corporate Risk Management (4/1/07-2/28/11), and President—O&T (3/1/11)

Kelly R. Welsh (60)	Executive Vice President, General Counsel, and Assistant Secretary (7/18/00)

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

•	A downturn in economic conditions, such as the recent severe global economic downturn, can negatively affect our earnings.

•	Economic weakness can affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs, and higher provision for credit losses, all of which reduce our earnings.

•	Economic weakness can also reduce the fees we earn for managing and servicing our clients’ assets. For example, the recent downturn in equity markets and the decrease in the value of some debt-related investments as a result of market disruption or illiquidity reduce the valuations of the assets we manage or service for others. This reduces our earnings since a significant part of the fees we earn is based on asset values.

•	Weak economic conditions also affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for our trust and investment products and services. Reduced transaction volumes would also negatively impact our earnings.

•	A slowing of the globalization of investment activity or pension reform could limit our revenue growth. We believe we have profited from the increasing globalization of investment activity and from pension reform in many nations that has generated new pools of assets that require management and servicing. Any slowing or reversal of this globalization of financial activity and markets or other such trends would adversely affect factors that have been important in Northern Trust’s recent growth.

•	Uncertainty about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets could have a significant adverse effect on our earnings. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. European market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. Continuing economic challenges in Europe and the related disruptions may negatively impact our earnings. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2012 Annual Report to Stockholders (pages 47 through 55).

•	Instability, disruption or a lack of confidence in the political, economic, legal or regulatory systems of the emerging markets in which we operate could expose us to liability or loss. Northern Trust’s expanding business activities in emerging markets, including investments made for clients in those markets, present risks inherent in conducting these activities in less mature and often less regulated business and investment environments.

•	Changes in interest rates can negatively affect our earnings. The direction and level of interest rates are important factors in our earnings. Rates that remain persistently low may reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A low interest rate environment can also reduce fees earned on certain of our products. For example, during 2009-2012, we waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings.

•	Volatility levels and fluctuations in foreign currency exchange rates can affect our earnings. Periods of lower foreign currency volatility can result in reduced foreign exchange trading income. We hold various non-U.S. dollar denominated assets and liabilities and maintain investments in non-U.S. subsidiaries. We also provide foreign exchange services to our clients, primarily in connection with our global custody business, and effect other transactions in non-U.S. dollar currencies. Foreign currency volatility and fluctuations in exchange rates may impact the value of non-U.S. dollar denominated assets, investments, and cash flows and raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other, or offset each other in different time periods. If the policies and procedures we have in place to assess and mitigate potential impacts of foreign exchange volatility, including hedging-related strategies, are not followed or are not effective to mitigate such risks, our results and earnings may be negatively affected. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk Management” in the 2012 Annual Report to Stockholders (pages 55 through 58).

•	Declines in the value of securities held in our investment portfolio can negatively affect our earnings. The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The recent period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed and auction rate securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management – Asset Quality and Credit Risk Management – Securities Portfolio” in the 2012 Annual Report to Stockholders (pages 47 and 48) and the section of the “Notes to Consolidated Financial Statements” in the 2012 Annual Report to Stockholders captioned “Note 4 – Securities” (pages 82 through 86) for additional information.

•

Changes in a number of particular market conditions can negatively affect our earnings. In past periods, reductions in the volatility of currency trading markets, the level of cross-border investing activity, or the demand for borrowing securities or willingness to lend such securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities may be negatively affected. In a few of our businesses, such as securities lending, our fee is calculated as a percentage of our client’s earnings, so that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. The recent extraordinary market conditions have produced losses in some securities lending programs. Such market conditions also have reduced borrower demand and led some clients to withdraw from these programs. A persistence or worsening of these conditions could result in additional withdrawals and decreased activity. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Off-Balance Sheet Arrangements – Variable Interests” in the 2012 Annual Report to Stockholders (pages 40 and 41) and the section of the “Notes to Consolidated Financial Statements” in the 2012 Annual Report to Stockholders captioned “Note 27 – Variable Interest Entities” (pages 115 and 116) for additional information.

•	Changes in the monetary and other policies of the various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies can reduce our earnings and negatively affect our growth prospects. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing. Changes in interest rates and our cost of funds can negatively affect earnings. The actions of the Federal Reserve Board can reduce the value of financial instruments we hold. Its policies also can affect our borrowers by increasing interest rates or making sources of funding less available. This can increase the risk that they may fail to repay their loans from us.

•	Failure to develop and implement contingency plans to address market disruptions could adversely affect us. Our success in the area of highly complex asset servicing relationships depends, in part, on our development and successful implementation of contingency plans to address significant market disruptions caused by bankruptcy, insolvency or illiquidity. If we fail to develop or successfully implement contingency plans for these market disruptions, our results and business may be negatively affected.

•	Governmental action to combat recent economic weakness and financial market disruption may not succeed, with various adverse effects on us. Since mid-2008, there have been unprecedented disruptions in global financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and other governments have taken steps designed to stabilize markets generally and strengthen financial institutions in particular. The recent upheaval in global financial markets has accentuated each of the risks identified above and magnified their potential effect on Northern Trust. To the extent that these governmental stabilization and mitigation activities are not successful or adversely change the competitive structure of the financial services industry, these developments could have an adverse impact on Northern Trust’s revenues, costs, credit losses, access to capital, and liquidity. They also may impose additional limitations or costs on Northern Trust’s business.

Operational Risks

•	Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or negatively affect our earnings in other ways. In our asset servicing, investment management, fiduciary administration, and other business activities, Northern Trust effects or processes transactions for clients and for itself that involve very large amounts of money. Failure to properly manage or mitigate operational risks can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses.

•	Many types of operational risks can negatively affect our earnings. Many factors can impact operations and expose us to risks that may vary in size, scale and scope, including:

•	Human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;

•	Theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;

•	Defects or interruptions in computer or communications systems;

•	Breakdowns in processes, including manual processes, which are inherently more prone to error than automated processes, and over-reliance on manual processes, breakdowns in internal controls or failures of the technology and facilities that support our operations;

•	Unsuccessful or difficult implementation of computer systems upgrades;

•	Defects in product design or delivery;

•	Difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from vendors;

•	Negative developments in relationships with key counterparties, vendors, employees, or associates in our day-to-day operations; and

•	External events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or terrorist events.

•	Our dependence on technology exposes us to risks that also can result in losses. Automated systems to record and process transactions, as well as to monitor positions and price assets, reduce the risk of human error, but our necessary dependence on such systems also increases the risk that system flaws or manipulation of those systems will result in losses. The failure to upgrade systems as necessary to support growth and changing business needs also could have a material adverse effect on our operations. Additionally, failure to ensure adequate review and consideration of critical business changes prior to and during introduction and deployment of key technological systems or failure to adequately align evolving client commitments and expectations with operational capabilities can have a negative impact on our operations.

•	Breaches of our security measures can result in losses. We rely heavily on information technology to conduct our business and any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and Northern Trust’s proprietary information and security breaches, including cyber attacks, could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access our clients’ proprietary information or our own proprietary information. For example, outside parties may attempt to use social engineering schemes, such as “phishing,” to manipulate employees or clients into disclosing sensitive information. Information security risks for large financial institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose clients.

•	We may fail to detect errors resulting in losses that continue until the problems are detected and fixed. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

•	Our business continuity plans may not work and thus fail to prevent losses from operational failures. Our business continuity plans address many of these risks, but may not operate successfully to mitigate them. If they do not, we could incur losses, liability to clients or others and reduced earnings.

•	Inability of our internal controls to keep pace with our expansion may result in losses. In recent years, we have expanded the operational support located in certain jurisdictions where the electricity, communications, new personnel, and other systems necessary to support our activities may not be as strong as in the U.S. and established Northern Trust Hedge Fund Services LLC, which serves hedge funds and large institutional investors with complex portfolios. These expansions increase the risk that problems with our systems may occur and disrupt our operations, resulting in losses. Our internal controls might not keep up with the rate of growth resulting in losses.

•	Our expense management initiatives may strain personnel as they acclimate to new responsibilities. Our plans to streamline our operations and make more efficient use of our personnel could decrease efficiency initially. Retiring employees take their expertise with them. As existing employees take on new and unfamiliar tasks and new employees learn the business, the initial learning curve can result in operational risks.

•	Failure of any of our third party vendors to perform can result in losses. Third party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services could negatively affect our ability to deliver products and services to our clients and conduct our business. Replacing these third party vendors could also create significant delay and expense.

•	Northern Trust’s reputation and business may be harmed and we may be subject to legal claims if there is loss or disclosure of our clients’ or our own information. Northern Trust makes extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of client information is a critical element of our operations. Our information technology and other systems that maintain and transmit client information, or those of service providers or business partners, may be impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, Northern Trust’s clients’ information may be lost, disclosed, accessed or taken without the clients’ consent. Any such loss, disclosure or access to, clients’ information can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

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

•	Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings. We evaluate credit commitments before we make them and then provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including unfunded credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Allowances that prove to be inadequate can directly and negatively affect earnings.

•	Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings. Credit risk levels and our earnings can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of our borrowers which could impact the borrowers’ abilities to repay outstanding loans. Our provisions for credit losses were significantly higher in 2009 and 2010 than in prior periods due to prolonged weakness in the economic environment. For a fuller discussion of the allowance and provision for credit losses for 2012, 2011, and 2010, see the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2012 Annual Report to Stockholders (pages 47 through 55).

•	The failure or instability of any of our significant counterparties could expose us to loss. The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have significant counterparty exposure to other financial institutions. This counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of any of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of loss. The recent instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and as a result we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, is often based upon a variety of factors and is difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our business, our financial condition and our results of operations. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients’ counterparty credit risk. The consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk.

Liquidity Risks

Northern Trust depends on access to capital markets to provide sufficient capital resources and other funds to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients.

•	Many events or circumstances could adversely affect our capital costs, our ability to raise capital and, in turn, our ability to meet our commitments. Inadequate capital or the inability to meet our commitments could cause us to incur liability, restrict our ability to grow, or require us to take actions that would negatively affect our earnings. Among the developments that could have this effect are:

•	A loss of confidence of debt purchasers, depositors or counterparties participating in the capital markets generally or in transactions with Northern Trust;

•	Disruption in the market for debt-related securities; and

•	A significant downgrade of any of our debt ratings. Credit agencies’ ratings can change and they often adjust their methodology. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control, such as ratings agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally. A significant downgrade in Northern Trust’s debt ratings could increase the costs and availability of short and long-term funding, negatively impacting our profitability and our ability to meet client needs.

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2012 Annual Report to Stockholders (pages 42 through 46), including the discussion of the possible negative effects of a significant downgrade of any of the Corporation’s debt ratings (page 43).

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

•	Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings. Regulatory violations or failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand, or adversely impact our reputation. Failure to obtain necessary approvals from regulatory agencies on a timely basis could adversely affect proposed business opportunities and results of operations.

•	Changes in regulatory capital requirements could result in reduced earnings. The Dodd-Frank Act, the implementation of Basel II, and the implementation of Basel III, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios, and could impact the capital allocations to various business activities. The ultimate impact of the evolving capital and liquidity standards on us will depend on a number of factors, including the interpretation and implementation of capital and leverage requirements by the U.S. banking regulators.

•	Compliance with evolving laws and regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Laws, regulations, economic sanctions, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. The Dodd-Frank Act will impose many new regulatory requirements on banking institutions, the full impacts of which are difficult to determine at this time. It is possible that additional legislative or regulatory requirements could be imposed or that the existing legislative or regulatory requirements could be reinterpreted in the U.S. or in other countries that could have an adverse impact on our business activities, our costs of compliance, and our revenues and earnings. Additionally, our understanding of legislative or regulatory requirements might be different than the enforcers’ understanding of the regulations, leading to breaches. Moreover, many regulatory initiatives, including anti-money laundering rules, anti-bribery laws, home mortgage lending and loan modification requirements, and other regulatory requirements or priorities, could increase compliance costs and legal risks, and could lead to financial and reputational damage in the event of a violation. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

•	Potential additional regulation of money market mutual funds (MMMF) could lower the desirability of MMMFs for investors and reduce the profitability of MMMF sponsors. On November 3, 2012, after the SEC announced it would not solicit public comment on potential MMMF structural reforms, the FSOC published for public comment three approaches to MMMF reform. The FSOC noted that the three approaches to MMMF reform were not necessarily exclusive and could be implemented in some combination. Because of the uncertainty as to whether FSOC will issue final rules and which or in what combination of the three approaches the FSOC might adopt, the Corporation cannot fully evaluate such reforms’ impact to the Corporation’s business at this time.

•	The Federal Reserve Bank (FRB) policies on interest rates can significantly affect business and economic conditions and our financial results and condition. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest income and net interest margin. As a result of the FRB’s concerns regarding, among other things, continued slow economic growth and a weak housing market, the FRB recently indicated that it intends to keep the target range for the federal funds rate near zero until unemployment levels and inflation are under control. The FRB also may increase its purchases of U.S. government and mortgage-backed securities or take other actions in an effort to reduce or maintain low long-term interest rates.

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

As more fully described in the “Notes to Consolidated Financial Statements” in the 2012 Annual Report to Stockholders captioned “Note 24 – Contingent Liabilities” (pages 108 through 110), certain putative class actions and a shareholder derivative action were filed against us and/or certain of our current or former officers and directors. These cases allege either breach of fiduciary duty under common law or under the Employee Retirement Income Security Act (“ERISA”) related to our securities lending program or the violation of securities laws and breaches of fiduciary duty for allegedly taking insufficient provisions for credit losses with respect to our real estate loan portfolio and allegedly failing to make sufficient disclosures regarding our securities lending business.

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

•	Intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face. In response to the recent disruptions in global financial markets, the U.S. government and other governments around the world have taken, and may take further, unprecedented actions designed to stabilize markets generally and strengthen financial institutions in particular. For example, the Dodd-Frank Act, among other things, created a Consumer Financial Protection Bureau with broad powers to regulate consumer financial services and products and a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities. Governments also may take actions to significantly change the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry. Such intervention may impact the nature and level of competition in the industry in unpredictable ways. The nature, pace and volume of this government intervention, and our ability to react in a timely manner to regulatory developments, may adversely impact our ability to compete successfully and, in turn, negatively affect our earnings.

•	If we do not successfully execute strategic plans, we will not grow as we have planned and our earnings growth will be negatively impacted. Failure to integrate a substantial acquisition would have an adverse effect on our business, as would the failure to execute successfully a significant internal expansion. The challenges arising from the integration of an acquired business or significant expansion of an existing business may include preserving valuable relationships with employees, clients, suppliers, and other business partners, as well as combining accounting, data processing and internal control systems.

•	Failure to execute our other strategies could also negatively affect our prospects. Our growth also depends upon successful, consistent execution of our business strategies in each business unit. Recruiting and maintaining skilled personnel, and deploying such key talent in a manner that allows execution of these strategies is important, particularly in highly complex and rapidly growing areas of our business. A failure to do so, or to otherwise successfully carry out our plans, could negatively impact growth.

•	We face a variety of competitive challenges that could negatively affect our ability to maintain satisfactory prices and grow our earnings. We provide a broad range of financial products and services in highly competitive markets, in which pricing can be a key competitive factor. Merger activity in the financial services industry, including mergers resulting from government intervention and the overall disruption in the financial services industry, continues to produce large, in some cases well-capitalized, and geographically-diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for non-depository institutions to offer a variety of products and services competitive with certain areas of our business. Many of these non-traditional service providers have fewer regulatory constraints, and some have lower cost structures. These competitive pressures can negatively affect earnings and our ability to grow.

•	Failure to attract and retain skilled people could negatively affect our prospects. Our success depends, in large part, on our ability to attract and retain key talent. Competition for the best people in most of our activities can be intense and we may not be able to hire and retain key personnel, including as a result of any restrictions on our compensation practices that may be imposed by governments or regulators. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

•	We need to constantly invest in innovation, and the inability or failure to do so will negatively affect our businesses and earnings. Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, growth and earnings.

•	Failure to understand or fully appreciate the risks associated with development or delivery of new product and service offerings will negatively affect our businesses and earnings. Our success in capitalizing on innovation depends, in part, on successful implementation of new product and service initiatives. Not only must we keep pace with competitors in the development of these new offerings, but we must accurately price them (as well as existing products) on a risk-adjusted basis and effectively deliver them to clients. Our identification of risks arising from new products and services, both in their design and implementation, and effective responses to those identified risks, including pricing, is key to our capitalizing on innovation and investment in new product and service offerings.

•	Failure to adequately control our costs could negatively affect our ability to compete and thus reduce our earnings. Our success in controlling the costs and expenses of our business operations also impacts operating results. Another goal of innovation, as a part of our business strategy, is to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets.

•	Our success with large, complex clients requires understanding of the market and legal, regulatory and accounting standards in new jurisdictions. Any failure to understand and deal with those appropriately could affect our growth prospects or negatively affect our reputation.

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

Many of the risks described above are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2012 Annual Report to Stockholders (pages 47 through 59), in the section of the “Notes to Consolidated Financial Statements” in the 2012 Annual Report to Stockholders captioned “Note 24 – Contingent Liabilities” (pages 108 through 110), and in the sections of “Item 1 – Business” of this Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2 through 14).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Factors Affecting Future Results” in the 2012 Annual Report to Stockholders (pages 60 and 61).

Item 1B—Unresolved Staff Comments

[None.]

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South LaSalle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Adjacent to this building are two office buildings in which the Bank leases approximately 522,000 square feet of space principally for staff divisions of the business units. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 18 U.S. states, Washington D.C., and 16 international locations. The majority of those offices are leased. The Bank’s primary U.S. operations are located in four facilities: a 555,000 square foot leased facility at 801 South Canal Street in Chicago; 240,000 square feet at 231 South LaSalle Street in Chicago in a subleased arrangement; and two Bank-owned supplementary operations/data center buildings of 65,000 and 73,000 square feet located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at Canary Wharf in London, where 188,000 square feet of office space is leased. Additional support and operations activity originates from Bangalore, where we lease approximately 330,000 square feet in two facilities. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia Pacific region, and the Middle East, most of which are leased. In addition to the above-referenced properties, subsidiaries of the Corporation maintain a number of small operations classified as retirement home/limited access banking locations, back offices, or executive suites.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to Note 9 – Buildings and Equipment and Note 10 – Lease Commitments on pages 93 and 94 of the Corporation’s Annual Report to Stockholders for the year ended December  31, 2012, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information presented in Note 24 – Contingent Liabilities on pages 108 through 110 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012 is incorporated herein by reference.

Item 4—Removed and Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 126 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to Note 29– Restrictions on Subsidiary Dividends and Loans or Advances on page 117 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2012 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – 31, 2012	183,777	47.21	183,777
November 1 – 30, 2012	634,035	47.46	634,035
December 1 – 31, 2012	502,115	47.97	502,115

Total (Fourth Quarter)	1,319,927	47.62	1,319,927	6,810,172

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced March 14, 2012, authorizes the purchase of up to 10.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 18 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 61 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 55 through 58 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012.

Item 8—Financial Statements and Supplementary Data

The following financial statements of the Corporation and its subsidiaries included in the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:	2012 Annual Report Page(s)
Consolidated Balance Sheet—December 31, 2012 and 2011	64

Consolidated Statement of Income—Years Ended December 31, 2012, 2011, and 2010	65

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2012, 2011, and 2010	65

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2012, 2011, and 2010	66

Consolidated Statement of Cash Flows—Years Ended December 31, 2012, 2011, and 2010	67

For Northern Trust Corporation (Corporation only):
Condensed Balance Sheet—December 31, 2012 and 2011	121

Condensed Statement of Income—Years Ended December 31, 2012, 2011, and 2010	121

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2012, 2011, and 2010	65

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2012, 2011, and 2010	66

Condensed Statement of Cash Flows—Years Ended December 31, 2012, 2011, and 2010	122

Notes to Consolidated Financial Statements	68 – 122
Report of Independent Registered Public Accounting Firm	123

The section titled “Quarterly Financial Data” on page 126 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, is incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 62 and 63 of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership of the Board and Management – Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance – Code of Business Conduct and Ethics” section of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s board of directors is incorporated by reference to the “Corporate Governance – Director Nominations and Qualifications” section of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information – Audit Committee” section of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the following sections of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013: (a) the “Executive Compensation – Compensation and Benefits Committee Report” section, (b) the “Corporate Governance – Compensation Committee Interlocks and Insider Participation” section, and (c) the “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Potential Payments upon Termination of Employment or a Change in Control,” and “Director Compensation” subsections of the “Compensation and Discussion Analysis” section.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership of the Board and Management,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013. From time to time members of senior management and other executives of the Corporation may enter into stock trading plans under Rule 10b5-1, including plans that provide for the sale of Corporation stock. The Corporation undertakes no obligation to disclose the existence of any particular plan or any change, termination or expiration of any Rule 10b5-1 plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transaction Policy” sections of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Ratification of Independent Registered Public Accounting Firm – Fees of Independent Public Accounting Firm” and “Ratification of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures of the Audit Committee” sections of the Corporation’s definitive 2013 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2013.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

Financial Information of The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2012 and 2011.

Unaudited Consolidated Statement of Income—Years Ended December 31, 2012, 2011, and 2010.

The following consolidated financial statements of the Corporation and its subsidiaries are incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012:

Consolidated Financial Statements of Northern Trust Corporation and Subsidiaries:

Consolidated Balance Sheet—December 31, 2012 and 2011.

Consolidated Statement of Income—Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statement of Cash Flows—Years Ended December 31, 2012, 2011, and 2010.

The following financial information is incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012:

Financial Statements of Northern Trust Corporation (Corporation only):

Condensed Balance Sheet—December 31, 2012 and 2011.

Condensed Statement of Income—Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statement of Comprehensive Income—Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2012, 2011, and 2010.

Condensed Statement of Cash Flows—Years Ended December 31, 2012, 2011, and 2010.

The Notes to Consolidated Financial Statements as of December 31, 2012 incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012, pertain to the Bank only information, consolidated financial statements and Corporation only information listed above.

The Report of Independent Registered Public Accounting Firm incorporated by reference into Item 8 from the Corporation’s Annual Report to Stockholders for the year ended December 31, 2012 pertains to the consolidated financial statements listed above.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

The exhibits listed on the Exhibit Index beginning on page 46 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2013

Northern Trust Corporation

(Registrant)

	By:	/s/ Frederick H. Waddell
Frederick H. Waddell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Frederick H. Waddell	Chairman and Chief Executive Officer
Frederick H. Waddell

/s/ Michael G. O’Grady	Executive Vice President and Chief Financial Officer
Michael G. O’Grady

/s/ Richard D. Kukla	Senior Vice President and Controller
Richard D. Kukla	(Chief Accounting Officer)

Frederick H. Waddell	Chairman and Director	)
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)	/s/ Kelly R. Welsh
Robert W. Lane	Director	)	Kelly R. Welsh
Edward J. Mooney	Director	)	Attorney-in-Fact
Jose Luis Prado	Director	)
John W. Rowe	Director	)
Martin P. Slark	Director	)
David H. B. Smith, Jr.	Director	)
Charles A. Tribbett III	Director	)
Date: February 26, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 18, 2006).

3.2	By-laws, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 18, 2012).

4.1	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate) (incorporated herein by reference to Exhibit (4)(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.2	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate) (incorporated herein by reference to Exhibit 4(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.3	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate) (incorporated herein by reference to Exhibit (10)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.4	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.5	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

4.6	Amended Certificate of Designations of Series A Junior Participating Preferred Stock, dated October 29, 1999 (incorporated herein by reference to Exhibit 4(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.7	Fiscal Agency Agreement, dated March 11, 2005, by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise and Brown Shipley & Co. Limited as Paying Agents (incorporated herein by reference to Exhibit 4(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture, dated as of August 15, 2006, between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 23, 2006).

4.9	Form of 5.20% Note due 2012 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated November 6, 2007).

4.10	Form of 5.50% Note due 2013 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 6, 2008).

4.11	Form of 4.625% Note due 2014 (incorporated herein by reference to Exhibit 4 to the Corporation’s Current Report on Form 8-K dated August 28, 2009).

4.12	Form of 3.450% Note due 2020 (incorporated herein by reference to Exhibit 4 to the Corporation’s Current Report on Form 8-K dated November 4, 2010).

Exhibit Number	Description
4.13	Form of 3.375% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 17, 2011).

4.14	Form of 2.375% Note due 2022 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 2, 2012).

10.1**	Deferred Compensation Plans Trust Agreement, dated May 11, 1998, between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A. and effective June 1, 2009, was succeeded by Evercore Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(i)**	Amendment, dated August 31, 1999 (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(ii)**	Amendment, dated as of May 16, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.2**	Northern Trust Corporation Supplemental Employee Stock Ownership Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.3**	Northern Trust Corporation Supplemental Thrift-Incentive Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Amendment Number One, dated October 29, 2009 and effective January 1, 2010 (incorporated herein by reference to Exhibit (10)(vi)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.4**	Northern Trust Corporation Supplemental Pension Plan, as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.5**	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(ix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6**	Amended and Restated Northern Trust Corporation 2002 Stock Plan, effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Form of Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(ii)**	Form of Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 15, 2005).

(iii)**	Form of Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

Exhibit Number	Description
(iv)**	Form of Addendum to Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated February 15, 2005).

(v)**	Form of Non-Solicitation Agreement and Confidentiality Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(vi)**	Form of Director Stock Agreement (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(vii)**	Form of New Director Stock Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(viii)**	Form of Advisory Director Cash-Settled Stock Unit Agreement (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(ix)**	Form of Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

(x)**	Form of Performance Stock Unit Award (incorporated herein by reference to Exhibit 10(xiv)(8) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

(xi)**	2010 Form of Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(9) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xii)**	2010 Form of Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(10) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xiii)**	2010 Form of Cash-Settled Stock Unit Award (incorporated herein by reference to Exhibit (10)(x)(11) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xiv)**	2010 Form of Cash-Settled Stock Unit Award (incorporated herein by reference to Exhibit (10)(x)(11) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(xviii)**	2011 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(xviii)**	2011 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(xviii)**	2011 Cash-Settled Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(vii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(xix)**	Form of 2012 Executive Stock Option Agreement – (1 of 3) (incorporated herein by reference to Exhibit 10.7(xix) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

(xx)**	Form of 2012 Executive Stock Option Agreement – (2 of 3) (incorporated herein by reference to Exhibit 10.7(xx) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Description
(xxi)**	Form of 2012 Executive Stock Option Agreement – (3 of 3) (incorporated herein by reference to Exhibit 10.7(xxi) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

(xxii)**	Form of 2012 Performance Stock Unit Agreement (incorporated herein by reference to Exhibit 10.7(xxii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

(xxiii)**	Form of 2012 Restricted Stock Unit Agreement – (1 of 3) (incorporated herein by reference to Exhibit 10.7(xxiii) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

(xxiv)**	Form of 2012 Restricted Stock Unit Agreement – (2 of 3) (incorporated herein by reference to Exhibit 10.7(xxiv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

(xxv)**	Form of 2012 Restricted Stock Unit Agreement – (3 of 3) (incorporated herein by reference to Exhibit 10.7(xxv) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.7**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 19, 2012).

(i)**	2012 Form of Director Stock Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Current Report on Form 8-K dated April 18, 2012).

(ii)**	2012 Form of Prorated Director Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Current Report on Form 8-K dated April 18, 2012).

(iii)**	2012 Form of New Director Stock Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Current Report on Form 8-K dated April 18, 2012).

(iv)**	Form of 2012 Executive Stock Option Agreement (1 of 3) (incorporated herein by reference to Exhibit (10)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(v)**	Form of 2012 Executive Stock Option Agreement (2 of 3) (incorporated herein by reference to Exhibit (10)(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(vi)**	Form of 2012 Executive Stock Option Agreement (3 of 3) (incorporated herein by reference to Exhibit (10)(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(vii)**	Form of 2012 Performance Stock Unit Agreement (incorporated herein by reference to Exhibit (10)(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(viii)**	Form of 2012 Restricted Stock Unit Agreement (1 of 3) (incorporated herein by reference to Exhibit (10)(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(ix)**	Form of 2012 Restricted Stock Unit Agreement (2 of 3) (incorporated herein by reference to Exhibit (10)(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(x)**	Form of 2012 Restricted Stock Unit Agreement (3 of 3) (incorporated herein by reference to Exhibit (10)(vii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

Exhibit Number	Description
(xi)**	Form of 2013 Executive Stock Option Agreement (1 of 2)

(xii)**	Form of 2013 Executive Stock Option Agreement (2 of 2)

(xiii)**	Form of 2013 Performance Stock Unit Agreement (1 of 2)

(xiv)**	Form of 2013 Performance Stock Unit Agreement (2 of 2)

(xv)**	Form of 2013 Restricted Stock Unit Agreement (1 of 7)

(xvi)**	Form of 2013 Restricted Stock Unit Agreement (2 of 7)

(xvii)**	Form of 2013 Restricted Stock Unit Agreement (3 of 7)

(xviii)**	Form of 2013 Restricted Stock Unit Agreement (4 of 7)

(xix)**	Form of 2013 Restricted Stock Unit Agreement (5 of 7)

(xx)**	Form of 2013 Restricted Stock Unit Agreement (6 of 7)

(xxi)**	Form of 2013 Restricted Stock Unit Agreement (7 of 7)

10.8**	Northern Trust Corporation Management Performance Plan, as amended and restated effective October 16, 2012 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.9**	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit (10)(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.10**	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xvii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	First Amendment, dated October 20, 2009 (incorporated herein by reference to Exhibit (10)(xiii)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.11**	Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit (10)(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.12**	Revised Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit (10)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13**	Form of Employment Security Agreement (Tier 2) (incorporated herein by reference to Exhibit 10.I to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Description
10.14	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

10.15	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee (incorporated herein by reference to Exhibit 4(j) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

10.16	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit (4)(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.17	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee (incorporated herein by reference to Exhibit (4)(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.18**	Northern Trust Corporation 2012 Long Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(i)**	Form of Terms and Conditions – 2012 Long-Term Cash Incentive Award under the Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

(ii)**	Form of Terms and Conditions – 2013 Long-Term Cash Incentive Award under the Long-Term Cash Incentive Plan.

10.19**	Northern Partners Incentive Plans

(i)**	North American Incentive Plan, as amended and restated effective as of October 15, 2012 (incorporated herein by reference to Exhibit (10)(ix) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(ii)**	EMEA Incentive Plan, as amended and restated effective as of October 15, 2012 (incorporated herein by reference to Exhibit (10)(x) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(iii)**	APAC Incentive Plan, as amended and restated effective as of October 15, 2012 (incorporated herein by reference to Exhibit (10)(xi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.20	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10 (xxxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

13	2012 Annual Report to Stockholders

Exhibit Number	Description
14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Corporation’s Current Report on Form 8-K dated July 19, 2011).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Corporate Governance Guidelines (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2012).

101	The following financial and related information from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

**	Indicates a management contract or a compensatory plan or agreement

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