Form 10-Q
period 2013-03-31
NORTHERN TRUST CORP
filed 2013-04-30
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

239,239,836 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2013)

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended March 31,
FOR THE PERIOD ($ In Millions)	2013	2012	% Change (**)
Noninterest Income
Trust, Investment and Other Servicing Fees	$630.7	$575.2	10%
Foreign Exchange Trading Income	59.5	61.9	(4)
Treasury Management Fees	16.8	17.4	(3)
Security Commissions and Trading Income	18.3	18.3	—
Other Operating Income	24.8	38.6	(36)
Investment Security Gains (Losses), net	0.2	(2.4)	N/M

Total Noninterest Income	750.3	709.0	6

Net Interest Income	226.1	256.4	(12)
Provision for Credit Losses	5.0	5.0	—

Net Interest Income after Provision for Credit Losses	221.1	251.4	(12)

Noninterest Expense
Compensation	320.3	321.6	—
Employee Benefits	63.3	68.1	(7)
Outside Services	129.9	128.2	1
Equipment and Software	91.4	90.8	1
Occupancy	43.2	41.8	3
Other Operating Expense	80.8	73.1	10

Total Noninterest Expense	728.9	723.6	1

Income before Income Taxes	242.5	236.8	2
Provision for Income Taxes	78.5	75.6	4

Net Income	$164.0	$161.2	2%

Average Total Assets	$91,569.3	$95,128.1	(4)%

PER COMMON SHARE
Net Income – Basic	$0.68	$0.66	3%
– Diluted	0.67	0.66	2
Cash Dividends Declared Per Common Share (*)	0.30	0.58	N/M
Book Value – End of Period (EOP)	31.82	29.95	6
Market Price – EOP	54.56	47.45	15

RATIOS
Return on Average Common Equity	8.82%	9.04%
Return on Average Assets	0.73	0.68
Dividend Payout Ratio	44.8	87.9
Average Stockholders’ Equity to Average Assets	8.2	7.5

PERIOD END ($ In Millions)	March 31, 2013	December 31, 2012	% Change (**)
Assets	$93,156.8	$97,463.8	(4)%
Earning Assets	84,193.6	87,472.7	(4)
Deposits	75,822.1	81,407.8	(7)
Stockholders’ Equity	7,612.1	7,527.0	1

PERIOD END CLIENT ASSETS ($ In Billions)
Assets Under Custody	$5,024.4	$4,804.9	5%
Assets Under Management	810.2	758.9	7

RATIOS
Tier 1 Capital to Risk-Weighted Assets – EOP	13.3%	12.8%
Total Capital to Risk-Weighted Assets – EOP	14.7	14.3
Tier 1 Leverage Ratio	8.4	8.2

(*)	The 2012 first quarter Cash Dividends Declared per Common Share balance of $0.58 was comprised of a $0.28 per common share dividend declared January 17, 2012, paid April 2, 2012, and a $0.30 per common share dividend declared March 14, 2012, paid July 2, 2012.
(**)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

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

Overview

Net income per common share in the first quarter of 2013 was $0.67 compared to $0.66 per common share in the first quarter of 2012. Net income for the current quarter was $164.0 million, up 2% from $161.2 million in the prior year quarter. The current quarter includes a $12.4 million write-off of certain fee receivables resulting from the correction of an accrual methodology followed in prior years, as well as restructuring and integration related charges of $1.8 million. These current quarter items total $14.2 million ($8.9 million after tax, or $0.04 per common share). The prior year quarter included restructuring, acquisition and integration related charges of $3.9 million ($2.6 million after tax, or $0.01 per common share).

The performance in the current quarter produced an annualized return on average common equity of 8.8% as compared to 9.0% in the prior year quarter. The annualized return on average assets was 0.7% in both the current and prior year quarter.

Consolidated revenue of $976.4 million in the current quarter was up $11.0 million, or 1%, from $965.4 million in the prior year quarter. Noninterest income, which represented 77% of revenue, increased $41.3 million, or 6%, to $750.3 million from the prior year quarter’s $709.0 million, primarily reflecting higher trust, investment and other servicing fees.

Net interest income for the quarter decreased $30.3 million, or 12%, to $226.1 million as compared to $256.4 million in the prior year quarter, primarily due to a continued decline in the net interest margin and lower average earning assets.

Overview (continued)

Noninterest expense totaled $728.9 million in the current quarter compared to $723.6 million in the prior year quarter. The increase of 1% primarily reflects an increase in other operating expense, partially offset by a decrease in employee benefit expense.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2013	2012	Change
Trust, Investment and Other Servicing Fees	$630.7	$575.2	$55.5	10%
Foreign Exchange Trading Income	59.5	61.9	(2.4)	(4)
Treasury Management Fees	16.8	17.4	(0.6)	(3)
Security Commissions and Trading Income	18.3	18.3	—	—
Other Operating Income	24.8	38.6	(13.8)	(36)
Investment Security Gains (Losses), net	0.2	(2.4)	2.6	N/M

Total Noninterest Income	$750.3	$709.0	$41.3	6%

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value fee calculations are performed on a monthly or quarterly basis and can be based on the beginning, ending or daily average value of the client portfolio. Certain investment management fee arrangements also may provide for performance fees based on client portfolio returns that exceed predetermined levels.

The following tables present Northern Trust’s assets under custody and assets under management by business segment.

				Change	Change
Assets Under Custody	March 31,	December 31,	March 31,	Q1-13/	Q1-13/
($ In Billions)	2013	2012	2012	Q4-12	Q1-12
Corporate and Institutional	$4,569.1	$4,358.6	$4,188.6	5%	9%
Personal	455.3	446.3	406.6	2	12

Total Assets Under Custody	$5,024.4	$4,804.9	$4,595.2	5%	9%

				Change	Change
Assets Under Management	March 31,	December 31,	March 31,	Q1-13/	Q1-13/
($ In Billions)	2013	2012	2012	Q4-12	Q1-12
Corporate and Institutional	$604.2	$561.2	$537.4	8%	12%
Personal	206.0	197.7	179.1	4	15

Total Assets Under Management	$810.2	$758.9	$716.5	7%	13%

C&IS assets under custody totaled $4.6 trillion, up 9% from the prior year quarter, and included $2.8 trillion of global custody assets, 10% higher compared to the prior year quarter. C&IS assets under management included $100.9 billion of securities lending collateral, a 5% increase from the prior year quarter.

Noninterest Income (continued)

Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500 index and EAFE index (USD) of 11.4% and 7.8%, respectively.

Custodied and managed assets were invested as follows at March 31:

	2013			2012
Assets Under Custody	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Equities	46%	50%	46%	45%	45%	45%
Fixed Income Securities	36	24	35	36	26	35
Cash and Other Assets	18	26	19	19	29	20

Assets Under Management
Equities	53%	41%	50%	51%	37%	47%
Fixed Income Securities	14	29	18	14	32	19
Cash and Other Assets	33	30	32	35	31	34

Trust, investment and other servicing fees in C&IS increased $31.7 million, or 10%, to $348.7 million in the current quarter from the prior year quarter’s $317.0 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended March 31,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$223.8	$209.8	$14.0	7%
Investment Management	75.5	61.8	13.7	22
Securities Lending	22.3	21.5	0.8	4
Other	27.1	23.9	3.2	13

Total	$348.7	$317.0	$31.7	10%

Custody and fund administration fees, the largest component of C&IS fees, increased 7%, primarily reflecting the favorable impact of equity markets on fees and new business. C&IS investment management fees increased 22%, reflecting new business, the favorable impact of markets, and lower waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $8.8 million in the current quarter, compared to waived fees of $10.6 million in the prior year quarter. Securities lending revenue increased 4%, primarily reflecting higher spreads and loan volumes in the current quarter.

Trust, investment and other servicing fees in PFS totaled $282.0 million in the current quarter, increasing $23.8 million, or 9%, from $258.2 million in the prior year quarter. The increased fees in the current quarter are primarily attributable to new business and the favorable impact of equity markets on fees. Money market mutual fund fee waivers in PFS totaled $13.4 million in the current quarter compared with $14.8 million in the prior year quarter.

Foreign exchange trading income totaled $59.5 million, down 4% compared with $61.9 million in the prior year quarter. The current quarter decrease is attributable to lower currency market volatility compared to the prior year quarter.

Noninterest Income (continued)

The components of other operating income are provided below.

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2013	2012	Change
Loan Service Fees	$14.9	$16.8	$(1.9)	(11)%
Banking Service Fees	12.4	13.9	(1.5)	(11)
Other Income	(2.5)	7.9	(10.4)	N/M

Total Other Operating Income	$24.8	$38.6	$(13.8)	(36)%

The other income component of other operating income includes the $12.4 million write-off of certain fee receivables resulting from a correction of an accrual methodology followed in prior years.

Net investment security gains totaled $226.6 thousand in the current quarter compared to net losses of $2.4 million in the prior year quarter.

Net Interest Income

Net interest income for the current quarter stated on a fully taxable equivalent (FTE) basis totaled $233.7 million, down $32.6 million, or 12%, from $266.3 million in the prior year quarter. The decrease reflects a continued decline in the net interest margin to 1.15% from 1.24% in the prior year quarter and lower average earning assets. The current quarter decline in the net interest margin primarily reflects lower yields on earning assets and a lower level of demand deposits, partially offset by a lower cost of interest-bearing liabilities. Average earning assets for the quarter were $82.2 billion, down $3.9 billion, or 5%, from $86.1 billion in the prior year quarter, primarily reflecting decreased Federal Reserve deposits. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income stated on an FTE basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 17.

Average Federal Reserve deposits and other interest-bearing assets totaled $3.9 billion for the current quarter compared to $7.7 billion for the prior year quarter, a decrease of $3.8 billion, or 50%.

Average securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments, which are classified in other assets in the consolidated balance sheet, were $31.3 billion, relatively unchanged from the prior year quarter. Loans and leases averaged $28.7 billion, up slightly from $28.6 billion in the prior year quarter, reflecting growth in commercial and institutional loans, partially offset by a decrease in residential real estate loans. Commercial and institutional loans averaged $7.5 billion in the current quarter, up $0.5 billion, or 7%, from the prior year quarter’s average of $7.0 billion.

Net Interest Income (continued)

Residential real estate loans averaged $10.4 billion in the current quarter, down $0.4 billion, or 3%, from the prior year quarter’s average of $10.8 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $56.5 billion in the current quarter compared to $56.7 billion in the prior year quarter, a decrease of $0.2 billion, or less than 1%. Other interest-bearing funds averaged $7.4 billion in the current quarter, a decrease of $1.2 billion, or 15%, as compared to $8.6 billion in the prior year quarter, primarily due to lower levels of short-term borrowings and long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets decreased $2.5 billion, or 12%, to $18.3 billion from $20.8 billion in the prior year quarter, resulting primarily from lower levels of demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on page 18.

Provision for Credit Losses

The provision for credit losses was $5.0 million in both the current quarter and prior year quarter. Net charge-offs totaled $8.7 million for the current quarter resulting from $12.6 million of charge-offs and $3.9 million of recoveries, compared to $5.8 million of net charge-offs in the prior year quarter resulting from $14.4 million of charge-offs and $8.6 million of recoveries. Nonperforming loans and leases decreased $10.4 million, or 4%, from the prior year quarter. Residential real estate loans and commercial real estate loans accounted for 69% and 21%, respectively, of total nonperforming loans at March 31, 2013. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section on page 13.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2013	2012	Change
Compensation	$320.3	$321.6	$(1.3)	—%
Employee Benefits	63.3	68.1	(4.8)	(7)
Outside Services	129.9	128.2	1.7	1
Equipment and Software	91.4	90.8	0.6	1
Occupancy	43.2	41.8	1.4	3
Other Operating Expense	80.8	73.1	7.7	10

Total Noninterest Expense	$728.9	$723.6	$5.3	1%

Noninterest Expense (continued)

Compensation expense, the largest component of noninterest expense, equaled $320.3 million, down slightly from $321.6 million in the prior year quarter. Staff on a full-time equivalent basis at March 31, 2013 totaled approximately 14,200, up 2% from a year ago.

Employee benefit expense equaled $63.3 million, down 7% compared to $68.1 million in the prior year quarter. The current quarter decrease primarily reflects lower expense associated with employee medical benefits.

Expense associated with outside services totaled $129.9 million, up 1% from $128.2 million in the prior year quarter, primarily reflecting higher technical services expense in the current quarter.

Equipment and software expense totaled $91.4 million, up 1% from $90.8 million in the prior year quarter. The prior year quarter included a $4.6 million software write-off. The current quarter includes higher levels of software amortization and support costs associated with the continued investment in technology related assets.

Occupancy expense equaled $43.2 million, an increase of 3% from $41.8 million in the prior year quarter. The current quarter includes $1.5 million of restructuring charges related to reductions in office space.

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2013	2012	Change
Business Promotion	$28.6	$28.3	$0.3	1%
FDIC Insurance Premiums	6.6	4.3	2.3	56
Staff Related	10.5	9.7	0.8	8
Other Intangible Amortization	5.2	4.6	0.6	14
Other Expenses	29.9	26.2	3.7	14

Total Other Operating Expense	$80.8	$73.1	$7.7	10%

The current quarter increase in the other expenses component of other operating expense primarily reflects higher charges associated with account servicing activities.

Provision for Income Taxes

Income tax expense was $78.5 million in the current quarter, representing an effective tax rate of 32.4%, and $75.6 million in the prior year quarter, representing an effective tax rate of 31.9%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three month periods ended March 31, 2013 and 2012. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$348.7	$317.0	$282.0	$258.2	$—	$—	$630.7	$575.2
Foreign Exchange Trading Income	58.2	57.5	1.3	4.4	—	—	59.5	61.9
Other Noninterest Income	40.2	48.6	17.2	22.7	2.7	0.6	60.1	71.9
Net Interest Income (FTE)*	64.1	77.0	147.8	161.1	21.8	28.2	233.7	266.3

Revenue*	511.2	500.1	448.3	446.4	24.5	28.8	984.0	975.3
Provision for Credit Losses	(2.7)	0.5	7.7	4.5	—	—	5.0	5.0
Noninterest Expense	398.7	398.0	301.8	303.7	28.4	21.9	728.9	723.6

Income before Income Taxes*	115.2	101.6	138.8	138.2	(3.9)	6.9	250.1	246.7
Provision for Income Taxes*	35.9	33.6	52.8	52.3	(2.6)	(0.4)	86.1	85.5

Net Income	$79.3	$68.0	$86.0	$85.9	$(1.3)	$7.3	$164.0	$161.2

Percentage of Consolidated Net Income	48%	42%	52%	53%	N/M	5%	100%	100%
Average Assets	$51,316.8	$49,662.2	$22,861.4	$23,563.9	$17,391.1	$21,902.0	$91,569.3	$95,128.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.6 million for 2013 and $9.9 million for 2012.

Corporate and Institutional Services

C&IS net income for the quarter was $79.3 million, compared with $68.0 million in the prior year quarter, an increase of $11.3 million, or 17%.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended March 31,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$223.8	$209.8	$14.0	7%
Investment Management	75.5	61.8	13.7	22
Securities Lending	22.3	21.5	0.8	4
Other	27.1	23.9	3.2	13

Total	$348.7	$317.0	$31.7	10%

Custody and fund administration fees, the largest component of C&IS fees, increased 7%, primarily reflecting the favorable impact of equity markets on fees and new business. Investment management fees increased 22%, reflecting new business, the favorable impact of markets, and lower waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $8.8 million in the current quarter, compared to $10.6 million in the prior year quarter. Securities lending revenue increased 4%, primarily reflecting higher spreads and loan volumes in the current quarter.

Corporate and Institutional Services (continued)

Foreign exchange trading income totaled $58.2 million in the current quarter, an increase of 1% from $57.5 million in the prior year quarter, attributable to higher client volumes, partially offset by lower market volatility compared to the prior year quarter.

Other noninterest income totaled $40.2 million in the current quarter, a decrease of $8.4 million, or 17%, from $48.6 million in the prior year quarter. The current quarter includes a $6.6 million reduction in connection with the write-off of certain fee receivables.

Net interest income stated on an FTE basis was $64.1 million, down $12.9 million, or 17%, from $77.0 million in the prior year quarter, primarily reflecting a decrease in the net interest margin. The current quarter net interest margin equaled 0.59% as compared with 0.74% reported in the prior year quarter. The lower net interest margin is primarily due to lower yields on earning assets, partially offset by lower deposit rates as a result of the persistently low interest rate environment. Earning assets averaged $43.8 billion for the quarter, an increase of $2.1 billion, or 5%, from $41.7 billion in the prior year quarter. Earning assets were primarily comprised of interest-bearing deposits with banks and loans and leases. Funding sources were primarily comprised of non-U.S. custody related interest-bearing deposits.

A provision for credit losses of negative $2.7 million was recorded in the current quarter as compared to the prior year quarter’s provision of $0.5 million, reflecting continued improvement in loan portfolio credit quality metrics.

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $398.7 million, relatively unchanged from the prior year quarter.

Personal Financial Services

PFS net income for the current quarter was $86.0 million, up slightly from the prior year quarter. Noninterest income was $300.5 million, up $15.2 million, or 5%, from $285.3 million in the prior year quarter. Trust, investment and other servicing fees totaled $282.0 million in the current quarter, increasing $23.8 million, or 9%, from $258.2 million in the prior year quarter. The increased fees primarily reflect new business and the favorable impact of markets. PFS waived fees in money market mutual funds, attributable to persistent low short-term interest rates, totaled $13.4 million in the current quarter compared with $14.8 million in the prior year quarter. Other noninterest income totaled $17.2 million, down $5.5 million, or 24%, from $22.7 million in the prior year quarter, reflecting a $5.8 million reduction in connection with the write-off of certain fee receivables.

Net interest income stated on an FTE basis was $147.8 million, down $13.3 million, or 8%, from $161.1 million in the prior year quarter, primarily due to a lower net interest margin. The net interest margin decreased to 2.65% from 2.82% in the prior year quarter as a result of lower yields on loans and leases, partially offset by lower borrowing rates.

Personal Financial Services (continued)

A provision for credit losses of $7.7 million was recorded in the current quarter, compared to $4.5 million in the prior year quarter. While credit quality metrics for the overall portfolio have improved, the current quarter provision reflects continued weakness within the residential real estate class.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $301.8 million, down slightly from the prior year quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income in the current quarter totaled $2.7 million, compared with $0.6 million in the prior year quarter. The prior year quarter included charges of $3.1 million for credit-related other-than-temporary impairment of residential mortgage-backed securities and auction rate securities. Net interest income in the current quarter was $21.8 million, compared to $28.2 million in the prior year quarter, a decrease of $6.4 million, or 23%. The decrease primarily reflects lower yields on securities and a decline in average earning assets of $5.6 billion, or 26%, to $15.7 billion in the current quarter. Noninterest expense for the quarter totaled $28.4 million compared with $21.9 million in the prior year quarter, an increase of $6.5 million, or 30%, reflecting current quarter increases within various miscellaneous expense categories.

BALANCE SHEET

Total assets at March 31, 2013 were $93.2 billion and averaged $91.6 billion for the current quarter, compared with total assets of $91.6 billion at March 31, 2012 and average total assets of $95.1 billion in the prior year first quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.9 billion at March 31, 2013 and averaged $28.7 billion in the current quarter as compared to $29.2 billion at March 31, 2012 and a $28.6 billion average in the prior year quarter. Securities, including Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet, totaled $30.6 billion at March 31, 2013 and averaged $31.3 billion for the quarter, down 5% and unchanged, respectively, compared with $32.1 billion at March 31, 2012 and $31.3 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets in aggregate totaled $24.8 billion at March 31, 2013 and averaged $22.2 billion in the current quarter, up 16% and down 15%, respectively, from the prior year quarter. Interest-bearing deposits at March 31, 2013 totaled $56.9 billion and averaged $56.5 billion, compared to $54.0 billion at March 31, 2012 and a $56.7 billion average in the prior year quarter.

BALANCE SHEET (continued)

Noninterest-bearing deposits at March 31, 2013 totaled $18.9 billion and averaged $16.9 billion, compared to $19.9 billion at March 31, 2012 and a $19.5 billion average in the prior year quarter.

Total stockholders’ equity averaged $7.5 billion, up $0.3 million, or 5%, from the prior year quarter’s average of $7.2 billion. The increase primarily reflects earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the three months ended March 31, 2013, the Corporation repurchased 1,403,366 shares at a cost of $74.5 million ($53.08 average price per share). Under the Corporation’s capital plan, which was reviewed without objection by the Federal Reserve in March of 2013, the Corporation may repurchase up to $400.0 million of common stock after March 31, 2013 through March 31, 2014. As of March 31, 2013, under the Corporation’s previous stock buyback program, the Corporation was authorized by its Board of Directors to purchase up to 5.4 million additional shares. On April 16, 2013, the Board of Directors authorized a new stock buyback program that replaced the previous program and provides for the purchase of up to 12.0 million shares of the Corporation’s common stock. The current stock buyback program has no fixed expiration date.

Northern Trust’s risk-based capital ratios remained strong at March 31, 2013 and exceeded the minimum regulatory requirements established by U.S. banking regulators. The Corporation and the Bank each had capital ratios at March 31, 2013 that were above the level required for classification as a “well capitalized” institution. Shown below are the capital ratios of the Corporation and the Bank as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Tier 1	Total	Leverage	Tier 1	Total	Leverage
	Capital	Capital	Ratio	Capital	Capital	Ratio
Northern Trust Corporation	13.3%	14.7%	8.4%	12.8%	14.3%	8.2%
The Northern Trust Company	12.2%	14.0%	7.7%	11.9%	13.7%	7.6%

Minimum to Qualify as Well Capitalized	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

The following table provides the Corporation’s ratios of tier 1 capital and tier 1 common equity to risk-weighted assets, as well as a reconciliation of tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP to tier 1 common equity.

($ In Millions)	March 31, 2013	December 31, 2012
Ratios
Tier 1 Capital	13.3%	12.8%
Tier 1 Common Equity	12.8%	12.4%

Tier 1 Capital	$7,587.0	$7,489.0
Less: Floating Rate Capital Securities	268.7	268.7

Tier 1 Common Equity	$7,318.3	$7,220.3

Northern Trust is providing the tier 1 common equity ratio, a non-GAAP financial measure, in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is a measure that Northern Trust and investors use to assess capital adequacy.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 84% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2013 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, supranational, sovereign and non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 2% was rated below double-A, and 10% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Total unrealized losses within the investment securities portfolio at March 31, 2013 were $25.5 million as compared to $30.2 million at December 31, 2012. Of the total unrealized losses on securities at March 31, 2013, the largest component, totaling $7.9 million, was non-agency residential mortgage-backed securities. Non-agency residential mortgage-backed securities at March 31, 2013 had a total amortized cost and fair value of $78.7 million and $70.9 million, respectively.

Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment in accordance with GAAP and Northern Trust’s security impairment review policy. There were no other-than-temporary impairment losses for the three months ended March 31, 2013. Credit related losses recognized in earnings on other-than-temporarily impaired securities totaled $3.1 million for the three months ended March 31, 2012.

Northern Trust is a participant in the repurchase agreement market. This provides a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until the repurchase.

Eurozone Exposure

Northern Trust continues to closely monitor developments related to the European debt crisis. Northern Trust considers Ireland, Portugal, Italy, Greece, Spain and Cyprus to be those eurozone countries experiencing significant economic, fiscal and/or political strains. At March 31, 2013, Northern Trust’s gross exposure to obligors in Ireland totaled approximately $885 million, less than 1% of Northern Trust’s total consolidated assets. There was no exposure to obligors in Portugal, Italy, Greece, Spain or Cyprus and no exposure to sovereign debt securities as of March 31, 2013.

ASSET QUALITY (continued)

Of the total exposure to obligors in Ireland, $5 million was to banks and $880 million was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to these borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. Exposure levels at March 31, 2013 reflect Northern Trust’s risk management policies and practices, which operate to limit exposures to higher risk European financial and sovereign entities.

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

($ In Millions)	March 31, 2013	December 31, 2012	March 31, 2012
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$21.1	$21.6	$28.6
Commercial Real Estate	53.7	56.4	69.8

Total Commercial	74.8	78.0	98.4

Personal
Residential Real Estate	173.6	174.6	160.0
Private Client	3.3	2.2	3.7

Total Personal	176.9	176.8	163.7

Total Nonperforming Loans and Leases	251.7	254.8	262.1
Other Real Estate Owned	10.5	20.3	22.4

Total Nonperforming Assets	$262.2	$275.1	$284.5

90 Day Past Due Loans Still Accruing	$11.1	$19.0	$21.0

Nonperforming Loans and Leases to Total Loans and Leases	0.87%	0.86%	0.90%

Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.2x	1.2x	1.1x

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Nonperforming assets as of March 31, 2013, while down $12.9 million from the prior quarter, remain elevated from historical levels and continue to reflect the deterioration in overall economic conditions experienced since the onset of the economic downturn in 2008 and its effect on Northern Trust’s loan portfolio, primarily within the residential real estate and commercial real estate loan classes.

ASSET QUALITY (continued)

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

ASSET QUALITY (continued)

A $5.0 million provision for credit losses was recorded in both the current and prior year quarters. The current quarter provision reflects continued weakness within the residential real estate loan class, partially offset by improvement within the commercial and institutional and commercial real estate loan classes. Net charge-offs totaled $8.7 million for the current quarter resulting from $12.6 million of charge-offs and $3.9 million of recoveries, compared to $5.8 million of net charge-offs in the prior year quarter resulting from $14.4 million of charge-offs and $8.6 million of recoveries. Nonperforming loans and leases decreased $10.4 million, or 4%, from the prior year quarter.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2013 and 2012 due to charge-offs, recoveries, and the provision for credit losses.

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	March 31, 2013		December 31, 2012		March 31, 2012
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$34.8	—%	$32.5	—%	$36.5	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	74.4	25	79.2	25	88.9	24
Commercial Real Estate	77.0	10	80.6	10	79.0	10
Lease Financing, net	5.0	4	5.5	4	3.1	4
Non-U.S.	2.7	4	3.4	4	3.7	4
Other	—	2	—	1	—	2

Total Commercial	159.1	45	168.7	44	174.7	44

Personal
Residential Real Estate	115.2	35	110.9	35	100.2	36
Private Client	14.7	20	15.5	21	16.7	19
Other	—	—	—	—	—	1

Total Personal	129.9	55	126.4	56	116.9	56

Total Allocated Inherent Allowance	$289.0	100%	$295.1	100%	$291.6	100%

Total Allowance for Credit Losses	323.8		327.6		328.1

Allowance Assigned to
Loans and Leases	$294.1		$297.9		$295.5
Unfunded Commitments and Standby Letters of Credit	29.7		29.7		32.6

Total Allowance for Credit Losses	$323.8		$327.6		$328.1

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.02%		1.01%		1.01%

MARKET RISK MANAGEMENT

As described in the 2012 Annual Report to Shareholders, Northern Trust manages its interest rate risk through two primary measurement techniques: simulation of earnings and simulation of economic value of equity. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position, as measured by current market implied forward interest rates and sensitivity analyses, and the VaR associated with the foreign exchange trading portfolio, have not changed significantly since December 31, 2012.

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

	Three Months Ended
	March 31, 2013			March 31, 2012
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$286.7	$7.6	$294.3	$341.0	$9.9	$350.9
Interest Expense	60.6	—	60.6	84.6	—	84.6

Net Interest Income	$226.1	$7.6	$233.7	$256.4	$9.9	$266.3

Net Interest Margin	1.12%		1.15%	1.20%		1.24%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	First Quarter
EQUIVALENT BASIS)	2013			2012
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.1	$249.5	0.18%	$0.1	$246.6	0.12%
Interest-Bearing Deposits with Banks	35.0	18,099.5	0.78	50.6	18,246.4	1.11
Federal Reserve Deposits and Other Interest-Bearing	2.5	3,872.0	0.26	5.1	7,685.3	0.27
Securities
U.S. Government	4.6	1,782.8	1.05	7.6	2,969.8	1.03
Obligations of States and Political Subdivisions	5.1	321.1	6.32	8.1	493.0	6.60
Government Sponsored Agency	28.0	18,280.6	0.62	29.7	17,542.9	0.68
Other (1)	29.9	10,890.6	1.11	30.9	10,264.7	1.21

Total Securities	67.6	31,275.1	0.88	76.3	31,270.4	0.98

Loans and Leases (2)	189.1	28,661.9	2.68	218.8	28,615.6	3.08

Total Earning Assets	294.3	82,158.0	1.45	350.9	86,064.3	1.64

Allowance for Credit Losses Assigned to Loans and Leases	—	(296.1)	—	—	(293.0)	—
Cash and Due from Banks	—	3,392.5	—	—	4,002.5	—
Buildings and Equipment	—	467.5	—	—	492.3	—
Client Security Settlement Receivables	—	793.3	—	—	421.0	—
Goodwill	—	532.6	—	—	534.1	—
Other Assets	—	4,521.5	—	—	3,906.9	—

Total Assets	$—	$91,569.3	—%	$—	$95,128.1	—%

Average Source of Funds
Deposits
Savings and Money Market	$2.8	$14,880.3	0.08%	$5.2	$14,606.8	0.14%
Savings Certificates and Other Time	3.9	2,385.6	0.67	5.1	3,071.4	0.67
Non-U.S. Offices – Interest-Bearing	22.4	39,221.1	0.23	36.0	38,980.8	0.37

Total Interest-Bearing Deposits	29.1	56,487.0	0.21	46.3	56,659.0	0.33
Short-Term Borrowings	1.1	3,405.5	0.13	1.5	4,228.2	0.14
Senior Notes	19.2	2,403.9	3.24	16.9	2,125.2	3.20
Long-Term Debt	10.6	1,277.7	3.37	19.1	1,989.4	3.86
Floating Rate Capital Debt	0.6	277.1	0.88	0.8	277.0	1.12

Total Interest-Related Funds	60.6	63,851.2	0.39	84.6	65,278.8	0.52

Interest Rate Spread	—	—	1.06	—	—	1.12
Demand and Other Noninterest-Bearing Deposits	—	16,899.1	—	—	19,467.2	—
Other Liabilities	—	3,275.8	—	—	3,214.8	—
Stockholders’ Equity	—	7,543.2	—	—	7,167.3	—

Total Liabilities and Stockholders’ Equity	$—	$91,569.3	—%	$—	$95,128.1	—%

Net Interest Income/Margin (FTE Adjusted)	$233.7	$—	1.15%	$266.3	$—	1.24%

Net Interest Income/Margin (Unadjusted)	$226.1	$—	1.12%	$256.4	$—	1.20%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2013/2012
	Change Due To
	Average
(In Millions)	Balance	Rate	Total
Earning Assets (FTE)	$(5.2)	$(51.4)	$(56.6)
Interest-Related Funds	(5.7)	(18.3)	(24.0)

Net Interest Income (FTE)	$0.5	$(33.1)	$(32.6)

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of March 31, 2013 and 2012.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.
Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $7.6 million and $9.9 million for the three months ended March 31, 2013 and 2012, respectively.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and particularly the continuing uncertainty in Europe; the downgrade of U.S. Government issued and other securities; the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and financial markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of

FACTORS AFFECTING FUTURE RESULTS (continued)

continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; failure to obtain regulatory approvals when required, including for the use and distribution of capital; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenue in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s success in implementing its revenue enhancement and expense management initiatives; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II and Basel III capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II and Basel III, and potential legislation and regulations, including regulations that may be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially

FACTORS AFFECTING FUTURE RESULTS (continued)

resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2012 Annual Report to Shareholders (pages 47-59), in the section of the “Notes to Consolidated Financial Statements” in the 2012 Annual Report to Shareholders captioned “Note 24 – Contingent Liabilities” (pages 108-110), in the sections of “Item 1 – Business” of the 2012 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2-14), and in “Item 1A – Risk Factors” of the 2012 Annual Report on Form 10-K (pages 28-38). All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and Due from Banks	$3,773.5	$3,752.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	251.5	60.8
Interest-Bearing Deposits with Banks	18,694.8	18,803.5
Federal Reserve Deposits and Other Interest-Bearing	5,828.6	7,619.7
Securities
Available for Sale	27,171.9	28,643.5
Held to Maturity (Fair value of $2,943.3 and $2,394.8)	2,931.7	2,382.0
Trading Account	6.9	8.0

Total Securities	30,110.5	31,033.5

Loans and Leases
Commercial	12,682.0	12,897.2
Personal	16,180.9	16,607.3

Total Loans and Leases (Net of unearned income of $286.6 and $297.9)	28,862.9	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(294.1)	(297.9)
Buildings and Equipment	457.2	469.9
Client Security Settlement Receivables	816.5	2,049.1
Goodwill	529.5	537.8
Other Assets	4,125.9	3,930.2

Total Assets	$93,156.8	$97,463.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$13,908.9	$20,519.0
Savings and Money Market	14,819.8	15,189.7
Savings Certificates and Other Time	2,296.1	2,466.1
Non U.S. Offices – Noninterest-Bearing	4,974.9	3,512.8
– Interest-Bearing	39,822.4	39,720.2

Total Deposits	75,822.1	81,407.8
Federal Funds Purchased	1,320.5	780.2
Securities Sold Under Agreements to Repurchase	490.2	699.8
Other Borrowings	1,435.3	367.4
Senior Notes	2,402.0	2,405.8
Long-Term Debt	1,198.4	1,421.6
Floating Rate Capital Debt	277.1	277.0
Other Liabilities	2,599.1	2,577.2

Total Liabilities	85,544.7	89,936.8

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 239,239,836 and 238,914,988	408.6	408.6
Additional Paid-In Capital	995.2	1,012.7
Retained Earnings	6,793.8	6,702.7
Accumulated Other Comprehensive Loss	(284.1)	(283.0)
Treasury Stock (5,931,688 and 6,256,536 shares, at cost)	(301.4)	(314.0)

Total Stockholders’ Equity	7,612.1	7,527.0

Total Liabilities and Stockholders’ Equity	$93,156.8	$97,463.8

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

		Three Months Ended March 31,
(In Millions Except Share Information)		2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees		$630.7	$575.2
Foreign Exchange Trading Income		59.5	61.9
Treasury Management Fees		16.8	17.4
Security Commissions and Trading Income		18.3	18.3
Other Operating Income		24.8	38.6
Investment Security Gains (Losses), net (Note)		0.2	(2.4)

Total Noninterest Income		750.3	709.0

Net Interest Income
Interest Income		286.7	341.0
Interest Expense		60.6	84.6

Net Interest Income		226.1	256.4
Provision for Credit Losses		5.0	5.0

Net Interest Income after Provision for Credit Losses		221.1	251.4

Noninterest Expense
Compensation		320.3	321.6
Employee Benefits		63.3	68.1
Outside Services		129.9	128.2
Equipment and Software		91.4	90.8
Occupancy		43.2	41.8
Other Operating Expense		80.8	73.1

Total Noninterest Expense		728.9	723.6

Income before Income Taxes		242.5	236.8
Provision for Income Taxes		78.5	75.6

Net Income		$164.0	$161.2

Net Income Applicable to Common Stock		$164.0	$161.2

Per Common Share
Net Income – Basic		$0.68	$0.66
– Diluted		0.67	0.66

Average Number of Common Shares Outstanding	– Basic	239,167,559	241,090,093
	– Diluted	240,189,215	241,556,096

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

		Three Months Ended March 31,
	(In Millions)	2013	2012
	Net Income	$164.0	$161.2
	Other Comprehensive Income (Net of Tax and Reclassifications)
	Net Unrealized Gains (Losses) on Securities Available for Sale	1.3	20.0
	Net Unrealized Gains (Losses) on Cash Flow Hedges	(5.2)	11.3
	Foreign Currency Translation Adjustments	(4.2)	15.8
	Pension and Other Postretirement Benefit Adjustments	7.0	22.2

	Other Comprehensive Income	(1.1)	69.3

	Comprehensive Income	$162.9	$230.5

Note:	Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$(3.1)
	Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	—
	Other Security Gains (Losses), net	0.2	0.7

	Investment Security Gains (Losses), net	$0.2	$(2.4)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2013	2012
Common Stock
Balance at January 1 and March 31	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	1,012.7	977.5
Treasury Stock Transactions – Stock Options and Awards	(35.6)	(18.9)
Stock Options and Awards – Amortization	20.8	24.1
Stock Options and Awards – Tax Benefits	(2.7)	(0.8)

Balance at March 31	995.2	981.9

Retained Earnings
Balance at January 1	6,702.7	6,302.3
Net Income	164.0	161.2
Dividends Declared – Common Stock	(72.9)	(140.0)

Balance at March 31	6,793.8	6,323.5

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(283.0)	(345.6)
Net Unrealized Gains (Losses) on Securities Available for Sale	1.3	20.0
Net Unrealized Gains (Losses) on Cash Flow Hedges	(5.2)	11.3
Foreign Currency Translation Adjustments	(4.2)	15.8
Pension and Other Postretirement Benefit Adjustments	7.0	22.2

Balance at March 31	(284.1)	(276.3)

Treasury Stock
Balance at January 1	(314.0)	(225.5)
Stock Options and Awards	87.1	25.4
Stock Purchased	(74.5)	(14.4)

Balance at March 31	(301.4)	(214.5)

Total Stockholders’ Equity at March 31	$7,612.1	$7,223.2

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2013	2012
Cash Flows from Operating Activities:
Net Income	$164.0	$161.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	(0.2)	2.4
Amortization and Accretion of Securities and Unearned Income	1.5	(19.6)
Provision for Credit Losses	5.0	5.0
Depreciation on Buildings and Equipment	22.4	22.4
Amortization of Computer Software	48.7	44.6
Amortization of Intangibles	5.2	4.6
Pension Plan Contribution	(16.4)	(12.3)
Change in Receivables	(32.3)	(17.4)
Change in Interest Payable	(18.8)	(13.8)
Net Changes in Derivative Fair Value, Including Required Collateral	(55.0)	173.2
Other Operating Activities, net	188.4	407.3

Net Cash Provided by (Used in) Operating Activities	312.5	757.6

Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(190.7)	(169.6)
Change in Interest-Bearing Deposits with Banks	108.7	(2,174.9)
Net Change in Federal Reserve Deposits and Other Interest-Bearing Assets	1,791.0	11,220.7
Purchases of Securities – Held to Maturity	(2,182.6)	(53.2)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	1,633.6	143.9
Purchases of Securities – Available for Sale	(2,276.8)	(9,107.1)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	3,728.9	8,448.2
Change in Loans and Leases	637.4	(97.3)
Purchases of Buildings and Equipment, net	(11.9)	(9.9)
Purchases and Development of Computer Software	(60.4)	(47.4)
Change in Client Settlement Receivables and Payables	1,232.6	(207.0)
Other Investing Activities, net	29.1	(43.3)

Net Cash Provided by (Used in) Investing Activities	4,438.9	7,903.1

Cash Flows from Financing Activities:
Change in Deposits	(5,778.3)	(8,744.6)
Change in Federal Funds Purchased	540.3	1,158.4
Change in Securities Sold under Agreements to Repurchase	(209.6)	(914.8)
Change in Short-Term Other Borrowings	1,057.3	115.9
Repayments of Senior Notes and Long-Term Debt	(201.0)	(350.9)
Treasury Stock Purchased	(74.2)	(14.4)
Net Proceeds from Stock Options	51.1	30.6
Cash Dividends Paid on Common Stock	(1.1)	(67.5)
Other Financing Activities, net	(52.1)	—

Net Cash Provided by (Used in) Financing Activities	4,667.6	(8,787.3)

Effect of Foreign Currency Exchange Rates on Cash	(63.0)	91.6

Increase (Decrease) in Cash and Due from Banks	20.8	(35.0)
Cash and Due from Banks at Beginning of Year	3,752.7	4,315.3

Cash and Due from Banks at End of Period	$3,773.5	$4,280.3

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$79.4	$98.4
Income Taxes Paid	14.5	4.8
Transfers from Loans to OREO	4.4	11.0

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2013 and 2012, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2012 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU amends the scope of FASB ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The provisions of the ASUs were effective for annual and interim reporting periods beginning on or after January 1, 2013. Northern Trust’s disclosures under the ASUs are provided in Note 19 – Offsetting Assets and Liabilities. As the ASUs address financial statement disclosures only, their retrospective adoption effective January 1, 2013 did not impact Northern Trust’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements. Northern Trust’s components of accumulated other comprehensive income are disclosed in Note 10 – Accumulated Other Comprehensive Income (Loss). Since this ASU addresses prospective financial statement disclosures only, its adoption effective January 1, 2013 did not impact Northern Trust’s consolidated financial position or results of operations.

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

Notes to Consolidated Financial Statements (continued)

No transfers between fair value levels occurred during the three months ended March 31, 2013 or the year ended December 31, 2012.

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

Notes to Consolidated Financial Statements (continued)

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

Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Policy, Corporate Financial Management, and relevant business unit personnel) determine the valuation policies and procedures for Level 3 assets and liabilities. Each business and department represents a component of Northern Trust’s business units, and reports to management of their respective business units. Generally, valuation policies are reviewed by management of each business or department. Fair value measurements are performed upon acquisitions of an asset or liability. As necessary, the valuation models are reviewed by management of the appropriate business or department, and adjusted for changes in inputs. Management of each business or department reviews the inputs in order to substantiate the unobservable inputs used in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to conclude as to the appropriate fair value of the asset or liability.

Notes to Consolidated Financial Statements (continued)

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of March 31, 2013.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Lives and Rates
Auction Rate Securities	$99.6 million	Discounted Cash Flow	Remaining lives Discount rates	1.3 – 8.6 years 0.3% – 7.7%
Contingent Consideration	$51.4 million	Discounted Cash Flow	Discount rate Business growth rates	10.5% 19% – 35%

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
March 31, 2013
Securities
Available for Sale
U.S. Government	$1,782.4	$—	$—	$—	$1,782.4
Obligations of States and Political Subdivisions	—	14.7	—	—	14.7
Government Sponsored Agency	—	16,859.4	—	—	16,859.4
Corporate Debt	—	2,941.8	—	—	2,941.8
Covered Bonds	—	1,868.5	—	—	1,868.5
Supranational and Non-U.S. Agency Bonds	—	815.7	—	—	815.7
Residential Mortgage-Backed	—	70.9	—	—	70.9
Other Asset-Backed	—	2,438.7	—	—	2,438.7
Auction Rate	—	—	99.6	—	99.6
Other	—	280.2	—	—	280.2

Total Available for Sale	1,782.4	25,289.9	99.6	—	27,171.9

Trading Account	—	6.9	—	—	6.9

Total Available for Sale and Trading	1,782.4	25,296.8	99.6	—	27,178.8

Other Assets
Derivatives
Foreign Exchange Contracts	—	2,390.5	—	—	2,390.5
Interest Rate Swaps	—	283.5	—	—	283.5

Total Derivatives	—	2,674.0	—	(1,725.8)	948.2

Other Liabilities
Derivatives
Foreign Exchange Contracts	—	2,298.4	—	—	2,298.4
Interest Rate Swaps	—	220.8	—	—	220.8
Credit Default Swaps	—	0.1	—	—	0.1

Total Derivatives	—	2,519.3	—	(1,979.9)	539.4

Contingent Consideration	$—	$—	$51.4	$—	$51.4

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of March 31, 2013, derivative assets and liabilities shown above also include reductions of $218.1 million and $472.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2012
Securities
Available for Sale
U.S. Government	$1,784.6	$—	$—	$—	$1,784.6
Obligations of States and Political Subdivisions	—	14.1	—	—	14.1
Government Sponsored Agency	—	18,638.8	—	—	18,638.8
Corporate Debt	—	2,618.4	—	—	2,618.4
Covered Bonds	—	1,748.0	—	—	1,748.0
Supranational Bonds	—	1,060.7	—	—	1,060.7
Residential Mortgage-Backed	—	92.0	—	—	92.0
Other Asset-Backed	—	2,283.9	—	—	2,283.9
Auction Rate	—	—	97.8	—	97.8
Other	—	305.2	—	—	305.2

Total Available for Sale	1,784.6	26,761.1	97.8	—	28,643.5

Trading Account	—	8.0	—	—	8.0

Total Available for Sale and Trading	1,784.6	26,769.1	97.8	—	28,651.5

Other Assets
Derivatives
Foreign Exchange Contracts	—	1,756.6	—	—	1,756.6
Interest Rate Swaps	—	310.3	—	—	310.3

Total Derivatives	—	2,066.9	—	(1,101.1)	965.8

Other Liabilities
Derivatives
Foreign Exchange Contracts	—	1,772.7	—	—	1,772.7
Interest Rate Swaps	—	249.3	—	—	249.3
Credit Default Swaps	—	1.0	—	—	1.0

Total Derivatives	—	2,023.0	—	(1,407.5)	615.5

Contingent Consideration	$—	$—	$50.1	$—	$50.1

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. As of December 31, 2012, derivative assets and liabilities shown above also include reductions of $118.6 million and $425.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2013 and 2012.

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended March 31,	2013	2012
Fair Value at January 1	$97.8	$178.3
Total Gains and (Losses):
Included in Earnings (1)	0.1	(1.5)
Included in Other Comprehensive Income (2)	2.7	(0.2)
Purchases, Issues, Sales, and Settlements
Sales	—	—
Settlements	(1.0)	(0.3)

Fair Value at March 31	$99.6	$176.3

(1)	Realized gains for the three months ended March 31, 2013 of $0.1 million represent gains from redemptions by issuers. Realized losses for the three months ended March 31, 2012 of $1.5 million include $1.6 million of OTTI losses, partially offset by $0.1 million of gains from redemptions by issuers. Gains on redemptions are recorded in interest income and sales and impairment losses are recorded in investment security gains (losses), net, within the consolidated statement of income.
(2)	Unrealized losses related to auction rate securities are included in net unrealized gains (losses) on securities available for sale, within the consolidated statement of comprehensive income.

Level 3 Liabilities (In Millions)	Contingent Consideration
Three Months Ended March 31,	2013	2012
Fair Value at January 1	$50.1	$56.8
Total (Gains) and Losses:
Included in Earnings (1)	1.3	1.4
Included in Other Comprehensive Income (2)	—	0.4
Purchases, Issues, Sales, and Settlements
Issues	—	—
Settlements	—	—

Fair Value at March 31	$51.4	$58.6

Unrealized (Gain) Losses Included in Earnings Related to Financial Instruments Held at March 31 (1)	$1.3	$1.4

(1)	Gains (losses) are recorded in other operating income (expense) within the consolidated statement of income.
(2)	Unrealized foreign currency related losses are included in foreign currency translation adjustments within the consolidated statement of comprehensive income.

During the three months ended March 31, 2013 and 2012, there were no transfers into or out of Level 3 assets or liabilities.

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

Notes to Consolidated Financial Statements (continued)

The following provides information regarding those assets measured at fair value on a nonrecurring basis at March 31, 2013 and 2012, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2013
Loans (1)	$—	$—	$32.4	$32.4
Other Real Estate Owned (2)	—	—	1.5	1.5

Total Assets at Fair Value	$—	$—	$33.9	$33.9

March 31, 2012
Loans (1)	$—	$—	$25.5	$25.5
Other Real Estate Owned (2)	—	—	1.4	1.4

Total Assets at Fair Value	$—	$—	$26.9	$26.9

(1)	In accordance with Accounting Standard Codification (ASC) Subtopic 310-10, Northern Trust recorded individually impaired loans at fair value and, for the three months ended March 31, 2013 increased by $1.9 million the level of specific allowances on these loans. During the three months ended March 31, 2012, Northern Trust reduced by $9.5 million the level of specific allowances on these loans.
(2)	In accordance with ASC Subtopics 310-40 and 360-10, Northern Trust recorded Other Real Estate Owned (OREO) at fair value and subsequently charged $0.3 million and $0.1 million through other operating expenses during the three months ended March 31, 2013 and March 31, 2012, respectively, to reduce the fair values of these OREO properties.

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

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2013.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$32.4 million	Market Approach	Discount to reflect realizable value	15% – 40%
OREO	$1.5 million	Market Approach	Discount to reflect realizable value	15% – 40%

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

Community Development Investments. The fair values of these instruments were estimated using an income approach (discounted cash flow) that incorporates current market rates.

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

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of financial instruments.

(In Millions)	March 31, 2013
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,773.5	$3,773.5	$3,773.5	$—	$—
Federal Funds Sold and Resell Agreements	251.5	251.5	—	251.5	—
Interest-Bearing Deposits with Banks	18,694.8	18,694.8	—	18,694.8	—
Federal Reserve Deposits and Other Interest-Bearing	5,828.6	5,828.6	—	5,828.6	—
Securities
Available for Sale (1)	27,171.9	27,171.9	1,782.4	25,289.9	99.6
Held to Maturity	2,931.7	2,943.3	—	2,943.3	—
Trading Account	6.9	6.9	—	6.9	—
Loans (excluding Leases)
Held for Investment	27,567.1	27,588.2	—	—	27,588.2
Held for Sale	1.1	1.1	—	—	1.1
Client Security Settlement Receivables	816.5	816.5	—	816.5	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	203.7	203.7	—	203.7	—
Community Development Investments	241.5	260.3	—	260.3	—
Employee Benefit and Deferred Compensation	133.4	135.4	92.3	43.1	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$33,703.6	$33,703.6	$33,703.6	$—	$—
Savings Certificates and Other Time	2,296.1	2,304.8	—	2,304.8	—
Non U.S. Offices Interest-Bearing	39,822.4	39,822.4	—	39,822.4	—
Federal Funds Purchased	1,320.5	1,320.5	—	1,320.5	—
Securities Sold under Agreements to Repurchase	490.2	490.2	—	490.2	—
Other Borrowings	1,435.3	1,435.3	—	1,435.3	—
Senior Notes	2,402.0	2,495.9	—	2,495.9	—
Long Term Debt (excluding Leases)
Subordinated Debt	823.2	850.0	—	850.0	—
Federal Home Loan Bank Borrowings	335.0	342.4	—	342.4	—
Floating Rate Capital Debt	277.1	232.3	—	232.3	—
Other Liabilities
Standby Letters of Credit	60.1	60.1	—	—	60.1
Contingent Consideration	51.4	51.4	—	—	51.4
Loan Commitments	37.7	37.7	—	—	37.7
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$53.4	$53.4	$—	$53.4	$—
Liabilities	18.2	18.2		18.2	—
Interest Rate Swaps
Assets	116.6	116.6	—	116.6	—
Liabilities	61.0	61.0	—	61.0	—
Credit Default Swaps
Liabilities	0.1	0.1	—	0.1	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,337.1	2,337.1	—	2,337.1	—
Liabilities	2,280.2	2,280.2	—	2,280.2	—
Interest Rate Swaps
Assets	166.9	166.9	—	166.9	—
Liabilities	159.8	159.8	—	159.8	—

(1)	Refer to the table located on page 30 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2012
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,752.7	$3,752.7	$3,752.7	$—	$—
Federal Funds Sold and Resell Agreements	60.8	60.8	—	60.8	—
Interest-Bearing Deposits with Banks	18,803.5	18,803.5	—	18,803.5	—
Federal Reserve Deposits and Other Interest-Bearing	7,619.7	7,619.7	—	7,619.7	—
Securities
Available for Sale (1)	28,643.5	28,643.5	1,784.6	26,761.1	97.8
Held to Maturity	2,382.0	2,394.8	—	2,394.8	—
Trading Account	8.0	8.0	—	8.0	—
Loans (excluding Leases)
Held for Investment	28,165.4	28,220.2	—	—	28,220.2
Held for Sale	11.7	11.7	—	—	11.7
Client Security Settlement Receivables	2,049.1	2,049.1	—	2,049.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	197.6	197.6	—	197.6	—
Community Development Investments	253.2	275.1	—	275.1	—
Employee Benefit and Deferred Compensation	121.3	126.1	86.7	39.4	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$39,221.5	$39,221.5	$39,221.5	$—	$—
Savings Certificates and Other Time	2,466.1	2,746.7	—	2,746.7	—
Non U.S. Offices Interest-Bearing	39,720.2	39,720.2	—	39,720.2	—
Federal Funds Purchased	780.2	780.2	—	780.2	—
Securities Sold under Agreements to Repurchase	699.8	699.8	—	699.8	—
Other Borrowings	367.4	367.4	—	367.4	—
Senior Notes	2,405.8	2,513.4	—	2,513.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,045.4	1,065.3	—	1,065.3	—
Federal Home Loan Bank Borrowings	335.0	345.4	—	345.4	—
Floating Rate Capital Debt	277.0	228.0	—	228.0	—
Other Liabilities
Standby Letters of Credit	60.5	60.5	—	—	60.5
Contingent Consideration	50.1	50.1	—	—	50.1
Loan Commitments	38.9	38.9	—	—	38.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$21.3	$21.3	$—	$21.3	$—
Liabilities	42.3	42.3	—	42.3	—
Interest Rate Swaps
Assets	129.7	129.7	—	129.7	—
Liabilities	75.3	75.3	—	75.3	—
Credit Default Swaps
Liabilities	1.0	1.0	—	1.0	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,735.3	1,735.3	—	1,735.3	—
Liabilities	1,730.4	1,730.4	—	1,730.4	—
Interest Rate Swaps
Assets	180.6	180.6	—	180.6	—
Liabilities	174.0	174.0	—	174.0	—

(1)	Refer to the table located on page 31 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at March 31, 2013 and December 31, 2012.

Securities Available for Sale	March 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$1,748.1	$34.3	$—	$1,782.4
Obligations of States and Political Subdivisions	13.9	0.8	—	14.7
Government Sponsored Agency	16,747.3	116.7	4.6	16,859.4
Corporate Debt	2,927.7	17.4	3.3	2,941.8
Covered Bonds	1,820.6	47.9	—	1,868.5
Supranational and Non-U.S. Agency Bonds	808.7	7.0	—	815.7
Residential Mortgage-Backed	78.7	0.1	7.9	70.9
Other Asset-Backed	2,436.0	3.1	0.4	2,438.7
Auction Rate	98.7	2.3	1.4	99.6
Other	279.3	0.9	—	280.2

Total	$26,959.0	$230.5	$17.6	$27,171.9

Securities Held to Maturity	March 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$292.7	$15.6	$—	$308.3
Government Sponsored Agency	80.2	2.7	—	82.9
Non-U.S. Government Debt	210.8	—	—	210.8
Certificates of Deposit	2,069.9	0.2	0.9	2,069.2
Other	278.1	1.0	7.0	272.1

Total	$2,931.7	$19.5	$7.9	$2,943.3

Securities Available for Sale	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$1,747.9	$36.7	$—	$1,784.6
Obligations of States and Political Subdivisions	13.9	0.2	—	14.1
Government Sponsored Agency	18,520.6	122.2	4.0	18,638.8
Corporate Debt	2,602.4	18.1	2.1	2,618.4
Covered Bonds	1,697.1	51.0	0.1	1,748.0
Supranational Bonds	1,053.9	7.0	0.2	1,060.7
Residential Mortgage-Backed	102.4	0.4	10.8	92.0
Other Asset-Backed	2,280.0	4.3	0.4	2,283.9
Auction Rate	99.6	2.1	3.9	97.8
Other	304.4	0.8	—	305.2

Total	$28,422.2	$242.8	$21.5	$28,643.5

Securities Held to Maturity	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$329.3	$17.2	$—	$346.5
Government Sponsored Agency	112.9	3.8	—	116.7
Non-U.S. Government Debt	205.0	—	—	205.0
Certificates of Deposit	1,667.6	0.2	0.6	1,667.2
Other	67.2	0.3	8.1	59.4

Total	$2,382.0	$21.5	$8.7	$2,394.8

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of March 31, 2013.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$6,818.3	$6,839.7
Due After One Year Through Five Years	17,678.8	17,850.1
Due After Five Years Through Ten Years	1,748.5	1,762.7
Due After Ten Years	713.4	719.4

Total	26,959.0	27,171.9

Held to Maturity
Due in One Year or Less	2,430.0	2,431.9
Due After One Year Through Five Years	429.3	440.4
Due After Five Years Through Ten Years	37.9	41.9
Due After Ten Years	34.5	29.1

Total	$2,931.7	$2,943.3

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security gains of $0.2 million were recognized for the three months ended March 31, 2013, representing net realized gains from the sale of securities. Gross proceeds from the sale of securities during the three months ended March 31, 2013 of $55.7 million resulted in gross realized gains of $0.2 million. Net investment security losses of $2.4 million were recognized for the three months ended March 31, 2012 and included OTTI losses of $3.1 million and net realized gains of $0.7 million from the sale of securities. Gross proceeds from the sale of securities during the three months ended March 31, 2012 of $1.3 billion resulted in gross realized gains of $1.6 million and gross realized losses of $0.9 million.

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of March 31, 2013 and December 31, 2012.

Securities with Unrealized Losses as of March 31, 2013	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government Sponsored Agency	$980.1	$2.2	$278.2	$2.4	$1,258.3	$4.6
Corporate Debt	760.2	3.2	25.0	0.1	785.2	3.3
Residential Mortgage-Backed	—	—	68.1	7.9	68.1	7.9
Other Asset-Backed	624.3	0.3	25.5	0.1	649.8	0.4
Certificates of Deposit	1,081.9	0.9	—	—	1,081.9	0.9
Auction Rate	1.0	0.1	15.5	1.3	16.5	1.4
Other	10.5	2.5	40.2	4.5	50.7	7.0

Total	$3,458.0	$9.2	$452.5	$16.3	$3,910.5	$25.5

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2012	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government Sponsored Agency	$482.2	$1.0	$1,171.8	$3.0	$1,654.0	$4.0
Corporate Debt	441.5	2.0	50.0	0.1	491.5	2.1
Covered Bonds	20.1	0.1	—	—	20.1	0.1
Supranational Bonds	113.8	0.2	—	—	113.8	0.2
Residential Mortgage-Backed	—	—	84.7	10.8	84.7	10.8
Other Asset-Backed	146.1	0.1	40.0	0.3	186.1	0.4
Certificates of Deposit	1,178.8	0.6	—	—	1,178.8	0.6
Auction Rate	2.7	0.3	41.0	3.6	43.7	3.9
Other	9.3	1.9	43.8	6.2	53.1	8.1

Total	$2,394.5	$6.2	$1,431.3	$24.0	$3,825.8	$30.2

As of March 31, 2013, 245 securities with a combined fair value of $3.9 billion were in an unrealized loss position, with their unrealized losses totaling $25.5 million. Unrealized losses on residential mortgage-backed securities totaling $7.9 million reflect the impact of wider credit and liquidity spreads on the valuations of 9 residential mortgage-backed securities since purchase, with $68.1 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities at March 31, 2013 had a total amortized cost and fair value of $78.7 million and $70.9 million, respectively. Securities classified as “other asset-backed” had average lives less than 5 years, and 99% were rated triple-A.

Unrealized losses of $4.6 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $7.0 million of unrealized losses in securities classified as “other” at March 31, 2013 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $1.4 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $3.3 million within corporate debt securities primarily reflect widened credit spreads; 47% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2013 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

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

Notes to Consolidated Financial Statements (continued)

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

Impairments of non-agency residential mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, security credit enhancement level, insurance coverage, year of origination, and type of collateral. The factors used in estimating losses on non-agency residential mortgage-backed securities vary by year of origination and type of collateral. As of March 31, 2013, loss estimates for subprime, Alt-A, prime and 2nd lien collateral portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. March 31, 2013 amortized cost, weighted average ultimate default rates, and impairment severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

Notes to Consolidated Financial Statements (continued)

			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$8.2	18.2%	34.4%	45.0%	41.5%
Alt-A	12.7	41.3	67.7	67.7	67.7
Subprime	41.7	48.7	57.0	85.6	79.7
2nd Lien	16.1	33.3	98.9	99.0	99.0

Total Non-Agency Residential Mortgage-Backed Securities	$78.7	40.8%	34.4%	99.0%	77.7%

Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of expected loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable. There were no OTTI losses recognized during the three months ended March 31, 2013. OTTI losses of $3.1 million were recorded for the three months ended March 31, 2012, of which $1.5 million related to non-agency residential mortgage-backed securities and $1.6 million related to auction rate securities.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In Millions)	2013	2012
Changes in OTTI Losses (1)	$—	$(3.1)
Noncredit-related Losses Recorded in / (Reclassified from) OCI (2)	—	—

Net Impairment Losses Recognized in Earnings	$—	$(3.1)

(1)	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
(2)	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Notes to Consolidated Financial Statements (continued)

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended March 31,
(In Millions)	2013	2012
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$42.3	$68.2
Plus: Losses on Newly Identified Impairments	—	1.6
Additional Losses on Previously Identified Impairments	—	1.5
Less: Current and Prior Period Losses on Securities Sold During the Period	(33.5)	(26.5)

Cumulative Credit-Related Losses on Securities Held – End of Period	$8.8	$44.8

The table below provides information regarding debt securities held as of March 31, 2013 and December 31, 2012, for which an OTTI loss has been recognized in the current period or previously.

(In Millions)	March 31, 2013	December 31, 2012
Fair Value	$42.2	$51.5
Amortized Cost Basis	47.6	59.0

Noncredit-related Losses Recognized in OCI	(5.4)	(7.5)
Tax Effect	2.0	2.8

Amount Recorded in OCI	$(3.4)	$(4.7)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	March 31, 2013	December 31, 2012
Commercial
Commercial and Institutional	$7,255.6	$7,468.5
Commercial Real Estate	2,822.9	2,859.8
Lease Financing, net	1,005.6	1,035.0
Non-U.S.	1,152.7	1,192.3
Other	445.2	341.6

Total Commercial	12,682.0	12,897.2

Personal
Residential Real Estate	10,147.9	10,375.2
Private Client	5,900.0	6,130.1
Other	133.0	102.0

Total Personal	16,180.9	16,607.3

Total Loans and Leases	28,862.9	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(294.1)	(297.9)

Net Loans and Leases	$28,568.8	$29,206.6

Residential real estate loans consist of conventional home mortgages and equity credit lines that generally require a loan to collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products have draw periods of up to 10 years

Notes to Consolidated Financial Statements (continued)

and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2013 and December 31, 2012, equity credit lines totaled $2.2 billion and $2.3 billion, respectively, and equity credit lines for which the first liens were held by Northern Trust at those dates represented 86% of the respective totals.

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments that totaled $1.6 billion and $1.5 billion at March 31, 2013 and December 31, 2012, respectively. Demand deposits reclassified as loan balances totaled $234.3 million and $224.7 million at March 31, 2013 and December 31, 2012, respectively. Loans classified as held for sale totaled $1.1 million and $11.7 million at March 31, 2013 and December 31, 2012, respectively.

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

•	Lease Financing and Commercial-Other: leverage and profit margin levels;

•	Non-U.S.: entity type, liquidity, size, and leverage;

•	Residential Real Estate: payment history, credit bureau scores, and cash flow-to-debt and net worth ratios;

•	Private Client: cash flow-to-debt and net worth ratios, leverage, and profit margin levels; and

•	Personal-Other: cash flow-to-debt and net worth ratios.

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

Loan and lease segment and class balances as of March 31, 2013 and December 31, 2012 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	March 31, 2013				December 31, 2012
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$4,216.7	$2,902.3	$136.6	$7,255.6	$4,291.8	$3,040.6	$136.1	$7,468.5
Commercial Real Estate	918.6	1,663.3	241.0	2,822.9	888.6	1,710.9	260.3	2,859.8
Lease Financing, net	623.1	377.1	5.4	1,005.6	647.1	382.3	5.6	1,035.0
Non-U.S.	443.8	708.9	—	1,152.7	542.7	646.6	3.0	1,192.3
Other	264.7	180.5	—	445.2	167.2	174.4	—	341.6

Total Commercial	6,466.9	5,832.1	383.0	12,682.0	6,537.4	5,954.8	405.0	12,897.2

Personal
Residential Real Estate	2,936.4	6,641.7	569.8	10,147.9	3,003.3	6,868.2	503.7	10,375.2
Private Client	3,564.4	2,309.1	26.5	5,900.0	3,741.3	2,365.4	23.4	6,130.1
Other	79.1	53.9	—	133.0	50.0	52.0	—	102.0

Total Personal	6,579.9	9,004.7	596.3	16,180.9	6,794.6	9,285.6	527.1	16,607.3

Total Loans and Leases	$13,046.8	$14,836.8	$979.3	$28,862.9	$13,332.0	$15,240.4	$932.1	$29,504.5

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

Loans and leases in the “4 to 5” category are expected to exhibit moderate to acceptable probabilities of default and are characterized by borrowers with less financial flexibility than those in the “1 to 3” category. Cash flows and capital levels are generally sufficient to allow for borrowers to meet current requirements, but have reduced cushion in adverse down cycle scenarios. As a result of these characteristics, borrowers within this category exhibit a moderate likelihood of loss.

Loans and leases in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 – 9”. These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default, or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to

Notes to Consolidated Financial Statements (continued)

potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated to probable likelihood of loss.

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

Notes to Consolidated Financial Statements (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of March 31, 2013 and December 31, 2012.

March 31, 2013
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,219.3	$9.2	$3.0	$3.0	$7,234.5	$21.1	$7,255.6
Commercial Real Estate	2,739.9	19.4	7.9	2.0	2,769.2	53.7	2,822.9
Lease Financing, net	1,005.6	—	—	—	1,005.6	—	1,005.6
Non-U.S.	1,152.7	—	—	—	1,152.7	—	1,152.7
Other	445.2	—	—	—	445.2	—	445.2

Total Commercial	12,562.7	28.6	10.9	5.0	12,607.2	74.8	12,682.0

Personal
Residential Real Estate	9,873.4	84.8	11.8	4.3	9,974.3	173.6	10,147.9
Private Client	5,849.9	38.0	7.0	1.8	5,896.7	3.3	5,900.0
Other	133.0	—	—	—	133.0	—	133.0

Total Personal	15,856.3	122.8	18.8	6.1	16,004.0	176.9	16,180.9

Total Loans and Leases	$28,419.0	$151.4	$29.7	$11.1	$28,611.2	$251.7	$28,862.9

Other Real Estate Owned						10.5

Total Nonperforming Assets						$262.2

December 31, 2012
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,433.4	$6.4	$5.5	$1.6	$7,446.9	$21.6	$7,468.5
Commercial Real Estate	2,782.0	6.9	13.1	1.4	2,803.4	56.4	2,859.8
Lease Financing, net	1,035.0	—	—	—	1,035.0	—	1,035.0
Non-U.S.	1,192.3	—	—	—	1,192.3	—	1,192.3
Other	341.6	—	—	—	341.6	—	341.6

Total Commercial	12,784.3	13.3	18.6	3.0	12,819.2	78.0	12,897.2

Personal
Residential Real Estate	10,096.3	68.1	25.7	10.5	10,200.6	174.6	10,375.2
Private Client	6,091.3	14.8	16.3	5.5	6,127.9	2.2	6,130.1
Other	102.0	—	—	—	102.0	—	102.0

Total Personal	16,289.6	82.9	42.0	16.0	16,430.5	176.8	16,607.3

Total Loans and Leases	$29,073.9	$96.2	$60.6	$19.0	$29,249.7	$254.8	$29,504.5

Other Real Estate Owned						20.3

Total Nonperforming Assets						$275.1

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

Notes to Consolidated Financial Statements (continued)

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

The following tables provide information related to impaired loans by segment and class.

	As of March 31, 2013			As of December 31, 2012
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$13.8	$17.9	$—	$15.1	$19.3	$—
Commercial Real Estate	44.0	53.6	—	64.9	76.9	—
Lease Financing, net	4.6	4.6	—	4.6	4.6	—
Residential Real Estate	165.3	201.9	—	131.3	165.7	—
Private Client	13.7	13.8	—	0.8	1.0	—
With a Related Specific Allowance
Commercial and Institutional	11.0	13.1	4.7	8.1	10.2	2.8
Commercial Real Estate	30.5	32.6	8.8	32.3	33.8	8.2
Residential Real Estate	9.8	11.1	5.2	11.8	13.0	6.1
Private Client	1.6	1.7	1.6	0.9	0.9	0.9
Total
Commercial	103.9	121.8	13.5	125.0	144.8	11.0
Personal	190.4	228.5	6.8	144.8	180.6	7.0

Total	$294.3	$350.3	$20.3	$269.8	$325.4	$18.0

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2013		2012
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$12.2	$—	$18.9	$—
Commercial Real Estate	39.6	0.2	57.3	0.1
Lease Financing, net	4.6	—	—	—
Residential Real Estate	141.0	0.5	108.1	0.3
Private Client	9.4	0.1	1.3	—
With a Related Specific Allowance
Commercial and Institutional	11.0	—	10.5	—
Commercial Real Estate	30.4	—	20.7	—
Residential Real Estate	9.8	—	15.6	—
Private Client	1.1	—	1.7	—
Total
Commercial	97.8	0.2	107.4	0.1
Personal	161.3	0.6	126.7	0.3

Total	$259.1	$0.8	$234.1	$0.4

Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms for the three months ended March 31, 2013 and 2012 was $2.6 million and $3.1 million, respectively.

There were $3.0 million and $2.1 million of aggregate unfunded loan commitments and standby letters of credit at March 31, 2013 and December 31, 2012, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings. Included within impaired loans, there were $48.6 million and $49.8 million of nonperforming TDRs, and $100.1 million and $74.7 million of performing TDRs as of March 31, 2013 and December 31, 2012, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain reported as impaired.

Notes to Consolidated Financial Statements (continued)

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three month periods ended March 31, 2013 and 2012, and the recorded investments and unpaid principal balances as of March 31, 2013 and 2012.

($ In Millions)	Three Months Ended March 31, 2013
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	7	$2.5	$3.1
Commercial Real Estate	1	0.1	0.1

Total Commercial	8	2.6	3.2

Personal
Residential Real Estate	48	41.7	43.1
Private Client	5	12.8	12.8

Total Personal	53	54.5	55.9

Total Loans and Leases	61	$57.1	$59.1

Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended March 31, 2012
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$0.7	$1.2
Commercial Real Estate	4	3.8	3.8

Total Commercial	6	4.5	5.0

Personal
Residential Real Estate	32	5.6	6.9

Total Personal	32	5.6	6.9

Total Loans and Leases	38	$10.1	$11.9

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the three month period ended March 31, 2013, TDR modifications of loans within the commercial and institutional, commercial real estate, and private client classes were primarily deferrals of principal, extensions of term, and other modifications. During the three months ended March 31, 2013, TDR modifications of loans within the residential real estate class were primarily deferrals of principal, interest rate concessions, extension of term, and other modifications.

During the three month period ended March 31, 2012, TDR modifications of loans within the commercial and institutional and commercial real estate classes were primarily deferrals of principal, extensions of term and other modifications. During the three months ended March 31, 2012, TDR modifications of loans within the residential real estate class were primarily interest rate concessions, deferrals of principal and extensions of term.

Notes to Consolidated Financial Statements (continued)

There were no loans or leases modified as TDRs in the 12 months ended December 31, 2012 or 2011 which subsequently became nonperforming during the three months ended March 31, 2013 or 2012, respectively.

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

In establishing the inherent portion of the allowance for credit losses, Northern Trust’s Loan Loss Allowance Committee assesses a common set of qualitative factors applicable to both the commercial and personal loan segments. The risk characteristics underlying these qualitative factors, and management’s assessments as to the relative importance of a qualitative factor, can vary between loan segments and between classes within loan segments. Factors evaluated include those related to external matters, such as economic conditions and changes in collateral value, and those related to internal matters, such as changes in asset quality metrics and loan review activities. In addition to the factors noted above, risk characteristics such as portfolio delinquencies, percentage of portfolio on the watch list and on nonperforming status, and average borrower ratings are assessed in the determination of the inherent allowance. Loan-to-value levels are considered for collateral-secured loans and leases in both the personal and commercial segments. Borrower debt service coverage is evaluated in the personal segment, and cash flow coverage is analyzed in the commercial segment. Similar risk characteristics by type of exposure are analyzed when determining the allowance for unfunded commitments and standby letters of credit. These qualitative factors, together with historical loss rates, serve as the basis for the allowance for credit losses.

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

Notes to Consolidated Financial Statements (continued)

The following table provides information regarding changes in the allowance for credit losses by segment during the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$194.2	$133.4	$327.6	$211.0	$117.9	$328.9
Charge-Offs	(0.9)	(11.7)	(12.6)	(3.2)	(11.2)	(14.4)
Recoveries	1.8	2.1	3.9	3.7	4.9	8.6

Net (Charge-Offs) Recoveries	0.9	(9.6)	(8.7)	0.5	(6.3)	(5.8)
Provision for Credit Losses	(7.9)	12.9	5.0	(9.5)	14.5	5.0
Effect of Foreign Exchange Rates	(0.1)	—	(0.1)	—	—	—

Balance at End of Period	$187.1	$136.7	$323.8	$202.0	$126.1	$328.1

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$103.9	$190.4	$294.3	$125.0	$144.8	$269.8
Evaluated for Inherent Impairment	12,578.1	15,990.5	28,568.6	12,772.2	16,462.5	29,234.7

Total Loans and Leases	12,682.0	16,180.9	28,862.9	12,897.2	16,607.3	29,504.5

Allowance for Loans and Leases
Specifically Evaluated for Impairment	13.5	6.8	20.3	11.0	7.0	18.0
Evaluated for Inherent Impairment	146.1	127.7	273.8	155.1	124.8	279.9

Allowance Assigned to Loans and Leases	159.6	134.5	294.1	166.1	131.8	297.9

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	27.5	2.2	29.7	28.1	1.6	29.7

Total Allowance for Credit Losses	$187.1	$136.7	$323.8	$194.2	$133.4	$327.6

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. At March 31, 2013, securities and loans totaling $26.7 billion ($18.6 billion of government sponsored agency and other securities, $296.3 million of obligations of states and political subdivisions, and $7.8 billion of loans) were pledged. This compares to $27.2 billion ($19.0 billion of government sponsored agency and other securities, $334.0 million of obligations of states and political subdivisions, and $7.9 billion of loans) at December 31, 2012. Collateral required for these purposes totaled $4.8 billion and $3.4 billion at March 31, 2013 and December 31, 2012, respectively. Included in the total pledged assets at March 31, 2013 and December 31, 2012 were available for sale securities with a total fair value of $480.1 million and $690.1 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Notes to Consolidated Financial Statements (continued)

Northern Trust is permitted to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2013 and December 31, 2012 was $250.0 million and $35.4 million, respectively. There was no repledged or sold collateral at March 31, 2013 or December 31, 2012. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.9 billion and $1.1 billion for the three months ended March 31, 2013 and 2012, respectively.

8. Goodwill and Other Intangibles – The carrying amounts of goodwill at March 31, 2013 and December 31, 2012 were as follows:

(In Millions)	March 31, 2013	December 31, 2012
Corporate and Institutional Services	$458.2	$466.3
Personal Financial Services	71.3	71.5

Total Goodwill	$529.5	$537.8

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Other intangible assets are included within other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at March 31, 2013 and December 31, 2012 were as follows:

(In Millions)	March 31, 2013	December 31, 2012
Gross Carrying Amount	$250.3	$252.1
Less: Accumulated Amortization	153.3	148.1

Net Book Value	$97.0	$104.0

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.2 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively. Amortization for the remainder of 2013 and for the years 2014, 2015, 2016, and 2017 is estimated to be $15.2 million, $20.3 million, $11.6 million, $9.0 million and $9.0 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following table shows the earnings contributions of Northern Trust’s business units for the three month periods ended March 31, 2013 and 2012.

Three Months Ended March 31,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$348.7	$317.0	$282.0	$258.2	$—	$—	$630.7	$575.2
Foreign Exchange Trading Income	58.2	57.5	1.3	4.4	—	—	59.5	61.9
Other Noninterest Income	40.2	48.6	17.2	22.7	2.7	0.6	60.1	71.9
Net Interest Income (FTE)*	64.1	77.0	147.8	161.1	21.8	28.2	233.7	266.3

Revenue*	511.2	500.1	448.3	446.4	24.5	28.8	984.0	975.3
Provision for Credit Losses	(2.7)	0.5	7.7	4.5	—	—	5.0	5.0
Noninterest Expense	398.7	398.0	301.8	303.7	28.4	21.9	728.9	723.6

Income before Income Taxes*	115.2	101.6	138.8	138.2	(3.9)	6.9	250.1	246.7
Provision for Income Taxes*	35.9	33.6	52.8	52.3	(2.6)	(0.4)	86.1	85.5

Net Income	$79.3	$68.0	$86.0	$85.9	$(1.3)	$7.3	$164.0	$161.2

Percentage of Consolidated Net Income	48%	42%	52%	53%	N/M	5%	100%	100%
Average Assets	$51,316.8	$49,662.2	$22,861.4	$23,563.9	$17,391.1	$21,902.0	$91,569.3	$95,128.1

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.6 million for 2013 and $9.9 million for 2012.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the changes in the components of accumulated other comprehensive income (loss) during the three months ended March 31, 2013 and 2012.

(In Millions)	Balance at December 31, 2012	Net Change	Balance at March 31, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$101.0	$1.3	$102.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	(5.2)	(6.6)
Net Foreign Currency Adjustments	10.5	(4.2)	6.3
Net Pension and Other Postretirement Benefit Adjustments	(393.1)	7.0	(386.1)

Total	$(283.0)	$(1.1)	$(284.1)

(In Millions)	Balance at December 31, 2011	Net Change	Balance at March 31, 2012
Net Unrealized Gains (Losses) on Securities Available for Sale	$39.8	$20.0	$59.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	(7.0)	11.3	4.3
Net Foreign Currency Adjustments	(9.5)	15.8	6.3
Net Pension and Other Postretirement Benefit Adjustments	(368.9)	22.2	(346.7)

Total	$(345.6)	$69.3	$(276.3)

	Three Months Ended March 31,
	2013			2012
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$2.1	$(0.8)	$1.3	$5.8	$(2.2)	$3.6
Other Unrealized Gains (Losses) on Securities Available for Sale	0.2	(0.1)	0.1	29.6	(11.1)	18.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	(0.2)	0.1	(0.1)	(3.4)	1.3	(2.1)

Net Change	$2.1	$(0.8)	$1.3	$32.0	$(12.0)	$20.0

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	$(9.2)	$2.9	$(6.3)	$18.9	$(7.0)	$11.9
Reclassification Adjustment for (Gains) Losses Included in Net Income	1.8	(0.7)	1.1	(1.0)	0.4	(0.6)

Net Change	$(7.4)	$2.2	$(5.2)	$17.9	$(6.6)	$11.3

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(56.4)	$0.5	$(55.9)	$34.9	$—	$34.9
Net Investment Hedge Gains (Losses)	82.8	(31.1)	51.7	(45.2)	26.1	(19.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	$26.4	$(30.6)	$(4.2)	$(10.3)	$26.1	$15.8

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	$—	$—	$—	$26.7	$(10.1)	$16.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	$11.2	$(4.2)	$7.0	$8.7	$(3.1)	$5.6

Net Change	$11.2	$(4.2)	$7.0	$35.4	$(13.2)	$22.2

Notes to Consolidated Financial Statements (continued)

The following table provides the location and before-tax amounts of reclassifications out of accumulated other comprehensive income (loss) during the three month period ended March 31, 2013.

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income for the Three Months Ended March 31, 2013
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$(0.2)

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/ Expense	$1.8

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial (Gain) Loss	Employee Benefits	$11.9
Amortization of Prior Service Cost	Employee Benefits	(0.7)

Gross Reclassification Adjustment		$11.2

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

($ In Millions Except Per Common Share Information)	2013	2012
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	239,167,559	241,090,093
Net Income Applicable to Common Stock	$164.0	$161.2
Less: Earnings Allocated to Participating Securities	2.5	2.1

Earnings Allocated to Common Shares Outstanding	$161.5	$159.1

Basic Net Income Per Common Share	0.68	0.66

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	239,167,559	241,090,093
Plus: Dilutive Effect of Share-based Compensation	1,021,656	466,003

Average Common and Potential Common Shares	240,189,215	241,556,096

Earnings Allocated to Common and Potential Common Shares	$161.5	$160.0
Diluted Net Income Per Common Share	0.67	0.66

Note: Common stock equivalents totaling 4,603,526 and 15,013,663 for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (continued)

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended March 31,
(In Millions)	2013	2012
Interest Income
Loans and Leases	$187.6	$217.6
Securities – Taxable	58.2	62.4
– Non-Taxable	3.3	5.2
Interest-Bearing Deposits with Banks	35.0	50.6
Federal Reserve Deposits and Other	2.6	5.2

Total Interest Income	286.7	341.0

Interest Expense
Deposits	29.1	46.3
Federal Funds Purchased	0.3	0.4
Securities Sold Under Agreements to Repurchase	0.1	0.1
Other Borrowings	0.7	1.0
Senior Notes	19.2	16.9
Long-Term Debt	10.6	19.1
Floating Rate Capital Debt	0.6	0.8

Total Interest Expense	60.6	84.6

Net Interest Income	$226.1	$256.4

13. Income Taxes – Income tax expense of $78.5 million was recorded in the current quarter, representing an effective tax rate of 32.4%. The prior year quarter provision for income taxes was $75.6 million, representing an effective tax rate of 31.9%.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three months ended March 31, 2013 and 2012.

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2013	2012
Service Cost	$7.6	$8.8
Interest Cost	10.5	10.4
Expected Return on Plan Assets	(23.1)	(21.8)
Amortization
Net Actuarial Loss	10.4	8.6
Prior Service Cost	(0.1)	(0.1)

Net Periodic Pension Expense	$5.3	$5.9

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended March 31,
(In Millions)	2013	2012
Interest Cost	$1.7	$1.6
Expected Return on Plan Assets	(1.5)	(1.6)
Net Actuarial Loss Amortization	0.1	0.2

Net Periodic Pension Expense	$0.3	$0.2

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2013	2012
Service Cost	$0.4	$0.7
Interest Cost	1.1	1.1
Amortization
Net Actuarial Loss	1.7	1.5
Prior Service Cost	0.1	0.1

Net Periodic Pension Expense	$3.3	$3.4

Net Periodic Postretirement Benefit Other Postretirement Plan	Three Months Ended March 31,
(In Millions)	2013	2012
Service Cost	$—	$0.1
Interest Cost	0.3	0.4
Amortization
Net Actuarial Gain	(0.3)	(0.3)
Prior Service Cost	(0.7)	(1.3)

Net Periodic Postretirement Benefit	$(0.7)	$(1.1)

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Amended and Restated Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance stock units.

In the first quarter of 2013, the Corporation granted 446,868 nonqualified stock options with a total grant-date fair value of $5.5 million, 1,149,213 stock unit awards with a total grant-date fair value of $60.6 million, and 296,650 performance stock units with a total grant-date fair value of $15.6 million. Stock and stock unit award compensation expense for the three months ended March 31, 2013 and 2012 include $1.5 million and $2.3 million, respectively, attributable to restricted stock units which vested in full and were expensed in their entirety on their date of grant. Compensation expense for the three months ended March 31, 2013 and 2012 include $2.1 million and $5.3 million, respectively, attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the grant date. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In Millions)	2013	2012
Stock and Stock Unit Awards	$12.4	$12.7
Stock Options	6.9	11.2
Performance Stock Units	1.2	0.3

Total Share-Based Compensation Expense	20.5	24.2

Tax Benefits Recognized	$7.7	$9.1

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2013 and December 31, 2012, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $666.8 million and $673.6 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

Tax Credit Structures. Northern Trust invests in community development projects that are designed to generate a return primarily through the realization of tax credits. The community development projects are formed as limited partnerships and LLCs, and Northern Trust typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the community development projects, which are deemed to be VIEs, is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any community development projects as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or to affect the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of March 31, 2013 and December 31, 2012, the carrying amounts of these investments in community development projects deemed to be VIEs, which are included in other assets in the consolidated balance sheet, were $236.7 million and $248.2 million, respectively. As of March 31, 2013 and December 31, 2012, liabilities related to unfunded commitments on investments in community development projects, which are included in other liabilities in the consolidated balance sheet, were $30.3 million and $33.1 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the community development projects that would expose it to a loss.

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

Notes to Consolidated Financial Statements (continued)

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

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.5 billion at March 31, 2013 and $4.6 billion at December 31, 2012.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of borrowers of securities. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $79.3 billion at March 31, 2013 and $69.7 billion at December 31, 2012. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at March 31, 2013 or December 31, 2012 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2013, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $126 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. The following is a description of the nature of certain of these matters.

Notes to Consolidated Financial Statements (continued)

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced putative class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). Based on our review of these matters, we believe we operated our securities lending program prudently and appropriately. At this stage of these proceedings, however, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

On August 24, 2010, a lawsuit (hereinafter referred to as the “Securities Class Action”) was filed in federal court in the Northern District of Illinois against the Corporation and three of its present or former officers, including the present and former Chief Executive Officers of the Corporation, on behalf of a purported class of purchasers of Corporation stock during the period from October 17, 2007 to October 20, 2009. The amended complaint alleges that during the purported class period the defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly taking insufficient provisions for credit losses with respect to the Corporation’s real estate loan portfolio and failing to make sufficient disclosures regarding its securities lending business. Plaintiff seeks compensatory damages in an unspecified amount. In March 2013, the court dismissed the Securities Class Action with leave to amend. At this stage of the suit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa, Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as

Notes to Consolidated Financial Statements (continued)

a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and as of March 31, 2013 had restrictions as to their sale or transfer.

Northern Trust is obligated to indemnify Visa for losses resulting from certain indemnified litigation involving Visa and has been required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled.

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

Contingent Purchase Consideration. In connection with acquisitions consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration at March 31, 2013 and December 31, 2012 was $51.4 million and $50.1 million, respectively.

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

All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $1,507.7 million as of March 31, 2013 and by $982.5 million as of December 31, 2012, as a result of master netting agreements in place. Derivative assets and liabilities recorded at March 31, 2013, also reflect reductions of $218.1 million and $472.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $118.6 million and $425.0 million, respectively, at December 31, 2012. Additional cash collateral received from and deposited with derivative counterparties totaling $64.8 million and $67.8 million, respectively, as of March 31, 2013, and $1.6 million and $73.3 million, respectively, as of December 31, 2012, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties.

Certain master netting agreements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of the net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $168.6 million and $178.9 million at March 31, 2013 and December 31, 2012, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $150.7 million and $155.4 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2013 and December 31, 2012 of $17.9 million and $23.5 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Client-Related and Trading Derivative Instruments. In excess of 96% of Northern Trust’s derivatives outstanding at March 31, 2013 and December 31, 2012, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

	March 31, 2013			December 31, 2012
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$234,808.9	$2,337.1	$2,280.2	$213,246.7	$1,735.3	$1,730.4
Interest Rate Option Contracts	23.9	—	—	31.4	—	—
Interest Rate Swap Contracts	4,882.7	166.9	159.8	4,915.2	180.6	174.0

Total	$239,715.5	$2,504.0	$2,440.0	$218,193.3	$1,915.9	$1,904.4

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2013 and 2012.

(In Millions)	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended March 31,
		2013	2012
Foreign Exchange Contracts	Foreign Exchange Trading Income	$59.5	$61.9
Interest Rate Swap and Option Contracts	Security Commissions and Trading Income	3.3	2.5

Total		$62.8	$64.4

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value, cash flow, or net investment hedges. Other derivatives that are entered into for risk management purposes as economic hedges are not formally designated as hedges and changes in fair value are recognized currently in other operating income.

In order to qualify for hedge accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in designated hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. If a derivative ceases to be highly effective, matures, is sold, or is terminated, or if a hedged forecasted transaction is no longer probable of occurring, hedge accounting is terminated and the derivative is treated as if it were a trading instrument.

Notes to Consolidated Financial Statements (continued)

The following table identifies the types and classifications of derivative instruments designated as hedges and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

			March 31, 2013			December 31, 2012
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,495.7	$5.7	$60.9	$3,617.0	$3.4	$75.1
Senior Notes and Long-Term Subordinated	Interest Rate Swap Contracts	Interest Rate	900.0	110.9	0.1	900.0	126.3	0.2
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Contracts	Foreign Currency	531.7	5.9	15.4	669.0	8.7	11.5

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Contracts	Foreign Currency	1,551.0	46.5	0.7	1,451.4	2.3	27.8

Total			$6,478.4	$169.0	$77.1	$6,637.4	$140.7	$114.6

In addition to the above, Sterling denominated debt, totaling $227.3 million and $242.3 million at March 31, 2013 and December 31, 2012, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three months ended March 31, 2013 and 2012.

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended March 31,
			2013	2012
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$3.4	$(3.9)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	(0.7)	35.4

Total			$2.7	$31.5

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in

Notes to Consolidated Financial Statements (continued)

assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were losses of $0.3 million and gains of $0.3 million recorded as changes within the fair values of hedged items for such “long-haul” hedges for the three months ended March 31, 2013 and 2012, respectively. Losses of $0.2 million and gains of $0.6 million related to hedge ineffectiveness were recorded during the three months ended March 31, 2013 and 2012, respectively, in connection with the hedging of available for sale investment securities, senior notes, and subordinated debt. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are also reclassified to earnings. Northern Trust assesses effectiveness using regression analysis for cash flow hedges of available for sale securities. Ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, twenty-three months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three months ended March 31, 2013 and 2012.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Three Months Ended March 31,	2013	2012	2013	2012
Net Gain/(Loss) Recognized in AOCI	$(9.2)	$18.9	$—	$—

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	(0.7)	(1.5)	—	—
Interest Income	—	—	—	0.2
Other Operating Expense	(1.1)	2.3	—	—

Total	$(1.8)	$0.8	$—	$0.2

During the three months ended March 31, 2013 and 2012, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $6.1 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Notes to Consolidated Financial Statements (continued)

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was no ineffectiveness recorded during the three months ended March 31, 2013 and 2012. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2013 and 2012.

	Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended March 31,
(In Millions)	2013	2012
Foreign Exchange Contracts	$66.3	$(36.3)
Sterling Denominated Subordinated Debt	16.5	(8.9)

Total	$82.8	$(45.2)

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

			March 31, 2013			December 31, 2012
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Commercial Loans and Loan Commitments	Credit Default Swap Contracts	Credit	$25.0	$—	$0.1	$42.5	$—	$1.0
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	7.1	—	0.2	2.2	0.1	—
Commercial Loans	Foreign Exchange Contracts	Foreign Currency	134.6	0.7	1.6	135.8	1.3	0.7
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	54.3	0.3	0.3	1,051.8	8.9	2.3

Total			$221.0	$1.0	$2.2	$1,232.3	$10.3	$4.0

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2013 and 2012.

(In Millions)	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended March 31,
		2013	2012
Credit Default Swap Contracts	Other Operating Income	$(0.1)	$(1.1)
Foreign Exchange Contracts	Other Operating Income	(2.9)	(0.3)

Total		$(3.0)	$(1.4)

19. Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheet as of March 31, 2013 and December 31, 2012.

March 31, 2013
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount ****
Derivative Assets *
Foreign Exchange Contracts Over the Counter (OTC)	$2,390.5	$1,411.5	$979.0	$—	$979.0
Interest Rate Swaps OTC	283.5	60.2	223.3	—	223.3
Cross Product Netting Adjustment	—	36.0	—	—	—
Cross Product Collateral Adjustment	—	218.1	—	—	—

Total **	$2,674.0	$1,725.8	$948.2	$—	$948.2

Securities Purchased under Agreements to Resell ***	$250.0	$—	$250.0	$250.0	$—

*	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $3,177.7 million as of March 31, 2013.
**	All derivative assets are subject to a master netting or similar arrangement.
***	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $1.5 million as of March 31, 2013.
****	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of March 31, 2013.

Notes to Consolidated Financial Statements (continued)

December 31, 2012
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount ****
Derivative Assets *
Foreign Exchange Contracts OTC	$1,756.6	$877.1	$879.5	$—	$879.5
Interest Rate Swaps OTC	310.3	68.3	242.0	—	242.0
Cross Product Netting Adjustment	—	37.1	—	—	—
Cross Product Collateral Adjustment	—	118.6	—	—	—

Total **	$2,066.9	$1,101.1	$965.8	$—	$965.8

Securities Purchased under Agreements to Resell ***	$35.4	$—	$35.4	$35.4	$—

*	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $2,964.4 million as of December 31, 2012.
**	All derivative assets are subject to a master netting or similar arrangement.
***	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $25.4 million as of December 31, 2012.
****	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2012.

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheet as of March 31, 2013 and December 31, 2012.

March 31, 2013
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount ***
Derivative Liabilities *
Foreign Exchange Contracts OTC	$2,298.4	$1,411.5	$886.9	$—	$886.9
Interest Rate Swaps OTC	220.8	60.2	160.6	—	160.6
Credit Default Swaps OTC	0.1	—	0.1	—	0.1
Cross Product Netting Adjustment	—	36.0	—	—	—
Cross Product Collateral Adjustment	—	472.2	—	—	—

Total **	$2,519.3	$1,979.9	$539.4	$—	$539.4

Securities Purchased under Agreements to Resell	$490.2	$—	$490.2	$490.2	$—

*	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $2,059.7 million as of March 31, 2013.
**	All derivative liabilities are subject to a master netting or similar arrangement.
***	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of March 31, 2013.

Notes to Consolidated Financial Statements (continued)

December 31, 2012
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount ***
Derivative Liabilities *
Foreign Exchange Contracts OTC	$1,772.7	$877.1	$895.6	$—	$895.6
Interest Rate Swaps OTC	249.3	68.3	181.0	—	181.0
Credit Default Swaps OTC	1.0	—	1.0	—	1.0
Cross Product Netting Adjustment	—	37.1	—	—	—
Cross Product Collateral Adjustment	—	425.0	—	—	—

Total **	$2,023.0	$1,407.5	$615.5	$—	$615.5

Securities Purchased under Agreements to Resell	$699.8	$—	$699.8	$699.8	$—

*	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $1,961.7 million as of December 31, 2012.
**	All derivative liabilities are subject to a master netting or similar arrangement.
***	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2012.

All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting agreement, which sets forth the rights and obligations for repurchase and offset. Under the master netting agreement, Northern Trust is entitled to set off receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty.

Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting agreements exist. Derivative assets and liabilities can be further offset by cash collateral received from, and deposited with, the transacting counterparty. The basis for this view is that, upon termination of transactions subject to a master netting arrangement, the individual derivative receivables do not represent resources to which general creditors have rights and individual derivative payables do not represent claims that are equivalent to the claims of general creditors.

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

Except as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors (continued)

Changes in regulatory capital requirements, and the application of those capital requirements to our business activities, could materially change the calculation of our risk-weighted assets, the capital required to operate our businesses, and our capital ratios over time. The Dodd-Frank Act, and the implementation of the Basel II and Basel III capital standards, could lead to higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. We use the “advanced measurement approach” to calculate capital under Basel II and Basel III, and that requires us to calculate our credit, market and operational risk exposures using current and historical data, including our own loss data as well as industry data. These calculations are largely quantitative, but they involve various assumptions and judgments as to credit and operational loss data, volatility measures, correlations and statistical models, that may vary from our actual experience. Our calculations are subject to periodic update and revalidation depending upon changes in our business activities, our actual experiences, market forces and events, regulatory rules and interpretations, and other factors. These changes could impact, and lead to greater volatility in, our Basel II and Basel III Advanced capital ratios that could be material over time.

In addition, the risk factor relating to attracting and retaining personnel is revised as follows:

Failure to attract and retain skilled people could negatively affect our prospects. Our success depends, in large part, on our ability to attract and retain key talent. Competition for the best people in most of our activities can be intense and we may not be able to hire and retain key personnel, including as a result of any restrictions on our compensation practices that may be imposed by governments or regulators. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, significant aspects of our compensation programs are performance-based. If we do not achieve applicable performance thresholds for a relevant period, employee compensation may be adversely affected, which could negatively affect our ability to attract and retain key personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan (3)
January 1-31, 2013	169,549	$51.05	169,549	6,640,623
February 1-28, 2013	728,343	52.81	728,343	5,912,280
March 1-31, 2013	505,474	54.15	505,474	5,406,806

Total (First Quarter)	1,403,366	$53.08	1,403,366	5,406,806

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	These shares were purchased under the Corporation’s previous stock buyback program, announced March 14, 2012, which authorized the purchase of up to 10.0 million shares of the Corporation’s common stock.
(3)	The maximum does not include shares authorized for purchase under the Corporation’s current stock buyback program announced April 16, 2013, which authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 30, 2013	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and
Chief Financial Officer

Date: April 30, 2013	By:	/s/ Richard D. Kukla
Richard D. Kukla
Senior Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

	(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.