Form 10-Q
period 2013-06-30
NORTHERN TRUST CORP
filed 2013-08-02
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

240,137,628 Shares—$1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2013)

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
FOR THE PERIOD ($ In Millions)	2013	2012	% Change (**)	2013	2012	% Change (**)
Noninterest Income
Trust, Investment and Other Servicing Fees	$657.3	$605.8	8%	$1,288.0	$1,181.0	9%
Foreign Exchange Trading Income	71.3	59.4	20	130.8	121.3	8
Treasury Management Fees	17.1	17.3	(1)	33.9	34.7	(2)
Security Commissions and Trading Income	18.3	17.4	5	36.6	35.7	2
Other Operating Income	36.3	34.0	6	61.1	72.6	(16)
Investment Security Gains (Losses), net	0.1	0.5	(93)	0.3	(1.9)	(113)

Total Noninterest Income	800.4	734.4	9	1,550.7	1,443.4	7

Net Interest Income	220.1	254.1	(13)	446.2	510.5	(13)
Provision for Credit Losses	5.0	5.0	—	10.0	10.0	—

Net Interest Income after Provision for Credit Losses	215.1	249.1	(14)	436.2	500.5	(13)

Noninterest Expense
Compensation	326.9	313.8	4	647.2	635.4	2
Employee Benefits	64.2	64.9	(1)	127.5	133.0	(4)
Outside Services	136.2	133.7	2	266.1	261.9	2
Equipment and Software	92.1	99.4	(7)	183.5	190.2	(4)
Occupancy	43.5	42.6	2	86.7	84.4	3
Other Operating Expense	66.8	62.9	6	147.6	136.0	9

Total Noninterest Expense	729.7	717.3	2	1,458.6	1,440.9	1

Income before Income Taxes	285.8	266.2	7	528.3	503.0	5
Provision for Income Taxes	94.7	86.6	9	173.2	162.2	7

Net Income	$191.1	$179.6	6%	$355.1	$340.8	4%

Average Total Assets	$92,849.6	$92,410.6	0%	$92,213.0	$93,769.3	(2)%
PER COMMON SHARE
Net Income – Basic	$0.78	$0.73	7%	$1.46	$1.39	5%
– Diluted	0.78	0.73	7	1.45	1.39	4
Cash Dividends Declared Per Common Share (*)	0.31	*	N/M	0.61	0.58	5
Book Value – End of Period (EOP)	32.17	30.73	5	32.17	30.73	5
Market Price – EOP	57.90	46.02	26	57.90	46.02	26
RATIOS
Return on Average Common Equity	10.02%	9.91%		9.43%	9.48%
Return on Average Assets	0.83	0.78		0.78	0.73
Dividend Payout Ratio	39.74	*		41.07	41.7
Average Stockholders’ Equity to Average Assets	8.24	7.9		8.24	7.7

PERIOD END ($ In Millions)	June 30, 2013	December 31, 2012	% Change (**)
Assets	$97,236.0	$97,463.8	(0)%
Earning Assets	84,623.9	87,472.7	(3)
Deposits	76,534.9	81,407.8	(6)
Stockholders’ Equity	7,724.6	7,527.0	3
PERIOD END CLIENT ASSETS ($ In Billions)
Assets Under Custody	$4,991.5	$4,804.9	4%
Assets Under Management	$803.0	758.9	6
RATIOS
Tier 1 Capital to Risk-Weighted Assets – EOP	13.1%	12.8%
Total Capital to Risk-Weighted Assets – EOP	14.4	14.3
Tier 1 Leverage Ratio	8.4	8.2

(*)	Cash dividends of $0.58 per common share were declared in the first quarter of 2012, comprised of a $0.28 per common share dividend declared January 17, 2012, paid April 2, 2012, and a $0.30 per common share dividend declared March 14, 2012, paid July 2, 2012.
(**)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

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

Overview

Net income per common share in the second quarter of 2013 was $0.78 compared to $0.73 per common share in the second quarter of 2012. Net income for the current quarter was $191.1 million compared to $179.6 million in the prior year quarter.

The performance in the current quarter produced an annualized return on average common equity of 10.0% as compared to 9.9% in the prior year quarter. The annualized return on average assets was 0.8% in both the current quarter and the prior year quarter.

Consolidated revenue of $1.02 billion in the current quarter was up $32.0 million, or 3%, from $988.5 million in the prior year quarter. Noninterest income, which represented 78% of revenue, increased $66.0 million, or 9%, to $800.4 million from the prior year quarter’s $734.4 million, primarily reflecting higher trust, investment and other servicing fees and increased foreign exchange trading income.

Net interest income for the quarter on a fully taxable equivalent (FTE) basis decreased $36.3 million, or 14%, to $228.0 million as compared to $264.3 million in the prior year quarter, primarily reflecting a continued decline in the net interest margin.

Noninterest expense totaled $729.7 million in the current quarter, up $12.4 million, or 2%, from $717.3 million in the prior year quarter.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30,
($ In Millions)	2013	2012	Change
Trust, Investment and Other Servicing Fees	$657.3	$605.8	$51.5	8%
Foreign Exchange Trading Income	71.3	59.4	11.9	20
Treasury Management Fees	17.1	17.3	(0.2)	(1)
Security Commissions and Trading Income	18.3	17.4	0.9	5
Other Operating Income	36.3	34.0	2.3	6
Investment Security Gains (Losses), net	0.1	0.5	(0.4)	(93)

Total Noninterest Income	$800.4	$734.4	$66.0	9%

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

The following tables present Northern Trust’s assets under custody and assets under management by business segment.

Assets Under Custody ($ In Billions)	June 30, 2013	March 31, 2013	June 30, 2012	Change Q2-13/ Q1-13	Change Q2-13/ Q2-12
Corporate and Institutional	$4,538.9	$4,569.1	$4,152.7	(1)%	9%
Personal	452.6	455.3	411.2	(1)	10

Total Assets Under Custody	$4,991.5	$5,024.4	$4,563.9	(1)%	9%

Assets Under Management ($ In Billions)	June 30, 2013	March 31, 2013	June 30, 2012	Change Q2-13/ Q1-13	Change Q2-13/ Q2-12
Corporate and Institutional	$600.5	$604.2	$528.4	(1)%	14%
Personal	202.5	206.0	175.9	(2)	15

Total Assets Under Management	$803.0	$810.2	$704.3	(1)%	14%

C&IS assets under custody totaled $4.5 trillion, up 9% from the prior year quarter, and included $2.8 trillion of global custody assets, 10% higher compared to the prior year quarter. C&IS assets under management included $97.8 billion of securities lending collateral, a 4% increase from the prior year quarter.

Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500 index and EAFE index (USD) of 17.9% and 15.1%, respectively.

Noninterest Income (continued)

Custodied and managed assets were invested as follows at June 30:

	2013			2012
	C&IS	PFS	Consolidated	C&IS	PFS	Consolidated
Assets Under Custody
Equities	46%	52%	46%	43%	46%	43%
Fixed Income Securities	35	24	34	37	26	36
Cash and Other Assets	19	24	20	20	28	21

Assets Under Management
Equities	54%	43%	51%	50%	36%	47%
Fixed Income Securities	14	29	18	16	33	20
Cash and Other Assets	32	28	31	34	31	33

Trust, investment and other servicing fees in C&IS increased $25.8 million, or 8%, to $364.2 million in the current quarter from the prior year quarter’s $338.4 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended June 30,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$234.4	$215.0	$19.4	9%
Investment Management	73.9	71.8	2.1	3
Securities Lending	31.1	30.7	0.4	1
Other	24.8	20.9	3.9	18

Total	$364.2	$338.4	$25.8	8%

Custody and fund administration fees, the largest component of C&IS fees, increased 9%, primarily reflecting favorable equity markets and new business. C&IS investment management fees increased 3%, reflecting the favorable impact of markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $9.8 million in the current quarter, compared to waived fees of $7.0 million in the prior year quarter. Securities lending revenue increased slightly, reflecting higher loan volumes, partially offset by lower spreads in the current quarter.

Trust, investment and other servicing fees in PFS totaled $293.1 million in the current quarter, increasing $25.7 million, or 10%, from $267.4 million in the prior year quarter. The increased fees in the current quarter are primarily attributable to the favorable impact of equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in PFS totaled $12.9 million in the current quarter compared with $10.0 million in the prior year quarter.

Foreign exchange trading income totaled $71.3 million, up $11.9 million, or 20%, compared with $59.4 million in the prior year quarter. The current quarter increase is attributable to higher currency market volatility and higher trading volumes compared to the prior year quarter.

Noninterest Income (continued)

Other operating income totaled $36.3 million in the current quarter, up $2.3 million, or 6%, from $34.0 million in the prior year quarter, reflecting increases in miscellaneous other income categories. The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30,
($ In Millions)	2013	2012	Change
Loan Service Fees	$14.7	$14.8	$(0.1)	—%
Banking Service Fees	13.0	13.7	(0.7)	(6)
Other Income	8.6	5.5	3.1	54

Total Other Operating Income	$36.3	$34.0	$2.3	6%

Net Interest Income

Net interest income for the quarter on an FTE basis totaled $228.0 million, down $36.3 million, or 14%, from $264.3 million in the prior year quarter. The decrease reflects a continued decline in the net interest margin to 1.10% from 1.28% in the prior year quarter. The current quarter decline in the net interest margin primarily reflects lower yields on earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates. Average earning assets for the quarter were $83.1 billion, relatively unchanged from $83.2 billion in the prior year quarter. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income stated on an FTE basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 21.

Federal Reserve deposits and other interest-bearing assets averaged $5.3 billion in the current quarter as compared to $3.6 billion in the prior year quarter, an increase of $1.7 billion, or 45%.

Average securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments, which are classified in other assets in the consolidated balance sheet, were $30.7 billion, down $716.1 million, or 2%, from $31.5 billion in the prior year quarter.

Loans and leases averaged $28.6 billion in the current quarter, down $455.7 million, or 2%, from $29.1 billion in the prior year quarter. Commercial and institutional loans averaged $7.5 billion in the current quarter, up $186.7 million, or 3%, from the prior year quarter’s average of $7.3 billion. Residential real estate loans averaged $10.2 billion in the current quarter, down $379.1 million, or 4%, from the prior year quarter’s average of $10.6 billion.

Net Interest Income (continued)

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $55.9 billion in the current quarter, compared to $53.6 billion in the prior year quarter, an increase of $2.3 billion, or 4%. Other interest-bearing funds averaged $8.5 billion in the current quarter, an increase of $295.4 million, or 4%, from $8.2 billion in the prior year quarter, primarily attributable to an increase in short-term borrowings and senior notes, partially offset by lower levels of long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings.

Average net noninterest-related funds utilized to fund earning assets decreased $2.6 billion, or 12%, to $18.7 billion from $21.3 billion in the prior year quarter, resulting primarily from lower levels of demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on pages 22 and 23.

Provision for Credit Losses

The provision for credit losses was $5.0 million in both the current quarter and prior year quarter. Net charge-offs were $8.1 million in the current quarter resulting from $15.6 million of charge-offs and $7.5 million of recoveries, compared to $3.2 million of net charge-offs in the prior year quarter resulting from $16.2 million of charge-offs and $13.0 million of recoveries. Nonperforming loans and leases increased $26.9 million, or 11%, from the prior year quarter. Residential real estate loans and commercial real estate loans accounted for 66% and 23%, respectively, of total nonperforming loans at June 30, 2013. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section on page 17.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended June 30,
($ In Millions)	2013	2012	Change
Compensation	$326.9	$313.8	$13.1	4%
Employee Benefits	64.2	64.9	(0.7)	(1)
Outside Services	136.2	133.7	2.5	2
Equipment and Software	92.1	99.4	(7.3)	(7)
Occupancy	43.5	42.6	0.9	2
Other Operating Expense	66.8	62.9	3.9	6

Total Noninterest Expense	$729.7	$717.3	$12.4	2%

Noninterest Expense (continued)

Compensation expense, the largest component of noninterest expense, equaled $326.9 million, up $13.1 million, or 4%, from $313.8 million in the prior year quarter. The increase is primarily attributable to higher staff levels and base pay adjustments. Staff on a full-time equivalent basis at June 30, 2013 totaled approximately 14,500, up 3% from a year ago.

Employee benefit expense equaled $64.2 million, down slightly from $64.9 million in the prior year quarter.

Expense associated with outside services totaled $136.2 million, up 2% from $133.7 million in the prior year quarter, primarily reflecting higher technical services and consulting expense in the current quarter.

Equipment and software expense totaled $92.1 million, down $7.3 million, or 7%, from $99.4 million in the prior year quarter. The prior year quarter included a $10.5 million software write-off. Excluding the prior period write-off, equipment and software expense increased 4% due to higher software amortization, partially offset by lower computer maintenance and repair expense.

Occupancy expense equaled $43.5 million, an increase of 2% from $42.6 million in the prior year quarter.

The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended June 30,
($ In Millions)	2013	2012	Change
Business Promotion	$20.7	$20.4	$0.3	1%
FDIC Insurance Premiums	5.1	7.2	(2.1)	(29)
Staff Related	8.0	7.4	0.6	7
Other Intangible Amortization	5.1	5.5	(0.4)	(7)
Other Expenses	27.9	22.4	5.5	25

Total Other Operating Expense	$66.8	$62.9	$3.9	6%

The increase in the other expenses component of other operating expense reflects current quarter increases within various miscellaneous expense categories.

Provision for Income Taxes

Income tax expense was $94.7 million in the current quarter, representing an effective tax rate of 33.1%, and $86.6 million in the prior year quarter, representing an effective tax rate of 32.5%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three and six month periods ended June 30, 2013 and 2012. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$364.2	$338.4	$293.1	$267.4	$—	$—	$657.3	$605.8
Foreign Exchange Trading Income	69.8	56.5	1.5	2.9	—	—	71.3	59.4
Other Noninterest Income	45.6	47.1	24.3	24.1	1.9	(2.0)	71.8	69.2
Net Interest Income (FTE)*	66.0	72.0	141.2	158.4	20.8	33.9	228.0	264.3

Revenue*	545.6	514.0	460.1	452.8	22.7	31.9	1,028.4	998.7
Provision for Credit Losses	1.2	(0.5)	3.8	5.5	—	—	5.0	5.0
Noninterest Expense	396.0	397.5	301.8	289.5	31.9	30.3	729.7	717.3

Income (loss) before Income Taxes*	148.4	117.0	154.5	157.8	(9.2)	1.6	293.7	276.4
Provision for Income Taxes*	48.3	35.8	58.0	59.8	(3.7)	1.2	102.6	96.8

Net Income	$100.1	$81.2	$96.5	$98.0	$(5.5)	$0.4	$191.1	$179.6

Percentage of Consolidated Net Income	52%	45%	51%	55%	(3)%	—%	100%	100%
Average Assets	$51,976.0	$48,616.8	$22,803.8	$23,488.3	$18,069.8	$20,305.5	$92,849.6	$92,410.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.9 million for 2013 and $10.2 million for 2012.

Six Months Ended June 30,	Corporate and Institutional Services		Personal Financial Services		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$712.9	$655.4	$575.1	$525.6	$—	$—	$1,288.0	$1,181.0
Foreign Exchange Trading Income	128.0	114.0	2.8	7.3	—	—	130.8	121.3
Other Noninterest Income	85.8	95.7	41.5	46.8	4.6	(1.4)	131.9	141.1
Net Interest Income (FTE)*	130.1	149.0	289.0	319.5	42.6	62.1	461.7	530.6

Revenue*	1,056.8	1,014.1	908.4	899.2	47.2	60.7	2,012.4	1,974.0
Provision for Credit Losses	(1.5)	—	11.5	10.0	—	—	10.0	10.0
Noninterest Expense	794.7	795.5	603.6	593.2	60.3	52.2	1,458.6	1,440.9

Income (loss) before Income Taxes*	263.6	218.6	293.3	296.0	(13.1)	8.5	543.8	523.1
Provision for Income Taxes*	84.2	69.4	110.8	112.1	(6.3)	0.8	188.7	182.3

Net Income	$179.4	$149.2	$182.5	$183.9	$(6.8)	$7.7	$355.1	$340.8

Percentage of Consolidated Net Income	51%	44%	51%	54%	(2)%	2%	100%	100%
Average Assets	$51,648.2	$49,139.5	$22,832.4	$23,526.1	$17,732.4	$21,103.7	$92,213.0	$93,769.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.5 million for 2013 and $20.1 million for 2012.

Corporate and Institutional Services

C&IS net income for the quarter totaled $100.1 million in the current quarter as compared to $81.2 million in the prior year quarter, an increase of $18.9 million, or 23%. Noninterest income was $479.6 million, up $37.6 million, or 9%, from $442.0 million in the prior year quarter. The increase primarily reflects higher trust, investment and other servicing fees and increased foreign exchange trading income.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended June 30,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$234.4	$215.0	$19.4	9%
Investment Management	73.9	71.8	2.1	3
Securities Lending	31.1	30.7	0.4	1
Other	24.8	20.9	3.9	18

Total	$364.2	$338.4	$25.8	8%

Custody and fund administration fees, the largest component of C&IS trust, investment and other servicing fees, increased 9%, primarily reflecting favorable equity markets and new business. C&IS investment management fees increased 3%, reflecting the favorable impact of markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $9.8 million in the current quarter, compared to waived fees of $7.0 million in the prior year quarter. Securities lending revenue increased slightly, reflecting higher loan volumes, partially offset by lower spreads in the current quarter.

Foreign exchange trading income totaled $69.8 million in the current quarter, an increase of $13.3 million, or 24%, from $56.5 million in the prior year quarter, attributable to higher currency market volatility and higher trading volumes.

Other noninterest income totaled $45.6 million in the current quarter, a decrease of 3% from $47.1 million in the prior year quarter.

Net interest income stated on an FTE basis was $66.0 million, down $6.0 million, or 8%, from $72.0 million in the prior year quarter, primarily reflecting a decrease in the net interest margin. The current quarter net interest margin equaled 0.61% as compared to 0.71% in the prior year quarter. The lower net interest margin is primarily due to lower yields on earning assets, partially offset by lower deposit rates as a result of the low interest rate environment. Earning assets averaged $44.1 billion for the quarter, an increase of $3.2 billion, or 8%, from $40.9 billion in the prior year quarter. Earning assets were primarily comprised of interest-bearing deposits with banks and loans and leases. Funding sources were primarily comprised of non-U.S. custody related interest-bearing deposits.

A provision for credit losses of $1.2 million was recorded in the current quarter as compared to the prior year quarter’s negative provision of $0.5 million. The current quarter provision reflects higher loan balances, partially offset by continued improvement in loan portfolio credit quality metrics.

Corporate and Institutional Services (continued)

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $396.0 million, relatively unchanged from the prior year quarter’s $397.5 million.

Personal Financial Services

PFS net income for the current quarter was $96.5 million, down 2%, from $98.0 million in the prior year quarter. Noninterest income was $318.9 million, up $24.5 million, or 8%, from $294.4 million in the prior year quarter. Trust, investment and other servicing fees totaled $293.1 million in the current quarter, increasing $25.7 million, or 10%, from $267.4 million in the prior year quarter. The increased fees are primarily attributable to favorable equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in PFS totaled $12.9 million in the current quarter compared with $10.0 million in the prior year quarter. Other noninterest income totaled $24.3 million, relatively unchanged from a year ago.

Net interest income stated on an FTE basis was $141.2 million, down $17.2 million, or 11%, from $158.4 million in the prior year quarter, primarily due to a lower net interest margin. The net interest margin decreased to 2.54% from 2.76% in the prior year quarter as a result of lower yields on earnings assets, partially offset by lower deposit rates as a result of the low interest rate environment. Loans and leases, which represented 99% of average earning assets, averaged $22.4 billion, down $635.0 million, or 3%, from $23.1 billion in the prior year quarter. Funding sources were primarily comprised of domestic retail interest-bearing deposits.

A provision for credit losses of $3.8 million was recorded in the current quarter, compared to $5.5 million in the prior year quarter. The current quarter provision primarily reflects continued weakness within the residential real estate loan class.

Total PFS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from NTGI and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $301.8 million compared with $289.5 million in the prior year quarter, an increase of $12.3 million, or 4%. The increase primarily reflects higher indirect expense allocations and higher compensation expense in the current quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income in the current quarter totaled $1.9 million, compared to negative $2.0 million in the prior year quarter. Net interest income in the current quarter was $20.8 million, compared to $33.9 million in the prior year quarter, a decrease of $13.1 million, or 39%. The decrease primarily reflects lower yields on securities and a decline in average earning assets of $2.8 billion, or 15%, to $16.4 billion in the current quarter.

Treasury and Other (continued)

Noninterest expense for the quarter totaled $31.9 million compared with $30.3 million in the prior year quarter, an increase of 5%, reflecting current quarter increases within various miscellaneous expense categories.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $1.45 was reported for the six months ended June 30, 2013 compared with net income per common share of $1.39 reported in the prior year period. The current period’s net income totaled $355.1 million as compared to $340.8 million in the prior year period. The performance in the current period produced an annualized return on average common equity of 9.4%, compared to 9.5% in the prior year period. The annualized return on average assets was 0.8% in the current period and 0.7% in prior year period.

Revenue for the six months ended June 30, 2013 totaled $2.00 billion, up $43.0 million, or 2%, from the prior year period’s $1.95 billion. Noninterest income, which represented 78% of total revenue, was $1.55 billion, up $107.3 million, or 7%, from the prior year period. Trust, investment and other servicing fees increased $107.0 million, or 9%, to $1.29 billion in the current period.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Six Months Ended June 30,
($ In Millions)	2013	2012	Change
Trust, Investment and Other Servicing Fees	$1,288.0	$1,181.0	$107.0	9%
Foreign Exchange Trading Income	130.8	121.3	9.5	8
Treasury Management Fees	33.9	34.7	(0.8)	(2)
Security Commissions and Trading Income	36.6	35.7	0.9	2
Other Operating Income	61.1	72.6	(11.5)	(16)
Investment Security Gains (Losses), net	0.3	(1.9)	2.2	(113)

Total Noninterest Income	$1,550.7	$1,443.4	$107.3	7%

Trust, investment and other servicing fees from C&IS increased $57.5 million, or 9%, totaling $712.9 million, compared to $655.4 million a year ago.

C&IS Trust, Investment and Other Servicing Fees	Six Months Ended June 30,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$458.2	$424.8	$33.4	8%
Investment Management	149.4	133.6	15.8	12
Securities Lending	53.4	52.2	1.2	2
Other	51.9	44.8	7.1	16

Total	$712.9	$655.4	$57.5	9%

Noninterest Income (continued)

Custody and fund administration fees, the largest component of C&IS fees, increased 8%, primarily reflecting the favorable impact of equity markets and new business. C&IS investment management fees increased 12%, reflecting the favorable impact of equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $18.6 million in the current period compared to waived fees of $17.6 million in the prior year period.

Trust, investment and other servicing fees in PFS totaled $575.1 million in the current period, increasing $49.5 million, or 9%, from $525.6 million in the prior year period. The increased fees in the current period are primarily attributable to favorable equity markets and new business, partially offset by higher waived fees in money market mutual funds. Waived fees in PFS, attributable to the low short-term interest rates, totaled $26.3 million in the current period compared with $24.8 million in the prior year period.

Foreign exchange trading income increased $9.5 million, or 8%, and totaled $130.8 million in the period compared with $121.3 million in the prior year period. The current period increase is attributable to higher currency market volatility and trading volumes compared to the prior year period.

Other Operating Income	Six Months Ended June 30,
($ In Millions)	2013	2012	Change
Loan Service Fees	$29.6	$31.6	$(2.0)	(6)%
Banking Service Fees	25.4	27.6	(2.2)	(8)
Other Income	6.1	13.4	(7.3)	(55)

Total Other Operating Income	$61.1	$72.6	$(11.5)	(16)%

Other operating income decreased $11.5 million, or 16%, for the period to $61.1 million compared with $72.6 million in the prior year period. The current period includes a $12.4 million write-off of certain fee receivables resulting from the correction of an accrual methodology followed in prior years.

Net investment security gains in the current period totaled $0.3 million, compared to $1.9 million losses in the prior year period. Net investment security losses in the prior year period included $3.1 million of credit-related other-than-temporary impairment.

Net Interest Income

Net interest income, stated on an FTE basis, totaled $461.7 million, a decrease of $68.9 million, or 13%, from $530.6 million reported in the prior year period. The decrease reflects a continued decline in the net interest margin to 1.13% from 1.26% in the prior year period. The current period decline in the net interest margin primarily reflects lower yields on earning assets and decreased average earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates. Total average earning assets for the period were $82.6 billion, down $2.0 billion, or 2%, from $84.6 billion in the prior year period.

Provision for Credit Losses

The provision for credit losses was $10.0 million for the current and prior year period. Net charge-offs totaled $16.8 million in the current period, compared to $9.0 million in the 2012 period, and included recoveries of $11.4 million and $21.6 million, respectively. The current period provision reflects improvement in the commercial and institutional and commercial real estate loan classes, partially offset by continued weakness in the residential real estate loan class. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section on page 17.

Noninterest Expense

Noninterest expense totaled $1.46 billion for the period, up $17.7 million, or 1%, from the prior year period’s $1.44 billion. The components of noninterest expense are provided below.

Noninterest Expense	Six Months Ended June 30,
($ In Millions)	2013	2012	Change
Compensation	$647.2	$635.4	$11.8	2%
Employee Benefits	127.5	133.0	(5.5)	(4)
Outside Services	266.1	261.9	4.2	2
Equipment and Software	183.5	190.2	(6.7)	(4)
Occupancy	86.7	84.4	2.3	3
Other Operating Expense	147.6	136.0	11.6	9

Total Noninterest Expense	$1,458.6	$1,440.9	$17.7	1%

Compensation expense, the largest component of noninterest expense, equaled $647.2 million, up $11.8 million, or 2% from prior year period’s $635.4 million. The increase is primarily attributable to higher staff levels and base pay adjustments.

The decrease in employee benefit expense of $5.5 million primarily reflects lower expense associated with employee medical benefits.

Outside services expense increased 2% from the prior year period, primarily reflecting higher technical services and consulting expense.

Equipment and software expense totaled $183.5 million, down $6.7 million, or 4% from $190.2 million in the prior year period. The prior year period included equipment and software write-offs of $15.1 million. Excluding the prior period write-off, equipment and software expense increased 5% in the current period, primarily due to higher amortization.

Noninterest Expense (Continued)

The components of other operating expense are provided below.

Other Operating Expense	Six Months Ended June 30,
($ In Millions)	2013	2012	Change
Business Promotion	$49.4	$48.7	$0.7	1%
FDIC Insurance Premiums	11.8	11.5	0.3	3
Staff Related	18.5	17.2	1.3	8
Other Intangible Amortization	10.3	10.3	—	—
Other Expenses	57.6	48.3	9.3	19

Total Other Operating Expense	$147.6	$136.0	$11.6	9%

The increase in the other expenses component of other operating expense primarily reflects higher charges associated with account servicing activities and increases within various other miscellaneous expense categories.

Provision for Income Taxes

Total income tax expense was $173.2 million for the six months ended June 30, 2013, representing an effective tax rate of 32.8%. This compares with $162.2 million of income tax expense and an effective tax rate of 32.3% in the prior year period.

BALANCE SHEET

Total assets at June 30, 2013 were $97.2 billion and averaged $92.8 billion for the current quarter compared with total assets of $94.5 billion at June 30, 2012 and average total assets of $92.4 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $28.8 billion at June 30, 2013 and averaged $28.6 billion in the current quarter, down 3% and 2%, respectively, compared to $29.6 billion at June 30, 2012 and a $29.1 billion average in the prior year quarter. Securities, including Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet, totaled $30.7 billion at June 30, 2013 and averaged $30.7 billion for the current quarter, up 3% and down 2%, respectively, compared to $29.7 billion at June 30, 2012 and $31.5 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets in aggregate totaled $25.1 billion at June 30, 2013 and averaged $23.8 billion in the current quarter, down 7% and up 5%, respectively, from the prior year quarter. Interest-bearing deposits at June 30, 2013 totaled $56.8 billion and averaged $55.9 billion, up 3% and 4%, respectively, compared to $55.3 billion at June 30, 2012 and a $53.6 billion average in the prior year quarter. Noninterest-bearing deposits at June 30, 2013 totaled $19.7 billion and averaged $17.5 billion, down 9% and 11%, respectively, compared to $21.7 billion at June 30, 2012 and a $19.7 billion average in the prior year quarter.

BALANCE SHEET (continued)

Total stockholders’ equity averaged $7.6 billion, up $0.3 million, or 5%, from the prior year quarter’s average of $7.3 billion. The increase primarily reflects earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the three and six months ended June 30, 2013, the Corporation repurchased 281,326 shares at a cost of $15.3 million ($54.28 average price per share) and 1,684,692 shares at a cost of $89.8 million ($53.28 average price per share), respectively. The Corporation’s common stock repurchase authorization was replaced in April of 2013, pursuant to which the Corporation is authorized to purchase up to 11.7 million additional shares after June 30, 2013.

Northern Trust’s risk-based capital ratios remained strong at June 30, 2013 and exceeded the minimum regulatory requirements established by U.S. banking regulators. The Corporation and the Bank each had capital ratios at June 30, 2013 that were above the level required for classification as a “well capitalized” institution. Shown below are the capital ratios of the Corporation and the Bank as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.1%	14.4%	8.4%	12.8%	14.3%	8.2%
The Northern Trust Company	11.3%	13.0%	7.3%	11.9%	13.7%	7.6%
Minimum to Qualify as Well Capitalized	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

The following table provides the Corporation’s ratios of tier 1 capital and tier 1 common equity to risk-weighted assets, as well as a reconciliation of tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP to tier 1 common equity.

($ In Millions)	June 30, 2013	December 31, 2012
Ratios
Tier 1 Capital	13.1%	12.8%
Tier 1 Common Equity	12.6%	12.4%

Tier 1 Capital	$7,776.1	$7,489.0
Less: Floating Rate Capital Securities	268.8	268.7

Tier 1 Common Equity	$7,507.3	$7,220.3

Northern Trust is providing the tier 1 common equity ratio, a non-GAAP financial measure, in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is a measure that Northern Trust and investors use to assess capital adequacy.

Statement of Cash Flows

For the six months ended June 30, 2013, net cash used in operating activities was $1.3 billion, attributable to a net increase in required collateral posted with derivative counterparties as a result of market movements on client-related and trading derivative instruments.

Net cash provided by investing activities was $2.7 billion for the six months ended June 30, 2013, primarily the result of decreases in Federal Reserve deposits and other interest-bearing assets and in loans and leases, as well as net changes within securities held to maturity and available for sale and within client settlement receivables. The net decrease in Federal Reserve deposits and other interest-bearing assets reflects lower client deposit levels, partially offset by higher levels of short-term borrowing.

For the six months ended June 30, 2013, net cash used in financing activities totaled $436.5 million, primarily reflecting a decline in the level of deposits, partially offset by an increase in federal funds purchased and short-term other borrowings. The decline in deposits was primarily due to a decline in U.S. demand deposits from the level at December 31, 2012, largely driven by the expiration on that date of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program which had provided unlimited deposit insurance. The increases in federal funds purchased and short-term other borrowings reflect additional borrowing activity in the federal funds market and additional short-term borrowings from the Federal Home Loan Bank.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 85% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2013 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, supranational, sovereign and non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 3% was rated below double-A, and 8% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Net unrealized gains within the investment securities portfolio totaled $40.6 million at June 30, 2013, comprised of $172.0 million and $131.4 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at June 30, 2013, the largest component, totaling $61.3 million, was corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase; 50% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $40.9 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase.

ASSET QUALITY (continued)

There were no other-than-temporary impairment losses for the three or six months ended June 30, 2013 or the three months ended June 30, 2012. Credit-related losses recognized in earnings on other-than-temporarily impaired securities totaled $3.1 million for the six months ended June 30, 2012. Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment in accordance with GAAP and Northern Trust’s security impairment review policy.

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

Eurozone Exposure

Northern Trust continues to closely monitor developments related to the European debt crisis. Northern Trust considers Ireland, Portugal, Italy, Greece, Spain and Cyprus to be those eurozone countries experiencing significant economic, fiscal and/or political strains. At June 30, 2013, Northern Trust’s gross exposure to obligors in Ireland totaled approximately $1.2 billion, or 1% of Northern Trust’s total consolidated assets. There was no exposure to obligors in Portugal, Italy, Greece, Spain or Cyprus and no exposure to sovereign debt securities in those countries as of June 30, 2013. Of the total exposure to obligors in Ireland, $6 million was to banks and the remainder was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to these borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. Exposure levels at June 30, 2013 reflect Northern Trust’s risk management policies and practices, which operate to limit exposures to higher risk European financial and sovereign entities.

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans.

ASSET QUALITY (continued)

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

($ In Millions)	June 30, 2013		March 31, 2013		December 31, 2012		June 30, 2012
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$25.0		$21.1		$21.6		$32.9
Commercial Real Estate	61.5		53.7		56.4		41.1

Total Commercial	86.5		74.8		78.0		74.0

Personal
Residential Real Estate	177.2		173.6		174.6		163.1
Private Client	3.0		3.3		2.2		2.7

Total Personal	180.2		176.9		176.8		165.8

Total Nonperforming Loans and Leases	266.7		251.7		254.8		239.8
Other Real Estate Owned	14.5		10.5		20.3		25.3

Total Nonperforming Assets	$281.2		$262.2		$275.1		$265.1

90 Day Past Due Loans Still Accruing	$18.5		$11.1		$19.0		$31.6

Nonperforming Loans and Leases to Total Loans and Leases	0.93%		0.87%		0.86%		0.81%

Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.1	x	1.2	x	1.2	x	1.3	x

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on both net interest income and credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Nonperforming assets of $281.2 million as of June 30, 2013 continue to reflect the deterioration in overall economic conditions experienced since the onset of the economic downturn in 2008 and its effect on Northern Trust’s loan portfolio, primarily within the residential real estate and commercial real estate loan classes.

Importantly, Northern Trust focuses its lending efforts on clients who are looking to utilize a full range of financial services with Northern Trust. Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of conventional home mortgages and equity credit lines, which generally require loan to collateral values of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties.

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

ASSET QUALITY (continued)

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

The provision for credit losses totaled $5.0 million in the current quarter and the prior year quarter. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 66% and 68% of total nonperforming loans and leases at June 30, 2013 and 2012, respectively.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2013 and 2012 due to charge-offs, recoveries, and the provision for credit losses.

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	June 30, 2013		March 31, 2013		December 31, 2012		June 30, 2012
		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans to	Allowance	Loans to	Allowance	Loans to	Allowance	Loans to
($ In Millions)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Specific Allowance	$32.9	—%	$34.8	—%	$32.5	—%	$30.9	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	73.7	25	74.4	25	79.2	25	85.8	24
Commercial Real Estate	74.6	10	77.0	10	80.6	10	82.8	10
Lease Financing, net	4.5	3	5.0	4	5.5	4	3.4	4
Non-U.S.	2.3	5	2.7	4	3.4	4	4.1	4
Other	—	1	—	2	—	1	—	2

Total Commercial	155.1	44	159.1	45	168.7	44	176.1	44

Personal
Residential Real Estate	116.4	36	115.2	35	110.9	35	107.1	36
Private Client	16.3	20	14.7	20	15.5	21	15.8	19
Other	—	—	—	—	—	—	—	1

Total Personal	132.7	56	129.9	55	126.4	56	122.9	56

Total Allocated Inherent Allowance	$287.8	100%	$289.0	100%	$295.1	100%	$299.0	100%

Total Allowance for Credit Losses	320.7		323.8		327.6		329.9

Allowance Assigned to
Loans and Leases	$290.4		$294.1		$297.9		$300.3
Unfunded Commitments and Standby Letters of Credit	30.3		29.7		29.7		29.6

Total Allowance for Credit Losses	$320.7		$323.8		$327.6		$329.9

Allowance Assigned to Loans and Leases to Total Loans and Leases	1.01%		1.02%		1.01%		1.01%

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

	Three Months Ended
	June 30, 2013			June 30, 2012
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$275.3	$7.9	$283.2	$321.5	$10.2	$331.7
Interest Expense	55.2	—	55.2	67.4	—	67.4

Net Interest Income	$220.1	$7.9	$228.0	$254.1	$10.2	$264.3

Net Interest Margin	1.06%		1.10%	1.23%		1.28%

	Six Months Ended
	June 30, 2013			June 30, 2012
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$562.0	$15.5	$577.5	$662.5	$20.1	$682.6
Interest Expense	115.8	—	115.8	152.0	—	152.0

Net Interest Income	$446.2	$15.5	$461.7	$510.5	$20.1	$530.6

Net Interest Margin	1.09%		1.13%	1.21%		1.26%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	Second Quarter
EQUIVALENT BASIS)	2013			2012
		Average			Average
($ In Millions)	Interest	Balance	Rate (3)	Interest	Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.4	$309.8	0.51%	$0.1	$260.3	0.18%
Interest-Bearing Deposits with Banks	34.5	18,192.6	0.76	43.5	18,788.9	0.93
Federal Reserve Deposits and Other Interest-Bearing	3.4	5,275.5	0.26	2.2	3,643.4	0.24
Securities
U.S. Government	4.7	1,787.4	1.05	6.8	2,546.9	1.08
Obligations of States and Political Subdivisions	4.6	287.0	6.39	6.9	422.1	6.57
Government Sponsored Agency	17.5	17,270.4	0.41	28.5	17,827.2	0.64
Other (1)	31.0	11,397.2	1.09	36.5	10,661.9	1.38

Total Securities	57.8	30,742.0	0.75	78.7	31,458.1	1.01

Loans and Leases (2)	187.1	28,601.8	2.62	207.2	29,057.5	2.86

Total Earning Assets	283.2	83,121.7	1.37	331.7	83,208.2	1.60

Allowance for Credit Losses Assigned to Loans and Leases	—	(290.2)	—	—	(298.1)	—
Cash and Due from Banks	—	2,964.6	—	—	3,860.7	—
Buildings and Equipment	—	461.6	—	—	469.0	—
Client Security Settlement Receivables	—	822.2	—	—	488.1	—
Goodwill	—	531.3	—	—	535.0	—
Other Assets	—	5,238.4	—	—	4,147.7	—

Total Assets	$—	$92,849.6	—%	$—	$92,410.6	—%

Average Source of Funds
Deposits
Savings and Money Market	$2.3	$14,634.7	0.06%	$4.9	$14,095.6	0.14%
Savings Certificates and Other Time	3.4	2,199.1	0.62	5.2	3,098.3	0.67
Non-U.S. Offices—Interest-Bearing	19.3	39,043.3	0.20	22.6	36,431.2	0.25

Total Interest-Bearing Deposits	25.0	55,877.1	0.18	32.7	53,625.1	0.25
Short-Term Borrowings	1.4	4,750.0	0.12	1.9	4,165.6	0.18
Senior Notes	19.3	2,400.1	3.21	16.8	2,119.5	3.21
Long-Term Debt	8.9	1,105.2	3.24	15.3	1,674.9	3.66
Floating Rate Capital Debt	0.6	277.1	0.86	0.7	277.0	1.06

Total Interest-Related Funds	55.2	64,409.5	0.34	67.4	61,862.1	0.44

Interest Rate Spread	—	—	1.03	—	—	1.16
Demand and Other Noninterest-Bearing Deposits	—	17,468.1	—	—	19,720.1	—
Other Liabilities	—	3,323.7	—	—	3,539.6	—
Stockholders’ Equity	—	7,648.3	—	—	7,288.8	—

Total Liabilities and Stockholders’ Equity	$—	$92,849.6	—%	$—	$92,410.6	—%

Net Interest Income/Margin (FTE Adjusted)	$228.0	$—	1.10%	$264.3	$—	1.28%

Net Interest Income/Margin (Unadjusted)	$220.1	$—	1.06%	$254.1	$—	1.23%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2013/2012
	Change Due To
	Average
(In Millions)	Balance	Rate	Total
Earning Assets (FTE)	$(0.3)	$(48.2)	$(48.5)
Interest-Related Funds	2.8	(15.0)	(12.2)

Net Interest Income (FTE)	$(3.1)	$(33.2)	$(36.3)

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of June 30, 2013 and 2012.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:  Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $7.9 million and $10.2 million for the three months ended June 30, 2013 and 2012, respectively.

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

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	Six Months
EQUIVALENT BASIS)	2013			2012
		Average			Average
($ In Millions)	Interest	Balance	Rate (3)	Interest	Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.5	$279.8	0.36%	$0.2	$253.5	0.15%
Interest-Bearing Deposits with Banks	69.5	18,146.3	0.77	94.0	18,517.6	1.02
Federal Reserve Deposits and Other Interest-Bearing	5.9	4,577.7	0.26	7.3	5,664.4	0.26
Securities
U.S. Government	9.3	1,785.1	1.05	14.4	2,758.4	1.05
Obligations of States and Political Subdivisions	9.7	304.0	6.36	15.1	457.5	6.59
Government Sponsored Agency	45.4	17,772.7	0.52	58.2	17,685.0	0.66
Other (1)	61.0	11,145.2	1.10	67.4	10,463.3	1.29

Total Securities	125.4	31,007.0	0.82	155.1	31,364.2	0.99

Loans and Leases (2)	376.2	28,631.7	2.65	426.0	28,836.6	2.97

Total Earning Assets	577.5	82,642.5	1.41	682.6	84,636.3	1.62

Allowance for Credit Losses Assigned to Loans and Leases	—	(293.2)	—	—	(295.5)	—
Cash and Due from Banks	—	3,177.4	—	—	3,931.6	—
Buildings and Equipment	—	464.5	—	—	480.7	—
Client Security Settlement Receivables	—	807.8	—	—	454.6	—
Goodwill	—	532.0	—	—	534.5	—
Other Assets	—	4,882.0	—	—	4,027.1	—

Total Assets	$—	$92,213.0	—%	$—	$93,769.3	—%

Average Source of Funds
Deposits
Savings and Money Market	$5.2	$14,756.8	0.07%	$10.2	$14,351.2	0.14%
Savings Certificates and Other Time	7.3	2,291.8	0.64	10.3	3,084.9	0.67
Non-U.S. Offices—Interest-Bearing	41.6	39,132.1	0.21	58.6	37,706.0	0.31

Total Interest-Bearing Deposits	54.1	56,180.7	0.19	79.1	55,142.1	0.29
Short-Term Borrowings	2.5	4,081.4	0.13	3.2	4,196.9	0.16
Senior Notes	38.5	2,402.0	3.22	33.8	2,122.4	3.20
Long-Term Debt	19.5	1,191.0	3.31	34.4	1,832.1	3.77
Floating Rate Capital Debt	1.2	277.1	0.87	1.5	277.0	1.09

Total Interest-Related Funds	115.8	64,132.2	0.36	152.0	63,570.5	0.48

Interest Rate Spread	—	—	1.05	—	—	1.14
Demand and Other Noninterest-Bearing Deposits	—	17,184.9	—	—	19,593.6	—
Other Liabilities	—	3,299.9	—	—	3,377.2	—
Stockholders’ Equity	—	7,596.0	—	—	7,228.0	—

Total Liabilities and Stockholders’ Equity	$—	$92,213.0	—%	$—	$93,769.3	—%

Net Interest Income/Margin (FTE Adjusted)	$461.7	$—	1.13%	$530.6	$—	1.26%

Net Interest Income/Margin (Unadjusted)	$446.2	$—	1.09%	$510.5	$—	1.21%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2013/2012
	Change Due To
	Average
(In Millions)	Balance	Rate	Total
Earning Assets (FTE)	$(16.0)	$(89.1)	$(105.1)
Interest-Related Funds	1.3	(37.5)	(36.2)

Net Interest Income (FTE)	$(17.3)	$(51.6)	$(68.9)

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of June 30, 2013 and 2012.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:  Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $15.5 million and $20.1 million for the six months ended June 30, 2013 and 2012, respectively.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and particularly the continuing uncertainty in Europe; the downgrade of U.S. Government issued and other securities; the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and financial markets; geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of

FACTORS AFFECTING FUTURE RESULTS (continued)

continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; the impact of money market reforms; failure to obtain regulatory approvals when required, including for the use and distribution of capital; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; the impact of equity markets on fee revenue; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenue in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s success in implementing its revenue enhancement and expense management initiatives; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of the Basel II and Basel III capital regime and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II and Basel III, and potential legislation and regulations, including regulations that may be promulgated

FACTORS AFFECTING FUTURE RESULTS (continued)

under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

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

CONSOLIDATED BALANCE SHEET
(UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	June 30, 2013	December 31, 2012
Assets
Cash and Due from Banks	$4,630.9	$3,752.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	531.2	60.8
Interest-Bearing Deposits with Banks	17,838.5	18,803.5
Federal Reserve Deposits and Other Interest-Bearing	6,765.7	7,619.7
Securities
Available for Sale	27,476.5	28,643.5
Held to Maturity (Fair value of $2,767.8 and $2,394.8)	2,766.1	2,382.0
Trading Account	11.0	8.0

Total Securities	30,253.6	31,033.5

Loans and Leases
Commercial	12,619.6	12,897.2
Personal	16,190.8	16,607.3

Total Loans and Leases (Net of unearned income of $278.3 and $297.9)	28,810.4	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(290.4)	(297.9)
Buildings and Equipment	454.5	469.9
Client Security Settlement Receivables	1,486.2	2,049.1
Goodwill	530.4	537.8
Other Assets	6,225.0	3,930.2

Total Assets	$97,236.0	$97,463.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$14,973.5	$20,519.0
Savings and Money Market	14,113.0	15,189.7
Savings Certificates and Other Time	2,001.5	2,466.1
Non U.S. Offices – Noninterest-Bearing	4,748.5	3,512.8
– Interest-Bearing	40,698.4	39,720.2

Total Deposits	76,534.9	81,407.8
Federal Funds Purchased	2,283.3	780.2
Securities Sold Under Agreements to Repurchase	777.7	699.8
Other Borrowings	1,949.2	367.4
Senior Notes	2,398.3	2,405.8
Long-Term Debt	980.9	1,421.6
Floating Rate Capital Debt	277.1	277.0
Other Liabilities	4,310.0	2,577.2

Total Liabilities	89,511.4	89,936.8

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 240,137,628 and 238,914,988	408.6	408.6
Additional Paid-In Capital	1,014.3	1,012.7
Retained Earnings	6,909.2	6,702.7
Accumulated Other Comprehensive Loss	(350.7)	(283.0)
Treasury Stock (5,033,896 and 6,256,536 shares, at cost)	(256.8)	(314.0)

Total Stockholders’ Equity	7,724.6	7,527.0

Total Liabilities and Stockholders’ Equity	$97,236.0	$97,463.8

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$657.3	$605.8	$1,288.0	$1,181.0
Foreign Exchange Trading Income	71.3	59.4	130.8	121.3
Treasury Management Fees	17.1	17.3	33.9	34.7
Security Commissions and Trading Income	18.3	17.4	36.6	35.7
Other Operating Income	36.3	34.0	61.1	72.6
Investment Security Gains (Losses), net (Note)	0.1	0.5	0.3	(1.9)

Total Noninterest Income	800.4	734.4	1,550.7	1,443.4

Net Interest Income
Interest Income	275.3	321.5	562.0	662.5
Interest Expense	55.2	67.4	115.8	152.0

Net Interest Income	220.1	254.1	446.2	510.5
Provision for Credit Losses	5.0	5.0	10.0	10.0

Net Interest Income after Provision for Credit Losses	215.1	249.1	436.2	500.5

Noninterest Expense
Compensation	326.9	313.8	647.2	635.4
Employee Benefits	64.2	64.9	127.5	133.0
Outside Services	136.2	133.7	266.1	261.9
Equipment and Software	92.1	99.4	183.5	190.2
Occupancy	43.5	42.6	86.7	84.4
Other Operating Expense	66.8	62.9	147.6	136.0

Total Noninterest Expense	729.7	717.3	1,458.6	1,440.9

Income before Income Taxes	285.8	266.2	528.3	503.0
Provision for Income Taxes	94.7	86.6	173.2	162.2

Net Income	$191.1	$179.6	$355.1	$340.8

Net Income Applicable to Common Stock	$191.1	$179.6	$355.1	$340.8

Per Common Share
Net Income – Basic	$0.78	$0.73	$1.46	$1.39
– Diluted	0.78	0.73	1.45	1.39

Average Number of Common Shares Outstanding – Basic	239,738,592	240,900,839	239,454,653	240,995,466
– Diluted	241,040,681	241,367,982	240,617,300	241,462,039

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2013	2012	2013	2012
Net Income	191.1	$179.6	355.1	$340.8
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	(81.5)	11.7	(80.2)	31.7
Net Unrealized Gains (Losses) on Cash Flow Hedges	2.1	(8.9)	(3.1)	2.4
Foreign Currency Translation Adjustments	5.8	(5.9)	1.6	9.9
Pension and Other Postretirement Benefit Adjustments	7.0	5.3	14.0	27.5

Other Comprehensive Income	(66.6)	2.2	(67.7)	71.5

Comprehensive Income	124.5	$181.8	287.4	$412.3

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$—	$—	$(3.1)
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	—	—	—
Other Security Gains (Losses), net	0.1	0.5	0.3	1.2

Investment Security Gains (Losses), net	$0.1	$0.5	$0.3	$(1.9)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2013	2012
Common Stock
Balance at January 1 and June 30	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	1,012.7	977.5
Treasury Stock Transactions – Stock Options and Awards	(38.5)	(23.4)
Stock Options and Awards – Amortization	39.2	41.5
Stock Options and Awards – Tax Benefits	0.9	(0.3)

Balance at June 30	1,014.3	995.3

Retained Earnings
Balance at January 1	6,702.7	6,302.3
Net Income	355.1	340.8
Dividends Declared – Common Stock	(148.6)	(140.9)

Balance at June 30	6,909.2	6,502.2

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(283.0)	(345.6)
Net Unrealized Gains (Losses) on Securities Available for Sale	(80.2)	31.7
Net Unrealized Gains (Losses) on Cash Flow Hedges	(3.1)	2.4
Foreign Currency Translation Adjustments	1.6	9.9
Pension and Other Postretirement Benefit Adjustments	14.0	27.5

Balance at June 30	(350.7)	(274.1)

Treasury Stock
Balance at January 1	(314.0)	(225.5)
Stock Options and Awards	147.0	34.2
Stock Purchased	(89.8)	(50.4)

Balance at June 30	(256.8)	(241.7)

Total Stockholders’ Equity at June 30	$7,724.6	$7,390.3

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2013	2012
Cash Flows from Operating Activities:
Net Income	$355.1	$340.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	(0.3)	1.9
Amortization and Accretion of Securities and Unearned Income	19.5	(35.2)
Provision for Credit Losses	10.0	10.0
Depreciation on Buildings and Equipment	46.4	45.1
Amortization of Computer Software	99.6	90.1
Amortization of Intangibles	10.3	9.8
Pension Plan Contribution	(16.4)	(12.3)
Change in Receivables	94.5	(21.9)
Change in Interest Payable	(12.2)	(1.5)
Change in Collateral with Derivative Counterparties, net	(1,902.8)	(208.2)
Other Operating Activities, net	14.6	320.7

Net Cash Provided by (Used in) Operating Activities	(1,281.7)	539.3

Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(220.4)	98.8
Change in Interest-Bearing Deposits with Banks	169.4	(1,746.0)
Net Change in Federal Reserve Deposits and Other Interest-Bearing Assets	853.8	5,015.1
Purchases of Securities – Held to Maturity	(3,671.6)	(1,187.8)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	3,256.2	200.2
Purchases of Securities – Available for Sale	(3,729.4)	(12,704.1)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	4,761.3	15,596.7
Change in Loans and Leases	646.5	(549.2)
Purchases of Buildings and Equipment, net	(31.7)	(16.9)
Purchases and Development of Computer Software	(130.7)	(97.7)
Change in Client Settlement Receivables	561.1	53.5
Other Investing Activities, net	246.6	(53.7)

Net Cash Provided by (Used in) Investing Activities	2,711.1	4,608.9

Cash Flows from Financing Activities:
Change in Deposits	(3,595.4)	(5,681.6)
Change in Federal Funds Purchased	1,503.2	1,227.0
Change in Securities Sold under Agreements to Repurchase	77.9	(966.0)
Change in Short-Term Other Borrowings	1,458.3	153.5
Repayments of Senior Notes and Long-Term Debt	(402.1)	(476.8)
Treasury Stock Purchased	(89.5)	(50.2)
Net Proceeds from Stock Options	108.1	52.2
Cash Dividends Paid on Common Stock	(71.8)	(136.1)
Other Financing Activities, net	574.8	—

Net Cash Provided by (Used in) Financing Activities	(436.5)	(5,878.0)

Effect of Foreign Currency Exchange Rates on Cash	(114.7)	8.8

Increase (Decrease) in Cash and Due from Banks	878.2	(721.0)
Cash and Due from Banks at Beginning of Year	3,752.7	4,315.3

Cash and Due from Banks at End of Period	$4,630.9	$3,594.3

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$127.9	$153.6
Income Taxes Paid	91.9	66.1
Transfers from Loans to OREO	14.7	26.5

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2013 and 2012, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2012 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” The ASU clarifies the characteristics of an investment company, requires new disclosures, and is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption of this ASU by Northern Trust, effective January 1, 2014, will not have an impact on Northern Trust’s consolidated financial position or results of operations.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the six months ended June 30, 2013 or the year ended December 31, 2012.

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2013, Northern Trust’s available for sale securities portfolio included 749 Level 2 securities with an aggregate market value of $25.6 billion. Of those, 734 securities, with a market value of $25.0 billion, were valued by external pricing vendors. The remaining 15 securities, with an aggregate market value of $593.3 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. As of December 31, 2012, Northern Trust’s available for sale securities portfolio included 696 Level 2 securities with an aggregate market value of $26.8 billion. Of those, 689 securities, with a market value of $26.5 billion, were valued by external pricing vendors. The remaining 7 securities, with an aggregate market value of $307.1 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. Trading account securities, which totaled $11.0 million and $8.0 million as of June 30, 2013 and December 31, 2012, respectively, were all valued using external pricing vendors.

Northern Trust has established processes and procedures to assess the suitability of valuation methodologies used by external pricing vendors, including reviews of valuation techniques and assumptions used for selected securities. On a daily basis, periodic quality control reviews of prices received from vendors are conducted which include comparisons to prices on similar security types received from multiple pricing vendors and to the previous day’s reported prices for each security. Predetermined tolerance level exceptions are researched and may result in additional validation through available market information or the use of an alternate pricing vendor. Quarterly, Northern Trust reviews documentation from third-party pricing vendors regarding the valuation processes and assumptions used in their valuations and assesses whether the fair value levels assigned by Northern Trust to each security classification are appropriate. Annually, valuation inputs used within third-party pricing vendor valuations are reviewed for propriety on a sample basis through a comparison of inputs used to comparable market data, including security classifications that are less actively traded and security classifications comprising significant portions of the portfolio.

Notes to Consolidated Financial Statements (continued)

Level 2 assets and liabilities also include derivative contracts which are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect the contractual terms of the contracts. Observable inputs include foreign exchange rates and interest rates for foreign exchange contracts; credit spreads, default probabilities, and recovery rates for credit default swap contracts; interest rates for interest rate swap contracts and forward contracts; and interest rates and volatility inputs for interest rate option contracts. Northern Trust evaluates the impact of counterparty credit risk and its own credit risk on the valuation of its derivative instruments. Factors considered include the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting arrangements or similar agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments have not been considered material.

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

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of June 30, 2013.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Lives and Rates
Auction Rate Securities	$99.1 million	Discounted Cash Flow	Remaining lives Discount rates	1.0 – 8.6 years 0.3% – 8.5%
Contingent Consideration	$52.7 million	Discounted Cash Flow	Discount rate Business growth rates	10.5% 19% – 35%

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
June 30, 2013
Securities
Available for Sale
U.S. Government	$1,775.1	$—	$—	$—	$1,775.1
Obligations of States and Political Subdivisions	—	14.4	—	—	14.4
Government Sponsored Agency	—	16,625.9	—	—	16,625.9
Corporate Debt	—	3,550.7	—	—	3,550.7
Covered Bonds	—	1,845.0	—	—	1,845.0
Supranational, Sovereign and Non-U.S. Agency Bonds	—	719.4	—	—	719.4
Residential Mortgage-Backed	—	61.0	—	—	61.0
Other Asset-Backed	—	2,529.8	—	—	2,529.8
Auction Rate	—	—	99.1	—	99.1
Other	—	256.1	—	—	256.1

Total Available for Sale	1,775.1	25,602.3	99.1	—	27,476.5

Trading Account	—	11.0	—	—	11.0

Total Available for Sale and Trading	1,775.1	25,613.3	99.1	—	27,487.5

Other Assets
Derivatives
Foreign Exchange Contracts	—	4,676.1	—	—	4,676.1
Interest Rate Swaps	—	265.7	—	—	265.7
Interest Rate Options	—	0.1	—	—	0.1

Total Derivatives	—	4,941.9	—	(1,555.9)	3,386.0

Other Liabilities
Derivatives
Foreign Exchange Contracts	—	4,606.3	—	—	4,606.3
Interest Rate Swaps	—	182.8	—	—	182.8
Interest Rate Options	—	0.1	—	—	0.1
Credit Default Swaps	—	0.1	—	—	0.1

Total Derivatives	—	4,789.3	—	(3,680.3)	1,109.0

Contingent Consideration	$—	$—	$52.7	$—	$—

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2013, derivative assets and liabilities shown above also include reductions of $68.8 million and $2,193.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

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

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2012, derivative assets and liabilities shown above also include reductions of $118.6 million and $425.0 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2013 and 2012.

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended June 30,	2013	2012
Fair Value at April 1	$99.6	$176.3
Total Gains and (Losses):
Included in Earnings (1)	—	(20.8)
Included in Other Comprehensive Income (2)	—	6.2
Purchases, Issues, Sales, and Settlements
Sales	—	(54.6)
Settlements	(0.5)	(1.9)

Fair Value at June 30	$99.1	$105.2

Level 3 Assets (In Millions)	Auction Rate Securities
Six Months Ended June 30,	2013	2012
Fair Value at January 1	$97.8	$178.3
Total Gains and (Losses):
Included in Earnings (1)	0.1	(22.3)
Included in Other Comprehensive Income (2)	2.7	6.0
Purchases, Issues, Sales, and Settlements
Sales	—	(54.6)
Settlements	(1.5)	(2.2)

Fair Value at June 30	$99.1	$105.2

(1)	Realized gains for the six months ended June 30, 2013 of $0.1 million represent gains from redemptions by issuers. Realized losses for the three month period ended June 30, 2012 of $20.8 million include $21.1 million of losses from sales of securities partially offset by $0.3 million of gains from redemptions by issuers. Realized losses for the six month period ended June 30, 2012 of $22.3 million include $21.1 million of losses from sales of securities and $1.6 million of impairment losses, partially offset by $0.4 million of gains from redemptions by issuers. Gains on redemptions are recorded in interest income and sales and impairment losses are recorded in investment security gains (losses), within the consolidated statement of income.
(2)	Unrealized losses related to auction rate securities are included in net unrealized gains on securities available for sale, within the consolidated statement of comprehensive income.

Notes to Consolidated Financial Statements (continued)

Level 3 Liabilities (In Millions)	Contingent Consideration
Three Months Ended June 30,	2013	2012
Fair Value at April 1	$51.4	$58.6
Total (Gains) and Losses:
Included in Earnings (1)	1.3	(0.7)
Included in Other Comprehensive Income (2)	—	(0.7)
Purchases, Issues, Sales, and Settlements
Issues	—	—
Settlements	—	—

Fair Value at June 30	$52.7	$57.2

Unrealized (Gain) Losses Included in Earnings Related to Financial Instruments Held June 30 (1)	$1.3	$(0.7)

Level 3 Liabilities (In Millions)	Contingent Consideration
Six Months Ended June 30,	2013	2012
Fair Value at January 1	$50.1	$56.8
Total (Gains) and Losses:
Included in Earnings (1)	2.6	0.7
Included in Other Comprehensive Income (2)	—	(0.3)
Purchases, Issues, Sales, and Settlements
Issues	—	—
Settlements	—	—

Fair Value at June 30	$52.7	$57.2

Unrealized (Gain) Losses Included in Earnings Related to Financial Instruments Held at June 30 (1)	$2.6	$0.7

(1)	Gains (losses) are recorded in other operating income (expense) within the consolidated statement of income.
(2)	Unrealized foreign currency related losses are included in foreign currency translation adjustments within the consolidated statement of comprehensive income.

During the three and six months ended June 30, 2013 and 2012, there were no transfers into or out of Level 3 assets or liabilities.

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

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at June 30, 2013 and 2012, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real-estate and other available collateral, and of OREO properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third party valuations and property specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third party valuations are used.

Collateral-based impaired loans which have been adjusted to fair value totaled $45.6 million and $23.2 million at June 30, 2013 and 2012, respectively, and the level of specific allowances on these loans was reduced by $1.9 million during the three months ended June 30, 2013. There was no net change in the level of specific allowances on these loans during the six months ended June 30, 2013. During the three and six months ended June 30, 2012, Northern Trust reduced by $4.7 million and $14.2 million, respectively, the level of specific allowances on these loans. Other Real Estate Owned (OREO) totaled $2.9 million and $1.1 million at June 30, 2013 and 2012, respectively, and $0.4 million and $0.7 million was charged through other operating expenses during the three and six months ended June 30, 2013, respectively, to reduce the fair values of these OREO properties. Charges of $0.03 million and $0.1 million were recorded through other operating expenses during the three and six months ended June 30, 2012, respectively, to reduce the fair values of OREO properties.

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2013.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$45.6 million	Market Approach	Discount to reflect realizable value	15% – 40%
OREO	$2.9 million	Market Approach	Discount to reflect realizable value	15% – 40%

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

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of financial instruments.

(In Millions)	June 30, 2013
	Book	Total	Fair Value
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,630.9	$4,630.9	$4,630.9	$—	$—
Federal Funds Sold and Resell Agreements	531.2	531.2	—	531.2	—
Interest-Bearing Deposits with Banks	17,838.5	17,838.5	—	17,838.5	—
Federal Reserve Deposits and Other Interest-Bearing	6,765.7	6,765.7	—	6,765.7	—
Securities
Available for Sale (1)	27,476.5	27,476.5	1,775.1	25,602.3	99.1
Held to Maturity	2,766.1	2,767.8	—	2,767.8	—
Trading Account	11.0	11.0	—	11.0	—
Loans (excluding Leases)
Held for Investment	27,534.7	27,452.8	—	—	27,452.8
Held for Sale	1.1	1.1	—	—	1.1
Client Security Settlement Receivables	1,486.2	1,486.2	—	1,486.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	194.7	194.7	—	194.7	—
Community Development Investments	229.9	242.8	—	242.8	—
Employee Benefit and Deferred Compensation	135.5	133.4	89.1	44.3	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$33,835.0	$33,835.0	$33,835.0	$—	$—
Savings Certificates and Other Time	2,001.5	2,007.1	—	2,007.1	—
Non U.S. Offices Interest-Bearing	40,698.4	40,698.4	—	40,698.4	—
Federal Funds Purchased	2,283.3	2,283.3	—	2,283.3	—
Securities Sold under Agreements to Repurchase	777.7	777.7	—	777.7	—
Other Borrowings	1,949.2	1,949.2	—	1,949.2	—
Senior Notes	2,398.3	2,401.7	—	2,401.7	—
Long Term Debt (excluding Leases)
Subordinated Debt	806.8	823.9	—	823.9	—
Federal Home Loan Bank Borrowings	135.0	140.0	—	140.0	—
Floating Rate Capital Debt	277.1	228.6	—	228.6	—
Other Liabilities
Standby Letters of Credit	61.3	61.3	—	—	61.3
Contingent Consideration	52.7	52.7	—	—	52.7
Loan Commitments	39.9	39.9	—	—	39.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$51.6	$51.6	$—	$51.6	$—
Liabilities	17.6	17.6	—	17.6	—
Interest Rate Swaps
Assets	123.0	123.0	—	123.0	—
Liabilities	47.3	47.3	—	47.3	—
Credit Default Swaps
Liabilities	0.1	0.1	—	0.1	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,624.5	4,624.5	—	4,624.5	—
Liabilities	4,588.7	4,588.7	—	4,588.7	—
Interest Rate Swaps
Assets	142.7	142.7	—	142.7	—
Liabilities	135.5	135.5	—	135.5	—
Interest Rate Options
Assets	0.1	0.1	—	0.1	—
Liabilities	0.1	0.1	—	0.1	—

(1)	Refer to the table located on page 35 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2012
	Book	Total	Fair Value
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,752.7	$3,752.7	$3,752.7	$—	$—
Federal Funds Sold and Resell Agreements	60.8	60.8	—	60.8	—
Interest-Bearing Deposits with Banks	18,803.5	18,803.5	—	18,803.5	—
Federal Reserve Deposits and Other Interest-Bearing	7,619.7	7,619.7	—	7,619.7	—
Securities
Available for Sale (1)	28,643.5	28,643.5	1,784.6	26,761.1	97.8
Held to Maturity	2,382.0	2,394.8	—	2,394.8	—
Trading Account	8.0	8.0	—	8.0	—
Loans (excluding Leases)
Held for Investment	28,165.4	28,220.2	—	—	28,220.2
Held for Sale	11.7	11.7	—	—	11.7
Client Security Settlement Receivables	2,049.1	2,049.1	—	2,049.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	197.6	197.6	—	197.6	—
Community Development Investments	253.2	275.1	—	275.1	—
Employee Benefit and Deferred Compensation	121.3	126.1	86.7	39.4	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$39,221.5	$39,221.5	$39,221.5	$—	$—
Savings Certificates and Other Time	2,466.1	2,746.7	—	2,746.7	—
Non U.S. Offices Interest-Bearing	39,720.2	39,720.2	—	39,720.2	—
Federal Funds Purchased	780.2	780.2	—	780.2	—
Securities Sold under Agreements to Repurchase	699.8	699.8	—	699.8	—
Other Borrowings	367.4	367.4	—	367.4	—
Senior Notes	2,405.8	2,513.4	—	2,513.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,045.4	1,065.3	—	1,065.3	—
Federal Home Loan Bank Borrowings	335.0	345.4	—	345.4	—
Floating Rate Capital Debt	277.0	228.0	—	228.0	—
Other Liabilities
Standby Letters of Credit	60.5	60.5	—	—	60.5
Contingent Consideration	50.1	50.1	—	—	50.1
Loan Commitments	38.9	38.9	—	—	38.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$21.3	$21.3	$—	$21.3	$—
Liabilities	42.3	42.3	—	42.3	—
Interest Rate Swaps
Assets	129.7	129.7	—	129.7	—
Liabilities	75.3	75.3	—	75.3	—
Credit Default Swaps
Liabilities	1.0	1.0	—	1.0	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,735.3	1,735.3	—	1,735.3	—
Liabilities	1,730.4	1,730.4	—	1,730.4	—
Interest Rate Swaps
Assets	180.6	180.6	—	180.6	—
Liabilities	174.0	174.0	—	174.0	—

(1)	Refer to the table located on page 36 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at June 30, 2013 and December 31, 2012.

Securities Available for Sale	June 30, 2013
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,748.4	$26.7	$—	$1,775.1
Obligations of States and Political Subdivisions	13.9	0.5	—	14.4
Government Sponsored Agency	16,581.0	85.8	40.9	16,625.9
Corporate Debt	3,602.7	9.3	61.3	3,550.7
Covered Bonds	1,819.6	29.9	4.5	1,845.0
Supranational, Sovereign and Non-U.S. Agency Bonds	718.4	3.0	2.0	719.4
Residential Mortgage-Backed	66.4	0.1	5.5	61.0
Other Asset-Backed	2,533.3	0.5	4.0	2,529.8
Auction Rate	98.2	2.1	1.2	99.1
Other	255.7	0.5	0.1	256.1

Total	$27,437.6	$158.4	$119.5	$27,476.5

Securities Held to Maturity	June 30, 2013
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$263.0	$11.9	$—	$274.9
Government Sponsored Agency	57.8	1.4	—	59.2
Non-U.S. Government Debt	197.7	—	—	197.7
Certificates of Deposit	1,658.4	—	0.4	1,658.0
Other	589.2	0.3	11.5	578.0

Total	$2,766.1	$13.6	$11.9	$2,767.8

Securities Available for Sale	December 31, 2012
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,747.9	$36.7	$—	$1,784.6
Obligations of States and Political Subdivisions	13.9	0.2	—	14.1
Government Sponsored Agency	18,520.6	122.2	4.0	18,638.8
Corporate Debt	2,602.4	18.1	2.1	2,618.4
Covered Bonds	1,697.1	51.0	0.1	1,748.0
Supranational Bonds	1,053.9	7.0	0.2	1,060.7
Residential Mortgage-Backed	102.4	0.4	10.8	92.0
Other Asset-Backed	2,280.0	4.3	0.4	2,283.9
Auction Rate	99.6	2.1	3.9	97.8
Other	304.4	0.8	—	305.2

Total	$28,422.2	$242.8	$21.5	$28,643.5

Securities Held to Maturity	December 31, 2012
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$329.3	$17.2	$—	$346.5
Government Sponsored Agency	112.9	3.8	—	116.7
Non-U.S. Government Debt	205.0	—	—	205.0
Certificates of Deposit	1,667.6	0.2	0.6	1,667.2
Other	67.2	0.3	8.1	59.4

Total	$2,382.0	$21.5	$8.7	$2,394.8

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of June 30, 2013.

(In Millions)	Cost	Value
Available for Sale
Due in One Year or Less	$7,555.2	$7,565.7
Due After One Year Through Five Years	17,189.8	17,250.7
Due After Five Years Through Ten Years	1,935.8	1,908.2
Due After Ten Years	756.8	751.9

Total	27,437.6	27,476.5

Held to Maturity
Due in One Year or Less	1,999.7	2,001.5
Due After One Year Through Five Years	691.5	696.0
Due After Five Years Through Ten Years	39.3	42.0
Due After Ten Years	35.6	28.3

Total	$2,766.1	$2,767.8

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security gains of $0.1 million and $0.5 million were recognized in the three months ended June 30, 2013 and 2012, respectively, representing net realized gains from the sale of securities. For the quarter ended June 30, 2013, gross proceeds of $26.0 billion were received from the sales of securities and gross realized gains of $0.1 million were realized. For the quarter ended June 30, 2012, gross proceeds from the sale of securities totaled $1.2 billion and gross realized gains and losses totaled $21.5 million and $21.0 million, respectively.

Net investment security gains of $0.3 million and losses of $1.9 million were recognized for the six months ended June 30, 2013 and 2012, respectively, representing net realized gains and losses from the sale of securities. For the six months ended June 30, 2013, gross proceeds of $81.7 billion were received from the sales of securities and gross realized gains of $0.3 million were realized. For the six months ended June 30, 2012, gross proceeds from the sale of securities totaled $2.5 billion and gross realized gains and losses totaled $23.1 million and $21.9 million, respectively.

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of June 30, 2013 and December 31, 2012.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of June 30, 2013	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government Sponsored Agency	$4,111.5	$38.4	$320.2	$2.5	$4,431.7	$40.9
Corporate Debt	2,132.7	61.2	25.0	0.1	2,157.7	61.3
Covered Bonds	205.2	4.5	—	—	205.2	4.5
Supranational, Sovereign and Non-US Agency Bonds	57.7	2.0	—	—	57.7	2.0
Residential Mortgage-Backed	—	—	58.5	5.5	58.5	5.5
Other Asset-Backed	1,901.2	3.9	16.3	0.1	1,917.5	4.0
Certificates of Deposit	1,056.9	0.4	—	—	1,056.9	0.4
Auction Rate	22.7	0.1	16.0	1.1	38.7	1.2
Other	501.1	5.1	39.3	6.5	540.4	11.6

Total	$9,989.0	$115.6	$475.3	$15.8	$10,464.3	$131.4

Securities with Unrealized Losses as of December 31, 2012	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government Sponsored Agency	$482.2	$1.0	$1,171.8	$3.0	$1,654.0	$4.0
Corporate Debt	441.5	2.0	50.0	0.1	491.5	2.1
Covered Bonds	20.1	0.1	—	—	20.1	0.1
Supranational Bonds	113.8	0.2	—	—	113.8	0.2
Residential Mortgage-Backed	—	—	84.7	10.8	84.7	10.8
Other Asset-Backed	146.1	0.1	40.0	0.3	186.1	0.4
Certificates of Deposit	1,178.8	0.6	—	—	1,178.8	0.6
Auction Rate	2.7	0.3	41.0	3.6	43.7	3.9
Other	9.3	1.9	43.8	6.2	53.1	8.1

Total	$2,394.5	$6.2	$1,431.3	$24.0	$3,825.8	$30.2

As of June 30, 2013, 445 securities with a combined fair value of $10.5 billion were in an unrealized loss position, with their unrealized losses totaling $131.4 million. Unrealized losses on residential mortgage-backed securities totaling $5.5 million reflect the impact of wider credit and liquidity spreads on the valuations of 8 residential mortgage-backed securities since purchase, with $58.5 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities at June 30, 2013 had a total amortized cost and fair value of $66.4 million and $61.0 million, respectively. Securities classified as “other asset-backed” had average lives less than 5 years, and 99% were rated triple-A.

Unrealized losses of $40.9 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $11.6 million of unrealized losses in securities classified as “other” at June 30, 2013 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $1.2 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of

Notes to Consolidated Financial Statements (continued)

$61.3 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 50% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2013 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

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

While all securities are considered, the following describes Northern Trust’s process for identifying credit impairment within non-agency residential mortgage-backed securities, the security type for which Northern Trust has previously recognized the majority of its OTTI. To determine if an unrealized loss on a non-agency residential mortgage-backed security is other-than-temporary, economic models are used to perform cash flow analyses by developing multiple scenarios in order to create reasonable forecasts of the security’s future performance using available data including servicers’ loan charge off patterns, prepayment speeds, annualized default rates, each security’s current delinquency pipeline, the delinquency pipeline’s growth rate, the roll rate from delinquency to default, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the present value of future cash flows projected as a result of this analysis is less than the current amortized cost of the security, a credit-related OTTI loss is recorded to earnings equal to the difference between the two amounts.

Impairments of non-agency residential mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, security credit enhancement level, insurance coverage, year of origination, and type of collateral. The factors used in estimating losses on non-agency residential mortgage-backed securities vary by year of origination and type of collateral. As of June 30, 2013, loss estimates for subprime, Alt-A, prime and 2nd lien collateral portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. June 30, 2013 amortized

Notes to Consolidated Financial Statements (continued)

cost, weighted average ultimate default rates, and impairment severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$7.8	18.9%	41.9%	65.3%	57.8%
Alt-A	12.6	43.1	88.1	88.1	88.1
Subprime	32.0	47.9	84.4	100.0	90.9
2nd Lien	14.0	33.1	99.0	100.0	99.5

Total Non-Agency Residential Mortgage-Backed Securities	$66.4	39.9%	41.9%	100.0%	88.3%

Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of expected loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable. There were no OTTI losses recognized during the three or six months ended June 30, 2013. During the six months ended June 30, 2012, OTTI losses totaling $3.1 million were recognized, of which $1.5 million related to non-agency residential mortgage-backed securities and $1.6 million related to auction rate securities. There were no OTTI losses recognized during the three months ended June 30, 2012.

Credit Losses on Debt Securities. There were no new OTTI losses or changes in previous OTTI losses recognized in earnings during the three or six months ended June 30, 2013 or the three months ended June 30, 2012. During the six months ended June 30, 2012, $3.1 million was recognized in earnings as OTTI losses. Of the $3.1 million of losses, $1.6 million related to losses on newly identified impairments, measured as the excess of the amortized cost over the fair value of the impaired securities, and $1.5 million related to subsequent losses on previously identified impairments, reflecting additional changes in fair value of the security subsequent to its most recently recorded OTTI. There were no noncredit-related losses recorded in or reclassified from OCI during the three or six months ended June 30, 2013 or the three or six months ended June 30, 2012.

Notes to Consolidated Financial Statements (continued)

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$8.8	$44.8	$42.3	$68.2
Plus: Losses on Newly Identified Impairments	—	—	—	1.6
Additional Losses on Previously Identified Impairments	—	—	—	1.5
Less: Current and Prior Period Losses on Securities Sold During the Period	—	(1.6)	(33.5)	(28.1)

Cumulative Credit-Related Losses on Securities Held – End of Period	$8.8	$43.2	$8.8	$43.2

The table below provides information regarding debt securities held as of June 30, 2013 and December 31, 2012, for which an OTTI loss has been recognized in the current period or previously.

	June 30,	December 31,
(In Millions)	2013	2012
Fair Value	$40.9	$51.5
Amortized Cost Basis	46.3	59.0

Noncredit-related Losses Recognized in OCI	(5.4)	(7.5)
Tax Effect	2.0	2.8

Amount Recorded in OCI	$(3.4)	$(4.7)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

	June 30,	December 31,
(In Millions)	2013	2012
Commercial
Commercial and Institutional	$7,209.6	$7,468.5
Commercial Real Estate	2,845.0	2,859.8
Lease Financing, net	988.7	1,035.0
Non-U.S.	1,394.2	1,192.3
Other	182.1	341.6

Total Commercial	12,619.6	12,897.2

Personal
Residential Real Estate	10,293.9	10,375.2
Private Client	5,842.6	6,130.1
Other	54.3	102.0

Total Personal	16,190.8	16,607.3

Total Loans and Leases	28,810.4	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(290.4)	(297.9)

Net Loans and Leases	$28,520.0	$29,206.6

Residential real estate loans consist of conventional home mortgages and equity credit lines that generally require a loan to collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products have draw periods of up to 10 years

Notes to Consolidated Financial Statements (continued)

and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of June 30, 2013 and December 31, 2012, equity credit lines totaled $2.1 billion and $2.3 billion, respectively, and equity credit lines for which the first liens were held by Northern Trust represented 86% of the total equity credit lines as of those dates.

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments that totaled $1.6 billion and $1.5 billion at June 30, 2013 and December 31, 2012, respectively. Demand deposits reclassified as loan balances totaled $69.5 million and $224.7 million at June 30, 2013 and December 31, 2012, respectively. Loans classified as held for sale totaled $1.1 million and $11.7 million at June 30, 2013 and December 31, 2012, respectively.

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

Loan and lease segment and class balances as of June 30, 2013 and December 31, 2012 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	June 30, 2013				December 31, 2012
			6 to 9				6 to 9
	1 to 3	4 to 5	Category		1 to 3	4 to 5	Category
(In Millions)	Category	Category	(Watch List)	Total	Category	Category	(Watch List)	Total
Commercial
Commercial and Institutional	$4,111.3	$2,899.2	$199.1	$7,209.6	$4,291.8	$3,040.6	$136.1	$7,468.5
Commercial Real Estate	957.8	1,669.9	217.3	2,845.0	888.6	1,710.9	260.3	2,859.8
Lease Financing, net	615.4	368.7	4.6	988.7	647.1	382.3	5.6	1,035.0
Non-U.S.	465.7	927.8	0.7	1,394.2	542.7	646.6	3.0	1,192.3
Other	95.0	87.1	—	182.1	167.2	174.4	—	341.6

Total Commercial	6,245.2	5,952.7	421.7	12,619.6	6,537.4	5,954.8	405.0	12,897.2

Personal
Residential Real Estate	3,264.6	6,475.6	553.7	10,293.9	3,003.3	6,868.2	503.7	10,375.2
Private Client	3,643.3	2,175.7	23.6	5,842.6	3,741.3	2,365.4	23.4	6,130.1
Other	28.4	25.9	—	54.3	50.0	52.0	—	102.0

Total Personal	6,936.3	8,677.2	577.3	16,190.8	6,794.6	9,285.6	527.1	16,607.3

Total Loans and Leases	$13,181.5	$14,629.9	$999.0	$28,810.4	$13,332.0	$15,240.4	$932.1	$29,504.5

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

Loans and leases in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 to 9”. These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default, or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle

Notes to Consolidated Financial Statements (continued)

scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated to probable likelihood of loss.

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

Notes to Consolidated Financial Statements (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of June 30, 2013 and December 31, 2012.

June 30, 2013
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,163.4	$13.0	$6.5	$1.7	$7,184.6	$25.0	$7,209.6
Commercial Real Estate	2,751.6	21.9	9.2	0.8	2,783.5	61.5	2,845.0
Lease Financing, net	988.7	—	—	—	988.7	—	988.7
Non-U.S.	1,394.2	—	—	—	1,394.2	—	1,394.2
Other	182.1	—	—	—	182.1	—	182.1

Total Commercial	12,480.0	34.9	15.7	2.5	12,533.1	86.5	12,619.6

Personal
Residential Real Estate	10,075.2	12.1	16.4	13.0	10,116.7	177.2	10,293.9
Private Client	5,790.8	35.5	10.3	3.0	5,839.6	3.0	5,842.6
Other	54.3	—	—	—	54.3	—	54.3

Total Personal	15,920.3	47.6	26.7	16.0	16,010.6	180.2	16,190.8

Total Loans and Leases	$28,400.3	$82.5	$42.4	$18.5	$28,543.7	$266.7	$28,810.4

Other Real Estate Owned						14.5

Total Nonperforming Assets						$281.2

December 31, 2012
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,433.4	$6.4	$5.5	$1.6	$7,446.9	$21.6	$7,468.5
Commercial Real Estate	2,782.0	6.9	13.1	1.4	2,803.4	56.4	2,859.8
Lease Financing, net	1,035.0	—	—	—	1,035.0	—	1,035.0
Non-U.S.	1,192.3	—	—	—	1,192.3	—	1,192.3
Other	341.6	—	—	—	341.6	—	341.6

Total Commercial	12,784.3	13.3	18.6	3.0	12,819.2	78.0	12,897.2

Personal
Residential Real Estate	10,096.3	68.1	25.7	10.5	10,200.6	174.6	10,375.2
Private Client	6,091.3	14.8	16.3	5.5	6,127.9	2.2	6,130.1
Other	102.0	—	—	—	102.0	—	102.0

Total Personal	16,289.6	82.9	42.0	16.0	16,430.5	176.8	16,607.3

Total Loans and Leases	$29,073.9	$96.2	$60.6	$19.0	$29,249.7	$254.8	$29,504.5

Other Real Estate Owned						20.3

Total Nonperforming Assets						$275.1

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

The following tables provide information related to impaired loans by segment and class.

	As of June 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Specific	Recorded	Principal	Specific
(In Millions)	Investment	Balance	Allowance	Investment	Balance	Allowance
With No Related Specific Allowance
Commercial and Institutional	$11.7	$14.9	$—	$15.1	$19.3	$—
Commercial Real Estate	43.4	50.8	—	64.9	76.9	—
Lease Financing, net	4.6	4.6	—	4.6	4.6	—
Residential Real Estate	166.1	204.7	—	131.3	165.7	—
Private Client	13.3	13.4	—	0.8	1.0	—
With a Related Specific Allowance
Commercial and Institutional	14.2	16.3	5.3	8.1	10.2	2.8
Commercial Real Estate	40.0	42.4	9.2	32.3	33.8	8.2
Residential Real Estate	8.2	8.8	2.3	11.8	13.0	6.1
Private Client	1.6	1.7	1.6	0.9	0.9	0.9
Total
Commercial	113.9	129.0	14.5	125.0	144.8	11.0
Personal	189.2	228.6	3.9	144.8	180.6	7.0

Total	$303.1	$357.6	$18.4	$269.8	$325.4	$18.0

Notes to Consolidated Financial Statements (continued)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(In Millions)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With No Related Specific Allowance
Commercial and Institutional	$10.8	$0.1	$29.8	$0.1	$11.5	$0.1	$24.4	$0.1
Commercial Real Estate	40.3	0.2	36.7	0.1	40.0	0.4	47.0	0.2
Lease Financing, net	4.6	0.1	5.2	—	4.6	0.1	2.6	—
Residential Real Estate	156.6	0.6	113.2	0.3	148.7	1.1	110.7	0.6
Private Client	13.3	0.2	1.8	—	11.4	0.3	1.6	—
With a Related Specific Allowance
Commercial and Institutional	12.5	—	3.9	—	11.7	—	7.2	—
Commercial Real Estate	33.2	—	17.8	—	31.7	—	19.2	—
Residential Real Estate	8.3	—	15.1	—	9.0	—	15.3	—
Private Client	1.6	—	0.9	—	1.4	—	1.3	—
Total
Commercial	101.4	0.4	93.4	0.2	99.5	0.6	100.4	0.3
Personal	179.8	0.8	131.0	0.3	170.5	1.4	128.9	0.6

Total	$281.2	$1.2	$224.4	$0.5	$270.0	$2.0	$229.3	$0.9

Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.6 million and $2.7 million, respectively, for the three months ended June 30, 2013 and 2012, and $5.2 million and $5.8 million, respectively, for the six months ended June 30, 2013 and 2012.

There were $4.1 million and $2.1 million of aggregate unfunded loan commitments and standby letters of credit at June, 2013 and December 31, 2012, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings. Included within impaired loans were $51.9 million and $49.8 million of nonperforming TDRs, and $94.9 million and $74.7 million of performing TDRs as of June 30, 2013 and December 31, 2012, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain reported as impaired.

Notes to Consolidated Financial Statements (continued)

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three and six month periods ended June 30, 2013 and 2012, and the recorded investments and unpaid principal balances as of June 30, 2013 and 2012.

($ In Millions)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of	Recorded	Unpaid Principal	Number of	Recorded	Unpaid Principal
	Loans and Leases	Investment	Balance	Loans and Leases	Investment	Balance
Commercial
Commercial and Institutional	—	$—	$—	7	$0.5	$1.0
Commercial Real Estate	3	4.7	6.9	4	4.7	7.0

Total Commercial	3	4.7	6.9	11	5.2	8.0

Personal
Residential Real Estate	36	5.3	6.9	84	45.0	48.5
Private Client	1	—	—	6	12.8	12.8

Total Personal	37	5.3	6.9	90	57.8	61.3

Total Loans and Leases	40	$10.0	$13.8	101	$63.0	$69.3

Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of	Recorded	Unpaid Principal	Number of	Recorded	Unpaid Principal
	Loans and Leases	Investment	Balance	Loans and Leases	Investment	Balance
Commercial
Commercial and Institutional	—	$—	$—	2	$0.6	$1.1
Commercial Real Estate	2	19.4	21.8	6	22.7	25.0
Lease Financing, net	1	5.2	5.2	1	5.2	5.2

Total Commercial	3	24.6	27.0	9	28.5	31.3

Personal
Residential Real Estate	29	3.0	4.2	61	8.3	11.0
Private Client	1	0.8	0.8	1	0.8	0.8

Total Personal	30	3.8	5.0	62	9.1	11.8

Total Loans and Leases	33	$28.4	$32.0	71	$37.6	$43.1

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the three and six month periods ended June 30, 2013, TDR modifications of loans within the commercial and institutional, commercial real estate, and private client classes were primarily deferrals of principal, extensions of term, and other modifications. During the three and six months ended June 30, 2013, TDR modifications of loans within the residential real estate class were primarily deferrals of principal, interest rate concessions, extensions of term, and other modifications.

During the three and six months ended June 30, 2012, TDR modifications of loans within the commercial and institutional class were primarily extensions of term, deferral of principal, and other modifications; modifications of commercial real estate loans, leases, and private client loans were primarily deferrals of principal, extensions of term, and other modifications; and modifications of residential real estate loans were primarily interest rate concessions, deferrals of principal, and extensions of term.

Notes to Consolidated Financial Statements (continued)

There were no loans or leases modified as TDRs in the 12 months ended March 31, 2013 which subsequently became nonperforming during the three and six months ended June 30, 2013.

There were 2 residential real estate loans modified as TDRs in the 12 months ended March 31, 2012 which subsequently became nonperforming during the three and six months ended June 30, 2012. The total recorded investment and unpaid principal balance for these loans were approximately $0.1 million as of June 31, 2012.

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

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding changes in the total allowance for credit losses by segment during the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013			2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$187.1	$136.7	$323.8	$202.0	$126.1	$328.1
Charge-Offs	(4.3)	(11.3)	(15.6)	(5.0)	(11.2)	(16.2)
Recoveries	4.6	2.9	7.5	7.5	5.5	13.0

Net (Charge-Offs) Recoveries	0.3	(8.4)	(8.1)	2.5	(5.7)	(3.2)
Provision for Credit Losses	(3.3)	8.3	5.0	(8.2)	13.2	5.0
Effect of Foreign Exchange Rates	—	—	—	—	—	—

Balance at End of Period	$184.1	$136.6	$320.7	$196.3	$133.6	$329.9

	Six Months Ended June 30,
	2013			2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$194.2	$133.4	$327.6	$211.0	$117.9	$328.9
Charge-Offs	(5.2)	(23.0)	(28.2)	(8.2)	(22.4)	(30.6)
Recoveries	6.4	5.0	11.4	11.2	10.4	21.6

Net (Charge-Offs) Recoveries	1.2	(18.0)	(16.8)	3.0	(12.0)	(9.0)
Provision for Credit Losses	(11.2)	21.2	10.0	(17.7)	27.7	10.0
Effect of Foreign Exchange Rates	(0.1)	—	(0.1)	—	—	—

Balance at End of Period	$184.1	$136.6	$320.7	$196.3	$133.6	$329.9

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$113.9	$189.2	$303.1	$125.0	$144.8	$269.8
Evaluated for Inherent Impairment	12,505.7	16,001.6	28,507.3	12,772.2	16,462.5	29,234.7

Total Loans and Leases	12,619.6	16,190.8	28,810.4	12,897.2	16,607.3	29,504.5

Allowance for Loans and Leases
Specifically Evaluated for Impairment	14.5	3.9	18.4	11.0	7.0	18.0
Evaluated for Inherent Impairment	142.1	129.9	272.0	155.1	124.8	279.9

Allowance Assigned to Loans and Leases	156.6	133.8	290.4	166.1	131.8	297.9

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	27.5	2.8	30.3	28.1	1.6	29.7

Total Allowance for Credit Losses	$184.1	$136.6	$320.7	$194.2	$133.4	$327.6

Notes to Consolidated Financial Statements (continued)

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. At June 30, 2013, securities and loans totaling $28.0 billion ($19.2 billion of government sponsored agency and other securities, $267.7 million of obligations of states and political subdivisions, and $8.5 billion of loans) were pledged. This compares to $27.2 billion ($19.0 billion of government sponsored agency and other securities, $334.0 million of obligations of states and political subdivisions, and $7.9 billion of loans) at December 31, 2012. Collateral required for these purposes totaled $5.0 billion and $3.4 billion at June 30, 2013 and December 31, 2012, respectively. Included in the total pledged assets at June 30, 2013 and December 31, 2012 were available for sale securities with a total fair value of $775.9 million and $690.1 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2013 and December 31, 2012 was $500.0 million and $35.4 million, respectively. There was no repledged or sold collateral at June 30, 2013 or December 31, 2012. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.9 billion for both the three and six months ended June 30, 2013, and $1.0 billion and $1.1 billion for the three and six months ended June 30, 2012, respectively.

Notes to Consolidated Financial Statements (continued)

8. Goodwill and Other Intangibles – The carrying amounts of goodwill at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(In Millions)	2013	2012
Corporate and Institutional Services	$459.0	$466.3
Personal Financial Services	71.4	71.5

Total Goodwill	$530.4	$537.8

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Other intangible assets are included within other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(In Millions)	2013	2012
Gross Carrying Amount	$250.9	$252.1
Less: Accumulated Amortization	158.4	148.1

Net Book Value	$92.5	$104.0

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.1 million and $5.2 million for the three months ended June 30, 2013 and 2012, respectively, and $10.3 million and $9.8 million for the six months ended June 30, 2013 and 2012, respectively. Amortization for the remainder of 2013 and for the years 2014, 2015, 2016, and 2017 is estimated to be $10.2 million, $20.4 million, $11.7 million, $9.1 million and $9.0 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three and six month periods ended June 30, 2013 and 2012.

Three Months Ended	Corporate and		Personal Financial		Treasury and		Total
June 30,	Institutional Services		Services		Other		Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$364.2	$338.4	$293.1	$267.4	$—	$—	$657.3	$605.8
Foreign Exchange Trading Income	69.8	56.5	1.5	2.9	—	—	71.3	59.4
Other Noninterest Income	45.6	47.1	24.3	24.1	1.9	(2.0)	71.8	69.2
Net Interest Income (FTE)*	66.0	72.0	141.2	158.4	20.8	33.9	228.0	264.3

Revenue*	545.6	514.0	460.1	452.8	22.7	31.9	1,028.4	998.7
Provision for Credit Losses	1.2	(0.5)	3.8	5.5	—	—	5.0	5.0
Noninterest Expense	396.0	397.5	301.8	289.5	31.9	30.3	729.7	717.3

Income (loss) before Income Taxes*	148.4	117.0	154.5	157.8	(9.2)	1.6	293.7	276.4
Provision for Income Taxes*	48.3	35.8	58.0	59.8	(3.7)	1.2	102.6	96.8

Net Income	$100.1	$81.2	$96.5	$98.0	$(5.5)	$0.4	$191.1	$179.6

Percentage of Consolidated Net Income	52%	45%	51%	55%	-3%	—%	100%	100%
Average Assets	$51,976.0	$48,616.8	$22,803.8	$23,488.3	$18,069.8	$20,305.5	$92,849.6	$92,410.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.9 million for 2013 and $10.2 million for 2012.

Six Months Ended	Corporate and		Personal Financial		Treasury and		Total
June 30,	Institutional Services		Services		Other		Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$712.9	$655.4	$575.1	$525.6	$—	$—	$1,288.0	$1,181.0
Foreign Exchange Trading Income	128.0	114.0	2.8	7.3	—	—	130.8	121.3
Other Noninterest Income	85.8	95.7	41.5	46.8	4.6	(1.4)	131.9	141.1
Net Interest Income (FTE)*	130.1	149.0	289.0	319.5	42.6	62.1	461.7	530.6

Revenue*	1,056.8	1,014.1	908.4	899.2	47.2	60.7	2,012.4	1,974.0
Provision for Credit Losses	(1.5)	—	11.5	10.0	—	—	10.0	10.0
Noninterest Expense	794.7	795.5	603.6	593.2	60.3	52.2	1,458.6	1,440.9

Income (loss) before Income Taxes*	263.6	218.6	293.3	296.0	(13.1)	8.5	543.8	523.1
Provision for Income Taxes*	84.2	69.4	110.8	112.1	(6.3)	0.8	188.7	182.3

Net Income	$179.4	$149.2	$182.5	$183.9	$(6.8)	$7.7	$355.1	$340.8

Percentage of Consolidated Net Income	51%	44%	51%	54%	-2%	2%	100%	100%
Average Assets	$51,648.2	$49,139.5	$22,832.4	$23,526.1	$17,732.4	$21,103.7	$92,213.0	$93,769.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.5 million for 2013 and $20.1 million for 2012.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2013 and 2012, and changes during the three and six month periods then ended.

(In Millions)	Balance at December 31, 2012	Net Change	Balance at June 30, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$101.0	$(80.2)	$20.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	(3.1)	(4.5)
Net Foreign Currency Adjustments	10.5	1.6	12.1
Net Pension and Other Postretirement Benefit Adjustments	(393.1)	14.0	(379.1)

Total	$(283.0)	$(67.7)	$(350.7)

(In Millions)	Balance at December 31, 2011	Net Change	Balance at June 30, 2012
Net Unrealized Gains (Losses) on Securities Available for Sale	$39.8	$31.7	$71.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	(7.0)	2.4	(4.6)
Net Foreign Currency Adjustments	(9.5)	9.9	0.4
Net Pension and Other Postretirement Benefit Adjustments	(368.9)	27.5	(341.4)

Total	$(345.6)	$71.5	$(274.1)

	Three Months Ended June 30,
	2013			2012
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$—	$—	$—	$4.4	$(1.6)	$2.8
Other Unrealized Gains (Losses) on Securities Available for Sale	(130.7)	49.2	(81.5)	19.0	(7.1)	11.9
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	(4.7)	1.7	(3.0)

Net Change	(130.7)	49.2	(81.5)	18.7	(7.0)	11.7

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	(0.1)	0.4	0.3	(15.8)	5.9	(9.9)
Reclassification Adjustment for (Gains) Losses Included in Net Income	2.8	(1.0)	1.8	1.7	(0.7)	1.0

Net Change	2.7	(0.6)	2.1	(14.1)	5.2	(8.9)

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	6.7	1.2	7.9	(45.8)	—	(45.8)
Net Investment Hedge Gains (Losses)	(3.3)	1.2	(2.1)	72.6	(32.7)	39.9
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	3.4	2.4	5.8	26.8	(32.7)	(5.9)

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	11.2	(4.2)	7.0	8.4	(3.1)	5.3

Net Change	$11.2	$(4.2)	$7.0	$8.4	$(3.1)	$5.3

Notes to Consolidated Financial Statements (continued)

	Six Months Ended June 30,
	2013			2012
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$2.1	$(0.8)	$1.3	$10.2	$(3.8)	$6.4
Other Unrealized Gains (Losses) on Securities Available for Sale	(130.5)	49.1	(81.4)	48.6	(18.2)	30.4
Reclassification Adjustment for (Gains) Losses Included in Net Income	(0.2)	0.1	(0.1)	(8.2)	3.1	(5.1)

Net Change	(128.6)	48.4	(80.2)	50.6	(18.9)	31.7

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	(9.3)	3.3	(6.0)	2.9	(1.1)	1.8
Reclassification Adjustment for (Gains) Losses Included in Net Income	4.6	(1.7)	2.9	0.9	(0.3)	0.6

Net Change	(4.7)	1.6	(3.1)	3.8	(1.4)	2.4

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	(49.7)	1.7	(48.0)	(10.9)	—	(10.9)
Net Investment Hedge Gains (Losses)	79.5	(29.9)	49.6	27.4	(6.6)	20.8
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	29.8	(28.2)	1.6	16.5	(6.6)	9.9

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	26.7	(10.1)	16.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	22.4	(8.4)	14.0	17.1	(6.2)	10.9

Net Change	$22.4	$(8.4)	$14.0	$43.8	$(16.3)	$27.5

The following table provides the location and before-tax amounts of reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013.

	Location of	Amount of Reclassification Adjustments Recognized in Income
	Reclassification Adjustments	Three Months Ended	Six Months Ended
(In Millions)	Recognized in Income	June 30, 2013
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net
		$—	$(0.2)

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	2.8	4.6

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial (Gain) Loss	Employee Benefits	12.0	23.9
Amortization of Prior Service Cost	Employee Benefits	(0.8)	(1.5)

Gross Reclassification Adjustment		$11.2	$22.4

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ In Millions Except Per Common Share Information)	2013	2012	2013	2012
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	239,738,592	240,900,839	239,454,653	240,995,466
Net Income Applicable to Common Stock	$191.1	$179.6	$355.1	$340.8
Less: Earnings Allocated to Participating Securities	3.2	2.7	5.6	4.8

Earnings Allocated to Common Shares Outstanding	187.9	176.9	349.5	336.0

Basic Net Income Per Common Share	0.78	0.73	1.46	1.39

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	239,738,592	240,900,839	239,454,653	240,995,466
Plus: Dilutive Effect of Share-based Compensation	1,302,089	467,143	1,162,647	466,573

Average Common and Potential Common Shares	241,040,681	241,367,982	240,617,300	241,462,039

Earnings Allocated to Common and Potential Common Shares	187.9	176.9	349.5	336.0
Diluted Net Income Per Common Share	$0.78	$0.73	$1.45	$1.39

Note: Common stock equivalents totaling 3,432,897 and 4,008,871 for the three and six months ended June 30, 2013, respectively, and 11,973,600 and 12,710,195 for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Interest Income
Loans and Leases	$185.5	$205.8	$373.1	$423.4
Securities – Taxable	48.5	65.4	106.7	127.8
– Non-Taxable	3.0	4.5	6.3	9.8
Interest-Bearing Deposits with Banks	34.5	43.5	69.5	94.0
Federal Reserve Deposits and Other	3.8	2.3	6.4	7.5

Total Interest Income	275.3	321.5	562.0	662.5

Interest Expense
Deposits	25.0	32.7	54.1	79.1
Federal Funds Purchased	0.3	0.6	0.7	0.9
Securities Sold Under Agreements to Repurchase	0.1	0.1	0.2	0.2
Other Borrowings	1.0	1.2	1.6	2.1
Senior Notes	19.3	16.8	38.5	33.8
Long-Term Debt	8.9	15.3	19.5	34.4
Floating Rate Capital Debt	0.6	0.7	1.2	1.5

Total Interest Expense	55.2	67.4	115.8	152.0

Net Interest Income	$220.1	$254.1	$446.2	$510.5

13. Income Taxes – Income tax expense for the three and six months ended June 30, 2013 of $94.7 million and $173.2 million was recorded, representing an effective tax rate of 33.1% and 32.8%, respectively. The prior year three and six month provisions for income tax were $86.6 million and $162.2 million, representing effective tax rates of 32.5% and 32.3%, respectively.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and six months ended June 30, 2013 and 2012.

Net Periodic Pension Expense	Three Months Ended		Six Months Ended
U.S. Plan	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Service Cost	$7.6	$8.8	$15.2	$17.6
Interest Cost	10.6	10.4	21.1	20.8
Expected Return on Plan Assets	(23.0)	(21.8)	(46.1)	(43.6)
Amortization
Net Actuarial Loss	10.2	8.6	20.6	17.2
Prior Service Cost	(0.1)	(0.1)	(0.2)	(0.2)

Net Periodic Pension Expense (Benefit)	$5.3	$5.9	$10.6	$11.8

Net Periodic Pension Expense	Three Months Ended		Six Months Ended
Non U.S. Plans	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Interest Cost	$1.6	$1.5	$3.3	$3.1
Expected Return on Plan Assets	(1.6)	(1.6)	(3.1)	(3.2)
Net Actuarial Loss Amortization	0.4	0.2	0.5	0.4

Net Periodic Pension Expense (Benefit)	$0.4	$0.1	$0.7	$0.3

Net Periodic Pension Expense	Three Months Ended		Six Months Ended
Supplemental Plan	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Service Cost	$0.4	$0.7	$0.8	$1.4
Interest Cost	1.1	1.1	2.2	2.2
Amortization
Net Actuarial Loss	1.7	1.5	3.4	3.0
Prior Service Cost	0.1	0.1	0.2	0.2

Net Periodic Pension Expense	$3.3	$3.4	$6.6	$6.8

Net Periodic Postretirement Benefit	Three Months Ended		Six Months Ended
Other Postretirement Plan	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Service Cost	$0.1	$—	$0.1	$0.1
Interest Cost	0.3	0.3	0.6	0.7
Amortization
Net Actuarial Gain	(0.3)	(0.6)	(0.6)	(0.9)
Prior Service Cost	(0.8)	(1.3)	(1.5)	(2.6)

Net Periodic Postretirement (Benefit) Expense	$(0.7)	$(1.6)	$(1.4)	$(2.7)

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance stock units.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2013	2012	2013	2012
Stock and Stock Unit Awards	$11.9	$11.0	$24.3	$23.7
Stock Options	4.3	5.4	11.2	16.6
Performance Stock Units	2.1	0.8	3.3	1.1

Total Share-Based Compensation Expense	18.3	17.2	38.8	41.4

Tax Benefits Recognized	$6.8	$6.5	$14.5	$15.6

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

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of June 30, 2013 and December 31, 2012, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $670.6 million and $673.6 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of June 30, 2013 and December 31, 2012, the carrying amounts of these investments in community development projects deemed to be VIEs, which are included in other assets in the consolidated balance sheet, were $225.3 million and $248.2 million, respectively. As of June 30, 2013 and December 31, 2012, liabilities related to unfunded commitments on investments in community development projects, which are included in other liabilities in the consolidated balance sheet, were $26.8 million and $33.1 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the community development projects that would expose it to a loss.

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

Notes to Consolidated Financial Statements (continued)

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.9 billion at June 30, 2013 and $4.6 billion at December 31, 2012.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of borrowers of securities. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $77.4 billion at June 30, 2013 and $69.7 billion at December 31, 2012. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at June 30, 2013 or December 31, 2012 related to these indemnifications.

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

Notes to Consolidated Financial Statements (continued)

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2013, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $120.4 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

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

On August 24, 2010, a lawsuit (hereinafter referred to as the “Securities Class Action”) was filed in federal court in the Northern District of Illinois against the Corporation and

Notes to Consolidated Financial Statements (continued)

three of its present or former officers, including the present and former Chief Executive Officers of the Corporation, on behalf of a purported class of purchasers of Corporation stock during the period from October 17, 2007 to October 20, 2009. The amended complaint alleges that during the purported class period the defendants violated Sections 10(b) and 20(a) of the Exchange Act by allegedly taking insufficient provisions for credit losses with respect to the Corporation’s real estate loan portfolio and failing to make sufficient disclosures regarding its securities lending business. Plaintiff seeks compensatory damages in an unspecified amount. In March 2013, the court dismissed the Securities Class Action with leave to amend. Plaintiffs decided not to file an amended complaint and in May 2013, the court entered an order dismissing the case with prejudice.

On September 7, 2010, a shareholder derivative lawsuit, purportedly brought on behalf of the Corporation, was filed in the Circuit Court of Cook County, Illinois against a number of the Corporation’s current and former officers and directors. The Corporation is named as a nominal defendant. The complaint asserts that the individual defendants violated their fiduciary duties to the Corporation based upon substantially the same allegations made in the Securities Class Action complaint. Certain individual defendants are also alleged to have sold some of their holdings of Northern Trust Corporation stock while in possession of material nonpublic information. Plaintiff seeks compensatory damages in an unspecified amount from the individual defendants on behalf of the Corporation. The only relief sought against the Corporation is an order requiring the implementation of certain corporate governance procedures. On December 20, 2011, the court granted the Corporation’s motion to dismiss the derivative lawsuit but gave plaintiff leave to file an amended complaint. Plaintiff elected, instead, to enter into an agreed order staying the derivative suit until the judge in the Securities Class Action rules on the Corporation’s motion to dismiss that complaint. Following the dismissal of the Securities Class Action, plaintiff agreed not to pursue this shareholder derivative lawsuit, and the court entered an order dismissing the case with prejudice in April 2013.

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa, Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and as of June 30, 2013 had restrictions as to their sale or transfer.

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

Notes to Consolidated Financial Statements (continued)

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

Contingent Purchase Consideration. In connection with acquisitions consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration at June 30, 2013 and December 31, 2012 was $52.7 million and $50.1 million, respectively.

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

Credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses on these instruments, respectively. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, or credit spreads fluctuate. This risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annex and other similar agreements are currently in place with a number of counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

All derivative financial instruments, whether designated as hedges or not, are recorded in

Notes to Consolidated Financial Statements (continued)

the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $1,487.1 million as of June 30, 2013 and by $982.5 million as of December 31, 2012, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at June 30, 2013, also reflect reductions of $68.8 million and $2,193.2 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $118.6 million and $425.0 million, respectively, at December 31, 2012. Additional cash collateral received from and deposited with derivative counterparties totaling $1.7 million and $36.5 million, respectively, as of June 30, 2013, and $1.6 million and $73.3 million, respectively, as of December 31, 2012, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties. Effective in the second quarter of 2013, Northern Trust centrally clears those interest rate derivative instruments addressed under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $10.8 million, are not offset against derivative assets and liabilities on the consolidated balance sheet, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of the net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $474.7 million and $178.9 million at June 30, 2013 and December 31, 2012, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $410.0 million and $155.4 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2013 and December 31, 2012 of $64.7 million and $23.5 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Notes to Consolidated Financial Statements (continued)

Interest rate contracts include swap and option contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts on behalf of its clients and also may utilize such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts may include caps, floors, and swaptions, and provide for the transfer or reduction of interest rate risk in exchange for a fee. Northern Trust enters into option contracts primarily as a seller of interest rate protection to clients. Northern Trust receives a fee at the outset of the agreement for the assumption of the risk of an unfavorable change in interest rates. This assumed interest rate risk is then mitigated by entering into an offsetting position with an outside counterparty. Northern Trust may also purchase option contracts for risk management purposes.

Credit default swap contracts are agreements to transfer credit default risk from one party to another in exchange for a fee. Northern Trust enters into credit default swaps with outside counterparties where the counterparty agrees to assume the underlying credit exposure of a specific Northern Trust commercial loan or loan commitment.

Client-Related and Trading Derivative Instruments. In excess of 96% of Northern Trust’s derivatives outstanding at June 30, 2013 and December 31, 2012, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

The following table shows the notional and fair values of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheet. They are used merely to express the volume of this activity. Northern Trust’s credit-related risk of loss is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

	June 30, 2013			December 31, 2012
	Notional	Fair Value		Notional	Fair Value
(In Millions)	Value	Asset	Liability	Value	Asset	Liability
Foreign Exchange Contracts	$269,992.6	$4,624.5	$4,588.7	$213,246.7	$1,735.3	$1,730.4
Interest Rate Option Contracts	36.2	0.1	0.1	31.4	—	—
Interest Rate Swap Contracts	5,050.4	142.7	135.5	4,915.2	180.6	174.0

Total	$275,079.2	$4,767.3	$4,724.3	$218,193.3	$1,915.9	$1,904.4

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2013 and 2012.

		Amount of Derivative Gain/(Loss) Recognized in Income
	Location of Derivative Gain/(Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	Income	2013	2012	2013	2012
Foreign Exchange Contracts	Foreign Exchange Trading Income	$71.3	$59.4	$130.8	$121.3
Interest Rate Swap and Option Contracts	Security Commissions and Trading Income	3.8	2.7	7.0	5.2

Total		$75.1	$62.1	$137.8	$126.5

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

			June 30, 2013			December 31, 2012
	Derivative	Risk	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Classification	Value	Asset	Liability	Value	Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,821.3	$28.7	$47.2	$3,617.0	$3.4	$75.1
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	900.0	94.3	0.1	900.0	126.3	0.2
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	471.9	5.9	13.1	669.0	8.7	11.5
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,607.7	45.3	0.7	1,451.4	2.3	27.8

Total			$6,800.9	$174.2	$61.1	$6,637.4	$140.7	$114.6

Notes to Consolidated Financial Statements (continued)

In addition to the above, Sterling denominated debt, totaling $231.6 million and $242.3 million at June 30, 2013 and December 31, 2012, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and six months ended June 30, 2013 and 2012.

		Location of Derivative	Amount of Derivative Gain/(Loss) Recognized in Income
		Gain/(Loss)	Three Months Ended		Six Months Ended
	Derivative	Recognized	June 30,		June 30,
(In Millions)	Instrument	in Income	2013	2012	2013	2012
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$34.6	$(22.1)	$38.0	$(70.2)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	(11.8)	14.6	(12.5)	162.9

Total			$22.8	$(7.5)	$25.5	$92.7

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were losses of $0.3 million and $0.6 million recorded within the fair value of hedged items for such “long-haul” hedges during the three and six months ended June 30, 2013, respectively. There were no changes recorded within the fair value of the hedged items during the three months ended June 30, 2012; there was a gain of $0.3 million recorded within the fair value of the hedged items during the six months ended June 30, 2012. There were losses of $0.3 million and $0.5 million from ineffectiveness recorded during the three and six months ended June 30, 2013, and a loss of $0.1 million and a gain of $0.5 million from ineffectiveness recorded during the three and six month ended June 30, 2012 for available for sale investment securities, senior notes, and subordinated debt. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of forecasted transactions caused by movements in foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change in the accounting for

Notes to Consolidated Financial Statements (continued)

the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to earnings. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three or six months ended June 30, 2013 and 2012. As of June 30, 2013, 23 months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following tables provide cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and six months ended June 30, 2013 and 2012.

	Foreign Exchange
(In Millions)	Contracts (Before Tax)
Three Months Ended June 30,	2013	2012
Net Gain/(Loss) Recognized in AOCI	$(0.1)	$(15.8)

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	(1.0)	(0.8)
Other Operating Expense	(1.8)	(0.9)

Total	$(2.8)	$(1.7)

	Foreign Exchange
(In Millions)	Contracts (Before Tax)
Six Months Ended June 30,	2013	2012
Net Gain/(Loss) Recognized in AOCI	$(9.3)	$2.9

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	(1.7)	(2.3)
Other Operating Expense	(2.9)	1.4

Total	$(4.6)	$(0.9)

During the three and six months ended June 30, 2013 and 2012, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $5.1 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk

Notes to Consolidated Financial Statements (continued)

of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was no ineffectiveness recorded during the three and six months ended June 30, 2013 and 2012. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three and six months ended June 30, 2013 and 2012.

	Hedging Gain/(Loss)
	Recognized in OCI (Before Tax)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2013	2012	2013	2012
Foreign Exchange Contracts	$(2.0)	$63.7	$64.3	$27.4
Sterling Denominated Subordinated Debt	(1.3)	8.9	15.2	—

Total	$(3.3)	$72.6	$79.5	$27.4

Derivatives that are not formally designated as hedges under GAAP are entered into for risk management purposes. Foreign exchange contracts are entered into to manage the foreign currency risk of non-U.S. dollar denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans, and forecasted foreign currency denominated transactions. Credit default swaps are entered into to manage the credit risk associated with certain loans and loan commitments. The following table identifies the types of risk management derivative instruments not formally designated as hedges and their notional amounts and fair values.

		June 30, 2013			December 31, 2012
	Derivative	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Value	Asset	Liability	Value	Asset	Liability
Credit Default Swap Contracts		$25.0	$—	$0.1	$42.5	$—	$1.0
Foreign Exchange Contracts		164.0	0.4	3.8	1,189.8	10.3	3.0

Total		$189.0	$0.4	$3.9	$1,232.3	$10.3	$4.0

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2013 and 2012.

		Amount of Derivative Gain/(Loss)
	Location of	Recognized in Income
	Derivative Gain/	Three Months Ended		Six Months Ended
	(Loss) Recognized	June 30,		June 30,
(In Millions)	in Income	2013	2012	2013	2012
Credit Default Swap Contracts	Other Operating Income	$—	$(0.8)	$(0.1)	$(1.9)
Foreign Exchange Contracts	Other Operating Income	(1.6)	(0.9)	(4.5)	(1.2)

Total		$(1.6)	$(1.7)	$(4.6)	$(3.1)

Notes to Consolidated Financial Statements (continued)

19. Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheet as of June 30, 2013 and December 31, 2012.

June 30, 2013
	Gross	Gross	Net	Gross
	Recognized	Amounts	Amounts	Amounts	Net
(In Millions)	Assets	Offset	Presented	Not Offset	Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$4,403.4	$1,403.1	$3,000.3	$—	$3,000.3
Interest Rate Swaps OTC	120.3	60.9	59.4	—	59.4
Interest Rate Swaps Exchange Cleared	5.8	0.5	5.3	—	5.3
Interest Rate Options OTC	0.1	—	0.1	—	0.1
Cross Product Netting Adjustment	—	22.6	—	—	—
Cross Product Collateral Adjustment	—	68.8	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	4,529.6	1,555.9	2,973.7	—	2,973.7

Total Derivatives Not Subject to a Master Netting Arrangement	412.3	—	412.3	—	412.3

Total Derivatives	4,941.9	1,555.9	3,386.0	—	3,386.0

Securities Purchased under Agreements to Resell (2)	$500.0	$—	$500.0	$500.0	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $2,839.0 million as of June 30, 2013.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $31.2 million as of June 30, 2013.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of June 30, 2013.

December 31, 2012
	Gross	Gross	Net	Gross
	Recognized	Amounts	Amounts	Amounts	Net
(In Millions)	Assets	Offset	Presented	Not Offset	Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$1,756.6	$877.1	$879.5	$—	$879.5
Interest Rate Swaps OTC	310.3	68.3	242.0	—	242.0
Cross Product Netting Adjustment	—	37.1	—	—	—
Cross Product Collateral Adjustment	—	118.6	—	—	—

Total	2,066.9	1,101.1	965.8	—	965.8

Securities Purchased under Agreements to Resell (2)	$35.4	$—	$35.4	$35.4	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $2,964.4 million as of December 31, 2012.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $25.4 million as of December 31, 2012.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2012.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheet as of June 30, 2013 and December 31, 2012.

June 30, 2013
	Gross	Gross	Net	Gross
	Recognized	Amounts	Amounts	Amounts	Net
(In Millions)	Liabilities	Offset	Presented	Not Offset	Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$4,240.1	$1,403.1	$2,837.0	$—	$2,837.0
Interest Rate Swaps OTC	167.1	60.9	106.2	—	106.2
Interest Rate Swaps Exchange Cleared	0.5	0.5	—	—	—
Interest Rate Options OTC	0.1	—	0.1	—	0.1
Credit Default Swaps OTC	0.1	—	0.1	—	0.1
Cross Product Netting Adjustment	—	22.6	—	—	—
Cross Product Collateral Adjustment	—	2,193.2	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	4,407.9	3,680.3	727.6	—	727.6

Total Derivatives Not Subject to a Master Netting Arrangement	381.4	—	381.4	—	381.4

Total Derivatives	4,789.3	3,680.3	1,109.0	—	1,109.0

Securities Sold under Agreements to Repurchase	$777.7	$—	$777.7	$777.7	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $3,201.0 million as of June 30, 2013.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of June 30, 2013.

December 31, 2012
	Gross	Gross	Net	Gross
	Recognized	Amounts	Amounts	Amounts	Net
(In Millions)	Liabilities	Offset	Presented	Not Offset	Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,772.7	$877.1	$895.6	$—	$895.6
Interest Rate Swaps OTC	249.3	68.3	181.0	—	181.0
Credit Default Swaps OTC	1.0	—	1.0	—	1.0
Cross Product Netting Adjustment	—	37.1	—	—	—
Cross Product Collateral Adjustment	—	425.0	—	—	—

Total	2,023.0	1,407.5	615.5	—	615.5

Securities Sold under Agreements to Repurchase	$699.8	$—	$699.8	$699.8	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $1,961.7 million as of December 31, 2012.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2012.

All of Northern Trust’s securities sold under agreements to repurchase (repurchase agreements) and securities purchased under agreements to resell (reverse repurchase agreements) involve the transfer of financial assets in exchange for cash subject to a right

Notes to Consolidated Financial Statements (continued)

and obligation to repurchase those assets for an agreed upon amount. In the event of a repurchase failure, the cash or financial assets are available for offset. All of Northern Trust’s repurchase agreements and reverse repurchase agreements are subject to a master netting arrangement, which sets forth the rights and obligations for repurchase and offset. Under the master netting arrangement, Northern Trust is entitled to set off receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty.

Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting arrangements or similar agreements exist. Derivative assets and liabilities can be further offset by cash collateral received from, and deposited with, the transacting counterparty. The basis for this view is that, upon termination of transactions subject to a master netting arrangement or similar agreement, the individual derivative receivables do not represent resources to which general creditors have rights and individual derivative payables do not represent claims that are equivalent to the claims of general creditors. Effective in the second quarter of 2013, Northern Trust centrally clears those interest rate derivative instruments addressed under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These transactions are subject to an agreement similar to a master netting arrangement which has the same rights of offset as described above.

20. Subsequent Event

In conjunction with the planned move of its Florida headquarters in Miami, Northern Trust, together with other joint owners, completed the sale of an office building property at a price of $64.1 million on July 15, 2013. Northern Trust expects to recognize a pre-tax gain in the third quarter of 2013 of approximately $30 million on the sale of its interests in this property.

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

Except as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as modified by Item 1A in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013:

Breaches of our security measures can result in losses.

We rely heavily on information technology to conduct our business and any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our clients’ proprietary information or our own proprietary information. Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Information security risks for large financial institutions like us have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Northern Trust and several other financial institutions have been the target of cyberattacks including denial-of-service attacks intended to disrupt our online presence. These incidents have not had a material impact on Northern Trust to date. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our systems involve the use of clients’ and Northern Trust’s proprietary information and a successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of confidential information of Northern Trust or that of its clients, or damage to computers or systems of Northern Trust and those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2013.

	Total Number of Shares	Average	Total Number of Shares Purchased	Maximum Number of of Shares that May Yet
	Purchased	Price Paid	as Part of a Publicly	be Purchased
Period	(1)	per Share	Announced Plan (2)	Under the Plan
April 1-30, 2013	76,100	$52.70	76,100	11,923,900
May 1-31, 2013	204,617	54.86	204,617	11,719,283
June 1-30, 2013	609	57.89	609	11,718,674

Total (Second Quarter)	281,326	$54.28	281,326	11,718,674

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	The Corporation’s current stock buyback program, announced April 16, 2013, authorizes the purchase of up to 12.0 million shares of the Corporation’s common stock. The Corporation’s current stock buyback program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: August 2, 2013	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and Chief Financial Officer

Date: August 2, 2013	By:	/s/ Jane Karpinski
Jane Karpinski
Senior Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Rose A. Ellis, Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

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

(i) Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.