Form 10-Q
period 2013-09-30
NORTHERN TRUST CORP
filed 2013-10-25
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

238,983,842 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on September 30, 2013)

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
FOR THE PERIOD (In Millions)	2013	2012	% Change (*)	2013	2012	% Change (*)
Noninterest Income
Trust, Investment and Other Servicing Fees	$648.0	$601.9	8%	$1,936.0	$1,782.9	9%
Foreign Exchange Trading Income	62.8	44.0	43	193.6	165.3	17
Treasury Management Fees	17.6	16.3	8	51.5	51.0	1
Security Commissions and Trading Income	16.8	17.9	(6)	53.4	53.6	—
Other Operating Income	67.2	46.6	44	128.3	119.2	8
Investment Security Gains (Losses), net	(2.2)	0.2	N/M	(1.9)	(1.7)	10

Total Noninterest Income	810.2	726.9	11	2,360.9	2,170.3	9

Net Interest Income	237.0	245.6	(4)	683.2	756.1	(10)
Provision for Credit Losses	5.0	10.0	(50)	15.0	20.0	(25)

Net Interest Income after Provision for Credit Losses	232.0	235.6	(2)	668.2	736.1	(9)

Noninterest Expense
Compensation	324.6	315.7	3	971.8	951.1	2
Employee Benefits	63.5	61.3	4	191.0	194.3	(2)
Outside Services	145.9	126.6	15	412.0	388.5	6
Equipment and Software	95.5	86.0	11	279.0	276.2	1
Occupancy	43.3	43.8	(1)	130.0	128.2	1
Other Operating Expense	67.9	63.0	8	215.5	199.0	8

Total Noninterest Expense	740.7	696.4	6	2,199.3	2,137.3	3

Income before Income Taxes	301.5	266.1	13	829.8	769.1	8
Provision for Income Taxes	95.0	87.3	9	268.2	249.5	8

Net Income	$206.5	$178.8	15%	$561.6	$519.6	8%

Average Total Assets	$95,212.5	$92,709.9	3%	$93,223.5	$93,413.6	—%
PER COMMON SHARE

Net Income – Basic	$0.85	$0.73	16%	$2.31	$2.13	8%
– Diluted	0.84	0.73	15	2.29	2.12	8
Cash Dividends Declared Per Common Share	0.31	0.30	3	0.92	0.88	5
Book Value – End of Period (EOP)	32.71	31.41	4	32.71	31.41	4
Market Price – EOP	54.38	46.42	17	54.38	46.42	17
RATIOS

Return on Average Common Equity	10.64%	9.59%		9.84%	9.52%
Return on Average Assets	0.86	0.77		0.81	0.74
Dividend Payout Ratio	36.9	41.1		40.2	41.5
Average Stockholders’ Equity to Average Assets	8.1	8.0		8.2	7.8

PERIOD END (In Millions)	September 30, 2013	December 31, 2012	% Change (*)
Assets	$95,969.5	$97,463.8	(2)%
Earning Assets	86,413.4	87,472.7	(1)
Deposits	78,161.7	81,407.8	(4)
Stockholders’ Equity	7,817.1	7,527.0	4
PERIOD END CLIENT ASSETS (In Billions)

Assets Under Custody	$5,237.0	$4,804.9	9%
Assets Under Management	846.2	758.9	12
RATIOS

Tier 1 Capital to Risk-Weighted Assets – EOP	13.6%	12.8%
Total Capital to Risk-Weighted Assets – EOP	14.9	14.3
Tier 1 Leverage Ratio	8.3	8.2

(*)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER CONSOLIDATED RESULTS OF OPERATIONS

General

Northern Trust Corporation (the Corporation), together with its subsidiaries, is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families, and individuals worldwide. Northern Trust focuses on servicing and managing client assets through its two primary business units, Corporate & Institutional Services (C&IS) and Wealth Management (WM). Asset management and related services are provided to C&IS and Wealth Management clients primarily by a third business unit, Asset Management. Northern Trust emphasizes quality through a high level of service complemented by the effective use of technology, delivered by a fourth business unit, Operations and Technology (O&T). Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.

The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors should also read the section entitled “Factors Affecting Future Results.”

Overview

Net income per common share in the third quarter of 2013 was $0.84 compared to $0.73 per common share in the third quarter of 2012. Net income for the current quarter was $206.5 million, up $27.7 million, or 15%, from $178.8 million in the prior year quarter. The performance in the current quarter produced an annualized return on average common equity of 10.6% as compared to 9.6% in the prior year quarter. The annualized return on average assets was 0.9% in the current quarter and 0.8% in the prior year quarter.

The current quarter includes a $32.6 million pre-tax gain ($20.3 million after tax, or $0.08 per common share) on the sale of an office building property. Excluding the current quarter gain, net income per diluted common share, net income, and return on average common equity would have been $0.76, $186.2 million, and 9.6%, respectively.

Consolidated revenue of $1.05 billion in the current quarter was up $74.7 million, or 8%, from $972.5 million in the prior year quarter. Noninterest income, which represented 77% of revenue, increased $83.3 million, or 11%, to $810.2 million from the prior year quarter’s $726.9 million, primarily reflecting higher trust, investment and other servicing fees; other operating income; and foreign exchange trading income.

Net interest income for the quarter decreased $8.6 million, or 4%, to $237.0 million as compared to $245.6 million in the prior year quarter, primarily due to a decrease in the net interest margin.

Noninterest expense totaled $740.7 million in the current quarter, up $44.3 million, or 6%, from $696.4 million in the prior year quarter, primarily reflecting higher outside services, equipment and software, and compensation expense.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended September 30,
($ In Millions)	2013	2012	Change
Trust, Investment and Other Servicing Fees	$648.0	$601.9	$46.1	8%
Foreign Exchange Trading Income	62.8	44.0	18.8	43
Treasury Management Fees	17.6	16.3	1.3	8
Security Commissions and Trading Income	16.8	17.9	(1.1)	(6)
Other Operating Income	67.2	46.6	20.6	44
Investment Security Gains (Losses), net	(2.2)	0.2	(2.4)	N/M

Total Noninterest Income	$810.2	$726.9	$83.3	11%

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

The following tables present Northern Trust’s assets under custody and assets under management by business segment.

Assets Under Custody ($ In Billions)	September 30, 2013	June 30, 2013	September 30, 2012	Change Q3-13/ Q2-13	Change Q3-13/ Q3-12
Corporate and Institutional	$4,766.5	$4,538.9	$4,331.9	5%	10%
Wealth Management	470.5	452.6	429.5	4	10

Total Assets Under Custody	$5,237.0	$4,991.5	$4,761.4	5%	10%

Assets Under Management ($ In Billions)	September 30, 2013	June 30, 2013	September 30, 2012	Change Q3-13/ Q2-13	Change Q3-13/ Q3-12
Corporate and Institutional	$634.6	$600.5	$565.6	6%	12%
Wealth Management	211.6	202.5	184.1	4	15

Total Assets Under Management	$846.2	$803.0	$749.7	5%	13%

C&IS assets under custody totaled $4.8 trillion, up 10% from the prior year quarter, and included $3.0 trillion of global custody assets, 13% higher compared to the prior year quarter. C&IS assets under management included $104.6 billion of securities lending collateral, a 7% increase from the prior year quarter.

Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500 index and EAFE index (USD) of 16.7% and 20.4%, respectively.

Noninterest Income (continued)

Custodied and managed assets were invested as follows at September 30:

	2013			2012
	C&IS	WM	Consolidated	C&IS	WM	Consolidated
Assets Under Custody
Equities	46%	53%	47%	44%	47%	44%
Fixed Income Securities	35	23	34	36	25	36
Cash and Other Assets	19	24	19	20	28	20

Assets Under Management
Equities	54%	45%	52%	50%	37%	47%
Fixed Income Securities	13	28	17	16	32	20
Cash and Other Assets	33	27	31	34	31	33

Trust, investment and other servicing fees in C&IS increased $25.4 million, or 8%, to $359.8 million in the current quarter from the prior year quarter’s $334.4 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended September 30,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$239.4	$214.4	$25.0	12%
Investment Management	71.3	73.2	(1.9)	(3)
Securities Lending	22.7	23.8	(1.1)	(5)
Other	26.4	23.0	3.4	15

Total	$359.8	$334.4	$25.4	8%

Custody and fund administration fees, the largest component of C&IS fees, increased 12%, primarily driven by favorable equity markets and new business. C&IS investment management fees decreased 3%, primarily due to higher waived fees in money market mutual funds, partially offset by favorable equity markets and new business. Money market mutual fund fee waivers in C&IS, attributable to persistently low short-term interest rates, totaled $15.3 million in the current quarter, compared to waived fees of $6.5 million in the prior year quarter. Securities lending revenue decreased 5%, primarily reflecting lower spreads in the current quarter, partially offset by higher volumes.

Trust, investment and other servicing fees in Wealth Management totaled $288.2 million in the current quarter, increasing $20.7 million, or 8%, from $267.5 million in the prior year quarter. The increased fees in the current quarter are primarily due to new business and the favorable impact of equity markets on fees, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $17.1 million in the current quarter compared with $10.3 million in the prior year quarter.

Foreign exchange trading income totaled $62.8 million, up $18.8 million, or 43%, compared with $44.0 million in the prior year quarter. The current quarter increase is attributable to higher currency market volatility and trading volumes compared to the prior year quarter.

Noninterest Income (continued)

Other operating income totaled $67.2 million in the current quarter, up $20.6 million, or 44%, from $46.6 million in the prior year quarter. The current quarter includes the $32.6 million pre-tax gain on the sale of an office building property. The prior year quarter included a $5.3 million gain on foreign exchange contracts related to hedges of certain investments in foreign currency denominated subsidiaries. Excluding the current and prior year quarter gains, other operating income decreased $6.7 million. The components of other operating income are provided below.

Other Operating Income	Three Months Ended September 30,
($ In Millions)	2013	2012	Change
Loan Service Fees	$15.8	$16.7	$(0.9)	(5)%
Banking Service Fees	12.8	13.8	(1.0)	(7)
Other Income	38.6	16.1	22.5	139

Total Other Operating Income	$67.2	$46.6	$20.6	44%

Net investment security losses totaled $2.2 million, reflecting realized losses on the sale of securities in the current quarter.

Net Interest Income

Net interest income for the quarter on an FTE basis totaled $244.8 million, down $12.1 million, or 5%, compared to $256.9 million in the prior year quarter. The decrease is primarily the result of a decline in the net interest margin to 1.14% from 1.21% in the prior year quarter, partially offset by higher levels of average earning assets. The decline in the net interest margin primarily reflects lower yields on earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates. Average earning assets for the quarter were $85.5 billion, up $1.0 billion, or 1%, from $84.5 billion in the prior year quarter. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income stated on an FTE basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 23.

Federal Reserve deposits and other interest-bearing assets averaged $8.0 billion in the current quarter as compared to $6.1 billion in the prior year quarter, an increase of $1.9 billion, or 31%.

Average securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments, which are classified in other assets in the consolidated balance sheet, were $30.6 billion, up $698.3 million, or 2%, from $29.9 billion in the prior year quarter.

Net Interest Income (continued)

Loans and leases averaged $28.7 billion in the current quarter, down $383.6 million, or 1%, from $29.0 billion in the prior year quarter. Commercial and institutional loans averaged $7.2 billion in the current quarter, down $205.5 million, or 3%, from the prior year quarter’s average of $7.4 billion. Residential real estate loans averaged $10.1 billion in the current quarter, down $308.4 million, or 3%, from the prior year quarter’s average of $10.4 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $59.3 billion in the current quarter, compared to $55.7 billion in the prior year quarter, an increase of $3.6 billion, or 7%. Other interest-bearing funds averaged $8.9 billion in the current quarter, an increase of $2.5 million, or 40%, from $6.4 billion in the prior year quarter, primarily attributable to an increase in short-term borrowings, partially offset by a decrease in long-term debt and senior notes. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets decreased $5.2 billion, or 23%, to $17.3 billion from $22.5 billion in the prior year quarter, resulting primarily from lower levels of demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on pages 24 and 25.

Provision for Credit Losses

The provision for credit losses was $5.0 million in the current quarter compared to $10.0 million in the prior year quarter. Net charge-offs were $8.3 million in the current quarter resulting from $11.6 million of charge-offs and $3.3 million of recoveries, compared to $11.9 million of net charge-offs in the prior year quarter resulting from $16.3 million of charge-offs and $4.4 million of recoveries. Nonperforming assets declined slightly from the prior year quarter. Residential real estate loans accounted for 70% and 66% of total nonperforming loans and leases at September 30, 2013 and 2012, respectively. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 18.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended September 30,
($ In Millions)	2013	2012	Change
Compensation	$324.6	$315.7	$8.9	3%
Employee Benefits	63.5	61.3	2.2	4
Outside Services	145.9	126.6	19.3	15
Equipment and Software	95.5	86.0	9.5	11
Occupancy	43.3	43.8	(0.5)	(1)
Other Operating Expense	67.9	63.0	4.9	8

Total Noninterest Expense	$740.7	$696.4	$44.3	6%

Compensation expense, the largest component of noninterest expense, equaled $324.6 million, up $8.9 million, or 3%, from $315.7 million in the prior year quarter, attributable to higher staff levels. Staff on a full-time equivalent basis at September 30, 2013 totaled approximately 14,600, up 3% from a year ago. Employee benefit expense equaled $63.5 million, up 4% from $61.3 million in the prior year quarter.

Expense associated with outside services totaled $145.9 million, up $19.3 million, or 15%, from $126.6 million in the prior year quarter. The current quarter increase is primarily due to higher consulting and technical services expense, including costs associated with a growing set of regulatory and compliance requirements.

Equipment and software expense totaled $95.5 million, up $9.5 million, or 11%, from $86.0 million in the prior year quarter. The current quarter includes higher software amortization associated with the continued investment in technology related assets. Occupancy expense equaled $43.3 million, relatively unchanged from $43.8 million in the prior year quarter.

Other operating expense totaled $67.9 million compared with $63.0 million in the prior year quarter, an increase of 8%. The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended September 30,
($ In Millions)	2013	2012	Change
Business Promotion	$17.9	$16.4	$1.5	9%
FDIC Insurance Premiums	6.6	5.7	0.9	16
Staff Related	7.3	10.9	(3.6)	(33)
Other Intangible Amortization	5.2	5.2	—	—
Other Expenses	30.9	24.8	6.1	25

Total Other Operating Expense	$67.9	$63.0	$4.9	8%

The increase in the “other expenses” component of other operating expense reflects increases in various miscellaneous expense categories.

Provision for Income Taxes

Income tax expense was $95.0 million in the current quarter, representing an effective tax rate of 31.5%, and $87.3 million in the prior year quarter, representing an effective tax rate of 32.8%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three and nine month periods ended September 30, 2013 and 2012. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$359.8	$334.4	$288.2	$267.5	$—	$—	$648.0	$601.9
Foreign Exchange Trading Income	61.8	41.3	1.0	2.7	—	—	62.8	44.0
Other Noninterest Income	44.3	50.2	54.3	23.3	0.8	7.5	99.4	81.0
Net Interest Income (FTE)*	70.1	68.0	136.3	157.4	38.4	31.5	244.8	256.9

Revenue*	536.0	493.9	479.8	450.9	39.2	39.0	1,055.0	983.8
Provision for Credit Losses	0.4	(1.6)	4.6	11.6	—	—	5.0	10.0
Noninterest Expense	412.0	394.5	297.3	285.2	31.4	16.7	740.7	696.4

Income (loss) before Income Taxes*	123.6	101.0	177.9	154.1	7.8	22.3	309.3	277.4
Provision (Benefit) for Income Taxes*	38.8	32.7	67.0	58.1	(3.0)	7.8	102.8	98.6

Net Income	$84.8	$68.3	$110.9	$96.0	$10.8	$14.5	$206.5	$178.8

Percentage of Consolidated Net Income	41%	38%	54%	54%	5%	8%	100%	100%
Average Assets	$53,653.5	$50,638.6	$22,923.6	$23,530.7	$18,635.4	$18,540.6	$95,212.5	$92,709.9

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.8 million for 2013 and $11.3 million for 2012.

Nine Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,072.7	$989.8	$863.3	$793.1	$—	$—	$1,936.0	$1,782.9
Foreign Exchange Trading Income	189.8	155.3	3.8	10.0	—	—	193.6	165.3
Other Noninterest Income	130.1	145.9	95.8	70.1	5.4	6.1	231.3	222.1
Net Interest Income (FTE)*	200.2	217.0	425.3	476.9	81.0	93.6	706.5	787.5

Revenue*	1,592.8	1,508.0	1,388.2	1,350.1	86.4	99.7	3,067.4	2,957.8
Provision for Credit Losses	(1.1)	(1.6)	16.1	21.6	—	—	15.0	20.0
Noninterest Expense	1,206.7	1,190.0	900.9	878.4	91.7	68.9	2,199.3	2,137.3

Income (loss) before Income Taxes*	387.2	319.6	471.2	450.1	(5.3)	30.8	853.1	800.5
Provision (Benefit) for Income Taxes*	123.0	102.1	177.8	170.2	(9.3)	8.6	291.5	280.9

Net Income	$264.2	$217.5	$293.4	$279.9	$4.0	$22.2	$561.6	$519.6

Percentage of Consolidated Net Income	47%	42%	52%	54%	1%	4%	100%	100%
Average Assets	$52,323.8	$49,642.8	$22,863.1	$23,527.6	$18,036.6	$20,243.2	$93,223.5	$93,413.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $23.3 million for 2013 and $31.4 million for 2012.

Corporate & Institutional Services

C&IS net income for the current quarter totaled $84.8 million as compared to $68.3 million in the prior year quarter, an increase of $16.5 million, or 24%. Noninterest income was $465.9 million, up $40.0 million, or 9%, from $425.9 million in the prior year quarter, reflecting higher trust, investment and other servicing fees and increased foreign exchange trading income.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended September 30,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$239.4	$214.4	$25.0	12%
Investment Management	71.3	73.2	(1.9)	(3)
Securities Lending	22.7	23.8	(1.1)	(5)
Other	26.4	23.0	3.4	15

Total	$359.8	$334.4	$25.4	8%

Custody and fund administration fees, the largest component of C&IS fees, increased 12%, primarily driven by favorable equity markets and new business. C&IS investment management fees decreased 3%, primarily due to higher waived fees in money market mutual funds, partially offset by favorable equity markets and new business. Money market mutual fund fee waivers in C&IS, attributable to persistently low short-term interest rates, totaled $15.3 million in the current quarter, compared to waived fees of $6.5 million in the prior year quarter. Securities lending revenue decreased 5%, primarily reflecting lower spreads in the current quarter, partially offset by higher volumes.

Foreign exchange trading income totaled $61.8 million in the current quarter, an increase of $20.5 million, or 50%, from $41.3 million in the prior year quarter, attributable to higher currency market volatility and trading volumes compared to the prior year quarter.

Other noninterest income totaled $44.3 million, down $5.9 million, or 12%, from $50.2 million in the prior year quarter, primarily reflecting current quarter decreases within various miscellaneous categories of other operating income.

Net interest income stated on an FTE basis was $70.1 million, up 3% from $68.0 million in the prior year quarter. The current quarter net interest margin equaled 0.61% as compared to 0.62% in the prior year quarter. The current quarter increase in net interest income is attributable to higher levels of average earning assets. Average earning assets totaled $45.8 billion for the current quarter, an increase of $1.9 billion, or 4%, from $43.9 billion in the prior year quarter. Average earning assets were primarily comprised of interest-bearing deposits with banks and loans and leases. Funding sources were primarily comprised of non-U.S. custody related interest-bearing deposits.

A provision for credit losses of $0.4 million was recorded in the current quarter, reflecting higher loan balances, partially offset by continued improvement in loan portfolio credit quality metrics. The prior year quarter included a negative provision of $1.6 million.

Corporate & Institutional Services (continued)

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Asset Management and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $412.0 million, up $17.5 million, or 4%, from the prior year quarter’s $394.5 million. The current quarter increase primarily reflects higher outside services expense and increases within various miscellaneous categories of other operating expense.

Wealth Management

Wealth Management net income for the current quarter was $110.9 million, up $14.9 million, or 16%, from $96.0 million in the prior year quarter. Noninterest income was $343.5 million, up $50.0 million, or 17%, from $293.5 million in the prior year quarter. Trust, investment and other servicing fees in Wealth Management totaled $288.2 million in the current quarter, increasing $20.7 million, or 8%, from $267.5 million in the prior year quarter. The increased fees in the current quarter are primarily due to new business and the favorable impact of equity markets on fees, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $17.1 million in the current quarter compared with $10.3 million in the prior year quarter. Other noninterest income in the current quarter totaled $54.3 million and included the $32.6 million pre-tax gain on the sale of an office building property. Excluding the current quarter gain, other noninterest income in the current quarter was $21.7 million, down slightly from $23.3 million in the prior year quarter.

Net interest income stated on an FTE basis was $136.3 million, down $21.1 million, or 13%, from $157.4 million in the prior year quarter, reflecting a decline in the net interest margin and lower levels of average earning assets. The net interest margin decreased to 2.40% from 2.71% in the prior year quarter as a result of lower yields on earnings assets, partially offset by lower deposit rates, each reflecting the low interest rate environment. Earning assets averaged $22.6 billion in the current quarter, down $536.1 million, or 2%, from $23.1 billion in the prior year quarter. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.

A provision for credit losses of $4.6 million was recorded in the current quarter, primarily reflecting continued weakness in the residential real estate loan class, partially offset by improvement in the commercial and institutional and commercial real estate loan classes. A provision for credit losses of $11.6 million was recorded in the prior year quarter.

Total noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Asset Management and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $297.3 million compared with $285.2 million in the prior year quarter, an increase of $12.1 million, or 4%. The increase primarily reflects higher indirect expense allocations in the current quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Other noninterest income in the current quarter totaled $0.8 million, compared to $7.5 million in the prior year quarter, which included the $5.3 million hedge-related gain. The current quarter includes higher security commissions and trading income, partially offset by $2.2 million of realized losses on the sale of investment securities.

Net interest income in the current quarter was $38.4 million, compared to $31.5 million in the prior year quarter, an increase of $6.9 million, or 22%. The increase is primarily due to higher internal yields on funds provided to business units.

Noninterest expense for the quarter totaled $31.4 million compared with $16.7 million in the prior year quarter, an increase of $14.7 million, reflecting current quarter increases within outside services and equipment and software expense categories, partially offset by higher indirect expense allocations to C&IS and Wealth Management in the current quarter.

NINE-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Net income per common share of $2.29 was reported for the nine months ended September 30, 2013 compared with net income per common share of $2.12 reported in the comparable prior year period. The current period’s net income totaled $561.6 million, up $42.0 million, or 8%, as compared to $519.6 million in the prior year period. The performance in the current period produced an annualized return on average common equity of 9.8%, compared to 9.5% in the prior year period. The annualized return on average assets was 0.8% in the current period and 0.7% in prior year period.

The current year period includes the $32.6 million pre-tax gain ($20.3 million after tax, or $0.08 per common share) on the sale of an office building property. The prior year period included restructuring, acquisition, and integration related charges totaling $10.4 million ($6.8 million after tax, or $0.03 per common share).

Revenue for the nine months ended September 30, 2013 totaled $3.04 billion, up $117.7 million, or 4%, from the prior year period’s $2.93 billion. Noninterest income, which represented 78% of total revenue, was $2.36 billion, up $190.6 million, or 9%, from the prior year period. Trust, investment and other servicing fees increased $153.1 million, or 9%, to $1.94 billion in the current period.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Nine Months Ended September 30,
($ In Millions)	2013	2012	Change
Trust, Investment and Other Servicing Fees	$1,936.0	$1,782.9	$153.1	9%
Foreign Exchange Trading Income	193.6	165.3	28.3	17
Treasury Management Fees	51.5	51.0	0.5	1
Security Commissions and Trading Income	53.4	53.6	(0.2)	—
Other Operating Income	128.3	119.2	9.1	8
Investment Security Gains (Losses), net	(1.9)	(1.7)	(0.2)	10

Total Noninterest Income	$2,360.9	$2,170.3	$190.6	9%

Trust, investment and other servicing fees from C&IS increased $82.9 million, or 8%, totaling $1.07 billion, compared to $989.8 million a year ago.

C&IS Trust, Investment and Other Servicing Fees	Nine Months Ended September 30,
($ In Millions)	2013	2012	Change
Custody and Fund Administration	$697.6	$639.2	$58.4	9%
Investment Management	220.7	206.8	13.9	7
Securities Lending	76.1	76.0	0.1	—
Other	78.3	67.8	10.5	15

Total	$1,072.7	$989.8	$82.9	8%

Custody and fund administration fees, the largest component of C&IS fees, increased 9%, primarily reflecting favorable equity markets and new business. C&IS investment management fees increased 7%, reflecting the favorable impact of equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $33.9 million in the current period compared to waived fees of $24.1 million in the prior year period.

Trust, investment and other servicing fees in Wealth Management totaled $863.3 million in the current period, increasing $70.2 million, or 9%, from $793.1 million in the prior year period. The increase in the current period is primarily attributable to new business and the favorable impact of equity markets on fees, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $43.4 million in the current period compared with $35.1 million in the prior year period.

Foreign exchange trading income increased $28.3 million, or 17%, and totaled $193.6 million in the period compared with $165.3 million in the prior year period. The current period increase is attributable to higher currency market volatility and trading volumes compared to the prior year period.

Noninterest Income (continued)

Other operating income increased $9.1 million, or 8%, for the period to $128.3 million compared with $119.2 million in the prior year period. The components of other operating income are provided below.

Other Operating Income	Nine Months Ended September 30,
($ In Millions)	2013	2012	Change
Loan Service Fees	$45.4	$48.3	$(2.9)	(6)%
Banking Service Fees	38.1	41.4	(3.3)	(8)
Other Income	44.8	29.5	15.3	51

Total Other Operating Income	$128.3	$119.2	$9.1	8%

The current period’s “other income” component of other operating income includes the $32.6 million gain on the sale of an office building property and a $12.4 million write-off of certain fee receivables resulting from the correction of an accrual methodology followed in prior years. The prior year period included a $5.3 million hedge-related gain within the “other income” component. Excluding these current and prior year period items, the “other income” component of other operating income was relatively unchanged from the prior year quarter.

Net investment security losses in the current period totaled $1.9 million, compared to $1.7 million in the prior year period. Net investment security losses in the prior year period included $3.3 million of credit-related other-than-temporary impairment of residential mortgage backed securities and auction rate securities.

Net Interest Income

Net interest income, stated on an FTE basis, totaled $706.5 million, a decrease of $81.0 million, or 10%, from $787.5 million reported in the prior year period. The decrease reflects a continued decline in the net interest margin to 1.13% from 1.24% in the prior year period, as well as lower average earning assets. The decline in the net interest margin primarily reflects lower yields on earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates. Average earning assets for the period were $83.6 billion, down $983.9 million, or 1%, from $84.6 billion in the prior year period.

Provision for Credit Losses

The provision for credit losses was $15.0 million for the current nine-month period compared to $20.0 million in the comparable 2012 period. Net charge-offs totaled $25.1 million in the current period resulting from $39.8 million of charge-offs and $14.7 million of recoveries, compared to net charge-offs of $20.9 million in the prior year period resulting from $46.9 million of charge-offs and $26.0 million of recoveries. The current period provision reflects improvement in the commercial and institutional and commercial real estate loan classes, partially offset by continued weakness in the residential real estate loan class. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 18.

Noninterest Expense

Noninterest expense totaled $2.2 billion for the current period, up $62.0 million, or 3%, from the prior year period’s $2.14 billion. The prior year period includes pre-tax restructuring, acquisition, and integration related charges of $10.4 million. The components of noninterest expense are provided below.

Noninterest Expense	Nine Months Ended September 30,
($ In Millions)	2013	2012	Change
Compensation	$971.8	$951.1	$20.7	2%
Employee Benefits	191.0	194.3	(3.3)	(2)
Outside Services	412.0	388.5	23.5	6
Equipment and Software	279.0	276.2	2.8	1
Occupancy	130.0	128.2	1.8	1
Other Operating Expense	215.5	199.0	16.5	8

Total Noninterest Expense	$2,199.3	$2,137.3	$62.0	3%

Compensation expense, the largest component of noninterest expense, increased $20.7 million, or 2%, to $971.8 million from the prior year period’s $951.1 million, primarily reflecting base pay adjustments and higher performance based compensation. Employee benefit expense decreased 2% to $191.0 million from $194.3 million in the prior year period.

Outside services expense equaled $412.0 million, up $23.5 million, or 6%, from $388.5 million in the prior year period, primarily reflecting higher technical services and consulting expense, including costs associated with a growing set of regulatory and compliance requirements.

Equipment and software expense totaled $279.0 million, up 1% from $276.2 million in the prior year period. The prior year period included equipment and software write-offs of $15.1 million. Excluding the prior period write-off, equipment and software expense increased $17.9 million, or 7%, in the current period, primarily due to higher software amortization associated with the continued investment in technology related assets.

The components of other operating expense are provided below.

Other Operating Expense	Nine Months Ended September 30,
($ In Millions)	2013	2012	Change
Business Promotion	$67.2	$65.1	$2.1	3%
FDIC Insurance Premiums	18.4	17.2	1.2	7
Staff Related	25.8	28.1	(2.3)	(8)
Other Intangible Amortization	15.5	15.0	0.5	3
Other Expenses	88.6	73.6	15.0	20

Total Other Operating Expense	$215.5	$199.0	$16.5	8%

Noninterest Expense (continued)

The increase in the other expenses component of other operating expense primarily reflects higher charges associated with account servicing activities and increases within various other miscellaneous expense categories.

Provision for Income Taxes

Total income tax expense was $268.2 million for the nine months ended September 30, 2013, representing an effective tax rate of 32.3%. This compares with $249.5 million of income tax expense and an effective tax rate of 32.4% in the prior year period.

BALANCE SHEET

Total assets at September 30, 2013 were $96.0 billion and averaged $95.2 billion for the current quarter compared with total assets of $93.6 billion at September 30, 2012 and average total assets of $92.7 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $29.1 billion at September 30, 2013 and averaged $28.7 billion in the current quarter, down 2% and 1%, respectively, compared to $29.5 billion at September 30, 2012 and a $29.0 billion average in the prior year quarter. Securities, including Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet, totaled $31.0 billion at September 30, 2013 and averaged $30.6 billion for the current quarter, up 4% and 2%, respectively, compared to $29.7 billion at September 30, 2012 and $29.9 billion on average in the prior year quarter. Federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing assets in aggregate totaled $26.4 billion at September 30, 2013 and averaged $26.3 billion in the current quarter, up 1% and 3%, respectively, from the prior year quarter balances. Interest-bearing deposits at September 30, 2013 totaled $60.8 billion and averaged $59.3 billion, up 9% and 7%, respectively, compared to $55.6 billion at September 30, 2012 and a $55.7 billion average in the prior year quarter. Noninterest-bearing deposits at September 30, 2013 totaled $17.4 billion and averaged $16.1 billion, down 18% and 20%, respectively, compared to $21.4 billion at September 30, 2012 and a $20.2 billion average in the prior year quarter.

Total stockholders’ equity averaged $7.7 billion, up 4%, from the prior year quarter’s average of $7.4 billion. The increase is primarily attributable to earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the three and nine months ended September 30, 2013, the Corporation repurchased 1,715,921 shares at a cost of $97.3 million ($56.73 average price per share) and 3,400,613 shares at a cost of $187.1 million ($55.02 average price per share), respectively. The Corporation is authorized to purchase up to 10.0 million additional shares of common stock after September 30, 2013, pursuant to the authorization announced and approved by the board of directors in April of 2013.

Northern Trust’s risk-based capital ratios remained strong at September 30, 2013 and exceeded the minimum regulatory requirements established by U.S. banking regulators.

BALANCE SHEET (continued)

The Corporation and the Bank each had capital ratios at September 30, 2013 that were above the level required for classification as a “well capitalized” institution. Shown below are the capital ratios of the Corporation and the Bank as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.6%	14.9%	8.3%	12.8%	14.3%	8.2%
The Northern Trust Company	11.7%	13.3%	7.2%	11.9%	13.7%	7.6%

Minimum to Qualify as Well Capitalized	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

The following table provides the Corporation’s ratios of tier 1 capital and of tier 1 common equity to risk-weighted assets, as well as a reconciliation of tier 1 capital calculated in accordance with applicable regulatory requirements and GAAP to tier 1 common equity.

($ In Millions)	September 30, 2013	December 31, 2012
Ratios
Tier 1 Capital	13.6%	12.8%
Tier 1 Common Equity	13.1%	12.4%

Tier 1 Capital	$7,849.5	$7,489.0
Less: Floating Rate Capital Securities	268.8	268.7

Tier 1 Common Equity	$7,580.7	$7,220.3

Northern Trust is providing the tier 1 common equity ratio, a non-GAAP financial measure, in addition to its capital ratios prepared in accordance with regulatory requirements and GAAP as it is a measure that Northern Trust and investors use to assess capital adequacy.

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2013 and 2012, net cash provided by operating activities was $960.9 million and $791.2 million, respectively, and was primarily the result of earnings in both periods.

Net cash provided by investing activities of $510.0 million for the nine months ended September 30, 2013 primarily reflects a decrease in interest-bearing deposits with banks and net changes within securities held to maturity and available for sale, partially offset by increased Federal Reserve deposits and other interest-bearing assets. The decrease in interest-bearing deposits with banks and the increase in Federal Reserve deposits and other interest-bearing assets primarily reflects the redeployment of

STATEMENT OF CASH FLOWS (continued)

investments in bank time deposits to Federal Reserve deposits. The increase in Federal Reserve deposits and other interest-bearing assets also reflects an increase in short-term other borrowings, offset by a decline in U.S. office client deposits.

Net cash provided by investing activities of $5.3 billion for the nine months ended September 30, 2012 primarily reflects decreases in Federal Reserve deposits and other interest-bearing assets and net changes within securities available for sale, partially offset by increased interest-bearing deposits with banks. The decrease in Federal Reserve deposits and other interest-bearing assets in the prior year period was primarily the result of lower client deposit and short-term borrowing levels, while the increased interest-bearing deposits with banks was primarily attributable to an increase in time deposits of certain currencies due to an increase in client deposits denominated in those currencies.

For the nine months ended September 30, 2013, net cash used in financing activities totaled $2.4 billion, primarily reflecting a decline in the level of total deposits, partially offset by an increase in short-term other borrowings. The decline in the level of total deposits was primarily due to a decline in U.S. demand deposits from the level at December 31, 2012, largely driven by the expiration on that date of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program which had provided unlimited deposit insurance. The increase in short-term other borrowings in the current year period reflects additional short-term borrowings from the Federal Home Loan Bank.

For the nine months ended September 30, 2012, net cash used in financing activities totaled $7.1 billion, primarily reflecting a decline in the level of deposits from temporarily elevated levels at December 31, 2011.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 86% of the combined available for sale, held to maturity, and trading account portfolios at September 30, 2013 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, supranational, sovereign and non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 3% was rated below double-A, and 7% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Net unrealized gains within the investment securities portfolio totaled $55.9 million at September 30, 2013, comprised of $171.4 million and $115.5 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at September 30, 2013, the largest component, totaling $54.5 million, was corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase; 51%

ASSET QUALITY (continued)

of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $36.1 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase.

There were no other-than-temporary impairment losses for the three or nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, credit-related losses recognized in earnings on other-than-temporarily impaired securities totaled $148.6 thousand and $3.3 million, respectively. Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible other-than-temporary impairment in accordance with GAAP and Northern Trust’s security impairment review policy.

Northern Trust is a participant in the repurchase agreement market. This provides a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until their repurchase.

Eurozone Exposure

Northern Trust continues to closely monitor economic developments in the eurozone. Northern Trust considers Ireland, Portugal, Italy, Greece, Spain and Cyprus to be those eurozone countries experiencing significant economic, fiscal and/or political strains. At September 30, 2013, Northern Trust’s gross exposure to obligors in Ireland totaled approximately $1 billion, or 1% of Northern Trust’s total consolidated assets. There was no exposure to obligors in Portugal, Italy, Greece, Spain or Cyprus and no exposure to sovereign debt securities in those countries as of September 30, 2013. Of the total exposure to obligors in Ireland, $6 million was to banks and the remainder was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to these borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. Exposure levels at September 30, 2013 reflect Northern Trust’s risk management policies and practices, which operate to limit exposures to higher risk European financial and sovereign entities.

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

($ In Millions)	September 30, 2013		June 30, 2013		December 31, 2012		September 30, 2012
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$24.1		$25.0		$21.6		$29.9
Commercial Real Estate	54.3		61.5		56.4		59.7

Total Commercial	78.4		86.5		78.0		89.6

Personal
Residential Real Estate	189.8		177.2		174.6		176.6
Private Client	1.9		3.0		2.2		2.8

Total Personal	191.7		180.2		176.8		179.4

Total Nonperforming Loans and Leases	$270.1		$266.7		$254.8		$269.0
Other Real Estate Owned	13.9		14.5		20.3		20.6

Total Nonperforming Assets	$284.0		$281.2		$275.1		$289.6

90 Day Past Due Loans Still Accruing	$24.8		$18.5		$19.0		$32.2

Nonperforming Loans and Leases to Total Loans and Leases	0.93%		0.93%		0.86%		0.91%

Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.1	x	1.1	x	1.2	x	1.1	x

Maintaining a low level of nonperforming assets is important to the ongoing success of a financial institution. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Nonperforming assets of $284.0 million as of September 30, 2013 continue to reflect the deterioration in overall economic conditions experienced since the onset of the economic downturn in 2008 and its effect on Northern Trust’s loan portfolio, primarily within the residential real estate loan class.

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

The provision for credit losses totaled $5.0 million in the current quarter compared to $10.0 million in the prior year quarter. Residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 70% and 66% of total nonperforming loans and leases at September 30, 2013 and 2012, respectively.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and nine months ended September 30, 2013 and 2012 due to charge-offs, recoveries, and the provision for credit losses.

ASSET QUALITY (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	September 30, 2013		June 30, 2013		December 31, 2012		September 30, 2012
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$32.3	—%	$32.9	—%	$32.5	—%	$36.6	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	72.4	25	73.7	25	79.2	25	80.8	25
Commercial Real Estate	72.2	10	74.6	10	80.6	10	83.6	10
Lease Financing, net	4.4	3	4.5	3	5.5	4	3.4	3
Non-U.S.	2.4	4	2.3	5	3.4	4	4.0	4
Other	—	1	—	1	—	1	—	2

Total Commercial	151.4	43	155.1	44	168.7	44	171.8	44

Personal
Residential Real Estate	117.0	36	116.4	36	110.9	35	104.7	35
Private Client	16.8	21	16.3	20	15.5	21	14.9	20
Other	—	—	—	—	—	—	—	1

Total Personal	133.8	57	132.7	56	126.4	56	119.6	56

Total Allocated Inherent Allowance	$285.2	100%	$287.8	100%	$295.1	100%	$291.4	100%

Total Allowance for Credit Losses	317.5		320.7		327.6		328.0

Allowance Assigned to Loans and Leases	$287.2		$290.4		$297.9		$298.6
Unfunded Commitments and Standby Letters of Credit	30.3		30.3		29.7		29.4

Total Allowance for Credit Losses	$317.5		$320.7		$327.6		$328.0

Allowance Assigned to Loans and Leases to Total Loans and Leases	0.99%		1.01%		1.01%		1.01%

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

Based on this continuing evaluation process, the VaR associated with the foreign exchange trading portfolio has not changed significantly since December 31, 2012. Northern Trust’s interest rate risk position relative to rising rates, as measured by current market implied forward interest rates and sensitivity analyses, has increased as a result of a higher interest rate environment, a projected increase in the sensitivity of non-U.S. office deposit rates, and an extension of the securities portfolio duration.

RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

The tables below present a reconciliation of interest income and net interest income prepared in accordance with GAAP to interest income and net interest income on a fully taxable equivalent (FTE) basis, a non-GAAP financial measure. Management believes an FTE presentation facilitates the analysis of asset yields and provides a clearer indication of net interest margins for comparative purposes.

	Three Months Ended
	September 30, 2013			September 30, 2012
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$291.1	$7.8	$298.9	$323.1	$11.3	$334.4
Interest Expense	54.1	—	54.1	77.5	—	77.5

Net Interest Income	$237.0	$7.8	$244.8	$245.6	$11.3	$256.9

Net Interest Margin	1.10%		1.14%	1.16%		1.21%

	Nine Months Ended
	September 30, 2013			September 30, 2012
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$853.1	$23.3	$876.4	$985.6	$31.4	$1,017.0
Interest Expense	169.9	—	169.9	229.5	—	229.5

Net Interest Income	$683.2	$23.3	$706.5	$756.1	$31.4	$787.5

Net Interest Margin	1.09%		1.13%	1.19%		1.24%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE	Third Quarter
EQUIVALENT BASIS)	2013			2012
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.7	$548.2	0.52%	$0.1	$285.6	0.19%
Interest-Bearing Deposits with Banks	36.3	17,767.6	0.81	44.8	19,215.4	0.93
Federal Reserve Deposits and Other Interest-Bearing	5.1	7,987.5	0.26	4.0	6,113.7	0.26
Securities
U.S. Government	4.5	1,619.2	1.11	4.7	1,786.4	1.04
Obligations of States and Political Subdivisions	4.2	268.8	6.31	6.4	398.4	6.44
Government Sponsored Agency	28.0	17,082.6	0.65	34.7	18,694.1	0.74
Other (1)	33.1	11,592.8	1.13	31.3	8,986.2	1.38

Total Securities	69.8	30,563.4	0.91	77.1	29,865.1	1.03

Loans and Leases (2)	187.0	28,662.4	2.59	208.4	29,046.0	2.85

Total Earning Assets	298.9	85,529.1	1.39	334.4	84,525.8	1.57

Allowance for Credit Losses Assigned to Loans and Leases	—	(289.6)	—	—	(297.8)	—
Cash and Due from Banks	—	2,776.8	—	—	3,446.6	—
Buildings and Equipment	—	453.0	—	—	461.7	—
Client Security Settlement Receivables	—	714.8	—	—	434.7	—
Goodwill	—	532.5	—	—	534.8	—
Other Assets	—	5,495.9	—	—	3,604.1	—

Total Assets	$—	$95,212.5	—%	$—	$92,709.9	—%

Average Source of Funds
Deposits
Savings and Money Market	$2.3	$14,286.5	0.06%	$4.5	$13,687.1	0.13%
Savings Certificates and Other Time	2.8	1,969.0	0.56	5.2	3,083.6	0.67
Non-U.S. Offices - Interest-Bearing	20.7	43,064.7	0.19	34.1	38,896.8	0.35

Total Interest-Bearing Deposits	25.8	59,320.2	0.17	43.8	55,667.5	0.31
Short-Term Borrowings	1.3	5,447.2	0.09	1.4	2,200.7	0.26
Senior Notes	18.4	2,192.5	3.33	18.6	2,439.6	3.04
Long-Term Debt	8.0	978.5	3.23	13.0	1,452.9	3.55
Floating Rate Capital Debt	0.6	277.1	0.85	0.7	277.0	1.03

Total Interest-Related Funds	54.1	68,215.5	0.31	77.5	62,037.7	0.50

Interest Rate Spread	—	—	1.08	—	—	1.07
Demand and Other Noninterest-Bearing Deposits	—	16,134.2	—	—	20,235.8	—
Other Liabilities	—	3,165.0	—	—	3,014.5	—
Stockholders’ Equity	—	7,697.8	—	—	7,421.9	—

Total Liabilities and Stockholders’ Equity	$—	$95,212.5	—%	$—	$92,709.9	—%

Net Interest Income/Margin (FTE Adjusted)	$244.8	$—	1.14%	$256.9	$—	1.21%

Net Interest Income/Margin (Unadjusted)	$237.0	$—	1.10%	$245.6	$—	1.16%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2013/2012
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$4.0	$(39.5)	$(35.5)
Interest-Related Funds	7.8	(31.2)	(23.4)

Net Interest Income (FTE)	$(3.8)	$(8.3)	$(12.1)

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of September 30, 2013 and 2012.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $7.8 million and $11.3 million for the three months ended September 30, 2013 and 2012, respectively.

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

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE	Nine Months
EQUIVALENT BASIS)	2013			2012
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$1.2	$370.2	0.44%	$0.3	$264.3	0.16%
Interest-Bearing Deposits with Banks	105.8	18,018.7	0.79	138.8	18,751.9	0.99
Federal Reserve Deposits and Other Interest-Bearing	11.0	5,726.8	0.26	11.2	5,815.2	0.26
Securities
U.S. Government	13.8	1,729.2	1.07	19.1	2,432.0	1.05
Obligations of States and Political Subdivisions	13.9	292.1	6.34	21.5	437.7	6.54
Government Sponsored Agency	73.4	17,540.1	0.56	93.0	18,159.9	0.68
Other (1)	94.1	11,296.2	1.11	98.6	9,831.3	1.34

Total Securities	195.2	30,857.6	0.85	232.2	30,860.9	1.00

Loans and Leases (2)	563.2	28,642.0	2.63	634.5	28,906.9	2.93

Total Earning Assets	876.4	83,615.3	1.40	1,017.0	84,599.2	1.61

Allowance for Credit Losses Assigned to Loans and Leases	—	(292.0)	—	—	(296.3)	—
Cash and Due from Banks	—	3,042.4	—	—	3,768.8	—
Buildings and Equipment	—	460.7	—	—	474.3	—
Client Security Settlement Receivables	—	776.5	—	—	447.9	—
Goodwill	—	532.2	—	—	534.6	—
Other Assets	—	5,088.4	—	—	3,885.1	—

Total Assets	$—	$93,223.5	—%	$—	$93,413.6	—%

Average Source of Funds
Deposits
Savings and Money Market	$7.4	$14,598.3	0.07%	$14.7	$14,128.2	0.14%
Savings Certificates and Other Time	10.1	2,183.0	0.62	15.5	3,084.4	0.67
Non-U.S. Offices - Interest-Bearing	62.4	40,457.1	0.21	92.7	38,105.9	0.32

Total Interest-Bearing Deposits	79.9	57,238.4	0.19	122.9	55,318.5	0.30
Short-Term Borrowings	3.8	4,541.7	0.11	4.7	3,526.6	0.18
Senior Notes	56.9	2,331.4	3.26	52.4	2,228.9	3.14
Long-Term Debt	27.5	1,119.4	3.29	47.3	1,704.8	3.71
Floating Rate Capital Debt	1.8	277.1	0.86	2.2	277.0	1.07

Total Interest-Related Funds	169.9	65,508.0	0.35	229.5	63,055.8	0.49

Interest Rate Spread	—	—	1.05	—	—	1.12
Demand and Other Noninterest-Bearing Deposits	—	16,830.8	—	—	19,809.2	—
Other Liabilities	—	3,254.4	—	—	3,255.5	—
Stockholders’ Equity	—	7,630.3	—	—	7,293.1	—

Total Liabilities and Stockholders’ Equity	$—	$93,223.5	—%	$—	$93,413.6	—%

Net Interest Income/Margin (FTE Adjusted)	$706.5	$—	1.13%	$787.5	$—	1.24%

Net Interest Income/Margin (Unadjusted)	$683.2	$—	1.09%	$756.1	$—	1.19%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Nine Months 2013/2012
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$(11.8)	$(128.8)	$(140.6)
Interest-Related Funds	9.0	(68.6)	(59.6)

Net Interest Income (FTE)	$(20.8)	$(60.2)	$(81.0)

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of September 30, 2013 and 2012.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.7%. Total taxable equivalent interest adjustments amounted to $23.3 million and $31.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “may increase”, “may fluctuate”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the health of the U.S. and international economies and particularly the continuing uncertainty in Europe; the downgrade of U.S. Government issued and other securities; the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business; changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity; the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums; a significant downgrade of any of our debt ratings, including as a result of the review currently underway by Moody’s Investor Services of our long-term credit ratings; changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes, fluctuations and volatility; decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions; uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor; difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio; Northern Trust’s success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk and liquidity risk, particularly during times of economic uncertainty and volatility in the credit and financial markets; geopolitical risks and the risks of extraordinary events such

FACTORS AFFECTING FUTURE RESULTS (continued)

as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events; the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments; the impact of money market reforms; failure to obtain regulatory approvals when required, including for the use and distribution of capital; changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments; changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry; Northern Trust’s success in maintaining existing business and continuing to generate new business in its existing markets; the impact of equity markets on fee revenue; Northern Trust’s success in identifying and penetrating targeted markets, through acquisition, strategic alliance or otherwise; Northern Trust’s success in integrating acquisitions and strategic alliances; Northern Trust’s success in addressing the complex needs of a global client base across multiple time zones and from multiple locations, and managing compliance with legal, tax, regulatory and other requirements in areas of faster growth in its businesses, especially in immature markets; Northern Trust’s ability to maintain a product mix that achieves acceptable margins; Northern Trust’s ability to continue to generate investment results that satisfy its clients and continue to develop its array of investment products; Northern Trust’s success in generating revenue in its securities lending business for itself and its clients, especially in periods of economic and financial market uncertainty; Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services; Northern Trust’s success in implementing its revenue enhancement and expense management initiatives; Northern Trust’s ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation, improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls; Northern Trust’s success in controlling expenses, particularly in a difficult economic environment; uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts; increased costs of compliance and other risks associated with changes in regulation and the current regulatory environment, including the requirements of Basel II, Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy and the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to adverse financial market events, including changes pursuant to the Dodd-Frank Act that may, among other things, affect the leverage limits and risk-based capital and liquidity requirements for certain financial institutions, including Northern Trust, require those financial institutions to pay higher assessments, expose them to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust; risks that evolving regulations, such as Basel II and Basel III, and potential legislation and regulations, including additional regulations that may

FACTORS AFFECTING FUTURE RESULTS (continued)

be promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust; risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals; and the risk of events that could harm Northern Trust’s reputation and so undermine the confidence of clients, counterparties, rating agencies, and stockholders.

Some of these and other risks and uncertainties that may affect future results are discussed in more detail in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management” in the 2012 Annual Report to Shareholders (pages 47-59), in the section of the “Notes to Consolidated Financial Statements” in the 2012 Annual Report to Shareholders captioned “Note 24 – Contingent Liabilities” (pages 108-110), in the sections of “Item 1 – Business” of the 2012 Annual Report on Form 10-K captioned “Government Monetary and Fiscal Policies,” “Competition” and “Regulation and Supervision” (pages 2-14), and in “Item 1A – Risk Factors” of the 2012 Annual Report on Form 10-K (pages 28-38) as modified by Item 1A in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. All forward-looking statements included in this report are based upon information presently available, and Northern Trust assumes no obligation to update any forward-looking statements.

CONSOLIDATED BALANCE SHEET

NORTHERN TRUST CORPORATION

	September 30,	December 31,
(In Millions Except Share Information)	2013	2012
	(Unaudited)
Assets
Cash and Due from Banks	$2,690.7	$3,752.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	534.6	60.8
Interest-Bearing Deposits with Banks	17,383.9	18,803.5
Federal Reserve Deposits and Other Interest-Bearing	8,452.8	7,619.7
Securities
Available for Sale	27,501.6	28,643.5
Held to Maturity (Fair value of $3,053.2 and $2,394.8)	3,053.6	2,382.0
Trading Account	9.6	8.0

Total Securities	30,564.8	31,033.5

Loans and Leases
Commercial	12,481.2	12,897.2
Personal	16,583.6	16,607.3

Total Loans and Leases (Net of unearned income of $273.0 and $297.9)	29,064.8	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(287.2)	(297.9)
Buildings and Equipment	444.3	469.9
Client Security Settlement Receivables	1,630.2	2,049.1
Goodwill	537.7	537.8
Other Assets	4,952.9	3,930.2

Total Assets	$95,969.5	$97,463.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$15,990.1	$20,519.0
Savings and Money Market	13,802.6	15,189.7
Savings Certificates and Other Time	1,939.6	2,466.1
Non U.S. Offices – Noninterest-Bearing	1,412.2	3,512.8
– Interest-Bearing	45,017.2	39,720.2

Total Deposits	78,161.7	81,407.8
Federal Funds Purchased	1,053.6	780.2
Securities Sold Under Agreements to Repurchase	469.0	699.8
Other Borrowings	1,804.7	367.4
Senior Notes	1,996.5	2,405.8
Long-Term Debt	993.5	1,421.6
Floating Rate Capital Debt	277.1	277.0
Other Liabilities	3,396.3	2,577.2

Total Liabilities	88,152.4	89,936.8

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 238,983,842 and 238,914,988	408.6	408.6
Additional Paid-In Capital	1,031.8	1,012.7
Retained Earnings	7,040.1	6,702.7
Accumulated Other Comprehensive Loss	(337.9)	(283.0)
Treasury Stock (6,187,682 and 6,256,536 shares, at cost)	(325.5)	(314.0)

Total Stockholders’ Equity	7,817.1	7,527.0

Total Liabilities and Stockholders’ Equity	$95,969.5	$97,463.8

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions Except Share Information)	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$648.0	$601.9	$1,936.0	$1,782.9
Foreign Exchange Trading Income	62.8	44.0	193.6	165.3
Treasury Management Fees	17.6	16.3	51.5	51.0
Security Commissions and Trading Income	16.8	17.9	53.4	53.6
Other Operating Income	67.2	46.6	128.3	119.2
Investment Security Gains (Losses), net (Note)	(2.2)	0.2	(1.9)	(1.7)

Total Noninterest Income	810.2	726.9	2,360.9	2,170.3

Net Interest Income
Interest Income	291.1	323.1	853.1	985.6
Interest Expense	54.1	77.5	169.9	229.5

Net Interest Income	237.0	245.6	683.2	756.1
Provision for Credit Losses	5.0	10.0	15.0	20.0

Net Interest Income after Provision for Credit Losses	232.0	235.6	668.2	736.1

Noninterest Expense
Compensation	324.6	315.7	971.8	951.1
Employee Benefits	63.5	61.3	191.0	194.3
Outside Services	145.9	126.6	412.0	388.5
Equipment and Software	95.5	86.0	279.0	276.2
Occupancy	43.3	43.8	130.0	128.2
Other Operating Expense	67.9	63.0	215.5	199.0

Total Noninterest Expense	740.7	696.4	2,199.3	2,137.3

Income before Income Taxes	301.5	266.1	829.8	769.1
Provision for Income Taxes	95.0	87.3	268.2	249.5

Net Income	$206.5	$178.8	$561.6	$519.6

Net Income Applicable to Common Stock	$206.5	$178.8	$561.6	$519.6

Per Common Share
Net Income – Basic	$0.85	$0.73	$2.31	$2.13
– Diluted	0.84	0.73	2.29	2.12

Average Number of Common Shares Outstanding – Basic	239,930,074	240,237,014	239,614,868	240,740,803
– Diluted	241,330,652	240,697,062	240,857,697	241,205,186

NORTHERN TRUST CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Net Income	$206.5	$178.8	$561.6	$519.6
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	5.8	35.6	(74.4)	67.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.3	3.1	1.2	5.5
Foreign Currency Translation Adjustments	(4.4)	14.2	(2.8)	24.1
Pension and Other Postretirement Benefit Adjustments	7.1	5.3	21.1	32.8

Other Comprehensive Income	12.8	58.2	(54.9)	129.7

Comprehensive Income	$219.3	$237.0	$506.7	$649.3

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$0.4	$—	$(2.7)
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	(0.6)	—	(0.6)
Other Security Gains (Losses), net	(2.2)	0.4	(1.9)	1.6

Investment Security Gains (Losses), net	$(2.2)	$0.2	$(1.9)	$(1.7)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months
	Ended September 30,
(In Millions)	2013	2012
Common Stock
Balance at January 1 and September 30	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	1,012.7	977.5
Treasury Stock Transactions – Stock Options and Awards	(41.2)	(32.2)
Stock Options and Awards – Amortization	57.4	58.2
Stock Options and Awards – Tax Benefits	2.9	1.3

Balance at September 30	1,031.8	1,004.8

Retained Earnings
Balance at January 1	6,702.7	6,302.3
Net Income	561.6	519.6
Dividends Declared – Common Stock	(224.2)	(214.0)

Balance at September 30	7,040.1	6,607.9

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(283.0)	(345.6)
Net Unrealized Gains (Losses) on Securities Available for Sale	(74.4)	67.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	1.2	5.5
Foreign Currency Translation Adjustments	(2.8)	24.1
Pension and Other Postretirement Benefit Adjustments	21.1	32.8

Balance at September 30	(337.9)	(215.9)

Treasury Stock
Balance at January 1	(314.0)	(225.5)
Stock Options and Awards	175.6	52.3
Stock Purchased	(187.1)	(100.0)

Balance at September 30	(325.5)	(273.2)

Total Stockholders’ Equity at September 30	$7,817.1	$7,532.2

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2013	2012
Cash Flows from Operating Activities:
Net Income	$561.6	$519.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	1.9	1.7
Amortization and Accretion of Securities and Unearned Income	25.8	(37.7)
Provision for Credit Losses	15.0	20.0
Depreciation on Buildings and Equipment	69.5	66.2
(Gains) Losses on Sale of Buildings and Equipment	(32.6)	—
Amortization of Computer Software	152.5	134.2
Amortization of Intangibles	15.5	15.0
Pension Plan Contribution	(16.4)	(12.3)
Change in Receivables	(27.9)	(35.6)
Change in Interest Payable	(14.7)	1.2
Change in Collateral With Derivative Counterparties, net	111.0	(85.4)
Other Operating Activities, net	99.7	204.3

Net Cash Provided by (Used in) Operating Activities	960.9	791.2

Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(223.8)	(246.5)
Change in Interest-Bearing Deposits with Banks	1,150.7	(2,651.4)
Net Change in Federal Reserve Deposits and Other Interest-Bearing Assets	(833.2)	7,218.1
Purchases of Securities – Held to Maturity	(5,068.8)	(1,210.7)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	4,515.8	968.2
Purchases of Securities – Available for Sale	(5,333.4)	(16,885.1)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	6,359.2	19,155.8
Change in Loans and Leases	387.6	(500.5)
Purchases of Buildings and Equipment, net	(43.8)	(27.9)
Proceeds from Sale of Buildings	38.8	—
Purchases and Development of Computer Software	(203.8)	(149.4)
Change in Client Settlement Receivables	416.7	(299.9)
Other Investing Activities, net	(652.0)	(37.8)

Net Cash Provided by (Used in) Investing Activities	510.0	5,332.9

Cash Flows from Financing Activities:
Change in Deposits	(2,845.7)	(5,745.9)
Change in Federal Funds Purchased	273.4	(241.7)
Change in Securities Sold under Agreements to Repurchase	(230.8)	(816.2)
Change in Short-Term Other Borrowings	1,382.4	(367.4)
Proceeds from Senior Notes and Long-Term Debt	—	500.0
Repayments of Senior Notes and Long-Term Debt	(803.2)	(722.7)
Treasury Stock Purchased	(186.8)	(99.9)
Net Proceeds from Stock Options	134.1	78.3
Cash Dividends Paid on Common Stock	(146.3)	(209.5)
Other Financing Activities, net	(2.9)	573.5

Net Cash Provided by (Used in) Financing Activities	(2,425.8)	(7,051.5)

Effect of Foreign Currency Exchange Rates on Cash	(107.1)	8.8

Increase (Decrease) in Cash and Due from Banks	(1,062.0)	(918.6)
Cash and Due from Banks at Beginning of Year	3,752.7	4,315.3

Cash and Due from Banks at End of Period	$2,690.7	$3,396.7

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$185.0	$228.3
Income Taxes Paid	184.2	164.4
Transfers from Loans to OREO	16.4	36.3

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended September 30, 2013 and 2012, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2012 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” Since this ASU provides the option to use an additional benchmark interest rate on a prospective basis for qualifying new or redesignated hedging relationships, its adoption effective July 17, 2013 does not materially impact Northern Trust’s consolidated financial position or results of operations.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the nine months ended September 30, 2013 or the year ended December 31, 2012.

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of September 30, 2013, Northern Trust’s available for sale securities portfolio included 783 Level 2 securities with an aggregate market value of $25.9 billion. Of those, 780 securities, with a market value of $25.7 billion, were valued by external pricing vendors. The remaining 3 securities, with an aggregate market value of $158.8 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. As of December 31, 2012, Northern Trust’s available for sale securities portfolio included 696 Level 2 securities with an aggregate market value of $26.8 billion. Of those, 689 securities, with a market value of $26.5 billion, were valued by external pricing vendors. The remaining 7 securities, with an aggregate market value of $307.1 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. Trading account securities, which totaled $9.6 million and $8.0 million as of September 30, 2013 and December 31, 2012, respectively, were all valued using external pricing vendors.

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

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of September 30, 2013.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Lives and Rates
Auction Rate Securities	$98.7 million	Discounted Cash Flow	Remaining lives Discount rates	2.7 – 8.6 years 0.2% – 8.1%
Contingent Consideration	$54.0 million	Discounted Cash Flow	Discount rate Business growth rates	10.5% 19% – 35%

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by fair value hierarchy level.

					Assets/Liabilities
(In Millions)	Level 1	Level 2	Level 3	Netting	at Fair Value
September 30, 2013
Securities
Available for Sale
U.S. Government	$1,524.5	$—	$—	$—	$1,524.5
Obligations of States and Political Subdivisions	—	14.4	—	—	14.4
Government Sponsored Agency	—	17,024.6	—	—	17,024.6
Corporate Debt	—	3,491.0	—	—	3,491.0
Covered Bonds	—	1,805.6	—	—	1,805.6
Supranational, Sovereign and Non-U.S. Agency Bonds	—	721.1	—	—	721.1
Residential Mortgage-Backed	—	53.5	—	—	53.5
Other Asset-Backed	—	2,535.7	—	—	2,535.7
Auction Rate	—	—	98.7	—	98.7
Other	—	232.5	—	—	232.5

Total Available for Sale	1,524.5	25,878.4	98.7	—	27,501.6

Trading Account	—	9.6	—	—	9.6

Total Available for Sale and Trading	1,524.5	25,888.0	98.7	—	27,511.2

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	3,179.1	—	—	3,179.1
Interest Rate Contracts	—	242.8	—	—	242.8

Total Derivative Assets	—	3,421.9	—	(2,018.3)	1,403.6

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	3,202.0	—	—	3,202.0
Interest Rate Contracts	—	173.0	—	—	173.0
Credit Default Swaps	—	—	—	—	—

Total Derivative Liabilities	—	3,375.0	—	(2,213.7)	1,161.3

Contingent Consideration	$—	$—	$54.0	$—	$54.0

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of September 30, 2013, derivative assets and liabilities shown above also include reductions of $300.5 million and $495.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2012
Securities
Available for Sale
U.S. Government	$1,784.6	$—	$—	$—	$1,784.6
Obligations of States and Political Subdivisions	—	14.1	—	—	14.1
Government Sponsored Agency	—	18,638.8	—	—	18,638.8
Corporate Debt	—	2,618.4	—	—	2,618.4
Covered Bonds	—	1,748.0	—	—	1,748.0
Supranational Bonds	—	1,060.7	—	—	1,060.7
Residential Mortgage-Backed	—	92.0	—	—	92.0
Other Asset-Backed	—	2,283.9	—	—	2,283.9
Auction Rate	—	—	97.8	—	97.8
Other	—	305.2	—	—	305.2

Total Available for Sale	1,784.6	26,761.1	97.8	—	28,643.5

Trading Account	—	8.0	—	—	8.0

Total Available for Sale and Trading	1,784.6	26,769.1	97.8	—	28,651.5

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	1,756.6	—	—	1,756.6
Interest Rate Contracts	—	310.3	—	—	310.3

Total Derivative Assets	—	2,066.9	—	(1,101.1)	965.8

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,772.7	—	—	1,772.7
Interest Rate Contracts	—	249.3	—	—	249.3
Credit Default Swaps	—	1.0	—	—	1.0

Total Derivative Liabilities	—	2,023.0	—	(1,407.5)	615.5

Contingent Consideration	$—	$—	$50.1	$—	$50.1

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

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and nine months ended September 30, 2013 and 2012.

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended September 30,	2013	2012
Fair Value at July 1	$99.1	$105.2
Total Gains and (Losses):
Included in Earnings (1)	—	0.3
Included in Other Comprehensive Income (2)	0.3	(1.1)
Purchases, Issues, Sales, and Settlements
Sales	—	(0.1)
Settlements	(0.7)	(4.8)

Fair Value at September 30	$98.7	$99.5

Level 3 Assets (In Millions)	Auction Rate Securities
Nine Months Ended September 30,	2013	2012
Fair Value at January 1	$97.8	$178.3
Total Gains and (Losses):
Included in Earnings (1)	0.1	(22.0)
Included in Other Comprehensive Income (2)	3.0	4.9
Purchases, Issues, Sales, and Settlements
Sales	—	(54.7)
Settlements	(2.2)	(7.0)

Fair Value at September 30	$98.7	$99.5

(1)	Realized gains for the three month period ended September 30, 2012 of $0.3 million represent gains from redemptions by issuers. Realized gains for the nine month period ended September 30, 2013 of $0.1 million represent gains from redemptions by issuers. Realized losses for the nine month period ended September 30, 2012 of $22.0 million include $20.8 million of losses from sales of securities and $1.6 million of impairment losses, partially offset by $0.4 million of gains from redemptions by issuers. Gains on redemptions are recorded in interest income and sales and impairment losses are recorded in investment security gains (losses), within the consolidated statement of income.

(2)	Unrealized losses related to auction rate securities are included in net unrealized gains (losses) on securities available for sale within the consolidated statement of comprehensive income.

Notes to Consolidated Financial Statements (continued)

Level 3 Liabilities (In Millions)	Contingent Consideration
Three Months Ended September 30,	2013	2012
Fair Value at July 1	$52.7	$57.2
Total (Gains) and Losses:
Included in Earnings (1)	1.3	0.1
Included in Other Comprehensive Income (2)		(0.2)
Purchases, Issues, Sales, and Settlements
Settlements	—	(8.2)

Fair Value at September 30	$54.0	$48.9

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held September 30 (1)	$1.3	$1.3

Level 3 Liabilities (In Millions)	Contingent Consideration
Nine Months Ended September 30,	2013	2012
Fair Value at January 1	$50.1	$56.8
Total (Gains) and Losses:
Included in Earnings (1)	3.9	0.8
Included in Other Comprehensive Income (2)	—	(0.5)
Purchases, Issues, Sales, and Settlements
Settlements	—	(8.2)

Fair Value at September 30	$54.0	$48.9

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at September 30 (1)	$3.9	$3.5

(1)	Gains (losses) are recorded in other operating income (expense) within the consolidated statement of income.
(2)	Unrealized foreign currency related losses are included in foreign currency translation adjustments within the consolidated statement of comprehensive income.

During the three and nine months ended September 30, 2013 and 2012, there were no transfers into or out of Level 3 assets or liabilities.

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis at September 30, 2013 and 2012, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real-estate and other available collateral, and of OREO properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third party valuations and property specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third party valuations are used.

Notes to Consolidated Financial Statements (continued)

Collateral-based impaired loans that have been adjusted to fair value totaled $38.1 million and $27.7 million at September 30, 2013 and 2012, respectively, and the level of specific allowances on these loans was decreased by $0.6 million during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, Northern Trust increased by $5.7 million and reduced by $8.5 million, respectively, the level of specific allowances on these loans.

Other Real Estate Owned (OREO) classified as level 3 totaled $1.6 million at September 30, 2013 and $0.7 million was charged through other operating expense during the nine months ended September 30, 2013 to reduce the fair values of these OREO properties. There was no net amount charged through other operating expense during the three months ended September 30, 2013. OREO classified as level 3 totaled $1.0 million at September 30, 2012 and charges of $0.2 million and $0.4 million were recorded through other operating expense during the three and nine months ended September 30, 2012, respectively, to reduce the fair values of those OREO properties.

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of September 30, 2013.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$38.1 million	Market Approach	Discount to reflect realizable value	15% – 40%
OREO	$1.6 million	Market Approach	Discount to reflect realizable value	15% – 40%

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

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of financial instruments.

(In Millions)	September 30, 2013
	Book	Total	Fair Value
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$2,690.7	$2,690.7	$2,690.7	$—	$—
Federal Funds Sold and Resell Agreements	534.6	534.6	—	534.6	—
Interest-Bearing Deposits with Banks	17,383.9	17,383.9	—	17,383.9	—
Federal Reserve Deposits and Other Interest-Bearing	8,452.8	8,452.8	—	8,452.8	—
Securities
Available for Sale (1)	27,501.6	27,501.6	1,524.5	25,878.4	98.7
Held to Maturity	3,053.6	3,053.2	—	3,053.2	—
Trading Account	9.6	9.6	—	9.6	—
Loans (excluding Leases)
Held for Investment	27,797.0	27,752.5	—	—	27,752.5
Held for Sale	2.8	2.8	—	—	2.8
Client Security Settlement Receivables	1,630.2	1,630.2	—	1,630.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	194.7	194.7	—	194.7	—
Community Development Investments	217.8	230.0	—	230.0	—
Employee Benefit and Deferred Compensation	131.0	126.2	82.3	43.9	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$31,204.9	$31,204.9	$31,204.9	$—	$—
Savings Certificates and Other Time	1,939.6	1,943.9	—	1,943.9	—
Non U.S. Offices Interest-Bearing	45,017.2	45,017.2	—	45,017.2	—
Federal Funds Purchased	1,053.6	1,053.6	—	1,053.6	—
Securities Sold under Agreements to Repurchase	469.0	469.0	—	469.0	—
Other Borrowings	1,804.7	1,804.7	—	1,804.7	—
Senior Notes	1,996.5	2,002.3	—	2,002.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	820.5	841.1	—	841.1	—
Federal Home Loan Bank Borrowings	135.0	138.6	—	138.6	—
Floating Rate Capital Debt	277.1	229.3	—	229.3	—
Other Liabilities
Standby Letters of Credit	55.6	55.6	—	—	55.6
Contingent Consideration	54.0	54.0	—	—	54.0
Loan Commitments	38.1	38.1	—	—	38.1
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$17.0	$17.0	$—	$17.0	$—
Liabilities	36.7	36.7	—	36.7	—
Interest Rate Contracts
Assets	107.9	107.9	—	107.9	—
Liabilities	44.4	44.4	—	44.4	—
Credit Default Swaps
Liabilities	—	—	—	—	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	3,162.1	3,162.1	—	3,162.1	—
Liabilities	3,165.3	3,165.3	—	3,165.3	—
Interest Rate Contracts
Assets	134.9	134.9	—	134.9	—
Liabilities	128.6	128.6	—	128.6	—

(1)	Refer to the table located on page 37 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2012
	Book	Total	Fair Value
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,752.7	$3,752.7	$3,752.7	$—	$—
Federal Funds Sold and Resell Agreements	60.8	60.8	—	60.8	—
Interest-Bearing Deposits with Banks	18,803.5	18,803.5	—	18,803.5	—
Federal Reserve Deposits and Other Interest-Bearing	7,619.7	7,619.7	—	7,619.7	—
Securities
Available for Sale (1)	28,643.5	28,643.5	1,784.6	26,761.1	97.8
Held to Maturity	2,382.0	2,394.8	—	2,394.8	—
Trading Account	8.0	8.0	—	8.0	—
Loans (excluding Leases)
Held for Investment	28,165.4	28,220.2	—	—	28,220.2
Held for Sale	11.7	11.7	—	—	11.7
Client Security Settlement Receivables	2,049.1	2,049.1	—	2,049.1	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	197.6	197.6	—	197.6	—
Community Development Investments	253.2	275.1	—	275.1	—
Employee Benefit and Deferred Compensation	121.3	126.1	86.7	39.4	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$39,221.5	$39,221.5	$39,221.5	$—	$—
Savings Certificates and Other Time	2,466.1	2,746.7	—	2,746.7	—
Non U.S. Offices Interest-Bearing	39,720.2	39,720.2	—	39,720.2	—
Federal Funds Purchased	780.2	780.2	—	780.2	—
Securities Sold under Agreements to Repurchase	699.8	699.8	—	699.8	—
Other Borrowings	367.4	367.4	—	367.4	—
Senior Notes	2,405.8	2,513.4	—	2,513.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,045.4	1,065.3	—	1,065.3	—
Federal Home Loan Bank Borrowings	335.0	345.4	—	345.4	—
Floating Rate Capital Debt	277.0	228.0	—	228.0	—
Other Liabilities
Standby Letters of Credit	60.5	60.5	—	—	60.5
Contingent Consideration	50.1	50.1	—	—	50.1
Loan Commitments	38.9	38.9	—	—	38.9
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$21.3	$21.3	$—	$21.3	$—
Liabilities	42.3	42.3	—	42.3	—
Interest Rate Contracts
Assets	129.7	129.7	—	129.7	—
Liabilities	75.3	75.3	—	75.3	—
Credit Default Swaps
Liabilities	1.0	1.0	—	1.0	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,735.3	1,735.3	—	1,735.3	—
Liabilities	1,730.4	1,730.4	—	1,730.4	—
Interest Rate Contracts
Assets	180.6	180.6	—	180.6	—
Liabilities	174.0	174.0	—	174.0	—

(1)	Refer to the table located on page 38 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at September 30, 2013 and December 31, 2012.

Securities Available for Sale	September 30, 2013
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,498.7	$25.8	$—	$1,524.5
Obligations of States and Political Subdivisions	13.9	0.5	—	14.4
Government Sponsored Agency	16,979.1	81.6	36.1	17,024.6
Corporate Debt	3,537.0	8.5	54.5	3,491.0
Covered Bonds	1,774.2	33.7	2.3	1,805.6
Supranational, Sovereign and Non-U.S. Agency Bonds	718.5	4.1	1.5	721.1
Residential Mortgage-Backed	58.1	0.1	4.7	53.5
Other Asset-Backed	2,535.7	1.2	1.2	2,535.7
Auction Rate	98.1	2.1	1.5	98.7
Other	232.0	0.5	—	232.5

Total	$27,445.3	$158.1	$101.8	$27,501.6

Securities Held to Maturity	September 30, 2013
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$248.8	$11.3	$—	$260.1
Government Sponsored Agency	41.3	1.2	—	42.5
Non-U.S. Government Debt	219.3	—	—	219.3
Certificates of Deposit	1,497.4	—	0.2	1,497.2
Supranational and Sovereign Bonds	989.5	0.8	1.9	988.4
Other	57.3	—	11.6	45.7

Total	$3,053.6	$13.3	$13.7	$3,053.2

Securities Available for Sale	December 31, 2012
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,747.9	$36.7	$—	$1,784.6
Obligations of States and Political Subdivisions	13.9	0.2	—	14.1
Government Sponsored Agency	18,520.6	122.2	4.0	18,638.8
Corporate Debt	2,602.4	18.1	2.1	2,618.4
Covered Bonds	1,697.1	51.0	0.1	1,748.0
Supranational Bonds	1,053.9	7.0	0.2	1,060.7
Residential Mortgage-Backed	102.4	0.4	10.8	92.0
Other Asset-Backed	2,280.0	4.3	0.4	2,283.9
Auction Rate	99.6	2.1	3.9	97.8
Other	304.4	0.8	—	305.2

Total	$28,422.2	$242.8	$21.5	$28,643.5

Securities Held to Maturity	December 31, 2012
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$329.3	$17.2	$—	$346.5
Government Sponsored Agency	112.9	3.8	—	116.7
Non-U.S. Government Debt	205.0	—	—	205.0
Certificates of Deposit	1,667.6	0.2	0.6	1,667.2
Other	67.2	0.3	8.1	59.4

Total	$2,382.0	$21.5	$8.7	$2,394.8

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of September 30, 2013.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$9,630.1	$9,645.7
Due After One Year Through Five Years	14,551.9	14,617.7
Due After Five Years Through Ten Years	2,264.2	2,242.1
Due After Ten Years	999.1	996.1

Total	27,445.3	27,501.6

Held to Maturity
Due in One Year or Less	1,844.3	1,846.2
Due After One Year Through Five Years	1,134.8	1,138.7
Due After Five Years Through Ten Years	37.7	40.0
Due After Ten Years	36.8	28.3

Total	$3,053.6	$3,053.2

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security losses of $2.2 million were recognized in the three months ended September 30, 2013, representing realized losses from the sale of securities. Net investment security gains of $0.2 million were recognized in the three months ended September 30, 2012, representing net realized gains from the sale of securities, partially offset by other-than-temporary impairment (OTTI) losses of $148.6 thousand. For the quarter ended September 30, 2013, gross proceeds of $316.4 million were received from the sales of securities and gross realized gains and losses totaled $0.1 million and $2.3 million, respectively. For the quarter ended September 30, 2012, gross proceeds from the sale of securities totaled $218.2 million and gross realized gains and losses totaled $356.0 thousand and $1.0 thousand, respectively.

Net investment security losses of $1.9 million were recognized for the nine months ended September 30, 2013, representing net realized losses from the sale of securities. Net investment security losses of $1.7 million for the nine months ended September 30, 2012 included OTTI losses of $3.3 million. For the nine months ended September 30, 2013, gross proceeds of $398.1 million were received from the sales of securities and gross realized gains and losses totaled $0.4 million and $2.3 million, respectively. For the nine months ended September 30, 2012, gross proceeds from the sale of securities totaled $2.7 billion and gross realized gains and losses totaled $23.5 million and $21.9 million, respectively.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2013 and December 31, 2012.

Securities with Unrealized Losses as of September 30, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses
Government Sponsored Agency	$3,776.1	$32.3	$302.7	$3.8	$4,078.8	$36.1
Corporate Debt	1,911.2	54.4	25.0	0.1	1,936.2	54.5
Covered Bonds	207.4	2.3	—	—	207.4	2.3
Supranational, Sovereign and Non-US Agency Bonds	549.6	3.4	—	—	549.6	3.4
Residential Mortgage-Backed	—	—	45.5	4.7	45.5	4.7
Other Asset-Backed	1,113.9	1.1	45.1	0.1	1,159.0	1.2
Certificates of Deposit	735.7	0.2	—	—	735.7	0.2
Auction Rate	27.8	0.4	16.5	1.1	44.3	1.5
Other	37.9	3.4	29.0	8.2	66.9	11.6

Total	$8,359.6	$97.5	$463.8	$18.0	$8,823.4	$115.5

Securities with Unrealized Losses as of December 31, 2012	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses
Government Sponsored Agency	$482.2	$1.0	$1,171.8	$3.0	$1,654.0	$4.0
Corporate Debt	441.5	2.0	50.0	0.1	491.5	2.1
Covered Bonds	20.1	0.1	—	—	20.1	0.1
Supranational Bonds	113.8	0.2	—	—	113.8	0.2
Residential Mortgage-Backed	—	—	84.7	10.8	84.7	10.8
Other Asset-Backed	146.1	0.1	40.0	0.3	186.1	0.4
Certificates of Deposit	1,178.8	0.6	—	—	1,178.8	0.6
Auction Rate	2.7	0.3	41.0	3.6	43.7	3.9
Other	9.3	1.9	43.8	6.2	53.1	8.1

Total	$2,394.5	$6.2	$1,431.3	$24.0	$3,825.8	$30.2

As of September 30, 2013, 428 securities with a combined fair value of $8.8 billion were in an unrealized loss position, with their unrealized losses totaling $115.5 million. Unrealized losses on residential mortgage-backed securities totaling $4.7 million reflect the impact of wider credit and liquidity spreads on the valuations of 6 residential mortgage-backed securities since purchase, with $45.5 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities at September 30, 2013 had a total amortized cost and fair value of $58.1 million and $53.5 million, respectively. Securities classified as “other asset-backed” had average lives less than 5 years, and 100% were rated triple-A.

Unrealized losses of $36.1 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. The majority of the $11.6 million of unrealized losses in securities classified as “other” at September 30, 2013 relate to securities which Northern Trust purchases for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are

Notes to Consolidated Financial Statements (continued)

attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $1.5 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. Unrealized losses of $54.5 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 51% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. The remaining unrealized losses on Northern Trust’s securities portfolio as of September 30, 2013 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity.

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

Notes to Consolidated Financial Statements (continued)

As of September 30, 2013, loss estimates for subprime, Alt-A, prime and 2nd lien collateral portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. September 30, 2013 amortized cost, weighted average ultimate default rates, and impairment severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$7.4	18.9%	32.9%	45.0%	41.1%
Alt-A	12.4	43.1	66.2	66.2	66.2
Subprime	26.7	48.8	72.5	82.1	77.6
2nd Lien	11.6	33.1	98.9	99.0	99.0

Total Non-Agency Residential Mortgage-Backed Securities	$58.1	40.1%	32.9%	99.0%	74.8%

Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of expected loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable. There were no OTTI losses recognized during the three or nine months ended September 30, 2013. During the three months ended September 30, 2012, OTTI losses totaling $148.6 thousand related to non-agency residential mortgage-backed securities were recognized. During the nine months ended September 30, 2012, OTTI losses totaling $3.3 million were recognized, of which $1.7 million related to non-agency residential mortgage-backed securities and $1.6 million related to auction rate securities.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Changes in OTTI Losses*	$—	$0.4	$—	$(2.7)
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	—	(0.6)	—	(0.6)

Net Impairment Losses Recognized in Earnings	$—	$(0.2)	$—	$(3.3)

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Notes to Consolidated Financial Statements (continued)

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$8.8	$43.2	$42.3	$68.2
Plus: Losses on Newly Identified Impairments	—	—	—	1.6
Additional Losses on Previously Identified Impairments	—	0.2	—	1.7
Less: Current and Prior Period Losses on Securities Sold During the Period	—	—	(33.5)	(28.1)

Cumulative Credit-Related Losses on Securities Held – End of Period	$8.8	$43.4	$8.8	$43.4

The table below provides information regarding debt securities held as of September 30, 2013 and December 31, 2012, for which an OTTI loss has been recognized in the current period or previously.

(In Millions)	September 30, 2013	December 31, 2012
Fair Value	$38.9	$51.5
Amortized Cost Basis	44.3	59.0

Noncredit-related Losses Recognized in OCI	(5.4)	(7.5)
Tax Effect	2.0	2.8

Amount Recorded in OCI	$(3.4)	$(4.7)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	September 30, 2013	December 31, 2012
Commercial
Commercial and Institutional	$7,237.0	$7,468.5
Commercial Real Estate	2,821.8	2,859.8
Lease Financing, net	982.1	1,035.0
Non-U.S.	1,155.2	1,192.3
Other	285.1	341.6

Total Commercial	12,481.2	12,897.2

Personal
Residential Real Estate	10,359.5	10,375.2
Private Client	6,139.1	6,130.1
Other	85.0	102.0

Total Personal	16,583.6	16,607.3

Total Loans and Leases	29,064.8	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(287.2)	(297.9)

Net Loans and Leases	$28,777.6	$29,206.6

Residential real estate loans consist of conventional home mortgages and equity credit lines that generally require a loan to collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are

Notes to Consolidated Financial Statements (continued)

interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan.

As of September 30, 2013 and December 31, 2012, equity credit lines totaled $2.0 billion and $2.3 billion, respectively, and equity credit lines for which the first liens were held by Northern Trust represented 87% and 86%, respectively, of the total equity credit lines as of those dates.

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments that totaled $1.5 billion at both September 30, 2013 and December 31, 2012. Demand deposits reclassified as loan balances totaled $54.7 million and $224.7 million at September 30, 2013 and December 31, 2012, respectively. Loans classified as held for sale totaled $2.8 million and $11.7 million at September 30, 2013 and December 31, 2012, respectively.

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

Loan and lease segment and class balances as of September 30, 2013 and December 31, 2012 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	September 30, 2013				December 31, 2012
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$4,384.7	$2,679.0	$173.3	$7,237.0	$4,291.8	$3,040.6	$136.1	$7,468.5
Commercial Real Estate	992.9	1,652.2	176.7	2,821.8	888.6	1,710.9	260.3	2,859.8
Lease Financing, net	674.6	303.0	4.5	982.1	647.1	382.3	5.6	1,035.0
Non-U.S.	523.4	631.1	0.7	1,155.2	542.7	646.6	3.0	1,192.3
Other	107.5	177.6	—	285.1	167.2	174.4	—	341.6

Total Commercial	6,683.1	5,442.9	355.2	12,481.2	6,537.4	5,954.8	405.0	12,897.2

Personal
Residential Real Estate	3,289.7	6,535.4	534.4	10,359.5	3,003.3	6,868.2	503.7	10,375.2
Private Client	3,855.5	2,261.7	21.9	6,139.1	3,741.3	2,365.4	23.4	6,130.1
Other	32.1	52.9	—	85.0	50.0	52.0	—	102.0

Total Personal	7,177.3	8,850.0	556.3	16,583.6	6,794.6	9,285.6	527.1	16,607.3

Total Loans and Leases	$13,860.4	$14,292.9	$911.5	$29,064.8	$13,332.0	$15,240.4	$932.1	$29,504.5

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

Notes to Consolidated Financial Statements (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of September 30, 2013 and December 31, 2012.

September 30, 2013
		30-59 Days	60-89 Days	90 Days or	Total		Total Loans
(In Millions)	Current	Past Due	Past Due	More Past Due	Performing	Nonperforming	and Leases
Commercial
Commercial and Institutional	$7,194.1	$12.2	$2.8	$3.8	$7,212.9	$24.1	$7,237.0
Commercial Real Estate	2,745.9	10.7	2.7	8.2	2,767.5	54.3	2,821.8
Lease Financing, net	982.1	—	—	—	982.1	—	982.1
Non-U.S.	1,155.2	—	—	—	1,155.2	—	1,155.2
Other	285.1	—	—	—	285.1	—	285.1

Total Commercial	12,362.4	22.9	5.5	12.0	12,402.8	78.4	12,481.2

Personal
Residential Real Estate	10,135.9	11.7	12.5	9.6	10,169.7	189.8	10,359.5
Private Client	6,086.7	39.4	7.9	3.2	6,137.2	1.9	6,139.1
Other	85.0	—	—	—	85.0	—	85.0

Total Personal	16,307.6	51.1	20.4	12.8	16,391.9	191.7	16,583.6

Total Loans and Leases	$28,670.0	$74.0	$25.9	$24.8	$28,794.7	$270.1	$29,064.8

				Other Real Estate Owned		13.9

				Total Nonperforming Assets		$284.0

December 31, 2012
		30-59 Days	60-89 Days	90 Days or	Total		Total Loans
(In Millions)	Current	Past Due	Past Due	More Past Due	Performing	Nonperforming	and Leases
Commercial
Commercial and Institutional	$7,433.4	$6.4	$5.5	$1.6	$7,446.9	$21.6	$7,468.5
Commercial Real Estate	2,782.0	6.9	13.1	1.4	2,803.4	56.4	2,859.8
Lease Financing, net	1,035.0	—	—	—	1,035.0	—	1,035.0
Non-U.S.	1,192.3	—	—	—	1,192.3	—	1,192.3
Other	341.6	—	—	—	341.6	—	341.6

Total Commercial	12,784.3	13.3	18.6	3.0	12,819.2	78.0	12,897.2

Personal
Residential Real Estate	10,096.3	68.1	25.7	10.5	10,200.6	174.6	10,375.2
Private Client	6,091.3	14.8	16.3	5.5	6,127.9	2.2	6,130.1
Other	102.0	—	—	—	102.0	—	102.0

Total Personal	16,289.6	82.9	42.0	16.0	16,430.5	176.8	16,607.3

Total Loans and Leases	$29,073.9	$96.2	$60.6	$19.0	$29,249.7	$254.8	$29,504.5

				Other Real Estate Owned		20.3

				Total Nonperforming Assets		$275.1

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

The following tables provide information related to impaired loans by segment and class.

	As of September 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Specific	Recorded	Principal	Specific
(In Millions)	Investment	Balance	Allowance	Investment	Balance	Allowance
With No Related Specific Allowance
Commercial and Institutional	$11.3	$14.5	$—	$15.1	$19.3	$—
Commercial Real Estate	48.6	59.2	—	64.9	76.9	—
Lease Financing, net	4.5	4.5	—	4.6	4.6	—
Residential Real Estate	177.2	220.4	—	131.3	165.7	—
Private Client	13.3	13.3	—	0.8	1.0	—
With a Related Specific Allowance
Commercial and Institutional	14.0	16.2	5.0	8.1	10.2	2.8
Commercial Real Estate	31.1	32.6	8.7	32.3	33.8	8.2
Residential Real Estate	10.0	10.7	3.3	11.8	13.0	6.1
Private Client	0.8	0.8	0.8	0.9	0.9	0.9
Total
Commercial	109.5	127.0	13.7	125.0	144.8	11.0
Personal	201.3	245.2	4.1	144.8	180.6	7.0

Total	$310.8	$372.2	$17.8	$269.8	$325.4	$18.0

Notes to Consolidated Financial Statements (continued)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(In Millions)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With No Related Specific
Commercial and Institutional	$10.7	$—	$27.0	$0.1	$11.3	$0.1	$25.2	$0.2
Commercial Real Estate	42.0	0.2	54.7	—	40.6	0.6	49.6	0.2
Lease Financing, net	4.5	0.1	5.2	—	4.6	0.2	3.5	—
Residential Real Estate	168.1	0.3	120.7	0.2	155.2	1.4	114.0	0.8
Private Client	13.3	0.2	2.2	—	12.0	0.5	1.8	—
With a Related Specific Allowance
Commercial and Institutional	14.1	—	5.2	—	12.5	—	6.5	—
Commercial Real Estate	31.2	—	22.1	—	31.6	—	20.2	—
Residential Real Estate	10.0	—	15.3	—	9.4	—	15.3	—
Private Client	0.8	—	0.9	—	1.1	—	1.1	—
Total
Commercial	102.5	0.3	114.2	0.1	100.6	0.9	105.0	0.4
Personal	192.2	0.5	139.1	0.2	177.7	1.9	132.2	0.8

Total	$294.7	$0.8	$253.3	$0.3	$278.3	$2.8	$237.2	$1.2

Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.8 million and $2.9 million, respectively, for the three months ended September 30, 2013 and 2012, and $8.0 million and $8.7 million, respectively, for the nine months ended September 30, 2013 and 2012.

There were $4.3 million and $2.1 million of aggregate unfunded loan commitments and standby letters of credit at September 30, 2012 and December 31, 2012, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings. Included within impaired loans were $65.8 million and $49.8 million of nonperforming TDRs, and $100.1 million and $74.7 million of performing TDRs as of September 30, 2013 and December 31, 2012, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain reported as impaired.

Notes to Consolidated Financial Statements (continued)

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three and nine month periods ended September 30, 2013 and 2012, and the recorded investments and unpaid principal balances as of September 30, 2013 and 2012.

	Three Months Ended			Nine Months Ended
($ In Millions)	September 30, 2013			September 30, 2013
	Number of	Recorded	Unpaid Principal	Number of	Recorded	Unpaid Principal
	Loans and Leases	Investment	Balance	Loans and Leases	Investment	Balance
Commercial
Commercial and Institutional	—	$—	$—	7	$0.5	$1.0
Commercial Real Estate	7	22.8	25.0	11	27.4	31.9

Total Commercial	7	22.8	25.0	18	27.9	32.9

Personal
Residential Real Estate	38	6.7	11.4	122	51.2	59.8
Private Client	—	—	—	6	12.8	12.8

Total Personal	38	6.7	11.4	128	64.0	72.6

Total Loans and Leases	45	$29.5	$36.4	146	$91.9	$105.5

Note: Period end balances reflect all paydowns and charge-offs during the period.

	Three Months Ended			Nine Months Ended
($ In Millions)	September 30, 2012			September 30, 2012
	Number of	Recorded	Unpaid Principal	Number of	Recorded	Unpaid Principal
	Loans and Leases	Investment	Balance	Loans and Leases	Investment	Balance
Commercial
Commercial and Institutional	—	$—	$—	2	$0.5	$1.1
Commercial Real Estate	1	2.7	2.7	7	24.6	26.2
Lease Financing, net	–	–	–	1	5.2	5.2

Total Commercial	1	2.7	2.7	10	30.3	32.5

Personal
Residential Real Estate	23	2.0	2.6	84	10.1	13.5
Private Client	–	–	–	1	0.8	0.8

Total Personal	23	2.0	2.6	85	10.9	14.3

Total Loans and Leases	24	$4.7	$5.3	95	$41.2	$46.8

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the three and nine month periods ended September 30, 2013, TDR modifications of loans within the commercial and institutional, commercial real estate, and private client classes were primarily deferrals of principal, extensions of term, and other modifications. During the three and nine months ended September 30, 2013, TDR modifications of loans within the residential real estate class were primarily deferrals of principal, interest rate concessions, extensions of term, and other modifications.

During the three and nine months ended September 30, 2012, TDR modifications of loans within the commercial and institutional, commercial real estate, lease financing, and private client classes were primarily extensions of term and deferral of principal; modifications of residential real estate loans were primarily interest rate concessions and deferrals of principal.

Notes to Consolidated Financial Statements (continued)

There were no loans or leases modified as TDRs in the 12 months ended June 30, 2013 which subsequently became nonperforming during the three or nine months ended September 30, 2013.

There were no loans or leases modified as TDRs in the 12 months ended June 30, 2012 which subsequently became nonperforming during the three months ended September 30, 2012. There were 2 residential real estate loans modified as TDRs in the 12 months ended June 30, 2012 which subsequently became nonperforming during the nine months ended September 30, 2012. The total recorded investment and unpaid principal balance for these loans were each $89.4 thousand as of September 30, 2012.

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

Notes to Consolidated Financial Statements (continued)

established are based on management’s assessment as to the level of certainty regarding the amount of loss.

The following tables provide information regarding changes in the total allowance for credit losses by segment during the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$184.1	$136.6	$320.7	$196.3	$133.6	$329.9
Charge-Offs	(1.7)	(9.9)	(11.6)	(7.2)	(9.1)	(16.3)
Recoveries	1.7	1.6	3.3	2.4	2.0	4.4

Net (Charge-Offs) Recoveries	—	(8.3)	(8.3)	(4.8)	(7.1)	(11.9)
Provision for Credit Losses	(4.6)	9.6	5.0	6.9	3.1	10.0
Effect of Foreign Exchange Rates	0.1	—	0.1	—	—	—

Balance at End of Period	$179.6	$137.9	$317.5	$198.4	$129.6	$328.0

	Nine Months Ended September 30,
	2013			2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$194.2	$133.4	$327.6	$211.0	$117.9	$328.9
Charge-Offs	(6.9)	(32.9)	(39.8)	(15.4)	(31.5)	(46.9)
Recoveries	8.1	6.6	14.7	13.6	12.4	26.0

Net (Charge-Offs) Recoveries	1.2	(26.3)	(25.1)	(1.8)	(19.1)	(20.9)
Provision for Credit Losses	(15.8)	30.8	15.0	(10.8)	30.8	20.0
Effect of Foreign Exchange Rates	—	—	—	—	—	—

Balance at End of Period	$179.6	$137.9	$317.5	$198.4	$129.6	$328.0

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$109.7	$201.3	$311.0	$125.0	$144.8	$269.8
Evaluated for Inherent Impairment	12,371.5	16,382.3	28,753.8	12,772.2	16,462.5	29,234.7

Total Loans and Leases	12,481.2	16,583.6	29,064.8	12,897.2	16,607.3	29,504.5

Allowance for Loans and Leases
Specifically Evaluated for Impairment	13.7	4.1	17.8	11.0	7.0	18.0
Evaluated for Inherent Impairment	138.4	131.0	269.4	155.1	124.8	279.9

Allowance Assigned to Loans and Leases	152.1	135.1	287.2	166.1	131.8	297.9

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	27.5	2.8	30.3	28.1	1.6	29.7

Total Allowance for Credit Losses	$179.6	$137.9	$317.5	$194.2	$133.4	$327.6

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements, Federal Home Loan Bank borrowings, and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. At September 30, 2013, securities and loans totaling $28.3 billion ($19.4 billion of government sponsored agency and other securities, $256.3 million of obligations of states and political subdivisions, and $8.7 billion of loans)

Notes to Consolidated Financial Statements (continued)

were pledged. This compares to $27.2 billion ($19.0 billion of government sponsored agency and other securities, $334.0 million of obligations of states and political subdivisions, and $7.9 billion of loans) at December 31, 2012. Collateral required for these purposes totaled $4.5 billion and $3.4 billion at September 30, 2013 and December 31, 2012, respectively. Included in the total pledged assets at September 30, 2013 and December 31, 2012 were available for sale securities with a total fair value of $460.4 million and $690.1 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of September 30, 2013 and December 31, 2012 was $500.0 million and $35.4 million, respectively. There was no repledged or sold collateral at September 30, 2013 or December 31, 2012. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $0.9 billion for both the three and nine months ended September 30, 2013, and $1.1 billion for both the three and nine months ended September 30, 2012.

8. Goodwill and Other Intangibles – The carrying amounts of goodwill at September 30, 2013 and December 31, 2012 were as follows:

(In Millions)	September 30, 2013	December 31, 2012
Corporate and Institutional Services	$466.2	$466.3
Wealth Management	71.5	71.5

Total Goodwill	$537.7	$537.8

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated goodwill.

Other intangible assets are included within other assets in the consolidated balance sheet. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization at September 30, 2013 and December 31, 2012 were as follows:

(In Millions)	September 30, 2013	December 31, 2012
Gross Carrying Amount	$251.3	$252.1
Less: Accumulated Amortization	163.5	148.1

Net Book Value	$87.8	$104.0

Note: Amounts include the effect of foreign exchange rates on non-U.S. dollar denominated intangible assets.

Other intangible assets consist primarily of the value of acquired client relationships. Amortization expense related to other intangible assets totaled $5.2 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively, and $15.5 million and $15.0 million for the nine months ended September 30, 2013 and 2012,

Notes to Consolidated Financial Statements (continued)

respectively. Amortization for the remainder of 2013 and for the years 2014, 2015, 2016, and 2017 is estimated to be $5.6 million, $19.4 million, $11.8 million, $9.2 million and $9.2 million, respectively.

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three and nine month periods ended September 30, 2013 and 2012.

Three Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$359.8	$334.4	$288.2	$267.5	$—	$—	$648.0	$601.9
Foreign Exchange Trading Income	61.8	41.3	1.0	2.7	—	—	62.8	44.0
Other Noninterest Income	44.3	50.2	54.3	23.3	0.8	7.5	99.4	81.0
Net Interest Income (FTE)*	70.1	68.0	136.3	157.4	38.4	31.5	244.8	256.9

Revenue*	536.0	493.9	479.8	450.9	39.2	39.0	1,055.0	983.8
Provision for Credit Losses	0.4	(1.6)	4.6	11.6	—	—	5.0	10.0
Noninterest Expense	412.0	394.5	297.3	285.2	31.4	16.7	740.7	696.4

Income (loss) before Income Taxes*	123.6	101.0	177.9	154.1	7.8	22.3	309.3	277.4
Provision (Benefit) for Taxes*	38.8	32.7	67.0	58.1	(3.0)	7.8	102.8	98.6

Net Income	$84.8	$68.3	$110.9	$96.0	$10.8	$14.5	$206.5	$178.8

Percentage of Consolidated Net Income	41%	38%	54%	54%	5%	8%	100%	100%
Average Assets	$53,653.5	$50,638.6	$22,923.6	$23,530.7	$18,635.4	$18,540.6	$95,212.5	$92,709.9

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $7.8 million for 2013 and $11.3 million for 2012.

Nine Months Ended September 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,072.7	$989.8	$863.3	$793.1	$—	$—	$1,936.0	$1,782.9
Foreign Exchange Trading Income	189.8	155.3	3.8	10.0	—	—	193.6	165.3
Other Noninterest Income	130.1	145.9	95.8	70.1	5.4	6.1	231.3	222.1
Net Interest Income (FTE)*	200.2	217.0	425.3	476.9	81.0	93.6	706.5	787.5

Revenue*	1,592.8	1,508.0	1,388.2	1,350.1	86.4	99.7	3,067.4	2,957.8
Provision for Credit Losses	(1.1)	(1.6)	16.1	21.6	—	—	15.0	20.0
Noninterest Expense	1,206.7	1,190.0	900.9	878.4	91.7	68.9	2,199.3	2,137.3

Income (loss) before Income Taxes*	387.2	319.6	471.2	450.1	(5.3)	30.8	853.1	800.5
Provision (Benefit) for Taxes*	123.0	102.1	177.8	170.2	(9.3)	8.6	291.5	280.9

Net Income	$264.2	$217.5	$293.4	$279.9	$4.0	$22.2	$561.6	$519.6

Percentage of Consolidated Net Income	47%	42%	52%	54%	1%	4%	100%	100%
Average Assets	$52,323.8	$49,642.8	$22,863.1	$23,527.6	$18,036.6	$20,243.2	$93,223.5	$93,413.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $23.3 million for 2013 and $31.4 million for 2012.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2013 and 2012, and changes during the three and nine month periods then ended.

(In Millions)	Balance at December 31, 2012	Net Change	Balance at September 30, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$101.0	$(74.4)	$26.6
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	1.2	(0.2)
Net Foreign Currency Adjustments	10.5	(2.8)	7.7
Net Pension and Other Postretirement Benefit Adjustments	(393.1)	21.1	(372.0)

Total	$(283.0)	$(54.9)	$(337.9)

(In Millions)	Balance at December 31, 2011	Net Change	Balance at September 30, 2012
Net Unrealized Gains (Losses) on Securities Available for Sale	$39.8	$67.3	$107.1
Net Unrealized Gains (Losses) on Cash Flow Hedges	(7.0)	5.5	(1.5)
Net Foreign Currency Adjustments	(9.5)	24.1	14.6
Net Pension and Other Postretirement Benefit Adjustments	(368.9)	32.8	(336.1)

Total	$(345.6)	$129.7	$(215.9)

	Three Months Ended September 30,
	2013			2012
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$—	$—	$—	$4.9	$(1.8)	$3.1
Other Unrealized Gains (Losses) on Securities Available for Sale	7.3	(2.8)	4.5	57.3	(21.6)	35.7
Reclassification Adjustment for (Gains) Losses Included in Net Income	2.1	(0.8)	1.3	(5.1)	1.9	(3.2)

Net Change	9.4	(3.6)	5.8	57.1	(21.5)	35.6

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	5.3	(1.7)	3.6	2.0	(0.5)	1.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	1.1	(0.4)	0.7	2.6	(1.0)	1.6

Net Change	6.4	(2.1)	4.3	4.6	(1.5)	3.1

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	55.0	(4.0)	51.0	42.1	—	42.1
Net Investment Hedge Gains (Losses)	(88.8)	33.4	(55.4)	(44.8)	16.9	(27.9)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	(33.8)	29.4	(4.4)	(2.7)	16.9	14.2

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	11.3	(4.2)	7.1	8.5	(3.2)	5.3

Net Change	$11.3	$(4.2)	$7.1	$8.5	$(3.2)	$5.3

Notes to Consolidated Financial Statements (continued)

	Nine Months Ended September 30,
	2013			2012
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$2.1	$(0.8)	$1.3	$15.0	$(5.6)	$9.4
Other Unrealized Gains (Losses) on Securities Available for Sale	(123.2)	46.3	(76.9)	105.9	(39.7)	66.2
Reclassification Adjustment for (Gains) Losses Included in Net Income	1.9	(0.7)	1.2	(13.2)	4.9	(8.3)

Net Change	(119.2)	44.8	(74.4)	107.7	(40.4)	67.3

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	(4.0)	1.6	(2.4)	4.7	(1.5)	3.2
Reclassification Adjustment for (Gains) Losses Included in Net Income	5.7	(2.1)	3.6	3.7	(1.4)	2.3

Net Change	1.7	(0.5)	1.2	8.4	(2.9)	5.5

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	5.3	(2.3)	3.0	31.3	—	31.3
Net Investment Hedge Gains (Losses)	(9.3)	3.5	(5.8)	(17.4)	10.2	(7.2)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	(4.0)	1.2	(2.8)	13.9	10.2	24.1

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	26.7	(10.1)	16.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	33.7	(12.6)	21.1	25.6	(9.4)	16.2

Net Change	$33.7	$(12.6)	$21.1	$52.3	$(19.5)	$32.8

The following table provides the location and before-tax amounts of reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2013.

		Amount of Reclassification Adjustments Recognized
	Location of	in Income
	Reclassification Adjustments	Three Months Ended	Nine Months Ended
(In Millions)	Recognized in Income	September 30, 2013
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$2.1	$1.9

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/ Expense	1.1	5.7

Pension and Other Postretirement Adjustments
Amortization of Net Actuarial (Gain) Loss	Employee Benefits	11.9	35.8
Amortization of Prior Service Cost	Employee Benefits	(0.6)	(2.1)

Gross Reclassification Adjustment		$11.3	$33.7

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In Millions Except Per Common Share Information)	2013	2012	2013	2012
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	239,930,074	240,237,014	239,614,868	240,740,803
Net Income Applicable to Common Stock	$206.5	$178.8	$561.6	$519.6
Less: Earnings Allocated to Participating Securities	3.5	2.8	9.1	7.6

Earnings Allocated to Common Shares Outstanding	203.0	176.0	552.5	512.0

Basic Net Income Per Common Share	0.85	0.73	2.31	2.13

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	239,930,074	240,237,014	239,614,868	240,740,803
Plus: Dilutive Effect of Share-based Compensation	1,400,578	460,048	1,242,829	464,383

Average Common and Potential Common Shares	241,330,652	240,697,062	240,857,697	241,205,186

Earnings Allocated to Common and Potential Common Shares	$203.0	$176.0	$552.5	$512.0
Diluted Net Income Per Common Share	0.84	0.73	2.29	2.12

Note: Common stock equivalents totaling 3,371,680 and 3,783,018 for the three and nine months ended September 30, 2013, respectively, and 11,890,286 and 12,412,541 for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Interest Income
Loans and Leases	$185.4	$206.9	$558.5	$630.4
Securities – Taxable	60.9	63.2	167.6	191.0
– Non-Taxable	2.7	4.1	9.0	13.9
Interest-Bearing Deposits with Banks	36.3	44.8	105.8	138.8
Federal Reserve Deposits and Other	5.8	4.1	12.2	11.5

Total Interest Income	291.1	323.1	853.1	985.6

Interest Expense
Deposits	25.8	43.8	79.9	122.9
Federal Funds Purchased	0.4	0.1	1.0	1.1
Securities Sold Under Agreements to Repurchase	0.1	0.1	0.3	0.3
Other Borrowings	0.8	1.2	2.5	3.3
Senior Notes	18.4	18.6	56.9	52.4
Long-Term Debt	8.0	13.0	27.5	47.3
Floating Rate Capital Debt	0.6	0.7	1.8	2.2

Total Interest Expense	54.1	77.5	169.9	229.5

Net Interest Income	$237.0	$245.6	$683.2	$756.1

13. Income Taxes – Income tax expense for the three and nine months ended September 30, 2013 of $95.0 million and $268.2 million was recorded, representing an effective tax rate of 31.5% and 32.3%, respectively. The prior year three and nine month provisions for income tax were $87.3 million and $249.5 million, representing effective tax rates of 32.8% and 32.4%, respectively.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and nine months ended September 30, 2013 and 2012.

Net Periodic Pension Expense U.S. Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Service Cost	$7.5	$8.9	$22.7	$26.5
Interest Cost	10.5	10.3	31.6	31.1
Expected Return on Plan Assets	(23.1)	(21.7)	(69.2)	(65.3)
Amortization
Net Actuarial Loss	10.3	8.6	30.9	25.8
Prior Service Cost	(0.1)	(0.1)	(0.3)	(0.3)

Net Periodic Pension Expense	$5.1	$6.0	$15.7	$17.8

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Interest Cost	$1.6	$1.6	$4.9	$4.7
Expected Return on Plan Assets	(1.5)	(1.7)	(4.6)	(4.9)
Net Actuarial Loss Amortization	0.2	0.2	0.7	0.6

Net Periodic Pension Expense	$0.3	$0.1	$1.0	$0.4

Net Periodic Pension Expense Supplemental Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Service Cost	$0.4	$0.8	$1.2	$2.2
Interest Cost	1.1	1.2	3.3	3.4
Amortization
Net Actuarial Loss	1.7	1.5	5.1	4.5
Prior Service Cost	0.2	0.2	0.4	0.4

Net Periodic Pension Expense	$3.4	$3.7	$10.0	$10.5

Net Periodic Postretirement Benefit Other Postretirement Plan	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Service Cost	$—	$0.1	$0.1	$0.2
Interest Cost	0.3	0.3	0.9	1.0
Amortization
Net Actuarial Gain	(0.3)	(0.7)	(0.9)	(1.6)
Prior Service Cost	(0.7)	(1.2)	(2.2)	(3.8)

Net Periodic Postretirement Benefit	$(0.7)	$(1.5)	$(2.1)	$(4.2)

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units, and performance stock units.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2013	2012	2013	2012
Stock and Stock Unit Awards	$12.1	$10.2	$36.4	$33.9
Stock Options	3.7	5.7	14.9	22.3
Performance Stock Units	2.1	0.7	5.4	1.8

Total Share-Based Compensation Expense	17.9	16.6	56.7	58.0

Tax Benefits Recognized	$6.8	$6.2	$21.3	$21.8

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

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of September 30, 2013 and December 31, 2012, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $669.4 million and $673.6 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any unfunded commitments. As of September 30, 2013 and December 31, 2012, the carrying amounts of these investments in community development projects deemed to be VIEs, which are included in other assets in the consolidated balance sheet, were $213.3 million and $248.2 million, respectively. As of September 30, 2013 and December 31, 2012, liabilities related to unfunded commitments on investments in community development projects, which are included in other liabilities in the consolidated balance sheet, were $22.4 million and $33.1 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the community development projects that would expose it to a loss.

Trust Preferred Securities. In 1997, Northern Trust issued Floating Rate Capital Securities, Series A and Series B, through NTC Capital I and NTC Capital II, respectively, statutory business trusts wholly-owned by the Corporation. The sole assets of the trusts are Subordinated Debentures of the Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. NTC Capital I and NTC Capital II are considered VIEs; however, as the sole asset of each trust is a receivable from the Corporation and proceeds to the Corporation from the receivable exceed the Corporation’s investment in the VIEs’ equity shares, the Corporation is not permitted to consolidate the trusts, even though the Corporation owns all of the voting equity shares of the trusts, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. Northern Trust recognizes the subordinated debentures on its consolidated balance sheet as long-term liabilities.

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

Notes to Consolidated Financial Statements (continued)

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Certain standby letters of credit have been secured with cash deposits or participated to others and in certain cases Northern Trust is able to recover the amounts paid through recourse against these cash deposits or other participants. Standby letters of credit outstanding were $4.3 billion at September 30, 2013 and $4.6 billion at December 31, 2012.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications against certain losses resulting from the bankruptcy of borrowers of securities. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $84.7 billion at September 30, 2013 and $69.7 billion at December 31, 2012. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at September 30, 2013 or December 31, 2012 related to these indemnifications.

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of September 30, 2013, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $117 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

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

Notes to Consolidated Financial Statements (continued)

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and as of September 30, 2013 had restrictions as to their sale or transfer.

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

Contingent Purchase Consideration. In connection with acquisitions consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration at September 30, 2013 and December 31, 2012 was $54.0 million and $50.1 million, respectively.

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

Notes to Consolidated Financial Statements (continued)

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

All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $1.7 billion as of September 30, 2013 and by $982.5 million as of December 31, 2012, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at September 30, 2013 also reflect reductions of $300.5 million and $495.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $118.6 million and $425.0 million, respectively, at December 31, 2012. Additional cash collateral received from and deposited with derivative counterparties totaling $152.8 million and $50.7 million, respectively, as of September 30, 2013, and $1.6 million and $73.3 million, respectively, as of December 31, 2012, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties. Effective in the second quarter of 2013, Northern Trust centrally clears interest rate derivative instruments that are addressed under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $12.9 million, are not offset against derivative assets and liabilities on the consolidated balance sheet, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty

Notes to Consolidated Financial Statements (continued)

has the option to declare Northern Trust in default and accelerate cash settlement of the net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $104.3 million and $178.9 million at September 30, 2013 and December 31, 2012, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $39.3 million and $155.4 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at September 30, 2013 and December 31, 2012 of $65.0 million and $23.5 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Client-Related and Trading Derivative Instruments. In excess of 96% of Northern Trust’s derivatives outstanding at September 30, 2013 and December 31, 2012, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

	September 30, 2013			December 31, 2012
	Notional	Fair Value		Notional	Fair Value
(In Millions)	Value	Asset	Liability	Value	Asset	Liability
Foreign Exchange Contracts	$252,806.2	$3,162.1	$3,165.3	$213,246.7	$1,735.3	$1,730.4
Interest Rate Contracts	5,039.2	134.9	128.6	4,946.6	180.6	174.0

Total	$257,845.4	$3,297.0	$3,293.9	$218,193.3	$1,915.9	$1,904.4

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2013 and 2012.

		Amount of Derivative Gain/(Loss) Recognized in Income
	Location of Derivative Gain/(Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	Income	2013	2012	2013	2012
Foreign Exchange Contracts	Foreign Exchange Trading Income	$62.8	$44.0	$193.6	$165.3
Interest Rate Contracts	Security Commissions and Trading Income	4.4	3.7	11.4	8.9

Total		$67.2	$47.7	$205.0	$174.2

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

			September 30, 2013			December 31, 2012
	Derivative	Risk	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Classification	Value	Asset	Liability	Value	Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,646.9	$23.7	$44.4	$3,617.0	$3.4	$75.1
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	500.0	84.2	—	900.0	126.3	0.2
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	390.9	8.0	9.0	669.0	8.7	11.5
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,661.3	7.1	26.8	1,451.4	2.3	27.8

Total			$6,199.1	$123.0	$80.2	$6,637.4	$140.7	$114.6

In addition to the above, Sterling denominated debt, totaling $249.9 million and $242.3 million at September 30, 2013 and December 31, 2012, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and nine months ended September 30, 2013 and 2012.

		Location of Derivative	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative	Gain/(Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	Instrument	in Income	2013	2012	2013	2012
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(16.4)	$(23.3)	$21.6	$(93.5)
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	(3.6)	8.9	(16.1)	171.8

Total			$(20.0)	$(14.4)	$5.5	$78.3

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of

Notes to Consolidated Financial Statements (continued)

accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There were $0.3 million of losses and $0.2 million of gains recorded within the fair values of hedged items for such “long-haul” hedges during the three months ended September 30, 2013 and 2012, respectively. There were $0.9 million of losses and $0.5 million of gains recorded within the fair values of the hedged items for the nine months ended September 30, 2013 and 2012, respectively. There were losses of $0.3 million and $0.8 million from ineffectiveness recorded during the three and nine months ended September 30, 2013, and a loss of $0.1 million and a gain of $0.4 million from ineffectiveness recorded during the three and nine month ended September 30, 2012 for available for sale investment securities, senior notes, and subordinated debt. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of forecasted transactions caused by movements in foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change in the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to earnings. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, 23 months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

Notes to Consolidated Financial Statements (continued)

The following tables provide cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and nine months ended September 30, 2013 and 2012.

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Three Months Ended September 30,	2013	2012	2013	2012
Net Gain/(Loss) Recognized in AOCI	$5.3	$2.0	$—	$—
Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	—	(1.0)	—	—
Interest Income	—	—	—	—
Other Operating Expense	(1.1)	(1.6)	—	—

Total	$(1.1)	$(2.6)	$—	$—

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Swap Contracts (Before Tax)
Nine Months Ended September 30,	2013	2012	2013	2012
Net Gain/(Loss) Recognized in AOCI	$(4.0)	$4.7	$—	$—
Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	(1.8)	(3.3)	—	—
Interest Income	—	—	—	(0.2)
Other Operating Expense	(3.9)	(0.2)	—	—

Total	$(5.7)	$(3.5)	$—	$(0.2)

During the three and nine months ended September 30, 2013 and 2012, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $1.0 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was no ineffectiveness recorded during the three and nine months ended September 30, 2013 and 2012. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

Notes to Consolidated Financial Statements (continued)

The following table provides net investment hedge gains and losses recognized in AOCI during the three and nine months ended September 30, 2013 and 2012.

	Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2013	2012	2013	2012
Foreign Exchange Contracts	$(73.8)	$(35.4)	$(9.5)	$(8.1)
Sterling Denominated Subordinated Debt	(15.0)	(9.4)	0.2	(9.3)

Total	$(88.8)	$(44.8)	$(9.3)	$(17.4)

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

	September 30, 2013			December 31, 2012
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Credit Default Swap Contracts	$—	$—	$—	$42.5	$—	$1.0
Foreign Exchange Contracts	144.0	1.9	0.9	1,189.8	10.3	3.0

Total	$144.0	$1.9	$0.9	$1,232.3	$10.3	$4.0

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and nine months ended September 30, 2013 and 2012.

	Location of	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Gain/ (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	in Income	2013	2012	2013	2012
Credit Default Swap Contracts	Other Operating Income	$—	$(0.6)	$(0.1)	$(2.5)
Foreign Exchange Contracts	Other Operating Income	6.7	5.0	(4.3)	3.8

Total		$6.7	$4.4	$(4.4)	$1.3

Notes to Consolidated Financial Statements (continued)

19. Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheet as of September 30, 2013 and December 31, 2012.

September 30, 2013
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,880.1	$1,593.7	$1,286.4	$—	$1,286.4
Interest Rate Swaps OTC	237.6	46.8	190.8	—	190.8
Interest Rate Swaps Exchange Cleared	5.2	4.3	0.9	—	0.9
Interest Rate Options OTC	—	—	—	—	—
Cross Product Netting Adjustment	—	73.0	—	—	—
Cross Product Collateral Adjustment	—	300.5	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,122.9	2,018.3	1,104.6	—	1,104.6

Total Derivatives Not Subject to a Master Netting Arrangement	299.0	—	299.0	—	299.0

Total Derivatives	3,421.9	2,018.3	1,403.6	—	1,403.6

Securities Purchased under Agreements to Resell (2)	$500.0	$—	$500.0	$500.0	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $3,549.3 million as of September 30, 2013.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $34.6 million as of September 30, 2013.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of September 30, 2013.

December 31, 2012
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$1,756.6	$877.1	$879.5	$—	$879.5
Interest Rate Swaps OTC	310.3	68.3	242.0	—	242.0
Cross Product Netting Adjustment	—	37.1	—	—	—
Cross Product Collateral Adjustment	—	118.6	—	—	—

Total	2,066.9	1,101.1	965.8	—	965.8

Securities Purchased under Agreements to Resell (2)	$35.4	$—	$35.4	$35.4	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $2,964.4 million as of December 31, 2012.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $25.4 million as of December 31, 2012.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2012.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheet as of September 30, 2013 and December 31, 2012.

September 30, 2013
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,550.3	$1,593.7	$956.6	$—	$956.6
Interest Rate Swaps OTC	168.7	46.8	121.9	—	121.9
Interest Rate Swaps Exchange Cleared	4.3	4.3	—	—	—
Interest Rate Options OTC	—	—	—	—	—
Credit Default Swaps OTC	—	—	—	—	—
Cross Product Netting Adjustment	—	73.0	—	—	—
Cross Product Collateral Adjustment	—	495.9	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,723.3	2,213.7	509.6	—	509.6

Total Derivatives Not Subject to a Master Netting Arrangement	651.7	—	651.7	—	651.7

Total Derivatives	3,375.0	2,213.7	1,161.3	—	1,161.3

Securities Sold under Agreements to Repurchase	$469.0	$—	$469.0	$469.0	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $2,235.0 million as of September 30, 2013.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of September 30, 2013.

December 31, 2012
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,772.7	$877.1	$895.6	$—	$895.6
Interest Rate Swaps OTC	249.3	68.3	181.0	—	181.0
Credit Default Swaps OTC	1.0	—	1.0	—	1.0
Cross Product Netting Adjustment	—	37.1	—	—	—
Cross Product Collateral Adjustment	—	425.0	—	—	—

Total	2,023.0	1,407.5	615.5	—	615.5

Securities Sold under Agreements to Repurchase	$699.8	$—	$699.8	$699.8	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $1,961.7 million as of December 31, 2012.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2012.

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

Notes to Consolidated Financial Statements (continued)

offset. Under the master netting arrangement, Northern Trust is entitled to set off receivables from and collateral placed with a single counterparty against obligations owed to that counterparty. In addition, collateral held by Northern Trust can be offset against receivables from that counterparty.

Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting arrangements or similar agreements exist. Derivative assets and liabilities can be further offset by cash collateral received from, and deposited with, the transacting counterparty. The basis for this view is that, upon termination of transactions subject to a master netting arrangement or similar agreement, the individual derivative receivables do not represent resources to which general creditors have rights and individual derivative payables do not represent claims that are equivalent to the claims of general creditors. Effective in the second quarter of 2013, Northern Trust centrally clears those interest rate derivative instruments addressed under Title VII of the Dodd-Frank Act. These transactions are subject to an agreement similar to a master netting arrangement which has the same rights of offset as described above.

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

There are no material changes to the risk factors set forth in Part I, Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as modified by Item 1A in the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1-31, 2013	164,529	$59.30	164,529	11,554,145
August 1-31, 2013	828,969	57.33	828,969	10,725,176
September 1-30, 2013	722,423	55.44	722,423	10,002,753

Total (Third Quarter)	1,715,921	$56.73	1,715,921	10,002,753

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	On April 16, 2013, the Corporation announced that its board of directors authorized the Corporation to repurchase up to 12.0 million shares of the Corporation’s common stock. This program has no fixed expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: October 25, 2013	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and
Chief Financial Officer

Date: October 25, 2013	By:	/s/ Jane Karpinski
Jane Karpinski
Senior Vice President and Controller
(Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits have been filed with the Securities and Exchange Commission with Northern Trust Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. You may obtain copies of these exhibits from the SEC’s Internet site at http://www.sec.gov. Stockholders may also obtain copies of such exhibits by writing Stephanie S. Greisch, Corporate Secretary, Northern Trust Corporation, 50 South LaSalle Street, Chicago, Illinois 60603.

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(i)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(ii)	Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 1350 Certifications

	(i)	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File

	(i)	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.