Form 10-K
period 2013-12-31
NORTHERN TRUST CORP
filed 2014-02-26
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South La Salle Street Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 630-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.66 2⁄3 Par Value	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock as of June 28, 2013 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock at June 28, 2013 as reported by The NASDAQ Stock Market, held by non-affiliates was approximately $13.9 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At February 18, 2014, 237,309,755 shares of Common Stock, $1.66 2/3 par value, were outstanding.

Portions of the following documents are incorporated by reference:

2013 Annual Report to Stockholders—Part I, Part II and Part IV

Proxy Statement for the 2014 Annual Meeting of Stockholders—Part III

Northern Trust Corporation

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

PART I

Item 1—Business

NORTHERN TRUST CORPORATION

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 18 U.S. states, Washington, D.C., and 18 international locations in North America, Europe, the Middle East, and the Asia Pacific region. At December 31, 2013, the Corporation had consolidated total assets of $102.9 billion and stockholders’ equity of $7.9 billion.

The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2013, the Bank had consolidated assets of $102.7 billion and common bank equity capital of $7.1 billion.

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

BUSINESS UNITS

Northern Trust focuses on servicing and managing client assets through its two primary business units: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to Wealth Management and C&IS clients primarily by a third business unit, Asset Management. Northern Trust emphasizes quality through a high level of service complemented by the effective use of technology, delivered by a fourth business unit, Operations & Technology (O&T).

Financial information regarding the Corporation and its business units is included in the Corporation’s 2013 Annual Report to Stockholders. In particular, for a discussion of significant developments in the business of the Corporation, and the impact on the financial results of the Corporation and its business units for the fiscal year ended December 31, 2013, you are urged to review the section entitled “Consolidated Results of Operations” on pages 12-20 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2013 Annual Report to Stockholders, which is incorporated herein by reference.

The following is a brief summary of each business unit’s activities.

Corporate & Institutional Services

C&IS is a leading global provider of asset servicing, brokerage, banking and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: global master trust and custody; fund administration; investment operations outsourcing; investment risk and analytical services; securities lending; foreign exchange; cash management; treasury management; brokerage services; and transition management services. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia Pacific region. At December 31, 2013, total C&IS assets under custody were $5.1 trillion and assets under management were $662.7 billion.

Wealth Management

Wealth Management provides trust, investment management, custody, and philanthropic services; financial consulting; guardianship and estate administration; family business consulting; family financial education; brokerage services; and private and business banking. Wealth Management focuses on high-net-worth individuals and families, business owners, executives, professionals, retirees, and established privately-held businesses in its target markets. Wealth Management also includes the Global Family Office, which provides customized services to meet the complex financial needs of individuals and family offices in the United States and throughout the world with assets typically exceeding $200 million.

Wealth Management is one of the largest providers of advisory services in the United States, with $496.0 billion in assets under custody and $221.8 billion in assets under management at December 31, 2013. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

Asset Management

Asset Management, through the Corporation’s various subsidiaries, provides a broad range of asset management and related services and other products to clients around the world, including clients of C&IS and Wealth Management. Clients include institutional and individual separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management offers both active and passive equity and fixed income portfolio management, as well as alternative asset classes (such as private equity and hedge funds of funds) and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management’s business operates internationally through subsidiaries and distribution arrangements.

Operations & Technology

O&T supports all of Northern Trust’s business activities, including the processing and product management activities of C&IS, Wealth Management, and Asset Management. These activities are conducted principally in the operations and technology centers in Chicago, London, and Bangalore.

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

The Board of Governors of the Federal Reserve System (Federal Reserve Board) is an important regulator of U.S. economic conditions and has the general objective of promoting orderly economic growth in the United States. The Federal Reserve Board accomplishes this objective by its open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks, and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board may strongly influence interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds.

REGULATION AND SUPERVISION

The laws and regulations that govern our activities are complex. Legislators and regulators frequently revise existing laws and regulations and adopt new ones. It is likely that the regulatory and supervisory requirements governing our banking activities will change during the course of the year. The following describes some of the principal laws and regulations that currently apply to the Corporation, the Bank, and our other affiliates.

Financial Holding Company Regulation

Under U.S. law, the Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended (BHCA). Consequently, the Corporation and its business activities throughout the world are subject to the supervision, examination, and regulation of the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements, including enforcement actions for violations of laws and regulations. Supervision and regulation of bank holding companies, financial holding companies, and their subsidiaries are intended primarily for the protection of depositors and other clients of banking subsidiaries, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, not for the protection of stockholders or other non-depository creditors.

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

In order to maintain the Corporation’s status as a financial holding company, each of the Corporation’s insured depository institution subsidiaries must remain “well-capitalized” and “well-managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (CRA). In addition, as a result of the Dodd-Frank Act’s (as defined and discussed further below) amendment of the BHCA, the Corporation must also be and remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met, that the Corporation could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies.

Subsidiary Regulation

The Bank is a member of the Federal Reserve System, its deposits are insured by the FDIC up to the maximum authorized limit, and it is subject to regulation by both these agencies. As an Illinois banking corporation, the Bank is also subject to Illinois state laws and regulations and to examination and supervision by the Division of Banking of the Illinois Department of Financial and Professional Regulation. The Bank is registered as a government securities dealer in accordance with the Government Securities Act of 1986. As a government securities dealer, its activities are subject to the rules and regulations of the Department of the Treasury. The Bank is also registered as a transfer agent with the Federal Reserve Board and is therefore subject to the rules and regulations of the Federal Reserve Board in this area.

The Bank also is provisionally registered with the U.S. Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act and is therefore subject to the rules and regulations of the CFTC applicable to swap dealers. Certain of our other affiliates are registered with the CFTC as a commodity trading advisor or commodity pool operator under the Commodity Exchange Act and are subject to that act and the associated rules and regulations of the CFTC.

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

Non-U.S. Regulation

The increasingly important activities of the Bank’s branches and subsidiaries outside the United States are subject to regulation by a number of non-U.S. regulatory agencies. For example, branches and subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom are authorized to do so pursuant to the UK Financial Services and Markets Act of 2000 or are otherwise subject to regulation by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to temporarily or permanently revoke authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.

On June 8, 2011, the European Parliament and the Council of the European Union approved the Alternative Investment Fund Managers Directive (AIFMD). On July 22, 2013, the AIFMD entered into force via implementing legislation in EU member states. The AIFMD and its implementing legislation impose new regulatory requirements on covered alternative investment fund managers that are located or market fund interests in the EU, including regulations regarding risk management and valuation functions, leverage limits, custodial requirements, and investor disclosures. The EU is also in the process of implementing several other new regulations that may affect our operations such as the European Market Infrastructure Regulation (EMIR). EMIR came into effect on August 16, 2012, and regulates over-the-counter derivatives markets in the EU. EMIR imposes several new regulations relating to common rules for central counterparties, reporting and clearing obligations of parties to the over-the-counter market, and counterparty credit risk. The Bank is working diligently to comply with the AIFMD, EMIR, and other EU rules and regulations. Given the continuing implementation process of these regulations, the Bank cannot determine the impact of such new regulations on the Bank’s operations at this time.

Our non-U.S. branches and subsidiaries are subject to the laws and regulatory authorities of the jurisdictions in which they operate. Additionally, the Bank’s and the Corporation’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2013, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Functional Regulation

Federal banking law has established a system of federal and state supervision and regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator designated as having the principal responsibility for that activity. Banking is supervised by federal and state banking regulators, insurance by state insurance regulators, derivatives and swaps activities by the CFTC, and securities activities by the SEC and state securities regulators.

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

Another component of the functional regulation relates to the application of federal commodity and derivatives laws and CFTC oversight of some bank commodity and derivatives activities, including swap dealing activities. As a result of the Dodd-Frank Act (as defined and discussed further below), the Bank has provisionally registered with the CFTC as a swap dealer and therefore may engage in swap dealing activity above a de minimis notional threshold established for swap dealing with U.S. counterparties.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) is having a broad impact on the financial services industry and imposes significant new regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Corporation and its banking subsidiaries, including the Bank.

Heightened Prudential Requirements. The Dodd-Frank Act imposes heightened prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation. The heightened prudential standards include more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements and single counterparty credit limits for large bank holding companies, including the Corporation. The Federal Reserve Board also has the discretion to require these large U.S. bank holding companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. The Federal Reserve Board has proposed rules that would implement aggregate credit exposure limits and early remediation requirements that are required to be established under sections 165 and 166 of the Dodd-Frank Act, but these proposed rules have not yet been finalized. The Federal Reserve Board has issued final rules implementing heightened prudential standards for more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements. Under the final rules, U.S. bank holding companies with total consolidated assets of $50 billion or more, including the Corporation, must implement heightened prudential standards. More specifically, the Corporation must submit annual capital plans to the Federal Reserve Board, be subject to supervisor-conducted periodic stress tests to evaluate capital adequacy in adverse economic conditions, conduct capital stress tests, implement enhanced risk management procedures, comply with a liquidity risk management framework, conduct liquidity stress tests, and hold a buffer of liquid assets estimated to meet funding needs during a financial stress event.

Resolution Planning. As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a final rule that requires certain organizations, including each BHC with consolidated assets of $50 billion or more, to submit periodically to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as the Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements. The Corporation’s resolution plan must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The Corporation and the Bank submitted a single resolution plan that complies with these rules in December 2013.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts. Most significantly, the new standards prohibit the Corporation’s subsidiaries from making a residential mortgage loan without verifying a borrower’s ability to repay, limit the total points and fees that the Corporation’s subsidiaries and/or a mortgage broker may charge on certain mortgage loans to 3% of the total loan amount, and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve Board’s final rule on loan originator compensation, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.

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

In October 2011, the OCC, Federal Reserve Board, the FDIC, and the SEC, in consultation with the Commodity Futures Trading Commission (CFTC), jointly released a notice of proposed rulemaking implementing the Volcker Rule limitations of the Dodd-Frank Act. After extensive comment from the banking industry, consumer groups, and others, on December 10, 2013, the OCC, Federal Reserve Board, the FDIC, the SEC, and the CFTC issued the final Volcker Rule. That same day, the regulatory agencies extended the conformance period for compliance with the final rule until July 21, 2015.

The final rule bans proprietary trading subject to exceptions for market making, hedging, certain trading activities in U.S. and foreign sovereign debt, certain trading activities of non-U.S. banking entities trading outside the United States, and trading activities related to liquidity management. The final rule also maintains the ban on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds. The final rule requires large banking entities, including the Corporation, to implement a detailed compliance program, and on an annual basis requires the Chief Executive Officer of the banking entity to attest that the compliance program is reasonably designed to achieve compliance with the rule. In light of the complexity of the final regulation, the uncertain implementation of the final rule, and the possible regulatory and legislative changes to the final rule, the Corporation cannot fully assess the impact of the Volcker Rule on its business at this time.

Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also will require certain persons to register as a “major swap participant”, a “swap dealer”, a “major-security-based swap participant” or a “security-based swap dealer.” The CFTC and SEC have finalized joint rules further defining these entities, and the CFTC, SEC and other U.S. regulators are in the process of adopting regulations to implement Title VII. The CFTC has also finalized many rules applicable to swap dealers and other swap market participants including business conduct standards for swap dealers, reporting and recordkeeping, mandatory central clearing for certain swaps, exchange-trading rules applicable to swaps, and regulatory requirements for cross-border swap activities. It is anticipated that the CFTC’s ongoing rulemaking process will further clarify other subjects under Title VII, including margin and capital requirements. It is also anticipated that the SEC will continue with its rulemaking process, which will further clarify, among other things, reporting and recordkeeping obligations, the scope of registration requirements, central clearing requirements, and exchange-traded requirements for security-based swaps. Rules have also been issued to enhance the oversight of clearing and trading entities. The CFTC and SEC have yet to complete the implementation of Title VII, and the complete regulatory framework for swaps and security-based swaps continues to develop.

Consumer Financial Protection. The Dodd-Frank Act established a new independent Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing financial products and services offered to consumers. For banking organizations with assets of $10 billion or more, including the Bank, the CFPB has exclusive rule making and examination, and primary enforcement, authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. This new federal and state regulatory framework may result in significant new regulatory requirements applicable to the Corporation and its bank subsidiaries in respect of consumer financial products and services, with potentially significant increases in compliance costs.

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

The requirements of the Dodd-Frank Act will continue to be implemented pursuant to regulations over the course of several years. Given the uncertainty associated with future regulatory actions, the full impact such requirements will have on the Corporation’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Corporation’s banking subsidiaries, require changes to certain of the Corporation’s business practices, impose upon the Corporation more stringent capital, liquidity and leverage requirements, and could adversely affect certain of the Corporation’s business activities. These changes may also require the Corporation and its subsidiaries to invest significant management attention and resources to evaluate and make any changes necessary to comply with new requirements.

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

The Dodd-Frank Act amends the FDIA to obligate the Federal Reserve Board to require bank holding companies and savings and loan holding companies to serve as a source of financial strength for any subsidiary depository institution. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, the Corporation in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress. To date no final regulations have been adopted.

This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions).

Payment of Dividends

The Corporation is a legal entity separate and distinct from its subsidiaries. A significant source of funds for the Corporation is dividends from the Bank. As a result, the Corporation’s ability to pay dividends on its common stock will depend on the ability of the Bank to pay dividends to the Corporation in amounts sufficient to service its obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or cash flow requirements.

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

The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Act and Basel III (as defined and discussed further below) impose additional restrictions on the ability of banking institutions to pay dividends.

Additionally, Federal Reserve Board regulations require every bank holding company domiciled in the U.S. that has $50 billion or more in total consolidated assets, including the Corporation, to submit capital plans to the Federal Reserve on an annual basis. The Federal Reserve evaluates an institution’s plans to make capital distributions, such as dividend payments or repurchasing or redeeming stock, as part of the capital plan reviews. In some cases, such as when an institution’s capital plan has been rejected by the Federal Reserve, the institution is required to receive approval from the Federal Reserve before making capital distributions. The Corporation submitted its capital plan as a part of the Federal Reserve’s 2013 Capital Plan Review (CapPR), and the Federal Reserve did not object to the Corporation’s plan. The Corporation submitted its capital plan to the Federal Reserve in January 2014 as part of the Federal Reserve’s 2014 Comprehensive Capital Analysis and Review (CCAR).

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

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies, including the Corporation. As of December 31, 2013, the risk-based capital guidelines that apply to the Corporation and the Bank, commonly referred to as Basel I, are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (Basel Committee), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. As discussed further below, the federal bank regulatory agencies have adopted new risk-based capital guidelines for “core banks,” including the Corporation, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (Basel II) issued by the Basel Committee in November 2005. Additionally, on July 2, 2013, the federal bank regulatory agencies introduced new capital adequacy guidelines and prompt corrective action rules designed to implement the revised standards of the Basel Committee published in December 2010 and revised in June 2011 (Basel III). These Basel III rules will come into effect between January 1, 2014 and January 1, 2019.

Under the existing Basel I-based guidelines, the minimum ratio of total capital to risk-weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off-balance sheet items such as standby letters of credit, but also include a nominal market risk equivalent balance related to foreign exchange and debt/equity trading activities) is eight percent. At least half of the total capital must be composed of tier 1 capital, which includes common stockholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve Board also has adopted a minimum leverage ratio for bank holding companies, requiring tier 1 capital of at least four percent (unless the institution is ranked a composite 1 under the CAMELS rating system) of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets.

The federal banking regulators have also established risk-based and leverage capital guidelines that FDIC-insured depository institutions, such as the Bank, are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Bank’s risk-based and leverage capital ratios remained strong at December 31, 2013 and were well above the minimum regulatory requirements established by U.S. banking regulators. The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

	Risk-Based and Leverage Capital Ratios as of December 31, 2013
	Tier 1 Capital	Total Capital	Tier 1 Leverage Ratio

Northern Trust Corporation	13.4%	15.8%	7.9%
The Northern Trust Company	11.5%	14.3%	6.8%

Minimum required ratio	4.0%	8.0%	3.0 or 4.0%
“Well-capitalized” minimum ratio	6.0%	10.0%	5.0%

As mentioned above, we are also subject to the Basel II framework for risk-based capital adequacy. The U.S. bank regulatory agencies have issued final rules with respect to implementation of the Basel II framework. Under the final Basel II rules, the Corporation is one of a small number of “core” banking organizations. The rules require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. On July 2, 2013, the Federal Reserve Board issued final rules implementing Basel III in the United States. Under these rules, when fully phased-in, banking organizations will be required to satisfy four risk-based capital ratios:

•	A common equity tier 1 capital ratio of at least 4.5%;

•	A tier 1 capital ratio of at least 6.0%;

•	A total capital ratio of at least 8.0%; and

•	A leverage ratio of at least 4.0%. Advanced approaches institutions, such as the Corporation, will also be subject to a minimum supplementary leverage ratio of 3.0%.

Under the Federal Reserve Board’s implementation in the final Basel III rules of a provision of the Dodd-Frank Act, we are subject to a capital floor that is based on the Basel III standardized approach. We will therefore be required to calculate our risk-based capital ratios under both the standardized and advanced approaches, and will be subject to the more stringent of the risk-based capital ratios as calculated under the standardized approach and the advanced approach in the assessment of our capital adequacy under the prompt corrective action framework.

On February 21, 2014, the Corporation was notified by the Federal Reserve Board that both the Corporation and the Bank would be permitted to exit parallel run. Accordingly, the Corporation and the Bank are required to use the advanced approaches methodologies to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014. Current results from the parallel run of the risk-based capital framework have demonstrated that the use of the advanced approaches methodologies, inclusive of commitments we provided to the Federal Reserve regarding our approach to the calculation of risk-weighted assets, has not resulted in common equity tier 1 capital, tier 1 capital or total risk-based capital ratios falling below the levels required for categorization as “well-capitalized.” These results show that, as of December 31, 2013, the Corporation’s common equity tier 1 capital ratio as calculated under the advanced approaches methodologies would have been 11.6% on a fully phased-in basis, while the Corporation’s common equity tier 1 capital ratio under the standardized approach would have been 11.1% on a fully phased-in basis.

Basel III also introduces a capital conservation buffer, requiring banking organizations to hold a buffer of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of its total risk-weighted assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall. Basel III also introduces a “countercyclical buffer” of 0% to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations, such as the Corporation, which is intended to create a capital buffer for such banking organizations during expansionary economic phases in order to protect against declines in asset prices if credit conditions weaken. In general, the amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures.

The U.S.’s implementation of Basel III has increased the minimum capital thresholds for banking organizations and tightened the standards for what qualifies as capital. In October 2013, the U.S. banking agencies proposed a rule that would introduce quantitative liquidity requirements in the U.S. for large banking organizations, such as the Corporation and the Bank. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Corporation and its bank subsidiaries is currently being reviewed. At this point we cannot determine the ultimate effect these final and proposed regulations would have upon our earnings or financial position. However, we believe our capital strength, balance sheet and business model leave us well positioned for the U.S. implementation of Basel III.

Prompt Corrective Action

Under the FDIA, the federal banking agencies must take “prompt corrective action” against undercapitalized U.S. banking institutions. U.S. banking institutions are assigned one of five capital categories: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A banking institution is deemed to be “well-capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2013, the Corporation and the Bank exceeded the required capital ratios for classification as “well-capitalized.”

As noted above, on December 20, 2011, the Federal Reserve Board requested comment on a proposed rule to implement requirements in Section 165 and 166 of the Dodd-Frank Act to establish stricter prudential standards for U.S. bank holding companies with total consolidated assets of $50 billion or more. The proposed rule incorporates the Section 166 “early remediation requirements”. Similar to prompt corrective action, the early remediation requirements would require firms subject to the proposal to take increasingly stringent corrective measures as the firm’s financial condition deteriorates. Triggers for remediation include capital levels, stress test results, and risk management weaknesses. No final rule implementing Section 166 has been issued to date.

Examination and Enforcement Powers of the Federal Banking Agencies

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banks. To that end, the banking regulators have broad regulatory, examination, and enforcement powers, including the power to issue cease and desist orders, impose substantial fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Corporation and its banking subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of unsafe or unsound circumstances exist.

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

Restrictions on Transactions with Affiliates and Insiders

FDIC-insured banks, including the Corporation’s bank subsidiaries, are subject to restrictions under Sections 23A and 23B of the Federal Reserve Act (as implemented by Regulation W), which govern transactions between FDIC-insured banks and any affiliated entity, whether that entity is the bank’s parent holding company, a holding company affiliate of the bank or a subsidiary of the bank. Regulation W restrictions apply to certain “covered transactions,” including extensions of credit, issuance of guarantees, investments or asset purchases. In general, these restrictions require that any extensions of credit must be fully secured with qualifying collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions are also applied to transactions between banks and their financial subsidiaries. Furthermore, these transactions must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies (i.e., at arm’s length).

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The definition of “affiliate” was expanded to include any investment fund to which the Corporation or an affiliate serves as an investment adviser. The ability of the Federal Reserve Board to grant exemptions from these restrictions was also narrowed, including by requiring coordination with other bank regulators. In addition, the provision in Section 23A that had permitted a bank to engage in covered transactions with a financial subsidiary of the bank in an amount greater than 10% (but less than 20%) of the bank’s capital and surplus has been eliminated.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include, among others, limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans (including credit exposures related to derivatives, repurchase agreements and securities lending arrangements) to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act enhanced these restrictions and also imposed restrictions on the purchase or sale of assets between banking institutions and insiders.

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

Deposit Insurance and Assessments

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits.

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

The FDIC has implemented a revised rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the prior assessment base, the rule’s assessment rates are lower than the previous rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The rule further reduces the assessment base for custodial banks by the daily or weekly average of a certain amount of low-risk assets (i.e., assets with a Basel risk weighting of 0%, regardless of maturity, plus 50% of assets with a Basel risk weighting of 20%, again regardless of maturity) subject to the limitation that the daily or weekly average value of these assets cannot exceed the daily or weekly average value of those deposits classified as transaction accounts and identified by the institution as being directly linked to a fiduciary or custodial and safekeeping account. The rule identifies custodial banks as insured depository institutions with previous calendar year-end trust assets (i.e., fiduciary and custody and safekeeping assets) of at least $50 billion or those insured depository institutions that derived more than 50% of their revenue (interest income plus non-interest income) from trust activity over the previous calendar year. Under the rule, the Bank will pay slightly lower assessments to the DIF than under the previous system.

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

Community Reinvestment Act

The Bank is subject to the CRA. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public the rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Bank received an “outstanding” CRA rating from its regulator in its most recent CRA examination.

In October 2012, the Federal Reserve Board, the federal regulator responsible for monitoring the Bank’s CRA compliance, approved the designation of the Bank as a “wholesale bank.” As a result of this redesignation, the Bank now fulfills its CRA obligations by making qualified investments for the purposes of community development, rather than retail CRA loans.

In addition, federal law requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry. As of December 31, 2013, the Bank is not a party to any such agreements.

Privacy and Security

Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to law. Regulations adopted under the federal law set standards for protecting the security, confidentiality and integrity of client information, and require notice to regulators, and in some cases, to clients, in the event of security breaches. A number of states have adopted their own statutes concerning financial privacy and security and requiring notification of security breaches.

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

Money Market Mutual Funds

On June 5, 2013, the SEC proposed a rule regarding money market mutual funds (MMMF) reform. The SEC proposal set forth two alternative methods of reform, either requiring MMMFs to transact at a “floating” net asset value per share or imposing a liquidity fee if a MMMF’s liquidity level fell below a specified threshold and permitting a fund to temporarily suspend redemptions. The comment period for these alternative proposals closed on September 17, 2013. No final rule has been issued to date. Because of the uncertainty as to whether the SEC will issue final rules and what the final rules will require, the Corporation and the Bank cannot fully evaluate such reforms’ impact to their business at this time.

Future Legislation

Federal, state, local and non-U.S. legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and their affiliates. Such legislation may change the banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. Northern Trust cannot determine the ultimate effect that future legislation or implementing regulations might have upon its financial condition or results of operations.

STAFF

Northern Trust employed approximately 14,800 full-time equivalent officers and staff members as of December 31, 2013.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following statistical disclosures, included in the Corporation’s 2013 Annual Report to Stockholders, are incorporated herein by reference.

Schedule	2013 Annual Report Page(s)
Ratios	10
Non-U.S. Outstandings	42-43
Nonperforming Assets and 90 Day Past Due Loans	44
Average Balance Sheet with Analysis of Net Interest Income	120-121

Additional statistical information on a consolidated basis is set forth below. Certain reclassifications have been made to prior periods’ financial information to conform to the current year’s presentation.

Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale

(Yield calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates)

	December 31, 2013
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$108.6	4.09%	$101.7	4.43%	$14.9	4.97%	$—	—%	39 mos.
Government Sponsored Agency	10.1	2.52	14.7	2.71	3.3	4.02	7.8	4.83	66 mos.
Other —Fixed	885.2	0.29	1,134.7	0.91	7.9	3.96	27.1	4.04	21 mos.
—Floating	6.0	1.25	3.8	1.47	—	—	—	—	8 mos.
Total Securities Held to Maturity	$1,009.9	0.73%	$1,254.9	1.22%	$26.1	4.54%	$34.9	4.22%	24 mos.
Securities Available for Sale
U.S. Government	$200.6	0.82%	$1,717.3	1.23%	$—	—%	$—	—%	28 mos.
Obligations of States and Political Subdivisions	—	—	4.6	6.82	—	—	—	—	22 mos.
Government Sponsored Agency	6,706.1	0.56	8,053.4	0.95	1,753.7	1.18	1,014.8	1.56	36 mos.
Asset-Backed—Fixed	1,578.2	0.56	649.6	0.72	4.3	5.17	4.4	5.49	10 mos.
Asset-Backed—Floating	88.8	0.81	93.0	0.71	21.6	0.84	—	—	23 mos.
Auction Rate Securities	—	—	1.4	0.34	1.2	0.63	96.3	1.33	20 mos.
Other —Fixed	500.2	1.84	3,678.0	1.44	589.7	1.76	135.4	1.82	40 mos.
—Floating	491.8	0.72	869.9	0.65	123.6	0.57	14.9	0.51	28 mos.

Total Securities Available for Sale	$9,565.7	0.64%	$15,067.2	1.07%	$2,494.1	1.29%	$1,265.8	1.57%	34 mos.

	December 31, 2012
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Average Maturity
($ in Millions)	Book	Yield	Book	Yield	Book	Yield	Book	Yield
Securities Held to Maturity
Obligations of States and Political Subdivisions	$117.1	6.30%	$184.4	6.53%	$27.8	7.51%	$—	—%	43 mos.
Government Sponsored Agency	34.9	2.60	58.4	2.53	5.4	3.73	14.2	4.30	47 mos.
Other —Fixed	1,876.5	0.21	18.0	2.15	12.2	3.62	24.8	4.28	7 mos.
—Floating	1.0	1.38	7.3	1.39	—	—	—	—	15 mos.
Total Securities Held to Maturity	$2,029.5	0.60%	$268.1	5.22%	$45.4	6.01%	$39.0	4.29%	14 mos.
Securities Available for Sale
U.S. Government	$750.5	0.29%	$1,034.1	1.61%	$—	—%	$—	—%	24 mos.
Obligations of States and Political Subdivisions	—	—	14.1	6.82	—	—	—	—	34 mos.
Government Sponsored Agency	4,653.1	0.73	12,345.3	0.73	1,276.8	1.18	363.6	1.52	30 mos.
Asset-Backed—Fixed	951.9	0.71	1,073.4	0.69	4.1	5.39	6.9	5.44	16 mos.
Asset-Backed—Floating	161.9	0.64	147.8	0.74	25.1	0.82	4.8	0.65	22 mos.
Auction Rate Securities	—	—	0.7	0.61	2.0	0.86	95.1	1.20	65 mos.
Other —Fixed	66.9	1.03	552.2	1.07	214.6	1.51	89.7	1.51	56 mos.
—Floating	866.9	1.09	3,672.8	1.39	215.4	1.65	53.8	1.74	34 mos.

Total Securities Available for Sale	$7,451.2	0.73%	$18,840.4	0.92%	$1,738.0	1.28%	$613.9	1.53%	30 mos.

Securities Held to Maturity and Available for Sale

	December 31
(In Millions)	2013	2012	2011	2010	2009
Securities Held to Maturity
Obligations of States and Political Subdivisions	$225.2	$329.3	$529.4	$635.0	$692.6
Government Sponsored Agency	35.9	112.9	156.8	169.3	114.6
Other	2,064.7	1,939.8	113.0	117.9	103.1
Total Securities Held to Maturity	$2,325.8	$2,382.0	$799.2	$922.2	$910.3
Securities Available for Sale
U.S. Government	$1,917.9	$1,784.6	$4,029.4	$658.4	$74.0
Obligations of States and Political Subdivisions	4.6	14.1	15.8	36.3	47.0
Government Sponsored Agency	17,528.0	18,638.8	16,771.4	11,970.7	12,325.4
Asset-Backed	2,439.9	2,375.9	1,768.6	1,860.3	1,495.3
Auction Rate	98.9	97.8	178.3	367.8	427.7
Other	6,403.5	5,732.3	7,429.0	5,008.4	2,903.1
Total Securities Available for Sale	$28,392.8	$28,643.5	$30,192.5	$19,901.9	$17,272.5
Average Total Securities	$30,819.9	$30,893.8	$26,406.4	$19,859.2	$17,357.8
Total Securities at Year-End	$30,720.3	$31,033.5	$30,999.7	$20,830.9	$18,192.7

Loans and Leases by Type

	December 31
(In Millions)	2013	2012	2011	2010	2009
Commercial
Commercial and Institutional	$7,375.8	$7,468.5	$6,918.7	$5,914.5	$6,312.1
Commercial Real Estate	2,955.8	2,859.8	2,981.7	3,242.4	3,213.2
Lease Financing, net	975.1	1,035.0	978.8	1,063.7	1,004.4
Non-U.S.	954.7	1,192.3	1,057.5	1,046.2	728.5
Other	358.6	341.6	417.6	346.6	457.5
Total Commercial	$12,620.0	$12,897.2	$12,354.3	$11,613.4	$11,715.7
Personal
Residential Real Estate	$10,271.3	$10,375.2	$10,708.9	$10,854.9	$10,807.7
Private Client	6,445.6	6,130.1	5,651.4	5,423.7	5,004.4
Other	48.6	102.0	349.3	240.0	277.9
Total Personal	$16,765.5	$16,607.3	$16,709.6	$16,518.6	$16,090.0
Total Loans and Leases	$29,385.5	$29,504.5	$29,063.9	$28,132.0	$27,805.7
Total U.S.	$28,430.8	$28,312.2	$28,006.4	$27,085.8	$27,077.2

Remaining Maturity of Selected Loans and Leases

	December 31, 2013
(In Millions)	Total	One Year or Less	One to Five Years	Over Five Years
U.S. (Excluding Residential Real Estate and Private Client Loans)
Commercial and Institutional	$7,375.8	$4,964.9	$1,848.1	$562.8
Commercial Real Estate	2,955.8	589.0	1,810.6	556.2
Lease Financing, net	975.1	114.2	391.4	469.5
Other-Commercial	358.6	252.6	106.0	—
Other-Personal	48.6	34.3	14.3	—
Total U.S.	11,713.9	5,955.0	4,170.4	1,588.5
Non-U.S.	954.7	950.6	3.6	.5
Total Selected Loans and Leases	12,668.6	6,905.6	4,174.0	1,589.0
Interest Rate Sensitivity of Loans and Leases
Fixed Rate	9,057.2	5,686.2	2,402.0	969.0
Variable Rate	3,611.4	1,219.4	1,772.0	620.0
Total	12,668.6	6,905.6	4,174.0	1,589.0

Average Deposits by Type

(In Millions)	2013	2012	2011	2010	2009
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$12,816.4	$16,736.5	$10,937.7	$862.2	$778.6
Correspondent Banks	71.6	72.8	101.2	86.5	80.5
Other Noninterest-Bearing	161.7	118.0	115.7	5,643.6	7,589.7
Total Demand and Noninterest-Bearing	13,049.7	16,927.3	11,154.6	6,592.3	8,448.8
Interest-Bearing
Savings and Money Market	14,533.4	14,101.9	14,297.6	13,049.5	11,162.4
Savings Certificates less than $100,000	252.5	300.4	343.0	401.3	478.6
Savings Certificates $100,000 and more	968.4	1,149.6	1,352.5	1,706.5	2,298.7
Other	881.1	1,545.1	1,909.9	1,596.8	1,101.8
Total Interest-Bearing	16,635.4	17,097.0	17,903.0	16,754.1	15,041.5
Total U.S. Offices	29,685.1	34,024.3	29,057.6	23,346.4	23,490.3
Non-U.S. Offices
Non Interest-Bearing	3,572.9	3,251.7	3,415.3	2,268.3	2,578.1
Interest-Bearing	42,338.3	37,943.8	39,973.5	29,968.4	27,157.6
Total Non-U.S. Offices	45,911.2	41,195.5	43,388.8	32,236.7	29,735.7
Total Deposits	$75,596.3	$75,219.8	$72,446.4	$55,583.1	$53,226.0

Average Rates Paid on Interest-Related Deposits by Type

	2013	2012	2011	2010	2009
Interest-Related Deposits—U.S. Offices
Savings and Money Market	0.07%	0.13%	0.18%	0.27%	0.48%
Savings Certificates less than $100,000	0.56	0.73	0.88	1.23	2.05
Savings Certificates $100,000 and more	0.73	0.91	1.03	1.34	2.05
Other Time	0.44	0.48	0.56	0.80	1.48
Total U.S. Offices Interest-Related Deposits	0.13	0.22	0.30	0.45	0.84
Total Non-U.S. Offices Interest-Related Deposits	0.19	0.31	0.44	0.42	0.29
Total Interest-Related Deposits	0.18%	0.28%	0.40%	0.43%	0.49%

Remaining Maturity of Time Deposits $100,000 or More

	December 31, 2013			December 31, 2012
	U.S. Offices		Non-U.S. Offices	U.S. Offices		Non-U.S. Offices
(In Millions)	Certificates of Deposit	Other Time		Certificates of Deposit	Other Time
3 Months or Less	$527.8	$—	$6,493.3	$664.1	$—	$7,611.1
Over 3 through 6 Months	310.0	—	76.8	547.7	—	31.3
Over 6 through 12 Months	564.1	—	19.9	699.5	—	20.4
Over 12 Months	226.9	—	2.7	262.5	—	4.7
Total	$1,628.8	$—	$6,592.7	$2,173.8	$—	$7,667.5

Purchased Funds

Federal Funds Purchased

(Overnight Borrowings)

($ in Millions)	2013	2012	2011
Balance on December 31	$965.1	$780.2	$815.3
Highest Month-End Balance	2,547.5	3,728.7	4,690.2
Year – Average Balance	2,255.5	1,619.1	2,250.4
– Average Rate	0.07%	0.08%	0.08%
Average Rate at Year-End	0.01%	0.05%	0.06%

Securities Sold under Agreements to Repurchase

($ in Millions)	2013	2012	2011
Balance on December 31	$917.3	$699.8	$1,198.8
Highest Month-End Balance	917.3	699.8	1,479.3
Year – Average Balance	594.3	448.1	815.8
– Average Rate	0.07%	0.08%	0.08%
Average Rate at Year-End	0.01%	0.03%	0.02%

Other Borrowings

(Includes Treasury Investment Program Balances, Term Federal Funds Purchased and Other Short-Term Borrowings)

($ in Millions)	2013	2012	2011
Balance on December 31	$1,558.6	$367.4	$931.5
Highest Month-End Balance	2,065.3	1,519.7	2,415.5
Year – Average Balance	1,804.9	978.7	1,400.6
– Average Rate	0.19%	0.41%	0.39%
Average Rate at Year-End	0.40%	0.00%	0.02%

Total Purchased Funds

($ in Millions)	2013	2012	2011
Balance on December 31	$3,441.0	$1,847.4	$2,945.6
Year – Average Balance	4,654.7	3,045.9	4,466.8
– Average Rate	0.11%	0.18%	0.18%

Changes in Net Interest Income

	2013/2012			2012/2011
	Change Due To			Change Due To
(Interest on a Taxable Equivalent Basis) (In Millions)	Average Balance	Rate	Total	Average Balance	Rate	Total
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$0.3	$1.1	$1.4	$—	$0.3	$0.3
Time Deposits with Banks	(5.4)	(28.9)	(34.3)	17.3	(33.7)	(16.4)
Other Interest-Bearing	5.8	(0.1)	5.7	(14.1)	(0.3)	(14.4)
Securities
U.S. Government	(6.8)	1.3	(5.5)	6.6	(6.2)	0.4
Obligations of States and Political Subdivisions	(9.1)	(0.3)	(9.4)	(12.3)	(0.7)	(13.0)
Government Sponsored Agency	(5.7)	(9.1)	(14.8)	29.5	(7.4)	22.1
Other	20.1	(18.8)	1.3	0.9	9.0	9.9
Loans and Leases	(8.0)	(76.9)	(84.9)	20.9	(130.1)	(109.2)
Total	(8.8)	(131.7)	(140.5)	48.8	(169.1)	(120.3)
Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$0.6	$(9.2)	$(8.6)	$(0.4)	$(7.3)	$(7.7)
Savings Certificates and Other Time	(6.0)	(1.7)	(7.7)	(4.7)	(3.0)	(7.7)
Non-U.S. Offices Time	13.6	(50.7)	(37.1)	(8.9)	(48.9)	(57.8)
Short-Term Borrowings	2.9	(3.3)	(0.4)	(2.6)	—	(2.6)
Senior Notes	(1.5)	3.9	2.4	10.1	(2.5)	7.6
Subordinated Notes
Long-Term Debt	(15.6)	(7.6)	(23.2)	(31.4)	(2.9)	(34.3)
Floating Rate Capital Debt	—	(0.4)	(0.4)	—	0.4	0.4
Total	$(6.0)	$(69.0)	$(75.0)	$(37.9)	$(64.2)	$(102.1)
Increase (Decrease) in Net Interest Income	$(2.8)	$(62.7)	$(65.5)	$86.7	$(104.9)	$(18.2)

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Analysis of Allowance for Credit Losses

($ in Millions)	2013	2012	2011	2010	2009
Balance at Beginning of Year	$327.6	$328.9	$357.3	$340.6	$251.1
Charge-Offs
Commercial
Commercial and Institutional	5.0	5.5	22.0	13.3	30.6
Commercial Real Estate	11.7	14.4	34.3	62.9	22.5
Lease Financing, net	—	—	—	—	—
Non-U.S.	—	—	—	—	—
Other	—	—	—	—	—
Total Commercial	16.7	19.9	56.3	76.2	53.1
Personal
Residential Real Estate	37.0	40.3	55.0	63.7	57.7
Private Client	5.5	2.8	5.0	10.2	21.5
Other	0.1	—	—	—	—
Total Personal	42.6	43.1	60.0	73.9	79.2
Total Charge-Offs	59.3	63.0	116.3	150.1	132.3
Recoveries
Commercial
Commercial and Institutional	3.6	3.1	15.0	0.8	2.9
Commercial Real Estate	5.0	14.5	6.5	2.8	0.2
Lease Financing, net	—	2.7	—	—	—
Non-U.S.	—	—	—	—	—
Other	—	—	—	—	—
Total Commercial	8.6	20.3	21.5	3.6	3.1
Personal
Residential Real Estate	9.4	9.8	7.8	2.3	1.3
Private Client	1.6	6.6	3.6	1.0	2.1
Other	—	—	—	—	—
Total Personal	11.0	16.4	11.4	3.3	3.4
Total Recoveries	19.6	36.7	32.9	6.9	6.5
Net Charge-Offs	39.7	26.3	83.4	143.2	125.8
Provision for Credit Losses	20.0	25.0	55.0	160.0	215.0
Effect of Foreign Exchange Rates	—	—	—	(0.1)	0.3
Net Change in Allowance	(19.7)	(1.3)	(28.4)	16.7	89.5
Balance at End of Year	307.9	$327.6	$328.9	$357.3	$340.6
Allowance Assigned To:
Loans and Leases	278.1	$297.9	$294.8	$319.6	$309.2
Undrawn Commitments and Standby Letters of Credit	29.8	29.7	34.1	37.7	31.4
Total Allowance for Credit Losses	307.9	$327.6	$328.9	$357.3	$340.6
Loans and Leases at Year-End	29,385.5	$29,504.5	$29,063.9	$28,132.0	$27,805.7
Average Total Loans and Leases	28,696.5	$28,975.7	$28,346.7	$27,514.4	$28,697.2
As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	0.14%	0.09%	0.29%	0.51%	0.45%
Provision for Credit Losses	0.07	0.08	0.19	0.57	0.77
Allowance at Year-End Assigned to Loans and Leases	0.95	1.01	1.01	1.14	1.11
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	0.14%	0.09%	0.29%	0.52%	0.44%
Allowance at Year-End Assigned to Loans and Leases	0.97	1.03	1.04	1.16	1.08

Non-U.S. Operations (Based on Obligor’s Domicile)

See also “Note 31—Business Units and Related Information” in the “Notes to Consolidated Financial Statements” on pages 112-114 of the Corporation’s 2013 Annual Report to Stockholders, which is incorporated herein by reference.

Selected Average Assets and Liabilities Attributable to Non-U.S. Operations

(In Millions)	2013	2012	2011	2010	2009
Total Assets	$29,315.6	$29,237.4	$29,201.2	$22,664.0	$21,876.1
Time Deposits with Banks	17,785.5	18,580.4	16,906.5	14,592.4	15,357.0
Loans	1,164.0	1,091.1	1,301.7	692.9	951.5
Customers’ Acceptance Liability	0.5	0.7	0.3	0.5	0.3
Non-U.S. Investments	5,334.1	4,470.4	5,370.2	2,688.8	977.7
Total Liabilities	$48,144.4	$43,436.7	$45,757.5	$36,196.0	$33,310.6
Deposits	$45,865.7	$41,160.9	$43,370.3	$33,479.3	$30,888.3
Liability on Acceptances	0.5	0.7	0.3	0.5	0.3

Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets

	2013	2012	2011	2010	2009
Assets	31%	31%	32%	30%	29%
Liabilities	51%	47%	50%	48%	45%

Allowance for Credit Losses Relating to Non-U.S. Operations

(In Millions)	2013	2012	2011	2010	2009
Balance at Beginning of Year	$3.4	$4.7	$3.8	$4.9	$7.4
Charge-Offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for Credit Losses	(1.3)	(1.3)	0.9	(1.1)	(2.5)
Balance at End of Year	$2.1	$3.4	$4.7	$3.8	$4.9

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

Distribution of Non-U.S. Loans and Deposits by Type

	December 31
Loans (In Millions)	2013	2012	2011	2010	2009
Commercial	$497.0	$498.0	$335.9	$874.0	$626.3
Non-U.S. Governments and Official Institutions	250.1	252.4	197.8	110.3	59.7
Banks	10.4	9.9	13.3	9.3	2.1
Other	197.2	432.0	510.5	52.6	40.4
Total	$954.7	$1,192.3	$1,057.5	$1,046.2	$728.5

Non-U.S. loans primarily include short duration advances related to the processing of custodied client investments.

	December 31
Deposits (In Millions)	2013	2012	2011
Commercial	$43,638.1	$36,948.8	$34,824.1
Non-U.S. Governments and Official Institutions	6,370.5	5,990.4	3,405.6
Banks	306.0	248.8	1,018.4
Other Time	26.4	37.0	48.3
Other Demand	2.5	8.4	38.2
Total	50,343.5	43,233.4	39,334.6

CREDIT RISK MANAGEMENT

For the discussion of Credit Risk Management, see the following information that is incorporated herein by reference to the Corporation’s 2013 Annual Report to Stockholders:

Notes to Consolidated Financial Statements		2013 Annual Report Page(s)
1.	Accounting Policies	60-66
	G. Derivative Financial Instruments	61-62
	H. Loans and Leases	62-64
	I. Allowance for Credit Losses	64
	L. Other Real Estate Owned	65
6.	Loans and Leases	79-84
7.	Allowance for Credit Losses	84-85
8.	Concentrations of Credit Risk	86
24.	Contingent Liabilities	101-102
25.	Derivative Financial Instruments	102-107
27.	Off-Balance Sheet Financial Instruments	109-110

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset Quality and Credit Risk Management

In addition, the following schedules on pages 22-24 of this Annual Report on Form 10-K should be read in conjunction with the “Asset Quality and Credit Risk Management” section:

Analysis of Allowance for Credit Losses

Allowance for Credit Losses Relating to Non-U.S. Operations

Distribution of Non-U.S. Loans and Deposits by Type

INTEREST RATE SENSITIVITY ANALYSIS

For the discussion of interest rate sensitivity, see the section entitled “Market Risk Management” on pages 47-50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s 2013 Annual Report to Stockholders, which is incorporated herein by reference.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited Consolidated Balance Sheet and Consolidated Statement of Income for the Bank, The Northern Trust Company, were prepared in accordance with generally accepted accounting principles and are provided here for informational purposes. These consolidated financial statements should be read in conjunction with the footnotes accompanying the consolidated financial statements included in the Corporation’s 2013 Annual Report to Stockholders and incorporated herein by reference on page 44 of this Annual Report on Form 10-K.

The Northern Trust Company

Consolidated Balance Sheet (unaudited)

	December 31
(In Millions)	2013	2012
Assets
Cash and Due from Banks	$3,006.6	$3,736.7
Federal Funds Sold and Securities Purchased under Agreements to Resell	529.6	60.8
Interest-Bearing Deposits with Banks	19,384.6	18,794.8
Federal Reserve Deposits and Other Interest-Bearing	12,897.8	7,606.6
Securities
Available for Sale	28,387.6	28,638.6
Held to Maturity (Fair Value—$2,321.4 in 2013 and $2,394.8 in 2012)	2,325.8	2,382.0

Total Securities	30,713.4	31,020.6

Loans and Leases
Commercial	12,620.0	12,897.2
Personal	16,765.5	16,607.3

Total Loans and Leases (Net of unearned income—$286.2 in 2013 and $297.9 in 2012)	29,385.5	29,504.5

Allowance for Credit Losses Assigned to Loans and Leases	(278.1)	(297.9)
Buildings and Equipment	454.8	464.9
Client Security Settlement Receivables	1,355.2	2,049.1
Goodwill	501.9	499.0
Other Assets	4,707.4	3,699.7

Total Assets	$102,658.7	$97,138.8

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$18,540.6	$20,552.4
Savings and Money Market	14,994.7	15,190.9
Savings Certificates	1,874.4	2,466.1
Non-U.S. Offices — Noninterest-Bearing	1,882.1	3,513.2
— Interest-Bearing	48,425.3	41,411.6

Total Deposits	85,717.1	83,134.2

Federal Funds Purchased	965.1	780.2
Securities Sold under Agreements to Repurchase	917.3	699.8
Other Borrowings	1,598.2	392.2
Senior Notes	1,000.0	750.0
Long-Term Debt	2,034.0	1,714.2
Other Liabilities	3,325.3	2,442.7

Total Liabilities	95,557.0	89,913.3

Stockholder’s Equity	7,101.7	7,225.5

Total Liabilities and Stockholder’s Equity	$102,658.7	$97,138.8

The Northern Trust Company

Consolidated Statement of Income (unaudited)

	For the Year Ended December 31
(In Millions)	2013	2012	2011
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,404.9	$2,208.2	$2,034.6
Foreign Exchange Trading Income	244.4	206.1	324.5
Treasury Management Fees	69.0	67.4	72.1
Security Commissions and Trading Income	14.4	15.6	8.3
Other Operating Income	213.7	245.7	87.3
Investment Security Gains (Losses), net	(1.5)	(1.9)	(23.9)

Total Noninterest Income	2,944.9	2,741.1	2,502.9

Interest Income
Loans and Leases	742.8	829.1	938.7
Securities
—Available for Sale	223.3	229.9	203.5
—Held to Maturity	21.6	33.1	33.7

Total Securities	244.9	263.0	237.2

Time Deposits with Banks	142.1	176.4	192.7
Federal Funds Sold, Securities Purchased under Agreements to Resell and Other	25.4	18.3	31.4

Total Interest Income	1,155.2	1,286.8	1,400.0

Interest Expense
Deposits	107.6	160.6	233.2
Federal Funds Purchased	1.5	1.2	1.9
Securities Sold under Agreements to Repurchase	0.4	0.4	0.7
Other Borrowings	3.4	3.6	5.5
Senior Notes	28.8	26.0	16.5
Long-Term Debt	35.6	60.4	94.6

Total Interest Expense	177.3	252.2	352.4

Net Interest Income	977.9	1,034.6	1,047.6
Provision for Credit Losses	20.0	25.0	55.0

Net Interest Income after Provision for Credit Losses	957.9	1,009.6	992.6

Income before Noninterest Expense	3,902.8	3,750.7	3,495.5

Noninterest Expense
Compensation	1,257.1	1,220.5	1,221.5
Employee Benefits	249.5	250.2	249.5
Outside Services	480.1	447.5	460.9
Equipment and Software	377.1	366.1	327.3
Occupancy	169.5	170.2	176.2
Visa Indemnification Benefits	—	—	(23.1)
Other Operating Expense	290.6	267.9	237.3

Total Noninterest Expense	2,823.9	2,722.4	2,649.6

Income before Income Taxes	1,078.9	1,028.3	845.9
Provision for Income Taxes	351.4	321.4	274.9

Net Income	$727.5	$706.9	$571.0

Dividends Paid to the Corporation	$880	$440.0	$500.0

AVAILABLE INFORMATION

The Corporation’s Internet address is www.northerntrust.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Additionally, the Corporation’s corporate governance guidelines, its code of business conduct and ethics applicable to directors, officers and employees, and the charters for its audit, business risk, business strategy, corporate governance, compensation and benefits, and executive committees are all available on the Corporation’s website. Information contained on the Corporation’s website is not part of this report.

Supplemental Item—Executive Officers of the Registrant

The following table sets forth certain information with regard to each executive officer of the Corporation.

Name and Age	Current Position Held with the Corporation and Effective Date First Elected to Office Indicated
Frederick H. Waddell (60)	Chairman of the Board (11/11/09) and Chief Executive Officer (1/1/08)

S. Biff Bowman (50)	Executive Vice President (7/17/07) and Head of Human Resources (5/2/12)

Jeffrey D. Cohodes (53)	Executive Vice President of the Bank (11/14/06) and Executive Vice President and Chief Risk Officer (3/1/11)

Steven L. Fradkin (52)	Executive Vice President (1/21/03) and President—C&IS (9/18/09)

Jane B. Karpinski (51)	Senior Vice President (1/3/06) and Controller (6/7/13)

William L. Morrison (63)	President and Chief Operating Officer (10/1/11), Executive Vice President (5/21/02-9/30/11) and Chief Financial Officer (9/18/09-9/30/11)

Michael G. O’Grady (48)	Executive Vice President (8/15/11) and Chief Financial Officer (10/1/11)

Stephen N. Potter (57)	Executive Vice President (10/17/06) and President—Asset Management (3/28/08)

Jana R. Schreuder (55)	Executive Vice President (6/30/05) and President—Wealth Management (3/1/11)

Joyce M. St. Clair (55)	Executive Vice President (4/1/07) and President—O&T (3/1/11)

Kelly R. Welsh (61)	Executive Vice President and General Counsel (7/18/00)

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

We identify and manage risk through our business strategies and plans and our risk management practices and controls. If we fail to successfully identify and manage significant risks, we could incur financial loss. We may also suffer damage to our reputation that would restrict our ability to grow or conduct business profitably, or become subject to regulatory penalties or constraints that would limit some of our activities or make them significantly more expensive.

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

•	A downturn in economic conditions, such as the recent severe global economic downturn, can negatively affect our earnings.

•	Economic weakness can affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs, and higher provision for credit losses, all of which reduce our earnings.

•	Economic weakness can also reduce the fees we earn for managing and servicing our clients’ assets. For example, the recent downturn in equity markets and the decrease in the value of some debt-related investments as a result of market disruption or illiquidity reduce the valuations of the assets we manage or service for others. This reduces our earnings since a significant part of the fees we earn is based on asset values.

•	Weak economic conditions also affect wealth creation, investment preferences, trading activities, and savings patterns, which impact demand for our trust and investment products and services. Reduced transaction volumes would also negatively impact our earnings.

•	A slowing of the globalization of investment activity or pension reform could limit our revenue growth. We believe we have profited from the increasing globalization of investment activity and from pension reform in many nations that has generated new pools of assets that require management and servicing. Any slowing or reversal of this globalization of financial activity and markets or other such trends would adversely affect factors that have been important in Northern Trust’s growth.

•

Uncertainty about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets could have a significant adverse effect on our earnings. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. European market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt, and home prices. Continuing economic challenges in Europe and the related disruptions may negatively impact our earnings. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2013 Annual Report to Stockholders (pages 40-47).

•	Instability, disruption or a lack of confidence in the political, economic, legal or regulatory systems of the emerging markets in which we operate could expose us to liability or loss. Northern Trust’s expanding business activities in emerging markets, including investments made for clients in those markets, present risks inherent in conducting these activities in less mature and often less regulated business and investment environments.

•	Changes in interest rates can negatively affect our earnings. The direction and level of interest rates are important factors in our earnings. Rates that remain persistently low may reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A low interest rate environment can also reduce fees earned on certain of our products. For example, during 2009-2013, we waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk Management—Interest Rate Risk Management” in the 2013 Annual Report to Stockholders (pages 47-49).

•	Volatility levels and fluctuations in foreign currency exchange rates can affect our earnings. Periods of lower foreign currency volatility can result in reduced foreign exchange trading income. We hold various non-U.S. dollar denominated assets and liabilities and maintain investments in non-U.S. subsidiaries. We also provide foreign exchange services to our clients, primarily in connection with our global custody business, and effect other transactions in non-U.S. dollar currencies. Foreign currency volatility and fluctuations in exchange rates may impact the value of non-U.S. dollar denominated assets, investments, and cash flows and raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other, or offset each other in different time periods. If the policies and procedures we have in place to assess and mitigate potential impacts of foreign exchange volatility, including hedging-related strategies, are not followed or are not effective to mitigate such risks, our results and earnings may be negatively affected. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk Management—Foreign Currency Risk Management” in the 2013 Annual Report to Stockholders (pages 49-50).

•	Declines in the value of securities held in our investment portfolio can negatively affect our earnings. The value of securities available for sale and held to maturity within our investment portfolio may fluctuate as a result of market volatility and economic or financial market conditions. Generally, the fair value of those securities is determined based upon market values available from third party sources. The recent period of economic turmoil and financial market disruption has negatively affected the liquidity and pricing of securities generally and asset-backed and auction rate securities in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other-than-temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Risk Management—Asset Quality and Credit Risk Management—Securities Portfolio” in the 2013 Annual Report to Stockholders (page 40) and “Note 4—Securities” in the “Notes to Consolidated Financial Statements” (pages 75-79) in the 2013 Annual Report to Stockholders for additional information.

•

Changes in a number of particular market conditions can negatively affect our earnings. In past periods, reductions in the volatility of currency trading markets, the level of cross-border investing activity, or the demand for borrowing securities or willingness to lend such securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities may be negatively affected. In a few of our businesses, such as securities lending, our fee is calculated as a percentage of our client’s earnings, so that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. The recent extraordinary market conditions have produced losses in some securities lending programs. Such market conditions also have reduced borrower demand and led some clients to withdraw from these programs. A persistence or worsening of these conditions could result in additional withdrawals and decreased activity. See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Off-Balance Sheet Arrangements—Variable Interests” in the 2013 Annual Report to Stockholders (page 32) and “Note 28—Variable Interest Entities” in the “Notes to Consolidated Financial Statements” (pages 110-111) in the 2013 Annual Report to Stockholders for additional information.

•	Changes in the monetary and other policies of the various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies can reduce our earnings and negatively affect our growth prospects. For example, the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds for lending and investing. Changes in interest rates and our cost of funds can negatively affect earnings. The actions of the Federal Reserve Board can reduce the value of financial instruments we hold. Its policies also can affect our borrowers by increasing interest rates or making sources of funding less available. This can increase the risk that they may fail to repay their loans from us.

•	Failure to develop and implement contingency plans to address market disruptions could adversely affect us. Our success in the area of highly complex asset servicing relationships depends, in part, on our development and successful implementation of contingency plans to address significant market disruptions caused by bankruptcy, insolvency or illiquidity. If we fail to develop or successfully implement contingency plans for these market disruptions, our results and business may be negatively affected.

•	Governmental action to combat economic weakness and financial market disruption may not succeed and may otherwise negatively affect us. Since mid-2008, there have been unprecedented disruptions in global financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and other governments have taken steps designed to stabilize markets generally and strengthen financial institutions in particular. The upheaval in global financial markets has accentuated each of the risks identified above and magnified their potential effect on Northern Trust. To the extent that these governmental stabilization and mitigation activities are not successful or adversely change the competitive structure of the financial services industry, these developments could have an adverse impact on Northern Trust’s revenues, costs, credit losses, access to capital, and liquidity. They also may impose additional limitations or costs on Northern Trust’s business.

Operational Risks

•	Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or negatively affect our earnings in other ways. In our asset servicing, investment management, fiduciary administration, and other business activities, Northern Trust effects or processes transactions for clients and for itself that involve very large amounts of money. Failure to properly manage or mitigate operational risks can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses.

•	Many types of operational risks can negatively affect our earnings. Many factors can impact operations and expose us to risks that may vary in size, scale and scope, including:

•	Human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;

•	Theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;

•	Defects or interruptions in computer or communications systems;

•	Breakdowns in processes, including manual processes, which are inherently more prone to error than automated processes, over-reliance on manual processes, breakdowns in internal controls or failures of the technology and facilities that support our operations;

•	Unsuccessful or difficult implementation of computer systems upgrades;

•	Defects in product design or delivery;

•	Difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from vendors;

•	Negative developments in relationships with key counterparties, vendors, employees, or associates in our day-to-day operations; and

•	External events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or acts of terrorism.

•	Our dependence on technology exposes us to risks that also can result in losses. Automated systems to record and process transactions, as well as to monitor positions and price assets, reduce the risk of human error, but our necessary dependence on such systems also increases the risk that system flaws or manipulation of those systems will result in losses. The failure to upgrade systems as necessary to support growth and changing business needs also could have a material adverse effect on our operations. Additionally, failure to ensure adequate review and consideration of critical business changes prior to and during introduction and deployment of key technological systems or failure to adequately align evolving client commitments and expectations with operational capabilities can have a negative impact on our operations.

•	Breaches of our security measures can result in losses. We rely heavily on information technology to conduct our business and any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and Northern Trust’s proprietary information and security breaches, including cyber-attacks, could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access our clients’ proprietary information or our own proprietary information. For example, outside parties may attempt to use social engineering schemes, such as “phishing,” to manipulate employees or clients into disclosing sensitive information. Information security risks for large financial institutions like us are significant in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients.

•	We may fail to detect errors resulting in losses that continue until the problems are detected and fixed. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

•	Our business continuity plans may not work and thus fail to prevent losses from operational failures. Our business continuity plans address many of these risks, but may not operate successfully to mitigate them. If they do not, we could incur losses, liability to clients or others and reduced earnings.

•	Inability of our internal controls to keep pace with our expansion may result in losses. In recent years, we have expanded our geographic footprint, product pipeline, and client types. A failure to put controls in place to mitigate new risks associated with this expansion may disrupt our operations, resulting in losses.

•	Failure of any of our third party vendors to perform can result in losses. Third party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services could negatively affect our ability to deliver products and services to our clients and conduct our business. Replacing these third party vendors could also create significant delay and expense.

•	Northern Trust’s reputation and business may be harmed and we may be subject to legal claims if there is loss or disclosure of our clients’ or our own information. Northern Trust makes extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of client information is a critical element of our operations. Our information technology and other systems that maintain and transmit client information, or those of service providers or business partners, may be impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, Northern Trust’s clients’ information may be lost, disclosed, accessed or taken without the clients’ consent. Any such loss, disclosure or access to, clients’ information can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition.

These risks are magnified as client requirements become more complex, and as our increasingly international business requires end-to-end management of operational and other processes across multiple time zones and many inter-related products and services.

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Market Risk Management—Operational Risk Management” in the 2013 Annual Report to Stockholders (pages 50-51).

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

•	Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings. We evaluate credit commitments before we make them and then provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including undrawn credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Allowances that prove to be inadequate can directly and negatively affect earnings.

•	Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings. Credit risk levels and our earnings can also be affected by the strength of the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit and adverse changes in the financial performance or condition of our borrowers which could impact the borrowers’ abilities to repay outstanding loans. For a fuller discussion of the allowance and provision for credit losses for 2013, 2012, and 2011, see the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Asset Quality and Credit Risk Management” in the 2013 Annual Report to Stockholders (pages 40-47).

•	The failure or instability of any of our significant counterparties could expose us to loss. The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have significant counterparty exposure to other financial institutions. This counterparty exposure presents significant risks to us and to our clients because the failure or perceived weakness of any of our counterparties (or in some cases of our clients’ counterparties) has the potential to expose us to risk of loss. The recent instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and as a result we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, is often based upon a variety of factors and is difficult to predict. In addition, as U.S. and non-U.S. governments have addressed the financial crisis in an evolving manner, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our business, our financial condition and our results of operations. Given the limited number of strong counterparties in the current market, we are not able to mitigate all of our and our clients’ counterparty credit risk. The consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk.

Liquidity Risks

Northern Trust depends on access to capital markets and short-term funding to provide sufficient capital resources and other funds to meet our commitments and business needs and to accommodate the transaction and cash management needs of our clients.

•	Many events or circumstances could adversely affect our capital costs, our ability to raise capital and, in turn, our ability to meet our commitments. Inadequate capital or the inability to meet our commitments could cause us to incur liability, restrict our ability to grow, or require us to take actions that would negatively affect our earnings. Among the developments that could have this effect are:

•	A loss of confidence of debt purchasers, depositors or counterparties participating in the capital markets generally or in transactions with Northern Trust;

•	Disruption in the market for debt-related securities; and

•	A significant downgrade of any of our debt ratings. Credit agencies’ ratings can change and they often adjust their methodology. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control, such as ratings agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally. A significant downgrade in Northern Trust’s debt ratings could increase the costs and availability of short and long-term funding, negatively impacting our profitability and our ability to meet client needs.

•	Our success with large, complex clients requires substantial liquidity. Our failure to successfully manage these liquidity and balance sheet issues would have a negative impact on our ability to meet client needs and grow.

•	If the Bank or the other subsidiaries of the Corporation were unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations. The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation relies primarily on dividends paid to it by the Bank to meet its obligations and to pay dividends to stockholders of the Corporation. There are various legal limitations on the extent to which the Bank and the other subsidiaries can supply funds to the Corporation by dividend or otherwise. See “Regulation and Supervision” in Item 1 of this Annual Report on Form 10-K.

See the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Liquidity and Capital Resources” in the 2013 Annual Report to Stockholders (pages 32-39), including the discussion of the possible negative effects of a significant downgrade of any of the Corporation’s debt ratings (page 34).

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

•	Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings. Regulatory violations or failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand, or adversely impact our reputation. Failure to obtain necessary approvals from regulatory agencies on a timely basis could adversely affect proposed business opportunities and results of operations. In the ordinary course of our business, we are also subject to various regulatory, governmental and enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In enforcement matters, claims for disgorgement, the imposition of civil and criminal penalties, and the imposition of other remedial sanctions are possible.

•	The ongoing implementation of the Dodd-Frank Act may have a material effect on our operations. The Dodd-Frank Act, which was signed into law on July 21, 2010, made a number of significant regulatory and compliance changes, such as:

•	changes to the bank and bank holding company supervisory structure;

•	changes to regulatory capital requirements;

•	creation of new government regulatory agencies;

•	limitation and prohibition of certain activities by the Volcker Rule;

•	changes in insured depository institution regulations; and

•	mortgage loan origination and risk retention.

There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. For a more detailed description of the Dodd-Frank Act, see “Business—Regulation and Supervision—The Dodd-Frank Act.”

•	Changes in regulatory capital requirements could result in reduced earnings. The Dodd-Frank Act and the implementation of Basel III, have led to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios, and could impact the capital allocations to various business activities. The ultimate impact of the evolving capital and liquidity standards on us will depend on a number of factors, including the interpretation and implementation of capital and leverage requirements by the U.S. banking regulators.

•

Compliance with evolving laws and regulations applicable to banks and other financial services companies may impact us in ways that are difficult to predict. Laws, regulations, economic sanctions, and their interpretation by regulatory agencies may change or generate enhanced scrutiny of particular activities. Those changes or enhanced emphasis can impose costs or otherwise affect our ability to compete successfully. As noted above, the Dodd-Frank Act will impose many new regulatory requirements on banking institutions, the full impacts of which are difficult to determine at this time. It is expected that additional legislative or regulatory requirements will continue to be imposed in the U.S. and in other countries, and existing legislative or regulatory requirements may be reinterpreted in the U.S. or in other countries, in each case in a way that may have an adverse impact on our business activities, our costs of compliance, and our revenues and earnings. Additionally, our understanding of legislative or regulatory requirements might be different than the enforcers’ understanding of the regulations. Moreover, many regulatory initiatives, including anti-money laundering rules, anti-bribery laws, home mortgage lending and loan modification requirements, and other regulatory requirements or priorities, could increase compliance costs and legal risks, and could lead to financial and reputational damage in the event of a violation. While we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, these programs and policies may not always protect us from conduct by individual employees. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

•	Potential additional regulation of money market mutual funds (MMMF) could lower the desirability of MMMFs for investors and reduce the profitability of MMMF sponsors. On June 5, 2013, the SEC issued a proposed rule regarding MMMF reform. The SEC proposal set forth two alternative methods of reform, either requiring MMMFs to transact at a “floating” net asset value per share or imposing a liquidity fee if a MMMF’s liquidity level fell below a specified threshold and permitting a fund to temporarily suspend redemptions. The comment period for these alternative proposals closed on September 17, 2013, and no final rule has been issued to date. Because of the uncertainty as to whether the SEC will issue final rules and what the final rules will require, the Corporation and the Bank cannot fully evaluate such reforms’ impact to their business at this time.

•	The Federal Reserve Board (FRB) policies on interest rates can significantly affect business and economic conditions and our financial results and condition. The FRB’s policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest income and net interest margin. As a result of the FRB’s concerns regarding, among other things, continued slow economic growth and a weak housing market, the FRB recently indicated that it intends to keep the target range for the federal funds rate near zero until unemployment levels and inflation are under control. The FRB also may increase its purchases of U.S. government and mortgage-backed securities or take other actions in an effort to reduce or maintain low long-term interest rates.

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

•	Litigation can result in significant liability or damage to our reputation, which could result in a loss. Even where we defend ourselves successfully, the cost of litigation is often substantial. Even claims made against us without merit may cause damage to our reputation among existing and prospective clients, or negatively impact the confidence of counterparties, rating agencies, and stockholders, and so negatively affect our earnings.

•	We may fail to set aside adequate reserves or otherwise underestimate our liability, with a negative effect on our earnings. We estimate our potential liability for pending and threatened claims, and record reserves when appropriate pursuant to U.S. GAAP, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is inherently subject to risk, including the risks that a judge or jury could decide a case contrary to our evaluation of the law or the facts or that a court could change or modify existing law on a particular issue important to the case. Earnings will be adversely affected to the extent that our reserves are not adequate.

See “Note 24—Contingent Liabilities” in the “Notes to Consolidated Financial Statements” (pages 101-102) in the 2013 Annual Report to Stockholders for a discussion of current legal proceedings and litigation-related financial reserves.

Tax Risks

In the course of its business, Northern Trust is sometimes subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due.

•	These challenges can result in reduced earnings in a number of ways. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which can require a greater provision for taxes or otherwise negatively affect earnings.

•	Changes in tax laws and interpretations can negatively affect our earnings. Both U.S. and non-U.S. tax authorities from time to time issue new, or modify existing, tax laws and regulations. These authorities may also issue new, or modify existing, interpretations of those laws and regulations. These new laws, regulations or interpretations, and the Corporation’s actions taken in response to, or reliance upon, such changes in the tax laws may impact the Corporation’s tax position in a manner that results in lower earnings.

Accounting Risks

•	Changes in accounting standards may be difficult to predict and could have a material impact on our consolidated financial statements. New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the Financial Accounting Standards Board or their convergence efforts with the International Accounting Standards Board, as well as changes in the interpretation of existing accounting standards by the Financial Accounting Standards Board, the SEC, or bank regulatory agencies, or otherwise reflected in U.S. generally accepted accounting principles, potentially could have a material impact on our financial condition and results of operations. These changes are difficult to predict and in some cases we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, or even the restatement of consolidated financial statements for prior periods.

Strategic and Competitive Risks

We have grown through a combination of organic growth and the acquisition of selected businesses or capabilities, and we intend to continue to do so. A variety of risks could interfere with these plans.

•	If we do not successfully execute strategic plans, we will not grow as we have planned and our earnings growth will be negatively impacted. Our growth depends upon successful, consistent execution of our business strategies in each business unit. A failure to execute these strategies will negatively impact growth. A failure to grow organically or to successfully integrate a substantial acquisition would have an adverse effect on our business. The challenges arising from generating organic growth or the integration of an acquired business may include preserving valuable relationships with employees, clients, suppliers, and other business partners, delivering enhanced products and services, as well as combining accounting, data processing and internal control systems.

•	Failure to adequately control our costs could negatively affect our ability to compete and thus reduce our earnings. Our success in controlling the costs and expenses of our business operations also impacts operating results. Another goal of innovation, as a part of our business strategy, is to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets.

•	Failure to attract and retain skilled people could negatively affect our prospects. Our success depends, in large part, on our ability to attract and retain key talent. Competition for the best people in most of our activities can be intense and we may not be able to hire and retain key personnel, including as a result of any restrictions on our compensation practices that may be imposed by governments or regulators. The unexpected loss of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

•	We face a variety of competitive challenges that could negatively affect our ability to maintain satisfactory prices and grow our earnings. We provide a broad range of financial products and services in highly competitive markets, in which pricing can be a key competitive factor. Merger activity in the financial services industry, including mergers resulting from government intervention and the overall disruption in the financial services industry, continues to produce large, in some cases well-capitalized, and geographically-diverse companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for non-depository institutions to offer a variety of products and services competitive with certain areas of our business. Many of these non-traditional service providers have fewer regulatory constraints, and some have lower cost structures. These competitive pressures can negatively affect earnings and our ability to grow.

•	Intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face. In response to disruptions in global financial markets, the U.S. government and other governments around the world have taken, and may take further, unprecedented actions designed to stabilize markets generally and strengthen financial institutions in particular. For example, the Dodd-Frank Act, among other things, created a Consumer Financial Protection Bureau with broad powers to regulate consumer financial services and products and a Financial Stability Oversight Council with regulatory authority over certain financial companies and activities. Governments also may take actions to significantly change the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry. Such intervention may impact the nature and level of competition in the industry in unpredictable ways. The nature, pace and volume of this government intervention, and our ability to react in a timely manner to regulatory developments, may adversely impact our ability to compete successfully and, in turn, negatively affect our earnings.

•	We need to constantly invest in innovation, and the inability or failure to do so will negatively affect our businesses and earnings. Our success in this competitive environment requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, growth and earnings.

•	Failure to understand or fully appreciate the risks associated with development or delivery of new product and service offerings will negatively affect our businesses and earnings. Our success in capitalizing on innovation depends, in part, on successful implementation of new product and service initiatives. Not only must we keep pace with competitors in the development of these new offerings, but we must accurately price them (as well as existing products) on a risk-adjusted basis and effectively deliver them to clients. Our identification of risks arising from new products and services, both in their design and implementation, and effective responses to those identified risks, including pricing, is key to our capitalizing on innovation and investment in new product and service offerings.

•	Our success with large, complex clients requires understanding of the market and legal, regulatory and accounting standards in new jurisdictions. Any failure to understand and deal with those appropriately could affect our growth prospects or negatively affect our reputation.

See “Competition” in Item 1 of this Annual Report on Form 10-K.

Reputation Risks

An important reason that clients bring their business to Northern Trust is that they believe we will serve them with high standards of ethics, performance, accuracy and compliance.

•	Damage to our reputation can have a direct and negative effect on our ability to compete, grow and generate revenue. Damage to our reputation for delivery of a high level of service undermines the confidence of clients and prospects in our ability to serve them and so negatively affects our earnings.

•	Maintaining our reputation is important in other key relationships that affect our businesses and our earnings. Damage to our reputation also could affect the confidence of clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation would ultimately have an adverse effect on our ability to manage our balance sheet or grow our business.

•	Reputation risk has many facets that could negatively affect our businesses and earnings. Reputational risk is particularly significant in the current environment resulting from the financial crisis. The maintenance of our reputation depends not only on our success in controlling or mitigating the various risks described above, but also on our success in identifying and appropriately addressing issues that may arise in a broad range of areas. These issues include potential conflicts of interest and other ethical issues; anti-money laundering and anti-terrorist financing procedures; client personal information and privacy issues; effective evaluation of talent and deployment to adequately address complex and rapid growing areas of our businesses; efficiently integrating current staff with their new responsibilities and new staff that are not as familiar with the organization as seamlessly as possible; data security; record-keeping; regulatory investigations of Northern Trust or within the banking industry; and any litigation that arises from the failure or perceived failure of Northern Trust to comply with legal and regulatory requirements.

Many of the risks described above are discussed in more detail in the 2013 Annual Report to Stockholders throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the portion captioned “Risk Management” (pages 39-51), and “Notes to Consolidated Financial Statements”, including the portion captioned “Note 24—Contingent Liabilities” (pages 101-102), and throughout “Item 1—Business” of this Annual Report on Form 10-K, including the portions captioned “Competition,” “Government Monetary and Fiscal Policies” and “Regulation and Supervision” (pages 2-15).

Additionally, the risks described above may cause actual results to differ from the Corporation’s current expectations of future events or future results indicated in what are considered “forward-looking statements” of the Corporation. Forward-looking statements and factors that may affect future results are also discussed in the section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” captioned “Forward-Looking Statements” in the 2013 Annual Report to Stockholders (pages 51-53).

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s business units. Adjacent to this building are two office buildings in which the Bank leases space principally for staff divisions of the business units. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 18 U.S. states, Washington D.C., and 18 international locations. The majority of those offices are leased. The Bank’s primary U.S. operations are located in four facilities: a leased facility at 801 South Canal Street in Chicago; a subleased facility at 231 South La Salle Street in Chicago; and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from two leased facilities in Bangalore. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia Pacific region, and the Middle East, most of which are leased.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to “Note 9—Buildings and Equipment” and “Note 10—Lease Commitments” to the “Notes to Consolidated Financial Statements on page 87 of the Corporation’s 2013 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 3—Legal Proceedings

The information presented in “Note 24—Contingent Liabilities” to the “Notes to Consolidated Financial Statement” on pages 101-102 of the Corporation’s 2013 Annual Report to Stockholders is incorporated herein by reference.

Item 4—Mine Safety Disclosures

Not applicable.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information called for by Item 5(a) relating to market price, dividend and related stockholder information is incorporated herein by reference to the section of the Consolidated Financial Statistics titled “Common Stock Dividend and Market Price” on page 119 of the Corporation’s 2013 Annual Report to Stockholders.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to “Note 30—Restrictions on Subsidiary Dividends and Loans or Advances” to the “Notes to Consolidated Financial Statements” on pages 111-112 of the Corporation’s 2013 Annual Report to Stockholders.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2013 pursuant to the Corporation’s share buyback program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1–31, 2013	472,867	$56.26	472,867	9,529,886
November 1–30, 2013	1,023,617	57.30	1,023,617	8,506,269
December 1–31, 2013	648,304	58.09	648,304	7,857,965

Total (Fourth Quarter)	2,144,788	$57.31	2,144,788	7,857,965

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	On April 16, 2013, the Corporation announced that its Board of Directors authorized the Corporation to repurchase up to 12.0 million shares of the Corporation’s common stock. The program has no fixed expiration date.

Item 6—Selected Financial Data

The information called for by this item is incorporated herein by reference to the table titled “Summary of Selected Consolidated Financial Data” on page 10 of the Corporation’s 2013 Annual Report to Stockholders.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 11-53 of the Corporation’s 2013 Annual Report to Stockholders.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 11-53 of the Corporation’s 2013 Annual Report to Stockholders.

Item 8—Financial Statements and Supplementary Data

Reference is made to Item 15 hereof for a listing of all financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K, which are incorporated herein by reference.

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

The information called for by Item 9A relating to the report of management on the Corporation’s internal control over financial reporting and the attestation report of the Corporation’s independent registered public accounting firm is incorporated herein by reference to pages 54-55 of the Corporation’s 2013 Annual Report to Stockholders.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” and “Information about the Nominees for Director” sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. The information called for by Item 10 relating to Executive Officers is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the “Security Ownership by Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

The information called for by Item 10 relating to Regulation S-K, Item 406 disclosure regarding the Corporation’s code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is incorporated by reference to the “Corporate Governance—Code of Business Conduct and Ethics” section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to the Corporation’s Board of Directors is incorporated by reference to the “Corporate Governance—Director Nominations and Qualifications” section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the Corporation’s audit committee financial experts and identification of the Corporation’s audit committee is incorporated by reference to the “Board and Board Committee Information—Audit Committee” section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11—Executive Compensation

The information called for by this item is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the “Corporate Governance—Director Independence” and the “Corporate Governance—Related Person Transaction Policy” sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14—Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2)—Northern Trust Corporation and Subsidiaries List of Financial Statements and Financial Statement Schedules

The following financial information is set forth in Item 1 for informational purposes only:

For The Northern Trust Company (Bank only):

Unaudited Consolidated Balance Sheet—December 31, 2013 and 2012.
Unaudited Consolidated Statement of Income—Years Ended December 31, 2013, 2012, and 2011.

The following financial statements of the Corporation and its Subsidiaries included in the Corporation’s 2013 Annual Report to Stockholders are incorporated herein by reference.

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

Item 15(a)(3)—Exhibits

The exhibits listed on the Exhibit Index to this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2014

Northern Trust Corporation

(Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Frederick H. Waddell	Chairman and Chief Executive Officer
Frederick H. Waddell

/s/ Michael G. O’Grady	Executive Vice President and Chief Financial Officer
Michael G. O’Grady

/s/ Jane B. Karpinski	Senior Vice President and Controller (Chief Accounting Officer)
Jane B. Karpinski

Frederick H. Waddell	Chairman and Director	)
Linda Walker Bynoe	Director	)
Nicholas D. Chabraja	Director	)
Susan Crown	Director	)
Dipak C. Jain	Director	)	/s/ Kelly R. Welsh
Robert W. Lane	Director	)	Kelly R. Welsh
Edward J. Mooney	Director	)	Attorney-in-Fact
Jose Luis Prado	Director	)
John W. Rowe	Director	)
Martin P. Slark	Director	)
David H. B. Smith, Jr.	Director	)
Charles A. Tribbett III	Director	)
Date: February 26, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 18, 2006).

3.2	By-laws, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated April 18, 2012).

4.1	Form of The Northern Trust Company’s Global Senior Bank Note (Fixed Rate) (incorporated herein by reference to Exhibit 4(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.2	Form of The Northern Trust Company’s Global Senior Bank Note (Floating Rate) (incorporated herein by reference to Exhibit 4(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.3	Form of The Northern Trust Company’s Global Subordinated Bank Note (Fixed Rate) (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.4	Form of The Northern Trust Company’s Global Subordinated Bank Note (Floating Rate) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

4.5	Junior Subordinated Indenture, dated as of January 1, 1997, between Northern Trust Corporation and The First National Bank of Chicago, as Debenture Trustee (incorporated herein by reference to Exhibit 4(a) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

(i)	First Supplemental Indenture, dated as of October 31, 2013, between Northern Trust Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to The First National Bank of Chicago, a national banking association), as Trustee (incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated October 31, 2013).

4.6	Amended Certificate of Designations of Series A Junior Participating Preferred Stock, dated October 29, 1999 (incorporated herein by reference to Exhibit 4(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.7	Fiscal Agency Agreement, dated March 11, 2005, by and among The Northern Trust Company as Issuer, Kredietbank S.A. Luxembourgeoise as Fiscal Agent, and Kredietbank S.A. Luxembourgeoise and Brown Shipley & Co. Limited as Paying Agents (incorporated herein by reference to Exhibit 4(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture, dated as of August 15, 2006, between Northern Trust Corporation and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 23, 2006).

4.9	Form of 4.625% Note due 2014 (incorporated herein by reference to Exhibit 4 to the Corporation’s Current Report on Form 8-K dated August 28, 2009).

4.10	Form of 3.450% Note due 2020 (incorporated herein by reference to Exhibit 4 to the Corporation’s Current Report on Form 8-K dated November 4, 2010).

4.11	Form of 3.375% Note due 2021 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 17, 2011).

Exhibit Number	Description

4.12	Form of 2.375% Note due 2022 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 2, 2012).

4.13	Form of 3.950% Subordinated Note due 2025 (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated October 31, 2013).

10.1**	Deferred Compensation Plans Trust Agreement, dated May 11, 1998, between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A. and effective June 1, 2009, was succeeded by Evercore Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(i)**	Amendment, dated August 31, 1999 (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(ii)**	Amendment, dated as of May 16, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.2**	Northern Trust Corporation Supplemental Employee Stock Ownership Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.3**	Northern Trust Corporation Supplemental Thrift-Incentive Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Amendment Number One, dated October 29, 2009 and effective January 1, 2010 (incorporated herein by reference to Exhibit 10(vi)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.4**	Northern Trust Corporation Supplemental Pension Plan, as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.5**	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(ix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6**	Amended and Restated Northern Trust Corporation 2002 Stock Plan, effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Form of Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(ii)**	Form of Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(iii)**	Form of Director Stock Agreement (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2011).

Exhibit Number	Description

(iv)**	2010 Form of Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(9) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(v)**	2010 Form of Restricted Stock Unit Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(10) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(vi)**	2011 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(vii)**	2011 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(viii)**	Form of 2012 Executive Stock Option Agreement (incorporated herein by reference to Exhibit 10.7(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

(ix)**	Form of 2012 Performance Stock Unit Agreement (incorporated herein by reference to Exhibit 10.7(xxii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

(x)**	Form of 2012 Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.7(xxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.7**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 19, 2012).

(i)**	2012 Form of Director Stock Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(ii)**	2012 Form of Prorated Director Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iii)**	2012 Form of New Director Stock Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iv)**	Form of 2012 Executive Stock Option Agreement (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(v)**	Form of 2012 Performance Stock Unit Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(vi)**	Form of 2012 Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(vii)**	Form of 2013 Executive Stock Option Agreement (incorporated herein by reference to Exhibit 10(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(viii)**	Form of 2013 Performance Stock Unit Agreement (incorporated herein by reference to Exhibit 10(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(ix)**	Form of 2013 Restricted Stock Unit Agreement (1 of 2) (incorporated herein by reference to Exhibit 10(xviii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(x)**	Form of 2013 Restricted Stock Unit Agreement (2 of 2) (incorporated herein by reference to Exhibit 10(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(xi)**	Form of 2014 Executive Stock Option Agreement.

Exhibit Number	Description

(xii)**	Form of 2014 Performance Stock Unit Agreement.

(xiii)**	Form of 2014 Restricted Stock Unit Agreement (1 of 2).

(xiv)**	Form of 2014 Restricted Stock Unit Agreement (2 of 2).

10.8**	Northern Trust Corporation Management Performance Plan, as amended and restated effective October 16, 2012 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.9**	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.10**	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xvii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	First Amendment, dated October 20, 2009 (incorporated herein by reference to Exhibit 10(xiii)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.11**	Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.12**	Revised Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13**	Form of Non-Solicitation Agreement and Confidentiality Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.14	Amended and Restated Trust Agreement of NTC Capital I, dated as of January 16, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

10.15	Guarantee Agreement, dated as of January 16, 1997, relating to NTC Capital I, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee (incorporated herein by reference to Exhibit 4(j) to the Corporation’s Current Report on Form 8-K dated January 16, 1997).

10.16	Amended and Restated Trust Agreement of NTC Capital II, dated as of April 25, 1997, among Northern Trust Corporation, as Depositor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit 4(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.17	Guarantee Agreement, dated as of April 25, 1997, relating to NTC Capital II, by and between Northern Trust Corporation, as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee (incorporated herein by reference to Exhibit 4(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.18**	Northern Trust Corporation 2012 Long Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Description

(i)**	Form of Terms and Conditions—2012 Long-Term Cash Incentive Award under the Long-Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.19**	Northern Partners Incentive Plans

(i)**	North American Incentive Plan, as amended and restated effective as of October 15, 2012 (incorporated herein by reference to Exhibit 10(ix) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(ii)**	EMEA Incentive Plan, as amended and restated effective as of October 15, 2012 (incorporated herein by reference to Exhibit 10(x) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

(iii)**	APAC Incentive Plan, as amended and restated effective as of October 15, 2012 (incorporated herein by reference to Exhibit 10(xi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.20**	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10 (xxxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

13	2013 Annual Report to Stockholders.

14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Corporation’s Current Report on Form 8-K dated April 16, 2013).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Corporate Governance Guidelines (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2012).

101	The following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

**	Indicates a management contract or a compensatory plan or agreement

Upon written request to Stephanie S. Greisch, Secretary, Northern Trust Corporation, 50 South La Salle Street, Chicago, Illinois 60603, copies of exhibits listed above are available to Northern Trust Corporation stockholders by specifically identifying each exhibit desired in the request. In addition, prior filings in which the exhibits listed above are included are available free of charge through our website www.northerntrust.com, if the filings were made on or after May 1, 1996. Information contained on the website is not part of this report.