Form 10-Q
period 2014-03-31
NORTHERN TRUST CORP
filed 2014-04-28
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

236,481,078 Shares - $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2014)

CONSOLIDATED FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three Months
	Ended March 31,
FOR THE PERIOD (In Millions)	2014	2013	% Change (*)
Noninterest Income
Trust, Investment and Other Servicing Fees	$679.5	$630.7	8%
Foreign Exchange Trading Income	50.1	59.5	(16)
Treasury Management Fees	16.8	16.8	—
Security Commissions and Trading Income	14.7	18.3	(20)
Other Operating Income	37.7	24.8	53
Investment Security Gains (Losses), net	(4.0)	0.2	N/M

Total Noninterest Income	794.8	750.3	6

Net Interest Income	245.7	226.1	9
Provision for Credit Losses	3.0	5.0	(40)

Net Interest Income after Provision for Credit Losses	242.7	221.1	10

Noninterest Expense
Compensation	341.8	320.3	7
Employee Benefits	66.9	63.3	6
Outside Services	144.4	129.9	11
Equipment and Software	101.3	91.4	11
Occupancy	44.2	43.2	2
Other Operating Expense	69.4	80.8	(14)

Total Noninterest Expense	768.0	728.9	5

Income before Income Taxes	269.5	242.5	11
Provision for Income Taxes	88.1	78.5	12

Net Income	$181.4	$164.0	11%

Average Total Assets	$100,243.5	$91,569.3	9%

PER COMMON SHARE

Net Income – Basic	$0.75	$0.68	10%
– Diluted	0.75	0.67	12
Cash Dividends Declared Per Common Share	0.31	0.30	3
Book Value – End of Period (EOP)	33.61	31.82	6
Market Price – EOP	65.56	54.56	20

RATIOS

Return on Average Common Equity	9.28%	8.82%
Return on Average Assets	0.73	0.73
Dividend Payout Ratio	41.3	44.8
Average Stockholders’ Equity to Average Assets	7.9	8.2

PERIOD END (In Millions)	March 31, 2014	December 31, 2013	% Change (*)
Assets	$103,832.6	$102,947.3	1%
Earning Assets	93,702.4	93,367.2	—
Deposits	86,267.7	84,098.1	3
Stockholders’ Equity	7,948.3	7,912.0	—

PERIOD END CLIENT ASSETS (In Billions)
Assets Under Custody	$5,753.5	$5,575.7	3%
Assets Under Management	915.4	884.5	3

RATIOS

Tier 1 Capital to Risk-Weighted Assets – EOP	13.0%	13.4%
Total Capital to Risk-Weighted Assets – EOP	15.5	15.8
Common Equity Tier 1 Capital to Risk-Weighted Assets - EOP (**)	12.8
Tier 1 Leverage Ratio	7.8	7.9

(*)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(**)	Beginning January 1, 2014, common equity tier 1 capital is calculated in accordance with the Basel III risk-based capital guidelines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

General

Northern Trust Corporation (the Corporation), together with its subsidiaries, is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families, and individuals worldwide. Northern Trust focuses on servicing and managing client assets through its two primary business units, Wealth Management (WM) and Corporate & Institutional Services (C&IS). Asset management and related services are provided to Wealth Management and C&IS clients primarily by a third business unit, Asset Management. Northern Trust emphasizes a high level of client service complemented by the effective use of technology, delivered by a fourth business unit, Operations & Technology (O&T). Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.

The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors should also read the section entitled “Forward-Looking Statements.”

Overview

Net income per diluted common share in the first quarter of 2014 was $0.75 compared to $0.67 per common share in the first quarter of 2013. Net income for the current quarter was $181.4 million, up $17.4 million, or 11%, from $164.0 million in the prior year quarter. The performance in the current quarter produced an annualized return on average common equity of 9.3% as compared to 8.8% in the prior year quarter. The annualized return on average assets was 0.73% in both the current and prior year quarter.

The prior year quarter included a $12.4 million pre-tax write-off of certain fee receivables resulting from the correction of an accrual methodology followed in prior years, as well as restructuring and integration related charges of $1.8 million. These prior year quarter items totaled $14.2 million ($8.9 million after tax, or $0.04 per common share).

Revenue of $1.04 billion in the current quarter was up $64.1 million, or 7%, from $976.4 million in the prior year quarter. Noninterest income, which represented 76% of revenue, increased $44.5 million, or 6%, to $794.8 million from the prior year quarter’s $750.3 million, primarily reflecting higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income as compared to the prior year quarter.

Net interest income for the current quarter increased $19.6 million, or 9%, to $245.7 million as compared to $226.1 million in the prior year quarter, due to higher levels of average earning assets, partially offset by a decrease in the net interest margin.

Net investment security losses totaled $4.0 million in the current quarter, reflecting $3.9 million of charges relating to the other-than-temporary impairment of certain Community Reinvestment Act (CRA) eligible securities.

Overview (continued)

Noninterest expense totaled $768.0 million in the current quarter, up $39.1 million, or 5%, from $728.9 million in the prior year quarter, reflecting higher compensation, outside services, and equipment and software expense, partially offset by lower other operating expense.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2014	2013	Change
Trust, Investment and Other Servicing Fees	$679.5	$630.7	$48.8	8%
Foreign Exchange Trading Income	50.1	59.5	(9.4)	(16)
Treasury Management Fees	16.8	16.8	—	—
Security Commissions and Trading Income	14.7	18.3	(3.6)	(20)
Other Operating Income	37.7	24.8	12.9	53
Investment Security Gains (Losses), net	(4.0)	0.2	(4.2)	N/M

Total Noninterest Income	$794.8	$750.3	$44.5	6%

Trust, investment and other servicing fees are based generally on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis and can be based on the beginning, ending or daily average value of the client portfolio.

The following tables present Northern Trust’s assets under custody and assets under management by business segment.

				Change	Change
Assets Under Custody	March 31,	December 31,	March 31,	Q1-14/	Q1-14/
($ In Billions)	2014	2013	2013	Q4-13	Q1-13
Corporate & Institutional	$5,249.9	$5,079.7	$4,569.1	3%	15%
Wealth Management	503.6	496.0	455.3	2	11

Total Assets Under Custody	$5,753.5	$5,575.7	$5,024.4	3%	15%

				Change	Change
Assets Under Management	March 31,	December 31,	March 31,	Q1-14/	Q1-14/
($ In Billions)	2014	2013	2013	Q4-13	Q1-13
Corporate & Institutional	$698.2	$662.7	$604.2	5%	16%
Wealth Management	217.2	221.8	206.0	(2)	5

Total Assets Under Management	$915.4	$884.5	$810.2	3%	13%

C&IS assets under custody totaled $5.2 trillion, up 15% from the prior year quarter, and include $3.3 trillion of global custody assets, 19% higher compared to the prior year quarter. C&IS assets under management include $116.4 billion of securities lending collateral, a 15% increase from the prior year quarter.

Noninterest Income (continued)

Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500® index and MSCI EAFE® index (USD) of 19.3% and 14.4%, respectively.

Custodied and managed assets were invested as follows at March 31:

	2014			2013
Assets Under Custody	C&IS	WM	Consolidated	C&IS	WM	Consolidated
Equities	45%	55%	46%	46%	50%	46%
Fixed Income Securities	37	22	35	36	24	35
Cash and Other Assets	18	23	19	18	26	19

Assets Under Management
Equities	55%	46%	53%	53%	41%	50%
Fixed Income Securities	13	28	16	14	29	18
Cash and Other Assets	32	26	31	33	30	32

Trust, investment and other servicing fees in C&IS increased $30.5 million, or 9%, to $379.2 million in the current quarter from the prior year quarter’s $348.7 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended March 31,
($ In Millions)	2014	2013	Change
Custody and Fund Administration	$252.2	$223.8	$28.4	13%
Investment Management	75.0	75.5	(0.5)	(1)
Securities Lending	22.7	22.3	0.4	2
Other	29.3	27.1	2.2	8

Total	$379.2	$348.7	$30.5	9%

Custody and fund administration fees, the largest component of C&IS fees, increased 13%, primarily driven by new business and the favorable impact of equity markets. C&IS investment management fees decreased 1%, primarily reflecting higher waived fees in money market mutual funds, partially offset by higher equity markets and new business. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $14.9 million in the current quarter, compared to waived fees of $8.8 million in the prior year quarter. Securities lending revenue increased 2%, primarily reflecting higher volumes in the current quarter.

Trust, investment and other servicing fees in Wealth Management totaled $300.3 million in the current quarter, increasing $18.3 million, or 6%, from $282.0 million in the prior year quarter. The increased fees in the current quarter are primarily due to higher equity markets and new business, partially offset by higher waived fees in money market mutual funds and the impact of fee reductions in certain mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $17.6 million in the current quarter compared with $13.4 million in the prior year quarter.

Noninterest Income (continued)

Foreign exchange trading income totaled $50.1 million, down $9.4 million, or 16%, compared with $59.5 million in the prior year quarter. The decrease is attributable to lower currency market volatility as compared to the prior year quarter.

Other operating income totaled $37.7 million in the current quarter, up $12.9 million, or 53%, from $24.8 million in the prior year quarter. The components of other operating income are provided below.

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2014	2013	Change
Loan Service Fees	$15.7	$14.9	$0.8	5%
Banking Service Fees	12.3	12.4	(0.1)	(1)
Other Income	9.7	(2.5)	12.2	N/M

Total Other Operating Income	$37.7	$24.8	$12.9	53%

The other income component of other operating income in the prior year quarter included the $12.4 million write-off of certain fee receivables.

Net investment security losses totaled $4.0 million in the current quarter, reflecting $3.9 million of charges relating to the other-than-temporary impairment of certain CRA eligible securities.

Net Interest Income

Net interest income for the quarter on an FTE basis totaled $254.4 million, up $20.7 million, or 9%, compared to $233.7 million in the prior year quarter. The increase is the result of higher levels of average earning assets, partially offset by a decline in the net interest margin to 1.12% from 1.15% in the prior year quarter. Average earning assets for the quarter were $91.8 billion, up $9.6 billion, or 12%, from $82.2 billion in the prior year quarter, primarily reflecting higher levels of Federal Reserve deposits. The increase in Federal Reserve deposits as compared to the prior year quarter is due to higher levels of non-U.S. office client interest-bearing deposits and other short-term borrowings.

The decline in the net interest margin reflects lower yields on earning assets, partially offset by a lower cost of interest-related funds. Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Net interest income stated on an FTE basis is a non-generally accepted accounting principle (GAAP) financial measure that facilitates the analysis of asset yields. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 20.

Net Interest Income (continued)

The balance sheet line item Federal Reserve Deposits and Other Interest-Bearing averaged $12.7 billion in the current quarter as compared to $3.9 billion in the prior year quarter, an increase of $8.8 billion.

Average securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments, which are classified in other assets in the consolidated balance sheet, were $32.4 billion, up $1.1 billion, or 3%, from $31.3 billion in the prior year quarter.

Loans and leases averaged $29.2 billion in the current quarter, up $515.5 million, or 2%, from $28.7 billion in the prior year quarter, primarily reflecting an increase in average private client loans and commercial real estate loans. Private client loans averaged $6.2 billion in the current quarter, up $338.3 million, or 6%, from the prior year quarter’s average of $5.9 billion. Commercial real estate loans averaged $3.0 billion in the current quarter, up $57.1 million, or 2%, from the prior year quarter’s average of $2.9 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $63.1 billion in the current quarter, compared to $56.5 billion in the prior year quarter, an increase of $6.6 billion, or 12%. Other interest-bearing funds averaged $8.6 billion in the current quarter, an increase of $1.2 billion, or 16%, from $7.4 billion in the prior year quarter, attributable to higher average short-term borrowings and long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets increased $1.9 billion, or 10%, to $20.2 billion from $18.3 billion in the prior year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on page 21.

Provision for Credit Losses

The provision for credit losses was $3.0 million in the current quarter compared to $5.0 million in the prior year quarter. Net charge-offs were $1.5 million in the current quarter resulting from $11.5 million of charge-offs and $10.0 million of recoveries, compared to $8.7 million of net charge-offs in the prior year quarter resulting from $12.6 million of charge-offs and $3.9 million of recoveries. Nonperforming assets increased 3% from the prior year quarter. Residential real estate loans accounted for 70% and 69% of total nonperforming loans and leases at March 31, 2014 and 2013, respectively. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 15.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2014	2013	Change
Compensation	$341.8	$320.3	$21.5	7%
Employee Benefits	66.9	63.3	3.6	6
Outside Services	144.4	129.9	14.5	11
Equipment and Software	101.3	91.4	9.9	11
Occupancy	44.2	43.2	1.0	2
Other Operating Expense	69.4	80.8	(11.4)	(14)

Total Noninterest Expense	$768.0	$728.9	$39.1	5%

Compensation expense, the largest component of noninterest expense, equaled $341.8 million, up $21.5 million, or 7%, from $320.3 million in the prior year quarter, primarily attributable to higher staff levels and base pay adjustments. Staff on a full-time equivalent basis at March 31, 2014 totaled approximately 14,900, up 5% from a year ago.

Employee benefit expense equaled $66.9 million, up 6% from $63.3 million in the prior year quarter, reflecting higher payroll tax expense and expense associated with employee medical benefits, partially offset by lower pension expense.

Expense associated with outside services totaled $144.4 million, up $14.5 million, or 11%, from $129.9 million in the prior year quarter. The increase primarily reflects higher consulting expense, including costs associated with an evolving set of regulatory and compliance requirements, as well as increased sub-custodian and technical services expense.

Equipment and software expense totaled $101.3 million, up $9.9 million, or 11%, from $91.4 million in the prior year quarter. The current quarter includes higher software amortization and related software support costs.

Occupancy expense equaled $44.2 million, up 2% from $43.2 million in the prior year quarter.

Noninterest Expense (continued)

Other operating expense totaled $69.4 million, down $11.4 million, or 14%, from $80.8 million in the prior year quarter. The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2014	2013	Change
Business Promotion	$28.4	$28.6	$(0.2)	(1)%
FDIC Insurance Premiums	5.9	6.6	(0.7)	(12)
Staff Related	9.4	10.5	(1.1)	(10)
Other Intangible Amortization	4.9	5.2	(0.3)	(5)
Other Expenses	20.8	29.9	(9.1)	(30)

Total Other Operating Expense	$69.4	$80.8	$(11.4)	(14)%

The decrease in the other expenses component of other operating expense primarily reflects lower charges associated with account servicing activities.

Provision for Income Taxes

Income tax expense was $88.1 million, representing an effective tax rate of 32.7%, and $78.5 million in the prior year quarter, representing an effective tax rate of 32.4%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three month periods ended March 31, 2014 and 2013. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended	Corporate &		Wealth		Treasury and		Total
March 31,	Institutional Services		Management		Other		Consolidated
($ In Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$379.2	$348.7	$300.3	$282.0	$—	$—	$679.5	$630.7
Foreign Exchange Trading Income	48.1	58.2	2.0	1.3	—	—	50.1	59.5
Other Noninterest Income	44.4	40.2	22.7	17.2	(1.9)	2.7	65.2	60.1
Net Interest Income (FTE)*	73.7	64.1	135.0	147.8	45.7	21.8	254.4	233.7

Revenue*	545.4	511.2	460.0	448.3	43.8	24.5	1,049.2	984.0
Provision for Credit Losses	1.2	(2.7)	1.8	7.7	—	—	3.0	5.0
Noninterest Expense	423.5	398.7	318.8	301.8	25.7	28.4	768.0	728.9

Income (loss) before Income Taxes*	120.7	115.2	139.4	138.8	18.1	(3.9)	278.2	250.1
Provision (Benefit) for Income Taxes*	34.8	35.9	52.6	52.8	9.4	(2.6)	96.8	86.1

Net Income	$85.9	$79.3	$86.8	$86.0	$8.7	$(1.3)	$181.4	$164.0

Percentage of Consolidated Net Income	47%	48%	48%	52%	5%	N/M	100%	100%
Average Assets	$57,252.4	$51,316.8	$22,528.7	$22,861.4	$20,462.4	$17,391.1	$100,243.5	$91,569.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.7 million for 2014 and $7.6 million for 2013.

Corporate & Institutional Services

C&IS net income totaled $85.9 million as compared to $79.3 million in the prior year quarter, an increase of $6.6 million, or 8%. Noninterest income was $471.7 million, up $24.6 million, or 6%, from $447.1 million in the prior year quarter, primarily reflecting higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended March 31,
($ In Millions)	2014	2013	Change
Custody and Fund Administration	$252.2	$223.8	$28.4	13%
Investment Management	75.0	75.5	(0.5)	(1)
Securities Lending	22.7	22.3	0.4	2
Other	29.3	27.1	2.2	8

Total	$379.2	$348.7	$30.5	9%

Custody and fund administration fees, the largest component of C&IS fees, increased 13%, primarily driven by new business and the favorable impact of equity markets. C&IS investment management fees decreased 1%, primarily reflecting higher waived fees in money market mutual funds, partially offset by higher equity markets and new business. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term

Corporate & Institutional Services (continued)

interest rates, totaled $14.9 million in the current quarter, compared to waived fees of $8.8 million in the prior year quarter. Securities lending revenue increased 2%, primarily reflecting higher volumes in the current quarter.

Foreign exchange trading income totaled $48.1 million, a decrease of $10.1 million, or 17%, from $58.2 million in the prior year quarter, attributable to lower currency market volatility compared to the prior year quarter.

Other noninterest income in C&IS totaled $44.4 million, up $4.2 million, or 10%, from $40.2 million in the prior year quarter. The current quarter includes lower security commissions and trading income as compared to the prior year quarter. The prior year quarter included a $6.6 million reduction in connection with the write-off of certain fee receivables.

Net interest income stated on an FTE basis was $73.7 million, up $9.6 million, or 15% from $64.1 million in the prior year quarter. The net interest margin equaled 0.59%, unchanged from the prior year quarter. The increase in net interest income is attributable to higher levels of average earning assets. Average earning assets totaled $50.6 billion, an increase of $6.8 billion, or 16%, from $43.8 billion in the prior year quarter, and were primarily comprised of interest-bearing deposits with banks and loans and leases. Funding sources were primarily comprised of non-U.S. custody related interest-bearing deposits, which averaged $43.1 billion in the current quarter, up $8.7 billion, or 25%, from $34.4 billion in the prior year quarter.

A provision for credit losses of $1.2 million was recorded in the current quarter, primarily reflecting higher levels of commercial and institutional loans, partially offset by continued improvement in the credit quality of the commercial and institutional loan class. The prior year quarter included a negative provision of $2.7 million.

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Asset Management and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $423.5 million, up $24.8 million, or 6%, from the prior year quarter’s $398.7 million. The increase reflects higher indirect expense allocations, as well as increased compensation, outside services and employee benefits expense as compared to the prior year quarter.

Wealth Management

Wealth Management net income was $86.8 million, up 1% from $86.0 million in the prior year quarter. Noninterest income was $325.0 million, up $24.5 million, or 8%, from $300.5 million in the prior year quarter. Trust, investment and other servicing fees in Wealth Management totaled $300.3 million, increasing $18.3 million, or 6%, from $282.0 million in the prior year quarter. The increased fees are primarily due to higher equity markets and new business, partially offset by higher waived fees in money market mutual funds and the impact of fee reductions in certain mutual funds. Money market mutual fund fee waivers

Wealth Management (continued)

in Wealth Management totaled $17.6 million compared with $13.4 million in the prior year quarter. Other noninterest income totaled $22.7 million, up $5.5 million, or 32%, from $17.2 million in the prior year quarter. Other noninterest income for the prior year quarter reflected a $5.8 million reduction in connection with the write-off of certain fee receivables.

Net interest income stated on an FTE basis was $135.0 million, down $12.8 million, or 9%, from $147.8 million in the prior year quarter, reflecting a decline in the net interest margin. The net interest margin decreased to 2.39% from 2.65% in the prior year quarter as a result of lower yields on earnings assets, partially offset by lower deposit rates, each reflecting the low interest rate environment. Earning assets averaged $22.9 billion, up $282.9 million, or 1%, from $22.6 billion in the prior year quarter. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.

A provision for credit losses of $1.8 million was recorded in the current quarter, primarily reflecting continued weakness in the residential real estate loan class, partially offset by a lower level of residential real estate loans and continued improvement in the credit quality of the commercial and institutional loan class. A provision for credit losses of $7.7 million was recorded in the prior year quarter.

Total noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Asset Management and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $318.8 million compared with $301.8 million in the prior year quarter, an increase of $17.0 million, or 6%. The increase reflects higher indirect expense allocations and increased compensation expense as compared to the prior year quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (the Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units. Noninterest income totaled negative $1.9 million, and includes charges of $3.9 million relating to the other-than-temporary impairment of certain CRA eligible securities. Noninterest income in the prior year quarter totaled $2.7 million.

Net interest income was $45.7 million, compared to $21.8 million in the prior year quarter, an increase of $23.9 million. The increase reflects higher internal yields on funds provided to business units and an increase in average earning assets of $2.6 billion, or 17%, to $18.3 billion in the current quarter from $15.7 billion in the prior year quarter.

Noninterest expense totaled $25.7 million, down 10% from $28.4 million in the prior year quarter, reflecting higher indirect expense allocations to C&IS and Wealth Management, partially offset by current quarter increases within compensation, equipment and software and outside services expense.

BALANCE SHEET

Total assets at March 31, 2014 were $103.8 billion and averaged $100.2 billion for the current quarter, compared with total assets of $93.2 billion at March 31, 2013 and average total assets of $91.6 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $29.7 billion at March 31, 2014 and averaged $29.2 billion in the current quarter, up 3% and 2%, respectively, compared to $28.9 billion at March 31, 2013 and a $28.7 billion average in the prior year quarter. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheet, totaled $34.2 billion at March 31, 2014 and averaged $32.4 billion for the current quarter, up 12% and 3%, respectively, compared to $30.6 billion at March 31, 2013 and $31.3 billion on average in the prior year quarter. In aggregate, the balance sheet line items federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing totaled $29.9 billion at March 31, 2014 and averaged $30.3 billion in the current quarter, up 21% and 36%, respectively, from the prior year quarter balances. Interest-bearing deposits at March 31, 2014 totaled $65.1 billion and averaged $63.1 billion, up 14% and 12%, respectively, compared to $56.9 billion at March 31, 2013 and a $56.5 billion average in the prior year quarter. Noninterest-bearing deposits at March 31, 2014 totaled $21.2 billion and averaged $17.6 billion, up 12% and 4%, respectively, compared to $18.9 billion at March 31, 2013 and a $16.9 billion average in the prior year quarter.

Total stockholders’ equity averaged $7.9 billion, up 5%, from the prior year quarter’s average of $7.5 billion. The increase is primarily attributable to retained earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the three months ended March 31, 2014, the Corporation repurchased 2,624,715 shares at a cost of $163.0 million ($62.10 average price per share).

Northern Trust’s risk-based capital ratios remained strong at March 31, 2014 and exceeded the minimum regulatory requirements established by U.S. banking regulators.

BALANCE SHEET (continued)

The Corporation and the Bank each had capital ratios at March 31, 2014 that were above the level required for classification as a “well-capitalized” institution. Shown below are the capital ratios of the Corporation and the Bank as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Tier 1 Capital	Total Capital	Leverage Ratio	Tier 1 Capital	Total Capital	Leverage Ratio
Northern Trust Corporation	13.0%	15.5%	7.8%	13.4%	15.8%	7.9%
The Northern Trust Company	11.7%	14.2%	6.9%	11.5%	14.3%	6.8%

Minimum to Qualify as Well Capitalized	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

The following table provides the Corporation’s ratio of tier 1 capital and of common equity tier 1 capital to risk-weighted assets. Beginning January 1, 2014, common equity tier 1 capital is calculated in accordance with the Basel III risk-based capital guidelines, which requires the phasing out of tier 1 capital of 50% of trust preferred securities, and the inclusion in common equity tier 1 capital of certain additional capital items excluded from tier 1 capital.

($ In Millions)	March 31, 2014
Ratios
Tier 1 Capital	13.0%
Common Equity Tier 1 Capital	12.8%

Tier 1 Capital	$7,761.3
Less: Floating Rate Capital Securities	134.4
Other adjustments	2.6

Common Equity Tier 1 Capital	$7,629.5

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2014, net cash provided by operating activities was $538.5 million, primarily attributable to a reduction of net collateral deposited with derivative counterparties, as well as earnings, including the impact of non-cash charges such as the amortization of computer software, partially offset by increased receivables. Net cash provided by operating activities for the three months ended March 31, 2013 was $312.5 million, primarily the result of earnings and reflecting non-cash charges, as well as decreased net collateral deposited with derivative counterparties, partially offset by increased receivables.

Net cash used in investing activities of $822.1 million for the three months ended March 31, 2014 is primarily attributable to net purchases of securities held to maturity and available for sale, as well as increases within client settlement security receivables and loans and leases, partially offset by decreases within interest-bearing deposits with banks and Federal Reserve deposits.

STATEMENT OF CASH FLOWS (continued)

Net cash provided by investing activities of $4.4 billion for the three months ended March 31, 2013 primarily reflects a decrease in Federal Reserve deposits, net changes within securities available for sale, and changes in client settlement receivables. The decrease in Federal Reserve deposits in the prior year quarter was primarily the result of lower client deposits, partially offset by higher levels of short-term other borrowings.

For the three months ended March 31, 2014, net cash provided by financing activities totaled $788.1 million, primarily reflecting increased levels of total deposits, partially offset by lower levels of short-term other borrowings. The increase in the level of total deposits was primarily attributable to an increase in demand and other noninterest-bearing client deposits. The decrease in short-term other borrowings in the current year quarter reflects maturities of short-term other borrowings from the Federal Home Loan Bank.

For the three months ended March 31, 2013, net cash used in financing activities totaled $4.7 billion, primarily reflecting a decline in the level of U.S. demand deposits from the level at December 31, 2012, partially offset by increases in the levels of non-U.S. office noninterest-bearing deposits and short-term other borrowings. The decrease in U.S. demand deposits was largely driven by the expiration on December 31, 2012 of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program which had provided unlimited deposit insurance. The increase in short-term other borrowings in the prior year quarter was primarily attributable to additional short-term other borrowings from the Federal Home Loan Bank.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 87% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2014 comprised of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, supranational, sovereign and non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 4% was rated double-A, 3% was rated below double-A, and 6% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Net unrealized gains within the investment securities portfolio totaled $14.4 million at March 31, 2014, comprised of $126.2 million and $111.8 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at March 31, 2014, the largest component, totaling $45.7 million, related to government sponsored agency securities, primarily attributable to changes in market rates since their purchase. Unrealized losses of $41.2 million related to corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 46% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.

ASSET QUALITY (continued)

For the three months ended March 31, 2014, charges of $3.9 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA eligible securities. There were no OTTI losses for the three months ended March 31, 2013. Northern Trust has evaluated non-agency residential mortgage-backed securities, and all other securities with unrealized losses, for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.

Northern Trust participates in the repurchase agreement market as a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until their repurchase.

Eurozone Exposure

Northern Trust continues to closely monitor economic developments in the eurozone. Northern Trust considers Ireland, Portugal, Italy, Greece, Spain, Cyprus and Slovenia to be those eurozone countries experiencing significant economic, fiscal and/or political strains. At March 31, 2014, Northern Trust’s gross exposure to obligors in Ireland totaled approximately $887 million, or less than 1% of Northern Trust’s total consolidated assets. There was no exposure to obligors in Portugal, Italy, Greece, Spain, Cyprus or Slovenia and no exposure to sovereign debt securities in those countries as of March 31, 2014. Of the total exposure to obligors in Ireland, $7 million was to banks and the remainder was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to these borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. Exposure levels at March 31, 2014 reflect Northern Trust’s risk management policies and practices, which operate to limit exposures to higher risk European financial and sovereign entities.

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

	March 31,		December 31,		March 31,
($ In Millions)	2014		2013		2013
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$26.1		$23.1		$21.1
Commercial Real Estate	51.6		49.2		53.7

Total Commercial	77.7		72.3		74.8

Personal
Residential Real Estate	180.9		189.1		173.6
Private Client	1.3		1.4		3.3

Total Personal	182.2		190.5		176.9

Total Nonperforming Loans and Leases	$259.9		$262.8		$251.7
Other Real Estate Owned	9.8		11.9		10.5

Total Nonperforming Assets	$269.7		$274.7		$262.2

90 Day Past Due Loans Still Accruing	$12.3		$16.4		$11.1

Nonperforming Loans and Leases to Total Loans and Leases	0.88%		0.89%		0.87%

Coverage of Loan and Lease Allowance to
Nonperforming Loans and Leases	1.1	x	1.1	x	1.2	x

Nonperforming assets of $269.7 million as of March 31, 2014 remain elevated from historical levels reflecting the effect of the economic downturn in 2008 on residential property valuations and general economic conditions. Residential real estate loans have exhibited persistent weakness, while commercial and institutional loans and commercial real estate loans have remained stable. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in credit quality, including nonperforming loan balances, impact the level of the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

Northern Trust focuses its lending efforts on clients who are looking to utilize a full range of financial services with Northern Trust. Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of conventional home mortgages and home equity credit lines, which generally require loan to collateral values of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties.

ASSET QUALITY (continued)

The commercial real estate class consists of commercial mortgages and construction, acquisition and development loans extended primarily to highly experienced developers and/or investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required.

Provision and Allowance for Credit Losses

The provision for credit losses is the charge to current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain the allowance for credit losses at an appropriate level to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, undrawn commitments, and standby letters of credit (inherent loss component). Control processes and analyses employed to evaluate the appropriateness of the allowance for credit losses are reviewed on at least an annual basis and modified as considered necessary.

The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay. Changes in collateral values, delinquency ratios, portfolio volume and concentration, and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative allowance factors that are applied in the determination of inherent allowance requirements.

The provision for credit losses totaled $3.0 million in the current quarter compared to $5.0 million in the prior year quarter. The current quarter provision reflects higher levels of commercial and institutional loans and continued weakness in residential real estate loans relative to the overall portfolio, partially offset by improvement in the credit quality of the commercial and institutional loan class. Residential real estate loans accounted for 70% and 69% of total nonperforming loans and leases at March 31, 2014 and 2013, respectively.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2014 and 2013 due to charge-offs, recoveries, and the provision for credit losses.

ASSET QUALITY (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	March 31, 2014		December 31, 2013		March 31, 2013
		Percent of		Percent of		Percent of
	Allowance	Loans to	Allowance	Loans to	Allowance	Loans to
($ In Millions)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Specific Allowance	$26.3	—%	$24.9	–%	$34.8	–%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	70.5	26	67.5	25	74.4	25
Commercial Real Estate	72.2	10	71.5	10	77.0	10
Lease Financing, net	3.5	3	4.2	3	5.0	4
Non-U.S.	2.6	5	2.1	3	2.7	4
Other	—	1	—	2	—	2

Total Commercial	148.8	45	145.3	43	159.1	45

Personal
Residential Real Estate	116.8	34	118.7	35	115.2	35
Private Client	17.5	21	19.0	22	14.7	20
Other	—	—	—	—	—	—

Total Personal	134.3	55	137.7	57	129.9	55

Total Allocated Inherent Allowance	$283.1	100%	$283.0	100%	$289.0	100%

Total Allowance for Credit Losses	309.4		307.9		323.8

Allowance Assigned to Loans and Leases	$279.2		$278.1		$294.1
Undrawn Commitments and Standby Letters of Credit	30.2		29.8		29.7

Total Allowance for Credit Losses	$309.4		$307.9		$323.8

Allowance Assigned to Loans and Leases to Total Loans and Leases	0.94%		0.95%		1.02%

MARKET RISK MANAGEMENT

As described in the 2013 Annual Report to Shareholders, Northern Trust manages its interest rate risk through two primary measurement techniques: simulation of earnings and simulation of economic value of equity. Also, as part of its risk management activities, it regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model.

Based on this continuing evaluation process, Northern Trust’s interest rate risk position, as measured by current market implied forward rates and sensitivity analyses, and the VaR associated with the foreign exchange trading portfolio, have not changed significantly since December 31, 2013.

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

	Three Months Ended
	March 31, 2014			March 31, 2013
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$295.4	$8.7	$304.1	$286.7	$7.6	$294.3
Interest Expense	49.7	—	49.7	60.6	—	60.6

Net Interest Income	$245.7	$8.7	$254.4	$226.1	$7.6	$233.7

Net Interest Margin	1.09%		1.12%	1.12%		1.15%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION
WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE	First Quarter
EQUIVALENT BASIS)	2014			2013
		Average			Average
($ In Millions)	Interest	Balance	Rate (3)	Interest	Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.7	$530.3	0.51%	$0.1	$249.5	0.18%
Interest-Bearing Deposits with Banks	32.1	17,062.5	0.76	35.0	18,099.5	0.78
Federal Reserve Deposits and Other Interest-Bearing	8.0	12,702.5	0.26	2.5	3,872.0	0.26
Securities
U.S. Government	6.4	2,313.7	1.13	4.6	1,782.8	1.05
Obligations of States and Political Subdivisions	3.5	213.1	6.56	5.1	321.1	6.32
Government Sponsored Agency	32.5	17,834.7	0.74	28.0	18,280.6	0.62
Other (1)	36.5	12,006.5	1.23	29.9	10,890.6	1.11

Total Securities	78.9	32,368.0	0.99	67.6	31,275.1	0.88

Loans and Leases (2)	184.4	29,177.4	2.56	189.1	28,661.9	2.68

Total Earning Assets	304.1	91,840.7	1.34	294.3	82,158.0	1.45

Allowance for Credit Losses Assigned to Loans and Leases	—	(277.8)	—	—	(296.1)	—
Cash and Due from Banks	—	2,806.6	—	—	3,392.5	—
Buildings and Equipment	—	457.7	—	—	467.5	—
Client Security Settlement Receivables	—	904.4	—	—	793.3	—
Goodwill	—	540.8	—	—	532.6	—
Other Assets	—	3,971.1	—	—	4,521.5	—

Total Assets	$—	$100,243.5	—%	$—	$91,569.3	—%

Average Source of Funds
Deposits
Savings and Money Market	$2.3	$14,713.8	0.06%	$2.8	$14,880.3	0.08%
Savings Certificates and Other Time	1.8	1,825.5	0.39	3.9	2,385.6	0.67
Non-U.S. Offices - Interest-Bearing	16.0	46,566.4	0.14	22.4	39,221.1	0.23

Total Interest-Bearing Deposits	20.1	63,105.7	0.13	29.1	56,487.0	0.21
Short-Term Borrowings	1.1	4,552.0	0.10	1.1	3,405.5	0.13
Senior Notes	17.5	1,996.6	3.57	19.2	2,403.9	3.24
Long-Term Debt	10.4	1,728.9	2.43	10.6	1,277.7	3.37
Floating Rate Capital Debt	0.6	277.1	0.81	0.6	277.1	0.88

Total Interest-Related Funds	49.7	71,660.3	0.28	60.6	63,851.2	0.39

Interest Rate Spread	—	—	1.06	—	—	1.06
Demand and Other Noninterest-Bearing Deposits	—	17,642.1	—	—	16,899.1	—
Other Liabilities	—	3,014.7	—	—	3,275.8	—
Stockholders’ Equity	—	7,926.4	—	—	7,543.2	—

Total Liabilities and Stockholders’ Equity	$—	$100,243.5	—%	$—	$91,569.3	—%

Net Interest Income/Margin (FTE Adjusted)	$254.4	$—	1.12%	$233.7	$—	1.15%

Net Interest Income/Margin (Unadjusted)	$245.7	$—	1.09%	$226.1	$—	1.12%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2013/2012
	Change Due To
	Average
(In Millions)	Balance	Rate	Total
Earning Assets (FTE)	$34.6	$(24.8)	$9.8
Interest-Related Funds	7.5	(18.4)	(10.9)

Net Interest Income (FTE)	$27.1	$(6.4)	$20.7

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of March 31, 2014 and 2013.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.5%. Total taxable equivalent interest adjustments amounted to $8.7 million and $7.6 million for the three months ended March 31 2014 and 2013, respectively.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking, such as statements concerning Northern Trust’s financial results and outlook, capital adequacy, dividend policy, risk management policies, litigation-related matters and contingent liabilities, accounting estimates and assumptions, industry trends, strategic initiatives, credit quality including allowance levels, planned capital expenditures and technology spending, future pension plan contributions, anticipated tax benefits and expenses, the expected impact of recent legislation and accounting pronouncements, and all other statements that do not relate to historical facts.

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “likely”, “may increase”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.”

Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results and involve risks and uncertainties that are difficult to predict. These statements are based on assumptions about many important factors, including:

•	the health of the U.S. and international economies and particularly the continuing uncertainty in Europe;

•	the downgrade of U.S. Government issued and other securities;

•	the health and soundness of financial institutions and other counterparties with which Northern Trust conducts business;

•	changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity;

•	the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums;

•	a significant downgrade of any of our debt ratings;

•	changes in foreign exchange trading client volumes, fluctuations and volatility in foreign currency exchange rates;

•	a decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions;

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

FORWARD-LOOKING STATEMENTS (continued)

•	difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio;

•	our ability to manage risks inherent in our business, including credit risk, operational risk, interest rate risk, liquidity risk, and strategic risk;

•	natural disasters, pandemics, terrorist events, and global conflicts;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets; regulatory and monetary policy developments;

•	failure to satisfy regulatory standards or obtain regulatory approvals when required, including for the use and distribution of capital;

•	changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients, including changes in accounting rules for fair value measurements and recognizing impairments;

•	changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry;

•	our ability to maintain existing business, continue to generate new business in our existing markets, and identify and penetrate targeted markets;

•	the impact of equity markets on fee revenue;

•	our ability to address the complex needs of a global client base and manage compliance with legal, tax, regulatory and other requirements globally, especially in immature markets;

•	our ability to maintain a product mix that achieves acceptable margins and to continue to generate investment results that satisfy clients and to develop an array of investment products;

•	our success in generating revenue in our securities lending business, including for our clients;

•	our success in recruiting and retaining employees and maintaining sufficient expertise;

•	our success in controlling expenses and implementing revenue enhancement initiatives;

•	our ability to innovate, improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

•	uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts;

•	increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy;

FORWARD-LOOKING STATEMENTS (continued)

•	risks that evolving regulations, such as Basel III and those promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust;

•	changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including changes that may affect leverage limits and risk-based capital and liquidity requirements for certain financial institutions, require financial institutions to pay higher assessments, expose financial institutions to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust;

•	risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals;

•	the risk of damage to our reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders;

•	risks associated with being a holding company, including our dependence on dividends from our principal subsidiary; and

•	other factors identified elsewhere in this report and other filings with the U.S. Securities and Exchange Commission, including those factors described in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, all of which are available on our website.

Actual results may differ materially from those expressed or implied by the forward-looking statements. Northern Trust assumes no obligation to update its forward-looking statements.

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and Due from Banks	$3,676.3	$3,162.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	510.0	529.6
Interest-Bearing Deposits with Banks	17,155.8	19,397.4
Federal Reserve Deposits and Other Interest-Bearing	12,211.0	12,911.5
Securities
Available for Sale	29,540.6	28,392.8
Held to Maturity (Fair value of $4,209.2 and $2,321.4)	4,211.7	2,325.8
Trading Account	1.5	1.7

Total Securities	33,753.8	30,720.3

Loans and Leases
Commercial	13,280.7	12,620.0
Personal	16,380.1	16,765.5

Total Loans and Leases (Net of unearned income of $300.4 and $286.2)	29,660.8	29,385.5

Allowance for Credit Losses Assigned to Loans and Leases	(279.2)	(278.1)
Buildings and Equipment	449.4	458.8
Client Security Settlement Receivables	1,845.2	1,355.2
Goodwill	541.6	540.7
Other Assets	4,307.9	4,764.0

Total Assets	$103,832.6	$102,947.3

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$19,102.4	$16,888.7
Savings and Money Market	15,506.0	14,991.5
Savings Certificates and Other Time	2,034.5	1,874.4
Non U.S. Offices – Noninterest-Bearing	2,060.4	1,881.8
– Interest-Bearing	47,564.4	48,461.7

Total Deposits	86,267.7	84,098.1
Federal Funds Purchased	1,013.9	965.1
Securities Sold Under Agreements to Repurchase	736.6	917.3
Other Borrowings	652.4	1,558.6
Senior Notes	1,996.7	1,996.6
Long-Term Debt	1,731.3	1,709.2
Floating Rate Capital Debt	277.2	277.1
Other Liabilities	3,208.5	3,513.3

Total Liabilities	95,884.3	95,035.3

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 236,481,078 and 237,322,035	408.6	408.6
Additional Paid-In Capital	1,022.9	1,035.7
Retained Earnings	7,241.4	7,134.8
Accumulated Other Comprehensive Loss	(236.1)	(244.3)
Treasury Stock (8,690,446 and 7,849,489 shares, at cost)	(488.5)	(422.8)

Total Stockholders’ Equity	7,948.3	7,912.0

Total Liabilities and Stockholders’ Equity	$103,832.6	$102,947.3

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended March 31,
(In Millions Except Share Information)	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$679.5	$630.7
Foreign Exchange Trading Income	50.1	59.5
Treasury Management Fees	16.8	16.8
Security Commissions and Trading Income	14.7	18.3
Other Operating Income	37.7	24.8
Investment Security Gains (Losses), net (Note)	(4.0)	0.2

Total Noninterest Income	794.8	750.3

Net Interest Income
Interest Income	295.4	286.7
Interest Expense	49.7	60.6

Net Interest Income	245.7	226.1
Provision for Credit Losses	3.0	5.0

Net Interest Income after Provision for Credit Losses	242.7	221.1

Noninterest Expense
Compensation	341.8	320.3
Employee Benefits	66.9	63.3
Outside Services	144.4	129.9
Equipment and Software	101.3	91.4
Occupancy	44.2	43.2
Other Operating Expense	69.4	80.8

Total Noninterest Expense	768.0	728.9

Income before Income Taxes	269.5	242.5
Provision for Income Taxes	88.1	78.5

Net Income	$181.4	$164.0

Net Income Applicable to Common Stock	$181.4	$164.0

Per Common Share
Net Income – Basic	$0.75	$0.68
– Diluted	0.75	0.67

Average Number of Common Shares Outstanding – Basic	237,208,151	239,167,559
– Diluted	239,050,714	240,189,215

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

		Three Months Ended March 31,
(In Millions)		2014	2013
	Net Income	$181.4	$164.0
	Other Comprehensive Income (Net of Tax and Reclassifications)
	Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	1.3
	Net Unrealized Gains (Losses) on Cash Flow Hedges	1.6	(5.2)
	Foreign Currency Translation Adjustments	(1.3)	(4.2)
	Pension and Other Postretirement Benefit Adjustments	3.4	7.0

	Other Comprehensive Income (Loss)	8.2	(1.1)

	Comprehensive Income	$189.6	$162.9

Note:	Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(4.6)	$—
	Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	0.7	—
	Other Security Gains (Losses), net	(0.1)	0.2

	Investment Security Gains (Losses), net	$(4.0)	$0.2

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN	NORTHERN TRUST CORPORATION
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2014	2013
Common Stock
Balance at January 1 and March 31	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	1,035.7	1,012.7
Treasury Stock Transactions – Stock Options and Awards	(43.2)	(35.6)
Stock Options and Awards – Amortization	23.3	20.8
Stock Options and Awards – Tax Benefits	7.1	(2.7)

Balance at March 31	1,022.9	995.2

Retained Earnings
Balance at January 1	7,134.8	6,702.7
Net Income	181.4	164.0
Dividends Declared – Common Stock	(74.8)	(72.9)

Balance at March 31	7,241.4	6,793.8

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(244.3)	(283.0)
Net Unrealized Gains (Losses) on Securities Available for Sale	4.5	1.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	1.6	(5.2)
Foreign Currency Translation Adjustments	(1.3)	(4.2)
Pension and Other Postretirement Benefit Adjustments	3.4	7.0

Balance at March 31	(236.1)	(284.1)

Treasury Stock
Balance at January 1	(422.8)	(314.0)
Stock Options and Awards	97.3	87.1
Stock Purchased	(163.0)	(74.5)

Balance at March 31	(488.5)	(301.4)

Total Stockholders’ Equity at March 31	$7,948.3	$7,612.1

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2014	2013
Cash Flows from Operating Activities:
Net Income	$181.4	$164.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security (Gains) Losses, net	4.0	(0.2)
Amortization and Accretion of Securities and Unearned Income, net	3.0	1.5
Provision for Credit Losses	3.0	5.0
Depreciation on Buildings and Equipment	23.0	22.4
Amortization of Computer Software	55.6	48.7
Amortization of Intangibles	4.9	5.2
Pension Plan Contributions	(13.9)	(16.4)
Change in Receivables	(254.9)	(32.3)
Change in Interest Payable	(0.1)	(18.8)
Change in Collateral With Derivative Counterparties, net	505.7	52.3
Other Operating Activities, net	26.8	81.1

Net Cash Provided by Operating Activities	538.5	312.5

Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	19.6	(190.7)
Change in Interest-Bearing Deposits with Banks	2,329.1	108.7
Net Change in Federal Reserve Deposits and Other Interest-Bearing Assets	700.2	1,791.0
Purchases of Securities – Held to Maturity	(2,467.4)	(2,182.6)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	597.6	1,633.6
Purchases of Securities – Available for Sale	(3,939.1)	(2,276.8)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	2,803.7	3,728.9
Change in Loans and Leases	(274.9)	637.4
Purchases of Buildings and Equipment	(13.5)	(11.9)
Purchases and Development of Computer Software	(74.9)	(60.4)
Change in Client Security Settlement Receivables	(485.6)	1,232.6
Other Investing Activities, net	(16.9)	29.1

Net Cash Provided by (Used in) Investing Activities	(822.1)	4,438.9

Cash Flows from Financing Activities:
Change in Deposits	2,082.4	(5,778.3)
Change in Federal Funds Purchased	48.8	540.3
Change in Securities Sold under Agreements to Repurchase	(180.7)	(209.6)
Change in Short-Term Other Borrowings	(1,004.4)	1,057.3
Repayments of Senior Notes and Long-Term Debt	(1.1)	(201.0)
Treasury Stock Purchased	(163.0)	(74.2)
Net Proceeds from Stock Options	54.0	51.1
Cash Dividends Paid on Common Stock	(75.0)	(1.1)
Other Financing Activities, net	27.1	(52.1)

Net Cash Provided by (Used in) Financing Activities	788.1	(4,667.6)

Effect of Foreign Currency Exchange Rates on Cash	9.4	(63.0)

Increase in Cash and Due from Banks	513.9	20.8
Cash and Due from Banks at Beginning of Year	3,162.4	3,752.7

Cash and Due from Banks at End of Period	$3,676.3	$3,773.5

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$50.4	$79.4
Income Taxes Paid	15.1	14.5
Transfers from Loans to OREO	1.9	4.4

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended March 31, 2014 and 2013, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. Within the statement of cash flows, net changes in the fair values of derivative assets and liabilities, previously included within Net Changes in Derivative Fair Value, Including Required Collateral, are included in Other Operating Activities, net. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2013 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – As of January 1, 2014, Northern Trust adopted Accounting Standards Update (ASU) No. 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”, and has elected to account for investments in qualified affordable housing projects using the proportional amortization method when the conditions to apply are met. Northern Trust recognized the cumulative effect of the adoption in the current period, resulting in a $1.1 million increase in the provision for income taxes and a $0.2 million increase in income before income taxes, and the adoption of the ASU will not have a material impact on Northern Trust’s consolidated financial position or results of operations going forward.

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2014, Northern Trust’s available for sale securities portfolio included 891 Level 2 securities with an aggregate market value of $27.0 billion. All 891 securities were valued by external pricing vendors. As of December 31, 2013, Northern Trust’s available for sale securities portfolio included 831 Level 2 securities with an aggregate market value of $26.4 billion. Of those, 829 securities, with an aggregate market value of $26.3 billion, were valued by external pricing vendors. The remaining 2 securities, with an aggregate market value of $57.4 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. Trading account securities, which totaled $1.5 million and $1.7 million as of March 31, 2014 and December 31, 2013, respectively, were all valued using external pricing vendors.

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

Notes to Consolidated Financial Statements (continued)

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace.

Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about the estimated remaining lives of the securities and the applicable discount rates. Significant increases (decreases) in the estimated remaining lives or the discount rates in isolation would result in a significantly lower (higher) fair value measurement. Level 3 liabilities at December 31, 2013 consisted of acquisition-related contingent consideration liabilities, the fair value of which was determined using an income-based (discounted cash flow) model that incorporated Northern Trust’s own assumptions about business growth rates and applicable discount rates, which represented unobservable inputs to the model. As of March 31, 2014, the value of the acquisition-related consideration had been agreed by the parties to be $55.3 million, removing the contingency.

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

Notes to Consolidated Financial Statements (continued)

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

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets as of March 31, 2014.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Lives and Rates
Auction Rate Securities	$98.5 million	Discounted Cash Flow	Remaining lives Discount rates	2.2 – 8.6 years 0.2% – 7.8%

Notes to Consolidated Financial Statements (continued)

The following presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
March 31, 2014
Securities
Available for Sale
U.S. Government	$2,414.7	$—	$—	$—	$2,414.7
Obligations of States and Political Subdivisions	—	4.6	—	—	4.6
Government Sponsored Agency	—	18,150.8	—	—	18,150.8
Corporate Debt	—	3,626.0	—	—	3,626.0
Covered Bonds	—	1,978.5	—	—	1,978.5
Supranational, Sovereign and Non-U.S. Agency Bonds	—	720.5	—	—	720.5
Residential Mortgage-Backed	—	45.7	—	—	45.7
Other Asset-Backed	—	2,304.7	—	—	2,304.7
Auction Rate	—	—	98.5	—	98.5
Other	—	196.6	—	—	196.6

Total Available for Sale	2,414.7	27,027.4	98.5	—	29,540.6

Trading Account	—	1.5	—	—	1.5

Total Available for Sale and Trading Securities	2,414.7	27,028.9	98.5	—	29,542.1

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	1,866.1	—	—	1,866.1
Interest Rate Contracts	—	228.4	—	—	228.4

Total Derivative Assets	—	2,094.5	—	(1,393.7)	700.8

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,890.4	—	—	1,890.4
Interest Rate Contracts	—	154.8	—	—	154.8
Credit Default Swaps	—	—	—	—	—

Total Derivative Liabilities	—	2,045.2	—	(1,445.0)	600.2

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2014, derivative assets and liabilities shown above also include reductions of $313.6 million and $364.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2013
Securities
Available for Sale
U.S. Government	$1,917.9	$—	$—	$—	$1,917.9
Obligations of States and Political Subdivisions	—	4.6	—	—	4.6
Government Sponsored Agency	—	17,528.0	—	—	17,528.0
Corporate Debt	—	3,524.5	—	—	3,524.5
Covered Bonds	—	1,943.9	—	—	1,943.9
Supranational, Sovereign and Non-U.S. Agency Bonds	—	720.6	—	—	720.6
Residential Mortgage-Backed	—	48.1	—	—	48.1
Other Asset-Backed	—	2,391.8	—	—	2,391.8
Auction Rate	—	—	98.9	—	98.9
Other	—	214.5	—	—	214.5

Total Available for Sale	1,917.9	26,376.0	98.9	—	28,392.8

Trading Account	—	1.7	—	—	1.7

Total Available for Sale and Trading Securities	1,917.9	26,377.7	98.9	—	28,394.5

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	2,865.7	—	—	2,865.7
Interest Rate Contracts	—	237.9	—	—	237.9

Total Derivative Assets	—	3,103.6	—	(1,369.0)	1,734.6

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	2,905.7	—	—	2,905.7
Interest Rate Swaps	—	195.2	—	—	195.2

Total Derivative Liabilities	—	3,100.9	—	(1,926.0)	1,174.9

Contingent Consideration	$—	$—	$55.4	$—	$55.4

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2013, derivative assets and liabilities shown above also include reductions of $210.7 million and $767.7 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013.

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended March 31,	2014	2013
Fair Value at January 1	$98.9	$97.8
Total Gains (Losses):
Included in Earnings (1)	—	0.1
Included in Other Comprehensive Income (2)	(0.2)	2.7
Purchases, Issues, Sales, and Settlements
Sales	0.1	—
Settlements	(0.3)	(1.0)

Fair Value at March 31	$98.5	$99.6

(1)	Realized gains for the three month period ended March 31, 2013 of $0.1 million represent gains from redemptions by issuers, which are recorded in interest income within the consolidated statement of income.
(2)	Unrealized gains (losses) related to auction rate securities are included in net unrealized gains (losses) on securities available for sale within the consolidated statement of comprehensive income.

Level 3 Liabilities (In Millions)	Contingent Consideration
Three Months Ended March 31,	2014	2013
Fair Value at January 1	$55.4	$50.1
Total (Gains) and Losses:
Included in Earnings (1)	(0.1)	1.3
Included in Other Comprehensive Income	—	—
Purchases, Issues, Sales, and Settlements
Purchases	—	—
Settlements	(55.3)	—

Fair Value at March 31	$—	$51.4

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at March 31 (1)	$—	$1.3

(1)	Gains (losses) are recorded in other operating income (expense) within the consolidated statement of income.

During the three months ended March 31, 2014 and 2013, there were no transfers into or out of Level 3 assets or liabilities.

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

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at March 31, 2014 and 2013, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of Other Real Estate Owned (OREO) properties. Fair values of real estate loan collateral were estimated using a market approach typically supported by third party valuations and property specific fees and taxes. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.

Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $33.3 million and $1.5 million, respectively, at March 31, 2014, and $32.4 million and $1.5 million, respectively, at March 31, 2013. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2014.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$33.3 million	Market Approach	Discount to reflect realizable value	15% – 40%
OREO	$1.5 million	Market Approach	Discount to reflect realizable value	15% – 40%

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

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of all financial instruments.

(In Millions)	March 31, 2014
	Book	Total	Fair Value
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,676.3	$3,676.3	$3,676.3	$—	$—
Federal Funds Sold and Resell Agreements	510.0	510.0	—	510.0	—
Interest-Bearing Deposits with Banks	17,155.8	17,155.8	—	17,155.8	—
Federal Reserve Deposits and Other Interest-Bearing	12,211.0	12,211.0	—	12,211.0	—
Securities
Available for Sale (1)	29,540.6	29,540.6	2,414.7	27,027.4	98.5
Held to Maturity	4,211.7	4,209.2	—	4,209.2	—
Trading Account	1.5	1.5	—	1.5	—
Loans (excluding Leases)
Held for Investment	28,492.5	28,533.1	—	—	28,533.1
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	1,845.2	1,845.2	—	1,845.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	194.7	194.7	—	194.7	—
Community Development Investments	216.3	219.9	—	219.9	—
Employee Benefit and Deferred Compensation	149.3	145.6	93.9	51.7	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$36,668.8	$36,668.8	$36,668.8	$—	$—
Savings Certificates and Other Time	2,034.5	2,036.6	—	2,036.6	—
Non U.S. Offices Interest-Bearing	47,564.4	47,564.4	—	47,564.4	—
Federal Funds Purchased	1,013.9	1,013.9	—	1,013.9	—
Securities Sold under Agreements to Repurchase	736.6	736.6	—	736.6	—
Other Borrowings	652.4	652.4	—	652.4	—
Senior Notes	1,996.7	2,020.1	—	2,020.1	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,560.4	1,587.1	—	1,587.1	—
Federal Home Loan Bank Borrowings	135.0	135.7	—	135.7	—
Floating Rate Capital Debt	277.2	238.9	—	238.9	—
Other Liabilities
Standby Letters of Credit	57.6	57.6	—	—	57.6
Loan Commitments	33.0	33.0	—	—	33.0
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$11.9	$11.9	$—	$11.9	$—
Liabilities	23.7	23.7	—	23.7	—
Interest Rate Contracts
Assets	111.7	111.7	—	111.7	—
Liabilities	43.5	43.5	—	43.5	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,854.2	1,854.2	—	1,854.2	—
Liabilities	1,866.7	1,866.7	—	1,866.7	—
Interest Rate Contracts
Assets	116.7	116.7	—	116.7	—
Liabilities	111.3	111.3	—	111.3	—

(1)	Refer to the table located on page 33 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2013
	Book	Total	Fair Value
	Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,162.4	$3,162.4	$3,162.4	$–	$—
Federal Funds Sold and Resell Agreements	529.6	529.6	—	529.6	—
Interest-Bearing Deposits with Banks	19,397.4	19,397.4	—	19,397.4	—
Federal Reserve Deposits and Other Interest-Bearing	12,911.5	12,911.5	—	12,911.5	—
Securities
Available for Sale (1)	28,392.8	28,392.8	1,917.9	26,376.0	98.9
Held to Maturity	2,325.8	2,321.4	—	2,321.4	—
Trading Account	1.7	1.7	—	1.7	—
Loans (excluding Leases)
Held for Investment	28,136.5	28,147.2	—	—	28,147.2
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	1,355.2	1,355.2	—	1,355.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	194.7	194.7	—	194.7	—
Community Development Investments	228.1	227.8	—	227.8	—
Employee Benefit and Deferred Compensation	132.7	126.9	79.3	47.6	—
Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$33,762.0	$33,762.0	$33,762.0	$—	$—
Savings Certificates and Other Time	1,874.4	1,877.1	—	1,877.1	—
Non U.S. Offices Interest-Bearing	48,461.7	48,461.7	—	48,461.7	—
Federal Funds Purchased	965.1	965.1	—	965.1	—
Securities Sold under Agreements to Repurchase	917.3	917.3	—	917.3	—
Other Borrowings	1,558.6	1,558.6	—	1,558.6	—
Senior Notes	1,996.6	1,989.3	—	1,989.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,537.3	1,563.5	—	1,563.5	—
Federal Home Loan Bank Borrowings	135.0	137.2	—	137.2	—
Floating Rate Capital Debt	277.1	230.2	—	230.2	—
Other Liabilities
Standby Letters of Credit	59.6	59.6	—	—	59.6
Contingent Consideration	55.4	55.4	—	—	55.4
Loan Commitments	35.7	35.7	—	—	35.7
Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$21.0	$21.0	$—	$21.0	$—
Liabilities	59.5	59.5	—	59.5	—
Interest Rate Swaps
Assets	115.1	115.1	—	115.1	—
Liabilities	78.2	78.2	—	78.2	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,844.7	2,844.7	—	2,844.7	—
Liabilities	2,846.2	2,846.2	—	2,846.2	—
Interest Rate Contracts
Assets	122.8	122.8	—	122.8	—
Liabilities	117.0	117.0	—	117.0	—

(1)	Refer to the table located on page 34 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at March 31, 2014 and December 31, 2013.

Securities Available for Sale	March 31, 2014
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$2,396.0	$20.5	$1.8	$2,414.7
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	18,131.4	65.1	45.7	18,150.8
Corporate Debt	3,661.9	5.3	41.2	3,626.0
Covered Bonds	1,965.2	13.7	0.4	1,978.5
Supranational, Sovereign and Non-U.S. Agency Bonds	719.9	2.0	1.4	720.5
Residential Mortgage-Backed	48.6	0.1	3.0	45.7
Other Asset-Backed	2,302.8	2.0	0.1	2,304.7
Auction Rate	97.3	2.1	0.9	98.5
Other	196.1	0.5	—	196.6

Total	$29,523.7	$111.4	$94.5	$29,540.6

Securities Held to Maturity	March 31, 2014
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$196.2	$9.7	$—	$205.9
Government Sponsored Agency	32.1	1.1	—	33.2
Non-U.S. Government Debt	176.1	—	0.1	176.0
Certificates of Deposit	1,531.8	0.1	0.1	1,531.8
Supranational, Sovereign and Non-U.S. Agency Bonds	2,217.5	3.8	6.3	2,215.0
Other	58.0	0.1	10.8	47.3

Total	$4,211.7	$14.8	$17.3	$4,209.2

Securities Available for Sale	December 31, 2013
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
U.S. Government	$1,896.7	$22.6	$1.4	$1,917.9
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	17,495.2	80.7	47.9	17,528.0
Corporate Debt	3,615.2	10.5	101.2	3,524.5
Covered Bonds	1,898.9	50.9	5.9	1,943.9
Supranational, Sovereign and Non-U.S. Agency Bonds	717.0	5.3	1.7	720.6
Residential Mortgage-Backed	52.4	0.1	4.4	48.1
Other Asset-Backed	2,390.8	1.4	0.4	2,391.8
Auction Rate	97.5	2.2	0.8	98.9
Other	214.1	0.4	—	214.5

Total	$28,382.3	$174.2	$163.7	$28,392.8

Securities Held to Maturity	December 31, 2013
	Amortized	Gross Unrealized		Fair
(In Millions)	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$225.2	$10.3	$—	$235.5
Government Sponsored Agency	35.9	1.1	—	37.0
Non-U.S. Government Debt	197.3	—	—	197.3
Certificates of Deposit	698.1	—	0.2	697.9
Supranational, Sovereign and Non-U.S. Agency Bonds	1,109.4	0.8	4.3	1,105.9
Other	59.9	0.1	12.2	47.8

Total	$2,325.8	$12.3	$16.7	$2,321.4

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of March 31, 2014.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$9,112.9	$9,117.7
Due After One Year Through Five Years	15,997.9	16,023.6
Due After Five Years Through Ten Years	2,946.9	2,937.8
Due After Ten Years	1,466.0	1,461.5

Total	29,523.7	29,540.6

Held to Maturity
Due in One Year or Less	1,897.9	1,900.9
Due After One Year Through Five Years	2,256.4	2,257.5
Due After Five Years Through Ten Years	25.3	25.9
Due After Ten Years	32.1	24.9

Total	$4,211.7	$4,209.2

Note:	Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security losses of $4.0 million were recognized in the three months ended March 31, 2014, and include $3.9 million of charges related to the other-than-temporary impairment of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Gross proceeds from the sale of securities during the three months ended March 31, 2014 of $199.7 million resulted in gross realized gains of $0.3 million and gross realized losses of $0.4 million. Gross proceeds from the sale of securities during the three months ended March 31, 2013 of $55.7 million resulted in gross realized gains of $0.2 million.

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of March 31, 2014 and December 31, 2013.

as of March 31, 2014	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses
U.S. Government	$1,195.6	$1.8	$—	$—	$1,195.6	$1.8
Government Sponsored Agency	6,055.6	33.6	913.1	12.1	6,968.7	45.7
Corporate Debt	1,323.6	20.8	497.0	20.4	1,820.6	41.2
Covered Bonds	190.1	0.2	9.9	0.2	200.0	0.4
Supranational, Sovereign and Non-U.S. Agency Bonds	1,260.4	7.7	—	—	1,260.4	7.7
Residential Mortgage-Backed	—	—	41.0	3.0	41.0	3.0
Other Asset-Backed	187.4	0.1	—	—	187.4	0.1
Auction Rate	23.2	0.2	13.7	0.7	36.9	0.9
Non-U.S. Government Debt	148.9	0.1	—	—	148.9	0.1
Certificates of Deposit	473.5	0.1	—	—	473.5	0.1
Other	41.3	3.5	29.0	7.3	70.3	10.8

Total	$10,899.6	$68.1	$1,503.7	$43.7	$12,403.3	$111.8

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses as of December 31, 2013	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses
U.S. Government	$896.4	$1.4	$—	$—	$896.4	$1.4
Government Sponsored Agency	4,340.8	42.6	413.7	5.3	4,754.5	47.9
Corporate Debt	1,759.5	85.4	267.0	15.8	2,026.5	101.2
Covered Bonds	278.8	5.7	9.9	0.2	288.7	5.9
Supranational, Sovereign and Non-U.S. Agency Bonds	789.4	6.0	—	—	789.4	6.0
Residential Mortgage-Backed	—	—	42.0	4.4	42.0	4.4
Other Asset-Backed	677.0	0.4	—	—	677.0	0.4
Certificates of Deposit	684.2	0.2	—	—	684.2	0.2
Auction Rate	22.1	0.1	14.0	0.7	36.1	0.8
Other	25.7	4.0	29.5	8.2	55.2	12.2

Total	$9,473.9	$145.8	$776.1	$34.6	$10,250.0	$180.4

As of March 31, 2014, 509 securities with a combined fair value of $12.4 billion were in an unrealized loss position, with their unrealized losses totaling $111.8 million. Unrealized losses of $45.7 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. Unrealized losses of $41.2 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 46% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.

Unrealized losses on residential mortgage-backed securities totaling $3.0 million reflect the impact of wider credit and liquidity spreads on the valuations of 5 residential mortgage-backed securities since purchase, with $41.0 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities at March 31, 2014 had a total amortized cost and fair value of $48.6 million and $45.7 million, respectively. Securities classified as “other asset-backed” had average lives less than 5 years, and 99% were rated triple-A.

The majority of the $10.8 million of unrealized losses in securities classified as “other” at March 31, 2014 relate to securities which Northern Trust purchases for compliance with CRA. Unrealized losses on these CRA related securities are attributable to their purchase at below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $0.9 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2014 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity. As of March 31, 2014, Northern Trust does not intend to sell any investment in an unrealized loss position and it is not more likely than not that Northern Trust will be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

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

As of March 31, 2014, loss estimates for subprime, Alt-A, prime and 2nd lien collateral portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. March 31, 2014 amortized cost, weighted average ultimate default rates, and impairment severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

Notes to Consolidated Financial Statements (continued)

($ In Millions)	March 31, 2014
			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$7.2	19.7%	32.5%	53.4%	47.0%
Alt-A	11.8	40.1	64.7	64.7	64.7
Subprime	21.6	47.1	74.0	77.1	74.7
2nd Lien	8.0	32.3	98.9	99.0	99.0

Total Non-Agency Residential Mortgage-Backed Securities	$48.6	38.5%	32.5%	99.0%	72.1%

Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of expected loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable.

The process for identifying credit impairment within CRA eligible mortgage-backed securities incorporates an expected loss approach on the underlying collateral pools. To evaluate whether an unrealized loss on CRA mortgage-backed securities is other-than-temporary, a reasonable forecast of the security’s ultimate recovery value is calculated using available data including default rates, current delinquency pipeline, loan loss severities and historical performance of like collateral, along with Northern Trust’s outlook for the housing market and the overall economy. If the estimated recovery value of the collateral pools is less than the current amortized cost of the security, a credit-related OTTI loss is recorded to earnings equal to the difference between the two amounts.

Impairments of CRA mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, pool credit enhancement level, year of origination, and estimated credit quality of the collateral. The factors used in estimating losses related to CRA mortgage-backed securities vary by vintage of loan origination and collateral quality.

As of March 31, 2014, impairment estimates for CRA mortgage-backed securities were developed using default and loss severity rates sourced from industry mortgage data. Ultimate recovery value of the securities was determined by applying default and severity rates against remaining collateral balances in the pools. An expected loss amount was calculated by applying loss severity rates on defaulted amounts. Lastly, book values were compared against collateral values net of expected losses in order to determine OTTI.

There was $3.9 million of OTTI losses recognized during the three months ended March 31, 2014 related to CRA eligible mortgage-backed securities. There were no OTTI losses recognized during the three months ended March 31, 2013.

Notes to Consolidated Financial Statements (continued)

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In Millions)	2014	2013
Changes in OTTI Losses*	$(4.6)	$—
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	0.7	—

Net Impairment Losses Recognized in Earnings	$(3.9)	$—

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended March 31,
(In Millions)	2014	2013
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$8.8	$42.3
Plus: Losses on Newly Identified Impairments	1.8	—
Additional Losses on Previously Identified Impairments	2.1	—
Less: Current and Prior Period Losses on Securities Sold During the Period	—	(33.5)

Cumulative Credit-Related Losses on Securities Held – End of Period	$12.7	$8.8

The table below provides information regarding debt securities held as of March 31, 2014 and December 31, 2013, for which an OTTI loss has been recognized in the current period or previously.

(In Millions)	March 31, 2014	December 31, 2013
Fair Value	$52.4	$38.3
Amortized Cost Basis	55.4	42.8

Noncredit-related Losses Recognized in OCI	(3.0)	(4.5)
Tax Effect	1.1	1.7

Amount Recorded in OCI	$(1.9)	$(2.8)

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	March 31, 2014	December 31, 2013
Commercial
Commercial and Institutional	$7,738.2	$7,375.8
Commercial Real Estate	3,018.9	2,955.8
Lease Financing, net	892.6	975.1
Non-U.S.	1,349.7	954.7
Other	281.3	358.6

Total Commercial	13,280.7	12,620.0

Personal
Residential Real Estate	10,093.9	10,271.3
Private Client	6,247.8	6,445.6
Other	38.4	48.6

Total Personal	16,380.1	16,765.5

Total Loans and Leases	29,660.8	29,385.5

Allowance for Credit Losses Assigned to Loans and Leases	(279.2)	(278.1)

Net Loans and Leases	$29,381.6	$29,107.4

Residential real estate loans consist of conventional home mortgages and equity credit lines that generally require a loan to collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan.

As of March 31, 2014 and December 31, 2013, equity credit lines totaled $1.9 billion and $2.0 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 87% of the total equity credit lines as of those dates.

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments, that totaled $1.5 billion at March 31, 2014 and $1.3 billion at December 31, 2013. Demand deposits reclassified as loan balances totaled $117.5 million and $104.1 million at March 31, 2014 and December 31, 2013, respectively. There were no loans classified as held for sale at March 31, 2014 or December 31, 2013.

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

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

Loan and lease segment and class balances as of March 31, 2014 and December 31, 2013 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	March 31, 2014				December 31, 2013
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$4,730.7	$2,860.4	$147.1	$7,738.2	$4,432.5	$2,801.5	$141.8	$7,375.8
Commercial Real Estate	1,150.6	1,709.7	158.6	3,018.9	1,053.7	1,748.7	153.4	2,955.8
Lease Financing, net	458.9	429.3	4.4	892.6	685.7	285.0	4.4	975.1
Non-U.S.	523.2	825.6	0.9	1,349.7	442.8	511.9	—	954.7
Other	172.7	108.6	—	281.3	157.7	200.9	—	358.6

Total Commercial	7,036.1	5,933.6	311.0	13,280.7	6,772.4	5,548.0	299.6	12,620.0

Personal
Residential Real Estate	3,124.3	6,473.6	496.0	10,093.9	3,204.6	6,563.6	503.1	10,271.3
Private Client	3,932.5	2,308.3	7.0	6,247.8	3,957.6	2,481.2	6.8	6,445.6
Other	23.4	15.0	—	38.4	21.2	27.4	—	48.6

Total Personal	7,080.2	8,796.9	503.0	16,380.1	7,183.4	9,072.2	509.9	16,765.5

Total Loans and Leases	$14,116.3	$14,730.5	$814.0	$29,660.8	$13,955.8	$14,620.2	$809.5	$29,385.5

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

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of March 31, 2014 and December 31, 2013.

March 31, 2014
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,700.8	$5.5	$4.2	$1.6	$7,712.1	$26.1	$7,738.2
Commercial Real Estate	2,934.0	22.5	3.8	7.0	2,967.3	51.6	3,018.9
Lease Financing, net	892.6	—	—	—	892.6	—	892.6
Non-U.S.	1,349.7	—	—	—	1,349.7	—	1,349.7
Other	281.3	—	—	—	281.3	—	281.3

Total Commercial	13,158.4	28.0	8.0	8.6	13,203.0	77.7	13,280.7

Personal
Residential Real Estate	9,841.0	65.7	3.2	3.1	9,913.0	180.9	10,093.9
Private Client	6,206.8	30.9	8.2	0.6	6,246.5	1.3	6,247.8
Other	38.4	—	—	—	38.4	—	38.4

Total Personal	16,086.2	96.6	11.4	3.7	16,197.9	182.2	16,380.1

Total Loans and Leases	$29,244.6	$124.6	$19.4	$12.3	$29,400.9	$259.9	$29,660.8

			Other Real Estate Owned			9.8

		Total Nonperforming Assets				$269.7

December 31, 2013
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,332.3	$5.0	$12.1	$3.3	$7,352.7	$23.1	$7,375.8
Commercial Real Estate	2,881.1	4.1	14.6	6.8	2,906.6	49.2	2,955.8
Lease Financing, net	975.1	—	—	—	975.1	—	975.1
Non-U.S.	954.7	—	—	—	954.7	—	954.7
Other	358.6	—	—	—	358.6	—	358.6

Total Commercial	12,501.8	9.1	26.7	10.1	12,547.7	72.3	12,620.0

Personal
Residential Real Estate	9,934.4	129.3	15.6	2.9	10,082.2	189.1	10,271.3
Private Client	6,404.2	29.1	7.5	3.4	6,444.2	1.4	6,445.6
Other	48.6	—	—	—	48.6	—	48.6

Total Personal	16,387.2	158.4	23.1	6.3	16,575.0	190.5	16,765.5

Total Loans and Leases	$28,889.0	$167.5	$49.8	$16.4	$29,122.7	$262.8	$29,385.5

		Other Real Estate Owned				11.9

		Total Nonperforming Assets				$274.7

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

The following tables provide information related to impaired loans by segment and class.

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Specific	Recorded	Principal	Specific
(In Millions)	Investment	Balance	Allowance	Investment	Balance	Allowance
With No Related Specific Allowance
Commercial and Institutional	$12.2	$15.4	$—	$12.2	$18.1	$—
Commercial Real Estate	49.8	58.1	—	46.6	57.1	—
Lease Financing, net	4.4	4.4	—	4.4	4.4	—
Residential Real Estate	190.7	237.3	—	185.0	227.8	—
Private Client	0.5	0.5	—	0.8	0.8	—
With a Related Specific Allowance
Commercial and Institutional	12.3	13.0	3.7	9.6	12.1	3.6
Commercial Real Estate	27.0	33.0	6.0	26.7	31.5	4.5
Residential Real Estate	5.1	5.3	1.7	8.1	8.7	2.3
Private Client	0.4	0.4	0.4	—	—	—
Total
Commercial	105.7	123.9	9.7	99.5	123.2	8.1
Personal	196.7	243.5	2.1	193.9	237.3	2.3

Total	$302.4	$367.4	$11.8	$293.4	$360.5	$10.4

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In Millions)	Investment	Recognized	Investment	Recognized
With No Related Specific Allowance
Commercial and Institutional	$11.4	$—	$12.2	$—
Commercial Real Estate	44.8	0.3	39.6	0.2
Lease Financing, net	4.4	0.1	4.6	—
Residential Real Estate	189.2	0.6	141.0	0.5
Private Client	0.7	—	9.4	0.1
With a Related Specific Allowance
Commercial and Institutional	10.0	—	11.0	—
Commercial Real Estate	26.4	—	30.4	—
Residential Real Estate	7.1	—	9.8	—
Private Client	0.1	—	1.1	—
Total
Commercial	97.0	0.4	97.8	0.2
Personal	197.1	0.6	161.3	0.6

Total	$294.1	$1.0	$259.1	$0.8

Note:	Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.5 million and $2.6 million, respectively, for the three months ended March 31, 2014 and 2013.

There were $2.9 million and $3.4 million of aggregate undrawn loan commitments and standby letters of credit at March 31, 2014 and December 31, 2013, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings (TDRs). Included within impaired loans were $61.9 million and $72.7 million of nonperforming TDRs, and $95.9 million and $89.8 million of performing TDRs as of March 31, 2014 and December 31, 2013, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain reported as impaired.

Notes to Consolidated Financial Statements (continued)

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three month period ended March 31, 2014 and 2013, and the recorded investments and unpaid principal balances as of March 31, 2014 and 2013.

($ In Millions)	Three Months Ended March 31, 2014
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial Real Estate	1	$0.7	$0.7

Total Commercial	1	0.7	0.7

Personal
Residential Real Estate	34	3.5	3.8
Private Client	1	—	—

Total Personal	35	3.5	3.8

Total Loans and Leases	36	$4.2	$4.5

Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended March 31, 2013
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	7	$2.5	$3.1
Commercial Real Estate	1	0.1	0.1

Total Commercial	8	2.6	3.2

Personal
Residential Real Estate	48	41.7	43.1
Private Client	5	12.8	12.8

Total Personal	53	54.5	55.9

Total Loans and Leases	61	$57.1	$59.1

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.

During the three months ended March 31, 2014, the majority of TDR modifications of loans within the commercial real estate, residential real estate, and private client classes were extensions of term. During the three months ended March 31, 2013, TDR modifications of loans within the commercial and institutional, commercial real estate, and private client classes were primarily deferrals of principal; extensions of term, and other modifications, and modifications of loans within the residential real estate class were primarily deferrals of principal, interest rate concessions, extensions of term, and other modifications.

There were no loans or leases modified in TDRs in the 12 months ended December 31, 2013 or 2012 which subsequently became nonperforming during the three months ended March 31, 2014 or 2013, respectively.

Notes to Consolidated Financial Statements (continued)

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.

6. Allowance for Credit Losses – The allowance for credit losses, which represents management’s estimate of probable losses related to specific borrower relationships and inherent in the various loan and lease portfolios, undrawn commitments, and standby letters of credit, is determined by management through a disciplined credit review process. Northern Trust’s accounting policies related to the estimation of the allowance for credit losses and the charging off of loans, leases and other extensions of credit deemed uncollectible are consistent across both loan and lease segments.

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

Similar risk characteristics by type of exposure are analyzed when determining the allowance for undrawn commitments and standby letters of credit. These qualitative factors, together with historical loss rates, serve as the basis for the allowance for credit losses.

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

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding changes in the total allowance for credit losses by segment during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$168.0	$139.9	$307.9	$194.2	$133.4	$327.6
Charge-Offs	(4.2)	(7.3)	(11.5)	(0.9)	(11.7)	(12.6)
Recoveries	8.5	1.5	10.0	1.8	2.1	3.9

Net (Charge-Offs) Recoveries	4.3	(5.8)	(1.5)	0.9	(9.6)	(8.7)
Provision for Credit Losses	0.8	2.2	3.0	(7.9)	12.9	5.0
Effect of Foreign Exchange Rates	—	—	—	(0.1)	—	(0.1)

Balance at End of Period	$173.1	$136.3	$309.4	$187.1	$136.7	$323.8

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$105.7	$196.7	$302.4	$99.5	$193.9	$293.4
Evaluated for Inherent Impairment	13,175.0	16,183.4	29,358.4	12,520.5	16,571.6	29,092.1

Total Loans and Leases	13,280.7	16,380.1	29,660.8	12,620.0	16,765.5	29,385.5

Allowance for Loans and Leases
Specifically Evaluated for Impairment	9.7	2.1	11.8	8.1	2.3	10.4
Evaluated for Inherent Impairment	136.4	131.0	267.4	132.8	134.9	267.7

Allowance Assigned to Loans and Leases	146.1	133.1	279.2	140.9	137.2	278.1

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	27.0	3.2	30.2	27.1	2.7	29.8

Total Allowance for Credit Losses	$173.1	$136.3	$309.4	$168.0	$139.9	$307.9

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits; repurchase agreements; Federal Home Loan Bank borrowings; and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. At March 31, 2014, securities and loans totaling $30.3 billion ($20.7 billion of government sponsored agency and other securities, $173.3 million of obligations of states and political subdivisions, and $9.4 billion of loans) were pledged. This compares to $32.4 billion ($22.6 billion of government sponsored agency and other securities, $222.7 million of obligations of states and political subdivisions, and $9.6 billion of loans) at December 31, 2013. Collateral required for these purposes totaled $3.2 billion and $5.0 billion at March 31, 2014 and December 31, 2013, respectively. Included in the total pledged assets at March 31, 2014 and December 31, 2013 were available for sale securities with a total fair value of $735.5 million and $915.3 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Notes to Consolidated Financial Statements (continued)

Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of March 31, 2014 and December 31, 2013 was $500.0 million. There was no repledged or sold collateral at March 31, 2014 or December 31, 2013. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.2 billion and $0.9 billion for the three months ended March 31, 2014 and 2013, respectively.

8. Goodwill and Other Intangibles – The carrying amounts of goodwill, reflecting the effect of foreign exchange rates on non-U.S. dollar denominated balances, by business unit at March 31, 2014 and December 31, 2013 were as follows:

(In Millions)	March 31, 2014	December 31, 2013
Corporate & Institutional Services	$470.1	$469.2
Wealth Management	71.5	71.5

Total Goodwill	$541.6	$540.7

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2014 and December 31, 2013 were as follows:

(In Millions)	March 31, 2014	December 31, 2013
Gross Carrying Amount	$198.7	$198.2
Less: Accumulated Amortization	120.5	115.2

Net Book Value	$78.2	$83.0

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets on the consolidated balance sheet. Amortization expense related to other intangible assets totaled $4.9 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively. Amortization for the remainder of 2014 and for the years 2015, 2016, 2017, and 2018 is estimated to be $14.8 million, $11.9 million, $9.3 million, $9.3 million and $8.6 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three month periods ended March 31, 2014 and 2013.

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$379.2	$348.7	$300.3	$282.0	$—	$—	$679.5	$630.7
Foreign Exchange Trading Income	48.1	58.2	2.0	1.3	—	—	50.1	59.5
Other Noninterest Income	44.4	40.2	22.7	17.2	(1.9)	2.7	65.2	60.1
Net Interest Income (FTE)*	73.7	64.1	135.0	147.8	45.7	21.8	254.4	233.7

Revenue*	545.4	511.2	460.0	448.3	43.8	24.5	1,049.2	984.0
Provision for Credit Losses	1.2	(2.7)	1.8	7.7	—	—	3.0	5.0
Noninterest Expense	423.5	398.7	318.8	301.8	25.7	28.4	768.0	728.9

Income (Loss) before Income Taxes*	120.7	115.2	139.4	138.8	18.1	(3.9)	278.2	250.1
Provision (Benefit) for Income Taxes*	34.8	35.9	52.6	52.8	9.4	(2.6)	96.8	86.1

Net Income	$85.9	$79.3	$86.8	$86.0	$8.7	$(1.3)	$181.4	$164.0

Percentage of Consolidated Net Income	47%	48%	48%	52%	5%	N/M	100%	100%
Average Assets	$57,252.4	$51,316.8	$22,528.7	$22,861.4	$20,462.4	$17,391.1	$100,243.5	$91,569.3

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $8.7 million for 2014 and $7.6 million for 2013.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2014 and 2013, and changes during the three month periods then ended.

(In Millions)	Balance at December 31, 2013	Net Change	Balance at March 31, 2014
Net Unrealized Gains (Losses) on Securities Available for Sale	$6.0	$4.5	$10.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	2.9	1.6	4.5
Net Foreign Currency Adjustments	7.1	(1.3)	5.8
Net Pension and Other Postretirement Benefit Adjustments	(260.3)	3.4	(256.9)

Total	$(244.3)	$8.2	$(236.1)

(In Millions)	Balance at December 31, 2012	Net Change	Balance at March 31, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$101.0	$1.3	$102.3
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	(5.2)	(6.6)
Net Foreign Currency Adjustments	10.5	(4.2)	6.3
Net Pension and Other Postretirement Benefit Adjustments	(393.1)	7.0	(386.1)

Total	$(283.0)	$(1.1)	$(284.1)

Notes to Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2014			2013
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$1.5	$(0.6)	$0.9	$2.1	$(0.8)	$1.3
Other Unrealized Gains (Losses) on Securities Available for Sale	5.7	(2.2)	3.5	0.2	(0.1)	0.1
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.1	—	0.1	(0.2)	0.1	(0.1)

Net Change	7.3	(2.8)	4.5	2.1	(0.8)	1.3

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	2.4	(0.9)	1.5	(9.2)	2.9	(6.3)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.2	(0.1)	0.1	1.8	(0.7)	1.1

Net Change	2.6	(1.0)	1.6	(7.4)	2.2	(5.2)

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	6.5	(0.7)	5.8	(56.4)	0.5	(55.9)
Long-Term Intra-Entity Foreign Currency Transaction Losses	(0.6)	—	(0.6)	—	—	—
Net Investment Hedge Gains (Losses)	(10.6)	4.1	(6.5)	82.8	(31.1)	51.7
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	(4.7)	3.4	(1.3)	26.4	(30.6)	(4.2)

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	6.4	(3.0)	3.4	11.2	(4.2)	7.0

Net Change	$6.4	$(3.0)	$3.4	$11.2	$(4.2)	$7.0

The following table provides the location and before-tax amounts of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2014.

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income for the Three Months Ended March 31, 2014
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$0.1

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/ Expense	0.2

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial (Gain) Loss	Employee Benefits	(0.4)
Amortization of Prior Service Cost	Employee Benefits	6.8

Gross Reclassification Adjustment		$6.4

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended March 31,
($ In Millions Except Per Common Share Information)	2014	2013
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	237,208,151	239,167,559
Net Income Applicable to Common Stock	$181.4	$164.0
Less: Earnings Allocated to Participating Securities	2.9	2.5

Earnings Allocated to Common Shares Outstanding	178.5	161.5

Basic Net Income Per Common Share	0.75	0.68

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	237,208,151	239,167,559
Plus: Dilutive Effect of Share-based Compensation	1,842,563	1,021,656

Average Common and Potential Common Shares	239,050,714	240,189,215

Earnings Allocated to Common and Potential Common Shares	$178.5	$161.5
Diluted Net Income Per Common Share	0.75	0.67

Note: Common stock equivalents totaling 1,997,337 and 4,603,526 for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12.	Net Interest Income – The components of net interest income were as follows:

	Three Months Ended March 31,
(In Millions)	2014	2013
Interest Income
Loans and Leases	$182.9	$187.6
Securities – Taxable	69.5	58.2
– Non-Taxable	2.2	3.3
Interest-Bearing Deposits with Banks	32.1	35.0
Federal Reserve Deposits and Other	8.7	2.6

Total Interest Income	295.4	286.7

Interest Expense
Deposits	20.1	29.1
Federal Funds Purchased	0.3	0.3
Securities Sold Under Agreements to Repurchase	0.1	0.1
Other Borrowings	0.7	0.7
Senior Notes	17.5	19.2
Long-Term Debt	10.4	10.6
Floating Rate Capital Debt	0.6	0.6

Total Interest Expense	49.7	60.6

Net Interest Income	$245.7	$226.1

13. Income Taxes – Income tax expense for the three months ended March 31, 2014 of $88.1 million was recorded, representing an effective tax rate of 32.7%. The prior year three month provision for income taxes was $78.5 million, representing an effective tax rate of 32.4%.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three months ended March 31, 2014 and 2013.

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2014	2013
Service Cost	$8.2	$7.6
Interest Cost	11.1	10.5
Expected Return on Plan Assets	(24.4)	(23.1)
Amortization
Net Actuarial Loss	(0.1)	10.4
Prior Service Cost	5.4	(0.1)

Net Periodic Pension Expense	$0.2	$5.3

Net Periodic Pension Expense Non U.S. Plans	Three Months Ended March 31,
(In Millions)	2014	2013
Interest Cost	$1.7	$1.7
Expected Return on Plan Assets	(1.7)	(1.5)
Net Actuarial Loss Amortization	(0.4)	0.1

Net Periodic Pension Expense	$(0.4)	$0.3

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2014	2013
Service Cost	$0.8	$0.4
Interest Cost	1.2	1.1
Amortization
Net Actuarial Loss	0.1	1.7
Prior Service Cost	1.5	0.1

Net Periodic Pension Expense	$3.6	$3.3

Net Periodic Postretirement Benefit Other Postretirement Plan	Three Months Ended March 31,
(In Millions)	2014	2013
Service Cost	$—	$—
Interest Cost	0.4	0.3
Amortization
Net Actuarial Gain	—	(0.3)
Prior Service Cost	(0.1)	(0.7)

Net Periodic Postretirement Benefit	$0.3	$(0.7)

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock units, and performance stock units.

In the first quarter of 2014, the Corporation granted 386,749 nonqualified stock options with a total grant-date fair value of $6.3 million, 999,862 restricted stock unit awards with a total grant-date fair value of $60.8 million and 249,618 performance stock units with a total grant-date fair value of $15.2 million. Restricted stock unit award compensation expense for the three months ended March 31, 2014 and 2013 includes $1.4 million and $1.5 million, respectively, attributable to restricted stock units which vested in full and were expensed in their entirety on their date of grant. Compensation expense for the three months ended March 31, 2014 and 2013 includes $3.0 million and $2.1 million, respectively, attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on the grant date. Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In Millions)	2014	2013
Restricted Stock Unit Awards	$14.1	$12.4
Stock Options	6.4	6.9
Performance Stock Units	2.6	1.2

Total Share-Based Compensation Expense	23.1	20.5

Tax Benefits Recognized	$8.7	$7.7

16. Variable Interest Entities – Variable Interest Entities (VIEs) are defined within GAAP as entities which either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Investors that finance a VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity and a variable interest that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.

Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease and typically funds 20-30% of the asset’s cost via an equity ownership in a trust with the remaining 70-80% provided by third party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in

Notes to Consolidated Financial Statements (continued)

which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of these VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2014 and December 31, 2013, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $635.1 million and $671.2 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

Tax Credit Structures. Northern Trust invests in qualified affordable housing projects and community development entities (collectively, “community development projects”) that are designed to generate a return primarily through the realization of tax credits. These community development projects are formed as limited partnerships and LLCs in which Northern Trust invests as a limited partner/investor member through equity contributions. The economic performance of the community development projects, which are VIEs, is subject to the performance of their underlying investments and their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any community development project as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying investments or to affect their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any unfunded commitments. As of March 31, 2014 and December 31, 2013, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheet, totaled $215.3 million and $222.3 million, respectively. As of March 31, 2014 and December 31, 2013, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheet, totaled $22.4 million and $19.8 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and unfunded commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Notes to Consolidated Financial Statements (continued)

Affordable housing tax credits and other tax benefits attributable to community development projects totaled $14.8 million for the three months ended March 31, 2014. As discussed in Note 2 to the consolidated financial statements, Northern Trust recognized a $1.1 million increase in the provision for income taxes and a $0.2 million increase in income before income taxes in connection with its adoption, effective January 1, 2014, of ASU 2014-01.

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

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $4.4 billion at March 31, 2014 and $4.5 billion at December 31, 2013.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of

Notes to Consolidated Financial Statements (continued)

the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $95.4 billion at March 31, 2014 and $82.7 billion at December 31, 2013. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at March 31, 2014 or December 31, 2013 related to these indemnifications.

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

Under GAAP, (i) an event is “probable” if the “future event or events are likely to occur”; (ii) an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”; and (iii) an event is “remote” if “the chance of the future event or events occurring is slight”. Thus, references to the upper end of the range of reasonably possible loss for matters in which the Corporation is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for matters for which the Corporation believes the risk of loss is more than remote but less than likely.

For the reasons set out in this paragraph, the outcome of some matters is inherently difficult to predict and/or the range of loss cannot be reasonably estimated. This may be the case in matters that (i) will be decided by a jury, (ii) are in early stages, (iii) involve uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) are subject to appeals or motions, (v) involve significant factual issues to be resolved, including with respect to the amount of damages, (vi) do not specify the amount of damages sought, or (vii) seek very large damages based on novel and complex damage and liability legal theories. Accordingly, the Corporation cannot reasonably estimate the eventual outcome of these pending matters, the timing of their ultimate resolution, or what the eventual loss, fines or penalties, if any, related to each pending matter will be.

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

Notes to Consolidated Financial Statements (continued)

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2014, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $130 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimate of reasonably possible losses identified above.

As previously disclosed, a number of participants in our securities lending program, which is associated with the Corporation’s asset servicing business, have commenced either individual lawsuits or purported class actions in which they claim, among other things, that we failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). In the fourth quarter of 2013, Northern Trust recorded a $19.2 million pre-tax charge in connection with an agreement to resolve claims related to two of these lawsuits. The settlement is not final as it requires further documentation, signed agreements and court approval. Other lawsuits related to securities lending are not part of the proposed settlement, and remain pending.

In April 2014, Northern Trust received a subpoena from the U.S. Securities and Exchange Commission (SEC) seeking documents related to Northern Trust’s securities lending activities. Northern Trust will fully cooperate with the SEC in this investigation.

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and as of March 31, 2014 had restrictions as to their sale or transfer.

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

Notes to Consolidated Financial Statements (continued)

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

On October 19, 2012, Visa signed a settlement agreement with plaintiff representatives for binding settlement of the indemnified litigation relating to interchange fees, which was approved by a federal judge on December 13, 2013, and is subject to appeals. While the final settlement and ultimate resolution of outstanding Visa related litigation and the timing for removal of selling restrictions on shares owned by Northern Trust are highly uncertain, based upon the settlement terms announced by Visa, Northern Trust anticipates that the value of its remaining shares of Visa stock will be adequate to offset any remaining indemnification obligations related to Visa litigation.

Contingent Purchase Consideration. In connection with an acquisition consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration was $55.4 million at December 31, 2013. On March 31, 2014, the value of the acquisition-related contingent consideration was agreed by the parties to be $55.3 million and Northern Trust subsequently made a payment to extinguish the liability.

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

Credit risk associated with derivative instruments relates to the failure of the counterparty to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains or losses on these instruments, net of any cash collateral received or deposited. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, or credit spreads fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as

Notes to Consolidated Financial Statements (continued)

are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $1.1 billion as of March 31, 2014 and by $1.2 billion as of December 31, 2013, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at March 31, 2014 also reflect reductions of $313.6 million and $364.9 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $210.7 million and $767.7 million, respectively, at December 31, 2013. Additional cash collateral received from and deposited with derivative counterparties totaling $56.8 million and $81.8 million, respectively, as of March 31, 2014, and $36.4 million and $39.3 million, respectively, as of December 31, 2013, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears interest rate derivative instruments that are addressed under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $27.6 million, are not offset against derivative assets and liabilities on the consolidated balance sheet, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $348.2 million and $257.3 million at March 31, 2014 and December 31, 2013, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $316.6 million and $197.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2014 and December 31, 2013 of $31.6 million and $60.3 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Client-Related and Trading Derivative Instruments. Approximately 96% of Northern Trust’s derivatives outstanding at March 31, 2014 and December 31, 2013, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

	March 31, 2014			December 31, 2013
	Notional	Fair Value		Notional	Fair Value
(In Millions)	Value	Asset	Liability	Value	Asset	Liability
Foreign Exchange Contracts	$239,970.0	$1,854.2	$1,866.7	$243,135.0	$2,844.7	$2,846.2
Interest Rate Contracts	5,139.7	116.7	111.3	5,001.7	122.8	117.0

Total	$245,109.7	$1,970.9	$1,978.0	$248,136.7	$2,967.5	$2,963.2

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2014 and 2013.

	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended March 31,
(In Millions)		2014	2013
Foreign Exchange Contracts	Foreign Exchange Trading Income	$50.1	$59.5
Interest Rate Contracts	Security Commissions and Trading Income	1.9	3.3

Total		$52.0	$62.8

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

Notes to Consolidated Financial Statements (continued)

The following table identifies the types and classifications of derivative instruments formally designated as hedges under GAAP and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

			March 31, 2014			December 31, 2013
	Derivative	Risk	Notional	Fair Value		Notional	Fair Value
(In Millions)	Instrument	Classification	Value	Asset	Liability	Value	Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,219.4	$24.7	$35.2	$3,296.9	$31.5	$44.8
Senior Notes and Long- Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	87.0	8.3	1,250.0	83.6	33.4
Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	322.2	10.3	3.0	314.0	10.2	5.5
Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,763.2	0.9	19.4	1,684.9	9.8	52.8

Total			$6,554.8	$122.9	$65.9	$6,545.8	$135.1	$136.5

In addition to the above, Sterling denominated debt, totaling $250.6 million and $259.1 million at March 31, 2014 and December 31, 2013, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three months ended March 31, 2014 and 2013.

			Amount of Derivative Gain/(Loss) Recognized in Income
		Location of Derivative	Three Months Ended
	Derivative	Gain/(Loss)	March 31,
(In Millions)	Instrument	Recognized in Income	2014	2013
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(12.1)	$3.4
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	32.5	(0.7)

Total			$20.4	$2.7

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of

Notes to Consolidated Financial Statements (continued)

accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There was no ineffectiveness or changes in the fair value of hedged items recognized in earnings for fair value hedges during the three months ended March 31, 2014. There were $0.3 million of losses recorded within the fair values of hedged items for such “long-haul” hedges and $0.2 million of losses from ineffectiveness recorded during the three months ended March 31, 2013 in connection with the hedging of available for sale investment securities, senior notes, and subordinated debt. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of forecasted transactions caused by movements in foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change in the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to earnings. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three months ended March 31, 2014 and 2013. As of March 31, 2014, 23 months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following tables provide cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three months ended March 31, 2014 and 2013.

	Foreign Exchange
(In Millions)	Contracts (Before Tax)
	2014	2013
Three Months Ended March 31,
Net Gain/(Loss) Recognized in AOCI	$2.4	$(9.2)
Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	0.8	(0.7)
Other Operating Expense	(0.2)	(1.1)

Total	$0.6	$(1.8)

During the three months ended March 31, 2014 and 2013, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net gain of $5.2 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability

Notes to Consolidated Financial Statements (continued)

in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was no ineffectiveness recorded during the three months ended March 31, 2014 and 2013. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2014 and 2013.

	Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended March 31,
(In Millions)	2014	2013
Foreign Exchange Contracts	$(9.0)	$66.3
Sterling Denominated Subordinated Debt	(1.6)	16.5

Total	$(10.6)	$82.8

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

(In Millions)	March 31, 2014			December 31, 2013
	Notional	Fair Value		Notional	Fair Value
	Value	Asset	Liability	Value	Asset	Liability
Foreign Exchange Contracts	$182.6	$0.7	$1.3	$168.8	$1.0	$1.2

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three months ended March 31, 2014 and 2013.

	Location of	Amount of Derivative Gain/(Loss) Recognized in Income
	Derivative Gain/	Three Months Ended
	(Loss) Recognized	March 31,
(In Millions)	in Income	2014	2013
Credit Default Swap Contracts	Other Operating Income	$—	$(0.1)
Foreign Exchange Contracts	Other Operating Income	(0.7)	(2.9)

Total		$(0.7)	$(3.0)

Notes to Consolidated Financial Statements (continued)

19. Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

March 31, 2014
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,577.1	$965.7	$611.4	$—	$611.4
Interest Rate Swaps OTC	217.9	41.7	176.2	—	176.2
Interest Rate Swaps Exchange Cleared	10.5	5.7	4.8	—	4.8
Cross Product Netting Adjustment	—	67.0	—	—	—
Cross Product Collateral Adjustment	—	313.6	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,805.5	1,393.7	411.8	—	411.8

Total Derivatives Not Subject to a Master Netting Arrangement	289.0	—	289.0	—	289.0

Total Derivatives	2,094.5	1,393.7	700.8	—	700.8

Securities Purchased under Agreements to Resell (2)	$500.0	$—	$500.0	$500.0	$—

December 31, 2013
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,612.5	$1,073.3	$1,539.2	$—	$1,539.2
Interest Rate Swaps OTC	228.8	47.5	181.3	—	181.3
Interest Rate Swaps Exchange Cleared	9.1	9.1	—	—	—
Cross Product Netting Adjustment	—	28.4	—	—	—
Cross Product Collateral Adjustment	—	210.7	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,850.4	1,369.0	1,481.4	—	1,481.4

Total Derivatives Not Subject to a Master Netting Arrangement	253.2	—	253.2	—	253.2

Total Derivatives	3,103.6	1,369.0	1,734.6	—	1,734.6

Securities Purchased under Agreements to Resell (2)	$500.0	$—	$500.0	$500.0	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $3,607.1 million and $3,029.4 million as of March 31, 2014 and December 31, 2013, respectively.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $10 million and $29.6 million as of March 31, 2014 and December 31, 2013, respectively.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

March 31, 2014
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,522.3	$965.7	$556.6	$—	$556.6
Interest Rate Swaps OTC	149.1	41.7	107.4	—	107.4
Interest Rate Swaps Exchange Cleared	5.7	5.7	—	—	—
Cross Product Netting Adjustment	—	67.0	—	—	—
Cross Product Collateral Adjustment	—	364.9	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,677.1	1,445.0	232.1	—	232.1

Total Derivatives Not Subject to a Master Netting Arrangement	368.1	—	368.1	—	368.1

Total Derivatives	2,045.2	1,445.0	600.2	—	600.2

Securities Sold under Agreements to Repurchase	$736.6	$—	$736.6	$736.6	$—

December 31, 2013
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,039.0	$1,073.3	$965.7	$—	$965.7
Interest Rate Swaps OTC	163.7	47.5	116.2	—	116.2
Interest Rate Swaps Exchange Cleared	31.5	9.1	22.4	—	22.4
Cross Product Netting Adjustment	—	28.4	—	—	—
Cross Product Collateral Adjustment	—	767.7	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,234.2	1,926.0	308.2	—	308.2

Total Derivatives Not Subject to a Master Netting Arrangement	866.7	—	866.7		866.7

Total Derivatives	3,100.9	1,926.0	1,174.9	—	1,174.9

Securities Sold under Agreements to Repurchase	$917.3	$—	$917.3	$917.3	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $2,608.3 million and $2,338.4 million as of March 31, 2014 and December 31, 2013, respectively.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of March 31, 2014 and December 31, 2013.

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

Notes to Consolidated Financial Statements (continued)

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

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2014. Based on such evaluation, such officers have concluded that, as of March 31, 2014, the Corporation’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act.

During the quarter ended March 31, 2014, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 17 titled “Contingent Liabilities” within this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of of Shares that May Yet be Purchased Under the Plan

January 1-31, 2014	170,899	$61.08	170,899	7,687,066
February 1-28, 2014	1,192,078	61.18	1,192,078	6,494,988
March 1-31, 2014	1,261,738	63.11	1,261,738	5,233,250

Total (First Quarter)	2,624,715	$62.10	2,624,715	5,233,250

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	Includes shares repurchased under the authorization announced by the Corporation on April 16, 2013. This program has been terminated as on April 15, 2014, the Corporation’s board of directors authorized the Corporation to repurchase up to 12.0 million shares of the Corporation’s common stock. This program has no expiration date.

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 28, 2014	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and
Chief Financial Officer

Date: April 28, 2014	By:	/s/ Jane Karpinski
Jane Karpinski
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.