Form 10-Q
period 2014-06-30
NORTHERN TRUST CORP
filed 2014-07-28
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

235,584,991 Shares – $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on June 30, 2014)

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
FOR THE PERIOD (In Millions)	2014	2013	% Change (*)	2014	2013	% Change (*)
Noninterest Income
Trust, Investment and Other Servicing Fees	$706.9	$657.3	8%	$1,386.4	$1,288.0	8%
Foreign Exchange Trading Income	52.9	71.3	(26)	103.0	130.8	(21)
Treasury Management Fees	16.6	17.1	(2)	33.4	33.9	(1)
Security Commissions and Trading Income	17.8	18.3	(3)	32.5	36.6	(11)
Other Operating Income	40.5	36.3	11	78.2	61.1	28
Investment Security Gains (Losses), net	0.4	0.1	N/M	(3.6)	0.3	N/M

Total Noninterest Income	835.1	800.4	4	1,629.9	1,550.7	5

Net Interest Income	246.6	220.1	12	492.3	446.2	10
Provision for Credit Losses	—	5.0	(100)	3.0	10.0	(70)

Net Interest Income after Provision for Credit Losses	246.6	215.1	15	489.3	436.2	12

Noninterest Expense
Compensation	372.4	326.9	14	714.2	647.2	10
Employee Benefits	68.5	64.2	7	135.4	127.5	6
Outside Services	144.6	136.2	6	289.0	266.1	9
Equipment and Software	116.1	92.1	26	217.4	183.5	18
Occupancy	47.2	43.5	9	91.4	86.7	5
Other Operating Expense	62.2	66.8	(7)	131.6	147.6	(11)

Total Noninterest Expense	811.0	729.7	11	1,579.0	1,458.6	8

Income before Income Taxes	270.7	285.8	(5)	540.2	528.3	2
Provision for Income Taxes	88.8	94.7	(6)	176.9	173.2	2

Net Income	$181.9	$191.1	(5)%	$363.3	$355.1	2%

Average Total Assets	$103,324.1	$92,849.6	11%	$101,792.3	$92,213.0	10%

PER COMMON SHARE
Net Income – Basic	$0.76	$0.78	(3)%	$1.51	$1.46	3%
– Diluted	0.75	0.78	(4)	1.50	1.45	3
Cash Dividends Declared Per Common Share	0.33	0.31	6	0.64	0.61	5
Book Value – End of Period (EOP)	34.14	32.17	6	34.14	32.17	6
Market Price – EOP	64.21	57.90	11	64.21	57.90	11

FINANCIAL RATIOS
Return on Average Common Equity	9.18%	10.02%		9.23%	9.43%
Return on Average Assets	0.71	0.83		0.72	0.78
Dividend Payout Ratio	44.00	39.74		42.67	42.07

PERIOD END (In Millions)	June 30, 2014	December 31, 2013	% Change (*)
Assets	$105,761.2	$102,947.3	3%
Earning Assets	96,050.9	93,367.2	3
Deposits	88,862.5	84,098.1	6
Stockholders’ Equity	8,042.6	7,912.0	2

PERIOD END CLIENT ASSETS (In Billions)
Assets Under Custody	$6,004.6	$5,575.7	8%
Assets Under Management	924.4	884.5	5

CAPITAL RATIOS
Northern Trust Corporation	June 30, 2014		March 31, 2014 (b)	December 31, 2013 (c)
	Advanced Approach (a)	Standardized Approach (b)
Common Equity Tier 1	12.7%	12.7%	12.8%	12.9%
Tier 1	12.9	12.9	13.0	13.4
Total	14.9	15.4	15.5	15.8
Leverage	n/a	7.6	7.8	7.9

The Northern Trust Company	June 30, 2014		March 31, 2014 (b)	December 31, 2013 (c)
	Advanced Approach (a)	Standardized Approach (b)
Common Equity Tier 1	11.7%	11.4%	11.7%	11.5%
Tier 1	11.6	11.4	11.7	11.5
Total	13.7	14.0	14.2	14.3
Leverage	n/a	6.7	6.9	6.8

(*)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.
(a)	Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the June 30, 2014 ratios are calculated in compliance with the Basel III Advanced Approach final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(b)	Standardized Approach capital components in 2014 are determined by Basel III phased in requirements and risk weighted assets are determined by Basel I requirements. The June 30, 2014 and March 31, 2014 ratios calculated under the Standardized Approach comply with the final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(c)	The December 31, 2013 ratios are calculated in accordance with Basel I requirements.

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

On July 23, 2014, the SEC approved rules implementing money market mutual fund reform, which, among other things, require institutional prime money market funds to maintain a floating net asset value and implement procedures that may restrict redemptions in certain circumstances. Given the uncertainty regarding the implementation of these rules, we are unable to predict with any degree of certainty what impact they will ultimately have on our business.

The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors should also read the section entitled “Forward-Looking Statements.”

Overview

Net income per diluted common share in the second quarter of 2014 was $0.75 compared to $0.78 per common share in the second quarter of 2013. Net income was $181.9 million, down $9.2 million, or 5%, from $191.1 million in the prior year quarter. The performance in the current quarter produced an annualized return on average common equity of 9.2% as compared to 10.0% in the prior year quarter. The annualized return on average assets was 0.7% as compared to 0.8% in the prior year quarter.

The current quarter includes pre-tax charges and write-offs totaling $42.3 million. Excluding these charges and write-offs, net income per diluted common share, net income, and return on average common equity were $0.87, $209.8 million, and 10.6%, respectively.

Revenue of $1.08 billion was up $61.2 million, or 6%, from $1.02 billion in the prior year quarter. Noninterest income increased $34.7 million, or 4%, to $835.1 million from $800.4 million, primarily reflecting higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income as compared to the prior year quarter.

Net interest income increased $26.5 million, or 12%, to $246.6 million as compared to $220.1 million in the prior year quarter, due to higher levels of average earning assets, partially offset by a decrease in the net interest margin.

Noninterest expense totaled $811.0 million, up $81.3 million, or 11%, from $729.7 million in the prior year quarter. Excluding the current quarter pre-tax charges and write-offs of $42.3 million, noninterest expense was $768.7 million, up $39.0 million, or 5%, from the prior year quarter, primarily reflecting higher compensation, equipment and software and outside services expense.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Three Months Ended June 30,
($ In Millions)	2014	2013	Change
Trust, Investment and Other Servicing Fees	$706.9	$657.3	$49.6	8%
Foreign Exchange Trading Income	52.9	71.3	(18.4)	(26)
Treasury Management Fees	16.6	17.1	(0.5)	(2)
Security Commissions and Trading Income	17.8	18.3	(0.5)	(3)
Other Operating Income	40.5	36.3	4.2	11
Investment Security Gains (Losses), net	0.4	0.1	0.3	N/M

Total Noninterest Income	$835.1	$800.4	$34.7	4%

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

The following tables present Northern Trust’s assets under custody and assets under management by business segment.

Assets Under Custody ($ In Billions)	June 30, 2014	March 31, 2014	June 30, 2013	Change Q2-14/ Q1-14	Change Q2-14/ Q2-13
Corporate & Institutional	$5,488.0	$5,249.9	$4,538.9	5%	21%
Wealth Management	516.6	503.6	452.6	3	14

Total Assets Under Custody	$6,004.6	$5,753.5	$4,991.5	4%	20%

Assets Under Management ($ In Billions)	June 30, 2014	March 31, 2014	June 30, 2013	Change Q2-14/ Q1-14	Change Q2-14/ Q2-13
Corporate & Institutional	$701.5	$698.2	$600.5	—%	17%
Wealth Management	222.9	217.2	202.5	3	10

Total Assets Under Management	$924.4	$915.4	$803.0	1%	15%

C&IS assets under custody totaled $5.5 trillion, up 21% from the prior year quarter, and includes $3.5 trillion of global custody assets, 27% higher compared to the prior year quarter. C&IS assets under management include $116.4 billion of securities lending collateral, a 19% increase from the prior year quarter.

Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500® index and MSCI EAFE® index (USD) of 22.0% and 20.3%, respectively.

Noninterest Income (continued)

Custodied and managed assets were invested as follows at June 30, 2014 and 2013:

	2014			2013
Assets Under Custody	C&IS	WM	Consolidated	C&IS	WM	Consolidated
Equities	45%	56%	46%	46%	52%	46%
Fixed Income Securities	37	21	36	35	24	34
Cash and Other Assets	18	23	18	19	24	20
Assets Under Management
Equities	56%	48%	54%	54%	43%	51%
Fixed Income Securities	13	28	16	14	29	18
Cash and Other Assets	31	24	30	32	28	31

Trust, investment and other servicing fees in C&IS increased $31.2 million, or 9%, to $395.4 million from the prior year quarter’s $364.2 million.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended June 30,
($ In Millions)	2014	2013	Change
Custody and Fund Administration	$261.1	$234.4	$26.7	11%
Investment Management	77.7	73.9	3.8	5
Securities Lending	30.0	31.1	(1.1)	(4)
Other	26.6	24.8	1.8	8

Total	$395.4	$364.2	$31.2	9%

Custody and fund administration fees, the largest component of C&IS fees, increased 11%, primarily driven by new business, as well as the favorable impact of equity markets and movements in foreign exchange rates. C&IS investment management fees increased 5%; new business and higher equity markets were partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $14.8 million, compared to waived fees of $9.8 million in the prior year quarter. Securities lending revenue decreased 4%, primarily reflecting lower spreads partially offset by higher volumes in the current quarter. Other fees in C&IS increased 8%, primarily reflecting new business in investment risk and analytical services.

Trust, investment and other servicing fees in Wealth Management totaled $311.5 million, increasing $18.4 million, or 6%, from $293.1 million in the prior year quarter. The increased fees are primarily due to higher equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $15.9 million compared with $12.9 million in the prior year quarter.

Foreign exchange trading income totaled $52.9 million, down $18.4 million, or 26%, compared with $71.3 million in the prior year quarter. The decrease is attributable to lower currency market volatility and client volumes as compared to the prior year quarter.

Noninterest Income (continued)

Other operating income totaled $40.5 million, up $4.2 million, or 11%, from $36.3 million in the prior year quarter. The components of other operating income are provided below.

Other Operating Income	Three Months Ended June 30,
($ In Millions)	2014	2013	Change
Loan Service Fees	$16.0	$14.7	$1.3	9%
Banking Service Fees	12.6	13.0	(0.4)	(2)
Other Income	11.9	8.6	3.3	36

Total Other Operating Income	$40.5	$36.3	$4.2	11%

The increase in the other income component of other operating income is primarily attributable to gains from currency-related hedging activity in the current quarter.

Net Interest Income

Net interest income on an FTE basis totaled $253.4 million, up $25.4 million, or 11%, compared to $228.0 million in the prior year quarter. The increase is the result of higher levels of average earning assets, partially offset by a decline in the net interest margin. Average earning assets for the quarter were $95.5 billion, up $12.4 billion, or 15%, from $83.1 billion in the prior year quarter, primarily reflecting higher levels of Federal Reserve deposits and securities. The increased Federal Reserve deposits and securities as compared to the prior year quarter reflect higher levels of non-U.S. office interest-bearing deposits and demand deposits. The decline in the net interest margin to 1.06% from 1.10% in the prior year quarter reflects lower yields on earning assets, partially offset by a lower cost of interest-related funds.

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

The balance sheet line item Federal Reserve Deposits and Other Interest-Bearing averaged $13.3 billion as compared to $5.3 billion in the prior year quarter, an increase of $8.0 billion.

Average securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are recorded in other assets in the consolidated balance sheet, were $34.3 billion, up $3.6 billion, or 12%, from $30.7 billion in the prior year quarter.

Loans and leases averaged $30.1 billion, up $1.5 billion, or 5%, from $28.6 billion in the prior year quarter, primarily reflecting an increase in average private client loans and commercial and institutional loans. Private client loans averaged $6.5 billion, up $883.8

Net Interest Income (continued)

million, or 16%, from the prior year quarter’s average of $5.6 billion. Commercial and Institutional loans averaged $7.9 billion, up $433.1 million, or 6%, from the prior year quarter’s average of $7.5 billion.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $65.8 billion, compared to $55.9 billion in the prior year quarter, an increase of $9.9 billion, or 18%. Other interest-bearing funds averaged $7.8 billion, a decrease of $733.4 million, or 9%, from $8.5 billion in the prior year quarter, attributable to lower average senior notes and short-term borrowings, partially offset by increased average long-term debt. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets increased $3.2 billion, or 17%, to $21.9 billion from $18.7 billion in the prior year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheet with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on pages 24 and 25.

Provision for Credit Losses

There was no provision for credit losses recorded in the current quarter. A provision of $5.0 million was recorded in the prior year quarter. Net charge-offs were $5.9 million, resulting from $7.8 million of charge-offs and $1.9 million of recoveries, compared to $8.1 million of net charge-offs in the prior year quarter, resulting from $15.6 million of charge-offs and $7.5 million of recoveries. Nonperforming assets decreased 14% from the prior year quarter. Residential real estate loans accounted for 71% and 66% of total nonperforming loans and leases at June 30, 2014 and 2013, respectively. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 18.

Noninterest Expense

The components of noninterest expense are provided below.

Noninterest Expense	Three Months Ended June 30,
($ In Millions)	2014	2013	Change
Compensation	$372.4	$326.9	$45.5	14%
Employee Benefits	68.5	64.2	4.3	7
Outside Services	144.6	136.2	8.4	6
Equipment and Software	116.1	92.1	24.0	26
Occupancy	47.2	43.5	3.7	8
Other Operating Expense	62.2	66.8	(4.6)	(7)

Total Noninterest Expense	$811.0	$729.7	$81.3	11%

Noninterest Expense (continued)

Compensation expense, the largest component of noninterest expense, equaled $372.4 million, up $45.5 million, or 14%, from $326.9 million in the prior year quarter. The current quarter includes pre-tax severance-related charges of $25.5 million. Excluding these charges, compensation expense increased $20.0 million, or 6%, reflecting higher staff levels, base pay adjustments and the impact of unfavorable movements in foreign exchange rates. Staff on a full-time equivalent basis at June 30, 2014 totaled approximately 15,100, up 4% from a year ago.

Employee benefit expense equaled $68.5 million, up $4.3 million, or 7%, from $64.2 million in the prior year quarter, and includes $1.9 million of severance-related charges. Excluding these charges, employee benefit expense increased 4%, attributable to higher expense associated with employee medical benefits and payroll tax expense, partially offset by lower pension expense.

Expense associated with outside services totaled $144.6 million, up $8.4 million, or 6%, from $136.2 million in the prior year quarter. Outside services expense includes $1.1 million of severance-related charges in the current quarter. Excluding these charges, outside services expense increased $7.3 million, or 5%, primarily reflecting volume-driven growth in global sub-custodian expense as well as increased legal services expense.

Equipment and software expense totaled $116.1 million, up $24.0 million, or 26%, from $92.1 million in the prior year quarter. The current quarter includes $9.5 million of pre-tax write-offs of replaced or eliminated software. Excluding these write-offs, equipment and software expense increased $14.5 million, or 16%, reflecting higher software amortization and related software support costs.

Occupancy expense equaled $47.2 million, up $3.7 million, or 8%, from $43.5 million in the prior year quarter. The current quarter includes pre-tax charges totaling $4.3 million in connection with reductions in office space. Excluding these charges, occupancy expense decreased 1% from the prior year quarter.

Other operating expense totaled $62.2 million, down 7% from $66.8 million in the prior year quarter. The components of other operating expense are provided below.

Other Operating Expense	Three Months Ended June 30,
($ In Millions)	2014	2013	Change
Business Promotion	$19.1	$20.7	$(1.6)	(8)%
Staff Related	10.1	8.0	2.1	26
FDIC Insurance Premiums	4.7	5.1	(0.4)	(7)
Other Intangibles Amortization	5.0	5.1	(0.1)	(4)
Other Expenses	23.3	27.9	(4.6)	(17)

Total Other Operating Expense	$62.2	$66.8	$(4.6)	(7)%

The decrease in the other expenses component of other operating expense primarily reflects lower charges associated with account servicing activities.

Provision for Income Taxes

Income tax expense in the current quarter was $88.8 million, representing an effective tax rate of 32.8%, and $94.7 million in the prior year quarter, representing an effective tax rate of 33.1%.

BUSINESS UNIT REPORTING

The following tables reflect the earnings contributions and average assets of Northern Trust’s business units for the three month periods ended June 30, 2014 and 2013. Business unit financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, and equity, and the applicable interest income and expense.

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$395.4	$364.2	$311.5	$293.1	$—	$—	$706.9	$657.3
Foreign Exchange Trading Income	50.7	69.8	2.2	1.5	—	—	52.9	71.3
Other Noninterest Income	47.1	45.6	23.1	24.3	5.1	1.9	75.3	71.8
Net Interest Income (FTE)*	76.7	66.0	132.6	141.2	44.1	20.8	253.4	228.0

Revenue*	569.9	545.6	469.4	460.1	49.2	22.7	1,088.5	1,028.4
Provision for Credit Losses	2.4	1.2	(2.4)	3.8	—	—	—	5.0
Noninterest Expense	446.4	396.0	329.4	301.8	35.2	31.9	811.0	729.7

Income (loss) before Income Taxes*	121.1	148.4	142.4	154.5	14.0	(9.2)	277.5	293.7
Provision (Benefit) for Income Taxes*	36.1	48.3	53.6	58.0	5.9	(3.7)	95.6	102.6

Net Income	$85.0	$100.1	$88.8	$96.5	$8.1	$(5.5)	$181.9	$191.1

Percentage of Consolidated Net Income	47%	52%	49%	51%	4%	(3)%	100%	100%
Average Assets	$59,995.2	$51,976.0	$22,210.8	$22,803.8	$21,118.1	$18,069.8	$103,324.1	$92,849.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.8 million for 2014 and $7.9 million for 2013.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$774.6	$712.9	$611.8	$575.1	$—	$—	$1,386.4	$1,288.0
Foreign Exchange Trading Income	98.8	128.0	4.2	2.8	—	—	103.0	130.8
Other Noninterest Income	91.5	85.8	45.8	41.5	3.2	4.6	140.5	131.9
Net Interest Income (FTE)*	150.4	130.1	267.6	289.0	89.8	42.6	507.8	461.7

Revenue*	1,115.3	1,056.8	929.4	908.4	93.0	47.2	2,137.7	2,012.4
Provision for Credit Losses	3.6	(1.5)	(0.6)	11.5	—	—	3.0	10.0
Noninterest Expense	869.9	794.7	648.2	603.6	60.9	60.3	1,579.0	1,458.6

Income (loss) before Income Taxes*	241.8	263.6	281.8	293.3	32.1	(13.1)	555.7	543.8
Provision (Benefit) for Income Taxes*	70.9	84.2	106.2	110.8	15.3	(6.3)	192.4	188.7

Net Income	$170.9	$179.4	$175.6	$182.5	$16.8	$(6.8)	$363.3	$355.1

Percentage of Consolidated Net Income	47%	51%	48%	51%	5%	(2)%	100%	100%
Average Assets	$58,631.4	$51,648.2	$22,368.8	$22,832.4	20,792.1	$17,732.4	$101,792.3	$92,213.0

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.5 million for both 2014 and 2013.

Corporate & Institutional Services

C&IS net income totaled $85.0 million compared to $100.1 million in the prior year quarter, a decrease of $15.1 million, or 15%. Noninterest income was $493.2 million, up $13.6 million, or 3%, from $479.6 million in the prior year quarter, primarily reflecting higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income.

C&IS Trust, Investment and Other Servicing Fees	Three Months Ended June 30,
($ In Millions)	2014	2013	Change
Custody and Fund Administration	$261.1	$234.4	$26.7	11%
Investment Management	77.7	73.9	3.8	5
Securities Lending	30.0	31.1	(1.1)	(4)
Other	26.6	24.8	1.8	8

Total	$395.4	$364.2	$31.2	9%

Custody and fund administration fees, the largest component of C&IS fees, increased 11%, primarily driven by new business, as well as the favorable impact of equity markets and movements in foreign exchange rates. C&IS investment management fees increased 5%, as new business and higher equity markets were partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $14.8 million, compared to waived fees of $9.8 million in the prior year quarter. Securities lending revenue decreased 4%, primarily reflecting lower spreads partially offset by higher volumes in the current quarter. Other fees in C&IS increased 8% primarily reflecting new business in investment risk and analytical services.

Foreign exchange trading income totaled $50.7 million, a decrease of $19.1 million, or 27%, from $69.8 million in the prior year quarter, attributable to lower currency market volatility and trading volumes compared to the prior year quarter.

Other noninterest income in C&IS totaled $47.1 million, up 3% from $45.6 million in the prior year quarter, reflecting higher security commissions and trading income as compared to the prior year quarter.

Net interest income stated on an FTE basis was $76.7 million, up $10.7 million, or 16% from $66.0 million in the prior year quarter. The increase in net interest income is attributable to higher levels of average earning assets, partially offset by a decrease in the net interest margin. Average earning assets totaled $53.8 billion, an increase of $9.7 billion, or 22%, from $44.1 billion in the prior year quarter, and were comprised of interest-bearing deposits with banks, loans and leases and investment securities. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $45.2 billion in the current quarter, up $11.0 billion, or 32%, from $34.2 billion in the prior year quarter. The net interest margin declined to 0.57% from 0.61% in the prior year quarter, reflecting lower yields on earning assets, partially offset by a lower cost of interest-related funds.

A provision for credit losses of $2.4 million was recorded in the current quarter, primarily

Corporate & Institutional Services (continued)

reflecting higher levels of commercial and institutional loans, partially offset by continued improvement in the credit quality of the commercial and institutional loan class. The prior year quarter included a provision of $1.2 million.

Total C&IS noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Asset Management and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $446.4 million, up $50.4 million, or 13%, from the prior year quarter’s $396.0 million. The current quarter includes $20.9 million of pre-tax charges relating to severance activities and reductions in office space and write-offs of replaced or eliminated software. Excluding these charges and write-offs, C&IS noninterest expense increased $29.5 million, or 7%, attributable to higher indirect expense allocations, compensation and outside services expense.

Wealth Management

Wealth Management net income was $88.8 million, down $7.7 million, or 8%, from $96.5 million in the prior year quarter. Noninterest income was $336.8 million, up $17.9 million, or 6%, from $318.9 million in the prior year quarter. Trust, investment and other servicing fees in Wealth Management totaled $311.5 million, increasing $18.4 million, or 6%, from $293.1 million in the prior year quarter. The increased fees are primarily due to higher equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $15.9 million compared with $12.9 million in the prior year quarter. Other noninterest income totaled $23.1 million, down 5% from $24.3 million in the prior year quarter, primarily reflecting lower security commissions and trading income in the current quarter.

Net interest income stated on an FTE basis was $132.6 million, down $8.6 million, or 6%, from $141.2 million in the prior year quarter, primarily reflecting a decline in the net interest margin. The net interest margin decreased to 2.32% from 2.54% in the prior year quarter as a result of lower yields on earnings assets, partially offset by lower deposit rates, each reflecting the low interest rate environment. Earning assets averaged $23.0 billion, up $393.9 million, or 2%, from $22.6 billion in the prior year quarter. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.

A negative provision for credit losses of $2.4 million was recorded in the current quarter, reflecting improvement in the credit quality of the commercial and institutional and commercial real estate loan classes while residential real estate loans continued to reflect weakness relative to the overall portfolio. Loan balances within private client, commercial and institutional and commercial real estate loan classes increased in the current quarter, while the residential real estate loan balance decreased. A provision for credit losses of $3.8 million was recorded in the prior year quarter.

Total noninterest expense, which includes the direct expense of the business unit, indirect expense allocations from Asset Management and O&T for product and operating support, and indirect expense allocations for certain corporate support services, totaled $329.4

Wealth Management (continued)

million compared with $301.8 million in the prior year quarter, an increase of $27.6 million, or 9%. Noninterest expense in the current quarter includes $16.8 million of pre-tax charges relating to severance activities and reductions in office space and write-offs of replaced or eliminated software. Excluding these charges and write-offs noninterest expense increased $10.8 million, or 4%, primarily reflecting higher indirect expense allocations as compared to the prior year quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (the Bank), and certain corporate-based expense, executive level compensation, and nonrecurring items not allocated to the business units.

Noninterest income totaled $5.1 million compared to noninterest income in the prior year quarter of $1.9 million. The increase primarily reflects current quarter gains from currency-related hedging activities.

Net interest income was $44.1 million, compared to $20.8 million in the prior year quarter, an increase of $23.3 million. The increase reflects higher internal yields on funds provided to business units and increased average earning assets, up $2.3 billion, or 14%, to $18.7 billion in the current quarter from $16.4 billion in the prior year quarter.

Noninterest expense totaled $35.2 million, up 10% from $31.9 million in the prior year quarter, and includes $4.6 million of pre-tax severance-related charges. Excluding these charges, noninterest expense decreased 4%, primarily reflecting higher indirect expense allocations to C&IS and Wealth Management, partially offset by higher equipment and software and compensation expense as compared to the prior year quarter.

SIX-MONTH CONSOLIDATED RESULTS OF OPERATIONS

Overview

Net income per diluted common share was $1.50 for the six months ended June 30, 2014 and $1.45 in the comparable prior year period. Net income totaled $363.3 million, up $8.2 million, or 2%, as compared to $355.1 million in the prior year period. The performance in the current period produced an annualized return on average common equity of 9.2%, compared to 9.4% in the prior year period. The annualized return on average assets was 0.7%, compared to 0.8% in the prior year period.

The current year period includes pre-tax charges and write-offs totaling $42.3 million. Excluding these charges and write-offs, net income per diluted common share, net income, and return on average common equity were $1.61, $391.1 million, and 9.9% respectively.

Revenue for the six months ended June 30, 2014 totaled $2.12 billion, up $125.3 million, or 6%, from the prior year period’s $2.00 billion. Noninterest income was $1.63 billion, up

Overview (continued)

$79.2 million, or 5%, from $1.55 billion in the prior year period. Trust, investment and other servicing fees increased $98.4 million, or 8%, to $1.39 billion from $1.29 billion in the prior year period.

Noninterest Income

The components of noninterest income are provided below.

Noninterest Income	Six Months Ended June 30,
($ In Millions)	2014	2013	Change
Trust, Investment and Other Servicing Fees	$1,386.4	$1,288.0	$98.4	8%
Foreign Exchange Trading Income	103.0	130.8	(27.8)	(21)
Treasury Management Fees	33.4	33.9	(0.5)	(1)
Security Commissions and Trading Income	32.5	36.6	(4.1)	(11)
Other Operating Income	78.2	61.1	17.1	28
Investment Security Gains (Losses), net	(3.6)	0.3	(3.9)	N/M

Total Noninterest Income	$1,629.9	$1,550.7	$79.2	5%

Trust, investment and other servicing fees from C&IS increased $61.7 million, or 9%, totaling $774.6 million, compared to $712.9 million a year ago.

C&IS Trust, Investment and Other Servicing Fees	Six Months Ended June 30,
($ In Millions)	2014	2013	Change
Custody and Fund Administration	$513.3	$458.2	$55.1	12%
Investment Management	152.7	149.4	3.3	2
Securities Lending	52.7	53.4	(0.7)	(1)
Other	59.9	51.9	4.0	8

Total	$774.6	$712.9	$61.7	9%

Custody and fund administration fees, the largest component of C&IS fees, increased 12%, primarily driven by new business, as well as the favorable impact of equity markets and movements in foreign exchange rates. C&IS investment management fees increased 2%, primarily reflecting higher equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS, attributable to persistent low short-term interest rates, totaled $29.7 million, compared to waived fees of $18.6 million in the prior year period. Securities lending revenue decreased 1%, primarily reflecting lower spreads offset by higher loan volumes in the current period. Other fees in C&IS increased 8%, primarily reflecting new business in investment risk and analytical services.

Trust, investment and other servicing fees in Wealth Management totaled $611.8 million, increasing $36.7 million, or 6%, from $575.1 million in the prior year period. The increase is primarily due to higher equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in Wealth Management totaled $33.5 million compared with $26.3 million in the prior year period.

Noninterest Income (continued)

Foreign exchange trading income decreased $27.8 million, or 21%, and totaled $103.0 million compared with $130.8 million in the prior year period. The decrease is attributable to lower currency market volatility and client volumes compared to the prior year period.

Other operating income increased $17.1 million, or 28%, to $78.2 million compared with $61.1 million in the prior year period. The components of other operating income are provided below.

Other Operating Income	Six Months Ended June 30,
($ In Millions)	2014	2013	Change
Loan Service Fees	$31.7	$29.6	$2.1	7%
Banking Service Fees	24.9	25.4	(0.5)	(2)
Other Income	21.6	6.1	15.5	N/M

Total Other Operating Income	$78.2	$61.1	$17.1	28%

The prior year period’s other income component of other operating income included a $12.4 million write-off of certain fee receivables resulting from the correction of an accrual methodology followed in prior years. Excluding the prior year period write-off, the other income component of other operating income increased 6% in the current year period, primarily reflecting gains from currency-related hedging activity.

Net investment security losses totaled $3.6 million, compared to net investment security gains totaling $0.3 million in the prior year period. The current year period includes $3.9 million of charges relating to the other-than-temporary impairment of certain Community Reinvestment Act (CRA) eligible securities.

Net Interest Income

Net interest income, stated on an FTE basis, totaled $507.8 million, an increase of $46.1 million, or 10%, from $461.7 million reported in the prior year period. The increase is the result of higher levels of average earning assets, partially offset by a decline in the net interest margin. Average earning assets were $93.7 billion, up $11.1 million, or 13%, from $82.6 billion in the prior year period, primarily attributable to higher levels of Federal Reserve deposits and securities. The increased Federal Reserve deposits and securities primarily reflect higher levels of non-U.S. interest-bearing deposits and demand deposits as compared to the prior year. The net interest margin declined to 1.09% from 1.13% in the prior year period reflecting lower yields on earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates.

Provision for Credit Losses

A provision for credit losses of $3.0 million was recorded in the current year period. A provision of $10.0 million was recorded in the prior year period. Net charge-offs totaled $7.4 million resulting from $19.3 million of charge-offs and $11.9 million of recoveries, compared to net charge-offs of $16.8 million in the prior year period resulting from $28.2 million of charge-offs and $11.4 million of recoveries. The current period provision reflects improvement in the credit quality of the commercial and institutional and commercial real

Provision for Credit Losses (continued)

estate loan classes while residential real estate loans continued to reflect weakness relative to the overall portfolio, accounting for 71% and 66% of total nonperforming loans and leases at June 30, 2014 and 2013, respectively. Loan balances within the commercial and institutional and commercial real estate loan classes increased in the current quarter, while the residential real estate loan balance decreased. For a fuller discussion of the consolidated allowance and provision for credit losses refer to the “Asset Quality” section beginning on page 18.

Noninterest Expense

Noninterest expense totaled $1.58 billion for the current period, up $120.4 million, or 8%, from the prior year period’s $1.46 billion. The components of noninterest expense are provided below.

Noninterest Expense	Six Months Ended June 30,
($ In Millions)	2014	2013	Change
Compensation	$714.2	$647.2	$67.0	10%
Employee Benefits	135.4	127.5	7.9	6
Outside Services	289.0	266.1	22.9	9
Equipment and Software	217.4	183.5	33.9	18
Occupancy	91.4	86.7	4.7	5
Other Operating Expense	131.6	147.6	(16.0)	(11)

Total Noninterest Expense	$1,579.0	$1,458.6	$120.4	8%

Compensation expense, the largest component of noninterest expense, increased $67.0 million, or 10%, to $714.2 million from the prior year period’s $647.2 million. The current year period includes pre-tax severance-related charges of $25.5 million. Excluding the severance-related charges, compensation expense increased $41.5 million, or 6%, reflecting higher staff levels, base pay adjustments and the unfavorable impact of movements in foreign exchange rates.

Employee benefit expense increased $7.9 million, or 6% to $135.4 million from $127.5 million in the prior year period, and includes $1.9 million of severance-related charges. Excluding these charges, employee benefit expense increased $6.0 million, or 5%, primarily attributable to higher expense associated with employee medical benefits and payroll tax expense, partially offset by lower pension expense.

Outside services expense equaled $289.0 million, up $22.9 million, or 9%, from $266.1 million in the prior year period. Outside services expense includes $1.1 million of severance-related charges in the current period. Excluding these charges, outside services expense increased $21.8 million, or 8%, primarily reflecting volume-driven growth in global sub-custodian expense as well as higher consulting and legal services expense.

Equipment and software expense totaled $217.4 million, up $33.9 million, or 18% from $183.5 million in the prior year period. The current period includes $9.5 million of pre-tax

Noninterest Expense (continued)

write-offs of replaced or eliminated software. Excluding these write-offs, equipment and software expense increased $24.4 million, or 13%, reflecting higher software amortization and related software support costs.

Occupancy expense equaled $91.4 million, up 5% from $86.7 million in the prior year period. The current period includes pre-tax charges totaling $4.3 million in connection with reductions in office space. Excluding these charges, occupancy expense was relatively unchanged from the prior year period.

The components of other operating expense are provided below.

Other Operating Expense	Six Months Ended June 30,
($ In Millions)	2014	2013	Change
Business Promotion	$47.5	$49.4	$(1.9)	(4)%
Staff Related	19.5	18.5	1.0	6
FDIC Insurance Premiums	10.6	11.8	(1.2)	(10)
Other Intangibles Amortization	9.9	10.3	(0.4)	(5)
Other Expenses	44.1	57.6	(13.5)	(24)

Total Other Operating Expense	$131.6	$147.6	$(16.0)	(11)%

The decrease in the other expenses component of other operating expense primarily reflects lower charges associated with account servicing activities.

Provision for Income Taxes

Income tax expense was $176.9 million and $173.2 million for the six months ended June 30, 2014 and 2013, respectively, representing an effective tax rate of 32.8% in both periods.

BALANCE SHEET

Total assets at June 30, 2014 were $105.8 billion and averaged $103.3 billion for the current quarter, compared with total assets of $97.2 billion at June 30, 2013 and average total assets of $92.8 billion in the prior year quarter. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted on a short term basis by deposit and withdrawal activity involving large balances of short-term client funds. Loans and leases totaled $30.7 billion at June 30, 2014 and averaged $30.1 billion in the current quarter, up 7% and 5%, respectively, compared to $28.8 billion at June 30, 2013 and a $28.6 billion average in the prior year quarter. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheet, totaled $34.4 billion at June 30, 2014 and averaged $34.3 billion for the current quarter, each up 12% as compared to $30.7 billion on average and at June 30, 2013 in the prior year quarter. In aggregate, the balance sheet line item categories of federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, and Federal Reserve deposits and other interest-bearing totaled $31.0 billion at June 30, 2014 and averaged $31.1 billion in the current quarter, up 23% and 31%, respectively, from the prior year quarter balances. Interest-bearing deposits at June 30, 2014 totaled and

BALANCE SHEET (continued)

averaged $65.8 billion, up 16% and 18%, respectively, compared to $56.8 billion at June 30, 2013 and a $55.9 billion average in the prior year quarter. Noninterest-bearing deposits at June 30, 2014 totaled $23.0 billion and averaged $18.8 billion, up 17% and 8%, respectively, compared to $19.7 billion at June 30, 2013 and a $17.5 billion average in the prior year quarter.

Total stockholders’ equity at June 30, 2014 was $8.0 billion and averaged $7.9 billion for the current quarter, each up 4% as compared to $7.7 billion at June 30, 2013 and $7.6 billion on average for the prior year quarter. The increase is primarily attributable to earnings, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share buyback program. During the three and six months ended June 30, 2014, the Corporation repurchased 1,235,417 shares at a cost of $74.9 million ($60.63 average price per share) and 3,860,132 shares at a cost of $237.9 million ($61.63 average price per share), respectively.

The capital ratios of Northern Trust and its principal subsidiary bank, The Northern Trust Company, remained strong at June 30, 2014, with all ratios applicable to classification as “well capitalized” under U.S. regulatory requirements having been exceeded.

Capital Ratios – Northern Trust Corporation	June 30, 2014		March 31, (b) 2014	December 31, (c) 2013
	Advanced (a) Approach	Standardized (b) Approach
Common Equity Tier 1	12.7%	12.7%	12.8%	12.9%
Tier 1	12.9%	12.9%	13.0%	13.4%
Total	14.9%	15.4%	15.5%	15.8%
Leverage	n/a	7.6%	7.8%	7.9%

Capital Ratios – The Northern Trust Company	June 30, 2014		March 31, (b) 2014	December 31, (c) 2013
	Advanced (a) Approach	Standardized (b) Approach
Common Equity Tier 1	11.7%	11.4%	11.7%	11.5%
Tier 1	11.6%	11.4%	11.7%	11.5%
Total	13.7%	14.0%	14.2%	14.3%
Leverage	n/a	6.7%	6.9%	6.8%

(a)	Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the June 30, 2014 ratios are calculated in compliance with the Basel III Advanced Approach final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(b)	Standardized Approach capital components in 2014 are determined by Basel III phased in requirements and risk weighted assets are determined by Basel I requirements. The June 30, 2014 and March 31, 2014 ratios calculated under the Standardized Approach comply with the final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(c)	The December 31, 2013 ratios are calculated in accordance with Basel I requirements.

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014, net cash provided by operating activities was $1.5 billion, primarily attributable to a reduction of net collateral deposited with derivative counterparties, as well as period earnings, inclusive of the impact of non-cash charges such as the amortization of computer software, and decreased receivables. Net cash used

STATEMENT OF CASH FLOWS (continued)

in operating activities for the six months ended June 30, 2013 was $1.3 billion, primarily attributable to increased net collateral deposited with derivative counterparties as a result of market movements on client-related and trading derivative instruments, partially offset by period earnings, inclusive of non-cash charges.

Net cash used in investing activities of $3.1 billion for the six months ended June 30, 2014 is primarily attributable to net purchases of securities held to maturity and available for sale, as well as increased loans and leases, partially offset by decreases within interest-bearing deposits with banks.

Net cash provided by investing activities of $2.7 billion for the six months ended June 30, 2013 primarily reflects decreases in Federal Reserve deposits and loans and leases, as well as net changes within securities available for sale and held to maturity, and within client settlement receivables. The decrease in Federal Reserve deposits was primarily the result of lower client deposits, partially offset by higher levels of short-term other borrowings.

For the six months ended June 30, 2014, net cash provided by financing activities totaled $2.2 billion, primarily reflecting increased total deposits, partially offset by lower levels of short-term other borrowings and senior notes. The increase in total deposits was attributable to increases in demand and other noninterest-bearing client deposits and non-U.S. office interest-bearing deposits. The decreases in short-term other borrowings and senior notes, respectively, reflect a decline in outstanding short-term other borrowings from the Federal Home Loan Bank and the maturity of $500 million of fixed-rate senior notes during the current quarter.

For the six months ended June 30, 2013, net cash used in financing activities totaled $436.5 million, primarily reflecting a decline in the level of U.S. demand deposits from the level at December 31, 2012, partially offset by increases in the levels of federal funds purchased and short-term other borrowings. The decrease in U.S. demand deposits was largely driven by the expiration on December 31, 2012 of the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program which had provided unlimited deposit insurance. The increases in federal funds purchased and short-term other borrowings reflect additional borrowing activity in the federal funds market and additional short-term borrowings from the Federal Home Loan Bank.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 85% of the combined available for sale, held to maturity, and trading account portfolios at June 30, 2014 comprised of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, supranational, sovereign and non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions.

The remaining portfolio was comprised of corporate notes, asset-backed securities,

ASSET QUALITY (continued)

negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 6% was rated double-A, 3% was rated below double-A, and 6% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Net unrealized gains within the investment securities portfolio totaled $65.3 million at June 30, 2014, comprised of $146.7 million and $81.4 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at June 30, 2014, the largest component, totaling $31.2 million, related to corporate debt securities, primarily reflecting widened credit spreads and higher market rates since purchase; 44% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $23.6 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase.

For the six months ended June 30, 2014, charges of $3.9 million were recorded relating to the other-than-temporary impairment (OTTI) of certain CRA eligible securities. There were no OTTI losses for the three months ended June 30, 2014 or for the three or six months ended June 30, 2013. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.

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

Exposures in Europe

Northern Trust continues to monitor closely economic developments in Europe. Northern Trust considers Ireland, Portugal, Italy, Greece, Spain, Cyprus and Slovenia to be those European countries experiencing significant economic, fiscal and/or political strains. At June 30, 2014, Northern Trust’s gross cross-border exposure to obligors in Ireland totaled approximately $690 million, or less than 1% of Northern Trust’s total consolidated assets. Of the cross-border exposure to obligors in Ireland, $10 million was to banks and the remainder was to commercial and other borrowers, primarily funds domiciled in Ireland whose assets and investment activities are broadly diversified by investment strategy, issuer type, country of risk, and/or instrument type. Exposures to the borrowers in Ireland may be secured or unsecured, committed or uncommitted, but are typically for short periods of a year or less for foreign exchange, overdraft accommodations, and loans. As

ASSET QUALITY (continued)

of June 30, 2014, there was no cross-border exposure to obligors in Italy, Portugal, Greece, Spain, Cyprus or Slovenia, and there was no exposure to sovereign debt securities in any of the European countries deemed to be experiencing significant economic, fiscal and/or political strains. Exposure levels at June 30, 2014 reflect Northern Trust’s risk management policies and practices, which operate to limit exposures to higher risk financial and sovereign entities.

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

($ In Millions)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$20.8	$26.1	$23.1	$25.0
Commercial Real Estate	45.4	51.6	49.2	61.5

Total Commercial	66.2	77.7	72.3	86.5

Personal
Residential Real Estate	161.7	180.9	189.1	177.2
Private Client	1.4	1.3	1.4	3.0

Total Personal	163.1	182.2	190.5	180.2

Total Nonperforming Loans and Leases	$229.3	$259.9	$262.8	$266.7

Other Real Estate Owned	12.6	9.8	11.9	14.5

Total Nonperforming Assets	$241.9	$269.7	$274.7	$281.2

90 Day Past Due Loans Still Accruing	$13.1	$12.3	$16.4	$18.5
Nonperforming Loans and Leases to Total Loans and Leases	0.75%	0.88%	0.89%	0.93%
Coverage of Loan and Lease Allowance to
Nonperforming Loans and Leases	1.2x	1.1x	1.1x	1.1x

Nonperforming assets of $241.9 million as of June 30, 2014 remain elevated from historical levels reflecting the effect of the economic downturn in 2008 on residential property valuations and general economic conditions. Residential real estate loans have exhibited persistent weakness relative to the overall portfolio, while the credit quality of commercial and institutional loans and commercial real estate loans have improved. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in credit quality, including

ASSET QUALITY (continued)

nonperforming loan balances, impact the level of the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

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

There was no provision for credit losses recorded in the current quarter. A provision of $5.0 million was recorded in the prior year quarter. Net charge-offs were $5.9 million, resulting from $7.8 million of charge-offs and $1.9 million of recoveries, compared to $8.1 million of net charge-offs in the prior year quarter, resulting from $15.6 million of charge-offs and $7.5 million of recoveries. The current quarter reflects improvement in the credit quality of the commercial and institutional and commercial real estate loan classes while residential real estate loans continued to reflect weakness relative to the overall portfolio,

ASSET QUALITY (continued)

accounting for 71% and 66% of total nonperforming loans and leases at June 30, 2014 and 2013, respectively. The residential real estate loan balance decreased in the current quarter, partially offset by higher levels of commercial and institutional loans and commercial real estate loans.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three and six months ended June 30, 2014 and 2013 due to charge-offs, recoveries, and the provision for credit losses.

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components, each by loan and lease segment and class.

	June 30, 2014		March 31, 2014		December 31, 2013		June 30, 2013
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$23.8	—%	$26.3	—%	$24.9	—%	$32.9	—%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	71.4	26	70.5	26	67.5	25	73.7	25
Commercial Real Estate	69.3	10	72.2	10	71.5	10	74.6	10
Lease Financing, net	3.4	3	3.5	3	4.2	3	4.5	3
Non-U.S.	2.7	4	2.6	5	2.1	3	2.3	5
Other	—	2	—	1	—	2	—	1

Total Commercial	146.8	45	148.8	45	145.3	43	155.1	44

Personal
Residential Real Estate	114.6	33	116.8	34	118.7	35	116.4	36
Private Client	18.3	22	17.5	21	19.0	22	16.3	20
Other	—	—	—	—	—	—	—	—

Total Personal	132.9	55	134.3	55	137.7	57	132.7	56

Total Allocated Inherent Allowance	$279.7	100%	$283.1	100%	$283.0	100%	$287.8	100%

Total Allowance for Credit Losses	303.5		309.4		307.9		320.7

Allowance Assigned to
Loans and Leases	$275.2		$279.2		$278.1		$290.4
Undrawn Commitments and Standby Letters of Credit	28.3		30.2		29.8		30.3

Total Allowance for Credit Losses	$303.5		$309.4		$307.9		$320.7

Allowance Assigned to Loans and Leases to Total Loans and Leases	0.90%		0.94%		0.95%		1.01%

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

Based on this continuing evaluation process, Northern Trust’s interest rate risk position, as measured by current market implied forward rates and sensitivity analyses, and the risk of loss as measured by the VaR associated with the foreign exchange trading portfolio, have not changed significantly since December 31, 2013.

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

	Three Months Ended
	June 30, 2014			June 30, 2013
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$293.8	$6.8	$300.6	$275.3	$7.9	$283.2
Interest Expense	47.2	—	47.2	55.2	—	55.2

Net Interest Income	$246.6	$6.8	$253.4	$220.1	$7.9	$228.0

Net Interest Margin	1.04%		1.06%	1.06%		1.10%

	Six Months Ended
	June 30, 2014			June 30, 2013
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$589.2	$15.5	$604.7	$562.0	$15.5	$577.5
Interest Expense	96.9	—	96.9	115.8	—	115.8

Net Interest Income	$492.3	$15.5	$507.8	$446.2	$15.5	$461.7

Net Interest Margin	1.06%		1.09%	1.09%		1.13%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	Second Quarter
	2014			2013
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$0.7	$554.1	0.47%	$0.4	309.8	0.51%
Interest-Bearing Deposits with Banks	33.6	17,294.6	0.78	34.5	18,192.6	0.76
Federal Reserve Deposits and Other Interest-Bearing	8.4	13,266.4	0.26	3.4	5,275.5	0.26
Securities
U.S. Government	6.7	2,368.7	1.13	4.7	1,787.4	1.05
Obligations of States and Political Subdivisions	2.8	168.4	6.76	4.6	287.0	6.39
Government Sponsored Agency	33.3	18,359.8	0.73	25.0	17,270.4	0.58
Other (1)	27.8	13,407.8	0.83	23.5	11,397.2	0.83

Total Securities	70.6	34,304.7	0.83	57.8	30,742.0	0.75

Loans and Leases (2)	187.3	30,052.9	2.50	187.1	28,601.8	2.62

Total Earning Assets	300.6	95,472.7	1.26	283.2	83,121.7	1.37

Allowance for Credit Losses Assigned to Loans and Leases	—	(276.8)	—	—	(290.2)	—
Cash and Due from Banks	—	2,838.4	—	—	2,964.6	—
Buildings and Equipment	—	450.7	—	—	461.6	—
Client Security Settlement Receivables	—	781.0	—	—	822.2	—
Goodwill	—	543.0	—	—	531.3	—
Other Assets	—	3,515.1	—	—	5,238.4	—

Total Assets	$—	$103,324.1	—%	$—	$92,849.6	—%

Average Source of Funds
Deposits
Savings and Money Market	$2.4	$14,828.6	0.06%	$2.3	$14,634.7	0.06%
Savings Certificates and Other Time	1.6	1,996.2	0.32	3.4	2,199.1	0.62
Non-U.S. Offices – Interest-Bearing	18.4	48,988.1	0.15	19.3	39,043.3	0.20

Total Interest-Bearing Deposits	22.4	65,812.9	0.14	25.0	55,877.1	0.18
Short-Term Borrowings	1.2	4,217.8	0.12	1.4	4,750.0	0.12
Senior Notes	13.7	1,661.6	3.30	19.3	2,400.1	3.21
Long-Term Debt	9.4	1,642.4	2.30	8.9	1,105.2	3.24
Floating Rate Capital Debt	0.5	277.2	0.80	0.6	277.1	0.86

Total Interest-Related Funds	47.2	73,611.9	0.26	55.2	64,409.5	0.34

Interest Rate Spread	—	—	1.00	—	—	1.03
Demand and Other Noninterest-Bearing Deposits	—	18,832.3	—	—	17,468.1	—
Other Liabilities	—	2,932.7	—	—	3,323.7	—
Stockholders’ Equity	—	7,947.2	—	—	7,648.3	—

Total Liabilities and Stockholders’ Equity	$—	$103,324.1	—%	$—	$92,849.6	—%

Net Interest Income/Margin (FTE Adjusted)	$253.4	$—	1.06%	$228.0	$—	1.10%

Net Interest Income/Margin (Unadjusted)	$246.6	$—	1.04%	$220.1	$—	1.06%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Three Months 2014/2013
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$42.2	$(24.8)	$17.4
Interest-Related Funds	7.8	(15.8)	(8.0)

Net Interest Income (FTE)	$34.4	$(9.0)	$25.4

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of June 30, 2014 and 2013.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.8% and 37.5% for the three months ending June 30 2014 and 2013, respectively. Total taxable equivalent interest adjustments amounted to $6.8 million and $7.9 million for the three months ended June 30 2014 and 2013, respectively.

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

AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME	NORTHERN TRUST CORPORATION

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	Six Months
	2014			2013
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under Agreements to Resell	$1.3	$542.3	0.49%	$0.5	$279.8	0.36%
Interest-Bearing Deposits with Banks	65.7	17,179.2	0.77	69.5	18,146.3	0.77
Federal Reserve Deposits and Other Interest-Bearing	16.5	12,986.0	0.26	5.9	4,577.7	0.26
Securities
U.S. Government	13.1	2,341.3	1.13	9.3	1,785.1	1.05
Obligations of States and Political Subdivisions	6.3	190.6	6.65	9.7	304.0	6.36
Government Sponsored Agency	74.2	18,098.7	0.83	60.7	17,772.7	0.69
Other (1)	55.9	12,711.0	0.89	45.7	11,145.2	0.83

Total Securities	149.5	33,341.6	0.90	125.4	31,007.0	0.82

Loans and Leases (2)	371.7	29,617.6	2.53	376.2	28,631.7	2.65

Total Earning Assets	604.7	93,666.7	1.30	577.5	82,642.5	1.41

Allowance for Credit Losses Assigned to Loans and Leases	—	(277.3)	—	—	(293.2)	—
Cash and Due from Banks	—	2,822.6	—	—	3,177.4	—
Buildings and Equipment	—	454.2	—	—	464.5	—
Client Security Settlement Receivables	—	842.3	—	—	807.8	—
Goodwill	—	541.9	—	—	532.0	—
Other Assets	—	3,741.9	—	—	4,882.0	—

Total Assets	$—	$101,792.3	—%	$—	$92,213.0	—%

Average Source of Funds
Deposits
Savings and Money Market	$4.7	$14,771.5	0.06%	$5.2	$14,756.8	0.07%
Savings Certificates and Other Time	3.4	1,911.3	0.36	7.3	2,291.8	0.64
Non-U.S. Offices – Interest-Bearing	34.4	47,784.0	0.15	41.6	39,132.1	0.21

Total Interest-Bearing Deposits	42.5	64,466.8	0.13	54.1	56,180.7	0.19
Short-Term Borrowings	2.3	4,384.0	0.11	2.5	4,081.4	0.13
Senior Notes	31.2	1,828.2	3.44	38.5	2,402.0	3.22
Long-Term Debt	19.8	1,685.4	2.37	19.5	1,191.0	3.31
Floating Rate Capital Debt	1.1	277.2	0.81	1.2	277.1	0.87

Total Interest-Related Funds	96.9	72,641.6	0.27	115.8	64,132.2	0.36

Interest Rate Spread	—	—	1.03	—	—	1.05
Demand and Other Noninterest-Bearing Deposits	—	18,240.5	—	—	17,184.9	—
Other Liabilities	—	2,973.4	—	—	3,299.9	—
Stockholders’ Equity	—	7,936.8	—	—	7,596.0	—

Total Liabilities and Stockholders’ Equity	$—	$101,792.3	—%	$—	$92,213.0	—%

Net Interest Income/Margin (FTE Adjusted)	$507.8	$—	1.09%	$461.7	$—	1.13%

Net Interest Income/Margin (Unadjusted)	$492.3	$—	1.06%	$446.2	$—	1.09%

ANALYSIS OF NET INTEREST INCOME CHANGES

DUE TO VOLUME AND RATE

	Six Months 2014/2013
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$77.1	$(49.9)	$27.2
Interest-Related Funds	15.2	(34.1)	(18.9)

Net Interest Income (FTE)	$61.9	$(15.8)	$46.1

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of June 30, 2014 and 2013.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.8 % and 37.5% for the six months ending June 30 2014 and 2013, respectively. Total taxable equivalent interest adjustments amounted to $15.5 million and $15.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking, such as statements concerning Northern Trust’s financial goals, capital adequacy, dividend policy, risk management policies, litigation-related matters and contingent liabilities, accounting estimates and assumptions, industry trends, strategic initiatives, credit quality including allowance levels, planned capital expenditures and technology spending, anticipated expense levels, future pension plan contributions, anticipated tax benefits and expenses, the impact of recent legislation and accounting pronouncements, and all other statements that do not relate to historical facts.

Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “likely”, “may increase”, “plan”, “goal”, “target”, “strategy”, and similar expressions or future or conditional verbs such as “may”, “will”, “should”, “would”, and “could.” You should carefully read the risk factors described in “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of certain risks that could, among other things, cause our actual results to differ from these forward looking statements.

Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results and involve risks and uncertainties that are difficult to predict. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	the health of the U.S. and international economies and particularly the continuing uncertainty in Europe;

•	the downgrade of U.S. Government issued and other securities;

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;

•	changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds, client portfolios, or securities lending collateral pools, including those funds, portfolios, collateral pools, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity;

•	the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies, including special deposit assessments or potentially higher FDIC premiums;

•	a significant downgrade of any of our debt ratings;

•	changes in foreign exchange trading client volumes and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes and volatility;

•	a decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which

FORWARD-LOOKING STATEMENTS (continued)

may be negatively impacted by periods of economic turmoil and financial market disruptions;

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

•	difficulties in measuring, or determining whether there is other-than-temporary impairment in, the value of securities held in Northern Trust’s investment portfolio;

•	our success in managing various risks inherent in its business, including credit risk, operational risk, interest rate risk, liquidity risk and strategic risk, particularly during times of economic uncertainty and volatility in the credit and financial markets;

•	geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events, war and the U.S. and other governments’ responses to those events;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;

•	regulatory and monetary policy developments;

•	failure to satisfy regulatory standards or to obtain regulatory approvals when required, including for the use and distribution of capital;

•	changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients;

•	changes in the nature and activities of Northern Trust’s competition, including increased consolidation within the financial services industry;

•	our success in maintaining existing business and continuing to generate new business in its existing markets;

•	the impact of equity markets on fee revenue;

•	our success in identifying and penetrating targeted markets;

•	our ability to address the complex needs of a global client base and manage compliance with legal, tax, regulatory and other requirements, especially in immature markets;

•	our ability to maintain a product mix that achieves acceptable margins;

•	our ability to continue to generate investment results that satisfy clients and to develop an array of investment products;

•	our success in generating revenue in our securities lending business, including for our clients, especially in periods of economic and financial market uncertainty;

•	our success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

•	our success in controlling expenses and implementing revenue enhancement initiatives;

•	our ability, as products, methods of delivery, and client requirements change or become more complex, to continue to fund and accomplish innovation;

FORWARD-LOOKING STATEMENTS (continued)

•	our ability to improve risk management practices and controls, and address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

•	uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts;

•	increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy;

•	risks that evolving regulations, such as Basel III and those promulgated under the Dodd-Frank Act, could affect required regulatory capital for financial institutions, including Northern Trust, potentially resulting in changes to the cost and composition of capital for Northern Trust;

•	the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions in reaction to adverse financial market events, including changes that may affect leverage limits and risk-based capital and liquidity requirements for certain financial institutions, require financial institutions to pay higher assessments, expose financial institutions to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust;

•	risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals;

•	risks associated with being a holding company, including our dependence on dividends from our principal subsidiary;

•	the risk of damage to our reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and

•	other factors identified in our Annual Report on Form 10-K, including those factors described in “Item 1A – Risk Factors”, and other filings with the SEC, all of which are available on our website.

Actual results may differ materially from those expressed or implied by the forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

CONSOLIDATED BALANCE SHEET	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Cash and Due from Banks	$3,945.2	$3,162.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	579.5	529.6
Interest-Bearing Deposits with Banks	17,059.8	19,397.4
Federal Reserve Deposits and Other Interest-Bearing	13,338.5	12,911.5
Securities
Available for Sale	29,689.4	28,392.8
Held to Maturity (Fair value of $4,265.4 and $2,321.4)	4,270.6	2,325.8
Trading Account	2.7	1.7

Total Securities	33,962.7	30,720.3

Loans and Leases
Commercial	13,991.4	12,620.0
Personal	16,706.2	16,765.5

Total Loans and Leases (Net of unearned income of $298.8 and $286.2)	30,697.6	29,385.5

Allowance for Credit Losses Assigned to Loans and Leases	(275.2)	(278.1)
Buildings and Equipment	441.9	458.8
Client Security Settlement Receivables	1,596.4	1,355.2
Goodwill	544.6	540.7
Other Assets	3,870.2	4,764.0

Total Assets	$105,761.2	$102,947.3

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$20,793.3	$16,888.7
Savings and Money Market	14,394.6	14,991.5
Savings Certificates and Other Time	1,967.4	1,874.4
Non U.S. Offices – Noninterest-Bearing	2,249.5	1,881.8
– Interest-Bearing	49,457.7	48,461.7

Total Deposits	88,862.5	84,098.1
Federal Funds Purchased	968.5	965.1
Securities Sold Under Agreements to Repurchase	919.6	917.3
Other Borrowings	151.7	1,558.6
Senior Notes	1,496.8	1,996.6
Long-Term Debt	1,653.4	1,709.2
Floating Rate Capital Debt	277.2	277.1
Other Liabilities	3,388.9	3,513.3

Total Liabilities	97,718.6	95,035.3

Stockholders’ Equity
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 235,584,991 and 237,322,035	408.6	408.6
Additional Paid-In Capital	1,039.3	1,035.7
Retained Earnings	7,344.1	7,134.8
Accumulated Other Comprehensive Loss	(205.2)	(244.3)
Treasury Stock (9,586,533 and 7,849,489 shares, at cost)	(544.2)	(422.8)

Total Stockholders’ Equity	8,042.6	7,912.0

Total Liabilities and Stockholders’ Equity	$105,761.2	$102,947.3

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions Except Share Information)	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$706.9	$657.3	$1,386.4	$1,288.0
Foreign Exchange Trading Income	52.9	71.3	103.0	130.8
Treasury Management Fees	16.6	17.1	33.4	33.9
Security Commissions and Trading Income	17.8	18.3	32.5	36.6
Other Operating Income	40.5	36.3	78.2	61.1
Investment Security Gains (Losses), net (Note)	0.4	0.1	(3.6)	0.3

Total Noninterest Income	835.1	800.4	1,629.9	1,550.7

Net Interest Income
Interest Income	293.8	275.3	589.2	562.0
Interest Expense	47.2	55.2	96.9	115.8

Net Interest Income	246.6	220.1	492.3	446.2
Provision for Credit Losses	—	5.0	3.0	10.0

Net Interest Income after Provision for Credit Losses	246.6	215.1	489.3	436.2

Noninterest Expense
Compensation	372.4	326.9	714.2	647.2
Employee Benefits	68.5	64.2	135.4	127.5
Outside Services	144.6	136.2	289.0	266.1
Equipment and Software	116.1	92.1	217.4	183.5
Occupancy	47.2	43.5	91.4	86.7
Other Operating Expense	62.2	66.8	131.6	147.6

Total Noninterest Expense	811.0	729.7	1,579.0	1,458.6

Income before Income Taxes	270.7	285.8	540.2	528.3
Provision for Income Taxes	88.8	94.7	176.9	173.2

Net Income	$181.9	$191.1	$363.3	$355.1

Net Income Applicable to Common Stock	$181.9	$191.1	$363.3	$355.1

Per Common Share
Net Income – Basic	$0.76	$0.78	$1.51	$1.46
– Diluted	0.75	0.78	1.50	1.45

Average Number of Common Shares Outstanding – Basic	236,012,703	239,738,592	236,607,125	239,454,653
– Diluted	237,753,679	241,040,681	238,398,614	240,617,300

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Net Income	$181.9	$191.1	$363.3	$355.1
Other Comprehensive Income (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	33.5	(81.5)	38.0	(80.2)
Net Unrealized Gains (Losses) on Cash Flow Hedges	(0.6)	2.1	1.0	(3.1)
Foreign Currency Translation Adjustments	(5.6)	5.8	(6.9)	1.6
Pension and Other Postretirement Benefit Adjustments	3.6	7.0	7.0	14.0

Other Comprehensive Income (Loss)	30.9	(66.6)	39.1	(67.7)

Comprehensive Income	$212.8	$124.5	$402.4	$287.4

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$—	$(4.6)	$—
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	—	0.7	—
Other Security Gains (Losses), net	0.4	0.1	0.3	0.3

Investment Security Gains (Losses), net	$0.4	$0.1	$(3.6)	$0.3

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2014	2013
Common Stock
Balance at January 1 and June 30	$408.6	$408.6

Additional Paid-in Capital
Balance at January 1	1,035.7	1,012.7
Treasury Stock Transactions – Stock Options and Awards	(47.1)	(38.5)
Stock Options and Awards – Amortization	42.1	39.2
Stock Options and Awards – Tax Benefits	8.6	0.9

Balance at June 30	1,039.3	1,014.3

Retained Earnings
Balance at January 1	7,134.8	6,702.7
Net Income	363.3	355.1
Dividends Declared – Common Stock	(154.0)	(148.6)

Balance at June 30	7,344.1	6,909.2

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(244.3)	(283.0)
Net Unrealized Gains (Losses) on Securities Available for Sale	38.0	(80.2)
Net Unrealized Gains (Losses) on Cash Flow Hedges	1.0	(3.1)
Foreign Currency Translation Adjustments	(6.9)	1.6
Pension and Other Postretirement Benefit Adjustments	7.0	14.0

Balance at June 30	(205.2)	(350.7)

Treasury Stock
Balance at January 1	(422.8)	(314.0)
Stock Options and Awards	116.5	147.0
Stock Purchased	(237.9)	(89.8)

Balance at June 30	(544.2)	(256.8)

Total Stockholders’ Equity at June 30	$8,042.6	$7,724.6

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	NORTHERN TRUST CORPORATION
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2014	2013
Cash Flows from Operating Activities:
Net Income	$363.3	$355.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses (Gains), net	3.6	(0.3)
Amortization and Accretion of Securities and Unearned Income, net	17.2	19.5
Provision for Credit Losses	3.0	10.0
Depreciation on Buildings and Equipment	46.5	46.4
Amortization of Computer Software	113.0	99.6
Amortization of Intangibles	9.9	10.3
Computer Software Write-Offs	9.5	—
Pension Plan Contributions	(13.9)	(16.4)
Change in Receivables	140.5	94.5
Change in Interest Payable	(10.2)	(12.2)
Change in Collateral With Derivative Counterparties, net	527.9	(1,818.0)
Other Operating Activities, net	329.7	(70.2)

Net Cash Provided by (Used in) Operating Activities	1,540.0	(1,281.7)

Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(49.9)	(220.4)
Change in Interest-Bearing Deposits with Banks	2,578.7	169.4
Net Change in Federal Reserve Deposits and Other Interest-Bearing Assets	(427.0)	853.8
Purchases of Securities – Held to Maturity	(3,758.9)	(3,671.6)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	1,846.0	3,256.2
Purchases of Securities – Available for Sale	(6,442.8)	(3,729.4)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	5,185.3	4,761.3
Change in Loans and Leases	(1,318.9)	646.5
Purchases of Buildings and Equipment	(32.4)	(31.7)
Purchases and Development of Computer Software	(159.6)	(130.7)
Change in Client Security Settlement Receivables	(234.0)	561.1
Other Investing Activities, net	(271.1)	246.6

Net Cash (Used in) Provided by Investing Activities	(3,084.6)	2,711.1

Cash Flows from Financing Activities:
Change in Deposits	4,468.0	(3,595.4)
Change in Federal Funds Purchased	3.4	1,503.2
Change in Securities Sold under Agreements to Repurchase	2.3	77.9
Change in Short-Term Other Borrowings	(1,644.8)	1,458.3
Repayments of Senior Notes and Long-Term Debt	(602.4)	(402.1)
Contingent Consideration Liability Payment	(55.3)	—
Treasury Stock Purchased	(237.9)	(89.5)
Net Proceeds from Stock Options	69.4	108.1
Cash Dividends Paid on Common Stock	(149.9)	(71.8)
Other Financing Activities, net	362.2	574.8

Net Cash Provided by (Used in) Financing Activities	2,215.0	(436.5)

Effect of Foreign Currency Exchange Rates on Cash	112.4	(114.7)

Increase in Cash and Due from Banks	782.8	878.2
Cash and Due from Banks at Beginning of Year	3,162.4	3,752.7

Cash and Due from Banks at End of Period	$3,945.2	$4,630.9

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$108.4	$127.9
Income Taxes Paid	74.1	91.9
Transfers from Loans to OREO	8.7	14.7

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation – The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the periods ended June 30, 2014 and 2013, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements. Within the statement of cash flows, net changes in the fair values of derivative assets and liabilities, previously included within Change in Collateral with Derivative Counterparties, net, are included in Other Operating Activities, net. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the 2013 Annual Report to Shareholders.

2. Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Northern Trust is currently assessing the impact of adoption of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will result in additional disclosures, but is not expected to impact significantly Northern Trust’s consolidated financial position or results of operations.

In June 2014, the FASB also issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of this ASU is not expected to impact significantly Northern Trust’s consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (continued)

3. Fair Value Measurements – Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of June 30, 2014, Northern Trust’s available for sale securities portfolio included 837 Level 2 securities with an aggregate market value of $27.2 billion. All 837 securities were valued by external pricing vendors. As of December 31, 2013, Northern Trust’s available for sale securities portfolio included 831 Level 2 securities with an aggregate market value of $26.4 billion. Of those, 829 securities, with an aggregate market value of $26.3 billion, were valued by external pricing vendors. The remaining 2 securities, with an aggregate market value of $57.4 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. Trading account securities, which totaled $2.7 million and $1.7 million as of June 30, 2014 and December 31, 2013, respectively, were all valued using external pricing vendors.

Northern Trust has established processes and procedures to assess the suitability of valuation methodologies used by external pricing vendors, including reviews of valuation techniques and assumptions used for selected securities. On a daily basis, periodic

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

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

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets as of June 30, 2014.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	Range of Lives and Rates
Auction Rate Securities	$98.8 million	Discounted Cash Flow	Remaining lives Discount rates	1.9 – 8.6 years 0.2% – 8.0%

Notes to Consolidated Financial Statements (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by fair value hierarchy level.

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
June 30, 2014
Securities
Available for Sale
U.S. Government	$2,417.7	$—	$—	$—	$2,417.7
Obligations of States and Political Subdivisions	—	4.6	—	—	4.6
Government Sponsored Agency	—	18,168.9	—	—	18,168.9
Corporate Debt	—	3,670.7	—	—	3,670.7
Covered Bonds	—	1,988.8	—	—	1,988.8
Supranational, Sovereign and Non-U.S. Agency Bonds	—	722.3	—	—	722.3
Residential Mortgage-Backed	—	42.9	—	—	42.9
Other Asset-Backed	—	2,391.0	—	—	2,391.0
Auction Rate	—	—	98.8	—	98.8
Other	—	183.7	—	—	183.7

Total Available for Sale	2,417.7	27,172.9	98.8	—	29,689.4

Trading Account	—	2.7	—	—	2.7

Total Available for Sale and Trading Securities	2,417.7	27,175.6	98.8	—	29,692.1

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	1,796.9	—	—	1,796.9
Interest Rate Contracts	—	223.7	—	—	223.7

Total Derivative Assets	—	2,020.6	—	(1,458.7)	561.9

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	1,830.8	—	—	1,830.8
Interest Rate Swaps	—	152.5	—	—	152.5

Total Derivative Liabilities	—	1,983.3	—	(1,487.8)	495.5

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of June 30, 2014, derivative assets and liabilities shown above also include reductions of $552.0 million and $581.1 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

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

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three and six months ended June 30, 2014 and 2013.

Level 3 Assets (In Millions)	Auction Rate Securities
	2014	2013
Three Months Ended June 30,
Fair Value at April 1	$98.5	$99.6
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (2)	0.5	—
Purchases, Issues, Sales, and Settlements	(0.2)	(0.5)

Fair Value at June 30	$98.8	$99.1

	2014	2013
Six Months Ended June 30,
Fair Value at January 1	$98.9	$97.8
Total Gains (Losses):
Included in Earnings (1)	—	0.1
Included in Other Comprehensive Income (2)	0.3	2.7
Purchases, Issues, Sales, and Settlements
Sales	0.1	—
Settlements	(0.5)	(1.5)

Fair Value at June 30	$98.8	$99.1

(1)	Realized gains for the six month period ended June 30, 2013 of $0.1 million represent gains from redemptions by issuers, which are recorded in interest income within the consolidated statement of income.
(2)	Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale within the consolidated statement of comprehensive income.

Level 3 Liabilities (In Millions)	Contingent Consideration
	2014	2013
Three Months Ended June 30,
Fair Value at April 1	$—	$51.4
Total (Gains) and Losses:
Included in Earnings (1)	—	1.3
Included in Other Comprehensive Income	—	—
Purchases, Issues, Sales, and Settlements	—	—

Fair Value at June 30	$—	$52.7

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30 (1)	$—	$1.3

	2014	2013
Six Months Ended June 30,
Fair Value at January 1	$55.4	$50.1
Total (Gains) Losses:
Included in Earnings (1)	(0.1)	2.6
Included in Other Comprehensive Income	—	—
Purchases, Issues, Sales, and Settlements
Settlements	(55.3)	—

Fair Value at June 30	$—	$52.7

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at June 30 (1)	$—	$2.6

(1)	(Gains) losses are recorded in other operating income (expense) within the consolidated statement of income.

Notes to Consolidated Financial Statements (continued)

During the six months ended June 30, 2014 and 2013, there were no transfers into or out of Level 3 assets or liabilities.

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis at June 30, 2014 and 2013, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of Other Real Estate Owned (OREO) properties. Fair values of real estate loan collateral were estimated using a market approach typically supported by third party valuations and property specific fees and taxes. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.

Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $16.9 million and $1.4 million, respectively, at June 30, 2014, and $45.6 million and $2.9 million, respectively, at June 30, 2013. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of June 30, 2014.

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$16.9 million	Market Approach	Discount to reflect realizable value	15% – 40%
OREO	$1.4 million	Market Approach	Discount to reflect realizable value	15% – 40%

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

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of all financial instruments.

(In Millions)	June 30, 2014
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,945.2	$3,945.2	$3,945.2	$—	$—
Federal Funds Sold and Resell Agreements	579.5	579.5	—	579.5	—
Interest-Bearing Deposits with Banks	17,059.8	17,059.8	—	17,059.8	—
Federal Reserve Deposits and Other Interest-Bearing	13,338.5	13,338.5	—	13,338.5	—
Securities
Available for Sale (1)	29,689.4	29,689.4	2,417.7	27,172.9	98.8
Held to Maturity	4,270.6	4,265.4	—	4,265.4	—
Trading Account	2.7	2.7	—	2.7	—
Loans (excluding Leases)
Held for Investment	29,493.3	29,568.4	—	—	29,568.4
Held for Sale	9.5	9.5	—	—	9.5
Client Security Settlement Receivables	1,596.4	1,596.4	—	1,596.4	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	207.5	207.5	—	207.5	—
Community Development Investments	205.2	204.5	—	204.5	—
Employee Benefit and Deferred Compensation	148.2	147.6	96.5	51.1	—

Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$37,437.4	$37,437.4	$37,437.4	$—	$—
Savings Certificates and Other Time	1,967.4	1,969.2	—	1,969.2	—
Non U.S. Offices Interest-Bearing	49,457.7	49,457.7	—	49,457.7	—
Federal Funds Purchased	968.5	968.5	—	968.5	—
Securities Sold under Agreements to Repurchase	919.6	919.6	—	919.6	—
Other Borrowings	151.7	151.7	—	151.7	—
Senior Notes	1,496.8	1,534.4	—	1,534.4	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,583.9	1,620.6	—	1,620.6	—
Federal Home Loan Bank Borrowings	35.0	35.3	—	35.3	—
Floating Rate Capital Debt	277.2	240.5	—	240.5	—
Other Liabilities
Standby Letters of Credit	61.2	61.2	—	—	61.2
Loan Commitments	29.3	29.3	—	—	29.3

Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$12.6	$12.6	$—	$12.6	$—
Liabilities	43.7	43.7	—	43.7	—
Interest Rate Contracts
Assets	107.9	107.9	—	107.9	—
Liabilities	41.5	41.5	—	41.5	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	1,784.3	1,784.3	—	1,784.3	—
Liabilities	1,787.1	1,787.1	—	1,787.1	—
Interest Rate Contracts
Assets	115.8	115.8	—	115.8	—
Liabilities	111.0	111.0	—	111.0	—

(1)	Refer to the table located on page 37 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2013
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,162.4	$3,162.4	$3,162.4	$—	$—
Federal Funds Sold and Resell Agreements	529.6	529.6	—	529.6	—
Interest-Bearing Deposits with Banks	19,397.4	19,397.4	—	19,397.4	—
Federal Reserve Deposits and Other Interest-Bearing	12,911.5	12,911.5	—	12,911.5	—
Securities
Available for Sale (1)	28,392.8	28,392.8	1,917.9	26,376.0	98.9
Held to Maturity	2,325.8	2,321.4	—	2,321.4	—
Trading Account	1.7	1.7	—	1.7	—
Loans (excluding Leases)
Held for Investment	28,136.5	28,147.2	—	—	28,147.2
Held for Sale	—	—	—	—	—
Client Security Settlement Receivables	1,355.2	1,355.2	—	1,355.2	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	194.7	194.7	—	194.7	—
Community Development Investments	228.1	227.8	—	227.8	—
Employee Benefit and Deferred Compensation	132.7	126.9	79.3	47.6	—

Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$33,762.0	$33,762.0	$33,762.0	$—	$—
Savings Certificates and Other Time	1,874.4	1,877.1	—	1,877.1	—
Non U.S. Offices Interest-Bearing	48,461.7	48,461.7	—	48,461.7	—
Federal Funds Purchased	965.1	965.1	—	965.1	—
Securities Sold under Agreements to Repurchase	917.3	917.3	—	917.3	—
Other Borrowings	1,558.6	1,558.6	—	1,558.6	—
Senior Notes	1,996.6	1,989.3	—	1,989.3	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,537.3	1,563.5	—	1,563.5	—
Federal Home Loan Bank Borrowings	135.0	137.2	—	137.2	—
Floating Rate Capital Debt	277.1	230.2	—	230.2	—
Other Liabilities
Standby Letters of Credit	59.6	59.6	—	—	59.6
Contingent Consideration	55.4	55.4	—	—	55.4
Loan Commitments	35.7	35.7	—	—	35.7

Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$21.0	$21.0	$—	$21.0	$—
Liabilities	59.5	59.5	—	59.5	—
Interest Rate Swaps
Assets	115.1	115.1	—	115.1	—
Liabilities	78.2	78.2	—	78.2	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,844.7	2,844.7	—	2,844.7	—
Liabilities	2,846.2	2,846.2	—	2,846.2	—
Interest Rate Contracts
Assets	122.8	122.8	—	122.8	—
Liabilities	117.0	117.0	—	117.0	—

(1)	Refer to the table located on page 38 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities – The following tables provide the amortized cost and fair values of securities at June 30, 2014 and December 31, 2013.

Securities Available for Sale	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$2,396.3	$21.4	$—	$2,417.7
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	18,112.8	79.7	23.6	18,168.9
Corporate Debt	3,696.3	5.6	31.2	3,670.7
Covered Bonds	1,974.6	14.3	0.1	1,988.8
Supranational, Sovereign and Non-U.S. Agency Bonds	720.6	2.6	0.9	722.3
Residential Mortgage-Backed	44.5	0.4	2.0	42.9
Other Asset-Backed	2,388.9	2.1	—	2,391.0
Auction Rate	97.1	2.4	0.7	98.8
Other	183.3	0.4	—	183.7

Total	$29,618.9	$129.0	$58.5	$29,689.4

Securities Held to Maturity	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$157.0	$9.2	$—	$166.2
Government Sponsored Agency	27.7	1.3	—	29.0
Non-U.S. Government Debt	171.7	—	—	171.7
Certificates of Deposit	1,533.0	0.2	—	1,533.2
Supranational, Sovereign and Non-U.S. Agency Bonds	2,317.6	6.9	9.3	2,315.2
Other	63.6	0.1	13.6	50.1

Total	$4,270.6	$17.7	$22.9	$4,265.4

Securities Available for Sale	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$1,896.7	$22.6	$1.4	$1,917.9
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	17,495.2	80.7	47.9	17,528.0
Corporate Debt	3,615.2	10.5	101.2	3,524.5
Covered Bonds	1,898.9	50.9	5.9	1,943.9
Supranational, Sovereign and Non-U.S. Agency Bonds	717.0	5.3	1.7	720.6
Residential Mortgage-Backed	52.4	0.1	4.4	48.1
Other Asset-Backed	2,390.8	1.4	0.4	2,391.8
Auction Rate	97.5	2.2	0.8	98.9
Other	214.1	0.4	—	214.5

Total	$28,382.3	$174.2	$163.7	$28,392.8

Securities Held to Maturity	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$225.2	$10.3	$—	$235.5
Government Sponsored Agency	35.9	1.1	—	37.0
Non-U.S. Government Debt	197.3	—	—	197.3
Certificates of Deposit	698.1	—	0.2	697.9
Supranational, Sovereign and Non-U.S. Agency Bonds	1,109.4	0.8	4.3	1,105.9
Other	59.9	0.1	12.2	47.8

Total	$2,325.8	$12.3	$16.7	$2,321.4

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Notes to Consolidated Financial Statements (continued)

The following table provides the remaining maturity of securities as of June 30, 2014.

(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$8,619.5	$8,629.4
Due After One Year Through Five Years	16,807.1	16,861.6
Due After Five Years Through Ten Years	3,045.0	3,045.5
Due After Ten Years	1,147.3	1,152.9

Total	29,618.9	29,689.4

Held to Maturity
Due in One Year or Less	1,864.9	1,868.3
Due After One Year Through Five Years	2,348.2	2,348.6
Due After Five Years Through Ten Years	22.1	23.3
Due After Ten Years	35.4	25.2

Total	$4,270.6	$4,265.4

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security gains of $0.4 million and $0.1 million were recognized in the three months ended June 30, 2014 and 2013, respectively, representing net realized gains from the sale of securities. Gross proceeds from the sale of securities during the three months ended June 30, 2014 of $264.2 million resulted in gross realized gains of $0.4 million. Gross proceeds from the sale of securities during the three months ended June 30, 2013 of $26.0 million resulted in gross realized gains of $0.1 million.

Net investment security losses of $3.6 million were recognized in the six months ended June 30, 2014 and include $3.9 million of charges related to the other-than-temporary impairment of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Net investment security gains of $0.3 million were recognized in the six months ended June 30, 2013, representing net realized gains from the sale of securities. For the six months ended June 30, 2014, proceeds of $463.9 million were received from the sale of securities and gross realized gains and losses totaled $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2013, proceeds of $81.7 million were received from the sale of securities and gross realized gains of $0.3 billion were realized.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of June 30, 2014 and December 31, 2013.

Securities with Unrealized Losses as of June 30, 2014	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government Sponsored Agency	$2,612.6	$8.3	$1,958.6	$15.3	$4,571.2	$23.6
Corporate Debt	579.2	1.1	1,282.3	30.1	1,861.5	31.2
Covered Bonds	—	—	10.0	0.1	10.0	0.1
Supranational, Sovereign and Non-U.S. Agency Bonds	1,406.2	9.3	58.9	0.9	1,465.1	10.2
Residential Mortgage-Backed	—	—	23.1	2.0	23.1	2.0
Auction Rate	2.4	0.1	13.5	0.6	15.9	0.7
Other	22.8	7.3	33.2	6.3	56.0	13.6

Total	$4,623.2	$26.1	$3,379.6	$55.3	$8,002.8	$81.4

Securities with Unrealized Losses as of December 31, 2013	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$896.4	$1.4	$—	$—	$896.4	$1.4
Government Sponsored Agency	4,340.8	42.6	413.7	5.3	4,754.5	47.9
Corporate Debt	1,759.5	85.4	267.0	15.8	2,026.5	101.2
Covered Bonds	278.8	5.7	9.9	0.2	288.7	5.9
Supranational, Sovereign and Non-U.S. Agency Bonds	789.4	6.0	—	—	789.4	6.0
Residential Mortgage-Backed	—	—	42.0	4.4	42.0	4.4
Other Asset-Backed	677.0	0.4	—	—	677.0	0.4
Certificates of Deposit	684.2	0.2	—	—	684.2	0.2
Auction Rate	22.1	0.1	14.0	0.7	36.1	0.8
Other	25.7	4.0	29.5	8.2	55.2	12.2

Total	$9,473.9	$145.8	$776.1	$34.6	$10,250.0	$180.4

As of June 30, 2014, 382 securities with a combined fair value of $8.0 billion were in an unrealized loss position, with their unrealized losses totaling $81.4 million. Unrealized losses of $23.6 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase. Unrealized losses of $31.2 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 44% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities.

Unrealized losses on residential mortgage-backed securities totaling $2.0 million reflect the impact of wider credit and liquidity spreads on the valuations of 4 residential mortgage-backed securities since purchase, with $23.1 million having been in an unrealized loss position for more than 12 months. Residential mortgage-backed securities at June 30, 2014 had a total amortized cost and fair value of $44.5 million and $42.9 million, respectively. Securities classified as “other asset-backed” had average lives less than 5 years, and 99% were rated triple-A.

Notes to Consolidated Financial Statements (continued)

The majority of the $13.6 million of unrealized losses in securities classified as “other” at June 30, 2014 relate to securities purchased at a premium or par by Northern Trust for compliance with CRA. Unrealized losses on these CRA related securities are attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $0.7 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of June 30, 2014 are attributable to changes in overall market interest rates, increased credit spreads, or reduced market liquidity. As of June 30, 2014, Northern Trust does not intend to sell any investment in an unrealized loss position and it is not more likely than not that Northern Trust will be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

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

As of June 30, 2014, loss estimates for subprime, Alt-A, prime and 2nd lien collateral portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure. Amortized cost, weighted average ultimate default rates, and impairment severity rates for the non-agency residential mortgage-backed securities portfolio, by security type as of June 30, 2014, are provided in the following table.

($ In Millions)	June 30, 2014
			Loss Severity Rates
Security Type	Amortized Cost	Weighted Average Ultimate Default Rates	Low	High	Weighted Average
Prime	$6.3	23.1%	32.3%	53.4%	46.1%
Alt-A	11.6	42.1	64.1	64.1	64.1
Subprime	20.1	46.3	72.7	75.4	73.3
2nd Lien	6.5	32.4	98.7	100.0	99.7

Total Non-Agency Residential Mortgage-Backed Securities	$44.5	39.4%	32.3%	100.0%	70.9%

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

Notes to Consolidated Financial Statements (continued)

As of June 30, 2014, impairment estimates for CRA mortgage-backed securities were developed using default and loss severity rates sourced from industry mortgage data. Ultimate recovery value of the securities was determined by applying default and severity rates against remaining collateral balances in the pools. An expected loss amount was calculated by applying loss severity rates on defaulted amounts. Book values were compared against collateral values net of expected losses in order to determine OTTI.

There were no OTTI losses recognized in the three months ended June 30, 2014 or in the three or six months ended June 30, 2013. There were $3.9 million of OTTI losses recognized during the six months ended June 30, 2014 related to CRA eligible mortgage-backed securities.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Changes in OTTI Losses*	$—	$—	$(4.6)	$—
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	—	—	0.7	—

Net Impairment Losses Recognized in Earnings	$—	$—	$(3.9)	$—

*	For initial other-than-temporary impairments in the respective period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial other-than-temporary impairments in the respective period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in OCI. For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Cumulative Credit-Related Losses on Securities Held – Beginning of Period	$12.7	$8.8	$8.8	$42.3
Plus: Losses on Newly Identified Impairments	—	—	1.8	—
Additional Losses on Previously Identified Impairments	—	—	2.1	—
Less: Current and Prior Period Losses on Securities Sold During the Period	—	—	—	(33.5)

Cumulative Credit-Related Losses on Securities Held – End of Period	$12.7	$8.8	$12.7	$8.8

Notes to Consolidated Financial Statements (continued)

The table below provides information regarding debt securities held as of June 30, 2014 and December 31, 2013, for which an OTTI loss has been recognized in the current period or previously.

(In Millions)	June 30, 2014	December 31, 2013
Fair Value	$46.9	$38.3
Amortized Cost Basis	53.2	42.8

Noncredit-related Losses Recognized in OCI	(6.3)	(4.5)
Tax Effect	2.4	1.7

Amount Recorded in OCI	$(3.9)	$(2.8)

5. Loans and Leases – Amounts outstanding for loans and leases, by segment and class, are shown below.

(In Millions)	June 30, 2014	December 31, 2013
Commercial
Commercial and Institutional	$8,042.6	$7,375.8
Commercial Real Estate	3,075.5	2,955.8
Lease Financing, net	926.4	975.1
Non-U.S.	1,334.0	954.7
Other	612.9	358.6

Total Commercial	13,991.4	12,620.0

Personal
Residential Real Estate	9,992.6	10,271.3
Private Client	6,630.5	6,445.6
Other	83.1	48.6

Total Personal	16,706.2	16,765.5

Total Loans and Leases	30,697.6	29,385.5

Allowance for Credit Losses Assigned to Loans and Leases	(275.2)	(278.1)

Net Loans and Leases	$30,422.4	$29,107.4

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

As of June 30, 2014 and December 31, 2013, equity credit lines totaled $1.9 billion and $2.0 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 87% of the total equity credit lines as of those dates.

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances primarily related to the processing of custodied client investments, that totaled $1.9 billion at June 30, 2014 and $1.3 billion at December 31, 2013. Demand

Notes to Consolidated Financial Statements (continued)

deposits reclassified as loan balances totaled $83.9 million and $104.1 million at June 30, 2014 and December 31, 2013, respectively. Loans classified as held for sale totaled $9.5 million at June 30, 2014. There were no loans classified as held for sale at December 31, 2013.

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

Notes to Consolidated Financial Statements (continued)

Loan and lease segment and class balances as of June 30, 2014 and December 31, 2013 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5” and “6 to 9” (watch list), categories.

	June 30, 2014				December 31, 2013
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$4,853.8	$3,072.8	$116.0	$8,042.6	$4,432.5	$2,801.5	$141.8	$7,375.8
Commercial Real Estate	1,203.5	1,736.3	135.7	3,075.5	1,053.7	1,748.7	153.4	2,955.8
Lease Financing, net	504.1	418.0	4.3	926.4	685.7	285.0	4.4	975.1
Non-U.S.	588.6	744.4	1.0	1,334.0	442.8	511.9	—	954.7
Other	520.9	92.0	—	612.9	157.7	200.9	—	358.6

Total Commercial	7,670.9	6,063.5	257.0	13,991.4	6,772.4	5,548.0	299.6	12,620.0

Personal
Residential Real Estate	3,075.4	6,452.4	464.8	9,992.6	3,204.6	6,563.6	503.1	10,271.3
Private Client	4,177.9	2,447.8	4.8	6,630.5	3,957.6	2,481.2	6.8	6,445.6
Other	70.6	12.5	—	83.1	21.2	27.4	—	48.6

Total Personal	7,323.9	8,912.7	469.6	16,706.2	7,183.4	9,072.2	509.9	16,765.5

Total Loans and Leases	$14,994.8	$14,976.2	$726.6	$30,697.6	$13,955.8	$14,620.2	$809.5	$29,385.5

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

Notes to Consolidated Financial Statements (continued)

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total other real estate owned and nonperforming asset balances, as of June 30, 2014 and December 31, 2013.

June 30, 2014
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,977.8	$30.3	$12.4	$1.3	$8,021.8	$20.8	$8,042.6
Commercial Real Estate	3,012.9	9.6	5.7	1.9	3,030.1	45.4	3,075.5
Lease Financing, net	926.4	—	—	—	926.4	—	926.4
Non-U.S.	1,334.0	—	—	—	1,334.0	—	1,334.0
Other	612.9	—	—	—	612.9	—	612.9

Total Commercial	13,864.0	39.9	18.1	3.2	13,925.2	66.2	13,991.4

Personal
Residential Real Estate	9,802.6	12.4	11.1	4.8	9,830.9	161.7	9,992.6
Private Client	6,564.1	44.3	15.6	5.1	6,629.1	1.4	6,630.5
Other	83.1	—	—	—	83.1	—	83.1

Total Personal	16,449.8	56.7	26.7	9.9	16,543.1	163.1	16,706.2

Total Loans and Leases	$30,313.8	$96.6	$44.8	$13.1	$30,468.3	$229.3	$30,697.6

				Other Real Estate Owned		12.6

				Total Nonperforming Assets		$241.9

December 31, 2013
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$7,332.3	$5.0	$12.1	$3.3	$7,352.7	$23.1	$7,375.8
Commercial Real Estate	2,881.1	4.1	14.6	6.8	2,906.6	49.2	2,955.8
Lease Financing, net	975.1	—	—	—	975.1	—	975.1
Non-U.S.	954.7	—	—	—	954.7	—	954.7
Other	358.6	—	—	—	358.6	—	358.6

Total Commercial	12,501.8	9.1	26.7	10.1	12,547.7	72.3	12,620.0

Personal
Residential Real Estate	9,934.4	129.3	15.6	2.9	10,082.2	189.1	10,271.3
Private Client	6,404.2	29.1	7.5	3.4	6,444.2	1.4	6,445.6
Other	48.6	—	—	—	48.6	—	48.6

Total Personal	16,387.2	158.4	23.1	6.3	16,575.0	190.5	16,765.5

Total Loans and Leases	$28,889.0	$167.5	$49.8	$16.4	$29,122.7	$262.8	$29,385.5

				Other Real Estate Owned		11.9

				Total Nonperforming Assets		$274.7

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

The following tables provide information related to impaired loans by segment and class.

	As of June 30, 2014			As of December 31, 2013
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$12.6	$15.3	$—	$12.2	$18.1	$—
Commercial Real Estate	49.7	57.1	—	46.6	57.1	—
Lease Financing, net	4.3	4.3	—	4.4	4.4	—
Residential Real Estate	177.9	225.8	—	185.0	227.8	—
Private Client	0.4	0.4	—	0.8	0.8	—
With a Related Specific Allowance
Commercial and Institutional	7.7	7.8	3.7	9.6	12.1	3.6
Commercial Real Estate	15.7	21.6	3.9	26.7	31.5	4.5
Residential Real Estate	1.4	1.5	0.4	8.1	8.7	2.3
Private Client	0.9	0.9	0.5	—	—	—
Total
Commercial	90.0	106.1	7.6	99.5	123.2	8.1
Personal	180.6	228.6	0.9	193.9	237.3	2.3

Total	$270.6	$334.7	$8.5	$293.4	$360.5	$10.4

Notes to Consolidated Financial Statements (continued)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$10.6	$—	$10.8	$0.1	$11.0	$—	$11.5	$0.1
Commercial Real Estate	44.7	0.2	40.3	0.2	44.8	0.5	40.0	0.4
Lease Financing, net	4.3	—	4.6	0.1	4.4	0.1	4.6	0.1
Residential Real Estate	181.2	0.7	156.6	0.6	185.2	1.3	148.7	1.1
Private Client	0.7	—	13.3	0.2	0.7	—	11.4	0.3
With a Related Specific Allowance
Commercial and Institutional	9.7	—	12.5	—	9.9	—	11.7	—
Commercial Real Estate	22.7	—	33.2	—	24.6	—	31.7	—
Residential Real Estate	3.8	—	8.3	—	5.4	—	9.0	—
Private Client	0.5	—	1.6	—	0.3	—	1.4	—
Total
Commercial	92.0	0.2	101.4	0.4	94.7	0.6	99.5	0.6
Personal	186.2	0.7	179.8	0.8	191.6	1.3	170.5	1.4

Total	$278.2	$0.9	$281.2	$1.2	$286.3	$1.9	$270.0	$2.0

Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.4 million and $2.6 million, respectively, for the three months ended June 30, 2014 and 2013, and $4.9 million and $5.2 million, respectively, for the six months ended June 30, 2014 and 2013.

There were $1.5 million and $3.4 million of aggregate undrawn loan commitments and standby letters of credit at June 30, 2014 and December 31, 2013, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings (TDRs). Included within impaired loans were $62.8 million and $72.7 million of nonperforming TDRs, and $91.9 million and $89.8 million of performing TDRs as of June 30, 2014 and December 31, 2013, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain reported as impaired.

Notes to Consolidated Financial Statements (continued)

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three and six month periods ended June 30, 2014 and 2013, and the recorded investments and unpaid principal balances as of June 30, 2014 and 2013.

($ In Millions)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	2	$0.7	$1.0	2	$0.7	$1.0
Commercial Real Estate	—	—	—	1	0.7	0.7
Lease Financing, net	—	—	—	—	—	—

Total Commercial	2	0.7	1.0	3	1.4	1.7

Personal
Residential Real Estate	34	4.9	5.7	68	8.4	9.4
Private Client	2	0.3	0.3	3	0.3	0.3

Total Personal	36	5.2	6.0	71	8.7	9.7

Total Loans and Leases	38	$5.9	$7.0	74	$10.1	$11.4

Note: Period end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	—	$—	$—	7	$0.5	$1.0
Commercial Real Estate	3	4.7	6.9	4	4.7	7.0

Total Commercial	3	4.7	6.9	11	5.2	8.0

Personal
Residential Real Estate	36	5.3	6.9	84	45.0	48.5
Private Client	1	—	—	6	12.8	12.8

Total Personal	37	5.3	6.9	90	57.8	61.3

Total Loans and Leases	40	$10.0	$13.8	101	$63.0	$69.3

Note: Period end balances reflect all paydowns and charge-offs during the period.

TDR modifications involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.

During the three and six months ended June 30, 2014, the majority of TDR modifications of loans within the commercial real estate, residential real estate, and private client classes were extensions of term. During the three and six months ended June 30, 2013, TDR modifications of loans within the commercial and institutional, commercial real estate, and private client classes were primarily deferrals of principal; extensions of term, and other modifications, and modifications of loans within the residential real estate class were primarily deferrals of principal, interest rate concessions, extensions of term, and other modifications.

Notes to Consolidated Financial Statements (continued)

There were three residential real estate loans modified as TDRs in the 12 months ended March 31, 2014 which subsequently became nonperforming during the three and six months ended June 30, 2014. The total recorded investment and unpaid principal balance for these loans were $487.4 thousand and $862.7 thousand, respectively. There was one private client loan modified as a TDR in the 12 months ended March 31, 2014 which subsequently became nonperforming during the three and six months ended June 30, 2014. The total recorded investment and unpaid principal balance for this loan was $5 thousand.

There were no loans or leases modified in TDRs in the 12 months ended March 31, 2013 which subsequently became nonperforming during the three or six months ended June 30, 2013.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.

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

The following tables provide information regarding changes in the total allowance for credit losses by segment during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$173.1	$136.3	$309.4	$187.1	$136.7	$323.8
Charge-Offs	(2.1)	(5.7)	(7.8)	(4.3)	(11.3)	(15.6)
Recoveries	0.3	1.6	1.9	4.6	2.9	7.5

Net (Charge-Offs) Recoveries	(1.8)	(4.1)	(5.9)	0.3	(8.4)	(8.1)
Provision for Credit Losses	(2.6)	2.6	—	(3.3)	8.3	5.0
Effect of Foreign Exchange Rates	—	—	—	—	—	—

Balance at End of Period	$168.7	$134.8	$303.5	$184.1	$136.6	$320.7

	Six Months Ended June 30,
	2014			2013
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$168.0	$139.9	$307.9	$194.2	$133.4	$327.6
Charge-Offs	(6.3)	(13.0)	(19.3)	(5.2)	(23.0)	(28.2)
Recoveries	8.8	3.1	11.9	6.4	5.0	11.4

Net (Charge-Offs) Recoveries	2.5	(9.9)	(7.4)	1.2	(18.0)	(16.8)
Provision for Credit Losses	(1.8)	4.8	3.0	(11.2)	21.2	10.0
Effect of Foreign Exchange Rates	—	—	—	(0.1)	—	(0.1)

Balance at End of Period	$168.7	$134.8	$303.5	$184.1	$136.6	$320.7

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$90.0	$180.6	$270.6	$99.5	$193.9	$293.4
Evaluated for Inherent Impairment	13,901.4	16,525.6	30,427.0	12,520.5	16,571.6	29,092.1

Total Loans and Leases	13,991.4	16,706.2	30,697.6	12,620.0	16,765.5	29,385.5

Allowance for Loans and Leases
Specifically Evaluated for Impairment	7.6	0.9	8.5	8.1	2.3	10.4
Evaluated for Inherent Impairment	135.8	130.9	266.7	132.8	134.9	267.7

Allowance Assigned to Loans and Leases	143.4	131.8	275.2	140.9	137.2	278.1

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	25.3	3.0	28.3	27.1	2.7	29.8

Total Allowance for Credit Losses	$168.7	$134.8	$303.5	$168.0	$139.9	$307.9

7. Pledged Assets – Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits; repurchase agreements; Federal Home Loan Bank borrowings; and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal

Notes to Consolidated Financial Statements (continued)

Reserve Bank discount window borrowings. At June 30, 2014, securities and loans totaling $32.1 billion ($22.9 billion of government sponsored agency and other securities, $157.3 million of obligations of states and political subdivisions, and $9.0 billion of loans) were pledged. This compares to $32.4 billion ($22.6 billion of government sponsored agency and other securities, $222.7 million of obligations of states and political subdivisions, and $9.6 billion of loans) at December 31, 2013. Collateral required for these purposes totaled $3.5 billion and $5.0 billion at June 30, 2014 and December 31, 2013, respectively. Included in the total pledged assets at June 30, 2014 and December 31, 2013 were available for sale securities with a total fair value of $922.3 million and $915.3 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of June 30, 2014 and December 31, 2013 was $500.0 million. There was no repledged or sold collateral at June 30, 2014 or December 31, 2013. Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.3 billion and $1.2 billion for the three and six months ended June 30, 2014, respectively, and $0.9 billion for both the three and six months ended June 30, 2013.

8. Goodwill and Other Intangibles – The carrying amounts of goodwill, reflecting the effect of foreign exchange rates on non-U.S. dollar denominated balances, by business unit at June 30, 2014 and December 31, 2013 were as follows:

(In Millions)	June 30, 2014	December 31, 2013
Corporate & Institutional Services	$473.0	$469.2
Wealth Management	71.6	71.5

Total Goodwill	$544.6	$540.7

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of June 30, 2014 and December 31, 2013 were as follows:

(In Millions)	June 30, 2014	December 31, 2013
Gross Carrying Amount	$199.7	$198.2
Less: Accumulated Amortization	126.7	115.2

Net Book Value	$73.0	$83.0

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets on the consolidated balance sheet. Amortization expense related to other intangible assets totaled $5.0 million and $9.9 million for the three and six months ended June 30, 2014, respectively, and $5.1 million and $10.3 million for the three and six months ended June 30, 2013, respectively. Amortization for the remainder of 2014 and for the years 2015, 2016, 2017, and 2018 is estimated to be $9.9 million, $11.9 million, $9.3 million, $9.2 million and $8.6 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Business Units – The following tables show the earnings contributions of Northern Trust’s business units for the three and six month periods ended June 30, 2014 and 2013.

Three Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$395.4	$364.2	$311.5	$293.1	$—	$—	$706.9	$657.3
Foreign Exchange Trading Income	50.7	69.8	2.2	1.5	—	—	52.9	71.3
Other Noninterest Income	47.1	45.6	23.1	24.3	5.1	1.9	75.3	71.8
Net Interest Income (FTE)*	76.7	66.0	132.6	141.2	44.1	20.8	253.4	228.0

Revenue*	569.9	545.6	469.4	460.1	49.2	22.7	1,088.5	1,028.4
Provision for Credit Losses	2.4	1.2	(2.4)	3.8	—	—	—	5.0
Noninterest Expense	446.4	396.0	329.4	301.8	35.2	31.9	811.0	729.7

Income (loss) before Income Taxes*	121.1	148.4	142.4	154.5	14.0	(9.2)	277.5	293.7
Provision (Benefit) for Income Taxes*	36.1	48.3	53.6	58.0	5.9	(3.7)	95.6	102.6

Net Income	$85.0	$100.1	$88.8	$96.5	$8.1	$(5.5)	$181.9	$191.1

Percentage of Consolidated Net Income	47%	52%	49%	51%	4%	-3%	100%	100%
Average Assets	$59,995.2	$51,976.0	$22,210.8	$22,803.8	$21,118.1	$18,069.8	$103,324.1	$92,849.6

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $6.8 million for 2014 and $7.9 million for 2013.

Six Months Ended June 30,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest Income
Trust, Investment and Other Servicing Fees	$774.6	$712.9	$611.8	$575.1	$—	$—	$1,386.4	$1,288.0
Foreign Exchange Trading Income	98.8	128.0	4.2	2.8	—	—	103.0	130.8
Other Noninterest Income	91.5	85.8	45.8	41.5	3.2	4.6	140.5	131.9
Net Interest Income (FTE)*	150.4	130.1	267.6	289.0	89.8	42.6	507.8	461.7

Revenue*	1,115.3	1,056.8	929.4	908.4	93.0	47.2	2,137.7	2,012.4
Provision for Credit Losses	3.6	(1.5)	(0.6)	11.5	—	—	3.0	10.0
Noninterest Expense	869.9	794.7	648.2	603.6	60.9	60.3	1,579.0	1,458.6

Income (loss) before Income Taxes*	241.8	263.6	281.8	293.3	32.1	(13.1)	555.7	543.8
Provision (Benefit) for Income Taxes*	70.9	84.2	106.2	110.8	15.3	(6.3)	192.4	188.7

Net Income	$170.9	$179.4	$175.6	$182.5	$16.8	$(6.8)	$363.3	$355.1

Percentage of Consolidated Net Income	47%	51%	48%	51%	5%	-2%	100%	100%
Average Assets	$58,631.4	$51,648.2	$22,368.8	$22,832.4	20,792.1	$17,732.4	$101,792.3	$92,213.0

*	Stated on a fully taxable equivalent basis (FTE). Total consolidated includes FTE adjustments of $15.5 million for both 2014 and 2013.

Further discussion of business unit results is provided within the “Business Unit Reporting” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements (continued)

10. Accumulated Other Comprehensive Income (Loss) – The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2014 and 2013, and changes during the three and six month periods then ended.

(In Millions)	Balance at December 31, 2013	Net Change	Balance at June 30, 2014
Net Unrealized Gains (Losses) on Securities Available for Sale	$6.0	$38.0	$44.0
Net Unrealized Gains (Losses) on Cash Flow Hedges	2.9	1.0	3.9
Net Foreign Currency Adjustments	7.1	(6.9)	0.2
Net Pension and Other Postretirement Benefit Adjustments	(260.3)	7.0	(253.3)

Total	$(244.3)	$39.1	$(205.2)

(In Millions)	Balance at December 31, 2012	Net Change	Balance at June 30, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$101.0	$(80.2)	$20.8
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.4)	(3.1)	(4.5)
Net Foreign Currency Adjustments	10.5	1.6	12.1
Net Pension and Other Postretirement Benefit Adjustments	(393.1)	14.0	(379.1)

Total	$(283.0)	$(67.7)	$(350.7)

	Three Months Ended June 30,
	2014			2013
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$(3.3)	$1.3	$(2.0)	$—	$—	$—
Other Unrealized Gains (Losses) on Securities Available for Sale	57.3	(21.4)	35.9	(130.7)	49.2	(81.5)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(0.4)	—	(0.4)	—	—	—

Net Change	53.6	(20.1)	33.5	(130.7)	49.2	(81.5)

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	(1.3)	0.6	(0.7)	(0.1)	0.4	0.3
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.2	(0.1)	0.1	2.8	(1.0)	1.8

Net Change	(1.1)	0.5	(0.6)	2.7	(0.6)	2.1

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	13.4	0.1	13.5	6.7	1.2	7.9
Long-Term Intra-Entity Foreign Currency Transaction Losses	(1.0)	—	(1.0)	—	—	—
Net Investment Hedge Gains (Losses)	(29.6)	11.5	(18.1)	(3.3)	1.2	(2.1)
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	(17.2)	11.6	(5.6)	3.4	2.4	5.8

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	6.1	(2.5)	3.6	11.2	(4.2)	7.0

Net Change	$6.1	$(2.5)	$3.6	$11.2	$(4.2)	$7.0

Notes to Consolidated Financial Statements (continued)

	Six Months Ended June 30,
	2014			2013
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$(1.8)	$0.7	$(1.1)	$2.1	$(0.8)	$1.3
Other Unrealized Gains (Losses) on Securities Available for Sale	63.0	(23.6)	39.4	(130.5)	49.1	(81.4)
Reclassification Adjustment for (Gains) Losses Included in Net Income	(0.3)	—	(0.3)	(0.2)	0.1	(0.1)

Net Change	60.9	(22.9)	38.0	(128.6)	48.4	(80.2)

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	1.1	(0.3)	0.8	(9.3)	3.3	(6.0)
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.4	(0.2)	0.2	4.6	(1.7)	2.9

Net Change	1.5	(0.5)	1.0	(4.7)	1.6	(3.1)

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	19.9	(0.6)	19.3	(49.7)	1.7	(48.0)
Long-Term Intra-Entity Foreign Currency Transaction Losses	(1.6)	—	(1.6)	—	—	—
Net Investment Hedge Gains (Losses)	(40.2)	15.6	(24.6)	79.5	(29.9)	49.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	—	—	—	—	—	—

Net Change	(21.9)	15.0	(6.9)	29.8	(28.2)	1.6

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gain (Loss)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	12.5	(5.5)	7.0	22.4	(8.4)	14.0

Net Change	$12.5	$(5.5)	$7.0	$22.4	$(8.4)	$14.0

The following table provides the location and before-tax amounts of reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2014.

	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income
		Three Months Ended	Six Months Ended
(In Millions)		June 30, 2014
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$(0.4)	$(0.3)
Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/ Expense	0.2	0.4
Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial (Gain) Loss	Employee Benefits	(0.4)	(0.8)
Amortization of Prior Service Cost	Employee Benefits	6.5	13.3

Gross Reclassification Adjustment		$6.1	$12.5

Notes to Consolidated Financial Statements (continued)

11. Net Income Per Common Share Computations – The computations of net income per common share are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ In Millions Except Per Common Share Information)	2014	2013	2014	2013
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	236,012,703	239,738,592	236,607,125	239,454,653
Net Income Applicable to Common Stock	$181.9	$191.1	$363.3	$355.1
Less: Earnings Allocated to Participating Securities	3.1	3.2	6.0	5.6

Earnings Allocated to Common Shares Outstanding	178.8	187.9	357.3	349.5

Basic Net Income Per Common Share	0.76	0.78	1.51	1.46

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	236,012,703	239,738,592	236,607,125	239,454,653
Plus: Dilutive Effect of Share-based Compensation	1,740,976	1,302,089	1,791,489	1,162,647

Average Common and Potential Common Shares	237,753,679	241,040,681	238,398,614	240,617,300

Earnings Allocated to Common and Potential Common Shares	$178.8	$187.9	$357.3	$349.5
Diluted Net Income Per Common Share	0.75	0.78	1.50	1.45

Note: Common stock equivalents totaling 1,981,304 and 1,980,947 for the three and six months ended June 30, 2014, respectively, and 3,432,897 and 4,008,871 for the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

12. Net Interest Income – The components of net interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Interest Income
Loans and Leases	$185.8	$185.5	$368.7	$373.1
Securities – Taxable	63.5	48.5	132.9	106.7
– Non-Taxable	1.8	3.0	4.1	6.3
Interest-Bearing Deposits with Banks	33.6	34.5	65.7	69.5
Federal Reserve Deposits and Other	9.1	3.8	17.8	6.4

Total Interest Income	293.8	275.3	589.2	562.0

Interest Expense
Deposits	22.4	25.0	42.5	54.1
Federal Funds Purchased	0.3	0.3	0.6	0.7
Securities Sold Under Agreements to Repurchase	0.1	0.1	0.2	0.2
Other Borrowings	0.8	1.0	1.5	1.6
Senior Notes	13.7	19.3	31.2	38.5
Long-Term Debt	9.4	8.9	19.8	19.5
Floating Rate Capital Debt	0.5	0.6	1.1	1.2

Total Interest Expense	47.2	55.2	96.9	115.8

Net Interest Income	$246.6	$220.1	$492.3	$446.2

13. Income Taxes – Income tax expense for the three and six months ended June 30, 2014 of $88.8 million and $176.9 million, respectively, was recorded, representing an effective tax rate of 32.8% for both the three and six months then ended. The prior year three and six month provisions for income taxes were $94.7 million and $173.2 million, representing an effective tax rate of 33.1% and 32.8%, respectively.

Notes to Consolidated Financial Statements (continued)

14. Pension and Other Postretirement Plans – The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and other postretirement plan for the three and six months ended June 30, 2014 and 2013.

Net Periodic Pension Expense U.S. Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Service Cost	$8.2	$7.6	$16.4	$15.2
Interest Cost	11.1	10.6	22.2	21.1
Expected Return on Plan Assets	(24.5)	(23.0)	(48.9)	(46.1)
Amortization
Net Actuarial Loss	(0.1)	10.2	(0.2)	20.6
Prior Service Cost	5.3	(0.1)	10.7	(0.2)

Net Periodic Pension Expense	$—	$5.3	$0.2	$10.6

Net Periodic Pension Expense (Benefit) Non U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Interest Cost	$1.8	$1.6	$3.5	$3.3
Expected Return on Plan Assets	(1.8)	(1.6)	(3.5)	(3.1)
Net Actuarial Loss Amortization	(0.4)	0.4	(0.8)	0.5

Net Periodic Pension Expense (Benefit)	$(0.4)	$0.4	$(0.8)	$0.7

Net Periodic Pension Expense Supplemental Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Service Cost	$0.7	$0.4	$1.5	$0.8
Interest Cost	1.2	1.1	2.4	2.2
Amortization
Net Actuarial Loss	0.1	1.7	0.2	3.4
Prior Service Cost	1.4	0.1	2.9	0.2

Net Periodic Pension Expense	$3.4	$3.3	$7.0	$6.6

Net Periodic Postretirement Expense (Benefit) Other Postretirement Plan	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Service Cost	$0.1	$0.1	$0.1	$0.1
Interest Cost	0.3	0.3	0.7	0.6
Amortization
Net Actuarial Gain	—	(0.3)	—	(0.6)
Prior Service Cost	(0.2)	(0.8)	(0.3)	(1.5)

Net Periodic Postretirement Expense (Benefit)	$0.2	$(0.7)	$0.5	$(1.4)

Notes to Consolidated Financial Statements (continued)

15. Share-Based Compensation Plans – The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock units, and performance stock units.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Restricted Stock Unit Awards	$14.9	$11.9	$29.0	$24.3
Stock Options	2.1	4.3	8.5	11.2
Performance Stock Units	3.2	2.1	5.8	3.3

Total Share-Based Compensation Expense	20.2	18.3	43.3	38.8

Tax Benefits Recognized	$7.5	$6.8	$16.2	$14.5

16. Variable Interest Entities – Variable Interest Entities (VIEs) are defined within GAAP as entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. Investors that finance a VIE through debt or equity interests, or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that has both the power to direct the activities that most significantly impact the entity and a variable interest that could potentially be significant to the entity is deemed to be the VIE’s primary beneficiary and is required to consolidate the VIE.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of June 30, 2014 and December 31, 2013, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $595.4 million and $671.2 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

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

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any unfunded commitments. As of June 30, 2014 and December 31, 2013, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheet, totaled $204.2 million and $222.3 million, respectively. As of June 30, 2014 and December 31, 2013, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheet, totaled $19.0 million and $19.8 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and unfunded commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Affordable housing tax credits and other tax benefits attributable to community development projects totaled $13.9 million and $28.7 million for the three and six months ended June 30, 2014.

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

17. Contingent Liabilities – Standby Letters of Credit and Indemnifications. Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges, and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $4.4 billion at June 30, 2014 and $4.5 billion at December 31, 2013.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Senior Credit Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $94.7 billion at June 30, 2014 and $82.7 billion at December 31, 2013. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at June 30, 2014 or December 31, 2013 related to these indemnifications.

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of June 30, 2014, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $130 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

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

Notes to Consolidated Financial Statements (continued)

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

In April 2014, Northern Trust received a subpoena from the U.S. Securities and Exchange Commission (SEC) seeking documents related to Northern Trust’s securities lending activities. Northern Trust is cooperating with the SEC in this investigation.

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. (Visa U.S.A.) and in connection with the 2007 initial public offering of Visa Inc. (Visa), received shares of restricted stock in Visa, a portion of which was redeemed pursuant to a mandatory redemption. The proceeds of the redemption totaled $167.9 million and were recorded as a gain in 2008. The remaining Visa shares held by Northern Trust are recorded at their original cost basis of zero and as of June 30, 2014 had restrictions as to their sale or transfer.

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

On October 19, 2012, Visa signed a settlement agreement with plaintiff representatives for binding settlement of the indemnified litigation relating to interchange fees. On January 14, 2014, the trial court entered a final judgment order approving the settlement with the class plaintiffs, which is subject to appeal. A number of objectors have appealed from that order and more than 30 opt-out cases have been filed by merchants in various federal district courts. While the ultimate resolution of outstanding Visa related litigation and the timing for removal of selling restrictions on shares owned by Northern Trust are highly uncertain, Northern Trust anticipates that the value of its remaining shares of Visa stock will be adequate to offset any remaining indemnification obligations related to Visa litigation.

Notes to Consolidated Financial Statements (continued)

Contingent Purchase Consideration. In connection with an acquisition consummated in 2011, contingent consideration was recorded relating to certain performance-related purchase price adjustments. The fair value of the contingent consideration was $55.4 million at December 31, 2013. In April 2014, Northern Trust made a payment of $55.3 million to extinguish the contingent consideration liability at the value agreed by the parties.

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

All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheet at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statement of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $0.9 billion as of June 30, 2014 and by $1.2 billion as of December 31, 2013, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at June 30, 2014 also reflect reductions of $552.0 million and $581.1 million, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This

Notes to Consolidated Financial Statements (continued)

compares with reductions of derivative assets and liabilities of $210.7 million and $767.7 million, respectively, at December 31, 2013. Additional cash collateral received from and deposited with derivative counterparties totaling $102.9 million and $2.1 million, respectively, as of June 30, 2014, and $36.4 million and $39.3 million, respectively, as of December 31, 2013, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears interest rate derivative instruments that are addressed under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $27.5 million and $27.6 million at June 30, 2014 and December 31, 2013, respectively, are not offset against derivative assets and liabilities on the consolidated balance sheet, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $577.6 million and $257.3 million at June 30, 2014 and December 31, 2013, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $554.3 million and $197.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at June 30, 2014 and December 31, 2013 of $23.3 million and $60.3 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Notes to Consolidated Financial Statements (continued)

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

Client-Related and Trading Derivative Instruments. Approximately 97% of Northern Trust’s derivatives outstanding at June 30, 2014 and December 31, 2013, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

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

	June 30, 2014			December 31, 2013
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$260,014.8	$1,784.3	$1,787.1	$243,135.0	$2,844.7	$2,846.2
Interest Rate Contracts	5,178.3	115.8	111.0	5,001.7	122.8	117.0

Total	$265,193.1	$1,900.1	$1,898.1	$248,136.7	$2,967.5	$2,963.2

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2014 and 2013.

	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2014	2013	2014	2013
Foreign Exchange Contracts	Foreign Exchange Trading Income	$52.9	$71.3	$103.0	$130.8
Interest Rate Contracts	Security Commissions and Trading Income	2.1	3.8	4.0	7.0

Total		$55.0	$75.1	$107.0	$137.8

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

Notes to Consolidated Financial Statements (continued)

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

			June 30, 2014			December 31, 2013
	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$3,114.3	$17.2	$39.5	$3,296.9	$31.5	$44.8

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	90.7	2.0	1,250.0	83.6	33.4

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	333.2	9.5	3.2	314.0	10.2	5.5

Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	10.0	—	—	—	—	—

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,733.9	1.6	39.9	1,684.9	9.8	52.8

Total			$6,441.4	$119.0	$84.6	$6,545.8	$135.1	$136.5

In addition to the above, Sterling denominated debt, totaling $260.7 million and $259.1 million at June 30, 2014 and December 31, 2013, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates.

Notes to Consolidated Financial Statements (continued)

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the three and six months ended June 30, 2014 and 2013.

	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)			2014	2013	2014	2013
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(14.9)	$34.6	$(27.0)	$38.0

Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	27.7	(11.8)	60.2	(12.5)

Total			$12.8	$22.8	$33.2	$25.5

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item as the gain or loss. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and on an ongoing basis. There was no ineffectiveness or changes in the fair value of hedged items recognized in earnings for fair value hedges during the three and six months ended June 30, 2014. There were losses of $0.3 million and $0.6 million recorded within the fair values of hedged items for such “long-haul” hedges during the three and six months ended June 30, 2013, respectively. There were losses of $0.3 million and $0.5 million from ineffectiveness recorded during the three and six months ended June 30, 2013, respectively, in connection with the hedging of available for sale investment securities, senior notes, and subordinated debt. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change in the accounting for the hedged item. When the hedged forecasted transaction impacts earnings, balances in AOCI are reclassified to earnings. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of available for sale investment securities. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis

Notes to Consolidated Financial Statements (continued)

which limits hedge ineffectiveness. To the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, 23 months is the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions is being hedged.

The following tables provide cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three and six months ended June 30, 2014 and 2013.

(In Millions)	Foreign Exchange Contracts (Before Tax)
Three Months Ended June 30,	2014	2013
Net Gain/(Loss) Recognized in AOCI	$(1.3)	$(0.1)

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	1.9	(1.0)
Interest Income	—	—
Other Operating Expense	—	(1.8)

Total	$1.9	$(2.8)

(In Millions)	Foreign Exchange Contracts (Before Tax)
Six Months Ended June 30,	2014	2013
Net Gain/(Loss) Recognized in AOCI	$1.1	$(9.3)

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	2.7	(1.7)
Interest Income	—	—
Other Operating Expense	(0.2)	(2.9)

Total	$2.5	$(4.6)

During the three and six months ended June 30, 2014 and 2013, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net gain of $5.3 million will be reclassified into earnings within the next twelve months relating to cash flow hedges.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was

Notes to Consolidated Financial Statements (continued)

no ineffectiveness recorded during the three and six months ended June 30, 2014 and 2013. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three and six months ended June 30, 2014 and 2013.

	Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013
Foreign Exchange Contracts	$(22.9)	$(2.0)	$(31.9)	$64.3
Sterling Denominated Subordinated Debt	(6.7)	(1.3)	(8.3)	15.2

Total	$(29.6)	$(3.3)	$(40.2)	$79.5

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

(In Millions)	June 30, 2014			December 31, 2013
	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$183.9	$1.5	$0.6	$168.8	$1.0	$1.2

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the three and six months ended June 30, 2014 and 2013.

	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)		2014	2013	2014	2013
Credit Default Swap Contracts	Other Operating Income	$—	$—	$—	$(0.1)
Foreign Exchange Contracts	Other Operating Income	1.5	(1.6)	0.8	(4.5)

Total		$1.5	$(1.6)	$0.8	$(4.6)

Notes to Consolidated Financial Statements (continued)

19. Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

June 30, 2014
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$1,513.4	$790.2	$723.2	$—	$723.2
Interest Rate Swaps OTC	205.1	38.6	166.5	—	166.5
Interest Rate Swaps Exchange Cleared	18.6	9.1	9.5	—	9.5
Cross Product Netting Adjustment	—	68.8	—	—	—
Cross Product Collateral Adjustment	—	552.0	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,737.1	1,458.7	278.4	—	278.4

Total Derivatives Not Subject to a Master Netting Arrangement	283.5	—	283.5	—	283.5

Total Derivatives	2,020.6	1,458.7	561.9	—	561.9

Securities Purchased under Agreements to Resell (2)	$500.0	$—	$500.0	$500.0	$—

December 31, 2013
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$2,612.5	$1,073.3	$1,539.2	$—	$1,539.2
Interest Rate Swaps OTC	228.8	47.5	181.3	—	181.3
Interest Rate Swaps Exchange Cleared	9.1	9.1	—	—	—
Cross Product Netting Adjustment	—	28.4	—	—	—
Cross Product Collateral Adjustment	—	210.7	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,850.4	1,369.0	1,481.4	—	1,481.4

Total Derivatives Not Subject to a Master Netting Arrangement	253.2	—	253.2	—	253.2

Total Derivatives	3,103.6	1,369.0	1,734.6	—	1,734.6

Securities Purchased under Agreements to Resell (2)	$500.0	$—	$500.0	$500.0	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $3,308.3 million and $3,029.4 million as of June 30, 2014 and December 31, 2013, respectively.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $79.5 million and $29.6 million as of June 30, 2014 and December 31, 2013, respectively.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

June 30, 2014
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$1,493.0	$790.2	$702.8	$—	$702.8
Interest Rate Swaps OTC	143.4	38.6	104.8	—	104.8
Interest Rate Swaps Exchange Cleared	9.1	9.1	—	—	—
Cross Product Netting Adjustment	—	68.8	—	—	—
Cross Product Collateral Adjustment	—	581.1	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	1,645.5	1,487.8	157.7	—	157.7

Total Derivatives Not Subject to a Master Netting Arrangement	337.8	—	337.8	—	337.8

Total Derivatives	1,983.3	1,487.8	495.5	—	495.5

Securities Sold under Agreements to Repurchase	$919.6	$—	$919.6	$919.6	$—

December 31, 2013
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$2,039.0	$1,073.3	$965.7	$—	$965.7
Interest Rate Swaps OTC	163.7	47.5	116.2	—	116.2
Interest Rate Swaps Exchange Cleared	31.5	9.1	22.4	—	22.4
Cross Product Netting Adjustment	—	28.4	—	—	—
Cross Product Collateral Adjustment	—	767.7	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	2,234.2	1,926.0	308.2	—	308.2

Total Derivatives Not Subject to a Master Netting Arrangement	866.7	—	866.7		866.7

Total Derivatives	3,100.9	1,926.0	1,174.9	—	1,174.9

Securities Sold under Agreements to Repurchase	$917.3	$—	$917.3	$917.3	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $2,893.4 million and $2,338.4 million as of June 30, 2014 and December 31, 2013, respectively.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of June 30, 2014 and December 31, 2013.

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

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Northern Trust’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014. Based on such evaluation, such officers have concluded that, as of June 30, 2014, the Corporation’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act.

During the quarter ended June 30, 2014, there have been no changes in the Corporation’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information presented in Note 17 titled “Contingent Liabilities” within this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1-30, 2014	229,508	$60.13	229,508	11,770,492
May 1-31, 2014	775,880	60.31	775,880	10,994,612
June 1-30, 2014	230,029	62.19	230,029	10,764,583

Total (Second Quarter)	1,235,417	$60.63	1,235,417	10,764,583

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	Includes shares repurchased under the authorization announced by the Corporation on April 16, 2013. This program was terminated on April 15, 2014, as on that date the Corporation’s board of directors authorized the Corporation to repurchase up to 12.0 million shares of the Corporation’s common stock. Shares purchased after April 15, 2014 were made pursuant to the new program, which has no expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date:	July 28, 2014	By:	/s/ Michael G. O’Grady
Michael G. O’Grady
Executive Vice President and Chief Financial Officer

Date:	July 28, 2014	By:	/s/ Jane Karpinski
Jane Karpinski
Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Northern Trust Corporation 1997 Deferred Compensation Plan For Non-Employee Directors As Amended and Restated.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheet (2) the Consolidated Statement of Income, (3) the Consolidated Statement of Comprehensive Income (4) the Consolidated Statement of Changes in Stockholders’ Equity, (5) the Consolidated Statement of Cash Flows, and (6) Notes to Consolidated Financial Statements.