Form 10-K
period 2014-12-31
NORTHERN TRUST CORP
filed 2015-02-26
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 0-5965

NORTHERN TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2723087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 South La Salle Street
Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 630-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $1.66 2/3 Par Value	The NASDAQ Stock Market LLC
Depositary Shares, each representing 1/1000th interest in a share of Series C
Non-Cumulative Perpetual Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), based upon the last sale price of the common stock at June 30, 2014 as reported by The NASDAQ Stock Market LLC, held by non-affiliates was approximately $15.1 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At January 31, 2015, 233,486,704 shares of common stock, $1.66 2/3 par value, were outstanding.

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NORTHERN TRUST CORPORATION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

i |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

PART I

ITEM 1 – BUSINESS

Northern Trust Corporation

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 19 U.S. states, Washington, D.C., and 20 international locations in Canada, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2014, the Corporation had consolidated total assets of $109.9 billion and stockholders’ equity of $8.4 billion.

The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. Founded in 1889, the Bank conducts its business through its U.S. operations and its various U.S. and non-U.S. branches and subsidiaries. At December 31, 2014, the Bank had consolidated assets of $109.6 billion and common bank equity capital of $7.6 billion.

The Corporation expects that the Bank will continue in the foreseeable future to be the major source of the Corporation’s consolidated assets, revenues, and net income. Except where the context otherwise requires, references to “Northern Trust,” “we,” “us,” “our” or similar terms mean Northern Trust Corporation and its subsidiaries on a consolidated basis.

Business Overview

Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Northern Trust also makes use of a third reporting segment, Treasury and Other, under which it reports certain income and expense items not allocated to C&IS and Wealth Management.

CORPORATE & INSTITUTIONAL SERVICES

C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including, but not limited to: global master trust and custody; employee benefit services; fund administration; investment operations outsourcing; investment risk and analytical services; securities lending; foreign exchange; banking; cash management; treasury management; brokerage services; and transition management services. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region. At December 31, 2014, total C&IS assets under custody were $5.5 trillion and assets under management were $709.6 billion.

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

Wealth Management is one of the largest providers of advisory services in the United States, with $515.7 billion in assets under custody and $224.5 billion in assets under management at December 31, 2014. Wealth Management services are delivered by multidisciplinary teams through a network of offices in 18 U.S. states and Washington, D.C., as well as offices in London, Guernsey, and Abu Dhabi.

1 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

ASSET MANAGEMENT

Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active, passive and engineered equity; active and passive fixed income; cash management; alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are fully allocated to C&IS and Wealth Management.

Competition

Northern Trust faces intense competition in all aspects and areas of its business. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which Northern Trust conducts operations. Our competitors include a broad range of financial institutions and servicing companies, including other custodial banks, deposit-taking institutions, asset management firms, benefits consultants, trust companies, investment banking firms, insurance companies, and investment counseling firms.

Northern Trust’s principal business strategy is to provide quality financial services to targeted market segments in which it believes it has a competitive advantage and favorable growth prospects. As part of this strategy, Northern Trust seeks to deliver a level of service that distinguishes it from its competitors. In addition, Northern Trust emphasizes the development and growth of recurring sources of fee-based income. Northern Trust seeks to develop and expand its recurring fee-based revenue by identifying select markets with attractive growth characteristics and providing a high level of individualized service to clients in those markets. Northern Trust also seeks to preserve its asset quality through established credit review procedures and to maintain a conservative balance sheet. Finally, Northern Trust seeks to operate with a strong management team that includes senior officers having broad experience and long tenures.

Economic Conditions And Government Policies

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

The Board of Governors of the Federal Reserve System (Federal Reserve Board) implements monetary policy through its open market operations in United States Government securities, its setting of the discount rate at which member banks may borrow from Federal Reserve Banks, and its changes in the reserve requirements for deposits. The policies adopted by the Federal Reserve Board directly affect interest rates and hence what banks earn on their loans and investments and what they pay on their savings and time deposits and other purchased funds.

Supervision And Regulation

Northern Trust is subject to extensive regulation under state and federal laws in the United States, as well as the applicable laws of each of the various jurisdictions outside the United States in which Northern Trust does business. The discussion below outlines significant elements of selected laws and regulations applicable to Northern Trust. Changes in these laws or regulations, or their application, cannot be predicted, but may have a material effect on Northern Trust’s businesses and results of operations.

2 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

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

Under the BHCA, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking. As a financial holding company, the Corporation is permitted to engage in other activities that the Federal Reserve Board determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or to acquire shares of companies engaged in such activities. Activities defined to be financial in nature include: providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitations. They also include activities previously determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Corporation may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank, without the prior approval of the Federal Reserve Board.

In order to maintain the Corporation’s status as a financial holding company, each of the Corporation’s insured depository institution subsidiaries must remain “well-capitalized” and “well-managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (CRA). In addition, as a result of the amendment of the BHCA by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), as discussed further below, the Corporation must remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met, that the Corporation could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies.

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

The Bank is registered provisionally with the U.S. Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act as a swap dealer. As a provisionally registered swap dealer, the Bank is subject to significant regulatory obligations regarding swap activity and the supervision, examination and enforcement power of the CFTC and other regulators. Certain of the Corporation’s other affiliates are registered with the CFTC as a commodity trading advisor or commodity pool operator under the Commodity Exchange Act and are subject to that act and the associated rules and regulations of the CFTC.

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

3 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

promulgated thereunder. Other subsidiaries are regulated by state banking departments in various states. The Bank and other subsidiaries of the Corporation act as investment advisers to several mutual funds and other asset managers which are subject to regulation by the SEC under the Investment Company Act of 1940. The Bank is registered with the SEC and Municipal Securities Rulemaking Board as a municipal securities dealer and another subsidiary of the Corporation is registered as both a municipal securities dealer and a municipal securities advisor with the same regulators.

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

Another component of the functional regulation relates to the application of federal commodity and derivatives laws and CFTC oversight of some bank commodity and derivatives activities, including swap-dealing activities.

THE DODD-FRANK ACT

The Dodd-Frank Act has had, and is expected to continue to have, a broad impact on the financial services industry, imposing significant new regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, and the FDIC. The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Corporation and its banking subsidiaries, including the Bank.

Enhanced Prudential Standards. The Dodd-Frank Act imposed enhanced prudential requirements on U.S. bank holding companies with at least $50 billion in total consolidated assets, including the Corporation. The enhanced prudential standards include more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements and single counterparty credit limits for large bank holding companies, including the Corporation. The Federal Reserve Board also has the discretion to require these large U.S. bank holding companies to limit their short-term debt, to issue contingent capital instruments, and to provide enhanced public disclosures. The Federal Reserve Board has issued final rules implementing enhanced prudential standards for more stringent risk-based capital, leverage, liquidity, risk management, and stress testing requirements. Under the final rules, which became effective January 1, 2015, the Corporation must submit annual capital plans to the Federal Reserve Board, be subject to supervisor-conducted periodic stress tests to evaluate capital adequacy in adverse economic conditions, conduct capital stress tests, implement enhanced risk management procedures, comply with a liquidity risk management framework (discussed below in “Liquidity Standards”), conduct liquidity stress tests, and hold a buffer of liquid assets estimated to meet funding needs during a financial stress event. The Federal Reserve Board also has proposed rules that would implement aggregate credit exposure limits and early remediation requirements that are required to be established under sections 165 and 166 of the Dodd-Frank Act, but these proposed rules have not yet been finalized.

Resolution Planning. As required by the Dodd-Frank Act, the Federal Reserve Board and FDIC have jointly issued a final rule requiring the Corporation to submit periodically to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC has issued a final rule requiring the Bank to submit to the

4 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

FDIC periodic plans for resolution in the event of the Bank’s failure. The Corporation and the Bank submitted a single resolution plan that complies with these rules in December 2014. A similar directive has been adopted for European Union credit institutions.

Orderly Liquidation Authority. Under the Dodd-Frank Act, certain financial companies, such as the Corporation and certain of its covered subsidiaries, can be subjected to a new orderly liquidation authority. For the orderly liquidation authority to apply, the U.S. Treasury Secretary, in consultation with the President of the United States, must make a determination, among other things, that the Corporation is in default or danger of default, the failure of the Corporation and its resolution under the U.S. Bankruptcy Code would have serious adverse effects on financial stability in the United States, no viable private sector alternative is available to prevent the default of the Corporation, and orderly liquidation authority proceedings would mitigate these adverse effects. This determination must be recommended by two-thirds of the FDIC Board of Directors and two-thirds of the Federal Reserve Board. Absent such actions, the Corporation, as a bank holding company, would remain subject to the U.S. Bankruptcy Code. The orderly liquidation authority became effective in July 2010, and rulemaking is proceeding in stages. If the Corporation were subject to orderly liquidation authority, the FDIC would be appointed as its receiver, which would give the FDIC considerable powers to resolve the Corporation, including: (1) the power to remove officers and directors responsible for the Corporation’s failure and to appoint new directors and officers; (2) the power to assign assets and liabilities to a third party or bridge financial company without the need for creditor consent or prior court review; (3) the ability to differentiate among creditors, including by treating junior creditors better than senior creditors, subject to a minimum recovery right to receive at least what such senior creditors would have received in bankruptcy liquidation; and (4) broad powers to administer the claims process to determine distributions from the assets of the receivership to creditors not transferred to a third party or bridge financial institution.

The Volcker Rule. The Volcker rule became effective on July 21, 2012, and, in December 2013, U.S. regulators issued final regulations to implement it. In December 2013, the Federal Reserve Board extended the conformance period for compliance with the Volcker rule until July 21, 2015. The Federal Reserve Board subsequently extended the conformance period for compliance with certain portions of the prohibition against sponsoring or investing in certain private funds until July 21, 2017. The Volcker rule bans proprietary trading subject to exceptions for market making, hedging, certain trading activities in U.S. and foreign sovereign debt, certain trading activities of non-U.S. banking entities trading outside the United States, and trading activities related to liquidity management. The Volcker rule also maintains the ban on sponsoring or investing in certain “covered funds,” such as hedge funds or private equity funds. While a banking entity may “organize and offer” certain private funds if certain conditions are met, it may not acquire or retain an equity partnership or other ownership interest in such private funds except for certain limited investments. A banking entity that sponsors or invests in certain private funds is also restricted from providing credit or other support to the fund or permitting the fund to use the name of the bank. The rule requires large banking entities, including the Corporation, to implement a detailed compliance program and, on an annual basis, requires the Chief Executive Officer of the banking entity to attest that the compliance program is reasonably designed to achieve compliance with the rule. Northern Trust is reviewing its activities affected by the final Volcker rule regulations and is taking steps to bring those activities into conformity with the Volcker rule. Northern Trust also is in the process of establishing the necessary compliance programs to comply with the final Volcker rule regulations. The impact of the Volcker rule on Northern Trust will ultimately depend on the interpretation and implementation by the regulatory agencies responsible for its oversight.

Swaps and Other Derivatives. Title VII of the Dodd-Frank Act (Title VII) imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and recordkeeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. Title VII also will require certain persons to register as a “major swap participant,” a “swap dealer,” a “major-security-based swap participant” or a “security-based swap dealer.” The CFTC and SEC have finalized joint rules further defining these entities, and the CFTC, SEC and other U.S. regulators are in the process of adopting regulations to implement Title VII. The CFTC has also finalized many rules applicable to swap dealers and other swap market participants including business conduct standards for swap dealers, reporting and recordkeeping, mandatory central clearing for certain swaps, exchange-trading rules applicable to swaps, and regulatory requirements for cross-border swap activities. The SEC has finalized rules that, among other things, enhance the oversight of clearing and trading

5 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

entities; require regulatory reporting of security-based swap information and the public dissemination of security-based swap transaction, volume, and pricing information by registered swap data repositories; and define the scope of swap data repository registration requirements and certain regulatory requirements for cross-border swap activities. It is anticipated that the SEC will continue with its rulemaking process, which will further clarify, among other things, recordkeeping obligations, the scope of security-based swap dealer and major-security-based swap participant registration requirements, central clearing requirements, and exchange-traded requirements for security-based swaps. The CFTC and SEC have yet to complete the implementation of Title VII, and the complete regulatory framework for swaps and security-based swaps continues to develop.

Incentive Compensation Arrangements. The Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain large financial institutions. No final rule has been issued to date.

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

The Dodd-Frank Act amends the FDIA to obligate the Federal Reserve Board to require bank holding companies, such as the Corporation, to serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. Under this requirement, the Corporation in the future could be required to provide financial assistance to the Bank should the Bank experience financial distress.

PAYMENT OF DIVIDENDS

The Corporation is a legal entity separate and distinct from its subsidiaries. The Corporation may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve Board and as to which the Federal Reserve Board has not objected. A significant source of funds for the Corporation is dividends from the Bank. As a result, the Corporation’s ability to pay dividends on its common stock will depend on the ability of the Bank to pay dividends to the Corporation in amounts sufficient to service its obligations. Dividend payments from the Bank are subject to Illinois law and to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by various regulatory agencies with authority over the Bank. The ability of the Bank to pay dividends is also subject to regulatory restrictions if paying dividends would impair its profitability, financial condition or cash flow requirements.

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state-chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income (as defined by regulatory agencies) for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its “undivided profits,” as defined, without regulatory and stockholder approval.

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

6 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

CAPITAL PLANNING AND STRESS TESTING

The Corporation’s capital distributions are subject to Federal Reserve Board oversight. The major component of that oversight is the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) exercise, implementing its capital plan rules. These rules require bank holding companies having $50 billion or more in total consolidated assets (including the Corporation) to submit annual capital plans to their respective Federal Reserve Bank. The Corporation also is required to collect and report certain related data on a quarterly basis to allow the Federal Reserve Board to monitor progress against the annual capital plans. The Corporation and other affected bank holding companies may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve Board and as to which the Federal Reserve Board has not objected. The Federal Reserve Board may object to a capital plan if the plan does not show that the covered bank holding company will meet, for each quarter throughout the nine-quarter planning horizon covered by the capital plan, all minimum regulatory capital ratios under applicable capital rules as in effect for that quarter, as well as all minimum regulatory capital ratios and a Tier 1 common to risk-weighted assets ratio of at least 5% calculated under general risk-based capital rules as currently in effect, in each case on a pro forma basis under the base case and stressful scenarios (including a severely adverse scenario provided by the Federal Reserve Board). The capital plan rules also stipulate that a covered bank holding company may not make a capital distribution, unless after giving effect to the distribution, it will meet all minimum regulatory capital ratios and maintain a Tier 1 common to risk-weighted assets ratio of at least 5%.

The purpose of CCAR is to ensure that these bank holding companies have robust, forward-looking capital planning processes that account for their unique risks and that permit continued operations during times of economic and financial stress. The CCAR rule, consistent with prior Federal Reserve Board guidance, provides that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny. The Corporation’s common stock dividend payout ratio was 39.2% in 2014.

The Corporation submitted its capital plan to the Federal Reserve Board in January 2014 as part of the Federal Reserve Board’s 2014 CCAR exercise, and the Federal Reserve Board did not object to the Corporation’s plan. In January 2015, the Corporation submitted its 2015 capital plan to the Federal Reserve Board. The Federal Reserve Board has indicated that it expects to publish either its objection or non-objection to the 2015 capital plan and proposed capital actions, such as dividend payments and share repurchases, on March 11, 2015. The Corporation anticipates announcing its proposed 2015 capital plan distributions shortly thereafter.

In addition to the CCAR stress testing requirements, Federal Reserve Board regulations also include the new Dodd-Frank Act stress tests (DFAST). The CCAR and DFAST requirements substantially overlap, and the Federal Reserve Board implements them at the bank holding company level on a coordinated basis. Under the DFAST regulations, the Corporation is required to undergo regulatory stress tests conducted by the Federal Reserve Board annually, and to conduct internal stress tests pursuant to regulatory requirements semi-annually. The Bank also is required to conduct its own annual internal stress test (although it is permitted to combine certain reporting and disclosure of its stress test results with the results of the Corporation). These requirements involve both company-run and supervisory-run testing of capital under various scenarios, including baseline, adverse and severely adverse scenarios provided by the appropriate banking regulator. Results from the Corporation’s and the Bank’s annual company-run stress tests are reported to the appropriate regulators and published. Northern Trust published the results of its company-run stress tests on March 20, 2014, and the results of its company-run mid-cycle stress tests on September 17, 2014.

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

The Federal Reserve Board has established risk-based and leverage capital guidelines for bank holding companies, including the Corporation. As of January 1, 2015, the risk-based capital guidelines that apply to the Corporation and the Bank are based upon the 2011 capital accord of the International Basel Committee on Banking Supervision (Basel Committee), a committee of

7 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

central banks and bank supervisors, as implemented by the Federal Reserve Board (Basel III). The Basel III rules are currently being phased in, and will come into full effect by January 1, 2022.

The federal banking regulators also have established risk-based and leverage capital guidelines that FDIC-insured depository institutions, such as the Bank, are required to meet. These regulations are generally similar to those established by the Federal Reserve Board for bank holding companies. The Bank’s risk-based and leverage capital ratios remained strong at December 31, 2014 and were well above the minimum regulatory requirements established by U.S. banking regulators.

Under the final Basel III rules, the Corporation is one of a small number of “core” banking organizations. The rules require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. In order to implement the capital rules, a core banking organization, such as the Corporation, is required to satisfactorily complete a parallel run, in which it calculates capital requirements under both the Basel III rules and previously effective regulations. On February 21, 2014, the Corporation was notified by the Federal Reserve Board that both the Corporation and the Bank would be permitted to exit parallel run. Accordingly, the Corporation and the Bank were required to use the advanced approaches methodologies to calculate and disclose publicly their risk-based capital ratios beginning with the second quarter of 2014.

Pursuant to the Federal Reserve Board’s implementation in the final Basel III rules of a provision of the Dodd-Frank Act, the Corporation is subject to a capital floor that is based on the Basel III standardized approach. The Corporation is therefore required to calculate its risk-based capital ratios under both the standardized and advanced approaches, and is subject to the more stringent of the risk-based capital ratios as calculated under the standardized approach and the advanced approach in the assessment of its capital adequacy under the prompt corrective action framework (described further below).

The risk-based and leverage capital ratios for the Corporation and the Bank, together with the regulatory minimum ratios and the ratios required for classification as “well-capitalized,” are provided in the following chart.

TABLE 1: RISK-BASED AND LEVERAGE CAPITAL RATIOS AS OF DECEMBER 31, 2014

	COMMON EQUITY TIER 1 CAPITAL		TIER 1 CAPITAL		TOTAL CAPITAL		LEVERAGE RATIO
	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH	ADVANCED APPROACH	STANDARDIZED APPROACH
Northern Trust Corporation	12.4%	12.5%	13.2%	13.3%	15.0%	15.5%	7.8%
The Northern Trust Company	12.00%	11.8%	12.0%	11.8%	13.8%	14.0%	6.9%
Minimum required ratio(1)	4.0%	4.0%	5.5%	5.5%	8.0%	8.0%	4.0%
“Well-capitalized” minimum ratio(2)	N/A	N/A	6.0%	6.0%	10.0%	10.0%	5.0%

(1) Effective January 1, 2015, the applicable minimum common equity Tier 1 capital, Tier 1 capital, and Total capital ratios are 4.5%, 6.0% and 8%, respectively.

(2) Effective January 1, 2015, the applicable minimum common equity Tier 1 capital, Tier 1 capital, and Total capital ratios to be considered “well-capitalized” are 6.5%, 8.0% and 10.0%, respectively.

In addition to the above, beginning in 2018, advanced approaches institutions, such as the Corporation, must comply with a supplementary leverage ratio, which the Federal Reserve Board finalized in 2014. Under the supplementary leverage ratio rule, advanced approaches institutions will be subject to a minimum supplementary leverage ratio of 3.0%. Insured depository institution subsidiaries of advanced approaches institutions, such as the Bank, will be required to maintain at least a 3.0% supplementary leverage ratio to be considered “well-capitalized” under the rule. The supplementary leverage ratio differs from the leverage ratio in that the leverage ratio does not take into account certain off-balance-sheet assets and exposures that are reflected in the supplementary leverage ratio.

Basel III also introduced a capital conservation buffer, requiring banking organizations to hold a buffer of common equity Tier 1 capital above the minimum risk-based capital requirements in an amount ranging from at least 0.625% in 2016 to at least 2.5% in 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a common equity Tier 1 ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall. Basel III also introduced a “countercyclical buffer” of 0% to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations, such as the Corporation, which is intended to create a capital buffer for such banking organizations during expansionary economic phases in order to protect against declines in asset prices if credit conditions weaken. In general, the

8 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

amount of the countercyclical capital buffer is a weighted average of the countercyclical capital buffer established in the various jurisdictions in which the banking organization has credit exposures.

The U.S.’s implementation of Basel III has increased the minimum capital thresholds for banking organizations and tightened the standards for what qualifies as capital. However, the Corporation and the Bank believe their capital strength, balance sheets and business models leave them well positioned for the continued U.S. implementation of Basel III.

LIQUIDITY STANDARDS

In addition to capital adequacy standards, Basel III introduced two quantitative liquidity standards: a liquidity coverage ratio (LCR) and a net stable funding ratio (NSFR). The LCR is intended to promote the short-term resilience of the liquidity risk profile of covered banking organizations, improve the banking industry’s ability to absorb shocks arising from financial and economic stress, and improve the measurement and management of liquidity risk. In September 2014, the U.S. banking agencies finalized rules to implement the LCR in the United States for large banking organizations, such as the Corporation and the Bank. Among other things, the finalized LCR rules require covered banking organizations, which include the Corporation and the Bank, to maintain an amount of high-quality liquid assets (HQLAs) equal to or greater than 100% of the banking organization’s total net cash outflows over a thirty-calendar-day standardized supervisory liquidity stress scenario. The LCR will be phased in, beginning on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017. Beginning with January 2015, Northern Trust is required to calculate its LCR on a monthly basis. Daily calculation of the LCR will be required beginning with July 2016. The NSFR requires banking organizations to maintain a stable funding profile in relation to the composition of their assets and off-balance-sheet activities. More specifically, the NSFR requires that the ratio of available stable funding relative to the amount of required stable funding be equal to at least 100% on an ongoing basis. The Basel Committee finalized its NSFR rules in October 2014 as a minimum standard by January 1, 2018. The Federal Reserve Board has not yet issued a proposal to implement the NSFR.

In March 2014, the Federal Reserve Board issued enhanced prudential standards which specify certain liquidity risk management practices to be followed by covered large U.S. banks and bank holding companies, including the Corporation and the Bank, effective January 1, 2015. These practices include an independent review of liquidity risk management and the establishment of cash flow projections, a contingency funding plan, and liquidity risk limits. The Board of Directors also is required to establish and maintain a liquidity buffer of unencumbered HQLAs based on the results of internal liquidity stress testing. This liquidity buffer must be tailored to Northern Trust’s business risks and is in addition to other liquidity requirements, such as the LCR and NSFR discussed above. The enhanced prudential standards also establish requirements and responsibilities for the Board of Directors and its Business Risk Committee with respect to liquidity risk management. The enhanced prudential standards require Northern Trust to engage in liquidity stress testing under multiple stress scenarios and time horizons tailored to its specific products and risk profile. In January 2015, the Board of Directors approved a new Liquidity Management Policy establishing the principles and guidelines for the Corporation to govern the processes and activities for the management of its liquidity position. Among other matters, this Policy includes limits and thresholds related to the enhanced prudential standards liquidity buffer and the LCR.

PROMPT CORRECTIVE ACTION

The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as the Bank, the Federal Reserve Board is authorized to take appropriate action against a parent bank holding company, such as the Corporation, based on the under-capitalized status of any banking subsidiary. In certain instances, the Corporation would be required to guarantee the performance of the capital restoration plan for its under-capitalized banking subsidiary.

As noted above, in December 2011, the Federal Reserve Board issued proposed rules to implement requirements in Section 165 and 166 of the Dodd-Frank Act to establish stricter prudential standards for U.S. bank holding companies with total consolidated assets of $50 billion or more. The proposed rule incorporates the Section 166 “early remediation requirements.” Similar to prompt corrective action, the early remediation requirements would require firms subject to the proposal to take increasingly stringent corrective measures as the firm’s financial condition deteriorates. No final rule

9 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

implementing Section 166 has been issued to date and the final rules implementing Section 165 indicate that the Federal Reserve Board is continuing to consider the comments it received to the proposal.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS

The Corporation’s bank subsidiaries are subject to restrictions, which govern transactions between FDIC-insured banks and any affiliated entity, whether that entity is the bank’s parent holding company, a holding company affiliate of the bank or a subsidiary of the bank. Regulation W restrictions apply to certain “covered transactions,” including extensions of credit, issuance of guarantees, investments or asset purchases. In general, these restrictions require that any extensions of credit must be fully secured with qualifying collateral and are limited, as to any one of the Corporation or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to the Corporation and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions are also applied to transactions between banks and their financial subsidiaries. Furthermore, these transactions must be on terms and conditions that are, or in good faith would be, offered to nonaffiliated companies (i.e., at arm’s length).

The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements, and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The definition of “affiliate” was expanded to include any investment fund to which the Corporation or an affiliate serves as an investment adviser. The ability of the Federal Reserve Board to grant exemptions from these restrictions was also narrowed, including by requiring coordination with other bank regulators. In addition, the provision in Section 23A that had permitted a bank to engage in covered transactions with a financial subsidiary of the bank in an amount greater than 10% (but less than 20%) of the bank’s capital and surplus has been eliminated.

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

ANTI-MONEY LAUNDERING, ANTI-TERRORISM LEGISLATION, AND OFFICE OF FOREIGN ASSETS CONTROL

The Corporation and certain of its subsidiaries are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, which contains anti-money laundering (AML) and financial transparency provisions and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. AML laws outside the U.S. contain similar requirements. The Corporation and its subsidiaries have implemented policies, procedures and internal controls that are designed to comply with all applicable AML laws and regulations. Compliance with applicable AML and related requirements is a common area of review for financial regulators, and the Corporation’s and its subsidiaries’ level of compliance with these requirements could result in fines, penalties, lawsuits, regulatory sanctions or difficulties in obtaining approvals, restrictions on their business activities or harm to their reputation.

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

10 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Many other countries have imposed similar laws and regulations that apply to the Corporation’s non-U.S. offices. The Corporation has established policies and procedures to comply with these laws and the related regulations in all relevant jurisdictions.

DEPOSIT INSURANCE AND ASSESSMENTS

The Bank accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limit. The current limit for FDIC insurance for deposit accounts is $250,000 for each depositor account. Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions. As required by the Dodd-Frank Act, the FDIC issued a final rule in February 2011 that changed the assessment base from insured deposits to average consolidated total assets less average tangible equity, and changed the assessment rate calculation effective on April 1, 2011. Under the final rule, the FDIC concluded that certain liquid assets could be excluded from the deposit insurance assessment base of custody banks that satisfy certain institutional eligibility criteria. This has the effect of reducing the amount of deposit insurance fund insurance premiums due from custody banks.

MONEY MARKET MUTUAL FUNDS

On July 23, 2014, the SEC approved final rules implementing money market mutual fund reform, which, among other things, require institutional prime money market funds to maintain a floating net asset value and implement procedures that may restrict redemption in certain circumstances through the imposition of liquidity fees and gates against investor redemptions. The implementation of these rules will occur in phases from July 2015 through October 2016. Money market mutual fund reforms also have been proposed by the European Union as part of its approach to addressing shadow banking. The timing and content of the final EU regulation is uncertain at this time. On January 29, 2014, the EU published a legislative proposal aimed at increasing the transparency of certain transactions in the shadow banking sector which includes provisions for enhanced transparency and reporting of securities financing transactions.

COMMUNITY REINVESTMENT ACT

The Bank is subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications, and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public the rating of a bank’s performance under the CRA. In October 2012, the Federal Reserve Board, the federal regulator responsible for monitoring the Bank’s CRA compliance, approved the designation of the Bank as a “wholesale bank.” As a result of this designation, the Bank fulfills its CRA obligations by making qualified investments for the purposes of community development, rather than retail CRA loans. The Bank received an “outstanding” CRA rating from the Federal Reserve Board in its most recent CRA examination.

PRIVACY AND SECURITY

Federal law establishes a minimum federal standard of financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. The Corporation has adopted and disseminated its privacy policies pursuant to law. Regulations adopted under the federal law set standards for protecting the security, confidentiality and integrity of client information, and require notice to regulators, and in some cases, to clients, in the event of security breaches. A number of states and the EU have adopted their own statutes concerning financial privacy and security and requiring notification of security breaches.

11 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

CONSUMER LAWS AND REGULATIONS

The Corporation’s banking subsidiaries are subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits, making loans to or engaging in other types of transactions with such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution. The Dodd-Frank Act established an independent Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System. The CFPB was tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

NON-U.S. REGULATION

Northern Trust’s non-U.S. branches and subsidiaries are subject to the laws and regulatory authorities of the jurisdictions in which they operate. For example, branches and subsidiaries conducting banking, fund administration and asset servicing businesses in the United Kingdom are authorized to do so pursuant to the UK Financial Services and Markets Act 2000 or are otherwise subject to regulation by the Prudential Regulation Authority (PRA) and/or the Financial Conduct Authority (FCA). The PRA and FCA exercise broad supervisory and disciplinary powers that include the power to revoke temporarily or permanently authorization to conduct a regulated business upon breach of the relevant regulations, suspend registered employees, and impose censures and fines on both regulated businesses and their regulated employees.

Northern Trust’s European branches and subsidiaries are subject to the laws and regulatory authorities of the European Economic Area (EEA). Moreover, Northern Trust’s non-European branches and subsidiaries conducting financial services activities also may be within the scope of these laws, given the increasing extraterritorial effect of European legislation. The Alternative Investment Fund Managers Directive (AIFMD) and its implementing legislation, which came into force on July 22, 2013, imposed new regulatory requirements on alternative investment fund managers that are located or market fund interests in the EEA. AIFMD establishes an EEA-wide framework for regulating, monitoring and supervising risks posed by alternative investment fund managers and the alternative investment funds they manage and introduces new requirements for firms acting as a depositary for an alternative investment fund. The European Market Infrastructure Regulation (EMIR), which began to be phased in March 2013, imposes a large number of requirements on the trading of over-the-counter (OTC) derivatives by or with an EEA counterparty and OTC derivatives that otherwise have an EEA nexus. In August 2014, the European Union published a directive, referred to as UCITS V, on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities. UCITS V will become effective in March 2016. Although secondary legislation setting out technical details with respect to UCITS V remains in the process of being drafted, ultimately UCITS V will introduce rules for the depositary, rules on remuneration policies for certain staff and a sanctions regime for noncompliance.

A number of other new regulations that may affect Northern Trust’s operations have recently been or are currently being implemented in Europe, including the Capital Requirements Directive IV, referred to as CRD IV, and the Bank Recovery and Resolution Directive. The EU and some member states also are considering bank structural reform. On January 29, 2014, the EU published a proposal that would prohibit proprietary trading by in-scope banking groups and potentially require that trading activities only be carried out by a trading entity legally, economically and operationally separate from the deposit-taking entities within the banking group. Northern Trust is working diligently to comply with AIFMD, EMIR, UCITS V, and other EU rules and regulations, and is also monitoring the development of EU proposals that might create challenges or opportunities for it.

Additionally, the Bank’s and the Corporation’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2014, each of our non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

STAFF

Northern Trust employed approximately 15,400 full-time equivalent staff members as of December 31, 2014.

12 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

AVAILABLE INFORMATION

Through the Corporation’s website at www.northerntrust.com, it makes available free of charge its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other reports and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after it files such material with, or furnishes such material to, the SEC. The contents of the Corporation’s website, the website of the SEC or any other website referenced herein are not a part of this Annual Report on Form 10-K.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following statistical disclosures, included in the “Supplemental Item – Selected Statistical and Supplemental Financial Data” section of this Annual Report on Form 10-K, are incorporated herein by reference.

•	Average Consolidated Balance Sheet with Analysis of Net Interest Income for the years ended December 31, 2014, 2013 and 2012.
•	Changes in Net Interest Income for the years ended December 31, 2014, and 2013.
•	Remaining Maturity and Average Yield of Securities Held to Maturity and Available for Sale as of December 31, 2014.
•	Remaining Maturity of Selected Loans and Leases as of December 31, 2014.
•	Distribution of Non-U.S. Loans by Type as of December 31, 2014, 2013, 2012, 2011 and 2010.
•	Allowance for Credit Losses Related to Non-U.S. Operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.
•	Analysis of Allowance for Credit Losses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.
•	Average Deposits by Type as of December 31, 2014, 2013 and 2012.
•	Distribution of Non-U.S. Deposits by Type as of December 31, 2014, 2013 and 2012.
•	Remaining Maturity of Time Deposits $100,000 or More as of December 31, 2014.
•	Average Rates Paid on Interest-Related Deposits by Type for the years ended December 31, 2014, 2013 and 2012.
•	Information about Short-Term Borrowings as of December 31, 2014, 2013 and 2012 and for the years then ended.
•	Selected Average Assets and Liabilities Attributable to Non-U.S. Operations for the years ended December 31, 2014, 2013 and 2012.
•	Percent of Non-U.S.-Related Average Assets and Liabilities to Total Consolidated Average Assets for the three years ended December 31, 2014, 2013 and 2012.
•	Non-U.S. Outstandings as of December 31, 2014, 2013 and 2012.

The following statistical disclosures, included under Items 6, 7 and 8 of this Annual Report on Form 10-K, are incorporated herein by reference.

•

Item 6, “Selected Financial Data” includes the Corporation’s consolidated return on average common equity, return on average assets, dividend payout ratio and ratio of average equity to average assets.

•

The “Securities Held to Maturity and Available for Sale” table (Item 7) provides the book values of investments in obligations of the U.S. government, states and political subdivisions, and other held to maturity and available for sale securities as of December 31, 2014, 2013 and 2012.

•	The “Composition of Loan Portfolio” table (Item 7) provides loans and leases by type at the end of the year.
•	The “Nonperforming Assets” table (Item 7) provides information about the Corporation’s nonaccrual, past due and restructured loans receivable.
•	The “Commercial Real Estate Loans” table (Item 7) provides details of loan concentrations.
•

The “Allocation of the Allowance for Credit Losses” table (Item 7) provides a breakdown of the allowance for credit losses by loan class and illustrates the proportion of each loan class to total loans.

•	The “Provision and Allowance for Credit Losses” section (Item 7) provides a discussion of the factors which influenced management’s judgment in determining the provision for credit losses.
•	Note 6, “Loans and Leases” (Item 8) provides the Corporation’s forgone interest income on nonaccrual loans, as well as a description of the nature of non-U.S. loans.

13 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

•	Note 1, “Summary of Significant Accounting Policies” (Item 8) provides a discussion of Northern Trust’s policy for placing loans on non-accrual status.
•

Further discussion of Northern Trust’s management of credit risk with respect to the provision and allowance for credit losses are provided in the following information that is incorporated herein by reference to the notes to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data:”

•	Note 1, “Summary of Significant Accounting Policies”:
•	H. Loans and Leases
•	I. Allowance for Credit Losses
•	L. Other Real Estate Owned
•	Note 6, “Loans and Leases”
•	Note 7, “Allowance for Credit Losses”
•	Note 8, “Concentrations of Credit Risk”
•	Note 27, “Off-Balance Sheet Financial Instruments”

14 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

ITEM 1A – RISK FACTORS

In the normal course of our business activities, we are exposed to a variety of risks. The following discussion sets forth the risk factors that we have identified as being most significant to Northern Trust. Although we discuss these risk factors primarily in the context of their potential effects on our business, financial condition or results of operations, you should understand that these effects can have further negative implications such as: reducing the price of our common stock and other securities; reducing our capital, which can have regulatory and other consequences; affecting the confidence that clients and counterparties have in us, with a resulting negative effect on our ability to conduct and grow our businesses; and reducing the attractiveness of our securities to rating agencies and potential purchasers, which may affect adversely our ability to raise capital and secure other funding or the prices at which we are able to do so. Further, additional risks beyond those discussed below, elsewhere in this Annual Report on Form 10-K or in other of our reports filed with, or furnished to, the SEC also could adversely affect us. We cannot assure you that the risk factors herein or elsewhere in our other reports address all potential risks that we may face.

These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. Forward-looking statements and other factors that may affect future results are discussed under “Forward-Looking Statements” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Market Risks

A downturn in economic conditions, such as the global financial crisis of 2007–08 and resultant economic turmoil, may negatively affect our earnings.

Our principal operational focus is on fee-based business, which is distinct from commercial banking institutions that earn most of their revenues from loans and other traditional interest-generating products and services. Fees for many of our products and services are based on the volume of transactions processed, the market value of assets under management or custody, securities lending volume and spreads, and fees for other services rendered, all of which may be negatively impacted by a downturn in economic conditions. For example, downturns in equity markets and decreases in the value of debt-related investments as a result of market disruption, illiquidity or other factors have historically reduced the valuations of the assets we manage or service for others, which generally reduced our earnings. Weak economic conditions also affect wealth creation, investment preferences, trading activities and savings patterns, which impact demand for our trust and investment products and services. Reduced transaction volumes would also generally negatively impact our earnings. Economic weakness may also affect the ability of borrowers to repay loans, causing credit quality to deteriorate and resulting in increased cost of credit, a higher level of charge-offs and higher provision for credit losses, all of which would reduce our earnings.

Changes in interest rates can negatively affect our earnings.

The direction and level of interest rates are important factors in our earnings. Rates that remain persistently low may reduce our net interest margin, which is the difference between what we earn on our assets and the interest rates we pay for deposits and other sources of funding. A low interest rate environment can also reduce fees earned on certain of our products. For example, since 2009, we have waived certain fees associated with money market mutual funds due to the low level of short-term interest rates. Lower net interest margins and fee waivers negatively impact our earnings. Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for a more detailed discussion of interest rate and market risks we face.

Changes in the monetary and other policies of the various regulatory authorities or central banks of the United States, non-U.S. governments and international agencies may reduce our earnings and negatively affect our growth prospects.

The monetary and other policies of U.S. and international governments, agencies and regulatory bodies have a significant impact on interest rates and overall financial market performance. For example, the Federal Reserve Board regulates the supply of money and credit in the United States, and its policies determine in large part the level of interest rates and our cost of funds

15 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

for lending and investing, which are important factors in our earnings. The actions of the Federal Reserve Board or other regulatory authorities also may reduce the value of financial instruments we hold. Further, their policies can affect our borrowers by increasing interest rates or making sources of funding less available, which may increase the risk that borrowers fail to repay their loans from us. Changes in monetary and other governmental policies are beyond our control and can be difficult to predict, and we cannot determine the ultimate effect that any such changes would have upon our business, financial condition or results of operations.

Uncertainty about the financial stability of several countries in the EU, the risk that those countries may default on their sovereign debt and related stresses on financial markets could have a significant adverse effect on our earnings.

There remain ongoing concerns about the ability of certain European countries to finance their deficits and service their debt burdens. Risks and ongoing concerns about the financial stability of these countries could have a detrimental impact on the continued global economic recovery, sovereign and nonsovereign debt in these countries and the financial condition of European financial institutions. European market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices. Continuing economic challenges in Europe, including negative interest rates in some jurisdictions, and related disruptions may negatively impact our earnings.

Declines in the value of securities held in our investment portfolio can negatively affect our earnings.

Our investment securities portfolio represents a greater proportion, and our loan and lease portfolios represents a smaller proportion, of our total consolidated assets in comparison to many other financial institutions. The value of securities available for sale and held to maturity within our investment portfolio, which is generally determined based upon market values available from third-party sources, may fluctuate as a result of market volatility and economic or financial market conditions. For example, the global financial crisis of 2007–08 and resultant period of economic turmoil and financial market disruption negatively affected the liquidity and pricing of securities, generally, and asset-backed and auction rate securities, in particular. To the extent that any portion of the unrealized losses in our portfolio of investment securities results from declines in securities values that management determines to be other than temporary, the book value of those securities will be adjusted to their estimated recovery value and we will recognize a charge to earnings in the quarter during which we make that determination.

Volatility levels and fluctuations in foreign currency exchange rates may affect our earnings.

We provide foreign exchange services to our clients, primarily in connection with our global custody business. Foreign currency volatility influences our foreign exchange trading income as does the level of client activity. Foreign currency volatility and changes in client activity may result in reduced foreign exchange trading income.

We also are exposed to non-trading foreign currency risk as a result of our holdings of non-U.S. dollar denominated assets and liabilities, investment in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense. Fluctuations in exchange rates may raise the potential for losses resulting from foreign currency trading positions, where aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other or offset each other in different time periods.

We have policies and procedures in place to assess and mitigate potential impacts of foreign exchange risks, including hedging-related strategies. Any Failure or circumvention of our procedures to mitigate risk may negatively impact earnings. Please see “Market Risk” in the “Risk Management” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for a more detailed discussion of market risks we face.

Changes in a number of particular market conditions can negatively affect our earnings.

In past periods, reductions in the volatility of currency-trading markets, the level of cross-border investing activity, and the demand for borrowing securities or willingness to lend such securities have negatively affected our earnings from activities such as foreign exchange trading and securities lending. If these conditions occur in the future, our earnings from these activities

16 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

may be negatively affected. In a few of our businesses, such as securities lending, our fee is calculated as a percentage of our client’s earnings, such that market and other factors that reduce our clients’ earnings from investments or trading activities also reduce our revenues. For example, the global financial crisis of 2007-08 and resultant period of economic turmoil and financial market disruption produced losses in some securities lending programs, reduced borrower demand and led some clients to withdraw from these programs. A return of these conditions in the future could result in additional withdrawals and decreased activity, which could negatively impact our earnings.

Operational Risks

Many types of operational risks can negatively affect our earnings.

We regularly assess and monitor operational risk in our businesses. Despite our efforts to assess and monitor operational risk, our risk management program may not be effective in all cases. Factors that can impact operations and expose us to risks varying in size, scale and scope include:

•	human errors or omissions, including failures to comply with applicable laws or corporate policies and procedures;
•	theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties;
•	defects or interruptions in computer or communications systems;
•

breakdowns in processes, over-reliance on manual processes, which are inherently more prone to error than automated processes, breakdowns in internal controls or failures of the technology and facilities that support our operations;

•	unsuccessful or difficult implementation of computer systems upgrades;
•	defects in product design or delivery;
•	difficulty in accurately pricing assets, which can be aggravated by increased asset coverage, market volatility and illiquidity, and lack of reliable pricing from vendors;
•	negative developments in relationships with key counterparties, vendors, employees or associates in our day-to-day operations; and
•	external events that are wholly or partially beyond our control, such as natural disasters, epidemics, computer viruses, geopolitical events, political unrest or acts of terrorism.

While we have in place many controls and business continuity plans designed to address many of these factors, these plans may not operate successfully to mitigate effectively these risks. If they do not, such factors may have a negative impact on our business, financial condition or results of operations. In addition, an important aspect of managing our operational risk is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our risk management program to support our risk culture, ensuring that it is sustainable and appropriate to our role as a major financial institution. Nonetheless, if we fail to create the appropriate environment that sensitizes all of our employees to managing risk, our business could be adversely impacted.

The systems and models we employ to analyze, monitor and mitigate risks, as well as for other business purposes, are inherently limited, may be not be effective in all cases and, in any case, cannot eliminate all risks that we face.

We use various systems and models in analyzing and monitoring several risk categories, as well as for other business purposes. However, these systems and models are inherently limited because they involve techniques and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. Further, these systems and models may fail to accurately quantify the magnitude of the risks we face. Our measurement methodologies rely on many assumptions and historical analyses and correlations. These assumptions may be incorrect, and the historical correlations on which we rely may not continue to be relevant. Consequently, the measurements that we make may not adequately capture or express the true risk profiles of our businesses or provide accurate data for other business purposes, each of which could ultimately have a negative impact on our business, financial condition and results of operations. Errors in the underlying model or model assumptions, or inadequate model assumptions, could result in unanticipated and adverse consequences.

17 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Errors, breakdowns in controls or other mistakes in the provision of services to clients or in carrying out transactions for our own account can subject us to liability, result in losses or negatively affect our earnings in other ways.

In our asset servicing, investment management, fiduciary administration and other business activities, we effect or process transactions for clients and for us that involve very large amounts of money. Failure to properly manage or mitigate operational risks can have adverse consequences, and increased volatility in the financial markets may increase the magnitude of resulting losses. Given the high volume of transactions we process, errors that affect earnings may be repeated or compounded before they are discovered and corrected.

Our dependence on technology exposes us to risks that also can result in losses.

Our businesses depend on information technology infrastructure, both internal and external, to, among other things, record and process a large volume of increasingly complex transactions and other data, in many currencies, on a daily basis, across numerous and diverse markets and jurisdictions. Due to our dependence on technology and the important role it plays in our business operations, we must constantly improve and update our information technology infrastructure. Updating these systems can require significant resources and often involves implementation, integration and security risks that could cause financial, reputational and operational harm. Failure to ensure adequate review and consideration of critical business changes prior to and during the introduction and deployment of key technological systems or failure to adequately align evolving client commitments and expectations with operational capabilities may have a negative impact on our results of operations. The failure to upgrade systems as necessary to support growth and changing business needs also could have a material adverse effect on our operations.

Breaches of our security measures may result in losses.

Any failure, interruption or breach in the security of our systems could severely disrupt our operations. Our systems involve the use of clients’ and our proprietary information, and security breaches – including cyber-attacks – could expose us to a risk of loss of this information. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance or otherwise, and, as a result, an unauthorized party may obtain access to our or our clients’ proprietary information. Information security risks for large financial institutions like us are significant in part because of the proliferation of new technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems, including those that we outsource to other providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to appropriately conduct our business activities.

The third parties with which we do business also are susceptible to the foregoing risks (including regarding the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology, infrastructure or government institutions or intermediaries with whom we or they are interconnected or conduct business.

In recent years, several financial services firms suffered successful cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of sensitive or private data, and reputational harm. Although we have not suffered a material breach of our systems, it is possible that we could suffer such a breach in the future. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We expect to continue to face increasing cyber threats, including computer viruses, malicious code, distributed denial of service attacks, phishing attacks, information security breaches or employee or contractor error or malfeasance that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our, our clients’ or other parties’ confidential, personal, proprietary or other information or otherwise disrupt, compromise or damage our or our clients’ or other parties’ business assets, operations and activities. If an actual or perceived breach of our

18 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

security occurs, the market perception of the effectiveness of our security measures could be harmed, our reputation could suffer and we could lose clients.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss or disclosure of our or our clients’ information.

The secure maintenance and transmission of client information is a critical element of our operations. Our information technology and other systems that maintain and transmit client information, or those of service providers or business partners, may be impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner or by a security breach. As a result, our clients’ information may be lost, disclosed, accessed or taken without the clients’ consent. Any such loss, disclosure or access to clients’ information can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our business, financial condition and results of operations.

Inability of our internal controls to keep pace with our expansion may result in losses.

In recent years, we have expanded our geographic footprint, product pipeline and client types. A failure to put controls in place to mitigate new risks associated with this expansion may disrupt our operations, resulting in losses.

A failure or circumvention of our controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations. If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement other expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. In addition, there are risks that individuals, either employees or contractors, consciously circumvent established control mechanisms by, for example, exceeding trading or investment management limitations, or committing fraud.

Failure of any of our third-party vendors to perform can result in losses.

Third-party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, and network access. While we have established risk management processes and continuity plans, any disruptions in service from a key vendor for any reason or poor performance of services could negatively affect our ability to deliver products and services to our clients and conduct our business. Replacing these third-party vendors or performing the tasks they perform for ourselves could also create significant delay and expense.

We are subject to certain risks inherent in operating globally which may adversely affect our business.

In conducting our business, we are subject to risks of loss from various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, unfavorable tax rates and tax court rulings and changes in laws and regulations. Less mature and often less regulated business and investment environments heighten these risks in various emerging markets, in which we have been expanding our business activities. Our non-U.S. operations accounted for 31% of our revenue in 2014. Our non-U.S. businesses are subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving and may be applied with extra scrutiny to foreign companies. Further, it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in

19 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally. The failure to properly mitigate such risks or the failure of our operating infrastructure to support such international activities could result in operational failures and regulatory fines or sanctions, which could adversely affect our business and results of operations.

We actively strive to optimize our geographic footprint. This optimization may occur by establishing operations in lower-cost locations or by outsourcing to vendors in various jurisdictions. These efforts expose us to the risk that we may not maintain service quality, control or effective management within these operations. In addition, we are exposed to the relevant macroeconomic, political and similar risks generally involved in doing business in those jurisdictions. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. During periods of transition, greater operational risk and client concern exist with respect to maintaining a high level of service delivery.

In addition, we are subject in our global operations to rules and regulations relating to corrupt and illegal payments and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act, and the UK Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and customers, as well as the vendors and other third parties that we deal with, presents the risk that we may be found in violation of such rules, regulations or laws and any such violation could subject us to significant penalties or adversely affect our reputation.

Failure to adequately control our costs could negatively affect our earnings.

Our success in controlling the costs and expenses of our business operations also impacts operating results. Through various parts of our business strategy, including innovation, we aim to produce efficiencies in operations that help reduce and control costs and expenses, including the costs of losses associated with operating risks attributable to servicing and managing financial assets. Failure to control these and other costs could negatively affect our earnings.

Acts of terrorism, natural disasters, pandemics and global conflicts may have a negative impact on our business and operations.

Acts of terrorism, natural disasters, pandemics, global conflicts or other similar catastrophic events could have a negative impact on our business and operations. While we have in place business continuity plans, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm or cause travel limitations on our employees, and have a similar impact on our clients, suppliers and counterparties. These events could also negatively impact the purchase of our products and services to the extent that those acts or conflicts result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, war, terror attacks, political unrest, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities may negatively impact economic growth, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

Credit Risks

Failure to evaluate accurately the prospects for repayment when we extend credit or maintain an adequate allowance for credit losses can result in losses or the need to make additional provisions for credit losses, both of which reduce our earnings.

We evaluate extensions of credit before we make them and then provide for credit risks based on our assessment of the credit losses inherent in our loan portfolio, including undrawn credit commitments. This process requires us to make difficult and complex judgments. Challenges associated with our credit risk assessments include identifying the proper factors to be used in assessment and accurately estimating the impacts of those factors. Allowances that prove to be inadequate may require us to realize increased provisions for credit losses or write down the value of certain assets on our balance sheet, which in turn would directly and negatively affect earnings.

20 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Weakened economic conditions can result in losses or the need for additional provisions for credit losses, both of which reduce our earnings.

Credit risk levels and our earnings can also be affected by weakness in the economy in general and in the particular locales in which we extend credit, a deterioration in credit quality or a reduced demand for credit. Adverse changes in the financial performance or condition of our borrowers resulting from weakened economic conditions could impact the borrowers’ abilities to repay outstanding loans, which could in turn negatively impact our financial condition and results of earnings.

The failure or instability of any of our significant counterparties could expose us to loss.

The financial markets are characterized by extensive interconnections among financial institutions, including banks, broker/dealers, collective investment funds and insurance companies. As a result of these interconnections, we and many of our clients have counterparty exposure to other financial institutions. This counterparty exposure presents risks to us and to our clients because the failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss. Instability in the financial markets has resulted historically in some financial institutions becoming less creditworthy. During such periods of instability, we are exposed to increased counterparty risks, both as principal and in our capacity as agent for our clients. Changes in market perception of the financial strength of particular financial institutions can occur rapidly, are often based upon a variety of factors and can be difficult to predict. In addition, the criteria for and manner of governmental support of financial institutions and other economically important sectors remain uncertain. In recent years the consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk. We are not able to mitigate all of our and our clients’ counterparty credit risk. If a significant individual counterparty defaults on an obligation to us, we could incur financial losses that materially adversely affect our business, our financial condition and our results of operations.

Liquidity Risks

If the Bank is unable to supply the Corporation with funds over time, the Corporation could be unable to meet its various obligations.

The Corporation is a legal entity separate and distinct from the Bank and the Corporation’s other subsidiaries. The Corporation relies on dividends paid to it by the Bank to meet its obligations and to pay dividends to stockholders of the Corporation. There are various legal limitations on the extent to which the Bank and the Corporation’s other subsidiaries can supply funds to the Corporation by dividend or otherwise. Dividend payments by the Bank to the Corporation in the future will require continued generation of earnings by the Bank and could require regulatory approval under certain circumstances. For more information on dividend restrictions, see “Supervision and Regulation—Payment of Dividends” in Item 1, “Business.”

We may need to raise additional capital in the future, which may not be available to us or may only be available on unfavorable terms.

We may need to raise additional capital to provide sufficient resources to meet our business needs and commitments, to accommodate the transaction and cash management needs of our clients, to maintain our credit ratings in response to regulatory changes, including capital rules, or for other purposes. However, our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us. Any diminished ability to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would negatively affect our earnings or otherwise adversely affect our business and our ability to implement our business plan, capital plan and strategic goals.

21 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Any downgrades in our credit ratings, or an actual or perceived reduction in our financial strength, could adversely affect our borrowing costs, capital costs and liquidity.

Rating agencies publish credit ratings and outlooks on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control, such as ratings agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally.

Downgrades in our credit ratings may adversely affect our borrowing costs, our capital costs and our ability to raise capital and, in turn, our liquidity. A failure to maintain an acceptable credit rating may also preclude us from being competitive in certain products. Additionally, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, a decline in our stock price or a reduced credit rating, our counterparties may be less willing to enter into transactions, secured or unsecured, with us, our clients may reduce or place limits on the level of services we provide them or seek other service providers, or our prospective clients may select other service providers, all of which may have other adverse effects on our business.

The risk that we may be perceived as less creditworthy relative to other market participants is higher in a market environment, in which the consolidation, and in some instances failure, of financial institutions, including major global financial institutions, could result in a smaller number of larger counterparties and competitors. If our counterparties perceive us to be a less viable counterparty, our ability to enter into financial transactions on terms acceptable to us or our clients, on our or our clients’ behalf, will be materially compromised. If our clients reduce their deposits with us or select other service providers for all or a portion of the services we provide to them, our revenues will decrease accordingly.

Our success with large, complex clients requires substantial liquidity.

A significant portion of our business involves providing certain services to large, complex clients, which, by their nature, require substantial liquidity. Our failure to successfully manage the liquidity and balance sheet issues attendant to this portion of our business may have a negative impact on our ability to meet client needs and grow.

Regulatory and Legal Risks

Failure to comply with regulations can result in penalties and regulatory constraints that restrict our ability to grow or even conduct our business, or that reduce earnings.

Virtually every aspect of our business around the world is regulated, generally by governmental agencies that have broad supervisory powers and the ability to impose sanctions. In the United States, the Corporation, the Bank and many of the Corporation’s other subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. These regulations cover a variety of matters ranging from required capital levels to prohibited activities. They are specifically directed at protecting depositors, the federal deposit insurance fund and the banking system as a whole, not our security holders. The Corporation and its subsidiaries are also heavily regulated by bank, securities and other regulators globally. Regulatory violations or the failure to meet formal or informal commitments made to regulators could generate penalties, require corrective actions that increase costs of conducting business, result in limitations on our ability to conduct business, restrict our ability to expand or adversely impact our reputation. Failure to obtain necessary approvals from regulatory agencies on a timely basis could adversely affect proposed business opportunities and results of operations. Similarly, failure to comply with new requirements or with future changes in laws or regulations may negatively impact our results of operations and financial condition.

The ongoing implementation of the Dodd-Frank Act may have a material effect on our operations.

The Dodd-Frank Act, which was signed into law on July 21, 2010, made a number of significant regulatory and compliance changes. There remains uncertainty surrounding the manner in which certain of the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies as some provisions still require final rules to be promulgated. Further changes

22 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Changes in regulatory capital requirements could result in reduced earnings.

The Dodd-Frank Act and the implementation of Basel III have led to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios, and could impact the capital allocations to various business activities. The ultimate impact of the evolving capital and liquidity standards on us will depend on a number of factors, including the interpretation and implementation of capital and leverage requirements by the U.S. banking regulators. Increased capital requirements could ultimately impact the profitability of certain of our business activities, require changes to certain business practices or otherwise adversely affect our business and earnings. See “Supervision and Regulation” under Item 1, “Business” for a further discussion of the various capital and liquidity requirements to which we are, and in the future may be, subject.

The implementation of money market mutual fund reform could lower the desirability of money market mutual funds for investors and reduce the profitability of money market mutual funds for sponsors.

On July 23, 2014, the SEC approved final rules implementing money market mutual fund reform, which, among other things, require institutional prime money market funds to maintain a floating net asset value and implement procedures that may restrict redemption in certain circumstances through the imposition of liquidity fees and gates against investor redemptions. The implementation of these rules could lower the desirability of money market mutual funds for investors, reduce the profitability of our money market mutual fund products or otherwise adversely affect our business, earnings, or financial condition. The implementation of these rules will occur in phases from July 2015 through October 2016.

Further intervention of the U.S. and other governments in the financial services industry may heighten the challenges we face and make compliance with the evolving laws and regulations applicable to banks and other financial services companies more difficult and costly.

In recent years various regulatory bodies have demonstrated heightened enforcement scrutiny through many regulatory initiatives, including anti-money-laundering rules, anti-bribery laws, home mortgage lending and loan-modification requirements. These and other regulatory requirements have increased compliance costs and regulatory risks and may lead to financial and reputational damage in the event of a violation. While we have programs in place, including policies, training and various forms of monitoring, designed to ensure compliance with legislative and regulatory requirements, these programs and policies may not always protect us from conduct by individual employees. Governments may take further actions to significantly change the way financial institutions are regulated, either through new legislation, new regulations, new applications of existing regulations or a combination of all of these methods. These actions may involve increased intervention by such governments and regulators in the normal operation of our businesses and the businesses of our competitors in the financial services industry, and would likely involve additional legislative and regulatory requirements imposed on banks and other financial services companies. Such actions could increase compliance costs and regulatory risks, lead to financial and reputational damage in the event of a violation, affect our ability to compete successfully, and also may impact the nature and level of competition in the industry in unpredictable ways. The full scope and impact of possible enhanced regulatory and enforcement scrutiny and evolving legislation and regulation is uncertain and difficult to predict.

Our business may be adversely impacted by litigation and regulatory enforcement.

Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. Our trust, custody and investment management businesses are particularly subject to this risk. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-held company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements,

23 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation is often substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.

In the ordinary course of our business, we also are subject to various regulatory, governmental and enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In enforcement matters, claims for disgorgement, the imposition of civil and criminal penalties and the imposition of other remedial sanctions are possible.

We may fail to set aside adequate reserves or otherwise underestimate our liability, with a negative effect on our earnings.

We estimate our potential liability for pending and threatened claims, and record reserves when appropriate pursuant to GAAP, by evaluating the facts of particular claims under current judicial decisions and legislative and regulatory interpretations. This process is inherently subject to risk, including the risks that a judge or jury could decide a case contrary to our evaluation of the law or the facts or that a court could change or modify existing law on a particular issue important to the case. Our earnings will be adversely affected to the extent that our reserves are not adequate.

If we fail to comply with legal standards, we could incur liability to our clients or lose clients, which could negatively affect our earnings.

Managing or servicing assets with reasonable prudence in accordance with the terms of governing documents and applicable laws is important to client satisfaction, which in turn is important to the earnings and growth of our investment businesses. Failure to comply with these standards, adequately manage these risks or manage the differing interests often involved in the exercise of fiduciary responsibilities could also result in liability.

Strategic Risks

If we do not successfully execute strategic plans, we will not grow as we have planned and our earnings growth will be negatively impacted.

Our growth depends upon successful, consistent execution of our business strategies. A failure to execute these strategies will negatively impact growth. A failure to grow organically or to successfully integrate an acquisition could have an adverse effect on our business. The challenges arising from generating organic growth or the integration of an acquired business may include preserving valuable relationships with employees, clients, suppliers and other business partners, delivering enhanced products and services, as well as combining accounting, data processing and internal control systems.

Competition for our employees is intense, and we may not be able to attract and retain key personnel.

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate our employees competitively. Competition for the best employees in most activities in which we engage can be intense, and there can be no assurance that we will be successful in our efforts to recruit and retain key personnel. Factors that affect our ability to attract and retain talented and diverse employees include our compensation and benefits programs, our profitability and our reputation for rewarding and promoting qualified employees. Our ability to attract and retain key executives and other employees may be hindered as a result of existing and potential regulations applicable to incentive compensation and other aspects of our compensation programs. These regulations may not apply to some of our competitors and to other institutions with which we compete for talent. The unexpected loss of services of key personnel, both in businesses and corporate functions, could have a material adverse impact on our business because of their skills, knowledge of our markets, operations and clients, years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel. Similarly, the loss of key employees, either individually or as a group, could adversely affect our clients’ perception of our abilities.

24 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

We are subject to intense competition in all aspects of our businesses, which could negatively affect our ability to maintain satisfactory prices and grow our earnings.

We provide a broad range of financial products and services in highly competitive markets. We compete against large, in some cases well-capitalized, and geographically diverse, companies that are capable of offering a wide array of financial products and services at competitive prices. In certain businesses, such as foreign exchange trading, electronic networks present a competitive challenge. Additionally, technological advances and the growth of internet-based commerce have made it possible for other types of institutions to offer a variety of products and services competitive with certain areas of our business. Many of these nontraditional service providers have fewer regulatory constraints and some have lower cost structures. These competitive pressures may negatively affect earnings and our ability to grow. Furthermore, pricing pressures, as a result of the willingness of competitors to offer comparable or improved products or services at a lower price, may result in a reduction in the price we can charge for our products and services, which could negatively affect our ability to maintain or increase our profitability.

Damage to our reputation could have a direct and negative effect on our ability to compete, grow and generate revenue.

Damage to our reputation for delivery of a high level of service undermines the confidence of clients and prospects in our ability to serve them and therefore could negatively affect our earnings. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation would ultimately have an adverse effect on our ability to manage our balance sheet or grow our business. The global financial crisis of 2007-08 and current political and public sentiment regarding financial institutions have resulted in a significant amount of adverse media coverage of financial institutions. Actions by the financial services industry generally or by other members of or individuals in the financial services industry could also negatively impact our reputation.

We need to constantly invest in innovation, and the inability or failure to do so may negatively affect our businesses and earnings.

Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation. This investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins. This investment also focuses on enhancing the delivery of our products and services in order to compete successfully for new clients or gain additional business from existing clients, and includes investment in technological innovation as well. Effectively identifying gaps or weaknesses in our product offerings also is important. Falling behind our competition in any of these areas could adversely affect our business opportunities, growth and earnings. There are substantial risks and uncertainties associated with innovation efforts. We must invest significant time and resources in developing and marketing new products and services, and expected timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not be met. Further, our revenues and costs may fluctuate because new products and services generally require start-up costs while revenues take time to develop or may not develop at all.

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

25 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Our success with large, complex clients requires an understanding of the market and legal, regulatory and accounting standards in various jurisdictions.

A significant portion of our business involves providing certain services to large, complex clients which require an understanding of the market and legal, regulatory and accounting standards in various jurisdictions. Any failure to understand and deal with those appropriately could affect our growth prospects or negatively affect our reputation. We identify and manage risk through our business strategies and plans and our risk management practices and controls. If we fail to successfully identify and manage significant risks, we could incur financial loss, suffer damage to our reputation that could restrict our ability to grow or conduct business profitably, or become subject to regulatory penalties or constraints that could limit some of our activities or make them significantly more expensive. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets or fail to adequately or timely enhance our risk framework to address those changes. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates or expectations. These risks are magnified as client requirements become more complex and as our increasingly global business requires end-to-end management of operational and other processes across multiple time zones and many inter-related products and services.

Failure to produce adequate and competitive returns can negatively affect our earnings and growth prospects.

We derive a significant portion of our revenues from our investment management, fiduciary and asset-servicing businesses. If we do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have greater difficulty maintaining existing business and attracting new business, which would negatively affect our earnings.

We may take actions to maintain client satisfaction that result in losses or reduced earnings.

We may take action or incur expenses in order to maintain client satisfaction or preserve the usefulness of investments or investment vehicles we manage in light of changes in security ratings, liquidity or valuation issues or other developments, even though we are not required to do so by law or the terms of governing instruments. The risk that we will decide to take actions to maintain client satisfaction that result in losses or reduced earnings is greater in periods when credit or equity markets are deteriorating in value or are particularly volatile and liquidity in markets is disrupted.

Other Risks

Changes in tax laws and interpretations and tax challenges may negatively affect our earnings.

Both U.S. and non-U.S. tax authorities from time to time issue new, or modify existing, tax laws and regulations. These authorities may also issue new, or modify existing, interpretations of those laws and regulations. These new laws, regulations or interpretations, and our actions taken in response to, or reliance upon, such changes in the tax laws may impact our tax position in a manner that results in lower earnings.

In the course of our business, we are sometimes subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which may require a greater provision for taxes or otherwise negatively affect earnings.

26 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Changes in accounting standards may be difficult to predict and could have a material impact on our consolidated financial statements.

New accounting standards, or changes to existing accounting standards, resulting both from initiatives of the Financial Accounting Standards Board or its convergence efforts with the International Accounting Standards Board, as well as changes in the interpretation of existing accounting standards by the Financial Accounting Standards Board, the SEC or bank regulatory agencies, or otherwise reflected in GAAP, potentially could have a material impact on our financial condition and results of operations. These changes are difficult to predict and in some cases we could be required to apply a new or revised standard retroactively, resulting in the revised treatment of certain transactions or activities, or even the restatement of consolidated financial statements for prior periods.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The executive offices of the Corporation and the Bank are located at 50 South La Salle Street in Chicago. This Bank-owned building is occupied by various divisions of Northern Trust’s businesses. Adjacent to this building are two office buildings in which the Bank leases space principally for corporate support functions. Financial services are provided by the Bank and other subsidiaries of the Corporation through a network of offices in 19 U.S. states, Washington D.C., and 20 international locations. The majority of those offices are leased. The Bank’s primary U.S. operations are located in four facilities: a leased facility at 801 South Canal Street in Chicago; a subleased facility at 231 South La Salle Street in Chicago; and two Bank-owned supplementary operations/data center buildings located in the western suburbs of Chicago. A majority of the Bank’s London-based staff is located at a leased facility at Canary Wharf in London. Additional support and operations activity originates from two leased facilities in Bangalore. The Bank and the Corporation’s other subsidiaries operate from various other facilities in North America, Europe, the Asia Pacific region, and the Middle East, most of which are leased.

The Corporation believes that its owned and leased facilities are suitable and adequate for its business needs. For additional information relating to properties and lease commitments, refer to “Note 9 – Buildings and Equipment” and “Note 10 – Lease Commitments” included under Item 8 of this Annual Report on Form 10-K and which information is incorporated herein by reference.

ITEM 3 – LEGAL PROCEEDINGS

The information presented under the caption “Legal Proceedings” in “Note 24 – Contingent Liabilities” included under Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

27 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

SUPPLEMENTAL ITEM – EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with regard to each executive officer of the Corporation.

Frederick H. Waddell – Mr. Waddell, age 61, joined Northern Trust in 1975 and has served as Chairman of the Board of Directors since 2009 and Chief Executive Officer since 2008. Mr. Waddell served as President from 2006 to 2011, Chief Operating Officer from 2006 to 2008, and Executive Vice President and President of Corporate & Institutional Services from 2003 to 2006. Prior to that, Mr. Waddell held leadership positions in commercial banking, strategic planning and Wealth Management. Mr. Waddell serves as a director of AbbVie Inc.

S. Biff Bowman – Mr. Bowman, age 51, joined Northern Trust in 1985 and has served as Executive Vice President and Chief Financial Officer since September 2014. Prior to that, Mr. Bowman served as Executive Vice President, Human Resources from 2012 to 2014. From 2010 to 2012, Mr. Bowman was the Head of Americas Region for Corporate & Institutional Services. From 2008 to 2010, he served as the Chief Executive Officer of Europe, Middle East and Africa.

Robert P. Browne – Mr. Browne, age 49, joined Northern Trust in 2009 as Executive Vice President and Chief Investment Officer. Before joining Northern Trust, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments for ING Investment Management Holdings N.V. from 2004 to 2009.

Peter B. Cherecwich – Mr. Cherecwich, age 50, joined Northern Trust in 2007 and has served as Executive Vice President and Head of Global Fund Services since 2010. Mr. Cherecwich also served as Chief Operating Officer of Corporate & Institutional Services from 2008 to September 2014. Prior to that, he served as Head of Institutional Strategy & Product Development from 2007 to 2008. Before joining Northern Trust, Mr. Cherecwich served in several executive and operational roles at State Street Corporation.

Jeffrey D. Cohodes – Mr. Cohodes, age 54, joined Northern Trust in 1993 and has served as Executive Vice President and Chief Risk Officer since 2011. Mr. Cohodes served as an Executive Vice President in the Wealth Management business from 2010 to 2011. From 2009 to 2010, he served as the Chief Operating Officer for Asset Management.

Steven L. Fradkin – Mr. Fradkin, age 53, joined Northern Trust in 1985 and has served as Executive Vice President and President of Wealth Management since September 2014. Prior to that, Mr. Fradkin served as President of Corporate & Institutional Services from 2009 to 2014. He served as Chief Financial Officer from 2004 to 2009.

Jane B. Karpinski – Ms. Karpinski, age 52, joined Northern Trust in 2006 and has served as Senior Vice President and Corporate Controller since 2013. Ms. Karpinski served as International Chief Financial Officer from 2012 to 2013. Prior to that, she served as Chief Financial Officer for the Europe, Middle East and Africa region from 2007 to 2012.

Susan C. Levy – Ms. Levy, age 57, joined Northern Trust in May 2014 as Executive Vice President and General Counsel. Before joining Northern Trust, Ms. Levy served as Managing Partner of the law firm Jenner & Block from 2008 to 2014, where she was a partner since 1990.

William L. Morrison – Mr. Morrison, age 64, joined Northern Trust in 1996 and has served as President since 2011. Prior to that, Mr. Morrison served as Executive Vice President and Chief Financial Officer from 2009 to 2011. From 2003 to 2009, he served as President of Wealth Management.

Michael G. O’Grady – Mr. O’Grady, age 49, joined Northern Trust in 2011 and has served as Executive Vice President and President of Corporate & Institutional Services since September 2014. Prior to that, Mr. O’Grady served as Chief Financial Officer from 2011 to 2014. Before joining Northern Trust, Mr. O’Grady served as a Managing Director in Bank of America Merrill Lynch’s Investment Banking Group.

28 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

S. Gillian Pembleton – Ms. Pembleton, age 56, joined Northern Trust in 1991 and has served as Executive Vice President, Human Resources since September 2014. Prior to that, Ms. Pembleton was responsible for Human Resources and Administration for the Europe, Middle East and Africa region from 2006 to 2014. From 2001 to 2006, she was the Global Head of Staffing and Development.

Stephen N. Potter – Mr. Potter, age 58, joined Northern Trust in 1982 and has served as Executive Vice President and President of Asset Management since 2008. Prior to that, Mr. Potter served as the Chief Executive Officer of Europe, Middle East and Africa from 2001 to 2008.

Joyce M. St. Clair – Ms. St. Clair, age 55, joined Northern Trust in 1992 and has served as Executive Vice President and President of Enterprise Operations since September 2014. Prior to that, Ms. St. Clair served as President of Operations & Technology from 2011 to 2014. From 2007 to 2011, Ms. St. Clair served as Chief Risk Officer.

Jana R. Schreuder – Ms. Schreuder, age 56, joined Northern Trust in 1980 and has served as Executive Vice President and Chief Operating Officer since September 2014. Prior to that, Ms. Schreuder served as President of Wealth Management from 2011 to 2014. She served as Chief Risk Officer from 2005 to 2006 and as President of Operations & Technology from 2006 to 2011.

All officers are appointed annually by the Corporation’s Board of Directors (Board). Officers continue to hold office until their successors are duly elected or until their death, resignation or removal by the Board.

29 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “NTRS.” There were 2,213 shareholders of record as of January 31, 2015. The information required by this item concerning the market prices of, and dividends on, our common stock during the past two years is provided under “Quarterly Financial Data (Unaudited)” included under “Supplemental Item – Selected Statistical and Supplemental Financial Data,” and is incorporated herein by reference.

Information regarding dividend restrictions of the Corporation’s banking subsidiaries is incorporated herein by reference to “Note 30 – Restrictions on Subsidiary Dividends and Loans or Advances” to the “Notes to Consolidated Financial Statements” included under Item 8 of this Annual Report on Form 10-K.

The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended December 31, 2014, pursuant to the Corporation’s share buyback program:

TABLE 2: PURCHASES OF COMMON STOCK IN THE FOURTH QUARTER OF 2014

PERIOD	TOTAL NUMBER OF SHARES PURCHASED (1)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF A PUBLICLY ANNOUNCED PLAN (2)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
October 1-31, 2014	397,561	$63.67	397,561	9,225,673
November 1-30, 2014	1,831,406	67.02	1,831,406	7,394,267
December 1-31, 2014	256,666	67.80	256,666	7,137,601

Total (Fourth Quarter)	2,485,633	$66.57	2,485,633	7,137,601

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

30 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative total stockholder return on the Corporation’s common stock to the cumulative total return of the S&P 500 Index and the KBW Bank Index for the five fiscal years which ended December 31, 2014. The cumulative total stockholder return assumes the investment of $100 in the Corporation’s common stock and in each index on December 31, 2009 and assumes reinvestment of dividends. The KBW Bank Index is a modified-capitalization-weighted index made up of 24 of the largest banking companies in the United States. The Corporation is included in the S&P 500 Index and the KBW Bank Index.

Total Return Assumes $100 Invested on

December 31, 2009 with Reinvestment of Dividends

Five-Year Cumulative Total Return

	DECEMBER 31,
	2009	2010	2011	2012	2013	2014
Northern Trust	100	108	79	103	130	144
S&P 500	100	115	117	136	180	205
KBW Bank Index	100	123	95	126	174	190

31 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

ITEM 6 – SELECTED FINANCIAL DATA

	2014	2013	2012	2011	2010
FOR THE YEAR ENDED DECEMBER 31,
CONDENSED INCOME STATEMENT (In Millions)
Noninterest Income	$3,325.7	$3,156.2	$2,905.8	$2,760.8	$2,729.0
Net Interest Income	1,005.5	933.1	990.3	1,009.1	918.7

Total Revenue	$4,331.2	$4,089.3	$3,896.1	$3,769.9	$3,647.7
Provision for Credit Losses	6.0	20.0	25.0	55.0	160.0
Noninterest Expense	3,135.0	2,993.8	2,878.8	2,831.2	2,497.9

Income before Income Taxes	$1,190.2	$1,075.5	$992.3	$883.7	$989.8
Provision for Income Taxes	378.4	344.2	305.0	280.1	320.3

Net Income	$811.8	$731.3	$687.3	$603.6	$669.5
Preferred Stock Dividends	9.5	–	–	–	–

Net Income Applicable to Common Stock	$802.3	$731.3	$687.3	$603.6	$669.5

PER COMMON SHARE
Net Income – Basic	$3.34	$3.01	$2.82	$2.47	$2.74
– Diluted	3.32	2.99	2.81	2.47	2.74
Cash Dividends Declared Per Common Share	1.30	1.23	1.18	1.12	1.12
Book Value – End of Period (EOP)	34.54	33.34	31.51	29.53	28.19
Market Price – EOP	67.40	61.89	50.16	39.66	55.41

SELECTED BALANCE SHEET DATA (In Millions)
At Year End:
Earning Assets	$100,889.8	$93,367.2	$87,472.7	$90,793.6	$75,849.9
Total Assets	109,946.5	102,947.3	97,463.8	100,223.7	83,843.9
Deposits	90,757.0	84,098.1	81,407.8	82,677.5	64,195.7
Senior Notes	1,497.0	1,996.6	2,405.8	2,126.7	1,896.1
Long-Term Debt	1,615.1	1,709.2	1,421.6	2,133.3	2,729.3
Stockholders’ Equity	8,448.9	7,912.0	7,527.0	7,117.3	6,830.3

Average Balances:
Earning Assets	$95,947.5	$85,628.3	$84,168.5	$82,748.8	$67,865.4
Total Assets	104,083.5	94,857.7	92,975.5	91,947.9	76,008.2
Deposits	84,656.6	75,596.3	75,219.8	72,446.4	55,583.1
Senior Notes	1,661.2	2,247.0	2,295.2	1,983.3	1,509.0
Long-Term Debt	1,654.9	1,211.7	1,634.1	2,446.3	2,821.6
Stockholders’ Equity	8,166.5	7,667.7	7,358.2	7,024.2	6,634.4

CLIENT ASSETS (In Billions)
Assets Under Custody	$5,968.8	$5,575.7	$4,804.9	$4,262.8	$4,081.3
Assets Under Management	934.1	884.5	758.9	662.9	643.6

SELECTED RATIOS AND METRICS
Financial Ratios and Metrics:
Return on Average Common Equity	10.02%	9.54%	9.34%	8.59%	10.09%
Return on Average Assets	0.78	0.77	0.74	0.66	0.88
Dividend Payout Ratio	39.2	41.1	42.0	45.4	40.8
Net Interest Margin (*)	1.08	1.13	1.22	1.27	1.41
Average Stockholders’ Equity to Average Assets	7.8	8.1	7.9	7.6	8.7

Capital Ratios:	DECEMBER 31, 2014		DECEMBER 31, 2013(c)	DECEMBER 31, 2012(c)	DECEMBER 31, 2011(c)	DECEMBER 31, 2010(c)
	ADVANCED APPROACH(a)	STANDARDIZED APPROACH(b)
Common Equity Tier 1	12.4%	12.5%	12.9%	12.4%	12.1%	13.0%
Tier 1	13.2	13.3	13.4	12.8	12.5	13.6
Total	15.0	15.5	15.8	14.3	14.2	15.6
Leverage	N/A	7.8	7.9	8.2	7.3	8.8

(*) Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 86.

(a) Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the December 31, 2014, ratios are calculated in compliance with the Basel III Advanced Approach final rules released by the Federal Reserve Board on July 2, 2013.

(b) Standardized Approach capital components in 2014 are determined by Basel III phased in requirements and risk weighted assets are determined by Basel I requirements. The December 31, 2014, ratios calculated under the Standardized Approach comply with the final rules released by the Federal Reserve Board on July 2, 2013.

(c) The December 31, 2013, 2012, 2011 and 2010 ratios are calculated in accordance with Basel I requirements.

32 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business.

The Corporation conducts business through various U.S. and non-U.S. subsidiaries, including The Northern Trust Company (Bank). The Corporation was originally formed as a holding company for the Bank in 1971. The Corporation has a network of offices in 19 U.S. states, Washington, D.C., and 20 international locations in North America, Europe, the Middle East, and the Asia-Pacific region. Except where the context otherwise requires, the term “Northern Trust” refers to Northern Trust Corporation and its subsidiaries on a consolidated basis.

FINANCIAL OVERVIEW

Net income in 2014 totaled $811.8 million, up 11% from $731.3 million in 2013. Earnings per diluted common share totaled $3.32 in 2014 compared to $2.99 in 2013. Return on average common equity improved to 10.0% in 2014, from 9.5% in 2013. Net income in 2014 included pre-tax charges and write-offs totaling $47.5 million and a $9.5 million income tax benefit related to Northern Trust’s decision to reinvest the pre-tax earnings of a foreign subsidiary indefinitely outside the U.S. Net income in 2013 included a $32.6 million pre-tax gain on the sale of an office building property, offset by a $19.2 million pre-tax charge in connection with an agreement to resolve certain litigation and a $12.4 million pre-tax write-off of certain fee receivables. Excluding the current-year items, net income, net income per diluted common share and return on average common equity were $833.6 million, $3.41 and 10.3%, respectively. Excluding the prior-year items, net income per diluted common share and return on average common equity were unchanged while net income was $730.7 million.

The 2014 results reflect a continued focus on serving the complex and evolving needs of our clients, while enhancing profitability and returns for our stockholders. Revenue increased 6% to $4.33 billion in 2014 from $4.09 billion in the prior year, driven by a 9% increase in trust, investment and other servicing fees and an 8% increase in net interest income, partially offset by a 14% decline in foreign exchange trading income. Noninterest expense increased 5% to $3.14 billion in 2014 compared to $2.99 billion in 2013, reflecting continued growth in our business, ongoing investment to support technology initiatives, and actions taken during 2014 to realign our organization.

Trust, investment and other servicing fees, which represent the largest component of total revenue, increased 9% to $2.83 billion, from $2.61 billion in 2013, primarily due to new business and the favorable impacts of equity markets and movements in foreign exchange rates, partially offset by higher levels of waived fees in money market mutual funds. Money market mutual fund fee waivers, attributable to persistent low short-term interest rates, totaled $129.8 million in 2014 compared to $108.2 million in 2013.

Foreign exchange trading income of $210.1 million decreased 14% from $244.4 million in 2013, resulting from lower currency market volatility and client volumes.

Higher equity markets and new business in 2014 drove client assets under custody and under management up 7% and 6%, respectively, as compared to the December 31, 2013, levels. Client assets under custody as of December 31, 2014, increased to $6.0 trillion from $5.6 trillion, and included $3.5 trillion of global custody assets, up 6% from 2013. Client assets under management as of December 31, 2014, increased to $934.1 billion from $884.5 billion in 2013.

Reported net interest income of $1.01 billion increased 8%, reflecting higher levels of earnings assets, partially offset by a lower net interest margin.

33 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for credit losses totaled $6.0 million in 2014, compared to $20.0 million in 2013. The current-year provision reflected continued improvement in the credit quality of commercial and institutional and commercial real estate loans, as well as loan growth in 2014. Loans and leases as of December 31, 2014, totaled $31.6 billion, up 8% from $29.4 billion in 2013. Net charge-offs and nonperforming assets decreased in 2014 to $18.0 million and $232.3 million, respectively, from $39.7 million and $274.7 million in 2013.

Total noninterest expense equaled $3.14 billion, up 5% from 2013. Excluding the current-year charges and write-offs of $47.5 million and the prior-year legal settlement charge of $19.2 million, noninterest expense increased 4% in 2014, attributable to increased compensation, equipment and software, outside services and employee benefits expense.

Northern Trust continued to maintain a strong capital position during 2014, with all capital ratios exceeding those required for classification as “well-capitalized” under federal bank regulatory capital requirements. Total stockholders’ equity equaled $8.5 billion at year-end, up 7% from $7.9 billion in 2013. On August 5, 2014, Northern Trust issued 16,000 shares of preferred stock for proceeds of $388.5 million, net of underwriting discounts, commissions and other issuance costs. In October 2014, Northern Trust declared dividends totaling $9.5 million to preferred stockholders, payable January 1, 2015, covering the five-month period since issuance on August 5, 2014. During the year ended December 31, 2014, we increased the quarterly common stock dividend to $0.33 per common share and repurchased 7.5 million shares of common stock, returning $792.4 million of capital to common stockholders, compared to $609.2 million in 2013.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE

Northern Trust generates the majority of its revenue from noninterest income that primarily consists of trust, investment and other servicing fees. Net interest income comprises the remainder of revenue and consists of interest income generated by earning assets, net of interest expense on deposits and borrowed funds.

Revenue in 2014 was $4.33 billion, an increase of 6% from $4.09 billion in 2013. Noninterest income, representing 77% of total revenue in both 2014 and 2013, totaled $3.33 billion and $3.16 billion in 2014 and 2013, respectively, up 5% in 2014.

The current-year increase in noninterest income primarily reflected higher trust, investment and other servicing fees, partially offset by lower foreign exchange trading income. Trust, investment and other servicing fees totaled $2.83 billion in 2014, up $223.0 million, or 9%, from $2.61 billion in 2013, primarily reflecting new business and the favorable impacts of equity markets and movements in foreign exchange rates, partially offset by higher levels of waived fees in money market mutual funds. Foreign exchange trading income in 2014 totaled $210.1 million, down $34.3 million, or 14%, compared with $244.4 million in 2013, reflecting lower currency market volatility and client volumes as compared to 2013.

Net interest income on a fully taxable equivalent (FTE) basis in 2014 was $1.03 billion, an increase of $69.3 million, or 7%, from $965.6 million in 2013, attributable to higher levels of earnings assets, partially offset by a decline in the net interest margin. The net interest margin declined to 1.08% in 2014 from 1.13% in 2013, primarily resulting from lower yields on earning assets, partially offset by a lower cost of interest-related funds. Average earning assets increased $10.3 billion, or 12%, in 2014, reflecting higher levels of Federal Reserve deposits, securities and loans and leases.

Additional information regarding Northern Trust’s revenue by type is provided below.

2014 TOTAL REVENUE OF $4.33 BILLION

34 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

The components of noninterest income, and a discussion of significant changes during 2014 and 2013, are provided below.

TABLE 3: NONINTEREST INCOME	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Trust, Investment and Other Servicing Fees	$2,832.8	$2,609.8	$2,405.5	9%	8%
Foreign Exchange Trading Income	210.1	244.4	206.1	(14)	19
Treasury Management Fees	66.0	69.0	67.4	(4)	2
Security Commissions and Trading Income	67.6	68.0	73.6	(1)	(8)
Other Operating Income	153.5	166.5	154.9	(8)	8
Investment Security Losses, net	(4.3)	(1.5)	(1.7)	181	(9)

Total Noninterest Income	$3,325.7	$3,156.2	$2,905.8	5%	9%

Trust, Investment and Other Servicing Fees

Trust, investment and other servicing fees were $2.83 billion in 2014 compared with $2.61 billion in 2013. Trust, investment and other servicing fees are based primarily on the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. Based on an analysis of historical trends and current asset and product mix, management estimates that a 10% rise or fall in overall equity markets would cause a corresponding increase or decrease in Northern Trust’s trust, investment and other servicing fees of approximately 3% and in total revenue of approximately 2%. For a more detailed discussion of 2014 trust, investment and other servicing fees, refer to the “Reporting Segments and Related Information” section.

The following table presents selected equity market indices and the percentage changes year over year.

TABLE 4: MARKET INDICES	DAILY AVERAGES			YEAR-END
	2014	2013	CHANGE	2014	2013	CHANGE
S&P 500 ®	1,931	1,643	18%	2,059	1,848	11%
MSCI EAFE ® (in U.S. dollars)	1,888	1,747	8	1,775	1,916	(7)

35 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under custody and assets under management form the primary basis of our trust, investment and other servicing fees. At December 31, 2014, assets under custody were $6.0 trillion, up 7% from $5.6 trillion a year ago, and included $3.5 trillion of global custody assets, compared to $3.2 trillion at December 31, 2013. Assets under management totaled $934.1 billion, up 6% from $884.5 billion at the end of 2013.

TABLE 5: ASSETS UNDER CUSTODY	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2014	2013	2012	2011	2010	2014 / 2013	2013 / 2012
Corporate & Institutional	$5,453.1	$5,079.7	$4,358.6	$3,877.6	$3,711.1	7%	17%	10%
Wealth Management	515.7	496.0	446.3	385.2	370.2	4	11	9

Total Assets Under Custody	$5,968.8	$5,575.7	$4,804.9	$4,262.8	$4,081.3	7%	16%	10%

C&IS ASSETS UNDER CUSTODY (In Billions)	WEALTH MANAGEMENT ASSETS UNDER CUSTODY (In Billions)

TABLE 6: ASSETS UNDER MANAGEMENT	DECEMBER 31,					CHANGE		FIVE-YEAR COMPOUND GROWTH RATE
($ In Billions)	2014	2013	2012	2011	2010	2014 / 2013	2013 / 2012
Corporate & Institutional	$709.6	$662.7	$561.2	$489.2	$489.2	7%	18%	8%
Wealth Management	224.5	221.8	197.7	173.7	154.4	1	12	9

Total Assets Under Management	$934.1	$884.5	$758.9	$662.9	$643.6	6%	17%	8%

C&IS ASSETS UNDER MANAGEMENT (In Billions)	WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT (In Billions)

36 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Assets under custody and under management were invested as follows:

TABLE 7: ASSETS UNDER CUSTODY BY INVESTMENT TYPE	DECEMBER 31,
	2014			2013
	C&IS	WM	CONSOLIDATED	C&IS	WM	CONSOLIDATED
Equities	44%	55%	45%	46%	55%	47%
Fixed Income Securities	38	22	36	36	22	34
Cash and Other Assets	18	23	19	18	23	19

TABLE 8: ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE	DECEMBER 31,
	2014			2013
	C&IS	WM	CONSOLIDATED	C&IS	WM	CONSOLIDATED
Equities	54%	47%	52%	56%	48%	54%
Fixed Income Securities	14	28	17	13	27	17
Cash and Other Assets	32	25	31	31	25	29

Foreign Exchange Trading Income

Northern Trust provides foreign exchange services in the normal course of business as an integral part of its global custody services. Active management of currency positions, within conservative limits, also contributes to foreign exchange trading income. This income totaled $210.1 million in 2014 compared with $244.4 million last year. The decrease of $34.3 million, or 14%, is attributable to lower currency market volatility and client volumes in 2014.

Treasury Management Fees

Treasury management fees, generated from cash and treasury management products and services provided to clients, totaled $66.0 million, down 4% from $69.0 million in 2013.

Security Commissions and Trading Income

Security commissions and trading income is generated primarily from securities brokerage services provided by Northern Trust Securities, Inc., and totaled $67.6 million in 2014, relatively unchanged from $68.0 million in 2013.

Other Operating Income

The components of other operating income include:

TABLE 9: OTHER OPERATING INCOME	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Loan Service Fees	$62.7	$61.9	$64.5	1%	(4)%
Banking Service Fees	49.6	50.9	55.0	(3)	(7)
Other Income	41.2	53.7	35.4	(23)	52

Total Other Operating Income	$153.5	$166.5	$154.9	(8)%	8%

The decline in banking service fees in 2014 primarily reflected lower income from standby letters of credit. The “other” component of other operating income in 2013 included the $32.6 million gain on the sale of an office building property, partially offset by a $12.4 million write-off of certain fee receivables. Excluding these prior-year items, the “other” component of other operating income increased $7.7 million, or 23%, primarily attributable to increased income from currency-related hedging, lease-related and third party servicing activities in 2014.

37 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Security Gains (Losses), Net

Net investment security losses totaled $4.3 million and $1.5 million in 2014 and 2013, respectively. Results for 2014 include $4.2 million of pre-tax charges for the credit-related other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible securities held within Northern Trust’s balance sheet investment securities portfolio. There were no OTTI losses in 2013.

NONINTEREST INCOME – 2013 COMPARED WITH 2012

Trust, investment and other servicing fees were $2.61 billion in 2013, up 8% from $2.41 billion in 2012, primarily attributable to new business and the favorable impact of equity markets, partially offset by higher waived fees in money market mutual funds. Foreign exchange trading income increased 19% in 2013 to $244.4 million from $206.1 million in 2012, reflecting higher client volumes from 2012 levels.

Other operating income totaled $166.5 million in 2013, an increase of 8% from $154.9 million in 2012. Other operating income in 2013 included the $32.6 million gain on the sale of an office building property, partially offset by the $12.4 million fee receivable write-off. Excluding these 2013 items, other operating income decreased 6% from 2012, reflecting lower banking and loan service fees.

Net investment security losses totaled $1.5 million and $1.7 million in 2013 and 2012, respectively. Charges of $3.3 million were recorded in 2012 for the credit-related OTTI of residential mortgage backed securities and auction rate securities held within Northern Trust’s balance sheet investment securities portfolio. There were no OTTI losses in 2013.

Net Interest Income

Net interest income stated on an FTE basis is a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. Management believes an FTE presentation provides a clearer indication of net interest margins for comparative purposes. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis is provided on page 86.

An analysis of net interest income on an FTE basis, major balance sheet components impacting net interest income, and related ratios are provided below.

TABLE 10: ANALYSIS OF NET INTEREST INCOME (FTE)	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Interest Income – GAAP	$1,186.9	$1,155.5	$1,287.7	3%	(10)%
FTE Adjustment	29.4	32.5	40.8	(9)	(20)

Interest Income – FTE	1,216.3	1,188.0	1,328.5	2	(11)
Interest Expense	181.4	222.4	297.4	(18)	(25)

Net Interest Income – FTE Adjusted	1,034.9	965.6	1,031.1	7	(6)

Net Interest Income – GAAP	1,005.5	933.1	990.3	8	(6)

AVERAGE BALANCE
Earning Assets	$95,947.5	$85,628.3	$84,168.5	12%	2%
Interest-Related Funds	73,167.2	67,364.2	62,293.0	9	8
Net Noninterest-Related Funds	22,780.3	18,264.1	21,875.5	25	(17)

				CHANGE IN PERCENTAGE
AVERAGE RATE
Earning Assets	1.27%	1.39%	1.58%	(0.12)	(0.19)
Interest-Related Funds	0.25	0.33	0.48	(0.08)	(0.15)
Interest Rate Spread	1.02	1.06	1.10	(0.04)	(0.04)
Total Source of Funds	0.19	0.26	0.35	(0.07)	(0.09)
Net Interest Margin – FTE	1.08%	1.13%	1.22%	(0.05)	(0.09)

Refer to pages 160 and 161 for additional analysis of net interest income.

38 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. Earning assets – including federal funds sold, securities purchased under agreements to resell, interest-bearing due from and deposits with banks, Federal Reserve deposits, securities, and loans and leases – are financed by a large base of interest-bearing funds that include client deposits; short-term borrowings; senior notes and long-term debt. Earning assets also are funded by net noninterest-related funds, which include demand deposits; the allowance for credit losses; and stockholders’ equity, reduced by nonearning assets such as noninterest-bearing cash and due from banks; items in process of collection; and buildings and equipment. Net interest income is subject to variations in the level and mix of earning assets and interest-bearing funds and their relative sensitivity to interest rates. In addition, the levels of nonperforming assets and client compensating deposit balances used to pay for services impact net interest income.

Net interest income in 2014 was $1.01 billion, up $72.4 million, or 8%, from $933.1 million in 2013. Net interest income on an FTE basis for 2014 was $1.03 billion, an increase of $69.3 million, or 7% from $965.6 million in 2013. The increase is primarily attributable to higher levels of average earning assets, partially offset by a decline in the net interest margin. Average earning assets increased $10.3 billion, or 12%, to $95.9 billion from $85.6 billion in 2013. The net interest margin in 2014 was 1.08%, down from 1.13% in 2013, primarily the result of lower yields on earning assets, partially offset by a lower cost of interest-related funds due to lower short-term interest rates.

Growth in average earning assets primarily reflected increased Federal Reserve deposits, securities and loans and leases. Federal Reserve deposits averaged $14.7 billion in 2014, up $7.1 billion, or 94%, from $7.6 billion in 2013. Securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet, averaged $33.4 billion, an increase of $2.6 billion, or 9%, from $30.8 billion in 2013. Loans and leases averaged $30.2 billion, an increase of $1.5 billion, or 5% higher than the $28.7 billion in 2013.

The increase in average earning assets was primarily funded by higher levels of interest-bearing and demand deposits. Non-U.S.-office interest-bearing client deposits averaged $48.3 billion in 2014, up $5.9 billion, or 14%, from $42.3 billion in 2013, while average demand deposits increased $3.0 billion, or 18%, to $19.6 billion in 2014 from $16.6 billion in 2013.

Stockholders’ equity averaged $8.2 billion in 2014 compared with $7.7 billion in 2013. The increase of $499.5 million, or 7%, principally reflected current-year earnings and the issuance of preferred stock during 2014, partially offset by dividend declarations and the repurchase of common stock pursuant to Northern Trust’s share repurchase program. On August 5, 2014, Northern Trust issued 16,000 shares of Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), without par value, for proceeds of $388.5 million. Shares of the Series C Preferred Stock rank senior to Northern Trust’s common stock. In October 2014, Northern Trust declared cash dividends totaling $9.5 million to preferred stockholders, payable January 1, 2015, covering the five-month period since issuance on August 5, 2014. Northern Trust returned $792.4 million in capital to common stockholders in 2014, including common stock dividend declarations totaling $311.7 million and common stock repurchases totaling $480.7 million.

Under our capital plan submitted in January 2014, which was reviewed without objection by the Federal Reserve Board in March 2014, the Corporation may repurchase up to $107.3 million of common stock after December 31, 2014 through March 31, 2015. In January 2015, the Corporation submitted its most recent capital plan to the Federal Reserve Board. The Corporation is authorized by its Board to purchase up to 7.1 million additional shares after December 31, 2014.

For additional analysis of average balances and interest rate changes affecting net interest income, refer to the Average Balance Sheet with Analysis of Net Interest Income included in “Supplemental Item – Selected Statistical and Supplemental Financial Data.”

NET INTEREST INCOME – 2013 COMPARED WITH 2012

Net interest income on an FTE basis decreased 6% to $965.6 million in 2013 from $1.03 billion in 2012, primarily due to a decline in the net interest margin, partially offset by higher levels of average earning assets. The net interest margin in 2013 was 1.13% compared to 1.22% in 2012, resulting from lower yields on earning assets, partially offset by a lower cost of interest-related funds.

Average earning assets increased $1.5 billion, or 2%, to $85.6 billion in 2013 from $84.2 billion in 2012. Growth in average earning assets primarily reflected a 41% increase in Federal Reserve deposits, partially offset by a 3% decrease in

39 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest-bearing deposits with banks. The increase in average earning assets in 2013 was primarily funded by higher levels of non-U.S.-office interest-bearing deposits and short-term borrowings, partially offset by lower levels of demand and other noninterest-bearing deposits.

Stockholders’ equity averaged $7.7 billion and $7.4 billion in 2013 and 2012, respectively. The increase in 2013 reflected the retention of earnings, partially offset by dividend declarations and the repurchase of common stock.

Provision for Credit Losses

The provision for credit losses was $6.0 million in 2014 compared with $20.0 million in 2013 and $25.0 million in 2012. The current-year provision primarily reflected improved credit quality in the commercial and institutional, commercial real estate and residential real estate loan classes, and allowances established as a result of increased commercial and institutional and commercial real estate loan volumes. Nonperforming assets at December 31, 2014, decreased 15% from the prior-year end. Residential real estate and commercial real estate loans accounted for 75% and 17%, respectively, of nonperforming loans and leases at December 31, 2014. For further discussion of the allowance and provision for credit losses for 2014, 2013, and 2012, refer to the “Asset Quality” section.

Noninterest Expense

Noninterest expense for 2014 totaled $3.14 billion, up $141.2 million, or 5%, from $2.99 billion in 2013. Results for 2014 include $47.5 million of charges and write-offs while the prior year included a $19.2 million legal settlement charge. Noninterest expense in 2012 included $18.6 million of charges associated with restructuring, acquisition and integration related activities.

The components of noninterest expense and a discussion of significant changes during 2014 and 2013 are provided below.

TABLE 11: NONINTEREST EXPENSE	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Compensation	$1,417.9	$1,306.6	$1,267.4	9%	3%
Employee Benefits	268.7	257.5	258.2	4	–
Outside Services	574.6	564.1	529.2	2	7
Equipment and Software	421.4	377.6	366.7	12	3
Occupancy	180.3	173.8	174.4	4	–
Other Operating Expense	272.1	314.2	282.9	(13)	11

Total Noninterest Expense	$3,135.0	$2,993.8	$2,878.8	5%	4%

Compensation

Compensation expense, the largest component of noninterest expense, totaled $1.42 billion and $1.31 billion in 2014 and 2013, respectively, an increase of $111.3 million, or 9%. Results for 2014 include severance-related charges totaling $29.4 million. Excluding these charges, compensation expense increased $81.9 million, or 6%, primarily due to higher staff levels and performance-based compensation and base pay adjustments. Staff on a full-time equivalent basis totaled approximately 15,400 at December 31, 2014, up 4% from approximately 14,800 at December 31, 2013.

Employee Benefits

Employee benefits expense totaled $268.7 million in 2014, up $11.2 million, or 4%, from $257.5 million in 2013, and included $2.7 million of severance-related charges. Excluding these charges, employee benefit expense increased $8.5 million, or 3%, attributable to higher expense associated with employee medical and defined contribution postretirement benefits and payroll tax expense, partially offset by lower pension expense.

Outside Services

Outside services expense totaled $574.6 million in 2014, up $10.5 million, or 2%, from $564.1 million in 2013. Outside services expense in 2014 included $1.6 million of severance-related charges. Excluding these charges, outside services expense increased $8.9 million, or 2%, from the prior year, primarily related to higher sub-custodian and investment management sub-advisor

40 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fees, partially offset by lower technical services expense. Investment management sub-advisor fees are those paid to external investment managers for services provided to certain funds Northern Trust manages and those relating to custom client programs. Technical services expense includes costs for systems and application support, the provision of market and research data, and outsourced check processing and lockbox services, among other services.

Equipment and Software

Equipment and software expense, comprised of depreciation and amortization, rental, and maintenance costs, increased $43.8 million, or 12%, to $421.4 million in 2014 compared to $377.6 million in 2013. Results for 2014 include $9.5 million of write-offs of replaced or eliminated software. Excluding these write-offs, equipment and software expense increased $34.3 million, or 9%, reflecting increased software amortization and related software support costs.

Occupancy

Occupancy expense totaled $180.3 million in 2014, up $6.5 million, or 4%, from $173.8 million in 2013. Occupancy expense in 2014 included charges totaling $4.3 million in connection with reductions in office space. Excluding these charges, occupancy expense increased 1% compared to 2013.

Other Operating Expense

Other operating expense in 2014 totaled $272.1 million, down $42.1 million, or 13%, from $314.2 million in 2013. The components of other operating expense are as follows:

TABLE 12: OTHER OPERATING EXPENSE	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Business Promotion	$88.0	$91.6	$87.8	(4)%	4%
FDIC Insurance Premiums	22.0	23.5	25.4	(6)	(7)
Staff Related	39.1	39.1	41.9	(0)	(7)
Other Intangibles Amortization	19.5	21.1	20.3	(8)	4
Legal Settlement Charge	–	19.2	–	N/M	N/M
Other Expenses	103.5	119.7	107.5	(13)	11

Total Other Operating Expense	$272.1	$314.2	$282.9	(13)%	11%

Other operating expense in 2013 included the $19.2 million charge in connection with an agreement to resolve certain litigation. The decrease in the “other” component of other operating expense primarily relates to lower charges associated with other account servicing activities in 2014.

NONINTEREST EXPENSE – 2013 COMPARED WITH 2012

Noninterest expense in 2013 totaled $2.99 billion, up 4% from $2.88 billion in 2012, and included the $19.2 million legal settlement charge. Noninterest expense in 2012 included $18.6 million of charges associated with restructuring, acquisition and integration related activities.

Compensation expense increased 3% to $1.31 billion in 2013 from $1.27 billion in 2012, primarily due to base pay adjustments and higher staff levels. Employee benefits expense totaled $257.5 million in 2013, relatively unchanged from $258.2 million in 2012.

Outside services expense totaled $564.1 million in 2013, up 7% from $529.2 million in 2012. Outside services expense in 2013 included higher consulting, technical services and sub-custodian expense as compared to 2012. Outside services expense in 2012 included restructuring, acquisition and integration charges of $12.1 million.

Equipment and software expense increased 3% to $377.6 million in 2013 compared to $366.7 million in 2012. Equipment and software expense in 2013 reflected higher software amortization and related software support costs as compared to 2012. Equipment and software expense in 2012 included software write-offs of $15.1 million.

Occupancy expense for 2013 was $173.8 million, down slightly from $174.4 million in 2012. Occupancy expense in 2012 included $3.6 million of restructuring charges related to reductions in office space.

41 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other operating expense totaled $314.2 million in 2013, up 11% from $282.9 million in 2012. The increase in 2013 was primarily attributable to the $19.2 million legal settlement charge as well as higher charges associated with other account servicing activities.

Provision for Income Taxes

Provisions for income tax and effective tax rates are impacted by levels of pre-tax income, tax rates, and the impact of certain non-U.S. subsidiaries whose earnings are reinvested indefinitely outside the U.S., as well as nonrecurring items such as the resolution of tax matters. The 2014 provision for income taxes was $378.4 million, representing an effective rate of 31.8%. This compares with a provision for income taxes of $344.2 million and an effective rate of 32.0% in 2013.

The income tax provisions for 2014 and 2013 reflect reductions totaling $43.0 million and $27.6 million, respectively, related to certain non-U.S. subsidiaries whose earnings are being reinvested indefinitely outside the U.S. The 2012 income tax provision of $305.0 million represented an effective tax rate of 30.7% and included a $12.4 million tax benefit in connection with the resolution of certain leveraged-lease-related matters as well as reductions totaling $27.1 million related to non-U.S. subsidiaries whose earnings are being reinvested indefinitely outside the U.S.

REPORTING SEGMENTS AND RELATED INFORMATION

Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Income and expense associated with the Corporation’s and the Bank’s wholesale funding activities and investment portfolios, as well as certain corporate-based expense, executive level compensation and nonrecurring items are not allocated to C&IS and Wealth Management, and are reported in Northern Trust’s third reporting segment, Treasury and Other, in the following pages.

C&IS and Wealth Management results are presented to promote a greater understanding of their financial performance. The information, presented on an internal management-reporting basis, is derived from internal accounting systems that support Northern Trust’s strategic objectives and management structure. Management has developed accounting systems to allocate revenue and expense related to each segment. These systems incorporate processes for allocating assets, liabilities and equity, and the applicable interest income and expense. Equity is allocated based on the proportion of economic risk-based and leverage capital associated with the reporting segment. Allocations of capital and certain corporate expense may not be representative of levels that would be required if the segments were independent entities. The accounting policies used for management reporting are consistent with those described in Note 1 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.” Transfers of income and expense items are recorded at cost; there is no consolidated profit or loss on sales or transfers between reporting segments. Northern Trust’s presentations are not necessarily consistent with similar information for other financial institutions.

TABLE 13: CONSOLIDATED FINANCIAL INFORMATION

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,832.8	$2,609.8	$2,405.5	9%	8%
Foreign Exchange Trading Income	210.1	244.4	206.1	(14)	19
Other Noninterest Income	282.8	302.0	294.2	(6)	3
Net Interest Income (FTE) (Note)	1,034.9	965.6	1,031.1	7	(6)

Revenue (FTE) (Note)	4,360.6	4,121.8	3,936.9	6	5
Provision for Credit Losses	6.0	20.0	25.0	(70)	(20)
Noninterest Expense	3,135.0	2,993.8	2,878.8	5	4

Income before Income Taxes (Note)	1,219.6	1,108.0	1,033.1	10	7
Provision for Income Taxes (Note)	407.8	376.7	345.8	8	9

Net Income	$811.8	$731.3	$687.3	11%	6%

Average Assets	$104,083.5	$94,857.7	$92,975.5	10%	2%

Note: Stated on an FTE basis. The consolidated figures include $29.4 million, $32.5 million, and $40.8 million of FTE adjustments for 2014, 2013, and 2012, respectively.

42 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate & Institutional Services

C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: global master trust and custody; employee benefit services; fund administration; investment operations outsourcing; investment risk and analytical services; securities lending; foreign exchange; banking; cash management; treasury management; brokerage services; and transition management services. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia-Pacific region.

The following table summarizes the results of operations of C&IS for the years ended December 31, 2014, 2013, and 2012 on a management-reporting basis.

TABLE 14: C&IS RESULTS OF OPERATIONS	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 /2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,584.0	$1,443.8	$1,334.1	10%	8%
Foreign Exchange Trading Income	200.4	238.8	193.5	(16)	23
Other Noninterest Income	177.9	177.3	193.6	–	(8)
Net Interest Income (FTE) (Note)	310.0	275.9	280.1	12	(1)

Revenue (FTE) (Note)	2,272.3	2,135.8	2,001.3	6	7
Provision for Credit Losses	5.8	(3.4)	(2.1)	N/M	62
Noninterest Expense	1,732.8	1,657.9	1,599.9	5	4

Income before Income Taxes (Note)	533.7	481.3	403.5	11	19
Provision for Income Taxes (Note)	149.4	145.6	114.3	3	27

Net Income	384.3	$335.7	$289.2	14%	16%

Percentage of Consolidated Net Income	47%	46%	42%
Average Assets	$59,462.9	$53,308.2	$49,904.0	12%	7%

Note: Stated on an FTE basis.

The 14% increase in C&IS net income in 2014 primarily resulted from higher trust, investment and other servicing fees and net interest income, partially offset by lower foreign exchange trading income and higher noninterest expense. In addition, C&IS net income in 2014 included the $9.5 million income tax benefit related to Northern Trust’s decision to reinvest the pre-tax earnings of a foreign subsidiary indefinitely outside the U.S. The 16% increase in net income in 2013 compared to 2012 primarily reflected higher trust, investment and other servicing fees and foreign exchange trading income, partially offset by higher noninterest expense.

C&IS Trust, Investment and Other Servicing Fees

C&IS trust, investment and other servicing fees are primarily attributable to services related to custody, fund administration, investment management, and securities lending. Custody and fund administration fees are driven primarily by values of client assets under custody, transaction volumes, and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on quarter-end or month-end values, values at the beginning of each quarter or average values for a month or quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees, which are based generally on client assets under management, are based primarily on market values throughout a period.

Securities lending revenue is affected by market values; the demand for securities to be lent, which drives volumes; and the interest rate spread earned on the investment of cash deposited by investment firms as collateral for securities they have borrowed. The other services fee category in C&IS includes such products as benefit payment, investment risk and analytical services and other services. Revenue from these products is based generally on the volume of services provided or a fixed fee.

43 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provided below are the components of C&IS trust, investment and other servicing fees.

TABLE 15: C&IS TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
(In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Custody and Fund Administration	$1,069.9	$948.9	$863.9	13%	10%
Investment Management	305.7	295.6	281.0	3	5
Securities Lending	96.5	97.9	96.3	(1)	2
Other	111.9	101.4	92.9	10	9

Total Trust, Investment and Other Servicing Fees	$1,584.0	$1,443.8	$1,334.1	10%	8%

2014 C&IS TRUST, INVESTMENT AND OTHER SERVICING FEES

Custody and fund administration fees, the largest component of trust, investment and other servicing fees, increased $121.0 million, or 13%, reflecting new business and the favorable impacts of equity markets and movements in foreign exchange rates. Fees from investment management increased $10.1 million, or 3%, from the prior year due to higher equity markets and new business, partially offset by higher waived fees in money market mutual funds. Money market mutual fund fee waivers in C&IS totaled $63.2 million and $48.6 million in 2014 and 2013, respectively. Securities lending revenue decreased 1%, as lower spreads were offset by higher loan volumes in the current year. C&IS other trust, investment and servicing fees increased $10.5 million, or 10%, primarily reflecting higher income from the investment risk and analytical services product.

Provided below is a breakdown of the C&IS assets under custody and under management.

TABLE 16: C&IS ASSETS UNDER CUSTODY	DECEMBER 31,			CHANGE
(In Billions)	2014	2013	2012	2014 / 2013	2013 / 2012
North America	$2,920.3	$2,705.4	$2,414.6	8%	12%
Europe, Middle East, and Africa	1,939.3	1,823.4	1,459.7	6	25
Asia-Pacific	477.3	448.6	396.4	6	13
Securities Lending	116.2	102.3	87.9	14	16

Total Assets Under Custody	$5,453.1	$5,079.7	$4,358.6	7%	17%

2014 C&IS ASSETS UNDER CUSTODY

44 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 17: C&IS ASSETS UNDER MANAGEMENT	DECEMBER 31,			CHANGE
(In Billions)	2014	2013	2012	2014 / 2013	2013 / 2012
North America	$415.5	$382.2	$364.5	9%	5%
Europe, Middle East, and Africa	115.6	114.0	60.2	1	89
Asia-Pacific	62.3	64.2	48.6	(3)	32
Securities Lending	116.2	102.3	87.9	14	16

Total Assets Under Management	$709.6	$662.7	$561.2	7%	18%

2014 C&IS ASSETS UNDER MANAGEMENT

C&IS assets under custody were $5.5 trillion at December 31, 2014, 7% higher than $5.1 trillion at December 31, 2013. Assets under management also increased 7% to $709.6 billion at December 31, 2014, from $662.7 billion at December 31, 2013. Cash and other assets deposited by investment firms as collateral for securities borrowed from custody clients are managed by Northern Trust and are included in assets under custody and under management. This securities lending collateral totaled $116.2 billion and $102.3 billion at December 31, 2014 and 2013, respectively.

C&IS Foreign Exchange Trading Income

Foreign exchange trading income totaled $200.4 million in 2014, a $38.4 million, or 16%, decrease from $238.8 million in 2013. The decrease is attributable to lower currency market volatility and trading volumes in the current year. Foreign exchange trading income in 2013 of $238.8 million increased $45.3 million, or 23%, from $193.5 million in 2012, due to higher trading volumes as compared to 2012.

C&IS Other Noninterest Income

Other noninterest income for 2014 totaled $177.9 million in 2014. Other noninterest income in 2013 of $177.3 million included a $6.6 million reduction in connection with the write-off of certain fee receivables. Excluding the prior-year fee receivable write-off, C&IS other noninterest income decreased $6.0 million, or 3%, in 2014, due to lower loan and banking service fees and treasury management fee income, partially offset by current-year gains from lease-related activities. C&IS other noninterest income in 2013 decreased $16.3 million, or 8%, from $193.6 million in 2012.

C&IS Net Interest Income

Net interest income increased $34.1 million, or 12%, in 2014 to $310.0 million from $275.9 million in 2013, due to higher levels of average earning assets, partially offset by a decline in the net interest margin. Average earning assets totaled $53.0 billion in the current year, an increase of $7.1 billion, or 16%, from $45.9 billion in the prior year. Average earning assets were primarily comprised of interest-bearing deposits with banks as well as loans and leases. Funding sources were primarily comprised of non-U.S.-office interest-bearing deposits. The C&IS net interest margin in 2014 was 0.58% compared to 0.60% in 2013 and 0.66% in 2012. The net interest margin decreases in 2014 and 2013 are primarily attributable to lower yields on earning assets, partially offset by lower deposit rates, both the result of the persistent low interest rate environment.

45 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

C&IS Provision for Credit Losses

The provision for credit losses was $5.8 million for 2014, primarily reflecting allowances established as a result of higher commercial and institutional loan volumes, partially offset by continued improvement in the credit quality of commercial and institutional loans. The provision for credit losses was negative $3.4 million for 2013 and negative $2.1 million in 2012, each reflecting improvement in loan portfolio credit quality as compared to the preceding year.

C&IS Noninterest Expense

Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $1.73 billion in 2014, an increase of $74.9 million, or 5%, from $1.66 billion in 2013. Results for 2014 include $24.8 million of charges relating to severance activities and reductions in office space and write-offs of replaced or eliminated software, while the prior year included the $19.2 million legal settlement charge. Excluding these charges and write-offs, C&IS noninterest expense increased $69.3 million, or 4%, resulting from higher indirect expense allocations and compensation expense in 2014. Noninterest expense in 2013 increased $58.0 million, or 4%, from $1.60 billion in 2012, and included the 2013 legal settlement charge and higher indirect expense allocations and compensation and outside services expense.

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

The following table summarizes the results of operations of Wealth Management for the years ended December 31, 2014, 2013, and 2012 on a management-reporting basis.

TABLE 18: WEALTH MANAGEMENT RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$1,248.8	$1,166.0	$1,071.4	7%	9%
Foreign Exchange Trading Income	9.7	5.6	12.6	73	(56)
Other Noninterest Income	98.3	116.7	93.6	(16)	25
Net Interest Income (FTE) (Note)	536.1	557.7	629.9	(4)	(11)
Revenue (FTE) (Note)	1,892.9	1,846.0	1,807.5	3	2
Provision for Credit Losses	0.2	23.4	27.1	(99)	(14)
Noninterest Expense	1,268.7	1,215.0	1,182.3	4	3
Income before Income Taxes (Note)	624.0	607.6	598.1	3	2
Provision for Income Taxes (Note)	234.8	229.2	226.4	2	1
Net Income	389.2	$378.4	$371.7	3%	2%
Percentage of Consolidated Net Income	48%	52%	54%
Average Assets	$23,629.3	$22,887.6	$23,917.9	3%	(4)%

46 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Stated on an FTE basis.

Wealth Management net income increased 3% in 2014, primarily as a result of increased trust, investment and other servicing fees, partially offset by lower other noninterest and net interest income and higher noninterest expense. The 4% increase in noninterest expense in 2014 is primarily due to increased indirect expense allocations and compensation expense as compared to 2013. The 2% increase in Wealth Management net income in 2013 from 2012 is primarily attributable to higher revenue, partially offset by higher noninterest expense.

Wealth Management Trust, Investment and Other Servicing Fees

Provided below is a summary of Wealth Management trust, investment and other servicing fees and assets under custody and under management.

TABLE 19: WEALTH MANAGEMENT TRUST, INVESTMENT AND OTHER SERVICING FEES

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
(In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Central	$509.1	$470.0	$435.8	8%	8%
East	325.3	303.4	279.8	7	8
West	262.5	241.5	228.1	9	6
Global Family Office	151.9	151.1	127.7	1	18
Total Trust, Investment and Other Servicing Fees	$1,248.8	$1,166.0	$1,071.4	7%	9%

2014 WEALTH MANAGEMENT TRUST, INVESTMENT AND OTHER SERVICING FEES

TABLE 20: WEALTH MANAGEMENT ASSETS UNDER CUSTODY

	DECEMBER 31,			CHANGE
(In Billions)	2014	2013	2012	2014 / 2013	2013 / 2012
Global Family Office	$324.0	$314.9	$270.4	3%	16%
Central	85.7	79.4	71.9	8	10
East	58.5	57.3	63.9	2	(10)
West	47.5	44.4	40.1	7	11
Total Assets Under Custody	$515.7	$496.0	$446.3	4%	11%

2014 WEALTH MANAGEMENT ASSETS UNDER CUSTODY

47 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

	DECEMBER 31,			CHANGE
(In Billions)	2014	2013	2012	2014 / 2013	2013 / 2012
Central	$83.4	$86.2	$75.0	(3)%	15%
Global Family Office	57.0	53.9	41.8	6	29
East	47.4	47.2	49.5	N/M	(5)
West	36.7	34.5	31.4	6	10
Total Assets Under Management	$224.5	$221.8	$197.7	1%	12%

2014 WEALTH MANAGEMENT ASSETS UNDER MANAGEMENT

The Wealth Management regions shown above are comprised of the following: Central includes Illinois, Michigan, Minnesota, Missouri, Ohio and Wisconsin; East includes Connecticut, Delaware, Florida, Georgia, Massachusetts, New York and Washington, D.C.; West includes Arizona, California, Colorado, Nevada, Texas and Washington. Global Family Office provides specialized asset management, investment consulting, global custody, fiduciary, and private banking services to ultra-wealthy domestic and international clients.

Wealth Management fee income is calculated primarily based on market values. Wealth Management trust, investment and other servicing fees were $1.25 billion in 2014, up $82.8 million, or 7%, from $1.17 billion in 2013, which in turn was up $94.6 million, or 9%, from $1.07 billion in 2012. The results in 2014 benefitted from higher equity markets and new business, partially offset by higher waived fees in money market mutual funds. Wealth Management money market mutual fund fee waivers totaled $66.6 million and $59.6 million in 2014 and 2013, respectively. The 9% increase in trust, investment and other servicing fees in 2013 compared to 2012 was attributable to new business and higher equity markets, partially offset by higher waived fees in money market mutual funds as compared to 2012.

At December 31, 2014, assets under custody in Wealth Management were $515.7 billion compared with $496.0 billion at December 31, 2013. Assets under management were $224.5 billion at December 31, 2014 compared to $221.8 billion at the previous year end.

Wealth Management Foreign Exchange Trading Income

Foreign exchange trading income totaled $9.7 million in 2014, up $4.1 million from $5.6 million in 2013, primarily due to increased client activity in 2014. Foreign exchange trading income of $5.6 million in 2013 was $7.0 million lower than $12.6 million in 2012.

Wealth Management Other Noninterest Income

Other noninterest income for 2014 totaled $98.3 million, a decrease of $18.4 million, or 16%, from $116.7 million in 2013. Noninterest income in 2013 included the $32.6 million pre-tax gain on the sale of an office building property and a $5.8 million reduction in connection with the write-off of certain fee receivables. Excluding these prior-year items, other noninterest income increased $8.4 million, or 9%, primarily due to higher income associated with a third-party servicing fee agreement modified in 2014. Other noninterest income in 2013 increased $23.1 million, or 25%, as compared to 2012, due to the 2013 gain on the sale of an office building property, partially offset by lower banking and credit related service fees.

48 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wealth Management Net Interest Income

Net interest income was $536.1 million for 2014, down $21.6 million, or 4%, from $557.7 million in 2013, primarily reflecting a decline in the net interest margin, partially offset by higher levels of average earning assets. The Wealth Management net interest margin in 2014 decreased to 2.32% from 2.46% in 2013, resulting from lower yields on earning assets, partially offset by lower deposit rates, each reflecting the persistent low interest rate environment. Average earning assets totaled $23.1 billion in the current year, a 2% increase from $22.6 billion in the prior year. Net interest income in 2013 declined $72.2 million, or 11%, from 2012 and the net interest margin in 2013 of 2.46% was down from the 2012 margin of 2.67%. The lower net interest margin in 2013 as compared to 2012 was attributable to lower yields on earning assets, partially offset by lower deposit rates. Earning assets and funding sources in both 2014 and 2013 were primarily comprised of loans and domestic interest-bearing deposits, respectively.

Wealth Management Provision for Credit Losses

The provision for credit losses totaled $0.2 million for 2014, compared with $23.4 million in 2013, and $27.1 million in 2012. The 2014 provision primarily reflected improvement in the credit quality of commercial real estate and residential real estate loan classes. The 2013 provision reflected improvement in the credit quality of the commercial and institutional and commercial real estate loan classes as compared to 2012, but weakness in the credit quality of the residential real estate loan class. For further discussion of the allowance and provision for credit losses refer to the “Asset Quality” section.

Wealth Management Noninterest Expense

Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support, and indirect expense allocations for certain corporate support services, totaled $1.27 billion, an increase of $53.7 million, or 4%, from $1.22 billion in the prior year. Noninterest expense in 2014 included $18.1 million of charges relating to severance activities and reductions in office space and write-offs of replaced or eliminated software. Excluding these charges, noninterest expense increased $35.6 million, or 3%, in 2014, primarily due to higher indirect expense allocations and compensation expense. Noninterest expense for 2013 was 3% higher than 2012, also primarily due to higher indirect expense allocations and compensation expense.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank. Treasury and Other also includes certain corporate-based expense, executive level compensation and nonrecurring items not allocated to the reporting segments.

The following table summarizes the results of operations of Treasury and Other for the years ended December 31, 2014, 2013, and 2012 on a management-reporting basis.

TABLE 22: TREASURY AND OTHER RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Noninterest Income	$6.6	$8.0	$7.0	(17)%	14%
Net Interest Income (FTE) (Note)	188.8	132.0	121.1	43	9
Revenue (FTE) (Note)	195.4	140.0	128.1	40	9
Noninterest Expense	133.5	120.9	96.6	10	25
Income before Income Taxes (Note)	61.9	19.1	31.5	224	(39)
Provision for Income Taxes (Note)	23.6	1.9	5.1	N/M	(63)
Net Income	$38.3	$17.2	$26.4	123%	(35)%
Percentage of Consolidated Net Income	5%	2%	4%
Average Assets	$20,991.3	$18,661.9	$19,153.6	12%	(3)%

Note: Stated on an FTE basis.

49 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Treasury and Other noninterest income in 2014 was $6.6 million compared to $8.0 million in 2013, and included $4.2 million of OTTI charges related to certain CRA-eligible securities. Excluding these charges, Treasury and Other noninterest income increased 35% from 2013, primarily attributable to gains from currency-related hedging activities in 2014. Noninterest income in 2013 increased 14% from 2012 and included higher security commissions and trading income as compared to 2012. Other noninterest income in 2012 included a $5.3 million hedge-related gain, as well as credit-related OTTI losses of $3.3 million.

Treasury and Other net interest income in 2014 was $188.8 million, up $56.8 million, or 43%, from $132.0 million in 2013. The increase is primarily due to higher internal yields on funds provided to reporting segments in the current year. Net interest income in 2013 increased $10.9 million, or 9%, from $121.1 million in 2012, primarily due to higher internal yields on funds provided to business units in 2013.

Treasury and Other noninterest expense in 2014 equaled $133.5 million, up $12.6 million, or 10%, from $120.9 million in 2013, and included $4.6 million of severance-related charges. Excluding these charges, the $8.0 million, or 7%, increase is primarily attributable to higher general overhead costs, including compensation and regulatory costs, and higher allocated expense from the corporate support functions.

Asset Management

Asset Management, through the Corporation’s various subsidiaries, supports the C&IS and Wealth Management reporting segments by providing a broad range of asset management and related services and other products to clients around the world. Investment solutions are delivered through separately managed accounts, bank common and collective funds, registered investment companies, exchange traded funds, non-U.S. collective investment funds, and unregistered private investment funds. Asset Management’s capabilities include active, passive and engineered equity; active and passive fixed income; cash management; alternative asset classes (such as private equity and hedge funds of funds); and multi-manager advisory services and products. Asset Management’s activities also include overlay services and other risk management services. Asset Management operates internationally through subsidiaries and distribution arrangements and its revenue and expense are allocated fully to C&IS and Wealth Management.

At year-end 2014, Northern Trust managed $934.1 billion in assets for personal and institutional clients, including $709.6 billion for C&IS clients and $224.5 billion for Wealth Management clients. Assets under management increased $49.6 billion, or 6%, from $884.5 billion at year-end 2013. The following table presents consolidated assets under management as of December 31, 2014, 2013 and 2012 by investment type.

TABLE 23: CONSOLIDATED ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE

	DECEMBER 31,			CHANGE
($ In Millions)	2014	2013	2012	2014 / 2013	2013 / 2012
Equities	$485.7	$477.2	$362.4	2%	32%
Fixed Income Securities	162.2	146.7	146.7	11	–
Cash and Other Assets	169.9	158.2	161.8	7	(2)
Securities Lending Collateral	116.3	102.4	88.0	14	16
Total Assets under Management	$934.1	$884.5	$758.9	6%	17%

The 6% increase in consolidated assets under management from $884.5 billion as of December 31, 2013, to $934.1 billion as of December 31, 2014, primarily reflected higher equity and bond markets and net new business from institutional clients, primarily in fixed income and cash.

50 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET MANAGEMENT

2014 ASSETS UNDER MANAGEMENT OF $934.1 BILLION

BY INVESTMENT TYPE	BY CLIENT SEGMENT
BY MANAGEMENT STYLE

ASSET QUALITY

Securities Portfolio

The following table presents the book values of Northern Trust’s held to maturity and available for sale investment securities by type as of December 31, 2014, 2013 and 2012.

TABLE 24: SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE	DECEMBER 31,
(In Millions)	2014	2013	2012
Securities Held to Maturity
Obligations of States and Political Subdivisions	$121.9	$225.2	$329.3
Government Sponsored Agency	18.4	35.9	112.9
Other	4,030.5	2,064.7	1,939.8
Total Securities Held to Maturity	$4,170.8	$2,325.8	$2,382.0
Securities Available for Sale
U.S. Government	$4,506.9	$1,917.9	$1,784.6
Obligations of States and Political Subdivisions	4.6	4.6	14.1
Government Sponsored Agency	16,389.2	17,528.0	18,638.8
Asset-Backed	2,327.7	2,439.9	2,375.9
Auction Rate	18.1	98.9	97.8
Other	6,312.0	6,403.5	5,732.3
Total Securities Available for Sale	$29,558.5	$28,392.8	$28,643.5
Average Total Securities	$33,445.9	$30,819.9	$30,893.8
Total Securities at Year-End	$33,734.0	$30,720.3	$31,033.5

Northern Trust maintains a high quality securities portfolio, with 85% of the combined available for sale, held to maturity, and trading account portfolios at December 31, 2014 composed of U.S. Treasury and government sponsored agency securities and triple-A rated corporate debt, covered bonds, asset-backed securities, supranational, sovereign & non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was composed of corporate

51 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

debt, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 6% were rated double-A, 3% were rated below double-A, and 6% were not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

At December 31, 2014, 39% of corporate debt was rated triple-A, 27% was rated double-A, and 34% was rated below double-A. Residential mortgage-backed securities had a total amortized cost and fair value of $6.9 million and $6.4 million, respectively, and were comprised primarily of subprime, prime, and Alt-A securities. Securities classified as “other asset-backed” at December 31, 2014 had average lives of less than 5 years, and 100% were rated triple-A.

Unrealized losses within the investment securities portfolio at December 31, 2014 were $87.6 million as compared to $180.4 million at December 31, 2013, primarily reflecting widened credit spreads and higher market rates of government-sponsored agency and corporate debt securities since purchase; 40% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. There were $4.2 million and $3.3 million of losses recognized in 2014 and 2012, respectively, in connection with the write-down of securities determined to be other-than-temporarily impaired. No OTTI losses were recognized in 2013.

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

Loans and Leases

The following table presents the amounts outstanding of for loans and leases by segment and class as of December 31, 2014, and the preceding four years.

TABLE 25: COMPOSITION OF LOAN PORTFOLIO	DECEMBER 31,
(In Millions)	2014	2013	2012	2011	2010
Commercial
Commercial and Institutional	$8,381.9	$7,375.8	$7,468.5	$6,918.7	$5,914.5
Commercial Real Estate	3,333.3	2,955.8	2,859.8	2,981.7	3,242.4
Lease Financing, net	916.3	975.1	1,035.0	978.8	1,063.7
Non-U.S.	1,530.6	954.7	1,192.3	1,057.5	1,046.2
Other	191.5	358.6	341.6	417.6	346.6
Total Commercial	$14,353.6	$12,620.0	$12,897.2	$12,354.3	$11,613.4
Personal
Residential Real Estate	$9,782.6	$10,271.3	$10,375.2	$10,708.9	$10,854.9
Private Client	7,466.9	6,445.6	6,130.1	5,651.4	5,423.7
Other	37.1	48.6	102.0	349.3	240.0
Total Personal	$17,286.6	$16,765.5	$16,607.3	$16,709.6	$16,518.6
Total Loans and Leases	$31,640.2	$29,385.5	$29,504.5	$29,063.9	$28,132.0

Residential Real Estate

The residential real estate loan portfolio is primarily composed of mortgages and home equity credit lines provided as an accommodation to clients. Residential real estate loans totaled $9.8 billion at December 31, 2014, or 32% of total U.S. loans, compared with $10.3 billion, or 36% of total U.S. loans at December 31, 2013. All residential real estate loans are underwritten utilizing Northern Trust’s credit policies, which do not support the origination of loan types generally considered to be of high risk in nature, such as option ARM loans, subprime loans, loans with initial “teaser” rates, and loans with excessively high loan-to-value ratios. Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally

52 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

require a loan-to-collateral value of no more than 65% to 80% at inception. Revaluations of supporting collateral for residential real estate loans are obtained upon refinancing or default or when otherwise considered warranted. Residential real estate collateral revaluations are performed by independent third parties.

Of the total $9.8 billion in residential real estate loans at December 31, 2014, $3.0 billion were in the greater Chicago area, $2.2 billion were in Florida, and $1.6 billion were in California, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $1.6 billion and $1.7 billion at December 31, 2014, and 2013, respectively.

Commercial Real Estate

In managing its credit exposure, management has defined a commercial real estate loan as one where: (1) the borrower’s principal business activity is the acquisition or the development of real estate for commercial purposes; (2) the principal collateral is real estate held for commercial purposes, and loan repayment is expected to flow from the operation of the property; or (3) the loan repayment is expected to flow from the sale or refinance of real estate as a normal and ongoing part of the business. Unsecured lines of credit to firms or individuals engaged in commercial real estate endeavors are included without regard to the use of loan proceeds. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended primarily to highly experienced developers and/or investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required.

Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the Illinois, Florida, California, Texas, and Arizona markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.

The table below provides additional detail regarding commercial real estate loan types:

TABLE 26: COMMERCIAL REAL ESTATE LOANS	DECEMBER 31,
(In Millions)	2014	2013
Commercial Mortgages:
Apartment/Multi-family	$728.7	$616.2
Office	735.5	686.0
Retail	854.1	768.0
Industrial / Warehouse	323.7	318.6
Other	125.7	110.6
Total Commercial Mortgages	2,767.7	2,499.4
Construction, Acquisition and Development Loans	256.8	254.2
Single Family Investment	121.3	110.0
Other Commercial Real Estate Related	187.5	92.2
Total Commercial Real Estate Loans	$3,333.3	$2,955.8

At December 31, 2014, legally binding commitments to extend credit and standby letters of credit to commercial real estate borrowers totaled $556.1 million and $110.7 million, respectively. At December 31, 2013, legally binding commitments and standby letters of credit totaled $448.2 million and $97.1 million, respectively.

Nonperforming Assets and 90 Days Past Due Loans

Nonperforming assets consist of nonperforming loans and other real estate owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans. Loans that are delinquent 90 days or more and still

53 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accruing interest can fluctuate widely at any reporting period based on the timing of cash collections, renegotiations and renewals. The following table presents nonperforming assets and loans that were delinquent 90 days or more and still accruing at December 31, 2014 and each of the prior four year ends.

TABLE 27: NONPERFORMING ASSETS	DECEMBER 31,
(In Millions)	2014		2013		2012		2011		2010
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$15.0		$23.1		$21.6		$31.3		$58.0
Commercial Real Estate	37.1		49.2		56.4		79.5		116.4
Total Commercial	52.1		72.3		78.0		110.8		174.4
Personal
Residential Real Estate	$162.4		$189.1		$174.6		$177.6		$153.3
Private Client	1.2		1.4		2.2		5.3		5.3
Total Personal	163.6		190.5		176.8		182.9		158.6
Total Nonperforming Loans and Leases	215.7		262.8		254.8		293.7		333.0
Other Real Estate Owned	16.6		11.9		20.3		21.2		45.5
Total Nonperforming Assets	$232.3		$274.7		$275.1		$314.9		$378.5
90 Day Past Due Loans Still Accruing	$22.7		$16.4		$19.0		$13.1		$13.0
Nonperforming Loans and Leases to Total Loans and Leases	0.68%		0.89%		0.86%		1.01%		1.18%
Allowance for Credit Losses Assigned to Loans and Leases to Nonperforming Loans and Leases	1.2	x	1.1	x	1.2	x	1.0	x	1.0	x

Nonperforming assets of $232.3 million as of December 31, 2014, reflect improved credit quality from the prior year, though they remain elevated from levels preceding the economic downturn of 2008 and its impact on residential property valuations and general economic conditions. The December 31, 2014, loan portfolio reflected improvement in the credit quality of the residential real estate, commercial and institutional and commercial real estate loan classes. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

Allowance and Provision for Credit Losses

TABLE 28: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES
(In Millions)	2014	2013	2012
Balance at January 1	$307.9	$327.6	$328.9
Charge-Offs	(36.1)	(59.3)	(63.0)
Recoveries	18.1	19.6	36.7
Net Charge-Offs	(18.0)	(39.7)	(26.3)
Provision for Credit Losses	6.0	20.0	25.0
Balance at December 31	$295.9	$307.9	$327.6

The provision for credit losses is the charge to current period earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain the allowance for credit losses at an appropriate level to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, undrawn commitments, and standby letters of credit (inherent loss component).

54 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the specific portion of the allowance and the allocated inherent portion of the allowance and its components by loan category at December 31, 2014, and at each of the prior four year-ends.

TABLE 29: ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	DECEMBER 31,
	2014		2013		2012		2011		2010
($ In Millions)	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS	ALLOWANCE AMOUNT	PERCENT OF LOANS TO TOTAL LOANS
Specific Allowance	$21.1	–%	$24.9	–%	$32.5	–%	$47.3	–%	$63.7	–%
Allocated Inherent Allowance
Commercial
Commercial and Institutional	73.0	26	67.5	25	79.2	25	90.0	24	113.6	21
Commercial Real Estate	69.4	10	71.5	10	80.6	10	77.1	10	76.7	11
Lease Financing, net	3.6	3	4.2	3	5.5	4	1.8	3	1.3	4
Non-U.S.	3.3	5	2.1	3	3.4	4	4.7	4	3.8	4
Other	–	1	–	2	–	1	–	1	–	1
Total Commercial	149.3	45	145.3	43	168.7	44	173.6	42	195.4	41
Personal
Residential Real Estate	107.7	31	118.7	35	110.9	35	92.0	37	81.6	39
Private Client	17.8	24	19.0	22	15.5	21	16.0	20	16.6	19
Other	–	–	–	–	–	–	–	1	–	1
Total Personal	125.5	55	137.7	57	126.4	56	108.0	58	98.2	59
Total Allocated Inherent Allowance	$274.8	100%	$283.0	100%	$295.1	100%	$281.6	100%	$293.6	100%
Total Allowance for Credit Losses	$295.9	100%	$307.9	100%	$327.6	100%	$328.9	100%	$357.3	100%
Allowance Assigned to:
Loans and Leases	$267.0		$278.1		$297.9		$294.8		$319.6
Undrawn Commitments and Standby Letters of Credit	28.9		29.8		29.7		34.1		37.7
Total Allowance for Credit Losses	$295.9		$307.9		$327.6		$328.9		$357.3
Allowance Assigned to Loans and Leases to Total Loans and Leases	0.84%		0.95%		1.01%		1.01%		1.14%

Specific Component of the Allowance: The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay.

At December 31, 2014, the specific allowance component amounted to $21.1 million compared with $24.9 million at the end of 2013. The $3.8 million decrease is primarily attributable to a decrease in nonperforming loans attributable to restructurings and pay-offs as a result of improvement in commercial and institutional, commercial real estate and residential real estate loans, partially offset by additional allowances provided for new and existing nonperforming loans.

The decrease in the specific component of the allowance from $32.5 million in 2012 to $24.9 million in 2013 was primarily attributable to charge-offs and pay-offs, partially offset by additional allowances provided for new and existing nonperforming loans.

Inherent Component of the Allowance: The inherent component of the allowance addresses exposure relating to probable but unidentified credit-related losses. The amount of the inherent loss allowance is based on factors which incorporate management’s evaluation of historical charge-off experience and various qualitative factors such as management’s evaluation of economic and business conditions and changes in the character and size of the loan portfolio.

55 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The historical charge-off experience for each loan category is based on data from the current and preceding three years. Qualitative factors reviewed by management include changes in asset quality metrics, the nature and volume of the portfolio, economic and business conditions, and collateral valuations such as property values, as well as other pertinent information. Changes in collateral values, delinquency ratios, portfolio volume and concentration, and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative allowance factors that are applied in the determination of inherent allowance requirements.

The inherent component of the allowance also covers the credit exposure associated with undrawn loan commitments and standby letters of credit. To estimate the allowance for credit losses on these instruments, management uses conversion rates to determine the estimated amount that will be drawn and assigns an allowance factor determined in accordance with the methodology utilized for outstanding loans.

The inherent portion of the allowance decreased $8.2 million to $274.8 million at December 31, 2014, compared with $283.0 million at December 31, 2013, which decreased $12.1 million from $295.1 million at December 31, 2012. The decrease in 2014 is primarily attributable to improvement in the credit quality of commercial real estate, residential real estate and commercial and institutional loans in certain markets, partially offset by additional allowances established for increased loan volumes in the commercial and institutional and commercial real estate loan classes. The decrease in 2013 reflected improvement in the credit quality of commercial and institutional and commercial real estate loans in certain markets as compared to 2012.

Overall Allowance: The evaluation of the factors above resulted in a total allowance for credit losses of $295.9 million at December 31, 2014, compared with $307.9 million at the end of 2013. The allowance of $267.0 million assigned to loans and leases, as a percentage of total loans and leases, was 0.84% at December 31, 2014, down from a $278.1 million allowance, representing 0.95% of total loans and leases, at December 31, 2013. Allowances assigned to undrawn loan commitments and standby letters of credit totaled $28.9 million and $29.8 million at December 31, 2014, and December 31, 2013, respectively, and are included in other liabilities in the consolidated balance sheet.

Provision: The provision for credit losses was $6.0 million and net charge-offs totaled $18.0 million in 2014. This compares with a $20.0 million provision for credit losses and net charge-offs of $39.7 million in 2013, and a $25.0 million provision for credit losses and net charge-offs of $26.3 million in 2012.

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement or when its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring. As of December 31, 2014, impaired loans totaled $242.2 million and included $151.3 million of loans deemed troubled debt restructurings as compared to total impaired loans of $293.4 million at December 31, 2013, which included $162.5 million of loans deemed troubled debt restructurings. Impaired loans had $6.6 million and $10.4 million of the allowance for credit losses allocated to them at December 31, 2014, and December 31, 2013, respectively. Impaired loans are measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, dependent upon the level of certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards.

CRITICAL ACCOUNTING ESTIMATES

The use of estimates and assumptions is required in the preparation of financial statements in conformity with GAAP and actual results could differ from those estimates. The SEC has issued guidance relating to the disclosure of critical accounting estimates. Critical accounting estimates are those that require management to make subjective or complex judgments about the

56 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on Northern Trust’s future financial condition and results of operations.

For Northern Trust, accounting estimates that are viewed as critical are those relating to the allowance for credit losses, pension plan accounting, and OTTI of investment securities. Management has discussed the development and selection of each critical accounting estimate with the Audit Committee of the Board.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable losses which have occurred as of the date of the consolidated financial statements. The loan and lease portfolio and other lending-related credit exposures are regularly reviewed to evaluate the level of the allowance for credit losses. In determining an appropriate allowance level, Northern Trust evaluates the allowance necessary for impaired loans and lending-related commitments and also estimates losses inherent in other lending-related credit exposures.

The allowance for credit losses consists of the following components:

Specific Allowance: The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value, and other factors that may impact the borrower’s ability to pay. For impaired loans where the amount of specific allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.

Inherent Allowance: The amount of inherent allowance is based on factors which incorporate management’s evaluation of historical charge-off experience and various qualitative factors such as management’s evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Factors are applied to loan and lease credit exposures aggregated by shared risk characteristics and are reviewed quarterly by Northern Trust’s Loan Loss Reserve Committee which includes representatives from Credit Risk Management, the reporting segments and Corporate Financial Management.

The quarterly analysis of the specific and inherent allowance components and the control process maintained by Credit Risk Management and the lending staff, as described in the “Asset Quality” section, are the principal methods relied upon by management for the timely identification of, and adjustment for, changes in estimated credit loss levels. In addition to Northern Trust’s own experience, management also considers regulatory guidance. Control processes and analyses employed to determine an appropriate level of allowance for credit losses are reviewed on at least an annual basis and modified as considered appropriate.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance. Determinations as to whether loan balances for which the collectability is in question are charged-off or a specific reserve is established based on management’s assessment as to the level of certainty regarding the amount of loss. The provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance for credit losses to the level deemed to be appropriate through the above process. Actual losses may vary from current estimates and the amount of the provision for credit losses may be either greater than or less than actual net charge-offs.

Management’s estimates utilized in establishing an appropriate level of allowance for credit losses are not dependent on any single assumption. Management evaluates numerous variables, many of which are interrelated or dependent on other assumptions and estimates, in determining an appropriate allowance level. Due to the inherent imprecision in accounting estimates, other estimates or assumptions could reasonably have been used in 2014 and changes in estimates are reasonably likely to occur from period to period.

Additionally, as an integral part of their examination process, various federal and state regulatory agencies also review the allowance for credit losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the

57 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

time of their examination. However, management believes that the allowance for credit losses adequately addresses these uncertainties and has been established at an appropriate level to cover probable losses which have occurred as of the date of the consolidated financial statements.

Pension Plan Accounting

Northern Trust maintains a noncontributory defined benefit pension plan covering substantially all U.S. employees (the Qualified Plan) and a U.S. noncontributory supplemental pension plan (the Nonqualified Plan). Certain European-based employees also retain benefits in local defined benefit pension plans which are closed to new employees and to future benefit accruals. Measuring cost and reporting liabilities resulting from defined benefit pension plans requires the use of several assumptions regarding future interest rates, asset returns, compensation increases, mortality rates, and other actuarial-based projections relating to the plans. Due to the long-term nature of this obligation and the estimates that are required to be made, the assumptions used in determining the periodic pension expense and the projected pension obligation are closely monitored and reviewed annually for adjustments that may be required. Pension accounting guidance requires that differences between estimates and actual experience be recognized as other comprehensive income in the period in which they occur. The differences are amortized into net periodic pension expense from accumulated other comprehensive income over the future working lifetime of eligible participants. As a result, differences between the estimates made in the calculation of periodic pension expense and the projected pension obligation and actual experience affect stockholders’ equity in the period in which they occur but continue to be recognized as expense systematically and gradually over subsequent periods.

Northern Trust recognizes the significant impact that these pension-related assumptions have on the determination of the pension obligations and related expense and has established procedures for monitoring and setting these assumptions each year. These procedures include an annual review of actual demographic and investment experience with the pension plans’ actuaries. In addition to actual experience, adjustments to these assumptions consider observable yields on fixed income securities, known compensation trends and policies, as well as economic conditions and investment strategies that may impact the estimated long-term rate of return on plan assets.

In determining the pension expense for the U.S. plans in 2014, Northern Trust utilized a discount rate of 5.00% for both the Qualified Plan and the Nonqualified Plan. The rate of increase in the compensation level is based on a sliding scale that averaged 4.25%. The expected long-term rate of return on Qualified Plan assets was 7.75%.

In evaluating possible revisions to pension-related assumptions for the U.S. plans as of Northern Trust’s December 31, 2014, measurement date, the following were considered:

•

Discount Rate: Northern Trust estimates the discount rate for its U.S. pension plans by applying the projected cash flows for future benefit payments to several published discount rate yield curves as of the measurement date. These yield curves are composed of individual zero-coupon interest rates for 60 different time periods over a 30-year time horizon. Zero-coupon rates utilized by the yield curves are mathematically derived from observable market yields for AA-rated corporate bonds. The yield curve models referenced by Northern Trust in establishing the discount rate supported a rate between 3.94% and 4.29%, with an average decrease of 90 basis points over the prior year. As such, Northern Trust decreased the discount rate for the Qualified and Nonqualified plans from 5.00% for December 31, 2013, to 4.25% for December 31, 2014.

•	Compensation Level: Based on a review of actual and anticipated salary experience, the compensation scale assumption is based on a sliding scale that averages 4.25%.
•

Rate of Return on Plan Assets: The expected return on plan assets is based on an estimate of the long-term (30 years) rate of return on plan assets, which is determined using a building block approach that considers the current asset mix and estimates of return by asset class based on historical experience, giving proper consideration to diversification and rebalancing. Current market factors such as inflation and interest rates are also evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness. As a result of these analyses, Northern Trust’s rate of return assumption decreased from 7.75% for 2014 to 7.25% for 2015.

•

Mortality Table: Northern Trust uses the mortality table proposed by the U.S. Treasury for use in accordance with the provisions of the Pension Protection Act of 2006 (PPA) for both pre- and post-retirement mortality assumptions. For

58 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2014, Northern Trust changed from the RP-2000 mortality table with improvement scale AA to the RP-2014 mortality table with improvement scale MP-2014 released by the Society of Actuaries in October 2014. The updated mortality table and improvement scale apply to annuity payments only and reflect greater projected improvements in life expectancy. Mortality assumptions on lump sum payments remain static and continue to be in line with the IRS prescribed table for minimum lump sums in 2015.

In order to illustrate the sensitivity of these assumptions on the expected Qualified Plan periodic pension expense in 2015 and the projected benefit obligation, the following table is presented to show the effect of increasing or decreasing each of these assumptions by 25 basis points.

TABLE 30: SENSITIVITY OF QUALIFIED PENSION PLAN ASSUMPTIONS
(In Millions)	25 BASIS POINT INCREASE	25 BASIS POINT DECREASE
Increase (Decrease) in 2015 Pension Expense
Discount Rate Change	(4.1)	4.3
Compensation Level Change	1.4	(1.4)
Rate of Return on Plan Assets Change	(3.3)	3.3
Increase (Decrease) in 2014 Projected Benefit Obligation
Discount Rate Change	(45.7)	48.4
Compensation Level Change	4.6	(4.5)

Pension Contributions: The deduction limits specified by the Internal Revenue Code for contributions made by sponsors of defined benefit pension plans are based on a “Target Liability” under the provisions of the PPA. There were no contributions to the Qualified Plan in 2014 and 2013 due to strong asset performance over the past few years. The minimum required contribution to the Qualified Plan is expected to be zero in 2015 and for several years thereafter. The maximum deductible contribution is estimated at $150.0 million for 2015.

Other-Than-Temporary Impairment of Investment Securities

Under GAAP, companies are required to perform periodic reviews of securities with unrealized losses to determine whether the declines in value are considered other-than-temporary. For available-for-sale and held-to-maturity securities that management has no intent to sell, and believes it more-likely-than-not that it will not be required to sell, prior to recovery, the consolidated statement of income reflects only the credit loss component of an impairment, while the remainder of the fair value loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal not expected to be received over the remaining term of the security as projected. For debt securities that Northern Trust intends to sell, or would more-likely-than-not be required to sell, before the expected recovery of the amortized cost basis, the full impairment (that is, the difference between the security’s amortized cost basis and fair value) is recognized in earnings. The application of significant judgment is required in determining the assumptions used in assessing whether an OTTI exists and, if so, in the calculation of the credit loss component of the OTTI. Assumptions used in this process are inherently subject to change in future periods. Different judgments or subsequent changes in estimates could result in materially different impairment loss recognition.

Northern Trust conducts security impairment reviews quarterly to identify and evaluate those securities within its investment portfolio that have indications of possible OTTI. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is other-than-temporary include, but are not limited to, the length of time the security has been impaired; the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that it will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis.

59 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit-related losses recognized in 2014 and 2012 in connection with the write-down of securities totaled $4.2 million and $3.3 million, respectively. There were no credit-related losses recognized in 2013. Additional OTTI may occur in future periods as a result of market and economic conditions.

FAIR VALUE MEASUREMENTS

The preparation of financial statements in conformity with GAAP requires certain assets and liabilities to be reported at fair value. As of December 31, 2014, approximately 29% of Northern Trust’s total assets and approximately 1% of its total liabilities were carried on the consolidated balance sheet at fair value. As discussed more fully in Note 3 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” GAAP requires entities to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). Approximately 14% of Northern Trust’s assets carried at fair value is classified as Level 1; Northern Trust typically does not hold equity securities or other instruments that are actively traded on an exchange.

Approximately 86% of Northern Trust’s assets and 100% of its liabilities carried at fair value are categorized as Level 2, as they are valued using models in which all significant inputs are observable in active markets. Investment securities classified as available for sale make up 91.7% of Level 2 assets with the remaining 8.3% primarily consisting of derivative financial instruments. Level 2 liabilities are comprised solely of derivative financial instruments.

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Northern Trust has a well-established process to validate prices received from pricing vendors as discussed more fully in Note 3 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

As of December 31, 2014, all derivative assets and liabilities were classified in Level 2 and approximately 97%, measured on a notional value basis, related to client-related and trading activities, predominantly consisting of foreign exchange contracts. Derivative instruments are valued internally using widely accepted income-based models that incorporate inputs readily observable in actively quoted markets and reflect contractual terms of contracts. Northern Trust evaluated the impact of counterparty credit risk and its own credit risk on the valuation of derivative instruments. Factors considered included the likelihood of default by Northern Trust and its counterparties, the remaining maturities of the instruments, net exposures after giving effect to master netting agreements, available collateral, and other credit enhancements in determining the appropriate fair value of derivative instruments. The resulting valuation adjustments are not considered material.

As of December 31, 2014, the fair value of Northern Trust’s Level 3 assets were $18.1 million and represented approximately 0.1% of assets carried at fair value. Level 3 assets consist of auction rate securities purchased from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. As of December 31, 2014, Northern Trust had no Level 3 liabilities.

While Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.

IMPLEMENTATION OF ACCOUNTING STANDARDS

Information related to recent accounting pronouncements is contained in Note 2 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

60 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES

Proposed significant capital expenditures are reviewed and approved by Northern Trust’s senior management and, where appropriate, by the Board. This process is designed to assure that the major projects to which Northern Trust commits its resources produce benefits compatible with its strategic goals.

Capital expenditures in 2014 included ongoing enhancements to Northern Trust’s software and hardware capabilities, the opening of new offices, and the expansion and renovation of several existing offices. Capital expenditures for 2014 totaled $409.5 million, of which $327.6 million was for software, $42.2 million was for computer hardware, $31.6 million was for building and leasehold improvements, and $8.1 million was for furnishings. These capital expenditures principally support and enhance Northern Trust’s investment management, asset servicing and asset management capabilities, as well as relationship management and client interaction. Additional capital expenditures planned for systems technology will result in future expense for the depreciation of hardware and amortization of software. Software amortization and depreciation on computer hardware and machinery are charged to equipment and software expense. Depreciation on building and leasehold improvements and on furnishings is charged to occupancy expense and equipment expense, respectively. Capital expenditures for 2013 totaled $384.9 million, of which $293.0 million was for software, $53.0 million was for computer hardware, $30.5 million was for building and leasehold improvements, and $8.4 million was for furnishings.

OFF-BALANCE-SHEET ARRANGEMENTS

Assets Under Custody and Assets Under Management

Northern Trust, in the normal course of business, holds assets under custody, management and servicing in a fiduciary or agency capacity for its clients. In accordance with GAAP, these assets are not assets of Northern Trust and are not included in its consolidated balance sheet.

Commitments, Letters of Credit and Securities Lent with Indemnification

Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the potential credit exposure should the instrument be drawn fully upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities. The following table provides details of Northern Trust’s off-balance-sheet financial instruments as of December 31, 2014, and 2013.

TABLE 31: SUMMARY OF OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS WITH CONTRACT AMOUNTS
	DECEMBER 31,
(In Millions)	2014	2013
Undrawn Commitments to Extend Credit
One Year and Less	$10,660.1	$9,336.1
Over One Year	24,467.5	22,838.7

Total	$35,127.6	$32,174.8

Standby Letters of Credit	$4,468.1	$4,451.1
Commercial Letters of Credit	20.8	24.8
Custody Securities Lent with Indemnification	98,113.9	82,673.9

Undrawn commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. The following table provides information about the industry sector and expiration dates of undrawn commitments to extend credit as of December 31, 2014.

61 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 32: UNDRAWN COMMITMENTS TO EXTEND CREDIT AT DECEMBER 31, 2014 BY INDUSTRY SECTOR

	COMMITMENT EXPIRATION
(In Millions)	TOTAL COMMITMENTS	ONE YEAR AND LESS	OVER ONE YEAR	OUTSTANDING LOANS
Commercial
Commercial and Institutional
Finance and Insurance	$4,031.5	$1,887.7	$2,143.8	$767.7
Holding Companies	24.6	16.1	8.5	62.8
Manufacturing	8,068.6	661.2	7,407.4	2,115.5
Mining	653.9	138.3	515.6	118.9
Public Administration	94.1	62.5	31.6	292.1
Retail Trade	1,092.8	169.5	923.3	232.6
Services	7,123.3	2,355.6	4,767.7	3,689.6
Transportation and Warehousing	426.1	35.3	390.8	308.7
Utilities	1,637.6	43.6	1,594.0	74.0
Wholesale Trade	806.0	85.0	721.0	561.5
Other Commercial	459.4	199.8	259.6	158.5

Commercial and Institutional (Note)	24,417.9	5,654.6	18,763.3	8,381.9
Commercial Real Estate	556.1	90.7	465.4	3,333.3
Lease Financing, net	–	–	–	916.3
Non-U.S.	1,309.5	820.5	489.0	1,530.6
Other	178.2	178.2	–	191.5

Total Commercial	26,461.7	6,744.0	19,717.7	14,353.6

Personal
Residential Real Estate	1,568.7	256.9	1,311.8	9,782.6
Private Client	7,062.7	3,624.7	3,438.0	7,466.9
Other	34.5	34.5	–	37.1

Total Personal	8,665.9	3,916.1	4,749.8	17,286.6

Total	35,127.6	10,660.1	24,467.5	31,640.2

Note: Commercial and institutional industry sector information is presented on the basis of the North American Industry Classification System (NAICS).

Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit of $4.5 billion at December 31, 2014, and 2013 include $221.4 million and $208.9 million, respectively, of standby letters of credit secured by cash deposits or participated to others. The weighted average maturity of standby letters of credit was 27 months and 25 months at December 31, 2014, and 2013, respectively.

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $98.1 billion and $82.7 billion at December 31, 2014, and 2013, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded at December 31, 2014, or 2013 related to these indemnifications.

Additional information about Northern Trust’s off-balance-sheet financial instruments is included in Note 27 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

62 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Tax Credit Structures. Northern Trust invests in qualified affordable housing projects and community development entities (collectively, community development projects) that are designed to generate a return primarily through the realization of tax credits. These community development projects are formed as limited partnerships and LLCs in which Northern Trust typically invests as a limited partner/investor member through equity contributions. The economic performance of the community development projects, which are VIEs, is subject to the performance of their underlying investments and their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any community development projects as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying investments or to affect their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.

Trust Preferred Securities. As discussed in further detail in Note 13 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” in 1997, Northern Trust issued Floating Rate Capital Securities, Series A and Series B, through statutory business trusts wholly-owned by the Corporation (NTC Capital I and NTC Capital II, respectively). The sole assets of the trusts are Subordinated Debentures of the Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. NTC Capital I and NTC Capital II are considered VIEs; however, as the sole asset of each trust is a receivable from the Corporation and proceeds to the Corporation from the receivable exceed the Corporation’s investment in the VIEs’ equity shares, the Corporation is not permitted to consolidate the trusts, even though the Corporation owns all of the voting equity shares of the trusts, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances.

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

63 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Risk Management

The objectives of liquidity risk management are to ensure that Northern Trust can meet its cash flow obligations under both normal and adverse economic conditions while maintaining its ability to capitalize on business opportunities in a timely and cost effective manner. Liquidity risk is the risk of not being able to raise sufficient funds to meet on- and off-balance sheet cash flow obligations when they are due and payable because of firm-specific or market-wide events.

Governance and Risk Management Framework

Northern Trust manages its liquidity under a global risk management framework, incorporating regional policies, limits and management when appropriate. Corporate liquidity policies, risk appetite and limits are reviewed and approved annually by the Board of Directors. In connection with the implementation of enhanced prudential standards in January 2015, the Board of Directors approved a new Liquidity Management Policy establishing the principles and guidelines for the Corporation to govern the processes and activities for the management of its liquidity position. The Business Risk Committee receives reports at least quarterly on the Corporation’s liquidity risk profile and liquidity risk tolerance. The Asset & Liability Management Policy Committee (ALCO) is responsible for recommending liquidity policies to the Board, establishing internal liquidity thresholds, assessing Northern Trust’s overall liquidity status, and reviewing reports, including liquidity stress test results, cash flows and other analyses on a regular basis. The Treasury department has the day-to-day responsibility for measuring, analyzing and managing liquidity risk within the thresholds and limits established by ALCO and the Board.

Northern Trust’s Global Liquidity Management framework focuses on five key areas – position management; liquidity analysis; contingency planning; peer group comparisons; and management reporting – while also providing for the review and management of the liquidity of the Corporation separate from that of the Bank. It is through this framework that management monitors its sources and uses of liquidity, evaluates their level of stability under various circumstances, plans for adverse situations, benchmarks itself against other banks, provides information to management, and complies with various U.S. and international regulations.

Position management includes daily monitoring of cash positions and anticipating future funding requirements given both internal and external events. As the Corporation’s principal subsidiary encompassing all of Northern Trust’s banking activities, the Bank centrally manages liquidity for all U.S. and international banking operations. Liquidity is provided by a variety of sources, including client deposits (institutional and personal) from our C&IS and Wealth Management businesses, wholesale funding from the capital markets, maturities of short-term investments, Federal Home Loan Bank advances, and unencumbered liquid assets that can be sold or pledged to secure additional funds. While management does not view central bank discount windows as primary sources of liquidity, at December 31, 2014, the Bank had over $25.5 billion of securities and loans readily available as collateral to support discount window borrowings. The Bank is also very active in the U.S. interbank funding market, providing an important source of additional liquidity and low-cost funds. Liquidity is used by a variety of activities, including client withdrawals, purchases of securities, net loan growth, and draws on commitments to extend credit. Northern Trust maintains a very liquid balance sheet, with cash and due from banks, deposits with the Federal Reserve and other central banks, short-term money market assets and investment securities in aggregate representing 64% of total assets as of December 31, 2014. The market value of unencumbered securities at the Bank, which include those placed at the Federal Reserve discount window, totaled $29.3 billion at December 31, 2014.

Liquidity analysis evaluates a bank’s ability to meet its cash flow obligations given a variety of possible internal and external events and under different economic conditions. Northern Trust uses liquidity analysis to support its contingent liquidity plans, size its liquidity buffer, gain insight into its liquidity position and strengthen its liquidity policies and practices. Liquidity analysis is performed using multiple independent scenarios, across major currencies, at a consolidated corporate level and for various international banking subsidiaries. These scenarios, which include both company specific and systemic events, analyze potential impacts on Northern Trust’s domestic and foreign deposit balances, wholesale funding sources, financial market access, external borrowing capacity and off-balance-sheet obligations. Results are reviewed by senior management and ALCO on a regular basis.

64 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another important area of Northern Trust’s liquidity risk management is the development and maintenance of its contingent liquidity plans. A contingent funding plan covering the Corporation, Bank and major subsidiaries is approved annually by the Business Risk Committee and regularly updated and tested. This plan, which can be activated in the event of an actual liquidity crisis, details organizational responsibilities and defines specific actions designed to ensure the proper maintenance of liquidity during periods of stress. In addition, international banking subsidiaries have individual contingent liquidity plans, which reflect the global plan.

Northern Trust also analyzes its liquidity profile against a peer group of large U.S. bank holding companies, including other major custody banks. This analysis provides management with benchmarking information, highlights industry trends, and supports the establishment of new policies and strategies.

Management regularly reviews various reports, analyses and other information depicting changes in Northern Trust’s liquidity mix and funding concentrations, overall financial market conditions and other internal and external liquidity metrics. Management uses this information to evaluate the overall status of Northern Trust’s liquidity position and anticipate potential events that could stress that position in the future. An overall Liquidity Status Level for Northern Trust, established and regularly reviewed by ALCO, is monitored on an ongoing basis by the Treasury department. Downgrades in liquidity status resulting from internal, external or industry-wide events, trigger specific pre-determined actions and limits designed to position Northern Trust to better respond to potential liquidity stresses.

Corporation Liquidity

The liquidity of the Corporation is managed separately from that of the Bank. The primary sources of cash for the Corporation are issuances of debt or equity, dividend payments from the Bank and interest earned on investment securities and money market assets. In 2014, the Corporation issued Series C Preferred Stock for net proceeds of $388.5 million, and received $300.0 million of dividends from the Bank. Dividends from the Bank are subject to certain restrictions, as discussed in further detail in Note 30 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.” The Corporation’s uses of cash consist mainly of dividend payments to the Corporation’s stockholders; the payment of principal and interest to note holders; repurchases of its common stock; and investments in, or loans, to its subsidiaries. The most significant uses of cash by the Corporation during 2014 were debt repayments of $500.0 million related to the May 2014 maturity of 4.63% fixed rate senior notes, $480.7 million of common stock repurchases and $302.9 million of common stock dividends.

The Corporation’s liquidity, defined as the amount of cash and highly marketable assets, was $869.4 million and $1.6 billion at December 31, 2014, and 2013, respectively. During, and at year-end, 2014 and 2013, these assets were comprised almost entirely of cash in a demand deposit account at the Bank or overnight money market placements, both of which were fully available to the Corporation to support its own cash flow requirements or those of its subsidiary companies, as needed. Average liquidity during 2014 and 2013 was $1.1 billion and $1.7 billion, respectively. The cash flows of the Corporation are shown in Note 33 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

65 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A significant source of liquidity for both the Corporation and the Bank is the ability to draw funding from capital markets globally. The credit ratings of the Corporation and the Bank as of December 31, 2014, provided below, allow Northern Trust to access capital markets on favorable terms.

TABLE 33: NORTHERN TRUST CREDIT RATINGS AS OF DECEMBER 31, 2014
CREDIT RATING
	STANDARD & POOR’S	MOODY’S	FITCHRATINGS
Northern Trust Corporation:
Commercial Paper	A-1	P-1	F1+
Senior Debt	A+	A2	AA-
Subordinated Debt	A	A3	A+
Preferred Stock	BBB+	Baa2	BBB
Trust Preferred Capital Securities	BBB+	Baa1	BBB+
Outlook	Stable	Stable	Stable
The Northern Trust Company:
Short-Term Deposit	A-1+	P-1	F1+
Long-Term Deposit	AA-	A1	AA
Subordinated Debt	A+	A2	A+
Outlook	Stable	Stable	Stable

A significant downgrade in one or more of these ratings could limit Northern Trust’s access to capital markets and/or increase the rates paid for short-term borrowings, including deposits, and future long-term debt issuances. The size of these rate increases would depend on multiple factors including, the extent of the downgrade, Northern Trust’s relative debt rating compared to other financial institutions, current market conditions, and other factors. In addition, as discussed in Note 25 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data,” Northern Trust enters into certain master netting arrangements with derivative counterparties that contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The maximum amount of these termination payments that Northern Trust could have been required to pay at December 31, 2014, was $26.6 million. Other than these credit-risk-related contingent derivative counterparty payments, Northern Trust had no long-term debt covenants or other credit-risk-related payments at December 31, 2014, that would be triggered by a significant downgrade in its debt ratings.

Statement of Cash Flows

For the year ended December 31, 2014, net cash provided by operating activities was $936.0 million, primarily the result of period earnings, inclusive of the impact of non-cash charges such as amortization of computer software, partially offset by increased net collateral deposited with derivative counterparties. Net cash provided by operating activities for the year ended December 31, 2013, was $839.3 million and was primarily the result of period earnings, inclusive of the impact of non-cash charges, partially offset by increases in net collateral deposited with derivative counterparties and in receivables.

Net cash used in investing activities of $8.2 billion for the year ended December 31, 2014, was primarily attributable to increased levels of Federal Reserve deposits, net purchases of securities held to maturity and available for sale, and increased levels of loans and leases, partially offset by decreased levels of interest-bearing deposits with banks. The net increase in investment securities and the decrease in interest-bearing deposits with banks primarily reflected the redeployment of investments in bank time deposits to securities. The increase in Federal Reserve deposits primarily reflected increases in demand and other noninterest-bearing client deposits in 2014.

Net cash used in investing activities of $5.7 billion for the year ended December 31, 2013, was primarily attributable to an increase in Federal Reserve deposits, primarily reflecting increased levels of non-U.S.-office interest-bearing client deposits and short-term other borrowings.

66 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended December 31, 2014, net cash provided by financing activities totaled $7.1 billion, primarily attributable to increased levels of total deposits and proceeds from the issuance of Series C Preferred Stock, partially offset by repayments of senior notes and other long-term debt, the repurchase of common stock pursuant to the Corporation’s share repurchase program, and cash dividends paid to common stockholders. The increase in total deposits is attributable to higher levels of demand and other noninterest-bearing client deposits. The decreases in senior notes and other long-term debt reflect the maturity of $500.0 million of fixed-rate senior notes and $135.0 million of repayments of borrowings from the Federal Home Loan Bank, respectively.

For the year ended December 31, 2013, net cash provided by financing activities totaled $4.4 billion, primarily reflecting increased levels of total deposits and short-term other borrowings. The increase in the level of total deposits was primarily due to an increase in non-U.S.-office interest-bearing client deposits, partially offset by decreased U.S.-office demand and other noninterest-bearing client deposits from December 31, 2012, levels. The decrease in U.S.-office noninterest-bearing deposits was largely driven by the expiration on December 31, 2012, of the FDIC’s Temporary Liquidity Guarantee Program which had provided unlimited deposit insurance. The increase in short-term other borrowings in 2013 reflected additional short-term borrowings from the Federal Home Loan Bank.

Regulatory Environment

Northern Trust actively follows regulatory developments and regularly evaluates its liquidity risk management framework against proposed rulemaking and industry best practices in order to comply with applicable regulations and further enhance its liquidity policies. Please refer to “Liquidity Standards” under “Supervision and Regulation” in Item 1, “Business” of this Annual Report on Form 10-K for a discussion of applicable liquidity standards.

67 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The following table shows Northern Trust’s contractual obligations as of December 31, 2014.

TABLE 34: CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2014

	PAYMENT DUE BY PERIOD
(In Millions)	TOTAL	ONE YEAR AND LESS	1-3 YEARS	3-5 YEARS	OVER 5 YEARS
Senior Notes(1)	$1,497.0	$–	$–	$–	$1,497.0
Subordinated Debt(1)	1,583.3	233.7	221.6	335.0	793.0
Floating Rate Capital Debt(1)	277.2	–	–	–	277.2
Capital Lease Obligations(2)	39.9	8.3	16.2	17.1	(1.7)
Operating Leases(2)	680.6	90.7	166.2	132.3	291.4
Purchase Obligations(3)	366.0	136.9	187.1	31.8	10.2

Total Contractual Obligations	$4,444.0	$469.6	$608.6	$542.5	$2,823.3

Note: Obligations as shown do not include deposit liabilities or interest requirements on funding sources.

(1) Refer to Notes 12 and 13 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” for further details.

(2) Refer to Note 10 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” for further details.

(3) Purchase obligations consist primarily of ongoing operating costs related to outsourcing arrangements for certain cash management services and the support and maintenance of the Corporation’s technological requirements. Certain obligations are in the form of variable rate contracts and, in some instances, 2014 activity was used as a base to project future obligations.

Capital Management

One of Northern Trust’s primary objectives is to maintain a strong capital position to merit and maintain the confidence of clients, the investing public, bank regulators and stockholders. A strong capital position helps Northern Trust pursue profitable investment opportunities and withstand unforeseen adverse developments.

Northern Trust manages its capital on a total Corporation basis and on a legal entity basis. The Treasury department has the day-to-day responsibility for measuring and managing capital levels within goals and targets established by the Capital Management Policy and the Board. The management of capital also involves regional management when appropriate. In establishing the goals and targets for capital, a variety of factors are taken into consideration, including the overall risk of Northern Trust’s businesses, regulatory requirements, capital levels relative to its peers, and the impact on its credit ratings.

Capital levels were strengthened in 2014 as average stockholders’ equity increased $499.5 million, or 7%, reaching $8.2 billion. Total stockholders’ equity was $8.4 billion at December 31, 2014, as compared to $7.9 billion at December 31, 2013. In April 2014, the Board increased the quarterly common stock dividend by 6% to $0.33 per common share. Common dividends totaling $311.7 million were declared in 2014. The Corporation purchased 7.5 million shares of its own common stock in 2014 at an average price per share of $64.20, and is authorized by the Board to purchase up to 7.1 million additional shares of stock after December 31, 2014. The Corporation issued Series C Preferred Stock for net proceeds of $388.5 million in August 2014, and in October 2014, declared $9.5 million of dividends to preferred stockholders, payable January 1, 2015 and covering the five-month period from August through December 2014.

68 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with Basel III requirements in effect at December 31, 2014, capital ratios are calculated using both the standardized and advanced approaches. For each ratio, the lower of the result calculated under the standardized approach and the advanced approach serves as the effective ratio for purposes of determining capital adequacy. The following table provides a reconciliation of the Corporation’s common stockholders’ equity to total risk-based capital and its risk-based capital ratios, under the applicable U.S. regulatory rules as of December 31, 2014, and 2013.

TABLE 35: CAPITAL ADEQUACY
($ In Millions)	December 31, 2014		December 31, 2013(5)
	Advanced Approach(3)	Standardized Approach(4)
Common Equity Tier 1 Capital
Common Stockholders’ Equity	$8,060.4	$8,060.4	$7,912.0
Floating Rate Capital Securities	–	–	268.8
Net Unrealized (Gains) Losses on Securities Available for Sale	(22.1)	(22.1)	(6.0)
Net Unrealized (Gains) Losses on Cash Flow Hedges	3.8	3.8	(2.9)
Goodwill and Other Intangible Assets, net of Deferred Tax Liability	(497.0)	(497.0)	(578.5)
Pension and Other Postretirement Benefit Adjustments	272.8	272.8	260.3
Other	(4.6)	(4.6)	(0.5)

Total Common Equity Tier 1	7,813.3	7,813.3	7,853.2
Additional Tier 1 Capital
Preferred Stock	388.5	388.5	–
Floating Rate Capital	134.5	134.5	–
Other	(18.3)	(18.7)	–

Total Additional Tier 1 Capital	504.7	504.3	–

Total Tier 1 Capital	8,318.0	8,317.6	7,853.2
Tier 2 Capital
Qualifying Allowance for Credit Losses	–	274.7	283.0
Qualifying Subordinated Debt	1,009.1	1,009.1	1,158.7
Floating Rate Capital	134.5	134.5	–
Other	(12.4)	(12.9)	–

Total Tier 2 Capital	1,131.2	1,405.4	1,441.7

Total Risk-Based Capital	$9,449.2	$9,723.0	$9,294.9
Risk-Weighted Assets(1)	$62,896.9	$62,651.2	$58,773.8
Total Assets – End of Period (EOP)	109,946.5	109,946.5	102,947.3
Adjusted Average Fourth Quarter Assets(2)	106,814.0	106,814.0	99,074.9
Total Loans and Leases – EOP	31,640.2	31,640.2	29,385.5
Common Stockholders’ Equity to:
Total Loans and Leases – EOP	25.48%	25.48%	26.92%
Total Assets – EOP	7.33	7.33	7.69
Risk-Based Capital Ratios
Tier 1	13.2%	13.3%	13.4%
Total (Tier 1 and Tier 2)	15.0	15.5	15.8
Common Equity Tier 1	12.4	12.5	12.9
Leverage	n/a	7.8	7.9

(1) Risk-weighted assets exclude, as applicable under each regulatory approach, amounts primarily related to goodwill, certain other intangible assets, and net unrealized gains or losses on securities and reflect adjustments for excess allowances for credit losses that have been excluded from Tier 1 and Tier 2 capital, if any.

(2) Adjusted average fourth quarter assets exclude amounts primarily related to goodwill, other intangible assets, and net unrealized gains or losses on securities.

(3) Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the December 31, 2014, capital balances and ratios are calculated in compliance with the Basel III Advanced Approach final rules released by the Federal Reserve Board on July 2, 2013.

(4) Standardized Approach capital components in 2014 are determined by Basel III phased in requirements and risk weighted assets are determined by Basel I requirements. The December 31, 2014, ratios calculated under the Standardized Approach comply with the final rules released by the Federal Reserve Board on July 2, 2013.

(5) The December 31, 2013, capital balances and ratios were calculated in accordance with Basel I requirements.

As of December 31, 2014, and 2013, the Corporation’s capital ratios exceeded the minimum requirements for classification as “well-capitalized” under applicable U.S. regulatory requirements. Further information regarding the Corporation’s and the Bank’s capital ratios and the minimum requirements for classification as “well-capitalized” is provided in the “Supervision and Regulation” section of Item 1, “Business” and Note 32 to the Consolidated Financial Statements provided in Item 8, “Financial Statements and Supplementary Data.”

69 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The parallel run of the risk-based capital framework demonstrated that the use of the advanced approaches methodologies, inclusive of commitments the Corporation provided to the Federal Reserve Board regarding the Corporation’s approach to the calculation of risk-weighted assets, did not result in Tier 1 or total risk-based capital ratios falling below the levels required for categorization as “well-capitalized.” As of December 31, 2014, the Corporation’s common equity Tier 1 capital ratio as calculated under the advanced approaches methodologies would have been 11.9% on a fully phased-in basis, while the Corporation’s common equity Tier 1 capital ratio under the standardized approach would have been 10.5% on a fully phased-in basis.

The U.S.’s implementation of Basel III has increased the minimum capital thresholds for banking organizations and tightened the standards for what qualifies as capital. The Corporation and the Bank believe their capital strength, balance sheets and business models leave them well positioned for the continued U.S. implementation of Basel III.

RISK MANAGEMENT

Risk Management Overview

Northern Trust employs an integrated enterprise risk management framework to support its strategies. The framework provides a methodology to identify, assess, monitor, measure, manage and report both internal and external risks to Northern Trust, and promotes a risk culture that encompasses the general awareness, attitude and behavior of employees to risk and the management of risk within the organization. The key risk categories that are inherent in Northern Trust’s business activities include: credit, operational, fiduciary, compliance, market, liquidity, and strategic risk. Please refer to “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of liquidity risk management.

Northern Trust reinforces a culture of effective risk management through training and developing employees and evaluating and rewarding employee performance.

Risk Governance and Oversight

Risk governance is an integral aspect of corporate governance at Northern Trust, and includes clearly defined accountabilities, expectations, internal controls and processes for risk-based decision-making and escalation of issues. The diagram below provides a high-level overview of Northern Trust’s risk governance structure, highlighting the oversight of the Board and key risk-related committees.

TABLE 36: RISK GOVERNANCE STRUCTURE

Northern Trust Corporation Board of Directors
Audit Committee	Business Risk Committee	Business Strategy Committee	Compensation and Benefit Committee

Global Enterprise Risk Committee (GERC)
Credit Risk Management Committee	Operational Risk Committee	Fiduciary Risk Committee	Compliance & Ethics Oversight Committee	Asset & Liability Management Policy Committee

The Board provides oversight of risk management directly and through certain of its committees: the Audit Committee, the Business Risk Committee, the Business Strategy Committee and the Compensation and Benefits Committee.

The Business Risk Committee assumes primary responsibility and oversight with respect to credit risk, operational risk, fiduciary risk, compliance risk, market risk and liquidity risk, and the Business Strategy Committee provides oversight with respect to strategic risk for the Corporation and its subsidiaries. The Audit Committee provides oversight with respect to financial reporting and legal risk, while the Compensation and Benefits Committee oversees the development and operation of Northern Trust’s incentive compensation program. The Compensation and Benefits Committee annually reviews management’s assessment of the effectiveness of the design and performance of Northern Trust’s incentive compensation

70 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

arrangements and practices in providing risk-taking incentives that are consistent with Northern Trust’s safety and soundness. This assessment includes an evaluation of whether Northern Trust’s incentive compensation arrangements and practices discourage inappropriate risk taking behavior by participants.

The Chief Risk Officer (CRO) oversees Northern Trust’s management of risk, promotes risk awareness and fosters a proactive risk management environment wherein risks inherent in the business strategy are understood and appropriately monitored and mitigated. The CRO reports directly to the Business Risk Committee and the Corporation’s Chief Executive Officer. The CRO regularly advises the Business Risk Committee and reports to the Committee at least quarterly on risk exposures, risk management deficiencies and emerging risks. In accordance with the enterprise risk management framework, the executive management team of Northern Trust together with the General Auditor and other business leaders meet as the Global Enterprise Risk Committee (GERC) to provide executive management oversight and guidance with respect to the management of the categories of risk overseen by the Business Risk Committee and the Business Strategy Committee. Among other risk management responsibilities, GERC receives reports or recommendations from senior risk committees that are responsible for the management of risk, and from time to time may delegate responsibility to such committees for risk issues. Senior risk committees include:

The Credit Risk Management Committee establishes and monitors credit-related policies and practices throughout Northern Trust and promotes their uniform application. The Credit Risk Management Committee is chaired by the Chief Credit Officer, and members include the CRO, the Treasurer, the Chief Operational Risk Officer, the Controller, and various functional risk and business management leaders.

The Operational Risk Committee (ORC) provides independent oversight and is responsible for setting the Corporate Operational Risk Management Policy and developing the operational risk management framework and programs that support the coordination of operational risk activities to identify, monitor, measure, manage and report on operational risk. At ORC, senior management reviews and discusses operational risks including existing and emerging issues. The ORC also is responsible for coordinating operational risk issues related to compliance and fiduciary risks.

The Fiduciary Risk Committee (FRC) is responsible for establishing and reviewing the fiduciary risk policies and establishing the fiduciary risk framework, governance and programs that support the coordination of fiduciary risk activities to identify, monitor, manage and report on fiduciary risk. At FRC, senior management reviews and discusses fiduciary risks including existing and emerging issues.

The Compliance & Ethics Oversight Committee provides oversight and direction with respect to compliance policies, implementation of the compliance and ethics program, and the coordination of regulatory compliance initiatives across the Corporation. This committee may also resolve significant interpretive issues regarding compliance in situations where specific compliance policies do not provide for or allow resolution of the issue by another individual or committee.

The Asset & Liability Management Policy Committee (ALCO) establishes and monitors Northern Trust’s market and liquidity risk frameworks and policies as well as actively manages Northern Trust’s market and liquidity risks through oversight of the implementation of approved asset and liability management strategies. At ALCO, senior management reviews and discusses Northern Trust’s market risk profile as well as various scenario analyses. ALCO establishes and monitors guidelines based on measures such as simulation of earnings (SOE), sensitivity of economic value of equity (SEVE), Value-at-Risk (VaR) and notional position sizes.

In addition to the aforementioned committees, Northern Trust deploys business and regional risk committees that also report into GERC.

71 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Identification and Risk Management Process

Northern Trust utilizes a risk classification system called the “risk universe” to identify and classify the risks that it inherently faces. The risk universe forms the basis of common risk language and provides a consistent framework for the definition and categorization of risk and the organization of risk management activities. The risk universe supports risk management at all levels and enables risks to be clearly and consistently identified, categorized, assessed, managed and reported to line management, corporate risk and committees. The risk universe is reviewed and approved at least annually by GERC and the Board of Directors.

As part of the integrated enterprise risk framework, Northern Trust has established four key processes as described below.

Risk Appetite: Northern Trust defines the organization’s risk appetite as the amount and types of risk that it is willing to assume in its exposures and business activities to achieve its strategic and financial objectives. Risk appetite is a tool to measure Northern Trust’s willingness to take risk and reflects Northern Trust’s tolerance of certain levels of risk exposures as measured at the enterprise and business level, as applicable. Northern Trust’s Corporate Risk Appetite Statement is established by senior management and reviewed and approved at least annually by the Board of Directors. The Corporate Risk Appetite Statement reflects Northern Trust’s expectation that risk is consciously considered as part of day-to-day activities and strategic decisions. Northern Trust manages its business activities consistent with the risk appetite statement, in which specific guidelines are detailed for credit, operational, fiduciary, compliance, market, liquidity, and strategic risk. GERC reviews the measurement and assessment of risk within the Corporation and against Northern Trust’s Corporate Risk Appetite Statement. When appropriate, GERC addresses emerging risk issues and directs risk mitigation actions.

Assessment of Risks: Northern Trust’s risk assessment process consists of a series of programs that identify, manage and measure risks. Risk assessments are performed on a regular basis by business risk management and facilitated by the Risk Management function. The risk assessment process draws on the input of management, staff and risk personnel across the business, focusing on the inherent drivers of risk, the effectiveness of controls and the resulting residual risks.

Risk Management Embedding: Risk management processes extend beyond risk assessment and measurement, and are embedded in strategic and business planning and decision-making. Although the Risk Management function sets the direction for Northern Trust’s risk management activities, Northern Trust’s businesses are the first line of defense for protecting it against the risks inherent in its businesses and are supported by dedicated business risk management teams.

Risk Reporting, Review and Communication: The risk reporting, review and communication process produces risk reports that provide updates on the risk profile, performance against risk guidelines and thresholds, and analysis and trend information, all of which highlight top and emerging risks for management and the Board. Risk reporting includes a robust escalation process to alert senior management of significant issues.

Risk Control

Risk Control is an internal, independent review function within the Risk Management function. Risk Control is managed by the Chief Risk Control Officer is comprised of the following four groups, each with its own risk focus and oversight. The Business Risk Committee oversees Risk Control and each of the groups below.

Model Risk Management

Financial and risk modeling are used by Northern Trust to inform numerous decisions regarding risk management, as well as capital estimation, financial reporting and disclosure, valuation and pricing and portfolio management. Model risk may result from decisions based on models that produce incorrect results or models that are improperly used. Model Risk Management is responsible for independently validating new models and reviewing and re-validating existing models. Validations are documented and include an assessment of the conceptual soundness of the modeling approach, outcomes analysis, applicability of use, model assumptions and limitations, development documentation, ongoing monitoring and

72 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

model controls. Oversight of Model Risk Management is provided by the ORC as Northern Trust considers model risk to be an operational risk.

Basel Independent Verification

The Basel Independent Verification program promotes rigor and accuracy in the Corporation’s ongoing compliance with Basel requirements. The program independently verifies the Corporation’s advanced systems in order to comply with the qualification requirements related to the Advanced Internal Ratings Based Approach for credit risk and the Advanced Measurement Approach for operational risk. The Basel Independent Verification program assesses the effectiveness of the credit risk, operational risk, market risk, capital adequacy and disclosure frameworks. The Basel Independent Verification team presents an annual assessment report of its findings to the Board of Directors or its designated committee, who is required to review and approve the effectiveness of the advanced systems each year.

Credit Review

Credit Review provides an independent, ongoing assessment of credit exposure and related credit risk management processes across Northern Trust. The scope of Credit Review activities includes all client-related transactions that give rise to credit exposure and processes that are designed to manage or monitor such exposure. Credit exposure includes credit risk inherent in the entire portfolio, as well as individual credits or transactions in the form of direct outstandings, potential exposure and contingent liabilities that are on- or off-balance sheet.

Global Compliance Testing

Global Compliance Testing evaluates the effectiveness of procedures and controls designed to comply with relevant laws and regulations, as well as corresponding Northern Trust policies governing regulatory compliance activities. Global Compliance Testing identifies weaknesses that could result in regulatory compliance violations or risks to Northern Trust’s businesses and monitors action plans designed to mitigate those weaknesses. Oversight of Global Compliance Testing activities is provided by the Compliance & Ethics Oversight Committee. Also included is a Basel Verification program that promotes rigor and accuracy in the Corporation’s ongoing compliance with Basel requirements. The program assesses the effectiveness of the Credit Risk, Operational Risk, Market Risk, Capital Adequacy and Disclosure frameworks.

Audit Services

Audit Services is an independent control function that assesses and validates controls within Northern Trust’s enterprise risk management framework. Audit Services is managed by the General Auditor with oversight from the Audit Committee. Audit Services tests the overall adequacy and effectiveness of the system of internal controls, associated with the advanced systems, on an ongoing basis and reports the results of these audits directly to the Audit Committee. Audit Services includes professionals with a broad range of audit and industry experience, including risk management expertise. The General Auditor reports directly to the Audit Committee and the Corporation’s Chief Executive Officer.

Credit Risk

Credit risk is the risk to interest income or principal from the failure of a borrower or counterparty to perform on an obligation.

Credit Risk Overview

Credit risk is inherent in many of Northern Trust’s activities. A significant component of credit risk relates to the securities portfolio and loan portfolio. In addition, credit risk is inherent in certain contractual obligations such as legally binding commitments to extend credit, commercial letters of credit and standby letters of credit. Northern Trust’s loan portfolio differs significantly from those of other large U.S. financial institutions and is generally more conservative in terms of credit risk. In particular, Northern Trust is generally:

•	not an originator of loan products to be sold into a secondary market or to be bundled into asset securitizations;

73 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	not an agent bank or syndicator of loans, where risk management is achieved post-close through the sale of participations; and
•	not a participant in leveraged financial transactions, such as project finance, private-equity-originated acquisition financing or hedge fund leveraging.

Credit Risk Framework and Governance

The Credit Risk Management function is the focal point of the credit risk management framework and while independent of the businesses, it works closely with them to achieve the goal of assuring proactive credit risk management. This function approves policies, establishes the Credit Risk Framework and monitors adherence to corporate policies, external regulations and established procedures. Credit Risk Management reports directly to the CRO. Independent oversight and review of the Credit Risk Framework is provided by Risk Control.

The Credit Risk Management function provides a system of checks and balances for Northern Trust’s diverse credit-related activities by monitoring these activities and practices and promoting their uniform application throughout Northern Trust. These activities are designed to diversify credit exposure on an industry and client basis and reduce overall credit risk.

The credit risk framework provides authorities for approval of the extension of credit. Individual credit authority for commercial and personal loans is limited to specified amounts and maturities. Credits exceeding individual authority because of amount, rating, term or other conditions, are referred to the relevant Group Credit Approval Committee. Credit decisions involving exposure in excess of these limits require the approval of the Senior Credit Committee.

The Counterparty Risk Management Committee has sole credit authority for the approval, modification, or renewal of credit exposure to all wholesale market counterparties.

Credit Risk Measurement

An integral component of credit risk measurement is Northern Trust’s internal risk rating system. Northern Trust’s internal risk rating system enables identification, measurement, approval and monitoring of credit risk. Northern Trust uses the Advanced Internal Rating-Based approach to calculate regulatory capital using regulatory formulas and exposure level risk information from Northern Trust’s internal rating system. Calculations include entity-specific information about the obligor’s or counterparty’s probability of default and exposure-specific information about loss given default, exposure at default and maturity. Northern Trust’s internal risk rating system is intended to rank its credit risk without any modeled linkage to external credit ratings.

The Credit Risk Management function is responsible for the ongoing oversight of each model that supports the internal risk-rating system. This includes the development, monitoring and maintenance of the models, as well as providing information to the Credit Risk Management Committee to support model approval and monitoring of ongoing model performance. Independent model governance and oversight is further supported by the activities of Risk Control.

Loans and Other Extensions of Credit

A significant component of credit risk relates to the loan portfolio, including contractual obligations such as legally binding commitments to extend credit, commercial letters of credit, and standby letters of credit. These contractual obligations and arrangements are discussed in Note 27 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” and in the “Off-Balance-Sheet Arrangements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval, and monitoring of credit risk. Borrower risk ratings are used in credit underwriting, management reporting, setting of loss allowances, and economic capital calculations. Borrower risk ratings are discussed further in Note 6 to the consolidated financial statements.

The Credit Risk Management function oversees a range of portfolio reviews that focus on significant and/or weaker-rated credits. This approach allows management to take remedial action in an effort to deal with potential problems. In addition, independent from the Credit Risk Management function, Credit Review, as part of Risk Control, undertakes both on-site and off-site file reviews that evaluate effectiveness of management’s implementation of the Credit Risk Management’s requirements.

74 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Northern Trust maintains a loan portfolio watch list for credits with borrower ratings of “6 to 9.” These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default, or are currently in default. Loans outstanding to watch list borrowers associated with these risk profiles that are not currently in default but have limited financial flexibility totaled $421.2 million at December 31, 2014. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements and borrowers typically have minimal cushion in adverse down cycle scenarios. An integral part of the Credit Risk Management function is a formal review of past due and potential problem loans to determine which credits, if any, need to be placed on nonperforming status or charged off.

Counterparty Credit Risk

Counterparty credit risk for Northern Trust primarily arises from over-the-counter (OTC) currency and interest rate derivatives and from indemnified securities lending transactions, which in turn are derived from a variety of funding, treasury, trading and custody-related activities. Credit exposure to counterparties is managed by use of a framework for setting limits by product type and exposure tenor.

To calculate exposure, Northern Trust treats repurchase agreements, reverse repurchase agreements and indemnified securities lending transactions as repo-style transactions. Foreign exchange exposures and interest rate derivatives are treated as OTC derivatives. The exposure at default measurement methodology for each eligible type of counterparty credit exposure, including the use of netting and collateral as risk mitigants, is determined based on operational requirements, the characteristics of the contract type and the portfolio size and complexity.

Credit Risk Mitigation

Northern Trust considers cash flow to be the primary source of repayment for client-related credit exposures. However, Northern Trust employs several different types of credit risk mitigants to manage its overall credit risk in the event cash flow is not sufficient to repay a credit exposure. Northern Trust has policies in place to ensure that credit risk mitigation is appropriately recognized, recorded and monitored. Recognition of credit risk mitigants in capital estimations is dependent upon the form of mitigation. Northern Trust broadly groups its risk mitigation techniques into the following three primary categories.

Physical and Financial Collateral: Northern Trust’s primary risk mitigation approaches include the requirement of collateral and/or documented guarantees. Liquidation of collateral that is securing credit risk exposures is considered in Northern Trust’s estimation of loss given default. Residential and commercial real estate exposures are typically secured by properly margined mortgages on the property. In cases where loans to commercial or certain Wealth Management clients are secured by marketable securities, the daily values of the securities are monitored closely to ensure adherence to collateral coverage policies. The frequency of collateral valuation increases commensurate with the volatility of the collateral’s value.

Netting: On-balance sheet netting is employed on a limited basis. Netting is primarily related to foreign exchange transactions with major banks and institutional clients subject to eligible master netting agreements. A sub-set of these arrangements are conducted under an ISDA Credit Support Annex. Northern Trust has elected to take the credit risk mitigation capital benefit of netting within its regulatory capital calculation at this time.

Guarantees: Personal and corporate guarantees are often taken to facilitate potential collection efforts and to protect Northern Trust’s claims relative to other creditors. Northern Trust may also recognize “implied support,” where the commitment provided is less than that of a legally enforceable guarantee, in its assignment of borrower probability of default as permitted under U.S. supervisory guidance. Northern Trust has elected not to take the credit risk mitigation capital benefit of guarantors within its regulatory capital calculation at this time.

75 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another important risk management practice is the avoidance of undue concentrations of exposure, such as in any single (or small number of related) obligor/counterparty, loan type, industry, geography, country or risk mitigant. Processes are in place to establish limits on certain concentrations and the monitoring of adherence to the limits.

Operational Risk

Operational risk is the risk of loss from inadequate or failed internal processes, people and systems, or from external events.

Operational Risk Overview

Operational risk is inherent in each of Northern Trust’s businesses and corporate functions and reflects the potential for inadequate information systems, operating problems, product design and delivery difficulties, or catastrophes to result in unexpected losses. Operational risk includes:

•	execution, delivery and process management risk;
•	risk resulting from business disruption and system failures;
•	risk of damage to physical assets;
•	risk resulting from clients, products and business practices;
•	employment practice and workplace safety risk;
•	internal fraud risk;
•	external fraud risk;
•	compliance risk;
•	fiduciary risk; and
•	legal risk.

Operational risk includes compliance, fiduciary and legal risks, which under the Corporation’s risk structure are governed and managed explicitly.

To monitor and control operational risk, Northern Trust maintains a framework that consists of risk management policies, programs and practices designed to promote a sound operational environment.

Northern Trust’s operational risk management strategy is to:

•	align the operational risk framework with evolving business and industry practice and with regulatory requirements;
•	identify, assess and mitigate risks inherent in business strategies;
•	promote risk awareness and foster a proactive risk management environment within each business; and
•	report key topics and developments to senior governance bodies.

The goal of these activities is to keep the operational risk profile and losses within the Board-approved Corporate Risk Appetite Statement and guidelines.

The Operational Risk Management function is responsible for defining the operational risk framework and providing independent oversight of the framework across Northern Trust. It is the responsibility of each business to implement the corporate-wide operational risk framework as well as business specific risk management programs to identify, monitor, measure, and manage operational risk and mitigate Northern Trust’s exposure to loss. Risk Control provides independent oversight and review.

Operational Risk Framework and Governance

The ORC is responsible for overseeing the activities of Northern Trust related to the management of operational risk. This committee has the expanded role of coordinating operational risk issues related to compliance and fiduciary risks. The purpose of this committee is to provide executive management’s insight and guidance to the management of existing and emerging operational risks.

76 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORC is responsible for setting the Corporate Operational Risk Management Policy and approving the operational risk management framework and programs that support the coordination of operational risk activities to identify, monitor, measure, manage and report on operational risk. In addition, ORC serves as an escalation point for significant issues raised by its programs.

Operational risk is identified, monitored, measured, managed and mitigated through the operational risk framework. The framework is deployed consistently and globally across all businesses and its objective is to identify and measure the factors that impact risk and drive action to reduce future loss events. Several key programs support the operational risk framework, including:

•

Loss Event Data Program – a program that collects loss data for use in monitoring operational risk exposure, various business analyses and a Basel Advanced Management Approach (AMA) capital quantification. Both internal and external loss data are used in the operational risk capital quantification. Thresholds drive analysis, action and escalation through Northern Trust’s businesses and Operational Risk Management.

•

Risk and Control Self-Assessment – a structured risk management process used by Northern Trust’s the businesses to analyze the risks that are present in their respective business environments, processes and activities and to assess the adequacy of associated internal controls.

•

Operational Risk Scenario Analysis – a systematic process of obtaining expert opinions from business managers and risk management experts to derive reasoned assessments of the likelihood of occurrence and the potential loss impact of plausible high-severity operational losses. This practice facilitates management’s consideration of operational risk to which the business is exposed and the potential impact and response to such events.

•

Product and Process Risk Management Program – a program used for evaluating and managing risks associated with the introduction of new and modified noncredit products and services, significant changes to operating processes, and proposed business process outsourcing arrangements.

•

Outsourcing Risk Management Program – a program that provides processes for appropriate risk assessment, measurement, monitoring and management of outsourced technology and business process outsourcing.

•

Business Process Transition Risk Management Program – a program designed to effectively manage the risk associated with transitioning and migrating business processes to different geographic or jurisdictional locations within the organization.

•

Information Security and Technology Risk Management – a program that communicates and implements compliance and risk management processes and controls to address information security and technology risks to the organization.

•	Significant New Business Opportunity – a program that assesses the resource requirements, impact on systems and controls, and other risk factors prior to taking on significant new business.
•	Operational Concentration Risk Management – a program that provides an assessment of process concentrations within the Corporation.
•	Fraud Prevention Program – a program that provides tools, advice, and guidance to Northern Trust’s businesses to help mitigate fraud risk.
•	Business Continuity Management Program – a program designed to minimize business impact and support the resumption of mission critical functions for clients following an incident.
•

Insurance - a transfer of some operational risk that may reduce the monetary impact of certain operational loss events. As discussed in Risk Control, Model Risk Management also is part of the operational risk framework.

Operational Risk Measurement

Northern Trust utilizes a Basel AMA capital quantification process to estimate required capital for the Corporation and applicable U.S. banking subsidiaries. Northern Trust’s AMA capital quantification process incorporates outputs from the Loss Event Data, Risk and Control Self-Assessment and Operational Risk Scenario Analysis programs to derive required capital. While internal loss data is the foundation for the capital quantification, external loss data is also utilized to inform the creation of scenario analysis data employed in the capital quantification process. Business environment and internal control factor information is used to estimate loss frequency and as an adjustment to capital estimates. The AMA capital quantification process uses a Loss Distribution Approach methodology to combine frequency and severity distributions to arrive at an estimate of the potential aggregate loss at the 99.9th percentile over a one-year time horizon.

77 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Security

Northern Trust’s approach to information security begins at a governance level with its organizational structure and support from executive management and risk committees comprising members from across the business. In addition, technology risk is mitigated not only through a strong governance process, but also internal controls and risk management practices designed to keep risk at levels appropriate to Northern Trust’s overall risk appetite and the inherent risk in the markets in which Northern Trust operates. The desired control environment is expressed through Northern Trust’s policies, standards and guidelines that together define its tolerance for risk. Each business is responsible for complying with these policies, standards and guidelines, as well as external regulations. Where appropriate, these policies, standards and guidelines contain limits and benchmarks to facilitate the measurement, monitoring and reporting of risk.

Effective management of information and technology risk is crucial in an environment of increasing threat and requires a structured approach to establish and communicate expectations and required practices. Northern Trust employees are responsible for promoting information security and following sound technology risk management practices as well as adhering to applicable policies and standards and other means provided to them to safeguard electronic information and business systems within their care. Training and awareness programs to educate employees on information security are on-going and include multiple approaches such as mandatory computer based training. In cases where Northern Trust relies on vendors to perform services, controls are routinely reviewed for alignment with industry standards and their ability to protect information. Any findings identified are remediated, following a risk-based approach, both swiftly and thoroughly.

In addition to the various information security controls managed and monitored within the organization, Northern Trust uses external third party security teams on a regular basis to assess effectiveness. These teams perform penetration tests, security reviews and susceptibility to social engineering attacks such as spear phishing. Northern Trust also employs an externally managed threat identification and alert system. This system aggregates security threat information from systems and platforms across the business, and alerts the organization to threats. Northern Trust maintains a Cyber Incident Response Plan that is followed in response to identified threats.

Business Resiliency

Northern Trust’s business resiliency approach encompasses business continuity and disaster recovery processes enterprise-wide (including staff, technology and facilities) to ensure that following a disaster or business interruption Northern Trust resumes mission-critical business functions and fulfills all regulatory and legal requirements.

Northern Trust’s business resiliency mitigation and preventative measures include sophisticated physical security, resilient designs and peer capacity for its corporate data centers, a highly redundant worldwide network, robust network security, resiliency centers that offer alternative workstations, transfer of work and work-from-home programs that provide further capability by allowing staff to work from home.

All of Northern Trust’s businesses are required to regularly risk-assess their critical functions and develop business continuity plans covering resource requirements (people, systems and other assets), arrangements for obtaining these resources and prioritizing the resumption of each function in compliance with corporate standards. All businesses test their plans at least annually.

ORC annually reviews and presents the corporate business continuity plan to the Business Risk Committee.

Fiduciary Risk

Fiduciary risks are risks arising from the failure, in administering or managing financial and other assets in clients’ fiduciary accounts: i) to adhere to a fiduciary standard of care if required under the terms of governing documents or applicable laws; or ii) to properly discharge fiduciary duties. Fiduciary status may hinge on the nature of a particular function being performed and fiduciary standards may vary by jurisdiction, type of relationship and governing document.

Fiduciary Risk Overview

The Fiduciary Risk Management Program identifies, assesses, measures and monitors fiduciary risk. Fiduciary risk is mitigated through internal controls and risk management practices that are designed to identify, understand and keep such risk at levels

78 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consistent with the organization’s overall risk appetite while also managing the inherent risk in each relationship for which Northern Trust serves in a fiduciary capacity. Each business is responsible for complying with all corporate policies and external regulations for establishing specific policies, standards and guidelines to manage fiduciary risk within the desired risk appetite level, and as specifically appropriate for each fiduciary relationship; and for establishing procedures for enhanced review in the event a product or relationship involves either unique or more complex fiduciary risks. The Corporate Fiduciary Risk Program framework utilizes existing corporate and business risk management tools to measure and guide the assessment of fiduciary risk in the businesses.

Fiduciary Risk Framework and Governance

The FRC is responsible for establishing and reviewing the fiduciary risk policies and establishing the fiduciary risk framework, governance and programs that support the coordination of fiduciary risk activities to identify, monitor, manage and report on fiduciary risk. At FRC, senior management reviews and discusses fiduciary risks including existing and emerging issues. In addition, FRC serves as an escalation point for significant issues raised by its subcommittees.

Compliance Risk

Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to Northern Trust. Compliance risk includes the following two subcategories:

•	Regulatory Risk – risk arising from failure to comply with prudential and conduct of business or other regulatory requirements.
•

Financial Crime Risk – risk arising from financial crime (e.g., money laundering, sanctions violations, fraud, insider dealing, theft, etc.) in relation to the products, services, or accounts of the institution, its clients, or others associated with the same.

Compliance Risk Framework and Governance

The compliance risk management framework identifies, assesses, controls, measures, monitors and reports on compliance risk. The framework is designed to minimize compliance risk and maintain an environment in which criminal or regulatory violations do not occur. The framework includes a comprehensive governance structure and a Compliance and Ethics Program approved by the Business Risk Committee.

Each business is responsible for the implementation and effectiveness of the Compliance and Ethics Program and specific compliance policies within their respective businesses. Each business is responsible for its respective partners’ compliance with corporate policies and external regulations and for establishing specific procedures, standards and guidelines to manage compliance risk in accordance with Northern Trust’s Compliance and Ethics Program.

The Compliance and Ethics Oversight Committee establishes and monitors adherence to Northern Trust’s Compliance and Ethics Program. The Chief Compliance and Ethics Officer reports to the Business Risk Committee as appropriate and chairs the Compliance and Ethics Oversight Committee.

Market Risk

There are two types of market risk. Interest rate risk is the potential for movements in interest rates to cause changes in earnings and the economic value of equity. Trading risk is the potential for movements in market variables such as foreign exchange and interest rates to cause changes in the value of trading positions.

Market Risk Framework and Governance

Northern Trust maintains a market risk framework consisting of risk management policies, programs and practices to keep the market risk profile within the Board-approved Corporate Risk Appetite Statement. All market risk activities are overseen by the Corporate Market Risk function, which is independent of the businesses undertaking the activities. Independent oversight and review of the market risk framework is provided by Risk Control.

79 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exposure limits for market risk are set by the Board and committee structures have been established to implement and monitor adherence to corporate policies, external regulations and established procedures. ALCO provides independent oversight and is responsible for developing the market risk management framework and programs that support the coordination of market risk activities to identify, monitor, manage and report on market risk. At ALCO, senior management reviews and discusses Northern Trust’s market risk profile as well as various scenario analyses. ALCO establishes and monitors guidelines based on measures such as Simulation of Earnings (SOE), Sensitivity of Economic Value of Equity (SEVE), Value at Risk (VaR) and notional position sizes.

The Market Risk Framework components of Risk Monitoring, Risk Reporting and Analysis, and Risk Measurement are discussed below.

Interest Rate Risk Overview

Interest rate risk is the risk to earnings or common capital due to changes in interest rates. Changes in interest rates can have a positive or negative impact on earnings depending on the positioning of assets, liabilities and off-balance-sheet instruments. The impact to earnings will primarily come through net interest income, but it can also impact certain types of fees. Changes in interest rates also can impact the values of assets, liabilities and off-balance-sheet positions, which indirectly impact the value of capital. To mitigate interest rate risk, the structure of the balance sheet is managed so that movements of interest rates on assets and liabilities (adjusted for hedges) are highly correlated, which allows Northern Trust’s interest-bearing assets and liabilities to contribute to earnings even in periods of volatile interest rates.

There are four commonly recognized types of interest rate risk:

•	repricing, which arises from differences in the maturity and repricing terms of assets and liabilities;
•	yield curve, which arises from changes in the shape of the yield curve;
•	basis, which arises from the changing relationships between rates earned and paid on different financial instruments with otherwise similar repricing characteristics; and
•	embedded optionality, which arises from client or counterparty behavior in response to interest rate changes.

Interest Rate Risk Measurement, Reporting and Analysis

Northern Trust uses two primary measurement techniques to manage interest rate risk: SOE and SEVE. Simulation of earnings provides management with a short-term view of the impact of interest rate changes on future earnings. Simulation of economic value of equity provides management with a long-term view of interest rate changes on the economic value of equity as of the period-end balance sheet. Both simulation models use the same initial market interest rates and product balances. These two techniques, which are performed monthly, are complementary and are used in concert to provide a comprehensive interest rate risk management capability.

Sensitivity of Earnings (SOE)

The modeling of SOE incorporates on-balance sheet positions, as well as derivative financial instruments (principally interest rate swaps) that are used to manage interest rate risk. Northern Trust uses market implied forward interest rates as the base case and measures the sensitivity (i.e. change) in earnings if future rates are 100 or 200 basis points higher than base case forward rates. Each rate movement is assumed to occur gradually over a one-year period. The 100 basis point increase, for example, consists of twelve consecutive monthly increases of 8.3 basis points. The model simulations also incorporate the following assumptions:

•

the balance sheet size and mix generally remains constant over the simulation horizon with maturing assets and liabilities replaced with instruments with similar terms as those that are maturing, with the exception of certain products such as securities (the assumed reinvestment of which is determined by management’s strategies); non-maturity deposits, of which some recent increases are assumed to be temporary in nature; and long-term fixed rate borrowings that upon maturity are replaced with overnight wholesale instruments;

•

prepayments on mortgage loans and securities collateralized by mortgages are projected under each rate scenario using a third-party mortgage analytics system that incorporates market prepayment assumptions;

80 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	cash flows for structured securities are estimated using a third-party vendor in conjunction with the prepayments provided by the third-party mortgage analytics vendor;
•

non-maturity deposit rates are projected based on Northern Trust’s actual historical pattern of pricing these products, or based on judgment when there is no appropriate history or when current pricing strategies differ from history;

•

commercial demand deposits are treated as short-term rate sensitive as these balances may receive an explicit interest rate or an earnings credit that can be applied to fees for services provided by Northern Trust; and

•	New business rates are based on current spreads to market indices.

The following table shows the estimated impact on the next twelve months of pre-tax earnings of 100 and 200 basis point upward movements in interest rates relative to forward rates. Given the low level of interest rates, the simulation of earnings for rates 100 and 200 basis points lower would not provide meaningful results.

TABLE 37: INTEREST RATE RISK SIMULATION OF PRE-TAX EARNINGS

(In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON NEXT TWELVE MONTHS OF PRE-TAX EARNINGS:
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$30
200 Basis Points	15

Stress testing of interest rates is performed to include such scenarios as immediate parallel shocks to rates, nonparallel (i.e. twist) changes to yield curves that results in them becoming steeper or flatter, and changes to the relationship among the yield curves (i.e. basis risk).

The simulations of earnings do not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movements. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. SOE is not directly comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

During the year ended December 31, 2014, Northern Trust did not exceed its SOE limits.

Sensitivity of Economic Value of Equity (SEVE)

Economic value of equity is defined as the present value of assets minus the present value of liabilities, net of the value of instruments that are used to manage the interest rate risk of balance sheet items. The potential effect of interest rate changes on economic equity is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures SEVE if current rates are immediately shocked up by 100 or 200 basis points. The model simulations also incorporate the following assumptions:

•

prepayments on mortgage loans and securities collateralized by mortgages are projected under each rate scenario using a third-party mortgage analytics system that incorporates market prepayment assumptions;

•	cash flows for structured securities are estimated using a third-party vendor in conjunction with the prepayments provided by the third-party mortgage analytics vendor;
•

nonmaturity deposit rates are projected based on Northern Trust’s actual historical pattern of pricing. Projected rates may also be based on judgment when there is no appropriate history or when current pricing strategies differ from history. The present value of these deposits are based on estimated remaining lives that are based on Northern Trust’s actual historical runoff patterns with some balances assumed to be temporary;

•	the present values of most noninterest-related balances (such as receivables, equipment, and payables) are the same as their book values; and
•	the initial shock to current rates assumes the relationship among market yield curves (e.g. Treasury and Libor) remains the same in each interest rate scenario.

81 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

The following table shows the estimated impact on economic value of equity of 100 and 200 basis point shocks up from current interest rates. Given the low level of interest rates and assumed interest rate floors as rates approach zero, the simulation of the economic value of equity for rates 100 or 200 basis points lower would not provide meaningful results.

TABLE 38: INTEREST RATE RISK SIMULATION OF ECONOMIC VALUE OF EQUITY AS OF DECEMBER 31, 2014

(In Millions)	INCREASE/(DECREASE) ESTIMATED IMPACT ON ECONOMIC VALUE OF EQUITY
INCREASE IN INTEREST RATES ABOVE MARKET IMPLIED FORWARD RATES
100 Basis Points	$(67)
200 Basis Points	(386)

Stress testing of interest rates is performed to include such scenarios as nonparallel (i.e. twist) changes to yield curves that results in them becoming steeper or flatter and changes to the relationship among the yield curves (i.e. basis risk).

The simulations of economic value of equity do not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movements. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. SEVE is not directly comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

During the year ended December 31, 2014, Northern Trust did not exceed its SEVE limits.

Interest Rate Risk Monitoring

Northern Trust limits aggregate interest rate risk (as measured by the SOE and SEVE simulation techniques) to an acceptable level within the context of risk/return trade-offs. A variety of actions may be used to implement risk management strategies to modify interest rate risk including:

•	purchase of securities;
•	sale of securities that are classified as available for sale;
•	issuance of senior notes and subordinated notes;
•	collateralized borrowings from the Federal Home Loan Bank;
•	placing and taking Eurodollar time deposits; and
•	hedges with various types of derivative financial instruments.

Northern Trust strives to use the most effective instruments for implementing its interest rate risk management strategies, considering the costs, liquidity, collateral and capital requirements of the various alternatives and the risk-return trade-offs.

Foreign Currency Risk Overview

Northern Trust is exposed to non-trading foreign currency risk as a result of its holdings of non-U.S. dollar denominated assets and liabilities, investment in non-U.S. subsidiaries, and future non-U.S. dollar denominated revenue and expense. To manage currency exposures on the balance sheet, Northern Trust attempts to match its assets and liabilities by currency. If those currency offsets do not exist on the balance sheet, Northern Trust will use foreign exchange derivative contracts to mitigate its currency exposure. Foreign exchange contracts are also used to reduce Northern Trust’s currency exposure to future non-U.S. dollar denominated revenue and expense.

In addition, Northern Trust provides foreign exchange services to clients. Most of these services are provided in connection with Northern Trust’s growing global custody business. In the normal course of business Northern Trust also engages in trading of non-U.S. currencies for its own account. The primary market risk associated with global foreign exchange trading activities is foreign exchange risk.

Foreign currency trading positions exist when aggregate obligations to purchase and sell a currency other than the U.S. dollar do not offset each other in amount, or offset each other over different time periods.

82 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Foreign Currency Risk Measurement

Northern Trust measures daily the risk of loss associated with all non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on a variety of high confidence levels, of the potential loss in value that might be incurred if an adverse shift in non-U.S. currency exchange rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies. VaR is computed for each trading desk and for the global portfolio.

VaR measures are computed in a vended software application which reads foreign exchange positions directly from Northern Trust’s trading systems each day. Data vendors provide foreign exchange rates and interest rates for all currencies. Corporate Market Risk monitors on a daily basis VaR model inputs and outputs for reasonableness.

Foreign Currency Risk Monitoring, Reporting and Analysis

Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally-weighted and exponentially-weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look back periods of one year and four years. Those alternative measures provide management a rich array of alternative risk metrics, offering corroborating measures and useful perspectives on Northern Trust’s market risks.

Automated daily reports are produced and distributed to business managers and risk managers. The Corporate Market Risk unit also reviews and reports several variations of the VaR measures in historical time series format to provide management with an historical perspective on risk.

The table below presents the levels of total regulatory VaR and its subcomponents for global foreign currency in the quarters indicated below, based on the historical simulation methodology, a 99% confidence level, a one day horizon and equally weighted volatility. The total VaR for foreign currency is typically less than the sum of its two components due to diversification benefits derived from the two subcomponents.

TABLE 39: FOREIGN CURRENCY VALUE-AT-RISK

(In Millions)	TOTAL VaR (SPOT AND FORWARD)		FOREIGN EXCHANGE SPOT VaR		FOREIGN EXCHANGE FORWARD VaR
As of December 31	2014	2013	2014	2013	2014	2013
High	$0.5	$0.9	$0.5	$0.8	$0.1	$0.6
Low	—	0.1	—	—	—	0.1
Average	0.2	0.5	0.1	0.4	0.1	0.3
Year-End	0.2	0.3	0.3	0.2	0.1	0.2

During 2014 and 2013, Northern Trust did not incur an actual trading loss in excess of the daily value at risk estimate.

Other Nonmaterial Trading Activities

Market risk associated with other trading activities is negligible. Northern Trust’s broker-dealer, Northern Trust Securities, Inc., maintains a small portfolio of trading securities held for customer accommodation purposes which averaged $5.4 million for the year ended December 31, 2014.

Northern Trust is also party to interest rate derivative contracts consisting mostly of interest rate swaps entered into to meet clients’ interest rate management needs, but also including a small number of caps, floors, and swaptions (an option to enter into an interest rate swap). All interest rate derivative transactions are executed by the Treasury department. When Northern Trust enters into client transactions, its practice is to mitigate the resulting market risk with offsetting interbank derivative transactions with matching terms and maturities.

83 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Strategic Risk

Strategic Risk is the long-term risk to earnings or capital from adverse effects of business decisions, improper implementation of business decisions, unexpected external events or damage to Northern Trust’s reputation from negative public opinion. Strategic risk includes the following three subcategories:

Business Risk: the risk arising from the general economic conditions and external factors in which Northern Trust operates that could adversely affect its revenues, profits and or capital;

Strategy Risk: the long-term risk to earnings or capital from adverse effects of business decisions, improper implementation of business decisions and unexpected external events; and

Reputation Risk: the risk arising from negative perception on the part of clients, counterparties, stockholders, investors, debt holders, market analysts, regulators, staff, or other relevant parties that adversely affects Northern Trust’s ability to conduct its business or to access sources of funding.

The GERC and the Business Strategy Committee are responsible for reviewing the general methods, guidelines and policies by which Northern Trust monitors and controls strategic risk.

FORWARD-LOOKING STATEMENTS

This report contains statements that are forward-looking, such as statements concerning Northern Trust’s financial goals, capital adequacy, dividend policy, risk management policies, litigation-related matters and contingent liabilities, accounting estimates and assumptions, industry trends, strategic initiatives, credit quality including allowance levels, planned capital expenditures and technology spending, anticipated expense levels, future pension plan contributions, anticipated tax benefits and expenses, the impact of recent legislation and accounting pronouncements, and all other statements that do not relate to historical facts. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “likely,” “may increase,” “plan,” “goal,” “target,” “strategy,” and similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results and involve risks and uncertainties that are difficult to predict. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;
•	financial market disruptions or economic recession, whether in the U.S., Europe, the Middle East, or other regions;
•	the downgrade of U.S. Government issued and other securities;
•

changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds or client portfolios including those funds, portfolios, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity;

•

the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies;

•	a significant downgrade of any of Northern Trust’s debt ratings;
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

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

84 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events and war, and the responses of the United States and other countries to those events;
•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;
•	regulatory and monetary policy developments;
•	failure to satisfy regulatory standards or to obtain regulatory approvals when required, including for the use and distribution of capital;
•	changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients;
•	changes in the nature and activities of Northern Trust’s competition;
•

Northern Trust’s success in maintaining existing business and continuing to generate new business in existing and targeted markets and its ability to deploy deposits in a profitable manner consistent with its liquidity requirements;

•	the impact of equity markets on fee revenue;
•	Northern Trust’s ability to address the complex needs of a global client base and manage compliance with legal, tax, regulatory and other requirements;
•	Northern Trust’s ability to maintain a product mix that achieves acceptable margins;
•	Northern Trust’s ability to continue to generate investment results that satisfy clients and to develop an array of investment products;
•

Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

•	Northern Trust’s success in controlling expenses and implementing revenue enhancement initiatives;
•	uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts;
•

Northern Trust’s ability to address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

•

Northern Trust’s success in improving risk management practices and controls and managing risks inherent in its businesses, including credit risk, operational risk, market and liquidity risk, fiduciary risk, compliance risk and strategic risk;

•

increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy;

•

the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including changes that may affect leverage limits and risk-based capital and liquidity requirements, require financial institutions to pay higher assessments, expose financial institutions to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust;

•	risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals;
•	risks associated with being a holding company, including Northern Trust’s dependence on dividends from its principal subsidiary;
•	the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and
•

other factors identified elsewhere in this Annual Report on Form 10-K, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.

Actual results may differ materially from those expressed or implied by the forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

85 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

The table below presents a reconciliation of interest income and net interest income prepared in accordance with GAAP to interest income and net interest income on a fully taxable equivalent (FTE) basis, which are non-GAAP financial measures. Management believes this presentation provides a clearer indication of net interest margins for comparative purposes.

TABLE 40: RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

	FOR THE YEAR ENDED DECEMBER 31,
	2014			2013			2012
(In Millions)	REPORTED	FTE ADJ.	FTE*	REPORTED	FTE ADJ.	FTE*	REPORTED	FTE ADJ.	FTE*
Interest Income	$1,186.9	$29.4	$1,216.3	$1,155.5	$32.5	$1,188.0	$1,287.7	$40.8	$1,328.5
Interest Expense	181.4	–	181.4	222.4	–	222.4	297.4	–	297.4
Net Interest Income	$1,005.5	$29.4	$1,034.9	$933.1	$32.5	$965.6	$990.3	$40.8	$1,031.1
Net Interest Margin	1.05%		1.08%	1.09%		1.13%	1.18%		1.22%

* Fully taxable equivalent (FTE)

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to the “Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Annual Report on Form 10-K.

86 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In addition to the Report of Independent Registered Public Accounting Firm and the consolidated financial statements and accompanying notes provided below, the table titled “Quarterly Financial Data (Unaudited)” under “Supplemental Item – Selected Statistical and Supplemental Financial Data” is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF NORTHERN TRUST CORPORATION:

We have audited the accompanying consolidated balance sheets of Northern Trust Corporation and subsidiaries (Northern Trust) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Northern Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Trust Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northern Trust Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of Northern Trust Corporation’s internal control over financial reporting.

CHICAGO, ILLINOIS

FEBRUARY 26, 2015

87 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	DECEMBER 31,
(In Millions Except Share Information)	2014	2013
ASSETS
Cash and Due from Banks	$3,050.6	$3,162.4
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,062.7	529.6
Interest-Bearing Deposits with Banks	14,928.3	19,397.4
Federal Reserve Deposits	17,386.3	12,911.5
Securities
Available for Sale	29,558.5	28,392.8
Held to Maturity (Fair value of $4,176.1 and $2,321.4)	4,170.8	2,325.8
Trading Account	4.7	1.7

Total Securities	33,734.0	30,720.3

Loans and Leases
Commercial	14,353.6	12,620.0
Personal	17,286.6	16,765.5

Total Loans and Leases (Net of unearned income of $287.7 and $286.2)	31,640.2	29,385.5

Allowance for Credit Losses Assigned to Loans and Leases	(267.0)	(278.1)
Buildings and Equipment	444.3	458.8
Client Security Settlement Receivables	1,568.8	1,355.2
Goodwill	533.2	540.7
Other Assets	5,865.1	4,764.0

Total Assets	$109,946.5	$102,947.3

LIABILITIES
Deposits
Demand and Other Noninterest-Bearing	$22,815.0	$16,888.7
Savings and Money Market	15,916.4	14,991.5
Savings Certificates and Other Time	1,757.4	1,874.4
Non-U.S. Offices – Noninterest-Bearing	2,723.2	1,881.8
– Interest-Bearing	47,545.0	48,461.7

Total Deposits	90,757.0	84,098.1
Federal Funds Purchased	932.9	965.1
Securities Sold under Agreements to Repurchase	885.1	917.3
Other Borrowings	1,685.2	1,558.6
Senior Notes	1,497.0	1,996.6
Long-Term Debt	1,615.1	1,709.2
Floating Rate Capital Debt	277.2	277.1
Other Liabilities	3,848.1	3,513.3

Total Liabilities	101,497.6	95,035.3

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value; Authorized 10,000,000 shares: Series C, Outstanding shares of 16,000 and 0	388.5	–
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares; Outstanding shares of 233,390,705 and 237,322,035	408.6	408.6
Additional Paid-in Capital	1,050.9	1,035.7
Retained Earnings	7,625.4	7,134.8
Accumulated Other Comprehensive Loss	(319.7)	(244.3)
Treasury Stock (11,780,819 and 7,849,489 shares, at cost)	(704.8)	(422.8)

Total Stockholders’ Equity	8,448.9	7,912.0

Total Liabilities and Stockholders’ Equity	$109,946.5	$102,947.3

See accompanying notes to consolidated financial statements on pages 92-158.

88 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	FOR THE YEAR ENDED DECEMBER 31,
(In Millions Except Share Information)	2014	2013	2012
Noninterest Income
Trust, Investment and Other Servicing Fees	$2,832.8	$2,609.8	$2,405.5
Foreign Exchange Trading Income	210.1	244.4	206.1
Treasury Management Fees	66.0	69.0	67.4
Security Commissions and Trading Income	67.6	68.0	73.6
Other Operating Income	153.5	166.5	154.9
Investment Security Gains (Losses), net (Note)	(4.3)	(1.5)	(1.7)

Total Noninterest Income	3,325.7	3,156.2	2,905.8

Net Interest Income
Interest Income	1,186.9	1,155.5	1,287.7
Interest Expense	181.4	222.4	297.4

Net Interest Income	1,005.5	933.1	990.3
Provision for Credit Losses	6.0	20.0	25.0

Net Interest Income after Provision for Credit Losses	999.5	913.1	965.3

Noninterest Expense
Compensation	1,417.9	1,306.6	1,267.4
Employee Benefits	268.7	257.5	258.2
Outside Services	574.6	564.1	529.2
Equipment and Software	421.4	377.6	366.7
Occupancy	180.3	173.8	174.4
Other Operating Expense	272.1	314.2	282.9

Total Noninterest Expense	3,135.0	2,993.8	2,878.8

Income before Income Taxes	1,190.2	1,075.5	992.3
Provision for Income Taxes	378.4	344.2	305.0

NET INCOME	$811.8	$731.3	$687.3

Preferred Stock Dividends	9.5	–	–

Net Income Applicable to Common Stock	$802.3	$731.3	$687.3

PER COMMON SHARE
Net Income – Basic	$3.34	$3.01	$2.82
– Diluted	3.32	2.99	2.81

Average Number of Common Shares Outstanding – Basic	235,829,790	239,265,313	240,417,805
– Diluted	237,720,255	240,554,840	240,881,244

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Net Income	$811.8	$731.3	$687.3
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains (Losses) on Securities Available for Sale	21.6	(95.0)	61.2
Net Unrealized (Losses) Gains on Cash Flow Hedges	(7.6)	4.3	5.6
Foreign Currency Translation Adjustments	(8.8)	(3.4)	20.0
Pension and Other Postretirement Benefit Adjustments	(80.6)	132.8	(24.2)

Other Comprehensive (Loss) Income	(75.4)	38.7	62.6

Comprehensive Income	$$736.4	$770.0	$749.9

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$(4.9)	$–	$(2.7)
Noncredit-related OTTI Losses Recorded in (Reclassified from) OCI	0.7	–	(0.6)
Other Security Gains (Losses), net	(0.1)	(1.5)	1.6

Investment Security (Losses) Gains, net	$(4.3)	$(1.5)	$(1.7)

See accompanying notes to consolidated financial statements on pages 92-158.

89 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
PREFERRED STOCK
Balance at January 1	$–	$–	$–
Issuance of Preferred Stock, Series C	388.5	–	–

Balance at December 31	388.5	–	–

COMMON STOCK
Balance at January 1 and December 31	408.6	408.6	408.6

ADDITIONAL PAID-IN CAPITAL
Balance at January 1	1,035.7	1,012.7	977.5
Treasury Stock Transactions – Stock Options and Awards	(71.1)	(55.0)	(41.5)
Stock Options and Awards – Amortization	77.5	75.0	74.4
Stock Options and Awards – Tax Benefits	8.8	3.0	2.3

Balance at December 31	1,050.9	1,035.7	1,012.7

RETAINED EARNINGS
Balance at January 1	7,134.8	6,702.7	6,302.3
Net Income	811.8	731.3	687.3
Dividends Declared – Common Stock	(311.7)	(299.2)	(286.9)
Dividends Declared – Preferred Stock	(9.5)	–	–

Balance at December 31	7,625.4	7,134.8	6,702.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at January 1	(244.3)	(283.0)	(345.6)
Net Unrealized Gains (Losses) on Securities Available for Sale	21.6	(95.0)	61.2
Net Unrealized (Losses) Gains on Cash Flow Hedges	(7.6)	4.3	5.6
Foreign Currency Translation Adjustments	(8.8)	(3.4)	20.0
Pension and Other Postretirement Benefit Adjustments	(80.6)	132.8	(24.2)

Balance at December 31	(319.7)	(244.3)	(283.0)

TREASURY STOCK
Balance at January 1	(422.8)	(314.0)	(225.5)
Stock Options and Awards	198.7	201.2	74.4
Stock Purchased	(480.7)	(310.0)	(162.9)

Balance at December 31	(704.8)	(422.8)	(314.0)

Total Stockholders’ Equity at December 31	$8,448.9	$7,912.0	$7,527.0

See accompanying notes to consolidated financial statements on pages 92-158.

90 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$811.8	$731.3	$687.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Investment Security Losses (Gains), net	4.3	1.5	1.7
Amortization and Accretion of Securities and Unearned Income, net	34.8	44.7	(11.7)
Provision for Credit Losses	6.0	20.0	25.0
Depreciation on Buildings and Equipment	90.6	92.3	88.3
Amortization of Computer Software	225.6	205.1	180.8
Amortization of Intangibles	19.5	21.1	20.3
Change in Accrued Income Taxes	55.2	(31.5)	18.5
Pension Plan Contributions	(18.7)	(20.7)	(112.3)
Deferred Income Tax Provision	(36.4)	66.6	79.7
Change in Receivables	20.9	(206.2)	(41.9)
Change in Interest Payable	(4.5)	(11.2)	(10.0)
Change in Collateral With Derivative Counterparties, net	(359.2)	(250.6)	(127.9)
Other Operating Activities, net	86.1	176.9	16.6

Net Cash Provided by Operating Activities	936.0	839.3	814.4

CASH FLOWS FROM INVESTING ACTIVITIES
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(533.1)	(468.8)	60.5
Change in Interest-Bearing Deposits with Banks	3,297.2	(782.1)	(2,107.1)
Net Change in Federal Reserve Deposits	(4,474.8)	(5,292.1)	5,829.0
Purchases of Securities – Held to Maturity	(7,138.7)	(5,715.5)	(3,798.5)
Proceeds from Maturity and Redemption of Securities – Held to Maturity	4,907.7	5,853.9	2,220.9
Purchases of Securities – Available for Sale	(12,668.0)	(8,168.0)	(19,546.4)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	11,476.6	8,456.4	21,183.3
Change in Loans and Leases	(2,288.3)	17.8	(469.6)
Purchases of Buildings and Equipment	(81.9)	(91.9)	(73.3)
Purchases and Development of Computer Software	(327.6)	(293.0)	(239.2)
Change in Client Security Settlement Receivables	(224.1)	690.6	(1,270.8)
Other Investing Activities, net	(157.4)	109.4	(161.2)

Net Cash (Used in) Provided by Investing Activities	(8,212.4)	(5,683.3)	1,627.6

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	8,487.7	2,938.9	(1,269.7)
Change in Federal Funds Purchased	(32.2)	184.9	(35.1)
Change in Securities Sold under Agreements to Repurchase	(32.2)	217.5	(499.0)
Change in Short-Term Other Borrowings	(164.3)	1,258.8	(435.5)
Proceeds from Senior Notes and Long-Term Debt	–	750.0	500.0
Repayments of Senior Notes and Long-Term Debt	(640.0)	(804.4)	(923.7)
Contingent Consideration Liability Payment	(55.3)	–	–
Proceeds from Issuance of Preferred Stock – Series C	388.5	–	–
Treasury Stock Purchased	(480.7)	(309.7)	(162.4)
Net Proceeds from Stock Options	127.5	146.2	106.8
Cash Dividends Paid on Common Stock	(302.9)	(220.6)	(354.3)
Other Financing Activities, net	(222.4)	226.7	–

Net Cash Provided by (Used in) Financing Activities	7,073.7	4,388.3	(3,072.9)

Effect of Foreign Currency Exchange Rates on Cash	90.9	(134.6)	68.3

Decrease in Cash and Due from Banks	(111.8)	(590.3)	(562.6)
Cash and Due from Banks at Beginning of Year	3,162.4	3,752.7	4,315.3

Cash and Due from Banks at End of Year	$3,050.6	$3,162.4	$3,752.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$186.5	$231.9	$307.4
Income Taxes Paid	279.2	262.6	188.5
Transfers from Loans to OREO	21.4	24.7	48.5

See accompanying notes to consolidated financial statements on pages 92-158.

91 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed for the banking industry. A description of the more significant accounting policies follows.

A. Basis of Presentation. The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its wholly-owned subsidiary, The Northern Trust Company (Bank), and various other wholly-owned subsidiaries of the Corporation and Bank. Throughout the notes, the term “Northern Trust” refers to the Corporation and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain prior-year balances have been reclassified consistent with the current-year’s presentation.

B. Nature of Operations. The Corporation is a bank holding company that has elected to be a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is an Illinois banking corporation headquartered in Chicago and the Corporation’s principal subsidiary. The Corporation conducts business in the United States (U.S.) and internationally through various U.S. and non-U.S. subsidiaries, including the Bank.

Northern Trust generates the majority of its revenue from its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business.

C&IS is a leading global provider of asset servicing and related services to corporate and public retirement funds, foundations, endowments, fund managers, insurance companies, sovereign wealth funds, and other institutional investors around the globe. Asset servicing and related services encompass a full range of capabilities including but not limited to: global master trust and custody; employee benefit services, fund administration; investment operations outsourcing; investment risk and analytical services; securities lending; foreign exchange; banking; cash management; treasury management; brokerage services; and transition management services. Client relationships are managed through the Bank and the Bank’s and the Corporation’s other subsidiaries, including support from locations in North America, Europe, the Middle East, and the Asia Pacific region.

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

C. Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

D. Foreign Currency Remeasurement and Translation. Asset and liability accounts denominated in nonfunctional currencies are remeasured into functional currencies at period end rates of exchange, except for certain balance sheet items including buildings and equipment, goodwill and other intangible assets, which are remeasured at historical exchange rates. Results from remeasurement of asset and liability accounts are reported in other operating income as currency translation gains (losses), net. Income and expense accounts are remeasured at period average rates of exchange.

92 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset and liability accounts of entities with functional currencies that are not the U.S. dollar are translated at period end rates of exchange. Income and expense accounts are translated at period average rates of exchange. Translation adjustments, net of applicable taxes, are reported directly to accumulated other comprehensive income (AOCI), a component of stockholders’ equity.

E. Securities. Securities Available for Sale are reported at fair value, with unrealized gains and losses credited or charged, net of the tax effect, to AOCI. Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported within other security gains (losses), net, in the consolidated statement of income. Interest income is recorded on the accrual basis, adjusted for the amortization of premium and accretion of discount.

Securities Held to Maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity. Such securities are reported at cost, adjusted for amortization of premium and accretion of discount. Interest income is recorded on the accrual basis adjusted for the amortization of premium and accretion of discount.

Securities Held for Trading are stated at fair value. Realized and unrealized gains and losses on securities held for trading are reported in the consolidated statement of income within security commissions and trading income.

Nonmarketable Securities primarily consist of Federal Reserve and Federal Home Loan Bank stock and community development investments, each of which are recorded in other assets on the consolidated balance sheet. Federal Reserve and Federal Home Loan Bank stock are reported at cost, which represents redemption value. Community development investments, are typically reported at amortized cost. Those community development investments that are designed to generate a return primarily through realization of tax credits and other tax benefits, which are discussed in further detail in Note 28 – Variable Interest Entities, are reported at amortized cost using the effective yield method or proportional amortization method and amortized over the lives of the related tax credits and other tax benefits.

Other-Than-Temporary Impairment (OTTI). A security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If OTTI exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in AOCI, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

F. Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize any potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third party custodians, of securities purchased under agreements to resell.

G. Derivative Financial Instruments. Northern Trust is a party to various derivative instruments that are used in the normal course of business to meet the needs of its clients; as part of its trading activity for its own account; and as part of its risk management activities. These instruments include foreign exchange contracts, interest rate contracts, and credit default swap contracts. Derivative financial instruments are recorded on the consolidated balance sheet at fair value within other assets and other liabilities. Derivative asset and liability positions with the same counterparty are reflected on a net basis on the consolidated balance sheet in cases where legally enforceable master netting arrangements or similar agreements exist. Derivative assets and liabilities are further reduced by cash collateral received from, and deposited with, derivative counterparties. The accounting for changes in the fair value of a derivative in the consolidated statement of income depends on whether or not the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Derivative financial instruments are recorded on the consolidated cash flow statement within the line item, ‘other operating activities, net,’ except for net investment hedges which are recorded within ‘other investing activities, net’.

93 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of client-related and trading derivative instruments, which are not designated hedges under GAAP, are recognized currently in either foreign exchange trading income or security commissions and trading income. Changes in the fair value of derivative instruments entered into for risk management purposes but not designated as hedges are recognized currently in other operating income. Certain derivative instruments used by Northern Trust to manage risk are formally designated and qualify for hedge accounting as fair value, cash flow, or net investment hedges.

Derivatives designated as fair value hedges are used to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. Changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in income. For substantially all fair value hedges, Northern Trust applies the “shortcut” method of accounting, available under GAAP, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, a “long-haul” method of accounting, in assessing whether these hedging relationships are highly effective at inception and quarterly thereafter. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense.

Derivatives designated as cash flow hedges are used to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change to the accounting for the hedged item. Balances in AOCI are reclassified to earnings when the hedged forecasted transaction impacts earnings. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of certain available for sale investment securities. For cash flow hedges of certain other available for sale investment securities and forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. For cash flow hedges of available for sale investment securities, to the extent all terms are not perfectly matched, effectiveness is assessed using regression analysis and any ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, to the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized currently in earnings.

Foreign exchange contracts and qualifying non-derivative instruments designated as net investment hedges are used to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. Amounts recorded in AOCI are reclassified to earnings only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

Fair value, cash flow, and net investment hedges are designated and formally documented as such contemporaneous with the transaction. The formal documentation describes the hedge relationship and identifies the hedging instruments and hedged items. Included in the documentation is a discussion of the risk management objectives and strategies for undertaking such hedges, the nature of the risk being hedged, a description of the method for assessing hedge effectiveness at inception and on an ongoing basis, as well as the method that will be used to measure hedge ineffectiveness. For hedges that do not qualify for the “shortcut” or the critical terms match methods of accounting, a formal assessment is performed on a calendar quarter basis to verify that derivatives used in hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. Hedge accounting is discontinued if a derivative ceases to be highly effective, matures, is terminated or sold, if a hedged forecasted transaction is no longer expected to occur, or if Northern Trust removes the derivative’s hedge designation. Subsequent gains and losses on these derivatives are included in foreign exchange trading income or security commissions and trading income. For discontinued cash flow hedges, the accumulated gain or loss on the derivative remains in AOCI and is reclassified to earnings in the period in which the previously hedged forecasted transaction impacts earnings or is

94 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no longer probable of occurring. For discontinued fair value hedges, the previously hedged asset or liability ceases to be adjusted for changes in its fair value. Previous adjustments to the hedged item are amortized over the remaining life of the hedged item.

H. Loans and Leases. Loans and leases are recognized assets that represent a contractual right to receive money either on demand or on fixed or determinable dates. Loans and leases are disaggregated for disclosure purposes by portfolio segment (segment) and by class. Segment is defined as the level at which management develops and documents a systematic methodology to determine the allowance for credit losses. Northern Trust has defined its segments as commercial and personal. A class of loans and leases is a subset of a segment, the components of which have similar risk characteristics, measurement attributes, or risk monitoring methods. The classes within the commercial segment have been defined as commercial and institutional, commercial real estate, lease financing, non-US and other. The classes within the personal segment have been defined as residential real estate, private client and other.

Loan Classification. Loans that are held for investment are reported at the principal amount outstanding, net of unearned income. Loans classified as held for sale are reported at the lower of aggregate cost or fair value. Loan commitments for residential real estate loans that will be classified as held for sale at the time of funding and which have an interest rate lock are recorded on the balance sheet at fair value with subsequent gains or losses recognized in other operating income. Unrealized gains on these loan commitments are reported as other assets, with unrealized losses reported as other liabilities. Other undrawn commitments relating to loans that are not held for sale are recorded in other liabilities and are carried at the amount of unamortized fees with an allowance for credit loss liability recognized for any estimated probable losses.

Recognition of Income. Interest income on loans is recorded on an accrual basis unless, in the opinion of management, there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due and the loan is not well-secured and in the process of collection. Loans meeting such criteria are classified as nonperforming and interest income is recorded on a cash basis. Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. At the time a loan is determined to be nonperforming, interest accrued but not collected is reversed against interest income in the current period. Interest collected on nonperforming loans is applied to principal unless, in the opinion of management, collectability of principal is not in doubt. Management’s assessment of indicators of loan and lease collectability, and its policies relative to the recognition of interest income, including the suspension and subsequent resumption of income recognition, do not meaningfully vary between loan and lease classes. Nonperforming loans are returned to performing status when factors indicating doubtful collectability no longer exist. Factors considered in returning a loan to performing status are consistent across all classes of loans and leases and, in accordance with regulatory guidance, relate primarily to expected payment performance. Loans are eligible to be returned to performing status when: (i) no principal or interest that is due is unpaid and repayment of the remaining contractual principal and interest is expected or (ii) the loan has otherwise become well-secured (possessing realizable value sufficient to discharge the debt, including accrued interest, in full) and is in the process of collection (through action reasonably expected to result in debt repayment or restoration to a current status in the near future). A loan that has not been brought fully current may be restored to performing status provided there has been a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms, and Northern Trust is reasonably assured of repayment within a reasonable period of time. Additionally, a loan that has been formally restructured so as to be reasonably assured of repayment and performance according to its modified terms may be returned to accrual status, provided there was a well-documented credit evaluation of the borrower’s financial condition and prospects of repayment under the revised terms, and there has been a sustained period of repayment performance (generally a minimum of six months) under the revised terms.

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

95 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

institutional, non-U.S., lease financing, and commercial-other classes relate to the borrower’s ability to perform under the terms of the obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value, and other factors. A loan is also considered to be impaired if its terms have been modified as a concession by Northern Trust or a bankruptcy court resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR). All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain reported as impaired. Impairment is measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established, or a charge-off is recorded, for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

Premiums and Discounts. Premiums and discounts on loans are recognized as an adjustment of yield using the interest method based on the contractual terms of the loan. Certain direct origination costs and fees are netted, deferred and amortized over the life of the related loan as an adjustment to the loan’s yield.

Direct Financing and Leverage Leases. Unearned lease income from direct financing and leveraged leases is recognized using the interest method. This method provides a constant rate of return on the unrecovered investment over the life of the lease. The rate of return and the allocation of income over the lease term are recalculated from the inception of the lease if during the lease term assumptions regarding the amount or timing of estimated cash flows change. Lease residual values are established at the inception of the lease based on in-house valuations and market analyses provided by outside parties. Lease residual values are reviewed at least annually for OTTI. A decline in the estimated residual value of a leased asset determined to be other-than-temporary would be recorded in the period in which the decline is identified as a reduction of interest income.

I. Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of probable losses which have occurred as of the date of the consolidated financial statements. The loan and lease portfolio and other lending-related credit exposures are regularly reviewed to evaluate the level of the allowance for credit losses. In determining an appropriate allowance level, Northern Trust evaluates the allowance necessary for impaired loans and lending-related commitments and also estimates losses inherent in other lending-related credit exposures. The allowance for credit losses consists of the following components:

Specific Allowance. The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, the value of collateral, and other factors that may impact the borrower’s ability to pay. For impaired loans where the amount of specific allowance, if any, is determined based on the value of the underlying real estate collateral, third-party appraisals are typically obtained and utilized by management. These appraisals are generally less than twelve months old and are subject to adjustments to reflect management’s judgment as to the realizable value of the collateral.

Inherent Allowance. The amount of inherent allowance is based on factors which incorporate management’s evaluation of historical charge-off experience and various qualitative factors such as management’s evaluation of economic and business conditions and changes in the character and size of the loan portfolio. Factors are applied to loan and lease credit exposures aggregated by shared risk characteristics and are reviewed quarterly by Northern Trust’s Loan Loss Reserve Committee which includes representatives from Credit Risk Management, reporting segment management and Corporate Financial Management.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance. Northern Trust’s policies relative to the charging-off of uncollectible loans and leases are consistent across both loan and lease segments. Determinations as to whether loan balances for which the collectability is in question are charged-off or a specific reserve is established are based on management’s assessment as to the level of certainty regarding the amount of loss. The provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance for credit losses to the level determined to be appropriate through the above process. Actual

96 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses may vary from current estimates and the amount of the provision for credit losses may be either greater than or less than actual net charge-offs.

Northern Trust analyzes its exposure to credit losses from both on-balance-sheet and off-balance-sheet activity using a consistent methodology. In estimating the allowance for credit losses for undrawn loan commitments and standby letters of credit, management uses conversion rates to determine the estimated amount that will be funded. Factors based on historical loss experience and specific risk characteristics of the loan product are utilized to calculate inherent losses related to undrawn commitments and standby letters of credit as of the reporting date. The portion of the allowance assigned to loans and leases is reported as a contra asset, directly following loans and leases in the consolidated balance sheet.

The portion of the allowance assigned to undrawn loan commitments and standby letters of credit is reported in other liabilities in the consolidated balance sheet.

J. Standby Letters of Credit. Fees on standby letters of credit are recognized in other operating income using the straight-line method over the lives of the underlying agreements. Northern Trust’s recorded other liability for standby letters of credit, reflecting the obligation it has undertaken, is measured as the amount of unamortized fees on these instruments.

K. Buildings and Equipment. Buildings and equipment owned are carried at original cost less accumulated depreciation. The charge for depreciation is computed using the straight-line method based on the following range of lives: buildings – up to 30 years; equipment – 3 to 10 years; and leasehold improvements–the shorter of the lease term or 15 years. Leased properties meeting certain criteria are capitalized and amortized using the straight-line method over the lease period.

L. Other Real Estate Owned (OREO). OREO is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of loans. OREO assets are carried at the lower of cost or fair value less estimated costs to sell and are recorded in other assets in the consolidated balance sheet. Fair value is typically based on third-party appraisals. Appraisals of OREO properties are updated on an annual basis and are subject to adjustments to reflect management’s judgment as to the realizable value of the properties. Losses identified during the 90-day period after the acquisition of such properties are charged against the allowance for credit losses assigned to loans and leases. Subsequent write-downs that may be required to the carrying value of these assets and gains or losses realized from asset sales are recorded within other operating expense.

M. Goodwill and Other Intangible Assets. Goodwill is not subject to amortization. Separately identifiable acquired intangible assets with finite lives are amortized over their estimated useful lives, primarily on a straight-line basis. Purchased software and allowable internal costs, including compensation relating to software developed for internal use, are capitalized. Software is amortized using the straight-line method over the estimated useful lives of the assets, generally ranging from 3 to 10 years.

Goodwill and other intangible assets are reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate the carrying amounts may not be recoverable.

N. Assets Under Custody and Assets Under Management. Assets held in fiduciary or agency capacities are not included on the consolidated balance sheet, since such items are not assets of Northern Trust.

O. Trust, Investment and Other Servicing Fees. Trust, investment and other servicing fees are recorded on the accrual basis, over the period in which the service is provided. Fees are a function of the market value of assets custodied, managed and serviced, the volume of transactions, securities lending volume and spreads, and fees for other services rendered, as set forth in the underlying client agreement. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.

Client reimbursed out-of-pocket expenses that are an extension of existing services that are being rendered are recorded on a gross basis as revenue.

97 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. Client Security Settlement Receivables. These receivables result from custody client withdrawals from short-term investment funds that settle on the following business day. Northern Trust advances cash to the client on the date of the client withdrawal and awaits collection from the short-term investment funds the following business day.

Q. Income Taxes. Northern Trust follows an asset and liability approach to account for income taxes. The objective is to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities resulting from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities. The measurement of tax assets and liabilities is based on enacted tax laws and applicable tax rates.

Tax positions taken or expected to be taken on a tax return are evaluated based on their likelihood of being sustained upon examination by tax authorities. Only tax positions that are considered more-likely-than-not to be sustained are recorded in the consolidated financial statements. Northern Trust recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes.

R. Cash Flow Statements. Cash and cash equivalents have been defined as “Cash and Due from Banks”.

S. Pension and Other Postretirement Benefits. Northern Trust records the funded status of its defined benefit pension and other postretirement plans on the consolidated balance sheet. Prepaid pension and postretirement benefits are reported in other assets and unfunded pension and postretirement benefits are reported in other liabilities. Plan assets and benefit obligations are measured annually at December 31. Pension costs are recognized ratably over the estimated working lifetime of eligible participants.

T. Share-Based Compensation Plans. Northern Trust recognizes as compensation expense the grant-date fair value of stock and stock unit awards and other share-based compensation granted to employees within the consolidated income statement. The fair values of stock and stock unit awards, including performance stock unit awards and director awards, are based on the price of the Corporation’s stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The model utilizes weighted-average assumptions regarding the period of time that options granted are expected to be outstanding (expected term) based primarily on the historical exercise behavior attributable to previous option grants, the estimated yield from dividends paid on the Corporation’s stock over the expected term of the options, the historical volatility of Northern Trust’s stock price and the implied volatility of traded options on Northern Trust stock, and a risk free interest rate based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

Compensation expense for share-based award grants with terms that provide for a graded vesting schedule, whereby portions of the award vest in increments over the requisite service period, are recognized on a straight-line basis over the requisite service period for the entire award. Northern Trust does not include an estimate of future forfeitures in its recognition of share-based compensation expense as historical forfeitures have not been significant. Share-based compensation expense is adjusted based on forfeitures as they occur. Dividend equivalents are paid on stock units that have been granted but not yet vested. Cash flows resulting from the realization of tax deductions from the exercise of stock options in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows.

U. Net Income Per Common Share. Basic net income per common share is computed by dividing net income/loss applicable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income applicable to common stock and potential common shares by the aggregate of the weighted average number of common shares outstanding during the period and common share equivalents calculated for stock options and restricted stock outstanding using the treasury stock method. In a period of a net loss, diluted net income per common share is calculated in the same manner as basic net income per common share.

Northern Trust has issued certain restricted stock awards, which are unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. These restricted shares are considered participating securities.

98 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, Northern Trust calculates net income applicable to common stock using the two-class method, whereby net income is allocated between common stock and participating securities.

Note 2 – Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This ASU requires that a mortgage loan be derecognized and a separate receivable, measured based on the amount of the loan balance expected to be recovered from the guarantor, be recognized upon foreclosure if certain conditions are met. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU is not expected to significantly impact Northern Trust’s consolidated financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)”. This ASU requires issuers or investors of hybrid instruments issued in the form of a share to determine whether the nature of the host contract is more akin to debt or equity by considering all stated and implied substantive terms and features of the hybrid instrument, including the embedded derivative feature, weighing each term and feature on the basis of the relevant facts and circumstances. This ASU is effective for interim and annual periods beginning after December 15, 2015. The adoption of this ASU is not expected to significantly impact Northern Trust’s consolidated financial position or results of operations.

Note 3 – Fair Value Measurements

Fair value under GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

99 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the years ended December 31, 2014, or 2013.

Level 1 – Quoted, active market prices for identical assets or liabilities. Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. treasury securities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of December 31, 2014, Northern Trust’s available for sale securities portfolio included 881 Level 2 securities with an aggregate market value of $25.0 billion. All 881 securities were valued by external pricing vendors. As of December 31, 2013, Northern Trust’s available for sale securities portfolio included 831 Level 2 securities with an aggregate market value of $26.4 billion. Of those, 829 securities, with a market value of $26.3 billion, were valued by external pricing vendors. The remaining 2 securities, with an aggregate market value of $57.4 million, were valued consistent with prices of similar securities as there were no vended prices available for these securities. Trading account securities, which totaled $4.7 million and $1.7 million as of December 31, 2014, and December 31, 2013, respectively, were all valued using external pricing vendors.

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

100 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about the estimated remaining lives of the securities and the applicable discount rates. Significant increases (decreases) in the estimated remaining lives or the discount rates in isolation would result in a significantly lower (higher) fair value measurement. Level 3 liabilities at December 31, 2013, consisted of an acquisition-related contingent consideration liability, the fair value of which was determined using an income-based (discounted cash flow) model that incorporated Northern Trust’s own assumptions about business growth rates and applicable discount rates, which represented unobservable inputs to the model. In April 2014, Northern Trust made a payment of $55.3 million to extinguish the contingent consideration liability at the value agreed by the parties.

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Financial Management, C&IS and Wealth Management) determine the valuation policies and procedures for Level 3 assets and liabilities. Generally, valuation policies are reviewed by management of each business or department. Fair value measurements are performed upon acquisitions of an asset or liability. As necessary, the valuation models are reviewed by management of the appropriate business or department, and adjusted for changes in inputs. Management of each business or department reviews the inputs in order to substantiate the unobservable inputs used in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third party information is used to support the fair value measurements. If certain third party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to conclude as to the appropriate fair value of the asset or liability.

The following presents the fair values of, and the valuation techniques, significant unobservable inputs, and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets and liabilities as of December 31, 2014.

TABLE 41: LEVEL 3 SIGNIFICANT UNOBSERVABLE INPUTS

FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF LIVES AND RATES
Auction Rate Securities	$18.1 million	Discounted Cash Flow	Remaining lives Discount rates	1.4 – 8.6 years 0.2% – 8.1%

101 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and 2013, segregated by fair value hierarchy level.

TABLE 42: RECURRING BASIS HIERARCHY LEVELING

	DECEMBER 31, 2014
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Securities
Available for Sale
U.S. Government	$4,506.9	$–	$–	$–	$4,506.9
Obligations of States and Political Subdivisions	–	4.6	–	–	4.6
Government Sponsored Agency	–	16,389.2	–	–	16,389.2
Non-U.S. Government	–	310.4	–	–	310.4
Corporate Debt	–	3,577.7	–	–	3,577.7
Covered Bonds	–	1,907.5	–	–	1,907.5
Supranational and Non-U.S. Agency Bonds	–	360.6	–	–	360.6
Residential Mortgage-Backed	–	6.4	–	–	6.4
Other Asset-Backed	–	2,321.3	–	–	2,321.3
Auction Rate	–	–	18.1	–	18.1
Other	–	155.8	–	–	155.8

Total Available for Sale	4,506.9	25,033.5	18.1	–	29,558.5

Trading Account	–	4.7	–	–	4.7

Total Available for Sale and Trading Securities	4,506.9	25,038.2	18.1	–	29,563.2

Other Assets
Derivative Assets
Foreign Exchange Contracts	–	4,275.2	–	–	4,275.2
Interest Rate Contracts	–	232.3	–	–	232.3

Total Derivative Assets	–	4,507.5	–	(2,257.1)	2,250.4

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	–	4,095.5	–	–	4,095.5
Interest Rate Swaps	–	131.8	–	–	131.8

Total Derivative Liabilities	$–	$4,227.3	$–	$(3,173.3)	$1,054.0

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of December 31, 2014, derivative assets and liabilities shown above also include reductions of $315.8 million and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

102 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2013
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	NETTING	ASSETS/ LIABILITIES AT FAIR VALUE
Securities
Available for Sale
U.S. Government	$1,917.9	$–	$–	$–	$1,917.9
Obligations of States and Political Subdivisions	–	4.6	–	–	4.6
Government Sponsored Agency	–	17,528.0	–	–	17,528.0
Non-U.S. Government	–	310.6	–	–	310.6
Corporate Debt	–	3,524.5	–	–	3,524.5
Covered Bonds	–	1,943.9	–	–	1,943.9
Supranational and Non-U.S. Agency Bonds	–	410.0	–	–	410.0
Residential Mortgage-Backed	–	48.1	–	–	48.1
Other Asset-Backed	–	2,391.8	–	–	2,391.8
Auction Rate	–	–	98.9	–	98.9
Other	–	214.5	–	–	214.5

Total Available for Sale	1,917.9	26,376.0	98.9	–	28,392.8

Trading Account	–	1.7	–	–	1.7

Total Available for Sale and Trading Securities	1,917.9	26,377.7	98.9	–	28,394.5

Other Assets
Derivative Assets
Foreign Exchange Contracts	–	2,865.7	–	–	2,865.7
Interest Rate Swaps	–	237.9	–	–	237.9

Total Derivatives Assets	–	3,103.6	–	(1,369.0)	1,734.6

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	–	2,905.7	–	–	2,905.7
Interest Rate Swaps	–	195.2	–	–	195.2
Credit Default Swaps

Total Derivative Liabilities	–	3,100.9	–	(1,926.0)	1,174.9

Contingent Consideration	$–	$–	$55.4	$–	$55.4

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

103 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the changes in Level 3 assets and liabilities for the years ended December 31, 2014, and 2013.

TABLE 43: CHANGES IN LEVEL 3 ASSETS AND LIABILITIES
LEVEL 3 ASSETS	AUCTION RATE SECURITIES
(In Millions)	2014	2013
Fair Value at January 1	$98.9	$97.8
Total Gains (Losses):
Included in Earnings(1)	4.4	0.1
Included in Other Comprehensive Income(2)	(1.7)	3.8
Purchases, Issuances, Sales, and Settlements:
Sales	(55.7)	(0.6)
Settlements	(27.8)	(2.2)

Fair Value at December 31	$18.1	$98.9

(1) Realized gains for the year ended December 31, 2014, of $4.4 million represents gains from the sale of securities of $1.7 million and redemptions by issuers of $2.7 million. Realized gains for the year ended December 31, 2013, of $0.1 million represents gains from redemptions by issuers. Gains on sales are recorded in investment security gains (losses) and gains on redemptions are recorded in interest income within the consolidated statement of income.

(2) Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale, within the consolidated statement of comprehensive income.

LEVEL 3 LIABILITIES	CONTINGENT CONSIDERATION
(In Millions)	2014	2013
Fair Value at January 1	$55.4	$50.1
Total (Gains) and Losses:
Included in Earnings(1)	(0.1)	5.3
Purchases, Issuances, Sales, and Settlements:
Settlements	(55.3)	–

Fair Value at December 31	$–	$55.4
Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at December 31(1)	$–	$5.3

(1) Gains (losses) are recorded in other operating income (expense) within the consolidated statement of income.

For the years ended December 31, 2014, and 2013, there were no assets or liabilities transferred into or out of Level 3.

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to separately disclose these subsequent fair value measurements and to classify them under the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis at December 31, 2014, and 2013, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real-estate and other available collateral, and of OREO properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset specific characteristics and in limited instances third-party valuations are used.

Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $14.2 million and $4.1 million, respectively, at December 31, 2014, and $34.0 million and $1.4 million, respectively, at December 31, 2013. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

The following table provides the fair value of, and the valuation technique, significant unobservable inputs, and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of December 31, 2014.

TABLE 44: LEVEL 3 NONRECURRING BASIS SIGNIFICANT UNOBSERVABLE INPUTS

FINANCIAL INSTRUMENT	FAIR VALUE	VALUATION TECHNIQUE	UNOBSERVABLE INPUT	RANGE OF DISCOUNTS APPLIED
Loans	$14.2 million	Market Approach	Discount to reflect realizable value	15% – 25%
OREO	$4.1 million	Market Approach	Discount to reflect realizable value	15% – 20%

104 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include cash and due from banks; federal funds sold and securities purchased under agreements to resell, interest-bearing deposits with banks, Federal Reserve deposits and other interest-bearing assets; client security settlement receivables; non-U.S. offices interest-bearing deposits; federal funds purchased; securities sold under agreements to repurchase; and other borrowings (includes term federal funds purchased, and other short-term borrowings). The fair values of demand, noninterest-bearing, savings, and money market deposits represent the amounts payable on demand as of the reporting date, although such deposits are typically priced at a premium in banking industry consolidations.

105 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair values of all financial instruments.

TABLE 45: FAIR VALUE OF FINANCIAL INSTRUMENTS

	DECEMBER 31, 2014
			FAIR VALUE
(In Millions)	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$3,050.6	$3,050.6	$3,050.6	$–	$–
Federal Funds Sold and Resell Agreements	1,062.7	1,062.7	–	1,062.7	–
Interest-Bearing Deposits with Banks	14,928.3	14,928.3	–	14,928.3	–
Federal Reserve Deposits	17,386.3	17,386.3	–	17,386.3	–
Securities
Available for Sale (Note)	29,558.5	29,558.5	4,506.9	25,033.5	18.1
Held to Maturity	4,170.8	4,176.1	–	4,176.1	–
Trading Account	4.7	4.7	–	4.7	–
Loans (excluding Leases)
Held for Investment	30,458.0	30,600.4	–	–	30,600.4
Held for Sale	2.5	2.5	–	–	2.5
Client Security Settlement Receivables	1,568.8	1,568.8	–	1,568.8	–
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	207.5	207.5	–	207.5	–
Community Development Investments	209.9	210.8	–	210.8	–
Employee Benefit and Deferred Compensation	143.2	146.7	96.7	50.0	–
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$41,454.6	$41,454.6	$41,454.6	$–	$–
Savings Certificates and Other Time	1,757.4	1,757.0	–	1,757.0	–
Non-U.S. Offices Interest-Bearing	47,545.0	47,545.0	–	47,545.0	–
Federal Funds Purchased	932.9	932.9	–	932.9	–
Securities Sold under Agreements to Repurchase	885.1	885.1	–	885.1	–
Other Borrowings	1,685.2	1,686.2	–	1,686.2	–
Senior Notes	1,497.0	1,541.8	–	1,541.8	–
Long Term Debt (excluding Leases)
Subordinated Debt	1,583.3	1,583.4	–	1,583.4	–
Floating Rate Capital Debt	277.2	242.8	–	242.8	–
Other Liabilities
Standby Letters of Credit	60.1	60.1	–	–	60.1
Loan Commitments	28.3	28.3	–	–	28.3
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$125.7	$125.7	$–	$125.7	$–
Liabilities	23.5	23.5	–	23.5	–
Interest Rate Contracts
Assets	126.8	126.8	–	126.8	–
Liabilities	30.5	30.5	–	30.5	–
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,149.5	4,149.5	–	4,149.5	–
Liabilities	4,072.0	4,072.0	–	4,072.0	–
Interest Rate Contracts
Assets	105.5	105.5	–	105.5	–
Liabilities	101.3	101.3	–	101.3	–

Note: Refer to the table located on page 102 for the disaggregation of available for sale securities.

106 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2013
(In Millions)			FAIR VALUE
	BOOK VALUE	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS
Cash and Due from Banks	$3,162.4	$3,162.4	$3,162.4	$–	$–
Federal Funds Sold and Resell Agreements	529.6	529.6	–	529.6	–
Interest-Bearing Deposits with Banks	19,397.4	19,397.4	–	19,397.4	–
Federal Reserve Deposits	12,911.5	12,911.5	–	12,911.5	–
Securities
Available for Sale (Note)	28,392.8	28,392.8	1,917.9	26,376.0	98.9
Held to Maturity	2,325.8	2,321.4	–	2,321.4	–
Trading Account	1.7	1.7	–	1.7	–
Loans (excluding Leases)
Held for Investment	28,136.5	28,147.2	–	–	28,147.2
Held for Sale	–	–	–	–	–
Client Security Settlement Receivables	1,355.2	1,355.2	–	1,355.2	–
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	194.7	194.7	–	194.7	–
Community Development Investments	228.1	227.8	–	227.8	–
Employee Benefit and Deferred Compensation	132.7	126.9	79.3	47.6	–
LIABILITIES
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$33,762.0	$33,762.0	$33,762.0	$–	$–
Savings Certificates and Other Time	1,874.4	1,877.1	–	1,877.1	–
Non-U.S. Offices Interest-Bearing	48,461.7	48,461.7	–	48,461.7	–
Federal Funds Purchased	965.1	965.1	–	965.1	–
Securities Sold under Agreements to Repurchase	917.3	917.3	–	917.3	–
Other Borrowings	1,558.6	1,558.6	–	1,558.6	–
Senior Notes	1,996.6	1,989.3	–	1,989.3	–
Long Term Debt (excluding Leases)
Subordinated Debt	1,537.3	1,563.5	–	1,563.5	–
Federal Home Loan Bank Borrowings	135.0	137.2	–	137.2	–
Floating Rate Capital Debt	277.1	230.2	–	230.2	–
Other Liabilities
Standby Letters of Credit	59.6	59.6	–	–	59.6
Contingent Consideration	55.4	55.4	–	–	55.4
Loan Commitments	35.7	35.7	–	–	35.7
DERIVATIVE INSTRUMENTS
Asset/Liability Management
Foreign Exchange Contracts
Assets	$21.0	$21.0	$–	$21.0	$–
Liabilities	59.5	59.5	–	59.5	–
Interest Rate Swaps
Assets	115.1	115.1	–	115.1	–
Liabilities	78.2	78.2	–	78.2	–
Client-Related and Trading
Foreign Exchange Contracts
Assets	2,844.7	2,844.7	–	2,844.7	–
Liabilities	2,846.2	2,846.2	–	2,846.2	–
Interest Rate Contracts
Assets	122.8	122.8	–	122.8	–
Liabilities	117.0	117.0	–	117.0	–

Note: Refer to the table located on page 103 for the disaggregation of available for sale securities.

107 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Securities

Securities Available for Sale. The following tables provide the amortized cost, fair values, and remaining maturities of securities available for sale.

TABLE 46: RECONCILIATION OF AMORTIZED COST TO FAIR VALUE OF SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2014
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$4,493.5	$15.1	$1.7	$4,506.9
Obligations of States and Political Subdivisions	4.5	0.1	–	4.6
Government Sponsored Agency	16,326.4	82.3	19.5	16,389.2
Non-U.S. Government	309.5	0.9	–	310.4
Corporate Debt	3,617.5	1.8	41.6	3,577.7
Covered Bonds	1,899.9	7.9	0.3	1,907.5
Supranational and Non-U.S. Agency Bonds	360.0	1.5	0.9	360.6
Residential Mortgage-Backed	6.9	–	0.5	6.4
Other Asset-Backed	2,321.8	0.5	1.0	2,321.3
Auction Rate	18.4	0.5	0.8	18.1
Other	155.7	0.3	0.2	155.8

Total	$29,514.1	$110.9	$66.5	$29,558.5

	DECEMBER 31, 2013
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. Government	$1,896.7	$22.6	$1.4	$1,917.9
Obligations of States and Political Subdivisions	4.5	0.1	–	4.6
Government Sponsored Agency	17,495.2	80.7	47.9	17,528.0
Non-U.S. Government	307.0	3.6	–	310.6
Corporate Debt	3,615.2	10.5	101.2	3,524.5
Covered Bonds	1,898.9	50.9	5.9	1,943.9
Supranational and Non-U.S. Agency Bonds	410.0	1.7	1.7	410.0
Residential Mortgage-Backed	52.4	0.1	4.4	48.1
Other Asset-Backed	2,390.8	1.4	0.4	2,391.8
Auction Rate	97.5	2.2	0.8	98.9
Other	214.1	0.4	–	214.5

Total	$28,382.3	$174.2	$163.7	$28,392.8

TABLE 47: REMAINING MATURITY OF SECURITIES AVAILABLE FOR SALE

	DECEMBER 31, 2014		DECEMBER 31, 2013
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$7,467.4	$7,487.9	$9,552.9	$9,565.7
Due After One Year Through Five Years	17,132.7	17,157.6	15,011.4	15,067.2
Due After Five Years Through Ten Years	3,394.2	3,418.0	2,545.9	2,494.1
Due After Ten Years	1,519.8	1,495.0	1,272.1	1,265.8

Total	$29,514.1	$29,558.5	$28,382.3	$28,392.8

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

108 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Held to Maturity. The following tables provide the amortized cost, fair values and remaining maturities of securities held to maturity.

TABLE 48: RECONCILIATION OF AMORTIZED COST TO FAIR VALUES OF SECURITIES HELD TO MATURITY

	DECEMBER 31, 2014
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$121.9	$7.4	$–	$129.3
Government Sponsored Agency	18.4	1.1	–	19.5
Non-U.S. Government	1,281.6	6.6	0.4	1,287.8
Certificates of Deposit	924.3	0.1	0.1	924.3
Supranational and Non-U.S. Agency Bonds	1,745.8	10.9	0.5	1,756.2
Other	78.8	0.3	20.1	59.0

Total	$4,170.8	$26.4	$21.1	$4,176.1

	DECEMBER 31, 2013
(In Millions)	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Obligations of States and Political Subdivisions	$225.2	$10.3	$–	$235.5
Government Sponsored Agency	35.9	1.1	–	37.0
Non-U.S. Government	722.0	0.8	1.1	721.7
Certificates of Deposit	698.1	–	0.2	697.9
Supranational and Non-U.S. Agency Bonds	584.7	–	3.2	581.5
Other	59.9	0.1	12.2	47.8

Total	$2,325.8	$12.3	$16.7	$2,321.4

TABLE 49: REMAINING MATURITY OF SECURITIES HELD TO MATURITY

	DECEMBER 31, 2014		DECEMBER 31, 2013
(In Millions)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$1,503.5	$1,504.7	$1,009.9	$1,011.2
Due After One Year Through Five Years	2,602.8	2,622.3	1,254.9	1,257.0
Due After Five Years Through Ten Years	23.5	21.5	26.1	27.1
Due After Ten Years	41.0	27.6	34.9	26.1

Total	$4,170.8	$4,176.1	$2,325.8	$2,321.4

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

Investment Security Gains and Losses. Net investment security losses of $4.3 million were recognized in 2014 and include $4.2 million of charges related to the OTTI of certain Community Reinvestment Act (CRA) eligible held to maturity securities. Net investment security losses of $1.5 million, and $1.7 million were recognized in 2013, and 2012, respectively. Losses in 2012 include $3.3 million of OTTI losses. There were no OTTI losses in 2013. Proceeds of $851.8 million from the sale of securities in 2014 resulted in gross realized gains and losses of $2.8 million and $2.9 million, respectively. Proceeds of $0.5 billion from the sale of securities in 2013 resulted in gross realized gains and losses of $0.8 million and $2.3 million, respectively. Proceeds of $2.7 billion from the sale of securities in 2012 resulted in gross realized gains and losses of $23.5 million and $21.9 million, respectively.

109 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2014, and 2013.

TABLE 50: SECURITIES WITH UNREALIZED LOSSES

AS OF DECEMBER 31, 2014	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$998.2	$1.7	$–	$–	$998.2	$1.7
Government Sponsored Agency	2,344.9	6.6	1,730.0	12.9	4,074.9	19.5
Non-U.S. Government	292.9	0.4	–	–	292.9	0.4
Corporate Debt	1,244.5	3.9	1,338.8	37.7	2,583.3	41.6
Covered Bonds	142.3	0.2	10.0	0.1	152.3	0.3
Supranational and Non-U.S. Agency Bonds	313.2	0.3	175.5	1.1	488.7	1.4
Residential Mortgage-Backed	–	–	4.5	0.5	4.5	0.5
Other Asset-Backed	1,297.6	1.0	–	–	1,297.6	1.0
Certificates of Deposit	438.6	0.1	–	–	438.6	0.1
Auction Rate	2.4	0.2	4.7	0.6	7.1	0.8
Other	27.1	12.1	45.6	8.2	72.7	20.3

Total	$7,101.7	$26.5	$3,309.1	$61.1	$10,410.8	$87.6

AS OF DECEMBER 31, 2013	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
(In Millions)	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
U.S. Government	$896.4	$1.4	$–	$–	$896.4	$1.4
Government Sponsored Agency	4,340.8	42.6	413.7	5.3	4,754.5	47.9
Non-U.S. Government	176.7	1.1	–	–	176.7	1.1
Corporate Debt	1,759.5	85.4	267.0	15.8	2,026.5	101.2
Covered Bonds	278.8	5.7	9.9	0.2	288.7	5.9
Supranational and Non-U.S. Agency Bonds	612.7	4.9	–	–	612.7	4.9
Residential Mortgage-Backed	–	–	42.0	4.4	42.0	4.4
Other Asset-Backed	677.0	0.4	–	–	677.0	0.4
Certificates of Deposit	684.2	0.2	–	–	684.2	0.2
Auction Rate	22.1	0.1	14.0	0.7	36.1	0.8
Other	25.7	4.0	29.5	8.2	55.2	12.2

Total	$9,473.9	$145.8	$776.1	$34.6	$10,250.0	$180.4

As of December 31, 2014, 515 securities with a combined fair value of $10.4 billion were in an unrealized loss position, with their unrealized losses totaling $87.6 million. Unrealized losses of $41.6 million within corporate debt securities primarily reflect widened credit spreads and higher market rates since purchase; 40% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $19.5 million related to government sponsored agency securities are primarily attributable to changes in market rates since their purchase.

Unrealized losses on residential mortgage-backed securities totaling $0.5 million reflect the impact of wider credit and liquidity spreads on the valuations of one residential mortgage-backed security since purchase, with it having been in an unrealized loss position for more than 12 months. Securities classified as “other asset-backed” at December 31, 2014 had average lives of less than 5 years, and 100% were rated triple-A.

The majority of the $20.3 million of unrealized losses in securities classified as “other” at December 31, 2014, relate to securities primarily purchased at a premium or par by Northern Trust for compliance with the Community Reinvestment Act (CRA). Unrealized losses on these CRA related other securities are attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low to moderate income communities within Northern Trust’s market area. Unrealized losses of $0.8 million related to auction rate securities primarily reflect reduced market liquidity as a majority of auctions continue to fail preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of December 31, 2014, are attributable to changes in overall market interest

110 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates, increased credit spreads, or reduced market liquidity. As of December 31, 2014, Northern Trust does not intend to sell any investment in an unrealized loss position and it is not more likely than not that Northern Trust will be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

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

While all securities are considered, the process for identifying credit impairment within CRA eligible mortgage-backed securities, the security type for which Northern Trust has recognized all of the OTTI in 2014, incorporates an expected loss approach using discounted cash flows on the underlying collateral pools. To evaluate whether an unrealized loss on CRA mortgage-backed securities is other-than-temporary, a calculation of the security’s present value is made using current pool data, the current delinquency pipeline, default rates and loan loss severities based on the historical performance of like collateral, and Northern Trust’s outlook for the housing market and the overall economy. If the present value of the collateral pools was found to be less than the current amortized cost of the security, a credit-related OTTI loss would be recorded in earnings equal to the difference between the two amounts.

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

As of December 31, 2014, impairment estimates for CRA mortgage-backed securities were developed using default and loss severity rates sourced from industry mortgage data. Ultimate recovery value of the securities was determined by applying default and severity rates against remaining collateral balances in the pools. An expected loss amount was calculated by applying loss severity rates on defaulted amounts. Lastly, book values were compared against collateral values net of expected losses in order to determine OTTI.

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

As of December 31, 2014, loss estimates for prime and 2nd lien collateral portfolios were developed using default roll rates, determined primarily by the stage of delinquency of the underlying instrument, that generally assumed ultimate default rates approximating 5% to 30% for current loans; 30% for loans 30 to 60 days delinquent; 80% for loans 60 to 90 days delinquent; 90% for loans delinquent greater than 90 days; and 100% for OREO properties and loans that are in foreclosure.

111 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, amortized cost, weighted average ultimate default rates, and impairment severity rates for the non-agency residential mortgage-backed securities portfolio, by security type, are provided in the following table.

TABLE 51: NON-AGENCY RESIDENTIAL MORTGAGE-BACKED SECURITIES

	DECEMBER 31, 2014
			LOSS SEVERITY RATES
($ In Millions)	AMORTIZED COST	WEIGHTED AVERAGE ULTIMATE DEFAULT RATES	LOW	HIGH	WEIGHTED AVERAGE
Prime	$1.9	5.0%	32.1%	32.1%	32.1%
2nd Lien	5.0	32.2	99.0	99.0	99.0

Total Non-Agency Residential Mortgage-Backed Securities	$6.9	25.3%	32.1%	99.0%	81.1%

Northern Trust’s processes for identifying credit impairment within auction rate securities are largely consistent with the processes utilized for non-agency residential mortgage-backed securities and include analyses of loss severities and default rates adjusted for the type of underlying loan and the presence of government guarantees, as applicable. There were $4.2 million of OTTI losses recognized in 2014, all of which related to CRA eligible mortgage-backed securities. No OTTI losses were recognized during the year ended December 31, 2013. There were $3.3 million of OTTI losses in 2012, of which $1.7 million related to non-agency residential mortgage-backed securities and $1.6 million related to auction rate securities.

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the years ended December 31, 2014, 2013, and 2012.

TABLE 52: NET IMPAIRMENT LOSSES RECOGNIZED IN EARNINGS	DECEMBER 31,
(In Millions)	2014	2013	2012
Changes in Other-Than-Temporary Impairment Losses(1)	$(4.9)	$–	$(2.7)
Noncredit-related Losses Recorded in / (Reclassified from) OCI(2)	0.7	–	(0.6)

Net Impairment Losses Recognized in Earnings	$(4.2)	$–	$(3.3)

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

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

TABLE 53: CUMULATIVE CREDIT-RELATED LOSSES ON SECURITIES HELD	YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013
Cumulative Credit-Related Losses on Securities Held – Beginning of Year	$8.8	$42.3
Plus: Losses on Newly Identified Impairments	1.8	–
Additional Losses on Previously Identified Impairments	2.4	–
Less: Current and Prior Period Losses on Securities Sold During the Year	(7.8)	(33.5)

Cumulative Credit-Related Losses on Securities Held – End of Year	$5.2	$8.8

112 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

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

The following tables summarize information related to securities purchased under agreements to resell and securities sold under agreements to repurchase.

TABLE 54: SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

($ In Millions)	2014	2013
Balance at December 31	$1,000.0	$500.0
Average Balance During the Year	742.1	396.3
Average Interest Rate Earned During the Year	0.45%	0.46%
Maximum Month-End Balance During the Year	1,000.0	571.5

TABLE 55: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

($ In Millions)	2014	2013
Balance at December 31	$885.1	$917.3
Average Balance During the Year	989.6	594.3
Average Interest Rate Paid During the Year	0.04%	0.07%
Maximum Month-End Balance During the Year	1,038.1	917.3

Note 6 – Loans and Leases

Amounts outstanding for loans and leases, by segment and class, are shown below.

TABLE 56: LOANS AND LEASES	DECEMBER 31,
(In Millions)	2014	2013
Commercial
Commercial and Institutional	$8,381.9	$7,375.8
Commercial Real Estate	3,333.3	2,955.8
Lease Financing, net	916.3	975.1
Non-U.S.	1,530.6	954.7
Other	191.5	358.6

Total Commercial	14,353.6	12,620.0

Personal
Residential Real Estate	9,782.6	10,271.3
Private Client	7,466.9	6,445.6
Other	37.1	48.6

Total Personal	17,286.6	16,765.5

Total Loans and Leases	$31,640.2	$29,385.5
Allowance for Credit Losses Assigned to Loans and Leases	(267.0)	(278.1)

Net Loans and Leases	$31,373.2	$29,107.4

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan to collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of December 31, 2014, and 2013, equity credit lines totaled $1.8 billion and $2.0

113 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 89% and 87%, respectively, of the total equity credit lines as of those dates.

Included within the non-U.S., commercial-other, and personal-other classes are short duration advances, primarily related to the processing of custodied client investments, that totaled $1.5 billion and $1.3 billion at December 31, 2014, and 2013, respectively. Demand deposits reclassified as loan balances totaled $92.1 million and $104.1 million at December 31, 2014, and 2013, respectively. Loans classified as held for sale totaled $2.5 million at December 31, 2014. There were no loans classified as held for sale at December 31, 2013.

The components of the net investment in direct finance and leveraged leases are as follows:

TABLE 57: DIRECT FINANCE AND LEVERAGED LEASES	DECEMBER 31,
(In Millions)	2014	2013
Direct Finance Leases:
Lease Receivable	$195.4	$189.4
Residual Value	208.8	143.1
Initial Direct Costs	3.6	2.5
Unearned Income	(39.1)	(31.1)

Investment in Direct Finance Leases	368.7	303.9

Leveraged Leases:
Net Rental Receivable	413.6	544.4
Residual Value	285.6	295.6
Unearned Income	(151.6)	(168.8)

Investment in Leveraged Leases	547.6	671.2

Lease Financing, net	$916.3	$975.1

The following schedule reflects the future minimum lease payments to be received over the next five years under direct finance leases:

TABLE 58: FUTURE MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2015	$48.4
2016	40.4
2017	37.6
2018	29.8
2019	17.9

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

•	Commercial and Institutional: leverage, profit margin, liquidity, asset size and capital levels;
•	Commercial Real Estate: debt service coverage, loan-to-value ratio, leasing status and guarantor support;
•	Lease Financing and Commercial-Other: leverage, profit margin, liquidity, asset size and capital levels;

114 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Non-U.S.: leverage, profit margin, liquidity, return on assets and capital levels;
•	Residential Real Estate: payment history, credit bureau scores and loan-to-value ratio;
•	Private Client: cash flow-to-debt and net worth ratios, leverage and liquidity; and
•	Personal-Other: cash flow-to-debt and net worth ratios.

While the criteria vary by model, the objective is for the borrower ratings to be consistent in both the measurement and ranking of risk. Each model is calibrated to a master rating scale to support this consistency. Ratings for borrowers not in default range from “1” for the strongest credits to “7” for the weakest non-defaulted credits. Ratings of “8” or “9” are used for defaulted borrowers. Borrower risk ratings are monitored and are revised when events or circumstances indicate a change is required. Risk ratings are generally validated at least annually.

Loan and lease segment and class balances at December 31, 2014, and 2013 are provided below, segregated by borrower ratings into “1 to 3”, “4 to 5”, and “6 to 9” (watch list), categories.

TABLE 59: BORROWER RATINGS

	DECEMBER 31, 2014				DECEMBER 31, 2013
(In Millions)	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL	1 TO 3 CATEGORY	4 TO 5 CATEGORY	6 TO 9 CATEGORY (WATCH LIST)	TOTAL
Commercial
Commercial and Institutional	$5,340.9	$2,947.3	$93.7	$8,381.9	$4,432.5	$2,801.5	$141.8	$7,375.8
Commercial Real Estate	1,371.7	1,861.8	99.8	3,333.3	1,053.7	1,748.7	153.4	2,955.8
Lease Financing, net	552.5	360.3	3.5	916.3	685.7	285.0	4.4	975.1
Non-U.S.	636.8	892.9	0.9	1,530.6	442.8	511.9	–	954.7
Other	108.1	83.4	–	191.5	157.7	200.9	–	358.6

Total Commercial	8,010.0	6,145.7	197.9	14,353.6	6,772.4	5,548.0	299.6	12,620.0

Personal
Residential Real Estate	3,148.0	6,207.0	427.6	9,782.6	3,204.6	6,563.6	503.1	10,271.3
Private Client	5,143.8	2,311.7	11.4	7,466.9	3,957.6	2,481.2	6.8	6,445.6
Other	21.1	16.0	–	37.1	21.2	27.4	–	48.6

Total Personal	8,312.9	8,534.7	439.0	17,286.6	7,183.4	9,072.2	509.9	16,765.5

Total Loans and Leases	$16,322.9	$14,680.4	$636.9	$31,640.2	$13,955.8	$14,620.2	$809.5	$29,385.5

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

115 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the other real estate owned and total nonperforming asset balances, as of December 31, 2014, and 2013.

TABLE 60: DELINQUENCY STATUS
(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
DECEMBER 31, 2014
Commercial
Commercial and Institutional	$8,340.5	$14.5	$4.0	$7.9	$8,366.9	$15.0	$8,381.9
Commercial Real Estate	3,274.3	9.6	9.8	2.5	3,296.2	37.1	3,333.3
Lease Financing, net	916.3	–	–	–	916.3	–	916.3
Non-U.S.	1,530.6	–	–	–	1,530.6	–	1,530.6
Other	191.5	–	–	–	191.5	–	191.5

Total Commercial	14,253.2	24.1	13.8	10.4	14,301.5	52.1	14,353.6

Personal
Residential Real Estate	9,556.3	49.5	9.9	4.5	9,620.2	162.4	9,782.6
Private Client	7,396.0	56.0	5.9	7.8	7,465.7	1.2	7,466.9
Other	37.1	–	–	–	37.1	–	37.1

Total Personal	16,989.4	105.5	15.8	12.3	17,123.0	163.6	17,286.6

Total Loans and Leases	$31,242.6	$129.6	$29.6	$22.7	$31,424.5	$215.7	$31,640.2

			Other Real Estate Owned			$16.6

			Total Nonperforming Assets			$232.3

(In Millions)	CURRENT	30 – 59 DAYS PAST DUE	60 – 89 DAYS PAST DUE	90 DAYS OR MORE PAST DUE	TOTAL PERFORMING	NONPERFORMING	TOTAL LOANS AND LEASES
DECEMBER 31, 2013
Commercial
Commercial and Institutional	$7,332.3	$5.0	$12.1	$3.3	$7,352.7	$23.1	$7,375.8
Commercial Real Estate	2,881.1	4.1	14.6	6.8	2,906.6	49.2	2,955.8
Lease Financing, net	975.1	–	–	–	975.1	–	975.1
Non-U.S.	954.7	–	–	–	954.7	–	954.7
Other	358.6	–	–	–	358.6	–	358.6

Total Commercial	12,501.8	9.1	26.7	10.1	12,547.7	72.3	12,620.0

Personal
Residential Real Estate	9,934.4	129.3	15.6	2.9	10,082.2	189.1	10,271.3
Private Client	6,404.2	29.1	7.5	3.4	6,444.2	1.4	6,445.6
Other	48.6	–	–	–	48.6	–	48.6

Total Personal	16,387.2	158.4	23.1	6.3	16,575.0	190.5	16,765.5

Total Loans and Leases	$28,889.0	$167.5	$49.8	$16.4	$29,122.7	$262.8	$29,385.5

			Other Real Estate Owned			$11.9

			Total Nonperforming Assets			$274.7

116 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information related to impaired loans by segment and class.

TABLE 61: IMPAIRED LOANS
	AS OF DECEMBER 31, 2014			AS OF DECEMBER 31, 2013
(In Millions)	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE	SPECIFIC ALLOWANCE
With no related specific allowance
Commercial and Institutional	$9.0	$12.0	$–	$12.2	$18.1	$–
Commercial Real Estate	47.0	52.4	–	46.6	57.1	–
Lease Financing, net	4.2	4.2	–	4.4	4.4	–
Residential Real Estate	160.9	204.8	–	185.0	227.8	–
Private Client	0.2	0.5	–	0.8	0.8	–
With a related specific allowance
Commercial and Institutional	6.5	6.6	2.9	9.6	12.1	3.6
Commercial Real Estate	12.2	18.3	2.9	26.7	31.5	4.5
Residential Real Estate	1.4	1.4	0.4	8.1	8.7	2.3
Private Client	0.8	0.8	0.4	–	–	–
Total
Commercial	78.9	93.5	5.8	99.5	123.2	8.1
Personal	163.3	207.5	0.8	193.9	237.3	2.3

Total	$242.2	$301.0	$6.6	$293.4	$360.5	$10.4

	YEAR ENDED DECEMBER 31, 2014		YEAR ENDED DECEMBER 31, 2013
(In Millions)	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED	AVERAGE RECORDED INVESTMENT	INTEREST INCOME RECOGNIZED
With no related specific allowance
Commercial and Institutional	$11.3	$0.1	$11.7	$0.2
Commercial Real Estate	46.1	1.0	42.4	0.9
Lease Financing, net	4.3	0.2	4.5	0.2
Residential Real Estate	176.7	2.6	160.2	2.5
Private Client	0.5	–	10.2	–
With a related specific allowance
Commercial and Institutional	9.6	–	12.5	–
Commercial Real Estate	18.8	–	31.0	–
Lease Financing, net	–	–	0.7	–
Residential Real Estate	3.3	–	5.7	–
Private Client	0.6	–	4.0	–
Total
Commercial	90.1	1.3	102.8	1.3
Personal	181.1	2.6	180.1	2.5

Total	$271.2	$3.9	$282.9	$3.8

Note: Average recorded investments in impaired loans are calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded on nonperforming loans in accordance with their original terms totaled approximately $9.1 million in 2014, $10.6 million in 2013, and $11.6 million in 2012.

There were $2.4 million and $3.4 million of aggregate undrawn loan commitments and standby letters of credit at December 31, 2014, and 2013, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

117 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings (TDRs): Included within impaired loans were $82.7 million and $72.7 million of nonperforming TDRs and $68.6 million and $89.8 million of performing TDRs as of December 31, 2014, and 2013, respectively.

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the years ended December 31, 2014, and 2013, and the recorded investments and unpaid principal balances as of December 31, 2014, and 2013.

TABLE 62: TROUBLED DEBT RESTRUCTURINGS
($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2014
Commercial
Commercial and Institutional	2	$0.7	$0.8
Commercial Real Estate	8	3.9	4.8

Total Commercial	10	4.6	5.6

Personal
Residential Real Estate	124	15.0	17.9
Private Client	4	0.2	0.5

Total Personal	128	15.2	18.4

Total Loans and Leases	138	$19.8	$24.0

Note: Period end balances reflect all paydowns and charge-offs during the year.

($ In Millions)	NUMBER OF LOANS AND LEASES	RECORDED INVESTMENT	UNPAID PRINCIPAL BALANCE
December 31, 2013
Commercial
Commercial and Institutional	14	$3.4	$4.7
Commercial Real Estate	12	27.7	36.2

Total Commercial	26	31.1	40.9

Personal
Residential Real Estate	168	49.1	60.0
Private Client	9	12.9	12.9

Total Personal	177	62.0	72.9

Total Loans and Leases	203	$93.1	$113.8

Note: Period end balances reflect all paydowns and charge-offs during the year.

TDR modifications primarily involve interest rate concessions, extensions of term, deferrals of principal, and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations. During the year ended December 31, 2014, the majority of TDR modifications of loans within commercial and institutional, commercial real estate, and private client classes were primarily extensions of term and other modifications. During the year ended December 31, 2014 TDR modifications of loans within residential real estate were primarily deferrals of principal, extension of term and other modifications. During the year ended December 31, 2013, TDR modifications of loans within commercial and institutional, commercial real estate, lease financing, and private client classes were primarily deferrals of principal, extensions of term, and other modifications; modifications of residential real estate loans were primarily deferrals of principal, extensions of term, interest rate concessions and other modifications.

There were no loans or leases modified in troubled debt restructurings during the previous twelve-month periods which subsequently became nonperforming during the years ended December 31, 2014, or 2013.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.

118 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Allowance for Credit Losses

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

In establishing the inherent portion of the allowance for credit losses, Northern Trust’s Loan Loss Reserve Committee assesses a common set of qualitative factors applicable to both the commercial and personal loan segments. The risk characteristics underlying these qualitative factors, and management’s assessments as to the relative importance of a qualitative factor, can vary between loan segments and between classes within loan segments. Factors evaluated include those related to external matters, such as economic conditions and changes in collateral value, and those related to internal matters, such as changes in asset quality metrics and loan review activities. In addition to the factors noted above, risk characteristics such as portfolio delinquencies, percentage of portfolio on the watch list and on nonperforming status, and average borrower ratings are assessed in the determination of the inherent allowance.

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

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance. Determinations as to whether an uncollectible loan is charged off or a specific allowance is established are based on management’s assessment as to the level of certainty regarding the amount of loss.

Changes in the allowance for credit losses by segment were as follows:

TABLE 63: CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	2014			2013			2012
(In Millions)	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL	COMMERCIAL	PERSONAL	TOTAL
Balance at Beginning of Year	$168.0	$139.9	$307.9	$194.2	$133.4	$327.6	$211.0	$117.9	$328.9
Charge-Offs	(12.9)	(23.2)	(36.1)	(16.7)	(42.6)	(59.3)	(19.9)	(43.1)	(63.0)
Recoveries	11.1	7.0	18.1	8.6	11.0	19.6	20.3	16.4	36.7

Net (Charge-Offs) Recoveries	(1.8)	(16.2)	(18.0)	(8.1)	(31.6)	(39.7)	0.4	(26.7)	(26.3)
Provision for Credit Losses	3.5	2.5	6.0	(18.1)	38.1	20.0	(17.2)	42.2	25.0

Balance at End of Year	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9	$194.2	$133.4	$327.6

Allowance for Credit Losses Assigned to:
Loans and Leases	$143.8	$123.2	$267.0	$140.9	$137.2	$278.1	$166.1	$131.8	$297.9
Undrawn Commitments and Standby Letters of Credit	25.9	3.0	28.9	27.1	2.7	29.8	28.1	1.6	29.7

Total Allowance for Credit Losses	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9	$194.2	$133.4	$327.6

119 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding the recorded investments in loans and leases and the allowance for credit losses by segment as of December 31, 2014, and 2013.

TABLE 64: RECORDED INVESTMENTS IN LOANS AND LEASES
(In Millions)	COMMERCIAL	PERSONAL	TOTAL
DECEMBER 31, 2014
Loans and Leases
Specifically Evaluated for Impairment	$78.9	$163.3	$242.2
Evaluated for Inherent Impairment	14,274.7	17,123.3	31,398.0

Total Loans and Leases	14,353.6	17,286.6	31,640.2
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	5.8	0.8	6.6
Evaluated for Inherent Impairment	138.0	122.4	260.4

Allowance assigned to loans and leases	143.8	123.2	267.0
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	25.9	3.0	28.9

Total Allowance for Credit Losses	$169.7	$126.2	$295.9

(In Millions)	COMMERCIAL	PERSONAL	TOTAL
DECEMBER 31, 2013
Loans and Leases
Specifically Evaluated for Impairment	$99.5	$193.9	$293.4
Evaluated for Inherent Impairment	12,520.5	16,571.6	29,092.1

Total Loans and Leases	12,620.0	16,765.5	29,385.5
Allowance for Credit Losses on Credit Exposures
Specifically Evaluated for Impairment	8.1	2.3	10.4
Evaluated for Inherent Impairment	132.8	134.9	267.7

Allowance assigned to loans and leases	140.9	137.2	278.1
Allowance for Undrawn Exposures
Commitments and Standby Letters of Credit	27.1	2.7	29.8

Total Allowance for Credit Losses	$168.0	$139.9	$307.9

Note 8 – Concentrations of Credit Risk

Concentrations of credit risk exist if a number of borrowers or other counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The fact that a credit exposure falls into one of these groups does not necessarily indicate that the credit has a higher than normal degree of credit risk. These groups are: banks and bank holding companies, residential real estate, and commercial real estate.

Banks and Bank Holding Companies. On-balance sheet credit risk to banks and bank holding companies, both U.S. and non-U.S., consists primarily of interest bearing deposits with banks, federal funds sold, and securities purchased under agreements to resell, which totaled $16.0 billion and $19.9 billion at December 31, 2014, and 2013, respectively, and noninterest-bearing demand balances maintained at correspondent banks, which totaled $1.1 billion and $3.0 billion at December 31, 2014, and 2013, respectively. Credit risk associated with U.S. and non-U.S. banks and bank holding companies deemed to be counterparties by Credit Risk Management is managed by the Counterparty Risk Management Committee. Credit limits are established through a review process that includes an internally prepared financial analysis, use of an internal risk rating system and consideration of external ratings from rating agencies. Northern Trust places deposits with banks that have strong internal and external credit ratings and the average life to maturity of deposits with banks is maintained on a short-term basis in order to respond quickly to changing credit conditions.

120 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential Real Estate. At December 31, 2014, residential real estate loans totaled $9.8 billion, or 32% of total U.S. loans at December 31, 2014, compared with $10.3 billion, or 36% of total U.S. loans, at December 31, 2013. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require a loan-to-collateral value ratio of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties. Of the total $9.8 billion in residential real estate loans, $3.0 billion were in the greater Chicago area, $2.2 billion were in Florida, and $1.6 billion were in California, with the remainder distributed throughout the other geographic regions within the U.S. served by Northern Trust. Legally binding undrawn commitments to extend residential real estate credit, which are primarily equity credit lines, totaled $1.6 billion and $1.7 billion at December 31, 2014, and 2013, respectively.

Commercial Real Estate. The commercial real estate portfolio consists of commercial mortgages and construction, acquisition and development loans extended to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required. Commercial mortgage financing is provided for the acquisition or refinancing of income-producing properties. Cash flows from the properties generally are sufficient to amortize the loan. These loans are primarily located in the Illinois, Florida, California, Texas and Arizona markets. Construction, acquisition and development loans provide financing for commercial real estate prior to rental income stabilization. The intent is generally that the borrower will sell the project or refinance the loan through a commercial mortgage with Northern Trust or another financial institution upon completion.

The table below provides additional detail regarding commercial real estate loan types:

TABLE 65: COMMERCIAL REAL ESTATE LOANS

	DECEMBER 31,
(In Millions)	2014	2013
Commercial Mortgages
Apartment/ Multi-family	$728.7	$616.2
Office	735.5	686.0
Retail	854.1	768.0
Industrial/ Warehouse	323.7	318.6
Other	125.7	110.6

Total Commercial Mortgages	2,767.7	2,499.4
Construction, Acquisition and Development Loans	256.8	254.2
Single Family Investment	121.3	110.0
Other Commercial Real Estate Related	187.5	92.2

Total Commercial Real Estate Loans	$3,333.3	$2,955.8

Note 9 – Buildings and Equipment

A summary of buildings and equipment is presented below.

TABLE 66: BUILDINGS AND EQUIPMENT	DECEMBER 31, 2014
(In Millions)	ORIGINAL COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE
Land and Improvements	$26.5	$0.7	$25.8
Buildings	232.8	117.5	115.3
Equipment	392.2	234.7	157.5
Leasehold Improvements	327.3	212.1	115.2
Buildings Leased under Capital Leases	82.5	52.0	30.5

Total Buildings and Equipment	1,061.3	617.0	444.3

The charge for depreciation, which includes depreciation of assets recorded under capital leases and is included within occupancy expense in the consolidated statement of income, amounted to $90.6 million in 2014, $92.3 million in 2013, and $88.3 million in 2012.

121 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Lease Commitments

At December 31, 2014, Northern Trust was obligated under a number of non-cancelable operating leases for buildings and equipment. Certain leases contain rent escalation clauses based on market indices or increases in real estate taxes and other operating expenses and renewal option clauses calling for increased rentals. There are no restrictions imposed by any lease agreement regarding the payment of dividends, debt financing or Northern Trust entering into further lease agreements. Minimum annual lease commitments as of December 31, 2014, for all non-cancelable operating leases with a term of one year or more are as follows:

TABLE 67: MINIMUM LEASE PAYMENTS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS
2015	$90.7
2016	86.0
2017	80.2
2018	70.5
2019	61.8
Later Years	291.4

Total Minimum Lease Payments	680.6
Less: Sublease Rentals	(24.0)

Net Minimum Lease Payments	$656.6

Operating lease rental expense, net of rental income, is recorded in occupancy expense and amounted to $73.2 million in 2014, $76.2 million in 2013, and $77.9 million in 2012.

One of the buildings and related land utilized for Chicago operations has been leased under an agreement that qualifies as a capital lease. The original long-term financing for the property was provided by Northern Trust. In the event of sale or refinancing, Northern Trust would anticipate receiving full repayment of any outstanding loans plus 42% of any proceeds in excess of the original project costs. The following table reflects the future minimum lease payments required under capital leases, net of any payments received on the long-term financing, and the present value of net capital lease obligations at December 31, 2014.

TABLE 68: PRESENT VALUE UNDER CAPITAL LEASE OBLIGATIONS

(In Millions)	FUTURE MINIMUM LEASE PAYMENTS, NET
2015	$8.3
2016	8.0
2017	8.2
2018	8.4
2019	8.7
Later Years	(1.7)

Total Minimum Lease Payments, net	39.9
Less: Amount Representing Interest	(8.1)

Net Present Value under Capital Lease Obligations	$31.8

122 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Goodwill and Other Intangibles

Goodwill. Changes by reporting segment in the carrying amount of goodwill for the years ended December 31, 2014, and 2013, including the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, were as follows:

TABLE 69: GOODWILL

(In Millions)	CORPORATE & INSTITUTIONAL SERVICES	WEALTH MANAGEMENT	TOTAL
Balance at December 31, 2012	$466.3	$71.5	$537.8
Foreign Exchange Rates	2.9	–	2.9

Balance at December 31, 2013	$469.2	$71.5	$540.7
Foreign Exchange Rates	(7.4)	(0.1)	(7.5)

Balance at December 31, 2014	$461.8	$71.4	$533.2

Other Intangible Assets Subject to Amortization. The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of December 31, 2014, and 2013 were as follows.

TABLE 70: OTHER INTANGIBLE ASSETS

	DECEMBER 31,
(In Millions)	2014	2013
Gross Carrying Amount	$189.5	$198.2
Accumulated Amortization	129.5	115.2

Net Book Value	$60.0	$83.0

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheet. Amortization expense related to other intangible assets was $19.5 million, $21.1 million, and $20.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization for the years 2015, 2016, 2017, 2018, and 2019 is estimated to be $11.3 million, $8.8 million, $8.7 million, $8.1 million, and $7.9 million, respectively.

123 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Senior Notes and Long-Term Debt

Senior Notes. A summary of senior notes outstanding at December 31, 2014 and 2013 is presented below.

TABLE 71: SENIOR NOTES

	DECEMBER 31,
($ In Millions)	RATE	2014	2013
Corporation-Senior Notes(1)(4)
Fixed Rate Due May 2014	4.63	$–	$500.0
Fixed Rate Due Nov. 2020(5)	3.45	499.6	499.5
Fixed Rate Due Aug. 2021(6)	3.38	498.5	498.3
Fixed Rate Due Aug. 2022(7)	2.38	498.9	498.8

Total Senior Notes		$1,497.0	$1,996.6

Long-Term Debt. A summary of long-term debt outstanding at December 31, 2014 and 2013 is presented below.

TABLE 72: LONG-TERM DEBT

	DECEMBER 31,
($ In Millions)	2014	2013
Bank-Subordinated Debt(1)(4)
5.85% Notes due Nov. 2017(2)(11)	$221.6	$228.9
6.50% Notes due Aug. 2018(2)(8)(11)	335.0	342.4
5.375% Sterling Denominated Notes due March 2015(9)	233.7	248.3

Total Bank-Subordinated Debt	790.3	819.6
Corporation-Subordinated 3.95% Notes due Oct. 2025(1)(4)(10)(11)	793.0	717.7
Federal Home Loan Bank Borrowings
One Year or Less (Average Rate at Year End – 4.40% in 2013)	–	135.0

Total Federal Home Loan Bank Borrowings	–	135.0
Capital Lease Obligations(3)	31.8	36.9

Total Long-Term Debt	$1,615.1	$1,709.2

Long-Term Debt Qualifying as Risk-Based Capital	$1,009.1	$1,158.7

(1) Not redeemable prior to maturity.

(2) Under the terms of its current Offering Circular dated November 6, 2013, the Bank has the ability to offer from time to time its senior bank notes in an aggregate principal amount of up to $4.5 billion at any one time outstanding and up to an additional $1.0 billion of subordinated notes. Each senior note will mature from 30 days to fifteen years, and each subordinated note will mature from five years to fifteen years, following its date of original issuance. Each note will mature on such date as selected by the initial purchaser and agreed to by the Bank.

(3) Refer to Note 10 – Lease Commitments.

(4) Debt issue costs are recorded as an asset and amortized on a straight-line basis over the life of the Note.

(5) Notes issued at a discount of 0.117%.

(6) Notes issued at a discount of 0.437%

(7) Notes issued at a discount of 0.283%

(8) Notes issued at a discount of 0.02%

(9) Notes issued at a discount of 0.484%

(10) Notes issued at a discount of 0.114%

(11) Interest rate swap contracts were entered into to modify the interest expense on these subordinated notes from fixed rates to floating rates. The swaps are recorded as fair value hedges and at December 31, 2014, increases in the carrying values of subordinated notes outstanding of $100.6 million were recorded. As of December 31, 2013, net adjustments in the carrying values of subordinated notes outstanding of $40.1 million were recorded.

Note 13 – Floating Rate Capital Debt

In January 1997, the Corporation issued $150 million of Floating Rate Capital Securities, Series A, through a statutory business trust wholly owned by the Corporation (NTC Capital I). In April 1997, the Corporation also issued, through a separate wholly-owned statutory business trust (NTC Capital II), $120 million of Floating Rate Capital Securities, Series B. The sole assets of the trusts are subordinated debentures of Northern Trust Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. The Series A securities were

124 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued at a discount to yield 60.5 basis points above the three-month London Interbank Offered Rate (LIBOR) and are due January 15, 2027. The Series B securities were issued at a discount to yield 67.9 basis points above the three-month LIBOR and are due April 15, 2027.

Under the provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act, the Tier 1 regulatory capital treatment of these securities is required to be phased out over a three-year period that began on January 1, 2013. In 2014, 50% of these securities were eligible for Tier 1 capital treatment. In 2015, Tier 1 capital eligibility declines to 25% before being fully phased out in 2016. As these securities phase out of Tier 1 capital, they are eligible for inclusion in Tier 2 capital, beginning with 50% eligibility in 2014 and 75% eligibility in 2015. Beginning in 2016, 60% of these securities are eligible for Tier 2 capital treatment, declining at an incremental 10% a year until they are fully phased out in 2022. As of December 31, 2014, 50% of both Series A and B securities qualified as Tier 1 capital and 50% qualified as Tier 2 capital.

The Corporation has fully, irrevocably and unconditionally guaranteed all payments due on the Series A and B securities. The holders of the Series A and B securities are entitled to receive preferential cumulative cash distributions quarterly in arrears (based on the liquidation amount of $1,000 per security) at an interest rate equal to the rate on the corresponding subordinated debentures. The interest rate on the Series A and Series B securities is equal to three-month LIBOR plus 0.52% and 0.59%, respectively. Subject to certain exceptions, the Corporation has the right to defer payment of interest on the subordinated debentures at any time or from time to time for a period not exceeding 20 consecutive quarterly periods provided that no extension period may extend beyond the stated maturity date. If interest is deferred on the subordinated debentures, distributions on the Series A and B securities will also be deferred and the Corporation will not be permitted, subject to certain exceptions, to pay or declare any cash distributions with respect to the Corporation’s capital stock or debt securities that rank the same as or junior to the subordinated debentures, until all past due distributions are paid. The subordinated debentures are unsecured and subordinated to substantially all of the Corporation’s existing indebtedness.

The Corporation has the right to redeem the Series A and Series B subordinated debentures, in whole or in part, at a price equal to the principal amount plus accrued and unpaid interest. The following table summarizes the book values of the outstanding subordinated debentures as of December 31, 2014 and 2013:

TABLE 73: SUBORDINATED DEBENTURES

	DECEMBER 31,
(In Millions)	2014	2013
NTC Capital I Subordinated Debentures due January 15, 2027	$154.0	$154.0
NTC Capital II Subordinated Debentures due April 15, 2027	123.2	123.1

Total Subordinated Debentures	$277.2	$277.1

Note 14 – Stockholders’ Equity

Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board is authorized to fix the particular preferences, rights, qualifications and restrictions for each series of preferred stock issued. On August 5, 2014, the Corporation issued 16 million depositary shares, each representing 1/1000 ownership interest in a share of Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock), without par value, with a liquidation preference of $25,000 ($25 per depositary share). The aggregate proceeds from the public offering of the depositary shares, net of underwriting discounts, commissions and offering expenses, were $388.5 million.

Dividends on the Series C Preferred Stock, which are not mandatory, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, commencing on January 1, 2015, at a rate per annum equal to 5.85%. On October 21, 2014, the Corporation declared a cash dividend of $593.125 per share of Series C Preferred Stock payable on January 1, 2015 to stockholders of record on December 15, 2014.

The Series C Preferred Stock has no maturity date. Shares of the Series C Preferred Stock rank senior to the Corporation’s common stock, and will rank at least equally with any other series of preferred stock it may issue (except for any senior series

125 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that may be issued with the requisite consent of the holders of the Series C Preferred Stock) and all other parity stock, with respect to the payment of dividends and distributions upon liquidation, dissolution or winding up.

The Series C Preferred Stock is redeemable at the Corporation’s option, in whole or in part, on any dividend payment date on or after October 1, 2019. The Series C Preferred stock is redeemable at the Corporation’s option, in whole, but not in part, prior to October 1, 2019 within 90 days of a regulatory capital treatment event, as described in the Series C Preferred Stock Certificate of Designation.

Common Stock. The Corporation’s current common stock repurchase authorization was approved by the Board in April of 2014. The stock repurchase authorization remaining as of December 31, 2014, was 7.1 million shares. The repurchased shares would be used for general purposes of the Corporation, including management of the Corporation’s capital level and the issuance of shares under stock option and other incentive plans of the Corporation.

Under the Corporation’s capital plan submitted in January 2014, which was reviewed without objection by the Federal Reserve in March 2014, the Corporation may repurchase up to $107.3 million of common stock after December 31, 2014, through March 2015. In January 2015, the Corporation submitted its most recent capital plan to the Federal Reserve Board.

The average price paid per share for common stock repurchased in 2014, 2013, and 2012 was $64.20, $55.90, and $46.32, respectively.

An analysis of changes in the number of shares of common stock outstanding follows:

TABLE 74: SHARES OF COMMON STOCK

	2014	2013	2012
Balance at January 1	237,322,035	238,914,988	241,008,509
Incentive Plan and Awards	1,040,015	863,958	449,463
Stock Options Exercised	2,515,769	3,088,490	973,270
Treasury Stock Purchased	(7,487,114)	(5,545,401)	(3,516,254)

Balance at December 31	233,390,705	237,322,035	238,914,988

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of AOCI at December 31, 2014, 2013, and 2012, and changes during the years then ended.

TABLE 75: SUMMARY OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(In Millions)	BALANCE AT DECEMBER 31, 2014	NET CHANGE	BALANCE AT DECEMBER 31, 2013	NET CHANGE	BALANCE AT DECEMBER 31, 2012	NET CHANGE	BALANCE AT DECEMBER 31, 2011
Net Unrealized Gains (Losses) on Securities Available for Sale	$27.6	$21.6	$6.0	$(95.0)	$101.0	$61.2	$39.8
Net Unrealized (Losses) Gains on Cash Flow Hedges	(4.7)	(7.6)	2.9	4.3	(1.4)	5.6	(7.0)
Net Foreign Currency Adjustments	(1.7)	(8.8)	7.1	(3.4)	10.5	20.0	(9.5)
Net Pension and Other Postretirement Benefit Adjustments	(340.9)	(80.6)	(260.3)	132.8	(393.1)	(24.2)	(368.9)

Total	$(319.7)	$(75.4)	$(244.3)	$38.7	$(283.0)	$62.6	$(345.6)

126 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 76: DETAILS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED DECEMBER 31,
	2014			2013			2012
(In Millions)	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX	BEFORE TAX	TAX EFFECT	AFTER TAX
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Losses on Securities OTTI	$4.5	$(1.7)	$2.8	$3.0	$(1.1)	$1.9	$15.7	$(5.9)	$9.8
Other Unrealized Gains (Losses) on Securities Available for Sale	30.1	(11.4)	18.7	(156.8)	59.0	(97.8)	96.2	(36.1)	60.1
Reclassification Adjustment for (Gains) Losses Included in Net Income	0.1	–	0.1	1.6	(0.7)	0.9	(13.9)	5.2	(8.7)

Net Change	$34.7	$(13.1)	$21.6	$(152.2)	$57.2	$(95.0)	$98.0	$(36.8)	$61.2
Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	$(8.7)	$3.6	$(5.1)	$2.1	$(0.7)	$1.4	$3.2	$(0.6)	$2.6
Reclassification Adjustment for (Gains) Losses Included in Net Income	(4.0)	1.5	(2.5)	4.7	(1.8)	2.9	4.8	(1.8)	3.0

Net Change	$(12.7)	$5.1	$(7.6)	$6.8	$(2.5)	$4.3	$8.0	$(2.4)	$5.6
Foreign Currency Adjustments
Foreign Currency Translation Adjustments	$(107.8)	$10.8	$(97.0)	$91.9	$(29.7)	$62.2	$37.9	$3.1	$41.0
Long-Term Intra-Entity Foreign Currency Transaction Losses	(1.0)	0.4	(0.6)	–	–	–	–	–	–
Net Investment Hedge Gains (Losses)	142.6	(53.8)	88.8	(107.3)	41.7	(65.6)	(33.7)	12.7	(21.0)

Net Change	$33.8	$(42.6)	$(8.8)	$(15.4)	$12.0	$(3.4)	$4.2	$15.8	$20.0
Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	$(137.8)	$41.5	$(96.3)	$157.7	$(54.9)	$102.8	$(62.8)	$15.8	$(47.0)
Reclassification Adjustment for Losses Included in Net Income	25.2	(9.5)	15.7	46.1	(16.1)	30.0	33.9	(11.1)	22.8

Net Change	$(112.6)	$32.0	$(80.6)	$203.8	$(71.0)	$132.8	$(28.9)	$4.7	$(24.2)

The following table provides the location and before-tax amounts of reclassifications out of AOCI during the years ended December 31, 2014, 2013 and 2012.

TABLE 77: RECLASSIFICATION ADJUSTMENT OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

(In Millions)	LOCATION OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME	AMOUNT OF RECLASSIFICATION ADJUSTMENTS RECOGNIZED IN INCOME YEAR ENDED DECEMBER 31,
		2014	2013	2012
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$0.1	$1.6	$(13.9)

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/ Expense	(4.0)	4.7	4.8

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial (Gains) Losses	Employee Benefits	25.1	49.0	38.8
Amortization of Prior Service Cost	Employee Benefits	0.1	(2.9)	(4.9)

Gross Reclassification Adjustment		$25.2	$46.1	$33.9

127 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Net Income per Common Share

The computations of net income per common share are presented below.

TABLE 78: NET INCOME PER COMMON SHARE	FOR THE YEAR ENDED DECEMBER 31,
($ In Millions Except Per Common Share Information)	2014	2013	2012
BASIC NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	235,829,790	239,265,313	240,417,805
Net Income	$811.8	$731.3	$687.3
Less: Dividends on Preferred Stock	9.5	–	–

Net Income Applicable to Common Stock	$802.3	$731.3	$687.3
Less: Earnings Allocated to Participating Securities	13.3	11.9	10.0

Earnings Allocated to Common Shares Outstanding	789.0	719.4	677.3
Basic Net Income Per Common Share	3.34	3.01	2.82

DILUTED NET INCOME PER COMMON SHARE
Average Number of Common Shares Outstanding	235,829,790	239,265,313	240,417,805
Plus Dilutive Effect of Share-based Compensation	1,890,465	1,289,527	463,439

Average Common and Potential Common Shares	237,720,255	240,554,840	240,881,244

Earnings Allocated to Common and Potential Common Shares	$789.0	$719.5	$677.3
Diluted Net Income Per Common Share	3.32	2.99	2.81

Note: Common stock equivalents totaling 1,517,588, 3,498,894, and 12,158,601 for the years ended December 31, 2014, 2013, and 2012, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Note 17 – Net Interest Income

The components of net interest income were as follows:

TABLE 79: NET INTEREST INCOME	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Interest Income
Loans and Leases	$735.9	$743.1	$828.6
Securities – Taxable	274.9	237.2	250.6
– Non-Taxable	7.2	11.6	17.7
Interest-Bearing Due from and Deposits with Banks (Note)	127.6	142.1	176.4
Federal Reserve Deposits and Other	41.3	21.5	14.4

Total Interest Income	$1,186.9	$1,155.5	$1,287.7

Interest Expense
Deposits	$81.7	$103.3	$156.7
Federal Funds Purchased	1.3	1.5	1.2
Securities Sold under Agreements to Repurchase	0.4	0.4	0.4
Other Borrowings	3.4	3.3	4.0
Senior Notes	54.7	74.4	72.0
Long-Term Debt	37.7	37.1	60.3
Floating Rate Capital Debt	2.2	2.4	2.8

Total Interest Expense	$181.4	$222.4	$297.4

Net Interest Income	$1,005.5	$933.1	$990.3

(Note): 2014 interest income was earned on cash and due from banks of $1.7 billion and interest-bearing deposits with banks of $14.9 billion as of December 31, 2014.

128 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Other Operating Income

The components of other operating income were as follows:

TABLE 80: OTHER OPERATING INCOME	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Loan Service Fees	$62.7	$61.9	$64.5
Banking Service Fees	49.6	50.9	55.0
Other Income	41.2	53.7	35.4

Total Other Operating Income	$153.5	$166.5	$154.9

Note 19 – Other Operating Expense

The components of other operating expense were as follows:

TABLE 81: OTHER OPERATING EXPENSE	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Business Promotion	$88.0	$91.6	$87.8
FDIC Insurance Premiums	22.0	23.5	25.4
Staff Related	39.1	39.1	41.9
Other Intangibles Amortization	19.5	21.1	20.3
Legal Settlement Charge	–	19.2	–
Other Expenses	103.5	119.7	107.5

Total Other Operating Expense	$272.1	$314.2	$282.9

Note 20 – Income Taxes

The following table reconciles the total provision for income taxes recorded in the consolidated statement of income with the amounts computed at the statutory federal tax rate of 35%.

TABLE 82: INCOME TAXES	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Tax at Statutory Rate	$416.6	$376.4	$347.3
Tax Exempt Income	(4.9)	(6.2)	(8.0)
Leveraged Lease Adjustments	(3.4)	(2.3)	(12.0)
Foreign Tax Rate Differential	(44.1)	(27.6)	(27.1)
State Taxes, net	29.6	26.3	20.4
Other	(15.4)	(22.4)	(15.6)

Provision for Income Taxes	$378.4	$344.2	$305.0

The Corporation files income tax returns in the U.S. federal, various state, and foreign jurisdictions. The Corporation is no longer subject to income tax examinations by U.S. federal tax authorities for years before 2009, or non-U.S. tax authorities for years before 2006. The Corporation is no longer subject to income tax examinations by state or local tax authorities for years before 2008.

129 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in other liabilities within the consolidated balance sheet at December 31, 2014, and 2013 were $11.9 million and $15.6 million of unrecognized tax benefits, respectively. If recognized, 2014 and 2013 net income would have increased by $8.8 million and $12.6 million, respectively, resulting in a decrease of those years’ effective income tax rates. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

TABLE 83: UNRECOGNIZED TAX BENEFITS
(In Millions)	2014	2013
Balance at January 1	$15.6	$19.4
Additions for Tax Positions Taken in Prior Years	3.0	2.4
Reductions for Tax Positions Taken in Prior Years	(5.5)	(4.4)
Reductions Resulting from Expiration of Statutes	(1.2)	(1.8)

Balance at December 31	$11.9	$15.6

Unrecognized tax benefits had net decreases of $3.7 million, resulting in a remaining balance of $11.9 million at December 31, 2014, compared to net decreases of $3.8 million resulting in a remaining balance of $15.6 million at December 31, 2013. It is possible that changes in the amount of unrecognized tax benefits could occur in the next 12 months due to changes in judgment related to recognition or measurement, settlements with taxing authorities, or expiration of statute of limitations. Management does not believe that future changes, if any, would have a material effect on the consolidated financial position or liquidity of Northern Trust, although they could have a material effect on operating results for a particular period.

The provision for income tax in 2012 included a $12.4 million tax benefit in connection with the resolution of certain leveraged lease related matters.

A provision for interest and penalties of $0.2 million, net of tax, was included in the provision for income taxes for the year ended December 31, 2014. This compares to a benefit for recoveries of interest and penalties of $1.7 million, net of tax, for the year ended December 31, 2013. As of December 31, 2014, and 2013, the liability for the potential payment of interest and penalties totaled $10.2 million and $11.0 million, net of tax, respectively.

Pre-tax earnings of non-U.S. subsidiaries are subject to U.S. taxation when effectively repatriated. Northern Trust provides income taxes on the undistributed earnings of non-U.S. subsidiaries, except to the extent that those earnings are indefinitely reinvested outside the U.S. Northern Trust elected to indefinitely reinvest $177.4 million, $141.0 million, and $137.4 million of 2014, 2013, and 2012 earnings, respectively, of certain non-U.S. subsidiaries and, therefore, no U.S. deferred income taxes were recorded on those earnings. As of December 31, 2014, the cumulative amount of undistributed pre-tax earnings in these subsidiaries was approximately $1.1 billion. Based on the current U.S. federal income tax rate, an additional deferred tax liability of approximately $255.0 million would have been required as of December 31, 2014, if Northern Trust had not elected to indefinitely reinvest those earnings.

The components of the consolidated provision for income taxes for each of the three years ended December 31 are as follows:

TABLE 84: PROVISION FOR INCOME TAXES	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Current Tax Provision:
Federal	$291.5	$185.6	$140.5
State	47.2	24.6	21.4
Non-U.S.	76.1	67.4	63.4

Total	414.8	277.6	$225.3
Deferred Tax Provision:
Federal	(31.1)	53.9	$66.0
State	(1.6)	14.1	10.6
Non-U.S.	(3.7)	(1.4)	3.1

Total	(36.4)	66.6	79.7

Provision for Income Taxes	$378.4	$344.2	$305.0

130 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the amounts shown above, tax charges (benefits) have been recorded directly to stockholders’ equity for the following items:

TABLE 85: TAX CHARGES (BENEFITS) RECORDED DIRECTLY TO STOCKHOLDERS’ EQUITY	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Current Tax Benefit for Employee Stock Options and Other Stock-Based Plans	$8.8	$3.0	$2.3
Tax Effect of Other Comprehensive Income	18.6	4.3	18.7

Deferred taxes result from temporary differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities. Deferred tax liabilities and assets have been computed as follows:

TABLE 86: DEFERRED TAX LIABILITIES	DECEMBER 31,
(In Millions)	2014	2013	2012
Deferred Tax Liabilities:
Lease Financing	$388.6	$392.0	$409.1
Software Development	316.1	299.0	277.8
Accumulated Depreciation	24.1	22.0	19.7
Compensation and Benefits	63.5	112.2	29.7
State Taxes, net	62.3	63.3	54.7
Other Liabilities	157.5	104.0	170.9

Gross Deferred Tax Liabilities	1,012.1	992.5	961.9

Deferred Tax Assets:
Allowance for Credit Losses	103.5	107.8	114.7
Other Assets	126.7	85.0	118.4

Gross Deferred Tax Assets	230.2	192.8	233.1

Valuation Reserve	(3.9)	(3.9)	(3.9)
Deferred Tax Assets, net of Valuation Reserve	226.3	188.9	229.2

Net Deferred Tax Liabilities	$785.8	$803.6	$732.7

Northern Trust had various state net operating loss carryforwards as of December 31, 2014, 2013, and 2012. The income tax benefits associated with these loss carryforwards were approximately $3.9 million. A valuation allowance of $3.9 million was recorded at December 31, 2014, 2013, and 2012, as management believes the net operating losses will not be fully realized. No valuation allowance related to the remaining deferred tax assets was recorded at December 31, 2014, 2013, or 2012, as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 21 – Employee Benefits

The Corporation and certain of its subsidiaries provide various benefit programs, including defined benefit pension, postretirement health care, and defined contribution plans. A description of each major plan and related disclosures are provided below.

Pension. A noncontributory qualified defined benefit pension plan covers substantially all U.S. employees of Northern Trust. Employees of various European subsidiaries retain benefits in local defined benefit plans, although those plans are closed to new participants and to future benefit accruals.

Northern Trust also maintains a noncontributory supplemental pension plan for participants whose retirement benefit payments under the U.S. plan are expected to exceed the limits imposed by federal tax law. Northern Trust has a nonqualified trust, referred to as a “Rabbi” Trust, used to hold assets designated for the funding of benefits in excess of those permitted in certain of its qualified retirement plans. This arrangement offers participants a degree of assurance for payment of benefits in excess of those permitted in the related qualified plans. As the “Rabbi” Trust assets remain subject to the claims of creditors and are not the property of the employees, they are accounted for as corporate assets and are included in other assets in the consolidated balance sheet. Total assets in the “Rabbi” Trust related to the nonqualified pension plan at December 31, 2014,

131 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2013 amounted to $93.2 million and $85.1 million, respectively. Contributions of $13.9 million and $16.4 million were made to the “Rabbi” Trust in 2014 and 2013, respectively.

The following tables set forth the status, amounts included in AOCI, and net periodic pension expense of the U.S. plan, non-U.S. plans, and supplemental plan for 2014, 2013, and 2012. Prior service costs are being amortized on a straight-line basis over 11 years for the U.S. plan and 9 years for the supplemental plan.

TABLE 87: EMPLOYEE BENEFIT PLAN STATUS

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
($ In Millions)	2014	2013	2014	2013	2014	2013
Accumulated Benefit Obligation	$974.8	$827.9	$184.6	$164.7	$109.2	$89.8

Projected Benefit Obligation	1,091.5	919.7	184.6	164.7	123.0	101.5
Plan Assets at Fair Value	1,440.8	1,342.1	157.6	148.5	–	–

Funded Status at December 31	$349.3	$422.4	$(27.0)	$(16.2)	$(123.0)	$(101.5)
Weighted-Average Assumptions:
Discount Rates	4.25%	5.00%	3.20%	4.31%	4.25%	5.00%
Rate of Increase in Compensation Level	4.25	4.25	N/A	N/A	4.25	4.25
Expected Long-Term Rate of Return on Assets	7.25	7.75	4.00	4.84	N/A	N/A

TABLE 88: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2014	2013	2014	2013	2014	2013
Net Actuarial Loss	$382.9	$310.7	$60.5	$40.9	$81.5	$64.2
Prior Service Cost	(3.1)	(3.5)	–	–	1.1	1.6

Gross Amount in Accumulated Other Comprehensive Income	379.8	307.2	60.5	40.9	82.6	65.8
Income Tax Effect	143.3	119.5	6.3	4.8	30.9	25.6

Net Amount in Accumulated Other Comprehensive Income	$236.5	$187.7	$54.2	$36.1	$51.7	$40.2

TABLE 89: NET PERIODIC PENSION EXPENSE

	U.S. PLAN			NON-U.S. PLANS			SUPPLEMENTAL PLAN
($ In Millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service Cost	$32.7	$30.3	$35.3	$–	$–	$–	$3.1	$1.6	$3.0
Interest Cost	44.4	42.1	41.4	6.9	6.6	6.2	4.8	4.4	4.5
Expected Return on Plan Assets	(97.7)	(93.3)	(87.0)	(7.0)	(6.2)	(6.8)	N/A	N/A	N/A
Amortization:
Net Loss (Gain)	21.5	42.5	34.3	(1.6)	1.0	0.7	5.8	6.7	6.1
Prior Service Cost	0.4	(0.4)	(0.4)	–	–	–	0.5	0.5	0.6

Net Periodic Pension Expense (Benefit)	$0.5	$21.2	$23.6	$(1.7)	$1.4	$0.1	$14.2	$13.2	$14.2

Weighted-Average Assumptions:
Discount Rates	5.00%	4.25%	4.75%	4.31%	4.42%	5.02%	5.00%	4.25%	4.75%
Rate of Increase in Compensation Level	4.25	4.02	4.02	N/A	N/A	N/A	4.25	4.02	4.02
Expected Long-Term Rate of Return on Assets	7.75	7.75	8.00	4.84	4.76	5.28	N/A	N/A	N/A

132 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension expense for 2015 is expected to include approximately $38.6 million and $(0.2) million related to the amortization of net loss and prior service cost balances, respectively, from AOCI.

TABLE 90: CHANGE IN PROJECTED BENEFIT OBLIGATION

	U.S. PLAN		NON-U.S. PLANS		SUPPLEMENTAL PLAN
(In Millions)	2014	2013	2014	2013	2014	2013
Beginning Balance	$919.7	$1,030.4	$164.7	$158.1	$101.5	$106.4
Service Cost	32.7	30.3	–	–	3.1	1.6
Interest Cost	44.4	42.1	6.9	6.6	4.8	4.4
Actuarial (Gain) Loss	153.1	(125.4)	33.2	0.4	23.1	(0.5)
Benefits Paid	(58.4)	(57.7)	(6.6)	(5.0)	(9.5)	(10.4)
Foreign Exchange Rate Changes	–	–	(13.6)	4.6	–	–

Ending Balance	$1,091.5	$919.7	$184.6	$164.7	$123.0	$101.5

Effective December 31, 2014, Northern Trust adopted the RP-2014 mortality table with improvement scale MP-2014 released by the Society of Actuaries in October 2014. The updated mortality table and improvement scale reflect greater projected improvements in life expectancy and resulted in increases of $25.7 million and $0.7 million, respectively, in the projected benefit obligations for the U.S. qualified and supplemental pension plans as of December 31, 2014.

TABLE 91: ESTIMATED FUTURE BENEFIT PAYMENTS

(In Millions)	U.S. PLAN	NON-U.S. PLANS	SUPPLEMENTAL PLAN
2015	$69.4	$2.5	$9.5
2016	68.4	3.1	10.6
2017	70.2	2.6	12.7
2018	70.7	3.0	12.4
2019	71.2	3.3	12.3
2020-2024	345.2	22.4	60.2

TABLE 92: CHANGE IN PLAN ASSETS

	U.S. PLAN		NON-U.S. PLANS
(In Millions)	2014	2013	2014	2013
Fair Value of Assets at Beginning of Period	$1,342.1	$1,277.7	$148.5	$133.9
Actual Return on Assets	157.1	122.1	22.2	11.5
Employer Contributions	–	–	4.8	4.3
Benefits Paid	(58.4)	(57.7)	(6.6)	(5.0)
Foreign Exchange Rate Changes	–	–	(11.3)	3.8

Fair Value of Assets at End of Period	$1,440.8	$1,342.1	$157.6	$148.5

The minimum required and maximum deductible contributions for the U.S. qualified plan in 2015 are estimated to be zero and $150.0 million, respectively.

A total return investment strategy approach is employed for Northern Trust’s U.S. pension plan whereby a mix of U.S. and non-U.S. equities, fixed income and alternative asset investments are used to maximize the long-term return of plan assets for a prudent level of risk. This is accomplished by diversifying the portfolio across various asset classes, with the goal of reducing volatility of return, and among various issuers of securities to reduce principal risk. Northern Trust utilizes an asset/liability methodology to determine the investment policies that will best meet its short and long-term objectives. The process is performed by modeling current and alternative strategies for asset allocation, funding policy and actuarial methods and assumptions. The financial modeling uses projections of expected capital market returns and expected volatility of those returns to determine alternative asset mixes having the greatest probability of meeting the plan’s investment objectives. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The intent of this strategy is to minimize plan expenses by outperforming growth in plan liabilities over the long run.

133 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The target allocation of plan assets since May 2014, by major asset category, is 20% U.S. equities, 15% non-U.S. equities, 45% long duration fixed income securities, and 20% alternative investments, split among private equity funds (5%), hedge funds (5%), real estate (5%) and global listed infrastructure (5%). Equity investments include common stocks that are listed on an exchange and investments in comingled funds that invest primarily in publicly traded equities. Equity investments are diversified across U.S. and non-U.S. stocks and divided by investment style and market capitalization. Fixed income securities held include U.S. treasury securities and investments in commingled funds that invest in a diversified blend of longer duration fixed income securities. Alternative investments, including private equity, hedge funds, real estate, and global infrastructure, are used judiciously to enhance long-term returns while improving portfolio diversification. Private equity assets consist primarily of investments in limited partnerships that invest in individual companies in the form of non-public equity or non-public debt positions. Direct or co-investment in non-public stock by the plan is prohibited. The plan’s private equity investments are limited to 20% of the total limited partnership and the maximum allowable loss cannot exceed the commitment amount. The plan holds two investments in a hedge fund of funds, which invests, either directly or indirectly, in a diversified portfolio of funds or other pooled investment vehicles.

Investment in real estate is designed to provide stable income returns and added diversification based upon the historical low correlation between real estate and equity or fixed income investments. The plan’s real estate assets consist of one collective index fund that invests in a diversified portfolio of global real estate investments, primarily equity securities.

Though not a primary strategy for meeting the plan’s objectives, derivatives may be used from time to time, depending on the nature of the asset class to which they relate, to gain market exposure in an efficient and timely manner, to hedge foreign currency exposure or interest rate risk, or to alter the duration of a portfolio. There were no derivatives held by the plan at December 31, 2014 or 2013.

Investment risk is measured and monitored on an ongoing basis through quarterly liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Standards used to evaluate the plan’s investment manager performance include, but are not limited to, the achievement of objectives, operation within guidelines and policy, and comparison against a relative benchmark. In addition, each manager of the investment funds held by the plan is ranked against a universe of peers and compared to a relative benchmark. Total plan performance analysis includes an analysis of the market environment, asset allocation impact on performance, risk and return relative to other ERISA plans, and manager impacts upon plan performance.

The following describes the hierarchy of inputs used to measure fair value and the primary valuation methodologies used by Northern Trust for the U.S. qualified plan assets measured at fair value.

Level 1 – Quoted, active market prices for identical assets or liabilities. The U.S. pension plan’s Level 1 investments include foreign and domestic common stocks, a commodity return strategy fund, and mutual funds. The U.S. pension plan’s Level 1 investments are exchange traded and are valued at the closing price reported by the respective exchanges on the day of valuation. Share prices of the funds, referred to as a fund’s Net Asset Value (NAV), are calculated daily based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual and collective trust fund shares occur by contract at the respective fund’s redemption date NAV.

Level 2 – Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets. The U.S. pension plan’s Level 2 assets include foreign preferred stocks, U.S. government securities, and collective trust funds. U.S. government securities are valued by a third party pricing source that incorporates market observable data such as reported sales of similar securities, broker quotes and reference data. The inputs used are based on observable data in active markets. The NAVs of the funds are calculated monthly based on the closing market prices and accruals of securities in the fund’s total portfolio (total value of the fund) divided by the number of fund shares currently issued and outstanding. Redemptions of the mutual and collective trust fund shares occur by contract at the respective fund’s redemption date NAV.

Level 3 – Valuation techniques in which one or more significant inputs are unobservable in the marketplace. The U.S. pension plan’s Level 3 assets are private equity and hedge funds which invest in underlying groups of investment funds or other pooled investment vehicles that are selected by the respective funds’ investment managers. The investment funds and the underlying investments held by these investment funds are valued at fair value. In determining the fair value of the underlying investments

134 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of each fund, the fund’s investment manager or general partner takes into account the estimated value reported by the underlying funds as well as any other considerations that may, in their judgment, increase or decrease such estimated value.

While Northern Trust believes its valuation methods for plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions, particularly as applied to Level 3 assets, could have a material effect on the computation of their estimated fair values.

The following table presents the fair values of Northern Trust’s U.S. pension plan assets, by major asset category, and their level within the fair value hierarchy defined by GAAP as of December 31, 2014, and 2013.

TABLE 93: FAIR VALUE OF U.S. PENSION PLAN ASSETS
	DECEMBER 31, 2014
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Common Stock
U.S.	$14.8	$–	$–	$14.8
Fixed Income – U.S. Government	–	159.5	–	159.5
Other Investments
Mutual Funds:
Global Large Cap Blend	69.6	–	–	69.6
Collective Trust Funds:
Foreign Large Cap Blend	–	105.4	–	105.4
Foreign Small Cap Blend	–	37.2	–	37.2
Domestic Large Cap Blend	–	196.7	–	196.7
Domestic Small Cap Value	–	26.5	–	26.5
Domestic Mid Cap Value	–	14.4	–	14.4
Domestic Small Cap Growth	–	21.2	–	21.2
Domestic Mid Cap Growth	–	15.2	–	15.2
Short-Term Investment	–	3.4	–	3.4
Global Real Estate Blend	–	73.8	–	73.8
Domestic Long-Term Bond	–	508.0	–	508.0
Emerging Market Large Cap Blend	–	68.2	–	68.2
Private Equity Funds	–	–	49.0	49.0
Hedge Funds	–	–	68.6	68.6
Cash and Other	9.3	–	–	9.3

Total Assets at Fair Value	$93.7	$1,229.5	$117.6	$1,440.8

135 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2013
(In Millions)	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Preferred and Common Stock
U.S.	$116.0	$–	$–	$116.0
Non-U.S.	52.9	3.9	–	56.8
Fixed Income – U.S. Government	–	131.7	–	131.7
Other Investments
Mutual Funds:
Domestic Large Cap Growth	69.4	–	–	69.4
Foreign Large Cap Blend	66.6	–	–	66.6
Collective Trust Funds:
Foreign Large Cap Blend	–	74.3	–	74.3
Foreign Small Cap Blend	–	31.6	–	31.6
Domestic Large Cap Blend	–	101.0	–	101.0
Domestic Small Cap Value	–	26.3	–	26.3
Domestic Mid Cap Value	–	19.1	–	19.1
Domestic Small Cap Growth	–	14.3	–	14.3
Domestic Mid Cap Growth	–	38.0	–	38.0
Short-Term Investment	–	6.6	–	6.6
Global Real Estate Blend	–	65.4	–	65.4
Domestic Long-Term Bond	–	333.7	–	333.7
Emerging Market Large Cap Blend	–	40.9	–	40.9
Commodity Linked Fund	39.7	–	–	39.7
Ishares Index Fund	2.4	–	–	2.4
Private Equity Funds	–	–	47.7	47.7
Hedge Funds	–	–	55.1	55.1
Cash and Other	5.5	–	–	5.5

Total Assets at Fair Value	$352.5	$886.8	$102.8	$1,342.1

The following table presents the changes in Level 3 assets for the years ended December 31, 2014, and 2013.

TABLE 94: CHANGE IN LEVEL 3 ASSETS

	PRIVATE EQUITY FUNDS		HEDGE FUNDS
(In Millions)	2014	2013	2014	2013
Fair Value at January 1	$47.7	$47.4	$55.1	$30.2
Actual Return on Plan Assets	10.3	5.5	1.8	4.9
Realized Gain	–	–	1.7	–
Purchases	3.5	6.2	15.0	20.0
Sales	(12.5)	(11.4)	(5.0)	–

Fair Value at December 31	$49.0	$47.7	$68.6	$55.1

Note: The return on plan assets represents the change in the unrealized gain (loss) on assets still held at December 31.

A building block approach is employed for Northern Trust’s U.S. pension plan in determining the long-term rate of return for plan assets. Historical markets and long-term historical relationships between equities, fixed income and other asset classes are studied using the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long-run. Current market factors such as inflation expectations and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio rate of return is established with consideration given to diversification and rebalancing. The rate is reviewed against peer data and historical returns to verify the return is reasonable and appropriate. Based on this approach and the plan’s target asset allocation, the expected long-term rate of return on assets as of the plan’s December 31, 2014, measurement date was set at 7.25%.

136 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Health Care. Northern Trust maintains an unfunded postretirement health care plan under which those employees who retire at age 55 or older under the provisions of the U.S. defined benefit plan and had attained 15 years of service as of December 31, 2011 may be eligible for subsidized postretirement health care coverage. The provisions of this plan may be changed further at the discretion of Northern Trust, which also reserves the right to terminate these benefits at any time.

Effective in 2012 Northern Trust participates in an Employee Group Waiver Plan which allows Northern Trust to offer substantially the same postretirement prescription benefits to eligible participants while increasing subsidy reimbursements received by Northern Trust from the U.S. government. This action served to reduce the January 31, 2012 postretirement health care plan liability by approximately $26.7 million and increased amortization of the net actuarial gain for the year ended December 31, 2012 by approximately $3.3 million.

The following tables set forth the postretirement health care plan status and amounts included in AOCI at December 31, the net periodic postretirement benefit cost of the plan for 2014 and 2013, and the change in the accumulated postretirement benefit obligation during 2014 and 2013.

TABLE 95: POSTRETIREMENT HEALTH CARE PLAN STATUS	DECEMBER 31,
(In Millions)	2014	2013
Accumulated Postretirement Benefit Obligation at Measurement Date:
Retirees and Dependents	$25.0	$22.5
Actives Eligible for Benefits	8.4	8.7

Net Postretirement Benefit Obligation	$33.4	$31.2

TABLE 96: AMOUNTS INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME	DECEMBER 31,
(In Millions)	2014	2013
Net Actuarial Gain	$(2.4)	$(6.0)
Prior Service Benefit	–	–

Gross Amount in Accumulated Other Comprehensive Income	(2.4)	(6.0)
Income Tax Effect	(0.9)	(2.3)

Net Amount in Accumulated Other Comprehensive Income	$(1.5)	$(3.7)

TABLE 97: NET PERIODIC POSTRETIREMENT (BENEFIT) EXPENSE	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Service Cost	$0.1	$0.1	$0.2
Interest Cost	1.5	1.2	1.3
Amortization
Net (Gain) Loss	(0.6)	(1.2)	(2.3)
Prior Service Benefit	–	(3.0)	(5.1)

Net Periodic Postretirement (Benefit) Expense	$1.0	$(2.9)	$(5.9)

TABLE 98: CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013
Beginning Balance	$31.2	$30.6
Service Cost	0.1	0.1
Interest Cost	1.5	1.2
Actuarial Loss	3.0	1.9
Net Claims Paid	(3.1)	(2.8)
Medicare Subsidy	0.7	0.2

Ending Balance	$33.4	$31.2

137 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Northern Trust’s December 31, 2014, adoption of the RP-2014 mortality table with improvement scale MP-2014 resulted in a $2.2 million increase in the accumulated postretirement benefit obligation as of December 31, 2014.

TABLE 99: ESTIMATED FUTURE BENEFIT PAYMENTS
(In Millions)	TOTAL POSTRETIREMENT MEDICAL BENEFITS
2015	$3.0
2016	3.1
2017	3.1
2018	3.1
2019	3.1
2020-2024	12.9

Net periodic postretirement (benefit) expense for 2015 is not expected to include any amortization from AOCI of the net actuarial gain. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 4.25% at December 31, 2014, and 5.0% at December 31, 2013. For measurement purposes, an 8.0% annual increase in the cost of pre-age 65 medical and drug benefits and a 7.5% annual increase in the cost of post-age 65 medical and drug benefits were assumed for 2014. These rates are both assumed to gradually decrease until they reach 5.0% in 2022. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing or decreasing the assumed health care trend rate by one percentage point in each year would have the following effect.

TABLE 100: HEALTH CARE COST TREND RATE ASSUMPTION
(In Millions)	1–PERCENTAGE POINT INCREASE	1–PERCENTAGE POINT DECREASE
Effect on Postretirement Benefit Obligation	$1.0	$(0.9)
Effect on Total Service and Interest Cost Components	–	–

Defined Contribution Plans. The Corporation and its subsidiaries maintain various defined contribution plans covering substantially all employees. The Corporation’s contribution includes a matching component. The expense associated with defined contribution plans is charged to employee benefits and totaled $46.8 million in 2014, $43.0 million in 2013, and $41.0 million in 2012.

Note 22 – Share-Based Compensation Plans

Northern Trust recognizes expense for the grant-date fair value of stock options and other share-based compensation granted to employees and non-employee directors.

Total compensation expense for share-based payment arrangements to employees and the associated tax impacts were as follows for the periods presented:

TABLE 101: TOTAL COMPENSATION EXPENSE FOR SHARE-BASED PAYMENT ARRANGEMENTS TO EMPLOYEES

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Restricted Stock Unit Awards	$52.9	$48.0	$44.0
Stock Options	12.8	18.4	27.4
Performance Stock Units	12.0	7.4	2.5

Total Share-Based Compensation Expense	$77.7	$73.8	$73.9
Tax Benefits Recognized	$29.1	$27.7	$27.7

138 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, there was $112.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Corporation’s share-based compensation plans. That cost is expected to be recognized as expense over a weighted-average period of approximately three years.

The Northern Trust Corporation 2012 Stock Plan (2012 Plan) is administered by the Compensation and Benefits Committee (Committee) of the Board. All employees of the Corporation and its subsidiaries and all directors of the Corporation are eligible to receive awards under the 2012 Plan. The 2012 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, stock units and performance stock units. Grants are outstanding under the 2012 Plan and The Amended and Restated Northern Trust Corporation 2002 Stock Plan (2002 Plan), a predecessor plan. The total number of shares of the Corporation’s common stock authorized for issuance under the 2012 Plan is 30,000,000 plus shares forfeited under the 2002 Plan. As of December 31, 2014, shares available for future grant under the 2012 Plan, including shares forfeited under the 2002 Plan, totaled 29,803,955.

The following describes Northern Trust’s share-based payment arrangements and applies to awards under the 2012 Plan and the 2002 Plan, as applicable.

Stock Options. Stock options consist of options to purchase common stock at prices not less than 100% of the fair value thereof on the date the options are granted. Options have a maximum ten-year life and generally vest and become exercisable in one to four years after the date of grant. In addition, all options may become exercisable either upon a “change of control” as defined in the 2012 Plan and the 2002 Plan or, in the case of options issued after September 2012, upon certain involuntary terminations of employment following a change of control. All options terminate at such time as determined by the Committee and as provided in the terms and conditions of the respective option grants.

The weighted-average assumptions used for options granted during the years ended December 31 are as follows:

TABLE 102: WEIGHTED-AVERAGE ASSUMPTIONS USED FOR OPTIONS GRANTED
	2014	2013	2012
Expected Term (in Years)	7.3	7.6	7.5
Dividend Yield	2.16%	2.38%	2.79%
Expected Volatility	30.1	29.5	34.0
Risk-Free Interest Rate	2.02	1.43	1.42

The expected term of options represents the period of time options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. Dividend yield represents the estimated yield from dividends paid on the Corporation’s common stock over the expected term of the options. Expected volatility is determined based on a combination of the historical volatility of Northern Trust’s stock price and the implied volatility of traded options on Northern Trust stock. The risk free interest rate is based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

The following table provides information about stock options granted, vested, and exercised in the years ended December 31, 2014, 2013, and 2012.

TABLE 103: STOCK OPTIONS GRANTED, VESTED, AND EXERCISED	FOR THE YEAR ENDED DECEMBER 31,
(In Millions, Except Per Share Information)	2014	2013	2012
Weighted Average Grant-Date Per Share Fair Value of Stock Options Granted	$16.22	$12.80	$11.54
Grant-Date Fair Value of Stock Options Vested	21.9	30.0	32.1
Stock Options Exercised
Intrinsic Value as of Exercise Date	35.3	26.9	12.8
Cash Received	127.5	146.2	32.3
Tax Deduction Benefits Realized	12.9	9.8	4.6

139 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in nonvested stock options for the year ended December 31, 2014.

TABLE 104: CHANGES IN NONVESTED STOCK OPTIONS
NONVESTED OPTIONS	SHARES	WEIGHTED- AVERAGE GRANT- DATE FAIR VALUE PER SHARE
Nonvested at December 31, 2013	3,303,826	$13.40
Granted	386,749	16.22
Vested	(1,579,414)	13.85
Forfeited or Cancelled	(82,601)	13.09

Nonvested at December 31, 2014	2,028,560	$13.60

A summary of the status of stock options under the 2012 Plan and the 2002 Plan at December 31, 2014, and changes during the year then ended, are presented in the table below.

TABLE 105: STATUS OF STOCK OPTIONS AND CHANGES
($ In Millions Except Per Share Information)	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
Options Outstanding, December 31, 2013	11,992,811	$53.64
Granted	386,749	60.85
Exercised	(2,515,769)	50.70
Forfeited, Expired or Cancelled	(192,710)	53.54

Options Outstanding, December 31, 2014	9,671,081	$54.70	5.1	$132.6

Options Exercisable, December 31, 2014	7,642,521	$55.82	4.5	$96.9

Restricted Stock Unit Awards. Restricted stock unit awards may be granted to participants which entitle them to receive a payment in the Corporation’s common stock or cash under the terms of the 2012 Plan and such other terms and conditions as the Committee deems appropriate. Each restricted stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The restricted stock units granted in 2014 predominately vest at a rate equal to 50% on the third anniversary date of the grant and 50% on the fourth anniversary date. Restricted stock unit grants totaled 1,086,241, 1,181,321, and 988,421, with weighted average grant-date fair values of $61.17, $52.82, and $43.72 per share, for the years ended December 31, 2014, 2013, and 2012, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2014, 2013, and 2012, was $63.9 million, $47.0 million, and $21.6 million, respectively.

A summary of the status of outstanding restricted stock unit awards under the 2012 Plan and the 2002 Plan at December 31, 2013, and changes during the year then ended, is presented in the table below.

TABLE 106: OUTSTANDING RESTRICTED STOCK UNIT AWARDS
($ In Millions)	NUMBER	AGGREGATE INTRINSIC VALUE
Restricted Stock Unit Awards Outstanding, December 31, 2013	3,478,886	$215.3
Granted	1,086,241
Distributed	(1,015,253)
Forfeited	(167,965)

Stock and Stock Unit Awards Outstanding, December 31, 2014	3,381,909	$227.9

Units Convertible, December 31, 2014	187,010	$12.6

140 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of nonvested restricted stock unit awards at December 31, 2013, and changes during the year then ended.

TABLE 107: NONVESTED RESTRICTED STOCK UNIT AWARDS
NONVESTED RESTRICTED STOCK UNITS	NUMBER	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE PER UNIT	WEIGHTED AVERAGE REMAINING VESTING TERM (YEARS)
Nonvested at December 31, 2013	3,297,827	$49.76	2.0
Granted	1,086,241	61.17
Vested	(1,021,204)	50.92
Forfeited	(167,965)	52.18

Nonvested at December 31, 2014	3,194,899	$53.14	1.9

Performance Stock Units. Each performance stock unit provides the recipient the opportunity to receive one share of stock for each stock unit that vests. The number of performance stock units granted that may vest ranges from 0% to 125% of the original award granted based on the attainment of a three-year average return on equity target. Distribution of the shares is then made after vesting.

During the years ended December 31, 2014 and 2013, respectively, 249,618 and 296,650 performance stock units were granted with weighted average grant-date fair values of $53.08 and $49.07, respectively. Performance stock units outstanding at December 31, 2014 and 2013, respectively, had aggregate intrinsic values of $48.8 and $30.6 million and weighted average remaining vesting terms of 2.2 and 2.7 years, respectively.

Non-employee Director Stock Awards. Stock units with total values of $1.0 million (16,770 units), $1.1 million (20,599 units), and $0.9 million (20,148 units) were granted to non-employee directors in 2014, 2013 and 2012, respectively, which vest or vested on the date of the annual meeting of the Corporation’s stockholders in the following years. Total expense recognized on these grants was $1.0 million, $1.1 million, and $0.9 million in 2014, 2013, and 2012, respectively. Stock units granted to non-employee directors do not have voting rights. Each stock unit entitles a director to one share of common stock at vesting, unless a director elects to defer receipt of the shares. Directors may elect to defer the payment of their annual stock unit grant and cash-based compensation until termination of services as director. Deferred cash compensation is converted into stock units representing shares of common stock of the Corporation. Distributions of deferred stock units are made in stock. Distributions of the stock unit accounts that relate to cash-based compensation are made in cash based on the fair value of the stock units at the time of distribution.

Note 23 – Cash-Based Compensation Plans

Various incentive plans provide for cash incentives and bonuses to selected employees based upon accomplishment of corporate net income objectives, goals of the reporting segments and support functions, and individual performance. The provision for awards under these plans is charged to compensation expense and totaled $212.4 million in 2014, $192.4 million in 2013, and $186.8 million in 2012.

Note 24 – Contingent Liabilities

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

141 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under GAAP, (i) an event is “probable” if the “future event or events are likely to occur”; (ii) an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely”; and (iii) an event is “remote” if “the chance of the future event or events occurring is slight.”

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of December 31, 2014, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $130 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimate of reasonably possible losses identified above.

As previously disclosed, a number of participants in Northern Trust’s securities lending program, which is associated with Northern Trust’s asset servicing business, have commenced either individual lawsuits or purported class actions in which they claim, among other things, that Northern Trust failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). In 2013, Northern Trust recorded a $19.2 million pre-tax charge in connection with an agreement to resolve claims related to two of these lawsuits. The settlements are not final as they require court approval. Other lawsuits related to securities lending are not part of the proposed settlement, and remain pending.

In April 2014, Northern Trust received a subpoena from the U.S. Securities and Exchange Commission (SEC) seeking documents related to Northern Trust’s securities lending activities. Northern Trust is cooperating with the SEC in this investigation.

In January 2015 the Public Prosecutor’s Office of France recommended that Northern Trust Fiduciary Services (Guernsey) Limited (NTFS), an indirect subsidiary of the Corporation, be charged with complicity in tax fraud and aggravated money laundering relating to the administration of two trusts for which NTFS serves as trustee. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings. Charges against a number of other persons and entities also were recommended related to this matter. The parties currently are awaiting an investigating judge’s decision whether to bring the recommended criminal charges. If charges are brought, NTFS will contest them in the French court.

142 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. and in connection with the 2007 initial public offering of Visa, Inc. (Visa), received shares of restricted stock in Visa. As of December 31, 2014, the Visa shares held by Northern Trust are recorded at their original cost basis of zero and have restrictions as to their sale or transfer.

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

Note 25 – Derivative Financial Instruments

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

Credit risk associated with derivative instruments relates to the failure of the counterparty and the failure of Northern Trust to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains and losses, respectively, on these instruments, net of any cash collateral received or deposited. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates, or credit spreads fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheet were each reduced by $1.9 billion and $1.2 billion as of December 31, 2014 and 2013, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at December 31, 2014 also reflect reductions of $315.8 million and $1.2 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties. This compares with reductions of derivative assets and liabilities of $210.7 million and $767.7 million, respectively, at December 31, 2013. Additional cash collateral received from and deposited with

143 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative counterparties totaling $19.6 million and $153.2 million, respectively, as of December 31, 2014, and $36.4 million and $39.3 million, respectively, as of December 31, 2013, were not offset against derivative assets and liabilities on the consolidated balance sheet as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears certain interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $27.4 million and $27.6 million at December 31, 2014 and 2013, respectively, are not offset against derivative assets and liabilities on the consolidated balance sheet, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $299.5 million and $257.3 million at December 31, 2014 and 2013, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $272.9 million and $197.0 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at December 31, 2014 and 2013 of $26.6 million and $60.3 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

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

Interest rate contracts include swap and option contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts with its clients and also may utilize such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts may include caps, floors, collars and swaptions, and provide for the transfer or reduction of interest rate risk, typically in exchange for a fee. Northern Trust enters into option contracts primarily as a seller of interest rate protection to clients. Northern Trust receives a fee at the outset of the agreement for the assumption of the risk of an unfavorable change in interest rates. This assumed interest rate risk is then mitigated by entering into an offsetting position with an outside counterparty. Northern Trust may also purchase or enter into option contracts for risk management purposes including to reduce the exposure to changes in the cash flows of hedged assets due to changes in interest rates.

Credit default swap contracts are agreements to transfer credit default risk from one party to another in exchange for a fee. Northern Trust enters into credit default swaps with outside counterparties where the counterparty agrees to assume the underlying credit exposure of a specific Northern Trust commercial loan or loan commitment.

Client-Related and Trading Derivative Instruments. Approximately 97% of Northern Trust’s derivatives outstanding at December 31, 2014 and 2013, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

144 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TABLE 108: NOTIONAL AND FAIR VALUES OF CLIENT-RELATED AND TRADING DERIVATIVE FINANCIAL INSTRUMENTS

	DECEMBER 31, 2014			DECEMBER 31, 2013
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
Foreign Exchange Contracts	$257,568.7	$4,149.5	$4,072.0	$243,135.0	$2,844.7	$2,846.2
Interest Rate Contracts	5,353.8	105.5	101.3	5,001.7	122.8	117.0
Total	$262,922.5	$4,255.0	$4,173.3	$248,136.7	$2,967.5	$2,963.2

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statement of income for the years ended December 31, 2014, 2013, and 2012.

TABLE 109: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME

(In Millions)	LOCATION OF DERIVATIVE GAIN/(LOSS) RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME DECEMBER 31,
		2014	2013	2012
Foreign Exchange Contracts	Foreign Exchange Trading Income	$210.1	$244.4	$206.1
Interest Rate Contracts	Security Commissions and Trading Income	9.3	12.7	11.6
Total		$219.4	$257.1	$217.7

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate, and credit risk.

The following table identifies the types and classifications of derivative instruments formally designated as hedges under GAAP and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

TABLE 110: NOTIONAL AND FAIR VALUES OF DESIGNATED RISK MANAGEMENT DERIVATIVE FINANCIAL INSTRUMENTS

			DECEMBER 31, 2014			DECEMBER 31, 2013
				FAIR VALUE			FAIR VALUE
(In Millions)	DERIVATIVE INSTRUMENT	RISK CLASSIFICATION	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
FAIR VALUE HEDGES
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$2,859.5	$12.7	$28.5	$3,296.9	$31.5	$44.8
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	112.8	2.0	1,250.0	83.6	33.4
CASH FLOW HEDGES
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	344.9	6.0	14.8	314.0	10.2	5.5
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	10.0	–	–	–	–	–
Available for Sale Investment Securities	Interest Rate Options Contracts	Interest Rate	625.0	1.3	–	–	–	–
NET INVESTMENT HEDGES
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,795.4	118.9	3.4	1,684.9	9.8	52.8

Total			$6,884.8	$251.7	$48.7	$6,545.8	$135.1	$136.5

145 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the above, Sterling-denominated debt, totaling $243.9 million and $259.1 million at December 31, 2014 and 2013, respectively, was designated as a hedge of the foreign exchange risk associated with the net investment in certain non-U.S. affiliates. Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statement of income related to fair value hedges for the years ended December 31, 2014, 2013, and 2012.

TABLE 111: LOCATION AND AMOUNT OF DERIVATIVE GAINS AND LOSSES RECORDED IN INCOME

	DERIVATIVE INSTRUMENT	LOCATION OF DERIVATIVE GAIN/(LOSS) RECOGNIZED IN INCOME	AMOUNT OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME DECEMBER 31,
(In Millions)			2014	2013	2012
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(36.4)	$26.3	$(48.4)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	104.0	(44.9)	54.3

Total			$67.6	$(18.6)	$5.9

There was no ineffectiveness or change in the fair value of hedged items recognized in earnings for fair value hedges during the year ended December 31, 2014. There was $0.9 million of losses, and $0.4 million of gains recorded within the fair values of hedged items for “long-haul” hedges during the years ended December 31, 2013, and 2012, respectively, and $0.8 million of losses, and $0.3 million of gains from ineffectiveness recorded during the years ended December 31, 2013, and 2012, respectively.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. There was no ineffectiveness recognized in earnings for cash flow hedges during the years ended December 31, 2014, 2013, or 2012. As of December 31, 2014, 23 months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign currency denominated transactions was being hedged.

The following table provides cash flow hedge derivative gains and losses that were recognized in AOCI and the amounts reclassified to earnings during the years ended December 31, 2014, 2013 and 2012.

TABLE 112: CASH FLOW HEDGE DERIVATIVE GAINS AND LOSSES RECOGNIZED IN AOCI AND RECLASSIFIED TO EARNINGS

	FOREIGN EXCHANGE CONTRACTS (BEFORE TAX)			INTEREST RATE SWAP CONTRACTS (BEFORE TAX)			INTEREST RATE OPTION CONTRACTS (BEFORE TAX)
(In Millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net Gain/(Loss) Recognized in AOCI	$(9.4)	$2.1	$(3.2)	$–	$–	$–	$0.7	$–	$–

Net Gain/(Loss) Reclassified from AOCI to Earnings
Other Operating Income	3.3	(2.1)	(4.6)	–	–	–	–	–	–
Interest Income	–	–	–	–	–	(0.2)	1.2	–	–
Other Operating Expense	(0.5)	(2.6)	–	–	–	–	–	–	–

Total	$2.8	$(4.7)	$(4.6)	$–	$–	$(0.2)	$1.2	$–	$–

During the year ended December 31, 2012, there were $0.2 million of gains relating to net foreign exchange contract amounts that were reclassified into earnings as a result of the discontinuance of forecasted transactions that were no longer probable of occurring; there were no gains or losses reclassified during the years ended December 31, 2014 and 2013. It is estimated that a net loss of $5.7 million will be reclassified into earnings within the next twelve months relating to cash flow hedges of foreign currency denominated transactions. It is estimated that a net gain of $3.7 million will be reclassified into earnings upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.

146 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. For net investment hedges, there was $5.3 million of gains from ineffectiveness recorded for these hedges during the year ended December 31, 2012, and no ineffectiveness recorded for these hedges during the years ended December 31, 2014 and 2013.

The following table provides net investment hedge gains and losses recognized in AOCI during the years ended December 31, 2014 and 2013.

TABLE 113: NET INVESTMENT HEDGE GAINS AND LOSSES RECOGNIZED IN AOCI

	AMOUNT OF HEDGING INSTRUMENT GAIN/(LOSS) RECOGNIZED IN AOCI (BEFORE TAX)
(In Millions)	2014	2013
Foreign Exchange Contracts	$127.4	$(101.6)
Sterling Denominated Subordinated Debt	15.2	(5.7)

Total	$142.6	$(107.3)

Derivatives that are not formally designated as hedges under GAAP are entered into for risk management purposes. Foreign exchange contracts are entered into to manage the foreign currency risk of non-U.S.-dollar-denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans, and forecasted foreign-currency-denominated transactions. Credit default swaps are entered into to manage the credit risk associated with certain loans and loan commitments. The following table identifies the types of risk management derivative instruments not formally designated as hedges and their notional amounts and fair values.

TABLE 114: NOTIONAL AND FAIR VALUES OF NON DESIGNATED RISK MANAGEMENT DERIVATIVE INSTRUMENTS

	DECEMBER 31, 2014			DECEMBER 31, 2013
		FAIR VALUE			FAIR VALUE
(In Millions)	NOTIONAL VALUE	ASSET	LIABILITY	NOTIONAL VALUE	ASSET	LIABILITY
Foreign Exchange Contracts	$246.3	$0.8	$5.3	$168.8	$1.0	$1.2

Total	$246.3	$0.8	$5.3	$168.8	$1.0	$1.2

The following table provides the location and amount of gains and losses recorded in the consolidated statement of income for the years ended December 31, 2014, 2013, and 2012 for derivative instruments not formally designated as hedges under GAAP.

TABLE 115: LOCATION AND AMOUNT OF GAINS AND LOSSES RECORDED IN INCOME

	LOCATION OF DERIVATIVE GAIN/ (LOSS) RECOGNIZED IN INCOME	AMOUNT RECOGNIZED IN INCOME
(In Millions)		2014	2013	2012
Credit Default Swap Contracts	Other Operating Income	$—	$(0.1)	$(2.6)
Foreign Exchange Contracts	Other Operating Income	(14.3)	(4.0)	11.3

Total		$(14.3)	$(4.1)	$8.7

147 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and of securities purchased under agreements to resell within the consolidated balance sheet as of December 31, 2014 and 2013.

TABLE 116: OFFSETTING OF DERIVATIVE ASSETS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

DECEMBER 31, 2014
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,442.8	$1,889.8	$1,553.0	$–	$1,553.0
Interest Rate Swaps OTC	183.9	32.1	151.8	–	151.8
Interest Rate Swaps Exchange Cleared	48.4	13.1	35.3	–	35.3
Cross Product Netting Adjustment	–	6.3	–	–	–
Cross Product Collateral Adjustment	–	315.8	–	–	–

Total Derivatives Subject to a Master Netting Arrangement	3,675.1	2,257.1	1,418.0	–	1,418.0

Total Derivatives Not Subject to a Master Netting Arrangement	832.4	–	832.4	–	832.4

Total Derivatives	4,507.5	2,257.1	2,250.4	–	2,250.4

Securities Purchased under Agreements to Resell(2)	$1,000.0	$—	$1,000.0	$1,000.0	$–

DECEMBER 31, 2013
(In Millions)	GROSS RECOGNIZED ASSETS	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(3)
Derivative Assets(1)
Foreign Exchange Contracts Over the Counter (OTC)	$2,612.5	$1,073.3	$1,539.2	$–	$1,539.2
Interest Rate Swaps OTC	228.8	47.5	181.3	–	181.3
Interest Rate Swaps Exchange Cleared	9.1	9.1	–	–	–
Cross Product Netting Adjustment	–	28.4	–	–	–
Cross Product Collateral Adjustment	–	210.7	–	–	–

Total Derivatives Subject to a Master Netting Arrangement	2,850.4	1,369.0	1,481.4	–	1,481.4

Total Derivatives Not Subject to a Master Netting Arrangement	253.2	–	253.2	–	253.2

Total Derivatives	3,103.6	1,369.0	1,734.6	–	1,734.6

Securities Purchased under Agreements to Resell(2)	$500.0	$–	$500.0	$500.0	$–

(1) Derivative assets are reported in other assets in the consolidated balance sheet. Other assets (excluding derivative assets) totaled $3,614.7 million and $3,029.4 million as of December 31, 2014 and 2013, respectively.

(2) Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheet. Federal funds sold totaled $62.7 million and $29.6 million as of December 31, 2014 and 2013, respectively.

(3) Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2014 and 2013.

148 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding the offsetting of derivative liabilities and of securities sold under agreements to repurchase within the consolidated balance sheet as of December 31, 2014 and 2013.

TABLE 117: OFFSETTING OF DERIVATIVE LIABILITIES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

DECEMBER 31, 2014
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$3,431.0	$1,889.8	$1,541.2	$–	$1,541.2
Interest Rate Swaps OTC	118.7	32.1	86.6	–	86.6
Interest Rate Swaps Exchange Cleared	13.1	13.1	–	–	–
Cross Product Netting Adjustment	–	6.3	–	–	–
Cross Product Collateral Adjustment	–	1,232.0	–	–	–

Total Derivatives Subject to a Master Netting Arrangement	3,562.8	3,173.3	389.5	–	389.5

Total Derivatives Not Subject to a Master Netting Arrangement	664.5	–	664.5	–	664.5

Total Derivatives	4,227.3	3,173.3	1,054.0	–	1,054.0

Securities Sold under Agreements to Repurchase	$885.1	$–	$885.1	$885.1	$–

DECEMBER 31, 2013
(In Millions)	GROSS RECOGNIZED LIABILITIES	GROSS AMOUNTS OFFSET	NET AMOUNTS PRESENTED	GROSS AMOUNTS NOT OFFSET	NET AMOUNT(2)
Derivative Liabilities(1)
Foreign Exchange Contracts OTC	$2,039.0	$1,073.3	$965.7	$–	$965.7
Interest Rate Swaps OTC	163.7	47.5	116.2	–	116.2
Interest Rate Swaps Exchange Cleared	31.5	9.1	22.4	–	22.4
Cross Product Netting Adjustment	–	28.4	–	–	–
Cross Product Collateral Adjustment	–	767.7	–	–	–

Total Derivatives Subject to a Master Netting Arrangement	2,234.2	1,926.0	308.2	–	308.2

Total Derivatives Not Subject to a Master Netting Arrangement	866.7	–	866.7	–	866.7

Total Derivatives	3,100.9	1,926.0	1,174.9	–	1,174.9

Securities Sold under Agreements to Repurchase	$917.3	$–	$917.3	$917.3	$–

(1) Derivative liabilities are reported in other liabilities in the consolidated balance sheet. Other liabilities (excluding derivative liabilities) totaled $2,794.1 million and $2,338.4 million as of December 31, 2014 and 2013, respectively.

(2) Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheet that could have been used to offset the net amounts presented in the consolidated balance sheet as of December 31, 2014 and 2013.

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

Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting arrangements or similar agreements exist. Derivative assets and liabilities can be further offset by cash collateral received from, and deposited with, the transacting counterparty. The basis for this view is that, upon termination of transactions subject to a master netting arrangement or similar agreement, the individual derivative receivables do not represent resources to which general creditors have rights and individual derivative payables do not represent claims that are equivalent to the claims of general creditors. Effective in the second quarter of 2013, Northern Trust centrally clears certain

149 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. These transactions are subject to an agreement similar to a master netting arrangement, which has the same rights of offset as described above.

Note 27 – Off-Balance-Sheet Financial Instruments

Commitments and Letters of Credit. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients. The contractual amounts of these instruments represent the potential credit exposure should the instrument be fully drawn upon and the client default. To control the credit risk associated with entering into commitments and issuing letters of credit, Northern Trust subjects such activities to the same credit quality and monitoring controls as its lending activities. Commitments and letters of credit consist of the following:

Legally Binding Commitments to Extend Credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements.

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

Commercial Letters of Credit are instruments issued by Northern Trust on behalf of its clients that authorize a third party (the beneficiary) to draw drafts up to a stipulated amount under the specified terms and conditions of the agreement. Commercial letters of credit are issued primarily to facilitate international trade.

The following table shows the contractual amounts of commitments and letters of credit.

TABLE 118: COMMITMENTS AND LETTERS OF CREDIT	DECEMBER 31,
(In Millions)	2014	2013
Legally Binding Commitments to Extend Credit(1)	$35,127.6	$32,174.8
Standby Letters of Credit(2)	4,468.1	4,451.1
Commercial Letters of Credit	20.8	24.8

(1) These amounts exclude $481.4 million and $418.5 million of commitments participated to others at December 31, 2014 and 2013, respectively.

(2) These amounts include $221.4 million and $208.9 million of standby letters of credit secured by cash deposits or participated to others as of December 31, 2014 and 2013, respectively. The weighted average maturity of standby letters of credit was 27 months at December 31, 2014 and 25 months at December 31, 2013.

Other Off-Balance-Sheet Financial Instruments. As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of December 31, 2014 and 2013 subject to indemnification was $98.1 billion and $82.7 billion, respectively. Because of the credit quality of the borrowers and the requirement to fully collateralize securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded related to these indemnifications.

The Bank is a participating member of various cash, securities, and foreign exchange clearing and settlement organizations such as The Depository Trust Company in New York. It participates in these organizations on behalf of its clients and on its own behalf as a result of its own activities. A wide variety of cash and securities transactions are settled through these

150 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

organizations, including those involving obligations of states and political subdivisions, asset-backed securities, commercial paper, dollar placements, and securities issued by the Government National Mortgage Association.

As a result of its participation in cash, securities, and foreign exchange clearing and settlement organizations, the Bank could be responsible for a pro rata share of certain credit-related losses arising out of the clearing activities. The method in which such losses would be shared by the clearing members is stipulated in each clearing organization’s membership agreement. Credit exposure related to these agreements varies from day to day, primarily as a result of fluctuations in the volume of transactions cleared through the organizations. The estimated credit exposure at December 31, 2014, and 2013 was approximately $60 million and $73 million, respectively, based on the membership agreements and clearing volume for those days. Controls related to these clearing transactions are closely monitored by management to protect the assets of Northern Trust and its clients.

Note 28 – Variable Interest Entities

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

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of December 31, 2014 and 2013, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheet, were $547.6 million and $671.2 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

Tax Credit Structures. Northern Trust invests in qualified affordable housing projects and community development entities (collectively, community development projects) that are designed to generate a return primarily through the realization of tax credits. The community development projects are formed as limited partnerships and LLCs in which Northern Trust invests as a limited partner/investor member through equity contributions. The economic performance of the community development projects, which are VIEs, is subject to the performance of their underlying investment and their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Northern Trust has determined that it is not the primary beneficiary of any community development projects as it lacks the power to direct the activities that most significantly impact the economic performance of the underlying investments or to affect their ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners and managing members who exercise full and exclusive control of the operations of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amounts of its investments, including any undrawn commitments. As of December 31, 2014 and 2013, the carrying amounts of these investments in community development projects that generate tax credits, included in other assets in

151 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the consolidated balance sheet, were $208.9 million and $222.3 million, respectively. As of December 31, 2014 and 2013, liabilities related to unfunded commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheet, were $15.6 million and $19.8 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and unfunded commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Affordable housing tax credits and other tax benefits attributable to community development projects totaled $58.1 million as of December 31, 2014.

Trust Preferred Securities. As discussed in further detail in Note 13 – Floating Rate Capital Debt, in 1997, Northern Trust issued Floating Rate Capital Securities, Series A and Series B, through NTC Capital I and NTC Capital II, respectively, statutory business trusts wholly-owned by the Corporation. The sole assets of the trusts are Subordinated Debentures of the Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. NTC Capital I and NTC Capital II are considered VIEs; however, as the sole asset of each trust is a receivable from the Corporation and proceeds to the Corporation from the receivable exceed the Corporation’s investment in the VIEs’ equity shares, the Corporation is not permitted to consolidate the trusts, even though the Corporation owns all of the voting equity shares of the trusts, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. Northern Trust recognizes the subordinated debentures on its consolidated balance sheet as long-term liabilities.

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

Note 29 – Pledged and Restricted Assets

Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits; repurchase agreements; Federal Home Loan Bank borrowings; and for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. On December 31, 2014, securities and loans totaling $32.3 billion ($23.1 billion of government sponsored agency and other securities, $122.9 million of obligations of states and political subdivisions, and $9.1 billion of loans), were pledged. Collateral required for these purposes totaled $5.9 billion. Included in the total pledged assets are available for sale securities with a total fair value of $884.8 million which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral as of December 31, 2014 was $1.0 billion. There was no repledged or sold collateral as of December 31, 2014.

Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.3 billion in 2014.

152 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 30 – Restrictions on Subsidiary Dividends and Loans or Advances

Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state-chartered bank that is a member of the Federal Reserve System if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income (as defined by regulatory agencies) for that year combined with its retained net income for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its “undivided profits,” as defined, without regulatory and stockholder approval.

Under Illinois law, an Illinois state bank, prior to paying a dividend, must carry over to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the bank’s surplus is equal to its capital. In addition, an Illinois state bank may not pay any dividend in an amount greater than its net profits then on hand, after deduction of losses and bad debts (defined as debts due to a state bank on which interest is past due and unpaid for a period of 6 months or more, unless the same are well secured and in the process of collection).

The Bank is also prohibited under federal law from paying any dividends if the Bank is undercapitalized or if the payment of the dividends would cause the Bank to become undercapitalized. In addition, the federal regulatory agencies are authorized to prohibit a bank or bank holding company from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice. The Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends (e.g., the Corporation must include proposed dividends in the capital plan that it submits to the Federal Reserve Board in connection with the CCAR exercise and such dividends may only be declared if the Federal Reserve Board does not object to the Corporation’s capital plan).

Under federal law, financial transactions by the Bank, the Corporation’s insured banking subsidiary, with the Corporation and its affiliates that are in the form of loans or extensions of credit, investments, guarantees, derivative transactions, repurchase agreements, securities lending transactions or purchases of assets, are restricted. Transfers of this kind to the Corporation or a nonbanking subsidiary by the Bank are limited to 10% of the Bank’s capital and surplus with respect to any single affiliate, and to 20% of the Bank’s capital and surplus with all affiliates in the aggregate, and are also subject to certain collateral requirements (in the case of credit transactions) and other restrictions on covered transactions. These transactions, as well as other transactions between the Bank and the Corporation or its affiliates, also must be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms, or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies. Other state and federal laws may limit the transfer of funds by the Corporation’s banking subsidiaries to the Corporation and certain of its affiliates.

Note 31 – Reporting Segments and Related Information

Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Income and expense associated with the Corporation’s and the Bank’s wholesale funding activities and investment portfolios, as well as certain corporate-based expense, executive level compensation and nonrecurring items are not allocated to C&IS and Wealth Management, and are reported in Northern Trust’s third reporting segment, Treasury and Other, in the tables below.

C&IS and Wealth Management results are presented to promote a greater understanding of their financial performance. The information, presented on an internal management-reporting basis as opposed to GAAP which is used for consolidated financial reporting purposes, derives from internal accounting systems that support Northern Trust’s strategic objectives and management structure. The accounting policies used for management reporting are consistent with those described in Note 1 – Summary of Significant Accounting Policies.

153 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the earnings contribution of Northern Trust’s reporting segments for the years ended December 31, 2014, 2013, and 2012.

TABLE 119: CORPORATE AND INSTITUTIONAL SERVICES RESULTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
NONINTEREST INCOME
Trust, Investment and Other Servicing Fees	$1,584.0	$1,443.8	$1,334.1
Foreign Exchange Trading Income	200.4	238.8	193.5
Other Noninterest Income	177.9	177.3	193.6
Net Interest Income (FTE) (Note)	310.0	275.9	280.1

Revenue (FTE) (Note)	2,272.3	2,135.8	2,001.3
Provision for Credit Losses	5.8	(3.4)	(2.1)
Noninterest Expense	1,732.8	1,657.9	1,599.9

Income before Income Taxes (Note)	533.7	481.3	403.5
Provision for Income Taxes (Note)	149.4	145.6	114.3

Net Income	$384.3	$335.7	$289.2

Percentage of Consolidated Net Income	47%	46%	42%

Average Assets	$59,462.9	$53,308.2	$49,904.0

Note: Stated on an FTE basis.

TABLE 120: WEALTH MANAGEMENT RESULTS OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
NONINTEREST INCOME
Trust, Investment and Other Servicing Fees	$1,248.8	$1,166.0	$1,071.4
Foreign Exchange Trading Income	9.7	5.6	12.6
Other Noninterest Income	98.3	116.7	93.6
Net Interest Income (FTE) (Note)	536.1	557.7	629.9

Revenue (FTE) (Note)	1,892.9	1,846.0	1,807.5
Provision for Credit Losses	0.2	23.4	27.1
Noninterest Expense	1,268.7	1,215.0	1,182.3

Income before Income Taxes (Note)	624.0	607.6	598.1
Provision for Income Taxes (Note)	234.8	229.2	226.4

Net Income	$389.2	$378.4	$371.7

Percentage of Consolidated Net Income	48%	52%	54%

Average Assets	$23,629.3	$22,887.6	$23,917.9

Note: Stated on an FTE basis.

TABLE 121: TREASURY AND OTHER RESULTS OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
Noninterest Income	$6.6	$8.0	$7.0
Net Interest Income (FTE) (Note)	188.8	132.0	121.1

Revenue (FTE) (Note)	195.4	140.0	128.1
Noninterest Expense	133.5	120.9	96.6

Income before Income Taxes (Note)	61.9	19.1	31.5
Provision (Benefit) for Income Taxes (Note)	23.6	1.9	5.1

Net Income	$38.3	$17.2	$26.4

Percentage of Consolidated Net Income	5%	2%	4%

Average Assets	$20,991.3	$18,661.9	$19,153.6

Note: Stated on an FTE basis.

154 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 122: CONSOLIDATED FINANCIAL INFORMATION
	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
NONINTEREST INCOME
Trust, Investment and Other Servicing Fees	$2,832.8	$2,609.8	$2,405.5
Foreign Exchange Trading Income	210.1	244.4	206.1
Other Noninterest Income	282.8	302.0	294.2
Net Interest Income (FTE) (Note)	1,034.9	965.6	1,031.1
Revenue (FTE) (Note)	4,360.6	4,121.8	3,936.9
Provision for Credit Losses	6.0	20.0	25.0
Noninterest Expense	3,135.0	2,993.8	2,878.8
Income before Income Taxes (Note)	1,219.6	1,108.0	1,033.1
Provision for Income Taxes (Note)	407.8	376.7	345.8
Net Income	$811.8	$731.3	$687.3
Average Assets	$104,083.5	$94,857.7	$92,975.5

Note: Stated on an FTE basis. The consolidated figures include $29.4 million, $32.5 million, and $40.8 million, of FTE adjustments for 2014, 2013, and 2012, respectively.

Northern Trust’s non-U.S. activities are primarily related to its asset servicing, asset management, foreign exchange, cash management, and commercial banking businesses. The operations of Northern Trust are managed on a reporting segment basis and include components of both U.S and non-U.S. source income and assets. Non-U.S. source income and assets are not separately identified in Northern Trust’s internal management reporting system. However, Northern Trust is required to disclose non-U.S. activities based on the domicile of the customer. Due to the complex and integrated nature of Northern Trust’s activities, it is difficult to segregate with precision revenues, expenses and assets between U.S. and non-U.S.-domiciled customers. Therefore, certain subjective estimates and assumptions have been made to allocate revenues, expenses and assets between U.S. and non-U.S. operations.

For purposes of this disclosure, all foreign exchange trading income has been allocated to non-U.S. operations. Interest expense is allocated to non-U.S. operations based on specifically matched or pooled funding. Allocations of indirect noninterest expenses related to non-U.S. activities are not significant, but when made, are based on various methods such as time, space, and number of employees.

The table below summarizes Northern Trust’s performance based on the allocation process described above without regard to guarantors or the location of collateral.

TABLE 123: DISTRIBUTION OF TOTAL ASSETS AND OPERATING PERFORMANCE

(In Millions)	TOTAL ASSETS	TOTAL REVENUE	INCOME BEFORE INCOME TAXES	NET INCOME
2014
Non-U.S.	$28,326.1	$1,341.8	$446.5	$322.7
U.S.	81,620.4	2,989.4	743.7	489.1
Total	$109,946.5	$4,331.2	$1,190.2	$811.8
2013
Non-U.S.	$30,241.3	$1,101.0	$272.4	$201.3
U.S.	72,706.0	2,988.3	803.1	530.0
Total	$102,947.3	$4,089.3	$1,075.5	$731.3
2012
Non-U.S.	$29,198.4	$992.5	$194.9	$147.6
U.S.	68,265.4	2,903.6	797.4	539.7
Total	$97,463.8	$3,896.1	$992.3	$687.3

Note: Total revenue is comprised of net interest income and noninterest income.

155 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 32 – Regulatory Capital Requirements

Northern Trust and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory authorities. Under these requirements, banks must maintain specific ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average quarterly assets in order to be classified as “well-capitalized.” The regulatory capital requirements impose certain restrictions upon banks that meet minimum capital requirements but are not “well-capitalized” and obligate the federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not maintain such minimum ratios. Such prompt corrective action could have a direct material effect on a bank’s financial statements.

As of December 31, 2014, and 2013, the Bank had capital ratios above the levels required for classification as a “well-capitalized” institution and had not received any regulatory notification of a lower classification. Additionally, Northern Trust’s subsidiary banks located outside the U.S. are subject to regulatory capital requirements in the jurisdictions in which they operate. As of December 31, 2014, and 2013, Northern Trust’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements. There were no conditions or events since December 31, 2014, that management believes have adversely affected the capital categorization of any Northern Trust subsidiary bank.

The table below summarizes the risk-based capital amounts and ratios for Northern Trust on a consolidated basis and for the Bank.

TABLE 124: RISK-BASED CAPITAL AMOUNTS AND RATIOS

	DECEMBER 31, 2014
($ In Millions)	ADVANCED APPROACH(1)		STANDARDIZED APPROACH(2)		DECEMBER 31, 2013(3)
	BALANCE	RATIO	BALANCE	RATIO	BALANCE	RATIO
Common Equity Tier 1 Capital
Northern Trust Corporation	$7,813.3	12.4%	$7,813.3	12.5%	$7,853.2	12.9%
The Northern Trust Company	7,327.3	12.0	7,327.3	11.8	6,765.6	11.5
Minimum to qualify as well-capitalized	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital
Northern Trust Corporation	8,318.0	13.2	8,317.6	13.3	7,853.2	13.4
The Northern Trust Company	7,327.3	12.0	7,327.3	11.8	6,765.6	11.5
Minimum to qualify as well-capitalized:
Northern Trust Corporation	3,773.8	6.0	3,759.1	6.0	3,526.4	6.0
The Northern Trust Company	3,665.8	6.0	3,738.0	6.0	3,515.2	6.0

Total Capital
Northern Trust Corporation	9,449.2	15.0	9,723.0	15.5	9,294.9	15.8
The Northern Trust Company	8,420.4	13.8	8,695.1	14.0	8,366.2	14.3
Minimum to qualify as well-capitalized:
Northern Trust Corporation	6,289.7	10.0	6,265.1	10.0	5,877.4	10.0
The Northern Trust Company	6,109.7	10.0	6,229.9	10.0	5,858.8	10.0

Leverage (Tier 1 Capital to Adjusted Average Fourth Quarter Assets)
Northern Trust Corporation	N/A	N/A	8,317.6	7.8	7,853.2	7.9
The Northern Trust Company	N/A	N/A	7,327.3	6.9	6,765.6	6.8
Minimum to qualify as well-capitalized:
Northern Trust Corporation	N/A	N/A	5,340.7	5.0	4,953.7	5.0
The Northern Trust Company	N/A	N/A	5,324.9	5.0	4,939.9	5.0

(1) Effective with the second quarter of 2014, Northern Trust exited its parallel run. Accordingly, the December 31, 2014, capital balances and ratios are calculated in compliance with the Basel III Advanced Approach final rules released by the Federal Reserve Board on July 2, 2013.

(2) Standardized Approach capital components in 2014 are determined by Basel III phased-in requirements and risk-weighted assets are determined by Basel I requirements. The December 31, 2014, ratios calculated under the Standardized Approach comply with the final rules released by the Federal Reserve Board on July 2, 2013.

(3) The December 31, 2013, capital balances and ratios were calculated in accordance with Basel I requirements.

As of January 1, 2015, the risk-based capital guidelines that apply to the Corporation and the Bank, commonly referred to as Basel III, are based upon the 2011 capital accord of the (Basel Committee). The Basel III rules are currently being phased in, and will come into full effect by January 1, 2022.

156 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the final Basel III rules, the Corporation is one of a small number of “core” banking organizations. The rules require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. In order to implement the capital rules, a core banking organization, such as the Corporation, is required to satisfactorily complete a parallel run, in which it calculates capital requirements under both the Basel III rules and previously effective regulations. On February 21, 2014, the Corporation was notified by the Federal Reserve Board that both the Corporation and the Bank would be permitted to exit parallel run. Accordingly, the Corporation and the Bank were required to use the advanced approaches methodologies to calculate and publicly disclose their risk-based capital ratios beginning with the second quarter of 2014. The parallel run of the risk-based capital framework demonstrated that the use of the advanced approaches methodologies, inclusive of commitments the Corporation provided to the Federal Reserve Board regarding the Corporation’s approach to the calculation of risk-weighted assets, did not result in the Tier 1 or total risk-based capital ratios falling below the levels required for categorization as “well-capitalized.”

The U.S.’s implementation of Basel III has increased the minimum capital thresholds for banking organizations and tightened the standards for what qualifies as capital. The Corporation and the Bank believe their capital strength, balance sheets and business models leave them well positioned for the continued U.S. implementation of Basel III.

Note 33 – Northern Trust Corporation (Corporation only)

Condensed financial information is presented below. Investments in wholly-owned subsidiaries are carried on the equity method of accounting.

TABLE 125: CONDENSED BALANCE SHEET
	DECEMBER 31,
(In Millions)	2014	2013
ASSETS
Cash on Deposit with Subsidiary Bank	$869.4	$1,566.4
Time Deposits with Subsidiary Banks	–	–
Securities	2.3	5.3
Advances to Wholly-Owned Subsidiaries – Banks	2,273.5	2,035.0
– Nonbank	5.0	5.0
Investments in Wholly-Owned Subsidiaries – Banks	7,604.5	7,101.7
– Nonbank	123.0	168.5
Buildings and Equipment	–	–
Other Assets	605.8	608.8
Total Assets	$11,483.5	$11,490.7
LIABILITIES
Senior Notes	$1,497.0	$1,996.6
Long Term Debt	793.0	717.8
Floating Rate Capital Debt	277.2	277.1
Other Liabilities	467.4	587.2
Total Liabilities	3,034.6	3,578.7
STOCKHOLDERS’ EQUITY
Preferred Stock	388.5	–
Common Stock	408.6	408.6
Additional Paid-in Capital	1,050.9	1,035.7
Retained Earnings	7,625.4	7,134.8
Accumulated Other Comprehensive Loss	(319.7)	(244.3)
Treasury Stock	(704.8)	(422.8)
Total Stockholders’ Equity	8,448.9	7,912.0
Total Liabilities and Stockholders’ Equity	$11,483.5	$11,490.7

157 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE 126: CONDENSED STATEMENT OF INCOME
	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
OPERATING INCOME
Dividends – Bank Subsidiaries	$300.0	$880.0	$440.0
– Nonbank Subsidiaries	3.8	21.7	26.2
Intercompany Interest and Other Charges	42.9	33.2	30.0
Interest and Other Income	(0.3)	9.0	10.6
Total Operating Income	346.4	943.9	506.8
OPERATING EXPENSES
Interest Expense	66.6	78.3	74.9
Other Operating Expenses	17.0	20.8	13.0
Total Operating Expenses	83.6	99.1	87.9
Income before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	262.8	844.8	418.9
Benefit for Income Taxes	16.6	24.2	21.1
Income before Equity in Undistributed Net Income of Subsidiaries	279.4	869.0	440.0
Equity in Undistributed Net Income of Subsidiaries – Banks	522.1	(152.5)	266.9
– Nonbank	10.3	14.8	(19.6)
Net Income	$811.8	$731.3	$687.3
Preferred Stock Dividends	9.5	–	–
Net Income Applicable to Common Stock	$802.3	$731.3	$687.3

TABLE 127: CONDENSED STATEMENT OF CASH FLOWS	FOR THE YEAR ENDED DECEMBER 31,
(In Millions)	2014	2013	2012
OPERATING ACTIVITIES:
Net Income	$811.8	$731.3	$687.3
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(532.4)	131.0	(247.3)
Change in Prepaid Expenses	0.2	(1.1)	(0.9)
Change in Accrued Income Taxes	(30.7)	(18.1)	34.7
Other, net	56.1	102.6	(36.0)
Net Cash Provided by Operating Activities	305.0	945.7	437.8
INVESTING ACTIVITIES:
Change in Time Deposits with Banks	–	1,691.4	(422.2)
Purchases of Securities – Available for Sale	–	–	(0.4)
Proceeds from Sale, Maturity and Redemption of Securities – Available for Sale	2.9	0.2	94.3
Change in Capital Investments in Subsidiaries	–	(13.0)	0.3
Advances to Wholly-Owned Subsidiaries	(238.5)	(1,000.0)	–
Other, net	1.1	1.8	–
Net Cash Provided by (Used in) Investing Activities	(234.5)	680.4	(328.0)
FINANCING ACTIVITIES:
Change in Senior Notes and Long-Term Debt	(500.0)	317.9	300.0
Proceeds from Issuance of Preferred Stock – Series C	388.5	–	–
Treasury Stock Purchased	(480.7)	(309.7)	(162.4)
Net Proceeds from Stock Options	127.5	146.2	106.8
Cash Dividends Paid on Common Stock	(302.9)	(220.6)	(354.3)
Other, net	0.1	–	0.1
Net Cash Used in Financing Activities	(767.5)	(66.2)	(109.8)
Net Change in Cash on Deposit with Subsidiary Bank	(697.0)	1,559.9	–
Cash on Deposit with Subsidiary Bank at Beginning of Year	1,566.4	6.5	6.5
Cash on Deposit with Subsidiary Bank at End of Year	$869.4	$1,566.4	$6.5

158 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

SUPPLEMENTAL ITEM – SELECTED STATISTICAL AND SUPPLEMENTAL FINANCIAL DATA

TABLE 128: QUARTERLY FINANCIAL DATA (UNAUDITED)

STATEMENT OF INCOME	2014				2013
($ In Millions Except Per Share Information)	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER	FOURTH QUARTER	THIRD QUARTER	SECOND QUARTER	FIRST QUARTER
Trust, Investment and Other Servicing Fees	$728.2	$718.2	$706.9	$679.5	$673.8	$648.0	$657.3	$630.7
Other Noninterest Income	138.0	111.4	128.2	115.3	121.5	162.2	143.1	119.6
Net Interest Income
Interest Income	303.9	293.8	293.8	295.4	302.4	291.1	275.3	286.7
Interest Expense	40.0	44.5	47.2	49.7	52.5	54.1	55.2	60.6

Net Interest Income	263.9	249.3	246.6	245.7	249.9	237.0	220.1	226.1
Provision for Credit Losses	3.0	–	–	3.0	5.0	5.0	5.0	5.0
Noninterest Expense	781.3	774.7	811.0	768.0	794.5	740.7	729.7	728.9
Provision for Income Taxes	101.8	99.7	88.8	88.1	76.0	95.0	94.7	78.5

Net Income	$244.0	$204.5	$181.9	$181.4	$169.7	$206.5	$191.1	$164.0

Preferred Stock Dividends	9.5	–	–	–	–	–	–	–

Net Income Applicable to Common Stock	$234.5	$204.5	$181.9	$181.4	$169.7	$206.5	$191.1	$164.0

PER COMMON SHARE

Net Income – Basic	$0.98	$0.85	$0.76	$0.75	$0.70	$0.85	$0.78	$0.68
– Diluted	0.98	0.84	0.75	0.75	0.70	0.84	0.78	0.67
AVERAGE BALANCE SHEET ASSETS

Cash and Due from Banks	$1,217.4	$2,783.0	$2,838.4	$2,806.6	$2,676.5	$2,776.8	$2,964.6	$3,392.5
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,045.8	923.1	554.1	530.3	549.7	548.2	309.8	249.5
Interest-Bearing Due from and Deposits with Banks(1)	16,458.7	16,288.3	17,294.6	17,062.5	18,264.9	17,767.6	18,192.6	18,099.5
Federal Reserve Deposits	17,020.9	15,914.3	13,266.4	12,702.5	13,220.9	7,987.5	5,275.5	3,872.0
Securities(2)	33,511.7	33,585.4	34,304.7	32,368.0	30,708.1	30,563.4	30,742.0	31,275.1
Loans and Leases	31,351.4	30,256.4	30,052.9	29,177.4	28,858.1	28,662.4	28,601.8	28,661.9
Allowance for Credit Losses Assigned to Loans and Leases	(267.1)	(273.4)	(276.8)	(277.8)	(283.8)	(289.6)	(290.2)	(296.1)
Other Assets	7,091.2	5,767.6	5,289.8	5,874.0	5,712.3	7,196.2	7,053.5	6,314.9

Total Assets	$107,430.0	$105,244.7	$103,324.1	$100,243.5	$99,706.7	$95,212.5	$92,849.6	$91,569.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand and Other Noninterest-Bearing	$21,732.7	$20,069.8	$18,832.3	$17,642.1	$16,004.8	$16,134.2	$17,468.1	$16,899.1
Savings and Money Market	15,051.2	15,019.0	14,828.6	14,713.8	14,340.8	14,286.5	14,634.7	14,880.3
Savings Certificates and Other Time	1,829.3	1,902.9	1,996.2	1,825.5	1,861.6	1,969.0	2,199.1	2,385.6
Non-U.S. Offices – Interest-Bearing	48,817.9	48,725.5	48,988.1	46,566.4	47,920.3	43,064.7	39,043.3	39,221.1

Total Deposits	87,431.1	85,717.2	84,645.2	80,747.8	80,127.5	75,454.4	73,345.2	73,386.1
Short-Term Borrowings	4,364.4	4,860.3	4,217.8	4,552.0	4,989.9	5,447.2	4,750.0	3,405.5
Senior Notes	1,496.9	1,496.8	1,661.6	1,996.6	1,996.5	2,192.5	2,400.1	2,403.9
Long-Term Debt	1,613.4	1,636.5	1,642.4	1,728.9	1,485.8	978.5	1,105.2	1,277.7
Floating Rate Capital Debt	277.2	277.2	277.2	277.1	277.1	277.1	277.1	277.1
Other Liabilities	3,747.8	2,971.2	2,932.7	3,014.7	3,054.2	3,165.0	3,323.7	3,275.8
Stockholders’ Equity	8,499.2	8,285.5	7,947.2	7,926.4	7,775.7	7,697.8	7,648.3	7,543.2

Total Liabilities and Stockholders’ Equity	$107,430.0	$105,244.7	$103,324.1	$100,243.5	$99,706.7	$95,212.5	$92,849.6	$91,569.3
ANALYSIS OF NET INTEREST INCOME

Earning Assets	$99,388.5	$96,967.5	$95,472.7	$91,840.7	$91,601.7	$85,529.1	$83,121.7	$82,158.0
Interest-Related Funds	73,450.3	73,918.2	73,611.9	71,660.3	72,872.0	68,215.5	64,409.5	63,851.2
Noninterest-Related Funds	$25,938.2	$23,049.3	$21,860.8	$20,180.4	$18,729.7	$17,313.6	$18,712.2	$18,306.8
Net Interest Income (Fully Taxable Equivalent)	270.9	256.2	253.4	254.4	259.1	244.8	228.0	233.7
Net Interest Margin (Fully Taxable Equivalent)	1.08%	1.05%	1.06%	1.12%	1.12%	1.14%	1.10%	1.15%
COMMON STOCK DIVIDEND AND MARKET PRICE

Dividends-Common Stock	$0.33	$0.33	$0.33	$0.31	$0.31	$0.31	$0.31	$0.30
Market Price Range – High	69.15	70.84	65.98	67.17	62.00	62.02	59.33	55.50
– Low	60.78	63.11	58.30	58.31	52.40	53.92	51.90	49.27

(1) Interest-Bearing Due from and Deposits with Banks includes the interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheet.

(2) Securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of December 31, 2014, and 2013.

Note: The common stock of the Corporation is traded on the NASDAQ Global Select Market under the symbol “NTRS”.

159 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

TABLE 129: AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME

(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)

	2014			2013			2012
($ In Millions)	INTEREST	AVERAGE BALANCE	RATE(3)	INTEREST	AVERAGE BALANCE	RATE(4)	INTEREST	AVERAGE BALANCE	RATE(3)
AVERAGE EARNING ASSETS
Federal Funds Sold and Resell Agreements	$3.5	$765.2	0.45%	$1.9	$415.5	0.46%	$0.5	$258.0	0.17%
Interest-Bearing Due from and Deposits with Banks(1)	127.6	16,783.6	0.76	142.1	18,080.7	0.79	176.4	18,652.2	0.95
Federal Reserve Deposits	37.8	14,737.2	0.26	19.6	7,615.7	0.26	13.9	5,388.8	0.26

Securities
U.S. Government	31.2	2,892.7	1.08	18.3	1,625.8	1.12	23.8	2,269.4	1.05
Obligations of States and Political Subdivisions	11.1	165.8	6.69	18.0	281.0	6.40	27.4	421.1	6.52
Government Sponsored Agency	148.9	17,514.8	0.85	141.2	17,548.8	0.80	146.9	18,381.5	0.80
Other(2)	114.3	12,872.6	0.89	97.5	11,364.3	0.86	105.2	9,821.8	1.07

Total Securities	305.5	33,445.9	0.91	275.0	30,819.9	0.89	303.4	30,893.8	0.98

Loans and Leases(3)	741.9	30,215.6	2.46	749.4	28,696.5	2.61	834.3	28,975.7	2.88

Total Earning Assets	1,216.3	95,947.5	1.27	1,188.0	85,628.3	1.39	1,328.5	84,168.5	1.58

Allowance for Credit Losses Assigned to Loans and Leases	–	(273.7)	–	–	(289.9)	–	–	(296.7)	–
Cash and Due from Banks	–	2,401.4	–	–	2,950.4	–	–	3,841.8	–
Buildings and Equipment	–	448.7	–	–	459.0	–	–	471.0	–
Client Security Settlement Receivables	–	865.2	–	–	785.8	–	–	492.3	–
Goodwill	–	540.2	–	–	533.6		–	535.2	–
Other Assets	–	4,154.2	–	–	4,790.5	–	–	3,763.4	–

Total Assets	$–	$104,083.5	–%	$–	$94,857.7	–%	$–	$92,975.5	–%

AVERAGE SOURCE OF FUNDS
Deposits
Savings and Money Market	$9.9	$14,904.4	$0.07%	$9.7	$14,533.4	0.07%	$18.3	$14,101.9	0.13%
Savings Certificates and Other Time	6.1	1,888.5	0.32	12.4	2,102.0	0.59	20.1	2,995.1	0.67
Non-U.S. Offices – Interest-Bearing	65.7	48,281.9	0.14	81.2	42,338.3	0.19	118.3	37,943.8	0.31

Total Interest-Bearing Deposits	81.7	65,074.8	0.13	103.3	58,973.7	0.18	156.7	55,040.8	0.28
Short-Term Borrowings	5.1	4,499.1	0.11	5.2	4,654.7	0.11	5.6	3,045.9	0.18
Senior Notes	54.7	1,661.2	3.29	74.4	2,247.0	3.31	72.0	2,295.2	3.14
Long-Term Debt	37.7	1,654.9	2.28	37.1	1,211.7	3.06	60.3	1,634.1	3.69
Floating Rate Capital Debt	2.2	277.2	0.81	2.4	277.1	0.85	2.8	277.0	1.04

Total Interest-Related Funds	181.4	73,167.2	0.25	222.4	67,364.2	0.33	297.4	62,293.0	0.48%

Interest Rate Spread	–	–	1.02	–	–	1.06	–	–	1.10
Demand and Other Noninterest-Bearing Deposits	–	19,581.8	–	–	16,622.6	–	–	20,179.0	–
Other Liabilities	–	3,168.0	–	–	3,203.9	–	–	3,145.3	–
Stockholders’ Equity	–	8,166.5	–	–	7,667.0	–	–	7,358.2	–

Total Liabilities and Stockholders’ Equity	$–	$104,083.5	–%	$–	$94,857.7	–%	$–	$92,975.5	–%

Net Interest Income/Margin (FTE Adjusted)	$1,034.9	$–	1.08%	$965.6	$–	1.13%	$1,031.1	$–	1.22%

Net Interest Income/Margin (Unadjusted)	$1,005.5	$–	1.05%	$933.1	$–	1.09%	$990.3	$–	1.18%

Net Interest Income/Margin Components
U.S.	$843.1	$71,803.1	1.17%	$814.9	$61,223.6	1.33%	$889.3	$59,907.2	1.48%
Non-U.S.	191.8	24,144.4	0.79	150.7	24,404.7	0.62	141.8	24,261.3	0.58

Consolidated	$1,034.9	$95,947.5	1.08%	$965.6	$85,628.3	1.13%	$1,031.1	$84,168.5	1.22%

(1) Interest-Bearing Due from and Deposits with Banks includes interest-bearing component of Cash and Due from Banks and Interest-Bearing Deposits with Banks as presented on the consolidated balance sheet in our periodic filings with the SEC.

(2) Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments for purposes of presenting earning assets; such securities are presented in other assets on the consolidated balance sheet in our periodic filings with the SEC.

(3) Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.

(4) Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.

Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.8%. Total taxable equivalent interest adjustments amounted to $29.4 million in 2014, $32.5 million in 2013 and $40.8 million in 2012. Interest revenue on cash collateral positions is reported above within interest-bearing deposits with banks and within loans and leases. Interest expense on cash collateral positions is reported above within non-U.S. offices interest-bearing deposits. Related cash collateral received from and deposited with derivative counterparties is recorded net of the associated derivative contract within other assets and other liabilities, respectively.

160 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

TABLE 130: CHANGES IN NET INTEREST INCOME

(INTEREST AND RATE ON A FULLYTAXABLE EQUIVALENT BASIS)	2014/2013 CHANGE DUE TO			2013/2012 CHANGE DUE TO
(In Millions)	AVERAGE BALANCE	RATE	TOTAL	AVERAGE BALANCE	RATE	TOTAL
Increase (Decrease) in Interest Income
Money Market Assets
Federal Funds Sold and Resell Agreements	$1.6	$–	$1.6	$0.3	$1.1	$1.4
Time Deposits with Banks	(10.2)	(4.3)	(14.5)	(5.4)	(28.9)	(34.3)
Other Interest-Bearing	18.5	(0.3)	18.2	5.8	(0.1)	5.7
Securities
U.S. Government	14.2	(1.3)	12.9	(6.8)	1.3	(5.5)
Obligations of States and Political Subdivisions	(7.4)	0.5	(6.9)	(9.1)	(0.3)	(9.4)
Government Sponsored Agency	(0.3)	8.0	7.7	(6.7)	1.0	(5.7)
Other	13.0	3.8	16.8	16.5	(24.2)	(7.7)
Loans and Leases	114.0	(121.5)	(7.5)	(8.0)	(76.9)	(84.9)

Total	$143.4	$(115.1)	$28.3	$(13.4)	$(127.0)	(140.4)

Increase (Decrease) in Interest Expense
Deposits
Savings and Money Market	$0.3	$(0.1)	$0.2	$0.6	$(9.2)	$(8.6)
Savings Certificates and Other Time	(1.3)	(5.0)	(6.3)	(6.0)	(1.7)	(7.7)
Non-U.S. Offices Time	11.3	(26.8)	(15.5)	13.6	(50.7)	(37.1)
Short-Term Borrowings	(0.2)	0.1	(0.1)	2.9	(3.3)	(0.4)
Senior Notes	(19.4)	(0.3)	(19.7)	(1.5)	3.9	2.4
Subordinated Notes
Long-Term Debt	28.4	(27.8)	0.6	(15.6)	(7.6)	(23.2)
Floating Rate Capital Debt	–	(0.2)	(0.2)	–	(0.4)	(0.4)

Total	$19.1	$(60.1)	$(41.0)	$(6.0)	$(69.0)	$(75.0)

Increase (Decrease) in Net Interest Income	$124.3	$(55.0)	$69.3	$(7.4)	$(58.0)	$(65.4)

Note: Changes not due solely to average balance changes or rate changes are included in the change due to rate column.

Investment Securities Portfolio

TABLE 131: REMAINING MATURITY AND AVERAGE YIELD OF SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE

	DECEMBER 31, 2014
	ONE YEAR OR LESS		ONE TO FIVE YEARS		FIVE TO TEN YEARS		OVER TEN YEARS		AVERAGE MATURITY
($ in Millions)	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD	BOOK	YIELD
Securities Held to Maturity
Obligations of States and Political Subdivisions	$41.2	4.12%	$72.8	4.68%	$7.9	4.84%	$–	–%	33 mos.
Government Sponsored Agency	7.3	2.70	4.0	3.13	1.6	5.07	5.5	5.10	75 mos.
Other – Fixed	1,453.7	0.56	2,338.5	0.91	14.0	2.40	35.5	3.07	20 mos.
– Floating	1.3	2.11	187.5	2.42	–	–	–	–	31 mos.

Total Securities Held to Maturity	$1,503.5	0.67%	$2,602.8	1.13%	$23.5	3.40%	$41.0	3.34%	21 mos.

Securities Available for Sale
U.S. Government	$609.3	1.98%	$3,897.6	0.97%	$–	–%	$–	–%	29 mos.
Obligations of States and Political Subdivisions	4.6	6.82	–	–	–	–	–	–	10 mos.
Government Sponsored Agency	3,964.0	0.82	8,323.6	0.92	2,745.3	0.93	1,356.3	1.34	47 mos.
Asset-Backed – Fixed	1,678.9	0.58	308.7	0.78	1.7	5.13	0.1	3.36	8 mos.
Asset-Backed – Floating	106.8	0.44	217.1	0.51	14.4	0.83	–	–	21 mos.
Auction Rate Securities	–	–	0.8	0.59	1.3	0.44	16.0	1.56	79 mos.
Other – Fixed	843.8	1.5	3,705.7	1.42	545.9	1.80	14.0	1.91	30 mos.
– Floating	280.5	0.68	704.1	0.60	109.4	0.56	108.6	0.60	39 mos.

Total Securities Available for Sale	$7,487.9	0.89%	$17,157.6	1.02%	$3,418.0	1.06%	$1,495.0	1.29%	38 mos.

Note: Yield is calculated on amortized cost and presented on a taxable equivalent basis giving effect to the applicable federal and state tax rates.

As of December 31, 2014, Northern Trust had no holdings of the securities of any single issuer greater than 10% of stockholders’ equity, except for U.S. government, government agencies, government corporations and government-sponsored agencies. See Note 4 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data” for more information on securities.

161 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Loans and Leases Portfolio

TABLE 132: REMAINING MATURITY OF SELECTED LOANS AND LEASES

	DECEMBER 31, 2014
(In Millions)	TOTAL	ONE YEAR OR LESS	ONE TO FIVE YEARS	OVER FIVE YEARS
U.S. (Excluding Residential Real Estate and Private Client Loans):
Commercial and Institutional	$8,381.9	$5,884.8	$1,655.0	$842.1
Commercial Real Estate	3,333.3	690.7	1,832.4	810.2
Lease Financing, net	916.3	102.3	329.0	485.0
Other-Commercial	37.1	1.5	4.7	30.9
Other-Personal	191.5	141.1	35.3	15.1

Total U.S.	$12,860.1	$6,820.4	$3,856.4	$2,183.3

Non-U.S.	$1,530.6	$1,516.8	$13.3	$0.5
Total Selected Loans and Leases	$14,390.7	$8,337.2	$3,869.7	$2,183.8
Interest Rate Sensitivity of Loans and Leases:
Fixed Rate	$10,618.4	$7,288.6	$2,135.0	$1,194.8
Variable Rate	3,772.3	1,131.1	1,698.1	943.1

Total	$14,390.7	$8,419.7	$3,833.1	$2,137.9

TABLE 133: DISTRIBUTION OF NON-U.S. LOANS BY TYPE

	DECEMBER 31,
(In Millions)	2014	2013	2012	2011	2010
Commercial	$154.0	$497.0	$498.0	$335.9	$874.0
Non-U.S. Governments and Official Institutions	–	250.1	252.4	197.8	110.3
Banks	–	10.4	9.9	13.3	9.3
Other	1,376.6	197.2	432.0	510.5	52.6

Total	$1,530.6	$954.7	$1,192.3	$1,057.5	$1,046.2

Note: Non-U.S. loans primarily include short duration advances related to the processing of custodied client investments.

TABLE 134: ALLOWANCE FOR CREDIT LOSSES RELATING TO NON-U.S. OPERATIONS

The following table should be read in conjunction with the “Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

(In Millions)	2014	2013	2012	2011	2010
Balance at Beginning of Year	$2.1	$3.4	$4.7	$3.8	$4.9
Charge-Offs	–	–	–	–	–
Recoveries	–	–	–	–	–
Provision for Credit Losses	1.2	(1.3)	(1.3)	0.9	(1.1)

Balance at End of Year	$3.3	$2.1	$3.4	$4.7	$3.8

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

162 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Summary of Loans and Leases Loss Experience

TABLE 135: ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table should be read in conjunction with the “Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

($ in Millions)	2014	2013	2012	2011	2010
Balance at Beginning of Year	$307.9	$327.6	$328.9	$357.3	$340.6
Charge-Offs
Commercial
Commercial and Institutional	5.4	5.0	5.5	22.0	13.3
Commercial Real Estate	7.5	11.7	14.4	34.3	62.9

Total Commercial	12.9	16.7	19.9	56.3	76.2

Personal
Residential Real Estate	21.2	37.0	40.3	55.0	63.7
Private Client	2.0	5.5	2.8	5.0	10.2
Other	–	0.1	–	–	–

Total Personal	23.2	42.6	43.1	60.0	73.9

Total Charge-Offs	36.1	59.3	63.0	116.3	150.1

Recoveries
Commercial
Commercial and Institutional	1.3	3.6	3.1	15.0	0.8
Commercial Real Estate	9.8	5.0	14.5	6.5	2.8
Lease Financing, net	–	–	2.7	–	–

Total Commercial	11.1	8.6	20.3	21.5	3.6

Personal
Residential Real Estate	5.6	9.4	9.8	7.8	2.3
Private Client	1.4	1.6	6.6	3.6	1.0

Total Personal	7.0	11.0	16.4	11.4	3.3

Total Recoveries	18.1	19.6	36.7	32.9	6.9

Net Charge-Offs	18.0	39.7	26.3	83.4	143.2
Provision for Credit Losses	6.0	20.0	25.0	55.0	160.0
Effect of Foreign Exchange Rates	–	–	–	–	(0.1)
Net Change in Allowance	(12.0)	(19.7)	(1.3)	(28.4)	16.7

Balance at End of Year	295.9	307.9	$327.6	$328.9	$357.3

Allowance Assigned To:
Loans and Leases	267.0	278.1	$297.9	$294.8	$319.6
Undrawn Commitments and Standby Letters of Credit	28.9	29.8	29.7	34.1	37.7

Total Allowance for Credit Losses	295.9	307.9	$327.6	$328.9	$357.3

Loans and Leases at Year-End	31,640.2	29,385.5	$29,504.5	$29,063.9	$28,132.0
Average Total Loans and Leases	30,215.6	28,696.5	$28,975.7	$28,346.7	$27,514.4
As a Percent of Year-End Loans and Leases
Net Loan Charge-Offs	0.06%	0.14%	0.09%	0.29%	0.51%
Provision for Credit Losses	0.02	0.07	0.08	0.19	0.57
Allowance at Year-End Assigned to Loans and Leases	0.84	0.95	1.01	1.01	1.14
As a Percent of Average Loans and Leases
Net Loan Charge-Offs	0.06%	0.14%	0.09%	0.29%	0.52%
Allowance at Year-End Assigned to Loans and Leases	0.88	0.97	1.03	1.04	1.16

163 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Deposits

TABLE 136: AVERAGE DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2014	2013	2012
U.S. Offices
Demand and Noninterest-Bearing
Individuals, Partnerships and Corporations	$17,816.4	$12,816.4	$16,736.5
Correspondent Banks	78.9	71.6	72.8
Other Noninterest-Bearing	111.6	161.7	118.0

Total Demand and Noninterest-Bearing	18,006.9	13,049.7	16,927.3

Interest-Bearing
Savings and Money Market	14,904.4	14,533.4	14,101.9
Savings Certificates less than $100,000	767.6	252.5	300.4
Savings Certificates $100,000 and more	209.1	968.4	1,149.6
Other	911.8	881.1	1,545.1

Total Interest-Bearing	16,792.9	16,635.4	17,097.0

Total U.S. Offices	34,799.8	29,685.1	34,024.3
Non-U.S. Offices
Noninterest-Bearing	1,574.9	3,572.9	3,251.7
Interest-Bearing	48,281.9	42,338.3	37,943.8

Total Non-U.S. Offices	49,856.8	45,911.2	41,195.5

Total Deposits	$84,656.6	$75,596.3	$75,219.8

TABLE 137: DISTRIBUTION OF NON-U.S. DEPOSITS BY TYPE

	DECEMBER 31,
(In Millions)	2014	2013	2012
Commercial	$43,466.6	$43,638.1	$36,948.8
Non-U.S. Governments and Official Institutions	6,094.6	6,370.5	5,990.4
Banks	678.5	306.0	248.8
Other Time	21.9	26.4	37.0
Other Demand	6.6	2.5	8.4

Total	$50,268.2	$50,343.5	$43,233.4

TABLE 138: REMAINING MATURITY OF TIME DEPOSITS $100,000 OR MORE

	DECEMBER 31, 2014
	U.S. OFFICES		NON-U.S. OFFICES
(In Millions)	CERTIFICATES OF DEPOSIT	OTHER TIME
3 Months or Less	$640.7	$–	$7,460.6
Over 3 through 6 Months	289.4	–	16.6
Over 6 through 12 Months	480.5	–	7.5
Over 12 Months	141.3	–	–

Total	$1,551.9	$–	$7,484.7

TABLE 139: AVERAGE RATES PAID ON INTEREST-RELATED DEPOSITS BY TYPE

	DECEMBER 31,
Interest-Related Deposits – U.S. Offices	2014	2013	2012
Savings and Money Market	0.07%	0.07%	0.13%
Savings Certificates less than $100,000	0.28	0.56	0.73
Savings Certificates $100,000 and more	0.46	0.73	0.91
Other Time	0.25	0.44	0.48
Total U.S. Offices Interest-Related Deposits	0.10	0.13	0.22
Total Non-U.S. Offices Interest-Related Deposits	0.14	0.19	0.31
Total Interest-Related Deposits	0.13%	0.18%	0.28%

164 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Information about Short-Term Borrowings

Information on short-term borrowings is excluded as the average balances of each category of short-term borrowings for the years ended December 31, 2014, 2013 and 2012 was less than 30% of stockholders’ equity as of the years then ended.

Non-U.S. Operations (Based on Obligor’s Domicile)

See also “Note 31 to the consolidated financial statements provided in Item 8, “Financial Statements and Supplementary Data.”

TABLE 140: SELECTED AVERAGE ASSETS AND LIABILITIES ATTRIBUTABLE TO NON-U.S. OPERATIONS

(In Millions)	2014	2013	2012	2011	2010
Total Assets	$28,072.8	$29,315.6	$29,237.4	$29,201.2	$22,664.0
Time Deposits with Banks	16,106.9	17,785.5	18,580.4	16,906.5	14,592.4
Loans	1,490.2	1,164.0	1,091.1	1,301.7	692.9
Customers’ Acceptance Liability	–	0.5	0.7	0.3	0.5
Non-U.S. Investments	6,446.5	5,334.1	4,470.4	5,370.2	2,688.8
Total Liabilities	52,123.3	48,144.4	43,436.7	45,757.5	36,196.0
Deposits	49,854.7	45,865.7	41,160.9	43,370.3	33,479.3
Liability on Acceptances	–	0.5	0.7	0.3	0.5

TABLE 141: PERCENT OF NON-U.S.-RELATED AVERAGE ASSETS AND LIABILITIES TO TOTAL CONSOLIDATED AVERAGE ASSETS

	2014	2013	2012	2011	2010
Assets	27%	31%	31%	32%	30%
Liabilities	50%	51%	47%	50%	48%

NON-U.S. OUTSTANDINGS

As used in this discussion and the following table, non-U.S. outstandings are cross-border outstandings as defined by the U.S. Securities and Exchange Commission. They consist of loans, acceptances, interest-bearing deposits with financial institutions, accrued interest and other monetary assets. Not included are letters of credit, loan commitments, and non-U.S. office local currency claims on residents funded by local liabilities. Non-U.S. outstandings related to a country are net of guarantees given by third parties resident outside the country and the value of tangible, liquid collateral held outside the country. However, transactions with branches of non-U.S. banks are included in these outstandings and are classified according to the country location of the non-U.S. bank’s head office.

Short-term interbank time deposits with non-U.S. banks represent the largest category of non-U.S. outstandings. Northern Trust actively participates in the interbank market with U.S. and non-U.S. banks.

Northern Trust places deposits with non-U.S. counterparties that have strong internal (Northern Trust) risk ratings and external credit ratings. These non-U.S. banks are approved and monitored by Northern Trust’s Counterparty Risk Management Committee, which has credit authority for exposure to all non-U.S. banks and approves credit limits. This process includes financial analysis of the non-U.S. banks, use of an internal risk rating system and consideration of external market indicators. Each counterparty is reviewed at least annually and potentially more frequently based on deteriorating credit fundamentals or general market conditions. Separate from the entity-specific review process, the average life to maturity of deposits with non-U.S. banks is deliberately maintained on a short-term basis in order to respond quickly to changing credit conditions. Northern Trust also utilizes certain risk mitigation tools and agreements that may reduce exposures through use of collateral and/or balance sheet netting. Additionally, the Counterparty Risk Management Committee oversees country-risk analyses and imposes limits to country exposure.

165 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

The following table provides information on non-U.S. outstandings by country that exceed 1.00% of Northern Trust’s assets.

TABLE 142: NON-U.S. OUTSTANDINGS

(In Millions)	BANKS	COMMERCIAL AND OTHER	TOTAL
AT DECEMBER 31, 2014
Canada	$2,209	$304	$2,513
Australia	878	1,076	1,954
Singapore	1,180	59	1,239
Netherlands	575	658	1,233
Germany	950	165	1,115

AT DECEMBER 31, 2013
Canada	$2,779	$322	$3,101
Australia	1,347	126	1,473
Singapore	1,992	13	2,005

AT DECEMBER 31, 2012
Canada	$2,447	$8	$2,455
United Kingdom	1,814	156	1,970
Australia	998	636	1,634
Singapore	1,474	17	1,491
Sweden	1,490	–	1,490
France	1,311	125	1,436

Countries whose aggregate outstandings totaled between 0.75% and 1.00% of total assets were as follows: Switzerland with aggregate outstandings of $879 million and Japan with aggregate outstandings of $859 million at December 31, 2014, France with aggregate outstandings of $820 million at December 31, 2013, and Japan with aggregate outstandings of $914 million and Luxembourg with aggregate outstandings of $859 million at December 31, 2012.

166 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2014, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of December 31, 2014, the Corporation’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation of reliable published financial statements. This internal control includes monitoring mechanisms, and actions are taken to correct deficiencies identified.

Management assessed the Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, the Corporation maintained effective internal control over financial reporting. Additionally, KPMG LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements as of, and for the year ended, December 31, 2014, included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

167 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF NORTHERN TRUST CORPORATION:

We have audited Northern Trust Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Northern Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Northern Trust Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Northern Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northern Trust Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

CHICAGO, ILLINOIS

FEBRUARY 26, 2015

168 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to “Supplemental Item – Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, as well as the following sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders: “Election of Directors,” “Information about the Nominees for Director,” “Security Ownership by Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Director Nominations and Qualifications” and “Board and Board Committee Information – Audit Committee.”

ITEM 11 – EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to the “Security Ownership by Directors and Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the “Corporate Governance – Director Independence” and the “Corporate Governance – Related Person Transactions Policy” sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the “Audit Matters” section of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

169 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)(1) AND (2) – NORTHERN TRUST CORPORATION AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of the Corporation and its Subsidiaries included in Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

For Northern Trust Corporation and Subsidiaries:
Consolidated Balance Sheet – December 31, 2014 and 2013
Consolidated Statement of Income – Years Ended December 31, 2014, 2013, and 2012
Consolidated Statement of Comprehensive Income – Years Ended December 31, 2014, 2013, and 2012
Consolidated Statement of Changes in Stockholders’ Equity – Years Ended December 31, 2014, 2013, and 2012
Consolidated Statement of Cash Flows – Years Ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Financial statement schedules have been omitted for the reason that they are not required or are not applicable.

The Quarterly Financial Data (Unaudited) of the Corporation included in “Supplemental Item – Selected Statistical and Supplemental Financial Data” is incorporated herein by reference.

ITEM 15(a)(3) – EXHIBITS

The exhibits listed on the Exhibit Index to this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference to other filings.

170 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2015

Northern Trust Corporation

(Registrant)

By:	/s/ Frederick H. Waddell
Frederick H. Waddell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity

/s/ Frederick H. Waddell Frederick H. Waddell	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ S. Biff Bowman S. Biff Bowman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jane B. Karpinski Jane B. Karpinski	Senior Vice President and Controller (Principal Accounting Officer)

/s/ Linda Walker Bynoe Linda Walker Bynoe	Director

/s/ Nicholas D. Chabraja Nicholas D. Chabraja	Director

/s/ Susan Crown Susan Crown	Director

/s/ Dean M. Harrison Dean M. Harrison	Director

/s/ Dipak C. Jain Dipak C. Jain	Director

/s/ Robert W. Lane Robert W. Lane	Director

171 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Signature	Capacity

/s/ Jose Luis Prado Jose Luis Prado	Director

/s/ John W. Rowe John W. Rowe	Director

/s/ Martin P. Slark Martin P. Slark	Director

/s/ David H.B. Smith, Jr. David H.B. Smith, Jr.	Director

/s/ Charles A. Tribbett, III Charles A. Tribbett, III	Director

Date: February 26, 2015

172 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 19, 2006).

3.2	Certificate of Designation of Series C Non-Cumulative Perpetual Preferred Stock of Northern Trust Corporation, dated August 4, 2014 (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed August 4, 2014).

3.3	By-laws of Northern Trust Corporation, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed November 24, 2014).

4.1	Deposit Agreement, dated August 5, 2014, between Northern Trust Corporation, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed August 5, 2014).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1**	Deferred Compensation Plans Trust Agreement, dated May 11, 1998, between Northern Trust Corporation and Harris Trust and Savings Bank as Trustee (which, effective August 31, 1999, was succeeded by U.S. Trust Company, N.A. and effective June 1, 2009, was succeeded by Evercore Trust Company, N.A.) regarding the Supplemental Employee Stock Ownership Plan for Employees of The Northern Trust Company, the Supplemental Thrift-Incentive Plan for Employees of The Northern Trust Company, the Supplemental Pension Plan for Employees of The Northern Trust Company, and the Northern Trust Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

(i)**	Amendment, dated August 31, 1999 (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

(ii)**	Second Amendment, dated as of May 16, 2000 (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.2**	Northern Trust Corporation Supplemental Employee Stock Ownership Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.3**	Northern Trust Corporation Supplemental Thrift-Incentive Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(vii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Amendment Number One, dated October 29, 2009 and effective January 1, 2010 (incorporated herein by reference to Exhibit 10(vi)(1) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.4**	Northern Trust Corporation Supplemental Pension Plan, as amended and restated effective January 1, 2009 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

173 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Exhibit Number	Description

10.5**	Northern Trust Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(ix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6**	Amended and Restated Northern Trust Corporation 2002 Stock Plan, effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(i)**	Form of 2010 Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(9) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(ii)**	Form of 2010 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(x)(10) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(iii)**	Form of 2011 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(iv)**	2011 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(vi) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(v)**	Form of 2012 Executive Stock Option Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

(vi)**	Form of 2012 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xxii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

(vii)**	Form of 2012 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.7**	Northern Trust Corporation 2012 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed April 19, 2012).

(i)**	Form of 2012 Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(ii)**	Form of 2012 Director Prorated Stock Agreement (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iii)**	Form of 2012 New Director Stock Unit Agreement (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(iv)**	Form of 2012 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(v)**	Form of 2012 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(iv) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(vi)**	Form of 2012 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10(v) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

(vii)**	Form of 2013 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(viii)**	Form of 2013 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

174 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Exhibit Number	Description

(ix)**	Form of 2013 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xviii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(x)**	Form of 2013 Stock Unit Award Terms and Conditions (Alternate Vesting) (incorporated herein by reference to Exhibit 10.7(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(xi)**	Form of 2014 Executive Stock Option Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xi) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013

(xii)**	Form of 2014 Performance Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(xiii)**	Form of 2014 Stock Unit Award Terms and Conditions (incorporated herein by reference to Exhibit 10.7(xiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

(xiv)**	Form of 2014 Stock Unit Award Terms and Conditions (Alternate Vesting) (incorporated herein by reference to Exhibit 10.7(xiv) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.8**	Northern Trust Corporation Management Performance Plan, as amended and restated effective October 16, 2012 (incorporated herein by reference to Exhibit 10(viii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.9**	Northern Trust Corporation 1997 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(xix) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.10**	Northern Trust Corporation 1997 Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective as of July 15, 2014 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.11**	Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(ii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.12**	Revised Form of Employment Security Agreement (Tier 1) (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13**	Form of Non-Solicitation Agreement and Confidentiality Agreement (incorporated herein by reference to Exhibit 10(iii) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.14**	Northern Trust Corporation 2012 Long Term Cash Incentive Plan (incorporated herein by reference to Exhibit 10(i) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(i)**	Form of 2012 Long Term Cash Incentive Award Terms and Conditions (incorporated herein by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

(ii)**	Amendment Number One to the 2012 Long Term Cash Incentive Plan, dated as of January 20, 2015.

10.15**	Northern Trust Corporation Executive Financial Consulting and Tax Preparation Services Plan, as amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10 (xxxiii) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

175 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial and related information from the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

** Indicates a management contract or a compensatory plan or agreement.

176 |	2014 ANNUAL REPORT TO SHAREHOLDERS	| NORTHERN TRUST CORPORATION