Form 10-Q
period 2015-03-31
NORTHERN TRUST CORP
filed 2015-04-28
CIK 73124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

233,368,512 Shares – $1.66 2/3 Par Value

(Shares of Common Stock Outstanding on March 31, 2015)

NORTHERN TRUST CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Page
Consolidated Financial Highlights (unaudited)	1

Part I – Financial Information
Items 2 and 3: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk	3
Item 1: Consolidated Financial Statements (unaudited)	24
Consolidated Balance Sheet	24
Consolidated Statement of Income	25
Consolidated Statement of Comprehensive Income	25
Consolidated Statement of Changes in Stockholders’ Equity	26
Consolidated Statement of Cash Flows	27
Notes to Consolidated Financial Statements	28
Item 4: Controls and Procedures	71

Part II – Other Information
Item 1: Legal Proceedings	71
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 6: Exhibits	71

Signatures	72

i

CONSOLIDATED FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three Months Ended March 31,
CONDENSED INCOME STATEMENT (In Millions)	2015	2014	% Change (*)
Noninterest Income	$873.9	$794.8	10%
Net Interest Income	260.6	245.7	6
Provision for Credit Losses	(4.5)	3.0	N/M
Noninterest Expense	789.0	768.0	3

Income before Income Taxes	350.0	269.5	30

Provision for Income Taxes	119.3	88.1	36

Net Income	$230.7	$181.4	27%

PER COMMON SHARE
Net Income — Basic	$0.95	$0.75	27%
— Diluted	0.94	0.75	25
Cash Dividends Declared Per Common Share	0.33	0.31	6
Book Value — End of Period (EOP)	35.22	33.61	5
Market Price — EOP	69.65	65.56	6

SELECTED BALANCE SHEET DATA (In Millions)
	March 31,	December 31,
	2015	2014	% Change (*)
End of Period:
Assets	$106,952.0	$109,946.5	(3)%
Earning Assets	97,203.9	100,889.8	(4)
Deposits	86,736.5	90,757.0	(4)
Stockholders’ Equity	8,607.6	8,448.9	2

	Three Months Ended March 31,
	2015	2014	% Change (*)
Average Balances:
Assets	$107,513.2	$100,243.5	7%
Earning Assets	98,693.1	91,840.7	7
Deposits	86,526.1	80,747.8	7
Stockholders’ Equity	8,472.7	7,926.4	7

SELECTED RATIOS AND METRICS
	Three Months Ended March 31,
	2015	2014	% Change (*)
Financial Ratios:
Return on Average Common Equity	11.28%	9.28%	22%
Return on Average Assets	0.87	0.73	19
Dividend Payout Ratio	35.1	41.3	(15)
Net Interest Margin (**)	1.10	1.12	(2)

	March 31, 2015		December 31, 2014
	Advanced (a) Approach	Standardized (b) Approach	Advanced (a) Approach	Standardized (c) Approach
Capital Ratios:
Northern Trust Corporation
Common Equity Tier 1	11.8%	10.5%	12.4%	12.5%
Tier 1	12.4	11.1	13.2	13.3
Total	14.2	13.1	15.0	15.5
Tier 1 Leverage	7.8	7.8	n/a	7.8
Supplementary Leverage (d)	6.4	n/a	n/a	n/a
The Northern Trust Company
Common Equity Tier 1	11.3%	10.0%	12.0%	11.8%
Tier 1	11.3	10.0	12.0	11.8
Total	13.0	11.8	13.8	14.0
Tier 1 Leverage	6.9	6.9	n/a	6.9
Supplementary Leverage (d)	5.7	n/a	n/a	n/a

CLIENT ASSETS (In Billions)	March 31, 2015	December 31, 2014	% Change (*)
Assets Under Custody	$6,090.8	$5,968.8	2%
Assets Under Management	960.1	934.1	3

(*)	Percentage calculations are based on actual balances rather than the rounded amounts presented in the Consolidated Financial Highlights.

(**)	Net interest margin is presented on a fully taxable equivalent (FTE) basis, a non-generally-accepted-accounting-principle (GAAP) financial measure that facilitates the analysis of asset yields. The net interest margin on a GAAP basis and a reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis are presented on page 19.

(a)	Effective with the second quarter of 2014, Northern Trust exited parallel run. Accordingly, the March 31, 2015, and December 31, 2014, ratios were calculated in compliance with the Basel III Advanced Approach final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.

(b)	Effective with the first quarter of 2015, Standardized Approach risk weighted assets are calculated in compliance with the Basel III Standardized Approach final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.

(c)	Standardized Approach capital components in 2014 were determined by Basel III phased in requirements and risk weighted assets were determined by Basel I requirements. The December 31, 2014, ratios calculated under the Standardized Approach comply with the final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.

(d)	Advanced Approaches banking organizations must calculate and report their supplementary leverage ratio beginning with the first quarter of 2015. Northern Trust must maintain a minimum supplementary leverage ratio of 3 percent beginning with the first quarter of 2018.

PART I – FINANCIAL INFORMATION

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS

General

Northern Trust Corporation (Corporation) is a financial holding company that is a leading provider of asset servicing, fund administration, asset management, fiduciary and banking solutions for corporations, institutions, families and individuals worldwide. Northern Trust focuses on managing and servicing client assets through its two client-focused reporting segments: Corporate & Institutional Services (C&IS) and Wealth Management (WM). Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. Except where the context requires otherwise, the term “Northern Trust,” “we”, “us”, “our” or similar terms mean the Corporation and its subsidiaries on a consolidated basis.

The following should be read in conjunction with the consolidated financial statements and related footnotes included in this report. Investors should also read the section entitled “Forward-Looking Statements.”

Overview

Net income per diluted common share in the current quarter was $0.94, up from $0.75 in the first quarter of 2014. Net income was $230.7 million in the current quarter as compared to $181.4 million in the prior-year quarter. Annualized return on average common equity in the quarter was 11.3% as compared to 9.3% in the prior-year quarter. The annualized return on average assets was 0.9% as compared to 0.7% in the prior-year quarter.

Revenue of $1.13 billion in the current quarter was up $94.0 million, or 9%, from $1.04 billion in the prior-year quarter. Noninterest income increased $79.1 million, or 10%, to $873.9 million from $794.8 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees and foreign exchange trading income.

Net interest income increased $14.9 million, or 6%, to $260.6 million in the current quarter as compared to $245.7 million in the prior-year quarter, due to growth in earning assets, offset partially by a lower net interest margin.

Net investment security gains totaled $0.1 million in the current quarter compared to net investment security losses of $4.0 million in the prior-year quarter. The prior-year quarter included $3.9 million of charges relating to the other-than-temporary impairment (OTTI) of certain Community Reinvestment Act (CRA) eligible securities.

The provision for credit losses was a credit of $4.5 million in the current quarter, reflecting improved credit quality across the loan portfolio. A provision of $3.0 million was recorded in the prior-year quarter.

Noninterest expense totaled $789.0 million, up $21.0 million, or 3%, from $768.0 million in the prior-year quarter, primarily attributable to higher compensation, equipment and software and employee benefits expense, partially offset by lower outside services expense.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Noninterest Income

The components of noninterest income are provided below.

Table 1: Noninterest Income

Noninterest Income	Three Months Ended March 31,
($ In Millions)	2015	2014	Change
Trust, Investment and Other Servicing Fees	$727.5	$679.5	$48.0	7%
Foreign Exchange Trading Income	71.6	50.1	21.5	43
Treasury Management Fees	16.3	16.8	(0.5)	(3)
Security Commissions and Trading Income	19.8	14.7	5.1	35
Other Operating Income	38.6	37.7	0.9	2
Investment Security Gains (Losses), net	0.1	(4.0)	4.1	104

Total Noninterest Income	$873.9	$794.8	$79.1	10%

Trust, investment and other servicing fees are based primarily on: the market value of assets held in custody, managed and serviced; the volume of transactions; securities lending volume and spreads; and fees for other services rendered. Certain market value calculations on which fees are based are performed on a monthly or quarterly basis in arrears. For a further discussion of trust, investment and other servicing fees and how they are derived, refer to the “Reporting Segments” section.

The following table presents Northern Trust’s assets under custody by reporting segment.

Table 2: Assets Under Custody

Assets Under Custody	March 31, 2015	December 31, 2014	March 31, 2014	Change Q1-15/ Q4-14	Change Q1-15/ Q1-14
($ In Billions)
Corporate & Institutional	$5,566.2	$5,453.1	$5,249.9	2%	6%
Wealth Management	524.6	515.7	503.6	2	4

Total Assets Under Custody	$6,090.8	$5,968.8	$5,753.5	2%	6%

Custodied assets by reporting segment were invested as follows at March 31, 2015, and 2014:

Table 3: Allocations of Assets Under Custody

	March 31, 2015			March 31, 2014
Assets Under Custody	C&IS	WM	Consolidated	C&IS	WM	Consolidated
Equities	45%	55%	46%	45%	55%	46%
Fixed Income Securities	37	23	35	37	22	35
Cash and Other Assets	18	22	19	18	23	19

C&IS assets under custody totaled $5.6 trillion as of March 31, 2015, and included $3.4 trillion of global custody assets, 6% and 5% higher compared to March 31, 2014, respectively.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Noninterest Income (continued)

The following table presents Northern Trust’s assets under management by reporting segment.

Table 4: Assets Under Management

Assets Under Management	March 31, 2015	December 31, 2014	March 31, 2014	Change Q1-15/ Q4-14	Change Q1-15/ Q1-14
($ In Billions)
Corporate & Institutional	$727.0	$709.6	$698.2	2%	4%
Wealth Management	233.1	224.5	217.2	4	7

Total Assets Under Management	$960.1	$934.1	$915.4	3%	5%

The following table presents consolidated assets under management as of March 31, 2015, and March 31, 2014, by investment type.

Table 5: Assets Under Management by Investment Type

($ In Billions)	March 31, 2015	March 31, 2014
Equities	$495.8	$485.5
Fixed Income Securities	168.0	150.1
Cash and Other Assets	173.1	163.3
Securities Lending Collateral	123.2	116.5

Total Assets Under Management	$960.1	$915.4

The 5% increase in consolidated assets under management from $915.4 billion at March 31, 2014, to $960.1 billion as of March 31, 2015, primarily reflected higher equity and bond markets and net new business from institutional clients, primarily in fixed income and cash.

Custodied and managed assets by reporting segment were invested as follows at March 31, 2015, and 2014:

Table 6: Allocations of Assets Under Management

	March 31, 2015			March 31, 2014
Assets Under Management	C&IS	WM	Consolidated	C&IS	WM	Consolidated
Equities	53%	46%	52%	55%	46%	53%
Fixed Income Securities	14	28	17	13	28	16
Securities Lending	17	—	13	17	—	13
Cash and Other Assets	16	26	18	15	26	18

Changes in assets under custody and under management are in comparison to the twelve month increase in the S&P 500® index of 10.4% and decline in the MSCI EAFE® index (USD) of 3.5%.

Foreign exchange trading income totaled $71.6 million in the current quarter, up $21.5 million, or 43%, compared to $50.1 million in the prior-year quarter. The increase was primarily attributable to higher currency volatility and client volumes as compared to the prior-year quarter.

Security commissions and trading income totaled $19.8 million, up $5.1 million, or 35%, compared with $14.7 million in the prior-year quarter. The increase is attributable to higher income from interest rate protection products sold to clients as well as higher core brokerage revenues.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Noninterest Income (continued)

Other operating income totaled $38.6 million in the current quarter, up 2%, from $37.7 million in the prior-year quarter. The components of other operating income are provided below.

Table 7: Other Operating Income

Other Operating Income	Three Months Ended March 31,
($ In Millions)	2015	2014	Change
Loan Service Fees	$14.9	$15.7	$(0.8)	(5)%
Banking Service Fees	11.9	12.3	(0.4)	(4)
Other Income	11.8	9.7	2.1	21

Total Other Operating Income	$38.6	$37.7	$0.9	2%

The increase in the other income component of other operating income was primarily attributable to additional income in the current quarter associated with a third-party servicing agreement modified in the prior quarter.

Net Interest Income

Net interest income on an FTE basis totaled $266.8 million, up $12.4 million, or 5%, compared to $254.4 million in the prior-year quarter. The increase was primarily the result of growth in earning assets, partially offset by a lower net interest margin. Earning assets for the current quarter averaged $98.7 billion, up $6.9 billion, or 7%, from $91.8 billion in the prior-year quarter, primarily resulting from higher levels of Federal Reserve deposits, securities and loans, reflecting higher levels of demand and interest-bearing deposits.

The net interest margin declined to 1.10% in the current quarter from 1.12% in the prior-year quarter, primarily reflecting lower yields on earning assets, partially offset by a lower cost of interest-related funds.

Net interest income is defined as the total of interest income and amortized fees on earning assets, less interest expense on deposits and borrowed funds, adjusted for the impact of interest-related hedging activity. When adjusted to an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. A reconciliation of net interest income on a GAAP basis to net interest income on an FTE basis (a non-GAAP financial measure) is provided on page 19.

Federal Reserve deposits averaged $14.5 billion, up $1.8 billion, or 14%, from $12.7 billion in the prior-year quarter.

Average securities, inclusive of Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are recorded in other assets in the consolidated balance sheets, were $35.8 billion, up $3.4 billion, or 11%, from $32.4 billion in the prior-year quarter.

Loans and leases averaged $32.1 billion, up $2.9 billion, or 10%, from $29.2 billion in the prior-year quarter, primarily reflecting higher levels of commercial and institutional loans, private client loans, and commercial real estate loans. Commercial and institutional loans averaged $8.8 billion, up $1.3 billion, or 17%, from $7.5 billion for the prior-year quarter. Private client loans averaged $7.5 billion, up $1.2 billion, or 19%, from $6.2 billion for the prior-year quarter. Commercial real estate loans averaged $3.4 billion, up $461.0 million, or 16%, from $3.0 billion for the prior-year quarter.

Northern Trust utilizes a diverse mix of funding sources. Total interest-bearing deposits averaged $64.5 billion, compared to $63.1 billion in the prior-year quarter, an increase of $1.4 billion, or 2%. Other interest-bearing funds averaged $8.5 billion, a decrease of $21.1 million, from $8.6 billion in the prior-year quarter, attributable

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

to decreased senior notes and long-term debt, partially offset by increased short-term borrowings. The balances within short-term borrowing classifications vary based on funding requirements and strategies, interest rate levels, changes in the volume of lower-cost deposit sources, and the availability of collateral to secure these borrowings. Average net noninterest-related funds utilized to fund earning assets increased $5.5 billion, or 27%, to $25.7 billion from $20.2 billion in the prior-year quarter, primarily resulting from higher levels of demand and other noninterest-bearing deposits.

For additional quantitative analysis of average balances and interest rate changes affecting net interest income, refer to the Average Consolidated Balance Sheets with Analysis of Net Interest Income and the Analysis of Net Interest Income Changes Due To Volume and Rate on pages 20 and 21.

Provision for Credit Losses

The provision for credit losses was a credit of $4.5 million in the current quarter, reflecting improved credit quality across the loan portfolio. A provision of $3.0 million was recorded in the prior-year quarter. Net charge-offs in the current quarter were $4.6 million, resulting from charge-offs of $7.5 million and recoveries of $2.9 million. The prior-year quarter included $1.5 million of net charge-offs, resulting from $11.5 million of charge-offs and $10.0 million of recoveries. Nonperforming assets decreased 15% from the prior-year quarter. Residential real estate loans and commercial real estate loans accounted for 72% and 18%, respectively, of total nonperforming loans and leases at March 31, 2015. For additional discussion of the provision and allowance for credit losses, refer to the “Asset Quality” section beginning on page 14.

Noninterest Expense

The components of noninterest expense are provided below.

Table 8: Noninterest Expense

Noninterest Expense	Three Months Ended March 31,
($ In Millions)	2015	2014	Change
Compensation	$354.3	$341.8	$12.5	4%
Employee Benefits	72.9	66.9	6.0	9
Outside Services	135.1	144.4	(9.3)	(6)
Equipment and Software	110.3	101.3	9.0	9
Occupancy	43.0	44.2	(1.2)	(3)
Other Operating Expense	73.4	69.4	4.0	6

Total Noninterest Expense	$789.0	$768.0	$21.0	3%

Compensation expense, the largest component of noninterest expense, equaled $354.3 million in the current quarter, up $12.5 million, or 4%, from $341.8 million in the prior-year quarter, reflecting higher performance-based compensation, base pay adjustments and staff growth, partially offset by the favorable impact of movements in foreign exchange rates. Staff on a full-time equivalent basis at March 31, 2015, totaled approximately 15,600, up 5% from March 31, 2014.

Employee benefit expense totaled $72.9 million in the current quarter, up $6.0 million, or 9%, from $66.9 million in the prior-year quarter. The increase was primarily attributable to higher pension and employee medical expense.

FIRST QUARTER CONSOLIDATED RESULTS OF OPERATIONS (continued)

Noninterest Expense (continued)

Expense associated with outside services totaled $135.1 million in the current quarter, down $9.3 million, or 6%, from $144.4 million in the prior-year quarter, primarily reflecting lower legal, third-party advisor fees, consulting and sub-custodian expense.

Equipment and software expense totaled $110.3 million in the current quarter, up $9.0 million, or 9%, from $101.3 million in the prior-year quarter. The current quarter included higher software amortization and related software support costs.

Other operating expense totaled $73.4 million in the current quarter, up 6%, from $69.4 million in the prior-year quarter. The components of other operating expense are provided below.

Table 9: Other Operating Expense

Other Operating Expense	Three Months Ended March 31,
($ In Millions)	2015	2014	Change
Business Promotion	$28.3	$28.4	$(0.1)	—%
Staff Related	9.8	9.4	0.4	4
FDIC Insurance Premiums	5.8	5.9	(0.1)	(2)
Other Intangibles Amortization	4.6	4.9	(0.3)	(7)
Other Expenses	24.9	20.8	4.1	20

Total Other Operating Expense	$73.4	$69.4	$4.0	6%

The increase in the other expenses component of other operating expense in the current quarter was attributable to increased charitable contributions and deferred expenses related to client onboarding.

Provision for Income Taxes

Income tax expense was $119.3 million in the current quarter, representing an effective tax rate of 34.1%, compared to $88.1 million in the prior-year quarter, representing an effective tax rate of 32.7%.

REPORTING SEGMENTS

Northern Trust is organized around its two client-focused reporting segments: C&IS and Wealth Management. Asset management and related services are provided to C&IS and Wealth Management clients primarily by the Asset Management business. The revenue and expenses of Asset Management and certain other support functions are allocated fully to C&IS and Wealth Management. Income and expense associated with the wholesale funding activities and investment portfolios of the Corporation and its principal subsidiary, The Northern Trust Company (the Bank), as well as certain corporate-based expense, executive level compensation and nonrecurring items, are not allocated to C&IS and Wealth Management, and are reported in Northern Trust’s third reporting segment, Treasury and Other, in the following pages.

The following table reflects the earnings contributions and average assets of Northern Trust’s reporting segments for the three-month periods ended March 31, 2015, and 2014. Reporting segment financial information, presented on an internal management-reporting basis, is determined by accounting systems that are used to allocate revenue and expense related to each segment and incorporates processes for allocating assets, liabilities, equity and the applicable interest income and expense.

REPORTING SEGMENTS (continued)

Table 10: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$407.3	$379.2	$320.2	$300.3	$—	$—	$727.5	$679.5
Foreign Exchange Trading Income	67.5	48.1	4.1	2.0	—	—	71.6	50.1
Other Noninterest Income	41.9	44.4	28.8	22.7	4.1	(1.9)	74.8	65.2
Net Interest Income*	96.0	73.7	138.3	135.0	32.5	45.7	266.8	254.4

Revenue*	612.7	545.4	491.4	460.0	36.6	43.8	1,140.7	1,049.2
Provision for Credit Losses	(2.2)	1.2	(2.3)	1.8	—	—	(4.5)	3.0
Noninterest Expense	434.9	423.5	321.9	318.8	32.2	25.7	789.0	768.0

Income before Income Taxes*	180.0	120.7	171.8	139.4	4.4	18.1	356.2	278.2
Provision for Income Taxes*	57.3	34.8	64.6	52.6	3.6	9.4	125.5	96.8

Net Income	$122.7	$85.9	$107.2	$86.8	$0.8	$8.7	$230.7	$181.4

Percentage of Consolidated Net Income	53%	47%	47%	48%	—%	5%	100%	100%
Average Assets	$39,762.4	$57,252.4	$24,308.8	$22,528.7	$43,442.0	$20,462.4	$107,513.2	$100,243.5

*	Stated on an FTE basis. Total consolidated includes FTE adjustments of $6.2 million for 2015 and $8.7 million for 2014.

Corporate & Institutional Services

C&IS net income totaled $122.7 million in the current quarter compared to $85.9 million in the prior-year quarter, an increase of $36.8 million, or 43%. Noninterest income was $516.7 million in the current quarter, up $45.0 million, or 10%, from $471.7 million in the prior-year quarter, reflecting higher trust, investment and other servicing fees and foreign exchange trading income.

Table 11: C&IS Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2015	2014	Change
Custody and Fund Administration	$277.1	$252.2	$24.9	10%
Investment Management	76.4	75.0	1.4	2
Securities Lending	21.6	22.7	(1.1)	(5)
Other	32.2	29.3	2.9	10

Total C&IS Trust, Investment and Other Servicing Fees	$407.3	$379.2	$28.1	7%

Custody and fund administration fees, the largest component of C&IS fees, are driven primarily by values of client assets under custody, transaction volumes and number of accounts. The asset values used to calculate these fees vary depending on the individual fee arrangements negotiated with each client. Custody fees related to asset values are client specific and are priced based on quarter-end or month-end values, values at the beginning of each quarter or average values for a month or quarter. The fund administration fees that are asset-value-related are priced using month-end, quarter-end, or average daily balances. Investment management fees, which are based generally on client assets under management, are based primarily on market values throughout a period.

Custody and fund administration fees increased 10%, driven by new business and higher equity markets, partially offset by the unfavorable impact of movements in foreign exchange rates. C&IS investment management fees increased 2% due to new business and higher equity markets. Money market mutual fund fee waivers in C&IS totaled $15.2 million, compared to waived fees of $14.9 million in the prior-year quarter.

REPORTING SEGMENTS (continued)

Corporate & Institutional Services (continued)

Foreign exchange trading income totaled $67.5 million in the current quarter, an increase of $19.4 million, or 40%, from $48.1 million in the prior-year quarter. The increase was primarily attributable to higher currency volatility and client volumes as compared to the prior-year quarter.

Other noninterest income in C&IS totaled $41.9 million in the current quarter, down 6%, from $44.4 million in the prior-year quarter, primarily reflecting decreases within various miscellaneous categories of other operating income.

Net interest income stated on an FTE basis was $96.0 million in the current quarter, up $22.3 million, or 30% from $73.7 million in the prior-year quarter. The increase in net interest income was attributable to an increase in the net interest margin, partially offset by lower levels of average earning assets. The changes to both the net interest margin and average earning assets versus prior-year period were partially due to a change in presentation, as certain assets were transferred to the Treasury and Other segment in the current quarter and the related internal funds pricing method was updated. As a result, the net interest margin increased to 1.19% from 0.59% in the prior-year quarter while average earning assets totaled $32.7 billion, a decrease of $17.9 billion, or 35%, from $50.6 billion in the prior-year quarter. The earning assets that remain consist primarily of loans and leases and intercompany assets. Funding sources were primarily comprised of non-U.S. custody-related interest-bearing deposits, which averaged $42.6 billion in the current quarter, relatively unchanged from the prior-year quarter.

The provision for credit losses was a credit of $2.2 million in the current quarter, reflecting continued improvement in the credit quality of the commercial and institutional loan class, partially offset by an increase in the level of commercial and institutional loans. The prior-year quarter included a provision of $1.2 million.

Total C&IS noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $434.9 million in the current quarter, up $11.4 million, or 3%, from $423.5 million in the prior-year quarter. The increase was primarily attributable to higher indirect expense allocations and compensation expense, partially offset by the favorable impact of movements in foreign exchange rates and lower expense for outside services in the current quarter.

Wealth Management

Wealth Management net income was $107.2 million in the current quarter, up $20.4 million, or 24%, from $86.8 million in the prior-year quarter. Noninterest income was $353.1 million, up $28.1 million, or 9%, from $325.0 million in the prior-year quarter, primarily reflecting higher trust, investment and other servicing fees.

Trust, investment and other servicing fees in Wealth Management totaled $320.2 million in the current quarter, up $19.9 million, or 7%, from $300.3 million in the prior-year quarter. The following table provides a summary of Wealth Management trust, investment and other servicing fees.

Table 12: Wealth Management Trust, Investment and Other Servicing Fees

	Three Months Ended March 31,
($ In Millions)	2015	2014	Change
Central	$130.8	$124.1	$6.7	5%
East	82.4	76.7	5.7	7
West	66.8	62.4	4.4	7
Global Family Office	40.2	37.1	3.1	8

Total Wealth Management Trust, Investment and Other Servicing Fees	$320.2	$300.3	$19.9	7%

REPORTING SEGMENTS (continued)

Wealth Management (continued)

Wealth Management fee income is calculated primarily based on market values. The increased Wealth Management fees across regions and Global Family Office were primarily attributable to higher equity markets and new business. Money market mutual fund fee waivers in Wealth Management totaled $17.7 million in the current quarter compared to $17.6 million in the prior-year quarter.

Other noninterest income totaled $28.8 million in the current quarter, up $6.1 million, or 27%, from $22.7 million in the prior-year quarter, primarily reflecting higher security commissions and trading income.

Net interest income stated on an FTE basis was $138.3 million in the current quarter, up 2% from $135.0 million in the prior-year quarter, reflecting higher levels of average earning assets, partially offset by a decline in the net interest margin. The net interest margin decreased to 2.33% in the current quarter from 2.39% in the prior-year quarter due to lower yields on earning assets, partially offset by a lower cost of interest-related funds.

Earning assets averaged $24.0 billion, up $1.1 billion, or 5%, from $22.9 billion in the prior-year quarter. Earning assets and funding sources were primarily comprised of loans and domestic retail interest-bearing deposits, respectively.

The provision for credit losses was a credit of $2.3 million in the current quarter, reflecting improvement in the credit quality of residential real estate, commercial real estate and private client loans, and a decrease in the level of residential real estate loans, partially offset by an increase in the level of private client and commercial real estate loans. A provision for credit losses of $1.8 million was recorded in the prior-year quarter.

Total noninterest expense, which includes the direct expense of the reporting segment, indirect expense allocations for product and operating support and indirect expense allocations for certain corporate support services, totaled $321.9 million in the current quarter, compared to $318.8 million in the prior-year quarter, an increase of 1%. The increase was primarily attributable to higher indirect expense allocations and employee benefits expense, partially offset by lower expense for outside services in the current quarter.

Treasury and Other

Treasury and Other includes income and expense associated with the wholesale funding activities and the investment portfolios of the Corporation and the Bank, and certain corporate-based expenses, executive-level compensation and nonrecurring items not allocated to C&IS and Wealth Management.

Treasury and Other noninterest income totaled $4.1 million in the current quarter, compared to negative noninterest income in the prior-year quarter of $1.9 million. Noninterest income in the prior-year quarter included charges of $3.9 million relating to the OTTI of certain CRA-eligible securities.

Net interest income decreased $13.2 million, or 29%, to $32.5 million in the current quarter, compared to $45.7 million in the prior-year quarter. The decrease reflects a decline in the net interest margin, partially offset by higher levels of earning assets. The changes to both the net interest margin and average earning assets versus prior-year are partially due to a change in presentation, as certain assets have been transferred to Treasury and Other from C&IS and the related internal funds pricing method was updated. Average earning assets increased $23.6 billion to $42.0 billion from the prior-year quarter’s $18.3 billion.

Noninterest expense totaled $32.2 million in the current quarter, up $6.5 million, or 25%, from $25.7 million in the prior-year quarter, primarily reflecting higher general overhead costs, including compensation and equipment and software expense, partially offset by higher indirect expense allocations to C&IS and Wealth Management as compared to the prior-year quarter.

CONSOLIDATED BALANCE SHEETS

Total assets were $107.0 billion and $109.9 billion at March 31, 2015, and December 31, 2014, respectively, and averaged $107.5 billion in the current quarter compared with $100.2 billion in the quarter ended March 31, 2014. Average balances are considered to be a better measure of balance sheet trends, as period-end balances can be impacted by deposit and withdrawal activity involving large client balances. Loans and leases totaled $32.6 billion and $31.6 billion at March 31, 2015, and December 31, 2014, respectively, and averaged $32.1 billion in the current quarter, up 10% from $29.2 billion in the quarter ended March 31, 2014. Securities, inclusive of Federal Reserve stock, Federal Home Loan Bank stock, and certain community development investments, which are classified in other assets in the consolidated balance sheets, totaled $37.0 billion and $34.2 billion at March 31, 2015, and December 31, 2014, respectively, and averaged $35.8 billion for the current quarter, up 11% from $32.4 billion in the quarter ended March 31, 2014. In aggregate, the categories of federal funds sold and securities purchased under agreements to resell, interest-bearing due from and deposits with banks, and Federal Reserve deposits totaled $27.6 billion and $35.1 billion at March 31, 2015, and December 31, 2014, respectively, and averaged $30.8 billion in the current quarter, up 2% from the quarter ended March 31, 2014 balances, primarily reflecting increased Federal Reserve deposits. Interest-bearing client deposits at March 31, 2015, and December 31, 2014, totaled $63.6 billion and $65.2 billion, respectively, and averaged $64.5 billion in the current quarter, up 2% compared to $63.1 billion in the quarter ended March 31, 2014. Noninterest-bearing client deposits at March 31, 2015, and December 31, 2014, totaled $23.1 billion and $25.5 billion, respectively, and averaged $22.0 billion in the current quarter, up 25% from $17.6 billion in the quarter ended March 31, 2014.

Total stockholders’ equity at March 31, 2015, was $8.6 billion compared to $8.4 billion at December 31, 2014, and averaged $8.5 billion for the current quarter, up 7% from $7.9 billion for the quarter ended March 31, 2014. The increase in average stockholders’ equity compared to the prior-year quarter was primarily attributable to earnings retained and the issuance of preferred stock in August 2014, partially offset by dividend declarations and the repurchase of common stock pursuant to the Corporation’s share repurchase program. During the current quarter, the Corporation declared cash dividends totaling $5.9 million to preferred stockholders, and cash dividends totaling $78.5 million to common stockholders. During the three months ended March 31, 2015, the Corporation repurchased 1,555,870 shares of common stock at a cost of $107.2 million ($68.93 average price per share).

CAPITAL RATIOS

The capital ratios of the Corporation and the Bank remained strong at March 31, 2015, with all ratios applicable to classification as “well-capitalized” under U.S. regulatory requirements having been exceeded.

Table 13: Regulatory Capital Ratios

Capital Ratios — Northern Trust Corporation	March 31, 2015		December 31, 2014		March 31, 2014
	Advanced (a) Approach	Standardized (b) Approach	Advanced (a) Approach	Standardized (c) Approach	Standardized (c) Approach
Common Equity Tier 1	11.8%	10.5%	12.4%	12.5%	12.8%
Tier 1	12.4%	11.1%	13.2%	13.3%	13.0%
Total	14.2%	13.1%	15.0%	15.5%	15.5%
Tier 1 Leverage	7.8%	7.8%	n/a	7.8%	7.8%
Supplementary Leverage (d)	6.4%	n/a	n/a	n/a	n/a

Capital Ratios — The Northern Trust Company	March 31, 2015		December 31, 2014		March 31, 2014
	Advanced (a) Approach	Standardized (b) Approach	Advanced (a) Approach	Standardized (c) Approach	Standardized (c) Approach
Common Equity Tier 1	11.3%	10.0%	12.0%	11.8%	11.7%
Tier 1	11.3%	10.0%	12.0%	11.8%	11.7%
Total	13.0%	11.8%	13.8%	14.0%	14.2%
Tier 1 Leverage	6.9%	6.9%	n/a	6.9%	6.9%
Supplementary Leverage (d)	5.7%	n/a	n/a	n/a	n/a

(a)	Effective with the second quarter of 2014, Northern Trust exited parallel run. Accordingly, the March 31, 2015, and December 31, 2014, ratios were calculated in compliance with the Basel III Advanced Approach final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(b)	Effective with the first quarter of 2015, Standardized Approach risk weighted assets are calculated in compliance with the Basel III Standardized Approach final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(c)	Standardized Approach capital components in 2014 were determined by Basel III phased in requirements and risk weighted assets were determined by Basel I requirements. The December 31, 2014, and March 31, 2014, ratios calculated under the Standardized Approach comply with the final rules released by the Board of Governors of the Federal Reserve on July 2, 2013.
(d)	Advanced Approaches banking organizations must calculate and report their supplementary leverage ratio beginning with the first quarter of 2015. Northern Trust must maintain a minimum supplementary leverage ratio of 3 percent beginning with the first quarter of 2018.

STATEMENTS OF CASH FLOWS

Net cash provided by operating activities of $490.8 million for the three months ended March 31, 2015, was primarily attributable to period earnings, inclusive of the impact of non-cash charges such as the amortization of computer software, and a reduction of net collateral deposited with derivative counterparties, partially offset by increased other operating activities. Net cash provided by operating activities of $538.5 million for the three months ended March 31, 2014, was primarily attributable to a reduction of net collateral deposited with counterparties, as well as earnings, including the impact of non-cash charges, partially offset by increased receivables.

Net cash provided by investing activities of $2.8 billion for the three months ended March 31, 2015, was primarily attributable to decreased levels of Federal Reserve deposits, partially offset by net purchases of securities held to maturity and available for sale, increased levels of loans and leases and interest-bearing

STATEMENTS OF CASH FLOWS (continued)

deposits with banks. The decrease in Federal Reserve deposits reflected the redeployment of Federal Reserve deposits to securities held to maturity and available for sale, as well as decreases in demand and other noninterest-bearing deposits and in interest-bearing and noninterest-bearing non-U.S. office client deposits.

Net cash used in investing activities of $822.1 million for the three months ended March 31, 2014, was primarily attributable to net purchases of securities held to maturity and available for sale, as well as increases within client settlement security receivables and loans and leases, partially offset by decreases within interest-bearing deposits with banks and Federal Reserve deposits.

For the three months ended March 31, 2015, net cash used in financing activities totaled $2.2 billion, primarily reflecting decreased levels of total deposits, federal funds purchased, securities sold under agreements to repurchase and repayments of senior notes and long-term debt, partially offset by higher levels of short-term other borrowings. The decrease in total deposits was attributable to lower levels of demand and other noninterest-bearing client and interest-bearing non-U.S. office client deposits.

For the three months ended March 31, 2014, net cash provided by financing activities totaled $788.1 million, primarily reflecting increased levels of total deposits, partially offset by lower levels of short-term other borrowings. The increase in the level of total deposits was primarily attributable to an increase in demand and other noninterest-bearing client deposits. The decrease in short-term other borrowings in the prior-year quarter reflected maturities of borrowings from the Federal Home Loan Bank.

ASSET QUALITY

Securities Portfolio

Northern Trust maintains a high quality securities portfolio, with 82% of the combined available for sale, held to maturity, and trading account portfolios at March 31, 2015, comprised of U.S. Treasury and government sponsored agency securities and triple-A rated corporate notes, asset-backed securities, sub-sovereign, supranational, sovereign and non-U.S. agency bonds, auction rate securities and obligations of states and political subdivisions. The remaining portfolio was comprised of corporate notes, asset-backed securities, negotiable certificates of deposit, obligations of states and political subdivisions, auction rate securities and other securities, of which as a percentage of the total securities portfolio, 5% was rated double-A, 3% was rated below double-A, and 10% was not rated by Standard and Poor’s or Moody’s Investors Service (primarily negotiable certificates of deposits of banks whose long term ratings are at least A).

Net unrealized gains within the investment securities portfolio totaled $140.3 million at March 31, 2015, comprised of $189.5 million and $49.2 million of gross unrealized gains and losses, respectively. Of the unrealized losses on securities at March 31, 2015, the largest component was $19.0 million of unrealized losses in securities classified as “other,” related to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA. Unrealized losses on these CRA-related securities were attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Also, $16.9 million of the unrealized losses related to corporate debt securities, primarily reflecting higher market rates since purchase; 39% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $10.3 million related to government sponsored agency securities were primarily attributable to changes in market rates since their purchase.

For the three months ended March 31, 2014, charges of $3.9 million were recorded relating to the OTTI of certain CRA-eligible securities. There were no OTTI losses for the three months ended March 31, 2015. Northern Trust has evaluated all securities with unrealized losses for possible OTTI in accordance with GAAP and Northern Trust’s security impairment review policy.

ASSET QUALITY (continued)

Securities Portfolio (continued)

Northern Trust participates in the repurchase agreement market as a relatively low cost alternative for short-term funding. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings and recorded at the amounts at which the securities were acquired or sold plus accrued interest. To minimize potential credit risk associated with these transactions, the fair value of the securities purchased or sold is monitored, limits are set on exposure with counterparties, and the financial condition of counterparties is regularly assessed. It is Northern Trust’s policy to take possession, either directly or via third-party custodians, of securities purchased under agreements to resell. Securities sold under agreements to repurchase are held by the counterparty until their repurchase.

Nonperforming Loans and Other Real Estate Owned

Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). OREO is comprised of commercial and residential properties acquired in partial or total satisfaction of loans.

The following table provides the amounts of nonperforming loans, by loan and lease segment and class, and of OREO that were outstanding at the dates shown, as well as the balance of loans that were delinquent 90 days or more and still accruing interest. The balance of loans delinquent 90 days or more and still accruing interest can fluctuate widely based on the timing of cash collections, renegotiations and renewals.

Table 14: Nonperforming Assets

($ In Millions)	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming Loans and Leases
Commercial
Commercial and Institutional	$20.9	$15.0	$26.1
Commercial Real Estate	39.9	37.1	51.6

Total Commercial	60.8	52.1	77.7

Personal
Residential Real Estate	157.7	162.4	180.9
Private Client	1.1	1.2	1.3

Total Personal	158.8	163.6	182.2

Total Nonperforming Loans and Leases	219.6	215.7	259.9
Other Real Estate Owned	8.5	16.6	9.8

Total Nonperforming Assets	228.1	232.3	269.7

90 Day Past Due Loans Still Accruing	$9.4	$22.7	$12.3

Nonperforming Loans and Leases to Total Loans and Leases	0.67%	0.68%	0.88%

Coverage of Loan and Lease Allowance to Nonperforming Loans and Leases	1.2x	1.2x	1.1x

Nonperforming assets of $228.1 million as of March 31, 2015, reflected improved credit quality from the prior-year, though they remained elevated from levels preceding the economic downturn in 2008 and its impact on residential property valuations and general economic conditions. The loan portfolio in the current quarter reflected improvement in the credit quality of the residential real estate, commercial and institutional, commercial real estate and private client loan classes. In addition to the negative impact on net interest income and the risk of credit losses, nonperforming assets also increase operating costs due to the expense associated with collection efforts. Changes in the level of nonperforming assets may be indicative of changes in the credit quality of one or more loan classes. Changes in credit quality impact the allowance for credit losses through the

ASSET QUALITY (continued)

Nonperforming Loans and Other Real Estate Owned (continued)

resultant adjustment of the specific allowance and of the qualitative factors used in the determination of the inherent allowance levels within the allowance for credit losses.

Northern Trust’s underwriting standards do not allow for the origination of loan types generally considered to be of high risk in nature, such as option adjustable rate mortgages, subprime loans, loans with initial “teaser” rates and loans with excessively high loan-to-value ratios. Residential real estate loans consist of traditional first lien mortgages and equity credit lines, which generally require loan-to-collateral values of no more than 65% to 80% at inception. Revaluations of supporting collateral are obtained upon refinancing or default or when otherwise considered warranted. Collateral revaluations for mortgages are performed by independent third parties.

The commercial real estate class consists of commercial mortgages and construction, acquisition and development loans extended to experienced investors well known to Northern Trust. Underwriting standards generally reflect conservative loan-to-value ratios and debt service coverage requirements. Recourse to borrowers through guarantees is also commonly required.

Provision and Allowance for Credit Losses

The provision for credit losses is the charge to current-period earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain the allowance for credit losses at an appropriate level to absorb probable credit losses that have been identified with specific borrower relationships (specific loss component) and for probable losses that are believed to be inherent in the loan and lease portfolios, undrawn commitments and standby letters of credit (inherent loss component). Control processes and analyses employed to evaluate the appropriateness of the allowance for credit losses are reviewed on at least an annual basis and modified as considered necessary.

The amount of specific allowance is determined through an individual evaluation of loans and lending-related commitments considered impaired that is based on expected future cash flows, collateral value and other factors that may impact the borrower’s ability to pay. Changes in collateral values, delinquency ratios, portfolio volume and concentration and other asset quality metrics, including management’s subjective evaluation of economic and business conditions, result in adjustments of qualitative allowance factors that are applied in the determination of inherent allowance requirements.

The provision for credit losses was a credit of $4.5 million in the current quarter, compared to a provision of $3.0 million in the prior-year quarter. Net charge-offs were $4.6 million, resulting from $7.5 million of charge-offs and $2.9 million of recoveries, compared to $1.5 million of net charge-offs in the prior-year quarter, resulting from $11.5 million of charge-offs and $10.0 million of recoveries. Residential real estate loans accounted for 72% and 70% of total nonperforming loans and leases at March 31, 2015, and 2014, respectively.

Note 6 to the consolidated financial statements includes a table that details the changes in the allowance for credit losses during the three months ended March 31, 2015, and 2014 due to charge-offs, recoveries and provisions for credit losses.

ASSET QUALITY (continued)

Provision and Allowance for Credit Losses (continued)

The following table shows the specific portion of the allowance and the inherent portion of the allowance and its components by loan and lease segment and class.

Table 15: Allocation of the Allowance for Credit Losses

	March 31, 2015		December 31, 2014		March 31, 2014
($ In Millions)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Specific Allowance	$22.9	—%	$21.1	—%	$26.3	—%

Allocated Inherent Allowance
Commercial
Commercial and Institutional	70.3	28	73.0	26	70.5	26
Commercial Real Estate	66.6	11	69.4	10	72.2	10
Lease Financing, net	3.2	3	3.6	3	3.5	3
Non-U.S.	2.8	5	3.3	5	2.6	5
Other	—	1	—	1	—	1

Total Commercial	142.9	48	149.3	45	148.8	45

Personal
Residential Real Estate	102.4	29	107.7	31	116.8	34
Private Client	18.5	23	17.8	24	17.5	21
Other	—	—	—	—	—	—

Total Personal	120.9	52	125.5	55	134.3	55

Total Allocated Inherent Allowance	$263.8	100%	$274.8	100%	$283.1	100%

Total Allowance for Credit Losses	$286.7		$295.9		$309.4

Allowance Assigned to
Loans and Leases	$259.0		$267.0		$279.2
Undrawn Commitments and Standby Letters of Credit	27.7		28.9		30.2

Total Allowance for Credit Losses	$286.7		$295.9		$309.4

Allowance Assigned to Loans and Leases to Total Loans and Leases	0.79%		0.84%		0.94%

MARKET RISK MANAGEMENT

Northern Trust faces two primary types of market risk through its business operations: interest rate risk, which is the potential for movements in interest rates to cause changes in earnings and the economic value of equity; and trading risk, which is the potential for movements in market variables such as foreign exchange rates and interest rates to cause changes in the value of trading positions.

Northern Trust uses two primary measurement techniques to manage interest rate risk: sensitivity of earnings (SOE) and sensitivity of economic value of equity (SEVE). SOE provides management with a short-term view of the impact of interest rate changes on future earnings. SEVE provides management with a long-term view of interest rate changes on the economic value of equity as of the period-end balance sheet. Both simulation models use the same initial market interest rates and product balances. These two techniques, which are performed monthly, are complementary and are used in concert to provide a comprehensive interest rate risk management capability.

MARKET RISK MANAGEMENT (continued)

As part of its risk management activities, Northern Trust also regularly measures the risk of loss associated with foreign currency positions using a Value-at-Risk (VaR) model. The following information about Northern Trust’s management of market risk should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014.

Sensitivity of Earnings — The modeling of SOE incorporates on-balance-sheet positions, as well as derivative financial instruments (principally interest rate swaps) that are used to manage interest rate risk. Northern Trust uses market-implied forward interest rates as the base case and measures the sensitivity (i.e. change) in earnings if future rates are 100 or 200 basis points higher than base case forward rates. The following table shows the estimated impact on the next twelve months of pre-tax earnings of 100 and 200 basis point upward movements in interest rates relative to forward rates. Given the low level of interest rates, the simulation of earnings for rates 100 and 200 basis points lower would not provide meaningful results.

Table 16: Sensitivity of Earnings to Changes in Interest Rates

($ In Millions)	Increase/(Decrease) Estimated Impact on Next Twelve Months of Pre-Tax Earnings
Increase in Interest Rates Above Market-Implied Forward Rates
100 Basis Points	$29
200 Basis Points	$14

The simulations of earnings incorporate several assumptions but do not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movements. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. SOE is not directly comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

Sensitivity of Economic Value of Equity — Economic value of equity is defined as the present value of assets minus the present value of liabilities, net of the value of instruments that are used to manage the interest rate risk of balance sheet items. The potential effect of interest rate changes on economic equity is derived from the impact of such changes on projected future cash flows and the present value of these cash flows and is then compared to the established limit. Northern Trust uses current market rates (and the future rates implied by these market rates) as the base case and measures the sensitivity (i.e. change) if current rates are immediately shocked up by 100 or 200 basis points. The following table shows the estimated impact on economic value of equity of 100 and 200 basis point shocks up from current interest rates. Given the low level of interest rates and assumed interest rate floors as rates approach zero, the simulation of the economic value of equity for rates 100 or 200 basis points lower would not provide meaningful results.

Table 17: Sensitivity of Economic Value of Equity to Changes in Interest Rates as of March 31, 2015

($ In Millions)	Increase/(Decrease) Estimated Impact on Economic Value of Equity
Increase in Interest Rates Above Market Rates
100 Basis Points	$(10)
200 Basis Points	$(266)

The simulations of economic value of equity incorporate several assumptions but do not incorporate any management actions that may be used to mitigate negative consequences of actual interest rate movements. For that reason and others, they do not reflect the likely actual results but serve as conservative estimates of interest rate risk. SEVE is not directly comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

MARKET RISK MANAGEMENT (continued)

Foreign Currency Value-At-Risk (VaR) — Northern Trust measures daily the risk of loss associated with all non-U.S. currency positions using a VaR model and applying the historical simulation methodology. This statistical model provides estimates, based on a variety of high confidence levels, of the potential loss in value that might be incurred if an adverse shift in non-U.S. currency exchange rates were to occur over a small number of days. The model incorporates foreign currency and interest rate volatilities and correlations in price movements among the currencies. VaR is computed for each trading desk and for the global portfolio.

Northern Trust monitors several variations of the foreign exchange VaR measures to meet specific regulatory and internal management needs. Variations include different methodologies (historical, variance-covariance and Monte Carlo), equally-weighted and exponentially-weighted volatilities, horizons of one day and ten days, confidence levels ranging from 95% to 99.95% and look-back periods of one year and four years. The table below presents the levels of total regulatory VaR and its subcomponents for global foreign currency as March 31, 2015, and December 31, 2014, based on the historical simulation methodology, a 99% confidence level, a one-day horizon and equally-weighted volatility. The total VaR for foreign currency is typically less than the sum of its two components due to diversification benefits derived from the two subcomponents.

Table 18: Foreign Currency Value-At-Risk

($ In Millions)	Total VaR (Spot and Forward)		Foreign Exchange Spot VaR		Foreign Exchange Forward VaR
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31 2014
High	$0.4	$0.5	$0.4	$0.5	$0.2	$0.1
Low	0.1	—	—	—	0.1	—
Average	0.2	0.2	0.1	0.1	0.1	0.1
Quarter-End	0.4	0.2	0.4	0.3	0.2	0.1

RECONCILIATION OF REPORTED NET INTEREST INCOME TO FULLY TAXABLE EQUIVALENT

The tables below present a reconciliation of interest income and net interest income prepared in accordance with GAAP to interest income and net interest income on an FTE basis, a non-GAAP financial measure. Management believes an FTE presentation facilitates the analysis of asset yields and provides a clearer indication of net interest margins for comparative purposes.

Table 19: Reconciliation of Reported Net Interest Income to Fully Taxable Equivalent

	Three Months Ended
	March 31, 2015			March 31, 2014
($ In Millions)	Reported	FTE Adj.	FTE	Reported	FTE Adj.	FTE
Interest Income	$298.8	$6.2	$305.0	$295.4	$8.7	$304.1
Interest Expense	38.2	—	38.2	49.7	—	49.7

Net Interest Income	$260.6	$6.2	$266.8	$245.7	$8.7	$254.4

Net Interest Margin	1.07%		1.10%	1.09%		1.12%

The following schedule should be read in conjunction with the Net Interest Income section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations.

Table 20: AVERAGE CONSOLIDATED BALANCE SHEET WITH ANALYSIS OF NET INTEREST INCOME				NORTHERN TRUST CORPORATION
(INTEREST AND RATE ON A FULLY TAXABLE EQUIVALENT BASIS)	Three Months Ended March 31,
	2015			2014
($ In Millions)	Interest	Average Balance	Rate (3)	Interest	Average Balance	Rate (3)
Average Earning Assets
Federal Funds Sold and Securities Purchased under
Agreements to Resell	$1.2	$1,033.7	0.45%	$0.7	530.3	0.51%
Interest-Bearing Deposits with Banks	26.6	15,263.1	0.71	32.1	17,062.5	0.76
Federal Reserve Deposits	9.2	14,504.0	0.26	8.0	12,702.5	0.26
Securities
U.S. Government	12.7	4,580.0	1.13	6.4	2,313.7	1.13
Obligations of States and Political Subdivisions	2.1	121.6	6.75	3.5	213.1	6.56
Government Sponsored Agency	37.4	16,511.9	0.92	40.8	17,834.7	0.93
Other (1)	30.4	14,579.0	0.85	28.2	12,006.5	0.95

Total Securities	82.6	35,792.5	0.94	78.9	32,368.0	0.99

Loans and Leases (2)	185.4	32,099.8	2.34	184.4	29,177.4	2.56

Total Earning Assets	305.0	98,693.1	1.25	304.1	91,840.7	1.34

Allowance for Credit Losses Assigned to Loans and Leases	—	(265.9)	—	—	(277.8)	—
Cash and Due from Banks	—	1,573.4	—	—	2,806.6	—
Buildings and Equipment	—	446.9	—	—	457.7	—
Client Security Settlement Receivables	—	959.7	—	—	904.4	—
Goodwill	—	529.7	—	—	540.8	—
Other Assets	—	5,576.3	—	—	3,971.1	—

Total Assets	$—	$107,513.2	—%	$—	$100,243.5	—%

Average Source of Funds
Deposits
Savings and Money Market	$2.4	$15,361.0	0.06%	$2.3	$14,713.8	0.06%
Savings Certificates and Other Time	1.2	1,741.7	0.28	1.8	1,825.5	0.39
Non-U.S. Offices — Interest-Bearing	13.1	47,399.8	0.11	16.0	46,566.4	0.14

Total Interest-Bearing Deposits	16.7	64,502.5	0.10	20.1	63,105.7	0.13
Short-Term Borrowings	1.5	5,187.4	0.12	1.1	4,552.0	0.10
Senior Notes	11.6	1,497.0	3.17	17.5	1,996.6	3.57
Long-Term Debt	7.8	1,571.9	2.02	10.4	1,728.9	2.43
Floating Rate Capital Debt	0.6	277.2	0.82	0.6	277.1	0.81

Total Interest-Related Funds	38.2	73,036.0	0.21	49.7	71,660.3	0.28

Interest Rate Spread	—	—	1.04	—	—	1.06
Demand and Other Noninterest-Bearing Deposits	—	22,023.6	—	—	17,642.1	—
Other Liabilities	—	3,980.9	—	—	3,014.7	—
Stockholders’ Equity	—	8,472.7	—	—	7,926.4	—

Total Liabilities and Stockholders’ Equity	$—	$107,513.2	—%	$—	$100,243.5	—%

Net Interest Income/Margin (FTE Adjusted)	$266.8	$—	1.10%	$254.4	$—	1.12%

Net Interest Income/Margin (Unadjusted)	$260.6	$—	1.07%	$245.7	$—	1.09%

ANALYSIS OF NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE
	Three Months Ended March 31, 2015 Compared to 2014
	Change Due To
(In Millions)	Average Balance	Rate	Total
Earning Assets (FTE)	$22.6	$(21.7)	$0.9
Interest-Related Funds	0.9	(12.4)	(11.5)

Net Interest Income (FTE)	$21.7	$(9.3)	$12.4

(1)	Other securities include Federal Reserve and Federal Home Loan Bank stock and certain community development investments which are classified in other assets in the consolidated balance sheet as of March 31, 2015 and 2014.
(2)	Average balances include nonaccrual loans. Lease financing receivable balances are reduced by deferred income.
(3)	Rate calculations are based on actual balances rather than the rounded amounts presented in the Average Consolidated Balance Sheet with Analysis of Net Interest Income.
Notes:	Net Interest Income (FTE Adjusted) includes adjustments to a fully taxable equivalent basis for loans and securities. Such adjustments are based on a blended federal and state tax rate of 37.4% and 37.5% for the three months ended March 31, 2015 and 2014, respectively. Total taxable equivalent interest adjustments amounted to $6.2 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively.

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

Forward-looking statements are Northern Trust’s current estimates or expectations of future events or future results and involve risks and uncertainties that are difficult to predict. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including:

•	the health and soundness of the financial institutions and other counterparties with which Northern Trust conducts business;

•	financial market disruptions or economic recession, whether in the U.S., Europe, the Middle East, or other regions;

•	the downgrade of U.S. Government issued and other securities;

•	changes in financial markets, including debt and equity markets, that impact the value, liquidity, or credit ratings of financial assets in general, or financial assets in particular investment funds or client portfolios including those funds, portfolios, and other financial assets with respect to which Northern Trust has taken, or may in the future take, actions to provide asset value stability or additional liquidity;

•	the impact of stress in the financial markets, the effectiveness of governmental actions taken in response, and the effect of such governmental actions on Northern Trust, its competitors and counterparties, financial markets generally and availability of credit specifically, and the U.S. and international economies;

•	a significant downgrade of any of Northern Trust’s debt ratings;

•	changes in foreign exchange trading client volumes and volatility in foreign currency exchange rates, and Northern Trust’s success in assessing and mitigating the risks arising from such changes and volatility;

•	a decline in the value of securities held in Northern Trust’s investment portfolio, particularly asset-backed securities, the liquidity and pricing of which may be negatively impacted by periods of economic turmoil and financial market disruptions;

•	uncertainties inherent in the complex and subjective judgments required to assess credit risk and establish appropriate allowances therefor;

•	geopolitical risks and the risks of extraordinary events such as natural disasters, terrorist events and war, and the responses of the United States and other countries to those events;

•	the pace and extent of continued globalization of investment activity and growth in worldwide financial assets;

•	regulatory and monetary policy developments;

•	failure to satisfy regulatory standards or to obtain regulatory approvals when required, including for the use and distribution of capital;

•	changes in tax laws, accounting requirements or interpretations and other legislation in the U.S. or other countries that could affect Northern Trust or its clients;

•	changes in the nature and activities of Northern Trust’s competition;

FORWARD-LOOKING STATEMENTS (continued)

•	Northern Trust’s success in maintaining existing business and continuing to generate new business in existing and targeted markets and its ability to deploy deposits in a profitable manner consistent with its liquidity requirements;

•	the impact of equity markets on fee revenue;

•	Northern Trust’s ability to address the complex needs of a global client base and manage compliance with legal, tax, regulatory and other requirements;

•	Northern Trust’s ability to maintain a product mix that achieves acceptable margins;

•	Northern Trust’s ability to continue to generate investment results that satisfy clients and to develop an array of investment products;

•	Northern Trust’s success in recruiting and retaining the necessary personnel to support business growth and expansion and maintain sufficient expertise to support increasingly complex products and services;

•	Northern Trust’s success in controlling expenses and implementing revenue enhancement initiatives;

•	uncertainties inherent in Northern Trust’s assumptions concerning its pension plan, including discount rates and expected contributions, returns and payouts;

•	Northern Trust’s ability to address operating risks, including human errors or omissions, data security breach risks, pricing or valuation of securities, fraud, systems performance or defects, systems interruptions, and breakdowns in processes or internal controls;

•	Northern Trust’s success in improving risk management practices and controls and managing risks inherent in its businesses, including credit risk, operational risk, market and liquidity risk, fiduciary risk, compliance risk and strategic risk;

•	increased costs of compliance and other risks associated with changes in regulation, the current regulatory environment, and areas of increased regulatory emphasis and oversight in the U.S. and other countries such as anti-money laundering, anti-bribery, and client privacy;

•	the potential for substantial changes in the legal, regulatory and enforcement framework and oversight applicable to financial institutions, including changes that may affect leverage limits and risk-based capital and liquidity requirements, require financial institutions to pay higher assessments, expose financial institutions to certain liabilities of their subsidiary depository institutions, and restrict or increase the regulation of certain activities, including foreign exchange, carried on by financial institutions, including Northern Trust;

•	risks and uncertainties inherent in the litigation and regulatory process, including the adequacy of contingent liability, tax, and other accruals;

•	risks associated with being a holding company, including Northern Trust’s dependence on dividends from its principal subsidiary;

•	the risk of damage to Northern Trust’s reputation which may undermine the confidence of clients, counterparties, rating agencies, and stockholders; and

•	other factors identified elsewhere in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, including those factors described in Item 1A, “Risk Factors,” and other filings with the SEC, all of which are available on Northern Trust’s website.

Actual results may differ materially from those expressed or implied by the forward-looking statements. The information contained herein is current only as of the date of that information. All forward-looking statements included in this document are based upon information presently available, and Northern Trust assumes no obligation to update its forward-looking statements.

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS	NORTHERN TRUST CORPORATION

(In Millions Except Share Information)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and Due from Banks	$4,074.8	$3,050.6
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,113.9	1,062.7
Interest-Bearing Deposits with Banks	15,432.3	14,928.3
Federal Reserve Deposits	8,804.2	17,386.3
Securities
Available for Sale	30,945.7	29,558.5
Held to Maturity (Fair value of $5,665.0 and $4,176.1)	5,655.8	4,170.8
Trading Account	1.4	4.7

Total Securities	36,602.9	33,734.0

Loans and Leases
Commercial	15,491.3	14,353.6
Personal	17,138.9	17,286.6

Total Loans and Leases (Net of unearned income of $277.0 and $287.7)	32,630.2	31,640.2

Allowance for Credit Losses Assigned to Loans and Leases	(259.0)	(267.0)
Buildings and Equipment	442.4	444.3
Client Security Settlement Receivables	2,219.3	1,568.8
Goodwill	527.3	533.2
Other Assets	5,363.7	5,865.1

Total Assets	$106,952.0	$109,946.5

Liabilities
Deposits
Demand and Other Noninterest-Bearing	$20,816.6	$22,815.0
Savings and Money Market	15,892.2	15,916.4
Savings Certificates and Other Time	1,777.9	1,757.4
Non U.S. Offices — Noninterest-Bearing	2,307.6	2,723.2
— Interest-Bearing	45,942.2	47,545.0

Total Deposits	86,736.5	90,757.0
Federal Funds Purchased	410.7	932.9
Securities Sold Under Agreements to Repurchase	613.2	885.1
Other Borrowings	2,874.1	1,685.2
Senior Notes	1,497.1	1,497.0
Long-Term Debt	1,399.1	1,615.1
Floating Rate Capital Debt	277.2	277.2
Other Liabilities	4,536.5	3,848.1

Total Liabilities	98,344.4	101,497.6

Stockholders’ Equity
Preferred Stock, No Par Value; Authorized 10,000,000 shares:
Series C, outstanding shares of 16,000	388.5	388.5
Common Stock, $1.66 2/3 Par Value; Authorized 560,000,000 shares;
Outstanding shares of 233,368,512 and 233,390,705	408.6	408.6
Additional Paid-In Capital	1,024.9	1,050.9
Retained Earnings	7,771.7	7,625.4
Accumulated Other Comprehensive Loss	(266.4)	(319.7)
Treasury Stock (11,803,012 and 11,780,819 shares, at cost)	(719.7)	(704.8)

Total Stockholders’ Equity	8,607.6	8,448.9

Total Liabilities and Stockholders’ Equity	$106,952.0	$109,946.5

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions Except Share Information)	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$727.5	$679.5
Foreign Exchange Trading Income	71.6	50.1
Treasury Management Fees	16.3	16.8
Security Commissions and Trading Income	19.8	14.7
Other Operating Income	38.6	37.7
Investment Security Gains (Losses), net (Note)	0.1	(4.0)

Total Noninterest Income	873.9	794.8

Net Interest Income
Interest Income	298.8	295.4
Interest Expense	38.2	49.7

Net Interest Income	260.6	245.7
Provision for Credit Losses	(4.5)	3.0

Net Interest Income after Provision for Credit Losses	265.1	242.7

Noninterest Expense
Compensation	354.3	341.8
Employee Benefits	72.9	66.9
Outside Services	135.1	144.4
Equipment and Software	110.3	101.3
Occupancy	43.0	44.2
Other Operating Expense	73.4	69.4

Total Noninterest Expense	789.0	768.0

Income before Income Taxes	350.0	269.5
Provision for Income Taxes	119.3	88.1

Net Income	$230.7	$181.4

Preferred Stock Dividends	5.9	—

Net Income Applicable to Common Stock	$224.8	$181.4

Per Common Share
Net Income — Basic	$0.95	$0.75
— Diluted	0.94	0.75

Average Number of Common Shares Outstanding — Basic	233,381,168	237,208,151
— Diluted	235,288,695	239,050,714

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2015	2014
Net Income	$230.7	$181.4
Other Comprehensive Income (Loss) (Net of Tax and Reclassifications)
Net Unrealized Gains on Securities Available for Sale	54.1	4.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.1)	1.6
Foreign Currency Translation Adjustments	(5.9)	(1.3)
Pension and Other Postretirement Benefit Adjustments	6.2	3.4

Other Comprehensive Income	53.3	8.2

Comprehensive Income	$284.0	$189.6

Note: Changes in Other-Than-Temporary-Impairment (OTTI) Losses	$—	$(4.6)
Noncredit-related OTTI Losses Recorded in/(Reclassified from) OCI	—	0.7
Other Security Gains (Losses), net	0.1	(0.1)

Investment Security Gains (Losses), net	$0.1	$(4.0)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	NORTHERN TRUST CORPORATION

(In Millions)	2015	2014
Preferred Stock
Balance at January 1 and March 31	$388.5	$—
Common Stock
Balance at January 1 and March 31	408.6	408.6

Additional Paid-in Capital
Balance at January 1	1,050.9	1,035.7
Treasury Stock Transactions — Stock Options and Awards	(60.1)	(43.2)
Stock Options and Awards — Amortization	23.4	23.3
Stock Options and Awards — Tax Benefits	10.7	7.1

Balance at March 31	1,024.9	1,022.9

Retained Earnings
Balance at January 1	7,625.4	7,134.8
Net Income	230.7	181.4
Dividends Declared — Common Stock	(78.5)	(74.8)
Dividends Declared — Preferred Stock	(5.9)	—

Balance at March 31	7,771.7	7,241.4

Accumulated Other Comprehensive Income (Loss)
Balance at January 1	(319.7)	(244.3)
Net Unrealized Gains (Losses) on Securities Available for Sale	54.1	4.5
Net Unrealized Gains (Losses) on Cash Flow Hedges	(1.1)	1.6
Foreign Currency Translation Adjustments	(5.9)	(1.3)
Pension and Other Postretirement Benefit Adjustments	6.2	3.4

Balance at March 31	(266.4)	(236.1)

Treasury Stock
Balance at January 1	(704.8)	(422.8)
Stock Options and Awards	92.3	97.3
Stock Purchased	(107.2)	(163.0)

Balance at March 31	(719.7)	(488.5)

Total Stockholders’ Equity at March 31	$8,607.6	$7,948.3

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	NORTHERN TRUST CORPORATION

	Three Months Ended March 31,
(In Millions)	2015	2014
Cash Flows from Operating Activities:
Net Income	$230.7	$181.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Investment Security Losses (Gains), net	(0.1)	4.0
Amortization and Accretion of Securities and Unearned Income, net	10.7	3.0
Provision for Credit Losses	(4.5)	3.0
Depreciation on Buildings and Equipment	23.1	23.0
Amortization of Computer Software	60.7	55.6
Amortization of Intangibles	4.6	4.9
Pension Plan Contributions	(16.5)	(13.9)
Change in Receivables	50.3	(254.9)
Change in Interest Payable	(6.2)	(0.1)
Change in Collateral With Derivative Counterparties, net	289.5	505.7
Other Operating Activities, net	(151.5)	26.8

Net Cash Provided by Operating Activities	490.8	538.5

Cash Flows from Investing Activities:
Net Change in Federal Funds Sold and Securities Purchased under Agreements to Resell	(51.2)	19.6
Change in Interest-Bearing Deposits with Banks	(1,242.6)	2,329.1
Net Change in Federal Reserve Deposits	8,582.1	700.2
Purchases of Securities — Held to Maturity	(2,101.1)	(2,467.4)
Proceeds from Maturity and Redemption of Securities — Held to Maturity	278.4	597.6
Purchases of Securities — Available for Sale	(2,992.5)	(3,939.1)
Proceeds from Sale, Maturity and Redemption of Securities — Available for Sale	1,686.8	2,803.7
Change in Loans and Leases	(1,004.2)	(274.9)
Purchases of Buildings and Equipment	(25.5)	(13.5)
Purchases and Development of Computer Software	(68.4)	(74.9)
Change in Client Security Settlement Receivables	(660.7)	(485.6)
Other Investing Activities, net	404.8	(16.9)

Net Cash Provided by (Used in) Investing Activities	2,805.9	(822.1)

Cash Flows from Financing Activities:
Change in Deposits	(2,817.7)	2,082.4
Change in Federal Funds Purchased	(522.2)	48.8
Change in Securities Sold under Agreements to Repurchase	(271.9)	(180.7)
Change in Short-Term Other Borrowings	1,064.2	(1,004.4)
Repayments of Senior Notes and Long-Term Debt	(230.1)	(1.1)
Treasury Stock Purchased	(107.2)	(163.0)
Net Proceeds from Stock Options	32.2	54.0
Cash Dividends Paid on Common Stock	(77.0)	(75.0)
Cash Dividends Paid on Preferred Stock	(9.5)	—
Other Financing Activities, net	747.9	27.1

Net Cash (Used in) Provided by Financing Activities	(2,191.3)	788.1

Effect of Foreign Currency Exchange Rates on Cash	(81.2)	9.4

Increase in Cash and Due from Banks	1,024.2	513.9
Cash and Due from Banks at Beginning of Year	3,050.6	3,162.4

Cash and Due from Banks at End of Period	$4,074.8	$3,676.3

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$44.9	$50.4
Income Taxes Paid	40.5	15.1
Transfers from Loans to OREO	4.6	1.9

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation — The consolidated financial statements include the accounts of Northern Trust Corporation (Corporation) and its subsidiaries (collectively, Northern Trust). Significant intercompany balances and transactions have been eliminated. The consolidated financial statements, as of and for the three months ended March 31, 2015, and 2014, have not been audited by the Corporation’s independent registered public accounting firm. In the opinion of management, all accounting entries and adjustments, including normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim periods have been made. The accounting and financial reporting policies of Northern Trust conform with U.S. generally accepted accounting principles (GAAP) and reporting practices prescribed by the banking industry. For a description of Northern Trust’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments include: (1) modifying the evaluation of limited partnerships and similar legal entities, (2) amending when fees paid to a decision maker should be included in the variable interest entity analysis, (3) amending the related party relationship guidance, and (4) providing a scope exception from the consolidation guidance for reporting entities with interests in certain investment funds. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2015-02.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs be presented in the balance sheet as a direct deduction to the carrying amount of the associated debt liability. The ASU is effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. Northern Trust is currently assessing the impact of adoption of ASU 2015-03.

3. Fair Value Measurements — Fair Value Hierarchy. The following describes the hierarchy of valuation inputs (Levels 1, 2, and 3) used to measure fair value and the primary valuation methodologies used by Northern Trust for financial instruments measured at fair value on a recurring basis. Observable inputs reflect market data obtained from sources independent of the reporting entity; unobservable inputs reflect the entity’s own assumptions about how market participants would value an asset or liability based on the best information available. GAAP requires an entity measuring fair value to maximize the use of observable inputs and minimize the use of unobservable inputs and establishes a fair value hierarchy of inputs. Financial instruments are categorized within the hierarchy based on the lowest level input that is significant to their valuation. Northern Trust’s policy is to recognize transfers into and transfers out of fair value levels as of the end of the reporting period in which the transfer occurred. No transfers between fair value levels occurred during the three months ended March 31, 2015, or the year ended December 31, 2014.

Level 1 — Quoted, active market prices for identical assets or liabilities.

Northern Trust’s Level 1 assets are comprised of available for sale investments in U.S. treasury securities.

Notes to Consolidated Financial Statements (continued)

Level 2 — Observable inputs other than Level 1 prices, such as quoted active market prices for similar assets or liabilities, quoted prices for identical or similar assets in inactive markets, and model-derived valuations in which all significant inputs are observable in active markets.

Northern Trust’s Level 2 assets include available for sale and trading account securities, the fair values of which are determined predominantly by external pricing vendors. Prices received from vendors are compared to other vendor and third-party prices. If a security price obtained from a pricing vendor is determined to exceed pre-determined tolerance levels that are assigned based on an asset type’s characteristics, the exception is researched and, if the price is not able to be validated, an alternate pricing vendor is utilized, consistent with Northern Trust’s pricing source hierarchy. As of March 31, 2015, Northern Trust’s available for sale securities portfolio included 924 Level 2 securities with an aggregate market value of $26.3 billion. All 924 securities were valued by external pricing vendors. As of December 31, 2014, Northern Trust’s available for sale securities portfolio included 881 Level 2 securities with an aggregate market value of $25.0 billion. All 881 securities were valued by external pricing vendors. Trading account securities, which totaled $1.4 million and $4.7 million as of March 31, 2015, and December 31, 2014, respectively, were all valued using external pricing vendors.

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

Northern Trust’s Level 3 assets consist of auction rate securities purchased in 2008 from Northern Trust clients. To estimate the fair value of auction rate securities, for which trading is limited and market prices are generally unavailable, Northern Trust developed and maintains a pricing model that discounts estimated cash flows over their estimated remaining lives. Significant inputs to the model include the contractual terms of the securities, credit risk ratings, discount rates, forward interest rates, credit/liquidity spreads, and Northern Trust’s own assumptions about the estimated remaining lives of the securities. The significant unobservable inputs used in the fair value measurement are Northern Trust’s own assumptions about the estimated remaining lives of the securities and the applicable discount rates. Significant increases (decreases) in the estimated remaining lives or

Notes to Consolidated Financial Statements (continued)

the discount rates in isolation would result in a significantly lower (higher) fair value measurement. Level 3 liabilities at January 1, 2014, consisted of an acquisition-related contingent consideration liability, the fair value of which was determined using an income-based (discounted cash flow) model that incorporated Northern Trust’s own assumptions about business growth rates and applicable discount rates, which represented unobservable inputs to the model. In April 2014, Northern Trust made a payment of $55.3 million to extinguish the contingent consideration liability at the value agreed by the parties.

Northern Trust believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Management of various businesses and departments of Northern Trust (including Corporate Market Risk, Credit Risk Management, Corporate Financial Management, C&IS and Wealth Management) determine the valuation policies and procedures for Level 3 assets and liabilities. Generally, valuation policies are reviewed by management of each business or department. Fair value measurements are performed upon acquisitions of an asset or liability. As necessary, the valuation models are reviewed by management of the appropriate business or department, and adjusted for changes in inputs. Management of each business or department reviews the inputs in order to substantiate the unobservable inputs used in each fair value measurement. When appropriate, management reviews forecasts used in the valuation process in light of other relevant financial projections to understand any variances between current and previous fair value measurements. In certain circumstances, third-party information is used to support the fair value measurements. If certain third-party information seems inconsistent with consensus views, a review of the information is performed by management of the respective business or department to conclude as to the appropriate fair value of the asset or liability.

The following presents the fair values of, and the valuation techniques, significant unobservable inputs and quantitative information used to develop significant unobservable inputs for, Northern Trust’s Level 3 assets as of March 31, 2015.

Table 21: Level 3 Significant Unobservable Inputs

Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	Range of Lives and Rates
Auction Rate Securities	$17.5 million	Discounted Cash Flow	Remaining lives Discount rates	1.2 — 8.6 years 0.1% — 8.4%

Notes to Consolidated Financial Statements (continued)

The following tables present assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, segregated by fair value hierarchy level.

Table 22: Recurring Basis Hierarchy Leveling

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
March 31, 2015
Securities
Available for Sale
U.S. Government	$4,627.4	$—	$—	$—	$4,627.4
Obligations of States and Political Subdivisions	—	4.5	—	—	4.5
Government Sponsored Agency	—	16,634.2	—	—	16,634.2
Non-U.S. Government	—	311.4	—	—	311.4
Corporate Debt	—	3,651.3	—	—	3,651.3
Covered Bonds	—	2,049.3	—	—	2,049.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	—	561.0	—	—	561.0
Residential Mortgage-Backed	—	4.4	—	—	4.4
Other Asset-Backed	—	2,949.3	—	—	2,949.3
Auction Rate	—	—	17.5	—	17.5
Other	—	135.4	—	—	135.4

Total Available for Sale	4,627.4	26,300.8	17.5	—	30,945.7

Trading Account	—	1.4	—	—	1.4

Total Available for Sale and Trading Securities	4,627.4	26,302.2	17.5	—	30,947.1

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	4,798.6	—	—	4,798.6
Interest Rate Contracts	—	272.0	—	—	272.0

Total Derivative Assets	—	5,070.6	—	(2,884.2)	2,186.4

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,714.1	—	—	4,714.1
Interest Rate Swaps	—	148.2	—	—	148.2

Total Derivative Liabilities	$—	$4,862.3	$—	$(3,510.9)	$1,351.4

Note: Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. As of March 31, 2015, derivative assets and liabilities shown above also include reductions of $440.8 million and $1.1 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties.

Notes to Consolidated Financial Statements (continued)

(In Millions)	Level 1	Level 2	Level 3	Netting	Assets/Liabilities at Fair Value
December 31, 2014
Securities
Available for Sale
U.S. Government	$4,506.9	$—	$—	$—	$4,506.9
Obligations of States and Political Subdivisions	—	4.6	—	—	4.6
Government Sponsored Agency	—	16,389.2	—	—	16,389.2
Non-U.S. Government	—	310.4	—	—	310.4
Corporate Debt	—	3,577.7	—	—	3,577.7
Covered Bonds	—	1,907.5	—	—	1,907.5
Supranational and Non-U.S. Agency Bonds	—	360.6	—	—	360.6
Residential Mortgage-Backed	—	6.4	—	—	6.4
Other Asset-Backed	—	2,321.3	—	—	2,321.3
Auction Rate	—	—	18.1	—	18.1
Other	—	155.8	—	—	155.8

Total Available for Sale	4,506.9	25,033.5	18.1	—	29,558.5

Trading Account	—	4.7	—	—	4.7

Total Available for Sale and Trading Securities	4,506.9	25,038.2	18.1	—	29,563.2

Other Assets
Derivative Assets
Foreign Exchange Contracts	—	4,275.2	—	—	4,275.2
Interest Rate Contracts	—	232.3	—	—	232.3

Total Derivative Assets	—	4,507.5	—	(2,257.1)	2,250.4

Other Liabilities
Derivative Liabilities
Foreign Exchange Contracts	—	4,095.5	—	—	4,095.5
Interest Rate Swaps	—	131.8	—	—	131.8

Total Derivative Liabilities	$—	$4,227.3	$—	$(3,173.3)	$1,054.0

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

Notes to Consolidated Financial Statements (continued)

The following tables present the changes in Level 3 assets and liabilities for the three months ended March 31, 2015, and 2014.

Table 23: Changes in Level 3 Assets

Level 3 Assets (In Millions)	Auction Rate Securities
Three Months Ended March 31,	2015	2014
Fair Value at January 1	$18.1	$98.9
Total Gains (Losses):
Included in Earnings	—	—
Included in Other Comprehensive Income (1)	(0.3)	(0.2)
Purchases, Issues, Sales, and Settlements
Sales	—	0.1
Settlements	(0.3)	(0.3)

Fair Value at March 31	$17.5	$98.5

(1)	Unrealized gains (losses) are included in net unrealized gains (losses) on securities available for sale in the consolidated statements of comprehensive income.

Table 24: Changes in Level 3 Liabilities

Level 3 Liabilities (In Millions)	Contingent Consideration
Three Months Ended March 31	2015	2014
Fair Value at January 1	$—	$55.4
Total (Gains) Losses:
Included in Earnings (1)	—	(0.1)
Included in Other Comprehensive Income	—	—
Purchases, Issues, Sales, and Settlements	—	—
Purchases	—	—
Settlements	—	(55.3)

Fair Value at March 31	$—	$—

Unrealized (Gains) Losses Included in Earnings Related to Financial Instruments Held at March 31 (1)	$—	$—

(1)	(Gains) losses are recorded in other operating income (expense) in the consolidated statements of income.

During the three months ended March 31, 2015, and 2014 there were no transfers into or out of Level 3 assets or liabilities.

Carrying values of assets and liabilities that are not measured at fair value on a recurring basis may be adjusted to fair value in periods subsequent to their initial recognition, for example, to record an impairment of an asset. GAAP requires entities to disclose separately these subsequent fair value measurements and to classify them under the fair value hierarchy.

Assets measured at fair value on a nonrecurring basis at March 31, 2015, and 2014, all of which were categorized as Level 3 under the fair value hierarchy, were comprised of impaired loans whose values were based on real estate and other available collateral, and of other real estate owned (OREO) properties. Fair values of real-estate loan collateral were estimated using a market approach typically supported by third-party valuations and property-specific fees and taxes, and were subject to adjustments to reflect management’s judgment as to realizable value. Other loan collateral, which typically consists of accounts receivable, inventory and equipment, is valued using a market approach adjusted for asset-specific characteristics and in limited instances third-party valuations are used. OREO assets are carried at the lower of cost or fair value less estimated costs to sell, with fair value typically based on third-party appraisals.

Notes to Consolidated Financial Statements (continued)

Collateral-based impaired loans and OREO assets that have been adjusted to fair value totaled $23.1 million and $0.3 million, respectively, at March 31, 2015, and $33.3 million and $1.5 million, respectively, at March 31, 2014. Assets measured at fair value on a nonrecurring basis reflect management’s judgment as to realizable value.

The following table provides the fair value of, and the valuation technique, significant unobservable inputs and quantitative information used to develop the significant unobservable inputs for, Northern Trust’s Level 3 assets that were measured at fair value on a nonrecurring basis as of March 31, 2015.

Table 25: Level 3 Nonrecurring Basis Significant Unobservable Inputs

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Discounts Applied
Loans	$23.1 million	Market Approach	Discount to reflect realizable value	15% — 25%
OREO	$0.3 million	Market Approach	Discount to reflect realizable value	15% — 20%

Fair Value of Financial Instruments. GAAP requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate fair value. It excludes from this requirement nonfinancial assets and liabilities, as well as a wide range of franchise, relationship and intangible values that add value to Northern Trust. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of Northern Trust. Financial instruments recorded at fair value in Northern Trust’s consolidated balance sheets are discussed above. The following methods and assumptions were used in estimating the fair values of financial instruments that are not carried at fair value.

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

Financial Instruments Valued at Carrying Value. Due to their short maturity, the carrying values of certain financial instruments approximated their fair values. These financial instruments include: cash and due from banks; federal funds sold and securities purchased under agreements to resell; interest-bearing deposits with banks; Federal Reserve deposits; client security settlement receivables; non-U.S. offices interest-bearing deposits; federal funds purchased; securities sold under agreements to repurchase; and other borrowings (includes term federal funds purchased and other short-term borrowings). The fair values of demand, noninterest-bearing, savings, and money market deposits represent the amounts payable on demand as of the reporting date, although such deposits are typically priced at a premium in banking industry consolidations.

Notes to Consolidated Financial Statements (continued)

The following tables summarize the fair values of all financial instruments.

Table 26: Fair Value of Financial Instruments

(In Millions)	March 31, 2015
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$4,074.8	$4,074.8	$4,074.8	$—	$—
Federal Funds Sold and Resell Agreements	1,113.9	1,113.9	—	1,113.9	—
Interest-Bearing Deposits with Banks	15,432.3	15,432.3	—	15,432.3	—
Federal Reserve Deposits	8,804.2	8,804.2	—	8,804.2	—
Securities
Available for Sale (1)	30,945.7	30,945.7	4,627.4	26,300.8	17.5
Held to Maturity	5,655.8	5,665.0	—	5,665.0	—
Trading Account	1.4	1.4	—	1.4	—
Loans (excluding Leases)
Held for Investment	31,503.8	31,747.7	—	—	31,747.7
Client Security Settlement Receivables	2,219.3	2,219.3	—	2,219.3	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	207.5	207.5	—	207.5	—
Community Development Investments	198.4	198.7	—	198.7	—
Employee Benefit and Deferred Compensation	162.1	165.5	113.9	51.6	—

Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$39,016.4	$39,016.4	$39,016.4	$—	$—
Savings Certificates and Other Time	1,777.9	1,783.1	—	1,783.1	—
Non U.S. Offices Interest-Bearing	45,942.2	45,942.2	—	45,942.2	—
Federal Funds Purchased	410.7	410.7	—	410.7	—
Securities Sold under Agreements to Repurchase	613.2	613.2	—	613.2	—
Other Borrowings	2,874.1	2,875.7	—	2,875.7	—
Senior Notes	1,497.1	1,566.9	—	1,566.9	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,368.6	1,374.9	—	1,374.9	—
Floating Rate Capital Debt	277.2	241.4	—	241.4	—
Other Liabilities
Standby Letters of Credit	58.3	58.3	—	—	58.3
Loan Commitments	26.8	26.8	—	—	26.8

Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$67.4	$67.4	$—	$67.4	$—
Liabilities	27.7	27.7	—	27.7	—
Interest Rate Contracts
Assets	148.9	148.9	—	148.9	—
Liabilities	28.9	28.9	—	28.9	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,731.2	4,731.2	—	4,731.2	—
Liabilities	4,686.4	4,686.4	—	4,686.4	—
Interest Rate Contracts
Assets	123.1	123.1	—	123.1	—
Liabilities	119.3	119.3	—	119.3	—

(1)	Refer to the table located on page 31 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

(In Millions)	December 31, 2014
	Book Value	Total Fair Value	Fair Value
			Level 1	Level 2	Level 3
Assets
Cash and Due from Banks	$3,050.6	$3,050.6	$3,050.6	$—	$—
Federal Funds Sold and Resell Agreements	1,062.7	1,062.7	—	1,062.7	—
Interest-Bearing Deposits with Banks	14,928.3	14,928.3	—	14,928.3	—
Federal Reserve Deposits	17,386.3	17,386.3	—	17,386.3	—
Securities
Available for Sale (1)	29,558.5	29,558.5	4,506.9	25,033.5	18.1
Held to Maturity	4,170.8	4,176.1	—	4,176.1	—
Trading Account	4.7	4.7	—	4.7	—
Loans (excluding Leases)
Held for Investment	30,458.0	30,600.4	—	—	30,600.4
Held for Sale	2.5	2.5	—	—	2.5
Client Security Settlement Receivables	1,568.8	1,568.8	—	1,568.8	—
Other Assets
Federal Reserve and Federal Home Loan Bank Stock	207.5	207.5	—	207.5	—
Community Development Investments	209.9	210.8	—	210.8	—
Employee Benefit and Deferred Compensation	143.2	146.7	96.7	50.0	—

Liabilities
Deposits
Demand, Noninterest-Bearing, Savings and Money Market	$41,454.6	$41,454.6	$41,454.6	$—	$—
Savings Certificates and Other Time	1,757.4	1,757.4	—	1,757.4	—
Non U.S. Offices Interest-Bearing	47,545.0	47,545.0	—	47,545.0	—
Federal Funds Purchased	932.9	932.9	—	932.9	—
Securities Sold under Agreements to Repurchase	885.1	885.1	—	885.1	—
Other Borrowings	1,685.2	1,686.2	—	1,686.2	—
Senior Notes	1,497.0	1,541.8	—	1,541.8	—
Long Term Debt (excluding Leases)
Subordinated Debt	1,583.3	1,583.3	—	1,583.3	—
Floating Rate Capital Debt	277.1	242.8	—	242.8	—
Other Liabilities
Standby Letters of Credit	60.1	60.1	—	—	60.1
Loan Commitments	28.3	28.3	—	—	28.3

Derivative Instruments
Asset/Liability Management
Foreign Exchange Contracts
Assets	$125.7	$125.7	$—	$125.7	$—
Liabilities	23.5	23.5	—	23.5	—
Interest Rate Contracts
Assets	126.8	126.8	—	126.8	—
Liabilities	30.5	30.5	—	30.5	—
Client-Related and Trading
Foreign Exchange Contracts
Assets	4,149.5	4,149.5	—	4,149.5	—
Liabilities	4,072.0	4,072.0	—	4,072.0	—
Interest Rate Contracts
Assets	105.5	105.5	—	105.5	—
Liabilities	101.3	101.3	—	101.3	—

(1)	Refer to the table located on page 32 for the disaggregation of available for sale securities.

Notes to Consolidated Financial Statements (continued)

4. Securities — The following tables provide the amortized cost and fair values of securities at March 31, 2015, and December 31, 2014.

Table 27: Reconciliation of Amortized Cost to Fair Value of Securities Available for Sale

Securities Available for Sale	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$4,593.9	$33.5	$—	$4,627.4
Obligations of States and Political Subdivisions	4.5	—	—	4.5
Government Sponsored Agency	16,536.9	107.6	10.3	16,634.2
Non-U.S. Government	310.5	0.9	—	311.4
Corporate Debt	3,661.5	6.7	16.9	3,651.3
Covered Bonds	2,040.5	8.8	—	2,049.3
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	560.0	1.4	0.4	561.0
Residential Mortgage-Backed	4.9	—	0.5	4.4
Other Asset-Backed	2,948.7	1.1	0.5	2,949.3
Auction Rate	18.1	0.5	1.1	17.5
Other	135.1	0.3	—	135.4

Total	$30,814.6	$160.8	$29.7	$30,945.7

Securities Available for Sale	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
U.S. Government	$4,493.5	$15.1	$1.7	$4,506.9
Obligations of States and Political Subdivisions	4.5	0.1	—	4.6
Government Sponsored Agency	16,326.4	82.3	19.5	16,389.2
Non-U.S. Government	309.5	0.9	—	310.4
Corporate Debt	3,617.5	1.8	41.6	3,577.7
Covered Bonds	1,899.9	7.9	0.3	1,907.5
Supranational and Non-U.S. Agency Bonds	360.0	1.5	0.9	360.6
Residential Mortgage-Backed	6.9	—	0.5	6.4
Other Asset-Backed	2,321.8	0.5	1.0	2,321.3
Auction Rate	18.4	0.5	0.8	18.1
Other	155.7	0.3	0.2	155.8

Total	$29,514.1	$110.9	$66.5	$29,558.5

Table 28: Reconciliation of Amortized Cost to Fair Value of Securities Held to Maturity

Securities Held to Maturity	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$112.6	$7.0	$—	$119.6
Government Sponsored Agency	15.5	1.0	—	16.5
Non-U.S. Government	1,104.3	8.0	—	1,112.3
Certificates of Deposit	2,575.7	0.2	0.3	2,575.6
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	1,769.7	12.5	0.2	1,782.0
Other	78.0	—	19.0	59.0

Total	$5,655.8	$28.7	$19.5	$5,665.0

Notes to Consolidated Financial Statements (continued)

Securities Held to Maturity	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
(In Millions)		Gains	Losses
Obligations of States and Political Subdivisions	$121.9	$7.4	$—	$129.3
Government Sponsored Agency	18.4	1.1	—	19.5
Non-U.S. Government	1,281.6	6.6	0.4	1,287.8
Certificates of Deposit	924.3	0.1	0.1	924.3
Supranational and Non-U.S. Agency Bonds	1,745.8	10.9	0.5	1,756.2
Other	78.8	0.3	20.1	59.0

Total	$4,170.8	$26.4	$21.1	$4,176.1

Securities held to maturity consist of debt securities that management intends to, and Northern Trust has the ability to, hold until maturity.

The following table provides the remaining maturity of securities as of March 31, 2015.

Table 29: Remaining Maturity of Securities Available for Sale and Held to Maturity

	March 31, 2015
(In Millions)	Amortized Cost	Fair Value
Available for Sale
Due in One Year or Less	$7,702.6	$7,731.3
Due After One Year Through Five Years	18,210.8	18,295.1
Due After Five Years Through Ten Years	3,650.7	3,659.6
Due After Ten Years	1,250.5	1,259.7

Total	30,814.6	30,945.7

Held to Maturity
Due in One Year or Less	3,219.3	3,220.7
Due After One Year Through Five Years	2,374.5	2,397.5
Due After Five Years Through Ten Years	21.4	19.4
Due After Ten Years	40.6	27.4

Total	$5,655.8	$5,665.0

Note: Mortgage-backed and asset-backed securities are included in the above table taking into account anticipated future prepayments.

Investment Security Gains and Losses. Net investment security gains of $0.1 million were recognized in the three months ended March 31, 2015, representing net realized gains from the sale of securities. Net investment security losses of $4.0 million were recognized in the three months ended March 31, 2014, and included $3.9 million of charges related to the OTTI of certain Community Reinvestment Act (CRA) eligible held to maturity securities. For the three months ended March 31, 2015, proceeds of $102.0 million were received from the sale of securities, resulting in gross realized gains of $0.1 million. For the three months ended March 31, 2014, proceeds of $199.7 million were received from the sale of securities, resulting in gross realized gains and losses of $0.3 million and $0.4 million, respectively.

Notes to Consolidated Financial Statements (continued)

Securities with Unrealized Losses. The following tables provide information regarding securities that had been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of March 31, 2015, and December 31, 2014.

Table 30: Securities with Unrealized Losses

Securities with Unrealized Losses as of March 31, 2015	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government Sponsored Agency	$1,946.0	$3.9	$1,091.7	$6.4	$3,037.7	$10.3
Corporate Debt	391.4	0.6	1,217.8	16.3	1,609.2	16.9
Sub-Sovereign, Supranational and Non-U.S. Agency Bonds	149.8	0.2	170.7	0.4	320.5	0.6
Residential Mortgage-Backed	—	—	4.4	0.5	4.4	0.5
Other Asset-Backed	1,071.1	0.5	—	—	1,071.1	0.5
Certificates of Deposit	1,395.3	0.3	—	—	1,395.3	0.3
Auction Rate	1.4	0.2	5.5	0.9	6.9	1.1
Other	17.7	10.8	48.3	8.2	66.0	19.0

Total	$4,972.7	$16.5	$2,538.4	$32.7	$7,511.1	$49.2

Securities with Unrealized Losses as of December 31, 2014	Less than 12 Months		12 Months or Longer		Total
(In Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government	$998.2	$1.7	$—	$—	$998.2	$1.7
Government Sponsored Agency	2,344.9	6.6	1,730.0	12.9	4,074.9	19.5
Non-U.S. Government	292.9	0.4	—	—	292.9	0.4
Corporate Debt	1,244.5	3.9	1,338.8	37.7	2,583.3	41.6
Covered Bonds	142.3	0.2	10.0	0.1	152.3	0.3
Supranational and Non-U.S. Agency Bonds	313.2	0.3	175.5	1.1	488.7	1.4
Residential Mortgage-Backed	—	—	4.5	0.5	4.5	0.5
Other Asset-Backed	1,297.6	1.0	—	—	1,297.6	1.0
Certificates of Deposit	438.6	0.1	—	—	438.6	0.1
Auction Rate	2.4	0.2	4.7	0.6	7.1	0.8
Other	27.1	12.1	45.6	8.2	72.7	20.3

Total	$7,101.7	$26.5	$3,309.1	$61.1	$10,410.8	$87.6

As of March 31, 2015, 391 securities with a combined fair value of $7.5 billion were in an unrealized loss position, with their unrealized losses totaling $49.2 million. Unrealized losses of $16.9 million within corporate debt securities primarily reflected higher market rates since purchase; 39% of the corporate debt portfolio is backed by guarantees provided by U.S. and non-U.S. governmental entities. Unrealized losses of $10.3 million related to government sponsored agency securities were primarily attributable to changes in market rates since their purchase.

Unrealized losses on residential mortgage-backed securities totaling $0.5 million reflected the impact of wider credit and liquidity spreads on the valuations of one residential mortgage-backed security since purchase, with it having been in an unrealized loss position for more than 12 months. Securities classified as “other asset-backed” had average lives less than 5 years, and 100% were rated triple-A.

The majority of the $19.0 million of unrealized losses in securities classified as “other” at March 31, 2015, related to securities primarily purchased at a premium or par by Northern Trust for compliance with the CRA.

Notes to Consolidated Financial Statements (continued)

Unrealized losses on these CRA-related securities were attributable to yields that are below market rates for the purpose of supporting institutions and programs that benefit low- to moderate- income communities within Northern Trust’s market area. Unrealized losses of $1.1 million related to auction rate securities primarily reflected reduced market liquidity as a majority of auctions continued to fail preventing holders from liquidating their investments at par. The remaining unrealized losses on Northern Trust’s securities portfolio as of March 31, 2015, were attributable to changes in overall market interest rates, increased credit spreads or reduced market liquidity. As of March 31, 2015, Northern Trust did not intend to sell any investment in an unrealized loss position and it was not more likely than not that Northern Trust would be required to sell any such investment before the recovery of its amortized cost basis, which may be maturity.

Security impairment reviews are conducted quarterly to identify and evaluate securities that have indications of possible OTTI. A determination as to whether a security’s decline in market value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors Northern Trust considers in determining whether impairment is other-than-temporary include, but are not limited to: the length of time the security has been impaired; the severity of the impairment; the cause of the impairment and the financial condition and near-term prospects of the issuer; activity in the market of the issuer which may indicate adverse credit conditions; Northern Trust’s intent regarding the sale of the security as of the balance sheet date; and the likelihood that it will not be required to sell the security for a period of time sufficient to allow for the recovery of the security’s amortized cost basis. For each security meeting the requirements of Northern Trust’s internal screening process, an extensive review is conducted to determine if OTTI has occurred.

While all securities are considered, the process for identifying credit impairment within CRA-eligible mortgage-backed securities, the security type for which Northern Trust recognized all of the OTTI in 2014, incorporates an expected loss approach using discounted cash flows on the underlying collateral pools. To evaluate whether an unrealized loss on CRA-eligible mortgage-backed securities is other-than-temporary, a calculation of the security’s present value is made using current pool data, the current delinquency pipeline, default rates and loan loss severities based on the historical performance of like collateral, and Northern Trust’s outlook for the housing market and the overall economy. If the present value of the collateral pools was found to be less than the current amortized cost of the security, a credit-related OTTI loss would be recorded in earnings equal to the difference between the two amounts.

Impairments of CRA-eligible mortgage-backed securities are influenced by a number of factors, including but not limited to, U.S. economic and housing market performance, pool credit enhancement level, year of origination and estimated credit quality of the collateral. The factors used in estimating losses related to CRA-eligible mortgage-backed securities vary by vintage of loan origination and collateral quality.

As of March 31, 2015, impairment estimates for CRA-eligible mortgage-backed securities were developed using default and loss severity rates sourced from industry mortgage data. Ultimate recovery value of the securities was determined by applying default and severity rates against remaining collateral balances in the pools. An expected loss amount was calculated by applying loss severity rates on defaulted amounts. Lastly, book values were compared against collateral values net of expected losses in order to determine OTTI.

There were no OTTI losses recognized in the three months ended March 31, 2015. There were $3.9 million of OTTI losses recognized during the three months ended March 31, 2014, related to CRA-eligible mortgage-backed securities.

Notes to Consolidated Financial Statements (continued)

Credit Losses on Debt Securities. The table below provides information regarding total other-than-temporarily-impaired securities, including noncredit-related amounts recognized in other comprehensive income and net impairment losses recognized in earnings, for the three months ended March 31, 2015, and 2014.

Table 31: Net Impairment Losses Recognized in Earnings

	Three Months Ended March 31,
(In Millions)	2015	2014
Changes in OTTI Losses*	$—	$(4.6)
Noncredit-related Losses Recorded in / (Reclassified from) OCI**	—	0.7

Net Impairment Losses Recognized in Earnings	$—	$(3.9)

*	For initial OTTI in the applicable period, the balance includes the excess of the amortized cost over the fair value of the impaired securities. For subsequent impairments of the same security, the balance includes any additional changes in fair value of the security subsequent to its most recently recorded OTTI.
**	For initial OTTI in the applicable period, the balance includes the portion of the excess of amortized cost over the fair value of the impaired securities that was recorded in other comprehensive income (OCI). For subsequent impairments of the same security, the balance includes additional changes in OCI for that security subsequent to its most recently recorded OTTI.

Provided in the table below are the cumulative credit-related losses recognized in earnings on debt securities other-than-temporarily impaired.

Table 32: Cumulative Credit-Related Losses on Securities

	Three Months Ended March 31,
(In Millions)	2015	2014
Cumulative Credit-Related Losses on Securities Held — Beginning of Period	$5.2	$8.8
Plus: Losses on Newly Identified Impairments	—	1.8
Additional Losses on Previously Identified Impairments	—	2.1
Less: Current and Prior Period Losses on Securities Sold During the Period	—	—

Cumulative Credit-Related Losses on Securities Held — End of Period	$5.2	$12.7

Notes to Consolidated Financial Statements (continued)

5. Loans and Leases — Amounts outstanding for loans and leases, by segment and class, are shown below.

Table 33: Loans and Leases

(In Millions)	March 31, 2015	December 31, 2014
Commercial
Commercial and Institutional	$9,030.2	$8,381.9
Commercial Real Estate	3,500.9	3,333.3
Lease Financing, net	870.6	916.3
Non-U.S.	1,661.6	1,530.6
Other	428.0	191.5

Total Commercial	15,491.3	14,353.6

Personal
Residential Real Estate	9,440.2	9,782.6
Private Client	7,615.8	7,466.9
Other	82.9	37.1

Total Personal	17,138.9	17,286.6

Total Loans and Leases	32,630.2	31,640.2

Allowance for Credit Losses Assigned to Loans and Leases	(259.0)	(267.0)

Net Loans and Leases	$32,371.2	$31,373.2

Residential real estate loans consist of traditional first lien mortgages and equity credit lines that generally require a loan-to-collateral value of no more than 65% to 80% at inception. Northern Trust’s equity credit line products generally have draw periods of up to 10 years and a balloon payment of any outstanding balance is due at maturity. Payments are interest only with variable interest rates. Northern Trust does not offer equity credit lines that include an option to convert the outstanding balance to an amortizing payment loan. As of March 31, 2015, and December 31, 2014, equity credit lines totaled $1.7 billion and $1.8 billion, respectively, and equity credit lines for which first liens were held by Northern Trust represented 89% of the total equity credit lines as of each of those dates.

Included within the non-U.S., commercial-other and personal-other classes are short-duration advances primarily related to the processing of custodied client investments, that totaled $1.7 billion at March 31, 2015, and $1.5 billion at December 31, 2014. Demand deposits reclassified as loan balances totaled $77.6 million and $92.1 million at March 31, 2015, and December 31, 2014, respectively. There were no loans classified as held for sale at March 31, 2015. Loans classified as held for sale totaled $2.5 million at December 31, 2014.

Credit Quality Indicators. Credit quality indicators are statistics, measurements or other metrics that provide information regarding the relative credit risk of loans and leases. Northern Trust utilizes a variety of credit quality indicators to assess the credit risk of loans and leases at the segment, class and individual credit exposure levels.

As part of its credit process, Northern Trust utilizes an internal borrower risk rating system to support identification, approval and monitoring of credit risk. Borrower risk ratings are used in credit underwriting, management reporting and the calculation of credit loss allowances and economic capital.

Notes to Consolidated Financial Statements (continued)

Risk ratings are used for ranking the credit risk of borrowers and the probability of their default. Each borrower is rated using one of a number of ratings models or other subjective assessment methodologies, which consider both quantitative and qualitative factors. The ratings models vary among classes of loans and leases in order to capture the unique risk characteristics inherent within each particular type of credit exposure. Provided below are the more significant performance indicator attributes considered within Northern Trust’s borrower rating models, by loan and lease class.

•	Commercial and Institutional: leverage, profit margin, liquidity, asset size and capital levels;

•	Commercial Real Estate: debt service coverage, loan-to-value ratio, leasing status and guarantor support;

•	Lease Financing and Commercial-Other: leverage, profit margin, liquidity, asset size and capital levels;

•	Non-U.S.: leverage, profit margin, liquidity, return on assets and capital levels;

•	Residential Real Estate: payment history, credit bureau scores and loan-to-value ratio;

•	Private Client: cash-flow-to-debt and net worth ratios, leverage and liquidity; and

•	Personal-Other: cash-flow-to-debt and net worth ratios.

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

Loan and lease segment and class balances as of March 31, 2015, and December 31, 2014, are provided below, segregated by borrower ratings into “1 to 3,” “4 to 5” and “6 to 9” (watch list), categories.

Table 34: Borrower Ratings

	March 31, 2015				December 31, 2014
(In Millions)	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total	1 to 3 Category	4 to 5 Category	6 to 9 Category (Watch List)	Total
Commercial
Commercial and Institutional	$5,628.3	$3,314.9	$87.0	$9,030.2	$5,340.9	$2,947.3	$93.7	$8,381.9
Commercial Real Estate	1,452.5	1,949.9	98.5	3,500.9	1,371.7	1,861.8	99.8	3,333.3
Lease Financing, net	510.6	324.0	36.0	870.6	552.5	360.3	3.5	916.3
Non-U.S.	513.8	1,147.6	0.2	1,661.6	636.8	892.9	0.9	1,530.6
Other	353.0	75.0	—	428.0	108.1	83.4	—	191.5

Total Commercial	8,458.2	6,811.4	221.7	15,491.3	8,010.0	6,145.7	197.9	14,353.6

Personal
Residential Real Estate	2,734.2	6,304.9	401.1	9,440.2	3,148.0	6,207.0	427.6	9,782.6
Private Client	4,907.1	2,699.4	9.3	7,615.8	5,143.8	2,311.7	11.4	7,466.9
Other	68.5	14.4	—	82.9	21.1	16.0	—	37.1

Total Personal	7,709.8	9,018.7	410.4	17,138.9	8,312.9	8,534.7	439.0	17,286.6

Total Loans and Leases	$16,168.0	$15,830.1	$632.1	$32,630.2	$16,322.9	$14,680.4	$636.9	$31,640.2

Loans and leases in the “1 to 3” category are expected to exhibit minimal to modest probabilities of default and are characterized by borrowers having the strongest financial qualities, including above average financial flexibility, cash flows and capital levels. Borrowers assigned these ratings are anticipated to experience very little

Notes to Consolidated Financial Statements (continued)

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

Loans and leases in the watch list category have elevated credit risk profiles that are monitored through internal watch lists, and consist of credits with borrower ratings of “6 to 9.” These credits, which include all nonperforming credits, are expected to exhibit minimally acceptable probabilities of default, elevated risk of default, or are currently in default. Borrowers associated with these risk profiles that are not currently in default have limited financial flexibility. Cash flows and capital levels range from acceptable to potentially insufficient to meet current requirements, particularly in adverse down cycle scenarios. As a result of these characteristics, borrowers in this category exhibit an elevated to probable likelihood of loss.

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

Past due status is based on how long since the contractual due date a principal or interest payment has been past due. For disclosure purposes, loans that are 29 days past due or less are reported as current. The following tables provide balances and delinquency status of performing and nonperforming loans and leases by segment and class, as well as the total OREO and nonperforming asset balances, as of March 31, 2015, and December 31, 2014.

Notes to Consolidated Financial Statements (continued)

Table 35: Delinquency Status

March 31, 2015
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,980.4	$21.2	$4.6	$3.1	$9,009.3	$20.9	$9,030.2
Commercial Real Estate	3,442.9	10.2	4.8	3.1	3,461.0	39.9	3,500.9
Lease Financing, net	870.6	—	—	—	870.6	—	870.6
Non-U.S.	1,661.6	—	—	—	1,661.6	—	1,661.6
Other	428.0	—	—	—	428.0	—	428.0

Total Commercial	15,383.5	31.4	9.4	6.2	15,430.5	60.8	15,491.3

Personal
Residential Real Estate	9,240.2	37.5	2.6	2.2	9,282.5	157.7	9,440.2
Private Client	7,573.7	32.8	7.2	1.0	7,614.7	1.1	7,615.8
Other	82.9	—	—	—	82.9	—	82.9

Total Personal	16,896.8	70.3	9.8	3.2	16,980.1	158.8	17,138.9

Total Loans and Leases	$32,280.3	$101.7	$19.2	$9.4	$32,410.6	$219.6	$32,630.2

				Other Real Estate Owned		8.5

				Total Nonperforming Assets		$228.1

December 31, 2014
(In Millions)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Performing	Nonperforming	Total Loans and Leases
Commercial
Commercial and Institutional	$8,340.5	$14.5	$4.0	$7.9	$8,366.9	$15.0	$8,381.9
Commercial Real Estate	3,274.3	9.6	9.8	2.5	3,296.2	37.1	3,333.3
Lease Financing, net	916.3	—	—	—	916.3	—	916.3
Non-U.S.	1,530.6	—	—	—	1,530.6	—	1,530.6
Other	191.5	—	—	—	191.5	—	191.5

Total Commercial	14,253.2	24.1	13.8	10.4	14,301.5	52.1	14,353.6

Personal
Residential Real Estate	9,556.3	49.5	9.9	4.5	9,620.2	162.4	9,782.6
Private Client	7,396.0	56.0	5.9	7.8	7,465.7	1.2	7,466.9
Other	37.1	—	—	—	37.1	—	37.1

Total Personal	16,989.4	105.5	15.8	12.3	17,123.0	163.6	17,286.6

Total Loans and Leases	$31,242.6	$129.6	$29.6	$22.7	$31,424.5	$215.7	$31,640.2

				Other Real Estate Owned		16.6

				Total Nonperforming Assets		$232.3

Impaired Loans. A loan is considered to be impaired when, based on current information and events, management determines that it is probable that Northern Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are identified through ongoing credit management and risk rating processes, including the formal review of past due and watch list credits. Payment performance and delinquency status are critical factors in identifying impairment for all loans and leases, particularly those within the residential real estate, private client and personal-other classes. Other key factors considered in identifying impairment of loans and leases within the commercial and institutional, non-U.S., lease financing and commercial-other classes relate to the borrower’s ability to perform under the terms of the

Notes to Consolidated Financial Statements (continued)

obligation as measured through the assessment of future cash flows, including consideration of collateral value, market value and other factors. A loan is also considered to be impaired if its terms have been modified as a concession resulting from the debtor’s financial difficulties, referred to as a troubled debt restructuring (TDR) and discussed in further detail below. Impairment is measured based upon the loan’s market price, the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, based on the certainty of loss, either a specific allowance is established or a charge-off is recorded for the difference. Smaller balance (individually less than $250,000) homogeneous loans are collectively evaluated for impairment and excluded from impaired loan disclosures as allowed under applicable accounting standards. Northern Trust’s accounting policies for impaired loans is consistent across all classes of loans and leases.

The following tables provide information related to impaired loans by segment and class.

Table 36: Information about Impaired Loans as of the Period End

	As of March 31, 2015			As of December 31, 2014
(In Millions)	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Recorded Investment	Unpaid Principal Balance	Specific Allowance
With No Related Specific Allowance
Commercial and Institutional	$7.9	$9.9	$—	$9.0	$12.0	$—
Commercial Real Estate	49.1	54.1	—	47.0	52.4	—
Lease Financing, net	3.4	3.4	—	4.2	4.2	—
Residential Real Estate	153.1	198.7	—	160.9	204.8	—
Private Client	0.2	0.2	—	0.2	0.5	—
With a Related Specific Allowance
Commercial and Institutional	12.5	9.9	4.0	6.5	6.6	2.9
Commercial Real Estate	12.4	18.7	2.8	12.2	18.3	2.9
Residential Real Estate	5.8	6.0	1.2	1.4	1.4	0.4
Private Client	0.8	0.8	0.4	0.8	0.8	0.4
Total
Commercial	85.3	96.0	6.8	78.9	93.5	5.8
Personal	159.9	205.7	1.6	163.3	207.5	0.8

Total	$245.2	$301.7	$8.4	$242.2	$301.0	$6.6

Notes to Consolidated Financial Statements (continued)

Table 37: Information about Impaired Loans for the Period

	Three Months Ended March 31,
	2015		2014
(In Millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Specific Allowance
Commercial and Institutional	$9.2	$—	$11.4	$—
Commercial Real Estate	48.5	0.2	44.8	0.3
Lease Financing, net	3.4	0.1	4.4	0.1
Residential Real Estate	161.3	0.3	189.2	0.6
Private Client	0.2	—	0.7	—
With a Related Specific Allowance
Commercial and Institutional	8.5	—	10.0	—
Commercial Real Estate	12.2	—	26.4	—
Residential Real Estate	2.8	—	7.1	—
Private Client	0.8	—	0.1	—
Total
Commercial	81.8	0.3	97.0	0.4
Personal	165.1	0.3	197.1	0.6

Total	$246.9	$0.6	$294.1	$1.0

Note: Average recorded investment in impaired loans is calculated as the average of the month-end impaired loan balances for the period.

Interest income that would have been recorded for nonperforming loans in accordance with their original terms was $2.1 million and $2.5 million, respectively, for the three months ended March 31, 2015, and 2014.

There were $2.3 million and $2.4 million of aggregate undrawn loan commitments and standby letters of credit at March 31, 2015, and December 31, 2014, respectively, issued to borrowers whose loans were classified as nonperforming or impaired.

Troubled Debt Restructurings (TDRs). Included within impaired loans were $85.9 million and $82.7 million of nonperforming TDRs, and $63.0 million and $68.6 million of performing TDRs as of March 31, 2015, and December 31, 2014, respectively. All TDRs are reported as impaired loans in the calendar year of their restructuring. In subsequent years, a TDR may cease being reported as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six-month performance requirement; however, it will remain reported as impaired.

Notes to Consolidated Financial Statements (continued)

The following tables provide, by segment and class, the number of loans and leases modified in TDRs during the three-month periods ended March 31, 2015, and 2014, and the recorded investments and unpaid principal balances as of March 31, 2015, and 2014.

Table 38: Troubled Debt Restructurings

($ In Millions)	Three Months Ended March 31, 2015
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial and Institutional	1	$0.1	$0.1
Commercial Real Estate	1	0.7	0.7

Total Commercial	2	0.8	0.8

Personal
Residential Real Estate	57	7.1	10.2

Total Personal	57	7.1	10.2

Total Loans and Leases	59	$7.9	$11.0

Note: Period-end balances reflect all paydowns and charge-offs during the period.

($ In Millions)	Three Months Ended March 31, 2014
	Number of Loans and Leases	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial Real Estate	1	$0.7	$0.7

Total Commercial	1	0.7	0.7

Personal
Residential Real Estate	34	3.5	3.8
Private Client	1	—	—

Total Personal	35	3.5	3.8

Total Loans and Leases	36	$4.2	$4.5

Note: Period-end balances reflect all paydowns and charge-offs during the period.

TDR modifications involve interest rate concessions, extensions of term, deferrals of principal and other modifications. Other modifications typically reflect other nonstandard terms which Northern Trust would not offer in non-troubled situations.

During the three months ended March 31, 2015, the TDR modification of the loan within commercial and institutional was an other modification and the loan within commercial real estate had modifications of deferred principal and extension of term. The majority of the TDR modifications within residential real estate were interest rate concessions, extensions of term or deferred principal. During the three months ended March 31, 2014, TDR modifications of loans within the commercial real estate, residential real estate, and private client classes were extensions of term.

There were 4 residential real estate loans modified as TDRs in the 12 months ended December 31, 2014 which subsequently became nonperforming during the three months ended March 31, 2015. The total recorded

Notes to Consolidated Financial Statements (continued)

investment and unpaid principal balance for these loans was approximately $0.7 million as of March 31, 2015. There were no loans or leases modified as TDRs in the 12 months ended December 31, 2013, which subsequently became nonperforming during the three months ended March 31, 2014.

All loans and leases modified in troubled debt restructurings are evaluated for impairment. The nature and extent of impairment of TDRs, including those that have experienced a subsequent default, is considered in the determination of an appropriate level of allowance for credit losses.

Northern Trust may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure on an in-substance repossession. As of March 31, 2015, Northern Trust held foreclosed residential real estate properties with a carrying value of $5.7 million as a result of obtaining physical possession. In addition, as of March 31, 2015, Northern Trust had consumer loans with a carrying value of $29.3 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Notes to Consolidated Financial Statements (continued)

The following tables provide information regarding changes in the total allowance for credit losses by segment during the three months ended March 31, 2015, and 2014.

Table 39: Changes in the Allowance for Credit Losses

	2015			2014
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Balance at Beginning of Period	$169.7	$126.2	$295.9	$168.0	$139.9	$307.9
Charge-Offs	(2.7)	(4.8)	(7.5)	(4.2)	(7.3)	(11.5)
Recoveries	1.7	1.2	2.9	8.5	1.5	10.0

Net (Charge-Offs) Recoveries	(1.0)	(3.6)	(4.6)	4.3	(5.8)	(1.5)
Provision for Credit Losses	(4.3)	(0.2)	(4.5)	0.8	2.2	3.0
Effect of Foreign Exchange Rates	(0.1)	—	(0.1)	—	—	—

Balance at End of Period	$164.3	$122.4	$286.7	$173.1	$136.3	$309.4

The following table provides information regarding the balances of the recorded investments in loans and leases and the allowance for credit losses by segment as of March 31, 2015, and December 31, 2014.

Table 40: Information about the Recorded Investments in Loans and Leases

	March 31, 2015			December 31, 2014
(In Millions)	Commercial	Personal	Total	Commercial	Personal	Total
Loans and Leases
Specifically Evaluated for Impairment	$85.3	$159.9	$245.2	$78.9	$163.3	$242.2
Evaluated for Inherent Impairment	15,406.0	16,979.0	32,385.0	14,274.7	17,123.3	31,398.0

Total Loans and Leases	15,491.3	17,138.9	32,630.2	14,353.6	17,286.6	31,640.2

Allowance for Loans and Leases
Specifically Evaluated for Impairment	6.8	1.6	8.4	5.8	0.8	6.6
Evaluated for Inherent Impairment	132.7	117.9	250.6	138.0	122.4	260.4

Allowance Assigned to Loans and Leases	139.5	119.5	259.0	143.8	123.2	267.0

Allowance for Unfunded Exposures
Commitments and Standby Letters of Credit	24.8	2.9	27.7	25.9	3.0	28.9

Total Allowance for Credit Losses	$164.3	$122.4	$286.7	$169.7	$126.2	$295.9

7. Pledged Assets — Certain of Northern Trust’s subsidiaries, as required or permitted by law, pledge assets to secure public and trust deposits, repurchase agreements and Federal Home Loan Bank borrowings, as well as for other purposes, including support for securities settlement, primarily related to client activities, and for potential Federal Reserve Bank discount window borrowings. As of March 31, 2015, securities and loans totaling $33.2 billion ($23.9 billion of government-sponsored agency and other securities, $113.0 million of obligations of states and political subdivisions and $9.2 billion of loans) were pledged. This compares to $32.3 billion ($23.1 billion of government-sponsored agency and other securities, $122.9 million of obligations of states and political subdivisions and $9.1 billion of loans) at December 31, 2014. Collateral required for these purposes totaled $5.6 billion and $5.9 billion at March 31, 2015, and December 31, 2014, respectively. Included in the total pledged assets at March 31, 2015, and December 31, 2014, were available for sale securities with a total fair value of $611.4 million and $884.8 million, respectively, which were pledged as collateral for agreements to repurchase securities sold transactions. The secured parties to these transactions have the right to repledge or sell these securities.

Notes to Consolidated Financial Statements (continued)

Northern Trust is not permitted, by contract or custom, to repledge or sell collateral from agreements to resell securities purchased transactions. The total fair value of accepted collateral was $1.0 billion as of each of March 31, 2015 and December 31, 2014. There was no repledged or sold collateral at March 31, 2015 or December 31, 2014.

Deposits maintained to meet Federal Reserve Bank reserve requirements averaged $1.5 billion and $1.2 billion for the three months ended March 31, 2015, and 2014, respectively.

8. Goodwill and Other Intangibles — The carrying amounts of goodwill, reflecting the effect of foreign exchange rates on non-U.S.-dollar-denominated balances, by reporting segment at March 31, 2015, and December 31, 2014, were as follows:

Table 41: Goodwill by Reporting Segment

(In Millions)	March 31, 2015	December 31, 2014
Corporate & Institutional Services	$456.0	$461.8
Wealth Management	71.3	71.4

Total Goodwill	$527.3	$533.2

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization as of March 31, 2015, and December 31, 2014, were as follows:

Table 42: Other Intangible Assets

(In Millions)	March 31, 2015	December 31, 2014
Gross Carrying Amount	$182.3	$189.5
Less: Accumulated Amortization	129.7	129.5

Net Book Value	$52.6	$60.0

Other intangible assets consist primarily of the value of acquired client relationships and are included within other assets in the consolidated balance sheets. Amortization expense related to other intangible assets totaled $4.6 million and $4.9 million for the three months ended March 31, 2015, and 2014, respectively. Amortization for the remainder of 2015 and for the years 2016, 2017, 2018, and 2019 is estimated to be $6.3 million, $8.4 million, $8.3 million, $7.7 million and $7.5 million, respectively.

Notes to Consolidated Financial Statements (continued)

9. Reporting Segments — The following tables show the earnings contributions of Northern Trust’s reporting segments for the three-month periods ended March 31, 2015, and 2014.

Table 43: Results of Reporting Segments

Three Months Ended March 31,	Corporate & Institutional Services		Wealth Management		Treasury and Other		Total Consolidated
($ In Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest Income
Trust, Investment and Other Servicing Fees	$407.3	$379.2	$320.2	$300.3	$—	$—	$727.5	$679.5
Foreign Exchange Trading Income	67.5	48.1	4.1	2.0	—	—	71.6	50.1
Other Noninterest Income	41.9	44.4	28.8	22.7	4.1	(1.9)	74.8	65.2
Net Interest Income*	96.0	73.7	138.3	135.0	32.5	45.7	266.8	254.4

Revenue*	612.7	545.4	491.4	460.0	36.6	43.8	1,140.7	1,049.2
Provision for Credit Losses	(2.2)	1.2	(2.3)	1.8	—	—	(4.5)	3.0
Noninterest Expense	434.9	423.5	321.9	318.8	32.2	25.7	789.0	768.0

Income before Income Taxes*	180.0	120.7	171.8	139.4	4.4	18.1	356.2	278.2
Provision for Income Taxes*	57.3	34.8	64.6	52.6	3.6	9.4	125.5	96.8

Net Income	$122.7	$85.9	$107.2	$86.8	$0.8	$8.7	$230.7	$181.4

Percentage of Consolidated Net Income	53%	47%	47%	48%	—%	5%	100%	100%
Average Assets	$39,762.4	$57,252.4	$24,308.8	$22,528.7	$43,442.0	$20,462.4	$107,513.2	$100,243.5

*	Stated on an FTE basis. Total consolidated includes FTE adjustments of $6.2 million for 2015 and $8.7 million for 2014.

In the current quarter, the presentation of certain assets was changed from C&IS to Treasury and Other to reflect better the internal management responsibility for these assets. In addition to the transfer of assets, the Corporation’s internal funds pricing treatment of deposits that fund the transferred assets was updated to reflect the economics of these deposits.

Further discussion of reporting segment results is provided within the “Reporting Segments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10. Stockholders’ Equity

Preferred Stock. The Corporation is authorized to issue 10 million shares of preferred stock without par value. The Board of Directors is authorized to fix the particular designations, preferences and relative, participating, optional and other special rights and qualifications, limitations or restrictions for each series of preferred stock issued. As of March 31, 2015, and December 31, 2014, preferred stock totaled $388.5 million, related to the issuance of Series C Non-Cumulative Perpetual Preferred Stock (Series C Preferred Stock) in August 2014. As of March 31, 2015, and December 31, 2014, 16 million depositary shares, each representing 1/1000 ownership interest in a share of Series C Preferred Stock, were issued and outstanding. Series C Preferred Stock has no par value and has a liquidation preference of $25,000 ($25 per depositary share).

Dividends on the Series C Preferred Stock will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, quarterly in arrears on the first day of January, April, July and October of each year, at a rate per annum equal to 5.85%. On January 21, 2015, the Corporation declared a cash dividend of $365.625 per share of Series C Preferred Stock payable on April 1, 2015, to stockholders on record as of March 15, 2015.

Notes to Consolidated Financial Statements (continued)

Common Stock. During the three months ended March 31, 2015, the Corporation repurchased 1.6 million shares of its common stock at an average cost of $68.93 per share and an aggregate cost of approximately $107.2 million, under a program approved by the Board of Directors in April 2014. On April 21, 2015, this program was terminated and replaced with a new repurchase authorization, announced on April 22, 2015, pursuant to which the Corporation may repurchase up to 15 million shares. The new repurchase authorization has no expiration date.

Under the Corporation’s capital plan submitted in January 2015, which was reviewed without objection by the Federal Reserve, the Corporation may repurchase up to $675 million of common stock between April 2015 and June 2016.

11. Accumulated Other Comprehensive Income (Loss) — The following tables summarize the components of accumulated other comprehensive income (loss) (AOCI) at March 31, 2015, and 2014, and changes during the three-month periods then ended.

Table 44: Summary of Changes in Accumulated Other Comprehensive Income (Loss)

(In Millions)	Balance at March 31, 2015	Net Change	Balance at December 31, 2014
Net Unrealized Gains (Losses) on Securities Available for Sale	$81.7	$54.1	$27.6
Net Unrealized Gains (Losses) on Cash Flow Hedges	(5.8)	(1.1)	(4.7)
Net Foreign Currency Adjustments	(7.6)	(5.9)	(1.7)
Net Pension and Other Postretirement Benefit Adjustments	(334.7)	6.2	(340.9)

Total	$(266.4)	$53.3	$(319.7)

(In Millions)	Balance at March 31, 2014	Net Change	Balance at December 31, 2013
Net Unrealized Gains (Losses) on Securities Available for Sale	$10.5	$4.5	$6.0
Net Unrealized Gains (Losses) on Cash Flow Hedges	4.5	1.6	2.9
Net Foreign Currency Adjustments	5.8	(1.3)	7.1
Net Pension and Other Postretirement Benefit Adjustments	(256.9)	3.4	(260.3)

Total	$(236.1)	$8.2	$(244.3)

Notes to Consolidated Financial Statements (continued)

Table 45: Details of Changes in Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2015			2014
(In Millions)	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Unrealized Gains (Losses) on Securities Available for Sale
Noncredit-Related Unrealized Gains (Losses) on Securities OTTI	$—	$—	$—	$1.5	$(0.6)	$0.9
Other Unrealized Gains (Losses) on Securities Available for Sale	86.8	(32.7)	54.1	5.7	(2.2)	3.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	(0.1)	0.1	—	0.1	—	0.1

Net Change	86.7	(32.6)	54.1	7.3	(2.8)	4.5

Unrealized Gains (Losses) on Cash Flow Hedges
Unrealized Gains (Losses) on Cash Flow Hedges	(4.7)	3.0	(1.7)	2.4	(0.9)	1.5
Reclassification Adjustment for (Gains) Losses Included in Net Income	1.0	(0.4)	0.6	0.2	(0.1)	0.1

Net Change	(3.7)	2.6	(1.1)	2.6	(1.0)	1.6

Foreign Currency Adjustments
Foreign Currency Translation Adjustments	(90.1)	12.2	(77.9)	6.5	(0.9)	5.6
Long-Term Intra-Entity Foreign Currency Transaction Losses	(1.0)	0.3	(0.7)	(0.6)	0.2	(0.4)
Net Investment Hedge Gains (Losses)	116.6	(43.9)	72.7	(10.6)	4.1	(6.5)

Net Change	25.5	(31.4)	(5.9)	(4.7)	3.4	(1.3)

Pension and Other Postretirement Benefit Adjustments
Net Actuarial Gains (Losses)	—	—	—	—	—	—
Reclassification Adjustment for (Gains) Losses Included in Net Income	9.5	(3.3)	6.2	6.4	(3.0)	3.4

Net Change	$9.5	$(3.3)	$6.2	$6.4	$(3.0)	$3.4

Notes to Consolidated Financial Statements (continued)

The following table provides the location and before-tax amounts of reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2015.

Table 46: Reclassification Adjustment out of Accumulated Other Comprehensive Income (Loss)

(In Millions)	Location of Reclassification Adjustments Recognized in Income	Amount of Reclassification Adjustments Recognized in Income Three Months Ended March 31, 2015
Securities Available for Sale
Realized (Gains) Losses on Securities Available for Sale	Investment Security Gains (Losses), net	$(0.1)

Realized (Gains) Losses on Cash Flow Hedges
Foreign Exchange Contracts	Other Operating Income/Expense	1.0

Pension and Other Postretirement Benefit Adjustments
Amortization of Net Actuarial (Gains) Losses	Employee Benefits	9.6
Amortization of Prior Service Cost	Employee Benefits	(0.1)

Gross Reclassification Adjustment		$9.5

12. Net Income Per Common Share Computations — The computations of net income per common share are presented in the following table.

Table 47: Net Income per Common Share

	Three Months Ended March 31,
($ In Millions Except Per Common Share Information)	2015	2014
Basic Net Income Per Common Share
Average Number of Common Shares Outstanding	233,381,168	237,208,151
Net Income	$230.7	$181.4
Less: Dividends on Preferred Stock	5.9	—

Net Income Applicable to Common Stock	224.8	181.4

Less: Earnings Allocated to Participating Securities	3.7	2.9

Earnings Allocated to Common Shares Outstanding	221.1	178.5

Basic Net Income Per Common Share	$0.95	$0.75

Diluted Net Income Per Common Share
Average Number of Common Shares Outstanding	233,381,168	237,208,151
Plus: Dilutive Effect of Share-based Compensation	1,907,527	1,842,563

Average Common and Potential Common Shares	235,288,695	239,050,714

Earnings Allocated to Common and Potential Common Shares	$221.1	$178.5
Diluted Net Income Per Common Share	0.94	0.75

Note: Common stock equivalents totaling 1,504,850 and 1,997,337 for the three months ended March 31, 2015, and 2014, respectively, were not included in the computation of diluted net income per common share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements (continued)

13. Net Interest Income — The components of net interest income were as follows:

Table 48: Net Interest Income

	Three Months Ended March 31,
(In Millions)	2015	2014
Interest Income
Loans and Leases	$183.9	$182.9
Securities — Taxable	76.6	69.5
— Non-Taxable	1.3	2.2
Interest-Bearing Due from and Deposits with Banks (Note)	26.6	32.1
Federal Reserve Deposits and Other	10.4	8.7

Total Interest Income	298.8	295.4

Interest Expense
Deposits	16.7	20.1
Federal Funds Purchased	0.2	0.3
Securities Sold Under Agreements to Repurchase	0.1	0.1
Other Borrowings	1.2	0.7
Senior Notes	11.6	17.5
Long-Term Debt	7.8	10.4
Floating Rate Capital Debt	0.6	0.6

Total Interest Expense	38.2	49.7

Net Interest Income	$260.6	$245.7

Note: Interest income for the three months ended March 31, 2015, was earned on cash and due from banks of $2.2 billion and interest-bearing deposits with banks of $15.4 billion as of March 31, 2015.

14. Income Taxes — Income tax expense for the three months ended March 31, 2015, of $119.3 million was recorded, representing an effective tax rate of 34.1%. The provision for income taxes in the comparable period of 2014 was $88.1 million, representing an effective tax rate of 32.7%.

15. Pension and Postretirement Health Care — The following tables set forth the net periodic pension and postretirement benefit expense for Northern Trust’s U.S. and non-U.S. pension plans, supplemental pension plan, and postretirement health care plan for the three months ended March 31, 2015, and 2014.

Table 49: Net Periodic Pension Expense (Benefit)

Net Periodic Pension Expense U.S. Plan	Three Months Ended March 31,
(In Millions)	2015	2014
Service Cost	$9.5	$8.2
Interest Cost	11.2	11.1
Expected Return on Plan Assets	(24.1)	(24.4)
Amortization
Net Actuarial Loss	7.4	5.4
Prior Service Cost	(0.1)	(0.1)

Net Periodic Pension Expense	$3.9	$0.2

Notes to Consolidated Financial Statements (continued)

Net Periodic Pension Expense (Benefit) Non U.S. Plans	Three Months Ended March 31,
(In Millions)	2015	2014
Interest Cost	$1.4	$1.7
Expected Return on Plan Assets	(1.5)	(1.7)
Net Actuarial Loss Amortization	0.4	(0.4)

Net Periodic Pension Expense (Benefit)	$0.3	$(0.4)

Net Periodic Pension Expense Supplemental Plan	Three Months Ended March 31,
(In Millions)	2015	2014
Service Cost	$0.9	$0.8
Interest Cost	1.3	1.2
Amortization
Net Actuarial Loss	1.8	1.5
Prior Service Cost	—	0.1

Net Periodic Pension Expense	$4.0	$3.6

Net Periodic Postretirement Expense Postretirement Health Care Plan	Three Months Ended March 31,
(In Millions)	2015	2014
Interest Cost	0.3	0.4
Amortization
Net Actuarial (Gain)	—	(0.1)

Net Periodic Postretirement Expense	$0.3	$0.3

16. Share-Based Compensation Plans — The Northern Trust Corporation 2012 Stock Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, stock awards, restricted stock units and performance stock units.

In the first quarter of 2015, the Corporation granted 453,862 nonqualified stock options with a total grant-date fair value of $8.5 million, 886,452 stock unit awards with a total grant-date fair value of $62.2 million, and 272,319 performance stock units with a total grant-date fair value of $19.1 million. Stock unit award compensation expense for the three months ended March 31, 2015 and 2014 includes $1.5 million and $1.4 million, respectively, attributable to restricted stock units which vested in full and were expensed in their entirety upon their date of grant. Compensation expense for the three months ended March 31, 2015 and 2014 includes $4.3 million and $3.0 million, respectively, attributable to stock options granted to retirement-eligible employees that were expensed in their entirety on their date of grant.

Total compensation expense for share-based payment arrangements and the associated tax impacts were as follows for the three months ended March 31, 2015, and 2014.

Notes to Consolidated Financial Statements (continued)

Table 50: Total Compensation Expense for Share-Based Payment Arrangements

	Three Months Ended March 31,
(In Millions)	2015	2014
Restricted Stock Unit Awards	$13.5	$14.1
Stock Options	6.0	6.4
Performance Stock Units	3.4	2.6

Total Share-Based Compensation Expense	22.9	23.1

Tax Benefits Recognized	$8.6	$8.7

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

Leveraged Leases. In leveraged leasing transactions, Northern Trust acts as lessor of the underlying asset subject to the lease and typically funds 20-30% of the asset’s cost via an equity ownership in a trust with the remaining 70-80% provided by third-party non-recourse debt holders. In such transactions, the trusts, which are VIEs, are created to provide the lessee use of the property with substantially all of the rights and obligations of ownership. The lessee’s maintenance and operation of the leased property has a direct effect on the fair value of the underlying property, and the lessee also has the ability to increase the benefits it can receive and limit the losses it can suffer by the manner in which it uses the property. As a result, Northern Trust has determined that it is not the primary beneficiary of these VIEs given it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs.

Northern Trust’s maximum exposure to loss as a result of its involvement with the leveraged lease trust VIEs is limited to the carrying amounts of its leveraged lease investments. As of March 31, 2015, and December 31, 2014, the carrying amounts of these investments, which are included in loans and leases in the consolidated balance sheets, were $516.4 million and $547.6 million, respectively. Northern Trust’s funding requirements relative to the VIEs are limited to its invested capital. Northern Trust has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose Northern Trust to a loss.

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

Notes to Consolidated Financial Statements (continued)

Northern Trust’s maximum exposure to loss as a result of its involvement with community development projects is limited to the carrying amount of its investments, including any undrawn commitments. As of March 31, 2015, and December 31, 2014, the carrying amount of investments in community development projects that generate tax credits, included in other assets in the consolidated balance sheets, totaled $198.2 million and $208.9 million, respectively. As of March 31, 2015, and December 31, 2014, liabilities related to undrawn commitments on investments in tax credit community development projects, included in other liabilities in the consolidated balance sheets, totaled $13.9 million and $15.6 million, respectively. Northern Trust’s funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. Northern Trust has no exposure to loss from liquidity arrangements and no obligation to purchase assets of the community development projects.

Affordable housing tax credits and other tax benefits attributable to community development projects totaled $13.2 million and $14.8 million for the three months ended March 31, 2015, and March 31, 2014, respectively.

Trust Preferred Securities. In 1997, Northern Trust issued Floating Rate Capital Securities, Series A and Series B, through NTC Capital I and NTC Capital II, respectively, statutory business trusts wholly-owned by the Corporation. The sole assets of the trusts are Subordinated Debentures of the Corporation that have the same interest rates and maturity dates as the corresponding distribution rates and redemption dates of the Floating Rate Capital Securities. NTC Capital I and NTC Capital II are considered VIEs; however, as the sole asset of each trust is a receivable from the Corporation and proceeds to the Corporation from the receivable exceed the Corporation’s investment in the VIEs’ equity shares, the Corporation is not permitted to consolidate the trusts, even though the Corporation owns all of the voting equity shares of the trusts, has fully guaranteed the trusts’ obligations and has the right to redeem the preferred securities in certain circumstances. Northern Trust recognizes the subordinated debentures in its consolidated balance sheets as long-term liabilities.

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

18. Contingent Liabilities

Commitments, Letters of Credit and Indemnifications. Northern Trust, in the normal course of business, enters into various types of commitments and issues letters of credit to meet the liquidity and credit enhancement needs of its clients.

Legally binding commitments to extend credit generally have fixed expiration dates or other termination clauses. Since a significant portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future loans or liquidity requirements. Legally binding commitments to extend credit totaled $35.6 billion and $35.1 billion as of March 31, 2015, and December 31, 2014, respectively, excluding $477.2 million and $481.4 million of commitments participated to others as of March 31, 2015, and December 31, 2014, respectively.

Standby letters of credit obligate Northern Trust to meet certain financial obligations of its clients, if, under the contractual terms of the agreement, the clients are unable to do so. These instruments are primarily issued to support public and private financial commitments, including commercial paper, bond financing, initial margin requirements on futures exchanges and similar transactions. Northern Trust is obligated to meet the entire financial obligation of these agreements and in certain cases is able to recover the amounts paid through recourse against collateral received or other participants. Standby letters of credit outstanding were $4.4 billion and $4.5 billion as of March 31, 2015, and December 31, 2014, respectively.

Notes to Consolidated Financial Statements (continued)

As part of its securities custody activities and at the direction of its clients, Northern Trust lends securities owned by clients to borrowers who are reviewed and approved by the Northern Trust Counterparty Risk Management Committee. In connection with these activities, Northern Trust has issued indemnifications to certain clients against certain losses that are a direct result of a borrower’s failure to return securities when due, should the value of such securities exceed the value of the collateral required to be posted. Borrowers are required to collateralize fully securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest. The collateral is revalued on a daily basis. The amount of securities loaned as of March 31, 2015, and December 31, 2014, subject to indemnification was $105.5 billion and $98.1 billion, respectively. Because of the credit quality of the borrowers and the requirement to collateralize fully securities borrowed, management believes that the exposure to credit loss from this activity is not significant and no liability was recorded as of March 31, 2015, or December 31, 2014, related to these indemnifications.

Legal Proceedings. In the normal course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including, but not limited to, actions brought on behalf of various claimants or classes of claimants, regulatory matters, employment matters and challenges from tax authorities regarding the amount of taxes due. In certain of these actions and proceedings, claims for substantial monetary damages or adjustments to recorded tax liabilities are asserted.

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

For the reasons set out in this paragraph, the outcome of some matters is inherently difficult to predict and/or the range of loss cannot be reasonably estimated. This may be the case in matters that (i) will be decided by a jury, (ii) are in early stages, (iii) involve uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (iv) are subject to appeals or motions, (v) involve significant factual issues to be resolved, including with respect to the amount of damages, (vi) do not specify the amount of damages sought or (vii) seek very large damages based on novel and complex damage and liability legal theories. Accordingly, the Corporation cannot reasonably estimate the eventual outcome of these pending matters, the timing of their ultimate resolution or what the eventual loss, fines or penalties, if any, related to each pending matter will be.

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

For a limited number of the matters for which a loss is reasonably possible in future periods, whether in excess of an accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. As of March 31, 2015, the Corporation has estimated the upper end of the range of reasonably possible losses for these matters to be approximately $125 million in the aggregate. This aggregate amount of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results will vary significantly from the current estimate.

Notes to Consolidated Financial Statements (continued)

In certain other pending matters, there may be a range of reasonably possible losses (including reasonably possible losses in excess of amounts accrued) that cannot be reasonably estimated for the reasons described above. Such matters are not included in the estimate of reasonably possible losses identified above.

A number of participants in Northern Trust’s securities lending program, which is associated with its asset servicing business, have commenced either individual lawsuits or purported class actions in which they claim, among other things, that Northern Trust failed to exercise prudence in the investment management of the collateral received from the borrowers of the securities, resulting in losses that they seek to recover. The cases assert various contractual, statutory and common law claims, including claims for breach of fiduciary duty under common law and under the Employee Retirement Income Security Act (ERISA). In 2013, Northern Trust recorded a $19.2 million pre-tax charge in connection with an agreement to resolve certain claims related to two of these lawsuits, the settlement of which remains pending while awaiting court approval. Other lawsuits and claims related to securities lending are not part of the proposed settlement, and remain pending.

As previously disclosed in April 2014, Northern Trust remains subject to an investigation by the U.S. Securities and Exchange Commission (SEC) related to Northern Trust’s securities lending activities. Northern Trust continues to cooperate with the SEC in this investigation.

In January 2015, the Public Prosecutor’s Office of France recommended that certain charges be brought against Northern Trust Fiduciary Services (Guernsey) Limited (“NTFS”), an indirect subsidiary of the Corporation, relating to the administration of two trusts for which NTFS serves as trustee. In April 2015, a French investigating magistrate judge charged NTFS with complicity in estate tax fraud. NTFS will contest the criminal charge in the French court. As trustee, NTFS provided no tax advice and had no involvement in the preparation or filing of the challenged estate tax filings.

Visa Membership. Northern Trust, as a member of Visa U.S.A. Inc. and in connection with the initial public offering of Visa Inc. (Visa), received shares of restricted stock in Visa. As of March 31, 2015, the Visa shares held by Northern Trust are recorded at their original cost basis of zero and have restrictions as to their sale or transfer.

Northern Trust is obligated to indemnify Visa for losses resulting from certain indemnified litigation relating to interchange fees and has been required to recognize, at its estimated fair value in accordance with GAAP, a guarantee liability arising from such litigation that has not yet settled. During 2007, Northern Trust recorded liabilities relating to Visa indemnified litigation. Subsequently, Visa established an escrow account to cover the settlements of, or judgments in, indemnified litigation. The fundings by Visa of its escrow account have resulted in reductions of Northern Trust’s indemnification liability. Northern Trust’s indemnification liability was fully eliminated as of December 31, 2011. On October 19, 2012, Visa signed a settlement agreement with plaintiff representatives for binding settlement of the indemnified litigation. On January 14, 2014, the trial court entered a final judgment order approving the settlement with the class plaintiffs, which is subject to appeal. A number of objectors have appealed from that order and more than 30 opt-out cases have been filed by merchants in various federal district courts.

While the ultimate resolution of the indemnified litigation and the timing for removal of selling restrictions on the Visa shares are highly uncertain, Northern Trust anticipates that the value of its Visa shares will be adequate to offset any remaining indemnification obligations related to Visa litigation.

19. Derivative Financial Instruments — Northern Trust is a party to various derivative financial instruments that are used in the normal course of business to meet the needs of its clients, as part of its trading activity for its own account and as part of its risk management activities. These instruments include foreign exchange contracts and interest rate contracts.

Notes to Consolidated Financial Statements (continued)

Northern Trust’s primary risks associated with these instruments is the possibility that interest rates, foreign exchange rates or credit spreads could change in an unanticipated manner, resulting in higher costs or a loss in the underlying value of the instrument. These risks are mitigated by establishing limits, monitoring the level of actual positions taken against such established limits and monitoring the level of any interest rate sensitivity gaps created by such positions. When establishing position limits, market liquidity and volatility, as well as experience in each market, are taken into account.

Credit risk associated with derivative instruments relates to the failure of the counterparty to pay based on the contractual terms of the agreement, and is generally limited to the unrealized fair value gains on these instruments, net of any cash collateral received. The amount of credit risk will increase or decrease during the lives of the instruments as interest rates, foreign exchange rates or credit spreads fluctuate. Northern Trust’s risk is controlled by limiting such activity to an approved list of counterparties and by subjecting such activity to the same credit and quality controls as are followed in lending and investment activities. Credit Support Annexes and other similar agreements are currently in place with a number of Northern Trust’s counterparties which mitigate the aforementioned credit risk associated with derivative activity conducted with those counterparties by requiring that significant net unrealized fair value gains be supported by collateral placed with Northern Trust.

All derivative financial instruments, whether designated as hedges or not, are recorded in the consolidated balance sheets at fair value within other assets or other liabilities. As noted in the discussions below, the manner in which changes in the fair value of a derivative is accounted for in the consolidated statements of income depends on whether the contract has been designated as a hedge and qualifies for hedge accounting under GAAP. Northern Trust has elected to net derivative assets and liabilities when legally enforceable master netting arrangements or similar agreements exist between Northern Trust and the counterparty. Derivative assets and liabilities recorded in the consolidated balance sheets were each reduced by $2.4 billion and $1.9 billion as of March 31, 2015, and December 31, 2014, respectively, as a result of master netting arrangements and similar agreements in place. Derivative assets and liabilities recorded at March 31, 2015, also reflect reductions of $440.8 million and $1.1 billion, respectively, as a result of cash collateral received from and deposited with derivative counterparties, respectively. This compares with reductions of derivative assets and liabilities of $315.8 million and $1.2 billion, respectively, at December 31, 2014. Additional cash collateral received from and deposited with derivative counterparties totaling $29.4 million and $124.3 million, respectively, as of March 31, 2015, and $19.6 million and $153.2 million, respectively, as of December 31, 2014, were not offset against derivative assets and liabilities in the consolidated balance sheets as the amounts exceeded the net derivative positions with those counterparties. Northern Trust centrally clears eligible interest rate derivative instruments as required under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Securities posted as collateral for these transactions totaled $27.3 million and $27.4 million at March 31, 2015, and December 31, 2014, respectively, are not offset against derivative assets and liabilities in the consolidated balance sheets, and the counterparty receiving the securities as collateral does not have the right to repledge or sell the securities.

Certain master netting arrangements Northern Trust enters into with derivative counterparties contain credit-risk-related contingent features in which the counterparty has the option to declare Northern Trust in default and accelerate cash settlement of net derivative liabilities with the counterparty in the event Northern Trust’s credit rating falls below specified levels. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position was $245.4 million and $299.5 million at March 31, 2015, and December 31, 2014, respectively. Cash collateral amounts deposited with derivative counterparties on those dates included $201.7 million and $272.9 million, respectively, posted against these liabilities, resulting in a net maximum amount of termination payments that could have been required at March 31, 2015, and December 31, 2014, of $43.7 million and $26.6 million, respectively. Accelerated settlement of these liabilities would not have a material effect on the consolidated financial position or liquidity of Northern Trust.

Foreign exchange contracts are agreements to exchange specific amounts of currencies at a future date, at a specified rate of exchange. Foreign exchange contracts are entered into primarily to meet the foreign exchange

Notes to Consolidated Financial Statements (continued)

needs of clients. Foreign exchange contracts are also used for trading purposes and risk management. For risk management purposes, Northern Trust uses foreign exchange contracts to reduce its exposure to changes in foreign exchange rates relating to certain forecasted non-functional-currency-denominated revenue and expenditure transactions, foreign-currency-denominated assets and liabilities and net investments in non-U.S. affiliates.

Interest rate contracts include swap and option contracts. Interest rate swap contracts involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Northern Trust enters into interest rate swap contracts with its clients and offsetting contracts with outside counterparties. It also may utilize such contracts to reduce or eliminate the exposure to changes in the cash flows or fair value of hedged assets or liabilities due to changes in interest rates. Interest rate option contracts may include caps, floors, collars and swaptions, and provide for the transfer or reduction of interest rate risk, typically in exchange for a fee. Northern Trust enters into option contracts primarily as a seller of interest rate protection to clients. Northern Trust receives a fee at the outset of the agreement for the assumption of the risk of an unfavorable change in interest rates. This assumed interest rate risk is then mitigated by entering into an offsetting position with an outside counterparty. Northern Trust may also purchase or enter into option contracts for risk management purposes including to reduce the exposure to changes in the cash flows of hedged assets due to changes in interest rates.

Client-Related and Trading Derivative Instruments. Approximately 97% of Northern Trust’s derivatives outstanding at March 31, 2015, and December 31, 2014, measured on a notional value basis, relate to client-related and trading activities. These activities consist principally of providing foreign exchange services to clients in connection with Northern Trust’s global custody business. However, in the normal course of business, Northern Trust also engages in trading of currencies for its own account.

The following table shows the notional and fair values of client-related and trading derivative financial instruments. Notional amounts of derivative financial instruments do not represent credit risk, and are not recorded in the consolidated balance sheets. They are used merely to express the volume of this activity. Northern Trust’s credit-related risk of loss is limited to the positive fair value of the derivative instrument, which is significantly less than the notional amount.

Table 51: Notional and Fair Values of Client-Related and Trading Derivative Financial Instruments

	March 31, 2015			December 31, 2014
	Notional Value	Fair Value		Notional Value	Fair Value
(In Millions)		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$270,476.9	$4,731.2	$4,686.4	$257,568.7	$4,149.5	$4,072.0
Interest Rate Contracts	5,662.2	123.1	119.3	5,353.8	105.5	101.3

Total	$276,139.1	$4,854.3	$4,805.7	$262,922.5	$4,255.0	$4,173.3

Notes to Consolidated Financial Statements (continued)

Changes in the fair value of client-related and trading derivative instruments are recognized currently in income. The following table shows the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2015, and 2014.

Table 52: Location and Amount of Gains and Losses Recorded in Income

	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended March 31,
(In Millions)		2015	2014
Foreign Exchange Contracts	Foreign Exchange Trading Income	$71.6	$50.1
Interest Rate Contracts	Security Commissions and Trading Income	4.9	1.9

Total		$76.5	$52.0

Risk Management Instruments. Northern Trust uses derivative instruments to hedge its exposure to foreign currency, interest rate and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value, cash flow or net investment hedges. Other derivatives that are entered into for risk management purposes as economic hedges are not formally designated as hedges and changes in fair value are recognized currently in other operating income.

In order to qualify for hedge accounting, a formal assessment is performed on a calendar-quarter basis to verify that derivatives used in designated hedging transactions continue to be highly effective in offsetting the changes in fair value or cash flows of the hedged item. If a derivative ceases to be highly effective, matures, is sold or is terminated, or if a hedged forecasted transaction is no longer probable of occurring, hedge accounting is terminated and the derivative is treated as if it were a trading instrument.

The following table identifies the types and classifications of derivative instruments formally designated as hedges under GAAP and used by Northern Trust to manage risk, their notional and fair values, and the respective risks addressed.

Table 53: Notional and Fair Values of Designated Risk Management Derivative Financial Instruments

			March 31, 2015			December 31, 2014
(In Millions)	Derivative Instrument	Risk Classification	Notional Value	Fair Value		Notional Value	Fair Value
				Asset	Liability		Asset	Liability
Fair Value Hedges
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	$2,815.7	$6.0	$26.9	$2,859.5	$12.7	$28.5
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Rate	1,250.0	138.4	2.0	1,250.0	112.8	2.0

Cash Flow Hedges
Forecasted Foreign Currency Denominated Transactions	Foreign Exchange Contracts	Foreign Currency	340.5	8.8	24.4	344.9	6.0	14.8
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Rate	10.0	—	—	10.0	—	—
Available for Sale Investment Securities	Interest Rate Option Contracts	Interest Rate	725.0	4.5	—	625.0	1.3	—

Net Investment Hedges
Net Investments in Non-U.S. Affiliates	Foreign Exchange Contracts	Foreign Currency	1,874.2	57.7	0.3	1,795.4	118.9	3.4

Total			$7,015.4	$215.4	$53.6	$6,884.8	$251.7	$48.7

Notes to Consolidated Financial Statements (continued)

In addition to the above, Sterling denominated debt, totaling $243.9 million at December 31, 2014, was designated as a hedge of the foreign exchange associated with the net investment in certain non-U.S. affiliates. This debt matured during the quarter ended March 31, 2015.

Derivatives are designated as fair value hedges to limit Northern Trust’s exposure to changes in the fair value of assets and liabilities due to movements in interest rates. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded currently in income. The following table shows the location and amount of derivative gains and losses recorded in the consolidated statements of income related to fair value hedges for the three months ended March 31, 2015, and 2014.

Table 54: Location and Amount of Derivative Gains and Losses Recorded in Income

(In Millions)	Derivative Instrument	Location of Derivative Gain/(Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
			Three Months Ended March 31,
			2015	2014
Available for Sale Investment Securities	Interest Rate Swap Contracts	Interest Income	$(17.3)	$(12.1)
Senior Notes and Long-Term Subordinated Debt	Interest Rate Swap Contracts	Interest Expense	29.8	32.5

Total			$12.5	$20.4

Northern Trust applies the “shortcut” method of accounting, available under GAAP, to substantially all of its fair value hedges, which assumes there is no ineffectiveness in a hedge. As a result, changes recorded in the fair value of the hedged item are equal to the offsetting gain or loss on the derivative and are reflected in the same line item. For fair value hedges that do not qualify for the “shortcut” method of accounting, Northern Trust utilizes regression analysis, the “long-haul” method of accounting, in assessing whether the hedging relationships are highly effective at inception and quarterly thereafter. Ineffectiveness resulting from fair value hedges is recorded in either interest income or interest expense. There was no ineffectiveness or changes in the fair value of hedged items recognized in earnings for fair value hedges accounted for under the “long-haul” method of accounting during the three month periods ended March 31, 2015, and 2014.

Derivatives are also designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movements in interest or foreign exchange rates. The effective portion of changes in the fair value of such derivatives is recognized in AOCI, a component of stockholders’ equity, and there is no change in the accounting for the hedged item. Balances in AOCI are reclassified to earnings when the hedged forecasted transaction impacts earnings. Northern Trust applies the “shortcut” method of accounting for cash flow hedges of certain available for sale investment securities. For cash flow hedges of certain other available for sale investment securities and forecasted foreign currency denominated revenue and expenditure transactions, Northern Trust closely matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis which limits hedge ineffectiveness. For cash flow hedges of available for sale investment securities, to the extent all terms are not perfectly matched, effectiveness is assessed using regression analysis and any ineffectiveness is measured using the hypothetical derivative method. For cash flow hedges of forecasted foreign currency denominated revenue and expenditure transactions, to the extent all terms are not perfectly matched, effectiveness is assessed using the dollar-offset method and any ineffectiveness is measured using the hypothetical derivative method. There was no ineffectiveness recognized in earnings for cash flow hedges during the three-month periods ended March 31, 2015, and 2014. As of March 31, 2015, twenty-three months was the maximum length of time over which the exposure to variability in future cash flows of forecasted foreign-currency-denominated transactions was being hedged.

Notes to Consolidated Financial Statements (continued)

The following table provides cash flow hedge derivative gains and losses recognized in AOCI and the amounts reclassified to earnings during the three months ended March 31, 2015, and 2014.

Table 55: Cash Flow Hedge Derivative Gains and Losses Recognized in AOCI and Reclassified to Earnings

(In Millions)	Foreign Exchange Contracts (Before Tax)		Interest Rate Option Contracts (Before Tax)
Three Months Ended March 31,	2015	2014	2015	2014
Net Gain/(Loss) Recognized in AOCI	$(7.9)	$2.4	$3.2	$—

Net Gain/(Loss) Reclassified from AOCI to Net Income
Other Operating Income	(1.6)	0.8	—	—
Interest Income	—	—	1.1	—
Other Operating Expense	(0.5)	(0.2)	—	—

Total	$(2.1)	$0.6	$1.1	$—

During the three months ended March 31, 2015, and 2014, there were no transactions discontinued due to the original forecasted transactions no longer being probable of occurring. It is estimated that a net loss of $11.1 million will be reclassified into net income within the next twelve months relating to cash flow hedges of foreign-currency-denominated transactions. It is estimated that a net gain of $4.1 million will be reclassified into net income upon the receipt of interest payments on earning assets within the next twelve months relating to cash flow hedges of available for sale investment securities.

Certain foreign exchange contracts and qualifying nonderivative instruments are designated as net investment hedges to minimize Northern Trust’s exposure to variability in the foreign currency translation of net investments in non-U.S. branches and subsidiaries. The effective portion of changes in the fair value of the hedging instrument is recognized in AOCI consistent with the related translation gains and losses of the hedged net investment. For net investment hedges, all critical terms of the hedged item and the hedging instrument are matched at inception and on an ongoing basis to minimize the risk of hedge ineffectiveness. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the hypothetical derivative method. Ineffectiveness resulting from net investment hedges is recorded in other operating income. There was no ineffectiveness recorded during the three months ended March 31, 2015, and 2014. Amounts recorded in AOCI are reclassified to net income only upon the sale or liquidation of an investment in a non-U.S. branch or subsidiary.

The following table provides net investment hedge gains and losses recognized in AOCI during the three months ended March 31, 2015, and 2014.

Table 56: Net Investment Hedge Gains and Losses Recognized in AOCI

	Hedging Gain/(Loss) Recognized in OCI (Before Tax)
	Three Months Ended March 31,
(In Millions)	2015	2014
Foreign Exchange Contracts	$111.6	$(9.0)
Sterling Denominated Subordinated Debt	5.0	(1.6)

Total	$116.6	$(10.6)

Derivatives that are not formally designated as hedges under GAAP are entered into for risk management purposes. Foreign exchange contracts are entered into to manage the foreign currency risk of non-U.S.-dollar-

Notes to Consolidated Financial Statements (continued)

denominated assets and liabilities, the net investment in certain non-U.S. affiliates, commercial loans and forecasted foreign-currency-denominated transactions. The following table identifies the types of risk management derivative instruments not formally designated as hedges and their notional amounts and fair values.

Table 57: Notional and Fair Values of Non-Designated Risk Management Derivative Instruments

(In Millions)	March 31, 2015			December 31, 2014
	Notional Value	Fair Value		Notional Value	Fair Value
		Asset	Liability		Asset	Liability
Foreign Exchange Contracts	$257.0	$0.9	$3.0	$246.3	$0.8	$5.3

Changes in the fair value of derivative instruments not formally designated as hedges are recognized currently in income. The following table provides the location and amount of gains and losses recorded in the consolidated statements of income for the three months ended March 31, 2015, and 2014.

Table 58: Location and Amount of Gains and Losses Recorded in Income for Non-Designated Risk Management Derivative Instruments

(In Millions)	Location of Derivative Gain/ (Loss) Recognized in Income	Amount of Derivative Gain/(Loss) Recognized in Income
		Three Months Ended March 31,
		2015	2014
Foreign Exchange Contracts	Other Operating Income	(8.7)	(0.7)

20. Offsetting of Assets and Liabilities

The following tables provide information regarding the offsetting of derivative assets and securities purchased under agreements to resell within the consolidated balance sheets as of March 31, 2015, and December 31, 2014.

Table 59: Offsetting of Derivative Assets and Securities Purchased Under Agreements to Resell

March 31, 2015
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts Over the Counter (OTC)	$3,705.1	$2,360.5	$1,344.6	$—	$1,344.6
Interest Rate Swaps OTC	197.9	31.8	166.1	—	166.1
Interest Rate Swaps Exchange Cleared	74.1	25.7	48.4	—	48.4
Cross Product Netting Adjustment	—	25.4	—	—	—
Cross Product Collateral Adjustment	—	440.8	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,977.1	2,884.2	1,092.9	—	1,092.9

Total Derivatives Not Subject to a Master Netting Arrangement	1,093.5	—	1,093.5	—	1,093.5

Total Derivatives	5,070.6	2,884.2	2,186.4	—	2,186.4

Securities Purchased under Agreements to Resell (2)	$1,000.0	$—	$1,000.0	$1,000.0	$—

Notes to Consolidated Financial Statements (continued)

December 31, 2014
(In Millions)	Gross Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (3)
Derivative Assets (1)
Foreign Exchange Contracts OTC	$3,442.8	$1,889.8	$1,553.0	$—	$1,553.0
Interest Rate Swaps OTC	183.9	32.1	151.8	—	151.8
Interest Rate Swaps Exchange Cleared	48.4	13.1	35.3	—	35.3
Cross Product Netting Adjustment	—	6.3	—	—	—
Cross Product Collateral Adjustment	—	315.8	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,675.1	2,257.1	1,418.0	—	1,418.0

Total Derivatives Not Subject to a Master Netting Arrangement	832.4	—	832.4	—	832.4

Total Derivatives	4,507.5	2,257.1	2,250.4	—	2,250.4

Securities Purchased under Agreements to Resell (2)	$1,000.0	$—	$1,000.0	$1,000.0	$—

(1)	Derivative assets are reported in other assets in the consolidated balance sheets. Other assets (excluding derivative assets) totaled $3,177.3 million and $3,614.7 million as of March 31, 2015, and December 31, 2014, respectively.
(2)	Securities purchased under agreements to resell are reported in federal funds sold and securities purchased under agreements to resell in the consolidated balance sheets. Federal funds sold totaled $113.9 million and $62.7 million as of March 31, 2015, and December 31, 2014, respectively.
(3)	Northern Trust did not possess any cash collateral that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2015, and December 31, 2014.

The following tables provide information regarding the offsetting of derivative liabilities and securities sold under agreements to repurchase within the consolidated balance sheets as of March 31, 2015, and December 31, 2014.

Table 60: Offsetting of Derivative Liabilities and Securities Sold Under Agreements to Repurchase

March 31, 2015
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$3,895.1	$2,360.5	$1,534.6	$—	$1,534.6
Interest Rate Swaps OTC	122.5	31.8	90.7	—	90.7
Interest Rate Swaps Exchange Cleared	25.7	25.7	—	—	—
Cross Product Netting Adjustment	—	25.4	—	—	—
Cross Product Collateral Adjustment	—	1,067.5	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	4,043.3	3,510.9	532.4	—	532.4

Total Derivatives Not Subject to a Master Netting Arrangement	819.0	—	819.0	—	819.0

Total Derivatives	4,862.3	3,510.9	1,351.4	—	1,351.4

Securities Sold under Agreements to Repurchase	$613.2	$—	$613.2	$613.2	$—

Notes to Consolidated Financial Statements (continued)

December 31, 2014
(In Millions)	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount (2)
Derivative Liabilities (1)
Foreign Exchange Contracts OTC	$3,431.0	$1,889.8	$1,541.2	$—	$1,541.2
Interest Rate Swaps OTC	118.7	32.1	86.6	—	86.6
Interest Rate Swaps Exchange Cleared	13.1	13.1	—	—	—
Cross Product Netting Adjustment	—	6.3	—	—	—
Cross Product Collateral Adjustment	—	1,232.0	—	—	—

Total Derivatives Subject to a Master Netting Arrangement	3,562.8	3,173.3	389.5	—	389.5

Total Derivatives Not Subject to a Master Netting Arrangement	664.5	—	664.5	—	664.5

Total Derivatives	4,227.3	3,173.3	1,054.0	—	1,054.0

Securities Sold under Agreements to Repurchase	$885.1	$—	$885.1	$885.1	$—

(1)	Derivative liabilities are reported in other liabilities in the consolidated balance sheets. Other liabilities (excluding derivative liabilities) totaled $3,185.1 million and $2,794.1 million as of March 31, 2015, and December 31, 2014, respectively.
(2)	Northern Trust did not place any cash collateral with counterparties that was not offset in the consolidated balance sheets that could have been used to offset the net amounts presented in the consolidated balance sheets as of March 31, 2015, and December 31, 2014.

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

As of March 31, 2015, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based on such evaluation, such officers have concluded that, as of March 31, 2015, the Corporation’s disclosure controls and procedures are effective.

There have been no changes in the Corporation’s internal control over financial reporting during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information presented under the caption “Legal Proceedings” in “Note 18 — Contingent Liabilities” included under Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table shows certain information relating to the Corporation’s purchases of common stock for the three months ended March 31, 2015.

Table 61: Repurchases of Common Stock

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2015	194,190	$65.26	194,190	6,943,411
February 1-28, 2015	969,000	69.17	969,000	5,974,411
March 1-31, 2015	392,680	70.15	392,680	5,581,731

Total (First Quarter)	1,555,870	$68.93	1,555,870	5,581,731

(1)	Includes shares purchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding.
(2)	Includes shares repurchased under the authorization announced by the Corporation on April 15, 2014. On April 21, 2015, this program was terminated and replaced with a new repurchase program, announced on April 22, 2015, pursuant to which the Corporation’s board of directors authorized the Corporation to repurchase up to 15.0 million shares of the Corporation’s common stock. The new repurchase program has no expiration date.

Item 6.	Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TRUST CORPORATION
(Registrant)

Date: April 28, 2015	By:	/s/ S. Biff Bowman
S. Biff Bowman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2015	By:	/s/ Jane Karpinski
Jane Karpinski Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Includes the following financial and related information from Northern Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements